Form 10-K
period 2014-03-29
RALPH LAUREN CORP
filed 2014-05-15
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 29, 2014
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
(Registrant's telephone number, including area code)
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
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☑
The aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant was approximately $9,952,987,112 as of September 27, 2013, the last business day of the registrant's most recently completed second fiscal quarter based on the closing price of the common stock on the New York Stock Exchange.

At May 9, 2014, 61,846,655 shares of the registrant's Class A common stock, $.01 par value and 26,881,276 shares of the registrant's Class B common stock, $.01 par value were outstanding.
Part III incorporates information from certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of March 29, 2014.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Various statements in this Form 10-K or incorporated by reference into this Form 10-K, in future filings by us with the Securities and Exchange Commission (the "SEC"), in our press releases, and in oral statements made from time to time by us or on our behalf constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as "anticipate," "estimate," "expect," "project," "we believe," "is or remains optimistic," "currently envisions," and similar words or phrases and involve known and unknown risks, uncertainties, and other factors which may cause actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed in or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others:

•	the loss of key personnel, including Mr. Ralph Lauren;

•	our ability to successfully implement our anticipated growth strategies and to capitalize on our repositioning initiatives in certain regions and merchandise categories;

•
our ability to secure our facilities and systems and those of our third-party service providers from, among other things, cybersecurity breaches, acts of vandalism, computer viruses, or similar Internet or email events;

•	our ability to continue to maintain our brand image and reputation and protect our trademarks;

•	the impact of global economic conditions on us, our customers, our suppliers, and our vendors, and on our ability and their ability to access sources of liquidity;

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

•	our ability to continue to expand or grow our business internationally, and the impact of related changes in our customer, channel, and geographic sales mix as a result;

•	our exposure to domestic and foreign currency fluctuations and risks associated with increases in the costs of raw materials, transportation, and labor;

•	changes to our effective tax rates in future years;

•	changes in our relationships with department store customers and licensing partners;

•	our efforts to improve the efficiency of our distribution system and to continue to enhance and upgrade our global information technology systems;

•	our intention to introduce new products or enter into or renew alliances and exclusive relationships;

•
our ability to access sources of liquidity to provide for our cash needs, including our debt obligations, payment of dividends, capital expenditures, and potential repurchase of our Class A common stock;

•	our ability to open new retail stores, concession shops, and e-commerce sites in an effort to expand our direct-to-consumer presence;

•	our ability to make certain strategic acquisitions of selected licenses held by our licensees and successfully integrate the acquired businesses into our existing operations;

•	our ability to maintain our credit profile and ratings within the financial community;

•	the potential impact on our operations and on our customers resulting from natural or man-made disasters; and

•
the impact to our business of events of unrest and instability that are currently taking place in certain parts of the world, as well as from any terrorist action, retaliation, and the threat of further action or retaliation.

These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is described in Part I of this Form 10-K under the heading of "Risk Factors." We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
WEBSITE ACCESS TO COMPANY REPORTS AND OTHER INFORMATION
Our investor website is http://investor.ralphlauren.com. We were incorporated in June 1997 under the laws of the State of Delaware. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 are available at our investor website under the caption "SEC Filings" promptly after we electronically file such materials with or furnish such materials to the SEC. Information relating to corporate governance at Ralph Lauren Corporation, including our Corporate Governance Policies, our Code of Business Conduct and Ethics for all directors, officers, and employees, our Code of Ethics for Principal Executive Officers and Senior Financial Officers, and information concerning our directors, Committees of the Board, including Committee charters, and transactions in Ralph Lauren Corporation securities by directors and executive officers is available at our website under the captions "Corporate Governance" and "SEC Filings." Paper copies of these filings and corporate governance documents are available to stockholders without charge by written request to Investor Relations, Ralph Lauren Corporation, 625 Madison Avenue, New York, New York 10022.
In this Form 10-K, references to "Ralph Lauren," "ourselves," "we," "our," "us," and the "Company" refer to Ralph Lauren Corporation and its subsidiaries ("RLC"), unless the context indicates otherwise. Due to the collaborative and ongoing nature of our relationships with our licensees, such licensees are sometimes referred to in this Form 10-K as "licensing alliances." Our fiscal year ends on the Saturday closest to March 31. All references to "Fiscal 2015" represent the 52-week fiscal year ending March 28, 2015. All references to "Fiscal 2014" represent the 52-week fiscal year ended March 29, 2014. All references to "Fiscal 2013" represent the 52-week fiscal year ended March 30, 2013. All references to "Fiscal 2012" represent the 52-week fiscal year ended March 31, 2012. All references to "Fiscal 2011" represent the 52-week fiscal year ended April 2, 2011.
PART I

Item 1.	Business.
General
Founded in 1967 by Mr. Ralph Lauren, we are a global leader in the design, marketing, and distribution of premium lifestyle products, including men's, women's, and children's apparel, accessories, fragrances, and home furnishings. Our long-standing reputation and distinctive image have been consistently developed across an expanding number of products, brands, sales channels, and international markets. We believe that our global reach, breadth of product offerings, and multi-channel distribution are unique among luxury and apparel companies.
We operate in three distinct but integrated segments: Wholesale, Retail, and Licensing. Our Wholesale business, representing approximately 47% of our Fiscal 2014 net revenues, consists of sales made principally to major department stores and specialty stores around the world. Our Retail business, representing approximately 51% of our Fiscal 2014 net revenues, consists of sales made directly to consumers through our retail stores around the world; through concession-based shop-within-shops located primarily in Asia, Australia, and Europe; and through our retail e-commerce channel in North America, Europe, and Asia. Our Licensing business, representing approximately 2% of our Fiscal 2014 net revenues, consists of royalty-based arrangements under which we license to unrelated third parties the right to operate retail stores and/or to use our various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear, and fragrances, in specified geographic areas for specified periods. Approximately 36% of our Fiscal 2014 net revenues were earned in international regions outside of the U.S. See Note 22 to the accompanying audited consolidated financial statements for a summary of net revenues by reportable segment and by geographic location.
Over the past five fiscal years, our sales have grown by 50% to $7.450 billion in Fiscal 2014 from $4.979 billion in the fiscal year ended April 3, 2010. This growth has been attributable to both our acquisitions and organic growth. We have diversified our business by channels of distribution, price point, and target consumer, as well as by geography. Our global reach is extensive, with Ralph Lauren-branded merchandise available through our wholesale distribution channels at over 11,000 different retail locations worldwide. We also sell directly to customers throughout the world via our 433 retail stores, our 503 concession-based shop-within-shops, and our eight e-commerce sites. In addition to our directly-operated stores and shops, our international licensing partners operate 64 Ralph Lauren Stores, 9 Ralph Lauren concession shops, and 106 Club Monaco stores and shops.
We continue to invest in our business. In the past five fiscal years, we have invested approximately $1.570 billion for acquisitions and capital improvements, primarily funded through strong operating cash flow. We intend to continue to execute our long-term strategy, which includes expanding our presence internationally, extending our direct-to-consumer reach, expanding our accessories and other product and brand offerings, and investing in our operational infrastructure. See "Objectives and Opportunities" for further discussion of our long-term strategy.
We have been controlled by the Lauren family since the founding of our Company. As of March 29, 2014, Mr. Ralph Lauren, or entities controlled by the Lauren family, held approximately 81% of the voting power of the outstanding common stock of the Company.
Seasonality of Business
Our business is typically affected by seasonal trends, with higher levels of wholesale sales in our second and fourth quarters and higher retail sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school, and holiday shopping periods in our Retail segment. As a result of growth and other changes in our business, along with changes in consumer spending patterns and the macroeconomic environment, historical quarterly operating trends and working capital requirements may not be indicative of our future performance. In addition, fluctuations in sales, operating income, and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns.
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
Objectives and Opportunities
Our core strengths include a portfolio of global premium lifestyle brands, a proven ability to develop and extend our brands distributed through multiple channels in global markets, a disciplined investment philosophy supported by a strong balance sheet, and an experienced management team. Despite the various risks and uncertainties associated with the current global economic environment, as discussed further in Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations — Current Trends and Outlook," we believe our core strengths will allow us the opportunity to execute our strategy for long-term sustainable growth in revenue, net income, and operating cash flow.
As our business has grown, our portfolio mix and brand control has evolved from primarily that of a mono-brand U.S.-centric menswear wholesaler with a broad array of product and geographic licenses, to that of a portfolio of lifestyle brands with a "direct control" model over most of our brands, products, and international territories. We believe that this broader and better-diversified portfolio mix positions us for ongoing growth, allowing us to offer our customers a range of products, price points, and channels of distribution. We operate our retail business using an omni-channel retailing strategy to deliver a seamless and integrated shopping experience to our customers. We believe that our size and global operations favorably position us to take advantage of synergies in design, sourcing, and distribution across our different businesses.

While balancing our key long-term strategic objectives with our near-term priorities, we intend to continue to pursue select opportunities for growth during the course of Fiscal 2015 and beyond. These opportunities and continued investment initiatives include:

•	International Growth;

•	Direct-to-Consumer Growth;

•	Product Innovation and Brand Extension Growth;

•	Investment in Operational Infrastructure;

•	Global Talent Development and Management; and

•	Strong Financial Management and Cash Flow Reinvestment.
Recent Developments
Australia and New Zealand Licensed Operations Acquisition
In July 2013, in connection with the transition of the Ralph Lauren-branded apparel and accessories business in Australia and New Zealand (the "Australia and New Zealand Business") from a licensed to a wholly-owned operation, we acquired certain net assets from Oroton Group/PRL Australia ("Oroton") in exchange for an aggregate payment of approximately $15 million (the "Australia and New Zealand Licensed Operations Acquisition"). Oroton was our licensee for the Australia and New Zealand Business. The operating results of the acquired business have been consolidated in our operating results beginning on July 1, 2013.
Chaps Menswear License Acquisition
In April 2013, in connection with the transition of the North American Chaps-branded men's sportswear business (the "Chaps Menswear Business") from a licensed to a wholly-owned operation, we entered into an agreement with The Warnaco Group, Inc. ("Warnaco"), a subsidiary of PVH Corp., to acquire certain net assets in exchange for an aggregate payment of approximately $18 million (the "Chaps Menswear License Acquisition"). Warnaco was our licensee for the Chaps Menswear Business. The operating results of the Chaps Menswear Business have been consolidated in our operating results beginning on April 10, 2013.
Rugby Closure Plan
In October 2012, we approved a plan to wind-down our Rugby brand retail operations (the "Rugby Closure Plan"). This decision was primarily based on the results of an analysis of the brand concept, as well as an opportunity to reallocate our resources related to these operations to support other high-growth business opportunities and initiatives. In connection with the Rugby Closure Plan, 13 of our 14 global freestanding Rugby stores and our related domestic e-commerce site located at Rugby.com were closed during the second half of Fiscal 2013. The one remaining Rugby store was closed during Fiscal 2014. The Rugby Closure Plan also resulted in a reduction in our workforce of approximately 160 employees. See Notes 11 and 12 to our consolidated financial statements for detailed discussions of impairment and restructuring charges recorded during Fiscal 2013 in connection with the Rugby Closure Plan.
Discontinuance of American Living at JCPenney
During the fourth quarter of Fiscal 2012, we decided, along with our wholesale partner J.C. Penney Company, Inc. ("JCPenney"), to discontinue the majority of the products sold under the American Living brand created for and exclusively sold to JCPenney, effective for the Fall 2012 wholesale selling season. The discontinuance of these American Living product lines did not have a material impact on our consolidated or segment results.
Our Brands and Products
Since 1967, our distinctive brand image has been consistently developed across an expanding number of products, price tiers, and markets. Our products, which include apparel, accessories, and fragrance collections for men and women, as well as childrenswear and home furnishings, comprise one of the world's most widely recognized families of consumer brands. Reflecting a distinctive American perspective, we have been an innovator in aspirational lifestyle branding and believe that, under the direction of internationally renowned designer Mr. Ralph Lauren, we have had a considerable influence on the way people dress and the way that fashion is advertised throughout the world.
We combine consumer insight with our design, marketing, and imaging skills to offer, along with our licensing alliances, broad lifestyle product collections with a unified vision:

•	Apparel — Products include extensive collections of men's, women's, and children's clothing;

•	Accessories — Products encompass a broad range, including footwear, eyewear, watches, fine jewelry, hats, belts, and leathergoods, including handbags and luggage;

•	Home — Coordinated home products include bedding and bath products, furniture, fabric and wallpaper, lighting, paint, tabletop, and giftware; and

•	Fragrance — Fragrance products are sold under our Big Pony, Romance, Midnight Romance, Polo, Lauren, Safari, Ralph, Black Label, and Purple Label brands, among others.
Our lifestyle brand image is reinforced by our stores and concession shop-within-shops, our wholesale channels of distribution, and our e-commerce sites, including our North American Ralph Lauren and Club Monaco e-commerce sites; and our Ralph Lauren e-commerce sites in Europe, Japan, and South Korea.
Ralph Lauren Women's Collection
Each runway season, Ralph Lauren's most dramatic vision of women's fashion is presented to the world. Timeless and sophisticated, Women's Collection reflects Ralph Lauren's definitive design philosophy in its juxtapositions of feminine glamour with fine tailoring once found only in menswear. From exquisite hand-embroidered evening gowns worn on the red carpet to luxurious hand-finished cashmere tweed suitings to chic vintage denim inspired by rustic Americana, we believe that our Women's Collection is the epitome of modern, rarefied fashion. Ralph Lauren Women's Collection is available in Ralph Lauren stores around the world, in an exclusive selection of fine specialty stores, and online at our Ralph Lauren e-commerce sites, including RalphLauren.com.
Ralph Lauren Purple Label
In the time-honored tradition of bespoke clothing and haberdashery, Ralph Lauren Purple Label presents a level of sartorial craftsmanship we believe to be unparalleled today. Refined suitings are hand-tailored from a selection of fine fabrics. Custom-tailored Made-to-Measure suits are hand-constructed by artisans trained in the art of handmade clothing. Sophisticated sportswear and dandy-inspired dress furnishings are designed with meticulous attention to every detail. Dedicated to the highest level of quality and elegance, Ralph Lauren Purple Label is the ultimate expression of luxury for the modern gentleman. Ralph Lauren Purple Label also offers benchmade footwear and made-to-order dress furnishings, accessories, and luggage, as well as hand monogramming and custom engraving services. Ralph Lauren Purple Label is available in Ralph Lauren stores around the world, in an exclusive selection of fine specialty stores, and online at our Ralph Lauren e-commerce sites, including RalphLauren.com.
Accessories
Ralph Lauren accessories for men and women reflect the distinctive design philosophies known throughout the world of Ralph Lauren and represent a continuous dedication to impeccable craftsmanship and iconic beauty. Ralph Lauren accessories for women capture a wide array of timeless styles, from a glamorous handmade alligator Ricky Bag that takes up to 12 hours to craft to weathered canvas saddle bags with authentic equestrian hardware to vintage luggage-inspired handbags that recall the golden age of travel. Ralph Lauren's signature motifs can be found throughout — from jockey-print scarves, riding boots with equestrian hardware, and vintage aviator sunglasses to striking diamante evening shoes, romantic ruffled scarves, and antique, one-of-a-kind belts and jewelry. Ralph Lauren accessories and dress furnishings are a man's most refined finishing touch. Iconic and innovative neckties, which launched the Polo brand in 1967, are woven from the finest silks. Footwear ranges from velvet monogrammed slippers and benchmade dress shoes to hand-sewn penny loafers and rugged suede and shearling duck boots. Handcrafted luggage and leathergoods combine handsome sophistication with functionality. Each accessory is meticulously designed to complement Ralph Lauren's menswear collections — from vintage-inspired eyewear and Savile Row-inspired haberdashery to sleek silver engraved cuff links and engine-turned belt buckles to luxe cashmere scarves and hand-sewn shearling gloves. Ralph Lauren accessories are available in Ralph Lauren stores around the world, select specialty stores, and online at our Ralph Lauren e-commerce sites, including RalphLauren.com.
Ralph Lauren Watches
In 2008, Ralph Lauren launched his premier collection of timepieces in partnership with internationally renowned luxury group Compagnie Financière Richemont SA ("Richemont"). The three pillar collections — the iconic Ralph Lauren Stirrup, the refined Ralph Lauren Slim Classique, and the Ralph Lauren Sporting, which features classic sport, automotive, and safari inspirations — embody Ralph Lauren's passion for impeccable quality and exquisite design. Ralph Lauren timepieces feature the finest in Swiss Made manufacture movements and some of the world's most luxurious materials — from pure platinum and polished 18-carat gold cases to enamel dials, traditional guilloché patterns, and full-cut diamonds. Each year, Ralph Lauren Watches debuts new designs that continue this legacy of authentic, high-end watchmaking. Ralph Lauren Watches are available at select Ralph Lauren stores and flagship locations around the world, and the finest watch retailers.
Ralph Lauren Fine Jewelry
In 2010, Ralph Lauren Watch & Jewelry Co. introduced the premier collections of Ralph Lauren Fine Jewelry. Inspired by brilliance, movement, and the alluring tradition of fine jewelry, this debut unveiled several collections, including the Ralph Lauren Diamond Link Collection, the Ralph Lauren Equestrian Collection, and the Ralph Lauren Chunky Chains Collection — all capturing the glamour and craftsmanship of Ralph Lauren's most luxurious designs. The fine jewelry collections include elegantly set pavé diamond links, classic equestrian motifs stylized in shimmering diamonds, chic chunky chains, and romantic chandelier earrings. Each piece is handcrafted using precious materials and intricate finishing techniques, highlighting a unique beauty and graceful silhouette that is signature Ralph Lauren. Ralph Lauren Fine Jewelry is available in select Ralph Lauren stores and flagship locations around the world.
Ralph Lauren Women's Black Label
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
Ralph Lauren Men's Black Label
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
Ralph Lauren Women's Black Label Denim
The Ralph Lauren Women's Black Label Denim collection possesses the ultramodern appeal with sexy fashion-forward fits, cool innovative treatments, and an elevated mix of rugged and luxury fabrics. Black Label Denim is offered at select Ralph Lauren stores around the world, designer boutiques, fine specialty stores, better department stores, and online at our Ralph Lauren e-commerce sites, including RalphLauren.com.
Ralph Lauren Men's Black Label Denim
Introduced in 2011, Ralph Lauren Men's Black Label Denim represents the next evolution of luxe, ultramodern denim for men, with fashion-forward fits, chic signature details, and a focus on authentic, innovative treatments. With a renegade edge and international appeal, Black Label Denim redefines iconic pieces in luxury and rugged fabrics, with accents that capture Ralph Lauren's unique sensibility, from utility and leather to western and automotive. Confident and masculine, Ralph Lauren combines state-of-the-art denim and superfine sportswear to create the ultimate in cool sophistication. Black Label Denim is available in Ralph Lauren stores around the world, a limited selection of specialty stores and better department stores, and online at our Ralph Lauren e-commerce sites, including RalphLauren.com.

Women's Polo Ralph Lauren
Polo for women is the new symbol of personal expression for the young modern girl. A romantic bohemian with a cool sportiness, the Polo girl mixes iconic all-American style with an eclectic downtown edge, all put together with individual flair. From sophisticated tweeds and simple black dresses to rugged outdoorsy looks and city-worn leather, Polo represents easy, energetic style — free-spirited and cool. This collection will be launched in Fall 2014 at the new Polo store at 711 Fifth Avenue in New York City, and will be sold at Polo stores around the world, better department stores, and online at our Ralph Lauren e-commerce sites, including RalphLauren.com and RalphLauren.com/WorldofPolo launching in Fall 2014.
Men's Polo Ralph Lauren
Authentic and iconic, Polo is the original symbol of the modern, preppy lifestyle. Combining Ivy League classics and time-honored English haberdashery with downtown styles and All-American sporting looks, Polo sportswear and tailored clothing present a one-of-a-kind vision of menswear that is stylish and timeless, and appeals to all generations of men. Polo's signature aesthetic — along with our renowned polo player logo — is recognized worldwide as a mark of contemporary heritage excellence. Polo is available in Ralph Lauren and Polo stores around the world, better department stores, select specialty stores, and online at our Ralph Lauren e-commerce sites, including RalphLauren.com and RalphLauren.com/WorldofPolo launching in Fall 2014.
Ralph Lauren Blue Label
Modern and eclectic with a sexy, youthful spirit, Blue Label embodies the iconic Ralph Lauren sensibility in its mix of vintage Ivy League prep, equestrian heritage, romantic bohemian, and rugged Western inspirations. Blue Label is offered in Ralph Lauren stores around the world, better department stores, and online at our Ralph Lauren e-commerce sites, including RalphLauren.com. We plan to transition from the Ralph Lauren Blue Label brand subsequent to launching Women's Polo Ralph Lauren in Fall 2014.
RRL
RRL captures an authentic American spirit with a focus on integrity, character, and timeworn charm. Founded in 1993 and named after Ralph and Ricky Lauren's "Double RL" ranch in Colorado, RRL for men and women offers a mix of selvage denim, vintage apparel and accessories, and cool, rugged sportswear with roots in workwear and military gear. With denim at the heart of the brand, RRL is dedicated to time-honored details and the highest quality workmanship — from ring-spun long-staple cotton yarns to traditional dyeing techniques and hand-applied artisanal finishes that result in one-of-a-kind, exceptionally durable pieces. RRL is available at RRL stores, at select Ralph Lauren stores, and an exclusive selection of the finest specialty stores around the world, as well as online at our Ralph Lauren e-commerce sites, including RalphLauren.com.
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
Lauren Ralph Lauren
Lauren translates the sophisticated luxury of Ralph Lauren womenswear into an affordable wardrobe for every occasion. From timeless essentials with special finishing touches to polished silhouettes with a chic, modern spirit, Lauren maintains an elegant, feminine heritage while making strong seasonal fashion statements. Lauren Active infuses a fashion sensibility into practical sports apparel for golf, tennis, yoga, and weekend wear. Lauren Jeans Co. presents a fresh perspective on denim with a breadth of styles and a complementary collection of sportswear items. Lauren Handbags, first introduced for the Fall 2010 season, add to a wide range of accessories offerings from Lauren, including belts, scarves, gloves, footwear, and jewelry. Lauren offers a range of fits from Petites to Women's sizes. Lauren is sold in select department stores in North America and Europe, with plans to expand to Japan and South Korea in Fiscal 2015, and is also available online at our Ralph Lauren e-commerce sites, including RalphLauren.com.

Ralph Lauren Childrenswear
Ralph Lauren Childrenswear is designed to reflect the timeless heritage and modern spirit of Ralph Lauren's collections for men and women. Signature classics, including iconic polo knit shirts and luxurious cashmere cable sweaters, are interpreted in the most sophisticated and vibrant colors. Fashionable styles are inspired by Ralph Lauren's unique vision each season — from All-American sportswear with preppy and equestrian inspirations to tailored and elegant ensembles for special occasions. Ralph Lauren Childrenswear is available in a full range of sizes for children, from baby, infant, and toddler to girls size 16 and boys size 20. Ralph Lauren Childrenswear can be found in select Ralph Lauren stores around the world, better department stores, and online at our Ralph Lauren e-commerce sites, including RalphLauren.com.
Denim & Supply Ralph Lauren
Introduced in Fall 2011 with a young bohemian attitude, Denim & Supply Ralph Lauren captures the unique, effortless style of clothes that live and breathe individuality. Eclectic and carefree — from destructed premium denim to sexy, romantic free-spirited clothes to rugged, weathered American utility — Denim & Supply is the next generation of down-to-earth dressing. Denim & Supply Ralph Lauren opened its first freestanding U.S. stores in New York and Boston in Summer 2013. Denim & Supply Ralph Lauren is available at our Denim & Supply stores around the world, at Macy's and Hudson's Bay in North America and select department stores in Europe and Asia, and in specialty stores and concession shops in Asia. In addition, Denim & Supply Ralph Lauren is available online at our Ralph Lauren e-commerce sites, including RalphLauren.com.
Golf
Tested and worn by top-ranked professional golfers, Polo Golf for men and Ralph Lauren Golf for women define heritage excellence in the world of golf. With a sharpened focus on the needs of the modern player but always rooted in the rich design tradition of Ralph Lauren, the Golf collections combine state-of-the-art performance wear with luxurious finishing touches for collections that travel effortlessly between the course and the clubhouse. The RLX Golf collection is ultramodern, graphic, and dedicated to performance-driven design. From progressive fits and sophisticated styles to the technologically advanced fabrics, RLX golf is the ultimate in functional luxury. Ralph Lauren is proud to sponsor professional golfers, including Tom Watson, Davis Love III, Jonathan Byrd, Luke Donald, Matteo Manassero, Billy Horschel, and Morgan Hoffman. The Polo, Ralph Lauren, and RLX Golf collections are available at select Ralph Lauren stores around the world, exclusive private clubs and resorts, and online at our Ralph Lauren e-commerce sites, including RalphLauren.com.
Pink Pony
Established in 2000, Pink Pony is our worldwide initiative in the fight against cancer. Pink Pony supports programs for early diagnosis, education, treatment, and research, and is dedicated to bringing patient navigation and quality cancer care to medically underserved communities. A percentage of sales from all Pink Pony products benefits the Pink Pony Fund of the Polo Ralph Lauren Foundation and other major cancer charities around the world. Pink Pony primarily consists of feminine, slim-fitting women's sportswear and accessories crafted in luxurious fabrics. From hooded sweatshirts and cotton mesh polos to canvas tote bags and cashmere yoga pants, all Pink Pony items feature our iconic pink Polo Player — a symbol of our commitment to the fight against cancer. Pink Pony is available at select Ralph Lauren stores and online at our Ralph Lauren e-commerce sites, including RalphLauren.com. During the month of October, Pink Pony is also available at select Macy's stores and Macys.com. To learn more about Pink Pony and our Company's other philanthropic efforts, please visit RalphLauren.com/Philanthropy.
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

Ralph Lauren Paint
Introduced in 1995, Ralph Lauren Paint offers exceptional quality and beauty in the Ralph Lauren tradition. Drawing on over four decades of iconic design, Ralph Lauren paint is meticulously crafted from some of the finest materials in the industry to achieve from fine coverage to long-lasting brilliance. In addition to a signature palette of over 400 one-of-a-kind colors, Ralph Lauren Paint brings the texture and appearance of some of Ralph Lauren's most celebrated lifestyles to the home with a distinctive collection of faux techniques and unique specialty finishes. Ralph Lauren Paint is offered at select specialty stores in the U.S. The complete color palette, paint how-to's, and a guide to professional painters can be explored online at RalphLaurenPaint.com.
Fragrance
In 1978, Mr. Ralph Lauren expanded his lifestyle brand to encompass the world of fragrance, launching Lauren for women and Polo for men. Since then, Ralph Lauren Fragrance has captured the essence of Ralph Lauren's men's and women's brands, from the timeless heritage of Lauren and Polo to the sophisticated beauty of Polo Black for men and Romance for women to the modern, fresh Ralph fragrances for her, designed to appeal to a younger audience. Women's fragrances include Romance, Midnight Romance, Lauren, Safari, the Ralph Collection, Ralph Lauren Blue, and the Big Pony collection. Men's fragrances include Polo, Polo Red, Polo Blue, Polo Blue Sport, Polo Black, Double Black, Polo Sport, Romance for Men, Safari, Purple Label, and the Big Pony collection. Ralph Lauren fragrances are available in department stores, specialty and duty free stores, perfumeries, select Ralph Lauren stores around the world, and online at our Ralph Lauren e-commerce sites, including RalphLauren.com.
Lauren for Men
Classic and polished, Lauren for Men conveys a spirit of tradition with a contemporary attitude. A complete collection of men's tailored clothing, including suits, sport coats, dress shirts, dress pants, tuxedos, topcoats, and ties, the Lauren men's line offers the sophisticated spirit and preppy heritage of Ralph Lauren menswear at a more accessible price point. A soft, natural shoulder and modern construction details ensure elegant styling with superior comfort and the integrity of a well-made garment. Lauren for Men is available at select department stores in North America and Europe.
Ralph by Ralph Lauren
Superior fabrics and a precise, impeccable construction define the distinguished aesthetic of the Ralph by Ralph Lauren collection for men. Suit separates, sport coats, vests, and topcoats are all fashioned with the hallmarks of better men's suitings, from half-canvas jacket constructions and high-quality Bemberg linings to hand-finished seams, felled cuffs, and hems and reinforcements at natural points of wear. Timeless and unmistakably Ralph Lauren, the Ralph by Ralph Lauren collection offers refined luxury at an excellent value. Ralph by Ralph Lauren is available exclusively at Dillard's stores and Dillards.com.
Chaps
Chaps translates the classic heritage and timeless aesthetic of Ralph Lauren into an accessible line for men, women, children, and the home. From casual basics designed for versatility and ease of wear to smart, finely tailored silhouettes perfect for business and more formal occasions, Chaps creates interchangeable classics that are both enduring and affordable. The Chaps men's collection is available at select department and specialty stores in the U.S. and Canada, and in department stores and Chaps retail stores in Mexico. The Chaps collections for women, children, and home are offered in the U.S. by Kohl's Corporation ("Kohl's") at their stores and Kohls.com. The Chaps collections for women and children are also offered in Canada at Hudson's Bay stores and thebay.com, and in Mexico at Chaps retail stores. The launch of the Chaps store concept in the U.S. and expansion of the Chaps brand to certain international locations is planned for Fiscal 2015.
Club Monaco
Founded in 1985, Club Monaco is an international destination for affordable, stylish luxury. Each season, Club Monaco designs and markets its own clothing and accessories for men and women, offering key fashion pieces with modern, urban sophistication and a selection of updated classics — from the versatile white shirt and black pencil skirt to refined suiting and Italian cashmere. The brand's signature aesthetic is defined by clean, contemporary design and a palette of versatile neutrals infused with pops of vibrant colors. Club Monaco apparel and accessories are available at Club Monaco stores around the world, as well as online at our Club Monaco domestic e-commerce site at ClubMonaco.com. In April 2012, Club Monaco further expanded its e-commerce presence in North America by launching ClubMonaco.ca in Canada. Club Monaco is currently also available in Europe at Club Monaco stores, department stores and specialty shops, and in Asia through our licensing arrangements.

Our Wholesale Segment
Our Wholesale segment sells our products to leading upscale and certain mid-tier department stores, specialty stores, and golf and pro shops, both domestically and internationally. We have continued to focus on elevating our brand by improving in-store product assortment and presentation, as well as full-price sell-throughs to consumers. As of the end of Fiscal 2014, our Ralph Lauren-branded products were sold through over 11,000 doors worldwide and we invested $53 million of capital in related shop-within-shops primarily in domestic and international department and specialty stores. Our products are also sold through the e-commerce sites of certain of our wholesale customers.
The primary product offerings sold through our wholesale channels of distribution include menswear, womenswear, childrenswear, accessories, and home furnishings. Our collection brands — Ralph Lauren Women's Collection and Black Label and Men's Purple Label and Black Label — are distributed worldwide through a limited number of premier fashion retailers. Department stores are our major wholesale customers in North America. In Latin America, our wholesale products are sold in department stores and specialty stores. In Europe, our wholesale sales are a varying mix of sales to both department stores and specialty stores, depending on the country. In Japan, our wholesale products are distributed primarily through shop-within-shops at premier and top-tier department stores, and the mix of business is weighted to Men's and Women's Blue Label. In the Greater China and Southeast Asia region and Australia, our wholesale products are sold mainly at mid and top-tier department stores, and the mix of business is primarily weighted to Men's and Women's Blue Label. We also distribute product to certain licensed stores operated by our partners in Latin America, Europe, and Asia. In addition, our Club Monaco products are distributed through select department stores and specialty stores in Europe.
We sell the majority of our excess and out-of-season products through secondary distribution channels worldwide, including our retail factory stores.
Worldwide Distribution Channels
The following table presents the number of doors by geographic location in which Ralph Lauren-branded products distributed by our Wholesale segment were sold to consumers in our primary channels of distribution as of March 29, 2014:

Location	Number of Doors
The Americas(a)	6,459
Europe	4,864
Asia(b)	130
Total	11,453

(a)	Includes the U.S., Canada, and Latin America.

(b)	Includes Australia, China, Japan, the Philippines, and Thailand.
In addition, Chaps-branded products distributed by our Wholesale segment were sold domestically through approximately 2,800 doors as of March 29, 2014.
We have three key wholesale customers that generate significant sales volume. For Fiscal 2014, these customers in the aggregate accounted for approximately 50% of our total Wholesale revenues, with Macy's, Inc. ("Macy's") representing approximately 25% of our total Wholesale revenues.
Our products are sold primarily through our own sales forces. Our Wholesale segment maintains its primary showrooms in New York City. In addition, we maintain regional showrooms in Milan, Paris, London, Munich, Madrid, Stockholm, and Panama.
Shop-within-Shops.    As a critical element of our distribution to department stores, we and our licensing partners utilize shop-within-shops to enhance brand recognition, to permit more complete merchandising of our lines by the department stores, and to differentiate the presentation of our products.
As of March 29, 2014, we had approximately 22,000 shop-within-shops in our primary channels of distribution dedicated to our Ralph Lauren-branded wholesale products worldwide. The size of our shop-within-shops ranges from approximately 100 to 9,200 square feet. Shop-within-shop fixed assets primarily include items such as customized freestanding fixtures, wall cases and components, decorative items, and flooring. We normally share in the cost of building out these shop-within-shops with our wholesale customers.
Basic Stock Replenishment Program.    Basic products such as knit shirts, chino pants, oxford cloth shirts, selected accessories, and Home products can be ordered by our wholesale customers at any time through our basic stock replenishment programs. We generally ship these products within two to five days of order receipt.
Our Retail Segment
As of March 29, 2014, our Retail segment consisted of 433 directly-operated freestanding stores worldwide, totaling approximately 3 million square feet, 503 concession-based shop-within-shops, and eight e-commerce websites. The extension of our direct-to-consumer reach is one of our primary long-term strategic goals. We operate our retail business using an omni-channel retailing strategy to deliver a seamless and integrated shopping experience with a consistent message of our brands and products to our customers, regardless of whether they are shopping for our products in one of our physical stores or online.
Ralph Lauren Stores
Our Ralph Lauren stores feature a broad range of apparel, accessories, home, watch and jewelry, and fragrance product assortments in an atmosphere reflecting the distinctive attitude and image of the Ralph Lauren, Polo, RRL, and Denim & Supply brands, including exclusive merchandise that is not sold in department stores. During Fiscal 2014, we opened 17 new Ralph Lauren stores, acquired eight previously licensed stores in Australia and New Zealand, converted three stores from concession-based shop-within-shops, and closed five stores. Our Ralph Lauren stores are primarily situated in major upscale street locations and upscale regional malls, generally in large urban markets.
We operated the following Ralph Lauren stores as of March 29, 2014:

Location	Ralph Lauren Stores
The Americas	57
Europe	27
Asia(a)	54
Total	138

(a)	Includes Australia, China, Hong Kong, Japan, Macau, Malaysia, New Zealand, Singapore, South Korea, and Vietnam.
Our seven flagship Ralph Lauren store locations showcase our upper-end luxury styles and products and demonstrate our most refined merchandising techniques. In addition to generating sales of our products, our worldwide Ralph Lauren stores establish, reinforce, and capitalize on the image of our brands. Our Ralph Lauren stores range in size from approximately 700 to 38,000 square feet.
Club Monaco Stores
Our Club Monaco stores feature fashion apparel and accessories for both men and women. The brand's clean and contemporary signature style forms the foundation of a modern wardrobe. As of March 29, 2014, we operated 60 Club Monaco retail stores in North America and Europe. Our Club Monaco stores range in size from approximately 900 to 17,400 square feet.
Factory Stores
We extend our reach to additional consumer groups through our 235 factory stores worldwide, generally located in outlet centers. During Fiscal 2014, we added 24 new factory stores, acquired five previously licensed stores in Australia, and closed seven factory stores.

We operated the following factory stores as of March 29, 2014:

Location	Factory Stores
The Americas	150
Europe	50
Asia(a)	35
Total	235

(a)	Includes Australia, China, Hong Kong, Japan, Malaysia, South Korea, and Taiwan.
Our factory stores in the Americas offer selections of our menswear, womenswear, childrenswear, accessories, home furnishings, and fragrances. Ranging in size from approximately 2,700 to 20,000 square feet, with an average of approximately 10,400 square feet, these stores are principally located in major outlet centers in 40 states in the U.S., Canada, and Puerto Rico.
Our factory stores in Europe offer selections of our menswear, womenswear, childrenswear, accessories, home furnishings, and fragrances. Ranging in size from approximately 1,400 to 19,700 square feet, with an average of approximately 7,000 square feet, these stores are located in 12 countries, principally in major outlet centers.
Our factory stores in Asia offer selections of our menswear, womenswear, childrenswear, accessories, and fragrances. Ranging in size from approximately 1,100 to 11,800 square feet, with an average of approximately 6,200 square feet, these stores are primarily located throughout China and Japan, in Hong Kong, and in or near other major cities in Asia and Australia. Our factory stores are principally located in major outlet centers.
Factory stores obtain products from our suppliers, our product licensing partners, and our other retail stores and e-commerce operations, and also serve as a secondary distribution channel for our excess and out-of-season products.
Concession-based Shop-within-Shops
The terms of trade for shop-within-shops are largely conducted on a concession basis, whereby inventory continues to be owned by us (not the department store) until ultimate sale to the end consumer. The salespeople involved in the sales transactions are generally our employees and not those of the department store.
As of March 29, 2014, we had 503 concession-based shop-within-shops at 243 retail locations dedicated to our products, which were located in Asia, Australia, New Zealand, and Europe. The size of our concession-based shop-within-shops ranges from approximately 140 to 7,400 square feet. We may share in the cost of building-out certain of these shop-within-shops with our department store partners.
E-commerce Websites
In addition to our stores, our Retail segment sells products online through our e-commerce channel, which includes:

•	Our North American e-commerce sites located at www.RalphLauren.com and www.ClubMonaco.com, as well as our Club Monaco site in Canada located at www.ClubMonaco.ca;

•
Our Ralph Lauren e-commerce sites in Europe, including www.RalphLauren.co.uk (servicing the United Kingdom), www.RalphLauren.fr (servicing Belgium, France, Italy, Luxembourg, the Netherlands, Portugal, and Spain), and www.RalphLauren.de (servicing Germany and Austria); and

•	Our Ralph Lauren e-commerce sites in Asia, including www.RalphLauren.co.jp servicing Japan and www.RalphLauren.co.kr servicing South Korea.
Our Ralph Lauren e-commerce sites in the U.S., Europe, and Asia offer our customers access to a broad array of Ralph Lauren, RRL, Polo, and Denim & Supply apparel, accessories, fragrance, and home products, and reinforce the luxury image of our brands. While investing in e-commerce operations remains a primary focus, it is an extension of our investment in the integrated omni-channel strategy used to operate our overall retail business, in which our e-commerce operations are interdependent with our physical stores.
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
We work closely with all of our licensing partners to ensure that their products are developed, marketed, and distributed to reach the intended consumer and are presented consistently across product categories and international markets to convey the distinctive identity and lifestyle associated with our brands. Virtually all aspects of the design, production quality, packaging, merchandising, distribution, advertising, and promotion of Ralph Lauren products are subject to our prior approval and continuing oversight. We perform a broader range of services for our Ralph Lauren Home licensing partners than we do for our other licensing partners, including design, operating showrooms, marketing, advertising, and, in some cases, sales. In general, our Home licensing partners manufacture and own the inventory, and ship the products.
Approximately 45% of our licensing revenue for Fiscal 2014 was earned from four of our largest licensing partners: Luxottica Group, S.p.A., L'Oreal S.A., Peerless, Inc., and Hanesbrands Inc. The following table lists our largest licensing agreements as of March 29, 2014. Except as noted in the table, these product licenses cover the U.S. or North America only.

Category	Licensed Products	Licensing Partners
Men's Apparel	Underwear and Sleepwear	Hanesbrands, Inc.
	Chaps, Lauren, and Ralph Tailored Clothing	Peerless, Inc.

Beauty Products	Fragrances, Cosmetics, Color, and Skin Care	L'Oreal S.A. (global)

Accessories	Eyewear	Luxottica Group, S.p.A. (global)

Home(a)	Bedding and Bath	Ichida (Japan) and Kohl's Department Stores, Inc.
	Utility and Blankets	Hollander Sleep Products LLC and Kohl's Department Stores, Inc.
	Fabric and Wallpaper	Designers Guild Limited and P. Kaufmann Inc.
	Furniture	EJ Victor, Inc.

(a)
Our Home products are sold under our Ralph Lauren Home, Lauren by Ralph Lauren, and Chaps brands. As of March 29, 2014, we had agreements with ten domestic and three international Home product licensing partners.

In July 2013, our international licensing agreements with Oroton in Australia and New Zealand and Comercial Madison, S.A. in Chile expired, and we assumed control over the related product distribution in these regions. We believe that international markets will continue to offer us additional growth opportunities for our quintessential American design and lifestyle image through both international licensing arrangements and our directly owned operations.
Product Design
Our products reflect a timeless and innovative interpretation of American style with a strong international appeal. Our consistent emphasis on new and distinctive design has been an important contributor to the prominence, strength, and reputation of the Ralph Lauren brands.

Our Ralph Lauren products are designed by and under the direction of Mr. Ralph Lauren and our design staff. We form design teams around our brands and product categories to develop concepts, themes, and products for each brand and category. Through close collaboration with merchandising, sales, and production staff, these teams support all three segments of our business — Wholesale, Retail, and Licensing — in order to gain market information and other valuable input.
Marketing and Advertising
Our marketing and advertising programs communicate the themes and images of our brands and are integral to our product offerings. The majority of our advertising program is created and executed on a centralized basis through our in-house creative and advertising organization to ensure consistency of presentation, which is complemented by our marketing experts in each region who help to execute our international strategies.
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
Our digital advertising programs focus on high impact and innovative digital media outlets, which allow us to convey our key brand messages and lifestyle positioning. We also develop digital editorial initiatives that allow for deeper education and engagement around the Ralph Lauren lifestyle, including the Ralph Lauren magazine, style guides, and videos. We deploy these marketing and advertising initiatives through online, mobile, email, and social media. Our e-commerce sites present the Ralph Lauren lifestyle online, while offering a broad array of our apparel, accessories, and Home product lines.
We advertise in consumer and trade print and digital media, and participate in cooperative advertising on a shared cost basis with some of our retail and licensing partners. We also provide point-of-sale fixtures and signage to our wholesale customers to enhance the presentation of our products at their retail locations. In addition, when our licensing partners are required to spend an amount equal to a percentage of their licensed product sales on advertising, we coordinate the advertising placement on their behalf. We believe our investments in shop-within-shop environments and retail stores, including our flagship locations worldwide, contribute to and enhance the themes of our brands to consumers. We expensed approximately $256 million related to the advertising, marketing, and promotion of our products in Fiscal 2014.
We also conduct a variety of public relations activities. Each of our spring and fall womenswear Collections are presented at major fashion shows in New York City, which typically generate extensive domestic and international media coverage. In addition, in Fiscal 2014, we also showcased our Resort and Pre-Fall Collections in fashion shows at our Women's flagship store in New York City. We introduce each of the spring and fall menswear collections at press presentations in major cities such as New York City and Milan. In addition, we organize in-store events, including appearances by our models, certain athletes, and other public interest figures.
We continue to be the exclusive outfitter for all on-court officials at the Wimbledon tennis tournament and the official outfitter of all on-court officials at the U.S. Open tennis tournament. Both tournaments provide worldwide exposure for our brand in a relevant lifestyle environment. We also continue to be the exclusive Official Parade Outfitter for the U.S. Olympic and Paralympic Teams, with the right to manufacture, distribute, advertise, promote, and sell products in the U.S. which replicate the Parade Outfits and associated leisure wear. Most recently, we dressed the team for the 2014 Winter Olympic Games in Sochi and preparations have already started to dress the team for the 2016 Olympic Games in Rio. As part of our involvement with Team U.S.A., we have established a partnership with athletes serving as brand ambassadors and as the faces of our advertising, marketing, and public relations campaigns.
Under our agreement with the United States Golf Association ("USGA"), we continue to be the official apparel outfitter for the USGA and the U.S. Open Championships and serve as the championship's largest on-site apparel supplier. Additionally, under our agreement with The Royal & Ancient, we are an Official Patron of The Open Championship that is played annually on British links golf courses. As part of this agreement, we are outfitting all officials and staff members at The Open Championship and are serving as the championship's largest on-site apparel retailer. We believe our partnerships with prestigious global tournaments reinforce our brand's sporting heritage.

Sourcing, Production and Quality
We contract for the manufacture of our products and do not own or operate any production facilities. Over 700 different manufacturers worldwide produce our apparel, footwear, accessories, and home products, with no one manufacturer providing more than approximately 4% of our total production during Fiscal 2014. We source both finished products and raw materials. Raw materials include fabric, buttons, and other trim. Finished products consist of manufactured and fully assembled products ready for shipment to our customers. In Fiscal 2014, less than 2% of our products (by dollar value) were produced in the U.S., and over 98% of our products (by dollar value) were produced outside the U.S., primarily in Asia, Europe, and Latin America. See "Import Restrictions and other Government Regulations" and Item 1A — "Risk Factors — Risks Related to Our Business — Our business is subject to risks associated with importing products and could suffer as a result of increases in the price of raw materials, freight, or labor, or a manufacturer's inability to produce our goods on time and to our specifications."
Most of our businesses must commit to the manufacturing of our garments before we sell finished goods, whether to wholly-owned retail stores or to wholesale customers. We also must commit to purchase fabric from mills well in advance of our sales. If we overestimate our primary customers' demand for a particular product or the need for a particular fabric or yarn, we may sell the excess products or garments made from such fabric or yarn in our factory stores or through other secondary distribution channels.
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
See Item 1A — "Risk Factors — Risks Relating to the Industry in Which We Compete — We face intense competition worldwide in the markets in which we operate."

Distribution
To facilitate global distribution, our products are shipped from manufacturers to a network of distribution centers around the world for inspection, sorting, packing, and delivery to retail and wholesale customers. This network includes the following primary distribution facilities:

Geographic Region	Facility Type	Facility Location	Facility Ownership
U.S.	Wholesale and Retail distribution center	Greensboro, North Carolina	Owned
	Wholesale distribution center	High Point, North Carolina	Leased
	E-commerce distribution center	High Point, North Carolina(a)	Owned
	Distribution center	Chino Hills, California	Third-party
	Distribution center	Miami, Florida	Third-party
Canada	Distribution center	Toronto, Ontario	Third-party
Europe	Distribution center	Parma, Italy(b)	Third-party
Japan	Distribution center	Yokohama, Japan(c)	Third-party
South Korea	Distribution center	Bugok, South Korea(d)	Leased
Greater China and Southeast Asia(e)	Distribution centers	Hong Kong, China, Singapore, Malaysia, and Taiwan	Third-party
Latin America	Distribution center	Colón, Panama	Third-party

(a)	This distribution center performs customer order fulfillment for RalphLauren.com and ClubMonaco.com.

(b)	This distribution center performs customer order fulfillment for our European businesses, including our e-commerce operations in Europe.

(c)	This distribution center performs customer order fulfillment for our Japanese businesses, including our e-commerce operations in Japan.

(d)	This distribution center performs customer order fulfillment for our businesses in South Korea, including our e-commerce operations.

(e)
Includes China, Hong Kong, Macau, Malaysia, the Philippines, Singapore, Taiwan, Thailand, and Vietnam. Our distribution center in Hong Kong also performs customer order fulfillment for our businesses in Australia and New Zealand.

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
The point-of-sale registers, in conjunction with other systems in our stores, enable us to track inventory from store receipt to final sale on a real-time basis. We believe our merchandising and financial systems, coupled with our point-of-sale registers and software programs, allow for efficient stock replenishment, effective merchandise planning, and real-time inventory and sales accounting.

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
We are in the process of implementing a new global operating and financial reporting information technology system, SAP, as part of a multi-year plan to integrate and upgrade our systems and processes. The implementation of this global system is scheduled to occur in phases over the next several years. During Fiscal 2014, we continued to migrate certain areas of our business to SAP, including global merchandise procurement and customer order management and record-to-report for our North American wholesale operations, which is scheduled to be completed in Fiscal 2015. During Fiscal 2015, we will also begin planning the migration of our European operations to SAP, which will be completed in stages over the next several years.
See Item 1A — "Risk Factors — Risks Related to Our Business — Implementation of management information systems may negatively impact our business" and "Risk Factors — Risks Related to Our Business — Our business could suffer if our computer systems and websites are disrupted or cease to operate effectively."
Wholesale Credit Control
We manage our own credit function. We sell our merchandise principally to major department stores and extend credit based on an evaluation of the wholesale customer's financial capacity and condition, usually without requiring collateral. We monitor credit levels and the financial condition of our wholesale customers on a continuing basis to minimize credit risk. We do not factor or underwrite our accounts receivables, or maintain credit insurance to manage the risk of bad debts. In North America, collection and deduction transactional activities are provided through a third-party service provider. See Item 1A — "Risk Factors — Risks Related to Our Business — Our business could be negatively impacted by any financial instability of our customers."
Wholesale Backlog
We generally receive wholesale orders approximately three to five months prior to the time the products are delivered to customers. Such orders are generally subject to broad cancellation rights. Our total backlog was approximately $1.5 billion and $1.4 billion as of March 29, 2014 and March 30, 2013, respectively. We expect that substantially all of our backlog orders as of March 29, 2014 will be filled within the next fiscal year.
The size of our order backlog depends upon a number of factors, including the timing of the market weeks for our particular lines during which a significant percentage of our orders are received and the timing of shipments, which varies from year-to-year with consideration for holidays, consumer trends, concept plans, and the basic stock replenishment programs usage. As a consequence, a comparison of the size of our order backlog from period to period may not be meaningful, nor may it be indicative of eventual shipments.
Trademarks
We own the RALPH LAUREN, POLO, POLO BY RALPH LAUREN DESIGN, and the famous polo player astride a horse trademarks in the U.S. and approximately 120 countries worldwide. Other trademarks that we own include:

•	PURPLE LABEL;

•	BLACK LABEL;

•	BLUE LABEL;

•	RRL;

•	RLX;

•	LAUREN RALPH LAUREN;

•	DENIM & SUPPLY RALPH LAUREN;

•	PINK PONY;

•	LAUREN;

•	RALPH;

•	CHAPS;

•	CLUB MONACO;

•	RUGBY;

•	AMERICAN LIVING; and

•	Various trademarks pertaining to fragrances and cosmetics.
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
In markets outside of the U.S., our rights to some or all of our trademarks may not be clearly established. In the course of our international expansion, we have experienced conflicts with various third parties who have acquired ownership rights in certain trademarks, including POLO and/or a representation of a Polo Player Design, which impede our use and registration of our principal trademarks. While such conflicts are common and may arise again from time to time as we continue our international expansion, we have, in general, successfully resolved such conflicts in the past through both legal action and negotiated settlements with third-party owners of the conflicting marks (see Item 1A — "Risk Factors — Risks Related to Our Business — Our trademarks and other intellectual property rights may not be adequately protected outside the U.S." and Item 3 — "Legal Proceedings" for further discussion). Although we have not in the past suffered any material restraints or restrictions on doing business in desirable markets, we cannot assure that significant impediments will not arise in the future as we expand product offerings and introduce trademarks to new markets.
Import Restrictions and Other Government Regulations
Virtually all of our merchandise imported into the Americas, Europe, Asia, Australia, and New Zealand is subject to duties. In addition, most of the countries to which we ship could impose safeguard quotas and duties to protect their local industries from import surges that threaten to create market disruption. The U.S. and other countries may also unilaterally impose additional duties in response to a particular product being imported (from China or other countries) at unfairly traded prices in such increased quantities that would cause (or threaten) injury to the relevant domestic industry (generally known as "anti-dumping" actions). If dumping is suspected in the U.S., the U.S. government may self-initiate a dumping case on behalf of the U.S. textile industry which could significantly affect our costs. Furthermore, additional duties, generally known as countervailing duties, can also be imposed by the U.S. government to offset subsidies provided by a foreign government to foreign manufacturers if the importation of such subsidized merchandise injures or threatens to injure a U.S. industry. Legislative proposals have been introduced which, if adopted, would treat a manipulation by China of the value of its currency as actionable under the anti-dumping or countervailing duty laws.
We are also subject to other international trade agreements and regulations, such as the North American Free Trade Agreement, the Central American Free Trade Agreement, the Caribbean Basin Initiative, and other special trade programs. A portion of our imported products are eligible for certain of these duty-advantaged programs. In addition, each of the countries in which our products are sold has laws and regulations covering imports. Because the U.S. and the other countries in which our products are manufactured and sold may, from time to time, impose new duties, tariffs, surcharges, or other import controls or restrictions, including the imposition of a "safeguard quota," or adjust presently prevailing duty or tariff rates or levels, we maintain a program of intensive monitoring of import restrictions and opportunities. We seek to minimize our potential exposure to import related risks through, among other measures, adjustments in product design and fabrication, shifts of production among countries and manufacturers, and through geographical diversification of our sources of supply.
As almost all our products are manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, executive action affecting textile agreements, or changes in sourcing patterns resulting from the elimination of quotas could adversely affect our operations. On January 1, 2005, the World Trade Organization's 148 member nations lifted all quotas on apparel and textiles. As a result, all textiles and apparel manufactured in each member nation and exported after January 1, 2005 are no longer subject to quota restrictions. Although we generally expect that the 2005 elimination of quotas will result, over the long term, in an overall reduction in the cost of apparel produced abroad, the implementation of any "safeguard quota provisions," any "anti-dumping" or "countervailing duty" actions, or any other actions impacting international trade may result, in the near term, in cost increases and in disruption of the supply chain for certain product categories. See Item 1A — "Risk Factors — Risks Related to Our Business — Our ability to conduct business in international markets may be affected by legal, regulatory, political, and economic risks" and "Risk Factors — Risks Related to Our Business — Our business is subject to risks associated with importing products and could suffer as a result of increases in the price of raw materials, freight, or labor, or a manufacturer's inability to produce our goods on time and to our specifications."
Apparel and other products sold by us are also subject to regulation in the U.S. and other countries by other governmental agencies, including, in the U.S., the Federal Trade Commission, U.S. Fish and Wildlife Service, and the Consumer Products Safety Commission, including the Consumer Product Safety Improvement Act, which imposes limitations on the permissible amounts of lead and phthalates allowed in children's products. These regulations relate principally to product labeling, licensing requirements, flammability testing, and product safety, particularly with respect to products used by children. We believe that we are in substantial compliance with these regulations, as well as applicable federal, state, local, and foreign rules and regulations governing the discharge of materials hazardous to the environment. We do not estimate any significant capital expenditures for environmental control matters either in the next fiscal year or in the near future. Our licensed products, licensing partners, buying/sourcing agents, and the vendors and factories with which we contract for the manufacture and distribution of our products are also subject to regulation. Our agreements require our licensing partners, buying/sourcing agents, vendors, and factories to operate in compliance with all laws and regulations, and we are not aware of any violations which could reasonably be expected to have a material adverse effect on our business or operating results.
We are also subject to new disclosure and reporting requirements, established under existing or new federal or state laws, such as the requirements to identify the origin and existence of certain "conflict minerals" under the Dodd-Frank Wall Street Reform and Consumer Protection Act, and disclosures of abusive labor practices in portions of our supply chain under the California Transparency in Supply Chains Act, which could increase the cost of doing business, adversely affecting our results of operations.
Although we have not suffered any material restriction from doing business in desirable markets in the past, we cannot assure that significant impediments will not arise in the future as we expand product offerings and introduce additional trademarks to new markets.
Employees
As of March 29, 2014, we had approximately 23,000 employees, including approximately 14,000 full-time and approximately 9,000 part-time employees. Approximately 14,000 of our employees are located in the U.S. and approximately 9,000 are located in foreign countries. Approximately 30 of our U.S. production and distribution employees in the womenswear business are members of Workers United (which was previously known as UNITE HERE) under an industry association collective bargaining agreement, which our womenswear subsidiary has adopted. We consider our relations with both our union and non-union employees to be good.

Executive Officers
The following are our current executive officers and their principal recent business experience:

Ralph Lauren	Age 74
Mr. Lauren has been our Chairman, Chief Executive Officer and director since prior to our initial public offering in 1997, and was a member of the Advisory Board of the Board of Directors of our predecessors since their organization. He founded our business in 1967. For over four decades, Mr. Lauren has cultivated the iconography of America into a global lifestyle brand.

Roger N. Farah(a)	Age 61
Mr. Farah has been Executive Vice Chairman of the Company since November 2013 and a director of the Company since April 2000. He was the Company's President and Chief Operating Officer from April 2000 through October 2013. Mr. Farah was Chairman of the board of directors of Venator Group, Inc. (now Foot Locker, Inc.) from December 1994 until April 2000, and was Chief Executive Officer of Venator Group, Inc. from December 1994 to August 1999. He is Chairman of the Finance Committee and a member of the Executive Committee of the National Retail Federation and is currently a member of the board of directors of Aetna, Inc., The Progressive Corporation, and Metro Bank.

Jackwyn L. Nemerov	Age 62
Ms. Nemerov has been our President & Chief Operating Officer since November 2013 and a director of the Company since February 2007. She served as Executive Vice President of the Company from September 2004 through October 2013. Ms. Nemerov was President & Chief Operating Officer of Jones Apparel Group, Inc. from January 1998 until March 2002. Prior to that, Ms. Nemerov was affiliated with Allied Stores, Bernard Chaus and Gloria Vanderbilt for Murjani. Ms. Nemerov currently serves as a member of the board of governors of The New School University's Parsons School of Design.

Christopher H. Peterson	Age 47
Mr. Peterson has been our Executive Vice President, Chief Administrative Officer and Chief Financial Officer since November 2013. He served as Senior Vice President and Chief Financial Officer of the Company from September 2012 through November 2013. From 1992 to 2012, Mr. Peterson held various positions with The Procter & Gamble Company, most recently serving as Vice President and Chief Financial Officer of its Global Household Care division.

Mitchell A. Kosh	Age 64
Mr. Kosh has served as our Executive Vice President of Human Resources since March 2014. He was Senior Vice President of Human Resources of the Company from July 2000 through February 2014. Mr. Kosh was Senior Vice President of Human Resources of Conseco, Inc. from February 2000 to July 2000. Prior to that time, Mr. Kosh held executive human resource positions with the Venator Group, Inc. starting in 1996.

(a)
On May 8, 2014, Roger N. Farah notified us of his resignation from the Company as Executive Vice Chairman, effective as of May 31, 2014. Mr. Farah will remain on our Board of Directors until our 2014 Annual Meeting of Stockholders in August 2014.

Item 1A.	Risk Factors
There are risks associated with an investment in our securities. The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report on Form 10-K. Any of the following risk factors could materially adversely affect our business, our prospects, our results of operations, our financial condition, our liquidity, the trading price of our securities, and/or the actual outcome of matters as to which forward-looking statements are made in this report. Additional risks and uncertainties not currently known to us or that we currently view as immaterial may also materially adversely affect our business, results of operations, and financial condition in future periods or if circumstances change.
Risks Related to Our Business
The loss of the services of Mr. Ralph Lauren, members of our executive management team, or other key personnel could have a material adverse effect on our business.
Mr. Ralph Lauren's leadership in the design, marketing, and operational areas of our business has been a critical element of our success since the inception of our Company. Mr. Lauren is instrumental to, and closely identified with, our brand that bears his name. Our ability to maintain our brand image and leverage the goodwill associated with Mr. Lauren's name may be damaged if we were to lose his services. We depend on the service and management experience of Mr. Lauren and other key executive officers, who have substantial experience and expertise in our industry and our business. The death or disability of Mr. Lauren or other extended or permanent loss of his services, or any negative market or industry perception with respect to him or arising from his loss, could have a material adverse effect on our business, results of operations, and financial condition. Our other executive officers and other members of senior management have substantial experience and expertise in our business and have made significant contributions to our growth and success. The loss of the services of any of the key members of senior management, including members of the Office of the Chairman, or one or more of our other key personnel, or the concurrent loss of several of these individuals or any negative public perception with respect to these individuals, could also have a material adverse effect on our business, results of operations, and financial condition. We are not protected by a material amount of key-man or similar life insurance covering Mr. Lauren, our other executive officers, or other members of senior management. We have entered into employment agreements with Mr. Lauren and certain other executive officers, but competition for experienced executives in our industry is intense and the non-compete period with respect to Mr. Lauren and certain other executive officers could, in some circumstances in the event of their termination of employment with our Company, end prior to the employment term set forth in their employment agreements.
We cannot assure the successful implementation of our growth strategy.
As part of our growth strategy, we seek to extend our brands and merchandise categories, expand our geographic coverage, and increase direct management of our brands by opening more of our own stores, strategically acquiring or integrating into our existing operations select businesses previously held by our licensees, and enhancing our operations. Implementation of our strategy involves the continued expansion of our business in North America, Asia, Europe, Latin America, and other international areas. For example, as discussed in Item 1 — "Business — Recent Developments," we completed the Chaps Menswear License Acquisition in April 2013 and the Australia and New Zealand Licensed Operations Acquisition in July 2013.
We may have difficulty integrating acquired businesses into our operations, hiring and retaining qualified key employees, or otherwise successfully managing such expansion. Furthermore, we may not be able to successfully integrate the business of any licensee that we acquire into our own business, we may incur additional costs, and we may fail to achieve any expected cost savings or synergies from such integration.
Implementation of our growth strategy involves the continuation and expansion of our retail distribution network on a global basis, including our e-commerce operations, which is subject to many factors beyond our control. We may not be able to procure, purchase, or lease desirable freestanding or department store locations, renew and maintain existing freestanding store leases and department store locations on acceptable terms, or secure suitable replacement locations. The lease negotiation, as well as the number and timing of new stores and shop-within-shop locations actually opened during any given period and their associated contribution to net income for the period, depends on a number of factors including, but not limited to: (i) the availability of suitable financing to us and our landlords; (ii) the timing of the delivery of the leased premises to us from our landlords in order to commence build-out construction activities; (iii) our ability and our landlords' ability to obtain all necessary governmental licenses and permits to construct and operate our stores on a timely basis; (iv) our ability to manage the construction and development costs of new stores; (v) the rectification of any unforeseen engineering or environmental problems with the leased premises; (vi) adverse weather conditions during the construction period; and (vii) the hiring and training of qualified operating personnel in the local market. In addition, the success of our e-commerce operations depends on our ability to maintain and upgrade our e-commerce platform to provide our customers with a seamless shopping experience. While we continue to explore new markets and are always evaluating new potential locations, any of the above factors could have an adverse impact on our business, results of operations, and financial condition. Further, as we continue to expand and increase the global presence of our e-commerce business, sales from our brick and mortar stores and wholesale channels of distribution in areas where e-commerce sites are introduced may decline due to changes in consumer shopping habits and cannibalization.
In Europe, we lack the large wholesale distribution channels we have in the U.S., and we may have difficulty developing and maintaining successful distribution strategies and alliances in certain major European countries. In Asia, our primary mode of distribution is via a network of shops located within leading department stores. As we operate a direct-to-consumer business in this region and face established competitors, who in some cases maintain licensing relationships with such department stores, we may have difficulty in successfully retaining this network and expanding into alternate distribution channels. In addition, certain of the international countries in which we operate, particularly in Asia, have unique operational characteristics that vary from the U.S., including but not limited to employment and labor, transportation, logistics, acquiring store locations, and legal requirements, which may pose challenges to the execution and success of our related growth strategies. Further, macroeconomic trends may not be favorable and could limit our ability to implement our growth strategies in select geographies where we have foreign operations, such as Europe, Asia, Australia, New Zealand, and Latin America.
Achievement of our growth strategy requires investment in new capabilities, distribution channels, and technologies worldwide. These investments may result in short-term costs without accompanying current revenues and, therefore, may be dilutive to our earnings in the short term. In addition, we may continue to incur costs in connection with repositioning our business in certain geographic areas, including in Asia. Although we believe that our strategy will lead to long-term growth in revenue and profitability, the anticipated benefits may not be fully realized.
Our ability to conduct business in international markets may be affected by legal, regulatory, political, and economic risks.
Our ability to capitalize on growth in new international markets and to maintain our current level of operations in our existing international markets is subject to certain risks associated with operating in various international locations. These include, but are not limited to:

•	the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions;

•
compliance with U.S. and other country laws relating to foreign operations, including, but not limited to, the Foreign Corrupt Practices Act, which prohibits U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business, and the U.K. Bribery Act, which prohibits U.K. and related companies from any form of bribery;

•	unexpected changes in laws, judicial processes, or regulatory requirements;

•	adapting to local customs and culture; and

•	new tariffs or other barriers in certain international markets.
We are also subject to general political and economic risks in connection with our international operations, including:

•	political instability and terrorist attacks;

•	changes in diplomatic and trade relationships, including sanctions resulting from the current political situation in Russia and Ukraine; and

•	general economic fluctuations in specific countries or markets.
We cannot predict whether quotas, duties, taxes, or other similar restrictions will be imposed by the U.S., the European Union, Asia, or other countries upon the import or export of our products in the future, or what effect any of these actions would have, if any, on our business, results of operations, and financial condition. Changes in regulatory, geopolitical, social, or economic policies and other factors may have a material adverse effect on our business in the future, or may require us to exit a particular market or significantly modify our current business practices.

A data security or privacy breach could damage our reputation and our relationships with our customers, expose us to litigation risk, and adversely affect our business.
We are dependent on information technology systems and networks, including the Internet, for a significant portion of our direct-to-consumer sales, including our e-commerce operations and retail business credit card transaction authorization and processing. We are also responsible for storing data relating to our customers and employees and rely on third parties for the operation of our e-commerce websites and for the various social media tools and websites we use as part of our marketing strategy. In our normal course of business, we often collect, retain, and transmit certain sensitive and confidential customer information, including credit card information, over public networks. There is significant concern by consumers and employees over the security of personal information transmitted over the Internet, consumer identity theft, and user privacy. Despite the security measures we currently have in place, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other Internet or email events. Any perceived or actual electronic or physical security breach involving the misappropriation, loss, or other unauthorized disclosure of confidential or personally identifiable information, including penetration of our network security, whether by us or by a third-party, could disrupt our business, severely damage our reputation and our relationships with our customers, expose us to risks of litigation, fines and penalties, and liability, and result in deterioration in our employees' and customers' confidence in us, and adversely affect our business, results of operations, and financial condition. Since we do not control third-party service providers and cannot guarantee that no electronic or physical computer break-ins and security breaches will occur in the future, any perceived or actual unauthorized disclosure of personally identifiable information regarding our customers or website visitors could harm our reputation and credibility, reduce our e-commerce net sales, impair our ability to attract website visitors, and reduce our ability to attract and retain customers. As these threats develop and grow, we may find it necessary to make significant further investments to protect data and infrastructure. In addition, as the regulatory environment relating to information security and privacy is becoming increasingly demanding, we may also incur significant costs in complying with the various applicable state, federal, and foreign laws regarding protection of, and unauthorized disclosure of, personal information.
Implementation of management information systems may negatively impact our business.
We are continually improving and upgrading our computer systems and software. For example, we are in the process of implementing a new global operating and financial reporting information technology system, SAP, as part of a multi-year plan to integrate and upgrade our operational and financial systems and processes, which began in Fiscal 2011. During Fiscal 2014, we continued to migrate certain areas of our business to SAP, including global merchandise procurement, customer order management, and record-to-report for our North American wholesale operations, which is scheduled to be completed in Fiscal 2015. During Fiscal 2015, we will also begin planning the migration of our European operations to SAP, which will be completed in stages over the next several years. We have an orderly plan to transition a number of our existing legacy systems to the new system over the next few years.
Implementation of a new management information system involves risks and uncertainties. Any disruptions, delays, or deficiencies in the design or implementation of a new system, such as the new global operating and financial reporting system currently being implemented, could result in increased costs, disruptions in the sourcing and shipment of our product, and delays in the collection of cash from our customers, as well as have an adverse effect on our ability to timely report our financial results, all of which could materially adversely affect our business, results of operations, and financial condition.
Our business could suffer if our computer systems and websites are disrupted or cease to operate effectively.
We are dependent on our computer systems to record and process transactions and manage and operate our business, including in designing, marketing, manufacturing, importing, tracking, and distributing our products, processing payments, and accounting for and reporting results. We also utilize an automated replenishment system to facilitate the processing of basic replenishment orders from our Retail segment and our wholesale customers, the movement of goods through distribution channels, and the collection of information for planning and forecasting. In addition, we have e-commerce and other Internet websites in North America, Europe, Japan, and South Korea, and have plans for additional e-commerce sites in Asia and other parts of the world. Given the complexity of our business and the significant number of transactions that we engage in on a daily basis, it is imperative that we maintain uninterrupted operation of our computer hardware and software systems. Despite our preventative efforts, our systems are vulnerable to damage or interruption from, among other things, security breaches, computer viruses, malfunctions, or power outages. Any material disruptions in our information technology systems could have a material adverse effect on our business, results of operations, and financial condition.

The success of our business depends on our ability to retain the value of our Ralph Lauren brands, to continue to develop products that resonate with our existing customers and attract new customers, and to provide a seamless shopping experience to our customers.
Our success depends on the value of our brands and our ability to consistently anticipate and respond to customers' demands, preferences, and fashion trends in the design, pricing, and production of our products, including the preference for certain products to be manufactured in the U.S. Any failure on our part to anticipate, identify, and respond effectively to these consumer demands, preferences, and trends could adversely affect acceptance of our products. The Ralph Lauren name is integral to our business and our business could be adversely affected if Mr. Lauren's public image or reputation were to be tarnished. Merchandise missteps or unfavorable publicity, especially through social media which accelerates and increases the potential scope of negative publicity, could negatively impact the image of our brands with our customers and could result in diminished loyalty to our brands, which could adversely impact our business, results of operations, and financial condition.
The success of our business also depends on our ability to continue to develop and maintain a reliable omni-channel experience for our customers. Our business has evolved from an in-store experience to a shopping experience through multiple technologies, including computers, mobile phones, tablets, and other devices, as our customers have become increasingly technologically savvy. We strive to offer an omni-channel shopping experience to our customers and use social media to interact with our customers and enhance their shopping experience. If we are unable to develop and continuously improve our customer-facing technologies, we may not be able to provide a convenient and consistent experience to our customers regardless of the sales channel. This could negatively affect our ability to compete with other retailers and result in diminished loyalty to our brands, which could adversely impact our business, results of operations, and financial condition.
Our business is subject to risks associated with importing products and could suffer as a result of increases in the price of raw materials, freight, or labor; or a manufacturer's inability to produce our goods on time and to our specifications.
We do not own or operate any manufacturing facilities and depend exclusively on independent third parties for the manufacture of our products. Our products are manufactured to our specifications through arrangements with over 700 foreign manufacturers in various countries. In Fiscal 2014, over 98% of our products (by dollar value) were produced outside the U.S., primarily in Asia, Europe, and Latin America. Risks inherent in importing our products include:

•	changes in social, political, and economic conditions or terrorist acts that could result in the disruption of trade from the countries in which our manufacturers or suppliers are located;

•
the imposition of additional regulations relating to imports or exports, and costs of complying with laws relating to the identification and reporting of the sources of minerals used in the Company's products;

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
Any one of these factors could have a material adverse effect on our business, results of operations, and financial condition.
In addition, the inability of a manufacturer to ship orders of our products in a timely manner or to meet our strict quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries, or a substantial reduction in purchase prices, any of which could have a material adverse effect on our business, results of operations, and financial condition. Prices of raw materials used to manufacture our products may also fluctuate, and increases in prices of such raw materials could have a material adverse effect on our cost of sales. Furthermore, the cost of labor at many of our third-party manufacturers has been increasing significantly and, as the middle class in developing countries such as China continues to grow, it is unlikely that such cost pressure will abate. The cost of transportation remains high as well, and it is unlikely that such cost pressure will abate if oil prices remain elevated or rise. We may not be able to offset such increases in raw materials, freight, or labor costs through pricing actions or other means.
Our business could suffer if we fail to comply with labor laws or if one of our manufacturers fails to use acceptable labor or environmental practices.
We are subject to labor laws governing relationships with employees, including minimum wage requirements, overtime, working conditions, and citizenship requirements. Compliance with these laws may lead to increased costs and operational complexity and may increase our exposure to governmental investigations or litigation.
In addition, we require our licensing partners and independent manufacturers to operate in compliance with applicable laws and regulations. While our internal and vendor operating guidelines promote ethical business practices and our employees periodically visit and monitor the operations of our independent manufacturers, we do not control these manufacturers or their labor practices. The violation of labor, environmental, or other laws by an independent manufacturer used by us or one of our licensing partners, or the divergence of an independent manufacturer's or licensing partner's labor or environmental practices from those generally accepted as ethical or appropriate in the U.S., could interrupt or otherwise disrupt the shipment of finished products to us or damage our reputation. Any of these events, in turn, could have a material adverse effect on our business, results of operations, and financial condition.
Our business could be negatively impacted by any financial instability of our customers.
We sell our wholesale merchandise primarily to major department stores across North America, Europe, Asia, Australia, and Latin America and extend credit based on an evaluation of each wholesale customer's financial condition, usually without requiring collateral. However, the financial difficulties of a wholesale customer could cause us to limit or eliminate our business with that customer. We may also assume more credit risk relating to that customer's receivables. During Fiscal 2014, sales to our largest wholesale customer, Macy's, accounted for approximately 12% of total net revenues. Further, sales to our three largest wholesale customers, including Macy's, comprised approximately 25% of total net revenues for Fiscal 2014, and constituted approximately 35% of our gross trade accounts receivable outstanding as of March 29, 2014. Our inability to collect on our trade accounts receivable from any one of these customers could have a material adverse effect on our business, results of operations, and financial condition. See Item 1 — "Business — Wholesale Credit Control."
Uncertain economic conditions could have a negative impact on our major customers, suppliers, and lenders, which in turn could materially adversely affect our business, results of operations, and financial condition.
The uncertain state of the global economy continues to impact businesses around the world. The current global political and economic environments have resulted in continued economic unpredictability in the U.S., Europe, and Asia. Although we believe that our cash provided by operations and available borrowing capacity under our credit facilities will provide us with sufficient liquidity through the current global economic uncertainty, the impact of economic conditions on our major customers, suppliers, and lenders and their ability to access global capital markets cannot be predicted. The inability of major manufacturers to ship our products could impair our ability to meet the delivery date requirements of our customers. Deterioration in global financial markets could affect our ability to access sources of liquidity to provide for our future cash needs, increase the cost of any future financing, or cause our lenders to be unable to meet their funding commitments under our credit facilities. A disruption in the ability of our significant customers to access liquidity could cause serious disruptions or an overall deterioration of their businesses which could lead to a significant reduction in their future orders of our products and the inability or failure on their part to meet their payment obligations to us, any of which could have a material adverse effect on our business, results of operations, and financial condition.
Our profitability may decline as a result of increasing pressure on margins.
Our industry is subject to significant pricing pressure caused by many factors, including intense competition and a highly promotional environment, consolidation in the retail industry, pressure from retailers to reduce the costs of products, and changes in consumer spending patterns. These factors may cause us to reduce our sales prices to retailers and consumers, which could cause our gross margin to decline if we are unable to appropriately manage inventory levels and/or otherwise offset price reductions with comparable reductions in our costs. If our sales prices decline and we fail to sufficiently reduce our product costs or operating expenses, our profitability will decline. This could have a material adverse effect on our business, results of operations, and financial condition. In addition, changes in our customer, channel, and geographic sales mix could have a negative impact on our profitability.

Our business is exposed to domestic and foreign currency fluctuations.
We generally purchase our products in U.S. Dollars. However, we source most of our products overseas. As a result, the cost of these products may be affected by changes in the value of the relevant currencies. Changes in currency exchange rates may also affect the U.S. Dollar value of the foreign currency denominated prices at which our international businesses sell products. These foreign currencies primarily include the Euro, the Japanese Yen, the Hong Kong Dollar, the South Korean Won, the Canadian Dollar, the Swiss Franc, the British Pound Sterling, and the Australian Dollar. Our international expansion will increase our exposure to foreign currency fluctuations. Although we hedge certain exposures to changes in foreign currency exchange rates arising in the ordinary course of business, we cannot fully anticipate all of our currency exposures and therefore foreign currency fluctuations may have a material adverse impact on our business, results of operations, and financial condition. In addition, factors that could impact the effectiveness of our hedging activities include the volatility of currency markets, the accuracy of forecasted transactions, and the availability of hedging instruments. As such, our hedging activities may not completely mitigate the impact of foreign currency fluctuations on our results of operations. See Item 7 — "Management's Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Management."
Our trademarks and other intellectual property rights may not be adequately protected outside the U.S.
We believe that our trademarks, intellectual property, and other proprietary rights are extremely important to our success and our competitive position. We devote substantial resources to the establishment and protection of our trademarks and anti-counterfeiting activities worldwide. However, significant counterfeiting of our products continues, and in the course of our international expansion we have experienced conflicts with various third parties that have acquired or claimed ownership rights to some trademarks that include Polo and/or a representation of a polo player astride a horse, or otherwise have contested our rights to our trademarks. We have in the past resolved certain of these conflicts through both legal action and negotiated settlements, none of which, we believe, has had a material impact on our results of operations or financial condition. We cannot guarantee that the actions we have taken to establish and protect our trademarks and other proprietary rights will be adequate to prevent counterfeiting or a material adverse effect on our business or brands arising from imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks and proprietary rights of others. Also, there can be no assurance that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction or at all. In addition, the laws of certain foreign countries do not protect trademarks or other proprietary rights to the same extent as do the laws of the U.S. and, as a result, our intellectual property may be more vulnerable and difficult to protect in such countries. See Item 1 — "Business — Trademarks," and Item 3 — "Legal Proceedings."
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
We have exclusive relationships with certain customers for the distribution of some of our products. Our arrangement with these companies makes us dependent on those companies' financial and operational health for the sale of such products. The loss of these relationships could have an adverse effect on our Wholesale business.

Our business could suffer as a result of consolidations, liquidations, restructurings, and other ownership changes in the retail industry.
Several of our department store customers, including some under common ownership, account for a significant portion of our wholesale net sales. A substantial portion of sales of our licensed products by our domestic licensing partners are also made to our largest department store customers. During Fiscal 2014, sales to our largest wholesale customer, Macy's, accounted for approximately 12% of total net revenues. Further, sales to our three largest wholesale customers, including Macy's, comprised approximately 25% of total net revenues for Fiscal 2014, and constituted approximately 35% of our gross trade accounts receivable outstanding as of March 29, 2014. There can be no assurance that consolidations, restructurings, reorganizations, or other ownership changes in the department store sector will not have a material adverse effect on our wholesale business.
We typically do not enter into long-term agreements with our customers. Instead, we enter into a number of purchase order commitments with our customers for each of our product lines every season. A decision by the controlling owner of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties, or otherwise, to decrease or eliminate the amount of merchandise purchased from us or our licensing partners or to change their manner of doing business with us or our licensing partners or their new strategic and operational initiatives, including their continued focus on further development of their "private label" initiatives, could have a material adverse effect on our business, results of operations, and financial condition.
Certain legal proceedings, regulatory matters, and accounting changes could adversely impact our results of operations.
We are involved in certain legal proceedings and regulatory matters and are subject from time to time to various claims involving alleged breach of contract claims, intellectual property and other related claims, escheatment and unclaimed property, credit card fraud, security breaches in certain of our retail store information systems, employment issues, consumer matters, and other litigation. Certain of these lawsuits and claims, if decided adversely to us or settled by us, could result in material liability to our Company or have a negative impact on our reputation or relations with our employees, customers, licensees, or other third parties. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings could result in substantial costs and may require our Company to devote substantial time and resources to defend itself. Further, changes in governmental regulations both in the U.S. and in other countries where we conduct business operations could have an adverse impact on our business, results of operations, and financial condition. See Item 3 — "Legal Proceedings" for further discussion of our Company's legal matters.
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
We have operations, including retail, distribution, and warehousing operations, in locations subject to natural disasters, such as severe weather and geological events, that could disrupt our operations. In addition, our suppliers and customers also have operations in these locations and could experience similar disruptions. The occurrence of natural events may result in sudden disruptions in the business operations of the local economies affected, as well as of the regional and global economies. In addition, our business is affected by unseasonable weather conditions, such as extended periods of unseasonably warm temperatures in the winter or unseasonably cold temperatures in the summer. Such natural events, including unseasonable weather conditions, could result in decreased demand for our products and disruptions in our sales channels and manufacturing and distribution networks, which could have a material adverse effect on our business, results of operations, and financial condition.
Our business could suffer if we need to replace manufacturers or distribution centers.
We compete with other companies for the production capacity of our manufacturers. Some of these competitors have greater financial and other resources than we have, and thus may have an advantage in securing production capacity. If we experience a significant increase in demand, or if an existing manufacturer of ours must be replaced, we may have to expand our third-party manufacturing capacity. We cannot guarantee that this additional capacity will be available when required on terms that are acceptable to us. See Item 1 — "Business — Sourcing, Production and Quality." We enter into a number of purchase order commitments each season specifying a time for delivery, method of payment, design and quality specifications, and other standard industry provisions, but do not have long-term contracts with any manufacturer. None of the manufacturers we use produce our products exclusively.
In addition, we rely on a number of owned and independently-operated distribution facilities around the world to warehouse and ship products to our customers and perform other related logistic services. As such, our ability to meet the needs of our customers depends on the proper operation of these distribution centers. If any of our distribution centers were closed or were to become inoperable for any reason, we could experience a substantial loss of inventory, disruption of deliveries to our customers and our retail stores, increased costs, and longer lead times associated with the distribution of products during the period that would be required to reopen or replace the facility. These disruptions could have a material adverse effect on our business, results of operations, and financial condition.
The voting shares of our Company's stock are concentrated in one majority stockholder.
As of March 29, 2014, Mr. Ralph Lauren, or entities controlled by the Lauren family, held approximately 81% of the voting power of the outstanding common stock of our Company. Mr. Lauren also serves as our Chairman of the Board and Chief Executive Officer, David Lauren is a director on our Board, and we employ other members of the Lauren family. From time to time, we may have other business dealings with Mr. Lauren, members of the Lauren family, or entities affiliated with Mr. Lauren or the Lauren family. As a result of his stock ownership and position in our Company, Mr. Lauren has the ability to exercise significant control over our business, including, without limitation, (i) the election of our Class B common stock directors, voting separately as a class and (ii) any action requiring the approval of our stockholders, including the adoption of amendments to our certificate of incorporation and the approval of mergers or sales of all or substantially all of our assets.
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
The risks associated with our own products also apply to our licensed products in addition to any number of possible risks specific to a licensing partner's business, including risks associated with a particular licensing partner's ability to:

•	obtain capital;

•	manage its labor relations;

•	maintain relationships with its suppliers;

•	manage its credit and bankruptcy risks effectively; and

•	maintain relationships with its customers.
Although a number of our license agreements prohibit our licensing partners from entering into licensing arrangements with our competitors, our licensing partners generally are not precluded from offering, under other non-competitor brands, the types of products covered by their license agreements with us. A substantial portion of sales of our products by our domestic licensing partners are also made to our largest customers. While we have significant control over our licensing partners' products and advertising, we rely on our licensing partners for, among other things, operational and financial control over their businesses. Changes in management, reduced sales of licensed products, poor execution, or financial difficulties with respect to any of our licensing partners could adversely affect our revenues, both directly from reduced licensing revenue received and indirectly from reduced sales of our other products. See Item 1 — "Business — Our Licensing Segment."

Failure to maintain licensing partners could harm our business.
Although we believe that we could replace our existing licensing partners in most circumstances, if necessary, our inability to do so for any period of time could adversely affect our revenues, both directly from reduced licensing revenue received and indirectly from reduced sales of our other products. See Item 1 — "Business — Our Licensing Segment."
Risks Relating to the Industry in Which We Compete
The downturn in the global economy may continue to affect consumer purchases of discretionary items and luxury retail products, which could adversely affect our business, results of operations, and financial condition.
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
Consumer purchases of discretionary items and luxury retail products, including our products, tend to decline during recessionary periods and at other times when disposable income is lower. A downturn or an uncertain outlook in the economies in which we, or our licensing partners, sell our products may materially adversely affect our business, results of operations, and financial condition. See Item 7 — "Management's Discussion and Analysis of Financial Condition and Results of Operations — Global Economic Developments" for further discussion.
The domestic and international political situation also affects consumer confidence. The threat, outbreak, or escalation of terrorism, military conflicts, or other hostilities could lead to a decrease in consumer spending and may materially adversely affect our business, results of operations, and financial condition.
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
We also face increasing competition from companies selling apparel, accessories, home, and other of our product categories through the Internet. Although we sell our products through the Internet, increased competition and promotional activity in the worldwide apparel, accessory, and home product industries from Internet-based competitors could reduce our sales, prices, and margins and adversely affect our business, results of operations, and financial condition.
Any increased competition, or our failure to adequately address any of these competitive factors, could result in reduced market share or sales, which could adversely affect our business, results of operations, and financial condition.
The success of our business depends on our ability to respond to constantly changing fashion and retail trends and consumer demands in a timely manner.
The industries in which we operate have historically been subject to rapidly changing fashion trends and consumer preferences. Our success depends in large part on our ability to originate and define fashion product and home product trends, as well as to anticipate, gauge, and react to changing consumer demands in a timely manner. Our products must appeal to a broad range of consumers worldwide whose preferences cannot be predicted with certainty and are subject to rapid change, influenced by fashion trends, current economic conditions, and weather conditions, among other factors. We cannot assure that we will be able to continue to develop appealing styles or successfully meet constantly changing consumer demands in the future. In addition, we cannot assure that any new products or brands that we introduce will be successfully received by consumers. Any failure on our part to anticipate, identify, and respond effectively to changing consumer demands and fashion trends could adversely affect retail and consumer acceptance of our products and leave us with a substantial amount of unsold inventory or missed opportunities. If that occurs, we may be forced to rely on markdowns or promotional sales to dispose of excess, slow-moving inventory, which may harm our business and impair the image of our brands. Conversely, if we underestimate consumer demand for our products or if manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages, which may result in unfilled orders, negatively impact customer relationships, diminish brand loyalty, and result in lost revenues. Any of these outcomes could have a material adverse effect on our business, results of operations, and financial condition. See Item 1 — "Business — Sourcing, Production and Quality."

Item 1B.	Unresolved Staff Comments.
Not applicable.

Item 2.	Properties.
We lease space for our retail stores, showrooms, warehouses, and offices in various domestic and international locations. We do not own any real property except for our distribution facilities in Greensboro and High Point, North Carolina and a parcel of land adjacent to the Greensboro facility, as well as retail stores in Southampton and Easthampton, New York, and Nantucket, Massachusetts.
We believe that our existing facilities are well maintained, in good operating condition, and are adequate for our present level of operations.
The following table sets forth information relating to our key properties as of March 29, 2014:

Location	Use	Approximate Sq. Ft.	Current Lease Term Expiration

Greensboro, NC	Wholesale and retail distribution facility	1,500,000	N/A - Owned
North Pendleton Street, High Point, NC	Retail e-commerce call center and distribution facility	805,000	N/A - Owned
Eagle Hill Drive, High Point, NC	Wholesale distribution facility	343,000	December 31, 2022
625 Madison Avenue, NYC	Corporate offices and showrooms	412,000	December 31, 2019
650 Madison Avenue, NYC	Executive and corporate offices, design studio, and showrooms	270,000	December 31, 2024
Lyndhurst, NJ	Corporate and retail administrative offices	178,000	December 31, 2019
550 7th Avenue, NYC	Corporate offices, design studio, and Women's showrooms	104,000	December 31, 2018
Geneva, Switzerland	European corporate offices	107,000	June 22, 2027
Gateway Office, Hong Kong	Asia corporate offices	56,000	October 31, 2015
Manhattan Place, Hong Kong	Asia corporate and sourcing offices	46,000	October 31, 2016
London, UK	Retail flagship store	40,000	July 4, 2021
711 5th Avenue, NYC(a)	Retail flagship store	38,000	June 30, 2029
888 Madison Avenue, NYC	Retail flagship store	37,900	August 31, 2027
750 N. Michigan Avenue, Chicago	Retail flagship store	37,500	November 14, 2017
867 Madison Avenue, NYC	Retail flagship store	27,700	December 31, 2023
Paris, France	Retail flagship store	25,700	May 31, 2018
Tokyo, Japan	Retail flagship store	25,000	December 31, 2020
Lee Gardens, Hong Kong(a)	Retail flagship store	20,200	August 16, 2022
444 N. Rodeo Drive, Beverly Hills	Retail flagship store	19,400	September 30, 2033

(a)	Expected to open in Fall 2014.
As of March 29, 2014, we operated 433 retail stores, totaling approximately 3 million square feet. We anticipate that we will be able to extend our retail store leases, as well as those leases for our non-retail facilities, which expire in the near future on satisfactory terms or relocate to desirable alternate locations. We generally lease our freestanding retail stores for initial periods ranging from 5 to 15 years, with renewal options.

Item 3.	Legal Proceedings.
Wathne Imports Litigation
On August 19, 2005, Wathne Imports, Ltd. ("Wathne"), our then domestic licensee for luggage and handbags, filed a complaint in the U.S. District Court in the Southern District of New York against the Company and Mr. Ralph Lauren, our Chairman and Chief Executive Officer, asserting, among other things, federal trademark law violations, breach of contract, breach of obligations of good faith and fair dealing, fraud, and negligent misrepresentation. The complaint originally sought, among other relief, injunctive relief, compensatory damages in excess of $250 million, and punitive damages of not less than $750 million. On September 13, 2005, Wathne withdrew this complaint from the U.S. District Court and filed a complaint in the Supreme Court of the State of New York, New York County, making substantially the same allegations and claims (excluding the federal trademark claims), and seeking similar relief. On February 1, 2006, the Court granted our motion to dismiss all of the causes of action, including the cause of action against Mr. Lauren, except for breach of contract related claims, and denied Wathne's motion for a preliminary injunction. Following some discovery, we moved for summary judgment on the remaining claims and Wathne cross-moved for partial summary judgment. In an April 11, 2008 Decision and Order, the Court granted our summary judgment motion to dismiss most of the claims against us, and denied Wathne's cross-motion for summary judgment. Wathne appealed the dismissal of its claims to the Appellate Division of the Supreme Court. Following a hearing on May 19, 2009, the Appellate Division issued a Decision and Order on June 9, 2009 which, in large part, affirmed the lower Court's ruling. Since then, Wathne has made various attempts to expand the scope of its claim and the damages sought by making various motions and pursuing several intermediate appeals.
At this time, Wathne's principle remaining claim is that we required that Wathne discontinue the use of the Polo Sport brand on handbags in violation of its contract. A trial date has not been scheduled and we intend to continue to contest the remaining claims and dispute any alleged damages in this lawsuit vigorously. Management does not expect that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial statements.
Other Matters
From time to time, we are involved in litigation, other legal claims, and proceedings involving matters associated with or incidental to our business, including, among other things, matters involving credit card fraud, trademark and other intellectual property, licensing, and employee relations. We believe that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our consolidated financial statements. However, our assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known or determinations by judges, juries, or other finders of fact which are not in accord with management's evaluation of the possible liability or outcome of such litigation or claims.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our Class A common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "RL." The following table sets forth the high and low sales prices per share of our Class A common stock, as reported on the NYSE Composite Tape, and the cash dividends per common share declared for each quarterly period in our two most recent fiscal years:

	Market Price of Class A Common Stock		Dividends Declared per Common Share
	High	Low
Fiscal 2014:
First Quarter	$192.03	$165.33	$0.40
Second Quarter	189.80	161.98	0.40
Third Quarter	181.07	157.01	0.45
Fourth Quarter	178.59	146.00	0.45
Fiscal 2013:
First Quarter	$179.00	$134.48	$0.40
Second Quarter	164.28	134.29	0.40
Third Quarter	165.41	144.14	0.40
Fourth Quarter	179.90	146.58	0.40
Since 2003, we have maintained a regular quarterly cash dividend program on our common stock. On May 21, 2012, our Board of Directors approved an increase to our quarterly cash dividend on our common stock from $0.20 per share to $0.40 per share. On November 5, 2013, our Board of Directors approved an additional increase to the Company's quarterly cash dividend on its common stock from $0.40 per share to $0.45 per share. Approximately $153 million was recorded as a reduction to retained earnings during Fiscal 2014 in connection with dividends declared.
As of May 9, 2014, there were 819 holders of record of our Class A common stock and 6 holders of record of our Class B common stock. All of our outstanding shares of Class B common stock are owned by Mr. Ralph Lauren, Chairman of the Board of Directors and Chief Executive Officer, and entities controlled by the Lauren family, and are convertible at any time into shares of Class A common stock on a one-for-one basis. During the fourth quarter of Fiscal 2014, Mr. Lauren converted 3.0 million shares of Class B common stock into an equal number of shares of Class A common stock pursuant to the terms of the security, which were subsequently sold in a block trade. During Fiscal 2013, the Lauren Family, L.L.C., a limited liability company managed by the children of Mr. Lauren, converted 950,000 shares of Class B common stock into an equal number of shares of Class A common stock pursuant to the terms of the security, which were subsequently sold on the open market as part of a predetermined, systematic trading plan.
The following table sets forth repurchases of shares of our Class A common stock during the fiscal quarter ended March 29, 2014:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1)
				(millions)
December 29, 2013 to January 25, 2014	—	$—	—	$230
January 26, 2014 to February 22, 2014	513,364	155.83	513,364	650
February 23, 2014 to March 29, 2014	437,655	159.76	437,655	580
	951,019		951,019

(1)
As of March 29, 2014, the remaining availability under our Class A common stock repurchase program was approximately $580 million, reflecting the February 4, 2014 approval by our Board of Directors to expand the program by up to an additional $500 million of Class A common stock repurchases. Repurchases of shares of Class A common stock are subject to overall business and market conditions.

The following graph compares the cumulative total stockholder return (stock price appreciation plus dividends) on our Class A common stock to the cumulative total return of the Standard & Poor's 500 Index and a peer group index of companies that we believe are closest to ours (the "Peer Group") for the period from March 27, 2009, the last trading day of our 2009 fiscal year, through March 29, 2014, the last trading day of our 2014 fiscal year. Our Peer Group consists of Burberry Group PLC, Coach, Inc., Compagnie Financière Richemont SA, The Estée Lauder Companies Inc., Hermes International, The Jones Group Inc., Kering, Luxottica Group, LVMH, PVH Corp., Tiffany & Co., Tod's S.p.A., and V.F. Corporation. All calculations for foreign companies in our Peer Group are performed using the local foreign issue of such companies. The returns are calculated by assuming an investment in the Class A common stock and each index of $100 on March 28, 2009, with all dividends reinvested.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Ralph Lauren Corporation, the S&P 500 Index, and a Peer Group
*$100 invested on 3/28/09 in stock or 3/31/09 in an index, including reinvestment of dividends. Index calculated on a month-end basis.

Item 6.	Selected Financial Data
See the "Index to Consolidated Financial Statements and Supplementary Information," and specifically "Selected Financial Information" appearing at the end of this Annual Report on Form 10-K. This selected financial data should be read in conjunction with Item 7 — "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 — "Financial Statements and Supplementary Data" included in this Annual Report on Form 10-K. Historical results may not be indicative of future results.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read together with our audited consolidated financial statements and footnotes, which are included in this Annual Report on Form 10-K. We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, Fiscal 2014 ended on March 29, 2014 and was a 52-week period; Fiscal 2013 ended on March 30, 2013 and was a 52-week period; and Fiscal 2012 ended on March 31, 2012 and was a 52-week period. Fiscal 2015 will end on March 28, 2015 and will also be a 52-week period.
INTRODUCTION
MD&A is provided as a supplement to the accompanying audited consolidated financial statements and footnotes to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:

•
Overview.    This section provides a general description of our business, current trends and outlook, and a summary of our financial performance for Fiscal 2014. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for Fiscal 2014 as compared to Fiscal 2013 and Fiscal 2013 as compared to Fiscal 2012.

•
Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of March 29, 2014, which includes (i) an analysis of our financial condition compared to the prior fiscal year-end; (ii) an analysis of changes in our cash flows for Fiscal 2014 and Fiscal 2013 as compared to the respective prior fiscal year; (iii) an analysis of our liquidity, including common stock repurchases, payments of dividends, our outstanding debt and covenant compliance, and the availability under our credit facilities; and (iv) a summary of our contractual and other obligations as of March 29, 2014.

•	Market risk management. This section discusses how we manage our risk exposures related to foreign currency exchange rates, interest rates, and our investments as of March 29, 2014.

•
Critical accounting policies.    This section discusses accounting policies considered to be important to our results of operations and financial condition, which require significant judgment and estimation in their application. In addition, our significant accounting policies are summarized in Note 3 to the accompanying audited consolidated financial statements.

•
Recently issued accounting standards.    This section discusses the potential impact on our reported results of operations and financial condition of certain accounting standards that have been recently issued or proposed.

OVERVIEW
Our Business
Our Company is a global leader in the design, marketing, and distribution of premium lifestyle products, including men's, women's, and children's apparel, accessories, fragrances, and home furnishings. Our long-standing reputation and distinctive image have been consistently developed across an expanding number of products, brands, sales channels, and international markets. Our brand names include Ralph Lauren, Ralph Lauren Collection, Purple Label, Black Label, Polo, Polo Ralph Lauren, Blue Label, RRL, RLX Ralph Lauren, Lauren Ralph Lauren, Ralph Lauren Childrenswear, Denim & Supply Ralph Lauren, Chaps, and Club Monaco, among others.
We classify our businesses into three segments: Wholesale, Retail, and Licensing. Our Wholesale business, which represented approximately 47% of our Fiscal 2014 net revenues, consists of sales made principally to major department stores and specialty stores around the world. Our Retail business, which represented approximately 51% of our Fiscal 2014 net revenues, consists of sales made directly to consumers through our integrated retail channel, which includes our retail stores around the world; concession-based shop-within-shops located in Asia, Australia, and Europe; and our retail e-commerce channel in North America, Europe, and Asia. Our Licensing business, which represented approximately 2% of our Fiscal 2014 net revenues, consists of royalty-based arrangements under which we license to unrelated third parties the right to use our various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear, and fragrances, in specified geographic areas for specified periods. Approximately 36% of our Fiscal 2014 net revenues were earned in international regions outside of the U.S. See Note 22 to the accompanying audited consolidated financial statements for a summary of net revenues by reportable segment and geographic location.
Our business is typically seasonal, with higher levels of wholesale sales in our second and fourth quarters and higher retail sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school, and holiday shopping periods in our Retail segment.
Current Trends and Outlook
Although the global economy has shown signs of improvement, expectations of modest growth reflect sustained uncertainty. The global economic environment continues to negatively impact consumer confidence, which in turn influences the level of spending on discretionary items. Additionally, adverse weather conditions, particularly in the U.S., have resulted in a challenging spring selling season for many retailers. As a result of these factors, consumer retail traffic remains relatively weak and inconsistent, which has led to a more promotional environment due to increased competition and a desire to offset traffic declines with increased levels of conversion. Certain of our retail operations have experienced similar dynamics, which vary across the geographic regions and businesses in which we operate. If the global macroeconomic environment remains volatile or worsens, the constrained level of worldwide consumer spending and modified consumption behavior may continue to have a negative effect on our sales, inventory levels, and operating margin in Fiscal 2015.
We will continue to monitor these risks and evaluate and adjust our operating strategies and cost management opportunities to mitigate the related impact on our results of operations, while remaining focused on the long-term growth of our business and protecting the value of our brand.
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A — "Risk Factors" included in this Annual Report on Form 10-K.
Summary of Financial Performance
Results of Operations
In Fiscal 2014, we reported net revenues of $7.450 billion, net income of $776 million, and net income per diluted share of $8.43. This compares to net revenues of $6.945 billion, net income of $750 million, and net income per diluted share of $8.00 in Fiscal 2013.
Our operating performance for Fiscal 2014 reflected revenue growth of 7.3% on a reported basis and 7.9% on a constant currency basis, as increased revenues from our wholesale business in the Americas and our retail businesses across all of our major geographies were partially offset by lower revenues from our wholesale businesses in Europe and Asia, as well as net unfavorable foreign currency effects. Our revenue growth for Fiscal 2014 also reflected several changes to our business, including revenues from the previously licensed Chaps Menswear Business and Australia and New Zealand Business (see "Recent Developments" for further discussion), and incremental revenues from certain previously licensed businesses in Latin America that were acquired in June 2012. These increases in revenue were partially offset by the wind-down of our Rugby-branded retail operations, largely during the second half of Fiscal 2013. Our gross margin declined 190 basis points basis points to 57.9% during Fiscal 2014, primarily due to the inclusion of the Chaps Menswear Business and the unfavorable impact of foreign currency. SG&A expenses increased during Fiscal 2014 due to incremental costs associated with newly transitioned operations, including the Chaps Menswear Business and the Australia and New Zealand Business, and costs to support our business growth and continued investments in our strategic growth initiatives and infrastructure.
Net income increased by $26 million in Fiscal 2014 as compared to Fiscal 2013, primarily reflecting a $19 million decline in our provision for income taxes, a $3 million increase in operating income, and lower other non-operating charges. The lower income tax provision for Fiscal 2014 was driven by a decline in our reported effective tax rate of 190 basis points, partially offset by slightly higher pretax income. The decline in our reported effective tax rate was primarily attributable to income tax benefits recorded during Fiscal 2014 in connection with the settlement of a tax examination and legal entity restructuring of certain of our foreign operations. Net income per diluted share increased during Fiscal 2014, as compared to Fiscal 2013, due to higher net income and lower weighted-average diluted shares, driven by our share repurchases over the last twelve months.

Financial Condition and Liquidity
We ended Fiscal 2014 in a net cash and investments position (cash and cash equivalents plus short-term and non-current investments, less total debt) of $987 million, compared to $1.113 billion as of the end of Fiscal 2013. The decline in our net cash and investments position was primarily due to our use of cash to support $390 million in capital expenditures associated with our global retail store expansion, department store renovations, investments in our facilities, and upgrades to our global information technology systems, as well as to support Class A common stock repurchases of $558 million, and to make cash dividend payments of $149 million. The decline in our net cash and investments position was largely offset by our operating cash flows and proceeds from stock-based compensation arrangements.
We generated $907 million of cash from operations during Fiscal 2014, compared to $1.019 billion during Fiscal 2013. The decline in our operating cash flows primarily relates to a net unfavorable change in our working capital during Fiscal 2014, compared to the prior fiscal year.
Our equity increased to $4.034 billion as of March 29, 2014, compared to $3.785 billion as of March 30, 2013, primarily due to our net income and the impact of stock-based compensation arrangements, partially offset by our repurchases of common stock and dividends declared during Fiscal 2014.
Recent Developments
Australia and New Zealand Licensed Operations Acquisition
In July 2013, in connection with the transition of the Ralph Lauren-branded apparel and accessories business in Australia and New Zealand (the "Australia and New Zealand Business") from a licensed to a wholly-owned operation, we acquired certain net assets from Oroton Group/PRL Australia ("Oroton") in exchange for an aggregate payment of approximately $15 million (the "Australia and New Zealand Licensed Operations Acquisition"). Oroton was our licensee for the Australia and New Zealand Business. The operating results of the acquired business have been consolidated in our operating results beginning on July 1, 2013.
Chaps Menswear License Acquisition
In April 2013, in connection with the transition of the North American Chaps-branded men's sportswear business (the "Chaps Menswear Business") from a licensed to a wholly-owned operation, we entered into an agreement with The Warnaco Group, Inc. ("Warnaco"), a subsidiary of PVH Corp., to acquire certain net assets in exchange for an aggregate payment of approximately $18 million (the "Chaps Menswear License Acquisition"). Warnaco was our licensee for the Chaps Menswear Business. The operating results of the Chaps Menswear Business have been consolidated in our operating results beginning on April 10, 2013.
Rugby Closure Plan
In October 2012, we approved a plan to wind-down our Rugby brand retail operations (the "Rugby Closure Plan"). This decision was primarily based on the results of an analysis of the brand concept, as well as an opportunity to reallocate our resources related to these operations to support other high-growth business opportunities and initiatives. In connection with the Rugby Closure Plan, 13 of our 14 global freestanding Rugby stores and our related domestic e-commerce site located at Rugby.com were closed during the second half of Fiscal 2013. The one remaining Rugby store was closed during Fiscal 2014. The Rugby Closure Plan also resulted in a reduction in our workforce of approximately 160 employees.
Discontinuance of American Living at JCPenney
During the fourth quarter of Fiscal 2012, we decided, along with our wholesale partner J.C. Penney Company, Inc. ("JCPenney"), to discontinue the majority of the products sold under the American Living brand created for and exclusively sold to JCPenney, effective for the Fall 2012 wholesale selling season. The discontinuance of these American Living product lines did not have a material impact on the Company's consolidated or segment results.

Transactions Affecting Comparability of Results of Operations and Financial Condition
The comparability of our operating results for the three fiscal years presented herein has been affected by certain events, including:

•
certain pretax asset impairment and restructuring and other charges recorded during the periods presented. A summary of the effect of these items on pretax income for each fiscal year is summarized below (references to "Notes" are to the notes to the accompanying audited consolidated financial statements):

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012
	(millions)
Impairments of assets (see Note 11)	$(1)	$(19)	$(2)
Restructuring and other charges (see Note 12)	(18)	(12)	(12)

•
our acquisitions of previously licensed businesses, including the Chaps Menswear License Acquisition in April 2013, which resulted in a $16 million gain recorded during the first quarter of Fiscal 2014; the Australia and New Zealand Licensed Operations Acquisition in July 2013; and our acquisition of the Ralph Lauren-branded business in Latin America in June 2012;

•
discrete income tax benefits of $10 million and $15 million recognized within our provision for income taxes during Fiscal 2014 and Fiscal 2013, respectively, in connection with the settlements of two separate tax examinations. During Fiscal 2013, the tax benefit from the tax examination settlement was more than offset by a discrete income tax reserve of $16 million for an interest assessment on a prior year withholding tax; and

•
the wind-down of our Rugby brand operations during the second half of Fiscal 2013 and the discontinuance of products sold under the American Living brand at JCPenney primarily effective for the Fall 2012 selling season.

Our "Results of Operations" discussion that follows includes the significant changes in operating results arising from these items affecting comparability. However, unusual items or transactions may occur in any period. Accordingly, investors and other financial statement users should consider the types of events and transactions that have affected operating trends.

RESULTS OF OPERATIONS
Fiscal 2014 Compared to Fiscal 2013
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$7,450	$6,945	$505	7.3%
Cost of goods sold(a)	(3,140)	(2,789)	(351)	12.6%
Gross profit	4,310	4,156	154	3.7%
Gross profit as % of net revenues	57.9%	59.8%		(190 bps)
Selling, general, and administrative expenses(a)	(3,142)	(2,971)	(171)	5.7%
SG&A expenses as % of net revenues	42.2%	42.8%		(60 bps)
Amortization of intangible assets	(35)	(27)	(8)	30.7%
Gain on acquisition of Chaps	16	—	16	NM
Impairment of assets	(1)	(19)	18	(93.1%)
Restructuring and other charges	(18)	(12)	(6)	52.9%
Operating income	1,130	1,127	3	0.3%
Operating income as % of net revenues	15.2%	16.2%		(100 bps)
Foreign currency losses	(8)	(12)	4	(30.1%)
Interest expense	(20)	(22)	2	(8.7%)
Interest and other income, net	3	6	(3)	(38.2%)
Equity in losses of equity-method investees	(9)	(10)	1	(1.0%)
Income before provision for income taxes	1,096	1,089	7	0.6%
Provision for income taxes	(320)	(339)	19	(5.6%)
Effective tax rate(b)	29.2%	31.1%		(190 bps)
Net income	$776	$750	$26	3.4%
Net income per common share:
Basic	$8.55	$8.21	$0.34	4.1%
Diluted	$8.43	$8.00	$0.43	5.4%

(a)	Includes total depreciation expense of $223 million and $206 million for Fiscal 2014 and Fiscal 2013, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.
NM = Not meaningful.
Net Revenues.    Net revenues increased by $505 million, or 7.3%, to $7.450 billion in Fiscal 2014 from $6.945 billion in Fiscal 2013. Excluding the effect of foreign currency, net revenues increased by $552 million, or 7.9%.

Net revenues for our three business segments, as well as a discussion of the changes in each segment's net revenues from the prior fiscal year, are provided below:

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	$ Change	% Change
	(millions)
Net Revenues:
Wholesale	$3,486	$3,138	$348	11.1%
Retail	3,798	3,625	173	4.8%
Licensing	166	182	(16)	(9.0%)
Total net revenues	$7,450	$6,945	$505	7.3%
Wholesale net revenues — The net increase primarily reflects:

•
a $382 million net increase related to our business in the Americas on a constant currency basis, largely due to $210 million of incremental revenues contributed by previously licensed businesses, including the Chaps Menswear Business acquired in April 2013 and certain businesses in Latin America acquired in June 2012. The increase in net revenues also reflected higher domestic revenues from our menswear, womenswear, and childrenswear product lines, as well as increased revenues from our accessories business. These increases were partially offset by lower Home product revenues primarily due to the rebranding of certain of our home products; and

•
a $7 million net increase in revenues due to the net favorable foreign currency effects, primarily related to the strengthening of the Euro, partially offset by the weakening of the Japanese Yen and the Canadian Dollar against the U.S. Dollar during Fiscal 2014.

This net increase was partially offset by:

•
a $16 million net decrease related to our European business on a constant currency basis, driven by our planned reduction in shipments across our menswear, womenswear, and childrenswear product lines due to the challenging European retail environment and softness in the specialty store business; and

•
a $23 million net decrease related to our Japanese business on a constant currency basis, primarily reflecting lower sell-throughs and the impact of a business model shift to the retail concessions-based channel.

Retail net revenues — Our total reported comparable store sales were flat in Fiscal 2014 compared to the prior fiscal year, but increased approximately 1% on a constant currency basis. Comparable store sales refer to the growth of sales in stores that are open for at least one full fiscal year. Sales for stores that are closed during a fiscal year are excluded from the calculation of comparable store sales. Sales for stores that are either relocated, enlarged (as defined by gross square footage expansion of 25% or greater), or generally closed for 30 or more consecutive days for renovation are also excluded from the calculation of comparable store sales until such stores have been in their new location or in their newly renovated state for at least one full fiscal year. Sales from our e-commerce sites are included within comparable store sales for those geographies that have been serviced by the related e-commerce site for at least one full fiscal year. Consolidated comparable store sales information includes our Ralph Lauren stores (including concession-based shop-within-shops), factory stores, Club Monaco stores and e-commerce sites, and certain of our Ralph Lauren e-commerce sites. Sales from our Rugby stores and related e-commerce site, Rugby.com, are no longer included in comparable store sales due to the wind-down of our Rugby brand retail operations in Fiscal 2013. We use an integrated omni-channel strategy to operate our retail business, in which our e-commerce operations are interdependent with our physical stores.
The net increase in Retail net revenues primarily reflects:

•
a $29 million, or a 1%, net increase in consolidated comparable store sales on a constant currency basis, primarily driven by an increase from our Ralph Lauren e-commerce operations, partially offset by decreases in comparable store sales from our concession shops and our domestic factory stores. Comparable store sales related to our e-commerce operations increased by approximately 14% on a reported basis and 13% on a constant currency basis over the related prior fiscal year, and had a favorable impact on our total comparable store sales of approximately 2% to 3% on a reported basis and approximately 1% to 2% on a constant currency basis. Our consolidated comparable store sales excluding e-commerce decreased approximately 2% to 3% on a reported basis and were flat to down by 1% on a constant currency basis; and

41

•
a $197 million, or a 40%, net increase in non-comparable store sales on a constant currency basis, primarily driven by new store openings within the past twelve months, including store openings in Asia, new stores and concession shops assumed in connection with the Australia and New Zealand Licensed Operations Acquisition, other new global store openings, and the expansion of our e-commerce operations, which more than offset the impact of store closings, including those closed in connection with the Rugby Closure Plan.

These increases were partially offset by:

•
a $53 million net decrease in revenues due to unfavorable foreign currency effects, comprised of unfavorable effects of $43 million and $10 million related to our comparable and non-comparable store sales, respectively. The unfavorable currency effects primarily related to the weakening of the Japanese Yen, partially offset by the strengthening of the Euro against the U.S. Dollar during Fiscal 2014 compared to the prior fiscal year.

Our global average store count increased by 47 stores and concession shops during Fiscal 2014 compared with the prior fiscal year, primarily due to new store and concession shop openings in Asia and Europe, and stores and concession shops assumed in connection with the Australia and New Zealand Licensed Operations Acquisition, partially offset by store closures, including those associated with the Rugby Closure Plan. The following table details our retail store and e-commerce presence as of the periods presented:

	March 29, 2014	March 30, 2013
Stores:
Freestanding stores	433	388
Concession shops	503	494
Total stores	936	882

E-commerce Sites:
North American sites(a)	3	3
European sites(b)	3	3
Asian sites(c)	2	1
Total e-commerce sites	8	7

(a)	Includes www.RalphLauren.com, www.ClubMonaco.com, and www.ClubMonaco.ca, which collectively service the U.S. and Canada.

(b)
Includes www.RalphLauren.co.uk (servicing the United Kingdom), www.RalphLauren.fr (servicing Belgium, France, Italy, Luxembourg, the Netherlands, Portugal, and Spain), and www.RalphLauren.de (servicing Germany and Austria).

(c)	Includes www.RalphLauren.co.jp, which services Japan and, as of March 29, 2014, our new e-commerce site at www.RalphLauren.co.kr, which services South Korea.
Licensing revenues — The $16 million net decrease in revenues primarily reflects the transition of certain licensing arrangements, including the Chaps Menswear Business and the Australia and New Zealand Business, to wholly-owned operations and the discontinuance of certain Home licensing arrangements, partially offset by higher apparel and fragrance-related royalties.
Gross Profit.    Gross profit increased by $154 million, or 3.7%, to $4.310 billion in Fiscal 2014 from $4.156 billion in Fiscal 2013. Gross profit as a percentage of net revenues decreased by 190 basis points to 57.9% in Fiscal 2014 from 59.8% in Fiscal 2013. The gross margin decline was primarily attributable to the inclusion of the Chaps Menswear Business and the unfavorable effects of foreign currency.
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
Selling, General, and Administrative Expenses.    SG&A expenses increased by $171 million, or 5.7%, to $3.142 billion in Fiscal 2014 from $2.971 billion in Fiscal 2013. This increase included a net favorable foreign currency effect of approximately

$29 million, primarily related to the weakening of the Japanese Yen, partially offset by the strengthening of the Euro against the U.S. Dollar during Fiscal 2014 as compared to the prior fiscal year. SG&A expenses as a percentage of net revenues declined to 42.2% in Fiscal 2014 from 42.8% in Fiscal 2013. The 60 basis point improvement was primarily due to operating leverage on higher net revenues and our operational discipline, which more than offset the increase in operating expenses attributable to our recent acquisitions and new business initiatives, as well as increased investments in our facilities, infrastructure, and information technology.
The $171 million net increase in SG&A expenses by functional category is as follows:

Fiscal 2014 Compared to Fiscal 2013
(millions)
SG&A expense category:
Compensation-related expenses(a)	$44
Marketing, advertising, and promotional expenses	39
Shipping, warehousing, and distribution expenses	28
Rent and occupancy expenses	27
Depreciation expense	17
Acquisition-related costs(b)	7
Other	9
Total change in SG&A expenses(c)	$171

(a)	Primarily due to increased salaries and related expenses to support business growth.

(b)
Comprised of acquisition-related costs for the Chaps Menswear License Acquisition in April 2013 and for the Australia and New Zealand Licensed Operations Acquisition in July 2013 (see Note 5 to the accompanying audited consolidated financial statements).

(c)
Includes $62 million of incremental expenses associated with the aforementioned newly acquired businesses and $13 million of incremental expenses incurred in connection with the implementation of our global operating and financial reporting system.

During Fiscal 2015, we anticipate a certain amount of operating expense de-leverage due to continued investment in our long-term strategic growth initiatives, including global retail store expansion, the introduction of the Polo store concept around the world, department store renovations, and continued investment in our infrastructure.
Amortization of Intangible Assets.    Amortization of intangible assets increased by $8 million, or 30.7%, to $35 million in Fiscal 2014 from $27 million in Fiscal 2013. This increase was primarily due to the full amortization of the licensed trademark intangible asset acquired in connection with the Chaps Menswear License Acquisition during Fiscal 2014 (see Note 5 to the accompanying audited consolidated financial statements).
Gain on Acquisition of Chaps. During Fiscal 2014, we recorded a $16 million gain on the Chaps Menswear License Acquisition, representing the difference between the acquisition date fair value of net assets acquired and the contractually-defined purchase price under our license agreement with Warnaco, which granted us the right to early-terminate the license upon PVH's acquisition of Warnaco in February 2013 (see Note 5 to the accompanying audited consolidated financial statements).
Impairments of Assets.   During Fiscal 2014, we recorded non-cash impairment charges of $1 million, to write-off certain long-lived assets relating to our European operations. During Fiscal 2013, we recognized non-cash impairment charges of $19 million, which included charges of $11 million to write-off certain Rugby brand-related long-lived assets in connection with the Rugby Closure Plan and charges of $8 million to reduce the carrying values of long-lived assets of certain underperforming European stores to their fair values, as well as to write-off the fixed assets of certain wholesale locations in Europe that were expected to close (see Note 11 to the accompanying audited consolidated financial statements).
Restructuring and Other Charges.   Restructuring and other charges increased by $6 million to $18 million in Fiscal 2014 from $12 million in Fiscal 2013. During Fiscal 2014, we recorded restructuring charges of $8 million, primarily related to severance and benefit costs associated with our corporate operations. In addition, during Fiscal 2014, we recorded $10 million of accelerated stock-based compensation expense associated with certain new executive employment agreement provisions. Restructuring and other charges of $12 million recorded during Fiscal 2013 included $7 million of severance and lease termination costs associated with the Rugby Closure Plan and $5 million of other net restructuring charges, which primarily related to the suspension of the Company's operations in Argentina, severance and lease termination costs associated with our European operations, and other severance-related costs primarily within our corporate operations, partially offset by reversals of reserves deemed no longer necessary in connection with our Fiscal 2012 restructuring plan in the Asia-Pacific region (see Note 12 to the accompanying audited consolidated financial statements).
Operating Income.    Operating income slightly increased by $3 million, or 0.3%, to $1.130 billion in Fiscal 2014 from $1.127 billion in Fiscal 2013. Operating income as a percentage of net revenues declined 100 basis points, to 15.2% in Fiscal 2014 from 16.2% in Fiscal 2013. The decrease in operating income as a percentage of net revenues primarily reflected the decline in our gross profit margin, partially offset by an improvement in SG&A and other operating expenses as a percentage of net revenues, as previously discussed.
During the fourth quarter of Fiscal 2014, we changed the manner in which we allocate certain costs for management reporting due to strategic changes we implemented to globalize certain functions that will position us for future growth. These changes included realigning certain costs between segments and retaining other costs at the corporate level for certain of our global functions. We believe that these changes allow for a better representation of segment operations and are aligned with how segment performance is assessed. As a result of these changes, we determined that it is more appropriate to retain certain previously allocated corporate expenses within our unallocated corporate expenses. This expense realignment did not result in a change to our reportable segments. All prior period segment information has been recast to reflect the change in our segment measurement on a comparable basis, including the operating income analyses that follow. This recast had no impact on our segment net revenues or on our consolidated financial statements in any fiscal period.
Operating income and margin for each of our three reportable segments, which have been recast to reflect the fourth quarter change in segment measurement, are provided below:

	Fiscal Years Ended
	March 29, 2014		March 30, 2013
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
Wholesale	$963	27.6%	$903	28.7%	$60	(110 bps)
Retail	572	15.1%	615	17.0%	(43)	(190 bps)
Licensing	150	90.2%	152	83.6%	(2)	660 bps
	1,685		1,670		15
Unallocated corporate expenses	(553)		(531)		(22)
Gain on acquisition of Chaps	16		—		16
Unallocated restructuring and other charges	(18)		(12)		(6)
Total operating income	$1,130	15.2%	$1,127	16.2%	$3	(100 bps)
Wholesale operating margin declined by 110 basis points, primarily due to a decline in gross profit margin reflecting the inclusion of the Chaps Menswear Business, a less favorable geographic mix, and the net negative effects related to foreign currency. The decline in Wholesale operating margin was partially offset by improved operating leverage of SG&A expenses on higher wholesale revenues.
Retail operating margin declined by 190 basis points, largely due to a lower gross profit margin, primarily reflecting elevated promotional activity within certain of our retail businesses during the fourth quarter of Fiscal 2014 and the unfavorable effect of foreign currency. The decline in Retail operating margin was also due to an increase in SG&A expenses as a percentage of net revenues, primarily driven by incremental operating expenses associated with the Australia and New Zealand Business, and expenses associated with our global store and e-commerce development efforts.

Licensing operating margin improvement was primarily due to reduced operating expenses reflecting the transition of certain licensing arrangements to wholly-owned operations, partially offset by lower net revenues.
Unallocated corporate expenses increased by $22 million, reflecting higher advertising, marketing, and promotional costs, acquisition-related costs, and increased global information technology-related costs.
Gain on Acquisition of Chaps was $16 million for Fiscal 2014, as previously described above and in Note 5 to the accompanying audited consolidated financial statements.
Unallocated restructuring and other charges increased by $6 million to $18 million in Fiscal 2014, from $12 million in Fiscal 2013, as previously described above and in Note 12 to the accompanying audited consolidated financial statements.
Foreign Currency Losses.    The effect of foreign currency exchange rate fluctuations resulted in losses of $8 million in Fiscal 2014, compared to losses of $12 million in Fiscal 2013. The net decline in foreign currency losses was primarily related to the revaluation and settlement of foreign currency-denominated third-party and intercompany receivables and payables, and net gains related to foreign currency hedge contracts. Foreign currency gains and losses do not result from the translation of the operating results of our foreign subsidiaries to U.S. dollars.
Interest Expense.    Interest expense includes the borrowing costs related to our outstanding debt, including amortization of debt issuance costs, and interest related to our capital lease obligations. Interest expense declined by $2 million to $20 million in Fiscal 2014, from $22 million in Fiscal 2013, primarily due to the lower interest rate on the 2.125% unsecured senior notes due 2018 (the "Senior Notes") issued in September 2013, as compared to the 4.5% interest rate on the previously outstanding Euro Debt, as defined below (see Note 14 to the accompanying audited consolidated financial statements). This decline was partially offset by additional interest on our increased capital lease obligations.
Interest and Other Income, net.    Interest and other income, net decreased by $3 million to $3 million in Fiscal 2014, from $6 million in Fiscal 2013, reflecting lower interest income primarily due to changes in our investment portfolio mix.
Equity in Losses of Equity-Method Investees.    The equity in losses of equity-method investees of $9 million and $10 million in Fiscal 2014 and Fiscal 2013, respectively, reflect our share of losses from our joint venture, the Ralph Lauren Watch and Jewelry Company Sárl (the "RL Watch Company"), which is accounted for under the equity method of accounting.
Provision for Income Taxes.    The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes decreased by $19 million, or 5.6%, to $320 million in Fiscal 2014 from $339 million in Fiscal 2013. The decrease in the provision for income taxes was primarily due to a decrease in our reported effective tax rate of 190 basis points to 29.2% in Fiscal 2014 from 31.1% in Fiscal 2013, slightly offset by the increase in the overall level of our pretax income. The lower effective tax rate for Fiscal 2014 was primarily due to tax reserve reductions associated with the conclusion of a tax examination during the third quarter of Fiscal 2014, and an income tax benefit resulting from legal entity restructuring of certain of our foreign operations during Fiscal 2014. The effective tax rate for Fiscal 2013 reflected tax reserve reductions associated with the conclusion of a separate tax examination during the third quarter of Fiscal 2013, which were offset by the inclusion of a reserve for an interest assessment on a prior year withholding tax. The effective tax rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions, and certain nondeductible expenses. Our effective tax rate will change from period to period based on various factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.
Net Income.    Net income increased by $26 million, or 3.4%, to $776 million in Fiscal 2014, from $750 million in Fiscal 2013, due to the $19 million reduction in our provision for income taxes, lower non-operating charges of $4 million, and a $3 million increase in operating income, all as previously discussed.
Net Income per Diluted Share.    Net income per diluted share increased by $0.43, or 5.4%, to $8.43 per share in Fiscal 2014 from $8.00 per share in Fiscal 2013. The increase was primarily attributable to higher net income, as previously discussed, and lower weighted-average diluted shares outstanding during Fiscal 2014, driven by our share repurchases over the last twelve months.

Fiscal 2013 Compared to Fiscal 2012
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions:

	Fiscal Years Ended
	March 30, 2013	March 31, 2012	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$6,945	$6,860	$85	1.2%
Cost of goods sold(a)	(2,789)	(2,862)	73	(2.5%)
Gross profit	4,156	3,998	158	3.9%
Gross profit as % of net revenues	59.8%	58.3%		150 bps
Selling, general, and administrative expenses(a)	(2,971)	(2,916)	(55)	1.9%
SG&A expenses as % of net revenues	42.8%	42.5%		30 bps
Amortization of intangible assets	(27)	(29)	2	(7.3%)
Impairments of assets	(19)	(2)	(17)	NM
Restructuring and other charges	(12)	(12)	—	(5.6%)
Operating income	1,127	1,039	88	8.4%
Operating income as % of net revenues	16.2%	15.2%		100 bps
Foreign currency losses	(12)	(2)	(10)	NM
Interest expense	(22)	(24)	2	(9.8%)
Interest and other income, net	6	11	(5)	(48.2%)
Equity in losses of equity-method investees	(10)	(9)	(1)	2.2%
Income before provision for income taxes	1,089	1,015	74	7.3%
Provision for income taxes	(339)	(334)	(5)	1.6%
Effective tax rate (b)	31.1%	32.9%		(180 bps)
Net income	$750	$681	$69	10.1%
Net income per common share:
Basic	$8.21	$7.35	$0.86	11.7%
Diluted	$8.00	$7.13	$0.87	12.2%

(a)	Includes total depreciation expense of $206 million and $196 million for Fiscal 2013 and Fiscal 2012, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

NM =	Not meaningful.
Net Revenues.    Net revenues increased by $85 million, or 1.2%, to $6.945 billion in Fiscal 2013 from $6.860 billion in Fiscal 2012. The increase was primarily due to higher revenues from our retail businesses, which were partially offset by lower revenues from our wholesale businesses and net unfavorable foreign currency effects. Excluding the effect of foreign currency, net revenues increased by $183 million, or 2.7%.

Net revenues for our three reportable business segments are provided below:

	Fiscal Years Ended		$ Change	% Change
	March 30, 2013	March 31, 2012
	(millions)
Net Revenues:
Wholesale	$3,138	$3,247	$(109)	(3.3%)
Retail	3,625	3,432	193	5.6%
Licensing	182	181	1	0.7%
Total net revenues	$6,945	$6,860	$85	1.2%
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

Retail net revenues — Our total reported comparable store sales increased approximately 3% in Fiscal 2013 compared to Fiscal 2012, but increased approximately 4% on a constant currency basis. The net increase in Retail net revenues primarily reflected:

•
a $119 million, or a 4%, net increase in consolidated comparable store sales on a constant currency basis, primarily driven by increases from our North American and European factory stores and our Ralph Lauren e-commerce operations, partially offset by decreases in comparable store sales from certain of our Ralph Lauren stores and our concession shops in Asia. Comparable store sales related to our e-commerce operations increased by approximately 18% on both a reported and constant currency basis over Fiscal 2012, and had a favorable impact on our total comparable store sales of 1% to 2% on both a reported and constant currency basis. Our consolidated comparable store sales excluding e-commerce increased between 1% and 2% on a reported basis and between 2% and 3% on a constant currency basis; and

•
a $120 million, or a 22%, net increase in non-comparable store sales on a constant currency basis, driven by new store openings over the past twelve months and the growth of our e-commerce operations through our recently launched Ralph Lauren e-commerce sites in Germany and Japan and Club Monaco e-commerce sites in North America. The effect of these new openings and launches more than offset the impact of store closings in the Asia-Pacific region due to our network repositioning initiative.

These increases were partially offset by:

•
a $46 million net decrease in revenues due to unfavorable foreign currency effects, comprised of unfavorable effects of $36 million and $10 million related to our comparable and non-comparable store sales, respectively, primarily related to the weakening of the Euro and the Yen against the U.S. Dollar during Fiscal 2013.

Our global average store count declined by three stores and concession shops during Fiscal 2013, as store closures associated with the Asia-Pacific Restructuring Plan at the end of Fiscal 2012 and the Rugby Closure Plan in Fiscal 2013 were largely offset by new store openings, primarily in Asia and Europe. The following table details our retail store and e-commerce presence as of the periods presented:

	March 30, 2013	March 31, 2012
Stores:
Freestanding stores	388	379
Concession shops	494	474
Total stores	882	853

E-commerce Sites:
North American sites(a)	3	3
European sites(b)	3	3
Asian site(c)	1	—
Total e-commerce sites	7	6

(a)
Our North American e-commerce sites as of March 30, 2013 include www.RalphLauren.com, www.ClubMonaco.com, and www.ClubMonaco.ca, which collectively service the U.S. and Canada. As of March 31, 2012, our North American e-commerce sites included www.RalphLauren.com, www.ClubMonaco.com, and www.Rugby.com.

(b)
Includes www.RalphLauren.co.uk (servicing the United Kingdom), www.RalphLauren.fr (servicing Belgium, France, Italy, Luxembourg, the Netherlands, Portugal, and Spain), and www.RalphLauren.de (servicing Germany and Austria).

(c)	Includes www.RalphLauren.co.jp servicing Japan, which was launched in Fiscal 2013.
Licensing revenues — The $1 million net increase in licensing revenues reflects an approximate $5 million increase in product licensing royalties, primarily driven by higher apparel and fragrance-related royalties, largely offset by an approximate $4 million decline in Home licensing revenues due to the discontinuance of certain licensing arrangements.
Gross Profit.    Gross profit increased by $158 million, or 3.9%, to $4.156 billion in Fiscal 2013 from $3.998 billion in Fiscal 2012. Gross profit as a percentage of net revenues increased by 150 basis points to 59.8% in Fiscal 2013 from 58.3% in Fiscal 2012, primarily reflecting lower sourcing costs compared to higher cost benchmarks in the prior year period across most of our global businesses, favorable product mix across most of our wholesale businesses, and the growth of our retail businesses, which generally carry higher gross margins. The improvement in our gross profit margin was partially offset by a less favorable geographic mix and elevated promotional activity across certain of our North American retail businesses.
Selling, General, and Administrative Expenses.    SG&A expenses increased by $55 million, or 1.9%, to $2.971 billion in Fiscal 2013 from $2.916 billion in Fiscal 2012. This increase included a net favorable foreign currency effect of approximately $43 million, primarily related to the weakening of the Euro and the Japanese Yen against the U.S. Dollar during Fiscal 2013. Excluding the effect of foreign currency, SG&A expenses increased by $98 million, or 3.4%. SG&A expenses as a percentage of net revenues increased to 42.8% in Fiscal 2013 from 42.5% in Fiscal 2012. The 30 basis point increase was primarily due to an increase in operating expenses attributable to the growth in our retail businesses (which typically carry higher operating expense margins), our new business initiatives, and our repositioning efforts in the Asia-Pacific region, partially offset by our operating leverage on higher net revenues.

The $55 million net increase in SG&A expenses by functional category is as follows:

Fiscal 2013 Compared to Fiscal 2012
(millions)
SG&A expense category:
Compensation-related expenses(a)	$26
Selling expenses	7
Depreciation expense	7
Shipping, warehousing, and distribution expenses	6
Rent and occupancy-related expenses	5
Marketing, advertising, and promotional expenses	4
Total change in SG&A expenses	$55

(a)	Primarily related to increased salaries to support retail growth and higher stock-based compensation expenses.
Amortization of Intangible Assets.    Amortization of intangible assets decreased by $2 million, or 7.3%, to $27 million in Fiscal 2013 from $29 million in Fiscal 2012. This decrease reflects the absence of expense in Fiscal 2013 related to certain customer relationship intangible assets that were fully amortized as of the end of Fiscal 2012.
Impairments of Assets.   Asset impairment charges increased by $17 million to $19 million in Fiscal 2013 from $2 million in Fiscal 2012. The non-cash impairment charges of $19 million recognized in Fiscal 2013 included charges of $11 million to write-off certain Rugby brand-related long-lived assets in connection with the Rugby Closure Plan and charges of $8 million to reduce the carrying values of long-lived assets of certain underperforming European stores to their fair values, as well as to write-off the fixed assets of certain wholesale locations in Europe that were expected to close. During Fiscal 2012, we recorded non-cash impairment charges of $2 million, primarily to reduce the carrying value of the long-lived assets of certain underperforming European retail stores to their estimated fair values. See Note 11 to the accompanying audited consolidated financial statements for further discussion.
Restructuring and Other Charges.   Restructuring and other charges were $12 million in each of Fiscal 2013 and Fiscal 2012. Net restructuring charges of $12 million recorded in Fiscal 2013 included $7 million of severance and lease termination costs associated with the Rugby Closure Plan and $5 million of other net restructuring charges, which primarily related to the suspension of the Company's operations in Argentina, severance and lease termination costs associated with our European operations, and other severance-related costs primarily within our corporate operations, partially offset by reversals of reserves deemed no longer necessary in connection with our Fiscal 2012 restructuring plan in the Asia-Pacific region. Net restructuring charges of $12 million recorded during Fiscal 2012 primarily related to employee termination costs and costs associated with the closure of certain retail stores and concession shops in connection with our restructuring plan in the Asia-Pacific region, as well as severance related to the planned discontinuance of the majority of the products sold under the American Living brand at JCPenney. See Note 12 to the accompanying audited consolidated financial statements for further discussion.
Operating Income.    Operating income increased by $88 million, or 8.4%, to $1.127 billion in Fiscal 2013 from $1.039 billion in Fiscal 2012. Operating income as a percentage of net revenues increased 100 basis points, to 16.2% in Fiscal 2013 from 15.2% in Fiscal 2012. The increase in operating income as a percentage of net revenues primarily reflects the improvement in gross profit margin, partially offset by higher SG&A expenses and impairment charges as a percentage of revenue, as previously discussed.

Operating income and margin for our three business segments, which have been recast to reflect the fourth quarter Fiscal 2014 change in segment measurement, are as follows:

	Fiscal Years Ended				$ Change	Margin Change
	March 30, 2013		March 31, 2012
	Operating Income	Operating Margin	Operating Income	Operating Margin
	(millions)		(millions)		(millions)
Segment:
Wholesale	$903	28.7%	$835	25.7%	$68	300 bps
Retail	615	17.0%	553	16.1%	62	90 bps
Licensing	152	83.6%	149	82.6%	3	100 bps
	1,670		1,537		133
Unallocated corporate expenses	(531)		(486)		(45)
Unallocated restructuring and other charges, net	(12)		(12)		—
Total operating income	$1,127	16.2%	$1,039	15.2%	$88	100 bps
Wholesale operating margin increased by 300 basis points, primarily due to increased global gross margins, reflecting lower sourcing costs compared to higher cost benchmarks in the prior year period and a favorable product mix across most of our global wholesale businesses.
Retail operating margin increased by 90 basis points, including an unfavorable impact of 20 basis points related to asset impairment charges associated with the Rugby Closure Plan. The increase in the Retail operating margin was primarily due to improved operating leverage of SG&A expenses, including rent and occupancy and compensation-related costs, on higher retail revenues. This increase was partially offset by the lower gross profit margin, primarily reflecting elevated promotional activity across certain of our North American retail businesses.
Licensing operating margin increased by 100 basis points, primarily due to reduced operating expenses reflecting the discontinuance of certain licensing arrangements, as well as slightly higher licensing revenues.
Unallocated corporate expenses increased by $45 million, primarily due to increased compensation-related costs, including stock-based compensation, higher advertising, marketing, and promotional costs, and higher rent and occupancy related expenses.
Unallocated restructuring and other charges were $12 million in each of Fiscal 2013 and Fiscal 2012. See Notes 12 and 22 to the accompanying audited consolidated financial statements for further discussion of the related charges.
Foreign Currency Losses.    The effect of foreign currency exchange rate fluctuations resulted in losses of $12 million in Fiscal 2013, compared to losses of $2 million in Fiscal 2012. The higher foreign currency losses were primarily attributable to the weakening of the Euro during Fiscal 2013, and were primarily related to the settlement of foreign currency-denominated third-party and intercompany receivables and payables.
Interest Expense.    Interest expense decreased by $2 million, or 9.8%, to $22 million in Fiscal 2013 from $24 million in Fiscal 2012. The decrease in interest expense was primarily due to favorable foreign currency effects related to the weakening of the Euro during Fiscal 2013, which reduced interest expense related to our Euro Debt (as defined below). The decline in interest expense was also attributable to the absence of interest incurred on Fiscal 2012 borrowings under our Global Credit Facility (as defined in Note 14 to the accompanying audited consolidated financial statements).
Interest and Other Income, net.    Interest and other income, net decreased by $5 million, or 48.2%, to $6 million in Fiscal 2013 from $11 million in Fiscal 2012. The decline was principally due to lower rates of interest and lower investment balances within our European investment portfolio, as well as the absence of pretax income of approximately $1 million recorded in Fiscal 2012 in connection with the change in fiscal year of our Japanese subsidiary to conform to our consolidated fiscal year basis.
Equity in Losses of Equity-Method Investees.    The equity in losses of equity-method investees of $10 million and $9 million in Fiscal 2013 and Fiscal 2012, respectively, is related to our share of losses from the RL Watch Company.

Provision for Income Taxes.    The provision for income taxes increased by $5 million, or 1.6%, to $339 million in Fiscal 2013 from $334 million in Fiscal 2012. The increase in our provision for income taxes was primarily due to an increase in the overall level of our pretax income, largely offset by a decrease in our effective tax rate of 180 basis points, to 31.1% in Fiscal 2013 from 32.9% in Fiscal 2012. Our lower effective tax rate was primarily due to a greater proportion of earnings generated in lower-taxed jurisdictions, as well as tax reserve reductions associated with the conclusion of a tax examination and other net favorable discrete tax items, partially offset by the inclusion of a reserve for an interest assessment on a prior year withholding tax.
Net Income.    Net income increased by $69 million, or 10.1%, to $750 million in Fiscal 2013 from $681 million in Fiscal 2012. The higher net income was primarily driven by the $88 million increase in operating income, partially offset by higher foreign currency losses of $10 million and the increase in our provision for income taxes of $5 million, as previously discussed. Fiscal 2013 results were negatively impacted by $19 million of pretax charges related to asset impairments and restructuring in connection with the Rugby Closure Plan, which had an after-tax effect of reducing net income by $12 million.
Net Income per Diluted Share.    Net income per diluted share increased by $0.87, or 12.2%, to $8.00 per share in Fiscal 2013 from $7.13 per share in Fiscal 2012. The increase was due to the higher level of net income, as previously discussed, and lower weighted-average diluted shares outstanding during Fiscal 2013, primarily driven by our share repurchases over the last twelve months. Fiscal 2013 results were negatively impacted by $19 million of pretax charges related to asset impairments and restructurings in connection with the Rugby Closure Plan, which had an after-tax effect of reducing net income per diluted share by $0.13.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of March 29, 2014 and March 30, 2013.

	March 29, 2014	March 30, 2013	$ Change
	(millions)
Cash and cash equivalents	$797	$974	$(177)
Short-term investments	488	325	163
Non-current investments	2	81	(79)
Current portion of long-term debt(a)	—	(267)	267
Long-term debt	(300)	—	(300)
Net cash and investments(b)	$987	$1,113	$(126)
Equity	$4,034	$3,785	$249

(a)	Represents our Euro Debt, which was repaid upon maturity on October 4, 2013.

(b)	"Net cash and investments" is defined as cash and cash equivalents, plus short-term and non-current investments, less total debt.
The decline in our net cash and investments position at March 29, 2014 as compared to March 30, 2013 was primarily due to our use of cash to support our Class A common stock repurchases of $558 million, to invest in our business through $390 million in capital expenditures, and to make cash dividend payments of $149 million during Fiscal 2014, partially offset by our operating cash flows of $907 million and proceeds from stock-based compensation arrangements of $86 million.
The increase in equity was primarily attributable to our net income and the impact of stock-based compensation arrangements, largely offset by our share repurchase activity and dividends declared during Fiscal 2014.

Cash Flows
Fiscal 2014 Compared to Fiscal 2013

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	$ Change
	(millions)
Net cash provided by operating activities	$907	$1,019	$(112)
Net cash used in investing activities	(488)	(113)	(375)
Net cash used in financing activities	(599)	(595)	(4)
Effect of exchange rate changes on cash and cash equivalents	3	(9)	12
Net increase (decrease) in cash and cash equivalents	$(177)	$302	$(479)
Net Cash Provided by Operating Activities.    Net cash provided by operating activities decreased to $907 million during Fiscal 2014, from $1.019 billion during Fiscal 2013. The net decrease in cash provided by operating activities was primarily due to the net unfavorable change related to our working capital, including:

•	an increase associated with the changes in our accounts receivable balance, resulting from higher revenues at the end of Fiscal 2014 and the timing of cash collections; and

•	an increase in prepaid expenses and other current assets, primarily attributable to an increase in non-income tax receivables related to our foreign operations and the timing of related payments.
These declines in cash from operating activities were partially offset by:

•	increases related to accounts payable and accrued liabilities and income taxes, primarily due to the timing of the related payments.
Net Cash Used in Investing Activities.    Net cash used in investing activities was $488 million during Fiscal 2014, as compared to $113 million during Fiscal 2013. The $375 million net increase in cash used in investing activities was primarily driven by:

•
a $238 million increase in cash used to purchase investments, less proceeds from sales and maturities of investments. During Fiscal 2014, we made net investment purchases of $56 million, as compared to net investment sales of $182 million during Fiscal 2013;

•
a $114 million increase in cash used for capital expenditures. During Fiscal 2014, we spent $390 million on capital expenditures, as compared to $276 million during Fiscal 2013. Our capital expenditures were primarily associated with global retail store expansion, department store renovations, the purchase and expansion of a distribution facility in High Point, North Carolina, and enhancements to our global information technology systems, including the continued implementation of our new global operating and financial reporting information technology system, SAP. In Fiscal 2015, we expect to spend between $400 million and $500 million in capital expenditures, primarily to support our global retail store expansion, including the opening of our first Polo flagship store in New York City, the introduction of the Polo store concept around the world, new store openings in Asia, including the opening of our first flagship store in Hong Kong, and the expansion of the Chaps brand. Our capital expenditures will also be focused on department store renovations, the continued implementation of SAP and other systems, and further development of our infrastructure, including investment in a new global e-commerce platform; and

•
an $18 million increase in cash used to fund our acquisitions and ventures. During Fiscal 2014, we used $40 million of cash to fund our acquisitions and ventures, including $18 million to fund the Chaps Menswear License Acquisition, $15 million to fund the Australia and New Zealand Licensed Operations Acquisition, as well as amounts to support the continued funding of our joint venture, the RL Watch Company. During Fiscal 2013, we used $22 million of cash, primarily in connection with our acquisition of the previously licensed business in Latin America, and to fund the operations of the RL Watch Company.

Net Cash Used in Financing Activities.    Net cash used in financing activities was $599 million during Fiscal 2014, as compared to $595 million during Fiscal 2013. The net increase in cash used in financing activities was primarily driven by:

•
a $21 million increase in cash used to pay dividends. During Fiscal 2014, we used $149 million to pay dividends, as compared to $128 million during Fiscal 2013, primarily due to the increase in the quarterly cash dividend from $0.40 per share to $0.45 per share, effective in November 2013; and

•
an $11 million increase in cash used to repurchase shares of our Class A common stock. During Fiscal 2014, we used $498 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $60 million in shares of Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our 1997 Long-Term Stock Incentive Plan, as amended (the "1997 Incentive Plan") and our 2010 Long-Term Stock Incentive Plan, as amended (the "2010 Incentive Plan"). On a comparative basis, during Fiscal 2013, we used $450 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $47 million in shares of Class A common stock were surrendered or withheld for taxes. In addition, during Fiscal 2013, we made a $50 million payment in connection with our prepaid share repurchase program.

These increases in cash used in financing activities were partially offset by:

•
$31 million in proceeds from the issuance of long-term debt, net of repayments. During Fiscal 2014, we received $300 million in proceeds from our issuance of 2.125% unsecured Senior Notes in September 2013. A portion of these proceeds was used to repay the $269 million principal amount outstanding of the 4.5% Euro-denominated notes upon their maturity on October 4, 2013.

Fiscal 2013 Compared to Fiscal 2012

	Fiscal Years Ended
	March 30, 2013	March 31, 2012	$ Change
	(millions)
Net cash provided by operating activities	$1,019	$885	$134
Net cash used in investing activities	(113)	(249)	136
Net cash used in financing activities	(595)	(408)	(187)
Effect of exchange rate changes on cash and cash equivalents	(9)	(9)	—
Net increase in cash and cash equivalents	$302	$219	$83
Net Cash Provided by Operating Activities.    Net cash provided by operating activities increased to $1.019 billion during Fiscal 2013, as compared to $885 million during Fiscal 2012. This net increase in cash provided by operating activities was primarily driven by:

•	an increase in net income before depreciation and amortization, stock-based compensation, impairment charges, and other non-cash items; and

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

Net Cash Used in Investing Activities.    Net cash used in investing activities decreased to $113 million during Fiscal 2013, as compared to $249 million during Fiscal 2012. The net decrease in cash used in investing activities was primarily driven by:

•
an increase in proceeds from sales and maturities of investments, less cash used to purchase investments. During Fiscal 2013, we received net proceeds of $182 million on our investments, as compared to net proceeds of $34 million in Fiscal 2012.

The above increase in cash was partially offset by:

•
a $10 million increase in net cash used to fund our acquisitions and ventures. In Fiscal 2013, we used $22 million of cash to fund the acquisitions of certain previously licensed businesses and to provide continued funding to our joint venture, the RL Watch Company. In Fiscal 2012, we used $12 million, primarily to fund the RL Watch Company's operations; and

•
an increase in cash used for capital expenditures. In Fiscal 2013, we spent $276 million for capital expenditures, as compared to $272 million in Fiscal 2012. Our capital expenditures were primarily associated with global retail store expansion and construction, our renovation of department store shop-within-shops, investments in our facilities, and enhancements to our global information technology systems.

Net Cash Used in Financing Activities.    Net cash used in financing activities was $595 million during Fiscal 2013, as compared to $408 million during Fiscal 2012. The net increase in cash used in financing activities was primarily driven by:

•
an increase in cash used in connection with repurchases of our Class A common stock. During Fiscal 2013, we repurchased 3.0 million shares of Class A common stock at a cost of $450 million pursuant to our common stock repurchase program, and 0.4 million shares of Class A common stock at a cost of $47 million were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our 1997 Incentive Plan and our 2010 Incentive Plan. In addition, during Fiscal 2013, we made a $50 million payment in connection with our prepaid share repurchase program. On a comparative basis, during Fiscal 2012, 3.2 million shares of Class A common stock at a cost of $395 million were repurchased pursuant to our common stock repurchase program, and 0.2 million shares of Class A common stock at a cost of $24 million were withheld in satisfaction of withholding taxes in connection with the vesting of awards under our 1997 Incentive Plan and our 2010 Incentive Plan;

•	an increase in cash used to pay dividends. During Fiscal 2013, we used $128 million to pay dividends, as compared to $74 million during Fiscal 2012; and

•	a decrease in cash received from stock option exercises. In Fiscal 2013, we received $49 million from the exercise of employee stock options, as compared to $61 million in Fiscal 2012.
Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, $500 million of availability under our Global Credit Facility (as defined below), the availability under our Pan-Asia Credit Facilities (as defined below), our available cash and cash equivalents and short-term investments, and our other available financing options. Most of our cash and short-term investments are held outside the U.S. in jurisdictions where we intend to permanently reinvest any undistributed earnings to support our continued growth. However, we are not dependent on foreign cash to fund our domestic operations and do not expect to repatriate these balances to meet our domestic cash needs. Our sources of liquidity are used to fund our ongoing cash requirements, including working capital requirements, global retail store and e-commerce development and expansion, construction and renovation of shop-within-shops, investment in infrastructure, including technology, acquisitions, joint ventures, payment of dividends, debt repayments, common stock repurchases, settlement of contingent liabilities (including uncertain tax positions), and other corporate activities. We believe that our existing sources of cash, as well as our ability to access capital markets, will be sufficient to support our operating, capital, and debt service requirements for the foreseeable future, the ongoing development of our businesses, and our plans for further business expansion.
As discussed in the "Debt and Covenant Compliance" section below, we had no revolving credit facility borrowings outstanding under our Global Credit Facility or our Pan-Asia Credit Facilities as of March 29, 2014. We may elect to draw on our credit facilities or other potential sources of financing for, among other things, a material acquisition, settlement of a material contingency (including uncertain tax positions), or a material adverse business or macroeconomic development, as well as for other general corporate business purposes.

We believe that our Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of March 29, 2014, there were ten financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 16%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Global Credit Facility and the Pan-Asia Credit Facilities in the event of our election to draw funds in the foreseeable future.
Common Stock Repurchase Program
A summary of our repurchases of Class A common stock under our common stock repurchase program is presented below:

	Fiscal Years Ended
	March 29, 2014		March 30, 2013	March 31, 2012
	(in millions)
Cost of shares repurchased	$548	(a)	$450	$395
Number of shares repurchased	3.2	(a)	3.0	3.2

(a)
Includes a $50 million prepayment made in March 2013 under our share repurchase program with a third-party financial institution, in exchange for the right to receive shares of our Class A common stock at the conclusion of the 93-day repurchase term. The $50 million prepayment was recorded as a reduction to additional paid-in capital in our consolidated balance sheet as of March 30, 2013. The related 0.3 million shares were delivered to us during Fiscal 2014, based on the volume-weighted average market price of our Class A common stock over the 93-day repurchase term, less a discount.

As of March 29, 2014, the remaining availability under our Class A common stock repurchase program was approximately $580 million, reflecting the February 4, 2014 approval by our Board of Directors to expand the program by up to an additional $500 million of Class A common stock repurchases. Repurchases of shares of Class A common stock are subject to overall business and market conditions.
In addition, during Fiscal 2014, Fiscal 2013, and Fiscal 2012, 0.4 million, 0.4 million, and 0.2 million shares of Class A common stock, respectively, at a cost of $60 million, $47 million, and $24 million, respectively, were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our 1997 Incentive Plan and our 2010 Incentive Plan.
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.
Dividends
Since 2003, we have maintained a regular quarterly cash dividend program on our common stock. On May 21, 2012, our Board of Directors approved an increase in the quarterly cash dividend on our common stock from $0.20 per share to $0.40 per share. On November 5, 2013, our Board of Directors approved a further increase to the quarterly cash dividend on our common stock from $0.40 to $0.45 per share. Dividends paid amounted to $149 million, $128 million, and $74 million in Fiscal 2014, Fiscal 2013, and Fiscal 2012, respectively.
We intend to continue to pay regular quarterly dividends on our outstanding common stock. However, any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, and other factors that the Board of Directors may deem relevant.
Debt and Covenant Compliance
Senior Notes
In September 2013, we completed a registered public debt offering and issued $300 million aggregate principal amount of Senior Notes due September 26, 2018 at a price equal to 99.896% of their principal amount. The Senior Notes bear interest at a fixed rate of 2.125%, payable semi-annually. The proceeds from this offering were used for general corporate purposes, including the repayment of our €209 million principal amount outstanding of 4.5% Euro-denominated notes (the "Euro Debt"), which matured on October 4, 2013.

The Indenture governing the Senior Notes (the "Indenture") contains certain covenants that restrict our ability, subject to specified exceptions, to incur certain liens; enter into sale and leaseback transactions; consolidate or merge with another party; or sell, lease, or convey all or substantially all of our property or assets to another party. However, the Indenture does not contain any financial covenants.
Revolving Credit Facilities
Global Credit Facility
We have a credit facility that provides for a $500 million senior unsecured revolving line of credit through March 2016, which may also be used to support the issuance of letters of credit and the initiation and maintenance of a commercial paper program (the "Global Credit Facility"). Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and other currencies, including Euros, Hong Kong Dollars, and Japanese Yen. We have the ability to expand our borrowing availability under the Global Credit Facility to $750 million, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. As of March 29, 2014, there were no borrowings outstanding under the Global Credit Facility and we were contingently liable for $8 million of outstanding letters of credit.
The Global Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make certain investments. The Global Credit Facility also requires us to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the "leverage ratio") of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus eight times consolidated rent expense for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, and (iv) consolidated rent expense. As of March 29, 2014, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company's Global Credit Facility.
Upon the occurrence of an Event of Default under the Global Credit Facility, the lenders may cease making loans, terminate the Global Credit Facility, and declare all amounts outstanding to be immediately due and payable. The Global Credit Facility specifies a number of events of default (many of which are subject to applicable grace periods), including, among others, the failure to make timely principal, interest, and fee payments or to satisfy the covenants, including the financial covenant described above. Additionally, the Global Credit Facility provides that an Event of Default will occur if Mr. Ralph Lauren, our Chairman of the Board and Chief Executive Officer, and entities controlled by the Lauren family fail to maintain a specified minimum percentage of the voting power of our common stock.
Pan-Asia Credit Facilities
Certain of our subsidiaries in Asia have uncommitted credit facilities with regional branches of JPMorgan Chase (the "Banks") in China, Malaysia, South Korea, and Taiwan (the "Pan-Asia Credit Facilities"). These credit facilities are subject to annual renewal and may be used to fund general working capital and corporate needs of our operations in the respective regions. Our subsidiaries' borrowings under the Pan-Asia Credit Facilities are guaranteed by the parent company. The Pan-Asia Credit Facilities do not contain any financial covenants. As of March 29, 2014, the Pan-Asia Credit Facilities provided for revolving lines of credit of up to $33 million, granted at the sole discretion of the Banks, subject to availability of the Banks' funds and satisfaction of certain regulatory requirements. As of March 29, 2014, there were no borrowings outstanding under any of the Pan-Asia Credit Facilities.
See Note 14 to the accompanying audited consolidated financial statements for additional information relating to our credit facilities.

Contractual and Other Obligations
Firm Commitments
The following table summarizes certain of our aggregate contractual obligations as of March 29, 2014, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flows in future periods. We expect to fund these firm commitments with operating cash flows generated in the normal course of business and, if necessary, through availability under our credit facilities or other accessible sources of financing.

	Fiscal 2015	Fiscal 2016-2017	Fiscal 2018-2019	Fiscal 2020 and Thereafter	Total
	(millions)
Senior Notes	$—	$—	$300	$—	$300
Interest payments on Senior Notes	6	13	10	—	29
Capital leases	24	48	46	98	216
Operating leases	336	605	518	927	2,386
Inventory purchase commitments	1,106	—	—	—	1,106
Other commitments	81	58	43	55	237
Total	$1,553	$724	$917	$1,080	$4,274
The following is a description of our material, firmly committed obligations as of March 29, 2014:

•
Senior Notes represents the principal amount of our outstanding unsecured senior notes due September 26, 2018. Amount does not include any fair value adjustments, call premiums, or interest payments (see below);

•	Interest payments on Senior Notes represent the semi-annual contractual interest payments due on our Senior Notes, which bear interest at a fixed annual rate of 2.125%;

•
Lease obligations represent the minimum lease rental payments due under noncancelable leases for our real estate and operating equipment in various locations around the world. In addition to such amounts, we are normally required to pay taxes, insurance, and occupancy costs relating to our leased real estate properties, which are not included in the table above. Approximately 70% of these lease obligations relate to our retail operations. Information has been presented separately for operating and capital leases. In Fiscal 2014, we entered into a build-to-suit lease agreement for a new Polo flagship store on Fifth Avenue in New York City. The total commitment related to this lease is $235 million, comprised of a $74 million operating lease obligation related to the land portion of the lease (included in the operating lease obligations above) and a $161 million obligation related to the building portion of the lease (included in the capital lease obligations above);

•	Inventory purchase commitments represent our legally-binding agreements to purchase fixed or minimum quantities of goods at determinable prices; and

•
Other commitments primarily represent our legally-binding obligations under sponsorship, licensing, and other marketing and advertising agreements; distribution-related agreements; information technology-related service agreements; and pension-related obligations.

Excluded from the above contractual obligations table is the non-current liability for unrecognized tax benefits of $132 million as of March 29, 2014, as we cannot make a reliable estimate of the period in which the liability will be settled, if ever. The above table also excludes the following: (i) amounts recorded in current liabilities in our consolidated balance sheet as of March 29, 2014, which will be paid within one year; and (ii) non-current liabilities that have no cash outflows associated with them (e.g., deferred revenue), or the cash outflows associated with them are uncertain or do not represent a "purchase obligation" as the term is used herein (e.g., deferred taxes and other miscellaneous items).
We also have certain contractual arrangements that would require us to make payments if certain events or circumstances occur. See Note 17 to the accompanying audited consolidated financial statements for a description of our contingent commitments not included in the above table.

Off-Balance Sheet Arrangements
In addition to the commitments included in the above table, our other off-balance sheet firm commitments relating to our outstanding letters of credit amounted to approximately $9 million as of March 29, 2014. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships with unconsolidated entities that would be expected to have a material current or future effect on our consolidated financial statements.
MARKET RISK MANAGEMENT
As discussed in Note 16 to the accompanying audited consolidated financial statements, we are exposed to a variety of risks, including changes in foreign currency exchange rates relating to certain anticipated cash flows from our international operations and possible declines in the value of reported net assets of certain of our foreign operations, as well as changes in the fair value of our fixed-rate debt relating to changes in interest rates. Consequently, at times, in the normal course of business, we employ established policies and procedures, including the use of derivative financial instruments, to manage such risks. We do not enter into derivative transactions for speculative or trading purposes.
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our derivative contracts will fail to meet their contractual obligations. To mitigate such counterparty credit risk, we have a policy of only entering into contracts with carefully selected financial institutions based upon evaluation of their credit ratings and other financial factors. Our established policies and procedures for mitigating credit risk from derivative transactions include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties when possible to mitigate credit risk associated with our derivative instruments. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of March 29, 2014. However, we do have in aggregate approximately $7 million of derivative instruments in net asset positions with two creditworthy financial institutions.
Foreign Currency Risk Management
We manage our exposure to changes in foreign currency exchange rates through the use of forward foreign currency exchange contracts. Refer to Note 16 to the accompanying audited consolidated financial statements for a summary of the notional amounts and fair values of our forward foreign currency exchange contracts outstanding as of March 29, 2014.
Forward Foreign Currency Exchange Contracts
We enter into forward foreign currency exchange derivative contracts as hedges to reduce our risk related to exchange rate fluctuations on inventory purchases, intercompany royalty payments made by certain of our international operations, intercompany contributions made to fund certain marketing efforts of our international operations, and other foreign currency-denominated operational cash flows. As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily to changes in the value of the Euro, the Japanese Yen, the Hong Kong Dollar, the South Korean Won, and the Australian Dollar, we generally hedge a portion of our foreign currency exposures anticipated over a two-year period. In doing so, we use forward foreign currency exchange contracts that generally have maturities of three months to two years to provide continuing coverage throughout the hedging period.
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
We record our forward foreign currency exchange contracts at fair value in our consolidated balance sheets. To the extent forward foreign currency exchange contracts designated as cash flow hedges at hedge inception are highly effective in offsetting changes in the value of the hedged item, the related gains or losses are initially deferred in equity as a component of accumulated other comprehensive income ("AOCI") and are subsequently recognized in our consolidated statements of income as follows:

•	Forecasted Inventory Purchases — Recognized as part of the cost of the inventory being hedged within cost of goods sold when the related inventory is sold to a third party.

58

•
Intercompany Royalty Payments and Marketing Contributions — Recognized within foreign currency gains (losses) in the period in which the related royalties or marketing contributions being hedged are received or paid.

We recognized net gains on forward foreign currency exchange contracts in earnings of approximately $30 million and $32 million during Fiscal 2014 and Fiscal 2013, respectively, and net losses of approximately $4 million during Fiscal 2012.
Sensitivity
We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our forward foreign currency exchange contracts. To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of March 29, 2014, a 10% appreciation or depreciation of the U.S. Dollar against the exchange rates for foreign currencies under contract would result in a net increase or decrease, respectively, in the fair value of our derivative portfolio of approximately $52 million. As our outstanding forward foreign currency exchange contracts are primarily designated as cash flow hedges of forecasted transactions, this hypothetical net change in fair value would be largely offset by the net change in the fair values of the underlying hedged items.
Interest Rate Risk Management
Sensitivity
As of March 29, 2014, we had no variable-rate debt outstanding. As such, our exposure to changes in interest rates primarily relates to a change in the fair value of our fixed-rate Senior Notes. As of March 29, 2014, both the carrying value and the fair value of our Senior Notes was $300 million. A 25 basis point increase or decrease in the level of interest rates would decrease or increase, respectively, the fair value of our Senior Notes by approximately $3 million. Such potential increases or decreases in the fair value of our debt would only be relevant if we were to retire all or a portion of the debt prior to its maturity, and are based on certain simplifying assumptions, including an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.
Investment Risk Management
As of March 29, 2014, we had cash and cash equivalents on-hand of $797 million, primarily on deposit in interest bearing accounts and invested in money market funds and time deposits with original maturities of 90 days or less. Our other significant investments included $488 million of short-term investments, primarily in time deposits with original maturities greater than 90 days, and $46 million of restricted cash placed in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters.
We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions. Our investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in our investment policy. See Note 16 to the accompanying audited consolidated financial statements for further detail of the composition of our investment portfolio as of March 29, 2014.
We evaluate investments held in unrealized loss positions for other-than-temporary impairment on a quarterly basis. This evaluation involves a variety of considerations, including assessments of risks and uncertainties associated with general economic conditions and distinct conditions affecting specific issuers. We consider the following factors: (i) the length of time and the extent to which the fair value has been below cost, (ii) the financial condition, credit worthiness, and near-term prospects of the issuer, (iii) the length of time to maturity, (iv) future economic conditions and market forecasts, (v) our intent and ability to retain our investment for a period of time sufficient to allow for recovery of market value, and (vi) an assessment of whether it is more likely than not that we will be required to sell our investment before recovery of market value. No significant realized or unrealized gains or losses on available-for-sale investments or other-than-temporary impairment charges were recorded in any of the fiscal years presented.
CRITICAL ACCOUNTING POLICIES
An accounting policy is considered to be critical if it is important to our results of operations, financial condition, and cash flows, and requires significant judgment and estimates on the part of management in its application. Our estimates are often based on complex judgments, assessments of probability, and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same set of facts and circumstances, could develop and support a range of alternative estimated amounts. We believe that the following list represents our critical accounting policies. For a discussion of all of our significant accounting policies, see Note 3 to the accompanying audited consolidated financial statements.
Sales Reserves and Uncollectible Accounts
A significant area of judgment affecting reported revenue and net income involves estimating sales reserves, which represent the portion of gross revenues not expected to be realized. In particular, wholesale revenue is reduced by estimates of returns, discounts, end-of-season markdowns, and operational chargebacks. Retail revenue, including e-commerce sales, is also reduced by an estimate of returns.
In determining estimates of returns, discounts, end-of-season markdowns, and operational chargebacks, we analyze historical trends, seasonal results, current economic and market conditions, and retailer performance. We review and refine these estimates on a quarterly basis. Our historical estimates of these costs have not differed materially from actual results. A hypothetical 1% increase in our reserves for returns, discounts, end-of-season markdowns, and operational chargebacks as of March 29, 2014 would have decreased our Fiscal 2014 net revenues by approximately $3 million.
Similarly, we evaluate accounts receivable to determine if they will ultimately be collected. Significant judgments and estimates are involved in this evaluation, including an analysis of specific risks on a customer-by-customer basis for larger accounts and customers, and a receivables aging analysis that determines the percentage of receivables that has historically been uncollected by aged category. Based on this information, we provide a reserve for the estimated amounts believed to be uncollectible. Although we believe that we have adequately provided for those risks as part of our bad debt reserve, a severe and prolonged adverse impact on our major customers' business operations could have a corresponding material adverse effect on our net sales, cash flows, and/or financial condition.
See "Accounts Receivable" in Note 3 to the accompanying audited consolidated financial statements for an analysis of the activity in our sales reserves and allowance for doubtful accounts for each of the three fiscal years presented.
Inventories
We hold inventory that is sold through wholesale distribution channels to major department stores and specialty retail stores, including our own retail stores. We also hold retail inventory that is sold in our own stores and e-commerce sites directly to consumers. Wholesale and retail inventories are stated at the lower of cost or estimated net realizable value, with cost primarily determined on a weighted-average basis.
We continuously evaluate the composition of our inventories, assessing slow-turning product and fashion product. Estimated net realizable value of inventory is determined based on an analysis of historical sales trends of our individual product lines, the impact of market trends and economic conditions, and a forecast of future demand, giving consideration to the value of current orders in-house relating to future sales of inventory, as well as plans to sell inventory through our factory stores. Estimates may differ from actual results due to the quantity, quality, and mix of products in inventory, consumer and retailer preferences, and market conditions. Reserves for inventory shrinkage, representing the risk of physical loss of inventory, are estimated based on historical experience and are adjusted based upon physical inventory counts. Our historical estimates of these costs and the provisions have not differed materially from actual results.
A hypothetical 1% increase in the level of our inventory reserves as of March 29, 2014 would have decreased our Fiscal 2014 gross profit by approximately $1 million.
Business Combinations
In connection with our business combinations, we are required to record all of the assets and liabilities of the acquired business at their acquisition date fair value; recognize contingent consideration at fair value on the acquisition date; and, for certain arrangements, recognize changes in fair value in earnings until settlement. These fair value determinations require our judgment and may involve the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items. We may utilize independent valuation firms to assist in making these fair value determinations.
In addition, in connection with our business acquisitions, we evaluate the terms of any pre-existing relationships to determine whether a gain or loss on settlement of the pre-existing relationship exists. These pre-existing relationships primarily relate to licensing agreements. If the terms of the pre-existing relationships were determined to not be reflective of market, a settlement gain or loss would be recognized in earnings, measured by the amount by which the contract is favorable or unfavorable to us when compared with pricing for current market transactions for the same or similar items. We allocate the aggregate consideration exchanged in these transactions between the value of the business acquired and the value of the settlement of any pre-existing relationships in proportion to estimates of their respective fair values. Accordingly, significant judgment is required to determine the respective fair values of the business acquired and the value of the settlement of the pre-existing relationship. We may utilize independent valuation firms to assist in the determination of fair value.
See Note 5 to the accompanying audited consolidated financial statements for detailed disclosures related to our acquisitions.
Fair Value Measurements
We use judgment when evaluating the inputs used to measure the fair value of a particular asset or liability, notably the extent to which the inputs are market-based (observable) or internally-derived (unobservable). See Note 15 to the accompanying audited consolidated financial statements for further discussion of our fair value measurements.
The fair values of derivative assets and liabilities are determined using a pricing model, which is primarily based on market observable external inputs, including forward and spot currency exchange rates, and considers the impact of our own credit risk, if any. Changes in counterparty credit risk are also considered in the valuation of derivative financial instruments. Refer to "Market Risk Management" for a discussion of the sensitivity of our derivative financial instruments' fair values to changes in foreign currency exchange rates.
Our Senior Notes are recorded at carrying value in our consolidated balance sheets, adjusted for any unamortized discount, and may differ from its fair value. The fair value of our Senior Notes is estimated based on external pricing data, including available quoted market prices of the Senior Notes and of comparable debt instruments with similar interest rates, credit ratings, and trading frequency, among other factors. Refer to "Market Risk Management" for a discussion of the sensitivity of our Senior Notes' fair value to changes in interest rates.
Impairment of Goodwill and Other Intangible Assets
Goodwill and certain other intangible assets deemed to have indefinite useful lives, are not amortized. Rather, goodwill and indefinite-lived intangible assets are assessed for impairment at least annually. Finite-lived intangible assets are amortized over their respective estimated useful lives and, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their carrying amounts may not be fully recoverable.
We perform our annual goodwill impairment assessment using a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Performance of the qualitative assessment requires judgment in identifying and considering the significance of relevant key factors, events, and circumstances that affect the fair values of our reporting units. This requires consideration and assessment of external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as our actual and planned financial performance. We also give consideration to the difference between each reporting unit's fair value and carrying value as of the most recent date a fair value measurement was performed. If the results of the qualitative assessment conclude that it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, additional quantitative impairment testing is performed.
The quantitative goodwill impairment test, if necessary, is a two-step process. The first step is to identify the existence of potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying value), including goodwill. If the fair value of a reporting unit exceeds its carrying value, the reporting unit's goodwill is considered not to be impaired and performance of the second step of the quantitative goodwill impairment test is unnecessary. However, if the carrying value of a reporting unit exceeds its fair value, the second step of the quantitative goodwill impairment test is performed to measure the amount of impairment loss to be recorded, if any. The second step of the quantitative goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined using the same approach as employed when determining the amount of goodwill that would be recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value was the purchase price paid to acquire the reporting unit.
Determining the fair value of a reporting unit under the first step of the quantitative goodwill impairment test and determining the fair values of individual assets and liabilities of a reporting unit (including any unrecognized intangible assets) under the second step of the quantitative goodwill impairment test requires judgment and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used when determining the fair values of other indefinite-lived intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge. To assist management in the process of determining any potential goodwill impairment, we may review and consider appraisals from independent valuation firms. Estimates of fair value are primarily determined using discounted cash flows, market comparisons, and recent transactions. These approaches use significant estimates and assumptions, including projected future cash flows (including timing), discount rates reflecting the risks inherent in future cash flows, perpetual growth rates, and determination of appropriate market comparables.
We performed our annual goodwill impairment assessment during the second quarter of Fiscal 2014 using the qualitative approach discussed above, and giving consideration to our most recent quantitative goodwill impairment test (the results of which indicated that the fair values of its reporting units significantly exceeded their respective carrying values). Based on the results of the qualitative impairment assessment performed as of July 1, 2013, we concluded that it is more likely than not that the fair values of our reporting units significantly exceeded their respective carrying values and there were no reporting units at risk of impairment. Additionally, no goodwill impairment charges have been recorded during any of the three fiscal years presented.
In evaluating finite-lived intangible assets for recoverability, we use our best estimate of future cash flows expected to result from the use of the asset and its eventual disposition where probable. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than its carrying value, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value.
In Fiscal 2013, we recorded aggregate impairment charges of $2 million related to the write-off of certain finite-lived and indefinite-lived intangible assets in connection with the Rugby Closure Plan. There were no other intangible asset impairment charges recorded during any of the three fiscal years presented.
Impairment of Other Long-Lived Assets
Property and equipment, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable. In evaluating long-lived assets for recoverability, we use our best estimate of future cash flows expected to result from the use of the asset and its eventual disposition, where applicable. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than its carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value, considering external market participant assumptions. Assets to be disposed of and for which there is a committed plan of disposal are reported at the lower of carrying value or fair value, less costs to sell.
In determining future cash flows, we take various factors into account, including changes in merchandising strategy, the emphasis on retail store cost controls, the effects of macroeconomic trends such as consumer spending, and the impacts of more experienced retail store managers and increased local advertising. Since the determination of future cash flows is an estimate of future performance, future impairments may arise in the event that future cash flows do not meet expectations.
During Fiscal 2014, Fiscal 2013, and Fiscal 2012, we recorded non-cash impairment charges of $1 million, $19 million (including the $2 million of previously discussed charges related to the write-off of certain intangible assets in connection with the Rugby Closure Plan), and $2 million, respectively, to reduce the net carrying value of certain long-lived assets, primarily in our Retail segment, to their estimated fair values. See Note 11 to the accompanying audited consolidated financial statements for further discussion.
Income Taxes
In determining our income tax provision for financial reporting purposes, we establish a reserve for uncertain tax positions. If we consider that a tax position is "more likely than not" of being sustained upon audit, based solely on the technical merits of the position, we recognize the tax benefit. We measure the tax benefit by determining the largest amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. These assessments can be complex and require significant judgment, and we often obtain assistance from external advisors. To the extent that our estimates change or the final tax outcome of these matters is different from the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. If the initial assessment fails to result in the recognition of a tax benefit, we regularly monitor our position and subsequently recognize the tax benefit if (i) there are changes in tax law or analogous case law that sufficiently raise the likelihood of prevailing on the technical merits of the position to more likely than not; (ii) the statute of limitations expires; or (iii) there is a completion of an audit resulting in a settlement of that tax year with the appropriate agency.

Deferred income taxes reflect the tax effect of certain net operating loss, capital loss, general business credit carryforwards, and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. Valuation allowances are established when management determines that it is "more likely than not" that some portion or all of a deferred tax asset will not be realized. Tax valuation allowances are analyzed periodically by assessing the adequacy of future expected taxable income, which typically involves the significant use of estimates. Such allowances are adjusted as events occur, or circumstances change, that warrant adjustments to those balances.
See Note 13 to the accompanying audited consolidated financial statements for further discussion of income taxes.
Contingencies
We are periodically exposed to various contingencies in the ordinary course of conducting our business, including certain litigation, alleged information system security breach matters, contractual disputes, employee relation matters, various tax or other governmental audits, and trademark and intellectual property matters and disputes. We record a liability for such contingencies to the extent that we conclude their occurrence is probable and the related losses are estimable. In addition, if it is reasonably possible that an unfavorable settlement of a contingency could exceed the established liability, we disclose the estimated impact on our liquidity, financial condition, and results of operations, if practicable. Management considers many factors in making these assessments. As the ultimate resolution of contingencies is inherently unpredictable, these assessments can involve a series of complex judgments about future events including, but not limited to, court rulings, negotiations between affected parties, and governmental actions. As a result, the accounting for loss contingencies relies heavily on management's judgment in developing the related estimates and assumptions.
Stock-Based Compensation
We expense all stock-based compensation awarded to employees and non-employee directors based on the grant date fair value of the awards over the requisite service period, adjusted for estimated forfeitures.
Stock Options
Stock options are granted to employees and non-employee directors with exercise prices equal to the fair market value of our common stock on the date of grant. We use the Black-Scholes option-pricing model to estimate the grant date fair value of stock options, which requires the use of subjective assumptions. Certain key assumptions involve estimating future uncertain events. The key factors influencing the estimation process include the expected term of the option, expected volatility of our stock price, our expected dividend yield, and the risk-free interest rate, among others. Generally, once stock option values are determined, accounting practices do not permit them to be changed, even if the estimates used are different from actual results.
Restricted Stock and Restricted Stock Units ("RSUs")
We grant restricted shares of Class A common stock and service-based RSUs to certain of our senior executives and non-employee directors. In addition, we grant performance-based RSUs to such senior executives, to other key executives, and to certain of our other employees. The fair values of restricted stock shares and RSUs are based on the fair value of our unrestricted Class A common stock, adjusted to reflect the absence of dividends for those restricted securities that are not entitled to dividend equivalents. Compensation expense for performance-based RSUs is recognized over the employees' requisite service period when attainment of the performance goals is deemed probable, which involves judgment as to achievement of certain performance metrics.
Our performance-based RSU awards with a market condition in the form of a total shareholder return ("TSR") modifier are valued based on the expected attainment of performance at the end of a three-year performance period and TSR achieved relative to the S&P 500 index over the performance period. The fair value of these awards is estimated using a Monte Carlo simulation valuation model prepared by an independent third party. This model utilizes multiple input variables that determine the probability of satisfying each market condition stipulated in the terms of the award to estimate the fair value of these awards. Compensation expense, net of forfeitures, is updated for the expected net income performance level against the related goal at the end of each reporting period.
Sensitivity
The assumptions used in calculating the grant date fair values of stock-based compensation awards represent our best estimates. In addition, judgment is required in estimating the number of stock-based awards that are expected to be forfeited. If actual results differ significantly from our estimates and assumptions, if we change the assumptions used to estimate the grant date fair value for future stock-based award grants, or if there are changes in market conditions, stock-based compensation expense and, therefore, our results of operations could be materially impacted. A hypothetical 10% change in our stock-based compensation expense would have affected our Fiscal 2014 net income by approximately $6 million.
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 4 to the accompanying audited consolidated financial statements for a description of certain recently issued or proposed accounting standards which may impact our consolidated financial statements in future reporting periods.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
For a discussion of our exposure to market risk, see "Market Risk Management" in Item 7 included elsewhere in this Annual Report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data.
See the "Index to Consolidated Financial Statements" appearing at the end of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A.	Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are the controls and other procedures of an issuer that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that material information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
We have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level, as of the fiscal year-end covered by this Annual Report on Form 10-K.
(b) Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. Generally Accepted Accounting Principles. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of the Company's assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline.
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this report based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992 Framework). Based on this evaluation, management concluded that the Company's internal controls over financial reporting were effective at the reasonable assurance level as of the fiscal year-end covered by this Annual Report on Form 10-K.
Ernst & Young LLP, the Company's independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting as included elsewhere herein.
(c) Changes in Internal Controls over Financial Reporting
Except as discussed below, there has been no change in our internal control over financial reporting during the fourth quarter of Fiscal 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Global Operating and Financial Reporting System Implementation
We are in the process of implementing a new global operating and financial reporting information technology system, SAP, as part of a multi-year plan to integrate and upgrade our systems and processes, which we began in Fiscal 2011. The implementation of this global system is scheduled to occur in phases over the next several years. During the fourth quarter of Fiscal 2014, we continued to migrate certain areas of our business to SAP, including global merchandise procurement and customer order management and record-to-report for our North American wholesale operations, which is scheduled to be completed in Fiscal 2015. During Fiscal 2015, we will also begin planning the migration of our European operations to SAP, which will be completed in stages over the next several years.

As the phased implementation of this new system occurs, we are experiencing certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect SAP to strengthen our internal financial controls by automating manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve. For a discussion of risks related to the implementation of new systems, see Item 1A — "Risk Factors — Risks Related to Our Business — Implementation of management information systems may negatively impact our business."
Chaps Menswear License Acquisition
In April 2013, we acquired control of the North American Chaps-branded men's sportswear business from The Warnaco Group, Inc., a subsidiary of PVH Corp., which was formerly conducted under a licensed arrangement (the "Chaps Menswear License Acquisition," as discussed in Note 5 to the accompanying audited consolidated financial statements). During Fiscal 2014, we fully integrated this business into our operations, which did not result in any material changes to our existing internal controls.
Australia and New Zealand Licensed Operations Acquisition
In July 2013, we acquired control of the Ralph Lauren-branded apparel and accessories business in Australia and New Zealand from Oroton Group/PRL Australia, which was formerly conducted under a licensed arrangement (the "Australia and New Zealand Licensed Operations Acquisition," as discussed in Note 5 to the accompanying audited consolidated financial statements). During Fiscal 2014, we fully integrated this business into our operations, which did not result in any material changes to our existing internal controls.

Item 9B.	Other Information.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information relating to our directors and corporate governance will be set forth in the Company's proxy statement for its 2014 annual meeting of stockholders to be filed within 120 days after March 29, 2014 (the "Proxy Statement") and is incorporated by reference herein. Information relating to our executive officers is set forth in Item 1 of this Annual Report on Form 10-K under the caption "Executive Officers."
The Company has a Code of Ethics for Principal Executive Officers and Senior Financial Officers that applies to our principal executive officer, our principal operating officer, our principal financial officer, our principal accounting officer, and our controller. You can find our Code of Ethics for Principal Executive Officers and Senior Financial Officers on our Internet site, http://investor.ralphlauren.com. We will post any amendments to the Code of Ethics for Principal Executive Officers and Senior Financial Officers and any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or the NYSE on our Internet site.

Item 11.	Executive Compensation.
Information relating to executive and director compensation will be set forth in the Proxy Statement and such information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information as of March 29, 2014
The following table sets forth information as of March 29, 2014 regarding compensation plans under which the Company's equity securities are authorized for issuance:

	(a)		(b)		(c)
Plan Category	Numbers of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options ($)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	4,515,469	(1)	$116.66	(2)	3,843,843	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	4,515,469		$116.66		3,843,843

(1)
Consists of 3,026,335 options to purchase shares of our Class A common stock and 1,489,134 restricted stock units that are payable solely in shares of Class A common stock (including 539,284 service-based restricted stock units that have fully vested but for which the underlying shares have not yet been delivered as of March 29, 2014). Does not include 5,185 outstanding restricted shares that are subject to forfeiture.

(2)	Represents the weighted average exercise price of outstanding stock options.

(3)
All of the securities remaining available for future issuance set forth in column (c) may be in the form of options, stock appreciation rights, restricted stock, restricted stock units, performance awards, or other stock-based awards under the Company's 1997 Stock Incentive Plan and 2010 Stock Incentive Plan (the "Plans"). An additional 5,185 outstanding shares of restricted stock granted under the Company's Plans that remain subject to forfeiture are not reflected in column (c).

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a)    1., 2. Financial Statements and Financial Statement Schedules. See index on Page F-1.
3.      Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-24733) (the "S-1"))
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Form 8-K filed August 16, 2011)
3.3	Third Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Form 8-K dated February 4, 2014)
4.1
Indenture, dated as of September 26, 2013, by and between the Company and Wells Fargo Bank, National Association (including the form of Note) (filed as Exhibit 4.1 to the Form 8-K dated September 23, 2013)

4.2	First Supplemental Indenture, dated as of September 26, 2013, by and between the Company and Wells Fargo Bank, National Association (filed as Exhibit 4.2 to the Form 8-K dated September 23, 2013)
10.1
Registration Rights Agreement dated as of June 9, 1997 by and among Ralph Lauren, GS Capital Partners, L.P., GS Capital Partner PRL Holding I, L.P., GS Capital Partners PRL Holding II, L.P., Stone Street Fund 1994, L.P., Stone Street 1994 Subsidiary Corp., Bridge Street Fund 1994, L.P., and the Company (filed as Exhibit 10.3 to the S-1)

10.2	Form of Indemnification Agreement between the Company and its Directors and Executive Officers (filed as Exhibit 10.26 to the S-1)
10.3	Amended and Restated Employment Agreement, made effective as of June 26, 2012, between the Company and Ralph Lauren (filed as Exhibit 10.1 to the Form 8-K filed July 2, 2012)†
10.4	Amended and Restated Employment Agreement, effective as of November 1, 2013, between the Company and Roger N. Farah (filed as Exhibit 10.1 to the Form 8-K dated September 18, 2013)†
10.5	Amended and Restated Employment Agreement, effective as of November 1, 2013, between the Company and Jackwyn Nemerov (filed as Exhibit 10.2 to the Form 8-K dated September 18, 2013)†
10.6*	Amendment No. 1 to the Amended and Restated Employment Agreement, made effective as of March 30, 2014, between the Company and Jackwyn Nemerov†
10.7	Amended and Restated Employment Agreement, effective as of November 1, 2013, between the Company and Christopher H. Peterson (filed as Exhibit 10.3 to the Form 8-K dated September 18, 2013)†
10.8*	Amendment No. 1 to the Amended and Restated Employment Agreement, made effective as of March 30, 2014, between the Company and Christopher Peterson†
10.9	Amended and Restated Employment Agreement, effective as of March 1, 2014, between the Company and Mitchell A. Kosh (filed as Exhibit 10.1 to the Form 8-K dated February 11, 2014)†
10.10
Non-Qualified Stock Option Agreement, dated as of June 8, 2004, between the Company and Ralph Lauren (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 2005 (the "Fiscal 2005 10-K"))†

10.11	Restricted Stock Unit Award Agreement, dated as of June 8, 2004, between the Company and Ralph Lauren (filed as Exhibit 10.15 to the Fiscal 2005 10-K)†
10.12	Executive Officer Annual Incentive Plan, as amended as of August 9, 2012 (filed as Appendix B to the Company's Definitive Proxy Statement dated July 2, 2012)†
10.13	Restricted Stock Unit Award Agreement, dated as of July 1, 2004, between the Company and Roger N. Farah (filed as Exhibit 10.18 to the Fiscal 2005 10-K)†
10.14
Amendment No. 1, dated as of December 23, 2008, to the Restricted Stock Unit Award Agreement between the Company and Roger N. Farah (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended December 27, 2008)†

10.15	Restricted Stock Award Agreement, dated as of July 23, 2002, between the Company and Roger N. Farah (filed as Exhibit 10.19 to the Fiscal 2005 10-K)†
10.16	Non-Qualified Stock Option Agreement, dated as of July 23, 2002, between the Company and Roger N. Farah (filed as Exhibit 10.20 to the Fiscal 2005 10-K)†

Exhibit Number	Description
10.17	Deferred Compensation Agreement, dated as of September 19, 2002, between the Company and Roger N. Farah (filed as Exhibit 10.21 to the Fiscal 2005 10-K)†
10.18	1997 Long-Term Stock Incentive Plan, as Amended and Restated as of August 12, 2004 (filed as Exhibit 99.1 to the Form 8-K dated August 12, 2004)†
10.19
Amendment, as of June 30, 2006, to the 1997 Long-Term Stock Incentive Plan, as Amended and Restated as of August 12, 2004 (filed as Exhibit 10.4 to the Form 10-Q for the quarterly period ended July 1, 2006)†

10.20
Amendment No. 2, dated as of May 21, 2009, to the 1997 Long-Term Stock Incentive Plan, as Amended and Restated as of August 12, 2004 (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2009)†

10.21	Amended and Restated 2010 Long-Term Incentive Plan, amended as of August 8, 2013 (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended June 29, 2013)†
10.22
Cliff Restricted Performance Share Unit Award Overview containing the standard terms of restricted performance share awards under the 1997 Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended July 1, 2006)†

10.23
Pro-Rata Restricted Performance Share Unit Award Overview containing the standard terms of restricted performance share awards under the 1997 Long-Term Stock Incentive Plan (filed as Exhibit 10.3 to the Form 10-Q for the quarterly period ended July 1, 2006)†

10.24
Stock Option Award Overview - U.S. containing the standard terms of stock option awards under the 1997 Long-Term Stock Incentive Plan (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended July 1, 2006)†

10.25*
Cliff Restricted Performance Share Unit Award Overview containing the standard terms of cliff restricted performance share unit awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan†

10.26*	Pro-Rata Restricted Performance Share Unit Award Overview containing the standard terms of restricted performance share unit awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan†
10.27*	Stock Option Award Overview containing the standard terms of stock option awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan†
10.28*
Cliff Restricted Performance Share Unit with TSR Modifier Award Overview containing the standard terms of cliff restricted performance share unit awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan†

10.29
Credit Agreement, dated March 10, 2011, among the Company, Polo JP Acqui C.V., Polo Ralph Lauren Kabushiki Kaisha and Polo Ralph Lauren Asia Pacific Limited, as the borrowers, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended October 1, 2011)

10.30	Amended and Restated Polo Ralph Lauren Supplemental Executive Retirement Plan (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended December 31, 2005)†
12.1*	Computation of Ratio of Earnings to Fixed Charges
14.1	Code of Ethics for Principal Executive Officers and Senior Financial Officers (filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2003)
21.1*	List of Significant Subsidiaries of the Company
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Ralph Lauren required by 17 CFR 240.13a-14(a)
31.2*	Certification of Christopher H. Peterson required by 17 CFR 240.13a-14(a)
32.1*	Certification of Ralph Lauren Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Christopher H. Peterson Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at March 29, 2014 and March 30, 2013, (ii) the Consolidated Statements of Income for the fiscal years ended March 29, 2014, March 30, 2013, and March 31, 2012, (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended March 29, 2014, March 30, 2013, and March 31, 2012, (iv) the Consolidated Statements of Cash Flows for the fiscal years ended March 29, 2014, March 30, 2013, and March 31, 2012, (v) the Consolidated Statements of Equity for the fiscal years ended March 29, 2014, March 30, 2013, and March 31, 2012, and (vi) the Notes to the Consolidated Financial Statements.

Exhibits 32.1 and 32.2 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

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
Date: May 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ RALPH LAUREN	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	May 15, 2014
Ralph Lauren

/S/ ROGER N. FARAH	Executive Vice Chairman and Director	May 15, 2014
Roger N. Farah

/S/ JACKWYN L. NEMEROV	President & Chief Operating Officer and Director	May 15, 2014
Jackwyn L. Nemerov

/S/ CHRISTOPHER H. PETERSON	Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	May 15, 2014
Christopher H. Peterson

/S/ JOHN R. ALCHIN	Director	May 15, 2014
John R. Alchin

/S/ ARNOLD H. ARONSON	Director	May 15, 2014
Arnold H. Aronson

/S/ FRANK A. BENNACK, JR.	Director	May 15, 2014
Frank A. Bennack, Jr.

/S/ DR. JOYCE F. BROWN	Director	May 15, 2014
Dr. Joyce F. Brown

/S/ JOEL L. FLEISHMAN	Director	May 15, 2014
Joel L. Fleishman

/S/ HUBERT JOLY	Director	May 15, 2014
Hubert Joly

Signature	Title	Date

/S/ DAVID LAUREN	Director	May 15, 2014
David Lauren

/S/ JUDITH A. MCHALE	Director	May 15, 2014
Judith A. McHale

/S/ STEVEN P. MURPHY	Director	May 15, 2014
Steven P. Murphy

/S/ ROBERT C. WRIGHT	Director	May 15, 2014
Robert C. Wright

RALPH LAUREN CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

Page
Consolidated Financial Statements:
Consolidated Balance Sheets		F-2
Consolidated Statements of Income		F-3
Consolidated Statements of Comprehensive Income		F-4
Consolidated Statements of Cash Flows		F-5
Consolidated Statements of Equity		F-6
Notes to Consolidated Financial Statements		F-7
Management's Report on Responsibility For Financial Statements		F-49
Report of Independent Registered Public Accounting Firm		F-50
Supplementary Information:
Selected Financial Information		F-52
Quarterly Financial Information		F-54

EX-10.6
EX-10.8
EX-10.25
EX-10.26
EX-10.27
EX-10.28
EX-12.1
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101	INSTANCE DOCUMENT
EX-101	SCHEMA DOCUMENT
EX-101	CALCULATION LINKBASE DOCUMENT
EX-101	LABELS LINKBASE DOCUMENT
EX-101	PRESENTATION LINKBASE DOCUMENT
EX-101	DEFINITION LINKBASE DOCUMENT

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 29, 2014	March 30, 2013
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$797	$974
Short-term investments	488	325
Accounts receivable, net of allowances of $270 million and $245 million	588	458
Inventories	1,020	896
Income tax receivable	62	29
Deferred tax assets	150	120
Prepaid expenses and other current assets	224	161
Total current assets	3,329	2,963
Non-current investments	2	81
Property and equipment, net	1,322	932
Deferred tax assets	39	22
Goodwill	964	968
Intangible assets, net	299	328
Other non-current assets	135	124
Total assets	$6,090	$5,418
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$267
Accounts payable	203	147
Income tax payable	77	43
Accrued expenses and other current liabilities	690	664
Total current liabilities	970	1,121
Long-term debt	300	—
Non-current liability for unrecognized tax benefits	132	150
Other non-current liabilities	654	362
Commitments and contingencies (Note 17)
Total liabilities	2,056	1,633
Equity:
Class A common stock, par value $.01 per share; 98.0 million and 93.6 million shares issued; 61.8 million and 61.0 million shares outstanding	1	1
Class B common stock, par value $.01 per share; 26.9 million and 29.9 million shares issued and outstanding	—	—
Additional paid-in-capital	1,979	1,752
Retained earnings	5,257	4,647
Treasury stock, Class A, at cost (36.2 million and 32.6 million shares)	(3,317)	(2,709)
Accumulated other comprehensive income	114	94
Total equity	4,034	3,785
Total liabilities and equity	$6,090	$5,418
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012
	(millions, except per share data)
Net sales	$7,284	$6,763	$6,679
Licensing revenue	166	182	181
Net revenues	7,450	6,945	6,860
Cost of goods sold(a)	(3,140)	(2,789)	(2,862)
Gross profit	4,310	4,156	3,998
Other costs and expenses:
Selling, general, and administrative expenses(a)	(3,142)	(2,971)	(2,916)
Amortization of intangible assets	(35)	(27)	(29)
Gain on acquisition of Chaps	16	—	—
Impairments of assets	(1)	(19)	(2)
Restructuring and other charges	(18)	(12)	(12)
Total other costs and expenses, net	(3,180)	(3,029)	(2,959)
Operating income	1,130	1,127	1,039
Foreign currency losses	(8)	(12)	(2)
Interest expense	(20)	(22)	(24)
Interest and other income, net	3	6	11
Equity in losses of equity-method investees	(9)	(10)	(9)
Income before provision for income taxes	1,096	1,089	1,015
Provision for income taxes	(320)	(339)	(334)
Net income	$776	$750	$681

Net income per common share:
Basic	$8.55	$8.21	$7.35
Diluted	$8.43	$8.00	$7.13
Weighted average common shares outstanding:
Basic	90.7	91.3	92.7
Diluted	92.0	93.7	95.5
Dividends declared per share	$1.70	$1.60	$0.80
(a) Includes total depreciation expense of:	$(223)	$(206)	$(196)
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012
	(millions)
Net income	$776	$750	$681
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	52	(93)	(50)
Net realized and unrealized gains (losses) on derivatives	(27)	(13)	32
Net realized and unrealized gains (losses) on available-for-sale investments	(5)	4	1
Net realized and unrealized losses on defined benefit plans	—	(1)	(2)
Other comprehensive income (loss), net of tax	20	(103)	(19)
Total comprehensive income	$796	$647	$662
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012
	(millions)
Cash flows from operating activities:
Net income	$776	$750	$681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	258	233	225
Deferred income tax expense (benefit)	1	14	(15)
Equity in losses of equity-method investees	9	10	9
Non-cash stock-based compensation expense	93	88	78
Gain on acquisition of Chaps	(16)	—	—
Non-cash impairment of assets	1	19	2
Other non-cash charges, net	6	3	3
Excess tax benefits from stock-based compensation arrangements	(34)	(41)	(40)
Changes in operating assets and liabilities:
Accounts receivable	(104)	82	(114)
Inventories	(77)	(68)	(148)
Prepaid expenses and other current assets	(56)	4	(39)
Accounts payable and accrued liabilities	43	(57)	33
Income tax receivables and payables	59	(13)	122
Deferred income	(18)	(30)	(19)
Other balance sheet changes, net	(34)	25	107
Net cash provided by operating activities	907	1,019	885
Cash flows from investing activities:
Capital expenditures	(390)	(276)	(272)
Purchases of investments	(1,067)	(876)	(1,360)
Proceeds from sales and maturities of investments	1,011	1,058	1,394
Acquisitions and ventures, net of cash acquired	(40)	(22)	(12)
Change in restricted cash deposits	(2)	3	1
Net cash used in investing activities	(488)	(113)	(249)
Cash flows from financing activities:
Proceeds from issuance of debt	300	—	108
Repayment of debt	(269)	—	(108)
Payments of capital lease obligations	(9)	(9)	(8)
Payments of dividends	(149)	(128)	(74)
Repurchases of common stock, including shares surrendered for tax withholdings	(558)	(497)	(419)
Prepayments of common stock repurchases	—	(50)	—
Proceeds from exercise of stock options	52	49	61
Excess tax benefits from stock-based compensation arrangements	34	41	40
Payment on interest rate swap termination	—	—	(8)
Other financing activities	—	(1)	—
Net cash used in financing activities	(599)	(595)	(408)
Effect of exchange rate changes on cash and cash equivalents	3	(9)	(9)
Net increase (decrease) in cash and cash equivalents	(177)	302	219
Cash and cash equivalents at beginning of period	974	672	453
Cash and cash equivalents at end of period	$797	$974	$672
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

			Additional			Treasury Stock
	Common Stock(a)		Paid-in		Retained	at Cost			Total
	Shares	Amount	Capital		Earnings	Shares	Amount	AOCI(b)	Equity
	(millions)
Balance at April 2, 2011	120.3	$1	$1,445		$3,436	25.8	$(1,793)	$216	$3,305
Comprehensive income:
Net income					681
Other comprehensive loss								(19)
Total comprehensive income									662
Cash dividends declared					(74)				(74)
Repurchases of common stock						3.4	(419)		(419)
Stock-based compensation			78						78
Shares issued and tax benefits recognized
pursuant to stock-based compensation plans(d)	1.6	—	101						101
Balance at March 31, 2012	121.9	$1	$1,624		$4,043	29.2	$(2,212)	$197	$3,653
Comprehensive income:
Net income					750
Other comprehensive loss								(103)
Total comprehensive income									647
Cash dividends declared					(146)				(146)
Repurchases of common stock			(50)	(c)		3.4	(497)		(547)
Stock-based compensation			88						88
Shares issued and tax benefits recognized
pursuant to stock-based compensation plans(d)	1.6	—	90						90
Balance at March 30, 2013	123.5	$1	$1,752		$4,647	32.6	$(2,709)	$94	$3,785
Comprehensive income:
Net income					776
Other comprehensive income								20
Total comprehensive income									796
Cash dividends declared					(153)				(153)
Repurchases of common stock			50	(c)		3.6	(608)		(558)
Stock-based compensation			93						93
Shares issued and tax benefits recognized
pursuant to stock-based compensation plans(d)	1.4	—	86						86
Conversion of stock-based compensation awards(e)			(2)		(13)				(15)
Balance at March 29, 2014	124.9	$1	$1,979		$5,257	36.2	$(3,317)	$114	$4,034

(a)
Includes Class A and Class B common stock. In Fiscal 2014 and Fiscal 2013, 3.0 million and 1.0 million shares, respectively, of Class B common stock were converted into an equal number of shares of Class A common stock pursuant to the terms of the Class B common stock (see Note 18).

(b)	Accumulated other comprehensive income (loss).

(c)
Relates to a $50 million payment made in March 2013 under a prepaid share repurchase repurchase program, which resulted in the delivery of the related shares at the conclusion of the repurchase term in Fiscal 2014 (see Note 18).

(d)	Includes excess tax benefits relating to stock-based compensation arrangements of approximately $34 million, $41 million, and $40 million in Fiscal 2014, Fiscal 2013, and Fiscal 2012, respectively.

(e)	Includes the conversion of certain fully-vested and expensed stock-based compensation awards to a cash contribution into a deferred compensation account (see Note 18).
See accompanying notes.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business
Ralph Lauren Corporation ("RLC") is a global leader in the design, marketing, and distribution of premium lifestyle products, including men's, women's, and children's apparel, accessories, fragrances, and home furnishings. RLC's long-standing reputation and distinctive brands have been consistently developed across an expanding number of products, brands, sales channels, and international markets. RLC's brand names include Ralph Lauren, Ralph Lauren Collection, Purple Label, Black Label, Polo, Polo Ralph Lauren, Blue Label, RRL, RLX Ralph Lauren, Lauren Ralph Lauren, Ralph Lauren Childrenswear, Denim & Supply Ralph Lauren, Chaps, and Club Monaco, among others. RLC and its subsidiaries are collectively referred to herein as the "Company," "we," "us," "our," and "ourselves," unless the context indicates otherwise.
The Company classifies its businesses into three segments: Wholesale, Retail, and Licensing. The Company's wholesale sales are made principally to major department stores and specialty stores around the world. The Company also sells directly to consumers through its integrated retail channel, which includes retail stores around the world; concession-based shop-within-shops located in Asia, Australia, New Zealand, and Europe; and retail e-commerce operations in North America, Europe, and Asia. The Company also licenses to unrelated third parties for specified periods the right to operate retail stores and to use its various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear, and fragrances.

2.	Basis of Presentation
Basis of Consolidation
These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") and present the consolidated financial position, income, comprehensive income, and cash flows of the Company, including all entities in which the Company has a controlling financial interest and is determined to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, Fiscal 2014 ended on March 29, 2014 and was a 52-week period; Fiscal 2013 ended on March 30, 2013 and was a 52-week period; and Fiscal 2012 ended on March 31, 2012 and was also a 52-week period.
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
Reclassifications
Certain reclassifications have been made to the prior periods' financial information in order to conform to the current period's presentation, including a change in the manner in which the Company allocates certain costs to its reportable segments, as further described in Note 22.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Summary of Significant Accounting Policies
Revenue Recognition
Revenue is recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable, and collectability is reasonably assured.
Revenue within the Company's Wholesale segment is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of estimates of returns, discounts, end-of-season markdown reserves, operational chargebacks, and certain cooperative advertising allowances. Returns and allowances require pre-approval from management and discounts are based on trade terms. Estimates for end-of-season markdown reserves are based on historical trends, actual and forecasted seasonal results, an evaluation of current economic and market conditions, retailer performance, and, in certain cases, contractual terms. Estimates for operational chargebacks are based on actual notifications of order fulfillment discrepancies and historical trends. The Company reviews and refines these estimates on at least a quarterly basis. The Company's historical estimates of these costs have not differed materially from actual results.
Retail store and concession-based shop-within-shop revenue is recognized net of estimated returns at the time of sale to consumers. E-commerce revenue from sales of products ordered through the Company's retail e-commerce sites is recognized upon delivery of the shipment to its customers. Such revenue is also reduced by an estimate of returns.
Gift cards issued by the Company are recorded as a liability until they are redeemed, at which point revenue is recognized. The Company recognizes income for unredeemed gift cards when the likelihood of redemption by a customer is remote and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property.
Revenue from licensing arrangements is recognized when earned in accordance with the terms of the underlying agreements, generally based upon the higher of (i) contractually guaranteed minimum royalty levels or (ii) actual sales and royalty data, or initial estimates thereof, received from the Company's licensees.
The Company accounts for sales taxes and other related taxes on a net basis, excluding such taxes from revenue.
Cost of Goods Sold and Selling Expenses
Cost of goods sold includes the expenses incurred to acquire and produce inventory for sale, including product costs, freight-in, and import costs, as well as changes in reserves for shrinkage and inventory realizability. Gains and losses associated with forward foreign currency exchange contracts that are designated as cash flow hedges of inventory purchases are also recognized within cost of goods sold when the hedged inventory is sold. The costs of selling merchandise, including those associated with preparing the merchandise for sale, such as picking, packing, warehousing, and order charges ("handling costs"), are included in selling, general, and administrative ("SG&A") expenses in the consolidated statements of income.
Shipping and Handling Costs
The costs associated with shipping goods to customers are reflected as a component of SG&A expenses in the consolidated statements of income. Shipping costs were approximately $37 million in each of Fiscal 2014, Fiscal 2013, and Fiscal 2012. Handling costs (described above), also included within SG&A expenses, were approximately $179 million, $150 million, and $144 million in Fiscal 2014, Fiscal 2013, and Fiscal 2012, respectively. Shipping and handling costs billed to customers are included in revenue.
Advertising, Marketing, and Promotional Costs
Advertising costs, including the costs to produce advertising, are expensed when the advertisement is first exhibited. Out-of-store advertising costs paid to wholesale customers under cooperative advertising programs are expensed as an advertising cost within SG&A expenses if both the identified advertising benefit is sufficiently separable from the purchase of the Company's products by customers and the fair value of such benefit is measurable. Otherwise, such costs are reflected as a reduction of revenue. Costs of in-store advertising paid to wholesale customers under cooperative advertising programs are not included in advertising costs, but are reflected as a reduction of revenue since the benefits are not sufficiently separable from the purchases of the Company's products by customers. Costs associated with the marketing and promotion of the Company's products are included within SG&A expenses.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising, marketing, and promotional expenses amounted to approximately $256 million, $217 million, and $213 million in Fiscal 2014, Fiscal 2013, and Fiscal 2012, respectively. Deferred advertising, marketing, and promotional costs, which principally relate to advertisements that have not yet been exhibited or services that have not yet been received, were approximately $9 million and $8 million at the end of Fiscal 2014 and Fiscal 2013, respectively, and were recorded within prepaid expenses and other current assets in the Company's consolidated balance sheets.
Foreign Currency Translation and Transactions
The financial position and operating results of foreign operations are primarily consolidated using their respective local currency as the functional currency. Local currency assets and liabilities are translated to U.S. Dollars at the rates of exchange in effect on the balance sheet date, and local currency revenues and expenses are translated to U.S. Dollars at average rates of exchange in effect during the period. The resulting translation gains or losses are included in the consolidated statements of comprehensive income as a component of other comprehensive income (loss) ("OCI") and in the consolidated statements of equity within accumulated other comprehensive income (loss) ("AOCI"). Gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature also are included within this component of equity.
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
Comprehensive Income (Loss)
Comprehensive income (loss), which is reported in the consolidated statements of comprehensive income and consolidated statements of equity, consists of net income and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income. The components of OCI for the Company primarily consist of foreign currency translation gains (losses); net realized and unrealized gains (losses) on designated hedging instruments, such as forward foreign currency exchange contracts; net realized and unrealized gains (losses) on available-for-sale investments; and net realized and unrealized gains (losses) related to the Company's defined benefit plans.
Net Income per Common Share
Basic net income per common share is computed by dividing net income applicable to common shares by the weighted-average number of common shares outstanding during the period. Weighted-average common shares include shares of the Company's Class A and Class B common stock. Diluted net income per common share adjusts basic net income per common share for the effects of outstanding stock options, restricted stock, restricted stock units ("RSUs"), and any other potentially dilutive instruments, only in the periods in which such effects are dilutive under the treasury stock method.
The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to shares used to calculate diluted net income per common share as follows:

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012

Basic shares	90.7	91.3	92.7
Dilutive effect of stock options, restricted stock, and RSUs	1.3	2.4	2.8
Diluted shares	92.0	93.7	95.5
All earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding RSUs that are issuable only upon the achievement of certain service and/or performance goals. Performance-based RSUs are included in the computation of diluted shares only to the extent that the underlying performance conditions (and any applicable market condition modifiers) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

under the treasury stock method. As of the end of Fiscal 2014, Fiscal 2013, and Fiscal 2012, there were approximately 1.2 million, 0.5 million, and 0.4 million, respectively, additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based RSUs, which were excluded from the diluted share calculations.
Stock-Based Compensation
The Company recognizes expense for all stock-based compensation awards granted to employees and non-employee directors based on the grant date fair value of the awards over the requisite service period, adjusted for estimated forfeitures. The Company uses the Black-Scholes valuation model to estimate the grant date fair value of its stock option awards. For performance-based RSUs awards that include a market condition in the form of a total shareholder return ("TSR") modifier, the Company uses a Monte Carlo simulation valuation model to estimate the grant date fair value. The fair values of restricted stock awards, service-based RSUs, and performance-based RSUs that are not subject to a TSR modifier are determined based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for those awards that are not entitled to dividend equivalents. Compensation expense for all performance-based RSUs is recognized over the requisite service period when attainment of performance goals is deemed probable, net of estimated forfeitures. The Company recognizes compensation expense on an accelerated basis for all awards with graded vesting terms, including stock options, restricted stock, and RSUs. For RSU awards with cliff vesting terms, compensation expense is recognized on a straight-line basis. See Note 20 for further discussion of the Company's stock-based compensation plans.
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid investments with original maturities of 90 days or less, including investments in debt securities. Investments in debt securities are diversified among high-credit quality securities in accordance with the Company's risk-management policies, and primarily include money market funds.
Restricted Cash
From time to time, the Company is required to place cash in escrow with various banks as collateral, primarily to secure guarantees of corresponding amounts made by the banks to international tax authorities on behalf of the Company, such as to secure refunds of value-added tax payments in certain international tax jurisdictions or in the case of certain international tax audits. Such cash has been classified as restricted cash and reported as a component of either prepaid expenses and other current assets or other non-current assets in the Company's consolidated balance sheets. The cash inflows and outflows related to restricted cash are classified as investing activities in the Company's consolidated statements of cash flows.
Investments
The Company's investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in the Company's investment policy.
Short-term investments consist of investments which the Company expects to convert into cash within one year, including time deposits, which have original maturities greater than 90 days. Non-current investments consist of those investments which the Company does not expect to convert into cash within one year.
The Company classifies all of its investments in securities at the time of purchase as available-for-sale. These investments are recorded at fair value with unrealized gains or losses classified as a component of AOCI in the consolidated balance sheets, and related realized gains or losses classified as a component of interest and other income, net, in the consolidated statements of income. Cash inflows and outflows related to the sale and purchase of investments are classified as investing activities in the Company's consolidated statements of cash flows.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under the equity method of accounting, the following amounts are recorded in the Company's consolidated financial statements: the Company's investment in and amounts due to and from the investee are included in the consolidated balance sheets; the Company's share of the investee's earnings (losses) is included in the consolidated statements of income; and dividends, cash distributions, loans, or other cash received from the investee and additional cash investments, loan repayments, or other cash paid to the investee are included in the consolidated statements of cash flows.
The Company's investments include a joint venture named the Ralph Lauren Watch and Jewelry Company, Sárl (the "RL Watch Company"), formed with Compagnie Financière Richemont SA ("Richemont"), the Swiss luxury goods group, in March 2007. This joint venture is a Swiss corporation whose purpose is to design, develop, manufacture, sell, and distribute luxury watches and fine jewelry through Ralph Lauren stores, as well as through fine independent jewelry and luxury watch retailers around the world. The Company accounts for its 50% interest in the RL Watch Company under the equity method of accounting. Royalty payments due to the Company under the related license agreement for use of certain of its trademarks are reflected as licensing revenue within the consolidated statements of income.
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
A rollforward of the activity in the Company's reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented below:

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012
	(millions)
Beginning reserve balance	$230	$247	$213
Amount charged against revenue to increase reserve	783	707	650
Amount credited against customer accounts to decrease reserve	(764)	(718)	(611)
Foreign currency translation	5	(6)	(5)
Ending reserve balance	$254	$230	$247
An allowance for doubtful accounts is determined through analysis of periodic aging of accounts receivable, assessments of collectability based on an evaluation of historical and anticipated trends, the financial condition of the Company's customers, and an evaluation of the impact of economic conditions, among other factors.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A rollforward of the activity in the Company's allowance for doubtful accounts is presented below:

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012
	(millions)
Beginning reserve balance	$15	$16	$18
Amount recorded to expense to increase reserve(a)	3	3	2
Amount written-off against customer accounts to decrease reserve	(3)	(3)	(3)
Foreign currency translation	1	(1)	(1)
Ending reserve balance	$16	$15	$16

(a)	Amounts recorded to bad debt expense are included within SG&A expenses in the consolidated statements of income.
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department and specialty stores around the world, and extends credit based on an evaluation of each customer's financial capacity and condition, usually without requiring collateral. In the Company's wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2014, the Company's sales to its largest wholesale customer, Macy's, Inc. ("Macy's"), accounted for approximately 12% of its total net revenues, and the Company's sales to its three largest wholesale customers (including Macy's) represented approximately 25% of total net revenues. As of March 29, 2014, these three key wholesale customers represented approximately 35% of gross accounts receivable.
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
The Company continuously evaluates the composition of its inventories, assessing slow-turning product and all fashion product. Estimated realizable value of inventory is determined based on an analysis of historical sales trends of the Company's individual product lines, the impact of market trends and economic conditions, and a forecast of future demand, giving consideration to the value of current in-house orders for future sales of inventory, as well as plans to sell inventory through the Company's factory stores. Estimates may differ from actual results due to the quantity, quality, and mix of products in inventory, consumer and retailer preferences, and market conditions. Reserves for inventory shrinkage, representing the risk of physical loss of inventory, are estimated based on historical experience and are adjusted based upon physical inventory counts. The Company's historical estimates of these costs and its related provisions have not differed materially from actual results.
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
Property and equipment, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. In evaluating long-lived assets for recoverability, including finite-lived intangibles as described below, the Company uses its best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying value, an impairment loss is recognized equal to the difference between

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the carrying value of such asset and its fair value, considering external market participant assumptions. Assets to be disposed of and for which there is a committed plan for disposal are reported at the lower of carrying value or fair value less costs to sell.
Goodwill and Other Intangible Assets
At acquisition, the Company estimates and records the fair value of purchased intangible assets, which typically consist of reacquired license agreements, customer relationships, non-compete agreements, and/or order backlog. The fair values of these intangible assets are estimated based on management's assessment, considering independent third-party appraisals when necessary. The excess of the purchase consideration over the fair value of net assets acquired, both tangible and intangible, is recorded as goodwill. Goodwill, including any goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have indefinite useful lives, are not amortized. Rather, goodwill and such indefinite-lived intangible assets are assessed for impairment, at least annually, initially using a qualitative approach to determine whether it is more likely than not that the fair value of the assets is less than their respective carrying value. If, based on the results of the qualitative assessment, it is concluded that it is not more likely than not that the fair value of the intangible asset is greater than its carrying value, a quantitative test is performed. Under the quantitative test, if the carrying value of the asset exceeds its fair value, an impairment loss is recognized in the amount of the excess. Finite-lived intangible assets are amortized over their respective estimated useful lives and, along with other long-lived assets as noted above, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. See discussion of the Company's accounting policy for long-lived asset impairment as previously described under the caption "Property and Equipment, Net."
Officers' Life Insurance Policies
The Company maintains certain split-dollar life insurance policies for select senior executives. These policies are recorded at the lesser of their cash-surrender value or aggregate premiums paid to date in the consolidated balance sheets. As of the end of Fiscal 2014 and Fiscal 2013, approximately $4 million and $23 million, respectively, were classified within other non-current assets in the consolidated balance sheets, primarily relating to officers' split-dollar life insurance policies held by the Company, a portion of which were redeemed during Fiscal 2014.
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
In addition, valuation allowances are established when management determines that it is more likely than not that some portion or all of a deferred tax asset will not be realized. Tax valuation allowances are analyzed periodically and adjusted as events occur or circumstances change that warrant adjustments.
In determining the income tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions. If the Company considers that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, it recognizes the tax benefit. The Company measures the tax benefit by determining the largest amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. These assessments can be complex and the Company often obtains assistance from external advisors. To the extent that the Company's estimates change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. If the initial assessment fails to result in the recognition of a tax benefit, the Company regularly monitors its position and subsequently recognizes the tax benefit if (i) there are changes in tax law or analogous case law that sufficiently raise the likelihood of prevailing on the technical merits of the position to "more likely than not"; (ii) the statute of limitations expires; or (iii) there is a completion of an audit resulting in a settlement of that tax year with the appropriate agency. Uncertain tax positions are classified as current only when the Company expects to pay cash within the next twelve months. Interest and penalties, if any, are recorded within the provision for income taxes in the Company's consolidated statements of income and are classified on the consolidated balance sheets together with the related liability for unrecognized tax benefits.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

See Note 13 for further discussion of the Company's income taxes.
Leases
The Company leases certain facilities and equipment, including the vast majority of its retail stores. Certain of the Company's lease agreements contain renewal options, rent escalation clauses, and/or landlord incentives. Renewal terms generally reflect market rates at the time of renewal. Rent expense for noncancelable operating leases with scheduled rent increases and/or landlord incentives is recognized on a straight-line basis over the lease term, including any applicable rent holidays, beginning with the lease commencement date, or the date the Company takes control of the leased space, whichever is sooner. The excess of straight-line rent expense over the scheduled payment amounts and landlord incentives is recorded as a deferred rent liability. As of the end of Fiscal 2014 and Fiscal 2013, deferred rent obligations of approximately $252 million and $208 million, respectively, were classified primarily within other non-current liabilities in the Company's consolidated balance sheets.
In certain lease arrangements, the Company is involved with the construction of the building or leasehold improvements (generally on land owned by the landlord). If the Company concludes that it has substantively all of the risks of ownership during construction of a leased property and therefore is deemed the owner of the project for accounting purposes, it records an asset and related financing obligation for the amount of the total project costs related to construction-in-progress and the pre-existing building. Once construction is complete, the Company considers the requirements for sale-leaseback treatment, including the transfer back of all risks of ownership and whether the Company has any continuing involvement in the leased property. If the arrangement does not qualify for sale-leaseback treatment, the Company continues to amortize the financing obligation and depreciate the building over the lease term.
Derivative Financial Instruments
The Company records all derivative financial instruments on its consolidated balance sheets at fair value. For derivative instruments that qualify for hedge accounting, the effective portion of changes in the fair value of these instruments is either (i) offset against the changes in fair value of the hedged assets or liabilities through earnings or (ii) recognized in equity as a component of AOCI until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows, respectively.
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
As a result of the use of derivative instruments, the Company is exposed to the risk that the counterparties to such contracts will fail to meet their contractual obligations. To mitigate this counterparty credit risk, the Company has a policy of only entering into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. The Company's established policies and procedures for mitigating credit risk from derivative transactions include ongoing review and assessment of the creditworthiness of counterparties. The Company also enters into master netting arrangements with counterparties, when possible, to mitigate credit risk associated with its derivative instruments. In the event of default or termination (as such terms are defined within the respective master netting arrangement), these arrangements allow the Company to net-settle amounts payable and receivable related to multiple derivative transactions

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with the same counterparty. The master netting arrangements specify a number of events of default and termination, including, among others, the failure to make timely payments.
The fair values of the Company's derivative instruments are recorded on its consolidated balance sheets on a gross basis. For cash flow reporting purposes, the Company classifies proceeds received or amounts paid upon the settlement of a derivative instrument in the same manner as the related item being hedged, primarily within cash from operating activities.
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

Undesignated Hedges
All of the Company's undesignated hedges are entered into to hedge specific economic risks, such as foreign currency exchange rate risk. Changes in the fair value of undesignated derivative instruments are immediately recognized in earnings within foreign currency gains (losses).
See Note 16 for further discussion of the Company's derivative financial instruments.

4.	Recently Issued Accounting Standards
Disclosure of Offsetting Assets and Liabilities
In December 2011, the Financial Accounting Standards Board ("FASB") issued new, expanded disclosure requirements for financial instruments surrounding an entity's rights of offset and related counterparty arrangements as Accounting Standards Update ("ASU") No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). ASU 2011-11 requires disclosure of both "gross" and "net" information for recognized financial instruments (including derivatives) that are (i) eligible for offset and presented "net" in the balance sheet or (ii) subject to enforceable master netting agreements, irrespective of whether an entity actually offsets and "net presents" such instruments in the balance sheet. ASU 2011-11 also requires disclosure of any collateral received or posted in connection with master netting agreements or similar arrangements. In January 2013, the FASB issued ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities," which limited the scope of ASU 2011-11 to derivatives accounted for in accordance with Accounting Standards Codification ("ASC") topic 815, "Derivatives and Hedging," and securities borrowing and lending transactions. The Company adopted the provisions of ASU 2011-11 as of the beginning of the first quarter of Fiscal 2014, which resulted in expanded financial instrument disclosures (see Note 16), but did not have an impact on the Company's consolidated financial statements.
Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income
In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). ASU 2013-02 requires disclosure of significant amounts reclassified out of AOCI by component. If the amounts are required to be reclassified from AOCI to net income in their entirety in the same reporting period, the effect of such reclassifications on the relevant line items of net income must be presented either on the face of the financial statements or in the notes. For amounts that are not required to be reclassified to net income in their entirety in the same reporting period, cross-references to other disclosures that provide additional details about such reclassifications are required. ASU 2013-02 did not change the requirements for determining or reporting net income or OCI. The Company adopted the provisions of ASU

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2013-02 as of the beginning of the first quarter of Fiscal 2014, which resulted in expanded OCI-related disclosures (see Note 19), but did not have an impact on the Company's consolidated financial statements.
Proposed Amendments to Current Accounting Standards
The FASB is currently working on amendments to existing accounting standards governing a number of areas including, but not limited to, accounting for leases. In May 2013, the FASB issued an exposure draft, "Leases" (the "Exposure Draft"), which would replace the existing guidance in ASC topic 840, "Leases." Under the Exposure Draft, among other changes in practice, a lessee's rights and obligations under most leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. The comment period for the Exposure Draft ended in September 2013. The FASB is currently considering feedback received and is redeliberating all significant issues to determine next steps. If and when effective, this proposed standard will likely have a significant impact on the Company's consolidated financial statements. However, as the standard-setting process is still ongoing, the Company is unable at this time to determine the impact this proposed change in accounting would have on its consolidated financial statements.

5.	Acquisitions
Australia and New Zealand Licensed Operations Acquisition
On July 1, 2013, in connection with the transition of the Ralph Lauren-branded apparel and accessories business in Australia and New Zealand (the "Australia and New Zealand Business") from a licensed to a wholly-owned operation, the Company acquired certain net assets from Oroton Group/PRL Australia ("Oroton") in exchange for an aggregate payment of approximately $15 million (the "Australia and New Zealand Licensed Operations Acquisition"). Oroton was the Company's licensee for the Australia and New Zealand Business. The Company funded the Australia and New Zealand Licensed Operations Acquisition with available cash on-hand.
The Company accounted for the Australia and New Zealand Licensed Operations Acquisition as a business combination during the second quarter of Fiscal 2014, with the operating results of the Australia and New Zealand Business consolidated into the Company's operating results beginning on July 1, 2013. Transaction costs associated with the Australia and New Zealand Licensed Operations Acquisition were not material. The acquisition cost of $15 million was preliminarily allocated to the assets acquired and liabilities assumed based on an assessment of their respective fair values, as follows (in millions):

Assets acquired and liabilities assumed:
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
Chaps Menswear License Acquisition
On April 10, 2013, in connection with the transition of the North American Chaps-branded men's sportswear business ("Chaps Menswear Business") from a licensed to a wholly-owned operation, the Company entered into an agreement with The Warnaco Group, Inc. ("Warnaco"), a subsidiary of PVH Corp. ("PVH"), to acquire certain net assets in exchange for an aggregate payment of approximately $18 million (the "Chaps Menswear License Acquisition"). Warnaco was the Company's licensee for the Chaps Menswear Business. The Company funded the Chaps Menswear License Acquisition during the first quarter of Fiscal 2014 with available cash on-hand.

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
The operating results of the Chaps Menswear Business have been consolidated into the Company's operating results beginning on April 10, 2013. Transaction costs of $3 million were expensed as incurred and classified within SG&A expenses in the consolidated statement of income for Fiscal 2014.

6.	Inventories
Inventories consist of the following:

	March 29, 2014	March 30, 2013
	(millions)
Raw materials	$3	$5
Work-in-process	2	1
Finished goods	1,015	890
Total inventories	$1,020	$896

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Property and Equipment
Property and equipment, net consists of the following:

	March 29, 2014	March 30, 2013
	(millions)
Land and improvements	$17	$10
Buildings and improvements	183	130
Furniture and fixtures	661	601
Machinery and equipment	245	189
Capitalized software	366	252
Leasehold improvements	1,064	934
Construction in progress	312	137
	2,848	2,253
Less: accumulated depreciation	(1,526)	(1,321)
Property and equipment, net	$1,322	$932

8.	Goodwill and Other Intangible Assets
Goodwill
The following table details the changes in goodwill for each of the Company's reportable segments during Fiscal 2014 and Fiscal 2013:

	Wholesale	Retail	Licensing	Total
	(millions)
Balance at March 31, 2012	$635	$223	$146	$1,004
Foreign currency translation	(21)	(9)	(6)	(36)
Balance at March 30, 2013	614	214	140	968
Foreign currency translation	3	(4)	(3)	(4)
Balance at March 29, 2014	$617	$210	$137	$964
Based on the results of the Company's annual goodwill impairment testing in Fiscal 2014, Fiscal 2013, and Fiscal 2012, no impairment charges were recorded.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Intangible Assets
Other intangible assets consist of the following:

	March 29, 2014			March 30, 2013
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Re-acquired licensed trademarks	$234	$(109)	$125	$228	$(94)	$134
Customer relationships	261	(112)	149	265	(99)	166
Other	29	(11)	18	30	(9)	21	(a)
Total intangible assets subject to amortization	524	(232)	292	523	(202)	321
Intangible assets not subject to amortization:
Trademarks and brands	7	N/A	7	7	N/A	7	(a)
Total intangible assets	$531	$(232)	$299	$530	$(202)	$328

(a)	Includes $2 million of impairment charges related to the write-off of certain intangible assets in connection with the Rugby Closure Plan (see Notes 11 and 12).
Amortization
Based on the balance of the Company's intangible assets subject to amortization as of March 29, 2014, the expected amortization for each of the next five fiscal years and thereafter is as follows:

Amortization Expense
(millions)
Fiscal 2015	$26
Fiscal 2016	26
Fiscal 2017	25
Fiscal 2018	25
Fiscal 2019	24
Fiscal 2020 and thereafter	166
Total	$292
The expected future amortization expense above reflects weighted-average estimated useful lives of 15.5 years for re-acquired licensed trademarks, 10.8 years for customer relationships, and 13.0 years for the Company's finite-lived intangible assets in total.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Other Current and Non-Current Assets
Prepaid expenses and other current assets consist of the following:

	March 29, 2014	March 30, 2013
	(millions)
Other taxes receivable	$77	$31
Prepaid rent expense	31	28
Tenant allowances receivable	22	17
Fixed asset advance	19	—
Prepaid samples	13	14
Derivative financial instruments	3	15
Other prepaid expenses and current assets	59	56
Total prepaid expenses and other current assets	$224	$161
Other non-current assets consist of the following:

	March 29, 2014	March 30, 2013
	(millions)
Restricted cash	$42	$40
Security deposits	27	23
Assets held under deferred compensation arrangements	20	3
Officers' life insurance policies	4	23
Other non-current assets	42	35
Total other non-current assets	$135	$124

10.	Other Current and Non-Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	March 29, 2014	March 30, 2013
	(millions)
Accrued payroll and benefits	$190	$199
Accrued operating expenses	183	169
Accrued inventory	84	93
Other taxes payable	76	51
Accrued capital expenditures	45	53
Deferred income	41	40
Dividends payable	40	36
Capital lease obligations	16	4
Other accrued expenses and current liabilities	15	19
Total accrued expenses and other current liabilities	$690	$664

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other non-current liabilities consist of the following:

	March 29, 2014	March 30, 2013
	(millions)
Capital lease obligations	$255	$38
Deferred rent obligations	224	189
Deferred income	39	58
Deferred tax liabilities	81	30
Deferred compensation	29	12
Other non-current liabilities	26	35
Total other non-current liabilities	$654	$362

11.	Impairments of Assets
During Fiscal 2014, the Company recorded non-cash impairment charges of $1 million, primarily to write-off certain fixed assets related to its European operations.
During Fiscal 2013, the Company recorded non-cash impairment charges of $19 million, which included $11 million of impairment charges to reduce the carrying values of certain long-lived assets related to its 14 global freestanding retail Rugby stores to their estimated fair values in connection with their closure in Fiscal 2013 and Fiscal 2014. In addition, during Fiscal 2013, the Company recorded non-cash impairment charges of $8 million to reduce the carrying values of long-lived assets of certain underperforming European stores to their fair values, as well as to write-off the fixed assets of certain wholesale locations in Europe that were expected to close.
During Fiscal 2012, the Company recorded non-cash impairment charges of $2 million, primarily to reduce the carrying values of long-lived assets of certain underperforming European retail stores to their estimated fair values.

12.	Restructuring and Other Charges
A description of significant restructuring and other activities and related costs is included below.
Fiscal 2014
Restructuring charges recorded during Fiscal 2014 were approximately $8 million, and were primarily related to severance and benefit costs associated with restructuring of the Company's corporate operations. As of March 29, 2014, the aggregate remaining restructuring liability was approximately $6 million, which is expected to be paid by the end of Fiscal 2015.
In addition, in connection with the formation of the new Office of the Chairman, the Company entered into employment agreements with certain of its executive officers, which became effective in November 2013. As a result of the new employment agreement provisions, the Company recorded $10 million of accelerated stock-based compensation expense during Fiscal 2014.
Fiscal 2013
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the Rugby Closure Plan, the Company recorded $7 million in restructuring charges during Fiscal 2013, including $2 million of severance and benefits costs, $4 million of lease termination costs, and $1 million of other costs, of which $4 million remained payable as of March 30, 2013. There were no additional restructuring charges recognized by the Company in connection with the Rugby Closure Plan during Fiscal 2014. As of March 29, 2014, the remaining restructuring liability related to this plan was not material.
Other Restructuring Charges
In addition to the restructuring charges incurred in connection with the Rugby Closure Plan, the Company recorded $5 million of other net restructuring charges during Fiscal 2013, including $3 million of severance and lease termination costs associated with the suspension of the Company's operations in Argentina, $3 million of severance and lease termination costs associated with the Company's European operations, and $2 million of severance costs primarily associated with the Company's corporate operations, partially offset by $3 million of reversals of reserves deemed no longer necessary in connection with the Company's Fiscal 2012 Asia-Pacific Restructuring Plan, as defined below. As of March 30, 2013, the aggregate remaining liability related to these actions was $4 million. As of March 29, 2014, the remaining restructuring liability related to this plan was not material.
Fiscal 2012
During Fiscal 2012, the Company initiated a plan to reposition and upgrade its existing distribution network and merchandising operations in the Asia-Pacific region, which includes mainland China, Macau, Hong Kong, Taiwan, Malaysia, Singapore, Japan, and South Korea (the "Asia-Pacific Restructuring Plan"). The Asia-Pacific Restructuring Plan included a reduction in workforce of approximately 280 employees and the closure of approximately 95 stores and concession shops that did not support the new merchandising strategy. In connection with the Asia-Pacific Restructuring Plan, the Company recorded $5 million in restructuring charges during Fiscal 2012, which were settled during Fiscal 2013.
In addition to the restructuring charges incurred in connection with the Asia-Pacific Restructuring Plan, the Company recognized $7 million of other restructuring charges during Fiscal 2012, including $3 million of costs associated with the discontinuance of the majority of the products sold under the American Living brand at J.C. Penney Company, Inc., primarily related to severance, which were settled during Fiscal 2013.

13.	Income Taxes
Taxes on Income
Domestic and foreign pretax income are as follows:

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012
	(millions)
Domestic	$710	$672	$618
Foreign	386	417	397
Total income before provision for income taxes	$1,096	$1,089	$1,015

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Provisions (benefits) for current and deferred income taxes are as follows:

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012
	(millions)
Current:
Federal(a)	$211	$189	$203
State and local(a)	51	42	51
Foreign	57	94	95
	319	325	349
Deferred:
Federal	(4)	9	4
State and local	1	5	(2)
Foreign	4	—	(17)
	1	14	(15)
Total provision for income taxes	$320	$339	$334

(a)
Excludes federal, state, and local tax benefits of approximately $34 million, $41 million, and $40 million in Fiscal 2014, Fiscal 2013, and Fiscal 2012, respectively, resulting from stock-based compensation arrangements. Such amounts were recorded within equity.

Tax Rate Reconciliation
The differences between income taxes expected at the U.S. federal statutory income tax rate of 35% and income taxes provided are as set forth below:

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012
	(millions)
Provision for income taxes at the U.S. federal statutory rate	$384	$381	$355
Increase (decrease) due to:
State and local income taxes, net of federal benefit	29	28	28
Foreign income taxed at different rates, net of U.S. foreign tax credits	(89)	(75)	(56)
Unrecognized tax benefits and settlements of tax examinations	(5)	6	12
Other	1	(1)	(5)
Total provision for income taxes	$320	$339	$334
Effective tax rate(a)	29.2%	31.1%	32.9%

(a)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.
The Company's effective tax rate is lower than the statutory rate principally as a result of the proportion of earnings generated in lower taxed foreign jurisdictions versus the U.S. In addition, during Fiscal 2014, the effective tax rate was favorably impacted by tax reserve reductions associated with the conclusion of a tax examination and an income tax benefit resulting from the legal entity restructuring of certain of the Company's foreign operations during Fiscal 2014. The Company's effective tax rate for Fiscal 2013 reflected tax reserve reductions associated with a conclusion of a tax examination, offset by the inclusion of a reserve for an interest assessment on a prior year withholding tax.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Taxes
Significant components of the Company's net deferred tax assets (liabilities) are as follows:

	March 29, 2014	March 30, 2013
	(millions)
Current deferred tax assets:
Receivable allowances and reserves	$70	$69
Deferred compensation	31	21
Inventory basis difference	30	19
Other	20	11
Valuation allowance	(1)	(1)
Net current deferred tax assets(a)	150	119

Non-current deferred tax assets (liabilities):
Goodwill and other intangible assets	(219)	(211)
Property and equipment	(90)	27
Cumulative translation adjustment and hedges	(8)	(4)
Lease obligations	92	—
Deferred compensation	79	68
Unrecognized tax benefits	46	35
Deferred rent	19	20
Deferred income	18	33
Net operating loss carryforwards	17	16
Transfer pricing	16	20
Other	(1)	—
Valuation allowance	(11)	(12)
Net non-current deferred tax liabilities(b)	(42)	(8)
Net deferred tax assets	$108	$111

(a)
The net current deferred tax balance as of March 30, 2013 included current deferred tax liabilities of $1 million recorded within accrued expenses and other current liabilities in the consolidated balance sheets.

(b)
The net non-current deferred tax balances as of March 29, 2014 and March 30, 2013 were comprised of non-current deferred tax assets of $39 million and $22 million, respectively, recorded within deferred tax assets, and non-current deferred tax liabilities of $81 million and $30 million, respectively, recorded within other non-current liabilities in the consolidated balance sheets.

The Company has available state and foreign net operating loss carryforwards of $4 million and $30 million, respectively, for tax purposes to offset future taxable income. The net operating loss carryforwards expire beginning in Fiscal 2015.
Also, the Company has available state and foreign net operating loss carryforwards of $10 million and $51 million, respectively, for which no net deferred tax asset has been recognized. A full valuation allowance has been recorded against these carryforwards since management does not believe that the Company will more likely than not be able to utilize these carryforwards to offset future taxable income. Subsequent recognition of these deferred tax assets would result in an income tax benefit in the year of such recognition. The valuation allowance relating to state net operating loss carryforwards decreased $1 million primarily due to the Company's ability to utilize certain state net operating loss carryforwards. The valuation allowance relating to foreign net operating loss carryforwards decreased $2 million as a result of the Company's ability to utilize certain foreign net operating loss carryforwards.
Provision has not been made for U.S. or additional foreign taxes on $2.176 billion of undistributed earnings of foreign subsidiaries. Those historical earnings have been and are expected to continue to be permanently reinvested. These earnings could

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

become subject to tax if they were remitted as dividends, if foreign earnings were lent to RLC, a subsidiary or a U.S. affiliate of RLC, or if the stock of the subsidiaries were sold. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practical. Management believes that the amount of the additional taxes that might be payable on the earnings of foreign subsidiaries, if remitted, would be partially offset by U.S. foreign tax credits.
In September 2013, the Internal Revenue Service released final tangible property regulations that clarified and expanded Sections 162(a) and 263(a) of the Internal Revenue Code which relate to the deduction and capitalization of expenditures associated with tangible property as well as dispositions of tangible property. The regulations will be effective for the Company’s fiscal year ending March 28, 2015. The Company is currently evaluating the expected impact of these new regulations and believes that they will not have a material impact on the Company’s consolidated financial statements.
Uncertain Income Tax Benefits
Fiscal 2014, Fiscal 2013, and Fiscal 2012 Activity
Reconciliations of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for Fiscal 2014, Fiscal 2013, and Fiscal 2012 are presented below:

	Fiscal Years Ended
	March 29, 2014		March 30, 2013		March 31, 2012
	(millions)
Unrecognized tax benefits beginning balance	$100		$129		$125
Additions related to current period tax positions	6		4		4
Additions related to prior period tax positions	12		12		8
Reductions related to prior period tax positions	(13)	(a)	(32)	(b)	(4)
Reductions related to expiration of statutes of limitations	(2)		(1)		(2)
Reductions related to settlements with taxing authorities	(23)	(a)	(10)	(b)	—
Additions (reductions) related to foreign currency translation	3		(2)		(2)
Unrecognized tax benefits ending balance	$83		$100		$129

(a)	Includes a $29 million decline in unrecognized tax benefits as a result of the Company's tax settlement agreement reached in Fiscal 2014 for the taxable years ended April 3, 2004 and April 2, 2005.

(b)
Includes a $34 million decline in unrecognized tax benefits as a result of the Company's tax settlement agreement reached in Fiscal 2013 in connection with a tax examination for the taxable years ended March 29, 2008 through April 3, 2010.

The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. Reconciliations of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits for Fiscal 2014, Fiscal 2013, and Fiscal 2012 are presented below:

	Fiscal Years Ended
	March 29, 2014	March 30, 2013		March 31, 2012
	(millions)
Accrued interest and penalties beginning balance	$50	$39		$31
Net additions charged to expense	6	22	(a)	8
Reductions related to prior period tax positions	(4)	(10)		—
Reductions related to settlements with taxing authorities	(5)	(1)		—
Additions related to foreign currency translation	2	—		—
Accrued interest and penalties ending balance	$49	$50		$39

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)
Includes a reserve of $17 million for an interest assessment on a prior year withholding tax. No underlying tax exposure exists. The interest assessed was not material to the Company's consolidated financial statements in any period.

The total amount of unrecognized tax benefits, including interest and penalties, was $132 million and $150 million as of March 29, 2014 and March 30, 2013, respectively, and is included within the non-current liability for unrecognized tax benefits in the consolidated balance sheets. The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $86 million and $115 million as of March 29, 2014 and March 30, 2013, respectively.
Future Changes in Unrecognized Tax Benefits
The total amount of unrecognized tax benefits relating to the Company's tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing tax audits and assessments and the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, the Company does not anticipate that the balance of gross unrecognized tax benefits, excluding interest and penalties, will change significantly during the next twelve months. However, changes in the occurrence, expected outcomes, and timing of such events could cause the Company's current estimate to change materially in the future.
The Company files tax returns in the U.S. federal and various state, local, and foreign jurisdictions. With few exceptions for those tax returns, the Company is no longer subject to examinations by the relevant tax authorities for years prior to fiscal year 2006.

14.	Debt
Debt consists of the following:

	March 29, 2014	March 30, 2013
	(millions)
2.125% Senior Notes due September 26, 2018	$300	$—
4.5% Euro-denominated notes due October 4, 2013(a)	—	267
Total debt	300	267
Less: current portion of long-term debt	—	267
Long-term debt	$300	$—

(a) Principal amount was repaid upon maturity.
Senior Notes
In September 2013, the Company completed a registered public debt offering and issued $300 million aggregate principal amount of unsecured senior notes due September 26, 2018 (the "Senior Notes") at a price equal to 99.896% of their principal amount. The Senior Notes bear interest at a fixed rate of 2.125%, payable semi-annually. The proceeds from this offering were used for general corporate purposes, including the repayment of the Company's €209 million principal amount outstanding of 4.5% Euro-denominated notes (the "Euro Debt"), which matured on October 4, 2013.
The Company has the option to redeem the Senior Notes, in whole or in part, at any time at a price equal to accrued interest on the redemption date, plus the greater of (i) 100% of the principal amount of Senior Notes to be redeemed or (ii) the sum of the present value of Remaining Scheduled Payments, as defined in the indenture governing the Senior Notes (the "Indenture"). The Indenture contains certain covenants that restrict the Company’s ability, subject to specified exceptions, to incur certain liens; enter into sale and leaseback transactions; consolidate or merge with another party; or sell, lease, or convey all or substantially all of the Company's property or assets to another party. However, the Indenture does not contain any financial covenants.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revolving Credit Facilities
Global Credit Facility
The Company has a credit facility that provides for a $500 million senior unsecured revolving line of credit through March 2016, which may also be used to support the issuance of letters of credit and the initiation and maintenance of a commercial paper program (the "Global Credit Facility"). Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and other currencies, including Euros, Hong Kong Dollars, and Japanese Yen. The Company has the ability to expand its borrowing availability under the Global Credit Facility to $750 million, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. As of March 29, 2014, there were no borrowings outstanding under the Global Credit Facility and the Company was contingently liable for $8 million of outstanding letters of credit.
U.S. Dollar-denominated borrowings under the Global Credit Facility bear interest, at the Company's option, either at (a) a base rate, by reference to the greatest of: (i) the annual prime commercial lending rate of JPMorgan Chase Bank, N.A. in effect from time to time, (ii) the weighted-average overnight Federal funds rate plus 50 basis points, or (iii) the one-month London Interbank Offered Rate ("LIBOR") plus 100 basis points; or (b) LIBOR, adjusted for the Federal Reserve Board's Eurocurrency liabilities maximum reserve percentage, plus a spread of 87.5 basis points, subject to adjustment based on the Company's credit ratings ("Adjusted LIBOR"). Foreign currency-denominated borrowings bear interest at Adjusted LIBOR.
In addition to paying interest on any outstanding borrowings under the Global Credit Facility, the Company is required to pay a commitment fee to the lenders under the Global Credit Facility with respect to the unutilized commitments. The commitment fee rate of 12.5 basis points under the terms of the Global Credit Facility is subject to adjustment based on the Company's credit ratings.
The Global Credit Facility contains a number of covenants that, among other things, restrict the Company's ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make certain investments. The Global Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the "leverage ratio") of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus eight times consolidated rent expense for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, and (iv) consolidated rent expense. As of March 29, 2014, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company's Global Credit Facility.
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
Pan-Asia Credit Facilities
Certain of the Company's subsidiaries in Asia have uncommitted credit facilities with regional branches of JPMorgan Chase (the "Banks") in China, Malaysia, South Korea, and Taiwan (the "Pan-Asia Credit Facilities"). These credit facilities are subject to annual renewal and may be used to fund general working capital and corporate needs of the Company's operations in the respective regions. Borrowings under the Pan-Asia Credit Facilities are guaranteed by the parent company and are granted at the sole discretion of the Banks, subject to availability of the Banks' funds and satisfaction of certain regulatory requirements. The Pan-Asia Credit Facilities do not contain any financial covenants. The Company's Pan-Asia Credit Facilities by country are as follows:

•
China Credit Facility - provides Ralph Lauren Trading (Shanghai) Co., Ltd. with a revolving line of credit of up to 100 million Chinese Renminbi (approximately $16 million) through April 8, 2015, and may also be used to support bank guarantees.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Malaysia Credit Facility - provides Ralph Lauren (Malaysia) Sdn Bhd with a revolving line of credit of up to 16 million Malaysian Ringgit (approximately $5 million) through September 17, 2014.

•	South Korea Credit Facility - provides Ralph Lauren (Korea) Ltd. with a revolving line of credit of up to 11 billion South Korean Won (approximately $10 million) through October 31, 2014.

•
Taiwan Credit Facility - provides Ralph Lauren (Hong Kong) Retail Company Limited, Taiwan Branch with a revolving line of credit of up to 59 million New Taiwan Dollars (approximately $2 million) through October 15, 2014.

As of March 29, 2014, there were no borrowings outstanding under any of the Pan-Asia Credit Facilities.

15.	Fair Value Measurements
U.S. GAAP establishes a three-level valuation hierarchy for disclosure of fair value measurements. The determination of the applicable level within the hierarchy of a particular asset or liability depends on the inputs used in its valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally-derived (unobservable). A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

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

•	Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.
The following table summarizes the Company's financial assets and liabilities that are measured and recorded at fair value on a recurring basis:

	March 29, 2014	March 30, 2013
	(millions)
Financial assets recorded at fair value(a):
Government bonds — U.S.	$1	$29
Government bonds — non-U.S.	—	92
Corporate bonds — non-U.S.	—	82
Variable rate municipal securities — U.S.	—	17
Auction rate securities	2	2
Derivative financial instruments	8	15
Total	$11	$237
Financial liabilities recorded at fair value(b):
Derivative financial instruments	$7	$5
Total	$7	$5

(a)	Based on Level 1 measurements, except for auction rate securities and derivative financial instruments, which are based on Level 2 measurements.

(b)	Based on Level 2 measurements.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

To the extent the Company invests in government bonds, corporate bonds, or variable rate municipal securities, such investments are classified as available-for-sale securities and are recorded at fair value in its consolidated balance sheets based upon quoted prices in active markets.
The Company's auction rate securities are classified as available-for-sale securities and are recorded at fair value in the Company's consolidated balance sheets. Third-party pricing institutions may value auction rate securities at par, which may not necessarily reflect prices that would be obtained if sold in the current market. When quoted market prices are unobservable, fair value is estimated based on a number of known factors and external pricing data, including known maturity dates, the coupon rate based upon the most recent reset market clearing rate, the price/yield representing the average rate of recent successfully traded securities, and the total principal balance of each security.
The Company's derivative financial instruments are recorded at fair value in the Company's consolidated balance sheets and are valued using a pricing model, which is primarily based on market observable external inputs, including forward and spot exchange rates for foreign currencies, and considers the impact of the Company's own credit risk, if any. Changes in counterparty credit risk are also considered in the valuation of derivative financial instruments.
The Company's cash and cash equivalents, restricted cash, and time deposits are recorded at carrying value, which approximates fair value based on Level 1 measurements.
The Company's debt obligations are recorded at carrying value in its consolidated balance sheets, which may differ from their fair values. The carrying value of the Senior Notes is adjusted for any unamortized discount, which is not material. The carrying value of the Euro Debt, which was repaid upon its maturity in October 2013, was adjusted for any foreign currency fluctuations, any unamortized discount, and the unamortized fair value adjustment associated with the early termination of an interest rate swap that was designated as a fair value hedge. The fair values of the Company's debt obligations are estimated based on external pricing data, including available quoted market prices of these debt instruments, and of comparable debt instruments with similar interest rates, credit ratings, and trading frequency, among other factors. The following table summarizes the carrying values and the estimated fair values of the Company's debt obligations:

	March 29, 2014		March 30, 2013
	Carrying Value	Fair Value(a)	Carrying Value	Fair Value(a)
	(millions)
2.125% Senior Notes	$300	$300	N/A	N/A
Euro Debt	N/A	N/A	$267	$272

(a)	Based on Level 2 measurements.
Unrealized gains or losses on the Company's debt do not result in the realization or expenditure of cash, unless the debt is retired prior to its maturity.
Non-financial Assets and Liabilities
The Company's non-financial assets, which primarily consist of goodwill, other intangible assets, and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis or whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering external market participant assumptions.
During Fiscal 2014, Fiscal 2013, and Fiscal 2012, the Company recorded non-cash impairment charges to reduce the carrying values of certain long-lived store assets to their fair values. The fair values of these assets were determined based on Level 3 measurements. Inputs to these fair value measurements included estimates of the amount and timing of the stores' net future discounted cash flows based on historical experience, current trends, and market conditions. The following table summarizes the impairment charges recorded during Fiscal 2014, Fiscal 2013, and Fiscal 2012:

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012
	(millions)
Aggregate carrying value of long-lived assets written down to fair value	$1	$19	$3
Impairment charges(a)	(1)	(19)	(2)

(a)	See Note 11 for details of impairment charges recorded in Fiscal 2014, Fiscal 2013, and Fiscal 2012.
No goodwill impairment charges were recorded during any of the fiscal years presented. In Fiscal 2014, the Company performed its annual goodwill impairment assessment using a qualitative approach as of the beginning of the second quarter of the fiscal year. In performing the assessment, the Company identified and considered the significance of relevant key factors, events, and circumstances that affected the fair values and/or carrying amounts of its reporting units. These factors included external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as the Company's actual and planned financial performance. Additionally, the results of the Company's most recent quantitative goodwill impairment test were also considered, which indicated that the fair values of its reporting units significantly exceeded their respective carrying values. Based on the results of its qualitative goodwill impairment assessment, the Company concluded that it is not more likely than not that the fair values of its reporting units are less than their respective carrying values, and there were no reporting units at risk of impairment.

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
The following table summarizes the Company's outstanding derivative instruments on a gross basis as recorded in the consolidated balance sheets as of March 29, 2014 and March 30, 2013:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	March 29, 2014	March 30, 2013	March 29, 2014		March 30, 2013		March 29, 2014		March 30, 2013
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Inventory purchases	$476	$366	(c)	$2	PP	$14	AE	$(5)	AE	$(2)
FC — Other(d)	223	25	—	—	—	—	AE	(2)	AE	(1)
NI — Euro Debt	—	140	—	N/A	—	(e)	—	N/A	—	(e)
Total Designated Hedges	$699	$531		$2		$14		$(7)		$(3)
Undesignated Hedges:
FC — Other(f)	$280	$270	(g)	$6	PP	$1	—	$—	AE	$(2)
Total Hedges	$979	$801		$8		$15		$(7)		$(5)

(a)	FC = Forward foreign currency exchange contracts; NI = Net Investment Hedge; Euro Debt = Euro-denominated 4.5% notes that matured on October 4, 2013.

(b)	PP = Prepaid expenses and other current assets; AE = Accrued expenses and other current liabilities.

(c)	$1 million included within prepaid expenses and other current assets and $1 million included within other non-current assets.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(d)	Primarily designated hedges of foreign currency-denominated intercompany royalty payments, marketing contributions, and other net operational exposures.

(e)
As of March 30, 2013, a portion of the previously outstanding Euro Debt's €209 million principal amount was designated as a hedge of the Company's net investment in certain of its European subsidiaries. The entire principal amount of this hedge was de-designated prior to the Euro Debt's maturity on October 4, 2013. See Note 15 for a summary of the carrying value and the estimated fair value of the Euro Debt as of March 30, 2013.

(f)	Primarily undesignated hedges of foreign currency-denominated intercompany loans.

(g)	$2 million included within prepaid expenses and other current assets and $4 million included within other non-current assets.
The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheets on a gross basis, even though they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its forward foreign currency exchange contracts on a net basis in accordance with the terms of each of its master netting arrangements, spread across eight separate counterparties, the amounts presented in the consolidated balance sheets as of March 29, 2014 and March 30, 2013 would be adjusted from the current gross presentation as detailed in the following table:

	March 29, 2014			March 30, 2013
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements	Net Amount
	(millions)
FC — Derivative assets	$8	$(1)	$7	$15	$(3)	$12
FC — Derivative liabilities	$(7)	$1	$(6)	$(5)	$3	$(2)
The Company's master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties. Refer to Note 3 for further discussion of the Company's master netting arrangements.
The following tables summarize the pretax impact of the effective portion of gains and losses from the Company's derivative instruments on its consolidated financial statements for the fiscal years presented:

	Gains (Losses) Recognized in OCI			Gains (Losses) Reclassified from AOCI to Earnings			Location of Gains (Losses) Reclassified from AOCI to Earnings
	Fiscal Years Ended			Fiscal Years Ended
Derivative Instrument	March 29, 2014	March 30, 2013	March 31, 2012	March 29, 2014	March 30, 2013	March 31, 2012
	(millions)
Designated Cash Flow Hedges:
FC — Inventory purchases	$(10)	$21	$29	$10	$32	$(2)	Cost of goods sold
FC — Other	—	(1)	5	—	4	(3)	Foreign currency gains (losses)
	$(10)	$20	$34	$10	$36	$(5)
Designated Hedge of Net Investment:
Euro Debt(a)	$—	$11	$16	$—	$—	$—
Total Designated Hedges	$(10)	$31	$50	$10	$36	$(5)

(a)
Amounts recognized in OCI relate to remeasurement of the Euro Debt, which was repaid in October 2013, and would be recognized in earnings only upon the sale or liquidation of the hedged net investment.

During Fiscal 2014, the Company also recorded a foreign currency gain of $2 million associated with the discontinuance of certain cash flow hedges, as the related forecasted transactions were no longer probable of occurring.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 29, 2014, it is expected that approximately $5 million of net losses deferred in AOCI related to derivative financial instruments will be recognized in earnings over the next twelve months. No material gains or losses relating to ineffective hedges were recognized during any of the fiscal years presented.

The following table summarizes the impact of gains and losses from the Company's undesignated hedge contracts on its consolidated financial statements for the fiscal years presented:

	Gains (Losses) Recognized in Earnings			Location of Gains (Losses) Recognized in Earnings
	Fiscal Years Ended
Derivative Instrument	March 29, 2014	March 30, 2013	March 31, 2012
	(millions)
Undesignated Hedges:
FC — Other	$20	$(4)	$1	Foreign currency gains (losses)
Total Undesignated Hedges	$20	$(4)	$1
The following is a summary of the Company's risk management strategies and the effect of those strategies on the consolidated financial statements.
Foreign Currency Risk Management
Forward Foreign Currency Exchange Contracts
The Company primarily enters into forward foreign currency exchange contracts as hedges to reduce its risk from exchange rate fluctuations on inventory purchases made in an entity's non-functional currency, intercompany royalty payments made by certain of its international operations, intercompany contributions to fund certain marketing efforts of its international operations, and other foreign currency-denominated operational cash flows. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily to changes in the value of the Euro, the Japanese Yen, the Hong Kong Dollar, the South Korean Won, and the Australian Dollar, the Company hedges a portion of its foreign currency exposures anticipated over a two-year period. In doing so, the Company uses foreign currency exchange forward contracts that generally have maturities of three months to two years to provide continuing coverage throughout the hedging period.
Hedge of Net Investment in Certain European Subsidiaries
Historically, the Company designated the principal amount of its outstanding Euro Debt as a hedge of its net investment in certain of its European subsidiaries. To the extent designated as a net investment hedge, changes in the Euro Debt's carrying value resulting from fluctuations in the Euro exchange rate were reported in equity within foreign currency translation gains (losses), a component of AOCI, as the debt was a highly effective hedge. The Euro Debt was repaid upon its maturity in October 2013.
See Note 3 for further discussion of the Company's accounting policies relating to its derivative financial instruments.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments
The following table summarizes the Company's short-term and non-current investments recorded in the consolidated balance sheets as of March 29, 2014 and March 30, 2013:

	March 29, 2014			March 30, 2013
Type of Investment	Short-term < 1 year	Non-current 1 - 3 years	Total	Short-term < 1 year	Non-current 1 - 3 years	Total
			(millions)
Available-for-sale:
Government bonds — U.S.	$1	$—	$1	$21	$8	$29
Government bonds — non-U.S.	—	—	—	67	25	92
Corporate bonds — non-U.S.	—	—	—	36	46	82
Variable rate municipal securities — U.S.	—	—	—	17	—	17
Auction rate securities(a)	—	2	2	—	2	2
Total available-for-sale investments	$1	$2	$3	$141	$81	$222
Other:
Time deposits	$487	$—	$487	$184	$—	$184
Total investments	$488	$2	$490	$325	$81	$406

(a)
Auction rate securities have characteristics similar to short-term investments. However, the Company has classified these securities as non-current investments in its consolidated balance sheets as current market conditions call into question its ability to redeem these investments for cash within the next twelve months.

No significant realized or unrealized gains or losses on available-for-sale investments or other-than-temporary impairment charges were recorded in any of the fiscal periods presented. Refer to Note 19 for further detail.
See Note 3 for further discussion of the Company's accounting policies relating to its investments.

17.	Commitments and Contingencies
Leases
The Company operates most of its retail stores under various leasing arrangements. The Company also occupies various office and warehouse facilities and uses certain equipment under numerous lease agreements. Such leasing arrangements are accounted for as either operating leases or capital leases. In this context, capital leases include leases whereby the Company is considered to have the substantive risks of ownership during construction of a leased property. Information on the Company's operating and capital leasing activities is set forth below.
Operating Leases
The Company is typically required to make minimum rental payments, and often contingent rental payments, under its operating leases. Many of the Company's retail store leases provide for contingent rental payments based upon sales, and certain rental agreements require payment based solely on a percentage of sales. Terms of the Company's leases generally contain renewal options, rent escalation clauses, and landlord incentives. Rent expense, net of sublease income, was approximately $455 million, $430 million, and $427 million in Fiscal 2014, Fiscal 2013, and Fiscal 2012, respectively. Such amounts include contingent rental charges of approximately $176 million, $174 million, and $182 million in Fiscal 2014, Fiscal 2013, and Fiscal 2012, respectively. In addition to such amounts, the Company is normally required to pay taxes, insurance, and certain occupancy costs relating to the leased real estate properties.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 29, 2014, future minimum rental payments under noncancelable operating leases with lease terms in excess of one year were as follows:

Minimum Operating Lease Payments(a)(b)
(millions)
Fiscal 2015	$336
Fiscal 2016	315
Fiscal 2017	290
Fiscal 2018	271
Fiscal 2019	247
Fiscal 2020 and thereafter	927
Total minimum rental payments	$2,386

(a)	Net of sublease income, which is not significant in any period.

(b)
Includes a $74 million operating lease obligation related to the land portion of the build-to-suit lease agreement for a new Polo flagship store on Fifth Avenue in New York City entered into in Fiscal 2014, as further described below.

Capital Leases
Assets under capital leases, including build-to-suit leases, amounted to approximately $259 million and $33 million at the end of Fiscal 2014 and Fiscal 2013, respectively, net of accumulated amortization of approximately $19 million and $16 million, respectively. Such assets are classified within property and equipment, net in the consolidated balance sheets based on their nature. As of March 29, 2014, future minimum rental payments under noncancelable capital leases, including build-to-suit leases, with lease terms in excess of one year were as follows:

Minimum Capital Lease Payments(a)(b)
(millions)
Fiscal 2015	$24
Fiscal 2016	24
Fiscal 2017	24
Fiscal 2018	23
Fiscal 2019	23
Fiscal 2020 and thereafter	98
Total	216
Less: amount representing interest	(46)
Present value of net minimum rental payments	$170

(a)	Net of sublease income, which is not significant in any period.

(b)
Includes lease payments related to the Company's build-to-suit lease agreement for a new Polo flagship store on Fifth Avenue in New York City entered into in Fiscal 2014. The total commitment related to this lease is $235 million, comprised of a $74 million operating lease obligation related to the land portion of the lease (included in the minimum operating lease payments table above) and a $161 million obligation related to the building portion of the lease (included in the minimum capital lease payments table above).

Employee Agreements
The Company has employment agreements with certain executives in the normal course of business which provide for compensation and certain other benefits. These agreements also provide for severance payments under certain circumstances.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Commitments
Other off-balance sheet firm commitments amounted to approximately $1.381 billion as of March 29, 2014, including inventory purchase commitments of approximately $1.106 billion, outstanding letters of credit of approximately $9 million, interest payments related to the Company's 2.125% Senior Notes of approximately $29 million, and other commitments of approximately $237 million, comprised of the Company's legally-binding obligations under sponsorship, licensing, and other marketing and advertising agreements, distribution-related agreements, information technology-related service agreements, and pension-related obligations.
Litigation
Wathne Imports Litigation
On August 19, 2005, Wathne Imports, Ltd. ("Wathne"), the Company's then domestic licensee for luggage and handbags, filed a complaint in the U.S. District Court in the Southern District of New York against the Company and Mr. Ralph Lauren, its Chairman and Chief Executive Officer, asserting, among other things, federal trademark law violations, breach of contract, breach of obligations of good faith and fair dealing, fraud, and negligent misrepresentation. The complaint originally sought, among other relief, injunctive relief, compensatory damages in excess of $250 million, and punitive damages of not less than $750 million. On September 13, 2005, Wathne withdrew this complaint from the U.S. District Court and filed a complaint in the Supreme Court of the State of New York, New York County, making substantially the same allegations and claims (excluding the federal trademark claims), and seeking similar relief. On February 1, 2006, the Court granted the Company's motion to dismiss all of the causes of action, including the cause of action against Mr. Lauren, except for breach of contract related claims, and denied Wathne's motion for a preliminary injunction. Following some discovery, the Company moved for summary judgment on the remaining claims and Wathne cross-moved for partial summary judgment. In an April 11, 2008 Decision and Order, the Court granted the Company's summary judgment motion to dismiss most of the claims against the Company, and denied Wathne's cross-motion for summary judgment. Wathne appealed the dismissal of its claims to the Appellate Division of the Supreme Court. Following a hearing on May 19, 2009, the Appellate Division issued a Decision and Order on June 9, 2009 which, in large part, affirmed the lower Court's ruling. Since then, Wathne has made various attempts to expand the scope of its claim and the damages sought by making various motions and pursuing several intermediate appeals.
At this time, Wathne's principle remaining claim is that the Company required that Wathne discontinue the use of the Polo Sport brand on handbags in violation of its contract. A trial date has not been scheduled and the Company intends to continue to contest the remaining claims and dispute any alleged damages in this lawsuit vigorously. Management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company's consolidated financial statements.
Other Matters
The Company is otherwise involved, from time to time, in litigation, other legal claims, and proceedings involving matters associated with or incidental to its business, including, among other things, matters involving credit card fraud, trademark and other intellectual property, licensing, and employee relations. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on its financial statements. However, the Company's assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known or determinations by judges, juries, or other finders of fact which are not in accord with management's evaluation of the possible liability or outcome of such litigation or claims.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Class B Common Stock Conversions
During the fourth quarter of Fiscal 2014, Mr. Lauren converted 3.0 million shares of Class B common stock into an equal number of shares of Class A common stock pursuant to the terms of the security, which were subsequently sold in a block trade.
During the third quarter of Fiscal 2013, the Lauren Family, L.L.C., a limited liability company managed by the children of Mr. Lauren, converted 950,000 shares of Class B common stock into an equal number of shares of Class A common stock pursuant to the terms of the security, which were subsequently sold on the open market as part of a pre-determined, systematic trading plan.
These transactions resulted in reclassifications within equity, and had no other effect on the Company's consolidated balance sheets.
Common Stock Repurchase Program
A summary of the Company's repurchases of Class A common stock under our common stock repurchase program is presented below:

	Fiscal Years Ended
	March 29, 2014		March 30, 2013	March 31, 2012
	(in millions)
Cost of shares repurchased	$548	(a)	$450	$395
Number of shares repurchased	3.2	(a)	3.0	3.2

(a)
Includes a $50 million payment made in March 2013 under a share repurchase program with a third-party financial institution, in exchange for the right to receive shares of the Company's Class A common stock at the conclusion of the 93-day repurchase term. The $50 million prepayment was recorded as a reduction to additional paid-in capital in the Company's consolidated balance sheet as of March 30, 2013. The related 0.3 million shares were delivered to the Company during Fiscal 2014, based on the volume-weighted average market price of the Company's Class A common stock over the 93-day repurchase term, less a discount.

As of March 29, 2014, the remaining availability under the Company's Class A common stock repurchase program was approximately $580 million, reflecting the February 4, 2014 approval by the Company's Board of Directors to expand the program by up to an additional $500 million of Class A common stock repurchases. Repurchases of shares of Class A common stock are subject to overall business and market conditions.
In addition, during Fiscal 2014, Fiscal 2013, and Fiscal 2012, 0.4 million, 0.4 million, and 0.2 million shares of Class A common stock, respectively, at a cost of $60 million, $47 million, and $24 million, respectively, were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company's 1997 Long-Term Stock Incentive Plan, as amended (the "1997 Incentive Plan"), and its Amended and Restated 2010 Long-Term Stock Incentive Plan (the "2010 Incentive Plan").
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.
Dividends
Since 2003, the Company has maintained a regular quarterly cash dividend program on its common stock. On May 21, 2012, the Company's Board of Directors approved an increase in the Company's quarterly cash dividend on its common stock from $0.20 per share to $0.40 per share. On November 5, 2013, the Company's Board of Directors approved a further increase to

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company's quarterly cash dividend on its common stock from $0.40 per share to $0.45 per share. Dividends paid amounted to $149 million, $128 million, and $74 million in Fiscal 2014, Fiscal 2013, and Fiscal 2012, respectively.
Conversion of Stock-based Compensation Awards
In connection with the formation of the Office of the Chairman, the Company entered into employment agreements with certain of its executive officers, which became effective during Fiscal 2014, and converted certain fully-vested and expensed stock-based compensation awards to a cash contribution into a deferred compensation account. The Company recorded the excess of these awards' then current redemption value over their original grant-date fair value to retained earnings, with a corresponding increase to other non-current liabilities in the Company's consolidated balance sheet.

19.	Accumulated Other Comprehensive Income
The following table presents the components of other comprehensive income (loss), net of tax, accumulated in equity:

	Foreign Currency Translation Gains (Losses)		Net Unrealized Gains (Losses) on Derivative Financial Instruments (a)	Net Unrealized Gains (Losses) on Available-for-Sale Investments(b)	Net Unrealized Gains (Losses) on Defined Benefit Plans(b)	Total Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at April 2, 2011	$216		$4	$—	$(4)	$216
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(50)	(c)	29	1	(2)	(22)
Amounts reclassified from AOCI to earnings	—		3	—	—	3
Other comprehensive income (loss), net of tax	(50)		32	1	(2)	(19)
Balance at March 31, 2012	166		36	1	(6)	197
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(93)	(c)	19	4	(1)	(71)
Amounts reclassified from AOCI to earnings	—		(32)	—	—	(32)
Other comprehensive income (loss), net of tax	(93)		(13)	4	(1)	(103)
Balance at March 30, 2013	73		23	5	(7)	94
Other comprehensive income (loss), net of tax:
OCI before reclassifications	52	(c)	(20)	(4)	—	28
Amounts reclassified from AOCI to earnings	—		(7)	(1)	—	(8)
Other comprehensive income (loss), net of tax	52		(27)	(5)	—	20
Balance at March 29, 2014	$125		$(4)	$—	$(7)	$114

(a)
OCI before reclassifications to earnings for Fiscal 2013 and Fiscal 2012 are net of tax provisions of $1 million and $5 million, respectively. The tax effect for Fiscal 2014 activity was not material. The tax effects on amounts reclassified to earnings are presented in a table below.

(b)	All amounts are presented net of taxes, which are not material.

(c)	Foreign currency translation gains (losses) include tax provisions of $2 million, $3 million, and $4 million for Fiscal 2014, Fiscal 2013, and Fiscal 2012, respectively.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents reclassifications from AOCI to earnings, by component:

	Fiscal Year Ended
	March 29, 2014	March 30, 2013	March 31, 2012	Location of Gains (Losses) Reclassified from AOCI to Earnings
	(millions)
Gains (losses) on derivative financial instruments(a):
FC — Inventory purchases	$10	$32	$(2)	Cost of goods sold
FC — Other	—	4	(3)	Foreign currency gains (losses)
Tax effect	(3)	(4)	2	Provision for income taxes
Net of tax	$7	$32	$(3)

Gains on available-for-sale securities:
Sales of available-for-sale securities	$1	$—	$—	Interest and other income, net
Tax effect	—	—	—	Provision for income taxes
Net of tax	$1	$—	$—

(a)	FC = Forward foreign currency exchange contracts.

20.	Stock-based Compensation
Long-term Stock Incentive Plans
The Company's stock-based compensation awards are currently issued under the 2010 Incentive Plan, which was approved by its stockholders on August 5, 2010. However, any prior awards granted under the1997 Incentive Plan remain subject to the terms of that plan. Any awards that expire, are forfeited, or are surrendered to the Company in satisfaction of taxes are available for issuance under the 2010 Incentive Plan. On September 24, 2013, the Company registered with the SEC an additional 1.7 million shares of its Class A common stock for issuance pursuant to the 2010 Incentive Plan. As of March 29, 2014, 3.8 million shares remained available for future issuance under the Company's incentive plans.
Equity awards that may be made under the Company's incentive plans include, but are not limited to, (i) stock options, (ii) restricted stock, and (iii) restricted stock units ("RSUs").
Impact on Results
A summary of the total expense and the associated income tax benefits recognized related to stock-based compensation arrangements is as follows:

	Fiscal Years Ended
	March 29, 2014		March 30, 2013	March 31, 2012
	(millions)
Compensation expense	$93	(a)	$88	$78
Income tax benefit	$(34)		$(29)	$(26)

(a)
Includes approximately $10 million of accelerated stock-based compensation expense recorded within restructuring and other charges in the consolidated statement of income for Fiscal 2014 (see Note 12). All other stock-based compensation expense is recorded within SG&A expenses.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
Stock options are granted to employees and non-employee directors with exercise prices equal to the fair market value of the Company's Class A common stock on the date of grant. Options generally become exercisable ratably (graded-vesting schedule) over a three-year vesting period, subject to continuing employment. Stock options expire seven years from the date of grant.
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
Expected Dividend Yield — The expected dividend yield is based on the Company's quarterly cash dividend of (i) $0.20 per share for grants made during and after the fourth quarter of Fiscal 2011, but prior to the first quarter of Fiscal 2013, (ii) $0.40 per share for grants made during and after the first quarter of Fiscal 2013, but prior to the third quarter of Fiscal 2014, and (iii) $0.45 per share for grants made during and after the third quarter of Fiscal 2014.
Risk-free Interest Rate — The risk-free interest rate is determined using the implied yield for a traded zero-coupon U.S. Treasury bond with a term equal to the option's expected term.
The Company's weighted average assumptions used to estimate the fair value of stock options granted during the fiscal years presented were as follows:

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012
Expected term (years)	4.2	4.5	4.7
Expected volatility	32.9%	44.3%	44.7%
Expected dividend yield	0.98%	1.05%	0.72%
Risk-free interest rate	1.1%	0.6%	1.3%
Weighted-average option grant date fair value	$45.83	$47.89	$49.13
A summary of stock option activity during Fiscal 2014 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
	(thousands)		(years)	(millions)
Options outstanding at March 30, 2013	2,954	$91.26	4.1	$231
Granted	840	179.45
Exercised	(673)	78.18
Cancelled/Forfeited	(95)	155.44
Options outstanding at March 29, 2014	3,026	$116.66	4.1	$143

Options vested and expected to vest at March 29, 2014(b)	2,965	$115.49	4.1	$143
Options exercisable at March 29, 2014	1,804	$85.06	3.0	$134

(a)	Aggregate intrinsic value is the amount by which the market price of Class A common stock at the end of the period exceeds the exercise price of the stock option, multiplied by the number of options.

(b)	The number of options expected to vest takes into consideration expected forfeitures.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional information pertaining to the Company's stock option plans is as follows:

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012
	(millions)
Aggregate intrinsic value of stock options exercised(a)	$63	$76	$101
Cash received from the exercise of stock options	52	49	61
Tax benefits realized on exercise	24	29	36

(a)	Aggregate intrinsic value is the amount by which the market price of Class A common stock exceeded the stock option's exercise price when exercised, multiplied by the number of options.
As of March 29, 2014, there was $23 million of total unrecognized compensation expense related to nonvested stock options granted expected to be recognized over a weighted-average period of 1.4 years.
Service-based RSUs and Restricted Stock Awards
The Company grants service-based RSUs to certain of its senior executives and restricted shares of Class A common stock to its non-employee directors.
Service-based RSUs granted to executives generally vest over a three to five-year period, subject to the executive's continuing employment. The fair values of service-based RSUs are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for restricted securities not entitled to dividend equivalents.
Restricted shares granted to non-employee directors vest ratably over a three-year period and are accounted for at fair value on the date of grant. Holders of restricted shares are entitled to receive cash dividends in connection with the payments of dividends on the Company's Class A common stock.
A summary of restricted stock and service-based RSU activity during Fiscal 2014 is as follows:

	Restricted Stock		Service- based RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
	(thousands)		(thousands)
Nonvested at March 30, 2013	5	$134.28	98	$79.52
Granted	3	164.76	—	—
Vested	(3)	118.57	(88)	71.07
Forfeited	—	—	(3)	154.55
Nonvested at March 29, 2014	5	$159.71	7	$145.88

	Restricted Stock	Service- based RSUs
Total unrecognized compensation at March 29, 2014 (millions)	$0.2	$0.3
Weighted-average period expected to be recognized over (years)	1.5	1.3

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional information pertaining to restricted stock and service-based RSU activity is as follows:

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012
Restricted Stock:
Weighted-average grant date fair value of awards granted	$164.76	$173.33	N/A
Total fair value of awards vested (millions)	$1	$1	N/A
Service-based RSUs:
Weighted-average grant date fair value of awards granted	N/A	$150.17	$140.86
Total fair value of awards vested (millions)	$16	$22	$15
Performance-based RSUs
The Company grants performance-based RSUs to senior executives and other key executives, as well as certain of its other employees. Performance-based RSUs generally vest (i) upon the completion of a three-year period of time (cliff vesting), subject to the employee's continuing employment and the Company's achievement of certain performance goals established at the beginning of the three-year performance period or (ii) ratably, over a three-year period of time (graded vesting), subject to the employee's continuing employment during the applicable vesting period and the achievement by the Company of certain performance goals in the initial year of the three-year vesting period. For performance-based RSUs subject to cliff vesting, the number of shares that may be earned ranges between 0% (if the specified threshold performance level is not attained) and 150% (if performance meets or exceeds the maximum achievement level) of the awards originally granted. If actual performance exceeds the pre-established threshold, the number of shares earned is calculated based on the relative performance between specified levels of achievement.
Beginning in July 2012, certain of the cliff vesting performance-based RSU awards granted by the Company, in addition to being subject to continuing employment requirements and the Company's performance goals noted above, are also subject to a market condition in the form of a total shareholder return ("TSR") modifier. The actual number of shares that vest at the end of the respective three-year period is determined based on the Company's achievement of the three-year performance goals described above, as well as its TSR relative to the S&P 500 over the related three-year performance period. At the end of the three-year performance period, if the performance condition is achieved at or above the pre-established threshold, the number of shares earned is further adjusted by a TSR modifier payout percentage, which ranges between 75% and 125%, based on the Company's TSR performance relative to that of the S&P 500 index over the respective three-year period. Depending on the total level of achievement, the actual number of shares that vest for performance-based RSU awards with a TSR modifier may range from 0% to 187.5% of the awards originally granted.
The fair value of the Company's performance-based RSUs that are not subject to a TSR modifier is based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for those securities that are not entitled to dividend equivalents. The fair value of the Company's performance-based RSUs with a TSR modifier is determined on the date of grant using a Monte Carlo simulation valuation model. This pricing model uses multiple simulations to evaluate the probability of the Company achieving various stock price levels to determine its expected TSR performance ranking. The assumptions used to estimate the fair value of performance-based RSUs with a TSR modifier granted during the fiscal years ended March 29, 2014 and March 30, 2013 were as follows:

	Fiscal Year Ended
	March 29, 2014	March 30, 2013
Expected term (years)	2.9	3.0
Expected volatility	32.6%	34.0%
Expected dividend yield	0.98%	1.13%
Risk-free interest rate	0.4%	0.3%
Weighted-average grant date fair value	$169.14	$136.16

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of performance-based RSU without TSR Modifier and performance-based RSU with TSR Modifier activity during Fiscal 2014 is as follows:

	Performance-based RSUs — without TSR Modifier		Performance-based RSUs — with TSR Modifier
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
	(thousands)		(thousands)
Nonvested at March 30, 2013	1,015	$112.80	73	$136.16
Granted	307	171.93	78	169.14
Change due to performance/market condition achievement	141	76.33	—	—
Vested	(627)	85.79	—	—
Forfeited	(38)	141.80	(6)	150.32
Nonvested at March 29, 2014	798	$148.93	145	$153.29

	Performance-based RSUs — without TSR Modifier	Performance-based RSUs — with TSR Modifier
Total unrecognized compensation at March 29, 2014 (millions)	$41	$9
Weighted-average period expected to be recognized over (years)	1.5	1.9
Additional information pertaining to performance-based RSU without TSR Modifier and performance-based RSU with TSR Modifier activity is as follows:

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012
Performance-based RSUs — without TSR Modifier:
Weighted-average grant date fair value of awards granted	$171.93	$137.45	$124.43
Total fair value of awards vested (millions)	$109	$106	$56
Performance-based RSUs — with TSR Modifier:
Weighted-average grant date fair value of awards granted	$169.14	$136.16	N/A
Total fair value of awards vested (millions)	$—	$—	N/A

21.	Employee Benefit Plans
Profit Sharing Retirement Savings Plans
The Company sponsors defined contribution benefit plans covering substantially all eligible employees in the U.S. and Puerto Rico who are not covered by a collective bargaining agreement. The plans include a savings plan feature under Section  401(k) of the Internal Revenue Code. The Company makes discretionary matching contributions to the plans, which historically were equal to 50% of the first 6% of salary contributed by an eligible employee. On November 7, 2011, the Company's Board of Directors approved a supplemental discretionary matching contribution for plan years beginning with Fiscal 2012, whereby if the Company achieves a "stretch" or a "maximum" performance target based on certain goals established at the beginning of each fiscal year, the matching contribution will be increased to 75% or 100%, respectively, of the first 6% of salary contributed by eligible employees, not to exceed the maximum contribution permitted by the plan.
Under the terms of the plans, a participant becomes 100% vested in the Company's matching contributions after five years of credited service. Contributions made by the Company under these plans were approximately $10 million in each of Fiscal 2014, Fiscal 2013, and Fiscal 2012.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

International Defined Benefit Plans
The Company sponsors certain single-employer defined benefit plans and cash balance plans at international locations which are not considered to be material individually or in the aggregate to the Company's financial statements. Pension benefits under these plans are based on formulas that reflect the employees' years of service and compensation levels during their employment period. The aggregate funded status of the single-employer defined benefit plans reflected net assets of $1 million and net liabilities of $2 million as of March 29, 2014 and March 30, 2013, respectively, and were primarily recorded within other non-current assets and other non-current liabilities, respectively, in the Company's consolidated balance sheets. These single-employer defined benefit plans had aggregate projected benefit obligations of $51 million and aggregate fair values of plan assets of $52 million as of March 29, 2014, compared to aggregate projected benefit obligations of $45 million and aggregate fair values of plan assets of $43 million as of March 30, 2013. The asset portfolio of the single-employer defined benefit plans primarily consists of fixed income securities, which have been measured at fair value largely using Level 2 inputs, as described in Note 15. Pension expense for these plans, recorded within SG&A expenses in the Company's consolidated statements of income, was $5 million, $4 million, and $5 million in Fiscal 2014, Fiscal 2013, and Fiscal 2012, respectively.
Union Pension Plan
The Company participates in a multi-employer pension plan and is required to make contributions to the Workers United union (which was previously known as UNITE HERE) (the "Union") for dues based on wages paid to union employees. A portion of these dues is allocated by the Union to a retirement fund which provides defined benefits to substantially all unionized workers. The Company does not participate in the management of the plan and has not been furnished with information with respect to the type of benefits provided, vested and non-vested benefits, or assets.
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
Other Compensation Plans
The Company has a non-qualified supplemental retirement plan for certain highly compensated employees whose benefits under the 401(k) profit sharing retirement savings plans were expected to be constrained by the operation of certain Internal Revenue Code limitations. These supplemental benefits vest over time and the related compensation expense is recognized over the vesting period. Effective August 2008, the Company amended this plan, resulting in a suspension of the annual contributions for substantially all plan participants. Further, affected participants were provided with a one-time election to either withdraw all benefits vested in the plan in a lump sum amount or remain in the plan and receive future distributions of benefits vested over a three-year period. As of both March 29, 2014 and March 30, 2013, amounts accrued under this plan totaled approximately $9 million and were classified within other non-current liabilities in the consolidated balance sheets. Total compensation expense recognized related to these benefits was not material in each of the three fiscal years presented.
Additionally, the Company has deferred compensation arrangements for certain key executives which generally provide for payments upon retirement, death, or termination of employment. The amounts accrued under these plans were approximately $20 million and $3 million as of March 29, 2014 and March 30, 2013, respectively, and were classified within other non-current liabilities in the consolidated balance sheets. The March 29, 2014 balance reflects the conversion of certain executive stock-based compensation awards to a cash contribution into a deferred compensation account (see Note 18). Total compensation expense related to these compensation arrangements was not material in each of the three fiscal years presented. The Company funds a portion of these obligations through the establishment of trust accounts on behalf of the executives participating in the plans. The trust accounts are classified within other non-current assets in the consolidated balance sheets.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.	Segment Information
The Company has three reportable segments based on its business activities and organization: Wholesale, Retail, and Licensing. These segments offer a variety of products through different channels of distribution. The Wholesale segment consists of women's, men's, and children's apparel, accessories, home furnishings, and related products which are sold to major department stores, specialty stores, golf and pro shops, and the Company's owned, licensed, and franchised retail stores in the U.S. and overseas. The Retail segment consists of the Company's integrated worldwide retail operations, which sell products through its retail stores, its concession-based shop-within-shops, and its e-commerce sites, which are purchased from the Company's licensees, suppliers, and Wholesale segment. The Licensing segment generates revenues from royalties earned on the sale of the Company's apparel, home, and other products internationally and domestically through licensing alliances. The licensing agreements grant the licensees rights to use the Company's various trademarks in connection with the manufacture and sale of designated products in specified geographic areas for specified periods.
The accounting policies of the Company's segments are consistent with those described in Notes 2 and 3. Sales and transfers between segments are generally recorded at cost and treated as transfers of inventory. All intercompany revenues, including such sales between segments, are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment's performance is evaluated based upon operating income before restructuring charges and certain other one-time items, such as legal charges, if any. Certain corporate overhead expenses related to global functions (including expenses for senior management, overall brand-related expenses, and certain other corporate-related expenses) remain at corporate, while others are allocated to the segments based upon specific usage or other allocation methods, as appropriate.
Net revenues for each of the Company's reportable segments are as follows:

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012
	(millions)
Net revenues:
Wholesale	$3,486	$3,138	$3,247
Retail	3,798	3,625	3,432
Licensing	166	182	181
Total net revenues(a)	$7,450	$6,945	$6,860

(a)
The Company's sales to its largest wholesale customer, Macy's, accounted for approximately 12% of its total net revenues in Fiscal 2014 and Fiscal 2013, and approximately 10% of its total net revenues in Fiscal 2012.

During the fourth quarter of Fiscal 2014, the Company changed the manner in which it allocates certain costs for management reporting due to strategic changes it implemented to globalize certain functions that will position the Company for future growth. These changes included realigning certain costs between segments and retaining other costs at the corporate level for certain of the Company's global functions. Management believes these changes allow for a better representation of segment operations and are aligned with how segment performance is assessed. As a result of these changes, the Company determined that it is more appropriate to retain certain previously allocated corporate expenses within its unallocated corporate expenses. This expense realignment did not result in a change to the Company's reportable segments. All prior period segment information has been recast to reflect the change in the Company's segment measurement on a comparable basis. This recast had no impact on the Company's segment net revenues or on its consolidated financial statements in any fiscal period.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating income for each of the Company's reportable segments, which has been recast to reflect the fourth quarter Fiscal 2014 change in segment measurement, is as follows:

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012
	(millions)
Operating income:
Wholesale(a)	$963	$903	$835
Retail(b)	572	615	553
Licensing(c)	150	152	149
	1,685	1,670	1,537
Unallocated corporate expenses	(553)	(531)	(486)
Gain on acquisition of Chaps(d)	16	—	—
Unallocated restructuring and other charges, net(e)	(18)	(12)	(12)
Total operating income	$1,130	$1,127	$1,039

(a)
During Fiscal 2014 and Fiscal 2013, the Company recorded non-cash impairment charges of approximately $1 million and $2 million, respectively, to write-off certain fixed assets related to its European wholesale operations. See Note 11 for additional information.

(b)
During Fiscal 2013, the Company recorded non-cash asset impairment charges of $15 million to write down certain long-lived assets, primarily in connection with the Rugby Closure Plan and certain underperforming stores in Europe. Fiscal 2012 included asset impairment charges of $2 million primarily to reduce the net carrying values of certain retail stores' long-lived assets to their estimated fair values. See Notes 11 and 12 for additional information.

(c)
During Fiscal 2013, the Company recorded non-cash asset impairment charges of $2 million related to the write-off of certain intangible assets in connection with the Rugby Closure Plan. See Notes 11 and 12 for additional information.

(d)	See Note 5 for further discussion of the gain on acquisition of Chaps.

(e)	The fiscal years presented included certain unallocated restructuring and other charges (See Note 12), which are detailed below:

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012
	(millions)
Restructuring and other charges, net:
Restructuring charges, net:
Wholesale-related	$—	$(1)	$(5)
Retail-related	—	(10)	(6)
Corporate operations-related	(8)	(1)	(1)
Unallocated restructuring charges, net	(8)	(12)	(12)
Other charges(a)	(10)	—	—
Total unallocated restructuring and other charges, net	$(18)	$(12)	$(12)

(a)	See Note 12 for a description of accelerated stock-based compensation expense recorded during Fiscal 2014.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company's quarterly reportable segment operating income, which has been recast to reflect the fourth quarter Fiscal 2014 change in segment measurement, for the first three quarters of Fiscal 2014.

	Three Months Ended
	June 29, 2013	September 28, 2013	December 28, 2013
	(millions)
Operating income:
Wholesale	207	243	217
Retail	165	135	221
Licensing	35	40	40
	407	418	478
Unallocated corporate expenses	(147)	(121)	(130)
Gain on acquisition of Chaps(a)	16	—	—
Unallocated restructuring and other charges, net(b)	—	(2)	(14)
Total operating income	276	295	334

(a)	See Note 5 for further discussion of the gain on acquisition of Chaps.

(b)
Primarily includes severance and benefit costs associated with restructuring of the Company's corporate operations, as well as $10 million of accelerated stock-based compensation expense recorded during the three months ended December 28, 2013 (see Note 12).

The following tables summarize the Company's depreciation and amortization expense and capital expenditures for each of its reportable segments, which have been recast to reflect the fourth quarter Fiscal 2014 change in segment measurement, with no impact on total costs:

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012
	(millions)
Depreciation and amortization:
Wholesale	$66	$67	$64
Retail	125	116	115
Licensing	—	2	1
Unallocated corporate	67	48	45
Total depreciation and amortization	$258	$233	$225

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012
	(millions)
Capital expenditures:
Wholesale	$53	$39	$83
Retail	252	158	135
Licensing	1	—	—
Unallocated corporate	84	79	54
Total capital expenditures	$390	$276	$272

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes total assets for each of the Company's reportable segments, which have been recast to reflect the fourth quarter Fiscal 2014 change in segment measurement, with no impact on the Company's total assets:

	March 29, 2014	March 30, 2013
	(millions)
Total assets:
Wholesale	$2,663	$2,166
Retail	2,334	1,921
Licensing	198	229
Corporate	895	1,102
Total assets	$6,090	$5,418
Net revenues and long-lived assets by geographic location of the reporting subsidiary are as follows:

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012
	(millions)
Net revenues:
The Americas(a),(b)	$4,983	$4,586	$4,403
Europe(a)	1,580	1,447	1,487
Asia(c)	887	912	970
Total net revenues	$7,450	$6,945	$6,860

	March 29, 2014	March 30, 2013
	(millions)
Long-lived assets:
The Americas(a),(b)	$966	$582
Europe(a)	172	182
Asia(c)	184	168
Total long-lived assets	$1,322	$932

(a)	Net revenues and long-lived assets for certain of the Company's licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.

(b)
Includes the U.S., Canada, and Latin America. Net revenues earned in the U.S. during Fiscal 2014, Fiscal 2013, and Fiscal 2012 were $4.744 billion, $4.388 billion, and $4.273 billion, respectively. Long-lived assets located in the U.S. were $948 million and $567 million as of March 29, 2014 and March 30, 2013, respectively.

(c)	Includes Australia, China, Hong Kong, Japan, Macau, Malaysia, New Zealand, the Philippines, Singapore, South Korea, Taiwan, Thailand, and Vietnam.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23.	Additional Financial Information
Cash Interest and Taxes
Cash paid for interest and income taxes is as follows:

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012
	(millions)
Cash paid for interest	$20	$18	$24
Cash paid for income taxes	$302	$339	$189
Non-cash Transactions
Significant non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amount of $45 million, $53 million, and $45 million in Fiscal 2014, Fiscal 2013, and Fiscal 2012, respectively. In addition, the Company recorded an asset as construction in progress and a corresponding capital lease obligation of $230 million within its consolidated balance sheet in connection with a new lease for a new Polo flagship store in New York City, upon taking possession of the property in July 2013 (See Note 17).
Significant non-cash activities in Fiscal 2014 also included the $16 million gain recorded in connection with the Chaps Menswear License Acquisition in April 2013 (See Note 5).
Significant non-cash financing activities included the conversions of 3.0 million shares and 950,000 shares of Class B common stock into an equal number of shares of Class A common stock during Fiscal 2014 and Fiscal 2013, respectively, as described further in Note 18.
There were no other significant non-cash investing or financing activities for the fiscal years presented.

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
These consolidated financial statements have been audited by Ernst & Young LLP in Fiscal 2014, Fiscal 2013, and Fiscal 2012, which is an independent registered public accounting firm. They conducted their audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and have expressed herein their unqualified opinions on those financial statements.
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
May 15, 2014

/S/ RALPH LAUREN	/S/ CHRISTOPHER H. PETERSON
Ralph Lauren	Christopher H. Peterson
Chairman and Chief Executive Officer	Executive Vice President, Chief Administrative Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Ralph Lauren Corporation
We have audited the accompanying consolidated balance sheets of Ralph Lauren Corporation and subsidiaries (the "Company") as of March 29, 2014 and March 30, 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended March 29, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ralph Lauren Corporation and subsidiaries at March 29, 2014 and March 30, 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 29, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 29, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("1992 framework") and our report dated May 15, 2014 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
New York, New York
May 15, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Ralph Lauren Corporation
We have audited Ralph Lauren Corporation and subsidiaries' (the "Company's") internal control over financial reporting as of March 29, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("1992 framework"). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 29, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 29, 2014 and March 30, 2013, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended March 29, 2014 of the Company, and our report dated May 15, 2014 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
New York, New York
May 15, 2014

RALPH LAUREN CORPORATION
SELECTED FINANCIAL INFORMATION
The following table sets forth selected historical financial information as of the dates and for the periods indicated.
The consolidated statement of income data for each of the three fiscal years in the period ended March 29, 2014 as well as the consolidated balance sheet data as of March 29, 2014 and March 30, 2013 have been derived from, and should be read in conjunction with, the audited financial statements, footnotes and other financial information presented elsewhere herein. The consolidated statements of income data for the fiscal years ended April 2, 2011 and April 3, 2010 and the consolidated balance sheet data at March 31, 2012, April 2, 2011, and April 3, 2010 have been derived from audited financial statements not included herein. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein. The historical results are not necessarily indicative of the results to be expected in any future period.

	Fiscal Years Ended(a)
	March 29, 2014(b)	March 30, 2013(c)	March 31, 2012	April 2, 2011(d)	April 3, 2010(e)
	(millions, except per share data)
Statement of Income Data:
Net revenues:
Net sales	$7,284	$6,763	$6,679	$5,482	$4,796
Licensing revenues	166	182	181	178	183
Net revenues	7,450	6,945	6,860	5,660	4,979
Gross profit	4,310	4,156	3,998	3,318	2,899
Depreciation and amortization expense	(258)	(233)	(225)	(194)	(181)
Impairments of assets	(1)	(19)	(2)	(3)	(7)
Restructuring and other charges	(18)	(12)	(12)	(3)	(7)
Operating income	1,130	1,127	1,039	845	707
Interest expense, net	(17)	(16)	(13)	(11)	(10)
Net income	$776	$750	$681	$568	$480
Net income per common share:
Basic	$8.55	$8.21	$7.35	$5.91	$4.85
Diluted	$8.43	$8.00	$7.13	$5.75	$4.73
Weighted average common shares outstanding:
Basic	90.7	91.3	92.7	96.0	98.9
Diluted	92.0	93.7	95.5	98.7	101.3
Dividends declared per common share	$1.70	$1.60	$0.80	$0.50	$0.30

(a)	The fiscal year ended April 3, 2010 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks.

(b)
Reflects the Chaps Menswear License Acquisition effective in April 2013, which resulted in the recognition of a $16 million gain on acquisition, as well as the Australia and New Zealand Licensed Operations Acquisition effective in July 2013 (see Note 5 to the accompanying audited consolidated financial statements).

(c)
Reflects the acquisition of the Ralph Lauren-branded business in Latin America effective in June 2012, the discontinuance of the majority of products sold under the American Living brand effective with the Fall 2012 wholesale selling season, and the wind down of the Rugby brand operations during the second half of the fiscal year.

(d)	Reflects the South Korea Licensed Operations Acquisition effective in January 2011.

(e)	Reflects the Asia-Pacific Licensed Operations Acquisition effective in January 2010.

RALPH LAUREN CORPORATION
SELECTED FINANCIAL INFORMATION (Continued)

	March 29, 2014	March 30, 2013	March 31, 2012	April 2, 2011	April 3, 2010
	(millions)
Balance Sheet Data:
Cash and cash equivalents	$797	$974	$672	$453	$563
Investments	490	406	616	678	660
Working capital	2,359	1,842	1,954	1,646	1,529
Total assets	6,090	5,418	5,416	4,981	4,649
Total debt (including current maturities of debt)	300	267	274	292	282
Equity	4,034	3,785	3,653	3,305	3,117

RALPH LAUREN CORPORATION
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following table sets forth the quarterly financial information of the Company:

	Quarterly Periods Ended(a)
	June 29, 2013	September 28, 2013	December 28, 2013	March 29, 2014
	(millions, except per share data)
Net revenues	$1,653	$1,915	$2,015	$1,867
Gross profit	1,004	1,084	1,172	1,050
Net income	181	205	237	153
Net income per common share:(b)
Basic	$1.98	$2.26	$2.61	$1.70
Diluted	$1.94	$2.23	$2.57	$1.68
Dividends declared per common share	$0.40	$0.40	$0.45	$0.45

	Quarterly Periods Ended(a)
	June 30, 2012	September 29, 2012	December 29, 2012	March 30, 2013
	(millions, except per share data)
Net revenues	$1,593	$1,862	$1,846	$1,644
Gross profit	992	1,095	1,094	975
Net income	193	214	216	127
Net income per common share:(b)
Basic	$2.10	$2.34	$2.37	$1.40
Diluted	$2.03	$2.29	$2.31	$1.37
Dividends declared per common share	$0.40	$0.40	$0.40	$0.40

(a)	All fiscal quarters presented consisted of 13 weeks.

(b)
Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amount because of differences in the average number of common shares outstanding during each period.

