Form 10-Q
period 2014-06-28
RALPH LAUREN CORP
filed 2014-08-07
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2014
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
(212) 318-7000
(Registrant's telephone number, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
At August 1, 2014, 61,064,929 shares of the registrant's Class A common stock, $.01 par value, and 26,881,276 shares of the registrant's Class B common stock, $.01 par value, were outstanding.

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

EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101	INSTANCE DOCUMENT
EX-101	SCHEMA DOCUMENT
EX-101	CALCULATION LINKBASE DOCUMENT
EX-101	LABELS LINKBASE DOCUMENT
EX-101	PRESENTATION LINKBASE DOCUMENT
EX-101	DEFINITION LINKBASE DOCUMENT

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 28, 2014	March 29, 2014
	(millions) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$711	$797
Short-term investments	658	488
Accounts receivable, net of allowances of $261 million and $270 million	357	588
Inventories	1,180	1,020
Income tax receivable	61	62
Deferred tax assets	152	150
Prepaid expenses and other current assets	202	224
Total current assets	3,321	3,329
Property and equipment, net	1,363	1,322
Deferred tax assets	39	39
Goodwill	963	964
Intangible assets, net	293	299
Other non-current assets	151	137
Total assets	$6,130	$6,090
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$260	$203
Income tax payable	96	77
Accrued expenses and other current liabilities	705	690
Total current liabilities	1,061	970
Long-term debt	300	300
Non-current liability for unrecognized tax benefits	136	132
Other non-current liabilities	661	654
Commitments and contingencies (Note 14)
Total liabilities	2,158	2,056
Equity:
Class A common stock, par value $.01 per share; 98.6 million and 98.0 million shares issued; 61.1 million and 61.8 million shares outstanding	1	1
Class B common stock, par value $.01 per share; 26.9 million shares issued and outstanding	—	—
Additional paid-in-capital	2,017	1,979
Retained earnings	5,369	5,257
Treasury stock, Class A, at cost; 37.5 million and 36.2 million shares	(3,528)	(3,317)
Accumulated other comprehensive income	113	114
Total equity	3,972	4,034
Total liabilities and equity	$6,130	$6,090
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 28, 2014	June 29, 2013
	(millions, except per share data) (unaudited)
Net sales	$1,668	$1,614
Licensing revenue	40	39
Net revenues	1,708	1,653
Cost of goods sold(a)	(665)	(649)
Gross profit	1,043	1,004
Selling, general, and administrative expenses(a)	(789)	(735)
Amortization of intangible assets	(6)	(9)
Gain on acquisition of Chaps	—	16
Restructuring and other charges	(4)	—
Total other operating expenses, net	(799)	(728)
Operating income	244	276
Foreign currency losses	(3)	(6)
Interest expense	(4)	(5)
Interest and other income, net	1	2
Equity in losses of equity-method investees	(3)	(2)
Income before provision for income taxes	235	265
Provision for income taxes	(73)	(84)
Net income	$162	$181
Net income per common share:
Basic	$1.82	$1.99
Diluted	$1.80	$1.94
Weighted average common shares outstanding:
Basic	88.9	90.8
Diluted	90.2	93.1
Dividends declared per share	$0.45	$0.40
(a) Includes total depreciation expense of:	$(63)	$(51)

See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	June 28, 2014	June 29, 2013
	(millions) (unaudited)
Net income	$162	$181
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3)	(2)
Net realized and unrealized gains (losses) on derivatives	2	(5)
Net realized and unrealized losses on available-for-sale investments	—	(5)
Other comprehensive loss, net of tax	(1)	(12)
Total comprehensive income	$161	$169

See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 28, 2014	June 29, 2013
	(millions) (unaudited)
Cash flows from operating activities:
Net income	$162	$181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	69	60
Deferred income tax benefit	(3)	(8)
Equity in losses of equity-method investees	3	2
Non-cash stock-based compensation expense	23	22
Gain on acquisition of Chaps	—	(16)
Excess tax benefits from stock-based compensation arrangements	(4)	(17)
Other non-cash charges, net	6	1
Changes in operating assets and liabilities:
Accounts receivable	230	131
Inventories	(158)	(129)
Prepaid expenses and other current assets	5	(12)
Accounts payable and accrued liabilities	79	4
Income tax receivables and payables	27	42
Deferred income	(4)	(6)
Other balance sheet changes, net	(20)	40
Net cash provided by operating activities	415	295
Cash flows from investing activities:
Capital expenditures	(85)	(66)
Purchases of investments	(411)	(305)
Proceeds from sales and maturities of investments	236	298
Acquisitions and ventures	(4)	(32)
Change in restricted cash deposits	—	(2)
Net cash used in investing activities	(264)	(107)
Cash flows from financing activities:
Payments of capital lease obligations	(5)	(2)
Payments of dividends	(40)	(36)
Repurchases of common stock, including shares surrendered for tax withholdings	(211)	(151)
Prepayments of common stock repurchases	—	(50)
Proceeds from exercises of stock options	14	5
Excess tax benefits from stock-based compensation arrangements	4	17
Net cash used in financing activities	(238)	(217)
Effect of exchange rate changes on cash and cash equivalents	1	(5)
Net decrease in cash and cash equivalents	(86)	(34)
Cash and cash equivalents at beginning of period	797	974
Cash and cash equivalents at end of period	$711	$940
See accompanying notes.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data and where otherwise indicated)
(Unaudited)

1.	Description of Business
Ralph Lauren Corporation ("RLC") is a global leader in the design, marketing, and distribution of premium lifestyle products, including men's, women's, and children's apparel, accessories, fragrances, and home furnishings. RLC's long-standing reputation and distinctive brands have been consistently developed across an expanding number of products, brands, sales channels, and international markets. RLC's brand names include Ralph Lauren, Ralph Lauren Collection, Purple Label, Black Label, Polo, Polo Ralph Lauren, Blue Label, RRL, RLX Ralph Lauren, Lauren Ralph Lauren, Ralph Lauren Childrenswear, Denim & Supply Ralph Lauren, Chaps, Club Monaco, and American Living, among others. RLC and its subsidiaries are collectively referred to herein as the "Company," "we," "us," "our," and "ourselves," unless the context indicates otherwise.
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
Interim Financial Statements
These interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and are unaudited. In the opinion of management, such consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position, income, comprehensive income, and cash flows of the Company for the interim periods presented. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") have been condensed or omitted from this report as is permitted by the SEC's rules and regulations. However, the Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading.
This report should be read in conjunction with the Company's Annual Report on Form 10-K filed with the SEC for the fiscal year ended March 29, 2014 (the "Fiscal 2014 10-K").
Basis of Consolidation
These unaudited interim consolidated financial statements present the consolidated financial position, income, comprehensive income, and cash flows of the Company, including all entities in which the Company has a controlling financial interest and is determined to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2015 will end on March 28, 2015 and will be a 52-week period ("Fiscal 2015"). Fiscal year 2014 ended on March 29, 2014 and was also a 52-week period ("Fiscal 2014"). The first quarter of Fiscal 2015 ended on June 28, 2014 and was a 13-week period. The first quarter of Fiscal 2014 ended on June 29, 2013 and was also a 13-week period.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ materially from those estimates.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant estimates inherent in the preparation of the consolidated financial statements include reserves for bad debt, customer returns, discounts, end-of-season markdowns, and operational chargebacks; the realizability of inventory; reserves for litigation and other contingencies; useful lives and impairments of long-lived tangible and intangible assets; accounting for income taxes and related uncertain tax positions; the valuation of stock-based compensation awards and related estimated forfeiture rates; reserves for restructuring; and accounting for business combinations, among others.
Reclassifications
Certain reclassifications have been made to the prior period's financial information in order to conform to the current period's presentation, including a change in the manner in which the Company allocates certain costs to its reportable segments, as described in Note 22 to the Company's Fiscal 2014 Form 10-K.
Seasonality of Business
The Company's business is typically affected by seasonal trends, with higher levels of wholesale sales in its second and fourth quarters and higher retail sales in its second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school, and holiday shopping periods in the Retail segment. In addition, fluctuations in sales, operating income, and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, the Company's operating results and cash flows for the three-month period ended June 28, 2014 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2015.

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
Retail store and concession-based shop-within-shop revenue is recognized net of estimated returns at the time of sale to consumers. E-commerce revenue from sales of products ordered through the Company's e-commerce sites is recognized upon delivery of the shipment to its customers. Such revenue is also reduced by an estimate of returns.
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
Revenue from licensing arrangements is recognized when earned in accordance with the terms of the underlying agreements, generally based upon the higher of (i) contractually guaranteed minimum royalty levels or (ii) actual sales and royalty data, or estimates thereof, received from the Company's licensees.
The Company accounts for sales taxes and other related taxes on a net basis, excluding such taxes from revenue.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Shipping and Handling Costs
The costs associated with shipping goods to customers are reflected as a component of selling, general, and administrative ("SG&A") expenses in the unaudited interim consolidated statements of income. Shipping costs were approximately $9 million and $8 million during the three-month periods ended June 28, 2014 and June 29, 2013, respectively. The costs of preparing merchandise for sale, such as picking, packing, warehousing, and order charges ("handling costs") are also included in SG&A expenses. Handling costs were approximately $42 million and $39 million during the three-month periods ended June 28, 2014 and June 29, 2013, respectively. Shipping and handling costs billed to customers are included in revenue.
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
The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to shares used to calculate diluted net income per common share as follows:

	Three Months Ended
	June 28, 2014	June 29, 2013
	(millions)
Basic shares	88.9	90.8
Dilutive effect of stock options, restricted stock, and RSUs	1.3	2.3
Diluted shares	90.2	93.1
All earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding RSUs that are issuable only upon the achievement of certain service and/or performance goals. Performance-based RSUs are included in the computation of diluted shares only to the extent that the underlying performance conditions (and any applicable market condition modifiers) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of June 28, 2014 and June 29, 2013, there were approximately 1.2 million and 0.5 million, respectively, additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based RSUs, which were excluded from the diluted share calculations.
Accounts Receivable
In the normal course of business, the Company extends credit to wholesale customers that satisfy defined credit criteria. Accounts receivable, net is recorded at carrying value, which approximates fair value, and is presented in the Company's consolidated balance sheets net of certain reserves and allowances. These reserves and allowances consist of (i) reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances (see Revenue Recognition section above for further discussion of related accounting policies) and (ii) allowances for doubtful accounts.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A rollforward of the activity in the Company's reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented below:

	Three Months Ended
	June 28, 2014	June 29, 2013
	(millions)
Beginning reserve balance	$254	$230
Amount charged against revenue to increase reserve	157	153
Amount credited against customer accounts to decrease reserve	(165)	(140)
Foreign currency translation	(1)	2
Ending reserve balance	$245	$245
An allowance for doubtful accounts is determined through analysis of periodic aging of accounts receivable, assessments of collectability based on an evaluation of historical and anticipated trends, the financial condition of the Company's customers, and an evaluation of the impact of economic conditions, among other factors. The Company's allowance for doubtful accounts was $16 million as of both June 28, 2014 and March 29, 2014. The change in the allowance for doubtful accounts was not material during either of the three-month periods ended June 28, 2014 and June 29, 2013.
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department and specialty stores around the world, and extends credit based on an evaluation of each customer's financial capacity and condition, usually without requiring collateral. In the Company's wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2014, the Company's sales to its largest wholesale customer, Macy's, Inc. ("Macy's"), accounted for approximately 12% of its total net revenues, and the Company's sales to its three largest wholesale customers (including Macy's) represented approximately 25% of total net revenues during Fiscal 2014. As of June 28, 2014, these three key wholesale customers represented approximately 30% of gross accounts receivable.
Derivative Financial Instruments
The Company records all derivative financial instruments on its consolidated balance sheets at fair value. For derivative instruments that qualify for cash flow hedge accounting, the effective portion of changes in the fair value of these instruments is recognized in equity as a component of accumulated other comprehensive income ("AOCI") until the hedged item is recognized in earnings.
Each derivative instrument entered into by the Company that qualifies for hedge accounting is expected to be highly effective at reducing the risk associated with the exposure being hedged. For each derivative instrument that is designated as a hedge, the Company formally documents the related risk management objective and strategy, including identification of the hedging instrument, the hedged item, and the risk exposure, as well as how hedge effectiveness will be assessed prospectively and retrospectively over the term of the instrument. To assess the effectiveness of derivative instruments that are designated as hedges, the Company uses regression analysis, a statistical method, to compare the change in the fair value of the derivative instrument to the change in cash flows of the related hedged item. The extent to which a hedging instrument has been and is expected to remain highly effective in achieving offsetting changes in cash flows is assessed and documented by the Company on at least a quarterly basis.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Undesignated Hedges
All of the Company's undesignated hedges are entered into to hedge specific economic risks, particularly foreign currency exchange rate risk. Changes in the fair value of undesignated derivative instruments are immediately recognized in earnings within foreign currency gains (losses).
See Note 13 for further discussion of the Company's derivative financial instruments.
Refer to Note 3 in the Fiscal 2014 10-K for a summary of all of the Company's significant accounting policies.

4.	Recently Issued Accounting Standards
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 provides a single, comprehensive accounting model for revenues arising from contracts with customers that supersedes most of the existing revenue recognition guidance, including industry-specific guidance. Under this model, revenue is recognized at an amount that an entity expects to be entitled to upon transferring control of goods or services to a customer, as opposed to when risks and rewards transfer to a customer under existing revenue recognition guidance.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASU 2014-09 is effective for the Company beginning in its fiscal year 2018, and may be applied retrospectively to all prior periods presented or through a cumulative adjustment to the opening retained earnings balance in the year of adoption. The Company is currently in the process of evaluating the impact of ASU 2014-09 on its consolidated financial statements.
Proposed Amendments to Current Accounting Standards
The FASB is currently working on amendments to existing accounting standards governing a number of areas including, but not limited to, accounting for leases. In May 2013, the FASB issued an exposure draft, "Leases" (the "Exposure Draft"), which would replace the existing guidance in ASC topic 840, "Leases." Under the Exposure Draft, among other changes in practice, a lessee's rights and obligations under most leases, including existing and new arrangements, would be recognized as assets and liabilities on the consolidated balance sheet. The comment period for the Exposure Draft ended in September 2013. The FASB is currently redeliberating certain portions of the proposal to determine next steps. If and when effective, this proposed standard will likely have a significant impact on the Company's consolidated financial statements. However, as the standard-setting process is still ongoing, the Company is unable at this time to determine the impact this proposed change in accounting would have on its consolidated financial statements.

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The operating results of the Chaps Menswear Business have been consolidated into the Company's operating results beginning on April 10, 2013. Transaction costs of $3 million were expensed as incurred and classified within SG&A expenses in the consolidated statement of income during the three months ended June 29, 2013.
Australia and New Zealand Licensed Operations Acquisition
On July 1, 2013, in connection with the transition of the Ralph Lauren-branded apparel and accessories business in Australia and New Zealand (the "Australia and New Zealand Business") from a licensed to a wholly-owned operation, the Company acquired certain net assets from Oroton Group/PRL Australia ("Oroton") in exchange for an aggregate payment of approximately $15 million. The Company funded this acquisition with available cash on-hand and accounted for it as a business combination during the second quarter of Fiscal 2014, with the operating results of the Australia and New Zealand Business consolidated into the Company's operating results beginning on July 1, 2013. See Note 5 to the Company's Fiscal 2014 Form 10-K for the allocation of the purchase price and other information related to this acquisition.

6.	Inventories
Inventories consist of the following:

	June 28, 2014	March 29, 2014	June 29, 2013
	(millions)
Raw materials	$3	$3	$5
Work-in-process	2	2	2
Finished goods	1,175	1,015	1,046
Total inventories	$1,180	$1,020	$1,053

7.	Property and Equipment
Property and equipment, net consists of the following:

	June 28, 2014	March 29, 2014
	(millions)
Land and improvements	$17	$17
Buildings and improvements	185	183
Furniture and fixtures	676	661
Machinery and equipment	293	245
Capitalized software	372	366
Leasehold improvements	1,078	1,064
Construction in progress	326	312
	2,947	2,848
Less: accumulated depreciation	(1,584)	(1,526)
Property and equipment, net	$1,363	$1,322

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Other Current and Non-Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	June 28, 2014	March 29, 2014
	(millions)
Accrued operating expenses	$182	$183
Accrued inventory	155	84
Accrued payroll and benefits	127	190
Other taxes payable	87	76
Deferred income	42	41
Dividends payable	39	40
Accrued capital expenditures	38	45
Capital lease obligations	18	16
Other accrued expenses and current liabilities	17	15
Total accrued expenses and other current liabilities	$705	$690
Other non-current liabilities consist of the following:

	June 28, 2014	March 29, 2014
	(millions)
Capital lease obligations	$256	$255
Deferred rent obligations	224	224
Deferred tax liabilities	78	81
Deferred compensation	43	29
Deferred income	35	39
Other non-current liabilities	25	26
Total other non-current liabilities	$661	$654

9.	Restructuring and Other Charges
A description of significant restructuring and other activities and related costs is included below.

Fiscal 2015
During the three months ended June 28, 2014, the Company recorded $4 million in restructuring charges, primarily related to severance and benefit costs associated with the Company's retail and wholesale operations. The related restructuring liability is expected to be paid by the end of fiscal year 2016.

Fiscal 2014
During Fiscal 2014, the Company recorded approximately $8 million in restructuring charges, primarily related to severance and benefit costs associated with restructuring of its corporate operations, $6 million of which remained payable as of March 29, 2014. As of June 28, 2014, the remaining restructuring liability related to these charges was $4 million, which is expected to be paid by the end of fiscal year 2015.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Income Taxes
Effective Tax Rate
The Company's effective tax rate, which is calculated by dividing the provision for income taxes by pretax income, was 31.1% and 31.7% during the three-month periods ended June 28, 2014 and June 29, 2013, respectively. The Company's effective tax rate differs from the statutory rate due to the effect of state and local taxes, tax rates in foreign jurisdictions, and certain nondeductible expenses. The effective tax rate in both periods was lower than the U.S. federal statutory income tax rate of 35% principally as a result of the effect of earnings generated in lower taxed foreign jurisdictions. In addition, the effective tax rate for the three months ended June 28, 2014 was favorably impacted by an income tax benefit resulting from the legal entity restructuring of certain of the Company's foreign operations during Fiscal 2015, partially offset by additional tax reserves associated with the conclusion of tax examinations.
Uncertain Income Tax Benefits
Reconciliations of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for the three-month periods ended June 28, 2014 and June 29, 2013 are presented below:

	Three Months Ended
	June 28, 2014	June 29, 2013
	(millions)
Unrecognized tax benefits beginning balance	$83	$100
Additions related to current period tax positions	1	1
Additions related to prior period tax positions	4	1
Reductions related to prior period tax positions	(1)	(2)
Reductions related to settlements with taxing authorities	(1)	—
Changes related to foreign currency translation	—	1
Unrecognized tax benefits ending balance	$86	$101
The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. Reconciliations of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits for the three-month periods ended June 28, 2014 and June 29, 2013 are presented below:

	Three Months Ended
	June 28, 2014	June 29, 2013
	(millions)
Accrued interest and penalties beginning balance	$49	$50
Net additions charged to expense	2	1
Reductions related to prior period tax positions	(1)	(1)
Accrued interest and penalties ending balance	$50	$50
The total amount of unrecognized tax benefits, including interest and penalties, was $136 million and $132 million as of June 28, 2014 and March 29, 2014, respectively, and is included within non-current liability for unrecognized tax benefits in the consolidated balance sheets. The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $89 million and $86 million as of June 28, 2014 and March 29, 2014, respectively.

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
The Company files a consolidated U.S. federal income tax return, as well as tax returns in various state, local, and foreign jurisdictions. The Company is generally no longer subject to examinations by the relevant tax authorities for years prior to fiscal year 2006.

11.	Debt
Senior Notes
In September 2013, the Company completed a registered public debt offering and issued $300 million aggregate principal amount of unsecured senior notes due September 26, 2018 (the "Senior Notes") at a price equal to 99.896% of their principal amount. The Senior Notes bear interest at a fixed rate of 2.125%, payable semi-annually. The proceeds from this offering were used for general corporate purposes, including the repayment of the Company's €209 million principal amount previously outstanding of 4.5% Euro-denominated notes (the "Euro Debt"), which matured on October 4, 2013.
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
Commercial Paper
In May 2014, the Company initiated a commercial paper borrowing program (the "Commercial Paper Program") that allows it to issue up to $300 million of unsecured commercial paper notes through private placement using third-party broker-dealers. Borrowings under the Commercial Paper Program are supported by the Global Credit Facility, as defined below, and may be used for the Company's general working capital and corporate needs. Maturities of commercial paper notes will vary depending upon needs, but cannot exceed 397 days from the date of issuance. Commercial paper issued under the Commercial Paper Program will rank equally with the Company's other unsecured indebtedness. As of June 28, 2014, there were no borrowings under the Company's Commercial Paper Program.
Revolving Credit Facilities
Global Credit Facility
The Company has a credit facility that provides for a $500 million senior unsecured revolving line of credit through March 2016, which may also be used to support the issuance of letters of credit and the maintenance of the Commercial Paper Program (the "Global Credit Facility"). Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and other currencies, including Euros, Hong Kong Dollars, and Japanese Yen. The Company has the ability to expand its borrowing availability under the Global Credit Facility to $750 million, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. As of June 28, 2014, there were no borrowings outstanding under the Global Credit Facility and the Company was contingently liable for $9 million of outstanding letters of credit.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Global Credit Facility contains a number of covenants that, among other things, restrict the Company's ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make certain investments. The Global Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the "leverage ratio") of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus eight times consolidated rent expense for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, and (iv) consolidated rent expense. As of June 28, 2014, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company's Global Credit Facility.
Pan-Asia Credit Facilities
Certain of the Company's subsidiaries in Asia have uncommitted credit facilities with regional branches of JPMorgan Chase (the "Banks") in China, Malaysia, South Korea, and Taiwan (the "Pan-Asia Credit Facilities"). These credit facilities are subject to annual renewal and may be used to fund general working capital and corporate needs of the Company's operations in the respective countries. Borrowings under the Pan-Asia Credit Facilities are guaranteed by the parent company and are granted at the sole discretion of the Banks, subject to availability of the Banks' funds and satisfaction of certain regulatory requirements. The Pan-Asia Credit Facilities do not contain any financial covenants. The Company's Pan-Asia Credit Facilities by country are as follows:

•
China Credit Facility — provides Ralph Lauren Trading (Shanghai) Co., Ltd. with a revolving line of credit of up to 100 million Chinese Renminbi (approximately $16 million) through April 8, 2015, and may also be used to support bank guarantees. As of June 28, 2014, bank guarantees of 12 million Chinese Renminbi (approximately $2 million) were supported by this facility.

•	Malaysia Credit Facility — provides Ralph Lauren (Malaysia) Sdn Bhd with a revolving line of credit of up to 16 million Malaysian Ringgit (approximately $5 million) through September 17, 2014.

•	South Korea Credit Facility — provides Ralph Lauren (Korea) Ltd. with a revolving line of credit of up to 11 billion South Korean Won (approximately $11 million) through October 31, 2014.

•
Taiwan Credit Facility — provides Ralph Lauren (Hong Kong) Retail Company Limited, Taiwan Branch with a revolving line of credit of up to 59 million New Taiwan Dollars (approximately $2 million) through October 15, 2014.

As of June 28, 2014, there were no borrowings outstanding under any of the Pan-Asia Credit Facilities.
Refer to Note 14 of the Fiscal 2014 10-K for additional disclosure of the terms and conditions of the Company's debt and credit facilities.

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in markets that are not active for substantially the full term of the financial instrument; and model-derived valuations whose inputs or significant value drivers are observable.

•	Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.
The following table summarizes the Company's financial assets and liabilities that are measured and recorded at fair value on a recurring basis:

	June 28, 2014	March 29, 2014
	(millions)
Financial assets recorded at fair value:
Government bonds(a)	$—	$1
Auction rate securities(b)	2	2
Derivative financial instruments(b)	7	8
Total	$9	$11
Financial liabilities recorded at fair value:
Derivative financial instruments(b)	$8	$7
Total	$8	$7

(a)	Based on Level 1 measurements.

(b)	Based on Level 2 measurements.
To the extent the Company invests in bonds, such investments are classified as available-for-sale and recorded at fair value in its consolidated balance sheets based upon quoted prices in active markets.
The Company's auction rate securities are classified as available-for-sale and recorded at fair value within other non-current assets in its consolidated balance sheets. Third-party pricing institutions may value auction rate securities at par, which may not necessarily reflect prices that would be obtained if sold in the current market. When quoted market prices are unobservable, fair value is estimated based on a number of known factors and external pricing data, including known maturity dates, the coupon rate based upon the most recent reset market clearing rate, the price/yield representing the average rate of recent successfully traded securities, and the total principal balance of each security.
The Company's derivative financial instruments are recorded at fair value in its consolidated balance sheets on a gross basis and are valued using a pricing model, which is primarily based on market observable external inputs, including forward and spot exchange rates for foreign currencies, and considers the impact of the Company's own credit risk, if any. Changes in counterparty credit risk are also considered in the valuation of derivative financial instruments.
The Company's cash and cash equivalents, restricted cash, and time deposits are recorded at carrying value, which approximates fair value based on Level 1 measurements.
The Company's debt is recorded at carrying value in its consolidated balance sheets, which may differ from its fair value. The carrying value of the Senior Notes is adjusted for any unamortized discount, which is not material. The fair value of the Senior Notes is estimated based on external pricing data, including available quoted market prices, and of comparable debt instruments with similar interest rates, credit ratings, and trading frequency, among other factors.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the carrying values and the estimated fair values of the Company's Senior Notes:

	June 28, 2014		March 29, 2014
	Carrying Value	Fair Value(a)	Carrying Value	Fair Value(a)
	(millions)
2.125% Senior Notes	$300	$303	$300	$300

(a)	Based on Level 2 measurements.
Unrealized gains or losses on the Company's debt do not result in the realization or expenditure of cash, unless the debt is retired prior to its maturity.
Non-financial Assets and Liabilities
The Company's non-financial assets, which primarily consist of goodwill, other intangible assets, and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis or whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering external market participant assumptions. There were no material impairment charges recorded during either of the three-month periods ended June 28, 2014 and June 29, 2013.

13.	Financial Instruments
Derivative Financial Instruments
The Company is exposed to changes in foreign currency exchange rates, primarily relating to certain anticipated cash flows of its international operations. Consequently, the Company uses derivative financial instruments to manage such risks. The Company does not enter into derivative transactions for speculative or trading purposes.
The following table summarizes the Company's outstanding derivative instruments on a gross basis as recorded in the consolidated balance sheets as of June 28, 2014 and March 29, 2014:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	June 28, 2014	March 29, 2014	June 28, 2014		March 29, 2014		June 28, 2014		March 29, 2014
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Inventory purchases	$501	$476	(c)	$4	(d)	$2	AE	$4	AE	$5
FC — Other(e)	210	223	—	—	—	—	AE	3	AE	2
Total Designated Hedges	$711	$699		$4		$2		$7		$7
Undesignated Hedges:
FC — Other(f)	$274	$280	PP	$3	(g)	$6	ONCL	$1	—	$—
Total Hedges	$985	$979		$7		$8		$8		$7

(a)	FC = Forward foreign currency exchange contracts.

(b)	PP = Prepaid expenses and other current assets; AE = Accrued expenses and other current liabilities; ONCL = Other non-current liabilities.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(c)	$2 million included within prepaid expenses and other current assets and $2 million included within other non-current assets.

(d)	$1 million included within prepaid expenses and other current assets and $1 million included within other non-current assets.

(e)	Primarily designated hedges of foreign currency-denominated intercompany royalty payments, marketing contributions, and other net operational exposures.

(f)	Primarily undesignated hedges of foreign currency-denominated intercompany loans.

(g)	$2 million included within prepaid expenses and other current assets and $4 million included within other non-current assets.
The Company records and presents the fair values of all of its derivative assets and liabilities in the consolidated balance sheets on a gross basis, even though they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its forward foreign currency exchange contracts on a net basis in accordance with the terms of each of its master netting arrangements, spread across eight separate counterparties, the amounts presented in the consolidated balance sheets as of June 28, 2014 and March 29, 2014 would be adjusted from the current gross presentation as detailed in the following table:

	June 28, 2014			March 29, 2014
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount
	(millions)
FC — Derivative assets	$7	$(2)	$5	$8	$(1)	$7
FC — Derivative liabilities	$8	$(2)	$6	$7	$(1)	$6
The Company's master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties. Refer to Note 3 for further discussion of the Company's master netting arrangements.
The following table summarizes the pretax impact of the effective portion of gains and losses from the Company's derivative instruments on its unaudited interim consolidated financial statements for the three-month periods ended June 28, 2014 and June 29, 2013:

	Gains (Losses) Recognized in OCI		Gains (Losses) Reclassified from AOCI to Earnings		Location of Gains (Losses) Reclassified from AOCI to Earnings
	Three Months Ended		Three Months Ended
Derivative Instrument	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
		(millions)
Designated Cash Flow Hedges:
FC — Inventory purchases	$1	$(1)	$(1)	$5	Cost of goods sold
FC — Other	(2)	—	(2)	—	Foreign currency gains (losses)
	$(1)	$(1)	$(3)	$5
Designated Hedge of Net Investment:
Euro Debt(a)	$—	$(1)	$—	$—
Total Designated Hedges	$(1)	$(2)	$(3)	$5

(a)
Amount recognized in OCI relates to remeasurement of the Euro Debt, which was repaid in October 2013, and would be recognized in earnings only upon the sale or liquidation of the hedged net investment.

During the three months ended June 29, 2013, the Company also recorded a foreign currency gain of $2 million associated with the discontinuance of certain cash flow hedges, as the related forecasted transactions were no longer probable of occurring.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 28, 2014, it is expected that approximately $4 million of net losses deferred in AOCI related to derivative financial instruments will be recognized in earnings over the next twelve months. No material gains or losses relating to ineffective hedges were recognized during any of the fiscal periods presented.
The following table summarizes the impact of gains and losses from the Company's undesignated hedge contracts on its unaudited interim consolidated financial statements for the three-month periods ended June 28, 2014 and June 29, 2013:

	Gains (Losses) Recognized in Earnings		Location of Gains (Losses) Recognized in Earnings
	Three Months Ended
Derivative Instrument	June 28, 2014	June 29, 2013
	(millions)
Undesignated Hedges:
FC — Other	$(2)	$8	Foreign currency gains (losses)
Total Undesignated Hedges	$(2)	$8
Risk Management Strategies
The Company primarily enters into forward foreign currency exchange contracts as hedges to reduce its risk from exchange rate fluctuations on inventory purchases made in an entity's non-functional currency, intercompany royalty payments made by certain of its international operations, intercompany contributions to fund certain marketing efforts of its international operations, and other foreign currency-denominated operational cash flows. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily to changes in the value of the Euro, the Japanese Yen, the South Korean Won, the Australian Dollar, the Canadian Dollar, and the Hong Kong Dollar, the Company hedges a portion of its foreign currency exposures anticipated over a two-year period. In doing so, the Company uses foreign currency exchange forward contracts that generally have maturities of two months to two years to provide continuing coverage throughout the hedging period.
See Note 3 for further discussion of the Company's accounting policies relating to its derivative financial instruments.
Investments
The following table summarizes the Company's short-term and non-current investments recorded in the consolidated balance sheets as of June 28, 2014 and March 29, 2014:

	June 28, 2014			March 29, 2014
Type of Investment	Short-term	Non-current	Total	Short-term	Non-current	Total
			(millions)
Available-for-Sale:
Government bonds	$—	$—	$—	$1	$—	$1
Auction rate securities(a)	—	2	2	—	2	2
Total available-for-sale investments	$—	$2	$2	$1	$2	$3
Other:
Time deposits	$658	$—	$658	$487	$—	$487
Total Investments	$658	$2	$660	$488	$2	$490

(a)
Auction rate securities have characteristics similar to short-term investments. However, the Company has recorded these securities within other non-current assets in its consolidated balance sheets as current market conditions call into question its ability to redeem these investments for cash within the next twelve months.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

No significant realized or unrealized gains or losses on available-for-sale investments or other-than-temporary impairment charges were recorded during either of the three-month periods ended June 28, 2014 and June 29, 2013. Refer to Note 16 for further detail.
See Note 3 to the Fiscal 2014 10-K for further discussion of the Company's accounting policies relating to its investments.

14.	Commitments and Contingencies
Lease Obligations
During the three months ended June 28, 2014, the Company entered into a lease for a new domestic distribution facility in North Carolina to support its future business growth. The initial lease term is approximately 15 years, with optional renewal periods and a purchase option. The Company's total commitment relating to this lease is approximately $56 million, with minimum lease payments of approximately $2 million due in fiscal year 2016, $3 million due each year from fiscal year 2017 through 2019, and aggregate minimum lease payments of $45 million for fiscal years 2020 through 2031. The Company expects to take possession of this property in the second quarter of fiscal year 2016.
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
Other Matters
The Company is otherwise involved, from time to time, in litigation, other legal claims, and proceedings involving matters associated with or incidental to its business, including, among other things, matters involving credit card fraud, trademark and other intellectual property, licensing, importation and exportation of its products, and employee relations. The Company believes at present that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on its consolidated financial statements. However, the Company's assessment of the current litigation or other legal claims could potentially change in light of the discovery of facts not presently known or determinations by judges, juries, or other finders of fact which are not in accord with management's evaluation of the possible liability or outcome of such litigation or claims.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the normal course of business, the Company enters into agreements that provide general indemnifications. The Company has not made any significant indemnification payments under such agreements in the past, and does not currently anticipate incurring any material indemnification payments.

15.	Equity
Summary of Changes in Equity
A reconciliation of the beginning and ending amounts of equity is presented below:

	Three Months Ended
	June 28, 2014	June 29, 2013
	(millions)
Balance at beginning of period	$4,034	$3,785
Comprehensive income	161	169
Dividends declared	(39)	(36)
Repurchases of common stock, including shares surrendered for tax withholdings	(211)	(201)
Stock-based compensation	23	22
Shares issued and tax benefits recognized pursuant to stock-based compensation arrangements	18	22
Conversion of stock-based compensation awards	(14)	—
Balance at end of period	$3,972	$3,761
Common Stock Repurchase Program
A summary of the Company's repurchases of Class A common stock under its common stock repurchase program is presented below:

	Three Months Ended
	June 28, 2014	June 29, 2013
	(millions)
Cost of shares repurchased	$180	$150	(a)
Number of shares repurchased	1.2	0.9	(a)

(a)
Includes a $50 million payment made in March 2013 under a share repurchase program with a third-party financial institution, in exchange for the right to receive shares of the Company's Class A common stock at the conclusion of the 93-day repurchase term. The related 0.3 million shares were delivered to the Company during the three months ended June 29, 2013, based on the volume-weighted average market price of the Company's Class A common stock over the 93-day repurchase term, less a discount. Further, in June 2013, the Company prepaid an additional $50 million under a separate share repurchase program with a third-party financial institution, in exchange for the right to receive shares of its Class A common stock at the conclusion of a repurchase term of up to 93 days based on the volume-weighted average market price of its Class A common stock over such term, less a discount. Such prepayment has not been included in the table above.

As of June 28, 2014, the remaining availability under the Company's Class A common stock repurchase program was approximately $400 million. Repurchases of shares of Class A common stock are subject to overall business and market conditions.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, during the three-month periods ended June 28, 2014 and June 29, 2013, 0.2 million and 0.3 million shares of Class A common stock, respectively, at a cost of $31 million and $51 million, respectively, were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company's 1997 Long-Term Stock Incentive Plan, as amended (the "1997 Incentive Plan"), and its Amended and Restated 2010 Long-Term Stock Incentive Plan (the "2010 Incentive Plan").
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.
Dividends
Since 2003, the Company has maintained a regular quarterly cash dividend program on its common stock. On November 5, 2013, the Company's Board of Directors approved an increase to the Company's quarterly cash dividend on its common stock from $0.40 per share to $0.45 per share. The first quarter Fiscal 2015 dividend of $0.45 per share was declared on June 12, 2014, was payable to stockholders of record at the close of business on June 27, 2014, and was paid on July 11, 2014. Dividends paid amounted to $40 million and $36 million during the three-month periods ended June 28, 2014 and June 29, 2013, respectively.
Conversion of Stock-based Compensation Awards
During the three months ended June 28, 2014, the Company converted certain fully-vested and expensed stock-based compensation awards to a cash contribution into a deferred compensation account. The Company recorded the excess of these awards' then current redemption value over their original grant-date fair value to retained earnings, with a corresponding increase to other non-current liabilities in the consolidated balance sheet.

16.	Accumulated Other Comprehensive Income
The following table presents the components of other comprehensive income (loss), net of tax, accumulated in equity:

	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Derivative Financial Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Losses on Defined Benefit Plans	Total Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at March 30, 2013	$73	$23	$5	$(7)	$94
Other comprehensive loss, net of tax:
OCI before reclassifications(a)	(2)	(1)	(4)	—	(7)
Amounts reclassified from AOCI to earnings	—	(4)	(1)	—	(5)
Other comprehensive loss, net of tax	(2)	(5)	(5)	—	(12)
Balance at June 29, 2013	$71	$18	$—	$(7)	$82

Balance at March 29, 2014	$125	$(4)	$—	$(7)	$114
Other comprehensive income (loss), net of tax:
OCI before reclassifications(a)	(3)	—	—	—	(3)
Amounts reclassified from AOCI to earnings	—	2	—	—	2
Other comprehensive income (loss), net of tax	(3)	2	—	—	(1)
Balance at June 28, 2014	$122	$(2)	$—	$(7)	$113

(a)	Amounts are net of taxes, which are immaterial.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents reclassifications from AOCI to earnings, by component:

	Three Months Ended
	June 28, 2014	June 29, 2013	Location of Gains (Losses) Reclassified from AOCI to Earnings
	(millions)
Gains (losses) on derivative financial instruments(a):
FC — Inventory purchases	$(1)	$5	Cost of goods sold
FC — Other	(2)	—	Foreign currency losses
Tax effect	1	(1)	Provision for income taxes
Net of tax	$(2)	$4

(a)	FC = Forward foreign currency exchange contracts.

17.	Stock-based Compensation
The Company's stock-based compensation awards are currently issued under the 2010 Incentive Plan, which was approved by its stockholders on August 5, 2010. However, any prior awards granted under the 1997 Incentive Plan remain subject to the terms of that plan. Any awards that expire, are forfeited, or are surrendered to the Company in satisfaction of taxes are available for issuance under the 2010 Incentive Plan.
Refer to Note 20 in the Fiscal 2014 10-K for a detailed description of the Company's stock-based compensation awards, including information related to vesting terms, service and performance conditions, and payout percentages.
Impact on Results
A summary of the total compensation expense recorded within SG&A expenses and the associated income tax benefits recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended
	June 28, 2014	June 29, 2013
	(millions)
Compensation expense	$23	$22
Income tax benefit	$(8)	$(8)
The Company issues its annual grants of stock-based compensation awards in the first half of the fiscal year. Due to the timing of the annual grants and other factors, stock-based compensation expense recognized during the three-month period ended June 28, 2014 is not indicative of the level of compensation expense expected to be incurred for the full Fiscal 2015.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
A summary of stock option activity under all plans for the three months ended June 28, 2014 is as follows:

Number of Options
(thousands)
Options outstanding at March 29, 2014	3,026
Granted	15
Exercised	(164)
Cancelled/Forfeited	(19)
Options outstanding at June 28, 2014	2,858
Service-based RSUs and Restricted Stock Awards
The fair values of restricted stock awards granted to non-employee directors are determined based on the fair value of the Company's Class A common stock on the date of grant. The weighted-average grant date fair values of restricted stock awards granted, which entitle holders to receive cash dividends in connection with the payments of dividends on the Company's Class A common stock, were $162.36 and $164.76 per share during the three-month periods ended June 28, 2014 and June 29, 2013, respectively.
A summary of restricted stock and service-based RSU activity during the three months ended June 28, 2014 is as follows:

	Number of Shares
	Restricted Stock	Service-based RSUs
	(thousands)
Nonvested at March 29, 2014	5	7
Granted	3	12
Vested	(3)	—
Nonvested at June 28, 2014	5	19
Performance-based RSUs
The fair value of the Company's performance-based RSUs that are not subject to a market condition in the form of a total shareholder return ("TSR") modifier is based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for those securities that are not entitled to dividend equivalents. The fair value of the Company's performance-based RSUs with a TSR modifier is determined on the date of grant using a Monte Carlo simulation valuation model. This pricing model uses multiple simulations to evaluate the probability of the Company achieving various stock price levels to determine its expected TSR performance ranking. The weighted average assumptions used to estimate the fair value of performance-based RSUs with a TSR modifier granted during the three-month periods ended June 28, 2014 and June 29, 2013 were as follows:

	Three Months Ended
	June 28, 2014	June 29, 2013
Expected term (years)	3.0	3.0
Expected volatility	29.8%	33.1%
Expected dividend yield	1.09%	0.96%
Risk-free interest rate	0.9%	0.4%
Weighted-average grant date fair value per share	$169.47	$171.07

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average grant date fair values of performance-based RSUs that do not contain a TSR modifier granted during the three-month periods ended June 28, 2014 and June 29, 2013 were $158.00 and $164.49 per share, respectively.
A summary of performance-based RSU activity during the three months ended June 28, 2014 is as follows:

	Number of Shares
	Performance-based RSUs — without TSR Modifier	Performance-based RSUs — with TSR Modifier
	(thousands)
Nonvested at March 29, 2014	798	145
Granted	138	79
Change due to performance/market condition achievement	83	—
Vested	(422)	—
Forfeited	(14)	(8)
Nonvested at June 28, 2014	583	216

18.	Segment Information
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
The accounting policies of the Company's segments are consistent with those described in Notes 2 and 3 to the Company's consolidated financial statements included in the Fiscal 2014 10-K. Sales and transfers between segments are generally recorded at cost and treated as transfers of inventory. All intercompany revenues, including such sales between segments, are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment's performance is evaluated based upon operating income before restructuring charges and certain other one-time items, such as legal charges, if any. Certain corporate overhead expenses related to global functions (including expenses for senior management, overall brand-related expenses, and certain other corporate-related expenses) remain at corporate, while others are allocated to the segments based upon specific usage or other allocation methods, as appropriate.
During the fourth quarter of Fiscal 2014, the Company changed the manner in which it allocates certain costs to its reportable segments. All prior period segment information has been recast and is presented below on a comparable basis. See Note 22 to the Company's Fiscal 2014 Form 10-K for further discussion.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net revenues and operating income for each of the Company's reportable segments are as follows:

	Three Months Ended
	June 28, 2014	June 29, 2013
	(millions)
Net revenues:
Wholesale	$708	$735
Retail	960	879
Licensing	40	39
Total net revenues	$1,708	$1,653

	Three Months Ended
	June 28, 2014	June 29, 2013
	(millions)
Operating income:
Wholesale	$180	$207
Retail	168	165
Licensing	36	35
	384	407
Unallocated corporate expenses	(136)	(147)
Gain on acquisition of Chaps(a)	—	16
Unallocated restructuring and other charges(b)	(4)	—
Total operating income	$244	$276

(a)	See Note 5 for further discussion of the gain on acquisition of Chaps.

(b)
The three-month period ended June 28, 2014 included certain unallocated restructuring charges, $2 million of which related to the Company's wholesale operations and $2 million to its retail operations (see Note 9).

Depreciation and amortization expense for the Company's segments is as follows:

	Three Months Ended
	June 28, 2014	June 29, 2013
	(millions)
Depreciation and amortization:
Wholesale	$17	$16
Retail	34	29
Unallocated corporate expenses	18	15
Total depreciation and amortization	$69	$60

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net revenues by geographic location of the reporting subsidiary are as follows:

	Three Months Ended
	June 28, 2014	June 29, 2013
	(millions)
Net revenues(a):
The Americas(b)	$1,139	$1,154
Europe	360	310
Asia(c)	209	189
Total net revenues	$1,708	$1,653

(a)	Net revenues for certain of the Company's licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.

(b)	Includes the U.S., Canada, and Latin America. Net revenues earned in the U.S. during the three-month periods ended June 28, 2014 and June 29, 2013 were $1.084 billion and $1.105 billion, respectively.

(c)	Also includes Australia and New Zealand.

19.	Additional Financial Information
Cash Interest and Taxes

	Three Months Ended
	June 28, 2014	June 29, 2013
	(millions)
Cash paid for interest	$2	$1
Cash paid for income taxes	$50	$36
Non-cash Transactions
Significant non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amount of $38 million and $48 million for the three months ended June 28, 2014 and June 29, 2013, respectively. In addition, non-cash investing activities for the three months ended June 28, 2014 included the capitalization of a fixed asset, for which a $19 million non-binding advance payment was made during Fiscal 2014 and recorded within prepaid expenses and other current assets as of March 29, 2014.
Significant non-cash activities during the three months ended June 29, 2013 also included the $16 million gain recorded in connection with the Chaps Menswear License Acquisition in April 2013 (See Note 5).
There were no other significant non-cash investing or financing activities for the periods presented.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Special Note Regarding Forward-Looking Statements
Various statements in this Form 10-Q, or incorporated by reference into this Form 10-Q, in future filings by us with the Securities and Exchange Commission (the "SEC"), in our press releases, and in oral statements made from time to time by us or on our behalf constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as "anticipate," "estimate," "expect," "project," "we believe," "is or remains optimistic," "currently envisions," and similar words or phrases and involve known and unknown risks, uncertainties, and other factors which may cause actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed in or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others:

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

•	our ability to continue to expand or grow our business internationally and the impact of related changes in our customer, channel, and geographic sales mix as a result;

•	our exposure to currency exchange rate fluctuations and risks associated with increases in the costs of raw materials, transportation, and labor;

•	changes to our effective tax rates;

•	changes in our relationships with department store customers and licensing partners;

•	our efforts to improve the efficiency of our distribution system and to continue to enhance and upgrade our global information technology systems;

•	our intention to introduce new products or enter into or renew alliances and exclusive relationships;

•
our ability to access sources of liquidity to provide for our cash needs, including our debt obligations, payment of dividends, capital expenditures, and potential repurchase of our Class A common stock;

•	our ability to open new retail stores, concession shops, and e-commerce sites in an effort to expand our direct-to-consumer presence;

•	our ability to make certain strategic acquisitions and successfully integrate the acquired businesses into our existing operations;

•	our ability to maintain our credit profile and ratings within the financial community;

•	the potential impact on our operations and on our customers resulting from natural or man-made disasters; and

•
the impact to our business of events of unrest and instability that are currently taking place in certain parts of the world, as well as from any terrorist action, retaliation, and the threat of further action or retaliation.

These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2014 (the "Fiscal 2014 10-K"). There are no material changes to such risk factors, nor are there any identifiable previously undisclosed risks as set forth in Part II, Item 1A — "Risk Factors" of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
In this Form 10-Q, references to "Ralph Lauren," "ourselves," "we," "our," "us," and the "Company" refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2015 will end on March 28, 2015 and will be a 52-week period ("Fiscal 2015"). Fiscal year 2014 ended on March 29, 2014 and was also a 52-week period ("Fiscal 2014"). The first quarter of Fiscal 2015 ended on June 28, 2014 and was a 13-week period. The first quarter of Fiscal 2014 ended on June 29, 2013 and was also a 13-week period.
INTRODUCTION
Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying unaudited interim consolidated financial statements and footnotes to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:

•
Overview.    This section provides a general description of our business, current trends and outlook, and a summary of our financial performance for the three-month period ended June 28, 2014. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three-month period ended June 28, 2014 compared to the three-month period ended June 29, 2013.

•
Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of June 28, 2014, which includes (i) an analysis of our financial condition compared to the prior fiscal year-end; (ii) an analysis of changes in our cash flows for the three-month period ended June 28, 2014 compared to the three-month period ended June 29, 2013; (iii) an analysis of our liquidity, including common stock repurchases, payments of dividends, our outstanding debt and covenant compliance, and the availability under our credit facilities and our commercial paper program; and (iv) any material changes in our contractual and other obligations since March 29, 2014.

•	Market risk management. This section discusses any significant changes in our risk exposures related to foreign currency exchange rates and our investments since March 29, 2014.

•
Critical accounting policies.    This section discusses any significant changes in our critical accounting policies since March 29, 2014. Critical accounting policies typically require significant judgment and estimation on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 3 to our audited consolidated financial statements included in our Fiscal 2014 10-K.

•
Recently issued accounting standards.    This section discusses the potential impact on our reported results of operations and financial condition of certain accounting standards that have been recently issued or proposed.

OVERVIEW
Our Business
Our Company is a global leader in the design, marketing, and distribution of premium lifestyle products, including men's, women's, and children's apparel, accessories, fragrances, and home furnishings. Our long-standing reputation and distinctive image have been consistently developed across an expanding number of products, brands, sales channels, and international markets. Our brand names include Ralph Lauren, Ralph Lauren Collection, Purple Label, Black Label, Polo, Polo Ralph Lauren, Blue Label, RRL, RLX Ralph Lauren, Lauren Ralph Lauren, Ralph Lauren Childrenswear, Denim & Supply Ralph Lauren, Chaps, Club Monaco, and American Living, among others.
We classify our businesses into three segments: Wholesale, Retail, and Licensing. Our Wholesale business, which represented approximately 47% of our Fiscal 2014 net revenues, consists of sales made principally to major department stores and specialty stores around the world. Our Retail business, which represented approximately 51% of our Fiscal 2014 net revenues, consists of sales made directly to consumers through our integrated retail channel, which includes our retail stores around the world; concession-based shop-within-shops located in Asia, Australia, and Europe; and our retail e-commerce sites in North America, Europe, and Asia. Our Licensing business, which represented approximately 2% of our Fiscal 2014 net revenues, consists of royalty-based arrangements under which we license to unrelated third parties for specified periods the right to operate retail stores and to use our various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear, and fragrances, in specified geographic areas for specified periods. Approximately 36% of our Fiscal 2014 net revenues were earned outside of the U.S.
Our business is typically affected by seasonal trends, with higher levels of wholesale sales in our second and fourth quarters and higher retail sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school, and holiday shopping periods in our Retail segment. In addition, fluctuations in net sales, operating income, and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, our operating results and cash flows for the three-month period ended June 28, 2014 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2015.
Current Trends and Outlook
Although the global economy has shown signs of a modest recovery, future expectations of growth reflect sustained uncertainty. The current global geopolitical environment has contributed to this uncertainty and is negatively impacting consumer travel, which affects global retail sales. While consumer confidence has been slowly improving, the level of spending on discretionary items remains constrained due to continued uncertainty. Additionally, adverse weather conditions in certain parts of the world, including the U.S., have resulted in a challenging Spring/Summer selling season for many retailers. As a result of these factors, consumer retail traffic remains relatively weak and inconsistent, which has led to a more promotional environment due to increased competition and a desire to offset traffic declines with increased levels of conversion. North American department stores have been especially promotional as they were contending with lower traffic and the late start to Spring, in addition to weaker than expected Easter and Father's Day holiday sales. Certain of our operations have experienced and have been impacted by these dynamics, with variations across the geographic regions and businesses in which we operate. Despite these challenges, we remain optimistic about our future growth prospects and continue to invest in our longer-term growth objectives, while continually monitoring macroeconomic risks and remaining focused on disciplined expense management. Although we continue to expect that the investments that we are making in our business will outpace our sales growth in the near-term, we expect that these initiatives will create longer-term shareholder value.

If the economic uncertainty and challenging industry trends continue or worsen, the constrained level of worldwide consumer spending and modified consumption behavior may continue to have a negative effect on our sales, inventory levels, and operating margin for the remainder of Fiscal 2015. We will continue to monitor these risks and evaluate and adjust our operating strategies and cost management opportunities to mitigate the related impact on our results of operations, while remaining focused on the long-term growth of our business and protecting the value of our brand.
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A — "Risk Factors" in our Fiscal 2014 10-K.
Summary of Financial Performance
Operating Results
During the three months ended June 28, 2014, we reported net revenues of $1.708 billion, net income of $162 million, and net income per diluted share of $1.80. This compares to net revenues of $1.653 billion, net income of $181 million, and net income per diluted share of $1.94 during the three months ended June 29, 2013.
Our operating performance for the three months ended June 28, 2014 reflected revenue growth of 3.4% on a reported basis and 2.4% on a constant currency basis, as increased revenues from our retail businesses across all of our major geographies and net favorable foreign currency effects were partially offset by lower revenues from our domestic wholesale business, largely attributable to a shift in timing of certain wholesale shipments. Our revenue growth also reflected the inclusion of revenues from the previously licensed Australia and New Zealand Business acquired in July 2013 (see "Recent Developments" for further discussion). Our gross margin percentage increased by 30 basis points to 61.0% during the three months ended June 28, 2014, primarily attributable to favorable channel and geographic mix, partially offset by the unfavorable impact of certain foreign exchange rates on our derivative contracts. Selling, general, and administrative ("SG&A") expenses increased due to increased investments in our stores, facilities, and infrastructure consistent with our longer-term objectives, as well as operating expenses attributable to our recent acquisitions. In addition, during the three months ended June 29, 2013, we recognized a $16 million gain relating to our acquisition of the Chaps Menswear Business, as discussed within "Results of Operations" below.
Net income declined by $19 million during the three months ended June 28, 2014, as compared to the three months ended June 29, 2013, primarily due to a $32 million decrease in operating income, partially offset by an $11 million decline in our provision for income taxes, which was driven by lower pretax income and a decline in our reported effective tax rate of 60 basis points. Net income per diluted share declined due to lower net income, partially offset by lower weighted-average diluted shares outstanding, driven by our share repurchases over the last twelve months.
Financial Condition and Liquidity
We ended the first quarter of Fiscal 2015 in a net cash and investments position (cash and cash equivalents plus short-term and non-current investments, less total debt) of $1.071 billion, compared to $987 million as of the end of Fiscal 2014. The increase in our net cash and investments position was primarily due to our operating cash flows of $415 million, partially offset by our use of cash to support Class A common stock repurchases of $211 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, capital expenditures of $85 million, and dividend payments of $40 million during the three months ended June 28, 2014.
We generated $415 million of cash from operations during the three months ended June 28, 2014, compared to $295 million during the three months ended June 29, 2013. The increase in operating cash flows primarily relates to net favorable changes related to our operating assets and liabilities, including working capital, as well as an increase in our net income before non-cash items during the three months ended June 28, 2014 compared to the prior fiscal year period.
Our equity declined to $3.972 billion as of June 28, 2014 compared to $4.034 billion as of March 29, 2014, primarily due to our repurchases of common stock and dividends declared, largely offset by our net income and the net impact of stock-based compensation arrangements during the three months ended June 28, 2014.

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
Transactions Affecting Comparability of Results of Operations and Financial Condition
The comparability of our operating results for the three-month periods ended June 28, 2014 and June 29, 2013 has been affected by certain events, including:

•
pretax restructuring and other charges of $4 million recorded during the three-month period ended June 28, 2014 (see Note 9 to the accompanying unaudited interim consolidated financial statements); and

•
our acquisitions of previously licensed businesses, including the Chaps Menswear License Acquisition in April 2013, which resulted in a $16 million gain recorded during the first quarter of Fiscal 2014, and the Australia and New Zealand Licensed Operations Acquisition in July 2013 (see Note 5 to the accompanying unaudited interim consolidated financial statements).

Our "Results of Operations" discussion that follows includes the significant changes in operating results arising from these items affecting comparability. However, unusual items or transactions may occur in any period. Accordingly, investors and other financial statement users should consider the types of events and transactions that have affected operating trends.

RESULTS OF OPERATIONS
Three Months Ended June 28, 2014 Compared to Three Months Ended June 29, 2013
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	June 28, 2014	June 29, 2013	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$1,708	$1,653	$55	3.4%
Cost of goods sold(a)	(665)	(649)	(16)	2.6%
Gross profit	1,043	1,004	39	3.9%
Gross profit as % of net revenues	61.0%	60.7%		30 bps
Selling, general, and administrative expenses(a)	(789)	(735)	(54)	7.2%
SG&A expenses as % of net revenues	46.1%	44.5%		160 bps
Amortization of intangible assets	(6)	(9)	3	(30.9%)
Gain on acquisition of Chaps	—	16	(16)	NM
Restructuring and other charges	(4)	—	(4)	NM
Operating income	244	276	(32)	(11.6%)
Operating income as % of net revenues	14.3%	16.7%		(240 bps)
Foreign currency losses	(3)	(6)	3	(44.0%)
Interest expense	(4)	(5)	1	(21.1%)
Interest and other income, net	1	2	(1)	(13.0%)
Equity in losses of equity-method investees	(3)	(2)	(1)	27.7%
Income before provision for income taxes	235	265	(30)	(11.1%)
Provision for income taxes	(73)	(84)	11	(12.9%)
Effective tax rate(b)	31.1%	31.7%		(60 bps)
Net income	$162	$181	$(19)	(10.2%)
Net income per common share:
Basic	$1.82	$1.99	$(0.17)	(8.5%)
Diluted	$1.80	$1.94	$(0.14)	(7.2%)

(a)	Includes total depreciation expense of $63 million and $51 million for the three-month periods ended June 28, 2014 and June 29, 2013, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.
NM = Not meaningful.
Net Revenues.    Net revenues increased by $55 million, or 3.4%, to $1.708 billion for the three months ended June 28, 2014, from $1.653 billion for the three months ended June 29, 2013. Excluding the effect of foreign currency, net revenues increased by $40 million, or 2.4%.

Net revenues for our three business segments, as well as a discussion of the changes in each segment's net revenues from the comparable prior year period, are provided below:

	Three Months Ended
	June 28, 2014	June 29, 2013	$ Change	% Change
	(millions)
Net Revenues:
Wholesale	$708	$735	$(27)	(3.7%)
Retail	960	879	81	9.2%
Licensing	40	39	1	3.8%
Total net revenues	$1,708	$1,653	$55	3.4%
Wholesale net revenues — The net decline in revenues primarily reflects a $29 million net decrease related to our business in the Americas, primarily reflecting lower domestic revenues from our menswear business, largely driven by higher prior period sales associated with the initial transition of the Chaps Menswear Business to a wholly-owned operation and a shift in the timing of certain shipments. The shift in timing of shipments also contributed to a decline in revenues from childrenswear product lines.
Retail net revenues — Our total reported comparable store sales increased approximately 3% during the three months ended June 28, 2014 compared to the comparable prior period, and increased approximately 1% on a constant currency basis. Comparable store sales refer to the growth of sales in stores that are open for at least one full fiscal year. Sales for stores that are closed during a fiscal year are excluded from the calculation of comparable store sales. Sales for stores that are either relocated, enlarged (as defined by gross square footage expansion of 25% or greater), or generally closed for 30 or more consecutive days for renovation are also excluded from the calculation of comparable store sales until such stores have been in their new location or in their newly renovated state for at least one full fiscal year. Sales from our e-commerce sites are included within comparable store sales for those geographies that have been serviced by the related e-commerce site for at least one full fiscal year. Consolidated comparable store sales information includes our Ralph Lauren stores (including concession-based shop-within-shops), factory stores, Club Monaco stores and e-commerce sites, and certain of our Ralph Lauren e-commerce sites. We use an integrated omni-channel strategy to operate our retail business, in which our e-commerce operations are interdependent with our physical stores.
The net increase in Retail net revenues primarily reflects:

•
an $11 million, or a 1%, net increase in consolidated comparable store sales on a constant currency basis, primarily driven by an increase from our Ralph Lauren e-commerce operations. Comparable store sales related to our e-commerce operations increased by approximately 14% on a reported basis and 13% on a constant currency basis over the related prior fiscal year period, and had a favorable impact on our total comparable store sales of approximately 2% to 3% on a reported basis and 1% to 2% on a constant currency basis. Our consolidated comparable store sales excluding e-commerce were flat to up by 1% on a reported basis and were flat to down by 1% on a constant currency basis;

•
a $58 million, or a 41%, net increase in non-comparable store sales on a constant currency basis, primarily driven by new store openings in Asia and Europe within the past twelve months, as well as new stores and concession shops assumed in connection with the Australia and New Zealand Licensed Operations Acquisition, which more than offset the impact of store closings; and

•
a $12 million net increase in revenues due to net favorable foreign currency effects, comprised of favorable effects of $8 million and $4 million related to our comparable and non-comparable store sales, respectively. The favorable currency effects primarily resulted from the strengthening of the Euro and the South Korean Won, partially offset by the weakening of the Japanese Yen, against the U.S. Dollar during the three months ended June 28, 2014 compared to the three months ended June 29, 2013.

Our global average store count increased by 46 stores and concession shops during the three months ended June 28, 2014 compared with the three months ended June 29, 2013, primarily due to new store and concession shop openings in Asia and Europe, and stores and concession shops assumed in connection with the Australia and New Zealand Licensed Operations Acquisition, partially offset by store closures. The following table details our retail store and e-commerce presence as of the periods presented:

	June 28, 2014	June 29, 2013
Stores:
Freestanding stores	436	396
Concession shops	503	505
Total stores	939	901

E-commerce Sites:
North American sites(a)	3	3
European sites(b)	3	3
Asian sites(c)	3	1
Total e-commerce sites	9	7

(a)	Includes www.RalphLauren.com, www.ClubMonaco.com, and www.ClubMonaco.ca, which collectively service the U.S. and Canada.

(b)
Includes www.RalphLauren.co.uk (servicing the United Kingdom), www.RalphLauren.fr (servicing Belgium, France, Italy, Luxembourg, the Netherlands, Portugal, and Spain), and www.RalphLauren.de (servicing Germany and Austria).

(c)
Includes www.RalphLauren.co.jp servicing Japan; www.RalphLauren.co.kr launched during the second quarter of Fiscal 2014 servicing South Korea; and www.RalphLauren.asia launched in June 2014 servicing Hong Kong, Macau, Malaysia, and Singapore.

Licensing revenues — The $1 million increase in net revenues is primarily attributable to increased apparel and accessories-related royalties, partially offset by the impact of the transition of the previously licensed Australia and New Zealand Business to a wholly-owned operation.
Gross Profit.    Gross profit increased by $39 million, or 3.9%, to $1.043 billion for the three months ended June 28, 2014, from $1.004 billion for the three months ended June 29, 2013. Gross profit as a percentage of net revenues increased by 30 basis points to 61.0% for the three months ended June 28, 2014, from 60.7% for the three months ended June 29, 2013. This increase is primarily attributable to favorable channel and geographic mix, partially offset by the unfavorable impact of certain foreign exchange rates on our derivative contracts.
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
Selling, General, and Administrative Expenses.    SG&A expenses primarily include compensation and benefits, advertising and marketing, distribution, bad debt, information technology, facilities, legal, and other costs associated with finance and administration. SG&A expenses increased by $54 million, or 7.2%, to $789 million for the three months ended June 28, 2014, from $735 million for the three months ended June 29, 2013. This increase included a net unfavorable foreign currency effect of approximately $9 million, primarily related to the strengthening of the Euro against the U.S. Dollar during the three months ended June 28, 2014 as compared to the related prior fiscal year period. SG&A expenses as a percentage of net revenues increased to 46.1% in the three months ended June 28, 2014, from 44.5% in the three months ended June 29, 2013. The 160 basis point increase was primarily due to the increase in operating expenses associated with the growth of our retail businesses (which typically carry higher operating expense margins), increased investments in our stores, facilities and infrastructure, and operating expenses attributable to our recent acquisitions and new business initiatives. These increases were partially offset by our operating leverage on higher net revenues and operational discipline.

The $54 million increase in SG&A expenses was driven by:

Three Months Ended June 28, 2014 Compared to Three Months Ended June 29, 2013
(millions)
SG&A expense category:
Compensation-related expenses(a)	$23
Rent and occupancy expenses	13
Depreciation expense	11
Operating expenses related to the Australia and New Zealand Business	10
Marketing, advertising, and promotional expenses	7
Shipping, warehousing, and distribution expenses	3
Acquisition-related costs(b)	(6)
Consulting and professional fees	(7)
Total change in SG&A expenses	$54

(a)	Primarily due to increased salaries and related expenses to support our retail business growth.

(b)
Comprised of acquisition-related costs incurred during the three months ended June 29, 2013 for the Chaps Menswear License Acquisition in April 2013 and pre-acquisition costs for the Australia and New Zealand Licensed Operations Acquisition in July 2013 (See Note 5 to the accompanying unaudited interim consolidated financial statements).

During the remainder of Fiscal 2015, we continue to expect a certain amount of operating expense de-leverage due to continued investment in our long-term strategic growth initiatives, including global retail store expansion, the introduction of the Polo store concept around the world, department store renovations, and continued investment in our infrastructure.
Amortization of Intangible Assets.    Amortization of intangible assets decreased by $3 million, or 30.9%, to $6 million for the three months ended June 28, 2014, from $9 million for the three months ended June 29, 2013. This decrease was primarily due to amortization of the licensed trademark intangible asset acquired in April 2013 in connection with the Chaps Menswear License Acquisition, which was fully amortized in Fiscal 2014.
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
Restructuring and Other Charges. During the three months ended June 28, 2014, we recorded restructuring charges of $4 million, primarily related to severance and benefit costs associated with our retail and wholesale operations (see Note 9 to the accompanying unaudited interim consolidated financial statements).
Operating Income.    Operating income decreased by $32 million, or 11.6%, to $244 million for the three months ended June 28, 2014, from $276 million for the three months ended June 29, 2013. Operating income as a percentage of net revenues decreased 240 basis points to 14.3% for the three months ended June 28, 2014, from 16.7% for the three months ended June 29, 2013. The overall decline in operating income as a percentage of net revenues was primarily driven by the increase in SG&A as a percentage of net revenues and the absence of the prior year gain on the Chaps Menswear License Acquisition, partially offset by the increase in our gross profit margin, as previously discussed.
During the fourth quarter of Fiscal 2014, we changed the manner in which we allocate certain costs to our reportable segments. All prior period segment information has been recast and is presented below on a comparable basis. See Note 22 to the Company's Fiscal 2014 Form 10-K for further discussion.

Operating income and margin for each of our three reportable segments are provided below:

	Three Months Ended
	June 28, 2014		June 29, 2013
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
Wholesale	$180	25.5%	$207	28.1%	$(27)	(260 bps)
Retail	168	17.5%	165	18.8%	3	(130 bps)
Licensing	36	90.2%	35	90.2%	1	0 bps
	384		407		(23)
Unallocated corporate expenses	(136)		(147)		11
Gain on acquisition of Chaps	—		16		(16)
Unallocated restructuring and other charges	(4)		—		(4)
Total operating income	$244	14.3%	$276	16.7%	$(32)	(240 bps)
Wholesale operating margin declined by 260 basis points, primarily due to the deleverage of SG&A expenses, including compensation-related costs and marketing, advertising, and promotional costs, on lower wholesale revenues. The decline in Wholesale operating margin was also due to a lower gross profit margin, reflecting the unfavorable impact of certain foreign exchange rates on our derivative contracts.
Retail operating margin declined by 130 basis points, largely due to an increase in SG&A expenses as a percentage of net revenues, primarily driven by expenses associated with our global store development efforts and incremental operating expenses associated with the Australia and New Zealand Business.
Unallocated corporate expenses declined by $11 million, primarily due to the non-recurrence of the prior year acquisition-related costs and lower consulting and professional fees, partially offset by higher depreciation expenses and advertising and marketing costs.
Gain on acquisition of Chaps was $16 million for the three months ended June 29, 2013, as previously described above and in Note 5 to the accompanying unaudited interim consolidated financial statements.
Unallocated restructuring and other charges were $4 million during the three months ended June 28, 2014, as previously described above and in Note 9 to the accompanying unaudited interim consolidated financial statements.
Non-operating Expense, net. Non-operating expense, net is comprised of net foreign currency losses, interest expense, interest and other income, net, and equity in losses from our joint venture, the Ralph Lauren Watch and Jewelry Company Sárl (the "RL Watch Company"), which is accounted for under the equity method of accounting. Non-operating expense, net, declined by $2 million to $9 million for the three months ended June 28, 2014, compared to $11 million for the three months ended June 29, 2013. The lower non-operating expense was largely driven by a net decline in foreign currency losses, which was primarily related to the revaluation and settlement of foreign currency-denominated third-party and intercompany receivables and payables, partially offset by net losses related to foreign currency hedge contracts. Foreign currency gains and losses do not result from the translation of the operating results of our foreign subsidiaries to U.S. dollars.
Provision for Income Taxes.    The provision for income taxes decreased by $11 million, or 12.9%, to $73 million for the three months ended June 28, 2014, from $84 million for the three months ended June 29, 2013. The decrease in the provision for income taxes was primarily due to the decline in pretax income, coupled with a decrease in our reported effective tax rate of 60 basis points, to 31.1% for the three months ended June 28, 2014 from 31.7% for the three months ended June 29, 2013. The lower effective tax rate for the three months ended June 28, 2014 was primarily due to a greater proportion of earnings generated in lower-taxed jurisdictions, as well as an income tax benefit resulting from the legal entity restructuring of certain of our foreign operations in Fiscal 2015, partially offset by additional tax reserves associated with the conclusion of tax examinations during the three months ended June 28, 2014. The effective tax rate differs from the statutory tax rate due to the effect of state and local taxes, tax rates in foreign jurisdictions, and certain nondeductible expenses. Our effective tax rate will change from period to period based on various factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.
Net Income.    Net income declined by $19 million, or 10.2%, to $162 million for the three months ended June 28, 2014, from $181 million for the three months ended June 29, 2013. The decline in net income was primarily due to the $32 million decline in operating income, partially offset by the $11 million reduction in our provision for income taxes, both as previously discussed.
Net Income per Diluted Share.    Net income per diluted share declined by $0.14, or 7.2%, to $1.80 per share for the three months ended June 28, 2014, from $1.94 per share for the three months ended June 29, 2013. The decline was due to lower net income, as previously discussed, partially offset by lower weighted-average diluted shares outstanding during the three months ended June 28, 2014, driven by our share repurchases over the last twelve months.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of June 28, 2014 and March 29, 2014:

	June 28, 2014	March 29, 2014	$ Change
	(millions)
Cash and cash equivalents	$711	$797	$(86)
Short-term investments	658	488	170
Non-current investments(a)	2	2	—
Long-term debt	(300)	(300)	—
Net cash and investments(b)	$1,071	$987	$84
Equity	$3,972	$4,034	$(62)

(a)	Recorded within other non-current assets in our consolidated balance sheets.

(b)	"Net cash and investments" is defined as cash and cash equivalents, plus short-term and non-current investments, less total debt.
The increase in our net cash and investments position at June 28, 2014 as compared to March 29, 2014 was primarily due to our operating cash flows of $415 million, partially offset by our use of cash to support Class A common stock repurchases of $211 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to invest in our business through $85 million in capital expenditures, and to make cash dividend payments of $40 million.
The decrease in equity was primarily attributable to our share repurchase activity and dividends declared, partially offset by our net income and the net impact of stock-based compensation arrangements during the three months ended June 28, 2014.

Cash Flows
The following table details our cash flows for the three-month periods ended June 28, 2014 and June 29, 2013:

	Three Months Ended
	June 28, 2014	June 29, 2013	$ Change
	(millions)
Net cash provided by operating activities	$415	$295	$120
Net cash used in investing activities	(264)	(107)	(157)
Net cash used in financing activities	(238)	(217)	(21)
Effect of exchange rate changes on cash and cash equivalents	1	(5)	6
Net decrease in cash and cash equivalents	$(86)	$(34)	$(52)
Net Cash Provided by Operating Activities.    Net cash provided by operating activities increased to $415 million during the three months ended June 28, 2014, as compared to $295 million during the three months ended June 29, 2013. The net increase in cash provided by operating activities was due to the net favorable changes related to our operating assets and liabilities, including working capital, as well as an increase in net income before non-cash items. The increase related to our working capital was primarily driven by an increase associated with the decline in our accounts receivable balance, primarily relating to the timing of wholesale sales and of cash collections, and an increase in accounts payable and accrued liabilities, primarily attributable to increased inventory purchases to support business growth, and the timing of payments. These increases were partially offset by an increase in our inventory levels to support the newly transitioned businesses, new and expanded stores, and e-commerce growth.
Net Cash Used in Investing Activities.    Net cash used in investing activities was $264 million during the three months ended June 28, 2014, as compared to $107 million during the three months ended June 29, 2013. The $157 million net increase in cash used in investing activities was primarily driven by:

•
a $168 million increase in cash used to purchase investments, less proceeds from sales and maturities of investments. During the three months ended June 28, 2014, we made net investment purchases of $175 million, as compared to net investment purchases of $7 million during the three months ended June 29, 2013; and

•
a $19 million increase in capital expenditures. During the three months ended June 28, 2014, we spent $85 million on capital expenditures, as compared to $66 million during the three months ended June 29, 2013. Our capital expenditures during the three months ended June 28, 2014 were primarily related to our global retail store expansion, including the openings of our first Polo flagship store in New York City and our first flagship store in Hong Kong, department store renovations, enhancements to our global information technology systems, and further development of our infrastructure.

These increases in cash used in investing activities were partially offset by:

•
a $28 million decline in cash used to fund our acquisitions and ventures. During the three months ended June 28, 2014, we used $4 million of cash to support the funding of our joint venture, the RL Watch Company. During the three months ended June 29, 2013, we used $32 million of cash, including $18 million to fund the Chaps Menswear License Acquisition, $11 million to fund the July 2013 Australia and New Zealand Licensed Operations Acquisition, as well as amounts to support the continued funding of the RL Watch Company.

Net Cash Used in Financing Activities.    Net cash used in financing activities was $238 million during the three months ended June 28, 2014, as compared to $217 million during the three months ended June 29, 2013. The net increase in cash used in financing activities was primarily driven by:

•
a $13 million decline in excess tax benefits from stock-based compensation arrangements, primarily driven by a lower price of our Class A common stock for awards that vested during the period as compared to the prior fiscal year period;

•
a $10 million increase in cash used to repurchase shares of our Class A common stock. During the three months ended June 28, 2014, we used $180 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $31 million in shares of Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our 1997 Long-Term Stock Incentive Plan, as amended (the "1997 Incentive Plan") and our 2010 Long-Term Stock Incentive Plan (the "2010 Incentive Plan"). On a comparative basis, during the three months ended June 29, 2013, we used $150 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program (including a $50 million payment made in June 2013 to fund a prepaid share repurchase program), and an additional $51 million in shares of Class A common stock were surrendered or withheld for taxes; and

•
a $4 million increase in cash used to pay dividends. During the three months ended June 28, 2014, we used $40 million to pay dividends as compared to $36 million during the three months ended June 29, 2013.

These increases in cash used in financing activities were partially offset by:

•
a $9 million increase in cash received from stock option exercises. During the three months ended June 28, 2014, we received $14 million from exercises of employee stock options, as compared to $5 million during the three months ended June 29, 2013.

Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, $500 million of availability under our Global Credit Facility (as defined below), the availability under our Pan-Asia Credit Facilities (as defined below), our newly initiated commercial paper borrowing program (as described below), our available cash and cash equivalents and short-term investments, and our other available financing options. Most of our cash and short-term investments are held outside the U.S. in jurisdictions where we intend to permanently reinvest any undistributed earnings to support our continued growth. However, we are not dependent on foreign cash to fund our domestic operations and do not expect to repatriate these balances to meet our domestic cash needs. Our sources of liquidity are used to fund our ongoing cash requirements, including working capital requirements, global retail store and e-commerce development and expansion, construction and renovation of shop-within-shops, investment in infrastructure, including technology, acquisitions, joint ventures, payment of dividends, debt repayments, common stock repurchases, settlement of contingent liabilities (including uncertain tax positions), and other corporate activities. We believe that our existing sources of cash, as well as our ability to access capital markets, will be sufficient to support our operating, capital, and debt service requirements for the foreseeable future, the ongoing development of our businesses, and our plans for further business expansion.
As discussed in the "Debt and Covenant Compliance" section below, we had no revolving credit facility borrowings outstanding under our Global Credit Facility or our Pan-Asia Credit Facilities as of June 28, 2014. We may elect to draw on our credit facilities or other potential sources of financing for, among other things, a material acquisition, settlement of a material contingency (including uncertain tax positions), or a material adverse business or macroeconomic development, as well as for other general corporate business purposes.
We believe that our Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of June 28, 2014, there were ten financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 16%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Global Credit Facility and the Pan-Asia Credit Facilities in the event of our election to draw funds in the foreseeable future.

Common Stock Repurchase Program
A summary of our repurchases of Class A common stock under our common stock repurchase program is presented below:

	Three Months Ended
	June 28, 2014	June 29, 2013
	(millions)
Cost of shares repurchased	$180	$150	(a)
Number of shares repurchased	1.2	0.9	(a)

(a)
Includes a $50 million payment made in March 2013 under a share repurchase program with a third-party financial institution, in exchange for the right to receive shares of our Class A common stock at the conclusion of the 93-day repurchase term. The related 0.3 million shares were delivered to us during the three months ended June 29, 2013, based on the volume-weighted average market price of our Class A common stock over the 93-day repurchase term, less a discount. Further, in June 2013, we prepaid an additional $50 million under a separate share repurchase program with a third-party financial institution, in exchange for the right to receive shares of our Class A common stock at the conclusion of a repurchase term of up to 93 days based on the volume-weighted average market price of our Class A common stock over such term, less a discount. Such prepayment has not been included in the table above.

As of June 28, 2014, the remaining availability under our Class A common stock repurchase program was approximately $400 million. Repurchases of shares of Class A common stock are subject to overall business and market conditions.
In addition, during the three-month periods ended June 28, 2014 and June 29, 2013, 0.2 million and 0.3 million shares of Class A common stock, respectively, at a cost of $31 million and $51 million, respectively, were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under the 1997 Incentive Plan and the 2010 Incentive Plan.
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.
Dividends
Since 2003, we have maintained a regular quarterly cash dividend program on our common stock. On November 5, 2013, our Board of Directors approved an increase to the quarterly cash dividend on our common stock from $0.40 per share to $0.45 per share. The first quarter Fiscal 2015 dividend of $0.45 per share was declared on June 12, 2014, was payable to stockholders of record at the close of business on June 27, 2014, and was paid on July 11, 2014. Dividends paid amounted to $40 million and $36 million during the three-month periods ended June 28, 2014 and June 29, 2013, respectively.
We intend to continue to pay regular quarterly dividends on our outstanding common stock. However, any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, and other factors that the Board of Directors may deem relevant.
Debt and Covenant Compliance
Senior Notes
In September 2013, we completed a registered public debt offering and issued $300 million aggregate principal amount of Senior Notes due September 26, 2018 at a price equal to 99.896% of their principal amount. The Senior Notes bear interest at a fixed rate of 2.125%, payable semi-annually. The proceeds from this offering were used for general corporate purposes, including the repayment of our €209 million principal amount outstanding of 4.5% Euro-denominated notes, which matured on October 4, 2013.

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
Commercial Paper
In May 2014, we initiated a commercial paper borrowing program (the "Commercial Paper Program") that allows us to issue up to $300 million of unsecured commercial paper notes through private placement using third-party broker-dealers. Borrowings under the Commercial Paper Program are supported by the Global Credit Facility, as defined below, and may be used for our general working capital and corporate needs. Maturities of commercial paper notes will vary depending upon needs, but cannot exceed 397 days from the date of issuance. Commercial paper issued under the Commercial Paper Program will rank equally with our other unsecured indebtedness. As of June 28, 2014, there were no borrowings under our Commercial Paper Program.
Revolving Credit Facilities
Global Credit Facility
We have a credit facility that provides for a $500 million senior unsecured revolving line of credit through March 2016, which may also be used to support the issuance of letters of credit and the maintenance of the Commercial Paper Program (the "Global Credit Facility"). Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and other currencies, including Euros, Hong Kong Dollars, and Japanese Yen. We have the ability to expand our borrowing availability under the Global Credit Facility to $750 million, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. As of June 28, 2014, there were no borrowings outstanding under the Global Credit Facility and we were contingently liable for $9 million of outstanding letters of credit.
The Global Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make certain investments. The Global Credit Facility also requires us to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the "leverage ratio") of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus eight times consolidated rent expense for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, and (iv) consolidated rent expense. As of June 28, 2014, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility.
Pan-Asia Credit Facilities
Certain of our subsidiaries in Asia have uncommitted credit facilities with regional branches of JPMorgan Chase (the "Banks") in China, Malaysia, South Korea, and Taiwan (the "Pan-Asia Credit Facilities"). These credit facilities are subject to annual renewal and may be used to fund general working capital and corporate needs of our operations in the respective countries. Our subsidiaries' borrowings under the Pan-Asia Credit Facilities are guaranteed by the parent company. The Pan-Asia Credit Facilities do not contain any financial covenants. As of June 28, 2014, the Pan-Asia Credit Facilities provided for revolving lines of credit of up to $34 million, granted at the sole discretion of the Banks, subject to availability of the Banks' funds and satisfaction of certain regulatory requirements. As of June 28, 2014, there were no borrowings outstanding under any of the Pan-Asia Credit Facilities. However, bank guarantees of 12 million Chinese Renminbi (approximately $2 million) were supported by our China Credit Facility.
Refer to Note 11 to the accompanying unaudited interim consolidated financial statements and Note 14 of the Fiscal 2014 10-K for detailed disclosure of the terms and conditions of our debt and credit facilities.

Contractual Obligations
Lease Obligations
During the three months ended June 28, 2014, we entered into a lease for a new domestic distribution facility in North Carolina to support our future business growth. The initial lease term is approximately 15 years, with optional renewal periods and a purchase option. The total commitment relating to this lease is approximately $56 million, with minimum lease payments of approximately $2 million due in fiscal year 2016, $3 million due each year from fiscal year 2017 through 2019, and aggregate minimum lease payments of $45 million for fiscal years 2020 through 2031. We expect to take possession of this property in the second quarter of fiscal year 2016.
Refer to the Contractual and Other Obligations disclosure within the Financial Condition and Liquidity section of the Fiscal 2014 10-K for detailed disclosure of our other lease commitments and contractual obligations as of March 29, 2014.
MARKET RISK MANAGEMENT
As discussed in Note 16 to our audited consolidated financial statements included in our Fiscal 2014 10-K and Note 13 to the accompanying unaudited interim consolidated financial statements, we are exposed to a variety of risks, including changes in foreign currency exchange rates relating to certain anticipated cash flows from our international operations and possible declines in the value of reported net assets of certain of our foreign operations, as well as changes in the fair value of our fixed-rate debt relating to changes in interest rates. Consequently, at times, in the normal course of business, we employ established policies and procedures, including the use of derivative financial instruments, to manage such risks. We do not enter into derivative transactions for speculative or trading purposes.
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts will fail to meet their contractual obligations. To mitigate this counterparty credit risk, we have a policy of only entering into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and other factors, adhering to established limits for credit exposure. Our established policies and procedures for mitigating credit risk from derivative transactions include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties when possible to mitigate credit risk associated with our derivative instruments. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of June 28, 2014. However, we do have in aggregate approximately $5 million of derivative instruments in net asset positions with three creditworthy financial institutions.
Foreign Currency Risk Management
We manage our exposure to changes in foreign currency exchange rates through the use of forward foreign currency exchange contracts. Refer to Note 13 to the accompanying unaudited interim consolidated financial statements for a summary of the notional amounts and fair values of our forward foreign currency exchange contracts outstanding as of June 28, 2014.
Forward Foreign Currency Exchange Contracts
We enter into forward foreign currency exchange contracts as hedges to reduce our risk related to exchange rate fluctuations on inventory purchases made in an entity's non-functional currency, intercompany royalty payments made by certain of our international operations, intercompany contributions made to fund certain marketing efforts of our international operations, and other foreign currency-denominated operational cash flows. As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily to changes in the value of the Euro, the Japanese Yen, the South Korean Won, the Australian Dollar, the Canadian Dollar, and the Hong Kong Dollar, we hedge a portion of our foreign currency exposures anticipated over a two-year period. In doing so, we use foreign currency exchange forward contracts that generally have maturities of two months to two years to provide continuing coverage throughout the hedging period.
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
As of June 28, 2014, there have been no other significant changes in our foreign currency exposures, or in the types of derivative instruments used to hedge such exposures. See Note 3 to the accompanying unaudited interim consolidated financial statements for further discussion of our foreign currency exposures, and the types of derivative instruments used to hedge those exposures.
Investment Risk Management
As of June 28, 2014, we had cash and cash equivalents on-hand of $711 million, primarily on deposit in interest bearing accounts and invested in money market funds and time deposits with original maturities of 90 days or less. Our other significant investments included $658 million of short-term investments, primarily in time deposits with original maturities greater than 90 days, and $46 million of restricted cash placed in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters.
We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed further below. Our investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in our investment policy. See Note 13 to the accompanying unaudited interim consolidated financial statements for further detail of the composition of our investment portfolio as of June 28, 2014.
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
CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are described in Note 3 to the audited consolidated financial statements included in our Fiscal 2014 10-K. Our estimates are often based on complex judgments, assessments of probability, and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same set of facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the "Critical Accounting Policies" section of the MD&A in our Fiscal 2014 10-K.
There have been no significant changes in the application of our critical accounting policies since March 29, 2014.
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 4 to the accompanying unaudited interim consolidated financial statements for a description of certain recently issued or proposed accounting standards which may impact our consolidated financial statements in future reporting periods.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
For a discussion of the Company's exposure to market risk, see "Market Risk Management" presented in Part I, Item 2 — "MD&A" of this Form 10-Q and incorporated herein by reference.

Item 4.	Controls and Procedures.
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Executive Vice President, Chief Administrative Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
The Company carried out an evaluation based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level as of June 28, 2014. Except as discussed below, there has been no change in the Company's internal control over financial reporting during the fiscal quarter ended June 28, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Global Operating and Financial Reporting System Implementation
We are in the process of implementing a new global operating and financial reporting information technology system, SAP, as part of a multi-year plan to integrate and upgrade our systems and processes, which we began in Fiscal 2011. The implementation of this global system is scheduled to continue in phases over the next several years. During the first quarter of Fiscal 2015, we continued to migrate certain areas of our business to SAP, including global merchandise procurement and customer order management and record-to-report for our North American wholesale operations, which is scheduled to be completed in Fiscal 2015. We are also in the process of planning the migration of our European operations to SAP, which will be completed in stages over the next several years.
As the phased implementation of this new system occurs, we are experiencing certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect SAP to strengthen our internal financial controls by automating manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve. For a discussion of risks related to the implementation of new systems, see Item 1A — "Risk Factors — Risks Related to Our Business — Implementation of management information systems may negatively impact our business" in our Annual Report on Form 10-K for the fiscal year ended March 29, 2014.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Reference is made to the information disclosed under Item 3 — "LEGAL PROCEEDINGS" in our Annual Report on Form 10-K for the fiscal year ended March 29, 2014. The following is a summary of recent litigation developments.
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
Other Matters
From time to time, we are involved in litigation, other legal claims, and proceedings involving matters associated with or incidental to our business, including, among other things, matters involving credit card fraud, trademark and other intellectual property, licensing, importation and exportation of products, and employee relations. We believe at present that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our consolidated financial statements. However, our assessment of the current litigation or other legal claims could potentially change in light of the discovery of facts not presently known or determinations by judges, juries, or other finders of fact which are not in accord with management's evaluation of the possible liability or outcome of such litigation or claims.

Item 1A.	Risk Factors.
The Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2014 contains a detailed discussion of certain risk factors that could materially adversely affect the Company's business, operating results, and/or financial condition. There are no material changes to the risk factors previously disclosed, nor has the Company identified any previously undisclosed risks that could materially adversely affect the Company's business, operating results, and/or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Items 2(a) and (b) are not applicable.

(c)	Stock Repurchases
The following table sets forth the repurchases of shares of the Company's Class A common stock during the fiscal quarter ended June 28, 2014:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
					(millions)
March 30, 2014 to April 26, 2014	15,725	(1)	$160.15	—	$580
April 27, 2014 to May 24, 2014	337,005		148.37	337,005	530
May 25, 2014 to June 28, 2014	1,033,259	(2)	153.84	844,270	400
	1,385,989			1,181,275

(1)
Represents shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under the 2010 Long-Term Stock Incentive Plan and the 1997 Long-Term Stock Incentive Plan.

(2)
Includes approximately 0.2 million shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under the incentive plans referenced above.

Item 6.	Exhibits.

10.1
Amendment No. 1 to the Amended and Restated Employment Agreement, made effective as of May 27, 2014, between Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.1 to the Form 8-K filed May 29, 2014).

12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 17 CFR 240.13a-14(a).
31.2	Certification of Christopher H. Peterson, Executive Vice President, Chief Administrative Officer and Chief Financial Officer, pursuant to 17 CFR 240.13a-14(a).
32.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2
Certification of Christopher H. Peterson, Executive Vice President, Chief Administrative Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at June 28, 2014 and March 29, 2014, (ii) the Consolidated Statements of Income for the three-month periods ended June 28, 2014 and June 29, 2013, (iii) the Consolidated Statements of Comprehensive Income for the three-month periods ended June 28, 2014 and June 29, 2013, (iv) the Consolidated Statements of Cash Flows for the three-month periods ended June 28, 2014 and June 29, 2013, and (v) the Notes to the Consolidated Financial Statements.

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
Date: August 7, 2014