Form 10-Q
period 2014-09-27
RALPH LAUREN CORP
filed 2014-10-30
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At October 24, 2014, 61,423,701 shares of the registrant's Class A common stock, $.01 par value, and 26,281,276 shares of the registrant's Class B common stock, $.01 par value, were outstanding.

RALPH LAUREN CORPORATION
INDEX

		Page

PART I. FINANCIAL INFORMATION (Unaudited)
Item 1.	Financial Statements:
	Consolidated Balance Sheets	3
	Consolidated Statements of Income	4
	Consolidated Statements of Comprehensive Income	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	54
Item 4.	Controls and Procedures	54

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	55
Item 1A.	Risk Factors	55
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 6.	Exhibits	56
Signatures		57

EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101	INSTANCE DOCUMENT
EX-101	SCHEMA DOCUMENT
EX-101	CALCULATION LINKBASE DOCUMENT
EX-101	LABELS LINKBASE DOCUMENT
EX-101	PRESENTATION LINKBASE DOCUMENT
EX-101	DEFINITION LINKBASE DOCUMENT

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 27, 2014	March 29, 2014
	(millions) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$483	$797
Short-term investments	708	488
Accounts receivable, net of allowances of $300 million and $270 million	641	588
Inventories	1,292	1,020
Income tax receivable	62	62
Deferred tax assets	150	150
Prepaid expenses and other current assets	224	224
Total current assets	3,560	3,329
Property and equipment, net	1,411	1,322
Deferred tax assets	45	39
Goodwill	940	964
Intangible assets, net	283	299
Other non-current assets	159	137
Total assets	$6,398	$6,090
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$210	$—
Accounts payable	255	203
Income tax payable	56	77
Accrued expenses and other current liabilities	762	690
Total current liabilities	1,283	970
Long-term debt	300	300
Non-current liability for unrecognized tax benefits	133	132
Other non-current liabilities	653	654
Commitments and contingencies (Note 14)
Total liabilities	2,369	2,056
Equity:
Class A common stock, par value $.01 per share; 99.2 million and 98.0 million shares issued; 61.2 million and 61.8 million shares outstanding	1	1
Class B common stock, par value $.01 per share; 26.5 million and 26.9 million shares issued and outstanding	—	—
Additional paid-in-capital	2,056	1,979
Retained earnings	5,530	5,257
Treasury stock, Class A, at cost; 38.0 million and 36.2 million shares	(3,598)	(3,317)
Accumulated other comprehensive income	40	114
Total equity	4,029	4,034
Total liabilities and equity	$6,398	$6,090
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(millions, except per share data) (unaudited)
Net sales	$1,949	$1,872	$3,617	$3,486
Licensing revenue	45	43	85	82
Net revenues	1,994	1,915	3,702	3,568
Cost of goods sold(a)	(862)	(831)	(1,527)	(1,480)
Gross profit	1,132	1,084	2,175	2,088
Selling, general, and administrative expenses(a)	(837)	(777)	(1,626)	(1,512)
Amortization of intangible assets	(7)	(10)	(13)	(19)
Gain on acquisition of Chaps	—	—	—	16
Restructuring and other charges	(2)	(2)	(6)	(2)
Total other operating expenses, net	(846)	(789)	(1,645)	(1,517)
Operating income	286	295	530	571
Foreign currency gains (losses)	(3)	1	(6)	(5)
Interest expense	(5)	(7)	(9)	(12)
Interest and other income, net	3	2	4	4
Equity in losses of equity-method investees	(3)	(3)	(6)	(5)
Income before provision for income taxes	278	288	513	553
Provision for income taxes	(77)	(83)	(150)	(167)
Net income	$201	$205	$363	$386
Net income per common share:
Basic	$2.27	$2.28	$4.09	$4.27
Diluted	$2.25	$2.23	$4.05	$4.17
Weighted average common shares outstanding:
Basic	88.4	90.4	88.7	90.6
Diluted	89.2	92.2	89.7	92.6
Dividends declared per share	$0.45	$0.40	$0.90	$0.80
(a) Includes total depreciation expense of:	$(65)	$(56)	$(128)	$(107)

See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(millions) (unaudited)
Net income	$201	$205	$363	$386
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(97)	50	(100)	48
Net gains (losses) on derivative financial instruments	23	(18)	25	(23)
Net losses on available-for-sale investments	—	—	—	(5)
Net gains on defined benefit plans	1	—	1	—
Other comprehensive income (loss), net of tax	(73)	32	(74)	20
Total comprehensive income	$128	$237	$289	$406

See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 27, 2014	September 28, 2013
	(millions) (unaudited)
Cash flows from operating activities:
Net income	$363	$386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	141	126
Deferred income tax benefit	(9)	(16)
Equity in losses of equity-method investees	6	5
Non-cash stock-based compensation expense	42	43
Gain on acquisition of Chaps	—	(16)
Excess tax benefits from stock-based compensation arrangements	(5)	(20)
Other non-cash charges, net	4	—
Changes in operating assets and liabilities:
Accounts receivable	(63)	(93)
Inventories	(295)	(271)
Prepaid expenses and other current assets	(21)	(33)
Accounts payable and accrued liabilities	104	61
Income tax receivables and payables	1	(12)
Deferred income	(9)	(11)
Other balance sheet changes, net	16	71
Net cash provided by operating activities	275	220
Cash flows from investing activities:
Capital expenditures	(176)	(214)
Purchases of investments	(793)	(644)
Proceeds from sales and maturities of investments	532	492
Acquisitions and ventures	(3)	(36)
Change in restricted cash deposits	—	(6)
Net cash used in investing activities	(440)	(408)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	300
Proceeds from issuance of short-term debt	530	—
Repayments of short-term debt	(320)	—
Payments of capital lease obligations	(13)	(5)
Payments of dividends	(79)	(73)
Repurchases of common stock, including shares surrendered for tax withholdings	(281)	(210)
Proceeds from exercise of stock options	33	19
Excess tax benefits from stock-based compensation arrangements	5	20
Net cash provided by (used in) financing activities	(125)	51
Effect of exchange rate changes on cash and cash equivalents	(24)	2
Net decrease in cash and cash equivalents	(314)	(135)
Cash and cash equivalents at beginning of period	797	974
Cash and cash equivalents at end of period	$483	$839
See accompanying notes.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data and where otherwise indicated)
(Unaudited)

1.	Description of Business
Ralph Lauren Corporation ("RLC") is a global leader in the design, marketing, and distribution of premium lifestyle products, including apparel, accessories, home furnishings, and other licensed product categories. RLC's long-standing reputation and distinctive image have been consistently developed across an expanding number of products, brands, sales channels, and international markets. RLC's brand names include Ralph Lauren, Ralph Lauren Collection, Purple Label, Black Label, Polo, Polo Ralph Lauren, RRL, RLX Ralph Lauren, Lauren Ralph Lauren, Ralph Lauren Childrenswear, Denim & Supply Ralph Lauren, Chaps, Club Monaco, and American Living, among others. RLC and its subsidiaries are collectively referred to herein as the "Company," "we," "us," "our," and "ourselves," unless the context indicates otherwise.
The Company classifies its businesses into three segments: Wholesale, Retail, and Licensing. The Company's wholesale sales are made principally to major department stores and specialty stores around the world. The Company also sells directly to consumers through its integrated retail channel, which includes its retail stores, concession-based shop-within-shops, and e-commerce operations around the world. In addition, the Company licenses to unrelated third parties for specified periods the right to operate retail stores and to use its various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear, and fragrances.

2.	Basis of Presentation
Interim Financial Statements
These interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") and are unaudited. In the opinion of management, these consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position, income, comprehensive income, and cash flows of the Company for the interim periods presented. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") have been condensed or omitted from this report as is permitted by the SEC's rules and regulations. However, the Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading.
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
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2015 will end on March 28, 2015 and will be a 52-week period ("Fiscal 2015"). Fiscal year 2014 ended on March 29, 2014 and was also a 52-week period ("Fiscal 2014"). The second quarter of Fiscal 2015 ended on September 27, 2014 and was a 13-week period. The second quarter of Fiscal 2014 ended on September 28, 2013 and was also a 13-week period.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ materially from those estimates.
Significant estimates inherent in the preparation of the consolidated financial statements include reserves for bad debt, customer returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances; the realizability of inventory; reserves for litigation and other contingencies; useful lives and impairments of long-lived tangible and intangible assets; accounting for income taxes and related uncertain tax positions; valuation of stock-based compensation awards and related estimated forfeiture rates; reserves for restructuring; and accounting for business combinations, among others.
Reclassifications
Certain reclassifications have been made to the prior period's financial information in order to conform to the current period's presentation, including a change in the manner in which the Company allocates certain costs to its reportable segments, as described in Note 22 to the Company's Fiscal 2014 10-K.
Seasonality of Business
The Company's business is typically affected by seasonal trends, with higher levels of wholesale sales in its second and fourth fiscal quarters and higher retail sales in its second and third fiscal quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school, and holiday shopping periods in the Retail segment. In addition, fluctuations in sales, operating income, and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, the Company's operating results and cash flows for the three-month and six-month periods ended September 27, 2014 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2015.

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
Shipping and Handling Costs
The costs associated with shipping goods to customers are reflected as a component of selling, general, and administrative ("SG&A") expenses in the unaudited interim consolidated statements of income. Shipping costs were approximately $10 million and $19 million during the three-month and six-month periods ended September 27, 2014, respectively, and $9 million and $17 million during the three-month and six-month periods ended September 28, 2013, respectively. The costs of preparing merchandise for sale, such as picking, packing, warehousing, and order charges ("handling costs") are also included in SG&A expenses. Handling costs were approximately $45 million and $87 million during the three-month and six-month periods ended September 27, 2014, respectively, and $52 million and $91 million during the three-month and six-month periods ended September 28, 2013, respectively. Shipping and handling costs billed to customers are included in revenue.
Net Income per Common Share
Basic net income per common share is computed by dividing net income attributable to common shares by the weighted-average number of common shares outstanding during the period. Weighted-average common shares include shares of the Company's Class A and Class B common stock. Diluted net income per common share adjusts basic net income per common share for the effects of outstanding stock options, restricted stock, restricted stock units ("RSUs"), and any other potentially dilutive instruments, only in the periods in which such effects are dilutive under the treasury stock method.
The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to shares used to calculate diluted net income per common share as follows:

	Three Months Ended		Six Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(millions)
Basic shares	88.4	90.4	88.7	90.6
Dilutive effect of stock options, restricted stock, and RSUs	0.8	1.8	1.0	2.0
Diluted shares	89.2	92.2	89.7	92.6
All earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding RSUs that are issuable only upon the achievement of certain service and/or performance goals. Performance-based RSUs are included in the computation of diluted shares only to the extent that the underlying performance conditions (and any applicable market condition modifiers) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of September 27, 2014 and September 28, 2013, there were approximately 2.0 million and 1.2 million, respectively, additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based RSUs, which were excluded from the diluted share calculations.

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
A rollforward of the activity in the Company's reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented below:

	Three Months Ended		Six Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(millions)
Beginning reserve balance	$245	$245	$254	$230
Amount charged against revenue to increase reserve	212	215	369	368
Amount credited against customer accounts to decrease reserve	(167)	(192)	(332)	(332)
Foreign currency translation	(6)	2	(7)	4
Ending reserve balance	$284	$270	$284	$270
An allowance for doubtful accounts is determined through analysis of periodic aging of accounts receivable, assessments of collectability based on an evaluation of historical and anticipated trends, the financial condition of the Company's customers, and an evaluation of the impact of economic conditions, among other factors. The Company's allowance for doubtful accounts was $16 million as of both September 27, 2014 and March 29, 2014. The activity in the allowance for doubtful accounts was not material during the three-month and six-month periods ended September 27, 2014 and September 28, 2013.
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department and specialty stores around the world, and extends credit based on an evaluation of each customer's financial capacity and condition, usually without requiring collateral. In the Company's wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2014, the Company's sales to its largest wholesale customer, Macy's, Inc. ("Macy's"), accounted for approximately 12% of its total net revenues, and the Company's sales to its three largest wholesale customers (including Macy's) represented approximately 25% of total net revenues during Fiscal 2014. As of September 27, 2014, these three key wholesale customers represented approximately 40% of gross accounts receivable.
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
Each derivative instrument that qualifies for hedge accounting is expected to be highly effective at reducing the risk associated with the exposure being hedged. For each derivative instrument that is designated as a hedge, the Company formally documents the related risk management objective and strategy, including identification of the hedging instrument, the hedged item, and the risk exposure, as well as how hedge effectiveness will be assessed prospectively and retrospectively over the instrument's term. To assess the effectiveness of derivative instruments that are designated as hedges, the Company uses regression analysis, a statistical method, to compare the change in the fair value of the derivative instrument to the change in cash flows of the related

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

hedged item. The extent to which a hedging instrument has been and is expected to remain highly effective in achieving offsetting changes in cash flows is assessed and documented by the Company on at least a quarterly basis.
To the extent that a derivative instrument designated as a cash flow hedge is not considered to be effective, any change in its fair value relating to such ineffectiveness is immediately recognized in earnings within foreign currency gains (losses). If it is determined that a derivative instrument has not been highly effective, and will continue not to be highly effective in hedging the designated exposure, hedge accounting is discontinued and further gains (losses) are recognized in earnings within foreign currency gains (losses). Upon discontinuance of hedge accounting, the cumulative change in fair value of the derivative instrument previously recorded in AOCI is recognized in earnings when the related hedged item affects earnings, consistent with the originally-documented hedging strategy, unless the forecasted transaction is no longer probable of occurring, in which case the accumulated amount is immediately recognized in earnings within foreign currency gains (losses).
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
The fair values of the Company's derivative instruments are recorded on its consolidated balance sheets on a gross basis. For cash flow reporting purposes, the Company classifies proceeds received or amounts paid upon the settlement of a derivative instrument in the same manner as the related item being hedged, primarily within cash flows from operating activities.
Forward Foreign Currency Exchange Contracts
The Company primarily enters into forward foreign currency exchange contracts as hedges to reduce its risks related to exchange rate fluctuations on inventory purchases, intercompany royalty payments made by certain of its international operations, intercompany contributions made to fund certain marketing efforts of its international operations, and other foreign currency-denominated operational cash flows. To the extent forward foreign currency exchange contracts designated as cash flow hedges are highly effective in offsetting changes in the value of the hedged items, the related gains (losses) are initially deferred in equity as a component of AOCI and subsequently recognized in the consolidated statements of income as follows:

•	Forecasted Inventory Transactions — Recognized as part of the cost of the inventory being hedged within cost of goods sold when the related inventory is sold to a third party.

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
Refer to Note 3 in the Fiscal 2014 10-K for a summary of all of the Company's significant accounting policies.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Recently Issued Accounting Standards
Accounting for Share-Based Payments
In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" ("ASU 2014-12"). ASU 2014-12 clarifies the accounting for certain stock-based compensation awards by requiring that a performance target that affects an award's vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the award's grant-date fair value and the related compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. ASU 2014-12 is effective for the Company beginning in its fiscal year 2017, with early adoption permitted, and may be applied prospectively to all awards granted after the effective date, or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented. Adoption of ASU 2014-12 is not expected to have a significant impact on the Company's consolidated financial statements.
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 provides a single, comprehensive accounting model for revenues arising from contracts with customers that will supersede most existing revenue recognition guidance, including industry-specific guidance. Under this model, revenue is recognized at an amount that an entity expects to be entitled to upon transferring control of goods or services to a customer, as opposed to when risks and rewards transfer to a customer under existing revenue recognition guidance. ASU 2014-09 is effective for the Company beginning in its fiscal year 2018, and may be applied retrospectively to all prior periods presented or through a cumulative adjustment to the opening retained earnings balance in the year of adoption. The Company is currently in the process of evaluating the impact of ASU 2014-09 on its consolidated financial statements.
Proposed Amendments to Current Accounting Standards
The FASB is currently working on amendments to existing accounting standards governing a number of areas including, but not limited to, accounting for leases. In May 2013, the FASB issued an exposure draft, "Leases" (the "Exposure Draft"), which would replace the existing guidance in ASC topic 840, "Leases." Under the Exposure Draft, among other changes in practice, a lessee's rights and obligations under most leases, including existing and new arrangements, would be recognized as assets and liabilities on the consolidated balance sheet. The comment period for the Exposure Draft ended in September 2013. The FASB is currently redeliberating certain portions of the proposal to determine next steps. If and when effective, this proposed standard will likely have a significant impact on the Company's consolidated financial statements. However, as the standard-setting process is still ongoing, the Company is unable to determine the impact this proposed change in accounting would have on its consolidated financial statements at this time.

5.	Acquisitions
Australia and New Zealand Licensed Operations Acquisition
On July 1, 2013, in connection with the transition of the Ralph Lauren-branded apparel and accessories business in Australia and New Zealand (the "Australia and New Zealand Business") from a licensed to a wholly-owned operation, the Company acquired certain net assets from Oroton Group/PRL Australia ("Oroton") in exchange for an aggregate payment of approximately $15 million. The Company funded this acquisition with available cash on-hand and accounted for it as a business combination, with the operating results of the Australia and New Zealand Business consolidated into the Company's operating results beginning on July 1, 2013. See Note 5 to the Company's Fiscal 2014 10-K for the allocation of the purchase price and other information related to this acquisition.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The operating results of the Chaps Menswear Business have been consolidated into the Company's operating results beginning on April 10, 2013. Transaction costs of $3 million were expensed as incurred and classified within SG&A expenses in the consolidated statement of income during the first quarter of Fiscal 2014.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Inventories
Inventories consist of the following:

	September 27, 2014	March 29, 2014	September 28, 2013
	(millions)
Raw materials	$2	$3	$2
Work-in-process	2	2	1
Finished goods	1,288	1,015	1,212
Total inventories	$1,292	$1,020	$1,215

7.	Property and Equipment
Property and equipment, net consists of the following:

	September 27, 2014	March 29, 2014
	(millions)
Land and improvements	$17	$17
Buildings and improvements	412	183
Furniture and fixtures	694	661
Machinery and equipment	307	245
Capitalized software	378	366
Leasehold improvements	1,132	1,064
Construction in progress	87	312
	3,027	2,848
Less: accumulated depreciation	(1,616)	(1,526)
Property and equipment, net	$1,411	$1,322

8.	Other Assets and Liabilities
Prepaid expenses and other current assets consist of the following:

	September 27, 2014	March 29, 2014
	(millions)
Other taxes receivable	$76	$77
Derivative financial instruments	33	3
Tenant allowances receivable	18	22
Prepaid samples	18	13
Prepaid rent expense	14	31
Fixed asset advance	—	19
Other prepaid expenses and current assets	65	59
Total prepaid expenses and other current assets	$224	$224

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other non-current assets consist of the following:

	September 27, 2014	March 29, 2014
	(millions)
Restricted cash	$38	$42
Assets held under deferred compensation arrangements	33	20
Security deposits	29	27
Derivative financial instruments	11	5
Non-current investments	2	2
Other non-current assets	46	41
Total other non-current assets	$159	$137
Accrued expenses and other current liabilities consist of the following:

	September 27, 2014	March 29, 2014
	(millions)
Accrued operating expenses	$202	$183
Accrued payroll and benefits	140	190
Accrued inventory	131	84
Other taxes payable	99	76
Accrued capital expenditures	78	45
Deferred income	41	41
Dividends payable	40	40
Capital lease obligations	18	16
Other accrued expenses and current liabilities	13	15
Total accrued expenses and other current liabilities	$762	$690
Other non-current liabilities consist of the following:

	September 27, 2014	March 29, 2014
	(millions)
Capital lease obligations	$249	$255
Deferred rent obligations	223	224
Deferred tax liabilities	74	81
Deferred compensation	42	29
Deferred income	30	39
Other non-current liabilities	35	26
Total other non-current liabilities	$653	$654

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Restructuring and Other Charges
A description of the Company's restructuring and other activities and related costs is included below.

Fiscal 2015
During the six months ended September 27, 2014, the Company recorded $6 million of restructuring charges, primarily related to severance and benefit costs associated with its retail and wholesale operations. The related restructuring liability at September 27, 2014 was $4 million, reflecting payments of $2 million to date, and is expected to be settled by the end of the Company's fiscal year 2016.

Fiscal 2014
During Fiscal 2014, the Company recorded $8 million of restructuring charges, $2 million of which were recorded during the six months ended September 28, 2013. These charges were primarily comprised of severance and benefit costs associated with the restructuring of its corporate operations. At March 29, 2014, the restructuring liability related to these charges was $6 million, which was reduced by payments to $3 million at September 27, 2014, and is expected to be paid by the end of Fiscal 2015.

10.	Income Taxes
Effective Tax Rate
The Company's effective tax rate, which is calculated by dividing each fiscal period's provision for income taxes by pretax income, was 27.8% and 28.8% for the three-month periods ended September 27, 2014 and September 28, 2013, respectively, and 29.3% and 30.2% for the six-month periods ended September 27, 2014 and September 28, 2013, respectively. The Company’s effective tax rate differs from the statutory rate due to the effect of state and local taxes, tax rates in foreign jurisdictions, and certain nondeductible expenses. The effective tax rates in the periods presented were lower than the U.S. federal statutory income tax rate of 35% principally as a result of the effect of earnings generated in lower taxed foreign jurisdictions and income tax benefits resulting from the legal entity restructuring of certain of the Company's foreign operations during Fiscal 2015 and Fiscal 2014. The lower effective tax rate of the six-month period ended September 27, 2014 was partially offset by additional tax reserves associated with the conclusion of tax examinations.
Uncertain Income Tax Benefits
The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. The total amount of unrecognized tax benefits, including interest and penalties, was $133 million and $132 million as of September 27, 2014 and March 29, 2014, respectively, and is included within non-current liability for unrecognized tax benefits in the consolidated balance sheets. The activity in the unrecognized tax benefits, including interest and penalties, was not material during the three-month and six-month periods ended September 27, 2014 and September 28, 2013. The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $85 million and $86 million as of September 27, 2014 and March 29, 2014, respectively.
Future Changes in Unrecognized Tax Benefits
The total amount of unrecognized tax benefits relating to the Company's tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing tax audits and assessments and the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits, excluding interest and penalties, could potentially be reduced by up to approximately $20 million during the next 12 months as a result of anticipated audit settlements. However, changes in the occurrence, expected outcomes, and timing of such events could cause the Company's current estimate to change materially in the future.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company files a consolidated U.S. federal income tax return, as well as tax returns in various state, local, and foreign jurisdictions. The Company is generally no longer subject to examinations by the relevant tax authorities for years prior to fiscal year 2006.

11.	Debt
Debt consists of the following:

	September 27, 2014	March 29, 2014
	(millions)
2.125% Senior Notes due September 26, 2018	$300	$300
Commercial paper notes	210	—
Total debt	510	300
Less: short-term debt	210	—
Total long-term debt	$300	$300
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
Commercial Paper
In May 2014, the Company initiated a commercial paper borrowing program (the "Commercial Paper Program") that allows it to issue up to $300 million of unsecured commercial paper notes through private placement using third-party broker-dealers. Borrowings under the Commercial Paper Program are supported by the Global Credit Facility, as defined below, and may be used to support the Company's general working capital and corporate needs. Maturities of commercial paper notes vary, but cannot exceed 397 days from the date of issuance. Commercial paper notes issued under the Commercial Paper Program ranks equally with the Company's other unsecured indebtedness. As of September 27, 2014, the Company had $210 million in borrowings outstanding under its Commercial Paper Program, with a weighted-average annual interest rate of 0.23% and a weighted-average remaining term of 34 days.
Revolving Credit Facilities
Global Credit Facility
The Company has a credit facility that provides for a $500 million senior unsecured revolving line of credit through March 2016 (the "Global Credit Facility"), and is also used to support the issuance of letters of credit and the maintenance of the Commercial Paper Program. Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and other currencies, including Euros, Hong Kong Dollars, and Japanese Yen. The Company has the ability to expand its borrowing availability under the Global

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Facility to $750 million, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. As of September 27, 2014, there were no borrowings outstanding under the Global Credit Facility and the Company was contingently liable for $10 million of outstanding letters of credit.
The Global Credit Facility contains a number of covenants that, among other things, restrict the Company's ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make certain investments. The Global Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the "leverage ratio") of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus eight times consolidated rent expense for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, and (iv) consolidated rent expense. As of September 27, 2014, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company's Global Credit Facility.
Domestic Credit Facility
In August 2014, the Company entered into an uncommitted credit facility (the "Domestic Credit Facility") with Santander Bank, N.A. ("Santander"), which provides for a revolving line of credit up to $100 million through August 2015. Borrowings under the Domestic Credit Facility are granted at the sole discretion of Santander, subject to availability of its funds, and bear interest at a rate equal to the London Interbank Offered Rate plus a spread determined by Santander at the time of borrowing. The Domestic Credit Facility does not contain any financial covenants. As of September 27, 2014, there were no borrowings outstanding under the Domestic Credit Facility.
Pan-Asia Credit Facilities
Certain of the Company's subsidiaries in Asia have uncommitted credit facilities with regional branches of JPMorgan Chase (the "Banks") in China, Malaysia, South Korea, and Taiwan (the "Pan-Asia Credit Facilities"). These credit facilities are subject to annual renewal and may be used to fund general working capital and corporate needs of the Company's operations in the respective countries. Borrowings under the Pan-Asia Credit Facilities are guaranteed by the parent company and are granted at the sole discretion of the Banks, subject to availability of the Banks' funds and satisfaction of certain regulatory requirements. The Pan-Asia Credit Facilities do not contain any financial covenants. The Company's Pan-Asia Credit Facilities by country are as follows:

•
China Credit Facility — provides Ralph Lauren Trading (Shanghai) Co., Ltd. with a revolving line of credit of up to 100 million Chinese Renminbi (approximately $16 million) through April 8, 2015, and may also be used to support bank guarantees. As of September 27, 2014, bank guarantees of 12 million Chinese Renminbi (approximately $2 million) were supported by this facility.

•	Malaysia Credit Facility — provides Ralph Lauren (Malaysia) Sdn Bhd with a revolving line of credit of up to 16 million Malaysian Ringgit (approximately $5 million) through September 30, 2015.

•	South Korea Credit Facility — provides Ralph Lauren (Korea) Ltd. with a revolving line of credit of up to 11 billion South Korean Won (approximately $11 million) through October 31, 2014.

•
Taiwan Credit Facility — provides Ralph Lauren (Hong Kong) Retail Company Ltd., Taiwan Branch with a revolving line of credit of up to 59 million New Taiwan Dollars (approximately $2 million) through October 15, 2015.

As of September 27, 2014, there were no borrowings outstanding under any of the Pan-Asia Credit Facilities.
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

•	Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.
The following table summarizes the Company's financial assets and liabilities that are measured and recorded at fair value on a recurring basis:

	September 27, 2014	March 29, 2014
	(millions)
Financial assets recorded at fair value:
Government bonds(a)	$—	$1
Auction rate securities(b)	2	2
Derivative financial instruments(b)	44	8
Total	$46	$11
Financial liabilities recorded at fair value:
Derivative financial instruments(b)	$5	$7
Total	$5	$7

(a)	Based on Level 1 measurements.

(b)	Based on Level 2 measurements.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's cash and cash equivalents, restricted cash, and time deposits are recorded at carrying value, which approximates fair value based on Level 1 measurements.
The Company's debt instruments are recorded at their carrying values in its consolidated balance sheets, which may differ from their respective fair values. The carrying values of the Company's Senior Notes and commercial paper notes reflect their face amount, adjusted for any unamortized discount, which is not material. The fair value of the Senior Notes is estimated based on external pricing data, including available quoted market prices, and with reference to comparable debt instruments with similar interest rates, credit ratings, and trading frequency, among other factors. The fair value of the notes issued under the Commercial Paper Program is estimated using external pricing data, based on interest rates and credit ratings for similar issuances with the same remaining term as the Company's outstanding borrowings. Due to its short-term nature, the fair value of commercial paper notes outstanding at September 27, 2014 approximates its carrying value.
The following table summarizes the carrying values and the estimated fair values of the Company's debt instruments:

	September 27, 2014		March 29, 2014
	Carrying Value	Fair Value(a)	Carrying Value	Fair Value(a)
	(millions)
2.125% Senior Notes	$300	$301	$300	$300
Commercial paper notes	210	210	N/A	N/A

(a)	Based on Level 2 measurements.
Unrealized gains or losses on the Company's debt do not result in the realization or expenditure of cash, unless the debt is retired prior to its maturity.
Non-financial Assets and Liabilities
The Company's non-financial assets, which primarily consist of goodwill, other intangible assets, and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis or whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering external market participant assumptions. There were no material impairment charges recorded during either of the six-month periods ended September 27, 2014 or September 28, 2013.
No goodwill impairment charges were recorded during either of the six-month periods ended September 27, 2014 or September 28, 2013. The Company performed its annual goodwill impairment assessment as of the beginning of the second quarter of Fiscal 2015 using a quantitative approach. Based on the results of the impairment assessment as of June 29, 2014, the Company concluded that the fair values of its reporting units significantly exceeded their respective carrying values, and there are no reporting units at risk of impairment.

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company's outstanding derivative instruments on a gross basis as recorded in its consolidated balance sheets as of September 27, 2014 and March 29, 2014:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	September 27, 2014	March 29, 2014	September 27, 2014		March 29, 2014		September 27, 2014		March 29, 2014
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Inventory purchases	$482	$476	(c)	$25	(d)	$2	AE	$3	AE	$5
FC — Other(e)	220	223	PP	8	—	—	AE	1	AE	2
Total Designated Hedges	$702	$699		$33		$2		$4		$7
Undesignated Hedges:
FC — Other(f)	$301	$280	(g)	$11	(h)	$6	AE	$1	—	$—
Total Hedges	$1,003	$979		$44		$8		$5		$7

(a)	FC = Forward foreign currency exchange contracts.

(b)	PP = Prepaid expenses and other current assets; AE = Accrued expenses and other current liabilities.

(c)	$20 million included within prepaid expenses and other current assets and $5 million included within other non-current assets.

(d)	$1 million included within prepaid expenses and other current assets and $1 million included within other non-current assets.

(e)	Primarily designated hedges of foreign currency-denominated intercompany royalty payments, marketing contributions, and other operational exposures.

(f)	Primarily related to undesignated hedges of foreign currency-denominated intercompany loans.

(g)	$5 million included within prepaid expenses and other current assets and $6 million included within other non-current assets.

(h)	$2 million included within prepaid expenses and other current assets and $4 million included within other non-current assets.
The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheets on a gross basis, even though they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its forward foreign currency exchange contracts on a net basis in accordance with the terms of each of its master netting arrangements, spread across eight separate counterparties, the amounts presented in the consolidated balance sheets as of September 27, 2014 and March 29, 2014 would be adjusted from the current gross presentation as detailed in the following table:

	September 27, 2014			March 29, 2014
Derivative Instrument	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount
	(millions)
FC — Derivative assets	$44	$(5)	$39	$8	$(1)	$7
FC — Derivative liabilities	$5	$(5)	$—	$7	$(1)	$6
The Company's master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties. Refer to Note 3 for further discussion of the Company's master netting arrangements.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the pretax impact of the effective portion of gains and losses from the Company's derivative instruments on its unaudited interim consolidated financial statements for the three-month and six-month periods ended September 27, 2014 and September 28, 2013:

	Gains (Losses) Recognized in OCI
	Three Months Ended		Six Months Ended
Derivative Instrument	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
		(millions)
Designated Cash Flow Hedges:
FC — Inventory purchases	$21	$(7)	$22	$(8)
FC — Other	11	(1)	9	(1)
	$32	$(8)	$31	$(9)
Designated Hedge of Net Investment:
Euro Debt(a)	$—	$1	$—	$—
Total Designated Hedges	$32	$(7)	$31	$(9)

(a)	Relates to remeasurement of the Euro Debt, which was repaid in October 2013.

	Gains (Losses) Reclassified from AOCI to Earnings				Location of Gains (Losses) Reclassified from AOCI to Earnings
	Three Months Ended		Six Months Ended
Derivative Instrument	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
		(millions)
Designated Cash Flow Hedges:
FC — Inventory purchases	$(1)	$1	$(2)	$6	Cost of goods sold
FC — Other	7	(1)	5	(1)	Foreign currency gains (losses)
	$6	$—	$3	$5
During the six months ended September 28, 2013, the Company also recorded a foreign currency gain of $2 million associated with the discontinuance of certain cash flow hedges, as the related forecasted transactions were no longer probable of occurring.
As of September 27, 2014, it is expected that approximately $18 million of net gains deferred in AOCI related to derivative financial instruments will be recognized in earnings over the next twelve months. No material gains or losses relating to ineffective hedges were recognized during any of the fiscal periods presented.
The following table summarizes the impact of gains and losses from the Company's undesignated hedge contracts on its unaudited interim consolidated financial statements for the three-month and six-month periods ended September 27, 2014 and September 28, 2013:

	Gains (Losses) Recognized in Earnings				Location of Gains (Losses) Recognized in Earnings
	Three Months Ended		Six Months Ended
Derivative Instrument	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(millions)
Undesignated Hedges:
FC — Other	$8	$10	$6	$18	Foreign currency gains (losses)
Total Undesignated Hedges	$8	$10	$6	$18

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Risk Management Strategies
The Company primarily enters into forward foreign currency exchange contracts as hedges to reduce its risk from exchange rate fluctuations on inventory transactions made in an entity's non-functional currency, intercompany royalty payments made by certain of its international operations, intercompany contributions to fund certain marketing efforts of its international operations, and other foreign currency-denominated operational cash flows. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily to changes in the value of the Euro, the Japanese Yen, the South Korean Won, the Australian Dollar, the Canadian Dollar, the British Pound Sterling, and the Hong Kong Dollar, the Company hedges a portion of its foreign currency exposures anticipated over a two-year period. In doing so, the Company uses foreign currency exchange forward contracts that generally have maturities of two months to two years to provide continuing coverage throughout the hedging period.
See Note 3 for further discussion of the Company's accounting policies relating to its derivative financial instruments.
Investments
The following table summarizes the Company's short-term and non-current investments recorded in its consolidated balance sheets as of September 27, 2014 and March 29, 2014:

	September 27, 2014			March 29, 2014
Type of Investment	Short-term	Non-current	Total	Short-term	Non-current	Total
			(millions)
Available-for-Sale:
Government bonds	$—	$—	$—	$1	$—	$1
Auction rate securities(a)	—	2	2	—	2	2
Total available-for-sale investments	$—	$2	$2	$1	$2	$3
Other:
Time deposits	$708	$—	$708	$487	$—	$487
Total Investments	$708	$2	$710	$488	$2	$490

(a)
Auction rate securities have characteristics similar to short-term investments. However, the Company has recorded these securities within other non-current assets in its consolidated balance sheets as current market conditions call into question its ability to redeem these investments for cash within the next twelve months.

No significant realized or unrealized gains or losses on available-for-sale investments or other-than-temporary impairment charges were recorded during the three-month and six-month periods ended September 27, 2014 and September 28, 2013. Refer to Note 16 for further detail.
See Note 3 to the Fiscal 2014 10-K for further discussion of the Company's accounting policies relating to its investments.

14.	Commitments and Contingencies
Lease Obligations
During the first quarter of Fiscal 2015, the Company entered into a lease for a new domestic distribution facility in North Carolina to support its future business growth. The initial lease term is approximately 15 years, with optional renewal periods and a purchase option. The Company's total commitment relating to this lease is approximately $56 million, with minimum lease payments of approximately $2 million due in the Company's fiscal year 2016, $3 million due each year from the Company's fiscal year 2017 through 2019, and aggregate minimum lease payments of $45 million for the Company's fiscal years 2020 through 2031. The Company expects to take possession of this property in the second quarter of its fiscal year 2016.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Customs Audit
In September 2014, one of the Company's international subsidiaries received a pre-assessment notice from the relevant customs officials concerning the method used to determine the dutiable value of imported inventory. The notice communicated the customs officials' assertion that the Company should have applied an alternative duty method, which could result in up to approximately $46 million in incremental duty and non-creditable value-added tax, including approximately $11 million in interest and penalties. The Company believes that the alternative duty method claimed by the customs officials is not applicable to the Company's facts and circumstances and is vigorously contesting their asserted methodology.

In October 2014, the Company filed an appeal of the pre-assessment notice in accordance with the standard procedures established by the relevant customs authorities. The customs officials have 30 to 90 days to respond with either an adjustment to the pre-assessment notice or the issuance of an assessment and tax payment notice. Once the assessment is issued, the Company would be required to remit the full assessed amount to preserve its legal rights in appealing the notice, as well as to eliminate any future interest and penalties. If the Company prevails in its appeals, all amounts required to be deposited would be fully recoverable, including interest. If the Company is unsuccessful in its initial appeals, it may further appeal this decision within the Courts. At this time, while the Company believes that the customs officials’ claims are not meritorious and that the Company will ultimately prevail, the outcome of the appeals process and potential court proceedings is subject to risk and uncertainty and the ultimate resolution of this examination in favor of the customs authority could have a material adverse effect on the Company's financial condition, results of operations, and cash flows.
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
At this time, Wathne's principal remaining claim is that the Company required Wathne to discontinue the use of the Polo Sport brand on handbags in violation of its contract. A trial date has not been scheduled and the Company intends to continue to contest the remaining claims and dispute any alleged damages in this lawsuit vigorously. Management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company's consolidated financial statements.
Other Matters
The Company is otherwise involved, from time to time, in litigation, other legal claims, and proceedings involving matters associated with or incidental to its business, including, among other things, matters involving credit card fraud, trademark and other intellectual property, licensing, importation and exportation of its products, taxation, unclaimed property, and employee relations. The Company believes at present that the resolution of currently pending matters, other than those separately discussed above, will not individually or in the aggregate have a material adverse effect on its consolidated financial statements. However, the Company's assessment of the current litigation or other legal claims could potentially change in light of the discovery of facts not presently known or determinations by judges, juries, or other finders of fact which are not in accord with management's evaluation of the possible liability or outcome of such litigation or claims.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the normal course of business, the Company enters into agreements that provide general indemnifications. The Company has not made any significant indemnification payments under such agreements in the past, and does not currently anticipate incurring any material indemnification payments.

15.	Equity
Summary of Changes in Equity
A reconciliation of the beginning and ending amounts of equity is presented below:

	Six Months Ended
	September 27, 2014	September 28, 2013
	(millions)
Balance at beginning of period	$4,034	$3,785
Comprehensive income	289	406
Dividends declared	(79)	(72)
Repurchases of common stock, including shares surrendered for tax withholdings	(281)	(210)
Stock-based compensation	42	43
Shares issued and tax benefits recognized pursuant to stock-based compensation arrangements	38	39
Conversion of stock-based compensation awards	(14)	—
Balance at end of period	$4,029	$3,991
Class B Common Stock Conversion
During the second quarter of Fiscal 2015, the Lauren Family, L.L.C., a limited liability company managed by the children of Mr. Ralph Lauren, converted 0.4 million shares of Class B common stock into an equal number of shares of Class A common stock pursuant to the terms of the security, which were subsequently sold on the open market as part of a pre-determined, systematic trading plan. This transaction resulted in a reclassification within equity and had no effect on the Company's consolidated balance sheets.
Common Stock Repurchase Program
A summary of the Company's repurchases of Class A common stock under its common stock repurchase program is presented below:

	Six Months Ended
	September 27, 2014	September 28, 2013
	(millions)
Cost of shares repurchased	$250	$200	(a)
Number of shares repurchased	1.6	1.1	(a)

(a)
Includes two separate $50 million prepayments made in March 2013 and June 2013 pursuant to share repurchase programs with third-party financial institutions, in exchange for the right to receive shares of the Company's Class A common stock at the conclusion of each of the 93-day repurchase terms, which resulted in a delivery of 0.6 million shares during the six months ended September 28, 2013, based on the volume-weighted average market price of the Company's Class A common stock over the programs' respective 93-day repurchase terms, less a discount.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of September 27, 2014, the remaining availability under the Company's Class A common stock repurchase program was approximately $330 million. Repurchases of shares of Class A common stock are subject to overall business and market conditions.
In addition, during the six-month periods ended September 27, 2014 and September 28, 2013, 0.2 million and 0.4 million shares of Class A common stock at a cost of $31 million and $60 million, respectively, were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company's 1997 Long-Term Stock Incentive Plan, as amended (the "1997 Incentive Plan"), and its Amended and Restated 2010 Long-Term Stock Incentive Plan (the "2010 Incentive Plan").
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.
Dividends
Since 2003, the Company has maintained a regular quarterly cash dividend program on its common stock. On November 5, 2013, the Company's Board of Directors approved an increase to the Company's quarterly cash dividend on its common stock from $0.40 per share to $0.45 per share. The second quarter Fiscal 2015 dividend of $0.45 per share was declared on September 11, 2014, was payable to stockholders of record at the close of business on September 26, 2014, and was paid on October 10, 2014. Dividends paid amounted to $79 million and $73 million during the six-month periods ended September 27, 2014 and September 28, 2013, respectively.
Conversion of Stock-based Compensation Awards
During the first quarter of Fiscal 2015, the Company converted certain fully-vested and expensed stock-based compensation awards to a cash contribution into a deferred compensation account. The Company recorded the excess of these awards' then current redemption value over their original grant-date fair value to retained earnings, with a corresponding increase to other non-current liabilities in the consolidated balance sheet.

16.	Accumulated Other Comprehensive Income
The following table presents other comprehensive income (loss) ("OCI") activity, net of tax, which is accumulated in equity:

	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Derivative Financial Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) on Defined Benefit Plans	Total Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at March 30, 2013	$73	$23	$5	$(7)	$94
Other comprehensive income (loss), net of tax:
OCI before reclassifications(a)	48	(19)	(4)	—	25
Amounts reclassified from AOCI to earnings	—	(4)	(1)	—	(5)
Other comprehensive income (loss), net of tax	48	(23)	(5)	—	20
Balance at September 28, 2013	$121	$—	$—	$(7)	$114

Balance at March 29, 2014	$125	$(4)	$—	$(7)	$114
Other comprehensive income (loss), net of tax:
OCI before reclassifications(a)	(100)	28	—	1	(71)
Amounts reclassified from AOCI to earnings	—	(3)	—	—	(3)
Other comprehensive income (loss), net of tax	(100)	25	—	1	(74)
Balance at September 27, 2014	$25	$21	$—	$(6)	$40

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)
Amounts are presented net of taxes. Net unrealized gain on derivative financial instruments for the six months ended September 27, 2014 is net of a $3 million provision for income taxes. The tax effects relating to all other components of OCI are immaterial for the periods presented.

The following table presents reclassifications from AOCI to earnings for derivative financial instruments, by component:

	Three Months Ended		Six Months Ended		Location of Gains (Losses) Reclassified from AOCI to Earnings
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(millions)
Gains (losses) on derivative financial instruments(a):
FC — Inventory purchases	$(1)	$1	$(2)	$6	Cost of goods sold
FC — Other	7	(1)	5	(1)	Foreign currency gains (losses)
Tax effect	(1)	—	—	(1)	Provision for income taxes
Net of tax	$5	$—	$3	$4

(a)	FC = Forward foreign currency exchange contracts.

17.	Stock-based Compensation
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
Impact on Results
A summary of the total compensation expense recorded within SG&A expenses and the associated income tax benefits recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended		Six Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(millions)
Compensation expense	$19	$21	$42	$43
Income tax benefit	$(8)	$(8)	$(16)	$(16)
The Company issues its annual grants of stock-based compensation awards in the first half of each fiscal year. Due to the timing of the annual grants and other factors, stock-based compensation expense recognized during the three-month and six-month periods ended September 27, 2014 is not indicative of the level of compensation expense expected to be incurred for the full Fiscal 2015.

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
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted, which requires the input of both subjective and objective assumptions. The Company develops its assumptions by analyzing the historical exercise behavior of employees and nonemployee directors. The Company's weighted average assumptions used to estimate the fair value of stock options granted during the six months ended September 27, 2014 and September 28, 2013 were as follows:

	Six Months Ended
	September 27, 2014	September 28, 2013
Expected term (years)	4.2	4.2
Expected volatility	30.2%	33.3%
Expected dividend yield	1.10%	0.97%
Risk-free interest rate	1.4%	1.1%
Weighted-average option grant date fair value	$37.91	$46.98
A summary of stock option activity under all plans for the six months ended September 27, 2014 is as follows:

Number of Options
(thousands)
Options outstanding at March 29, 2014	3,026
Granted	847
Exercised	(333)
Cancelled/Forfeited	(71)
Options outstanding at September 27, 2014	3,469
Service-based RSUs and Restricted Stock Awards
The fair values of restricted stock awards granted to non-employee directors are determined based on the fair value of the Company's Class A common stock on the date of grant. The weighted-average grant date fair values of restricted stock awards granted, which entitle holders to receive cash dividends in connection with the payments of dividends on the Company's Class A common stock, were $162.36 and $164.76 per share during the six-month periods ended September 27, 2014 and September 28, 2013, respectively. The weighted-average grant date fair value of service-based RSUs, which are not entitled to dividends, granted during the six-months ended September 27, 2014 was $153.05.
A summary of restricted stock and service-based RSU activity during the six months ended September 27, 2014 is as follows:

	Number of Shares
	Restricted Stock	Service-based RSUs
	(thousands)
Nonvested at March 29, 2014	5	7
Granted	3	12
Vested	(3)	—
Nonvested at September 27, 2014	5	19

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance-based RSUs
The fair value of the Company's performance-based RSUs that are not subject to a market condition in the form of a total shareholder return ("TSR") modifier is based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for those securities that are not entitled to dividend equivalents. The fair value of the Company's performance-based RSUs with a TSR modifier is determined on the date of grant using a Monte Carlo simulation valuation model. This pricing model uses multiple simulations to evaluate the probability of the Company achieving various stock price levels to determine its expected TSR performance ranking. The weighted average assumptions used to estimate the fair value of performance-based RSUs with a TSR modifier granted during the six-month periods ended September 27, 2014 and September 28, 2013 were as follows:

	Six Months Ended
	September 27, 2014	September 28, 2013
Expected term (years)	3.0	3.0
Expected volatility	29.8%	33.1%
Expected dividend yield	1.09%	0.96%
Risk-free interest rate	0.9%	0.4%
Weighted-average grant date fair value per share	$169.47	$171.07
The weighted-average grant date fair values of performance-based RSUs that do not contain a TSR modifier granted during the six-month periods ended September 27, 2014 and September 28, 2013 were $157.09 and $172.91 per share, respectively.
A summary of performance-based RSU activity during the six months ended September 27, 2014 is as follows:

	Number of Shares
	Performance-based RSUs — without TSR Modifier	Performance-based RSUs — with TSR Modifier
	(thousands)
Nonvested at March 29, 2014	798	145
Granted	303	79
Change due to performance/market conditions achievement	83	—
Vested	(422)	—
Forfeited	(40)	(9)
Nonvested at September 27, 2014	722	215

18.	Segment Information
The Company has three reportable segments based on its business activities and organization: Wholesale, Retail, and Licensing. These segments offer a variety of products through different channels of distribution. The Wholesale segment consists of apparel, accessories, home furnishings, and related products which are sold to major department stores, specialty stores, golf and pro shops, and the Company's owned, licensed, and franchised retail stores in the U.S. and overseas. The Retail segment consists of the Company's integrated worldwide retail operations, which sell products through its retail stores, concession-based shop-within-shops, and e-commerce sites, which are purchased from the Company's licensees, suppliers, and Wholesale segment. The Licensing segment generates revenues from royalties earned on the sale of the Company's apparel, home, and other products internationally and domestically through licensing alliances. The licensing agreements grant the licensees rights to use the Company's various trademarks in connection with the manufacture and sale of designated products in specified geographical areas for specified periods.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The accounting policies of the Company's segments are consistent with those described in Notes 2 and 3 to the Company's consolidated financial statements included in the Fiscal 2014 10-K. Sales and transfers between segments are generally recorded at cost and treated as transfers of inventory. All intercompany revenues, including such sales between segments, are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment's performance is evaluated based upon operating income before restructuring charges and certain other one-time items, such as legal charges, if any. Certain corporate overhead expenses related to global functions, most notably the Company's executive office, information technology, finance and accounting, human resources, and legal departments, remain at corporate. Additionally, other costs that cannot be allocated to the segments based on specific usage are also maintained at corporate, including corporate advertising and marketing expenses, depreciation and amortization of corporate assets, and other general and administrative expenses resulting from corporate-level activities and projects.
During the fourth quarter of Fiscal 2014, the Company changed the manner in which it allocates certain costs to its reportable segments. All prior period segment information has been recast and is presented below on a comparable basis. See Note 22 to the Company's Fiscal 2014 10-K for further discussion.
Net revenues and operating income for each of the Company's reportable segments are as follows:

	Three Months Ended		Six Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(millions)
Net revenues:
Wholesale	$943	$928	$1,651	$1,663
Retail	1,006	944	1,966	1,823
Licensing	45	43	85	82
Total net revenues	$1,994	$1,915	$3,702	$3,568

	Three Months Ended		Six Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(millions)
Operating income:
Wholesale	$247	$243	$427	$450
Retail	137	135	305	300
Licensing	42	40	78	75
	426	418	810	825
Unallocated corporate expenses	(138)	(121)	(274)	(268)
Gain on acquisition of Chaps(a)	—	—	—	16
Unallocated restructuring and other charges(b)	(2)	(2)	(6)	(2)
Total operating income	$286	$295	$530	$571

(a)	See Note 5 for further discussion of the gain on acquisition of Chaps.

(b)
The three-month and six-month periods ended September 27, 2014 included certain unallocated restructuring charges, of which $1 million and $3 million, respectively, related to the Company's wholesale operations and $1 million and$3 million, respectively, related to its retail operations. The prior fiscal periods' unallocated restructuring charges primarily related to the Company's corporate operations (see Note 9).

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation and amortization expense for the Company's reportable segments is as follows:

	Three Months Ended		Six Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(millions)
Depreciation and amortization:
Wholesale	$17	$17	$34	$33
Retail	37	31	71	60
Unallocated corporate expenses	18	18	36	33
Total depreciation and amortization	$72	$66	$141	$126
Net revenues by geographic location of the reporting subsidiary are as follows:

	Three Months Ended		Six Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(millions)
Net revenues(a):
The Americas(b)	$1,309	$1,296	$2,448	$2,450
Europe	452	415	812	725
Asia(c)	233	204	442	393
Total net revenues	$1,994	$1,915	$3,702	$3,568

(a)	Net revenues for certain of the Company's licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.

(b)
Includes the U.S., Canada, and Latin America. Net revenues earned in the U.S. were $1.246 billion and $2.330 billion during the three-month and six-month periods ended September 27, 2014, respectively, and $1.231 billion and $2.336 billion during the three-month and six-month periods ended September 28, 2013, respectively.

(c)	Also includes Australia and New Zealand.

19.	Additional Financial Information
Cash Interest and Taxes
Cash paid for interest and income taxes is as follows:

	Three Months Ended		Six Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(millions)
Cash paid for interest	$5	$1	$7	$2
Cash paid for income taxes	$126	$132	$176	$168

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-cash Transactions
Non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amount of $78 million and $56 million for the six-month periods ended September 27, 2014 and September 28, 2013, respectively. In addition, non-cash investing activities for the six months ended September 27, 2014 included the capitalization of a fixed asset, for which a $19 million non-binding advance payment was made during Fiscal 2014 and recorded within prepaid expenses and other current assets as of March 29, 2014.
Non-cash activities during the six months ended September 28, 2013 also included the $16 million gain recorded in connection with the Chaps Menswear License Acquisition in April 2013 (see Note 5).
Non-cash financing activities included the conversion of 0.4 million shares of Class B common stock into an equal number of shares of Class A common stock during the six months ended September 27, 2014, as further described in Note 15.
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

•
the impact to our business of events of unrest and instability that are currently taking place in certain parts of the world, as well as from any terrorist action, retaliation, and the threat of further action or retaliation;

•	our ability to continue to expand or grow our business internationally and the impact of related changes in our customer, channel, and geographic sales mix as a result;

•	our exposure to currency exchange rate fluctuations and risks associated with increases in the costs of raw materials, transportation, and labor;

•	changes to our effective tax rates;

•	changes in our relationships with department store customers and licensing partners;

•	our efforts to improve the efficiency of our distribution system and to continue to enhance and upgrade our global information technology systems and our global e-commerce platform;

•	our intention to introduce new products or enter into or renew alliances and exclusive relationships;

33

•
our ability to access sources of liquidity to provide for our cash needs, including our debt obligations, payment of dividends, capital expenditures, and potential repurchase of our Class A common stock;

•	our ability to open new retail stores, concession shops, and e-commerce sites in an effort to expand our direct-to-consumer presence;

•	our ability to make certain strategic acquisitions and successfully integrate the acquired businesses into our existing operations;

•	our ability to maintain our credit profile and ratings within the financial community; and

•	the potential impact on our operations and on our customers resulting from natural or man-made disasters.
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
In this Form 10-Q, references to "Ralph Lauren," "ourselves," "we," "our," "us," and the "Company" refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2015 will end on March 28, 2015 and will be a 52-week period ("Fiscal 2015"). Fiscal year 2014 ended on March 29, 2014 and was also a 52-week period ("Fiscal 2014"). The second quarter of Fiscal 2015 ended on September 27, 2014 and was a 13-week period. The second quarter of Fiscal 2014 ended on September 28, 2013 and was also a 13-week period.
INTRODUCTION
Management's discussion and analysis of results of operations and financial condition ("MD&A") is provided as a supplement to the accompanying unaudited interim consolidated financial statements and footnotes to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:

•
Overview.    This section provides a general description of our business, current trends and outlook, and a summary of our financial performance for the three-month and six-month periods ended September 27, 2014. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•
Results of operations.    This section provides an analysis of our results of operations for the three-month and six-month periods ended September 27, 2014 compared to the three-month and six-month periods ended September 28, 2013.

•
Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of September 27, 2014, which includes (i) an analysis of our financial condition compared to the prior fiscal year-end; (ii) an analysis of changes in our cash flows for the six-month period ended September 27, 2014 compared to the six-month period ended September 28, 2013; (iii) an analysis of our liquidity, including common stock repurchases, payments of dividends, our outstanding debt and covenant compliance, and the availability under our credit facilities and our commercial paper program; and (iv) any material changes in our contractual and other obligations since March 29, 2014.

•	Market risk management. This section discusses any significant changes in our risk exposures related to foreign currency exchange rates and our investments since March 29, 2014.

34

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

OVERVIEW
Our Business
Our Company is a global leader in the design, marketing, and distribution of premium lifestyle products, including apparel, accessories, home furnishings, and other licensed product categories. Our long-standing reputation and distinctive image have been consistently developed across an expanding number of products, brands, sales channels, and international markets. Our brand names include Ralph Lauren, Ralph Lauren Collection, Purple Label, Black Label, Polo, Polo Ralph Lauren, RRL, RLX Ralph Lauren, Lauren Ralph Lauren, Ralph Lauren Childrenswear, Denim & Supply Ralph Lauren, Chaps, Club Monaco, and American Living, among others.
We classify our businesses into three segments: Wholesale, Retail, and Licensing. Our Wholesale business, which represented approximately 47% of our Fiscal 2014 net revenues, consists of sales made principally to major department stores and specialty stores around the world. Our Retail business, which represented approximately 51% of our Fiscal 2014 net revenues, consists of sales made directly to consumers through our integrated retail channel, which includes our retail stores, concession-based shop-within-shops, and e-commerce operations around the world. Our Licensing business, which represented approximately 2% of our Fiscal 2014 net revenues, consists of royalty-based arrangements under which we license to unrelated third parties for specified periods the right to operate retail stores and to use our various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear, and fragrances. Approximately 36% of our Fiscal 2014 net revenues were earned outside of the U.S.
Our business is typically affected by seasonal trends, with higher levels of wholesale sales in our second and fourth fiscal quarters and higher retail sales in our second and third fiscal quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school, and holiday shopping periods impacting our Retail segment. In addition, fluctuations in net sales, operating income, and cash flows in any fiscal quarter may be affected by other events impacting retail sales, such as changes in weather patterns. Accordingly, our operating results and cash flows for the three-month and six-month periods ended September 27, 2014 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2015.
Current Trends and Outlook
Certain worldwide events, including the current political unrest in areas such as Hong Kong, eastern Europe, and the Middle East, and the threat of disease epidemics, have had an impact on consumer travel and spending, as well as the global economy as a whole. Several organizations that monitor the world's economy, including the International Monetary Fund and the World Trade Organization, have recently scaled back their predictions of economic growth for 2014 and beyond. While certain geographic regions are withstanding these pressures better than others, the level of spending on discretionary items remains constrained due to continued economic uncertainty. Other more localized conditions, such as unseasonably warm weather patterns, have resulted in a more challenging start to the fall selling season for many retailers. Because of these factors, consumer retail traffic remains relatively weak and inconsistent, which has led to increased competition and a desire to offset traffic declines with increased levels of conversion, a situation that is likely to continue. Certain of our operations have experienced and have been impacted by these dynamics, with variations across the geographic regions and businesses in which we operate.
If the economic uncertainty and challenging industry trends continue or worsen, the constrained level of worldwide consumer spending and modified consumption behavior may continue to have a negative effect on our sales, inventory levels, and operating margin for the remainder of Fiscal 2015 and potentially beyond. Despite these challenges, we remain optimistic about our future growth prospects and continue to invest in our longer-term growth objectives, while continually monitoring macroeconomic risks and remaining focused on disciplined expense management. Although we continue to expect that the dilutive effects of investments that we are making in our business will outpace our sales growth in the near-term, we expect that these initiatives will create longer-term shareholder value. We will continue to monitor these risks and evaluate and adjust our operating strategies and cost management opportunities to mitigate the related impact on our results of operations, while remaining focused on the long-term growth of our business and protecting the value of our brand.
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A — "Risk Factors" in our Fiscal 2014 10-K.
Summary of Financial Performance
Operating Results
During the three months ended September 27, 2014, we reported net revenues of $1.994 billion, net income of $201 million, and net income per diluted share of $2.25, as compared to net revenues of $1.915 billion, net income of $205 million, and net income per diluted share of $2.23 during the three months ended September 28, 2013. During the six months ended September 27, 2014, we reported net revenues of $3.702 billion, net income of $363 million, and net income per diluted share of $4.05, as compared to net revenues of $3.568 billion, net income of $386 million, and net income per diluted share of $4.17 during the six months ended September 28, 2013.
Our operating performance for the three-month and six-month periods ended September 27, 2014 reflected revenue growth of 4.1% and 3.8%, respectively, on a reported basis, and 3.7% and 3.1%, respectively, on a constant currency basis, as defined within "Transactions Affecting Comparability of Results of Operations and Financial Condition" below. The net revenues increase for the three months ended September 27, 2014 reflected increased revenues from our retail and wholesale businesses across all major geographies, as well as net favorable foreign currency effects. For the six months ended September 27, 2014, the net revenue increase reflected higher revenues from our retail businesses across all of our major geographies and net favorable foreign currency effects, partially offset by lower revenues from our domestic wholesale business. The revenue growth for the six months ended September 27, 2014 also reflected an incremental three months of revenues from the previously licensed Australia and New Zealand Business acquired in July 2013 (see "Recent Developments" below for further discussion). Our gross margin percentage increased by 20 basis points to 56.8% during the three months ended September 27, 2014 and increased by 30 basis points to 58.8% during the six months ended September 27, 2014, primarily attributable to favorable channel and geographic mix. Selling, general, and administrative ("SG&A") expenses increased during the three-month and six-month periods ended September 27, 2014 due to increased investments in our stores, facilities, and infrastructure consistent with our longer-term objectives. In addition, the six months ended September 27, 2014 included an incremental three months of operating expenses attributable to the Australia and New Zealand Business. During the six months ended September 28, 2013, we recorded a $16 million gain relating to our acquisition of the Chaps Menswear Business, as defined within "Recent Developments" below.
Net income declined by $4 million during the three months ended September 27, 2014, as compared to the three months ended September 28, 2013, primarily due to a $9 million decrease in operating income, partially offset by a $6 million decline in our provision for income taxes. During the six months ended September 27, 2014, net income declined by $23 million as compared to the six months ended September 28, 2013, primarily due to a $41 million decrease in operating income, partially offset by a $17 million decline in our provision for income taxes. The lower income tax provisions for the three-month and six-month periods ended September 27, 2014 were primarily driven by lower operating income, coupled with the declines in our reported effective tax rates of 100 basis points and 90 basis points, respectively.
Net income per diluted share increased during the three months ended September 27, 2014, as the effect of slightly lower net income was more than offset by lower weighted-average diluted shares outstanding during the current fiscal quarter. Net income per diluted share for the six months ended September 27, 2014 declined due to lower net income, partially offset by lower weighted-average diluted shares outstanding. The declines in the weighted-average diluted shares outstanding were primarily driven by our share repurchases over the last twelve months.
Financial Condition and Liquidity
We ended the second quarter of Fiscal 2015 in a net cash and investments position (cash and cash equivalents plus short-term and non-current investments, less total debt) of $683 million, compared to $987 million as of the end of Fiscal 2014. The decline in our net cash and investments position was primarily due to our use of cash to support Class A common stock repurchases of $281 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, capital expenditures of $176 million, and dividend payments of $79 million, partially offset by our operating cash flows of $275 million during the six months ended September 27, 2014.
We generated $275 million of cash from operations during the six months ended September 27, 2014, compared to $220 million during the six months ended September 28, 2013. The increase in operating cash flows primarily relates to an increase in our net income before non-cash items, as well as net favorable change related to our operating assets and liabilities, including working capital, during the six months ended September 27, 2014 compared to the prior fiscal year period.
Our equity declined to $4.029 billion as of September 27, 2014 from $4.034 billion as of March 29, 2014, primarily due to our Class A common stock repurchases and dividends declared, largely offset by our comprehensive income and the net impact of stock-based compensation arrangements during the six months ended September 27, 2014.
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
Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition
The comparability of our operating results for the three-month and six-month periods ended September 27, 2014 and September 28, 2013 has been affected by certain events, including:

•
pretax restructuring and other charges of $2 million and $6 million recorded during the three-month and six-month periods ended September 27, 2014, respectively, compared to $2 million during both of the three-month and six-month periods ended September 28, 2013 (see Note 9 to the accompanying unaudited interim consolidated financial statements); and

•
our acquisitions of previously licensed businesses, including the Chaps Menswear License Acquisition in April 2013, which resulted in a $16 million gain recorded during the first quarter of Fiscal 2014, and the Australia and New Zealand Licensed Operations Acquisition in July 2013 (see Note 5 to the accompanying unaudited interim consolidated financial statements).

Since we are a global company, the comparability of our operating results reported in U.S. dollars are also affected by foreign currency exchange rate fluctuations because the underlying currencies in which we transact change in value over time compared to the U.S. dollar. These rate fluctuations can have a significant effect on our reported results. As such, in addition to financial measures prepared in accordance with generally accepted accounting principles ("GAAP"), our discussions often contain references to constant currency measures, which are calculated by translating the current-year and prior-year reported amounts into comparable amounts using a single foreign exchange rate for each currency. We present constant currency financial information, which is a non-GAAP financial measure, as a supplement to our reported operating results. We use constant currency information to provide a framework to assess how our businesses performed excluding the effects of foreign currency exchange rate fluctuations. We believe this information is useful to investors to facilitate comparisons of operating results and better identify trends in our businesses. The constant currency performance measures should be viewed in addition to, and not in lieu of or superior to, our operating performance measures calculated in accordance with U.S. GAAP.

Our "Results of Operations" discussion that follows includes the significant changes in operating results arising from these items affecting comparability. However, unusual items or transactions may occur in any period. Accordingly, investors and other financial statement users should consider the types of events and transactions that have affected operating trends.
RESULTS OF OPERATIONS
Three Months Ended September 27, 2014 Compared to Three Months Ended September 28, 2013
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	September 27, 2014	September 28, 2013	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$1,994	$1,915	$79	4.1%
Cost of goods sold(a)	(862)	(831)	(31)	3.6%
Gross profit	1,132	1,084	48	4.5%
Gross profit as % of net revenues	56.8%	56.6%		20 bps
Selling, general, and administrative expenses(a)	(837)	(777)	(60)	7.8%
SG&A expenses as % of net revenues	42.0%	40.6%		140 bps
Amortization of intangible assets	(7)	(10)	3	(33.5)%
Restructuring and other charges	(2)	(2)	—	NM
Operating income	286	295	(9)	(3.0)%
Operating income as % of net revenues	14.4%	15.4%		(100 bps)
Foreign currency gains (losses)	(3)	1	(4)	NM
Interest expense	(5)	(7)	2	(32.5)%
Interest and other income, net	3	2	1	13.7%
Equity in losses of equity-method investees	(3)	(3)	—	NM
Income before provision for income taxes	278	288	(10)	(3.8)%
Provision for income taxes	(77)	(83)	6	(7.2)%
Effective tax rate(b)	27.8%	28.8%		(100 bps)
Net income	$201	$205	$(4)	(2.4)%
Net income per common share:
Basic	$2.27	$2.28	$(0.01)	(0.4)%
Diluted	$2.25	$2.23	$0.02	0.9%

(a)	Includes total depreciation expense of $65 million and $56 million for the three-month periods ended September 27, 2014 and September 28, 2013, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

NM	Not meaningful.
Net Revenues.    Net revenues increased by $79 million, or 4.1%, to $1.994 billion for the three months ended September 27, 2014, from $1.915 billion for the three months ended September 28, 2013. On a constant currency basis, net revenues increased by $71 million, or 3.7%.

Net revenues for our three business segments, as well as a discussion of the changes in each segment's net revenues from the comparable prior year period, are provided below:

	Three Months Ended			% Change
	September 27, 2014	September 28, 2013	$ Change	As Reported	Constant Currency
	(millions)
Net Revenues:
Wholesale	$943	$928	$15	1.7%	1.7%
Retail	1,006	944	62	6.5%	5.8%
Licensing	45	43	2	1.9%	1.9%
Total net revenues	$1,994	$1,915	$79	4.1%	3.7%
Wholesale net revenues — Net revenues increased $15 million, or 1.7% for the three months ended September 27, 2014 as compared to the three months ended September 28, 2013, with relatively consistent year-over-year revenue increases across all of our three major geographies, primarily driven by higher womenswear revenues, partially offset by lower menswear revenues.
Retail net revenues — Net revenues increased $62 million, or 6.5%, for the three months ended September 27, 2014 as compared to the three months ended September 28, 2013, including a $7 million increase in net revenues due to net favorable foreign currency effects, primarily related to the strengthening of the Euro and the South Korean Won, partially offset by the weakening of the Japanese Yen against the U.S. Dollar. On a constant currency basis, net revenues increased by $55 million, or 5.8%.
The $62 million net increase in Retail net revenues was driven by:

•
a $54 million, or a 29%, net increase in non-comparable store sales, including net favorable foreign currency effects of $6 million. On a constant currency basis, non-comparable store sales increased by $48 million, or 26%, primarily driven by new global store openings and the expansion of our e-commerce operations within the past twelve months, which more than offset the impact of store closings; and

•
an $8 million, or a 1%, net increase in consolidated comparable store sales during the three months ended September 27, 2014, including net favorable foreign currency effects of $1 million. On a constant currency basis, comparable store sales increased by $7 million, or 1%, primarily due to higher revenues from our Ralph Lauren e-commerce operations, partially offset by lower revenues from certain retail stores and concession shops. Comparable store sales related to our e-commerce operations increased by approximately 16% on a reported and a constant currency basis and had a favorable impact on our total comparable store sales of approximately 2% to 3% on a reported and a constant currency basis. Our consolidated comparable store sales excluding e-commerce declined between 1% and 2% on a reported and a constant currency basis.

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

Our global average store count increased by 21 stores and concession shops during the three months ended September 27, 2014 compared with the three months ended September 28, 2013, primarily due to new global store openings, partially offset by store closures. The following table details our retail store and e-commerce presence as of the periods presented:

	September 27, 2014	September 28, 2013
Stores:
Freestanding stores	448	416
Concession shops	494	523
Total stores	942	939

E-commerce Sites:
North American sites(a)	3	3
European sites(b)	3	3
Asian sites(c)	3	2
Total e-commerce sites	9	8

(a)	Includes www.RalphLauren.com and www.ClubMonaco.com (servicing the U.S.) and www.ClubMonaco.ca (servicing Canada).

(b)
Includes www.RalphLauren.co.uk (servicing the United Kingdom), www.RalphLauren.fr (servicing Belgium, France, Italy, Luxembourg, the Netherlands, Portugal, and Spain), and www.RalphLauren.de (servicing Germany and Austria).

(c)
Includes www.RalphLauren.co.jp (servicing Japan), www.RalphLauren.co.kr (servicing South Korea), and www.RalphLauren.asia launched in June 2014 (servicing Australia, Hong Kong, Macau, Malaysia, New Zealand, and Singapore).

Licensing revenues — The $2 million increase in net revenues is primarily attributable to increased product-licensing revenues.
Gross Profit.    Gross profit increased by $48 million, or 4.5%, to $1.132 billion for the three months ended September 27, 2014, from $1.084 billion for the three months ended September 28, 2013. Gross profit as a percentage of net revenues increased by 20 basis points to 56.8% for the three months ended September 27, 2014, from 56.6% for the three months ended September 28, 2013. This increase is primarily attributable to favorable channel and geographic mix as compared to the prior year period.
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
Selling, General, and Administrative Expenses.    SG&A expenses primarily include compensation and benefits, advertising and marketing, distribution, bad debt, information technology, facilities, legal, and other costs associated with finance and administration. SG&A expenses increased by $60 million, or 7.8%, to $837 million for the three months ended September 27, 2014, from $777 million for the three months ended September 28, 2013. This increase included a net unfavorable foreign currency effect of approximately $4 million, primarily related to the strengthening of the Euro and the South Korean Won, partially offset by the weakening of the Japanese Yen, against the U.S. Dollar. SG&A expenses as a percentage of net revenues increased to 42.0% in the three months ended September 27, 2014, from 40.6% in the three months ended September 28, 2013. The 140 basis point increase was primarily due to the increase in operating expenses associated with the growth of our retail businesses (which typically carry higher operating expense margins), increased investments in our stores, facilities and infrastructure, increased advertising and marketing costs, and new business initiatives. These increases were partially offset by our operating leverage on higher net revenues and operational discipline.

The $60 million increase in SG&A expenses was driven by the following:

Three Months Ended September 27, 2014 Compared to Three Months Ended September 28, 2013
(millions)
SG&A expense category:
Compensation-related expenses(a)	$28
Marketing, advertising and promotional expenses	18
Depreciation expense	9
Rent and occupancy expenses	7
Other	(2)
Total change in SG&A expenses	$60

(a)	Primarily due to increased salaries and related expenses to support our retail business growth.

During the remainder of Fiscal 2015, we continue to expect a certain amount of operating expense deleverage due to continued investment in our long-term strategic growth initiatives, including global retail store expansion, the introduction of the Polo store concept around the world, department store renovations, and continued investment in our infrastructure.
Amortization of Intangible Assets.    Amortization of intangible assets decreased by $3 million, or 33.5%, to $7 million for the three months ended September 27, 2014, from $10 million for the three months ended September 28, 2013. This decrease was primarily due to amortization of the licensed trademark intangible asset acquired in April 2013 in connection with the Chaps Menswear License Acquisition, which was fully amortized in Fiscal 2014.
Restructuring and Other Charges. During the three months ended September 27, 2014, we recorded restructuring charges of $2 million, primarily related to severance and benefit costs associated with our retail and wholesale operations. The $2 million in restructuring charges for the three months ended September 28, 2013 were primarily comprised of severance and benefit costs associated with our corporate operations (see Note 9 to the accompanying unaudited interim consolidated financial statements).
Operating Income.    Operating income decreased by $9 million, or 3.0%, to $286 million for the three months ended September 27, 2014, from $295 million for the three months ended September 28, 2013. Operating income as a percentage of net revenues decreased 100 basis points basis points to 14.4% for the three months ended September 27, 2014, from 15.4% for the three months ended September 28, 2013. The overall decline in operating income as a percentage of net revenues was primarily driven by the increase in SG&A as a percentage of net revenues, partially offset by the increase in our gross profit margin, as previously discussed.
During the fourth quarter of Fiscal 2014, we changed the manner in which we allocate certain costs to our reportable segments. All prior period segment information has been recast and is presented below on a comparable basis. See Note 22 to our Fiscal 2014 10-K for further discussion.

Operating income and margin for each of our three reportable segments are provided below:

	Three Months Ended
	September 27, 2014		September 28, 2013
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
Wholesale	$247	26.2%	$243	26.2%	$4	0 bps
Retail	137	13.6%	135	14.4%	2	(80 bps)
Licensing	42	92.5%	40	92.2%	2	30 bps
	426		418		8
Unallocated corporate expenses	(138)		(121)		(17)
Unallocated restructuring and other charges	(2)		(2)		—
Total operating income	$286	14.4%	$295	15.4%	$(9)	(100 bps)
Wholesale operating margin remained unchanged at 26.2% compared to the corresponding period in the prior fiscal year.
Retail operating margin declined by 80 basis points, primarily attributable to a 100 basis point increase in advertising, marketing and promotional expenses, as well as a 90 basis point increase in compensation-related expenses primarily associated with our global store development efforts and new store openings. These decreases in Retail operating margin were partially offset by a reduction in other operating expenses of 80 basis points attributable to our operational discipline, as well as a 30 basis point increase due to other factors, including improved profitability from our existing retail operations, reflecting a more favorable geographic mix, and the impact of foreign currency.
Licensing operating margin increased by 30 basis points due to reduced operating expenses as a percentage of net revenues, which increased as compared to the prior fiscal year period.
Unallocated corporate expenses increased by $17 million, primarily due to increased compensation-related costs of $8 million, higher corporate advertising, marketing, and promotional costs of $5 million, and increased depreciation expense of $4 million.
Unallocated restructuring and other charges were $2 million during each of the three-month periods ended September 27, 2014 and September 28, 2013, as previously described above and in Note 9 to the accompanying unaudited interim consolidated financial statements.
Non-operating Expense, net. Non-operating expense, net is comprised of net foreign currency gains (losses), interest expense, interest and other income, net, and equity in losses from our joint venture, the Ralph Lauren Watch and Jewelry Company Sárl (the "RL Watch Company"), which is accounted for under the equity method of accounting. Non-operating expense, net increased $1 million to $8 million for the three months ended September 27, 2014, compared to $7 million for the three months ended September 28, 2013. The slight increase in non-operating expenses was primarily attributable to higher foreign currency losses, primarily related to the revaluation and settlement of foreign currency-denominated third-party and intercompany receivables and payables, partially offset by gains recognized on forward foreign currency exchange contracts. Foreign currency gains and losses do not result from the translation of the operating results of our foreign subsidiaries to U.S. dollars. These losses were partially offset by lower interest expense associated with our current borrowings, including the 2.125% unsecured senior notes issued in September 2013 (the "Senior Notes") and the commercial paper notes, as compared to the 4.5% interest rate on the Euro-denominated notes outstanding at the end of the prior year period, which were repaid in October 2013.
Provision for Income Taxes.    The provision for income taxes decreased by $6 million, or 7.2%, to $77 million for the three months ended September 27, 2014, from $83 million for the three months ended September 28, 2013, due to lower pretax income combined with the decline of 100 basis points in our reported effective tax rate, to 27.8% for the three months ended September 27, 2014 from 28.8% for the three months ended September 28, 2013. The lower effective tax rate for the three months ended September 27, 2014 was primarily due to a greater proportion of earnings generated in lower-taxed jurisdictions, partially offset by a higher income tax benefit resulting from legal entity restructuring of certain of the Company's foreign operations in the prior year fiscal period. The effective tax rate differs from the statutory tax rate due to the effect of state and local taxes, tax rates in foreign jurisdictions, and certain nondeductible expenses. Our effective tax rate will change from period to period based on various factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.
Net Income.    Net income declined by $4 million, or 2.4%, to $201 million for the three months ended September 27, 2014, from $205 million for the three months ended September 28, 2013. The decline in net income was primarily due to the $9 million decline in operating income, partially offset by the $6 million reduction in our provision for income taxes, both as previously discussed.
Net Income per Diluted Share.    Net income per diluted share improved by $0.02, or 0.9%, to $2.25 per share for the three months ended September 27, 2014, from $2.23 per share for the three months ended September 28, 2013, as the effect of slightly lower net income was more than offset by lower weighted-average diluted shares outstanding during the current fiscal quarter, primarily driven by our share repurchases over the last twelve months.
Six Months Ended September 27, 2014 Compared to Six Months Ended September 28, 2013
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Six Months Ended
	September 27, 2014	September 28, 2013	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$3,702	$3,568	$134	3.8%
Cost of goods sold(a)	(1,527)	(1,480)	(47)	3.1%
Gross profit	2,175	2,088	87	4.2%
Gross profit as % of net revenues	58.8%	58.5%		30 bps
Selling, general, and administrative expenses(a)	(1,626)	(1,512)	(114)	7.5%
SG&A expenses as % of net revenues	43.9%	42.4%		150 bps
Amortization of intangible assets	(13)	(19)	6	(32.2%)
Gain on acquisition of Chaps	—	16	(16)	NM
Restructuring and other charges	(6)	(2)	(4)	NM
Operating income	530	571	(41)	(7.2%)
Operating income as % of net revenues	14.3%	16.0%		(170 bps)
Foreign currency losses	(6)	(5)	(1)	35.9%
Interest expense	(9)	(12)	3	(27.3%)
Interest and other income, net	4	4	—	(0.2%)
Equity in losses of equity-method investees	(6)	(5)	(1)	23.3%
Income before provision for income taxes	513	553	(40)	(7.3%)
Provision for income taxes	(150)	(167)	17	(10.1%)
Effective tax rate(b)	29.3%	30.2%		(90 bps)
Net income	$363	$386	$(23)	(6.1%)
Net income per common share:
Basic	$4.09	$4.27	$(0.18)	(4.2%)
Diluted	$4.05	$4.17	$(0.12)	(2.9%)

(a)	Includes total depreciation expense of $128 million and $107 million for the six-month periods ended September 27, 2014 and September 28, 2013, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

NM	Not meaningful.

Net Revenues.    Net revenues increased by $134 million, or 3.8%, to $3.702 billion for the six months ended September 27, 2014, from $3.568 billion for the six months ended September 28, 2013. On a constant currency basis, net revenues increased by $111 million, or 3.1%.
Net revenues for our three business segments, as well as a discussion of the changes in each segment's net revenues from the comparable prior year period, are provided below:

	Six Months Ended			% Change
	September 27, 2014	September 28, 2013	$ Change	As Reported	Constant Currency
	(millions)
Net Revenues:
Wholesale	$1,651	$1,663	$(12)	(0.7%)	(0.9%)
Retail	1,966	1,823	143	7.8%	6.8%
Licensing	85	82	3	2.8%	2.8%
Total net revenues	$3,702	$3,568	$134	3.8%	3.1%
Wholesale net revenues — Net revenues declined $12 million, or 0.7%, during the six months ended September 27, 2014 compared to the six months ended September 28, 2013, including a $4 million increase in revenues due to net favorable foreign currency effects, primarily related to the strengthening of the Euro, partially offset by the weakening of the Canadian Dollar, against the U.S. Dollar. On a constant currency basis, net revenues declined by $16 million, or 0.9%.
The $12 million net decline in Wholesale net revenues was driven by a $25 million net decrease related to our business in the Americas, primarily reflecting lower domestic revenues from our menswear business, due in part to higher prior period sales associated with the initial transition of the Chaps Menswear Business to a wholly-owned operation and a shift in timing of certain shipments. This decrease was partially offset by increased revenues from our womenswear business.
The lower net revenues in the Americas were partially offset by a $12 million net increase related to our European business, primarily reflecting increased sales from our menswear and womenswear apparel businesses, as well as higher revenues from our accessories business.
Retail net revenues — Net revenues increased $143 million, or 7.8%, during the six months ended September 27, 2014 compared to the six months ended September 28, 2013, including a $19 million increase in net revenues due to net favorable foreign currency effects, primarily related to the strengthening of the Euro and the South Korean Won, partially offset by the weakening of the Japanese Yen, against the U.S. Dollar. On a constant currency basis, net revenues increased by $124 million, or 6.8%.
The $143 million net increase in Retail net revenues was driven by:

•
a $116 million, or a 34%, net increase in non-comparable store sales, including favorable foreign currency effects of $10 million. On a constant currency basis, non-comparable store sales increased by $106 million, or 31%, primarily driven by new global store openings in Asia and Europe within the past twelve months, the expansion of our e-commerce operations, and new stores and concession shops assumed in connection with the Australia and New Zealand Licensed Operations Acquisition, which more than offset the impact of store closings; and

•
a $27 million, or a 2%, net increase in consolidated comparable store sales, including favorable foreign currency effects of $9 million. Our total comparable store sales increased approximately $18 million, or 1%, on a constant currency basis, primarily driven by an increase from our Ralph Lauren e-commerce operations, partially offset by lower sales from our concession stores. Comparable store sales related to our e-commerce operations increased by approximately 15% on both a reported and a constant currency basis over the related prior fiscal year period, and had a favorable impact on our total comparable store sales of approximately 2% to 3% on a reported basis and 1% to 2% on a constant currency basis. Our consolidated comparable store sales excluding e-commerce were flat to down by 1% on both a reported basis and a constant currency basis.

Our global average store count increased by 32 stores and concession shops during the six months ended September 27, 2014 compared with the six months ended September 28, 2013, primarily due to new global store openings, as well as stores and concession shops assumed in connection with the Australia and New Zealand Licensed Operations Acquisition, partially offset by store closures.

Licensing revenues — The $3 million increase in net revenues is primarily attributable to increased apparel and accessories-related revenues and home licensing revenues, partially offset by the impact of the transition of the previously licensed Australia and New Zealand Business to a wholly-owned operation.
Gross Profit.    Gross profit increased by $87 million, or 4.2%, to $2.175 billion for the six months ended September 27, 2014, from $2.088 billion for the six months ended September 28, 2013. Gross profit as a percentage of net revenues increased by 30 basis points to 58.8% for the six months ended September 27, 2014, from 58.5% for the six months ended September 28, 2013. This increase is primarily attributable to favorable channel and geographic mix, partially offset by the unfavorable impact of certain foreign exchange rates on our derivative contracts.
Selling, General, and Administrative Expenses.    SG&A expenses increased by $114 million, or 7.5%, to $1.626 billion for the six months ended September 27, 2014, from $1.512 billion for the six months ended September 28, 2013. This increase included a net unfavorable foreign currency effect of approximately $13 million, primarily related to the strengthening of the Euro and the South Korean Won, partially offset by the weakening of the Japanese Yen, against the U.S. Dollar. SG&A expenses as a percentage of net revenues increased to 43.9% for the six months ended September 27, 2014, from 42.4% for the six months ended September 28, 2013. The 150 basis points increase was primarily due to the increase in operating expenses associated with the growth of our retail businesses (which typically carry higher operating expense margins), increased investments in our stores, facilities and infrastructure, increased advertising and marketing costs, incremental operating expenses attributable to our acquisition of the Australia and New Zealand Business, and investments in new business initiatives. These increases were partially offset by our operating leverage on higher net revenues and operational discipline.
The $114 million increase in SG&A expenses was driven by the following:

Six Months Ended September 27, 2014 Compared to Six Months Ended September 28, 2013
(millions)
SG&A expense category:
Compensation-related expenses(a)	$51
Marketing, advertising and promotional expenses	25
Depreciation expense	20
Rent and occupancy expenses	20
Incremental operating expenses related to the Australia and New Zealand Business	10
Consulting and professional fees	(10)
Acquisition-related costs(b)	(7)
Other	5
Total change in SG&A expenses	$114

(a)	Primarily due to increased salaries and related expenses to support our retail business growth.

(b)
Comprised of acquisition-related costs incurred during the six months ended September 28, 2013 for the Chaps Menswear License Acquisition in April 2013 and the Australia and New Zealand Licensed Operations Acquisition in July 2013 (See Note 5 to the accompanying unaudited interim consolidated financial statements).

Amortization of Intangible Assets.    Amortization of intangible assets decreased by $6 million, or 32.2%, to $13 million for the six months ended September 27, 2014, from $19 million for the six months ended September 28, 2013. This decrease was primarily due to amortization of the licensed trademark intangible asset acquired in April 2013 in connection with the Chaps Menswear License Acquisition, which was fully amortized in Fiscal 2014.
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

Restructuring and Other Charges. During the six months ended September 27, 2014, we recorded restructuring charges of $6 million, primarily related to severance and benefit costs associated with our retail and wholesale operations. The $2 million in restructuring charges for the six months ended September 28, 2013 were primarily comprised of severance and benefit costs associated with our corporate operations (see Note 9 to the accompanying unaudited interim consolidated financial statements).
Operating Income.    Operating income decreased by $41 million, or 7.2%, to $530 million for the six months ended September 27, 2014, from $571 million for the six months ended September 28, 2013. Operating income as a percentage of net revenues decreased 170 basis points to 14.3% for the six months ended September 27, 2014, from 16.0% for the six months ended September 28, 2013. The overall decline in operating income as a percentage of net revenues was primarily driven by the increase in SG&A as a percentage of net revenues and the absence of the prior year gain on the Chaps Menswear License Acquisition, partially offset by the increase in our gross profit margin, as previously discussed.
During the fourth quarter of Fiscal 2014, we changed the manner in which we allocate certain costs to our reportable segments. All prior period segment information has been recast and is presented below on a comparable basis. See Note 22 to our Fiscal 2014 10-K for further discussion.
Operating income and margin for each of our three reportable segments are provided below:

	Six Months Ended
	September 27, 2014		September 28, 2013
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
Wholesale	$427	25.9%	$450	27.0%	$(23)	(110 bps)
Retail	305	15.5%	300	16.5%	5	(100 bps)
Licensing	78	91.4%	75	91.3%	3	10 bps
	810		825		(15)
Unallocated corporate expenses	(274)		(268)		(6)
Gain on acquisition of Chaps	—		16		(16)
Unallocated restructuring and other charges	(6)		(2)		(4)
Total operating income	$530	14.3%	$571	16.0%	$(41)	(170 bps)
Wholesale operating margin declined by 110 basis points, primarily due to a 30 basis point increase in advertising, marketing and promotional costs, a 30 basis point increase in compensation-related expenses, and a 20 basis point increase in other operating expenses. In addition, wholesale operating margin declined by 20 basis points due to the unfavorable impact of certain foreign exchange rates on our derivative contracts.
Retail operating margin declined by 100 basis points, primarily attributable to a 60 basis point increase in compensation-related expenses primarily associated with our global store development efforts and new store openings, as well as a 50 basis point increase in advertising, marketing and promotional expenses. These decreases in Retail operating margin were partially offset by a 10 basis point increase due to other factors, including improved profitability from our existing retail operations, reflecting a more favorable geographic mix, and the impact of foreign currency.
Licensing operating margin increased by 10 basis points, primarily due our operating leverage on higher revenues, as previously discussed.
Unallocated corporate expenses increased by $6 million, primarily due to increased compensation-related costs of $13 million, increased depreciation expense of $9 million, and higher corporate advertising, marketing, and promotional costs of $8 million. These increases were partially offset by the non-recurrence of the prior year acquisition-related costs of $7 million, lower amortization of $6 million, lower consulting and professional fees of $2 million, and a decline in other operating expenses of $9 million.
Gain on acquisition of Chaps was $16 million for the six months ended September 28, 2013, as previously described above and in Note 5 to the accompanying unaudited interim consolidated financial statements.

Unallocated restructuring and other charges were $6 million and $2 million during the six-month periods ended September 27, 2014 and September 28, 2013, respectively, as previously described above and in Note 9 to the accompanying unaudited interim consolidated financial statements.
Non-operating Expense, net. Non-operating expense, net declined by $1 million to $17 million for the six months ended September 27, 2014, compared to $18 million for the six months ended September 28, 2013. The lower non-operating expense, net was primarily attributed to lower interest expense associated with our current borrowings, including the 2.125% Senior Notes and the commercial paper notes, as compared to the 4.5% interest rate on the Euro-denominated notes outstanding at the end of the prior year period, which were repaid in October 2013. This decline was partially offset by slightly higher foreign currency losses and additional equity in losses from our equity method investment in RL Watch Company.
Provision for Income Taxes.    The provision for income taxes decreased by $17 million, or 10.1%, to $150 million for the six months ended September 27, 2014, from $167 million for the six months ended September 28, 2013. The decrease in the provision for income taxes was primarily due to the decline in pretax income, coupled with a decrease of 90 basis points in our reported effective tax rate, to 29.3% for the six months ended September 27, 2014 from 30.2% for the six months ended September 28, 2013. The lower effective tax rate for the six months ended September 27, 2014 was primarily due to a greater proportion of earnings generated in lower-taxed jurisdictions, partially offset by additional tax reserves associated with the conclusion of tax examinations during the six months ended September 27, 2014.
Net Income.    Net income declined by $23 million, or 6.1%, to $363 million for the six months ended September 27, 2014, from $386 million for the six months ended September 28, 2013. The decline in net income was primarily due to the $41 million decline in operating income, partially offset by the $17 million reduction in our provision for income taxes, both as previously discussed.
Net Income per Diluted Share.    Net income per diluted share declined by $0.12, or 2.9%, to $4.05 per share for the six months ended September 27, 2014, from $4.17 per share for the six months ended September 28, 2013. The decline was due to lower net income, as previously discussed, partially offset by lower weighted-average diluted shares outstanding during the six months ended September 27, 2014, driven by our share repurchases over the last twelve months.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of September 27, 2014 and March 29, 2014:

	September 27, 2014	March 29, 2014	$ Change
	(millions)
Cash and cash equivalents	$483	$797	$(314)
Short-term investments	708	488	220
Non-current investments(a)	2	2	—
Short-term debt	(210)	—	(210)
Long-term debt	(300)	(300)	—
Net cash and investments(b)	$683	$987	$(304)
Equity	$4,029	$4,034	$(5)

(a)	Recorded within other non-current assets in our consolidated balance sheets.

(b)	"Net cash and investments" is defined as cash and cash equivalents, plus short-term and non-current investments, less total debt.

The decline in our net cash and investments position at September 27, 2014 as compared to March 29, 2014 was primarily due to our use of cash to support Class A common stock repurchases of $281 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to invest in our business through $176 million in capital expenditures, and to make cash dividend payments of $79 million, partially offset by our operating cash flows of $275 million.
The decrease in equity was primarily attributable to our share repurchase activity and dividends declared, largely offset by our comprehensive income and the net impact of stock-based compensation arrangements during the six months ended September 27, 2014.
Cash Flows
The following table details our cash flows for the six-month periods ended September 27, 2014 and September 28, 2013:

	Six Months Ended
	September 27, 2014	September 28, 2013	$ Change
	(millions)
Net cash provided by operating activities	$275	$220	$55
Net cash used in investing activities	(440)	(408)	(32)
Net cash provided by (used in) financing activities	(125)	51	(176)
Effect of exchange rate changes on cash and cash equivalents	(24)	2	(26)
Net decrease in cash and cash equivalents	$(314)	$(135)	$(179)
Net Cash Provided by Operating Activities.    Net cash provided by operating activities increased to $275 million during the six months ended September 27, 2014, as compared to $220 million during the six months ended September 28, 2013. The net increase in cash provided by operating activities was primarily due to an increase in net income before non-cash items, as well as the net favorable change related to our operating assets and liabilities, including working capital. The increase related to our working capital was primarily driven by a favorable change in accounts payable and accrued liabilities, due in part to the timing of payments related to our capital expenditures, and a favorable change in our accounts receivable balance, primarily relating to the timing of cash collections. These increases were partially offset by a year-over-year increase in our inventory levels to support our new brands, new and expanded stores, and e-commerce growth.
Net Cash Used in Investing Activities.    Net cash used in investing activities was $440 million during the six months ended September 27, 2014, as compared to $408 million during the six months ended September 28, 2013. The $32 million net increase in cash used in investing activities was primarily driven by a $109 million increase in cash used to purchase investments, less proceeds from sales and maturities of investments. During the six months ended September 27, 2014, we made net investment purchases of $261 million, as compared to net investment purchases of $152 million during the six months ended September 28, 2013. This decline in cash from investing activities was partially offset by:

•
a $38 million decline in capital expenditures. During the six months ended September 27, 2014, we spent $176 million on capital expenditures, as compared to $214 million during the six months ended September 28, 2013. Our capital expenditures during the six months ended September 27, 2014 were primarily related to our global retail store expansion, including the openings of our first Polo flagship store in New York City and our first flagship store in Hong Kong, department store renovations, enhancements to our global information technology systems, and further development of our infrastructure;

•
a $33 million decline in cash used to fund acquisitions and ventures. During the six months ended September 27, 2014, we used $3 million of cash to support the funding of our joint venture, the RL Watch Company. During the six months ended September 28, 2013, we used $36 million of cash, including $18 million to fund the Chaps Menswear License Acquisition, $15 million to fund the Australia and New Zealand Licensed Operations Acquisition, as well as amounts to support the continued funding of the RL Watch Company; and

•	a $6 million favorable change in cash deposits restricted in connection with international tax matters.

Net Cash Provided by (Used in) Financing Activities.    Net cash used in financing activities was $125 million during the six months ended September 27, 2014, as compared to net cash provided by financing activities of $51 million during the six months ended September 28, 2013. The $176 million decline in cash from financing activities was primarily driven by:

•
a $90 million decline in proceeds from debt issuances, less cash used to repay debt. During the six months ended September 27, 2014, we received net proceeds of $210 million from commercial paper note issuance and repayments, as compared to $300 million in proceeds received from our issuance of Senior Notes in September 2013; and

•
a $71 million increase in cash used to repurchase shares of our Class A common stock. During the six months ended September 27, 2014, we used $250 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $31 million in shares of Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our Amended and Restated 2010 Long-Term Stock Incentive Plan (the "2010 Incentive Plan"). On a comparative basis, during the six months ended September 28, 2013, we used $150 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $60 million in shares of Class A common stock were surrendered or withheld for taxes under our 1997 Long-Term Stock Incentive Plan, as amended (the "1997 Incentive Plan") and our 2010 Incentive Plan.

Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, $500 million of availability under our Global Credit Facility (as defined below), the availability under our newly executed Domestic Credit Facility and our Pan-Asia Credit Facilities (as defined below), our commercial paper borrowing program, our available cash and cash equivalents and short-term investments, and other available financing options. As of September 27, 2014, we had $1.191 billion in cash, cash equivalents, and short-term investments, of which $1.176 billion were held by our subsidiaries domiciled outside the U.S. We are not dependent on foreign cash to fund our domestic operations and do not expect to repatriate these balances to meet our domestic cash needs. However, if our plans change and we choose to repatriate any funds to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.
Our sources of liquidity are used to fund our ongoing cash requirements, including working capital requirements, global retail store and e-commerce development and expansion, construction and renovation of shop-within-shops, investment in infrastructure, including technology, acquisitions, joint ventures, payment of dividends, debt repayments, common stock repurchases, settlement of contingent liabilities (including uncertain tax positions), and other corporate activities. We believe that our existing sources of cash, the availability under our credit facilities, and our ability to access capital markets will be sufficient to support our operating, capital, and debt service requirements for the foreseeable future, the ongoing development of our businesses, and our plans for further business expansion.
As discussed in the "Debt and Covenant Compliance" section below, we had $210 million in commercial paper notes outstanding as of September 27, 2014. We had no borrowings outstanding under our Global Credit Facility, Domestic Credit Facility, or Pan-Asia Credit Facilities as of September 27, 2014. We may elect to draw on our credit facilities or other potential sources of financing for, among other things, a material acquisition, settlement of a material contingency (including uncertain tax positions), or a material adverse business or macroeconomic development, as well as for other general corporate business purposes.
We believe that our Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of September 27, 2014, there were ten financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 16%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Global Credit Facility, the Domestic Credit Facility and the Pan-Asia Credit Facilities in the event of our election to draw funds in the foreseeable future.

Common Stock Repurchase Program
A summary of our repurchases of Class A common stock under our common stock repurchase program is presented below:

	Six Months Ended
	September 27, 2014	September 28, 2013
	(millions)
Cost of shares repurchased	$250	$200	(a)
Number of shares repurchased	1.6	1.1	(a)

(a)
Includes two separate $50 million prepayments made in March 2013 and June 2013 pursuant to share repurchase programs with third-party financial institutions, in exchange for the right to receive shares of our Class A common stock at the conclusion of each of the 93-day repurchase terms, which resulted in a delivery of 0.6 million shares during the six months ended September 28, 2013, based on the volume-weighted average market price of our Class A common stock over the programs' respective 93-day repurchase terms, less a discount.

As of September 27, 2014, the remaining availability under our Class A common stock repurchase program was approximately $330 million. Repurchases of shares of Class A common stock are subject to overall business and market conditions.
In addition, during the six-month periods ended September 27, 2014 and September 28, 2013, 0.2 million and 0.4 million shares of Class A common stock, respectively, at a cost of $31 million and $60 million, respectively, were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under the 1997 Incentive Plan and the 2010 Incentive Plan.
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.
Dividends
Since 2003, we have maintained a regular quarterly cash dividend program on our common stock. On November 5, 2013, our Board of Directors approved an increase to the quarterly cash dividend on our common stock from $0.40 per share to $0.45 per share. The second quarter Fiscal 2015 dividend of $0.45 per share was declared on September 11, 2014, was payable to stockholders of record at the close of business on September 26, 2014, and was paid on October 10, 2014. Dividends paid amounted to $79 million and $73 million during the six-month periods ended September 27, 2014 and September 28, 2013, respectively.
We intend to continue to pay regular quarterly dividends on our outstanding common stock. However, any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on our results of operations, cash requirements, financial condition, and other factors that the Board of Directors may deem relevant.
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

Commercial Paper
In May 2014, we initiated a commercial paper borrowing program (the "Commercial Paper Program") that allows us to issue up to $300 million of unsecured commercial paper notes through private placement using third-party broker-dealers. Borrowings under the Commercial Paper Program are supported by the Global Credit Facility, as defined below, and may be used to support our general working capital and corporate needs. Maturities of commercial paper notes vary, but cannot exceed 397 days from the date of issuance. Commercial paper notes issued under the Commercial Paper Program ranks equally with our other unsecured indebtedness. As of September 27, 2014, we had $210 million in borrowings outstanding under our Commercial Paper Program, with a weighted-average annual interest rate of 0.23% and a weighted-average remaining term of 34 days.
Revolving Credit Facilities
Global Credit Facility
We have a credit facility that provides for a $500 million senior unsecured revolving line of credit through March 2016 (the "Global Credit Facility"), and is also used to support the issuance of letters of credit and the maintenance of the Commercial Paper Program. Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and other currencies, including Euros, Hong Kong Dollars, and Japanese Yen. We have the ability to expand our borrowing availability under the Global Credit Facility to $750 million, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. As of September 27, 2014, there were no borrowings outstanding under the Global Credit Facility and we were contingently liable for $10 million of outstanding letters of credit.
The Global Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make certain investments. The Global Credit Facility also requires us to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the "leverage ratio") of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus eight times consolidated rent expense for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, and (iv) consolidated rent expense. As of September 27, 2014, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Global Credit Facility.
Domestic Credit Facility
In August 2014, we entered into an uncommitted credit facility (the "Domestic Credit Facility") with Santander Bank, N.A. ("Santander"), which provides for a revolving line of credit up to $100 million through August 2015. Borrowings under the Domestic Credit Facility are granted at the sole discretion of Santander, subject to availability of its funds, and bear interest at a rate equal to the London Interbank Offered Rate plus a spread determined by Santander at the time of borrowing. The Domestic Credit Facility does not contain any financial covenants. As of September 27, 2014, there were no borrowings outstanding under the Domestic Credit Facility.
Pan-Asia Credit Facilities
Certain of our subsidiaries in Asia have uncommitted credit facilities with regional branches of JPMorgan Chase (the "Banks") in China, Malaysia, South Korea, and Taiwan (the "Pan-Asia Credit Facilities"). These credit facilities are subject to annual renewal and may be used to fund general working capital and corporate needs of our operations in the respective countries. Our subsidiaries' borrowings under the Pan-Asia Credit Facilities are guaranteed by the parent company. The Pan-Asia Credit Facilities do not contain any financial covenants. As of September 27, 2014, the Pan-Asia Credit Facilities provided for revolving lines of credit of up to $34 million, granted at the sole discretion of the Banks, subject to availability of the Banks' funds and satisfaction of certain regulatory requirements. As of September 27, 2014, there were no borrowings outstanding under any of the Pan-Asia Credit Facilities. However, bank guarantees of 12 million Chinese Renminbi (approximately $2 million) were supported by our China Credit Facility.
Refer to Note 11 to the accompanying unaudited interim consolidated financial statements and Note 14 of the Fiscal 2014 10-K for detailed disclosure of the terms and conditions of our debt and credit facilities.

Contractual and Other Obligations
Lease Obligations
During the first quarter of Fiscal 2015, we entered into a lease for a new domestic distribution facility in North Carolina to support our future business growth. The initial lease term is approximately 15 years, with optional renewal periods and a purchase option. Our total commitment relating to this lease is approximately $56 million, with minimum lease payments of approximately $2 million due in our fiscal year 2016, $3 million due each year from our fiscal year 2017 through 2019, and aggregate minimum lease payments of $45 million for our fiscal years 2020 through 2031. We expect to take possession of this property in the second quarter of our fiscal year 2016.
See Note 14 to the accompanying unaudited interim consolidated financial statements for information relating to our pending litigation and other matters.
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
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts will fail to meet their contractual obligations. To mitigate this counterparty credit risk, we have a policy of only entering into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and other factors, adhering to established limits for credit exposure. Our established policies and procedures for mitigating credit risk from derivative transactions include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties when possible to mitigate credit risk associated with our derivative instruments. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of September 27, 2014. However, we do have in aggregate approximately $39 million of derivative instruments in net asset positions with eight creditworthy financial institutions.
Foreign Currency Risk Management
We manage our exposure to changes in foreign currency exchange rates through the use of forward foreign currency exchange contracts. Refer to Note 13 to the accompanying unaudited interim consolidated financial statements for a summary of the notional amounts and fair values of our forward foreign currency exchange contracts outstanding as of September 27, 2014.
Forward Foreign Currency Exchange Contracts
We enter into forward foreign currency exchange contracts as hedges to reduce our risk related to exchange rate fluctuations on inventory transactions made in an entity's non-functional currency, intercompany royalty payments made by certain of our international operations, intercompany contributions made to fund certain marketing efforts of our international operations, and other foreign currency-denominated operational cash flows. As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily to changes in the value of the Euro, the Japanese Yen, the South Korean Won, the Australian Dollar, the Canadian Dollar, the British Pound Sterling, and the Hong Kong Dollar, we hedge a portion of our foreign currency exposures anticipated over a two-year period. In doing so, we use foreign currency exchange forward contracts that generally have maturities of two months to two years to provide continuing coverage throughout the hedging period.

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
As of September 27, 2014, there have been no other significant changes in our foreign currency exposures, or in the types of derivative instruments used to hedge such exposures. See Note 3 to the accompanying unaudited interim consolidated financial statements for further discussion of our foreign currency exposures, and the types of derivative instruments used to hedge those exposures.
Investment Risk Management
As of September 27, 2014, we had cash and cash equivalents on-hand of $483 million, primarily on deposit in interest bearing accounts and invested in money market funds and time deposits with original maturities of 90 days or less. Our other significant investments included $708 million of short-term investments, consisting of time deposits with original maturities greater than 90 days, and $43 million of restricted cash placed in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters.
We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed further below. Our investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in our investment policy. See Note 13 to the accompanying unaudited interim consolidated financial statements for further detail of the composition of our investment portfolio as of September 27, 2014.
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
CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are described in Note 3 to the audited consolidated financial statements included in our Fiscal 2014 10-K. Our estimates are often based on complex judgments, assessments of probability, and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same set of facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the "Critical Accounting Policies" section of the MD&A in our Fiscal 2014 10-K. The following discussion is only intended to update our critical accounting policies for any significant changes in policy implemented during the six months ended September 27, 2014.
There have been no significant changes in the application of our critical accounting policies since March 29, 2014.
Goodwill Impairment Assessment
We performed our annual impairment assessment of goodwill as of the beginning of the second quarter of Fiscal 2015, using a quantitative approach. Based on the results of the goodwill impairment assessment as of June 29, 2014, we concluded that the fair values of our reporting units significantly exceeded their respective carrying values, and there are no reporting units at risk of impairment.

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
The Company carried out an evaluation based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level as of September 27, 2014. Except as discussed below, there has been no change in the Company's internal control over financial reporting during the fiscal quarter ended September 27, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Global Operating and Financial Reporting System Implementation
We are in the process of implementing a new global operating and financial reporting information technology system, SAP, as part of a multi-year plan to integrate and upgrade our systems and processes, which we began in Fiscal 2011. The implementation of this global system is scheduled to continue in phases over the next several years. During the second quarter of Fiscal 2015, we continued to migrate certain areas of our business to SAP, including global merchandise procurement and customer order management and record-to-report for our North American wholesale operations, which is scheduled to be completed in Fiscal 2015. We are also in the process of planning the migration of our European operations to SAP, which will be completed in stages over the next few years.
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
At this time, Wathne's principal remaining claim is that we required Wathne to discontinue the use of the Polo Sport brand on handbags in violation of its contract. A trial date has not been scheduled and we intend to continue to contest the remaining claims and dispute any alleged damages in this lawsuit vigorously. Management does not expect that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial statements.
Other Matters
We are involved, from time to time, in litigation, other legal claims, and proceedings involving matters associated with or incidental to our business, including, among other things, matters involving credit card fraud, trademark and other intellectual property, licensing, importation and exportation of products, taxation, unclaimed property, and employee relations. We believe at present that the resolution of currently pending matters, other than those separately discussed above, will not individually or in the aggregate have a material adverse effect on our consolidated financial statements. However, our assessment of the current litigation or other legal claims could potentially change in light of the discovery of facts not presently known or determinations by judges, juries, or other finders of fact which are not in accord with management's evaluation of the possible liability or outcome of such litigation or claims.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Items 2(a) and (b) are not applicable.

(c)	Stock Repurchases
The following table sets forth the repurchases of shares of the Company's Class A common stock during the fiscal quarter ended September 27, 2014:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
				(millions)
June 29, 2014 to July 26, 2014	—	$—	—	$400
July 27, 2014 to August 23, 2014	—	—	—	400
August 24, 2014 to September 27, 2014	412,900	169.53	412,900	330
	412,900		412,900

Item 6.	Exhibits.

12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 17 CFR 240.13a-14(a).
31.2	Certification of Christopher H. Peterson, Executive Vice President, Chief Administrative Officer and Chief Financial Officer, pursuant to 17 CFR 240.13a-14(a).
32.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2
Certification of Christopher H. Peterson, Executive Vice President, Chief Administrative Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at September 27, 2014 and March 29, 2014, (ii) the Consolidated Statements of Income for the three-month and six-month periods ended September 27, 2014 and September 28, 2013, (iii) the Consolidated Statements of Comprehensive Income for the three-month and six-month periods ended September 27, 2014 and September 28, 2013, (iv) the Consolidated Statements of Cash Flows for the six-month periods ended September 27, 2014 and September 28, 2013, and (v) the Notes to the Consolidated Financial Statements.

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
Date: October 30, 2014

