Form 10-Q
period 2014-12-27
RALPH LAUREN CORP
filed 2015-02-04
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At January 30, 2015, 61,433,004 shares of the registrant's Class A common stock, $.01 par value, and 25,881,276 shares of the registrant's Class B common stock, $.01 par value, were outstanding.

RALPH LAUREN CORPORATION
INDEX

		Page

PART I. FINANCIAL INFORMATION (Unaudited)
Item 1.	Financial Statements:
	Consolidated Balance Sheets	3
	Consolidated Statements of Income	4
	Consolidated Statements of Comprehensive Income	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	55
Item 4.	Controls and Procedures	55

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	56
Item 1A.	Risk Factors	56
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 6.	Exhibits	58
Signatures		59

EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101	INSTANCE DOCUMENT
EX-101	SCHEMA DOCUMENT
EX-101	CALCULATION LINKBASE DOCUMENT
EX-101	LABELS LINKBASE DOCUMENT
EX-101	PRESENTATION LINKBASE DOCUMENT
EX-101	DEFINITION LINKBASE DOCUMENT

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 27, 2014	March 29, 2014
	(millions) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$763	$797
Short-term investments	644	488
Accounts receivable, net of allowances of $275 million and $270 million	416	588
Inventories	1,211	1,020
Income tax receivable	60	62
Deferred tax assets	149	150
Prepaid expenses and other current assets	276	224
Total current assets	3,519	3,329
Property and equipment, net	1,454	1,322
Deferred tax assets	49	39
Goodwill	917	964
Intangible assets, net	273	299
Other non-current assets	132	137
Total assets	$6,344	$6,090
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$113	$—
Accounts payable	229	203
Income tax payable	132	77
Accrued expenses and other current liabilities	784	690
Total current liabilities	1,258	970
Long-term debt	300	300
Non-current liability for unrecognized tax benefits	112	132
Other non-current liabilities	599	654
Commitments and contingencies (Note 14)
Total liabilities	2,269	2,056
Equity:
Class A common stock, par value $.01 per share; 99.9 million and 98.0 million shares issued; 61.4 million and 61.8 million shares outstanding	1	1
Class B common stock, par value $.01 per share; 25.9 million and 26.9 million shares issued and outstanding	—	—
Additional paid-in-capital	2,089	1,979
Retained earnings	5,706	5,257
Treasury stock, Class A, at cost; 38.5 million and 36.2 million shares	(3,699)	(3,317)
Accumulated other comprehensive income (loss)	(22)	114
Total equity	4,075	4,034
Total liabilities and equity	$6,344	$6,090
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
	(millions, except per share data) (unaudited)
Net sales	$1,986	$1,970	$5,603	$5,456
Licensing revenue	47	45	132	127
Net revenues	2,033	2,015	5,735	5,583
Cost of goods sold(a)	(874)	(843)	(2,401)	(2,323)
Gross profit	1,159	1,172	3,334	3,260
Selling, general, and administrative expenses(a)	(837)	(815)	(2,463)	(2,327)
Amortization of intangible assets	(6)	(9)	(19)	(28)
Gain on acquisition of Chaps	—	—	—	16
Restructuring and other charges	(1)	(14)	(7)	(16)
Total other operating expenses, net	(844)	(838)	(2,489)	(2,355)
Operating income	315	334	845	905
Foreign currency losses	(8)	(4)	(14)	(9)
Interest expense	(3)	(4)	(12)	(16)
Interest and other income, net	—	—	4	4
Equity in losses of equity-method investees	(3)	(2)	(9)	(7)
Income before provision for income taxes	301	324	814	877
Provision for income taxes	(86)	(87)	(236)	(254)
Net income	$215	$237	$578	$623
Net income per common share:
Basic	$2.44	$2.62	$6.53	$6.89
Diluted	$2.41	$2.57	$6.46	$6.74
Weighted average common shares outstanding:
Basic	88.1	90.1	88.5	90.4
Diluted	89.0	91.8	89.5	92.4
Dividends declared per share	$0.45	$0.45	$1.35	$1.25
(a) Includes total depreciation expense of:	$(72)	$(58)	$(200)	$(165)

See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
	(millions) (unaudited)
Net income	$215	$237	$578	$623
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(74)	(6)	(174)	42
Net gains (losses) on derivative financial instruments	12	(4)	37	(27)
Net losses on available-for-sale investments	—	—	—	(5)
Net gains on defined benefit plans	—	—	1	—
Other comprehensive income (loss), net of tax	(62)	(10)	(136)	10
Total comprehensive income	$153	$227	$442	$633

See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 27, 2014	December 28, 2013
	(millions) (unaudited)
Cash flows from operating activities:
Net income	$578	$623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	219	193
Deferred income tax benefit	(11)	(37)
Equity in losses of equity-method investees	9	7
Non-cash stock-based compensation expense	60	74
Gain on acquisition of Chaps	—	(16)
Excess tax benefits from stock-based compensation arrangements	(7)	(32)
Other non-cash charges, net	(18)	—
Changes in operating assets and liabilities:
Accounts receivable	155	59
Inventories	(240)	(176)
Prepaid expenses and other current assets	(77)	(69)
Accounts payable and accrued liabilities	101	79
Income tax receivables and payables	101	18
Deferred income	(13)	(11)
Other balance sheet changes, net	33	48
Net cash provided by operating activities	890	760
Cash flows from investing activities:
Capital expenditures	(300)	(295)
Purchases of investments	(1,156)	(843)
Proceeds from sales and maturities of investments	940	739
Acquisitions and ventures	(8)	(39)
Change in restricted cash deposits	(1)	(2)
Net cash used in investing activities	(525)	(440)
Cash flows from financing activities:
Proceeds from issuance of short-term debt	2,283	—
Repayments of short-term debt	(2,170)	—
Proceeds from issuance of long-term debt	—	300
Repayments of long-term debt	—	(269)
Payments of capital lease obligations	(17)	(6)
Payments of dividends	(119)	(109)
Repurchases of common stock, including shares surrendered for tax withholdings	(382)	(408)
Proceeds from exercise of stock options	46	46
Excess tax benefits from stock-based compensation arrangements	7	32
Net cash used in financing activities	(352)	(414)
Effect of exchange rate changes on cash and cash equivalents	(47)	2
Net decrease in cash and cash equivalents	(34)	(92)
Cash and cash equivalents at beginning of period	797	974
Cash and cash equivalents at end of period	$763	$882
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
The Company classifies its businesses into three segments: Wholesale, Retail, and Licensing. The Company's wholesale sales are made principally to major department stores and specialty stores around the world. The Company also sells directly to consumers through its integrated retail channel, which includes its retail stores, concession-based shop-within-shops, and e-commerce operations around the world. In addition, the Company licenses to unrelated third parties for specified periods the right to operate retail stores and to use its various trademarks in connection with the manufacture and sale of designated products, such as certain apparel, eyewear, and fragrances.

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
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2015 will end on March 28, 2015 and will be a 52-week period ("Fiscal 2015"). Fiscal year 2014 ended on March 29, 2014 and was also a 52-week period ("Fiscal 2014"). The third quarter of Fiscal 2015 ended on December 27, 2014 and was a 13-week period. The third quarter of Fiscal 2014 ended on December 28, 2013 and was also a 13-week period.

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
Seasonality of Business
The Company's business is typically affected by seasonal trends, with higher levels of wholesale sales in its second and fourth fiscal quarters and higher retail sales in its second and third fiscal quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school, and holiday shopping periods in the Retail segment. In addition, fluctuations in sales, operating income, and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, the Company's operating results and cash flows for the three-month and nine-month periods ended December 27, 2014 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2015.

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
Shipping and Handling Costs
The costs associated with shipping goods to customers are reflected as a component of selling, general, and administrative ("SG&A") expenses in the consolidated statements of income. Shipping costs were approximately $13 million and $32 million during the three-month and nine-month periods ended December 27, 2014, respectively, and $11 million and $28 million during the three-month and nine-month periods ended December 28, 2013, respectively. The costs of preparing merchandise for sale, such as picking, packing, warehousing, and order charges ("handling costs") are also included in SG&A expenses. Handling costs were approximately $49 million and $136 million during the three-month and nine-month periods ended December 27, 2014, respectively, and $48 million and $139 million during the three-month and nine-month periods ended December 28, 2013, respectively. Shipping and handling costs billed to customers are included in revenue.
Net Income per Common Share
Basic net income per common share is computed by dividing net income attributable to common shares by the weighted-average number of common shares outstanding during the period. Weighted-average common shares include shares of the Company's Class A and Class B common stock. Diluted net income per common share adjusts basic net income per common share for the dilutive effects of outstanding stock options, restricted stock, restricted stock units ("RSUs"), and any other potentially dilutive instruments, only in the periods in which such effects are dilutive under the treasury stock method.
The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to shares used to calculate diluted net income per common share as follows:

	Three Months Ended		Nine Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
	(millions)
Basic shares	88.1	90.1	88.5	90.4
Dilutive effect of stock options, restricted stock, and RSUs	0.9	1.7	1.0	2.0
Diluted shares	89.0	91.8	89.5	92.4
All earnings per share amounts have been calculated using unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding RSUs that are issuable only upon the achievement of certain service and/or performance goals. Performance-based RSUs are included in the computation of diluted shares only to the extent that the underlying performance conditions (and any applicable market condition modifiers) (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of December 27, 2014 and December 28, 2013, there were approximately 1.9 million and 1.2 million, respectively, additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based RSUs, which were excluded from the diluted share calculations.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts Receivable
In the normal course of business, the Company extends credit to wholesale customers that satisfy defined credit criteria. Accounts receivable, net is recorded at carrying value, which approximates fair value, and is presented in the Company's consolidated balance sheets net of certain reserves and allowances. These reserves and allowances consist of (i) reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances (see the Revenue Recognition section above for further discussion of related accounting policies) and (ii) allowances for doubtful accounts.
A rollforward of the activity in the Company's reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented below:

	Three Months Ended		Nine Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
	(millions)
Beginning reserve balance	$284	$270	$254	$230
Amount charged against revenue to increase reserve	189	187	558	555
Amount credited against customer accounts to decrease reserve	(206)	(191)	(538)	(523)
Foreign currency translation	(5)	—	(12)	4
Ending reserve balance	$262	$266	$262	$266
An allowance for doubtful accounts is determined through analysis of periodic aging of accounts receivable, assessments of collectability based on an evaluation of historical and anticipated trends, the financial condition of the Company's customers, and an evaluation of the impact of economic conditions, among other factors. The Company's allowance for doubtful accounts was $13 million and $16 million as of December 27, 2014 and March 29, 2014, respectively. The activity in the allowance for doubtful accounts was not material during the three-month and nine-month periods ended December 27, 2014 and December 28, 2013.
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department and specialty stores around the world, and extends credit based on an evaluation of each customer's financial capacity and condition, usually without requiring collateral. In the Company's wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2014, the Company's sales to its largest wholesale customer, Macy's, Inc. ("Macy's"), accounted for approximately 12% of its total net revenues, and the Company's sales to its three largest wholesale customers (including Macy's) represented approximately 25% of total net revenues during Fiscal 2014. As of December 27, 2014, these three key wholesale customers represented approximately 35% of gross accounts receivable.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Inventories
Inventories consist of the following:

	December 27, 2014	March 29, 2014	December 28, 2013
	(millions)
Raw materials	$2	$3	$2
Work-in-process	1	2	1
Finished goods	1,208	1,015	1,114
Total inventories	$1,211	$1,020	$1,117

7.	Property and Equipment
Property and equipment, net consists of the following:

	December 27, 2014	March 29, 2014
	(millions)
Land and improvements	$17	$17
Buildings and improvements	409	183
Furniture and fixtures	706	661
Machinery and equipment	324	245
Capitalized software	381	366
Leasehold improvements	1,195	1,064
Construction in progress	81	312
	3,113	2,848
Less: accumulated depreciation	(1,659)	(1,526)
Property and equipment, net	$1,454	$1,322

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Other Assets and Liabilities
Prepaid expenses and other current assets consist of the following:

	December 27, 2014	March 29, 2014
	(millions)
Other taxes receivable	$86	$77
Derivative financial instruments	51	3
Prepaid rent expense	33	31
Prepaid samples	18	13
Tenant allowances receivable	14	22
Prepaid advertising and marketing	12	9
Restricted cash	5	5
Fixed asset advance	—	19
Other prepaid expenses and current assets	57	45
Total prepaid expenses and other current assets	$276	$224
Other non-current assets consist of the following:

	December 27, 2014	March 29, 2014
	(millions)
Restricted cash	$37	$42
Security deposits	28	27
Derivative financial instruments	26	5
Assets held under deferred compensation arrangements	—	20
Other non-current assets	41	43
Total other non-current assets	$132	$137
Accrued expenses and other current liabilities consist of the following:

	December 27, 2014	March 29, 2014
	(millions)
Accrued operating expenses	$202	$183
Accrued inventory	140	84
Accrued payroll and benefits	132	190
Other taxes payable	112	76
Accrued capital expenditures	82	45
Deferred income	43	41
Dividends payable	39	40
Capital lease obligations	20	16
Other accrued expenses and current liabilities	14	15
Total accrued expenses and other current liabilities	$784	$690

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other non-current liabilities consist of the following:

	December 27, 2014	March 29, 2014
	(millions)
Capital lease obligations	$243	$255
Deferred rent obligations	216	224
Deferred tax liabilities	71	81
Deferred income	25	39
Deferred compensation	9	29
Other non-current liabilities	35	26
Total other non-current liabilities	$599	$654

9.	Restructuring and Other Charges
A description of the Company's restructuring and other activities and related costs is included below.

Fiscal 2015
During the nine months ended December 27, 2014, the Company recorded $7 million of restructuring charges, primarily related to severance and benefit costs associated with its retail and wholesale operations. The related restructuring liability at December 27, 2014 was $3 million, reflecting payments of $4 million to date, and is expected to be settled by the end of the Company's fiscal year 2016.

Fiscal 2014
During Fiscal 2014, the Company recorded $8 million of restructuring charges, $6 million of which were recorded during the nine months ended December 28, 2013. These charges were primarily comprised of severance and benefit costs associated with the restructuring of its corporate operations. At March 29, 2014, the restructuring liability related to these charges was $6 million, which was reduced by payments to $1 million at December 27, 2014.
In addition, in connection with the formation of the Office of the Chairman, the Company entered into employment agreements with certain of its executive officers, which became effective during the three months ended December 28, 2013. As a result of the new employment agreement provisions, the Company recorded $10 million of accelerated stock-based compensation expense during the three months ended December 28, 2013.

10.	Income Taxes
Effective Tax Rate
The Company's effective tax rate, which is calculated by dividing each fiscal period's provision for income taxes by pretax income, was 28.6% and 26.9% for the three-month periods ended December 27, 2014 and December 28, 2013, respectively, and 29.0% for both of the nine-month periods ended December 27, 2014 and December 28, 2013. The effective tax rates for the periods presented were lower than the U.S. federal statutory income tax rate of 35% principally as a result of earnings generated in lower taxed jurisdictions and income tax benefits resulting from legal entity restructuring of certain of the Company's foreign operations during both Fiscal 2015 and Fiscal 2014. The lower effective tax rate for the three-month and nine-month periods ended December 28, 2013 was also favorably impacted by tax reserve reductions associated with the conclusion of a tax examination.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Uncertain Income Tax Benefits
The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. The total amount of unrecognized tax benefits, including interest and penalties, was $112 million and $132 million as of December 27, 2014 and March 29, 2014, respectively, and is included within non-current liability for unrecognized tax benefits in the consolidated balance sheets. The reduction in unrecognized tax benefits, including interest and penalties, primarily related to tax audit settlements of approximately $29 million, approximately $23 million of which related to an audit settlement for the taxable years ended April 2, 2011 and March 31, 2012. No material adjustments were recorded within the Company's provision for income taxes in relation to these settlements.
The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $83 million and $86 million as of December 27, 2014 and March 29, 2014, respectively.
Future Changes in Unrecognized Tax Benefits
The total amount of unrecognized tax benefits relating to the Company's tax positions is subject to change based on future events including, but not limited to, settlements of ongoing tax audits and assessments and the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, the Company does not anticipate that the balance of gross unrecognized tax benefits, excluding interest and penalties, will change significantly during the next twelve months. However, changes in the occurrence, expected outcomes, and timing of such events could cause the Company's current estimate to change materially in the future.
The Company files a consolidated U.S. federal income tax return, as well as tax returns in various state, local, and foreign jurisdictions. The Company is generally no longer subject to examinations by the relevant tax authorities for years prior to fiscal year 2006.

11.	Debt
Debt consists of the following:

	December 27, 2014	March 29, 2014
	(millions)
2.125% Senior Notes due September 26, 2018	$300	$300
Commercial paper notes	113	—
Total debt	413	300
Less: short-term debt	113	—
Total long-term debt	$300	$300
Senior Notes
In September 2013, the Company completed a registered public debt offering and issued $300 million aggregate principal amount of unsecured senior notes due September 26, 2018 (the "Senior Notes") at a price equal to 99.896% of their principal amount. The Senior Notes bear interest at a fixed rate of 2.125%, payable semi-annually. The proceeds from this offering were used for general corporate purposes, including the repayment of the Company's €209 million principal amount previously outstanding of 4.5% Euro-denominated notes, which matured on October 4, 2013.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

into sale and leaseback transactions; consolidate or merge with another party; or sell, lease, or convey all or substantially all of the Company's property or assets to another party. However, the Indenture does not contain any financial covenants.
Commercial Paper
In May 2014, the Company initiated a commercial paper borrowing program (the "Commercial Paper Program") that allows it to issue up to $300 million of unsecured commercial paper notes through private placement using third-party broker-dealers. Borrowings under the Commercial Paper Program are supported by the Global Credit Facility, as defined below, and may be used to support the Company's general working capital and corporate needs. Maturities of commercial paper notes vary, but cannot exceed 397 days from the date of issuance. Commercial paper notes issued under the Commercial Paper Program rank equally with the Company's other unsecured indebtedness. As of December 27, 2014, the Company had $113 million in borrowings outstanding under its Commercial Paper Program, with a weighted-average annual interest rate of 0.32% and a weighted-average remaining term of 27 days.
Revolving Credit Facilities
Global Credit Facility
The Company has a credit facility that provides for a $500 million senior unsecured revolving line of credit through March 2016 (the "Global Credit Facility"), and is also used to support the issuance of letters of credit and the maintenance of the Commercial Paper Program. Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and other currencies, including Euros, Hong Kong Dollars, and Japanese Yen. The Company has the ability to expand its borrowing availability under the Global Credit Facility to $750 million, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. As of December 27, 2014, there were no borrowings outstanding under the Global Credit Facility and the Company was contingently liable for $7 million of outstanding letters of credit.
The Global Credit Facility contains a number of covenants that, among other things, restrict the Company's ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make certain investments. The Global Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the "leverage ratio") of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus eight times consolidated rent expense for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, and (iv) consolidated rent expense. As of December 27, 2014, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company's Global Credit Facility.
Domestic Credit Facility
In August 2014, the Company entered into an uncommitted credit facility (the "Domestic Credit Facility") with Santander Bank, N.A. ("Santander"), which provides for a revolving line of credit up to $100 million through August 2015. Borrowings under the Domestic Credit Facility are granted at the sole discretion of Santander, subject to availability of its funds, and bear interest at a rate equal to the London Interbank Offered Rate plus a spread determined by Santander at the time of borrowing. The Domestic Credit Facility does not contain any financial covenants. As of December 27, 2014, there were no borrowings outstanding under the Domestic Credit Facility.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's Pan-Asia Credit Facilities, by country, are as follows:

•
China Credit Facility — provides Ralph Lauren Trading (Shanghai) Co., Ltd. with a revolving line of credit of up to 100 million Chinese Renminbi (approximately $16 million) through April 8, 2015, and may also be used to support bank guarantees. As of December 27, 2014, bank guarantees of 12 million Chinese Renminbi (approximately $2 million) were supported by this facility.

•	Malaysia Credit Facility — provides Ralph Lauren (Malaysia) Sdn Bhd with a revolving line of credit of up to 16 million Malaysian Ringgit (approximately $5 million) through September 30, 2015.

•	South Korea Credit Facility — provides Ralph Lauren (Korea) Ltd. with a revolving line of credit of up to 11 billion South Korean Won (approximately $10 million) through October 31, 2015.

•
Taiwan Credit Facility — provides Ralph Lauren (Hong Kong) Retail Company Ltd., Taiwan Branch with a revolving line of credit of up to 59 million New Taiwan Dollars (approximately $2 million) through October 15, 2015.

As of December 27, 2014, there were no borrowings outstanding under any of the Pan-Asia Credit Facilities.
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

•	Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company's financial assets and liabilities that are measured and recorded at fair value on a recurring basis:

	December 27, 2014	March 29, 2014
	(millions)
Financial assets recorded at fair value:
Government bonds(a)	$—	$1
Other available-for-sale investments(b)	—	2
Derivative financial instruments(b)	77	8
Total	$77	$11
Financial liabilities recorded at fair value:
Derivative financial instruments(b)	$8	$7
Total	$8	$7

(a)	Based on Level 1 measurements.

(b)	Based on Level 2 measurements.
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
The Company's debt instruments are recorded at their carrying values in its consolidated balance sheets, which may differ from their respective fair values. The carrying values of the Company's Senior Notes and commercial paper notes reflect their face amount, adjusted for any unamortized discount, which is not material. The fair value of the Senior Notes is estimated based on external pricing data, including available quoted market prices, and with reference to comparable debt instruments with similar interest rates, credit ratings, and trading frequency, among other factors. The fair values of notes issued under the Commercial Paper Program are estimated using external pricing data, based on interest rates and credit ratings for similar issuances with the same remaining term as the Company's outstanding borrowings. Due to their short-term nature, the fair value of commercial paper notes outstanding at December 27, 2014 approximates their carrying value.
The following table summarizes the carrying values and the estimated fair values of the Company's debt instruments:

	December 27, 2014		March 29, 2014
	Carrying Value	Fair Value(a)	Carrying Value	Fair Value(a)
	(millions)
2.125% Senior Notes	$300	$300	$300	$300
Commercial paper notes	113	113	N/A	N/A

(a)	Based on Level 2 measurements.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unrealized gains or losses on the Company's debt do not result in the realization or expenditure of cash, unless the debt is retired prior to its maturity.
Non-financial Assets and Liabilities
The Company's non-financial assets, which primarily consist of goodwill, other intangible assets, and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis or whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering external market participant assumptions. There were no material impairment charges recorded during either of the nine-month periods ended December 27, 2014 or December 28, 2013.
No goodwill impairment charges were recorded during either of the nine-month periods ended December 27, 2014 or December 28, 2013. The Company performed its annual goodwill impairment assessment as of the beginning of the second quarter of Fiscal 2015 using a quantitative approach. Based on the results of the impairment assessment performed as of June 29, 2014, the Company concluded that the fair values of its reporting units significantly exceeded their respective carrying values, and there are no reporting units at risk of impairment.

13.	Financial Instruments
Derivative Financial Instruments
The Company is exposed to changes in foreign currency exchange rates, primarily relating to certain anticipated cash flows of its international operations. Consequently, the Company uses derivative financial instruments to manage and mitigate such risks. The Company does not enter into derivative transactions for speculative or trading purposes.
The following table summarizes the Company's outstanding derivative instruments on a gross basis as recorded in its consolidated balance sheets as of December 27, 2014 and March 29, 2014:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	December 27, 2014	March 29, 2014	December 27, 2014		March 29, 2014		December 27, 2014		March 29, 2014
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Inventory purchases	$398	$476	(c)	$33	(d)	$2	AE	$3	AE	$5
FC — Other(e)	130	223	PP	12	—	—	AE	1	AE	2
Total Designated Hedges	$528	$699		$45		$2		$4		$7
Undesignated Hedges:
FC — Other(f)	$468	$280	(g)	$32	(h)	$6	AE	$4	—	$—
Total Hedges	$996	$979		$77		$8		$8		$7

(a)	FC = Forward foreign currency exchange contracts.

(b)	PP = Prepaid expenses and other current assets; AE = Accrued expenses and other current liabilities.

(c)	$30 million included within prepaid expenses and other current assets and $3 million included within other non-current assets.

(d)	$1 million included within prepaid expenses and other current assets and $1 million included within other non-current assets.

(e)	Primarily includes designated hedges of foreign currency-denominated intercompany royalty payments, marketing contributions, and other operational exposures.

(f)	Primarily includes undesignated hedges of foreign currency-denominated intercompany loans.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(g)	$9 million included within prepaid expenses and other current assets and $23 million included within other non-current assets.

(h)	$2 million included within prepaid expenses and other current assets and $4 million included within other non-current assets.
The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheets on a gross basis, even though they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its forward foreign currency exchange contracts on a net basis in accordance with the terms of each of its master netting arrangements, spread across eight separate counterparties, the amounts presented in the consolidated balance sheets as of December 27, 2014 and March 29, 2014 would be adjusted from the current gross presentation as detailed in the following table:

	December 27, 2014			March 29, 2014
Derivative Instrument	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount
	(millions)
FC — Derivative assets	$77	$(7)	$70	$8	$(1)	$7
FC — Derivative liabilities	$8	$(7)	$1	$7	$(1)	$6
The Company's master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties. Refer to Note 3 for further discussion of the Company's master netting arrangements.
The following tables summarize the pretax impact of the effective portion of gains and losses from the Company's derivative instruments on its unaudited interim consolidated financial statements for the three-month and nine-month periods ended December 27, 2014 and December 28, 2013:

	Gains (Losses) Recognized in OCI
	Three Months Ended		Nine Months Ended
Derivative Instrument	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
		(millions)
Designated Cash Flow Hedges:
FC — Inventory purchases	$11	$(4)	$33	$(12)
FC — Other	12	3	21	2
Total Designated Hedges	$23	$(1)	$54	$(10)

	Gains (Losses) Reclassified from AOCI to Earnings				Location of Gains (Losses) Reclassified from AOCI to Earnings
	Three Months Ended		Nine Months Ended
Derivative Instrument	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
		(millions)
Designated Cash Flow Hedges:
FC — Inventory purchases	$—	$3	$(2)	$9	Cost of goods sold
FC — Other	11	1	16	—	Foreign currency gains (losses)
	$11	$4	$14	$9
During the nine months ended December 28, 2013, the Company also recorded a foreign currency gain of $2 million associated with the discontinuance of certain cash flow hedges, as the related forecasted transactions were no longer probable of occurring.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 27, 2014, it is expected that approximately $33 million of net gains deferred in AOCI related to derivative financial instruments will be recognized in earnings over the next twelve months. No material gains or losses relating to ineffective hedges were recognized during any of the fiscal periods presented.
The following table summarizes the impact of gains and losses from the Company's undesignated hedge contracts on its unaudited interim consolidated financial statements for the three-month and nine-month periods ended December 27, 2014 and December 28, 2013:

	Gains (Losses) Recognized in Earnings				Location of Gains (Losses) Recognized in Earnings
	Three Months Ended		Nine Months Ended
Derivative Instrument	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
	(millions)
Undesignated Hedges:
FC — Other	$18	$3	$24	$21	Foreign currency gains (losses)
Total Undesignated Hedges	$18	$3	$24	$21
Risk Management Strategies
The Company primarily enters into forward foreign currency exchange contracts as hedges to reduce its risk from exchange rate fluctuations on inventory transactions made in an entity's non-functional currency, intercompany royalty payments made by certain of its international operations, intercompany contributions to fund certain marketing efforts of its international operations, and other foreign currency-denominated operational and intercompany cash flows. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily to changes in the value of the Euro, the Japanese Yen, the South Korean Won, the Australian Dollar, the Canadian Dollar, the British Pound Sterling, and the Hong Kong Dollar, the Company hedges a portion of its foreign currency exposures anticipated over a two-year period. In doing so, the Company uses foreign currency exchange forward contracts that generally have maturities of two months to two years to provide continuing coverage throughout the hedging period.
See Note 3 for further discussion of the Company's accounting policies relating to its derivative financial instruments.
Investments
The following table summarizes the Company's short-term and non-current investments recorded in its consolidated balance sheets as of December 27, 2014 and March 29, 2014:

	December 27, 2014			March 29, 2014
Type of Investment	Short-term	Non-current	Total	Short-term	Non-current	Total
			(millions)
Available-for-Sale:
Government bonds	$—	$—	$—	$1	$—	$1
Other	—	—	—	—	2	2
Total available-for-sale investments	$—	$—	$—	$1	$2	$3
Other:
Time deposits	$644	$—	$644	$487	$—	$487
Total Investments	$644	$—	$644	$488	$2	$490
No significant realized or unrealized gains or losses on available-for-sale investments or other-than-temporary impairment charges were recorded during the three-month and nine-month periods ended December 27, 2014 and December 28, 2013. Refer to Note 16 for further detail.
See Note 3 to the Fiscal 2014 10-K for further discussion of the Company's accounting policies relating to its investments.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Commitments and Contingencies
Lease Obligations
During the first quarter of Fiscal 2015, the Company entered into a lease for a new domestic distribution facility in North Carolina to support its future business growth. The initial lease term is approximately 15 years, with optional renewal periods and a purchase option. The Company's total commitment relating to this lease is approximately $56 million, with minimum lease payments of approximately $2 million due in the Company's fiscal year 2016, $3 million due each year from the Company's fiscal years 2017 through 2019, and aggregate minimum lease payments of $45 million for the Company's fiscal years 2020 through 2031. The Company expects to take possession of this property during the second quarter of its fiscal year 2016.
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

In October 2014, the Company filed an appeal of the pre-assessment notice in accordance with the standard procedures established by the relevant customs authorities. Subsequent to the filing of the Company's appeal of the pre-assessment notice, the review committee instructed the customs officials to reconsider their assertion of the alternative duty method and conduct a re-audit to evaluate the facts and circumstances noted in the pre-assessment notice. If the Company is unsuccessful in its appeals, it may further appeal this decision within the Courts. At this time, while the Company believes that the customs officials' claims are not meritorious and that the Company will ultimately prevail, the outcome of the appeals process and potential court proceedings is subject to risk and uncertainty and the ultimate resolution of this examination in favor of the customs authority could have a material adverse effect on the Company's financial condition, results of operations, and cash flows.
Wathne Imports Litigation
On September 13, 2005, Wathne Imports, Ltd. ("Wathne"), the Company's former domestic licensee for luggage and handbags, filed suit against the Company and Mr. Ralph Lauren, its Chairman and Chief Executive Officer, in the Supreme Court of the State of New York, County of New York alleging, among other things, that the Company breached a 1999 License Agreement and Design Services Agreement with Wathne and had engaged in deceptive trade practices, fraud, and negligent misrepresentation. The complaint originally sought, among other things, injunctive relief, compensatory damages in excess of $250 million, and punitive damages in excess of $750 million. The Court partially granted the Company's motion to dismiss and dismissed five out of Wathne's six causes of action. The Court also denied Wathne's two motions for a preliminary injunction against the production and sale of certain handbags. On April 11, 2008, the Court partially granted the Company's motion for summary judgment and dismissed most of the remaining claims. Wathne appealed and on June 9, 2009, the Appellate Division largely affirmed. As a result, Wathne's principal remaining claims are that the Company violated the License Agreement by discontinuing the Polo Sport trademark on handbags without providing a replacement mark, that it usurped Wathne's right to manufacture and sell certain high-end handbags under the Ralph Lauren trademark, and that it deceived Wathne into giving up its right to manufacture and sell certain children's backpacks.
Wathne filed a note of issue on April 21, 2011, certifying that the case was ready for trial. Wathne has since sought to expand the factual issues in dispute and raise other complaints. The Company has thus far succeeded in court in defeating those efforts. The Company also filed several pre-trial motions to exclude various parts of Wathne's damages evidence. Currently pending is an appeal of the trial Court's decision to prevent Wathne's CEO from testifying about her alleged lost profits related to the Ralph Lauren trademark.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On January 7, 2015, the Court granted the Company's motion to strike Wathne's jury demand. Pending any appeal by Wathne, this case will now be tried by a judge and the parties have a pre-trial conference scheduled. No trial date has been set and the Company will continue to vigorously contest the remaining claims and dispute any alleged damages. Management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company's consolidated financial statements.
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

15.	Equity
Summary of Changes in Equity
A reconciliation of the beginning and ending amounts of equity is presented below:

	Nine Months Ended
	December 27, 2014	December 28, 2013
	(millions)
Balance at beginning of period	$4,034	$3,785
Comprehensive income	442	633
Dividends declared	(118)	(113)
Repurchases of common stock, including shares surrendered for tax withholdings	(382)	(408)
Stock-based compensation	60	74
Shares issued and tax benefits recognized pursuant to stock-based compensation arrangements	53	78
Conversion of stock-based compensation awards	(14)	(15)
Balance at end of period	$4,075	$4,034
Class B Common Stock Conversion
During the nine months ended December 27, 2014, the Lauren Family, L.L.C., a limited liability company managed by the children of Mr. Ralph Lauren, converted 1.0 million shares of Class B common stock into an equal number of shares of Class A common stock pursuant to the terms of the security, which were subsequently sold on the open market as part of a pre-determined, systematic trading plan. These transactions resulted in a reclassification within equity and had no effect on the Company's consolidated balance sheets.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Stock Repurchase Program
A summary of the Company's repurchases of Class A common stock under its common stock repurchase program is presented below:

	Nine Months Ended
	December 27, 2014	December 28, 2013
	(millions)
Cost of shares repurchased	$350	$398	(a)
Number of shares repurchased	2.1	2.2	(a)

(a)
Includes two separate $50 million prepayments made in March 2013 and June 2013 pursuant to share repurchase programs with third-party financial institutions, in exchange for the right to receive shares of the Company's Class A common stock at the conclusion of each of the 93-day repurchase terms, which resulted in a delivery of 0.6 million shares during the nine months ended December 28, 2013, based on the volume-weighted average market price of the Company's Class A common stock over the programs' respective 93-day repurchase terms, less a discount.

As of December 27, 2014, the remaining availability under the Company's Class A common stock repurchase program was approximately $230 million. Repurchases of shares of Class A common stock are subject to overall business and market conditions.
In addition, during the nine-month periods ended December 27, 2014 and December 28, 2013, 0.2 million and 0.4 million shares of Class A common stock at a cost of $32 million and $60 million, respectively, were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company's 1997 Long-Term Stock Incentive Plan, as amended (the "1997 Incentive Plan"), and its Amended and Restated 2010 Long-Term Stock Incentive Plan (the "2010 Incentive Plan").
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.
Dividends
Since 2003, the Company has maintained a regular quarterly cash dividend program on its common stock. On November 5, 2013, the Company's Board of Directors approved an increase to the Company's quarterly cash dividend on its common stock from $0.40 per share to $0.45 per share. The third quarter Fiscal 2015 dividend of $0.45 per share was declared on December 11, 2014, was payable to stockholders of record at the close of business on December 26, 2014, and was paid on January 9, 2015. Dividends paid amounted to $119 million and $109 million during the nine-month periods ended December 27, 2014 and December 28, 2013, respectively.
On February 3, 2015, the Company's Board of Directors approved an additional increase to the Company's quarterly cash dividend on its common stock from $0.45 per share to $0.50 per share.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Accumulated Other Comprehensive Income
The following table presents other comprehensive income (loss) ("OCI") activity, net of tax, which is accumulated in equity:

	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Derivative Financial Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) on Defined Benefit Plans	Total Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at March 30, 2013	$73	$23	$5	$(7)	$94
Other comprehensive income (loss), net of tax:
OCI before reclassifications(a)	42	(20)	(4)	—	18
Amounts reclassified from AOCI to earnings	—	(7)	(1)	—	(8)
Other comprehensive income (loss), net of tax	42	(27)	(5)	—	10
Balance at December 28, 2013	$115	$(4)	$—	$(7)	$104

Balance at March 29, 2014	$125	$(4)	$—	$(7)	$114
Other comprehensive income (loss), net of tax:
OCI before reclassifications(a)	(174)	48	—	1	(125)
Amounts reclassified from AOCI to earnings	—	(11)	—	—	(11)
Other comprehensive income (loss), net of tax	(174)	37	—	1	(136)
Balance at December 27, 2014	$(49)	$33	$—	$(6)	$(22)

(a)
Amounts are presented net of taxes. Foreign currency translation gains (losses) are net of a $2 million income tax benefit for the nine months ended December 27, 2014, and are net of a $2 million provision for income taxes for the nine months ended December 28, 2013. The net unrealized gain on derivative financial instruments for the nine months ended December 27, 2014 is net of a $6 million provision for income taxes. The tax effects relating to all other components of OCI before reclassification are immaterial for the periods presented.

The following table presents reclassifications from AOCI to earnings for derivative financial instruments, by component:

	Three Months Ended		Nine Months Ended		Location of Gains (Losses) Reclassified from AOCI to Earnings
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
	(millions)
Gains (losses) on derivative financial instruments(a):
FC — Inventory purchases	$—	$3	$(2)	$9	Cost of goods sold
FC — Other	11	1	16	—	Foreign currency gains (losses)
Tax effect	(3)	(1)	(3)	(2)	Provision for income taxes
Net of tax	$8	$3	$11	$7

(a)	FC = Forward foreign currency exchange contracts.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Stock-based Compensation
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
Impact on Results
A summary of the total compensation expense and the associated income tax benefits recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended			Nine Months Ended
	December 27, 2014	December 28, 2013		December 27, 2014	December 28, 2013
	(millions)
Compensation expense	$18	$31	(a)	$60	$74	(a)
Income tax benefit	$(7)	$(11)		$(23)	$(27)

(a)
Includes approximately $10 million of accelerated stock-based compensation expense recorded within restructuring and other charges in the Company's unaudited interim consolidated statements of income during the three-month and nine-month periods ended December 28, 2013 (see Note 9). All other stock-based compensation expense is recorded within SG&A expenses.

The Company issues its annual grants of stock-based compensation awards in the first half of each fiscal year. Due to the timing of the annual grants and other factors, stock-based compensation expense recognized during the three-month and nine-month periods ended December 27, 2014 is not indicative of the level of compensation expense expected to be incurred for the full Fiscal 2015.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted, which requires the input of both subjective and objective assumptions. The Company develops its assumptions by analyzing the historical exercise behavior of employees and nonemployee directors. The Company's weighted average assumptions used to estimate the fair value of stock options granted during the nine months ended December 27, 2014 and December 28, 2013 were as follows:

	Nine Months Ended
	December 27, 2014	December 28, 2013
Expected term (years)	4.2	4.2
Expected volatility	30.2%	33.1%
Expected dividend yield	1.10%	0.98%
Risk-free interest rate	1.4%	1.1%
Weighted-average option grant date fair value	$37.91	$46.37
A summary of stock option activity for the nine months ended December 27, 2014 is as follows:

Number of Options
(thousands)
Options outstanding at March 29, 2014	3,026
Granted	852
Exercised	(490)
Cancelled/Forfeited	(102)
Options outstanding at December 27, 2014	3,286
Service-based RSUs and Restricted Stock Awards
The fair values of restricted stock awards granted to non-employee directors are determined based on the fair value of the Company's Class A common stock on the date of grant. The weighted-average grant date fair values of restricted stock awards granted, which entitle holders to receive cash dividends in connection with the payments of dividends on the Company's Class A common stock, were $162.36 and $164.76 per share during the nine-month periods ended December 27, 2014 and December 28, 2013, respectively. The weighted-average grant date fair value of service-based RSUs granted, which are not entitled to dividends, was $167.26 per share during the nine-month period ended December 27, 2014.
A summary of restricted stock and service-based RSU activity during the nine months ended December 27, 2014 is as follows:

	Number of Shares
	Restricted Stock	Service-based RSUs
	(thousands)
Nonvested at March 29, 2014	5	7
Granted	3	24
Vested	(3)	(3)
Nonvested at December 27, 2014	5	28

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance-based RSUs
The fair value of the Company's performance-based RSUs that are not subject to a market condition in the form of a total shareholder return ("TSR") modifier is based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for those securities that are not entitled to dividend equivalents. The fair value of the Company's performance-based RSUs with a TSR modifier is determined on the date of grant using a Monte Carlo simulation valuation model. This pricing model uses multiple simulations to evaluate the probability of the Company achieving various stock price levels to determine its expected TSR performance ranking. The weighted average assumptions used to estimate the fair value of performance-based RSUs with a TSR modifier granted during the nine-month periods ended December 27, 2014 and December 28, 2013 were as follows:

	Nine Months Ended
	December 27, 2014	December 28, 2013
Expected term (years)	3.0	2.9
Expected volatility	29.8%	32.6%
Expected dividend yield	1.09%	0.98%
Risk-free interest rate	0.9%	0.4%
Weighted-average grant date fair value per share	$169.47	$169.14
The weighted-average grant date fair values of performance-based RSUs that do not contain a TSR modifier granted during the nine-month periods ended December 27, 2014 and December 28, 2013 were $157.10 and $172.55 per share, respectively.
A summary of performance-based RSU activity during the nine months ended December 27, 2014 is as follows:

	Number of Shares
	Performance-based RSUs — without TSR Modifier	Performance-based RSUs — with TSR Modifier
	(thousands)
Nonvested at March 29, 2014	798	145
Granted	303	79
Change due to performance/market conditions achievement	83	—
Vested	(422)	—
Forfeited	(55)	(9)
Nonvested at December 27, 2014	707	215

18.	Segment Information
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
Net revenues and operating income for each of the Company's reportable segments are as follows:

	Three Months Ended		Nine Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
	(millions)
Net revenues:
Wholesale	$837	$840	$2,488	$2,503
Retail	1,149	1,130	3,115	2,953
Licensing	47	45	132	127
Total net revenues	$2,033	$2,015	$5,735	$5,583

	Three Months Ended		Nine Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
	(millions)
Operating income:
Wholesale	$207	$217	$634	$667
Retail	194	221	499	521
Licensing	42	40	120	115
	443	478	1,253	1,303
Unallocated corporate expenses	(127)	(130)	(401)	(398)
Gain on acquisition of Chaps(a)	—	—	—	16
Unallocated restructuring and other charges(b)	(1)	(14)	(7)	(16)
Total operating income	$315	$334	$845	$905

(a)	See Note 5 for further discussion of the gain on acquisition of Chaps.

(b)	The fiscal periods presented include certain unallocated restructuring and other charges (see Note 9), which are detailed below:

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Nine Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
	(millions)
Restructuring charges, net:
Wholesale-related	$—	$—	$(3)	$—
Retail-related	(1)	—	(4)	—
Corporate operations-related	—	(4)	—	(6)
Unallocated restructuring charges, net	$(1)	$(4)	$(7)	$(6)
Other charges (see Note 9)	—	(10)	—	(10)
Unallocated restructuring and other charges	$(1)	$(14)	$(7)	$(16)
Depreciation and amortization expense for the Company's reportable segments is as follows:

	Three Months Ended		Nine Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
	(millions)
Depreciation and amortization:
Wholesale	$17	$16	$51	$49
Retail	42	33	113	93
Unallocated corporate expenses	19	18	55	51
Total depreciation and amortization	$78	$67	$219	$193
Net revenues by geographic location of the reporting subsidiary are as follows:

	Three Months Ended		Nine Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
	(millions)
Net revenues(a):
The Americas(b)	$1,390	$1,386	$3,838	$3,836
Europe	409	395	1,221	1,120
Asia(c)	234	234	676	627
Total net revenues	$2,033	$2,015	$5,735	$5,583

(a)	Net revenues for certain of the Company's licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.

(b)
Includes the U.S., Canada, and Latin America. Net revenues earned in the U.S. were $1.317 billion and $3.647 billion during the three-month and nine-month periods ended December 27, 2014, respectively, and $1.320 billion and $3.656 billion during the three-month and nine-month periods ended December 28, 2013, respectively.

(c)	Also includes Australia and New Zealand.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.	Additional Financial Information
Cash Interest and Taxes
Cash paid for interest and income taxes is as follows:

	Three Months Ended		Nine Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
	(millions)
Cash paid for interest	$3	$13	$10	$15
Cash paid for income taxes	$28	$60	$204	$228
Non-cash Transactions
Non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amount of $82 million and $51 million for the nine-month periods ended December 27, 2014 and December 28, 2013, respectively. In addition, non-cash investing activities for the nine months ended December 27, 2014 included the capitalization of a fixed asset, for which a $19 million non-binding advance payment was made during Fiscal 2014 and recorded within prepaid expenses and other current assets as of March 29, 2014.
Non-cash activities during the nine months ended December 28, 2013 also included the $16 million gain recorded in connection with the Chaps Menswear License Acquisition in April 2013 (see Note 5).
Non-cash financing activities included the conversion of 1.0 million shares of Class B common stock into an equal number of shares of Class A common stock during the nine months ended December 27, 2014, as further described in Note 15.
There were no other significant non-cash investing or financing activities for any of the periods presented.

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
In this Form 10-Q, references to "Ralph Lauren," "ourselves," "we," "our," "us," and the "Company" refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2015 will end on March 28, 2015 and will be a 52-week period ("Fiscal 2015"). Fiscal year 2014 ended on March 29, 2014 and was also a 52-week period ("Fiscal 2014"). The third quarter of Fiscal 2015 ended on December 27, 2014 and was a 13-week period. The third quarter of Fiscal 2014 ended on December 28, 2013 and was also a 13-week period.
INTRODUCTION
Management's discussion and analysis of results of operations and financial condition ("MD&A") is provided as a supplement to the accompanying unaudited interim consolidated financial statements and footnotes to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:

•
Overview.    This section provides a general description of our business, current trends and outlook, and a summary of our financial performance for the three-month and nine-month periods ended December 27, 2014. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•
Results of operations.    This section provides an analysis of our results of operations for the three-month and nine-month periods ended December 27, 2014 compared to the three-month and nine-month periods ended December 28, 2013.

•
Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of December 27, 2014, which includes (i) an analysis of our financial condition compared to the prior fiscal year-end; (ii) an analysis of changes in our cash flows for the nine-month period ended December 27, 2014 compared to the nine-month period ended December 28, 2013; (iii) an analysis of our liquidity, including common stock repurchases, payments of dividends, our outstanding debt and covenant compliance, and the availability under our credit facilities and our commercial paper program; and (iv) any material changes in our contractual and other obligations since March 29, 2014.

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
We classify our businesses into three segments: Wholesale, Retail, and Licensing. Our Wholesale business, which represented approximately 47% of our Fiscal 2014 net revenues, consists of sales made principally to major department stores and specialty stores around the world. Our Retail business, which represented approximately 51% of our Fiscal 2014 net revenues, consists of sales made directly to consumers through our integrated retail channel, which includes our retail stores, concession-based shop-within-shops, and e-commerce operations around the world. Our Licensing business, which represented approximately 2% of our Fiscal 2014 net revenues, consists of royalty-based arrangements under which we license to unrelated third parties for specified periods the right to operate retail stores and to use our various trademarks in connection with the manufacture and sale of designated products, such as certain apparel, eyewear, and fragrances. Approximately 36% of our Fiscal 2014 net revenues were earned outside of the U.S.
Our business is typically affected by seasonal trends, with higher levels of wholesale sales in our second and fourth fiscal quarters and higher retail sales in our second and third fiscal quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school, and holiday shopping periods impacting our Retail segment. In addition, fluctuations in net sales, operating income, and cash flows in any fiscal quarter may be affected by other events impacting retail sales, such as changes in weather patterns. Accordingly, our operating results and cash flows for the three-month and nine-month periods ended December 27, 2014 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2015.
Current Trends and Outlook
The global economy continues to be in a state of uncertainty, with certain regions of the world currently outperforming others. While the U.S. economy has shown signs of improvement driven by falling unemployment, lower oil prices, and continued low interest rates, economies in certain parts of Europe and Asia have slowed considerably, evidenced by softening business sentiment, lower rates of growth, foreign exchange volatility, and the threat of deflation. Additionally, certain worldwide events, including political unrest in various parts of the world, have added uncertainty and have had an impact on consumer travel and spending. The retail industry was particularly challenged in 2014, with trends likely to continue into 2015. While certain geographic regions are withstanding these pressures better than others, the level of spending on discretionary items remains constrained due to this continued economic uncertainty. Consumer retail traffic remains relatively weak and inconsistent, which has led to increased competition and a desire to offset traffic declines with increased levels of conversion. Certain of our operations have experienced and have been impacted by these dynamics, with variations across the geographic regions and businesses in which we operate.
If the economic uncertainty and challenging industry trends continue or worsen, the constrained level of worldwide consumer spending and modified consumption behavior may continue to have a negative effect on our sales, inventory levels, and operating margin for the remainder of Fiscal 2015 and potentially beyond. Furthermore, our results are expected to continue to be negatively impacted by the current unfavorable exchange rates and continued unfavorable foreign exchange fluctuations. Despite these challenges, we remain optimistic about our future growth prospects and continue to invest in our longer-term growth initiatives, while continually monitoring macroeconomic risks and remaining focused on disciplined expense management. Although we continue to expect that the dilutive effects of investments that we are making in our business will outpace our sales growth in the near-term, we expect that these initiatives will create longer-term shareholder value. We will continue to monitor these risks and evaluate and adjust our operating strategies and cost management opportunities to mitigate the related impact on our results of operations, while remaining focused on the long-term growth of our business and protecting the value of our brand.
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A — "Risk Factors" in our Fiscal 2014 10-K.

Summary of Financial Performance
Operating Results
During the three months ended December 27, 2014, we reported net revenues of $2.033 billion, net income of $215 million, and net income per diluted share of $2.41, as compared to net revenues of $2.015 billion, net income of $237 million, and net income per diluted share of $2.57 during the three months ended December 28, 2013. During the nine months ended December 27, 2014, we reported net revenues of $5.735 billion, net income of $578 million, and net income per diluted share of $6.46, as compared to net revenues of $5.583 billion, net income of $623 million, and net income per diluted share of $6.74 during the nine months ended December 28, 2013.
Our operating performance for the three-month and nine-month periods ended December 27, 2014 reflected revenue growth of 0.9% and 2.7%, respectively, on a reported basis, and 3.3% and 3.2%, respectively, on a constant currency basis, as defined within "Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition" below. The net revenues increase for the three-month and nine-month periods ended December 27, 2014 reflected higher revenues from our retail businesses across all major geographies and from our European wholesale business, partially offset by lower net revenues from our domestic wholesale business and net unfavorable foreign currency effects. The revenue growth for the nine months ended December 27, 2014 also reflected an incremental three months of revenues from the previously licensed Australia and New Zealand Business acquired in July 2013 (see "Recent Developments" below for further discussion). Our gross margin percentage declined by 120 basis points to 57.0% during the three months ended December 27, 2014 and declined by 30 basis points to 58.1% during the nine months ended December 27, 2014, primarily attributable to a more promotional retail environment, as well as a less favorable product mix within our domestic wholesale business. Selling, general, and administrative ("SG&A") expenses increased during the three-month and nine-month periods ended December 27, 2014 due to increased investments in our stores, facilities, and infrastructure consistent with our longer-term initiatives. In addition, the nine months ended December 27, 2014 included an incremental three months of operating expenses attributable to the Australia and New Zealand Business. During the nine months ended December 28, 2013, we recorded a $16 million gain relating to our acquisition of the Chaps Menswear Business, as defined within "Recent Developments" below.
Net income declined by $22 million during the three months ended December 27, 2014, as compared to the three months ended December 28, 2013, primarily due to a $19 million decrease in operating income. During the nine months ended December 27, 2014, net income declined by $45 million as compared to the nine months ended December 28, 2013, primarily due to a $60 million decrease in operating income, partially offset by an $18 million decline in our provision for income taxes. The lower income tax provision for the nine months ended December 27, 2014 was primarily driven by lower pretax income.
Net income per diluted share declined during the three-month and nine-month periods ended December 27, 2014 due to lower net income, partially offset by lower weighted-average diluted shares outstanding. The declines in the weighted-average diluted shares outstanding were primarily driven by our share repurchases over the last twelve months.
Financial Condition and Liquidity
We ended the third quarter of Fiscal 2015 in a net cash and investments position (cash and cash equivalents plus short-term and non-current investments, less total debt) of $994 million, compared to $987 million as of the end of Fiscal 2014. The increase in our net cash and investments position was primarily due to our operating cash flows of $890 million, partially offset by our use of cash to support Class A common stock repurchases of $382 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, capital expenditures of $300 million, dividend payments of $119 million, and negative foreign currency impacts of $47 million.
We generated $890 million of cash from operations during the nine months ended December 27, 2014, compared to $760 million during the nine months ended December 28, 2013. The increase in operating cash flows primarily relates to the net favorable change related to our operating assets and liabilities, including working capital, as well as an increase in net income before non-cash items during the nine months ended December 27, 2014, compared to the prior fiscal year period.
Our equity increased to $4.075 billion as of December 27, 2014 from $4.034 billion as of March 29, 2014, primarily due to our comprehensive income and the net impact of stock-based compensation arrangements, partially offset by our Class A common stock repurchases and dividends declared during the nine months ended December 27, 2014.

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
Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition
The comparability of our operating results for the three-month and nine-month periods ended December 27, 2014 and December 28, 2013 has been affected by certain events, including:

•
pretax restructuring and other charges of $1 million and $7 million recorded during the three-month and nine-month periods ended December 27, 2014, respectively. On a comparative basis, restructuring and other charges during the three-month and nine-month periods ended December 28, 2013 were $14 million and $16 million, respectively, which included $10 million in accelerated stock-based compensation expense recorded during the three months ended December 28, 2013 (see Note 9 to the accompanying unaudited interim consolidated financial statements);

•
our acquisitions of previously licensed businesses, including the Chaps Menswear License Acquisition in April 2013, which resulted in a $16 million gain recorded during the first quarter of Fiscal 2014, and the Australia and New Zealand Licensed Operations Acquisition in July 2013 (see Note 5 to the accompanying unaudited interim consolidated financial statements); and

•	a discrete income tax benefit of $10 million recognized within our provision for income taxes during the three months ended December 28, 2013 in connection with the settlement of a tax examination.
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

RESULTS OF OPERATIONS
Three Months Ended December 27, 2014 Compared to Three Months Ended December 28, 2013
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	December 27, 2014	December 28, 2013	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$2,033	$2,015	$18	0.9%
Cost of goods sold(a)	(874)	(843)	(31)	3.9%
Gross profit	1,159	1,172	(13)	(1.2%)
Gross profit as % of net revenues	57.0%	58.2%		(120 bps)
Selling, general, and administrative expenses(a)	(837)	(815)	(22)	2.7%
SG&A expenses as % of net revenues	41.2%	40.5%		70 bps
Amortization of intangible assets	(6)	(9)	3	(34.8)%
Restructuring and other charges	(1)	(14)	13	NM
Operating income	315	334	(19)	(5.8)%
Operating income as % of net revenues	15.5%	16.6%		(110 bps)
Foreign currency losses	(8)	(4)	(4)	73.7%
Interest expense	(3)	(4)	1	(9.8)%
Interest and other income, net	—	—	—	NM
Equity in losses of equity-method investees	(3)	(2)	(1)	NM
Income before provision for income taxes	301	324	(23)	(7.0)%
Provision for income taxes	(86)	(87)	1	(1.2)%
Effective tax rate(b)	28.6%	26.9%		170 bps
Net income	$215	$237	$(22)	(9.1)%
Net income per common share:
Basic	$2.44	$2.62	$(0.18)	(6.9)%
Diluted	$2.41	$2.57	$(0.16)	(6.2)%

(a)	Includes total depreciation expense of $72 million and $58 million for the three-month periods ended December 27, 2014 and December 28, 2013, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

NM	Not meaningful.
Net Revenues.    Net revenues increased by $18 million, or 0.9%, to $2.033 billion for the three months ended December 27, 2014, from $2.015 billion for the three months ended December 28, 2013. On a constant currency basis, net revenues increased by $66 million, or 3.3%.

Net revenues for our three business segments, as well as a discussion of the changes in each segment's net revenues from the comparable prior year period, are provided below:

	Three Months Ended			% Change
	December 27, 2014	December 28, 2013	$ Change	As Reported	Constant Currency
	(millions)
Net Revenues:
Wholesale	$837	$840	$(3)	(0.4)%	1.5%
Retail	1,149	1,130	19	1.7%	4.5%
Licensing	47	45	2	6.1%	6.1%
Total net revenues	$2,033	$2,015	$18	0.9%	3.3%
Wholesale net revenues — Net revenues declined $3 million, or 0.4%, for the three months ended December 27, 2014 as compared to the three months ended December 28, 2013, including a $16 million decline in net revenues due to net unfavorable foreign currency effects, primarily related to the weakening of Euro against the U.S. Dollar. On a constant currency basis, net revenues increased by $13 million, or 1.5%.
The $3 million net decline in Wholesale net revenues was primarily driven by a $14 million net decrease related to our business in the Americas, reflecting lower domestic revenues from our menswear business, primarily attributable to a shift in timing of certain shipments, partially offset by increased revenues from our womenswear and accessories businesses. The lower net revenues in the Americas were partially offset by a $12 million net increase related to our European business, primarily reflecting increased sales from our menswear and womenswear apparel businesses.
Retail net revenues — Net revenues increased $19 million, or 1.7%, for the three months ended December 27, 2014 as compared to the three months ended December 28, 2013, including a $32 million decline in net revenues due to net unfavorable foreign currency effects, primarily related to the weakening of the Euro and the Japanese Yen against the U.S. Dollar. On a constant currency basis, net revenues increased by $51 million, or 4.5%.
The $19 million net increase in Retail net revenues was driven by:

•
a $36 million, or a 16%, net increase in non-comparable store sales, including net unfavorable foreign currency effects of $12 million. On a constant currency basis, non-comparable store sales increased by $48 million, or 21%, primarily driven by new global store openings and the expansion of our e-commerce operations within the past twelve months, which more than offset the impact of store closings.

The above increase was partially offset by:

•
a $17 million, or a 2%, net decline in consolidated comparable store sales during the three months ended December 27, 2014, including net unfavorable foreign currency effects of $20 million. On a constant currency basis, comparable store sales increased by $3 million, remaining nearly flat on a percentage basis, primarily due to higher revenues from our Ralph Lauren e-commerce operations, largely offset by lower revenues from certain retail stores and concession shops. Comparable store sales related to our e-commerce operations increased by approximately 17% on a reported basis and 18% on a constant currency basis and had a favorable impact on our total comparable store sales of approximately 4% to 5% on a reported basis and approximately 3% to 4% on a constant currency basis. Our consolidated comparable store sales excluding e-commerce declined between 6% and 7% on a reported basis and declined between 3% and 4% on a constant currency basis.

Comparable store sales refer to the growth of sales in stores that are open for at least one full fiscal year. Sales for stores that are closed during a fiscal year are excluded from the calculation of comparable store sales. Sales for stores that are either relocated, enlarged (as defined by gross square footage expansion of 25% or greater), or generally closed for 30 or more consecutive days for renovation are also excluded from the calculation of comparable store sales until such stores have been in their new location or in their newly renovated state for at least one full fiscal year. Sales from our e-commerce sites are included within comparable store sales for those geographies that have been serviced by the related site for at least one full fiscal year. Consolidated comparable store sales information includes our Ralph Lauren stores (including concession-based shop-within-shops), factory stores, Club Monaco stores and e-commerce sites, and certain Ralph Lauren e-commerce sites. We use an integrated omni-channel strategy to operate our retail business, in which our e-commerce operations are interdependent with our physical stores.

Our global average store count increased by 12 stores and concession shops during the three months ended December 27, 2014 compared with the three months ended December 28, 2013, primarily due to new global store openings, partially offset by store closures. The following table details our retail store and e-commerce presence as of the periods presented:

	December 27, 2014	December 28, 2013
Stores:
Freestanding stores	470	435
Concession shops	504	518
Total stores	974	953

E-commerce Sites:
North American sites(a)	3	3
European sites(b)	3	3
Asian sites(c)	3	2
Total e-commerce sites	9	8

(a)	Includes www.RalphLauren.com and www.ClubMonaco.com (servicing the U.S.) and www.ClubMonaco.ca (servicing Canada).

(b)
Includes www.RalphLauren.co.uk (servicing the United Kingdom), www.RalphLauren.fr (servicing Belgium, France, Italy, Luxembourg, the Netherlands, Portugal, and Spain), and www.RalphLauren.de (recently expanded to service Denmark, Estonia, Latvia, Slovakia, and Sweden, in addition to servicing Austria and Germany).

(c)
Includes www.RalphLauren.co.jp (servicing Japan), www.RalphLauren.co.kr (servicing South Korea), and www.RalphLauren.asia launched in June 2014 (servicing Australia, Hong Kong, Macau, Malaysia, New Zealand, and Singapore).

Licensing revenues — The $2 million increase in net revenues is primarily attributable to higher apparel-related royalties.
Gross Profit.    Gross profit decreased by $13 million, or 1.2%, to $1.159 billion for the three months ended December 27, 2014, from $1.172 billion for the three months ended December 28, 2013. Gross profit as a percentage of net revenues decreased by 120 basis points to 57.0% for the three months ended December 27, 2014, from 58.2% for the three months ended December 28, 2013. This decline is primarily attributable to a more promotional retail environment, as well as a less favorable product mix within our domestic wholesale business.
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
Selling, General, and Administrative Expenses.    SG&A expenses primarily include compensation and benefits, advertising and marketing, distribution, bad debt, information technology, facilities, legal, and other costs associated with finance and administration. SG&A expenses increased by $22 million, or 2.7%, to $837 million for the three months ended December 27, 2014, from $815 million for the three months ended December 28, 2013. This increase included a net favorable foreign currency effect of approximately $24 million, primarily related to the weakening of the Euro and the Japanese Yen against the U.S. Dollar. SG&A expenses as a percentage of net revenues increased to 41.2% in the three months ended December 27, 2014, from 40.5% in the three months ended December 28, 2013. The 70 basis point increase was primarily due to the increase in operating expenses associated with the growth of our retail businesses (which typically carry higher operating expense margins), increased investments in our stores, facilities, and infrastructure, and new business initiatives. These increases were partially offset by our operating leverage on higher net revenues and operational discipline.

The $22 million increase in SG&A expenses was driven by the following:

Three Months Ended December 27, 2014 Compared to Three Months Ended December 28, 2013
(millions)
SG&A expense category:
Depreciation expense	$14
Compensation-related expenses(a)	5
Rent and occupancy expenses	3
Total change in SG&A expenses	$22

(a)	Primarily due to increased salaries and related expenses to support our retail business growth.

During the remainder of Fiscal 2015, we continue to expect a certain amount of operating expense deleverage due to continued investment in our long-term strategic growth initiatives, including global retail store expansion, the introduction of the Polo store concept around the world, department store renovations, and continued investment in our infrastructure.
Amortization of Intangible Assets.    Amortization of intangible assets decreased by $3 million, or 34.8%, to $6 million for the three months ended December 27, 2014, from $9 million for the three months ended December 28, 2013. This decrease was primarily due to the prior-year amortization of the licensed trademark intangible asset acquired in April 2013 in connection with the Chaps Menswear License Acquisition, which was fully amortized in Fiscal 2014.
Restructuring and Other Charges.    During the three months ended December 27, 2014, we recorded restructuring charges of $1 million, primarily related to severance and benefit costs associated with our retail operations. The $14 million in restructuring and other charges for the three months ended December 28, 2013 included restructuring charges of $4 million primarily related to severance and benefit costs associated with our corporate operations and $10 million of accelerated stock-based compensation expense associated with new executive employment agreement provisions (see Note 9 to the accompanying unaudited interim consolidated financial statements).
Operating Income.    Operating income decreased by $19 million, or 5.8%, to $315 million for the three months ended December 27, 2014, from $334 million for the three months ended December 28, 2013. Operating income as a percentage of net revenues decreased 110 basis points basis points to 15.5% for the three months ended December 27, 2014, from 16.6% for the three months ended December 28, 2013. The overall decline in operating income as a percentage of net revenues was primarily driven by the decline in our gross profit margin, as previously discussed.
During the fourth quarter of Fiscal 2014, we changed the manner in which we allocate certain costs to our reportable segments. All prior period segment information has been recast and is presented below on a comparable basis. See Note 22 to our Fiscal 2014 10-K for further discussion.

Operating income and margin for each of our three reportable segments are provided below:

	Three Months Ended
	December 27, 2014		December 28, 2013
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
Wholesale	$207	24.7%	$217	25.9%	$(10)	(120 bps)
Retail	194	16.9%	221	19.5%	(27)	(260 bps)
Licensing	42	91.1%	40	90.1%	2	100 bps
	443		478		(35)
Unallocated corporate expenses	(127)		(130)		3
Unallocated restructuring and other charges	(1)		(14)		13
Total operating income	$315	15.5%	$334	16.6%	$(19)	(110 bps)
Wholesale operating margin declined by 120 basis points compared to the corresponding period in the prior fiscal year, including a 40 basis point decline attributable to the unfavorable impact of certain foreign exchange rates on our derivative contracts. The remainder of the Wholesale operating margin decline was primarily due to a less favorable product mix and the impact of a more promotional retail environment, as previously discussed.
Retail operating margin declined by 260 basis points, primarily attributable to a 70 basis point increase in depreciation and amortization costs, a 50 basis point increase in compensation-related expenses, both primarily associated with our global store development efforts and new store openings, and a 20 basis point increase in advertising, marketing, and promotional expenses. The remaining 120 basis point decline in the Retail operating margin was due to other factors, including lower profitability from our retail operations, reflecting the impact of a more promotional retail environment, as previously discussed.
Licensing operating margin increased by 100 basis points due to our operating leverage on higher revenues, as previously discussed.
Unallocated corporate expenses declined by $3 million, primarily attributable to decreased compensation-related costs of $4 million and lower amortization expense of $3 million, partially offset by increased depreciation expense of $4 million.
Unallocated restructuring and other charges were $1 million during the three-months ended December 27, 2014 and $14 million during the three-months ended December 28, 2013, as previously described above and in Note 9 to the accompanying unaudited interim consolidated financial statements.
Non-operating Expense, net.    Non-operating expense, net is comprised of net foreign currency gains (losses), interest expense, interest and other income, net, and equity in losses from our joint venture, the Ralph Lauren Watch and Jewelry Company Sárl (the "RL Watch Company"), which is accounted for under the equity method of accounting. Non-operating expense, net increased $4 million to $14 million for the three months ended December 27, 2014, compared to $10 million for the three months ended December 28, 2013, largely driven by higher foreign currency losses, primarily related to the revaluation and settlement of Japanese Yen-denominated receivables. Foreign currency gains and losses do not result from the translation of the operating results of our foreign subsidiaries to U.S. dollars.
Provision for Income Taxes.    The provision for income taxes decreased by $1 million, or 1.2%, to $86 million for the three months ended December 27, 2014, from $87 million for the three months ended December 28, 2013, due to lower pretax income, partially offset by the increase of 170 basis points in our reported effective tax rate, to 28.6% for the three months ended December 27, 2014 from 26.9% for the three months ended December 28, 2013. The higher effective tax rate for the three months ended December 27, 2014 was primarily due to the absence of the prior-year tax reserve reductions associated with the conclusion of a tax examination, partially offset by the favorable impact resulting from a greater proportion of earnings generated in lower-taxed jurisdictions. The effective tax rate differs from the statutory tax rate due to the effect of state and local taxes, tax rates in foreign jurisdictions, and certain nondeductible expenses. Our effective tax rate will change from period to period based on various factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.

Net Income.    Net income declined by $22 million, or 9.1%, to $215 million for the three months ended December 27, 2014, from $237 million for the three months ended December 28, 2013. The decline in net income was primarily due to the $19 million decline in operating income, as previously discussed.
Net Income per Diluted Share.    Net income per diluted share declined by $0.16, or 6.2%, to $2.41 per share for the three months ended December 27, 2014, from $2.57 per share for the three months ended December 28, 2013. The decline was due to lower net income, as previously discussed, partially offset by lower weighted-average diluted shares outstanding during the three months ended December 27, 2014, driven by our share repurchases over the last twelve months.
Nine Months Ended December 27, 2014 Compared to Nine Months Ended December 28, 2013
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Nine Months Ended
	December 27, 2014	December 28, 2013	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$5,735	$5,583	$152	2.7%
Cost of goods sold(a)	(2,401)	(2,323)	(78)	3.4%
Gross profit	3,334	3,260	74	2.2%
Gross profit as % of net revenues	58.1%	58.4%		(30 bps)
Selling, general, and administrative expenses(a)	(2,463)	(2,327)	(136)	5.8%
SG&A expenses as % of net revenues	42.9%	41.7%		120 bps
Amortization of intangible assets	(19)	(28)	9	(33.1%)
Gain on acquisition of Chaps	—	16	(16)	NM
Restructuring and other charges	(7)	(16)	9	NM
Operating income	845	905	(60)	(6.7%)
Operating income as % of net revenues	14.7%	16.2%		(150 bps)
Foreign currency losses	(14)	(9)	(5)	53.9%
Interest expense	(12)	(16)	4	(22.6%)
Interest and other income, net	4	4	—	4.1%
Equity in losses of equity-method investees	(9)	(7)	(2)	24.6%
Income before provision for income taxes	814	877	(63)	(7.2%)
Provision for income taxes	(236)	(254)	18	(7.0%)
Effective tax rate(b)	29.0%	29.0%		0 bps
Net income	$578	$623	$(45)	(7.2%)
Net income per common share:
Basic	$6.53	$6.89	$(0.36)	(5.2%)
Diluted	$6.46	$6.74	$(0.28)	(4.2%)

(a)	Includes total depreciation expense of $200 million and $165 million for the nine-month periods ended December 27, 2014 and December 28, 2013, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

NM	Not meaningful.
Net Revenues.    Net revenues increased by $152 million, or 2.7%, to $5.735 billion for the nine months ended December 27, 2014, from $5.583 billion for the nine months ended December 28, 2013. On a constant currency basis, net revenues increased by $177 million, or 3.2%.

Net revenues for our three business segments, as well as a discussion of the changes in each segment's net revenues from the comparable prior year period, are provided below:

	Nine Months Ended			% Change
	December 27, 2014	December 28, 2013	$ Change	As Reported	Constant Currency
	(millions)
Net Revenues:
Wholesale	$2,488	$2,503	$(15)	(0.6%)	(0.1%)
Retail	3,115	2,953	162	5.5%	5.9%
Licensing	132	127	5	3.9%	3.9%
Total net revenues	$5,735	$5,583	$152	2.7%	3.2%
Wholesale net revenues — Net revenues declined $15 million, or 0.6%, during the nine months ended December 27, 2014 compared to the nine months ended December 28, 2013, including a $12 million decline in net revenues due to net unfavorable foreign currency effects, primarily related to the weakening of the Euro and the Canadian Dollar against the U.S. Dollar. On a constant currency basis, net revenues declined by $3 million, or 0.1%.
The $15 million net decline in Wholesale net revenues was driven by a $39 million net decrease related to our business in the Americas, reflecting lower domestic revenues from our menswear business, primarily attributable to a shift in timing of certain shipments and higher prior period sales associated with the initial transition of the Chaps Menswear Business to a wholly-owned operation. This decrease was partially offset by increased revenues from our womenswear and accessories businesses.
The lower net revenues in the Americas were partially offset by a $24 million net increase related to our European business, primarily reflecting increased sales from our menswear and womenswear apparel businesses, as well as higher revenues from our accessories business.
Retail net revenues — Net revenues increased $162 million, or 5.5%, during the nine months ended December 27, 2014 compared to the nine months ended December 28, 2013, including a $13 million decline in net revenues due to net unfavorable foreign currency effects, primarily related to the weakening of the Japanese Yen, partially offset by the strengthening of the South Korean Won, against the U.S. Dollar. On a constant currency basis, net revenues increased by $175 million, or 5.9%.
The $162 million net increase in Retail net revenues was driven by:

•
a $152 million, or a 26%, net increase in non-comparable store sales, including net unfavorable foreign currency effects of $2 million. On a constant currency basis, non-comparable store sales increased by $154 million, or 27%, primarily driven by new global store openings in Asia and Europe within the past twelve months, the expansion of our e-commerce operations, and new stores and concession shops assumed in connection with the Australia and New Zealand Licensed Operations Acquisition, which more than offset the impact of store closings; and

•
a $10 million net increase in consolidated comparable store sales, or nearly flat on a percentage basis, including net unfavorable foreign currency effects of $11 million. Our total comparable store sales increased approximately $21 million, or 1%, on a constant currency basis, primarily driven by an increase from our Ralph Lauren e-commerce operations, partially offset by lower sales from certain retail stores and concession shops. Comparable store sales related to our e-commerce operations increased by approximately 16% on both a reported and a constant currency basis over the related prior fiscal year period, and had a favorable impact on our total comparable store sales of approximately 2% to 3% on both a reported basis and a constant currency basis. Our consolidated comparable store sales excluding e-commerce declined between 2% and 3% on a reported basis and declined between 1% and 2% on a constant currency basis.

Our global average store count increased by 29 stores and concession shops during the nine months ended December 27, 2014 compared with the nine months ended December 28, 2013, primarily due to new global store openings, as well as stores and concession shops assumed in connection with the Australia and New Zealand Licensed Operations Acquisition, partially offset by store closures.

Licensing revenues — The $5 million increase in net revenues is primarily attributable to increased apparel and accessories-related revenues and home licensing revenues, partially offset by the impact of the transition of the previously licensed Australia and New Zealand Business to a wholly-owned operation.
Gross Profit.    Gross profit increased by $74 million, or 2.2%, to $3.334 billion for the nine months ended December 27, 2014, from $3.260 billion for the nine months ended December 28, 2013. Gross profit as a percentage of net revenues decreased by 30 basis points to 58.1% for the nine months ended December 27, 2014, from 58.4% for the nine months ended December 28, 2013. This decline is primarily attributable to a more promotional retail environment, as well as a less favorable product mix within our domestic wholesale business. These declines were partially offset by a more favorable channel mix.
Selling, General, and Administrative Expenses.    SG&A expenses increased by $136 million, or 5.8%, to $2.463 billion for the nine months ended December 27, 2014, from $2.327 billion for the nine months ended December 28, 2013. This increase included a net favorable foreign currency effect of approximately $11 million, primarily related to the weakening of the Japanese Yen, partially offset by the strengthening of the South Korean Won, against the U.S. Dollar. SG&A expenses as a percentage of net revenues increased to 42.9% for the nine months ended December 27, 2014, from 41.7% for the nine months ended December 28, 2013. The 120 basis point increase was primarily due to the increase in operating expenses associated with the growth of our retail businesses (which typically carry higher operating expense margins); increased investments in our stores, facilities, and infrastructure; increased advertising and marketing costs; incremental operating expenses attributable to our acquisition of the Australia and New Zealand Business; and investments in new business initiatives. These increases were partially offset by our operating leverage on higher net revenues and operational discipline.
The $136 million increase in SG&A expenses was driven by the following:

Nine Months Ended December 27, 2014 Compared to Nine Months Ended December 28, 2013
(millions)
SG&A expense category:
Compensation-related expenses(a)	$55
Depreciation expense	34
Marketing, advertising, and promotional expenses	27
Rent and occupancy expenses	23
Incremental operating expenses related to the Australia and New Zealand Business	10
Consulting and professional fees	(11)
Acquisition-related costs(b)	(7)
Other	5
Total change in SG&A expenses	$136

(a)	Primarily due to increased salaries and related expenses to support our retail business growth.

(b)
Comprised of acquisition-related costs incurred during the nine months ended December 28, 2013 for the Chaps Menswear License Acquisition in April 2013 and the Australia and New Zealand Licensed Operations Acquisition in July 2013 (See Note 5 to the accompanying unaudited interim consolidated financial statements).

Amortization of Intangible Assets.    Amortization of intangible assets decreased by $9 million, or 33.1%, to $19 million for the nine months ended December 27, 2014, from $28 million for the nine months ended December 28, 2013. This decrease was primarily due to amortization of the licensed trademark intangible asset acquired in April 2013 in connection with the Chaps Menswear License Acquisition, which was fully amortized in Fiscal 2014.
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

Restructuring and Other Charges.    During the nine months ended December 27, 2014, we recorded restructuring charges of $7 million, primarily related to severance and benefit costs associated with our retail and wholesale operations. The $16 million in restructuring and other charges for the nine months ended December 28, 2013 included restructuring charges of $6 million, primarily related to severance and benefit costs associated with our corporate operations, and $10 million of accelerated stock-based compensation expense associated with new executive employment agreement provisions (see Note 9 to the accompanying unaudited interim consolidated financial statements).
Operating Income.    Operating income decreased by $60 million, or 6.7%, to $845 million for the nine months ended December 27, 2014, from $905 million for the nine months ended December 28, 2013. Operating income as a percentage of net revenues decreased 150 basis points to 14.7% for the nine months ended December 27, 2014, from 16.2% for the nine months ended December 28, 2013. The overall decline in operating income as a percentage of net revenues was primarily driven by the increase in SG&A as a percentage of net revenues and the absence of the prior year gain on the Chaps Menswear License Acquisition, as well as a lower gross profit margin, as previously discussed.
During the fourth quarter of Fiscal 2014, we changed the manner in which we allocate certain costs to our reportable segments. All prior period segment information has been recast and is presented below on a comparable basis. See Note 22 to our Fiscal 2014 10-K for further discussion.
Operating income and margin for each of our three reportable segments are provided below:

	Nine Months Ended
	December 27, 2014		December 28, 2013
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
Wholesale	$634	25.5%	$667	26.6%	$(33)	(110 bps)
Retail	499	16.0%	521	17.6%	(22)	(160 bps)
Licensing	120	91.3%	115	90.9%	5	40 bps
	1,253		1,303		(50)
Unallocated corporate expenses	(401)		(398)		(3)
Gain on acquisition of Chaps	—		16		(16)
Unallocated restructuring and other charges	(7)		(16)		9
Total operating income	$845	14.7%	$905	16.2%	$(60)	(150 bps)
Wholesale operating margin declined by 110 basis points, reflecting a 20 basis point increase in advertising, marketing, and promotional costs, a 20 basis point increase in compensation-related expenses, and a 10 basis point increase in other operating expenses. The Wholesale operating margin decline also included the unfavorable impact of certain foreign exchange rates on our derivative contracts of 20 basis points. The remaining decline of 40 basis points was primarily attributable to a less favorable product mix and the impact of a more promotional retail environment, as previously discussed.
Retail operating margin declined by 160 basis points, primarily attributable to a 60 basis point increase in compensation-related expenses and a 50 basis point increase in depreciation and amortization costs, both primarily associated with our global store development efforts and new store openings, and a 40 basis point increase in advertising, marketing, and promotional expenses, partially offset by a reduction in other operating expenses of 30 basis points attributable to our operational discipline. The decline in the Retail operating margin also reflected a 40 basis point decrease due to other factors, including lower profitability from our existing retail operations, reflecting the impact of a more promotional retail environment, as previously discussed.
Licensing operating margin increased by 40 basis points, primarily due to our operating leverage on higher revenues, as previously discussed.
Unallocated corporate expenses increased by $3 million, primarily due to increased depreciation expense of $13 million, higher compensation-related costs of $9 million, and higher corporate advertising, marketing and promotional costs of $7 million. These increases were partially offset by lower amortization expense of $9 million, the non-recurrence of the prior year acquisition-related costs of $7 million, and a decline in other operating expenses of $10 million.

Gain on acquisition of Chaps was $16 million for the nine months ended December 28, 2013, as previously described above and in Note 5 to the accompanying unaudited interim consolidated financial statements.
Unallocated restructuring and other charges were $7 million and $16 million during the nine-month periods ended December 27, 2014 and December 28, 2013, respectively, as previously described above and in Note 9 to the accompanying unaudited interim consolidated financial statements.
Non-operating Expense, net.    Non-operating expense, net increased by $3 million to $31 million for the nine months ended December 27, 2014, compared to $28 million for the nine months ended December 28, 2013. The higher non-operating expense, net was primarily attributed to higher foreign currency losses, primarily related to the revaluation and settlement of Japanese Yen-denominated receivables, and additional equity in losses from our equity method investment in RL Watch Company. These increases were partially offset by lower interest expense associated with our current borrowings, including the 2.125% Senior Notes and the commercial paper notes, as compared to the 4.5% interest rate on the Euro-denominated notes, which were repaid in October 2013.
Provision for Income Taxes.    The provision for income taxes decreased by $18 million, or 7.0%, to $236 million for the nine months ended December 27, 2014, from $254 million for the nine months ended December 28, 2013. The decrease in the provision for income taxes was primarily due to the decline in pretax income. Our reported effective tax rate remained unchanged at 29.0% for the nine-month periods ended December 27, 2014 and December 28, 2013, as the effect of a greater proportion of earnings generated in lower-taxed jurisdictions was offset by the absence of the prior-year tax reserve reductions associated with the conclusion of a tax examination.
Net Income.    Net income declined by $45 million, or 7.2%, to $578 million for the nine months ended December 27, 2014, from $623 million for the nine months ended December 28, 2013. The decline in net income was primarily due to the $60 million decline in operating income, partially offset by the $18 million reduction in our provision for income taxes, both as previously discussed.
Net Income per Diluted Share.    Net income per diluted share declined by $0.28, or 4.2%, to $6.46 per share for the nine months ended December 27, 2014, from $6.74 per share for the nine months ended December 28, 2013. The decline was due to lower net income, as previously discussed, partially offset by lower weighted-average diluted shares outstanding during the nine months ended December 27, 2014, driven by our share repurchases over the last twelve months.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of December 27, 2014 and March 29, 2014:

	December 27, 2014	March 29, 2014	$ Change
	(millions)
Cash and cash equivalents	$763	$797	$(34)
Short-term investments	644	488	156
Non-current investments(a)	—	2	(2)
Short-term debt	(113)	—	(113)
Long-term debt	(300)	(300)	—
Net cash and investments(b)	$994	$987	$7
Equity	$4,075	$4,034	$41

(a)	Recorded within other non-current assets in our consolidated balance sheets.

(b)	"Net cash and investments" is defined as cash and cash equivalents, plus short-term and non-current investments, less total debt.

The increase in our net cash and investments position at December 27, 2014 as compared to March 29, 2014 was primarily due to our operating cash flows of $890 million, partially offset by our use of cash to support Class A common stock repurchases of $382 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to invest in our business through $300 million in capital expenditures, and to make cash dividend payments of $119 million. The increase in our net cash and investment position was also offset by foreign currency impacts of $47 million related to the weakening of the Euro and the Japanese Yen against the U.S. Dollar during the nine months ended December 27, 2014, as compared to the prior fiscal year period.
The increase in equity was attributable to our comprehensive income and the net impact of stock-based compensation arrangements, partially offset by our share repurchase activity and dividends declared, during the nine months ended December 27, 2014.
Cash Flows
The following table details our cash flows for the nine-month periods ended December 27, 2014 and December 28, 2013:

	Nine Months Ended
	December 27, 2014	December 28, 2013	$ Change
	(millions)
Net cash provided by operating activities	$890	$760	$130
Net cash used in investing activities	(525)	(440)	(85)
Net cash used in financing activities	(352)	(414)	62
Effect of exchange rate changes on cash and cash equivalents	(47)	2	(49)
Net decrease in cash and cash equivalents	$(34)	$(92)	$58
Net Cash Provided by Operating Activities.    Net cash provided by operating activities increased to $890 million during the nine months ended December 27, 2014, as compared to $760 million during the nine months ended December 28, 2013. The net increase in cash provided by operating activities was primarily due to the net favorable change related to our operating assets and liabilities, including working capital, as well as an increase in net income before non-cash items. The increase related to our working capital was primarily driven by a favorable change in our accounts receivable balance, primarily relating to the timing of cash collections; an increase related to income taxes, primarily related to the timing of tax payments; and a favorable change in accounts payable and accrued liabilities, due in part to the timing of payments related to our capital expenditures. These increases were partially offset by a year-over-year increase in our inventory levels to support our new brands and new and expanded stores.
Net Cash Used in Investing Activities.    Net cash used in investing activities was $525 million during the nine months ended December 27, 2014, as compared to $440 million during the nine months ended December 28, 2013. The $85 million net increase in cash used in investing activities was primarily driven by a $112 million increase in cash used to purchase investments, less proceeds from sales and maturities of investments. During the nine months ended December 27, 2014, we made net purchases of investments of $216 million, as compared to net purchases of investments of $104 million during the nine months ended December 28, 2013.
The above decline in cash from investing activities was partially offset by a $31 million decline in cash used to fund acquisitions and ventures. During the nine months ended December 27, 2014, we used $8 million of cash to support the funding of our joint venture, the RL Watch Company, and other investments. During the nine months ended December 28, 2013, we used $39 million of cash, including $18 million to fund the Chaps Menswear License Acquisition, $15 million to fund the Australia and New Zealand Licensed Operations Acquisition, as well as amounts to support the continued funding of the RL Watch Company.

Net Cash Used in Financing Activities.    Net cash used in financing activities was $352 million during the nine months ended December 27, 2014, as compared to net cash used in financing activities of $414 million during the nine months ended December 28, 2013. The $62 million decline in cash used in financing activities was primarily driven by:

•
an $82 million increase in proceeds from debt issuances, less cash used to repay debt. During the nine months ended December 27, 2014, we received net proceeds of $113 million from commercial paper note issuance and repayments. During the nine months ended December 28, 2013, we received $300 million in proceeds from our issuance of Senior Notes in September 2013, a portion of which was used to repay $269 million principal amount outstanding of the 4.5% Euro-denominated notes upon their maturity on October 4, 2013; and

•
a $26 million decline in cash used to repurchase shares of our Class A common stock. During the nine months ended December 27, 2014, we used $350 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $32 million in shares of Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our Amended and Restated 2010 Long-Term Stock Incentive Plan (the "2010 Incentive Plan"). On a comparative basis, during the nine months ended December 28, 2013, we used $348 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $60 million in shares of Class A common stock were surrendered or withheld for taxes under our 1997 Long-Term Stock Incentive Plan, as amended (the "1997 Incentive Plan"), and our 2010 Incentive Plan.

The above increases in cash from financing activities were partially offset by:

•	a $25 million decline in excess tax benefits from stock-based compensation arrangements;

•	an $11 million increase in payments related to our capital lease obligations; and

•	a $10 million increase in cash used to pay dividends.
Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, $500 million of availability under our Global Credit Facility (as defined below), the availability under our Domestic Credit Facility and our Pan-Asia Credit Facilities (as defined below), our commercial paper borrowing program, our available cash and cash equivalents and short-term investments, and other available financing options. As of December 27, 2014, we had $1.407 billion in cash, cash equivalents, and short-term investments, of which $1.230 billion were held by our subsidiaries domiciled outside the U.S. We are not dependent on foreign cash to fund our domestic operations and do not expect to repatriate these balances to meet our domestic cash needs. However, if our plans change and we choose to repatriate any funds to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.
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
As discussed in the "Debt and Covenant Compliance" section below, we had $113 million in commercial paper notes outstanding as of December 27, 2014. We had no borrowings outstanding under our Global Credit Facility, Domestic Credit Facility, or Pan-Asia Credit Facilities as of December 27, 2014. We may elect to draw on our credit facilities or other potential sources of financing for, among other things, a material acquisition, settlement of a material contingency (including uncertain tax positions), or a material adverse business or macroeconomic development, as well as for other general corporate business purposes.
We believe that our Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of December 27, 2014, there were ten financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 16%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Global Credit Facility, the Domestic Credit Facility, and the Pan-Asia Credit Facilities in the event of our election to draw funds in the foreseeable future.

Common Stock Repurchase Program
A summary of our repurchases of Class A common stock under our common stock repurchase program is presented below:

	Nine Months Ended
	December 27, 2014	December 28, 2013
	(millions)
Cost of shares repurchased	$350	$398	(a)
Number of shares repurchased	2.1	2.2	(a)

(a)
Includes two separate $50 million prepayments made in March 2013 and June 2013 pursuant to share repurchase programs with third-party financial institutions, in exchange for the right to receive shares of our Class A common stock at the conclusion of each of the 93-day repurchase terms, which resulted in a delivery of 0.6 million shares during the nine months ended December 28, 2013, based on the volume-weighted average market price of our Class A common stock over the programs' respective 93-day repurchase terms, less a discount.

As of December 27, 2014, the remaining availability under our Class A common stock repurchase program was approximately $230 million. Repurchases of shares of Class A common stock are subject to overall business and market conditions.
In addition, during the nine-month periods ended December 27, 2014 and December 28, 2013, 0.2 million and 0.4 million shares of Class A common stock, respectively, at a cost of $32 million and $60 million, respectively, were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under the 1997 Incentive Plan and the 2010 Incentive Plan.
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.
Dividends
Since 2003, we have maintained a regular quarterly cash dividend program on our common stock. On November 5, 2013, our Board of Directors approved an increase to the quarterly cash dividend on our common stock from $0.40 per share to $0.45 per share. The third quarter Fiscal 2015 dividend of $0.45 per share was declared on December 11, 2014, was payable to stockholders of record at the close of business on December 26, 2014, and was paid on January 9, 2015. Dividends paid amounted to $119 million and $109 million during the nine-month periods ended December 27, 2014 and December 28, 2013, respectively.
On February 3, 2015, our Board of Directors approved an additional increase to the quarterly cash dividend on our common stock from $0.45 per share to $0.50 per share.
We intend to continue to pay regular quarterly dividends on our outstanding common stock. However, any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on our results of operations, cash requirements, financial condition, and other factors that the Board of Directors may deem relevant.
Debt and Covenant Compliance
Senior Notes
In September 2013, we completed a registered public debt offering and issued $300 million aggregate principal amount of Senior Notes due September 26, 2018 at a price equal to 99.896% of their principal amount. The Senior Notes bear interest at a fixed rate of 2.125%, payable semi-annually. The proceeds from this offering were used for general corporate purposes, including the repayment of the €209 million principal amount outstanding of 4.5% Euro-denominated notes, which matured on October 4, 2013.
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

Commercial Paper
In May 2014, we initiated a commercial paper borrowing program (the "Commercial Paper Program") that allows us to issue up to $300 million of unsecured commercial paper notes through private placement using third-party broker-dealers. Borrowings under the Commercial Paper Program are supported by the Global Credit Facility, as defined below, and may be used to support our general working capital and corporate needs. Maturities of commercial paper notes vary, but cannot exceed 397 days from the date of issuance. Commercial paper notes issued under the Commercial Paper Program rank equally with our other unsecured indebtedness. As of December 27, 2014, we had $113 million in borrowings outstanding under our Commercial Paper Program, with a weighted-average annual interest rate of 0.32% and a weighted-average remaining term of 27 days.
Revolving Credit Facilities
Global Credit Facility
We have a credit facility that provides for a $500 million senior unsecured revolving line of credit through March 2016 (the "Global Credit Facility"), and is also used to support the issuance of letters of credit and the maintenance of the Commercial Paper Program. Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and other currencies, including Euros, Hong Kong Dollars, and Japanese Yen. We have the ability to expand our borrowing availability under the Global Credit Facility to $750 million, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. As of December 27, 2014, there were no borrowings outstanding under the Global Credit Facility and we were contingently liable for $7 million of outstanding letters of credit.
The Global Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make certain investments. The Global Credit Facility also requires us to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the "leverage ratio") of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus eight times consolidated rent expense for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, and (iv) consolidated rent expense. As of December 27, 2014, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Global Credit Facility.
Domestic Credit Facility
In August 2014, we entered into an uncommitted credit facility (the "Domestic Credit Facility") with Santander Bank, N.A. ("Santander"), which provides for a revolving line of credit up to $100 million through August 2015. Borrowings under the Domestic Credit Facility are granted at the sole discretion of Santander, subject to availability of its funds, and bear interest at a rate equal to the London Interbank Offered Rate plus a spread determined by Santander at the time of borrowing. The Domestic Credit Facility does not contain any financial covenants. As of December 27, 2014, there were no borrowings outstanding under the Domestic Credit Facility.
Pan-Asia Credit Facilities
Certain of our subsidiaries in Asia have uncommitted credit facilities with regional branches of JPMorgan Chase (the "Banks") in China, Malaysia, South Korea, and Taiwan (the "Pan-Asia Credit Facilities"). These credit facilities are subject to annual renewal and may be used to fund general working capital and corporate needs of our operations in the respective countries. Our subsidiaries' borrowings under the Pan-Asia Credit Facilities are guaranteed by the parent company. The Pan-Asia Credit Facilities do not contain any financial covenants. As of December 27, 2014, the Pan-Asia Credit Facilities provided for revolving lines of credit of up to $33 million, granted at the sole discretion of the Banks, subject to availability of the Banks' funds and satisfaction of certain regulatory requirements. As of December 27, 2014, there were no borrowings outstanding under any of the Pan-Asia Credit Facilities. However, bank guarantees of 12 million Chinese Renminbi (approximately $2 million) were supported by our China Credit Facility.
Refer to Note 11 to the accompanying unaudited interim consolidated financial statements and Note 14 of the Fiscal 2014 10-K for detailed disclosure of the terms and conditions of our debt and credit facilities.

Contractual and Other Obligations
Lease Obligations
During the first quarter of Fiscal 2015, we entered into a lease for a new domestic distribution facility in North Carolina to support our future business growth. The initial lease term is approximately 15 years, with optional renewal periods and a purchase option. Our total commitment relating to this lease is approximately $56 million, with minimum lease payments of approximately $2 million due in our fiscal year 2016, $3 million due each year from our fiscal years 2017 through 2019, and aggregate minimum lease payments of $45 million for our fiscal years 2020 through 2031. We expect to take possession of this property during the second quarter of our fiscal year 2016.
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
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts will fail to meet their contractual obligations. To mitigate this counterparty credit risk, we have a policy of only entering into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and other factors, adhering to established limits for credit exposure. Our established policies and procedures for mitigating credit risk from derivative transactions include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties, when possible, to mitigate credit risk associated with our derivative instruments. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of December 27, 2014. However, we do have in aggregate approximately $70 million of derivative instruments in net asset positions with seven creditworthy financial institutions.
Foreign Currency Risk Management
We manage our exposure to changes in foreign currency exchange rates through the use of forward foreign currency exchange contracts. Refer to Note 13 to the accompanying unaudited interim consolidated financial statements for a summary of the notional amounts and fair values of our forward foreign currency exchange contracts outstanding as of December 27, 2014.
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
As of December 27, 2014, there have been no other significant changes in the nature of our foreign currency exposures, or in the types of derivative instruments used to hedge such exposures. See Note 3 to the accompanying unaudited interim consolidated financial statements for further discussion of our foreign currency exposures, and the types of derivative instruments used to hedge those exposures.
Investment Risk Management
As of December 27, 2014, we had cash and cash equivalents on-hand of $763 million, primarily on deposit in interest bearing accounts and invested in money market funds and time deposits with original maturities of 90 days or less. Our other significant investments included $644 million of short-term investments, consisting of time deposits with original maturities greater than 90 days, and $42 million of restricted cash placed in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters.
We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed further below. Our investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in our investment policy. See Note 13 to the accompanying unaudited interim consolidated financial statements for further detail of the composition of our investment portfolio as of December 27, 2014.
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
CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are described in Note 3 to the audited consolidated financial statements included in our Fiscal 2014 10-K. Our estimates are often based on complex judgments, assessments of probability, and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same set of facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the "Critical Accounting Policies" section of the MD&A in our Fiscal 2014 10-K. The following discussion is only intended to update our critical accounting policies for any significant changes in policy implemented during the nine months ended December 27, 2014.
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
The Company carried out an evaluation based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level as of December 27, 2014. Except as discussed below, there has been no change in the Company's internal control over financial reporting during the fiscal quarter ended December 27, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Global Operating and Financial Reporting System Implementation
We are in the process of implementing a new global operating and financial reporting information technology system, SAP, as part of a multi-year plan to integrate and upgrade our systems and processes, which we began in Fiscal 2011. The implementation of this global system is scheduled to continue in phases over the next several years. During the third quarter of Fiscal 2015, we continued to migrate certain areas of our business to SAP, including global merchandise procurement and customer order management and record-to-report for our North American wholesale operations, which is scheduled to be completed in Fiscal 2015. We are also in the process of planning the migration of our European operations to SAP, which will be completed in stages over the next few years.
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
Wathne Imports Litigation
On September 13, 2005, Wathne Imports, Ltd. ("Wathne"), our former domestic licensee for luggage and handbags, filed suit against us in the Supreme Court of the State of New York, County of New York alleging, among other things, that we breached a 1999 License Agreement and Design Services Agreement with Wathne and had engaged in deceptive trade practices, fraud, and negligent misrepresentation. The complaint originally sought, among other things, injunctive relief, compensatory damages in excess of $250 million, and punitive damages in excess of $750 million. The Court partially granted our motion to dismiss and dismissed five out of Wathne's six causes of action. The Court also denied Wathne's two motions for a preliminary injunction against the production and sale of certain handbags. On April 11, 2008, the Court partially granted our motion for summary judgment and dismissed most of the remaining claims. Wathne appealed and on June 9, 2009, the Appellate Division largely affirmed. As a result, Wathne's principal remaining claims are that we violated the License Agreement by discontinuing the Polo Sport trademark on handbags without providing a replacement mark, that we usurped Wathne's right to manufacture and sell certain high-end handbags under the Ralph Lauren trademark, and that we deceived Wathne into giving up its right to manufacture and sell certain children's backpacks.

Wathne filed a note of issue on April 21, 2011, certifying that the case was ready for trial. Wathne has since sought to expand the factual issues in dispute and raise other complaints. We have thus far succeeded in court in defeating those efforts. We also filed several pre-trial motions to exclude various parts of Wathne's damages evidence. Currently pending is an appeal of the trial Court's decision to prevent Wathne's CEO from testifying about her alleged lost profits related to the Ralph Lauren trademark.

On January 7, 2015, the Court granted our motion to strike Wathne's jury demand. Pending any appeal by Wathne, this case will now be tried by a judge and the parties have a pre-trial conference scheduled. No trial date has been set and we will continue to vigorously contest the remaining claims and dispute any alleged damages. Management does not expect that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial statements.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Sales of Unregistered Securities
Shares of the Company's Class B Common Stock may be converted immediately into Class A Common Stock on a one-for-one basis by the holder. There is no cash or other consideration paid by the holder converting the shares and, accordingly, there is no cash or other consideration received by the Company. The shares of Class A Common Stock issued by the Company in such conversions are exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.
During the fiscal quarter ended December 27, 2014, the stockholders set forth in the table below converted shares of Class B Common Stock into Class A Common Stock on the dates set forth below:

Stockholder That Converted Class B Common Stock to Class A Common Stock	Date of Conversion	Number of Shares Converted/ Received

Lauren Family, L.L.C.	September 30, 2014	175,000
Lauren Family, L.L.C.	November 4, 2014	200,000
Lauren Family, L.L.C.	December 2, 2014	200,000

(b)	Not Applicable

(c)	Stock Repurchases
The following table sets forth the repurchases of shares of the Company's Class A common stock during the fiscal quarter ended December 27, 2014:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
					(millions)
September 28, 2014 to October 25, 2014	1,607	(a)	$164.58	—	$330
October 26, 2014 to November 29, 2014	—		—	—	330
November 30, 2014 to December 27, 2014	548,200		182.24	548,200	230
	549,807			548,200

(a)	Represents shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under the 2010 Long-Term Stock Incentive Plan.

Item 6.	Exhibits.

12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 17 CFR 240.13a-14(a).
31.2	Certification of Christopher H. Peterson, Executive Vice President, Chief Administrative Officer and Chief Financial Officer, pursuant to 17 CFR 240.13a-14(a).
32.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2
Certification of Christopher H. Peterson, Executive Vice President, Chief Administrative Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 27, 2014 and March 29, 2014, (ii) the Consolidated Statements of Income for the three-month and nine-month periods ended December 27, 2014 and December 28, 2013, (iii) the Consolidated Statements of Comprehensive Income for the three-month and nine-month periods ended December 27, 2014 and December 28, 2013, (iv) the Consolidated Statements of Cash Flows for the nine-month periods ended December 27, 2014 and December 28, 2013, and (v) the Notes to the Consolidated Financial Statements.

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
Date: February 4, 2015

