Form 10-K
period 2015-03-28
RALPH LAUREN CORP
filed 2015-05-15
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 28, 2015
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
The aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant was approximately $10,107,662,712 as of September 26, 2014, the last business day of the registrant's most recently completed second fiscal quarter based on the closing price of the common stock on the New York Stock Exchange.

At May 8, 2015, 60,392,090 shares of the registrant's Class A common stock, $.01 par value and 25,881,276 shares of the registrant's Class B common stock, $.01 par value were outstanding.
Part III incorporates information from certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended March 28, 2015.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Various statements in this Form 10-K or incorporated by reference into this Form 10-K, in future filings by us with the Securities and Exchange Commission (the "SEC"), in our press releases, and in oral statements made from time to time by us or on our behalf constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as "anticipate," "estimate," "expect," "project," "we believe," "is or remains optimistic," "currently envisions," and similar words or phrases and involve known and unknown risks, uncertainties, and other factors which may cause actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed in or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others:

•	the loss of key personnel, including Mr. Ralph Lauren;

•	our ability to achieve anticipated operating enhancements and/or cost reductions from our restructuring plans, including our planned transition to a global brand-based operating structure;

•	our ability to successfully implement our anticipated growth strategies and to capitalize on our repositioning initiatives in certain regions and merchandise categories;

•
our exposure to currency exchange rate fluctuations from both a transactional and translational perspective, and risks associated with increases in the costs of raw materials, transportation, and labor;

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

•	our ability to open new retail stores, concession shops, and e-commerce sites in an effort to expand our direct-to-consumer presence;

•	our ability to make certain strategic acquisitions and successfully integrate the acquired businesses into our existing operations;

•	the impact to our business resulting from potential costs and obligations related to the early termination of our long-term, non-cancellable leases;

•	the potential impact to the trading prices of our securities if our Class A common stock share repurchase activity and/or cash dividend rate differs from investors' expectations;

•	our ability to maintain our credit profile and ratings within the financial community; and

•	the potential impact on our operations and on our customers resulting from natural or man-made disasters.
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
WEBSITE ACCESS TO COMPANY REPORTS AND OTHER INFORMATION
Our investor website is http://investor.ralphlauren.com. We were incorporated in June 1997 under the laws of the State of Delaware. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 are available at our investor website under the caption "SEC Filings" promptly after we electronically file such materials with or furnish such materials to the SEC. Information relating to corporate governance at Ralph Lauren Corporation, including our Corporate Governance Policies, our Code of Business Conduct and Ethics for all directors, officers, and employees, our Code of Ethics for Principal Executive Officers and Senior Financial Officers, and information concerning our directors, Committees of the Board, including Committee charters, and transactions involving Ralph Lauren Corporation securities by directors and executive officers are available at our website under the captions "Corporate Governance" and "SEC Filings." Paper copies of these filings and corporate governance documents are available to stockholders without charge by written request to Investor Relations, Ralph Lauren Corporation, 625 Madison Avenue, New York, New York 10022.
In this Form 10-K, references to "Ralph Lauren," "ourselves," "we," "our," "us," and the "Company" refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. Due to the collaborative and ongoing nature of our relationships with our licensees, such licensees are sometimes referred to in this Form 10-K as "licensing alliances." Our fiscal year ends on the Saturday closest to March 31. All references to "Fiscal 2016" represent the 53-week fiscal year ending April 2, 2016. All references to "Fiscal 2015" represent the 52-week fiscal year ended March 28, 2015. All references to "Fiscal 2014" represent the 52-week fiscal year ended March 29, 2014. All references to "Fiscal 2013" represent the 52-week fiscal year ended March 30, 2013.
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

We operate in three distinct but integrated segments: Wholesale, Retail, and Licensing. Our Wholesale business, representing approximately 46% of our Fiscal 2015 net revenues, consists of sales made principally to major department stores and specialty stores around the world. Our Retail business, representing approximately 52% of our Fiscal 2015 net revenues, consists of sales made directly to consumers through our integrated retail channel, which includes our retail stores, concession-based shop-within-shops, and e-commerce operations around the world. Our Licensing business, representing approximately 2% of our Fiscal 2015 net revenues, consists of royalty-based arrangements under which we license to unrelated third parties for specified periods the right to operate retail stores and/or to use our various trademarks in connection with the manufacture and sale of designated products, such as certain apparel, eyewear, and fragrances. Approximately 37% of our Fiscal 2015 net revenues were earned outside of the U.S. See Note 22 to the accompanying audited consolidated financial statements for a summary of net revenues, operating income, and total assets by reportable segment, as well as net revenues and long-lived assets by geographic location.
Over the past five fiscal years, our sales have grown by approximately 35% to $7.620 billion in Fiscal 2015 from $5.660 billion in the fiscal year ended April 2, 2011. This growth has been attributable to both our acquisitions and organic growth. We have diversified our business by channels of distribution, price point, and target consumer, as well as by geography. Our global reach is extensive, with merchandise available through our wholesale distribution channels at approximately 13,000 different retail locations worldwide. We also sell directly to customers throughout the world via our 466 retail stores, our 536 concession-based shop-within-shops, and our 10 e-commerce sites. In addition to our directly-operated stores and shops, our international licensing partners operate 72 Ralph Lauren stores, 23 Ralph Lauren concession shops, and 119 Club Monaco stores and shops.
We continue to invest in our business. Over the past five fiscal years, we have invested approximately $1.741 billion for acquisitions and capital improvements, primarily funded through strong operating cash flow. We intend to continue to execute our long-term strategy, which includes expanding our presence internationally, extending our direct-to-consumer reach, expanding our accessories and other product and brand offerings, and investing in our operational infrastructure. See "Objectives and Opportunities" for further discussion of our long-term strategy.
We also continue to return value to our shareholders through our common stock share repurchases and payment of quarterly cash dividends. Over the past five fiscal years, the cost of shares of Class A common stock repurchased pursuant to our common stock repurchase program was approximately $2.471 billion and dividends paid amounted to approximately $548 million.
We have been controlled by the Lauren family since the founding of our Company. As of March 28, 2015, Mr. Ralph Lauren, or entities controlled by the Lauren family, held approximately 81% of the voting power of the Company's outstanding common stock.
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
Objectives and Opportunities
Our core strengths include a portfolio of global premium lifestyle brands, a proven ability to develop and extend the distribution of our brands through multiple channels in global markets, a disciplined investment philosophy supported by a strong balance sheet, and an experienced management team. Despite the various risks and uncertainties associated with the current global economic environment, as discussed further in Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations — Current Trends and Outlook," we believe our core strengths will allow us the opportunity to execute our strategy for long-term sustainable growth in revenue, net income, and operating cash flow.

As our business has grown, our portfolio mix and brand control have evolved from primarily that of a mono-brand U.S.-centric menswear wholesaler with a broad array of product and geographic licenses to that of a portfolio of lifestyle brands with a "direct control" model over most of our brands, products, and international territories. We believe that this broader and better-diversified portfolio mix positions us for ongoing growth, allowing us to offer our customers a range of products, price points, and channels of distribution. We operate our retail business using an omni-channel retailing strategy to deliver a seamless and integrated shopping experience to our customers. We believe that our size and the global scope of our operations favorably position us to take advantage of synergies in design, sourcing, and distribution across our different businesses.
While balancing our key long-term strategic objectives with our near-term priorities, we intend to continue to pursue select opportunities for growth during the course of Fiscal 2016 and beyond. These opportunities and continued investment initiatives include:

•	International Growth;

•	Direct-to-Consumer Growth;

•	Product Innovation and Brand Extension Growth;

•	Investment in Operational Infrastructure;

•	Global Talent Development and Management; and

•	Strong Financial Management and Cash Flow Reinvestment.
Recent Developments
Global Reorganization Plan
On May 12, 2015, our Board of Directors approved a reorganization and restructuring plan comprised of the following major actions: (i) the reorganization of the Company from its current channel and regional structure to an integrated global brand-based operating structure, which will streamline our business processes to better align our cost structure with our long-term growth strategy; (ii) a strategic store and shop-within-shop performance review conducted by region and brand; (iii) a targeted corporate functional area review; and (iv) the consolidation of certain of our luxury lines (collectively, the "Global Reorganization Plan"). The Global Reorganization Plan will result in a reduction in workforce and, once a performance review is complete, the closure of certain stores and shop-within-shops. When substantially implemented by the end of Fiscal 2016, the Global Reorganization Plan is expected to result in improved operational efficiencies by reducing annual operating expenses by approximately $100 million.
In connection with the Global Reorganization Plan, we expect to incur total estimated charges of $70 million to $100 million, comprised of restructuring charges totaling $55 million to $80 million, to be settled in cash, and non-cash charges totaling $15 million to $20 million. We anticipate that these restructuring and non-cash charges will be incurred over the course of Fiscal 2016, primarily during the first half of the year.
Australia and New Zealand Licensed Operations Acquisition
In July 2013, in connection with the transition of the Ralph Lauren-branded apparel and accessories business in Australia and New Zealand (the "Australia and New Zealand Business") from a licensed to a wholly-owned operation, we acquired certain net assets from Oroton Group/PRL Australia ("Oroton") in exchange for an aggregate payment of approximately $15 million (the "Australia and New Zealand Licensed Operations Acquisition"). Oroton was our licensee for the Australia and New Zealand Business. The operating results of the Australia and New Zealand Business have been consolidated in our operating results beginning on July 1, 2013.
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
We combine consumer insight with our design, marketing, and imaging skills to offer, along with our licensing alliances, broad lifestyle product collections with a unified vision:

•
Apparel — Products include extensive collections of men's, women's, and children's clothing, which are sold under various brand names, including Ralph Lauren Women's Collection, Purple Label, Black Label, Polo Ralph Lauren, Polo Sport, Double RL, RLX Ralph Lauren, Lauren Ralph Lauren, Ralph by Ralph Lauren, Polo and RLX Golf, Ralph Lauren Childrenswear, Denim & Supply Ralph Lauren, Chaps, Club Monaco, and American Living, among others;

•
Accessories — Products encompass a broad range for both men and women, including footwear, eyewear, watches, fine jewelry, hats, belts, and leathergoods, including handbags and luggage, which are sold under various brand names, including Lauren Ralph Lauren, Double RL, and Club Monaco, among others;

•	Home — Coordinated home products include bedding and bath products, furniture, fabric and wallpaper, lighting, paint, tabletop, and giftware; and

•
Fragrance — Women's fragrance products are sold under our Safari, Ralph Lauren Blue, Lauren, Romance, Midnight Romance, RALPH collection, and Big Pony collection brands. Men's fragrances include Safari, Polo Sport, Polo Green, Polo Blue, Polo Blue Sport, Purple Label, Polo Black, Double Black, Big Pony collection, Polo Red collection, and Polo Supreme Oud.

Our lifestyle brand image is reinforced by our distribution through our stores and concession-based shop-within-shops, our wholesale channels of distribution, our global e-commerce sites, and our Ralph Lauren restaurants.
Ralph Lauren Women's Collection and Ralph Lauren Purple Label
Each season, the runway sets the stage for the Ralph Lauren Women's Collection designs which includes handmade evening gowns with exquisite detail to refined hand-tailored suitings. For men, Ralph Lauren Purple Label offers refined suitings, custom tailored made-to-measure suits and sophisticated sportswear, as well as benchmade footwear and made-to-order dress furnishings, accessories, and luggage. Ralph Lauren Women's Collection and Ralph Lauren Purple Label are available in Ralph Lauren stores around the world, an exclusive selection of the finest specialty stores, and online at our Ralph Lauren e-commerce sites, including RalphLauren.com.
Ralph Lauren Watches and Fine Jewelry
In 2008, Ralph Lauren, together with internationally renowned luxury group Compagnie Financière Richemont SA, launched a premier collection of timepieces through the Ralph Lauren Watch & Jewelry Co. The four pillar collections — the iconic Ralph Lauren Stirrup, the refined Ralph Lauren Slim Classique, the Ralph Lauren Sporting, and the 867 Collection — embody Mr. Lauren's passion for impeccable quality and exquisite design. In 2010, the Ralph Lauren Watch & Jewelry Co. also introduced premier collections of fine jewelry, including the Ralph Lauren Diamond Link Collection, the Ralph Lauren Equestrian Collection, and the Ralph Lauren Chunky Chains Collection, all capturing the glamour and craftsmanship of Ralph Lauren's most luxurious designs. Ralph Lauren watches and fine jewelry are available at select Ralph Lauren stores and flagship locations around the world. A selection of watches is also available online at RalphLauren.com and the finest watch retailers.
Ralph Lauren Black Label
Black Label is Ralph Lauren's ultramodern statement of sleek and sophisticated apparel for men and women. Black Label for women and men are offered in select Ralph Lauren stores around the world, designer boutiques, fine specialty stores, better department stores, and online at our Ralph Lauren e-commerce sites, including RalphLauren.com.

Polo Ralph Lauren
Women's Polo is targeted towards the young modern girl and mixes romantic bohemian with cool sportiness. Men's Polo combines Ivy League classics and time-honored English haberdashery with downtown styles and all-American sporting looks in sportswear and tailored clothing. Men's and Women's Polo signature aesthetic includes our renowned polo player logo. Men's and Women's Polo apparel and accessories are available in Polo stores around the world, better department stores, and online at our Ralph Lauren e-commerce sites, including RalphLauren.com. Men's Polo is also available at Ralph Lauren stores around the world and select specialty stores.
Polo Sport
Polo Sport is our next evolution of modern active wear for men, women, and children for today's active lifestyle. In 2014, we debuted the Polo Tech Shirt, which featured groundbreaking smart fabric technology that captures robust biometrics from the wearer. We expect to launch Polo Sport in the Summer of 2015 at select Ralph Lauren stores, better department stores, and online at our e-commerce sites, including RalphLauren.com.
Double RL
Founded in 1993 and named after Ralph Lauren and his wife Ricky's "RRL" ranch in Colorado, Double RL for men and women offers a mix of selvage denim, vintage apparel, sportswear and accessories, with roots in workwear and military gear. Double RL is available at Double RL stores, at select Ralph Lauren stores, and an exclusive selection of the finest specialty stores around the world, as well as online at our Ralph Lauren e-commerce sites, including RalphLauren.com.
RLX Ralph Lauren
RLX Ralph Lauren for men and women unites high standards of luxury, technology, and style with its offerings of luxe lifestyle athletic apparel. The RLX Ralph Lauren line is available at select Ralph Lauren stores around the world, top specialty and department stores, and online at our Ralph Lauren e-commerce sites, including RalphLauren.com.
Lauren Ralph Lauren
Lauren for women offers sportswear, denim, dresses, Lauren Activewear, and a wide array of accessories and footwear at a more accessible price point. Lauren for women is available in select department stores around the world and online at our Ralph Lauren e-commerce sites, including RalphLauren.com. Lauren for men offers a complete collection of men's tailored clothing, including suits, sport coats, dress shirts, dress pants, tuxedos, topcoats, and ties at a more accessible price point. Lauren for men is available at select department stores in North America and Europe.
Ralph by Ralph Lauren
Ralph by Ralph Lauren offers suit separates, sport coats, vests, and topcoats with refined luxury at an excellent value. Ralph by Ralph Lauren is available exclusively at Dillard's stores and online at Dillards.com.
Polo and RLX Golf
Tested and worn by top-ranked professional golfers, Polo Golf for men and women defines heritage excellence in the world of golf. With a sharpened focus on the needs of the modern player but rooted in the rich design tradition of Ralph Lauren, the Golf collections combine state-of-the-art performance wear with luxurious finishing touches. Over the years, Polo and RLX Golf have been proud to sponsor Tom Watson, Davis Love III, Jonathan Byrd, Justin Thomas, Luke Donald, Matteo Manassero, and Billy Horschel. The Polo and RLX Golf collections are available in select Ralph Lauren stores, exclusive private clubs and resorts, and online at RalphLauren.com.
Pink Pony
Established in 2000, the Pink Pony campaign is our worldwide initiative in the fight against cancer. The Pink Pony Fund of the Polo Ralph Lauren Foundation supports programs for early diagnosis, education, treatment, and research, and is dedicated to bringing patient navigation and quality cancer care to medically underserved communities. A percentage of sales from all Pink Pony products benefits the Pink Pony Fund and other major cancer charities around the world. Pink Pony primarily consists of slim-fitting women's sportswear and accessories crafted in luxurious fabrics. All Pink Pony items feature our iconic pink Polo Player — a symbol of our commitment to the fight against cancer. Pink Pony is available at select Ralph Lauren stores and online at our Ralph Lauren e-commerce sites, including RalphLauren.com. Pink Pony is also available at select Macy's stores and online at Macys.com.
Ralph Lauren Childrenswear
Ralph Lauren Childrenswear is designed to reflect the timeless heritage and modern spirit of Ralph Lauren's collections for men and women. Signature classics include iconic polo knit shirts and luxurious cashmere cable sweaters. Ralph Lauren Childrenswear is available in a full range of sizes for children, from baby, infant, and toddler to girls size 16 and boys size 20. Ralph Lauren Childrenswear can be found in select Ralph Lauren stores around the world, better department stores, and online at our Ralph Lauren e-commerce sites, including RalphLauren.com.
Denim & Supply Ralph Lauren
Inspired by the warehouse and artist communities of Brooklyn, New York and authentic style found in the music festival scene, Denim & Supply represents a laid-back style of clothes that is urban, rustic and bohemian. Denim & Supply Ralph Lauren is available at our Denim & Supply Stores around the world, at Macy's and Hudson's Bay in North America, select department stores in Europe and Asia, and in specialty stores and concession shops in Asia. In addition, Denim & Supply is available online at our Ralph Lauren e-commerce sites, including RalphLauren.com.
Chaps
Chaps represents a complete lifestyle collection for the entire family and home, with casual sportswear, workday essentials, and fashionable dresses. The Chaps men's, women's, and children's collections are available at select Chaps retail stores and department and specialty stores in the U.S. and Canada, as well as Chaps retail stores and department stores in Mexico. Chaps Home is available exclusively at Kohl's and online at Kohls.com. Additionally, Chaps retail stores and department store distribution will be expanding internationally for all apparel categories starting in Spring 2015.
Club Monaco
Founded in 1985, Club Monaco designs and markets its own clothing and accessories for men and women, offering key fashion pieces with modern, urban sophistication and a selection of updated classics. Club Monaco apparel and accessories are available exclusively at Club Monaco stores around the world, as well as online at our Club Monaco e-commerce sites, ClubMonaco.com and ClubMonaco.ca. Club Monaco is also available in Asia through our licensing arrangements.
American Living
American Living for women offers a world of fashion with everyday essentials, as well as dresses for special occasions at an incredible value. American Living is available at Macy's and Belk stores, and online at Macys.com and Belk.com.
Ralph Lauren Home and Paint
Ralph Lauren Home presents home furnishings and accessories that reflect the style and craftsmanship synonymous with the name Ralph Lauren. Ralph Lauren Home includes furniture, bed and bath linens, china, crystal, silver, decorative accessories and gifts, as well as lighting, fabric, wallcovering, and floorcovering. Ralph Lauren Home offers exclusive luxury goods at select Ralph Lauren stores, home specialty stores, trade showrooms, and online at our Ralph Lauren e-commerce sites, including RalphLauren.com. The complete world of Ralph Lauren Home can be explored online at RalphLaurenHome.com. Ralph Lauren also offers paint in over 400 palettes. Ralph Lauren Paint is offered at select specialty stores in the U.S. and The Home Depot. The complete color palette, paint how-to's, and a guide to professional painters can be explored online at RalphLaurenPaint.com.
Fragrance
In 1978, we launched the initial fragrances of Lauren for women and Polo for men. Since then, Ralph Lauren fragrances have expanded to capture the essence of Ralph Lauren's men's and women's brands with numerous labels, designed to appeal to a variety of audiences. Ralph Lauren fragrances are available in department stores, specialty and duty free stores, perfumeries, select Ralph Lauren and Polo stores around the world, and online at our Ralph Lauren e-commerce sites, including RalphLauren.com.

Ralph Lauren Restaurants
Ralph Lauren's restaurants translate Mr. Ralph Lauren's distinctive vision into places to gather with family and friends to enjoy fine food. In 1999, the first RL restaurant opened, adjacent to the Ralph Lauren Chicago store on Michigan Avenue. This restaurant exemplifies the timeless design sensibility of Ralph Lauren's world and features classic American "city club" cuisine. In 2010, Ralph's was opened in the courtyard and converted stables of our Paris store on the Blvd. Saint Germain. Ralph's presents Mr. Lauren's favorite American classics in an elegant and glamorous French environment. In August 2014, we opened Ralph's Coffee on the second floor of our Polo Flagship store in New York City, featuring private custom coffee roasts, sandwiches, and sweet treats. The Polo Bar, adjacent to our New York City Polo Flagship store, opened in January 2015 with a menu dedicated to serving seasonal American classics in a setting that pays homage to the sophisticated equestrian heritage of the Ralph Lauren world.
Our Wholesale Segment
Our Wholesale segment sells our products globally to leading upscale and certain mid-tier department stores, specialty stores, and golf and pro shops. We have continued to focus on elevating our brand by improving in-store product assortment and presentation, as well as full-price sell-throughs to consumers. As of the end of Fiscal 2015, our wholesale products were sold through approximately 13,000 doors worldwide and we invested $48 million of capital in related shop-within-shops during Fiscal 2015, primarily in domestic and international department and specialty stores. Our products are also sold through the e-commerce sites of certain of our wholesale customers.
The primary product offerings sold through our wholesale channels of distribution include apparel, accessories, and home furnishings. Our collection brands — Ralph Lauren Women's Collection and Black Label and Men's Purple Label and Black Label — are distributed worldwide through a limited number of premier fashion retailers. Department stores are our major wholesale customers in North America. In Latin America, our wholesale products are sold in department stores and specialty stores. In Europe, our wholesale sales are comprised of a varying mix of sales to both department stores and specialty stores, depending on the country. In Japan, our wholesale products are distributed primarily through shop-within-shops at premier and top-tier department stores. In the Greater China and Southeast Asia region, Australia, and New Zealand, our wholesale products are sold mainly at mid and top-tier department stores. We also distribute our wholesale products to certain licensed stores operated by our partners in Latin America, Asia, Europe, and the Middle East.
We sell the majority of our excess and out-of-season products through secondary distribution channels worldwide, including our retail factory stores.
Worldwide Wholesale Distribution Channels
The following table presents the number of doors by geographic location in which products distributed by our Wholesale segment were sold to consumers in our primary channels of distribution as of March 28, 2015:

Location	Number of Doors
The Americas(a)	7,308
Europe(b)	5,311
Asia(c)	128
Total	12,747

(a)	Includes the U.S., Canada, and Latin America.

(b)	Includes the Middle East.

(c)	Includes Australia and New Zealand.
We have three key wholesale customers that generate significant sales volume. During Fiscal 2015, sales to our largest wholesale customer, Macy's, Inc. ("Macy's"), accounted for approximately 12% and 26% of our total net revenues and total Wholesale net revenues, respectively. Further, during Fiscal 2015, sales to our three largest wholesale customers, including Macy's, accounted for approximately 24% and 52% of our total net revenues and total Wholesale net revenues, respectively.

Our products are sold primarily by our own sales forces. Our Wholesale segment maintains its primary showrooms in New York City. In addition, we maintain regional showrooms in Milan, Paris, London, Munich, Madrid, Stockholm, and Panama.
Shop-within-Shops.    As a critical element of our distribution to department stores, we and our licensing partners utilize shop-within-shops to enhance brand recognition, to permit more complete merchandising of our lines by the department stores, and to differentiate the presentation of our products.
As of March 28, 2015, we had approximately 25,000 shop-within-shops in our primary channels of distribution dedicated to our wholesale products worldwide. The size of our shop-within-shops ranges from approximately 100 to 9,200 square feet. Shop-within-shop fixed assets primarily include items such as customized freestanding fixtures, wall cases and components, decorative items, and flooring. We normally share in the cost of building out these shop-within-shops with our wholesale customers.
Basic Stock Replenishment Program.    Basic products such as knit shirts, chino pants, oxford cloth shirts, select accessories, and home products can be ordered by our wholesale customers at any time through our basic stock replenishment program. We generally ship these products within two to five days of order receipt.
Our Retail Segment
As of March 28, 2015, our Retail segment consisted of 466 directly-operated freestanding stores worldwide, totaling approximately 3.6 million square feet, 536 concession-based shop-within-shops, and 10 e-commerce sites. The extension of our direct-to-consumer reach is one of our primary long-term strategic goals. We operate our retail business using an omni-channel retailing strategy that delivers a seamless and integrated shopping experience with a consistent message of our brands and products to our customers, regardless of whether they are shopping for our products in one of our physical stores or online.
Ralph Lauren Stores
Our Ralph Lauren stores feature a broad range of apparel, accessories, home, watch and jewelry, and fragrance product assortments in an atmosphere reflecting the distinctive attitude and image of the Ralph Lauren, Polo, Double RL, and Denim & Supply brands, including exclusive merchandise that is not sold in department stores. During Fiscal 2015, we opened 11 new Ralph Lauren stores and closed six stores. Our Ralph Lauren stores are primarily situated in major upscale street locations and upscale regional malls, generally in large urban markets.
We operated the following Ralph Lauren stores as of March 28, 2015:

Location	Ralph Lauren Stores
The Americas(a)	58
Europe	27
Asia(b)	58
Total	143

(a)	Includes the U.S. and Canada.

(b)	Includes Australia and New Zealand.
Our nine flagship Ralph Lauren store locations showcase our iconic styles and products and demonstrate our most refined merchandising techniques. In addition to generating sales of our products, our worldwide Ralph Lauren stores establish, reinforce, and capitalize on the image of our brands. Our Ralph Lauren stores range in size from approximately 700 to 38,000 square feet.
Club Monaco Stores
Our Club Monaco stores feature fashion apparel and accessories for both men and women with clean and contemporary signature styles. As of March 28, 2015, we operated 64 Club Monaco retail stores in North America and Europe. Our Club Monaco stores range in size from approximately 900 to 17,400 square feet.

Factory Stores
We extend our reach to additional consumer groups through our 259 factory stores worldwide, which are principally located in major outlet centers. During Fiscal 2015, we added 30 new factory stores and closed six factory stores.
We operated the following factory stores as of March 28, 2015:

Location	Factory Stores
The Americas(a)	165
Europe	54
Asia(b)	40
Total	259

(a)	Includes the U.S. and Canada.

(b)	Includes Australia.
Our worldwide factory stores offer selections of our apparel, accessories, and fragrances. In addition to these product offerings, certain of our factory stores in the Americas offer home furnishings. Our factory stores range in size from approximately 800 to 26,700 square feet.
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
As of March 28, 2015, we had 536 concession-based shop-within-shops at 236 retail locations dedicated to our products, which were located in Asia, Australia, New Zealand, and Europe. The size of our concession-based shop-within-shops ranges from approximately 200 to 6,000 square feet. We may share in the cost of building out certain of these shop-within-shops with our department store partners.
E-commerce Websites
In addition to our stores, our Retail segment sells products online through our e-commerce channel, which includes:

•	Our North American e-commerce sites located at www.RalphLauren.com and www.ClubMonaco.com, as well as our Club Monaco site in Canada located at www.ClubMonaco.ca;

•
Our Ralph Lauren e-commerce sites in Europe, including www.RalphLauren.co.uk (servicing the United Kingdom), www.RalphLauren.fr (servicing Belgium, France, Italy, Luxembourg, the Netherlands, Portugal, and Spain), and www.RalphLauren.de (recently expanded to service Denmark, Estonia, Finland, Latvia, Slovakia, and Sweden, in addition to servicing Austria and Germany); and

•
Our Ralph Lauren e-commerce sites in Asia, including www.RalphLauren.co.jp (servicing Japan), www.RalphLauren.co.kr (servicing South Korea), www.RalphLauren.asia (servicing Hong Kong, Macau, Malaysia, and Singapore), and www.RalphLauren.com.au (servicing Australia and New Zealand).

Our Ralph Lauren e-commerce sites in the U.S., Europe, and Asia offer our customers access to a broad array of Ralph Lauren, Double RL, Polo, and Denim & Supply apparel, accessories, fragrance, and home products, and reinforce the luxury image of our brands. While investing in e-commerce operations remains a primary focus, it is an extension of our investment in the integrated omni-channel strategy used to operate our overall retail business, in which our e-commerce operations are interdependent with our physical stores.
Our Club Monaco e-commerce sites in the U.S. and Canada offer our domestic and Canadian customers access to our global assortment of Club Monaco apparel and accessories product lines, as well as select online exclusives.

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
We grant our product licensees the right to manufacture and sell at wholesale specified categories of products under one or more of our trademarks. We grant our international geographic area licensing partners exclusive rights to distribute certain brands or classes of our products and operate retail stores in specific international territories. These geographic area licensees source products from us, our product licensing partners, and independent sources. Each licensing partner pays us royalties based upon its sales of our products, generally subject to a minimum royalty requirement for the right to use our trademarks and design services. In addition, our licensing partners may be required to allocate a portion of their revenues to advertising our products and sharing in the creative costs associated with these products. Larger allocations are required in connection with launches of new products or in new territories. Our license agreements generally have one to five-year terms and may grant the licensees conditional renewal options.
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
Approximately 44% of our licensing revenue for Fiscal 2015 was earned from our four largest licensing partners: Luxottica Group, S.p.A., L'Oreal S.A., Peerless, Inc., and Hanesbrands, Inc. The following table lists our largest licensing agreements as of March 28, 2015. Except as noted in the table, these product licenses cover North America only.

Category	Licensed Products	Licensing Partners
Men's Apparel	Underwear and Sleepwear	Hanesbrands, Inc.
	Chaps, Lauren, and Ralph Tailored Clothing	Peerless, Inc.

Beauty Products	Fragrances, Cosmetics, Color, and Skin Care	L'Oreal S.A. (global)

Accessories	Eyewear	Luxottica Group, S.p.A. (global)

Home(a)	Bedding and Bath	Ichida (Japan) and Kohl's Department Stores, Inc.
	Utility and Blankets	Hollander Sleep Products LLC and Kohl's Department Stores, Inc.
	Fabric and Wallpaper	Designers Guild Ltd. and P. Kaufmann, Inc.
	Furniture	EJ Victor, Inc.

(a)
Our Home products are sold under our Ralph Lauren Home, Lauren by Ralph Lauren, and Chaps brands. As of March 28, 2015, we had agreements with eight domestic and three international Home product licensing partners.

International Licensing
We believe that international markets offer additional opportunities for our iconic designs and lifestyle image. Our international licensing partners acquire the right to sell, promote, market, and/or distribute various categories of our products in a given geographic area. These rights may include the right to own and operate retail stores. As of March 28, 2015, our international licensing partners operated 72 Ralph Lauren stores, 23 Ralph Lauren concession shops, and 119 Club Monaco stores and shops.

Product Design
Our products reflect a timeless and innovative interpretation of American style with a strong international appeal. Our consistent emphasis on new and distinctive design has been an important contributor to the prominence, strength, and reputation of the Ralph Lauren brands.
Our Ralph Lauren products are designed by, and under the direction of, Mr. Ralph Lauren and our design staff. We form design teams around our brands and product categories to develop concepts, themes, and products for each brand and category. Through close collaboration with merchandising, sales, and production staff, these teams support all three segments of our business — Wholesale, Retail, and Licensing — in order to gain market information and other valuable input.
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
We advertise in consumer and trade print and digital media, and participate in cooperative advertising on a shared cost basis with some of our retail and licensing partners. We also provide point-of-sale fixtures and signage to our wholesale customers to enhance the presentation of our products at their retail locations. In addition, when our licensing partners are required to spend an amount equal to a percentage of their licensed product sales on advertising, we coordinate the advertising placement on their behalf. We believe our investments in shop-within-shop environments and retail stores, including our global flagship locations, contribute to and enhance the themes of our brands to consumers. We expensed approximately $275 million related to the advertising and marketing of our products in Fiscal 2015.
We also conduct a variety of public relations activities. Each spring and fall, our Ralph Lauren Women's Collection is presented during New York Fashion Week. In Fiscal 2015, we hosted a unique New York Fashion Week experience in Central Park to debut our Polo for Women Spring 2015 collection using groundbreaking projection technology. Towering above Manhattan, the water-screen runway projection was captured by hundreds of spectators and shared internationally via news outlets and social media, resulting in over two billion global media impressions. To debut our Polo for Women Fall 2015 collection, we hosted an exclusive presentation that was attended by top tier press, celebrities, high-profile models, and digital influencers. During Fiscal 2015, we also presented our Fall 2015 Collection at our breathtaking Palazzo in Milan during Milan Fashion Week. These fashion events, in addition to celebrity red carpet dressing moments, model appearances, as well as events hosted in-store and in our newly opened restaurant in New York, The Polo Bar, generate extensive domestic and international media and social coverage.
We continue to be the official outfitter for all on-court officials at both the Wimbledon and the U.S. Open tennis tournaments. Both tournaments provide worldwide exposure for our brand in a relevant lifestyle environment. We also continue to be the exclusive Official Parade Outfitter for the U.S. Olympic and Paralympic Teams, with the right to manufacture, distribute, advertise, promote, and sell products in the U.S. which replicate the Parade Outfits and associated leisure wear. Most recently, we dressed Team U.S.A. for the 2014 Winter Olympic Games in Sochi and activities have already started to dress the team for the 2016 Summer Olympic Games to be held in Rio. As part of our involvement with Team U.S.A., we have established a partnership with athletes serving as brand ambassadors and as the faces of our advertising, marketing, and public relations campaigns.

Under our agreement with the United States Golf Association ("USGA"), we continue to be the official apparel outfitter for the USGA and the U.S. Open Championships and serve as the championship's largest on-site apparel supplier. Additionally, under our agreement with The Royal & Ancient, we are an Official Patron of The Open Championship that is played annually on British links golf courses. As part of this agreement, we are outfitting all officials and staff members at The Open Championship and are serving as the championship's largest on-site apparel retailer. We believe our partnerships with such prestigious global golf tournaments reinforce our brand's sporting heritage in a truly authentic way and serve to connect our Company and brands to our consumers through their individual areas of passion.
Sourcing, Production and Quality
We contract for the manufacture of our products and do not own or operate any production facilities. Over 700 different manufacturers worldwide produce our apparel, accessories, and home products, with no one manufacturer providing more than approximately 4% of our total production during Fiscal 2015. We source both finished products and raw materials. Raw materials include fabric, buttons, and other trim. Finished products consist of manufactured and fully assembled products ready for shipment to our customers. In Fiscal 2015, less than 3% of our products (by dollar value) were produced in the U.S., and over 97% of our products (by dollar value) were produced outside the U.S., primarily in Asia, Europe, and Latin America. See "Import Restrictions and Other Government Regulations" and Item 1A — "Risk Factors — Risks Related to Our Business — Our business is subject to risks associated with importing products and could suffer as a result of increases in the price of raw materials, freight, or labor; or a manufacturer's inability to produce our goods on time and to our specifications."
Most of our businesses must commit to the manufacturing of our garments before we sell finished goods, whether to wholly-owned retail stores or to wholesale customers. We also must commit to the purchase of fabric from mills well in advance of our sales. If we overestimate our primary customers' demand for a particular product or the need for a particular fabric or yarn, we may sell the excess products or garments made from such fabric or yarn in our factory stores or through other secondary distribution channels.
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
Competition
Competition is very strong in the segments of the fashion and consumer product industries in which we operate. We compete with numerous designers and manufacturers of apparel and accessories, fragrances, and home furnishing products, both domestic and international. Some of our competitors may be significantly larger and have substantially greater resources than us. We compete primarily on the basis of fashion, quality, value, and service, which depend on our ability to:

•	anticipate and respond to changing consumer demands in a timely manner;

•	maintain favorable brand recognition, loyalty, and reputation for quality;

•	develop and produce high quality products that appeal to consumers;

•	appropriately source raw materials at cost-effective prices;

•	appropriately price our products;

•	provide strong and effective marketing support;

•	ensure product availability; and

•	obtain additional points of distribution and sufficient retail floor space, and effectively present our products to consumers.
See Item 1A — "Risk Factors — Risks Relating to the Industry in Which We Compete — We face intense competition worldwide in the markets in which we operate."

Distribution
To facilitate global distribution, our products are shipped from manufacturers to a network of distribution centers around the world for inspection, sorting, packing, and delivery to our retail locations and wholesale customers. This network includes the following primary distribution facilities:

Geographic Region	Facility Type	Facility Location	Facility Ownership
U.S.	Wholesale and Retail distribution center	Greensboro, North Carolina	Owned
	Wholesale distribution center	High Point, North Carolina	Leased
	E-commerce distribution center	High Point, North Carolina(a)	Owned
	Distribution center	Chino Hills, California	Third-party
	Distribution center	Miami, Florida	Third-party
Canada	Distribution center	Toronto, Ontario(b)	Third-party
Europe	Distribution center	Parma, Italy(c)	Third-party
Japan	Distribution center	Yokohama, Japan(d)	Third-party
South Korea	Distribution center	Bugok, South Korea(e)	Leased
Greater China and Southeast Asia(f)	Distribution center	Tuen Mun, Hong Kong(g)	Third-party
Latin America	Distribution center	Colón, Panama	Third-party

(a)	This distribution center performs customer order fulfillment for RalphLauren.com and ClubMonaco.com.

(b)	This distribution center performs customer order fulfillment for our businesses in Canada, including our e-commerce operations.

(c)	This distribution center performs customer order fulfillment for our European businesses, including our e-commerce operations.

(d)	This distribution center performs customer order fulfillment for our businesses in Japan, including our e-commerce operations.

(e)	This distribution center performs customer order fulfillment for our businesses in South Korea, including our e-commerce operations.

(f)	Includes China, Hong Kong, Macau, Malaysia, the Philippines, Singapore, Taiwan, Thailand, and Vietnam.

(g)	This distribution center performs customer order fulfillment for our businesses in Greater China and Southeast Asia, Australia, and New Zealand, including our e-commerce operations.

In addition to the above distribution centers, during the first quarter of Fiscal 2015, we entered into a lease for a new domestic distribution facility in North Carolina to support future business growth. We expect to take possession of this property during the second quarter of Fiscal 2016.
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
In the U.S. and Europe, we utilize an automated replenishment system to facilitate the processing of basic stock replenishment orders from our Retail segment and wholesale customers, the movement of goods through distribution channels, and the collection of information for planning and forecasting purposes. In the U.S. and Europe, we also utilize an automated allocation system to facilitate the flow of inventory for our Retail segment.
We are in the process of implementing a global operating and financial reporting information technology system, SAP, as part of a multi-year plan to integrate and upgrade our systems and processes. The implementation of this global system is scheduled to occur in phases over the next several years. During Fiscal 2015, we continued to migrate certain areas of our business to SAP, including global merchandise procurement and customer order management and record-to-report for our North American wholesale operations. We are also in the process of executing the migration of our European operations to SAP, which will be completed in stages over the next several years.
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
Wholesale Backlog
We generally receive wholesale orders approximately three to five months prior to the time the products are delivered to customers, with the exception of orders received through our basic stock replenishment program, which ship within two to five days of order receipt. Our wholesale orders are generally subject to broad cancellation rights. Our total backlog was approximately $1.6 billion and $1.5 billion as of March 28, 2015 and March 29, 2014, respectively. We expect that substantially all of our backlog orders as of March 28, 2015 will be filled within the next fiscal year.
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
Trademarks
We own the RALPH LAUREN, POLO, POLO BY RALPH LAUREN DESIGN, and the famous polo player astride a horse trademarks in the U.S. and approximately 120 countries worldwide. Other trademarks that we own include:

•	PURPLE LABEL;

•	BLACK LABEL;

•	BLUE LABEL;

•	DOUBLE RL;

•	RRL;

•	RLX;

•	LAUREN RALPH LAUREN;

•	DENIM & SUPPLY RALPH LAUREN;

•	PINK PONY;

•	LAUREN;

•	RALPH;

•	CHAPS;

•	CLUB MONACO;

•	RUGBY;

•	AMERICAN LIVING; and

•	Various trademarks pertaining to fragrances and cosmetics.
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
In markets outside of the U.S., our rights to some or all of our trademarks may not be clearly established. In the course of our international expansion, we have experienced conflicts with various third parties who have acquired ownership rights in certain trademarks, including POLO and/or a representation of a Polo Player Design, which impede our use and registration of our principal trademarks. While such conflicts are common and may arise again from time to time as we continue our international expansion, we have, in general, successfully resolved such conflicts in the past through both legal action and negotiated settlements with third-party owners of the conflicting marks (see Item 1A — "Risk Factors — Risks Related to Our Business — Our trademarks and other intellectual property rights may not be adequately protected outside the U.S." and Item 3 — "Legal Proceedings" for further discussion). Although we have not suffered any material restraints or restrictions on doing business in desirable markets in the past, we cannot assure that significant impediments will not arise in the future as we expand product offerings and introduce trademarks to new markets.

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
We are also subject to other international trade agreements and regulations, such as the North American Free Trade Agreement, the Central American Free Trade Agreement, the Caribbean Basin Initiative, and other special trade programs. A portion of our imported products are eligible for certain of these duty-advantaged programs. In addition, each of the countries in which our products are sold have laws and regulations covering imports. Because the U.S. and the other countries in which our products are manufactured and sold may, from time to time, impose new duties, tariffs, surcharges, or other import controls or restrictions, including the imposition of a "safeguard quota," or adjust presently prevailing duty or tariff rates or levels, we maintain a program of intensive monitoring of import restrictions and opportunities. We seek to minimize our potential exposure to import related risks through, among other measures, adjustments in product design and fabrication, shifts of production among countries and manufacturers, and through geographical diversification of our sources of supply.
As almost all of our products are manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations or executive action affecting textile agreements, or changes in sourcing patterns resulting from the elimination of quotas, could adversely affect our operations. See Item 1A — "Risk Factors — Risks Related to Our Business — Our ability to conduct business in international markets may be affected by legal, regulatory, political, and economic risks" and "Risk Factors — Risks Related to Our Business — Our business is subject to risks associated with importing products and could suffer as a result of increases in the price of raw materials, freight, or labor; or a manufacturer's inability to produce our goods on time and to our specifications."
Apparel and other products sold by us are also subject to regulation in the U.S. and other countries by other governmental agencies, including, in the U.S., the Federal Trade Commission, the U.S. Fish and Wildlife Service, and the Consumer Products Safety Commission, including the Consumer Product Safety Improvement Act, which imposes limitations on the permissible amounts of lead and phthalates allowed in children's products. These regulations relate principally to product labeling, licensing requirements, and consumer product safety requirements and regulatory testing, particularly with respect to products used by children. Any failure to comply with such requirements could result in significant penalties and require us to recall products, which could have a material adverse effect on our business or operating results. We believe that we are in substantial compliance with these regulations, as well as applicable federal, state, local, and foreign rules and regulations governing the discharge of materials hazardous to the environment. We do not estimate any significant capital expenditures for environmental control matters either in the next fiscal year or in the near future. Our licensed products, licensing partners, buying/sourcing agents, and the vendors and factories with which we contract for the manufacture and distribution of our products are also subject to regulation. Our agreements require our licensing partners, buying/sourcing agents, vendors, and factories to operate in compliance with all applicable laws and regulations, and we are not aware of any violations which could reasonably be expected to have a material adverse effect on our business or operating results.
We are also subject to disclosure and reporting requirements, established under existing or new federal or state laws, such as the requirements to identify the origin and existence of certain "conflict minerals" under the Dodd-Frank Wall Street Reform and Consumer Protection Act, and disclosures of abusive labor practices in portions of our supply chain under the California Transparency in Supply Chains Act. While we require our suppliers to operate in compliance with all applicable laws and our operating guidelines which promote ethical and socially responsible business practices, any violation of labor, environmental, health, and safety or other laws, or any divergence by an independent supplier's labor practices from generally accepted industry standards, could damage our reputation, disrupt our sourcing capabilities, and increase the cost of doing business, adversely affecting our results of operations.
Although we have not suffered any material restriction from doing business in desirable markets in the past, we cannot assure that significant impediments will not arise in the future as we expand product offerings and introduce additional trademarks to new markets.

Employees
As of March 28, 2015, we had approximately 25,000 employees, comprised of approximately 15,000 full-time and approximately 10,000 part-time employees. Approximately 15,000 of our employees are located in the U.S. and approximately 10,000 are located in foreign countries. Approximately 30 of our U.S. production and distribution employees in the womenswear business are members of Workers United (which was previously known as UNITE HERE) under an industry association collective bargaining agreement, which our womenswear subsidiary has adopted. We consider our relations with both our union and non-union employees to be good.

Executive Officers
The following are our current executive officers and their principal recent business experience:

Ralph Lauren	Age 75
Mr. Lauren has been our Chairman of the Board of Directors and Chief Executive Officer since prior to our initial public offering in 1997, and was a member of the Advisory Board of the Board of Directors of our predecessors since their organization. He founded our business in 1967. For over four decades, Mr. Lauren has cultivated the iconography of America into a global lifestyle brand.

Jackwyn L. Nemerov	Age 63
Ms. Nemerov has been our President and Chief Operating Officer since November 2013 and a director of the Company since February 2007. She served as Executive Vice President of the Company from September 2004 through October 2013. Ms. Nemerov was President & Chief Operating Officer of Jones Apparel Group, Inc. from January 1998 until March 2002. Prior to that, Ms. Nemerov was affiliated with Allied Stores, Bernard Chaus, and Gloria Vanderbilt for Murjani. Ms. Nemerov currently serves as a member of the board of governors of The New School University's Parsons School of Design.

Christopher H. Peterson	Age 48
Mr. Peterson has been our President of Global Brands since April 2015. He served as our Executive Vice President, Chief Administrative Officer and Chief Financial Officer from November 2013 through March 2015, and was Senior Vice President and Chief Financial Officer of the Company from September 2012 through October 2013. From 1992 to 2012, Mr. Peterson held various positions with The Procter & Gamble Company, most recently serving as Vice President and Chief Financial Officer of its Global Household Care division.

Valérie Hermann	Age 52
Ms. Hermann has been our President of Luxury Collections since April 2014. She was President and Chief Executive Officer of Reed Krakoff Co. from April 2011 through March 2014. From 2005 to 2011, Ms. Hermann served as Chief Executive Officer of Saint Laurent Paris. Prior to that, she held various positions at LVMH Moët Hennessy Louis Vuitton, including Director of Women's Ready to Wear at Dior.

Mitchell A. Kosh	Age 65
Mr. Kosh has been our Executive Vice President and Chief Administrative Officer since April 2015. He served as our Executive Vice President of Human Resources from March 2014 through March 2015, and was Senior Vice President of Human Resources of the Company from July 2000 through February 2014. Mr. Kosh was Senior Vice President of Human Resources of Conseco, Inc. from February 2000 to July 2000. Prior to that time, Mr. Kosh held executive human resource positions with the Venator Group, Inc. starting in 1996.

Robert L. Madore	Age 50
Mr. Madore has been our Senior Vice President and Chief Financial Officer since April 2015. He served as Senior Vice President of Finance of the Company from December 2010 through March 2015, and was Senior Vice President of Operations and Chief Financial Officer of the Company’s retail division from 2004 to December 2010. From 2001 to 2003, Mr. Madore was Chief Operating Officer and Chief Financial Officer of Futurebrand, a division of Mccann Ericsson Worldwide. Prior to that, he held various executive management positions at Nine West Group, Inc. starting in 1995.

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
We may not fully realize the expected cost savings and/or operating efficiencies from our restructuring plans.
We plan to continue to implement restructuring plans to support key strategic initiatives, such as our recently announced planned transition to a global brand-based operating structure, as discussed in Item 1 — "Business — Recent Developments." These restructuring plans are designed to maintain long-term sustainable growth by enhancing our operating effectiveness and efficiency and reducing our operating costs. Restructuring plans present significant potential risks that may impair our ability to achieve anticipated operating enhancements and/or cost reductions, or otherwise harm our business, including:

•	higher than anticipated costs in implementing planned workforce reductions, particularly in highly regulated locations outside the U.S.;

•	higher than anticipated lease termination and store closure costs (see "Our business is subject to risks associated with leasing real estate and other assets under long-term, non-cancellable leases");

•	failure to meet operational targets or customer requirements due to the loss of employees or inadequate transfer of knowledge;

•	failure to maintain adequate controls and procedures while executing our restructuring plans;

•	diversion of management attention from ongoing business activities and/or a decrease in employee morale; and

•	attrition beyond any planned reduction in workforce.
If we are not successful in implementing and managing our restructuring plans, we may not be able to achieve targeted operating enhancements and/or cost reductions, which could adversely impact our business, results of operations, and financial condition.

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
In Europe, we lack the large wholesale distribution channels we have in the U.S., and we may have difficulty developing and maintaining successful distribution strategies and alliances in certain major European countries. In Asia, our primary mode of distribution is via a network of shops located within leading department stores. As we operate a direct-to-consumer business in this region and face established competitors, who in some cases maintain licensing relationships with such department stores, we may have difficulty in successfully retaining this network and expanding into alternate distribution channels. In addition, certain of the international countries in which we operate, particularly in Asia, have unique operational characteristics that vary from the U.S., including but not limited to employment and labor, transportation, logistics, acquiring store locations, and legal requirements, which may pose challenges to the execution and success of our related growth strategies. Further, macroeconomic trends may not be favorable and could limit our ability to implement our growth strategies in select geographies where we have foreign operations, such as Europe, Asia, Australia, New Zealand, Canada, and Latin America.
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
Our ability to capitalize on growth in new international markets and to maintain our current level of operations in our existing international markets is subject to certain risks associated with operating in various international locations. These include, but are not limited to:

•	the burdens of complying with a variety of foreign laws and regulations, including trade, labor, and product safety trading restrictions;

22

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
We generally purchase our products in U.S. Dollars. However, we source most of our products overseas. As a result, the cost of these products may be affected by changes in the value of the relevant currencies. Changes in currency exchange rates may also impact consumers' willingness or ability to travel abroad and/or purchase our products while traveling, as well as affect the U.S. Dollar value of the foreign currency denominated prices at which our international businesses sell products. In addition, the operating results of our international subsidiaries are exposed to foreign exchange rate fluctuations as their financial results are translated from the respective local currency into U.S. Dollars during the financial statement consolidation process. Foreign currencies that we are exposed to from a transactional and translational perspective primarily include the Euro, the Japanese Yen, the South Korean Won, the Australian Dollar, the Canadian Dollar, the Swiss Franc, the British Pound Sterling, the Chinese Renminbi, and the Hong Kong Dollar. Our international expansion will increase our exposure to foreign currency fluctuations. Although we hedge certain exposures to changes in foreign currency exchange rates arising in the ordinary course of business, we cannot fully anticipate all of our currency exposures and therefore foreign currency fluctuations may have a material adverse impact on our business, results of operations, and financial condition. In addition, factors that could impact the effectiveness of our hedging activities include the volatility of currency markets, the accuracy of forecasted transactions, and the availability of hedging instruments. As such, our hedging activities may not completely mitigate the impact of foreign currency fluctuations on our results of operations. See Item 7 — "Management's Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Management."
A data security or privacy breach could damage our reputation and our relationships with our customers, expose us to litigation risk, and adversely affect our business.
We are dependent on information technology systems and networks, including the Internet, for a significant portion of our direct-to-consumer sales, including our e-commerce operations and retail business credit card transaction authorization and processing. We are also responsible for storing data relating to our customers and employees and rely on third parties for the operation of our e-commerce websites and for the various social media tools and websites we use as part of our marketing strategy. In our normal course of business, we often collect, retain, and transmit certain sensitive and confidential customer information, including credit card information, over public networks. There is significant concern by consumers, employees, and lawmakers alike over the security of personal information transmitted over the Internet, consumer identity theft, and user privacy. Despite the security measures we currently have in place, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other Internet or email events. Any perceived or actual electronic or physical security breach involving the misappropriation, loss, or other unauthorized disclosure of confidential or personally identifiable information, including penetration of our network security, whether by us or by a third party, could disrupt our business, severely damage our reputation and our relationships with our customers, expose us to risks of litigation, fines and penalties, and liability, and result in deterioration in our employees' and customers' confidence in us, and adversely affect our business, results of operations, and financial condition. Since we do not control third-party service providers and cannot guarantee that no electronic or physical computer break-ins and security breaches will occur in the future, any perceived or actual unauthorized disclosure of personally identifiable information regarding our customers or website visitors could harm our reputation and credibility, reduce our e-commerce net sales, impair our ability to attract website visitors, and reduce our ability to attract and retain customers. As these threats develop and grow, we may find it necessary to make significant further investments to protect data and infrastructure. In addition, as the regulatory environment relating to information security and privacy is becoming increasingly demanding, we may also incur significant costs in complying with the various applicable state, federal, and foreign laws regarding protection of, and unauthorized disclosure of, personal information.
Risks and uncertainties associated with the implementation of information systems may negatively impact our business.
We are continually improving and upgrading our computer systems and software. For example, we are in the process of implementing a global operating and financial reporting information technology system, SAP, as part of a multi-year plan to integrate and upgrade our operational and financial systems and processes, which began during our fiscal year ended April 2, 2011. During Fiscal 2015, we continued to migrate certain areas of our business to SAP, including global merchandise procurement, customer order management, and record-to-report for our North American wholesale operations. We are also in the process of executing the migration of our European operations to SAP, which will be completed in stages over the next several years. In addition to implementing SAP, we are also in the process of building an in-house global e-commerce platform as part of our plan to further enhance our omni-channel capabilities. Rollout of the new global e-commerce platform is expected to be completed by early 2018.
Implementation of new information systems, such as the global e-commerce platform and global operating and financial reporting system currently being implemented, involves risks and uncertainties. Any disruptions, delays, or deficiencies in the design or implementation of such systems could result in increased costs, disruptions in the sourcing, sale, and shipment of our product, delays in the collection of cash from our customers, and/or adversely effect on our ability to timely report our financial results, all of which could materially adversely affect our business, results of operations, and financial condition.
Our business could suffer if our computer systems and websites are disrupted or cease to operate effectively.
We are dependent on our computer systems to record and process transactions and manage and operate our business, including in designing, marketing, manufacturing, importing, tracking, and distributing our products, processing payments, and accounting for and reporting results. We also utilize an automated replenishment system to facilitate the processing of basic replenishment orders from our Retail segment and our wholesale customers, the movement of goods through distribution channels, and the collection of information for planning and forecasting. In addition, we have e-commerce and other Internet websites in North America, Europe, and Asia, including Australia and New Zealand, and have plans for additional e-commerce sites in Asia and other parts of the world. Given the complexity of our business and the significant number of transactions that we engage in on a daily basis, it is imperative that we maintain uninterrupted operation of our computer hardware and software systems. Despite our preventative efforts, our systems are vulnerable to damage or interruption from, among other things, security breaches, computer viruses, malfunctions, or power outages. Any material disruptions in our information technology systems could have a material adverse effect on our business, results of operations, and financial condition.
The success of our business depends on our ability to retain the value of our brands, to continue to develop products that resonate with our existing customers and attract new customers, and to provide a seamless shopping experience to our customers.
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
We do not own or operate any manufacturing facilities and depend exclusively on independent third parties for the manufacture of our products. Our products are manufactured to our specifications through arrangements with over 700 foreign manufacturers in various countries. In Fiscal 2015, over 97% of our products (by dollar value) were produced outside the U.S., primarily in Asia, Europe, and Latin America. Risks inherent in importing our products include:

•	changes in social, political, and economic conditions or terrorist acts that could result in the disruption of trade from the countries in which our manufacturers or suppliers are located;

•	the imposition of additional regulations relating to imports or exports, and costs of complying with laws relating to the identification and reporting of the sources of minerals used in our products;

•	the imposition of additional duties, taxes, and other charges on imports or exports;

•	significant fluctuations in the cost of raw materials;

•	increases in the cost of labor, fuel, travel, and transportation;

•	disruptions of shipping and international trade caused by natural and man-made disasters;

•	significant delays in the delivery of cargo due to security considerations;

•	pandemic and epidemic diseases, which could result in closed factories, reduced workforces, scarcity of raw materials, and scrutiny or embargoing of goods produced in infected areas;

•	the imposition of anti-dumping or countervailing duty proceedings resulting in the potential assessment of special anti-dumping or countervailing duties; and

•	the imposition of sanctions in the form of additional duties either by the U.S. or its trading partners to remedy perceived illegal actions by national governments.
Any one of these factors could have a material adverse effect on our business, results of operations, and financial condition.
In addition, the inability of a manufacturer to ship orders of our products in a timely manner or to meet our strict quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries, or a substantial reduction in purchase prices, any of which could have a material adverse effect on our business, results of operations, and financial condition. Prices of raw materials used to manufacture our products may also fluctuate, and increases in prices of such raw materials could have a material adverse effect on our cost of sales. Furthermore, the cost of labor at many of our third-party manufacturers has been increasing significantly and, as the middle class in developing countries such as China continues to grow, it is unlikely that such cost pressure will abate. The cost of transportation remains high as well, and it is likely that such cost will fluctuate significantly if oil prices remain volatile. We may not be able to offset such increases in raw materials, freight, or labor costs through pricing actions or other means.
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
We sell our wholesale merchandise primarily to major department stores across North America, Europe, Asia, Australia, and Latin America and extend credit based on an evaluation of each wholesale customer's financial condition, usually without requiring collateral. However, the financial difficulties of a wholesale customer could cause us to limit or eliminate our business with that customer. We may also assume more credit risk relating to that customer's receivables. During Fiscal 2015, sales to our largest wholesale customer, Macy's, accounted for approximately 12% of total net revenues. Further, sales to our three largest wholesale customers, including Macy's, accounted for approximately 24% of total net revenues for Fiscal 2015, and constituted approximately 37% of our total gross trade accounts receivable outstanding as of March 28, 2015. Our inability to collect on our trade accounts receivable from any one of these customers could have a material adverse effect on our business, results of operations, and financial condition. See Item 1 — "Business — Wholesale Credit Control."
Uncertain economic conditions could have a negative impact on our major customers, suppliers, and lenders, which in turn could materially adversely affect our business, results of operations, and financial condition.
The uncertain state of the global economy continues to impact businesses around the world. The current global political and economic environments have resulted in continued economic unpredictability in the U.S., Europe, and Asia. Although we believe that our cash provided by operations and available borrowing capacity under our credit facilities and commercial paper borrowing program will provide us with sufficient liquidity through the current global economic uncertainty, the impact of economic conditions on our major customers, suppliers, and lenders and their ability to access global capital markets cannot be predicted. The inability of major manufacturers to ship our products could impair our ability to meet the delivery date requirements of our customers. Deterioration in global financial markets could affect our ability to access sources of liquidity to provide for our future cash needs, increase the cost of any future financing, or cause our lenders to be unable to meet their funding commitments under our credit facilities. A disruption in the ability of our significant customers to access liquidity could cause serious disruptions or an overall deterioration of their businesses which could lead to a significant reduction in their future orders of our products and the inability or failure on their part to meet their payment obligations to us, any of which could have a material adverse effect on our business, results of operations, and financial condition.
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
We have significant undistributed earnings held by our subsidiaries outside the U.S. As of March 28, 2015, we had $1.144 billion in cash, cash equivalents, and short-term investments, of which $1.109 billion were held by our subsidiaries domiciled outside the U.S. We currently intend to reinvest these funds in order to fund strategic initiatives, working capital requirements, and debt repayments (both third-party and intercompany) of such foreign subsidiaries. However, if our plans change and we choose to repatriate any funds to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.
Our Company has an exclusive relationship with certain customers for some of our products. The loss or significant decline in business of these customers could negatively impact our business.
We have exclusive relationships with certain customers for the distribution of some of our products. Our arrangement with these companies makes us dependent on those companies' financial and operational health for the sale of such products. The loss of these relationships could have an adverse effect on our business.
Our business could suffer as a result of consolidations, liquidations, restructurings, and other ownership changes in the retail industry.
Several of our department store customers, including some under common ownership, account for a significant portion of our wholesale net sales. A substantial portion of sales of our licensed products by our domestic licensing partners are also made to our largest department store customers. During Fiscal 2015, sales to our largest wholesale customer, Macy's, accounted for approximately 12% of total net revenues. Further, sales to our three largest wholesale customers, including Macy's, accounted for approximately 24% of total net revenues for Fiscal 2015, and constituted approximately 37% of our gross trade accounts receivable outstanding as of March 28, 2015. There can be no assurance that consolidations, restructurings, reorganizations, or other ownership changes in the department store sector will not have a material adverse effect on our wholesale business.
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
We have operations, including retail, distribution, and warehousing operations, in locations subject to natural disasters, such as severe weather, geological events, and pandemic and epidemic diseases, that could disrupt our operations. In addition, our suppliers and customers also have operations in these locations and could experience similar disruptions. The occurrence of natural events may result in sudden disruptions in the business operations of the local economies affected, as well as of the regional and global economies. In addition, our business is affected by unseasonable weather conditions, such as extended periods of unseasonably warm temperatures in the winter or unseasonably cold temperatures in the summer. Such natural events, including unseasonable weather conditions, could result in decreased demand for our products and disruptions in our sales channels and manufacturing and distribution networks, which could have a material adverse effect on our business, results of operations, and financial condition.
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
Our business is subject to risks associated with leasing real estate and other assets under long-term, non-cancellable leases.
We generally operate most of our retail stores under long-term, non-cancellable leasing arrangements. Our leases typically require us to make minimum rental payments, and often contingent rental payments based upon sales. In addition, our leases generally require us to pay our proportionate share of the cost of insurance, taxes, maintenance, and utilities. We generally cannot cancel our leases at our option. If an existing store is not profitable, and we decide to close it, we may be required to record an impairment charge and/or exit costs associated with the disposal of the store. In addition, we may remain obligated under the applicable lease for, among other things, payment of the base rent for the remaining lease term. Such costs and obligations related to the early termination of our leases could have a material adverse effect on our business, results of operations, and financial condition.

The voting shares of our Company's stock are concentrated in one majority stockholder.
As of March 28, 2015, Mr. Ralph Lauren, or entities controlled by the Lauren family, held approximately 81% of the voting power of the outstanding common stock of our Company. Mr. Ralph Lauren also serves as our Chairman of the Board and Chief Executive Officer, Mr. Ralph Lauren's son, David Lauren, is a director on our Board, and we employ other members of the Lauren family. From time to time, we may have other business dealings with Mr. Ralph Lauren, members of the Lauren family, or entities affiliated with Mr. Ralph Lauren or the Lauren family. As a result of his stock ownership and position in our Company, Mr. Ralph Lauren has the ability to exercise significant control over our business, including, without limitation, (i) the election of our Class B common stock directors, voting separately as a class and (ii) any action requiring the approval of our stockholders, including the adoption of amendments to our certificate of incorporation and the approval of mergers or sales of all or substantially all of our assets.
The trading prices of our securities periodically may rise or fall based on the accuracy of predictions of our earnings or other financial performance, including our ability to return value to shareholders.
Our business planning process is designed to maximize our long-term strength, growth, and profitability, and not to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term focus is in the best interests of our Company and our stockholders. At the same time, however, we recognize that, from time to time, it may be helpful to provide investors with guidance as to our quarterly and annual forecast of net sales and earnings. While we generally expect to provide updates to our guidance when we report our results each fiscal quarter, we do not have any responsibility to update any of our forward-looking statements at such times or otherwise. If, or when, we announce actual results that differ from those that have been predicted by us, outside analysts, or others, the market price of our securities could be adversely affected. Investors who rely on these predictions when making investment decisions with respect to our securities do so at their own risk. We take no responsibility for any losses suffered as a result of such changes in the prices of our securities.
We periodically return value to shareholders through our common stock share repurchases and payment of quarterly cash dividends. Investors may have an expectation that we will repurchase all shares available under our Class A common stock repurchase program and/or that we will further increase our quarterly cash dividend. The market price of our securities could be adversely affected if our Class A common stock share repurchase activity and/or cash dividend rate differs from investors' expectations.
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
The industries in which we operate are cyclical. Many economic factors outside of our control affect the level of consumer spending in the apparel, cosmetic, fragrance, accessory, jewelry, watch, and home product industries, including, among others:

•	general business conditions;

•	economic downturns;

•	employment levels;

•	downturns in the stock market;

•	interest rates;

•	foreign currency exchange rates;

•	the housing market;

•	consumer debt levels;

•	the availability of consumer credit;

•	increases in fuel prices;

•	taxation; and

•	consumer confidence in future economic conditions.
Consumer purchases of discretionary items and luxury retail products, including our products, tend to decline during recessionary periods and at other times when disposable income is lower. Unfavorable economic conditions may also reduce consumers' willingness and ability to travel to major cities and vacation destinations in which our stores are located. A downturn or an uncertain outlook in the economies in which we, or our licensing partners, sell our products may materially adversely affect our business, results of operations, and financial condition. See Item 7 — "Management's Discussion and Analysis of Financial Condition and Results of Operations — Global Economic Developments" for further discussion.
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
We face intense competition from other domestic and foreign fashion-oriented apparel, footwear, accessory, and casual apparel producers, some of which may be significantly larger and more diversified and may have greater financial and marketing resources than us. We compete with these companies primarily on the basis of:

•	anticipating and responding to changing consumer demands in a timely manner;

•	creating and maintaining favorable brand recognition, loyalty, and a reputation for quality;

•	developing and maintaining innovative, high-quality products in sizes, colors, and styles that appeal to consumers;

•	appropriately sourcing raw materials at cost-effective prices;

•	appropriately pricing products;

•	anticipating and maintaining proper inventory levels;

•	providing strong and effective marketing support;

•	recruiting and retaining key employees;

•	creating an acceptable value proposition for retail customers;

•	ensuring product availability and optimizing supply chain and distribution efficiencies with manufacturers and retailers;

•	obtaining sufficient retail floor space and effective presentation of our products at retail stores;

•	maintaining and growing market share; and

•	protecting our intellectual property.
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
We believe that our existing facilities are well maintained, in good operating condition, and are adequate for our present level of operations.
The following table sets forth information relating to our key properties as of March 28, 2015:

Location	Use	Approximate Square Feet	Current Lease Term Expiration

Greensboro, NC	Wholesale and retail distribution facility	1,500,000	N/A - Owned
N. Pendleton Street, High Point, NC	Retail e-commerce call center and distribution facility	805,000	N/A - Owned
625 Madison Avenue, NYC	Corporate offices and showrooms	412,000	December 31, 2019
Eagle Hill Drive, High Point, NC	Wholesale distribution facility	343,000	December 31, 2022
650 Madison Avenue, NYC	Executive and corporate offices, design studio, and showrooms	270,000	December 31, 2024
Lyndhurst, NJ	Corporate and retail administrative offices	178,000	December 31, 2019
Geneva, Switzerland	European corporate offices	107,000	June 22, 2027
550 7th Avenue, NYC	Corporate offices, design studio, and Women's showrooms	104,000	December 31, 2018
Gateway Office, Hong Kong	Asia corporate offices	56,000	October 31, 2017
Manhattan Place, Hong Kong	Asia corporate and sourcing offices	46,000	October 31, 2016
711 5th Avenue, NYC	Retail flagship store	39,000	June 30, 2029
888 Madison Avenue, NYC	Retail flagship store	37,900	August 31, 2027
750 N. Michigan Avenue, Chicago	Retail flagship store	37,500	November 14, 2017
London, UK	Retail flagship store	31,500	July 4, 2021
867 Madison Avenue, NYC	Retail flagship store	27,700	December 31, 2023
Paris, France	Retail flagship store	25,700	May 31, 2018
Tokyo, Japan	Retail flagship store	25,000	December 31, 2020
Lee Gardens, Hong Kong	Retail flagship store	20,200	August 16, 2022
444 N. Rodeo Drive, Beverly Hills	Retail flagship store	19,400	September 30, 2033
As of March 28, 2015, we directly operated 466 retail stores, totaling approximately 3.6 million square feet. We anticipate that we will be able to extend our retail store leases, as well as those leases for our non-retail facilities, which expire in the near future on satisfactory terms or relocate to desirable alternate locations. We generally lease our freestanding retail stores for initial periods ranging from 5 to 15 years, with renewal options. See Item 1A — "Risk Factors — Risks Related to Our Business — Our business is subject to risks associated with leasing real estate and other assets under long-term, non-cancellable leases."

Item 3.	Legal Proceedings.
Wathne Imports Litigation
On September 13, 2005, Wathne Imports, Ltd. ("Wathne"), our former domestic licensee for luggage and handbags, filed suit against us and Mr. Ralph Lauren, our Chairman and Chief Executive Officer, in the Supreme Court of the State of New York, County of New York, alleging, among other things, that we had breached a 1999 License Agreement and Design Services Agreement with Wathne and had engaged in deceptive trade practices, fraud, and negligent misrepresentation. The complaint originally sought, among other things, injunctive relief, compensatory damages in excess of $250 million, and punitive damages in excess of $750 million. Following a motion to dismiss, a motion for summary judgment, and several appeals, only the following three claims remain, all related to an alleged breach of the License Agreement: (i) that we discontinued the Polo Sport trademark on handbags without providing a replacement mark; (ii) that we discontinued the Ralph Lauren trademark and/or usurped Wathne’s right to manufacture and sell certain high-end handbags under the Ralph Lauren trademark; and (iii) that we deceived Wathne into giving up its right to manufacture and sell certain children’s backpacks. Wathne currently seeks damages of approximately $98 million, plus interest.
On January 7, 2015, the Court granted our motion to strike Wathne's jury demand, which Wathne appealed on February 2, 2015. This appeal is currently pending. There is also some discovery still outstanding on the issue of damages. No trial date has been set, but we expect the Court to hold a pre-trial conference and set a trial date shortly after the appeal is decided. We will continue to vigorously contest the remaining claims and dispute any alleged damages. Management does not expect that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial statements.
Other Matters
We are otherwise involved, from time to time, in litigation, other legal claims, and proceedings involving matters associated with or incidental to our business, including, among other things, matters involving credit card fraud, trademark and other intellectual property, licensing, importation and exportation of products, taxation, unclaimed property, and employee relations. We believe at present that the resolution of currently pending matters, other than those separately discussed above, will not individually or in the aggregate have a material adverse effect on our consolidated financial statements. However, our assessment of the current litigation or other legal claims could potentially change in light of the discovery of facts not presently known or determinations by judges, juries, or other finders of fact which are not in accord with management's evaluation of the possible liability or outcome of such litigation or claims.

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
Our Class A common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "RL." The following table sets forth the high and low sales prices per share of our Class A common stock, as reported on the NYSE Composite Tape, and the cash dividends per common share declared for each quarterly period in our two most recent fiscal years:

	Market Price of Class A Common Stock		Dividends Declared per Common Share
	High	Low
Fiscal 2015:
First Quarter	$164.75	$141.93	$0.45
Second Quarter	174.98	152.22	0.45
Third Quarter	185.92	153.39	0.45
Fourth Quarter	187.49	127.29	0.50
Fiscal 2014:
First Quarter	$192.03	$165.33	$0.40
Second Quarter	189.80	161.98	0.40
Third Quarter	181.07	157.01	0.45
Fourth Quarter	178.59	146.00	0.45
Since 2003, we have maintained a regular quarterly cash dividend program on our common stock. On November 5, 2013, our Board of Directors approved an increase to the quarterly cash dividend on our common stock from $0.40 per share to $0.45 per share. On February 3, 2015, our Board of Directors approved an additional increase to the quarterly cash dividend on our common stock from $0.45 per share to $0.50 per share. Approximately $161 million was recorded as a reduction to retained earnings during Fiscal 2015 in connection with dividends declared.
As of May 8, 2015, there were 772 holders of record of our Class A common stock and 6 holders of record of our Class B common stock. All of our outstanding shares of Class B common stock are owned by Mr. Ralph Lauren, Chairman of the Board of Directors and Chief Executive Officer, and entities controlled by the Lauren family. Shares of our Class B common stock may be converted immediately into Class A common stock on a one-for-one basis by the holder. There is no cash or other consideration paid by the holder converting the shares and, accordingly, there is no cash or other consideration received by the Company. The shares of Class A common stock issued by the Company in such conversions are exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. No shares of our Class B common stock were converted into Class A common stock during the fiscal quarter ended March 28, 2015.
The following table sets forth repurchases of shares of our Class A common stock during the fiscal quarter ended March 28, 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(a)
				(millions)
December 28, 2014 to January 24, 2015	—	$—	—	$230
January 25, 2015 to February 21, 2015	796,929	137.18	796,929	120
February 22, 2015 to March 28, 2015	293,500	138.55	293,500	80
	1,090,429		1,090,429

(a)
As of March 28, 2015, the remaining availability under our Class A common stock repurchase program was approximately $80 million. On May 12, 2015, our Board of Directors approved an expansion of the program that allows us to repurchase up to an additional $500 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions.

The following graph compares the cumulative total stockholder return (stock price appreciation plus dividends) on our Class A common stock to the cumulative total return of the Standard & Poor's 500 Index and a peer group index of companies that we believe are closest to ours (the "Peer Group") for the period from April 3, 2010, the last day of our 2010 fiscal year, through March 28, 2015, the last day of our 2015 fiscal year. Our Peer Group consists of Burberry Group PLC, Coach, Inc., Compagnie Financière Richemont SA, The Estée Lauder Companies Inc., Hermes International, Kering, Luxottica Group, LVMH, PVH Corp., Tiffany & Co., Tod's S.p.A., and V.F. Corporation. All calculations for foreign companies in our Peer Group are performed using the local foreign issue of such companies. The returns are calculated by assuming an investment in the Class A common stock and each index of $100 on April 3, 2010, with all dividends reinvested.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Ralph Lauren Corporation, the S&P 500 Index, and a Peer Group
*$100 invested on April 3, 2010 in stock or March 31, 2010 in an index, including reinvestment of dividends. Index calculated on a month-end basis.

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
The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read together with our audited consolidated financial statements and footnotes, which are included in this Annual Report on Form 10-K. We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, Fiscal 2015 ended on March 28, 2015 and was a 52-week period; Fiscal 2014 ended on March 29, 2014 and was a 52-week period; and Fiscal 2013 ended on March 30, 2013 and was also a 52-week period. Fiscal 2016 will end on April 2, 2016 and will be a 53-week period.
INTRODUCTION
MD&A is provided as a supplement to the accompanying audited consolidated financial statements and footnotes to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:

•
Overview.    This section provides a general description of our business, current trends and outlook, and a summary of our financial performance for Fiscal 2015. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for Fiscal 2015 as compared to Fiscal 2014 and Fiscal 2014 as compared to Fiscal 2013.

•
Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of March 28, 2015, which includes (i) an analysis of our financial condition compared to the prior fiscal year-end; (ii) an analysis of changes in our cash flows for Fiscal 2015 and Fiscal 2014 as compared to the respective prior fiscal year; (iii) an analysis of our liquidity, including common stock repurchases, payments of dividends, our outstanding debt and covenant compliance, and the availability under our credit facilities and our commercial paper borrowing program; and (iv) a summary of our contractual and other obligations as of March 28, 2015.

•	Market risk management. This section discusses how we manage our risk exposures related to foreign currency exchange rates, interest rates, and our investments as of March 28, 2015.

•
Critical accounting policies.    This section discusses accounting policies considered to be important to our results of operations and financial condition, which typically require significant judgment and estimation on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 3 to the accompanying audited consolidated financial statements.

•
Recently issued accounting standards.    This section discusses the potential impact on our reported results of operations and financial condition of certain accounting standards that have been recently issued or proposed.

OVERVIEW
Our Business
Our Company is a global leader in the design, marketing, and distribution of premium lifestyle products, including apparel, accessories, home furnishings, and other licensed product categories. Our long-standing reputation and distinctive image have been consistently developed across an expanding number of products, brands, sales channels, and international markets. Our brand names include Ralph Lauren, Ralph Lauren Collection, Purple Label, Black Label, Polo, Polo Ralph Lauren, Double RL, RLX Ralph Lauren, Lauren Ralph Lauren, Ralph Lauren Childrenswear, Denim & Supply Ralph Lauren, Chaps, Club Monaco, and American Living, among others.
We classify our businesses into three segments: Wholesale, Retail, and Licensing. Our Wholesale business, which represented approximately 46% of our Fiscal 2015 net revenues, consists of sales made principally to major department stores and specialty stores around the world. Our Retail business, which represented approximately 52% of our Fiscal 2015 net revenues, consists of sales made directly to consumers through our integrated retail channel, which includes our retail stores, concession-based shop-within-shops, and our e-commerce operations around the world. Our Licensing business, which represented approximately 2% of our Fiscal 2015 net revenues, consists of royalty-based arrangements under which we license to unrelated third parties for specified periods the right to operate retail stores and/or to use our various trademarks in connection with the manufacture and sale of designated products, such as certain apparel, eyewear, and fragrances. Approximately 37% of our Fiscal 2015 net revenues were earned outside of the U.S. See Note 22 to the accompanying audited consolidated financial statements for a summary of net revenues, operating income, and total assets by reportable segment, as well as net revenues and long-lived assets by geographic location.
Our business is typically affected by seasonal trends, with higher levels of wholesale sales in our second and fourth fiscal quarters and higher retail sales in our second and third fiscal quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school, and holiday shopping periods impacting our Retail segment.
Current Trends and Outlook
The global economy remains in a state of uncertainty, with certain regions of the world currently outperforming others. While the U.S. economy has shown signs of improvement driven by falling unemployment, lower oil prices, and continued low interest rates, economies in certain parts of Europe and Asia have slowed considerably, evidenced by softening business sentiment, lower rates of growth, foreign exchange volatility, and the threat of deflation. Additionally, certain worldwide events, including political unrest in various parts of the world, have added uncertainty and have had an impact on consumer travel and spending. The retail industry was particularly challenged in 2014, with trends likely to continue through 2015. While certain geographic regions are withstanding these pressures better than others, the level of consumer spending on discretionary items remains constrained due to this continued economic uncertainty. Consumer retail traffic remains relatively weak and inconsistent, which has led to increased competition and a desire to offset traffic declines with increased levels of conversion. Certain of our operations have experienced and have been impacted by these dynamics, with variations across the geographic regions and businesses in which we operate.
If the economic uncertainty and challenging industry trends continue or worsen, the constrained level of worldwide consumer spending and modified consumption behavior may continue to have a negative effect on our sales, inventory levels, and operating margin in Fiscal 2016. Furthermore, our results have been, and are expected to continue to be, negatively impacted by unfavorable foreign exchange rate fluctuations. Despite these challenges, we remain optimistic about our future growth prospects and continue to invest in our longer-term growth initiatives, including our planned transition to a global brand-based operating structure as described within "Summary of Financial Performance — Recent Developments," while continually monitoring macroeconomic risks and remaining focused on disciplined expense management. Although we continue to expect that the dilutive effects of investments that we are making in our business will create operating margin pressure in the near-term, we expect that these initiatives will create longer-term shareholder value. We will continue to monitor these risks and evaluate and adjust our operating strategies and cost management opportunities to mitigate the related impact on our results of operations, while remaining focused on the long-term growth of our business and protecting the value of our brand.
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A — "Risk Factors" included in this Annual Report on Form 10-K.
Summary of Financial Performance
Operating Results
In Fiscal 2015, we reported net revenues of $7.620 billion, net income of $702 million, and net income per diluted share of $7.88, as compared to net revenues of $7.450 billion, net income of $776 million, and net income per diluted share of $8.43 in Fiscal 2014.
Our operating performance for Fiscal 2015 reflected revenue growth of 2.3% on a reported basis and 4.0% on a constant currency basis, as defined within "Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition" below. On a reported basis, the net revenue increase for Fiscal 2015 reflected higher revenues from our retail business across all major geographies and from our Americas wholesale business, partially offset by lower net revenues from our international wholesale businesses, primarily due to net unfavorable foreign currency effects. Our gross margin percentage declined 40 basis points to 57.5% during Fiscal 2015, primarily attributable to a more promotional retail environment and less favorable product mix, partially offset by a more favorable channel mix. Selling, general, and administrative ("SG&A") expenses increased during Fiscal 2015 due to increased investments in our stores, facilities, and infrastructure consistent with our longer-term initiatives. During Fiscal 2014, we recorded a $16 million gain relating to our acquisition of the Chaps Menswear Business, as defined within "Recent Developments" below.

Net income declined by $74 million in Fiscal 2015 as compared to Fiscal 2014, primarily due to a $95 million decrease in operating income and higher foreign currency losses of $18 million, partially offset by a $35 million decline in our provision for income taxes. The lower income tax provision for Fiscal 2015 was primarily driven by lower pretax income and a decline in our reported effective tax rate of 30 basis points. Net income per diluted share declined by $0.55 to $7.88 per share in Fiscal 2015 as compared to Fiscal 2014, primarily due to lower net income, partially offset by lower weighted-average diluted shares outstanding during Fiscal 2015. Net income per diluted share also included unfavorable foreign currency impacts of approximately $0.31 per diluted share in Fiscal 2015.
Financial Condition and Liquidity
We ended Fiscal 2015 in a net cash and investments position (cash and cash equivalents plus short-term and non-current investments, less total debt) of $620 million, compared to $989 million as of the end of Fiscal 2014. The decline in our net cash and investments position was primarily due to our use of cash to support Class A common stock repurchases of $532 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, capital expenditures of $391 million, dividend payments of $158 million, and negative foreign currency impacts of $81 million, partially offset by our operating cash flows of $894 million during Fiscal 2015.
We generated $894 million of cash from operations during Fiscal 2015, compared to $907 million during Fiscal 2014. The decline in our operating cash flows primarily relates to the decline in net income before non-cash charges, partially offset by a net favorable change related to our operating assets and liabilities during Fiscal 2015 as compared to the prior fiscal year.
Our equity declined to $3.891 billion as of March 28, 2015, compared to $4.034 billion as of March 29, 2014, primarily due to our Class A common stock repurchases and dividends declared, largely offset by our comprehensive income and the net impact of stock-based compensation arrangements during Fiscal 2015.
Recent Developments
Global Reorganization Plan
On May 12, 2015, our Board of Directors approved a reorganization and restructuring plan comprised of the following major actions: (i) the reorganization of the Company from its current channel and regional structure to an integrated global brand-based operating structure, which will streamline our business processes to better align our cost structure with our long-term growth strategy; (ii) a strategic store and shop-within-shop performance review conducted by region and brand; (iii) a targeted corporate functional area review; and (iv) the consolidation of certain of our luxury lines (collectively, the "Global Reorganization Plan"). The Global Reorganization Plan will result in a reduction in workforce and, once a performance review is complete, the closure of certain stores and shop-within-shops. When substantially implemented by the end of Fiscal 2016, the Global Reorganization Plan is expected to result in improved operational efficiencies by reducing annual operating expenses by approximately $100 million.
In connection with the Global Reorganization Plan, we expect to incur total estimated charges of $70 million to $100 million, comprised of restructuring charges totaling $55 million to $80 million, to be settled in cash, and non-cash charges totaling $15 million to $20 million. Restructuring charges will consist primarily of severance and benefit charges and lease termination and store closure costs, and non-cash charges will consist primarily of asset impairment and inventory-related charges. We anticipate that these restructuring and non-cash charges will be incurred over the course of Fiscal 2016, primarily during the first half of the year.
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

	Fiscal Years Ended
	March 28, 2015	March 29, 2014	March 30, 2013
	(millions)
Impairments of assets (see Note 11)	$(7)	$(1)	$(19)
Restructuring and other charges (see Note 12)	(10)	(18)	(12)

•
our acquisitions of previously licensed businesses, including the Australia and New Zealand Licensed Operations Acquisition in July 2013; the Chaps Menswear License Acquisition in April 2013, which resulted in a $16 million gain recorded during the first quarter of Fiscal 2014; and our acquisition of the Ralph Lauren-branded business in Latin America in June 2012;

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

•	the wind-down of our Rugby brand operations during the second half of Fiscal 2013 (the "Rugby Closure Plan").
Since we are a global company, the comparability of our operating results reported in U.S. Dollars is also affected by foreign currency exchange rate fluctuations because the underlying currencies in which we transact change in value over time compared to the U.S. Dollar. These rate fluctuations can have a significant effect on our reported results. As such, in addition to financial measures prepared in accordance with generally accepted accounting principles ("GAAP"), our discussions often contain references to constant currency measures, which are calculated by translating the current-year and prior-year reported amounts into comparable amounts using a single foreign exchange rate for each currency. We present constant currency financial information, which is a non-GAAP financial measure, as a supplement to our reported operating results. We use constant currency information to provide a framework to assess how our businesses performed excluding the effects of foreign currency exchange rate fluctuations. We believe this information is useful to investors to facilitate comparisons of operating results and better identify trends in our businesses. The constant currency performance measures should be viewed in addition to, and not in lieu of or superior to, our operating performance measures calculated in accordance with U.S. GAAP.
Our "Results of Operations" discussion that follows includes the significant changes in operating results arising from these items affecting comparability. However, unusual items or transactions may occur in any period. Accordingly, investors and other financial statement users should consider the types of events and transactions that have affected operating trends.

RESULTS OF OPERATIONS
Fiscal 2015 Compared to Fiscal 2014
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Fiscal Years Ended
	March 28, 2015	March 29, 2014	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$7,620	$7,450	$170	2.3%
Cost of goods sold(a)	(3,242)	(3,140)	(102)	3.3%
Gross profit	4,378	4,310	68	1.6%
Gross profit as % of net revenues	57.5%	57.9%		(40 bps)
Selling, general, and administrative expenses(a)	(3,301)	(3,142)	(159)	5.0%
SG&A expenses as % of net revenues	43.3%	42.2%		110 bps
Amortization of intangible assets	(25)	(35)	10	(27.9%)
Gain on acquisition of Chaps	—	16	(16)	NM
Impairment of assets	(7)	(1)	(6)	NM
Restructuring and other charges	(10)	(18)	8	(43.5%)
Operating income	1,035	1,130	(95)	(8.4%)
Operating income as % of net revenues	13.6%	15.2%		(160 bps)
Foreign currency losses	(26)	(8)	(18)	NM
Interest expense	(17)	(20)	3	(17.3%)
Interest and other income, net	6	3	3	73.3%
Equity in losses of equity-method investees	(11)	(9)	(2)	22.8%
Income before provision for income taxes	987	1,096	(109)	(9.9%)
Provision for income taxes	(285)	(320)	35	(11.0%)
Effective tax rate(b)	28.9%	29.2%		(30 bps)
Net income	$702	$776	$(74)	(9.5%)
Net income per common share:
Basic	$7.96	$8.55	$(0.59)	(6.9%)
Diluted	$7.88	$8.43	$(0.55)	(6.5%)

(a)	Includes total depreciation expense of $269 million and $223 million for Fiscal 2015 and Fiscal 2014, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.
NM Not meaningful.
Net Revenues.    Net revenues increased by $170 million, or 2.3%, to $7.620 billion in Fiscal 2015 from $7.450 billion in Fiscal 2014. On a constant currency basis, net revenues increased by $301 million, or 4.0%.

Net revenues for our three business segments, as well as a discussion of the changes in each segment's net revenues from the prior fiscal year, are provided below:

	Fiscal Years Ended			% Change
	March 28, 2015	March 29, 2014	$ Change	As Reported	Constant Currency
	(millions)
Net Revenues:
Wholesale	$3,495	$3,486	$9	0.3%	2.1%
Retail	3,956	3,798	158	4.2%	5.9%
Licensing	169	166	3	1.8%	3.3%
Total net revenues	$7,620	$7,450	$170	2.3%	4.0%
Wholesale net revenues — Net revenues increased $9 million, or 0.3%, during Fiscal 2015 as compared to Fiscal 2014, including net unfavorable foreign currency effects of $63 million, primarily related to the weakening of the Euro, the Canadian Dollar, and the Japanese Yen against the U.S. Dollar. On a constant currency basis, net revenues increased by $72 million, or 2.1%.
The $9 million net increase in Wholesale net revenues was driven by:

•
a $28 million net increase related to our business in the Americas, reflecting increased revenues from our womenswear and accessories businesses, partially offset by decreased revenues from our menswear business, due in part to higher prior period sales associated with the initial transition of the Chaps Menswear Business to a wholly-owned operation. The net increase related to our business in the Americas also reflected net unfavorable foreign currency effects of $9 million due to the weakening of the Canadian Dollar against the U.S. Dollar.

This net increase was partially offset by:

•
a $9 million net decrease related to our Asia businesses, primarily reflecting net unfavorable foreign currency effects of $4 million largely related to the weakening of the Japanese Yen against the U.S. Dollar, as well as the continued impact of our business model shift to the retail concession-based channel, partially offset by increased sales to our licensees; and

•
a $10 million net decrease related to our European business, primarily reflecting net unfavorable foreign currency effects of $50 million, partially offset by increased sales across all of our major apparel and accessories businesses.

Retail net revenues — Net revenues increased $158 million, or 4.2%, during Fiscal 2015 compared to Fiscal 2014, including net unfavorable foreign currency effects of $65 million, primarily related to the weakening of the Japanese Yen and the Euro against the U.S. Dollar. On a constant currency basis, net revenues increased by $223 million, or 5.9%.
The $158 million net increase in Retail net revenues was driven by:

•
a $178 million, or a 23%, net increase in non-comparable store sales, including net unfavorable foreign currency effects of $17 million. On a constant currency basis, non-comparable store sales increased by $195 million, or 25%, primarily driven by new global store openings in Asia and Europe within the past twelve months, the expansion of our e-commerce operations, and new stores and concession shops assumed in connection with the Australia and New Zealand Licensed Operations Acquisition, which more than offset the impact of store closings.

This net increase was partially offset by:

•
a $20 million, or 1%, net decline in consolidated comparable store sales, including net unfavorable foreign currency effects of $48 million. Our total comparable store sales increased approximately $28 million, or 1%, on a constant currency basis, primarily driven by an increase from our Ralph Lauren e-commerce operations, partially offset by lower sales from certain retail stores and concession shops. Comparable store sales related to our e-commerce operations increased by approximately 16% on a reported basis and 17% on a constant currency basis over the related prior fiscal year period, and had a favorable impact on our total comparable store sales of approximately 3% to 4% on a reported basis and 2% to 3% on a constant currency basis. Our consolidated comparable store sales excluding e-commerce declined between 3% and 4% on a reported basis and declined between 2% and 3% on a constant currency basis.

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
Our global average store count increased by 36 stores and concession shops during Fiscal 2015 compared with the prior fiscal year, due to new global store openings, primarily in Asia, partially offset by store closures. The following table details our retail store and e-commerce presence as of the periods presented:

	March 28, 2015	March 29, 2014
Stores:
Freestanding stores	466	433
Concession shops	536	503
Total stores	1,002	936

E-commerce Sites:
North American sites(a)	3	3
European sites(b)	3	3
Asian sites(c)	4	2
Total e-commerce sites	10	8

(a)	Includes www.RalphLauren.com and www.ClubMonaco.com (servicing the U.S.) and www.ClubMonaco.ca (servicing Canada).

(b)
Includes www.RalphLauren.co.uk (servicing the United Kingdom), www.RalphLauren.fr (servicing Belgium, France, Italy, Luxembourg, the Netherlands, Portugal, and Spain), and www.RalphLauren.de (recently expanded to service Denmark, Estonia, Finland, Latvia, Slovakia, and Sweden, in addition to servicing Austria and Germany).

(c)
Includes www.RalphLauren.co.jp (servicing Japan) and www.RalphLauren.co.kr (servicing South Korea), and, as of March 28, 2015, www.RalphLauren.asia (servicing Hong Kong, Macau, Malaysia, and Singapore) and www.RalphLauren.com.au (servicing Australia and New Zealand).

Licensing revenues — Net revenues increased $3 million, or 1.8%, during Fiscal 2015 as compared to Fiscal 2014, including net unfavorable foreign currency effects of $3 million, primarily related to the weakening of the Euro and the Japanese Yen against the U.S. Dollar. On a constant currency basis, net revenues increased by $6 million, or 3.3%.
The $3 million increase in net revenues is primarily attributable to increased apparel and accessories-related revenues and home licensing revenues, partially offset by the impact of the transition of the previously licensed Australia and New Zealand Business to a wholly-owned operation.
Gross Profit.    Gross profit increased by $68 million, or 1.6%, to $4.378 billion in Fiscal 2015 from $4.310 billion in Fiscal 2014. Gross profit as a percentage of net revenues decreased by 40 basis points to 57.5% in Fiscal 2015 from 57.9% in Fiscal 2014. This decline is primarily attributable to a more promotional retail environment and less favorable product mix, partially offset by a more favorable channel mix.
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

Selling, General, and Administrative Expenses.    SG&A expenses primarily include compensation and benefits, advertising and marketing, distribution, bad debt, information technology, facilities, legal, and other costs associated with finance and administration. SG&A expenses increased by $159 million, or 5.0%, to $3.301 billion in Fiscal 2015 from $3.142 billion in Fiscal 2014. This increase included a net favorable foreign currency effect of $54 million, primarily related to the weakening of the Euro and the Japanese Yen against the U.S. Dollar. SG&A expenses as a percentage of net revenues increased to 43.3% in Fiscal 2015 from 42.2% in Fiscal 2014. The 110 basis point increase was primarily due to the increase in operating expenses in support of the growth of our retail businesses (which typically carry higher operating expense margins); increased investments in our facilities and infrastructure; increased advertising and marketing costs; incremental operating expenses attributable to our acquisition of the Australia and New Zealand Business; and investments in new business initiatives. These increases were partially offset by our operating leverage on higher net revenues and operational discipline.
The $159 million net increase in SG&A expenses by functional category is as follows:

Fiscal 2015 Compared to Fiscal 2014
(millions)
SG&A expense category:
Compensation-related expenses(a)	$62
Depreciation expense	46
Rent and occupancy expenses	26
Marketing and advertising expenses	19
Incremental operating expenses related to the Australia and New Zealand Business	10
Shipping and handling costs	7
Acquisition-related costs(b)	(7)
Other	(4)
Total change in SG&A expenses	$159

(a)	Primarily due to increased salaries and related expenses to support our retail business growth.

(b)
Comprised of acquisition-related costs for the Chaps Menswear License Acquisition in April 2013 and for the Australia and New Zealand Licensed Operations Acquisition in July 2013 (see Note 5 to the accompanying audited consolidated financial statements).

During Fiscal 2016, we continue to expect a certain amount of operating expense deleverage due to continued investment in our long-term strategic growth initiatives, including expansion of the Polo-branded store concept around the world, retail store expansion, department store renovations, and continued investment in our infrastructure, partially offset by anticipated cost savings related to our planned transition to a global brand-based operating structure (see "Summary of Financial Performance — Recent Developments").
Amortization of Intangible Assets.    Amortization of intangible assets decreased by $10 million, or 27.9%, to $25 million in Fiscal 2015 from $35 million in Fiscal 2014. This decrease was primarily related to the licensed trademark intangible asset acquired in April 2013 in connection with the Chaps Menswear License Acquisition, which was fully amortized in Fiscal 2014 (see Note 5 to the accompanying audited consolidated financial statements).
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
Impairments of Assets.   During Fiscal 2015, we recorded non-cash impairment charges of $7 million, primarily to write off certain fixed assets related to our domestic and international retail stores. During Fiscal 2014, we recognized non-cash impairment charges of $1 million to write off certain long-lived assets related to our European operations (see Note 11 to the accompanying audited consolidated financial statements).

Restructuring and Other Charges.   Restructuring and other charges declined by $8 million to $10 million in Fiscal 2015 from $18 million in Fiscal 2014. During Fiscal 2015, we recorded restructuring charges of $10 million, primarily related to severance and benefit costs associated with certain of our retail, wholesale, and corporate operations. During Fiscal 2014, we recorded restructuring charges of $8 million, primarily related to severance and benefit costs associated with our corporate operations. In addition, during Fiscal 2014, we recorded $10 million of accelerated stock-based compensation expense associated with certain new executive employment agreement provisions (see Note 12 to the accompanying audited consolidated financial statements).
Operating Income.    Operating income decreased by $95 million, or 8.4%, to $1.035 billion in Fiscal 2015 from $1.130 billion in Fiscal 2014. Operating income as a percentage of net revenues decreased 160 basis points, to 13.6% in Fiscal 2015 from 15.2% in Fiscal 2014. The overall decline in operating income as a percentage of net revenues was primarily driven by the increase in SG&A as a percentage of net revenues and the absence of the prior year gain on the Chaps Menswear License Acquisition, as well as a lower gross profit margin, as previously discussed.
Operating income and margin for each of our three reportable segments are provided below:

	Fiscal Years Ended
	March 28, 2015		March 29, 2014
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
Wholesale	$943	27.0%	$963	27.6%	$(20)	(60 bps)
Retail	527	13.3%	572	15.1%	(45)	(180 bps)
Licensing	152	90.4%	150	90.2%	2	20 bps
	1,622		1,685		(63)
Unallocated corporate expenses	(577)		(553)		(24)
Gain on acquisition of Chaps	—		16		(16)
Unallocated restructuring and other charges	(10)		(18)		8
Total operating income	$1,035	13.6%	$1,130	15.2%	$(95)	(160 bps)
Wholesale operating margin declined by 60 basis points, primarily attributable to net unfavorable foreign currency effects. Operating expenses as a percentage of net revenues was flat in Fiscal 2015 compared to the prior fiscal year.
Retail operating margin declined by 180 basis points, primarily attributable to a 60 basis point increase in compensation-related expenses and a 50 basis point increase in depreciation expense, both primarily associated with our global store development efforts and new store openings, a 20 basis point increase in advertising and marketing expenses, and a 10 basis point increase in other operating expenses. The decline in the Retail operating margin also reflected a 40 basis point decrease due to other factors, including lower profitability from our existing retail operations, reflecting the impact of a more promotional retail environment, as previously discussed.
Licensing operating margin increased by 20 basis points, primarily due to our operating leverage on higher revenues.
Unallocated corporate expenses increased by $24 million, primarily due to higher compensation-related costs of $18 million, higher depreciation expense of $17 million largely due to the increased investment in our infrastructure, higher rent and occupancy expenses of $5 million, and higher corporate advertising and marketing costs of $3 million. These increases were partially offset by lower amortization expense of $9 million, the non-recurrence of prior year acquisition-related costs of $7 million, and a decline in other operating expenses of $3 million.
Gain on acquisition of Chaps was $16 million for Fiscal 2014, as previously described above and in Note 5 to the accompanying audited consolidated financial statements.
Unallocated restructuring and other charges declined by $8 million to $10 million in Fiscal 2015, from $18 million in Fiscal 2014, as previously described above and in Note 12 to the accompanying audited consolidated financial statements.

Non-operating Expense, Net.    Non-operating expense, net is comprised of net foreign currency gains (losses), interest expense, interest and other income, net, and equity in losses from our joint venture, the Ralph Lauren Watch and Jewelry Company Sárl (the "RL Watch Company"), which is accounted for under the equity method of accounting. Non-operating expense, net increased by $14 million to $48 million in Fiscal 2015, from $34 million in Fiscal 2014. The higher non-operating expense, net was primarily attributed to (i) higher foreign currency losses, primarily related to the revaluation and settlement of foreign currency-denominated third-party and intercompany receivables and payables attributable to the weakening of the Japanese Yen, the Euro, and the Canadian Dollar against the U.S. Dollar, partially offset by gains recognized on forward foreign currency exchange contracts (foreign currency gains and losses do not result from the translation of the operating results of our foreign subsidiaries to U.S. Dollars), and (ii) additional equity in losses from our equity-method investment in RL Watch Company. These increases were partially offset by (i) higher interest and other income, net, primarily due to the increased balance of our investment portfolio, and (ii) lower interest expense associated with our current borrowings, including the 2.125% unsecured senior notes issued in September 2013 (the "Senior Notes") and commercial paper notes, as compared to the 4.5% interest rate on the Euro-denominated notes, which were repaid in October 2013 (see Note 14 to the accompanying audited consolidated financial statements).
Provision for Income Taxes.    The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes decreased by $35 million, or 11.0%, to $285 million in Fiscal 2015 from $320 million in Fiscal 2014. The decrease in the provision for income taxes was primarily due to the decline in pretax income, coupled with a decrease in our reported effective tax rate of 30 basis points to 28.9% in Fiscal 2015 from 29.2% in Fiscal 2014. The lower effective tax rate for Fiscal 2015 was primarily due to a greater proportion of earnings generated in lower-taxed jurisdictions, as well as an income tax benefit resulting from the legal entity restructuring of certain of our foreign operations in Fiscal 2015, partially offset by additional tax reserves associated with the conclusion of tax examinations during Fiscal 2015 and the absence of prior-year tax reserve reductions associated with the conclusion of a tax examination. The effective tax rate differs from the statutory tax rate due to the effect of state and local taxes, tax rates in foreign jurisdictions, and certain nondeductible expenses. Our effective tax rate will change from period to period based on various factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.
Net Income.    Net income declined by $74 million, or 9.5%, to $702 million in Fiscal 2015, from $776 million in Fiscal 2014. The decline in net income was primarily due to the $95 million decline in operating income and higher foreign currency losses of $18 million, partially offset by the $35 million reduction in our provision for income taxes, all as previously discussed.
Net Income per Diluted Share.    Net income per diluted share declined by $0.55, or 6.5%, to $7.88 per share in Fiscal 2015 from $8.43 per share in Fiscal 2014. The decline was due to lower net income, as previously discussed, partially offset by lower weighted-average diluted shares outstanding during Fiscal 2015, driven by our share repurchases over the last twelve months.

Fiscal 2014 Compared to Fiscal 2013
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$7,450	$6,945	$505	7.3%
Cost of goods sold(a)	(3,140)	(2,789)	(351)	12.6%
Gross profit	4,310	4,156	154	3.7%
Gross profit as % of net revenues	57.9%	59.8%		(190 bps)
Selling, general, and administrative expenses(a)	(3,142)	(2,971)	(171)	5.7%
SG&A expenses as % of net revenues	42.2%	42.8%		(60 bps)
Amortization of intangible assets	(35)	(27)	(8)	30.7%
Gain on acquisition of Chaps	16	—	16	NM
Impairments of assets	(1)	(19)	18	(93.1%)
Restructuring and other charges	(18)	(12)	(6)	52.9%
Operating income	1,130	1,127	3	0.3%
Operating income as % of net revenues	15.2%	16.2%		(100 bps)
Foreign currency losses	(8)	(12)	4	(30.1%)
Interest expense	(20)	(22)	2	(8.7%)
Interest and other income, net	3	6	(3)	(38.2%)
Equity in losses of equity-method investees	(9)	(10)	1	(1.0%)
Income before provision for income taxes	1,096	1,089	7	0.6%
Provision for income taxes	(320)	(339)	19	(5.6%)
Effective tax rate (b)	29.2%	31.1%		(190 bps)
Net income	$776	$750	$26	3.4%
Net income per common share:
Basic	$8.55	$8.21	$0.34	4.1%
Diluted	$8.43	$8.00	$0.43	5.4%

(a)	Includes total depreciation expense of $223 million and $206 million for Fiscal 2014 and Fiscal 2013, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

NM	Not meaningful.
Net Revenues.    Net revenues increased by $505 million, or 7.3%, to $7.450 billion in Fiscal 2014 from $6.945 billion in Fiscal 2013. On a constant currency basis, net revenues increased by $552 million, or 7.9%.

Net revenues for our three business segments, as well as a discussion of the changes in each segment's net revenues from the prior fiscal year, are provided below:

	Fiscal Years Ended		$ Change	% Change
	March 29, 2014	March 30, 2013		As Reported	Constant Currency
	(millions)
Net Revenues:
Wholesale	$3,486	$3,138	$348	11.1%	10.9%
Retail	3,798	3,625	173	4.8%	6.3%
Licensing	166	182	(16)	(9.0%)	(9.0%)
Total net revenues	$7,450	$6,945	$505	7.3%	7.9%
Wholesale net revenues — Net revenues increased $348 million, or 11.1%, in Fiscal 2014 as compared to Fiscal 2013, including a $7 million increase in revenues due to net favorable foreign currency effects, primarily related to the strengthening of the Euro, partially offset by the weakening of the Japanese Yen and the Canadian Dollar against the U.S. Dollar during Fiscal 2014 compared to the prior fiscal year. On a constant currency basis, net revenues increased by $341 million, or 10.9%.
The $348 million net increase in Wholesale net revenues was primarily driven by:

•
a $378 million net increase related to our business in the Americas, largely due to $210 million of incremental revenues contributed by previously licensed businesses, including the Chaps Menswear Business acquired in April 2013 and certain businesses in Latin America acquired in June 2012. The increase in net revenues also reflected higher domestic revenues from our menswear, womenswear, and childrenswear product lines, as well as increased revenues from our accessories business. These increases were partially offset by lower Home product revenues primarily due to the rebranding of certain of our home products; and

•
an $11 million net increase related to our European business, due to the favorable impact of foreign currency related to the strengthening of the Euro against the U.S. Dollar during Fiscal 2014, partially offset by a planned reduction in shipments across our menswear, womenswear, and childrenswear product lines due to the challenging European retail environment and softness in the specialty store business.

These net increases were partially offset by:

•
a $37 million net decrease related to our Japanese business, driven by lower sell-throughs and the impact of a business model shift to the retail concessions-based channel, as well as the unfavorable impact of foreign currency related to the weakening of the Japanese Yen against the U.S. Dollar during Fiscal 2014.

Retail net revenues — Net revenues increased $173 million, or 4.8%, in Fiscal 2014 as compared to Fiscal 2013, including a $53 million decrease in revenues due to net unfavorable foreign currency effects, primarily related to the weakening of the Japanese Yen, partially offset by the strengthening of the Euro against the U.S. Dollar during Fiscal 2014 compared to the prior fiscal year. On a constant currency basis, net revenues increased by $226 million, or 6.3%.
The $173 million net increase in Retail net revenues was driven by:

•
a $187 million, or a 38%, net increase in non-comparable store sales, including unfavorable foreign currency effects of $10 million, primarily related to the weakening of the Japanese Yen against the U.S. Dollar during Fiscal 2014 compared to the prior fiscal year. On a constant currency basis, non-comparable store sales increased by $197 million, or 40%, primarily driven by new store openings during Fiscal 2014, including store openings in Asia, new stores and concession shops assumed in connection with the Australia and New Zealand Licensed Operations Acquisition, other new global store openings, and the expansion of our e-commerce operations, which more than offset the impact of store closings, including those closed in connection with the Rugby Closure Plan (see Note 12 to the accompanying audited consolidated financial statements).

This increase was partially offset by:

•
a $14 million net decline in comparable store sales during Fiscal 2014, remaining essentially flat on a percentage basis versus the prior year. The decline in the reported comparable store sales was largely due to unfavorable foreign currency effects of $43 million, primarily related to the weakening of the Japanese Yen, partially offset by the strengthening of the Euro against the U.S. Dollar during Fiscal 2014 compared to the prior fiscal year. Our total comparable store sales increased approximately $29 million, or 1%, on a constant currency basis, primarily driven by an increase from our Ralph Lauren e-commerce operations, partially offset by decreases in comparable store sales from our concession shops and our domestic factory stores. Comparable store sales related to our e-commerce operations increased by approximately 14% on a reported basis and 13% on a constant currency basis over the related prior fiscal year, and had a favorable impact on our total comparable store sales of approximately 2% to 3% on a reported basis and approximately 1% to 2% on a constant currency basis. Our consolidated comparable store sales excluding e-commerce decreased approximately 2% to 3% on a reported basis and were flat to down by 1% on a constant currency basis.
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

(b)
Includes www.RalphLauren.co.uk (servicing the United Kingdom), www.RalphLauren.fr (servicing Belgium, France, Italy, Luxembourg, the Netherlands, Portugal, and Spain), and www.RalphLauren.de (servicing Austria and Germany).

(c)	Includes www.RalphLauren.co.jp (servicing Japan), and, as of March 29, 2014, www.RalphLauren.co.kr (servicing South Korea).
Licensing revenues — The $16 million decrease in net revenues primarily reflected the transition of certain licensing arrangements, including the Chaps Menswear Business and the Australia and New Zealand Business, to wholly-owned operations and the discontinuance of certain Home licensing arrangements, partially offset by higher apparel and fragrance-related royalties.
Gross Profit.    Gross profit increased by $154 million, or 3.7%, to $4.310 billion in Fiscal 2014 from $4.156 billion in Fiscal 2013. Gross profit as a percentage of net revenues decreased by 190 basis points to 57.9% in Fiscal 2014 from 59.8% in Fiscal 2013. This decline was primarily attributable to the inclusion of the Chaps Menswear Business and the unfavorable effects of foreign currency.
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

The $171 million net increase in SG&A expenses by functional category is as follows:

Fiscal 2014 Compared to Fiscal 2013
(millions)
SG&A expense category:
Compensation-related expenses(a)	$44
Marketing and advertising expenses	39
Shipping and handling costs	28
Rent and occupancy expenses	27
Depreciation expense	17
Acquisition-related costs(b)	7
Other	9
Total change in SG&A expenses(c)	$171

(a)	Primarily due to increased salaries and related expenses to support business growth.

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
Impairments of Assets.   During Fiscal 2014, we recorded non-cash impairment charges of $1 million, to write off certain long-lived assets related to our European operations. During Fiscal 2013, we recognized non-cash impairment charges of $19 million, which included charges of $11 million to write off certain Rugby brand-related long-lived assets in connection with the Rugby Closure Plan and charges of $8 million to reduce the carrying values of long-lived assets of certain underperforming European stores to their fair values, as well as to write off the fixed assets of certain wholesale locations in Europe that were expected to close (see Note 11 to the accompanying audited consolidated financial statements).
Restructuring and Other Charges.   Restructuring and other charges increased by $6 million to $18 million in Fiscal 2014 from $12 million in Fiscal 2013. During Fiscal 2014, we recorded restructuring charges of $8 million, primarily related to severance and benefit costs associated with our corporate operations. In addition, during Fiscal 2014, we recorded $10 million of accelerated stock-based compensation expense associated with certain new executive employment agreement provisions. Restructuring and other charges of $12 million recorded during Fiscal 2013 included $7 million of severance and lease termination costs associated with the Rugby Closure Plan and $5 million of other net restructuring charges, which primarily related to the suspension of the Company's operations in Argentina, severance and lease termination costs associated with our European operations, and other severance-related costs primarily within our corporate operations, partially offset by reversals of reserves deemed no longer necessary in connection with our fiscal year ended March 31, 2012 restructuring plan in the Asia-Pacific region (see Note 12 to the accompanying audited consolidated financial statements).

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
Operating income and margin for each of our three reportable segments are provided below:

	Fiscal Years Ended				$ Change	Margin Change
	March 29, 2014		March 30, 2013
	Operating Income	Operating Margin	Operating Income	Operating Margin
	(millions)		(millions)		(millions)
Segment:
Wholesale	$963	27.6%	$903	28.7%	$60	(110 bps)
Retail	572	15.1%	615	17.0%	(43)	(190 bps)
Licensing	150	90.2%	152	83.6%	(2)	660 bps
	1,685		1,670		15
Unallocated corporate expenses	(553)		(531)		(22)
Gain on acquisition of Chaps	16		—		16
Unallocated restructuring and other charges	(18)		(12)		(6)
Total operating income	$1,130	15.2%	$1,127	16.2%	$3	(100 bps)
Wholesale operating margin declined by 110 basis points, which included net unfavorable effects related to foreign currency of 110 basis points and a 50 basis point decline due to the inclusion of the Chaps Menswear Business. The decline in Wholesale operating margin was partially offset by a 40 basis point increase due to improved operating leverage of SG&A expenses on higher wholesale revenues.
Retail operating margin declined by 190 basis points, primarily due to net unfavorable effects related to foreign currency of 50 basis points, an increase in SG&A expenses as a percentage of net revenues of 50 basis points (primarily driven by expenses associated with our global store and e-commerce development efforts), and a 40 basis point decline due to the inclusion of the Australia and New Zealand Business. The remaining 50 basis point decline was due in part to elevated promotional activity within certain of our retail businesses during the fourth quarter of Fiscal 2014.
Licensing operating margin improvement of 660 basis points was due to reduced operating expenses reflecting the transition of certain licensing arrangements to wholly-owned operations, partially offset by lower net revenues.
Unallocated corporate expenses increased by $22 million, reflecting higher increased global information technology-related costs of $13 million, higher corporate advertising and marketing expenses of $12 million, and acquisition-related costs of $7 million. These increases were partially offset by declines in other individually immaterial costs.
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
Non-operating Expense, Net.    Non-operating expense, net declined by $4 million to $34 million in Fiscal 2014, from $38 million in Fiscal 2013. The decline in non-operating expense, net was primarily attributed to (i) lower foreign currency losses related to the revaluation and settlement of foreign currency-denominated third-party and intercompany receivables and payables, as well as net gains related to foreign currency hedge contracts, and (ii) lower interest expense on the 2.125% Senior Notes issued in September 2013, as compared to the 4.5% interest rate on the previously outstanding Euro-denominated notes. These declines were partially offset by additional interest expense on our increased capital lease obligations, and lower interest and other income, net, primarily due to changes in our investment portfolio mix.

Provision for Income Taxes.    The provision for income taxes decreased by $19 million, or 5.6%, to $320 million in Fiscal 2014 from $339 million in Fiscal 2013. The decrease in the provision for income taxes was primarily due to a decrease in our reported effective tax rate of 190 basis points to 29.2% in Fiscal 2014 from 31.1% in Fiscal 2013, slightly offset by the increase in the overall level of our pretax income. The lower effective tax rate for Fiscal 2014 was primarily due to tax reserve reductions associated with the conclusion of a tax examination during the third quarter of Fiscal 2014, and an income tax benefit resulting from legal entity restructuring of certain of our foreign operations during Fiscal 2014. The effective tax rate for Fiscal 2013 reflected tax reserve reductions associated with the conclusion of a separate tax examination during the third quarter of Fiscal 2013, which were offset by the inclusion of a reserve for an interest assessment on a prior year withholding tax.
Net Income.    Net income increased by $26 million, or 3.4%, to $776 million in Fiscal 2014, from $750 million in Fiscal 2013, due to the $19 million reduction in our provision for income taxes, lower non-operating charges of $4 million, and a $3 million increase in operating income, all as previously discussed.
Net Income per Diluted Share.    Net income per diluted share increased by $0.43, or 5.4%, to $8.43 per share in Fiscal 2014 from $8.00 per share in Fiscal 2013. The increase was primarily attributable to higher net income, as previously discussed, and lower weighted-average diluted shares outstanding during Fiscal 2014, driven by our share repurchases during Fiscal 2014.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of March 28, 2015 and March 29, 2014.

	March 28, 2015	March 29, 2014	$ Change
	(millions)
Cash and cash equivalents	$500	$797	$(297)
Short-term investments	644	488	156
Non-current investments(a)	8	2	6
Short-term debt	(234)	—	(234)
Long-term debt(b)	(298)	(298)	—
Net cash and investments(c)	$620	$989	$(369)
Equity	$3,891	$4,034	$(143)

(a)	Recorded within other non-current assets in our consolidated balance sheets.

(b)	Net of $2 million of unamortized debt issuance costs as of both March 28, 2015 and March 29, 2014.

(c)	"Net cash and investments" is defined as cash and cash equivalents, plus short-term and non-current investments, less total debt.
The decline in our net cash and investments position at March 28, 2015 as compared to March 29, 2014 was primarily due to our use of cash to support our Class A common stock repurchases of $532 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to invest in our business through $391 million in capital expenditures, and to make cash dividend payments of $158 million during Fiscal 2015, partially offset by our operating cash flows of $894 million. The decline in our net cash and investment position also reflected unfavorable foreign currency impacts of $81 million, primarily related to the weakening of the Euro and the Japanese Yen against the U.S. Dollar during Fiscal 2015 as compared to the prior fiscal year.
The decline in equity was attributable to our share repurchase activity and dividends declared, largely offset by our comprehensive income and the net impact of stock-based compensation arrangements during Fiscal 2015.

Cash Flows
Fiscal 2015 Compared to Fiscal 2014

	Fiscal Years Ended
	March 28, 2015	March 29, 2014	$ Change
	(millions)
Net cash provided by operating activities	$894	$907	$(13)
Net cash used in investing activities	(689)	(488)	(201)
Net cash used in financing activities	(421)	(599)	178
Effect of exchange rate changes on cash and cash equivalents	(81)	3	(84)
Net decrease in cash and cash equivalents	$(297)	$(177)	$(120)
Net Cash Provided by Operating Activities.    Net cash provided by operating activities decreased to $894 million during Fiscal 2015, from $907 million during Fiscal 2014. The net decrease in cash provided by operating activities was primarily due to the decline in net income before non-cash charges, partially offset by a net favorable change related to our operating assets and liabilities. The net favorable change related to our operating assets and liabilities was driven by foreign currency impacts, primarily related to the weakening of the Euro and the Japanese Yen against the U.S. Dollar during Fiscal 2015, partially offset by a decline in our working capital driven by:

•	unfavorable changes in income tax receivables and payables, as well as prepaid expenses and other current assets, both due to the timing of payments; and

•	a year-over-year increase in our inventory levels to support our new brands and new and expanded stores.
Net Cash Used in Investing Activities.    Net cash used in investing activities was $689 million during Fiscal 2015, as compared to $488 million during Fiscal 2014. The $201 million net increase in cash used in investing activities was primarily driven by a $229 million increase in cash used to purchase investments, less proceeds from sales and maturities of investments. During Fiscal 2015, we made net purchases of investments of $285 million, as compared to net purchases of investments of $56 million during Fiscal 2014.
The above increase in cash used in investing activities was partially offset by a $28 million decline in cash used to fund acquisitions and ventures. During Fiscal 2015, we used $12 million of cash to support the funding of our joint venture, the RL Watch Company, and other investments. During Fiscal 2014, we used $40 million of cash, including $18 million to fund the Chaps Menswear License Acquisition, $15 million to fund the Australia and New Zealand Licensed Operations Acquisition, as well as amounts to support the continued funding of the RL Watch Company.
In Fiscal 2016, we expect to spend between $400 million and $500 million in capital expenditures, primarily to support our global retail store expansion and further development of our infrastructure, including investment in a new global e-commerce platform and the build-out of a newly leased distribution center. Our capital expenditures will also be focused on department store renovations and the continued implementation of SAP and other systems.
Net Cash Used in Financing Activities.    Net cash used in financing activities was $421 million during Fiscal 2015, as compared to $599 million during Fiscal 2014. The $178 million decline in cash used in financing activities was primarily driven by:

•
a $203 million increase in proceeds from debt issuances, less cash used to repay debt. During Fiscal 2015, we received net proceeds of $234 million from commercial paper note issuances and repayments. During Fiscal 2014, we received $300 million in proceeds from our issuance of Senior Notes in September 2013, a portion of which was used to repay the $269 million principal amount outstanding of the 4.5% Euro-denominated notes upon their maturity on October 4, 2013; and

52

•
a $26 million decline in cash used to repurchase shares of our Class A common stock. During Fiscal 2015, we used $500 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $32 million in shares of Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our amended and restated 2010 Long-Term Stock Incentive Plan (the "2010 Incentive Plan"). On a comparative basis, during Fiscal 2014, we used $498 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $60 million in shares of Class A common stock were surrendered or withheld for taxes under our 1997 Long-Term Stock Incentive Plan (the "1997 Incentive Plan") and our 2010 Incentive Plan.

The above decreases in cash used in financing activities were partially offset by:

•	a $26 million decline in excess tax benefits from stock-based compensation arrangements;

•	a $15 million increase in payments related to our capital lease obligations; and

•	a $9 million increase in cash used to pay dividends.
Fiscal 2014 Compared to Fiscal 2013

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	$ Change
	(millions)
Net cash provided by operating activities	$907	$1,019	$(112)
Net cash used in investing activities	(488)	(113)	(375)
Net cash used in financing activities	(599)	(595)	(4)
Effect of exchange rate changes on cash and cash equivalents	3	(9)	12
Net increase (decrease) in cash and cash equivalents	$(177)	$302	$(479)
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

•
a $114 million increase in cash used for capital expenditures. During Fiscal 2014, we spent $390 million on capital expenditures, as compared to $276 million during Fiscal 2013. Our capital expenditures were primarily associated with global retail store expansion, department store renovations, the purchase and expansion of a distribution facility in High Point, North Carolina, and enhancements to our global information technology systems, including the continued implementation of our global operating and financial reporting information technology system, SAP; and

53

•
an $18 million increase in cash used to fund our acquisitions and ventures. During Fiscal 2014, we used $40 million of cash to fund our acquisitions and ventures, including $18 million to fund the Chaps Menswear License Acquisition, $15 million to fund the Australia and New Zealand Licensed Operations Acquisition, as well as amounts to support the continued funding of our joint venture, the RL Watch Company. During Fiscal 2013, we used $22 million of cash, primarily in connection with our acquisition of the previously licensed business in Latin America, and to fund the operations of the RL Watch Company.

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

Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, availability under our Global Credit Facility, Domestic Credit Facility, and Pan-Asia Credit Facilities (all as defined below), our Commercial Paper Program (as defined below), our available cash and cash equivalents and short-term investments, and other available financing options. As of March 28, 2015, we had $1.144 billion in cash, cash equivalents, and short-term investments, of which $1.109 billion were held by our subsidiaries domiciled outside the U.S. We are not dependent on foreign cash to fund our domestic operations and do not expect to repatriate these balances to meet our domestic cash needs. However, if our plans change and we choose to repatriate any funds to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.
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
As discussed in the "Debt and Covenant Compliance" section below, we had $234 million in commercial paper notes outstanding as of March 28, 2015. We had no borrowings outstanding under our Global Credit Facility, Domestic Credit Facility, or Pan-Asia Credit Facilities as of March 28, 2015.
We believe that our Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of March 28, 2015, there were nine financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 20%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Global Credit Facility, the Domestic Credit Facility, and the Pan-Asia Credit Facilities in the event of our election to draw funds in the foreseeable future.

Common Stock Repurchase Program
A summary of our repurchases of Class A common stock under our common stock repurchase program is presented below:

	Fiscal Years Ended
	March 28, 2015	March 29, 2014		March 30, 2013
	(in millions)
Cost of shares repurchased	$500	$548	(a)	$450
Number of shares repurchased	3.2	3.2	(a)	3.0

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

As of March 28, 2015, the remaining availability under our Class A common stock repurchase program was approximately $80 million. On May 12, 2015, our Board of Directors approved an expansion of the program that allows us to repurchase up to an additional $500 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions.
In addition, during Fiscal 2015, Fiscal 2014, and Fiscal 2013, 0.2 million, 0.4 million, and 0.4 million shares of Class A common stock, respectively, at a cost of $32 million, $60 million, and $47 million, respectively, were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under the 1997 Incentive Plan and the 2010 Incentive Plan.
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.
Dividends
Since 2003, we have maintained a regular quarterly cash dividend program on our common stock. On November 5, 2013, our Board of Directors approved an increase to the quarterly cash dividend on our common stock from $0.40 per share to $0.45 per share. On February 3, 2015, our Board of Directors approved a further increase to the quarterly cash dividend on our common stock from $0.45 to $0.50 per share. Dividends paid amounted to $158 million, $149 million, and $128 million in Fiscal 2015, Fiscal 2014, and Fiscal 2013, respectively.
We intend to continue to pay regular quarterly dividends on our outstanding common stock. However, any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on our results of operations, cash requirements, financial condition, and other factors that the Board of Directors may deem relevant.
Debt and Covenant Compliance
Senior Notes
In September 2013, we completed a registered public debt offering and issued $300 million aggregate principal amount of Senior Notes due September 26, 2018 at a price equal to 99.896% of their principal amount. The Senior Notes bear interest at a fixed rate of 2.125%, payable semi-annually. The proceeds from this offering were used for general corporate purposes, including repayment of the previously outstanding €209 million principal amount of 4.5% Euro-denominated notes (the "Euro Debt"), which matured on October 4, 2013.
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

Commercial Paper
In May 2014, we initiated a commercial paper borrowing program (the "Commercial Paper Program") that allowed us to issue up to $300 million of unsecured commercial paper notes through private placement using third-party broker-dealers. In May 2015, we expanded the Commercial Paper Program to allow for a total issuance of up to $500 million of unsecured commercial paper notes.
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility, as defined below, and may be used to support our general working capital and corporate needs. Maturities of commercial paper notes vary, but cannot exceed 397 days from the date of issuance. Commercial paper notes issued under the Commercial Paper Program rank equally with our other forms of unsecured indebtedness. As of March 28, 2015, we had $234 million in borrowings outstanding under our Commercial Paper Program, with a weighted-average annual interest rate of 0.27% and a weighted-average remaining term of 11 days.
Revolving Credit Facilities
Global Credit Facility
In February 2015, we entered into an amended and restated credit facility that provides for a $500 million senior unsecured revolving line of credit through February 11, 2020 (the "Global Credit Facility") under terms and conditions substantially similar to those previously in effect. The Global Credit Facility is also used to support the issuance of letters of credit and the maintenance of the Commercial Paper Program. Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and other currencies, including Euros, Hong Kong Dollars, and Japanese Yen. We have the ability to expand our borrowing availability under the Global Credit Facility to $750 million, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. As of March 28, 2015, there were no borrowings outstanding under the Global Credit Facility and we were contingently liable for $8 million of outstanding letters of credit.
The Global Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make certain investments. The Global Credit Facility also requires us to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the "leverage ratio") of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus eight times consolidated rent expense for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, and (iv) consolidated rent expense. As of March 28, 2015, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility.
Upon the occurrence of an Event of Default under the Global Credit Facility, the lenders may cease making loans, terminate the Global Credit Facility, and declare all amounts outstanding to be immediately due and payable. The Global Credit Facility specifies a number of events of default (many of which are subject to applicable grace periods), including, among others, the failure to make timely principal, interest, and fee payments or to satisfy the covenants, including the financial covenant described above. Additionally, the Global Credit Facility provides that an Event of Default will occur if Mr. Ralph Lauren, our Chairman of the Board and Chief Executive Officer, and entities controlled by the Lauren family, fail to maintain a specified minimum percentage of the voting power of our common stock.
Domestic Credit Facility
In August 2014, we entered into an uncommitted credit facility (the "Domestic Credit Facility") with Santander Bank, N.A. ("Santander"), which provides for a revolving line of credit up to $100 million through August 19, 2015. Borrowings under the Domestic Credit Facility are granted at the sole discretion of Santander, subject to availability of its funds, and bear interest at a rate equal to the London Interbank Offered Rate plus a spread determined by Santander at the time of borrowing. The Domestic Credit Facility does not contain any financial covenants. As of March 28, 2015, there were no borrowings outstanding under the Domestic Credit Facility.

Pan-Asia Credit Facilities
Certain of our subsidiaries in Asia have uncommitted credit facilities with regional branches of JPMorgan Chase (the "Banks") in China, Malaysia, South Korea, and Taiwan (the "Pan-Asia Credit Facilities"). These credit facilities are subject to annual renewal and may be used to fund general working capital and corporate needs of our operations in the respective countries. Our subsidiaries' borrowings under the Pan-Asia Credit Facilities are guaranteed by the parent company. The Pan-Asia Credit Facilities do not contain any financial covenants. As of March 28, 2015, the Pan-Asia Credit Facilities provided for revolving lines of credit of up to $32 million, granted at the sole discretion of the Banks, subject to availability of the Banks' funds and satisfaction of certain regulatory requirements. As of March 28, 2015, there were no borrowings outstanding under any of the Pan-Asia Credit Facilities.
See Note 14 to the accompanying audited consolidated financial statements for additional information relating to our credit facilities.

Contractual and Other Obligations
Firm Commitments
The following table summarizes certain of our aggregate contractual obligations as of March 28, 2015, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flows in future periods. We expect to fund these firm commitments with operating cash flows generated in the normal course of business and, if necessary, through availability under our credit facilities or other accessible sources of financing.

	Fiscal 2016	Fiscal 2017-2018	Fiscal 2019-2020	Fiscal 2021 and Thereafter	Total
	(millions)
Senior Notes	$—	$—	$300	$—	$300
Interest payments on Senior Notes	6	13	3	—	22
Capital leases	26	49	46	69	190
Operating leases	322	579	486	733	2,120
Inventory purchase commitments	840	—	—	—	840
Other commitments	58	42	36	27	163
Total	$1,252	$683	$871	$829	$3,635
The following is a description of our material, firmly committed obligations as of March 28, 2015:

•
Senior Notes represents the principal amount of our outstanding unsecured senior notes due September 26, 2018. Amount does not include any fair value adjustments, call premiums, or interest payments (see below);

•	Interest payments on Senior Notes represent the semi-annual contractual interest payments due on our Senior Notes, which bear interest at a fixed annual rate of 2.125%;

•
Lease obligations represent the minimum lease rental payments due under noncancelable leases for our real estate and operating equipment in various locations around the world. In addition to such amounts, we are normally required to pay taxes, insurance, and certain occupancy costs relating to our leased real estate properties, which are not included in the table above. Approximately 72% of these lease obligations relate to our retail operations. Information has been presented separately for operating and capital leases;

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

Excluded from the above contractual obligations table is the non-current liability for unrecognized tax benefits of $116 million as of March 28, 2015, as we cannot make a reliable estimate of the period in which the liability will be settled, if ever. The above table also excludes the following: (i) amounts recorded in current liabilities in our consolidated balance sheet as of March 28, 2015, including our outstanding commercial paper notes of $234 million, which will be paid within one year; and (ii) non-current liabilities that have no cash outflows associated with them (e.g., deferred revenue), or the cash outflows associated with them are uncertain or do not represent a "purchase obligation" as the term is used herein (e.g., deferred taxes and other miscellaneous items).
We also have certain contractual arrangements that would require us to make payments if certain events or circumstances occur. See Note 17 to the accompanying audited consolidated financial statements for a description of our contingent commitments not included in the above table.
Off-Balance Sheet Arrangements
In addition to the commitments included in the above table, our other off-balance sheet firm commitments relating to our outstanding letters of credit amounted to approximately $9 million as of March 28, 2015. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships with unconsolidated entities that would be expected to have a material current or future effect on our consolidated financial statements.
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
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts will fail to meet their contractual obligations. To mitigate this counterparty credit risk, we have a policy of only entering into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. Our established policies and procedures for mitigating credit risk from derivative transactions include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties, when possible, to mitigate credit risk associated with our derivative instruments. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of March 28, 2015. However, we do have in aggregate approximately $73 million of derivative instruments in net asset positions with six creditworthy financial institutions.
Foreign Currency Risk Management
We manage our exposure to changes in foreign currency exchange rates through the use of forward foreign currency exchange contracts. Refer to Note 16 to the accompanying audited consolidated financial statements for a summary of the notional amounts and fair values of our forward foreign currency exchange contracts outstanding as of March 28, 2015.
Forward Foreign Currency Exchange Contracts
We enter into forward foreign currency exchange contracts as hedges to reduce our risk related to exchange rate fluctuations on inventory transactions made in an entity's non-functional currency, intercompany royalty payments made by certain of our international operations, intercompany contributions made to fund certain marketing efforts of our international operations, and other foreign currency-denominated operational cash flows. As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily to changes in the value of the Euro, the Japanese Yen, the South Korean Won, the Australian Dollar, the Canadian Dollar, the British Pound Sterling, and the Hong Kong Dollar, we hedge a portion of our foreign currency exposures anticipated over a two-year period. In doing so, we use forward foreign currency exchange contracts that generally have maturities of two months to two years to provide continuing coverage throughout the hedging period.
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

We recognized net gains on forward foreign currency exchange contracts in earnings of approximately $35 million, $30 million, and $32 million during Fiscal 2015, Fiscal 2014, and Fiscal 2013, respectively.
Sensitivity
We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our forward foreign currency exchange contracts. To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of March 28, 2015, a 10% appreciation or depreciation of the U.S. Dollar against the exchange rates for foreign currencies under contract would result in a net increase or decrease, respectively, in the fair value of our derivative portfolio of approximately $72 million. As our outstanding forward foreign currency exchange contracts are primarily designated as cash flow hedges of forecasted transactions, this hypothetical net change in fair value would be largely offset by the net change in the fair values of the underlying hedged items.
Interest Rate Risk Management
Sensitivity
As of March 28, 2015, we had no variable-rate debt outstanding. As such, our exposure to changes in interest rates primarily relates to a change in the fair value of our fixed-rate Senior Notes and commercial paper notes. As of March 28, 2015, the carrying value and fair value of our Senior Notes were $298 million (net of unamortized debt issuance costs of $2 million) and $304 million, respectively, and both the carrying value and fair value of our commercial paper notes were $234 million. A 25 basis point increase or decrease in the level of interest rates would decrease or increase, respectively, the aggregate fair value of our Senior Notes and commercial paper notes by approximately $3 million. Such potential increases or decreases in the fair value of our debt would only be relevant if we were to retire all or a portion of the debt prior to its maturity, and are based on certain simplifying assumptions, including an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.
Investment Risk Management
As of March 28, 2015, we had cash and cash equivalents on-hand of $500 million, consisting of deposits in interest bearing accounts and invested in money market funds and time deposits with original maturities of 90 days or less. Our other significant investments included $644 million of short-term investments, consisting of time deposits with original maturities greater than 90 days, and $38 million of restricted cash placed in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters.
We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed further below. Our investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in our investment policy. See Note 16 to the accompanying audited consolidated financial statements for further detail of the composition of our investment portfolio as of March 28, 2015.
We evaluate investments held in unrealized loss positions for other-than-temporary impairment on a quarterly basis. This evaluation involves a variety of considerations, including assessments of risks and uncertainties associated with general economic conditions and distinct conditions affecting specific issuers. We consider the following factors: (i) the length of time and the extent to which the fair value has been below cost, (ii) the financial condition, credit worthiness, and near-term prospects of the issuer, (iii) the length of time to maturity, (iv) anticipated future economic conditions and market forecasts, (v) our intent and ability to retain our investment for a period of time sufficient to allow for recovery of market value, and (vi) an assessment of whether it is more likely than not that we will be required to sell our investment before recovery of market value. No material realized or unrealized gains or losses on available-for-sale investments or other-than-temporary impairment charges were recorded in any of the fiscal years presented.
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
In determining estimates of returns, discounts, end-of-season markdowns, and operational chargebacks, we analyze historical trends, seasonal results, current economic and market conditions, and retailer performance. We review and refine these estimates on a quarterly basis. Our historical estimates of these costs have not differed materially from actual results. A hypothetical 1% increase in our reserves for returns, discounts, end-of-season markdowns, and operational chargebacks as of March 28, 2015 would have decreased our Fiscal 2015 net revenues by approximately $3 million.
Similarly, we evaluate our accounts receivable balances to determine if they will ultimately be collected. Significant judgments and estimates are involved in this evaluation, including an analysis of specific risks on a customer-by-customer basis for larger accounts and customers, and a receivables aging analysis that determines the percentage of receivables that has historically been uncollected by aged category. Based on this information, we provide a reserve for the estimated amounts believed to be uncollectible. Although we believe that we have adequately provided for those risks as part of our bad debt reserve, a severe and prolonged adverse impact on our major customers' business operations could have a corresponding material adverse effect on our net sales, cash flows, and/or financial condition.
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
The estimated net realizable value of inventory is determined based on an analysis of historical sales trends of our individual product lines, the impact of market trends and economic conditions, and a forecast of future demand, giving consideration to the value of current orders in-house for future sales of inventory, as well as plans to sell inventory through our factory stores, among other liquidation channels. Estimates may differ from actual results due to the quantity, quality, and mix of products in inventory, consumer and retailer preferences, and market conditions. Reserves for inventory shrinkage, representing the risk of physical loss of inventory, are estimated based on historical experience and are adjusted based upon physical inventory counts. Our historical estimates of these costs and the related provisions have not differed materially from actual results.
A hypothetical 1% increase in the level of our inventory reserves as of March 28, 2015 would have decreased our Fiscal 2015 gross profit by approximately $1 million.

Business Combinations
In connection with our business combinations, we are required to record all of the assets and liabilities of the acquired business at their acquisition date fair value; recognize contingent consideration at fair value on the acquisition date; and, for certain arrangements, recognize changes in fair value in earnings until settlement. These fair value determinations require our judgment and may involve the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items. We may utilize independent valuation firms to assist in making these fair value determinations. In addition, in connection with our business combinations, we evaluate the terms of any pre-existing relationships to determine whether a gain or loss on settlement of the pre-existing relationship exists.
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
The fair values of our derivative assets and liabilities are determined using a pricing model, which is primarily based on market observable external inputs, including spot and forward currency exchange rates, and considers the impact of our own credit risk, if any. Changes in counterparty credit risk are also considered in the valuation of derivative financial instruments. Refer to "Market Risk Management" for a discussion of the sensitivity of our derivative financial instruments' fair values to changes in foreign currency exchange rates.
Our Senior Notes and commercial paper notes are recorded at carrying value in our consolidated balance sheets, adjusted for any unamortized debt issuance costs and premium or discount, and may differ from their respective fair values. The fair values of our Senior Notes and commercial paper notes are estimated based on external pricing data, including available quoted market prices of comparable debt instruments with similar interest rates, credit ratings, and trading frequency, among other factors. Refer to "Market Risk Management" for a discussion of the sensitivity of the fair value of these debt instruments to changes in interest rates.
Impairment of Goodwill and Other Intangible Assets
Goodwill and certain other intangible assets deemed to have indefinite useful lives are not amortized. Rather, goodwill and indefinite-lived intangible assets are assessed for impairment at least annually. Finite-lived intangible assets are amortized over their respective estimated useful lives and, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their carrying values may not be fully recoverable.
We generally perform our annual goodwill impairment assessment using a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its respective carrying value. However, in order to reassess the fair values of our reporting units, we periodically perform a quantitative impairment analysis in lieu of using the qualitative approach.
Performance of the qualitative assessment requires judgment in identifying and considering the significance of relevant key factors, events, and circumstances that affect the fair values of our reporting units. This requires consideration and assessment of external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as our actual and planned financial performance. We also give consideration to the difference between each reporting unit's fair value and carrying value as of the most recent date that a fair value measurement was performed. If the results of the qualitative assessment conclude that it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, additional quantitative impairment testing is performed.
The quantitative goodwill impairment test is a two-step process. The first step is to identify the existence of potential impairment by comparing the fair value of a reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, the reporting unit's goodwill is considered not to be impaired and performance of the second step of the quantitative goodwill impairment test is unnecessary. However, if the carrying value of a reporting unit exceeds its fair value, the second step of the quantitative goodwill impairment test is performed to measure the amount of impairment loss to be recorded, if any. The second step of the quantitative goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess.

Determining the fair value of a reporting unit under the first step of the quantitative goodwill impairment test and determining the fair values of individual assets and liabilities of a reporting unit (including any unrecognized intangible assets) under the second step of the quantitative goodwill impairment test requires judgment and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used when determining the fair values of other indefinite-lived intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge. To assist management in the process of determining any potential goodwill impairment, we may review and consider appraisals from accredited independent valuation firms. Estimates of fair value are primarily determined using discounted cash flows, market comparisons, and recent transactions. These approaches use significant estimates and assumptions, including projected future cash flows (including timing), discount rates reflecting the risks inherent in future cash flows, perpetual growth rates, and determination of appropriate market comparables.
We performed our annual goodwill impairment assessment as of the beginning of the second quarter of Fiscal 2015 using the quantitative approach in lieu of using the qualitative assessment. Based on the results of this assessment, we concluded that the fair values of our reporting units significantly exceeded their respective carrying values, and there are no reporting units at risk of impairment. Additionally, no goodwill impairment charges have been recorded during any of the three fiscal years presented.
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
During Fiscal 2015, Fiscal 2014, and Fiscal 2013, we recorded non-cash impairment charges of $7 million, $1 million, and $19 million (including the $2 million of previously discussed charges related to the write-off of certain intangible assets in connection with the Rugby Closure Plan), respectively, to reduce the net carrying value of certain long-lived assets, primarily in our Retail segment, to their estimated fair values. See Note 11 to the accompanying audited consolidated financial statements for further discussion.
Income Taxes
In determining our income tax provision for financial reporting purposes, we establish a reserve for uncertain tax positions. If we consider that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the tax benefit. We measure the tax benefit by determining the largest amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. These assessments can be complex and require significant judgment, and we often obtain assistance from external advisors. To the extent that our estimates change or the final tax outcome of these matters is different from the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. If the initial assessment of a position fails to result in the recognition of a tax benefit, we will recognize the tax benefit if (i) there are changes in tax law or analogous case law that sufficiently raise the likelihood of prevailing on the technical merits of the position to more likely than not; (ii) the statute of limitations expires; or (iii) there is a completion of an audit resulting in a settlement of that tax year with the appropriate agency.

Deferred income taxes reflect the tax effect of certain net operating losses, capital losses, general business credit carryforwards, and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. Valuation allowances are established when management determines that it is more likely than not that some portion or all of a deferred tax asset will not be realized. Tax valuation allowances are analyzed periodically by assessing the adequacy of future expected taxable income, which typically involves the use of significant estimates. Such allowances are adjusted as events occur, or circumstances change, that warrant adjustments to those balances.
See Note 13 to the accompanying audited consolidated financial statements for further discussion of income taxes.
Contingencies
We are periodically exposed to various contingencies in the ordinary course of conducting our business, including certain litigation, alleged information system security breaches, contractual disputes, employee relation matters, various tax or other governmental audits, and trademark and intellectual property matters and disputes. We record a liability for such contingencies to the extent that we conclude their occurrence is probable and the related losses are estimable. In addition, if it is reasonably possible that an unfavorable settlement of a contingency could exceed the established liability, we disclose the estimated impact on our liquidity, financial condition, and results of operations, if practicable. Management considers many factors in making these assessments. As the ultimate resolution of contingencies is inherently unpredictable, these assessments can involve a series of complex judgments about future events including, but not limited to, court rulings, negotiations between affected parties, and governmental actions. As a result, the accounting for loss contingencies relies heavily on management's judgment in developing the related estimates and assumptions.
Stock-Based Compensation
We expense all stock-based compensation awarded to employees and non-employee directors based on the grant date fair value of the awards over the requisite service period, adjusted for estimated forfeitures.
Stock Options
Stock options are granted to employees and non-employee directors with exercise prices equal to the fair market value of our Class A common stock on the date of grant. We use the Black-Scholes option-pricing model to estimate the grant date fair value of stock options, which requires the use of both subjective and objective assumptions. Certain key assumptions involve estimating future uncertain events. The key factors influencing the estimation process include the expected term of the option, expected volatility of our stock price, our expected dividend yield, and the risk-free interest rate, among others. Generally, once stock option values are determined, accounting practices do not permit them to be changed, even if the estimates used are different from actual results.
Restricted Stock and Restricted Stock Units ("RSUs")
We grant service-based RSUs to certain of our senior executives, as well as certain of our other employees, and restricted shares of our Class A common stock to our non-employee directors. In addition, we grant performance-based RSUs to such senior executives and other key executives, as well as certain of our other employees. The fair values of restricted stock shares and RSUs are based on the fair value of our unrestricted Class A common stock, adjusted to reflect the absence of dividends for those restricted securities that are not entitled to dividend equivalents prior to vesting. Compensation expense for performance-based RSUs is recognized over the employees' requisite service period when attainment of the performance goals is deemed probable, which involves judgment as to achievement of certain performance metrics.
Our performance-based RSU awards with a market condition in the form of a total shareholder return ("TSR") modifier are valued based on the expected attainment of performance at the end of a three-year performance period and TSR achieved relative to the S&P 500 index over the performance period. The fair value of these awards is estimated using a Monte Carlo simulation valuation model prepared by an independent third party. This pricing model utilizes multiple input variables that determine the probability of satisfying each market condition stipulated in the terms of the award to estimate its grant date fair value. Compensation expense, net of forfeitures, is updated for the Company's expected net income performance level against the related goal at the end of each reporting period.

Sensitivity
The assumptions used in calculating the grant date fair values of stock-based compensation awards represent our best estimates. In addition, judgment is required in estimating the number of stock-based awards that are expected to be forfeited. If actual results differ significantly from our estimates and assumptions, if we change the assumptions used to estimate the grant date fair value for future stock-based award grants, or if there are changes in market conditions, stock-based compensation expense and, therefore, our results of operations could be materially impacted. A hypothetical 10% change in our stock-based compensation expense would have affected our Fiscal 2015 net income by approximately $5 million.
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 4 to the accompanying audited consolidated financial statements for a description of certain recently issued and proposed accounting standards which may impact our consolidated financial statements in future reporting periods.

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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this report based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this evaluation, management concluded that the Company's internal controls over financial reporting were effective at the reasonable assurance level as of the fiscal year-end covered by this Annual Report on Form 10-K.
Ernst & Young LLP, the Company's independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting as included elsewhere herein.
(c) Changes in Internal Controls over Financial Reporting
Except as discussed below, there has been no change in our internal control over financial reporting during the fourth quarter of Fiscal 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Global Operating and Financial Reporting System Implementation
We are in the process of implementing a global operating and financial reporting information technology system, SAP, as part of a multi-year plan to integrate and upgrade our systems and processes, which began during our fiscal year ended April 2, 2011. The implementation of this global system is scheduled to continue in phases over the next several years. During Fiscal 2015, we migrated certain areas of our business to SAP, including global merchandise procurement and customer order management and record-to-report for our North American wholesale operations. We are also in the process of executing the migration of our European operations to SAP, which will be completed in stages over the next several years.
As the phased implementation of this system occurs, we are experiencing certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect SAP to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve. For a discussion of risks related to the implementation of new systems, see Item 1A — "Risk Factors — Risks Related to Our Business — Implementation of management information systems may negatively impact our business."

Item 9B.	Other Information.
Global Reorganization Plan
On May 12, 2015, our Board of Directors approved a reorganization and restructuring plan comprised of the following major actions: (i) the reorganization of the Company from its current channel and regional structure to an integrated global brand-based operating structure, which will streamline our business processes to better align our cost structure with our long-term growth strategy; (ii) a strategic store and shop-within-shop performance review conducted by region and brand; (iii) a targeted corporate functional area review; and (iv) the consolidation of certain of our luxury lines (collectively, the "Global Reorganization Plan"). The Global Reorganization Plan will result in a reduction in workforce and, once a performance review is complete, the closure of certain stores and shop-within-shops. When substantially implemented by the end of Fiscal 2016, the Global Reorganization Plan is expected to result in improved operational efficiencies by reducing annual operating expenses by approximately $100 million.
In connection with the Global Reorganization Plan, we expect to incur total estimated charges of $70 million to $100 million, comprised of restructuring charges totaling $55 million to $80 million, to be settled in cash, and non-cash charges totaling $15 million to $20 million. Restructuring charges will consist primarily of severance and benefit charges and lease termination and store closure costs, and non-cash charges will consist primarily of asset impairment and inventory-related charges. We anticipate that these restructuring and non-cash charges will be incurred over the course of Fiscal 2016, primarily during the first half of the year.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information relating to our directors and corporate governance will be set forth in the Company's proxy statement for its 2015 annual meeting of stockholders to be filed within 120 days after March 28, 2015 (the "Proxy Statement") and is incorporated by reference herein. Information relating to our executive officers is set forth in Item 1 of this Annual Report on Form 10-K under the caption "Executive Officers."
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
Equity Compensation Plan Information as of March 28, 2015
The following table sets forth information as of March 28, 2015 regarding compensation plans under which the Company's equity securities are authorized for issuance:

	(a)		(b)		(c)
Plan Category	Numbers of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options ($)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	4,606,047	(1)	$129.28	(2)	2,963,849	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	4,606,047		$129.28		2,963,849

(1)
Consists of 3,225,268 options to purchase shares of our Class A common stock and 1,380,779 restricted stock units that are payable solely in shares of Class A common stock (including 422,724 service-based restricted stock units that have fully vested but for which the underlying shares have not yet been delivered as of March 28, 2015). Does not include 5,323 outstanding restricted shares that are subject to forfeiture.

(2)	Represents the weighted average exercise price of outstanding stock options.

(3)
All of the securities remaining available for future issuance set forth in column (c) may be in the form of options, stock appreciation rights, restricted stock, restricted stock units, performance awards, or other stock-based awards under the Company's 1997 Incentive Plan and 2010 Incentive Plan (the "Plans"). An additional 5,323 outstanding shares of restricted stock granted under the Company's Plans that remain subject to forfeiture are not reflected in column (c).

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
10.4
Amendment No. 1 to the Amended and Restated Employment Agreement, dated as of April 1, 2015, between Ralph Lauren Corporation and Ralph Lauren (filed as Exhibit 10.1 to the Form 8-K dated April 6, 2015)†

10.5	Amended and Restated Employment Agreement, effective as of November 1, 2013, between the Company and Roger N. Farah (filed as Exhibit 10.1 to the Form 8-K dated September 18, 2013)†
10.6
Amendment No. 1 to the Amended and Restated Employment Agreement, effective as of May 27, 2014, between Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.1 to the Form 8-K dated May 29, 2014)†

10.7	Amended and Restated Employment Agreement, effective as of November 1, 2013, between the Company and Jackwyn Nemerov (filed as Exhibit 10.2 to the Form 8-K dated September 18, 2013)†
10.8
Amendment No. 1 to the Amended and Restated Employment Agreement, effective as of March 30, 2014, between the Company and Jackwyn Nemerov (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2014 (the "Fiscal 2014 10-K"))†

10.9*	Amendment No. 2 to the Amended and Restated Employment Agreement, effective as of March 29, 2015, between Ralph Lauren Corporation and Jackwyn Nemerov†
10.10	Amended and Restated Employment Agreement, effective as of November 1, 2013, between the Company and Christopher H. Peterson (filed as Exhibit 10.3 to the Form 8-K dated September 18, 2013)†
10.11	Amendment No. 1 to the Amended and Restated Employment Agreement, effective as of March 30, 2014, between the Company and Christopher Peterson (filed as Exhibit 10.8 to the Fiscal 2014 10-K)†
10.12	Amended and Restated Employment Agreement, effective as of April 1, 2015, between Ralph Lauren Corporation and Christopher H. Peterson (filed as Exhibit 10.2 to the Form 8-K dated April 6, 2015)†
10.13*	Employment Agreement, effective as of April 7, 2014, between Ralph Lauren Corporation and Valérie Hermann†
10.14*	Amendment No. 1 to the Employment Agreement, effective as of June 24, 2014, between Ralph Lauren Corporation and Valérie Hermann†
10.15*	Amendment No. 2 to the Employment Agreement, effective as of March 29, 2015, between Ralph Lauren Corporation and Valérie Hermann†
10.16	Amended and Restated Employment Agreement, effective as of March 1, 2014, between the Company and Mitchell A. Kosh (filed as Exhibit 10.1 to the Form 8-K dated February 11, 2014)†

Exhibit Number	Description
10.17	Amended and Restated Employment Agreement, effective as of April 1, 2015, between Ralph Lauren Corporation and Mitchell A. Kosh (filed as Exhibit 10.3 to the Form 8-K dated April 6, 2015)†
10.18	Amended and Restated Employment Agreement, effective as of April 1, 2015, between Ralph Lauren Corporation and Robert L. Madore (filed as Exhibit 10.4 to the Form 8-K dated April 6, 2015)†
10.19
Non-Qualified Stock Option Agreement, dated as of June 8, 2004, between the Company and Ralph Lauren (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 2005 (the "Fiscal 2005 10-K"))†

10.20	Restricted Stock Unit Award Agreement, dated as of June 8, 2004, between the Company and Ralph Lauren (filed as Exhibit 10.15 to the Fiscal 2005 10-K)†
10.21	Executive Officer Annual Incentive Plan, as amended as of August 9, 2012 (filed as Appendix B to the Company's Definitive Proxy Statement dated July 2, 2012)†
10.22	Restricted Stock Unit Award Agreement, dated as of July 1, 2004, between the Company and Roger N. Farah (filed as Exhibit 10.18 to the Fiscal 2005 10-K)†
10.23
Amendment No. 1, dated as of December 23, 2008, to the Restricted Stock Unit Award Agreement between the Company and Roger N. Farah (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended December 27, 2008)†

10.24	Restricted Stock Award Agreement, dated as of July 23, 2002, between the Company and Roger N. Farah (filed as Exhibit 10.19 to the Fiscal 2005 10-K)†
10.25	Non-Qualified Stock Option Agreement, dated as of July 23, 2002, between the Company and Roger N. Farah (filed as Exhibit 10.20 to the Fiscal 2005 10-K)†
10.26	Deferred Compensation Agreement, dated as of September 19, 2002, between the Company and Roger N. Farah (filed as Exhibit 10.21 to the Fiscal 2005 10-K)†
10.27	1997 Long-Term Stock Incentive Plan, as Amended and Restated as of August 12, 2004 (filed as Exhibit 99.1 to the Form 8-K dated August 12, 2004)†
10.28
Amendment, as of June 30, 2006, to the 1997 Long-Term Stock Incentive Plan, as Amended and Restated as of August 12, 2004 (filed as Exhibit 10.4 to the Form 10-Q for the quarterly period ended July 1, 2006)†

10.29
Amendment No. 2, dated as of May 21, 2009, to the 1997 Long-Term Stock Incentive Plan, as Amended and Restated as of August 12, 2004 (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2009)†

10.30	Amended and Restated 2010 Long-Term Incentive Plan, amended as of August 8, 2013 (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended June 29, 2013)†
10.31
Cliff Restricted Performance Share Unit Award Overview containing the standard terms of restricted performance share awards under the 1997 Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended July 1, 2006)†

10.32
Pro-Rata Restricted Performance Share Unit Award Overview containing the standard terms of restricted performance share awards under the 1997 Long-Term Stock Incentive Plan (filed as Exhibit 10.3 to the Form 10-Q for the quarterly period ended July 1, 2006)†

10.33
Stock Option Award Overview - U.S. containing the standard terms of stock option awards under the 1997 Long-Term Stock Incentive Plan (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended July 1, 2006)†

10.34
Cliff Restricted Performance Share Unit Award Overview containing the standard terms of cliff restricted performance share unit awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.25 to the Fiscal 2014 10-K)†

10.35
Pro-Rata Restricted Performance Share Unit Award Overview containing the standard terms of restricted performance share unit awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.26 to the Fiscal 2014 10-K)†

10.36	Stock Option Award Overview containing the standard terms of stock option awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.27 to the Fiscal 2014 10-K)†
10.37
Cliff Restricted Performance Share Unit with TSR Modifier Award Overview containing the standard terms of cliff restricted performance share unit awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.28 to the Fiscal 2014 10-K)†

10.38*	Form of Performance Share Unit Award Agreement under the Amended and Restated 2010 Long-Term Stock Incentive Plan†
10.39*	Form of Performance-Based Restricted Stock Unit Award Agreement under the Amended and Restated 2010 Long-Term Stock Incentive Plan†

Exhibit Number	Description
10.40
Amended and Restated Credit Agreement, dated as of February 11, 2015, among Ralph Lauren Corporation, Acqui Polo C.V., Polo Fin B.V. and Ralph Lauren Asia Pacific Limited, as the borrowers, the lenders party thereto, Bank of America, N.A., as syndication agent, Wells Fargo Bank, N.A., HSBS Bank USA, N.A. and Deutsche Bank Securities Inc., as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Form 8-K dated February 18, 2015)

10.41	Amended and Restated Polo Ralph Lauren Supplemental Executive Retirement Plan (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended December 31, 2005)†
12.1*	Computation of Ratio of Earnings to Fixed Charges
14.1	Code of Ethics for Principal Executive Officers and Senior Financial Officers (filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2003)
21.1*	List of Significant Subsidiaries of the Company
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Ralph Lauren required by 17 CFR 240.13a-14(a)
31.2*	Certification of Robert L. Madore required by 17 CFR 240.13a-14(a)
32.1*	Certification of Ralph Lauren Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Robert L. Madore Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at March 28, 2015 and March 29, 2014, (ii) the Consolidated Statements of Income for the fiscal years ended March 28, 2015, March 29, 2014, and March 30, 2013, (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended March 28, 2015, March 29, 2014, and March 30, 2013, (iv) the Consolidated Statements of Cash Flows for the fiscal years ended March 28, 2015, March 29, 2014, and March 30, 2013, (v) the Consolidated Statements of Equity for the fiscal years ended March 28, 2015, March 29, 2014, and March 30, 2013, and (vi) the Notes to the Consolidated Financial Statements.

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
Date: May 15, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ RALPH LAUREN	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	May 15, 2015
Ralph Lauren

/S/ JACKWYN L. NEMEROV	President & Chief Operating Officer and Director	May 15, 2015
Jackwyn L. Nemerov

/S/ ROBERT L. MADORE	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 15, 2015
Robert L. Madore

/S/ JOHN R. ALCHIN	Director	May 15, 2015
John R. Alchin

/S/ ARNOLD H. ARONSON	Director	May 15, 2015
Arnold H. Aronson

/S/ FRANK A. BENNACK, JR.	Director	May 15, 2015
Frank A. Bennack, Jr.

/S/ DR. JOYCE F. BROWN	Director	May 15, 2015
Dr. Joyce F. Brown

/S/ JOEL L. FLEISHMAN	Director	May 15, 2015
Joel L. Fleishman

/S/ HUBERT JOLY	Director	May 15, 2015
Hubert Joly

/s/ DAVID LAUREN	Director	May 15, 2015
David Lauren

Signature	Title	Date

/S/ JUDITH MCHALE	Director	May 15, 2015
Judith McHale

/S/ ROBERT C. WRIGHT	Director	May 15, 2015
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

EX-10.9
EX-10.13
EX-10.14
EX-10.15
EX-10.38
EX-10.39
EX-12.1
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101	INSTANCE DOCUMENT
EX-101	SCHEMA DOCUMENT
EX-101	CALCULATION LINKBASE DOCUMENT
EX-101	LABELS LINKBASE DOCUMENT
EX-101	PRESENTATION LINKBASE DOCUMENT
EX-101	DEFINITION LINKBASE DOCUMENT

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 28, 2015	March 29, 2014
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$500	$797
Short-term investments	644	488
Accounts receivable, net of allowances of $251 million and $270 million	655	588
Inventories	1,042	1,020
Income tax receivable	57	62
Deferred tax assets	145	150
Prepaid expenses and other current assets	281	224
Total current assets	3,324	3,329
Property and equipment, net	1,436	1,322
Deferred tax assets	45	39
Goodwill	903	964
Intangible assets, net	267	299
Other non-current assets	131	135
Total assets	$6,106	$6,088
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$234	$—
Accounts payable	210	203
Income tax payable	27	77
Accrued expenses and other current liabilities	715	690
Total current liabilities	1,186	970
Long-term debt	298	298
Non-current liability for unrecognized tax benefits	116	132
Other non-current liabilities	615	654
Commitments and contingencies (Note 17)
Total liabilities	2,215	2,054
Equity:
Class A common stock, par value $.01 per share; 100.0 million and 98.0 million shares issued; 60.4 million and 61.8 million shares outstanding	1	1
Class B common stock, par value $.01 per share; 25.9 million and 26.9 million shares issued and outstanding	—	—
Additional paid-in-capital	2,117	1,979
Retained earnings	5,787	5,257
Treasury stock, Class A, at cost; 39.6 million and 36.2 million shares	(3,849)	(3,317)
Accumulated other comprehensive income (loss)	(165)	114
Total equity	3,891	4,034
Total liabilities and equity	$6,106	$6,088
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years Ended
	March 28, 2015	March 29, 2014	March 30, 2013
	(millions, except per share data)
Net sales	$7,451	$7,284	$6,763
Licensing revenue	169	166	182
Net revenues	7,620	7,450	6,945
Cost of goods sold(a)	(3,242)	(3,140)	(2,789)
Gross profit	4,378	4,310	4,156
Selling, general, and administrative expenses(a)	(3,301)	(3,142)	(2,971)
Amortization of intangible assets	(25)	(35)	(27)
Gain on acquisition of Chaps	—	16	—
Impairments of assets	(7)	(1)	(19)
Restructuring and other charges	(10)	(18)	(12)
Total other operating expenses, net	(3,343)	(3,180)	(3,029)
Operating income	1,035	1,130	1,127
Foreign currency losses	(26)	(8)	(12)
Interest expense	(17)	(20)	(22)
Interest and other income, net	6	3	6
Equity in losses of equity-method investees	(11)	(9)	(10)
Income before provision for income taxes	987	1,096	1,089
Provision for income taxes	(285)	(320)	(339)
Net income	$702	$776	$750

Net income per common share:
Basic	$7.96	$8.55	$8.21
Diluted	$7.88	$8.43	$8.00
Weighted average common shares outstanding:
Basic	88.2	90.7	91.3
Diluted	89.1	92.0	93.7
Dividends declared per share	$1.85	$1.70	$1.60
(a) Includes total depreciation expense of:	$(269)	$(223)	$(206)
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Years Ended
	March 28, 2015	March 29, 2014	March 30, 2013
	(millions)
Net income	$702	$776	$750
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	(318)	52	(93)
Net gains (losses) on derivative financial instruments	47	(27)	(13)
Net gains (losses) on available-for-sale investments	—	(5)	4
Net losses on defined benefit plans	(8)	—	(1)
Other comprehensive income (loss), net of tax	(279)	20	(103)
Total comprehensive income	$423	$796	$647
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	March 28, 2015	March 29, 2014	March 30, 2013
	(millions)
Cash flows from operating activities:
Net income	$702	$776	$750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	294	258	233
Deferred income tax expense	11	1	14
Equity in losses of equity-method investees	11	9	10
Non-cash stock-based compensation expense	81	93	88
Gain on acquisition of Chaps	—	(16)	—
Non-cash impairment of assets	7	1	19
Excess tax benefits from stock-based compensation arrangements	(8)	(34)	(41)
Other non-cash charges (benefits), net	(25)	6	3
Changes in operating assets and liabilities:
Accounts receivable	(96)	(104)	82
Inventories	(97)	(77)	(68)
Prepaid expenses and other current assets	(96)	(56)	4
Accounts payable and accrued liabilities	50	43	(57)
Income tax receivables and payables	(22)	59	(13)
Deferred income	(21)	(18)	(30)
Other balance sheet changes, net	103	(34)	25
Net cash provided by operating activities	894	907	1,019
Cash flows from investing activities:
Capital expenditures	(391)	(390)	(276)
Purchases of investments	(1,398)	(1,067)	(876)
Proceeds from sales and maturities of investments	1,113	1,011	1,058
Acquisitions and ventures	(12)	(40)	(22)
Change in restricted cash deposits	(1)	(2)	3
Net cash used in investing activities	(689)	(488)	(113)
Cash flows from financing activities:
Proceeds from issuance of short-term debt	2,808	—	—
Repayments of short-term debt	(2,574)	—	—
Proceeds from issuance of long-term debt	—	300	—
Repayments of current maturities of long-term debt	—	(269)	—
Payments of capital lease obligations	(24)	(9)	(9)
Payments of dividends	(158)	(149)	(128)
Repurchases of common stock, including shares surrendered for tax withholdings	(532)	(558)	(497)
Prepayments of common stock repurchases	—	—	(50)
Proceeds from exercise of stock options	52	52	49
Excess tax benefits from stock-based compensation arrangements	8	34	41
Other financing activities	(1)	—	(1)
Net cash used in financing activities	(421)	(599)	(595)
Effect of exchange rate changes on cash and cash equivalents	(81)	3	(9)
Net increase (decrease) in cash and cash equivalents	(297)	(177)	302
Cash and cash equivalents at beginning of period	797	974	672
Cash and cash equivalents at end of period	$500	$797	$974
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

			Additional			Treasury Stock
	Common Stock(a)		Paid-in		Retained	at Cost			Total
	Shares	Amount	Capital		Earnings	Shares	Amount	AOCI(b)	Equity
	(millions)
Balance at March 31, 2012	121.9	$1	$1,624		$4,043	29.2	$(2,212)	$197	$3,653
Comprehensive income:
Net income					750
Other comprehensive loss								(103)
Total comprehensive income									647
Dividends declared					(146)				(146)
Repurchases of common stock			(50)	(c)		3.4	(497)		(547)
Stock-based compensation			88						88
Shares issued and tax benefits recognized
pursuant to stock-based compensation plans(d)	1.6	—	90						90
Balance at March 30, 2013	123.5	$1	$1,752		$4,647	32.6	$(2,709)	$94	$3,785
Comprehensive income:
Net income					776
Other comprehensive income								20
Total comprehensive income									796
Dividends declared					(153)				(153)
Repurchases of common stock			50	(c)		3.6	(608)		(558)
Stock-based compensation			93						93
Shares issued and tax benefits recognized
pursuant to stock-based compensation plans(d)	1.4	—	86						86
Conversion of stock-based compensation awards(e)			(2)		(13)				(15)
Balance at March 29, 2014	124.9	$1	$1,979		$5,257	36.2	$(3,317)	$114	$4,034
Comprehensive income:
Net income					702
Other comprehensive loss								(279)
Total comprehensive income									423
Dividends declared					(161)				(161)
Repurchases of common stock						3.4	(532)		(532)
Stock-based compensation			81						81
Shares issued and tax benefits recognized
pursuant to stock-based compensation plans(d)	1.0	—	60						60
Conversion of stock-based compensation awards(e)			(3)		(11)				(14)
Balance at March 28, 2015	125.9	$1	$2,117		$5,787	39.6	$(3,849)	$(165)	$3,891

(a)
Includes Class A and Class B common stock. In Fiscal 2015, Fiscal 2014, and Fiscal 2013, 1.0 million, 3.0 million, and 1.0 million shares, respectively, of Class B common stock were converted into an equal number of shares of Class A common stock pursuant to the terms of the Class B common stock (see Note 18).

(b)	Accumulated other comprehensive income (loss).

(c)
Relates to a $50 million payment made in March 2013 under a prepaid share repurchase program, which resulted in the delivery of the related shares at the conclusion of the repurchase term in Fiscal 2014 (see Note 18).

(d)	Includes excess tax benefits relating to stock-based compensation plans of approximately $8 million, $34 million, and $41 million in Fiscal 2015, Fiscal 2014, and Fiscal 2013, respectively.

(e)	Includes the conversion of certain fully-vested and expensed stock-based compensation awards to cash contributions into a deferred compensation account (see Note 18).
See accompanying notes.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business
Ralph Lauren Corporation ("RLC") is a global leader in the design, marketing, and distribution of premium lifestyle products, including apparel, accessories, home furnishings, and other licensed product categories. RLC's long-standing reputation and distinctive image have been consistently developed across an expanding number of products, brands, sales channels, and international markets. RLC's brand names include Ralph Lauren, Ralph Lauren Collection, Purple Label, Black Label, Polo, Polo Ralph Lauren, Double RL, RLX Ralph Lauren, Lauren Ralph Lauren, Ralph Lauren Childrenswear, Denim & Supply Ralph Lauren, Chaps, Club Monaco, and American Living, among others. RLC and its subsidiaries are collectively referred to herein as the "Company," "we," "us," "our," and "ourselves," unless the context indicates otherwise.
The Company classifies its businesses into three segments: Wholesale, Retail, and Licensing. The Company's wholesale sales are made principally to major department stores and specialty stores around the world. The Company also sells directly to consumers through its integrated retail channel, which includes its retail stores, concession-based shop-within-shops, and e-commerce operations around the world. In addition, the Company licenses to unrelated third parties for specified periods the right to operate retail stores and/or to use its various trademarks in connection with the manufacture and sale of designated products, such as certain apparel, eyewear, and fragrances.

2.	Basis of Presentation
Basis of Consolidation
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") and present the consolidated financial position, income, comprehensive income, and cash flows of the Company, including all entities in which the Company has a controlling financial interest and is determined to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2015 ended on March 28, 2015 and was a 52-week period ("Fiscal 2015"). Fiscal year 2014 ended on March 29, 2014 and was also a 52-week period ("Fiscal 2014"). Fiscal year 2013 ended on March 30, 2013 and was also a 52-week period ("Fiscal 2013").
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ materially from those estimates.
Significant estimates inherent in the preparation of the consolidated financial statements include reserves for bad debt, customer returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances; the realizability of inventory; reserves for litigation and other contingencies; useful lives and impairments of long-lived tangible and intangible assets; fair value measurements; accounting for income taxes and related uncertain tax positions; valuation of stock-based compensation awards and related estimated forfeiture rates; reserves for restructuring activity; and accounting for business combinations, among others.
Reclassifications
Certain reclassifications have been made to the prior periods' financial information in order to conform to the current period's presentation.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Summary of Significant Accounting Policies
Revenue Recognition
Revenue is recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable, and collectability is reasonably assured.
Revenue within the Company's Wholesale segment is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of estimates of returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances. Returns and allowances require pre-approval from management and discounts are based on trade terms. Estimates for end-of-season markdown reserves are based on historical trends, actual and forecasted seasonal results, an evaluation of current economic and market conditions, retailer performance, and, in certain cases, contractual terms. Estimates for operational chargebacks are based on actual customer notifications of order fulfillment discrepancies and historical trends. The Company reviews and refines these estimates on at least a quarterly basis. The Company's historical estimates of these costs have not differed materially from actual results.
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
Cost of Goods Sold and Selling Expenses
Cost of goods sold includes the expenses incurred to acquire and produce inventory for sale, including product costs, freight-in, and import costs, as well as changes in reserves for shrinkage and inventory realizability. Gains and losses associated with forward foreign currency exchange contracts that are designated as cash flow hedges of inventory transactions are also recognized within cost of goods sold when the hedged inventory is sold. The costs of selling merchandise, including those associated with preparing merchandise for sale, such as picking, packing, warehousing, and order charges ("handling costs"), are included in selling, general, and administrative ("SG&A") expenses in the consolidated statements of income.
Shipping and Handling Costs
The costs associated with shipping goods to customers are reflected as a component of SG&A expenses in the consolidated statements of income. Shipping costs were approximately $43 million in Fiscal 2015, and approximately $37 million in each of Fiscal 2014 and Fiscal 2013. Handling costs (described above), also included within SG&A expenses, were approximately $181 million, $179 million, and $150 million in Fiscal 2015, Fiscal 2014, and Fiscal 2013, respectively. Shipping and handling costs billed to customers are included in revenue.
Advertising and Marketing Costs
Advertising costs, including the costs to produce advertising, are expensed when the advertisement is first exhibited. Out-of-store advertising costs paid to wholesale customers under cooperative advertising programs are expensed as an advertising cost within SG&A expenses if both the identified advertising benefit is sufficiently separable from the purchase of the Company's products by customers and the fair value of such benefit is measurable. Otherwise, such costs are reflected as a reduction of revenue. Costs of in-store advertising paid to wholesale customers under cooperative advertising programs are not included in advertising costs, but rather are reflected as a reduction of revenue since the benefits are not sufficiently separable from the purchases of the

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company's products by customers. Costs associated with the marketing and promotion of the Company's products are included within SG&A expenses.
Advertising and marketing expenses amounted to approximately $275 million, $256 million, and $217 million in Fiscal 2015, Fiscal 2014, and Fiscal 2013, respectively. Deferred advertising, marketing, and promotional costs, which principally relate to advertisements that have not yet been exhibited or services that have not yet been received, were approximately $7 million and $9 million at the end of Fiscal 2015 and Fiscal 2014, respectively, and were recorded within prepaid expenses and other current assets in the Company's consolidated balance sheets.
Foreign Currency Translation and Transactions
The financial position and operating results of the Company's foreign operations are primarily consolidated using their respective local currency as the functional currency. Local currency assets and liabilities are translated to U.S. Dollars at the rates of exchange in effect on the balance sheet date, and local currency revenues and expenses are translated to U.S. Dollars at average rates of exchange in effect during the period. The resulting translation gains or losses are included in the consolidated statements of comprehensive income as a component of other comprehensive income (loss) ("OCI") and in the consolidated statements of equity within accumulated other comprehensive income (loss) ("AOCI"). Gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature are also included within this component of equity.
The Company also recognizes gains and losses on both third-party and intercompany transactions that are denominated in a currency other than the respective entity's functional currency. Foreign currency transaction gains and losses are recognized in earnings and separately disclosed in the consolidated statements of income.
Comprehensive Income (Loss)
Comprehensive income (loss), which is reported in the consolidated statements of comprehensive income and consolidated statements of equity, consists of net income and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income. The components of OCI for the Company consist of foreign currency translation gains (losses); net realized and unrealized gains (losses) on designated hedging instruments, such as forward foreign currency exchange contracts; net realized and unrealized gains (losses) on available-for-sale investments; and net realized and unrealized gains (losses) related to the Company's defined benefit plans.
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
The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to shares used to calculate diluted net income per common share as follows:

	Fiscal Years Ended
	March 28, 2015	March 29, 2014	March 30, 2013

Basic shares	88.2	90.7	91.3
Dilutive effect of stock options, restricted stock, and RSUs	0.9	1.3	2.4
Diluted shares	89.1	92.0	93.7
All earnings per share amounts have been calculated using unrounded numbers. Options to purchase shares of the Company's Class A common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding RSUs that are issuable only upon the achievement of certain service and/or performance goals. Performance-based RSUs are included in the computation of diluted shares only to the extent that the underlying performance conditions (and any

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

applicable market condition modifiers) (i) have been satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of the end of Fiscal 2015, Fiscal 2014, and Fiscal 2013, there were approximately 1.9 million, 1.2 million, and 0.5 million, respectively, additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based RSUs, which were excluded from the diluted share calculations.
Stock-Based Compensation
The Company recognizes expense for all stock-based compensation awards granted to employees and non-employee directors based on the grant date fair value of the awards over the requisite service period, adjusted for estimated forfeitures. The Company uses the Black-Scholes valuation model to estimate the grant date fair value of its stock option awards. For performance-based RSU awards that include a market condition in the form of a total shareholder return ("TSR") modifier, the Company uses a Monte Carlo simulation valuation model to estimate the grant date fair value. The fair values of restricted stock awards, service-based RSUs, and performance-based RSUs that are not subject to a TSR modifier are determined based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for those awards that are not entitled to dividend equivalents. Compensation expense for all performance-based RSUs is recognized over the requisite service period when attainment of the performance goal is deemed probable, net of estimated forfeitures. The Company recognizes compensation expense on an accelerated basis for all awards with graded vesting terms, including stock options, restricted stock, and RSUs. For RSU awards with cliff vesting terms, compensation expense is recognized on a straight-line basis. See Note 20 for further discussion of the Company's stock-based compensation plans.
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid investments with original maturities of 90 days or less, including investments in debt securities and money market funds. Investments in debt securities are diversified among high-credit quality securities in accordance with the Company's risk-management policies.
Restricted Cash
The Company is periodically required to place cash in escrow with various banks as collateral, primarily to secure guarantees of corresponding amounts made by the banks to international tax authorities on behalf of the Company, such as to secure refunds of value-added tax payments in certain international tax jurisdictions or in the case of certain international tax audits. Such cash is classified as restricted cash and reported as a component of either prepaid expenses and other current assets or other non-current assets in the Company's consolidated balance sheets. The cash inflows and outflows related to restricted cash are classified as investing activities in the Company's consolidated statements of cash flows.
Investments
The Company's investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in the Company's investment policy.
Short-term investments consist of investments which the Company expects to convert into cash within one year, including time deposits, which have original maturities greater than 90 days. Non-current investments, which are classified within other non-current assets in the consolidated balance sheets, consist of those investments which the Company does not expect to convert into cash within one year.
The Company classifies all of its investments at the time of purchase as available-for-sale. These investments are recorded at fair value with unrealized gains or losses classified as a component of AOCI in the consolidated balance sheets, and related realized gains or losses classified as a component of interest and other income, net, in the consolidated statements of income. Cash inflows and outflows related to the sale and purchase of investments are classified as investing activities in the Company's consolidated statements of cash flows.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company's equity-method investments include the Ralph Lauren Watch and Jewelry Company, Sárl (the "RL Watch Company"), a joint venture formed with Compagnie Financière Richemont SA ("Richemont"), the Swiss luxury goods group, in March 2007. This joint venture is a Swiss corporation whose purpose is to design, develop, manufacture, sell, and distribute luxury watches and fine jewelry through Ralph Lauren stores, as well as through fine independent jewelry and luxury watch retailers around the world. The Company accounts for its 50% interest in the RL Watch Company under the equity method of accounting. Royalty payments due to the Company under the related license agreement for use of certain of its trademarks are reflected as licensing revenue within the consolidated statements of income.
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
Accounts Receivable
In the normal course of business, the Company extends credit to wholesale customers that satisfy defined credit criteria. Accounts receivable is recorded at carrying value, which approximates fair value, and is presented in the Company's consolidated balance sheets net of certain reserves and allowances. These reserves and allowances consist of (i) reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances (see the Revenue Recognition section above for further discussion of related accounting policies) and (ii) allowances for doubtful accounts.
A rollforward of the activity in the Company's reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented below:

	Fiscal Years Ended
	March 28, 2015	March 29, 2014	March 30, 2013
	(millions)
Beginning reserve balance	$254	$230	$247
Amount charged against revenue to increase reserve	756	758	690
Amount credited against customer accounts to decrease reserve	(749)	(739)	(701)
Foreign currency translation	(21)	5	(6)
Ending reserve balance	$240	$254	$230
An allowance for doubtful accounts is determined through analysis of periodic aging of accounts receivable, assessments of collectability based on an evaluation of historical and anticipated trends, the financial condition of the Company's customers, and an evaluation of the impact of economic conditions, among other factors.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A rollforward of the activity in the Company's allowance for doubtful accounts is presented below:

	Fiscal Years Ended
	March 28, 2015	March 29, 2014	March 30, 2013
	(millions)
Beginning reserve balance	$16	$15	$16
Amount recorded to expense to increase reserve(a)	—	3	3
Amount written-off against customer accounts to decrease reserve	(2)	(3)	(3)
Foreign currency translation	(3)	1	(1)
Ending reserve balance	$11	$16	$15

(a)	Amounts recorded to bad debt expense are included within SG&A expenses in the consolidated statements of income.
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department and specialty stores around the world, and extends credit based on an evaluation of each customer's financial capacity and condition, usually without requiring collateral. In the Company's wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2015, the Company's sales to its largest wholesale customer, Macy's, Inc. ("Macy's"), accounted for approximately 12% of total net revenues, and the Company's sales to its three largest wholesale customers (including Macy's) accounted for approximately 24% of total net revenues. As of March 28, 2015, these three key wholesale customers constituted approximately 37% of total gross accounts receivable.
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
The estimated realizable value of inventory is determined based on an analysis of historical sales trends of the Company's individual product lines, the impact of market trends and economic conditions, and a forecast of future demand, giving consideration to the value of current in-house orders for future sales of inventory, as well as plans to sell inventory through the Company's factory stores, among other liquidation channels. Estimates may differ from actual results due to the quantity, quality, and mix of products in inventory, consumer and retailer preferences, and market conditions. Reserves for inventory shrinkage, representing the risk of physical loss of inventory, are estimated based on historical experience and are adjusted based upon physical inventory counts. The Company's historical estimates of these costs and its related provisions have not differed materially from actual results.
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
Property and equipment, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. In evaluating long-lived assets for recoverability, including finite-lived intangibles as described below, the Company uses its best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than its carrying value, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value, considering external market participant assumptions. Assets to be disposed of and for which there is a committed plan for disposal are reported at the lower of carrying value or fair value, less costs to sell.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and Other Intangible Assets
At acquisition, the Company estimates and records the fair value of purchased intangible assets, which typically consist of reacquired license agreements, customer relationships, non-compete agreements, and/or order backlog. The fair values of these intangible assets are estimated based on management's assessment, considering independent third-party appraisals when necessary. The excess of the purchase consideration over the fair value of net assets acquired, both tangible and intangible, is recorded as goodwill. Goodwill and certain other intangible assets deemed to have indefinite useful lives are not amortized. Rather, goodwill and such indefinite-lived intangible assets are assessed for impairment at least annually. The Company generally performs its annual goodwill and indefinite-lived intangible assets impairment analyses using a qualitative approach to determine whether it is more likely than not that the fair values of such assets are less than their respective carrying values. If, based on the results of the qualitative assessment, it is concluded that it is not more likely than not that the fair value of the asset exceeds its carrying value, a quantitative test is performed. Under the quantitative test, if the carrying value of the asset exceeds its fair value, an impairment loss is recognized in the amount of the excess. The Company also periodically performs a quantitative test to assess its goodwill for impairment in lieu of using the qualitative approach in order to reassess the fair values of its reporting units.
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
Income Taxes
Income taxes are provided using the asset and liability method. Under this method, income taxes (i.e., deferred tax assets and liabilities, current taxes payable/refunds receivable, and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any difference between U.S. GAAP and tax reporting. Deferred income taxes reflect the tax effect of certain net operating losses, capital losses, general business credit carryforwards, and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The Company accounts for the financial effect of changes in tax laws or rates in the period of enactment.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Leases
The Company leases certain facilities and equipment, including the vast majority of its retail stores. Certain of the Company's lease agreements contain renewal options, rent escalation clauses, and/or landlord incentives. Renewal terms generally reflect market rates at the time of renewal. Rent expense for noncancelable operating leases with scheduled rent increases and/or landlord incentives is recognized on a straight-line basis over the lease term, including any applicable rent holidays, beginning on the earlier of the lease commencement date or the date the Company takes control of the leased space. The excess of straight-line rent expense over the scheduled payment amounts and landlord incentives is recorded as a deferred rent obligation. As of the end of Fiscal 2015 and Fiscal 2014, deferred rent obligations of approximately $251 million and $252 million, respectively, were classified primarily within other non-current liabilities in the Company's consolidated balance sheets.
In certain lease arrangements, the Company is involved with the construction of the building or leasehold improvements (generally on property owned by the landlord). If the Company concludes that it has substantively all of the risks of ownership during construction of a leased property and therefore is deemed the owner of the project for accounting purposes, it records an asset and related financing obligation in the amount of the total project costs related to construction-in-progress and the fair value of the pre-existing building. Once construction is complete, the Company considers the requirements for sale-leaseback treatment, including the transfer back of all risks of ownership and whether the Company has any continuing involvement in the leased property. If the arrangement does not qualify for sale-leaseback treatment, the Company continues to amortize the financing obligation and depreciate the building over the lease term.
Derivative Financial Instruments
The Company records all derivative financial instruments on its consolidated balance sheets at fair value. For derivative instruments that qualify for cash flow hedge accounting, the effective portion of changes in the fair value of these instruments is recognized in equity as a component of AOCI until the hedged item is recognized in earnings.
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
As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to such contracts will fail to meet their contractual obligations. To mitigate this counterparty credit risk, the Company has a policy of only entering into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. The Company's established policies and procedures for mitigating credit risk from derivative transactions include ongoing review and assessment of the creditworthiness of its counterparties. The Company also enters into master netting arrangements with counterparties, when possible, to mitigate credit risk associated with its derivative instruments. In the event of default or termination (as such terms are defined within the respective master netting arrangement), these arrangements allow the Company to net-settle amounts payable and receivable related to multiple derivative transactions with the same counterparty. The master netting arrangements specify a number of events of default and termination, including, among others, the failure to make timely payments.

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
Forward Foreign Currency Exchange Contracts
The Company enters into forward foreign currency exchange contracts to reduce its risk related to exchange rate fluctuations on inventory transactions, intercompany royalty payments made by certain of its international operations, intercompany contributions made to fund certain marketing efforts of its international operations, and other foreign currency-denominated operational cash flows. To the extent forward foreign currency exchange contracts designated as cash flow hedges are highly effective in offsetting changes in the value of the hedged items, the related gains or losses are initially deferred in equity as a component of AOCI and are subsequently recognized in the consolidated statements of income as follows:

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
Presentation of Debt Issuance Costs
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred charge assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs. The Company early-adopted ASU 2015-03 as of the end of its Fiscal 2015, and applied its provisions retrospectively. The adoption of ASU 2015-03 resulted in the reclassification of $2 million of unamortized debt issuance costs related to the Company's Senior Notes (see Note 14) from other non-current assets to long-term debt within its consolidated balance sheets as of both March 28, 2015 and March 29, 2014. Other than this reclassification, the adoption of ASU 2015-03 did not have an impact on the Company's consolidated financial statements.
Accounting for Share-Based Payments
In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" ("ASU 2014-12"). ASU 2014-12 clarifies the accounting for certain share-based compensation awards by requiring that a performance target that affects an award's vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the award's grant-date fair value and the related compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. ASU 2014-12 is effective for the Company beginning in its fiscal year 2017, with early adoption permitted, and may be applied prospectively to all awards granted after the effective date, or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented. Adoption of ASU 2014-12 is not expected to have a significant impact on the Company's consolidated financial statements.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 provides a single, comprehensive accounting model for revenues arising from contracts with customers that will supersede most existing revenue recognition guidance, including industry-specific guidance. Under this model, revenue is recognized at an amount that an entity expects to be entitled to upon transferring control of goods or services to a customer, as opposed to when risks and rewards transfer to a customer under existing revenue recognition guidance. ASU 2014-09 is effective for the Company beginning in its fiscal year 2018. However, the FASB has proposed a one-year deferral of the effective date, which is currently subject to approval. ASU 2014-09 may be applied retrospectively to all prior periods presented or through a cumulative adjustment to the opening retained earnings balance in the year of adoption. The Company is currently in the process of evaluating the impact of ASU 2014-09 on its consolidated financial statements.
Proposed Amendments to Current Accounting Standards
The FASB is currently working on amendments to existing accounting standards governing a number of areas including, but not limited to, accounting for leases. In May 2013, the FASB issued an exposure draft, "Leases" (the "Exposure Draft"), which would replace the existing guidance in ASC topic 840, "Leases." Under the Exposure Draft, among other changes in practice, a lessee's rights and obligations under most leases, including existing and new arrangements, would be recognized as assets and liabilities on the consolidated balance sheet. The comment period for the Exposure Draft ended in September 2013, and the FASB has now substantially completed its redeliberations on certain portions of the proposal. If and when effective, this proposed standard will likely have a significant impact on the Company's consolidated financial statements. However, as the standard-setting process is still ongoing, the Company is currently unable to determine the impact this proposed change in accounting would have on its consolidated financial statements.

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
The operating results of the Chaps Menswear Business have been consolidated into the Company's operating results beginning on April 10, 2013. Transaction costs of $3 million were expensed as incurred and classified within SG&A expenses in the consolidated statement of income during Fiscal 2014.

6.	Inventories
Inventories consist of the following:

	March 28, 2015	March 29, 2014
	(millions)
Raw materials	$3	$3
Work-in-process	2	2
Finished goods	1,037	1,015
Total inventories	$1,042	$1,020

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Property and Equipment
Property and equipment, net consists of the following:

	March 28, 2015	March 29, 2014
	(millions)
Land and improvements	$17	$17
Buildings and improvements	409	183
Furniture and fixtures	686	661
Machinery and equipment	317	245
Capitalized software	402	366
Leasehold improvements	1,185	1,064
Construction in progress	99	312
	3,115	2,848
Less: accumulated depreciation	(1,679)	(1,526)
Property and equipment, net	$1,436	$1,322

8.	Goodwill and Other Intangible Assets
Goodwill
The following table details the changes in goodwill for each of the Company's reportable segments during Fiscal 2015 and Fiscal 2014:

	Wholesale	Retail	Licensing	Total
	(millions)
Balance at March 30, 2013	$614	$214	$140	$968
Foreign currency translation	3	(4)	(3)	(4)
Balance at March 29, 2014	617	210	137	964
Foreign currency translation	(46)	(10)	(5)	(61)
Balance at March 28, 2015	$571	$200	$132	$903
Based on the results of the Company's annual goodwill impairment testing in Fiscal 2015, Fiscal 2014, and Fiscal 2013, no impairment charges were recorded.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Intangible Assets
Other intangible assets consist of the following:

	March 28, 2015			March 29, 2014
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Re-acquired licensed trademarks	$230	$(112)	$118	$234	$(109)	$125
Customer relationships	247	(120)	127	261	(112)	149
Other	28	(13)	15	29	(11)	18
Total intangible assets subject to amortization	505	(245)	260	524	(232)	292
Intangible assets not subject to amortization:
Trademarks and brands	7	N/A	7	7	N/A	7
Total intangible assets	$512	$(245)	$267	$531	$(232)	$299
Amortization
Based on the balance of the Company's intangible assets subject to amortization as of March 28, 2015, the expected amortization expense for each of the next five fiscal years and thereafter is as follows:

Amortization Expense
(millions)
Fiscal 2016	$24
Fiscal 2017	24
Fiscal 2018	24
Fiscal 2019	24
Fiscal 2020	23
Fiscal 2021 and thereafter	141
Total	$260
The expected future amortization expense above reflects weighted-average estimated useful lives of 14.5 years for re-acquired licensed trademarks, 10.3 years for customer relationships, and 12.4 years for the Company's total finite-lived intangible assets in total.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Other Current and Non-Current Assets
Prepaid expenses and other current assets consist of the following:

	March 28, 2015	March 29, 2014
	(millions)
Other taxes receivable	$93	$77
Derivative financial instruments	65	3
Prepaid rent expense	31	31
Tenant allowances receivable	14	22
Prepaid samples	12	13
Prepaid advertising and marketing	7	9
Restricted cash	2	5
Fixed asset advance	—	19
Other prepaid expenses and current assets	57	45
Total prepaid expenses and other current assets	$281	$224
Other non-current assets consist of the following:

	March 28, 2015	March 29, 2014
	(millions)
Restricted cash	$36	$42
Security deposits	28	27
Derivative financial instruments	22	5
Assets held under deferred compensation arrangements	—	20
Other non-current assets	45	41
Total other non-current assets	$131	$135

10.	Other Current and Non-Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	March 28, 2015	March 29, 2014
	(millions)
Accrued operating expenses	$183	$183
Accrued payroll and benefits	162	190
Other taxes payable	108	76
Accrued inventory	75	84
Accrued capital expenditures	62	45
Dividends payable	43	40
Deferred income	38	41
Capital lease obligations	19	16
Other accrued expenses and current liabilities	25	15
Total accrued expenses and other current liabilities	$715	$690

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other non-current liabilities consist of the following:

	March 28, 2015	March 29, 2014
	(millions)
Capital lease obligations	$238	$255
Deferred rent obligations	219	224
Deferred tax liabilities	87	81
Deferred income	20	39
Deferred compensation	9	29
Other non-current liabilities	42	26
Total other non-current liabilities	$615	$654

11.	Impairments of Assets
During Fiscal 2015, the Company recorded non-cash impairment charges of $7 million, primarily to write off certain fixed assets related to its domestic and international retail stores.
During Fiscal 2014, the Company recorded non-cash impairment charges of $1 million, primarily to write off certain fixed assets related to its European operations.
During Fiscal 2013, the Company recorded non-cash impairment charges of $19 million, which included $11 million of impairment charges to reduce the carrying values of certain long-lived assets related to its 14 global freestanding Rugby retail stores to their estimated fair values in connection with their closure in Fiscal 2013 and Fiscal 2014 (see Note 12). In addition, during Fiscal 2013, the Company recorded non-cash impairment charges of $8 million to reduce the carrying values of long-lived assets of certain underperforming European stores to their fair values, as well as to write off the fixed assets of certain wholesale locations in Europe that were expected to close.

12.	Restructuring and Other Charges
A description of significant restructuring and other activities and related costs is included below.
Fiscal 2015
During Fiscal 2015, the Company recorded restructuring charges of $10 million, primarily related to severance and benefit costs associated with certain of its retail, wholesale, and corporate operations. As of March 28, 2015, the related aggregate remaining restructuring liability was approximately $5 million, which is expected to be settled by the end of the Company's fiscal year ending April 2, 2016 ("Fiscal 2016").
Fiscal 2014
During Fiscal 2014, the Company recorded restructuring charges of $8 million, primarily related to severance and benefit costs associated with its corporate operations. As of March 29, 2014, the related aggregate remaining restructuring liability was approximately $6 million. As of March 28, 2015, the related aggregate remaining restructuring liability was not material.
In addition, in connection with the formation of the Office of the Chairman, the Company entered into employment agreements with certain of its executive officers, which became effective in November 2013. As a result of the new employment agreement provisions, the Company recorded $10 million of accelerated stock-based compensation expense during Fiscal 2014.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal 2013
Rugby Closure Plan
On October 30, 2012, the Company approved a plan to wind down its Rugby brand retail operations (the "Rugby Closure Plan"). This decision was primarily based on the results of an analysis of the brand concept, as well as an opportunity for the Company to reallocate its resources related to these operations to support other high-growth business opportunities and initiatives. In connection with the Rugby Closure Plan, all of the Company's 14 global freestanding Rugby stores (certain of which were converted to other Ralph Lauren brand concepts) and its related domestic e-commerce site located at Rugby.com were closed as of June 2013. The Rugby Closure Plan resulted in a reduction in workforce of approximately 160 employees.
In connection with the Rugby Closure Plan, the Company recorded $7 million in restructuring charges during Fiscal 2013, comprised of $2 million of severance and benefits costs, $4 million of lease termination costs, and $1 million of other costs, of which $4 million remained payable as of March 30, 2013. As of both March 28, 2015 and March 29, 2014, the remaining restructuring liability related to this plan was not material.
Other Restructuring Charges
In addition to the restructuring charges incurred in connection with the Rugby Closure Plan, the Company recorded $5 million of other net restructuring charges during Fiscal 2013, including $3 million of severance and lease termination costs associated with the suspension of the Company's operations in Argentina, $3 million of severance and lease termination costs associated with the Company's European operations, and $2 million of severance costs primarily associated with the Company's corporate operations, partially offset by $3 million of reversals of reserves deemed no longer necessary in connection with the Company's Fiscal 2012 Asia-Pacific Restructuring Plan, as defined in the Fiscal 2014 10-K. As of March 30, 2013, the aggregate remaining liability related to these actions was $4 million. As of both March 28, 2015 and March 29, 2014, the remaining restructuring liability related to these actions was not material.

13.	Income Taxes
Taxes on Income
Domestic and foreign pretax income are as follows:

	Fiscal Years Ended
	March 28, 2015	March 29, 2014	March 30, 2013
	(millions)
Domestic	$620	$710	$672
Foreign	367	386	417
Total income before provision for income taxes	$987	$1,096	$1,089

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Provisions (benefits) for current and deferred income taxes are as follows:

	Fiscal Years Ended
	March 28, 2015	March 29, 2014	March 30, 2013
	(millions)
Current:
Federal(a)	$161	$211	$189
State and local(a)	35	51	42
Foreign	78	57	94
	274	319	325
Deferred:
Federal	22	(4)	9
State and local	3	1	5
Foreign	(14)	4	—
	11	1	14
Total provision for income taxes	$285	$320	$339

(a)
Excludes federal, state, and local tax benefits of approximately $8 million, $34 million, and $41 million in Fiscal 2015, Fiscal 2014, and Fiscal 2013, respectively, resulting from stock-based compensation arrangements. Such amounts were recorded within equity.

Tax Rate Reconciliation
The differences between income taxes expected at the U.S. federal statutory income tax rate of 35% and income taxes provided are as set forth below:

	Fiscal Years Ended
	March 28, 2015	March 29, 2014	March 30, 2013
	(millions)
Provision for income taxes at the U.S. federal statutory rate	$346	$384	$381
Increase (decrease) due to:
State and local income taxes, net of federal benefit	21	29	28
Foreign income taxed at different rates, net of U.S. foreign tax credits	(96)	(89)	(75)
Unrecognized tax benefits and settlements of tax examinations	11	(5)	6
Other	3	1	(1)
Total provision for income taxes	$285	$320	$339
Effective tax rate(a)	28.9%	29.2%	31.1%

(a)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.
The Company's effective tax rate is lower than the statutory rate principally as a result of the proportion of earnings generated in lower taxed foreign jurisdictions versus the U.S. In addition, during both Fiscal 2015 and Fiscal 2014, the effective tax rate was favorably impacted by tax reserve reductions associated with income tax benefits resulting from the legal entity restructurings of certain of the Company's foreign operations. The Company's effective tax rate for Fiscal 2014 also reflected tax reserve reductions associated with the conclusion of a tax examination. The Company's effective tax rate for Fiscal 2013 reflected tax reserve reductions associated with the conclusion of a separate tax examination, offset by the inclusion of a reserve for an interest assessment on a prior year withholding tax.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Taxes
Significant components of the Company's net deferred tax assets (liabilities) are as follows:

	March 28, 2015	March 29, 2014
	(millions)
Current deferred tax assets:
Receivable allowances and reserves	$64	$70
Deferred compensation	32	31
Inventory basis difference	24	30
Other	15	20
Valuation allowance	—	(1)
Net current deferred tax assets(a)	135	150

Non-current deferred tax assets (liabilities):
Goodwill and other intangible assets	(209)	(219)
Property and equipment	(86)	(90)
Cumulative translation adjustment and hedges	(1)	(8)
Lease obligations	86	92
Deferred compensation	76	79
Unrecognized tax benefits	30	46
Net operating loss carryforwards	19	17
Deferred rent	18	19
Transfer pricing	14	16
Deferred income	12	18
Other	7	(1)
Valuation allowance	(8)	(11)
Net non-current deferred tax liabilities(b)	(42)	(42)
Net deferred tax assets	$93	$108

(a)
The net current deferred tax balance as of March 28, 2015 included current deferred tax liabilities of $10 million recorded within accrued expenses and other current liabilities in the consolidated balance sheets.

(b)
The net non-current deferred tax balances as of March 28, 2015 and March 29, 2014 were comprised of non-current deferred tax assets of $45 million and $39 million, respectively, recorded within deferred tax assets, and non-current deferred tax liabilities of $87 million and $81 million, respectively, recorded within other non-current liabilities in the consolidated balance sheets.

The Company has available state and foreign net operating loss carryforwards of $4 million and $72 million, respectively, for tax purposes to offset future taxable income. The net operating loss carryforwards expire beginning in Fiscal 2016.
The Company also has available state and foreign net operating loss carryforwards of $9 million and $11 million, respectively, for which no net deferred tax asset has been recognized. A full valuation allowance has been recorded against these carryforwards since management does not believe that the Company will more likely than not be able to utilize these carryforwards to offset future taxable income. Subsequent recognition of these deferred tax assets would result in an income tax benefit in the year of such recognition. The valuation allowance relating to state net operating loss carryforwards decreased $1 million primarily due to the expiration of certain net operating loss carryforwards. The valuation allowance relating to foreign net operating loss carryforwards decreased $40 million mainly as a result of the legal entity restructuring of certain of the Company's foreign operations during Fiscal 2015, which allows the Company to utilize these net operating loss carryforwards in the future.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Provision has not been made for U.S. or additional foreign taxes on $2.515 billion of undistributed earnings of foreign subsidiaries. Those historical earnings have been and are expected to continue to be permanently reinvested. These earnings could become subject to tax if they were remitted as dividends, if foreign earnings were lent to RLC, a subsidiary or a U.S. affiliate of RLC, or if the stock of the subsidiaries were sold. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practical. Management believes that the amount of the additional taxes that might be payable on the earnings of foreign subsidiaries, if remitted, would be partially offset by U.S. foreign tax credits.
In September 2013, the Internal Revenue Service released final tangible property regulations that clarified and expanded Sections 162(a) and 263(a) of the Internal Revenue Code, which relate to the deduction and capitalization of expenditures associated with tangible property, as well as dispositions of tangible property. These regulations became effective for the Company as of the beginning of its Fiscal 2015 and did not have a material impact on its consolidated financial statements.
Uncertain Income Tax Benefits
Fiscal 2015, Fiscal 2014, and Fiscal 2013 Activity
Reconciliations of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for Fiscal 2015, Fiscal 2014, and Fiscal 2013 are presented below:

	Fiscal Years Ended
	March 28, 2015		March 29, 2014		March 30, 2013
	(millions)
Unrecognized tax benefits beginning balance	$83		$100		$129
Additions related to current period tax positions	5		6		4
Additions related to prior period tax positions	10		12		12
Reductions related to prior period tax positions	(1)		(13)	(b)	(32)	(c)
Reductions related to expiration of statutes of limitations	(1)		(2)		(1)
Reductions related to settlements with taxing authorities	(25)	(a)	(23)	(b)	(10)	(c)
Additions (reductions) related to foreign currency translation	(2)		3		(2)
Unrecognized tax benefits ending balance	$69		$83		$100

(a)	Includes a $20 million decline in unrecognized tax benefits as a result of the Company's tax settlement agreement reached in Fiscal 2015 for the taxable years ended April 2, 2011 and April 3, 2012.

(b)	Includes a $29 million decline in unrecognized tax benefits as a result of the Company's tax settlement agreement reached in Fiscal 2014 for the taxable years ended April 3, 2004 and April 2, 2005.

(c)
Includes a $34 million decline in unrecognized tax benefits as a result of the Company's tax settlement agreement reached in Fiscal 2013 in connection with a tax examination for the taxable years ended March 29, 2008 through April 3, 2010.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. Reconciliations of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits for Fiscal 2015, Fiscal 2014, and Fiscal 2013 are presented below:

	Fiscal Years Ended
	March 28, 2015	March 29, 2014	March 30, 2013
	(millions)
Accrued interest and penalties beginning balance	$49	$50	$39
Net additions charged to expense	6	6	22	(a)
Reductions related to prior period tax positions	(1)	(4)	(10)
Reductions related to settlements with taxing authorities	(5)	(5)	(1)
Additions (reductions) related to foreign currency translation	(2)	2	—
Accrued interest and penalties ending balance	$47	$49	$50

(a)
Includes a reserve of $17 million for an interest assessment on a prior year withholding tax. No underlying tax exposure exists. The interest assessed was not material to the Company's consolidated financial statements in any period.

The total amount of unrecognized tax benefits, including interest and penalties, was $116 million and $132 million as of March 28, 2015 and March 29, 2014, respectively, and is included within the non-current liability for unrecognized tax benefits in the consolidated balance sheets. The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $85 million and $86 million as of March 28, 2015 and March 29, 2014, respectively.
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
The Company files a consolidated U.S. federal income tax return, as well as tax returns in various state, local, and foreign jurisdictions. The Company is generally no longer subject to examinations by the relevant tax authorities for years prior to its fiscal year ended April 1, 2006.

14.	Debt
Debt consists of the following:

	March 28, 2015	March 29, 2014
	(millions)
2.125% Senior Notes due September 26, 2018(a)	$298	$298
Commercial paper notes	234	—
Total debt	532	298
Less: short-term debt	234	—
Total long-term debt	$298	$298

(a)	Net of $2 million of unamortized debt issuance costs as of both March 28, 2015 and March 29, 2014.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior Notes
In September 2013, the Company completed a registered public debt offering and issued $300 million aggregate principal amount of unsecured senior notes due September 26, 2018 (the "Senior Notes") at a price equal to 99.896% of their principal amount. The Senior Notes bear interest at a fixed rate of 2.125%, payable semi-annually. The proceeds from this offering were used for general corporate purposes, including repayment of the Company's previously outstanding €209 million principal amount of 4.5% Euro-denominated notes (the "Euro Debt"), which matured on October 4, 2013.
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
Commercial Paper
In May 2014, the Company initiated a commercial paper borrowing program (the "Commercial Paper Program") that allowed it to issue up to $300 million of unsecured commercial paper notes through private placement using third-party broker-dealers. In May 2015, the Company expanded its Commercial Paper Program to allow for a total issuance of up to $500 million of unsecured commercial paper notes.
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility, as defined below, and may be used to support the Company's general working capital and corporate needs. Maturities of commercial paper notes vary, but cannot exceed 397 days from the date of issuance. Commercial paper notes issued under the Commercial Paper Program rank equally with the Company's other forms of unsecured indebtedness. As of March 28, 2015, the Company had $234 million in borrowings outstanding under its Commercial Paper Program, with a weighted-average annual interest rate of 0.27% and a weighted-average remaining term of 11 days.
Revolving Credit Facilities
Global Credit Facility
In February 2015, the Company entered into an amended and restated credit facility that provides for a $500 million senior unsecured revolving line of credit through February 11, 2020 (the "Global Credit Facility") under terms and conditions substantially similar to those previously in effect. The Global Credit Facility is also used to support the issuance of letters of credit and the maintenance of the Commercial Paper Program. Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and other currencies, including Euros, Hong Kong Dollars, and Japanese Yen. The Company has the ability to expand its borrowing availability under the Global Credit Facility to $750 million, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. As of March 28, 2015, there were no borrowings outstanding under the Global Credit Facility and the Company was contingently liable for $8 million of outstanding letters of credit.
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
In addition to paying interest on any outstanding borrowings under the Global Credit Facility, the Company is required to pay a commitment fee to the lenders under the Global Credit Facility with respect to the unutilized commitments. The commitment fee rate of 7 basis points under the terms of the Global Credit Facility is subject to adjustment based on the Company's credit ratings.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Global Credit Facility contains a number of covenants that, among other things, restrict the Company's ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make certain investments. The Global Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the "leverage ratio") of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus eight times consolidated rent expense for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, and (iv) consolidated rent expense. As of March 28, 2015, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company's Global Credit Facility.
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
Domestic Credit Facility
In August 2014, the Company entered into an uncommitted credit facility (the "Domestic Credit Facility") with Santander Bank, N.A. ("Santander"), which provides for a revolving line of credit up to $100 million through August 19, 2015. Borrowings under the Domestic Credit Facility are granted at the sole discretion of Santander, subject to availability of its funds, and bear interest at a rate equal to the London Interbank Offered Rate plus a spread determined by Santander at the time of borrowing. The Domestic Credit Facility does not contain any financial covenants. As of March 28, 2015, there were no borrowings outstanding under the Domestic Credit Facility.
Pan-Asia Credit Facilities
Certain of the Company's subsidiaries in Asia have uncommitted credit facilities with regional branches of JPMorgan Chase (the "Banks") in China, Malaysia, South Korea, and Taiwan (the "Pan-Asia Credit Facilities"). These credit facilities are subject to annual renewal and may be used to fund general working capital and corporate needs of the Company's operations in the respective countries. Borrowings under the Pan-Asia Credit Facilities are guaranteed by the parent company and are granted at the sole discretion of the Banks, subject to availability of the Banks' funds and satisfaction of certain regulatory requirements. The Pan-Asia Credit Facilities do not contain any financial covenants. The Company's Pan-Asia Credit Facilities by country are as follows:

•
China Credit Facility — provides Ralph Lauren Trading (Shanghai) Co., Ltd. with a revolving line of credit of up to 100 million Chinese Renminbi (approximately $16 million) through April 7, 2016, and may also be used to support bank guarantees. As of March 28, 2015, bank guarantees supported by this facility were not material.

•	Malaysia Credit Facility — provides Ralph Lauren (Malaysia) Sdn Bhd with a revolving line of credit of up to 16 million Malaysian Ringgit (approximately $4 million) through September 30, 2015.

•	South Korea Credit Facility — provides Ralph Lauren (Korea) Ltd. with a revolving line of credit of up to 11 billion South Korean Won (approximately $10 million) through October 31, 2015.

•
Taiwan Credit Facility — provides Ralph Lauren (Hong Kong) Retail Company Ltd., Taiwan Branch with a revolving line of credit of up to 59 million New Taiwan Dollars (approximately $2 million) through October 15, 2015.

As of March 28, 2015, there were no borrowings outstanding under any of the Pan-Asia Credit Facilities.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•	Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.
The following table summarizes the Company's financial assets and liabilities that are measured and recorded at fair value on a recurring basis:

	March 28, 2015	March 29, 2014
	(millions)
Financial assets recorded at fair value:
Government bonds — U.S.(a)	$—	$1
Corporate bonds — non-U.S.(a)	8	—
Other available-for-sale investments(b)	—	2
Derivative financial instruments(b)	87	8
Total	$95	$11
Financial liabilities recorded at fair value:
Derivative financial instruments(b)	$19	$7
Total	$19	$7

(a)	Based on Level 1 measurements.

(b)	Based on Level 2 measurements.
To the extent the Company invests in bonds, such investments are classified as available-for-sale and recorded at fair value in its consolidated balance sheets based upon quoted prices in active markets.
The Company's derivative financial instruments are recorded at fair value in its consolidated balance sheets on a gross basis and are valued using a pricing model, which is primarily based on market observable external inputs, including spot and forward currency exchange rates, and considers the impact of the Company's own credit risk, if any. Changes in counterparty credit risk are also considered in the valuation of derivative financial instruments.
The Company's cash and cash equivalents, restricted cash, and time deposits are recorded at carrying value, which approximates fair value based on Level 1 measurements.
The Company's debt instruments are recorded at their carrying values in its consolidated balance sheets, which may differ from their respective fair values. The carrying values of the Company's Senior Notes and commercial paper notes reflect their face amount, adjusted for any unamortized debt issuance costs and discount. The fair value of the Senior Notes is estimated based on external pricing data, including available quoted market prices, and with reference to comparable debt instruments with similar

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest rates, credit ratings, and trading frequency, among other factors. The fair value of the Company's commercial paper notes is estimated using external pricing data, based on interest rates and credit ratings for similar issuances with the same remaining term as the Company's outstanding borrowings. Due to their short-term nature, the fair value of commercial paper notes outstanding at March 28, 2015 approximates their carrying value.
The following table summarizes the carrying values and the estimated fair values of the Company's debt instruments:

	March 28, 2015			March 29, 2014
	Carrying Value		Fair Value(a)	Carrying Value		Fair Value(a)
	(millions)
2.125% Senior Notes	$298	(b)	$304	$298	(b)	$300
Commercial paper notes	234		234	N/A		N/A

(a)	Based on Level 2 measurements.

(b)	Net of $2 million of unamortized debt issuance costs as of both March 28, 2015 and March 29, 2014.
Unrealized gains or losses resulting from changes in the fair value of the Company's debt do not result in the realization or expenditure of cash, unless the debt is retired prior to its maturity.
Non-financial Assets and Liabilities
The Company's non-financial assets, which primarily consist of goodwill, other intangible assets, and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis or whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written down to and recorded at fair value, considering external market participant assumptions.
During Fiscal 2015, Fiscal 2014, and Fiscal 2013, the Company recorded non-cash impairment charges to reduce the carrying values of certain long-lived store assets to their fair values. The fair values of these assets were determined based on Level 3 measurements. Inputs to these fair value measurements included estimates of the amount and timing of the stores' net future discounted cash flows based on historical experience, current trends, and market conditions.
The following table summarizes the impairment charges recorded during Fiscal 2015, Fiscal 2014, and Fiscal 2013:

	Fiscal Years Ended
	March 28, 2015	March 29, 2014	March 30, 2013
	(millions)
Aggregate carrying value of long-lived assets written down to fair value	$7	$1	$19
Impairment charges(a)	(7)	(1)	(19)

(a)	See Note 11 for details of impairment charges recorded in Fiscal 2015, Fiscal 2014, and Fiscal 2013.
No goodwill impairment charges have been recorded during any of the three fiscal years presented. In Fiscal 2015, the Company performed its annual goodwill impairment assessment as of the beginning of the second quarter of the fiscal year using a quantitative approach. Based on the results of the impairment assessment performed, the Company concluded that the fair values of its reporting units significantly exceeded their respective carrying values, and there are no reporting units at risk of impairment.

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
The following table summarizes the Company's outstanding derivative instruments on a gross basis as recorded in its consolidated balance sheets as of March 28, 2015 and March 29, 2014:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	March 28, 2015	March 29, 2014	March 28, 2015		March 29, 2014		March 28, 2015		March 29, 2014
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Inventory purchases	$587	$476	PP	$49	(c)	$2	AE	$9	AE	$5
FC — Other(d)	118	223	PP	5	—	—	AE	1	AE	2
Total Designated Hedges	$705	$699		$54		$2		$10		$7
Undesignated Hedges:
FC — Other(e)	$464	$280	(f)	$33	(g)	$6	(h)	$9	—	$—
Total Hedges	$1,169	$979		$87		$8		$19		$7

(a)	FC = Forward foreign currency exchange contracts.

(b)	PP = Prepaid expenses and other current assets; AE = Accrued expenses and other current liabilities.

(c)	$1 million included within prepaid expenses and other current assets and $1 million included within other non-current assets.

(d)	Primarily includes designated hedges of foreign currency-denominated intercompany royalty payments, marketing contributions, and other operational exposures.

(e)	Primarily includes undesignated hedges of foreign currency-denominated intercompany loans.

(f)	$11 million included within prepaid expenses and other current assets and $22 million included within other non-current assets.

(g)	$2 million included within prepaid expenses and other current assets and $4 million included within other non-current assets.

(h)	$8 million included within accrued expenses and other current liabilities and $1 million included within other non-current liabilities.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheets on a gross basis, even though they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its forward foreign currency exchange contracts on a net basis in accordance with the terms of each of its master netting arrangements, spread across eight separate counterparties, the amounts presented in the consolidated balance sheets as of March 28, 2015 and March 29, 2014 would be adjusted from the current gross presentation as detailed in the following table:

	March 28, 2015			March 29, 2014
Derivative Instrument	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Arrangements	Net Amount	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Arrangements	Net Amount
	(millions)
FC — Derivative assets	$87	$(14)	$73	$8	$(1)	$7
FC — Derivative liabilities	$19	$(14)	$5	$7	$(1)	$6
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
The following tables summarize the pretax impact of the effective portion of gains and losses from the Company's derivative instruments on its consolidated financial statements for the fiscal years presented:

	Gains (Losses) Recognized in OCI			Gains (Losses) Reclassified from AOCI to Earnings			Location of Gains (Losses) Reclassified from AOCI to Earnings
	Fiscal Years Ended			Fiscal Years Ended
Derivative Instrument	March 28, 2015	March 29, 2014	March 30, 2013	March 28, 2015	March 29, 2014	March 30, 2013
	(millions)
Designated Cash Flow Hedges:
FC — Inventory purchases	$50	$(10)	$21	$3	$10	$32	Cost of goods sold
FC — Other	19	—	(1)	14	—	4	Foreign currency gains (losses)
	$69	$(10)	$20	$17	$10	$36
Designated Hedge of Net Investment:
Euro Debt(a)	$—	$—	$11	$—	$—	$—
Total Designated Hedges	$69	$(10)	$31	$17	$10	$36

(a)
Amounts recognized in OCI relate to remeasurement of the Euro Debt (see Note 14), which was repaid in October 2013, and would be recognized in earnings only upon the sale or liquidation of the hedged net investment.

During Fiscal 2014, the Company also recorded a foreign currency gain of $2 million associated with the discontinuance of certain cash flow hedges, as the related forecasted transactions were no longer probable of occurring.
As of March 28, 2015, it is expected that approximately $46 million of net gains deferred in AOCI related to derivative financial instruments will be recognized in earnings over the next twelve months. No material gains or losses relating to ineffective hedges were recognized during any of the fiscal years presented.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the impact of gains and losses from the Company's undesignated hedge contracts on its consolidated financial statements for the fiscal years presented:

	Gains (Losses) Recognized in Earnings			Location of Gains (Losses) Recognized in Earnings
	Fiscal Years Ended
Derivative Instrument	March 28, 2015	March 29, 2014	March 30, 2013
	(millions)
Undesignated Hedges:
FC — Other	$18	$20	$(4)	Foreign currency gains (losses)
Total Undesignated Hedges	$18	$20	$(4)
Risk Management Strategies
Forward Foreign Currency Exchange Contracts
The Company primarily enters into forward foreign currency exchange contracts as hedges to reduce its risk related to exchange rate fluctuations on inventory transactions made in an entity's non-functional currency, intercompany royalty payments made by certain of its international operations, intercompany contributions made to fund certain marketing efforts of its international operations, and other foreign currency-denominated operational and intercompany cash flows. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily to changes in the value of the Euro, the Japanese Yen, the South Korean Won, the Australian Dollar, the Canadian Dollar, the British Pound Sterling, and the Hong Kong Dollar, the Company hedges a portion of its foreign currency exposures anticipated over a two-year period. In doing so, the Company uses forward foreign currency exchange contracts that generally have maturities of two months to two years to provide continuing coverage throughout the hedging period.
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
Investments
As of March 28, 2015, the Company's short-term and non-current investments consisted of $644 million of time deposits and $8 million of non-U.S. corporate bonds, respectively. As of March 29, 2014, the Company's short-term investments consisted of $487 million of time deposits and $1 million of U.S. government bonds, and its non-current investments consisted of $2 million of other securities.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

considered to have the substantive risks of ownership during construction of a leased property. Information on the Company's operating and capital leasing activities is set forth below.
Operating Leases
The Company is typically required to make minimum rental payments, and often contingent rental payments, under its operating leases. Many of the Company's retail store leases provide for contingent rental payments based upon sales, and certain rental agreements require payment based solely on a percentage of sales. Terms of the Company's leases generally contain renewal options, rent escalation clauses, and landlord incentives. Rent expense, net of sublease income, was approximately $466 million, $455 million, and $430 million in Fiscal 2015, Fiscal 2014, and Fiscal 2013, respectively. Such amounts include contingent rental charges of approximately $172 million, $176 million, and $174 million in Fiscal 2015, Fiscal 2014, and Fiscal 2013, respectively. In addition to such amounts, the Company is normally required to pay taxes, insurance, and certain occupancy costs relating to the leased real estate properties.
As of March 28, 2015, future minimum rental payments under noncancelable operating leases with lease terms in excess of one year were as follows:

Minimum Operating Lease Payments(a)(b)
(millions)
Fiscal 2016	$322
Fiscal 2017	297
Fiscal 2018	282
Fiscal 2019	257
Fiscal 2020	229
Fiscal 2021 and thereafter	733
Total net minimum rental payments	$2,120

(a)	Net of sublease income, which is not significant in any period.

(b)
Includes a $66 million operating lease obligation related to the land portion of the build-to-suit lease agreement for the Company's Polo flagship store on Fifth Avenue in New York City, as further described below.

Capital Leases
Assets under capital leases, including build-to-suit leases, amounted to approximately $251 million and $259 million at the end of Fiscal 2015 and Fiscal 2014, respectively, net of accumulated depreciation of approximately $30 million and $19 million, respectively. Such assets are classified within property and equipment, net in the consolidated balance sheets based on their nature. As of March 28, 2015, future minimum rental payments under noncancelable capital leases, including build-to-suit leases, with lease terms in excess of one year were as follows:

Minimum Capital Lease Payments(a)(b)
(millions)
Fiscal 2016	$26
Fiscal 2017	25
Fiscal 2018	24
Fiscal 2019	22
Fiscal 2020	24
Fiscal 2021 and thereafter	69
Total net minimum rental payments	190
Less: amount representing interest	(34)
Present value of net minimum rental payments	$156

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)	Net of sublease income, which is not significant in any period.

(b)
Includes lease payments related to the Company's build-to-suit lease agreement for its Polo flagship store on Fifth Avenue in New York City. The total remaining commitment related to this lease was $210 million as of March 28, 2015, comprised of a $66 million operating lease obligation related to the land portion of the lease (included in the minimum operating lease payments table above) and a $144 million obligation related to the building portion of the lease (included in this minimum capital lease payments table).

Employee Agreements
The Company has employment agreements with certain executives in the normal course of business which provide for compensation and certain other benefits. These agreements also provide for severance payments under certain circumstances.
Other Commitments
Other off-balance sheet firm commitments amounted to approximately $1.034 billion as of March 28, 2015, including inventory purchase commitments of approximately $840 million, outstanding letters of credit of approximately $9 million, interest payments related to the Company's 2.125% Senior Notes of approximately $22 million, and other commitments of approximately $163 million, comprised of the Company's legally-binding obligations under sponsorship, licensing, and other marketing and advertising agreements, distribution-related agreements, information technology-related service agreements, and pension-related obligations.

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
Litigation
Wathne Imports Litigation
On September 13, 2005, Wathne Imports, Ltd. ("Wathne"), the Company’s former domestic licensee for luggage and handbags, filed suit against the Company and Mr. Ralph Lauren, its Chairman and Chief Executive Officer, in the Supreme Court of the State of New York, County of New York, alleging, among other things, that the Company had breached a 1999 License Agreement and Design Services Agreement with Wathne and had engaged in deceptive trade practices, fraud, and negligent misrepresentation. The complaint originally sought, among other things, injunctive relief, compensatory damages in excess of $250 million, and punitive damages in excess of $750 million. Following a motion to dismiss, a motion for summary judgment, and several appeals, only the following three claims remain, all related to an alleged breach of the License Agreement: (i) that the Company discontinued the Polo Sport trademark on handbags without providing a replacement mark; (ii) that the Company discontinued the Ralph Lauren trademark and/or usurped Wathne's right to manufacture and sell certain high-end handbags under the Ralph Lauren trademark; and (iii) that the Company deceived Wathne into giving up its right to manufacture and sell certain children’s backpacks. Wathne currently seeks damages of approximately $98 million, plus interest.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On January 7, 2015, the Court granted the Company’s motion to strike Wathne's jury demand, which Wathne appealed on February 2, 2015. This appeal is currently pending. There is also some discovery still outstanding on the issue of damages. No trial date has been set, but the Company expects the Court to hold a pre-trial conference and set a trial date shortly after the appeal is decided. The Company will continue to vigorously contest the remaining claims and dispute any alleged damages. Management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s consolidated financial statements.
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
Class B Common Stock Conversions
During each of Fiscal 2015 and Fiscal 2013, the Lauren Family, L.L.C., a limited liability company managed by the children of Mr. Lauren, converted 1.0 million shares of Class B common stock into an equal number of shares of Class A common stock pursuant to the terms of the security, which were subsequently sold on the open market as part of a pre-determined, systematic trading plan.
During Fiscal 2014, Mr. Lauren converted 3.0 million shares of Class B common stock into an equal number of shares of Class A common stock pursuant to the terms of the security, which were subsequently sold in a block trade.
These transactions resulted in reclassifications within equity, and had no other effect on the Company's consolidated balance sheets.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Stock Repurchase Program
A summary of the Company's repurchases of Class A common stock under its common stock repurchase program is as follows:

	Fiscal Years Ended
	March 28, 2015	March 29, 2014		March 30, 2013
	(in millions)
Cost of shares repurchased	$500	$548	(a)	$450
Number of shares repurchased	3.2	3.2	(a)	3.0

(a)
Includes a $50 million prepayment made in March 2013 under a share repurchase program with a third-party financial institution, in exchange for the right to receive shares of the Company's Class A common stock at the conclusion of the 93-day repurchase term. The $50 million prepayment was recorded as a reduction to additional paid-in capital in the Company's consolidated balance sheet as of March 30, 2013. The related 0.3 million shares were delivered to the Company during Fiscal 2014, based on the volume-weighted average market price of the Company's Class A common stock over the 93-day repurchase term, less a discount.

As of March 28, 2015, the remaining availability under the Company's Class A common stock repurchase program was approximately $80 million. On May 12, 2015, the Company's Board of Directors approved an expansion of the program that allows it to repurchase up to an additional $500 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions.
In addition, during Fiscal 2015, Fiscal 2014, and Fiscal 2013, 0.2 million, 0.4 million, and 0.4 million shares of Class A common stock, respectively, at a cost of $32 million, $60 million, and $47 million, respectively, were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company's 1997 Long-Term Stock Incentive Plan, as amended (the "1997 Incentive Plan"), and its Amended and Restated 2010 Long-Term Stock Incentive Plan (the "2010 Incentive Plan").
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.
Dividends
Since 2003, the Company has maintained a regular quarterly cash dividend program on its common stock. On November 5, 2013, the Company's Board of Directors approved an increase to the Company's quarterly cash dividend on its common stock from $0.40 per share to $0.45 per share. On February 3, 2015, the Company's Board of Directors approved a further increase to the Company's quarterly cash dividend on its common stock from $0.45 per share to $0.50 per share. Dividends paid amounted to $158 million, $149 million, and $128 million in Fiscal 2015, Fiscal 2014, and Fiscal 2013, respectively.
Conversion of Stock-based Compensation Awards
During Fiscal 2015, in connection with employment agreements with certain of its executive officers, the Company converted certain fully-vested and expensed stock-based compensation awards to a cash contribution into a deferred compensation account. Additionally, in connection with the formation of the Office of the Chairman, the Company entered into employment agreements with certain of its executive officers, which became effective during Fiscal 2014, and converted certain fully-vested and expensed stock-based compensation awards to a cash contribution into a deferred compensation account. The Company recorded the excess of both these awards' then current redemption values over their original grant-date fair values to retained earnings, with a corresponding increase to other non-current liabilities in the consolidated balance sheet.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.	Accumulated Other Comprehensive Income
The following table presents OCI activity, net of tax, which is accumulated in equity:

	Foreign Currency Translation Gains (Losses)(a)	Net Unrealized Gains (Losses) on Derivative Financial Instruments(b)	Net Unrealized Gains (Losses) on Available-for-Sale Investments(c)	Net Unrealized Gains (Losses) on Defined Benefit Plans(d)	Total Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at March 31, 2012	$166	$36	$1	$(6)	$197
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(93)	19	4	(1)	(71)
Amounts reclassified from AOCI to earnings	—	(32)	—	—	(32)
Other comprehensive income (loss), net of tax	(93)	(13)	4	(1)	(103)
Balance at March 30, 2013	73	23	5	(7)	94
Other comprehensive income (loss), net of tax:
OCI before reclassifications	52	(20)	(4)	—	28
Amounts reclassified from AOCI to earnings	—	(7)	(1)	—	(8)
Other comprehensive income (loss), net of tax	52	(27)	(5)	—	20
Balance at March 29, 2014	125	(4)	—	(7)	114
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(318)	62	—	(9)	(265)
Amounts reclassified from AOCI to earnings	—	(15)	—	1	(14)
Other comprehensive income (loss), net of tax	(318)	47	—	(8)	(279)
Balance at March 28, 2015	$(193)	$43	$—	$(15)	$(165)

(a)
OCI before reclassifications to earnings related to foreign currency translation gains (losses) is net of an income tax benefit of $5 million for Fiscal 2015, and is net of income tax provisions of $2 million and $3 million for Fiscal 2014 and Fiscal 2013, respectively.

(b)
OCI before reclassifications to earnings related to net unrealized gains (losses) on derivative financial instruments is net of income tax provisions of $7 million and $1 million for Fiscal 2015 and Fiscal 2013, respectively. The tax effect for Fiscal 2014 activity was not material. The tax effects on amounts reclassified to earnings are presented in a table below.

(c)	All amounts are presented net of taxes, which were not material.

(d)
OCI before reclassifications to earnings related to net unrealized gains (losses) on defined benefit plans is net of an income tax benefit of $1 million for Fiscal 2015. The tax effects for both Fiscal 2014 and Fiscal 2013 were not material. The tax effects on amounts reclassified to earnings were not material for any period presented.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents reclassifications from AOCI to earnings for derivative financial instruments, by component:

	Fiscal Years Ended
	March 28, 2015	March 29, 2014	March 30, 2013	Location of Gains (Losses) Reclassified from AOCI to Earnings
	(millions)
Gains (losses) on derivative financial instruments(a):
FC — Inventory purchases	$3	$10	$32	Cost of goods sold
FC — Other	14	—	4	Foreign currency gains (losses)
Tax effect	(2)	(3)	(4)	Provision for income taxes
Net of tax	$15	$7	$32

(a)	FC = Forward foreign currency exchange contracts.

20.	Stock-based Compensation
Long-term Stock Incentive Plans
The Company's stock-based compensation awards are currently issued under the 2010 Incentive Plan, which was approved by its stockholders on August 5, 2010. However, any prior awards granted under the 1997 Incentive Plan remain subject to the terms of that plan. Any awards that expire, are forfeited, or are surrendered to the Company in satisfaction of taxes are available for issuance under the 2010 Incentive Plan. On September 24, 2013, the Company registered with the SEC an additional 1.7 million shares of its Class A common stock for issuance pursuant to the 2010 Incentive Plan. As of March 28, 2015, 3.0 million shares remained available for future issuance under the Company's incentive plans.
Equity awards that may be made under the Company's incentive plans include, but are not limited to, (i) stock options, (ii) restricted stock, and (iii) RSUs.
Impact on Results
A summary of the total expense and the associated income tax benefits recognized related to stock-based compensation arrangements is as follows:

	Fiscal Years Ended
	March 28, 2015	March 29, 2014		March 30, 2013
	(millions)
Compensation expense	$81	$93	(a)	$88
Income tax benefit	$(30)	$(34)		$(29)

(a)
Includes approximately $10 million of accelerated stock-based compensation expense recorded within restructuring and other charges in the consolidated statement of income for Fiscal 2014 (see Note 12). All other stock-based compensation expense is recorded within SG&A expenses.

Stock Options
Stock options are granted to employees and non-employee directors with exercise prices equal to the fair market value of the Company's Class A common stock on the date of grant. Generally, options become exercisable ratably (graded-vesting schedule) over a three-year vesting period, subject to the employee's continuing employment. Stock options generally expire seven years from the date of grant.

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
Expected Volatility — The expected volatility factor is based on the historical volatility of the Company's Class A common stock for a period equal to the stock option's expected term.
Expected Dividend Yield — The expected dividend yield is based on the Company's quarterly cash dividend of (i) $0.40 per share for grants made during and after the first quarter of Fiscal 2013, but prior to the third quarter of Fiscal 2014, (ii) $0.45 per share for grants made during and after the third quarter of Fiscal 2014, but prior to the fourth quarter of Fiscal 2015, and (iii) $0.50 per share for grants made during the fourth quarter of Fiscal 2015.
Risk-free Interest Rate — The risk-free interest rate is determined using the implied yield for a traded zero-coupon U.S. Treasury bond with a term equal to the option's expected term.
The Company's weighted average assumptions used to estimate the fair value of stock options granted during the fiscal years presented were as follows:

	Fiscal Years Ended
	March 28, 2015	March 29, 2014	March 30, 2013
Expected term (years)	4.2	4.2	4.5
Expected volatility	30.2%	32.9%	44.3%
Expected dividend yield	1.10%	0.98%	1.05%
Risk-free interest rate	1.4%	1.1%	0.6%
Weighted-average option grant date fair value	$37.91	$45.83	$47.89
A summary of stock option activity during Fiscal 2015 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
	(thousands)		(years)	(millions)
Options outstanding at March 29, 2014	3,026	$116.66	4.1	$143
Granted	852	160.01
Exercised	(533)	98.47
Cancelled/Forfeited	(120)	165.96
Options outstanding at March 28, 2015	3,225	$129.28	4.0	$69

Options vested and expected to vest at March 28, 2015(b)	3,159	$128.57	4.0	$69
Options exercisable at March 28, 2015	1,802	$101.89	2.6	$69

(a)	Aggregate intrinsic value is the amount by which the market price of Class A common stock at the end of the period exceeds the exercise price of the stock option, multiplied by the number of options.

(b)	The number of options expected to vest takes into consideration expected forfeitures.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional information pertaining to the Company's stock option plans is as follows:

	Fiscal Years Ended
	March 28, 2015	March 29, 2014	March 30, 2013
	(millions)
Aggregate intrinsic value of stock options exercised(a)	$35	$63	$76
Cash received from the exercise of stock options	52	52	49
Tax benefits realized on exercise of stock options	12	24	29

(a)	Aggregate intrinsic value is the amount by which the market price of Class A common stock exceeded the stock option's exercise price when exercised, multiplied by the number of options.
As of March 28, 2015, there was $23 million of total unrecognized compensation expense related to nonvested stock options expected to be recognized over a weighted-average period of 1.4 years.
Service-based RSUs and Restricted Stock Awards
The Company grants service-based RSUs to certain of its senior executives, as well as certain of its other employees, and restricted shares of its Class A common stock to its non-employee directors.
Service-based RSUs generally vest over a three-year period, subject to the employee's continuing employment. The fair values of service-based RSUs are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards not entitled to accrue dividend equivalents while outstanding.
Restricted shares granted to non-employee directors vest ratably over a three-year period and are accounted for at fair value on the date of grant. Holders of restricted shares are entitled to receive cash dividends in connection with the payments of dividends on the Company's Class A common stock.
A summary of restricted stock and service-based RSU activity during Fiscal 2015 is as follows:

	Restricted Stock		Service- based RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
	(thousands)		(thousands)
Nonvested at March 29, 2014	5	$159.71	7	$145.88
Granted	3	162.36	44	150.23
Vested	(3)	152.40	(4)	144.88
Nonvested at March 28, 2015	5	$164.73	47	$150.01

	Restricted Stock	Service- based RSUs
Total unrecognized compensation expense at March 28, 2015 (millions)	$0.2	$4.7
Weighted-average period expected to be recognized over (years)	1.5	1.6

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional information pertaining to restricted stock and service-based RSU activity is as follows:

	Fiscal Years Ended
	March 28, 2015	March 29, 2014	March 30, 2013
Restricted Stock:
Weighted-average grant date fair value of awards granted	$162.36	$164.76	$173.33
Total fair value of awards vested (millions)	$1	$1	$1
Service-based RSUs:
Weighted-average grant date fair value of awards granted	$150.23	N/A	$150.17
Total fair value of awards vested (millions)	$1	$16	$22
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
The fair value of the Company's performance-based RSUs that are not subject to a TSR modifier is based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for those securities that are not entitled to dividend equivalents. The fair value of the Company's performance-based RSUs with a TSR modifier is determined on the date of grant using a Monte Carlo simulation valuation model. This pricing model uses multiple simulations to evaluate the probability of the Company achieving various stock price levels to determine its expected TSR performance ranking. The weighted-average assumptions used to estimate the fair value of performance-based RSUs with a TSR modifier granted during the fiscal years presented were as follows:

	Fiscal Years Ended
	March 28, 2015	March 29, 2014	March 30, 2013
Expected term (years)	3.0	2.9	3.0
Expected volatility	29.8%	32.6%	34.0%
Expected dividend yield	1.09%	0.98%	1.13%
Risk-free interest rate	0.9%	0.4%	0.3%
Weighted-average grant date fair value	$169.47	$169.14	$136.16

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of performance-based RSUs without TSR Modifier and performance-based RSUs with TSR Modifier activity during Fiscal 2015 is as follows:

	Performance-based RSUs — without TSR Modifier		Performance-based RSUs — with TSR Modifier
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
	(thousands)		(thousands)
Nonvested at March 29, 2014	798	$148.93	145	$153.29
Granted	303	157.10	79	169.47
Change due to performance/market condition achievement	83	133.30	—	—
Vested	(422)	139.78	—	—
Forfeited	(65)	156.72	(10)	166.44
Nonvested at March 28, 2015	697	$155.47	214	$158.65

	Performance-based RSUs — without TSR Modifier	Performance-based RSUs — with TSR Modifier
Total unrecognized compensation expense at March 28, 2015 (millions)	$36	$11
Weighted-average period expected to be recognized over (years)	1.6	1.8
Additional information pertaining to performance-based RSUs without TSR Modifier and performance-based RSUs with TSR Modifier activity is as follows:

	Fiscal Years Ended
	March 28, 2015	March 29, 2014	March 30, 2013
Performance-based RSUs — without TSR Modifier:
Weighted-average grant date fair value of awards granted	$157.10	$171.93	$137.45
Total fair value of awards vested (millions)	$65	$109	$106
Performance-based RSUs — with TSR Modifier:
Weighted-average grant date fair value of awards granted	$169.47	$169.14	$136.16
Total fair value of awards vested (millions)	$—	$—	$—

21.	Employee Benefit Plans
Profit Sharing Retirement Savings Plans
The Company sponsors defined contribution benefit plans covering substantially all eligible employees in the U.S. and Puerto Rico who are not covered by a collective bargaining agreement. The plans include a savings plan feature under Section 401(k) of the Internal Revenue Code. The Company makes matching contributions to the plans equal to 50% of the first 6% of salary contributed by an eligible employee. Additionally, the Company makes a supplemental matching contribution for plan years in which the Company achieves a "stretch" or a "maximum" performance target based on certain goals established at the beginning of each fiscal year, increasing the matching contribution to 75% or 100%, respectively, of the first 6% of salary contributed by eligible employees, not to exceed the maximum contribution permitted by the plan.
Under the terms of the plans, a participant becomes 100% vested in the Company's matching contributions after five years of credited service. Contributions made by the Company under these plans were approximately $11 million in Fiscal 2015 and $10 million in each of Fiscal 2014 and Fiscal 2013.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

International Defined Benefit Plans
The Company sponsors certain single-employer defined benefit plans and cash balance plans at international locations which are not considered to be material individually or in the aggregate to the Company's financial statements. Pension benefits under these plans are based on formulas that reflect the employees' years of service and compensation levels during their employment period. The aggregate funded status of the single-employer defined benefit plans reflected net liabilities of $8 million and net assets of $1 million as of March 28, 2015 and March 29, 2014, respectively, and were primarily recorded within other non-current liabilities and other non-current assets, respectively, in the Company's consolidated balance sheets. These single-employer defined benefit plans had aggregate projected benefit obligations of $60 million and aggregate fair values of plan assets of $52 million as of March 28, 2015, compared to aggregate projected benefit obligations of $51 million and aggregate fair values of plan assets of $52 million as of March 29, 2014. The asset portfolio of the single-employer defined benefit plans primarily consists of fixed income securities, which have been measured at fair value largely using Level 2 inputs, as described in Note 15. Pension expense for these plans, recorded within SG&A expenses in the Company's consolidated statements of income, was $5 million in each of Fiscal 2015 and Fiscal 2014, and $4 million in Fiscal 2013.
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
Other Compensation Plans
The Company had a non-qualified supplemental retirement plan for certain highly compensated employees whose benefits under the 401(k) profit sharing retirement savings plans were expected to be constrained by the operation of Internal Revenue Code limitations. These supplemental benefits vested over time and the related compensation expense was recognized over the vesting period. Effective August 2008, the Company amended this plan, resulting in a suspension of the annual contributions for substantially all plan participants. Further, affected participants were provided with a one-time election to either withdraw all benefits vested in the plan in a lump sum amount or remain in the plan and receive future distributions of benefits. As of both March 28, 2015 and March 29, 2014, amounts accrued under this plan totaled approximately $9 million and were classified within other non-current liabilities in the consolidated balance sheets. Total compensation expense recognized related to these benefits was not material in any of the three fiscal years presented.
Additionally, the Company has available deferred compensation arrangements for certain key executives that are utilized from time to time and generally provide for payments upon retirement, death, or termination of employment. The Company funds a portion of these obligations through the establishment of trust accounts on behalf of the executives participating in the plans. The trust accounts are classified within other non-current assets in the consolidated balance sheets. The amount accrued under these plans was approximately $20 million as of March 29, 2014, and was classified within other non-current liabilities in the consolidated balance sheets. During Fiscal 2015, these plans were cash settled, inclusive of the cash contributions made during Fiscal 2015 and Fiscal 2014 related to the conversions of certain fully-vested and expensed stock-based compensation awards (see Note 18). Accordingly, there was no remaining amount accrued under these plans as of March 28, 2015. Total compensation expense related to these compensation arrangements was not material in any of the three fiscal years presented.

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
Net revenues for each of the Company's reportable segments are as follows:

	Fiscal Years Ended
	March 28, 2015	March 29, 2014	March 30, 2013
	(millions)
Net revenues:
Wholesale	$3,495	$3,486	$3,138
Retail	3,956	3,798	3,625
Licensing	169	166	182
Total net revenues(a)	$7,620	$7,450	$6,945

(a)	The Company's sales to its largest wholesale customer, Macy's, accounted for approximately 12% of its total net revenues in each of Fiscal 2015, Fiscal 2014, and Fiscal 2013.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating income for each of the Company's reportable segments is as follows:

	Fiscal Years Ended
	March 28, 2015	March 29, 2014	March 30, 2013
	(millions)
Operating income:
Wholesale(a)	$943	$963	$903
Retail(b)	527	572	615
Licensing(c)	152	150	152
	1,622	1,685	1,670
Unallocated corporate expenses	(577)	(553)	(531)
Gain on acquisition of Chaps(d)	—	16	—
Unallocated restructuring and other charges(e)	(10)	(18)	(12)
Total operating income	$1,035	$1,130	$1,127

(a)
During Fiscal 2014 and Fiscal 2013, the Company recorded non-cash impairment charges of $1 million and $2 million, respectively, to write off certain fixed assets related to its European wholesale operations. See Note 11 for additional information.

(b)
During Fiscal 2015, the Company recorded non-cash impairment charges of $7 million, primarily to write off certain fixed assets related to its domestic and international retail stores. During Fiscal 2013, the Company recorded non-cash impairment charges of $15 million to write down certain long-lived assets, primarily in connection with the Rugby Closure Plan and certain underperforming stores in Europe. See Notes 11 and 12 for additional information.

(c)
During Fiscal 2013, the Company recorded non-cash impairment charges of $2 million related to the write-off of certain intangible assets in connection with the Rugby Closure Plan. See Notes 11 and 12 for additional information.

(d)	See Note 5 for a description of the gain on acquisition of Chaps recorded during Fiscal 2014.

(e)	The fiscal years presented included certain unallocated restructuring and other charges (See Note 12), which are detailed below:

	Fiscal Years Ended
	March 28, 2015	March 29, 2014	March 30, 2013
	(millions)
Restructuring and other charges:
Restructuring charges:
Wholesale-related	$(4)	$—	$(1)
Retail-related	(4)	—	(10)
Corporate operations-related	(2)	(8)	(1)
Unallocated restructuring charges	(10)	(8)	(12)
Other charges(a)	—	(10)	—
Total unallocated restructuring and other charges	$(10)	$(18)	$(12)

(a)	See Note 12 for a description of accelerated stock-based compensation expense recorded during Fiscal 2014.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the Company's depreciation and amortization expense and capital expenditures for each of its reportable segments:

	Fiscal Years Ended
	March 28, 2015	March 29, 2014	March 30, 2013
	(millions)
Depreciation and amortization:
Wholesale	$66	$66	$67
Retail	154	125	116
Licensing	—	—	2
Unallocated corporate	74	67	48
Total depreciation and amortization	$294	$258	$233

	Fiscal Years Ended
	March 28, 2015	March 29, 2014	March 30, 2013
	(millions)
Capital expenditures:
Wholesale	$48	$53	$39
Retail	237	252	158
Licensing	4	1	—
Unallocated corporate	102	84	79
Total capital expenditures	$391	$390	$276
The following table summarizes total assets for each of the Company's reportable segments:

	March 28, 2015	March 29, 2014
	(millions)
Total assets:
Wholesale	$2,643	$2,663
Retail	2,395	2,334
Licensing	197	198
Corporate	871	893
Total assets	$6,106	$6,088

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net revenues and long-lived assets by geographic location of the reporting subsidiary are as follows:

	Fiscal Years Ended
	March 28, 2015	March 29, 2014	March 30, 2013
	(millions)
Net revenues(a):
The Americas(b)	$5,077	$4,983	$4,586
Europe(c)	1,627	1,580	1,447
Asia(d)	916	887	912
Total net revenues	$7,620	$7,450	$6,945

	March 28, 2015	March 29, 2014
	(millions)
Long-lived assets(a):
The Americas(b)	$1,106	$966
Europe(c)	148	172
Asia(d)	182	184
Total long-lived assets	$1,436	$1,322

(a)	Net revenues and long-lived assets for certain of the Company's licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.

(b)
Includes the U.S., Canada, and Latin America. Net revenues earned in the U.S. were $4.827 billion, $4.744 billion, and $4.388 billion in Fiscal 2015, Fiscal 2014, and Fiscal 2013, respectively. Long-lived assets located in the U.S. were $1.069 billion and $948 million as of March 28, 2015 and March 29, 2014, respectively.

(c)	Includes the Middle East.

(d)	Includes Australia and New Zealand.

23.	Additional Financial Information
Cash Interest and Taxes
Cash paid for interest and income taxes is as follows:

	Fiscal Years Ended
	March 28, 2015	March 29, 2014	March 30, 2013
	(millions)
Cash paid for interest	$15	$20	$18
Cash paid for income taxes	$317	$302	$339

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-cash Transactions
Non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amounts of $62 million, $45 million, and $53 million in Fiscal 2015, Fiscal 2014, and Fiscal 2013, respectively. In addition, non-cash investing activities in Fiscal 2015 included the capitalization of a fixed asset, for which a $19 million non-binding advance payment was made during Fiscal 2014 and recorded within prepaid expenses and other current assets as of March 29, 2014. During Fiscal 2014, the Company also recorded an asset as construction in progress and a corresponding capital lease obligation of $230 million within its consolidated balance sheet as of March 29, 2014 in connection with the lease for the Polo flagship store in New York City, upon taking possession of the property in July 2013 (see Note 17).
Non-cash activities in Fiscal 2014 also included the $16 million gain recorded in connection with the Chaps Menswear License Acquisition in April 2013 (see Note 5).
Non-cash financing activities included the conversions of 1.0 million, 3.0 million, and 1.0 million shares of Class B common stock into an equal number of shares of Class A common stock during Fiscal 2015, Fiscal 2014, and Fiscal 2013, respectively (see Note 18).
There were no other significant non-cash investing or financing activities for any of the fiscal years presented.

24.	Subsequent Event (Unaudited)
Global Reorganization Plan
On May 12, 2015, the Company's Board of Directors approved a reorganization and restructuring plan comprised of the following major actions: (i) the reorganization of the Company from its current channel and regional structure to an integrated global brand-based operating structure, which will streamline the Company's business processes to better align its cost structure with its long-term growth strategy; (ii) a strategic store and shop-within-shop performance review conducted by region and brand; (iii) a targeted corporate functional area review; and (iv) the consolidation of certain of the Company's luxury lines (collectively, the "Global Reorganization Plan"). The Global Reorganization Plan will result in a reduction in workforce and, once a performance review is complete, the closure of certain stores and shop-within-shops. The Global Reorganization Plan is expected to be substantially implemented by the end of Fiscal 2016.
In connection with the Global Reorganization Plan, the Company expects to incur total estimated charges of $70 million to $100 million, comprised of restructuring charges totaling $55 million to $80 million, to be settled in cash, and non-cash charges totaling $15 million to $20 million. Restructuring charges will consist primarily of severance and benefit charges and lease termination and store closure costs, and non-cash charges will consist primarily of asset impairment and inventory-related charges. The Company anticipates that these restructuring and non-cash charges will be incurred over the course of Fiscal 2016, primarily during the first half of the year.

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
These consolidated financial statements have been audited by Ernst & Young LLP in Fiscal 2015, Fiscal 2014, and Fiscal 2013, which is an independent registered public accounting firm. They conducted their audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and have expressed herein their unqualified opinions on those financial statements.
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
May 15, 2015

/s/ RALPH LAUREN	/s/ ROBERT L. MADORE
Ralph Lauren	Robert L. Madore
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Ralph Lauren Corporation
We have audited the accompanying consolidated balance sheets of Ralph Lauren Corporation and subsidiaries (the "Company") as of March 28, 2015 and March 29, 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended March 28, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ralph Lauren Corporation and subsidiaries at March 28, 2015 and March 29, 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 28, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 28, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("2013 framework") and our report dated May 15, 2015 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
New York, New York
May 15, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Ralph Lauren Corporation
We have audited Ralph Lauren Corporation and subsidiaries' (the "Company's") internal control over financial reporting as of March 28, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("2013 framework") (the COSO Criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 28, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 28, 2015 and March 29, 2014, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended March 28, 2015 of the Company, and our report dated May 15, 2015 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
New York, New York
May 15, 2015

RALPH LAUREN CORPORATION
SELECTED FINANCIAL INFORMATION
The following table sets forth selected historical financial information as of the dates and for the periods indicated.
The consolidated statement of income data for each of the three fiscal years in the period ended March 28, 2015, as well as the consolidated balance sheet data as of March 28, 2015 and March 29, 2014 have been derived from, and should be read in conjunction with, the audited financial statements, footnotes and other financial information presented elsewhere herein. The consolidated statements of income data for the fiscal years ended March 31, 2012 and April 2, 2011 and the consolidated balance sheet data at March 30, 2013, March 31, 2012, and April 2, 2011 have been derived from audited financial statements not included herein. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein. The historical results are not necessarily indicative of the results to be expected in any future period.

	Fiscal Years Ended(a)
	March 28, 2015	March 29, 2014(b)	March 30, 2013(c)	March 31, 2012	April 2, 2011(d)
	(millions, except per share data)
Statement of Income Data:
Net revenues:
Net sales	$7,451	$7,284	$6,763	$6,679	$5,482
Licensing revenues	169	166	182	181	178
Net revenues	7,620	7,450	6,945	6,860	5,660
Gross profit	4,378	4,310	4,156	3,998	3,318
Depreciation and amortization expense	(294)	(258)	(233)	(225)	(194)
Impairments of assets	(7)	(1)	(19)	(2)	(3)
Restructuring and other charges	(10)	(18)	(12)	(12)	(3)
Operating income	1,035	1,130	1,127	1,039	845
Interest expense, net	(11)	(17)	(16)	(13)	(11)
Net income	$702	$776	$750	$681	$568
Net income per common share:
Basic	$7.96	$8.55	$8.21	$7.35	$5.91
Diluted	$7.88	$8.43	$8.00	$7.13	$5.75
Weighted average common shares outstanding:
Basic	88.2	90.7	91.3	92.7	96.0
Diluted	89.1	92.0	93.7	95.5	98.7
Dividends declared per common share	$1.85	$1.70	$1.60	$0.80	$0.50

(a)	All fiscal years presented consisted of 52 weeks.

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

(d)	Reflects the South Korea Licensed Operations Acquisition effective in January 2011.

RALPH LAUREN CORPORATION
SELECTED FINANCIAL INFORMATION (Continued)

	March 28, 2015	March 29, 2014	March 30, 2013	March 31, 2012	April 2, 2011
	(millions)
Balance Sheet Data:
Cash and cash equivalents	$500	$797	$974	$672	$453
Investments	652	490	406	616	678
Working capital(a)	2,138	2,359	1,842	1,954	1,646
Total assets	6,106	6,088	5,418	5,416	4,980
Total debt (including current maturities of debt)	532	298	267	274	291
Equity	3,891	4,034	3,785	3,653	3,305

(a)	Working capital is calculated as total current assets less total current liabilities (including current maturities of debt).

RALPH LAUREN CORPORATION
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following table sets forth the quarterly financial information of the Company:

	Quarterly Periods Ended(a)
	June 28, 2014	September 27, 2014	December 27, 2014	March 28, 2015
	(millions, except per share data)
Net revenues	$1,708	$1,994	$2,033	$1,885
Gross profit	1,043	1,132	1,159	1,044
Net income	162	201	215	124
Net income per common share(b):
Basic	$1.82	$2.27	$2.44	$1.43
Diluted	$1.80	$2.25	$2.41	$1.41
Dividends declared per common share	$0.45	$0.45	$0.45	$0.50

	Quarterly Periods Ended(a)
	June 29, 2013	September 28, 2013	December 28, 2013	March 29, 2014
	(millions, except per share data)
Net revenues	$1,653	$1,915	$2,015	$1,867
Gross profit	1,004	1,084	1,172	1,050
Net income	181	205	237	153
Net income per common share(b):
Basic	$1.98	$2.26	$2.61	$1.70
Diluted	$1.94	$2.23	$2.57	$1.68
Dividends declared per common share	$0.40	$0.40	$0.45	$0.45

(a)	All fiscal quarters presented consisted of 13 weeks.

(b)
Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amount because of differences in the average number of common shares outstanding during each period.

