Form 10-Q
period 2015-06-27
RALPH LAUREN CORP
filed 2015-08-06
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
At July 31, 2015, 59,766,590 shares of the registrant's Class A common stock, $.01 par value, and 25,881,276 shares of the registrant's Class B common stock, $.01 par value, were outstanding.

RALPH LAUREN CORPORATION
INDEX

		Page

PART I. FINANCIAL INFORMATION (Unaudited)
Item 1.	Financial Statements:
	Consolidated Balance Sheets	3
	Consolidated Statements of Income	4
	Consolidated Statements of Comprehensive Income	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	49
Item 4.	Controls and Procedures	49

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	51
Item 1A.	Risk Factors	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 5.	Other Information	52
Item 6.	Exhibits	53
Signatures		54

EX-10.1
EX-12.1
EX-14.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101	INSTANCE DOCUMENT
EX-101	SCHEMA DOCUMENT
EX-101	CALCULATION LINKBASE DOCUMENT
EX-101	LABELS LINKBASE DOCUMENT
EX-101	PRESENTATION LINKBASE DOCUMENT
EX-101	DEFINITION LINKBASE DOCUMENT

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 27, 2015	March 28, 2015
	(millions) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$490	$500
Short-term investments	661	644
Accounts receivable, net of allowances of $223 million and $251 million	390	655
Inventories	1,270	1,042
Income tax receivable	69	57
Deferred tax assets	146	145
Prepaid expenses and other current assets	278	281
Total current assets	3,304	3,324
Property and equipment, net	1,419	1,436
Deferred tax assets	50	45
Goodwill	901	903
Intangible assets, net	260	267
Other non-current assets	134	131
Total assets	$6,068	$6,106
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$155	$234
Accounts payable	207	210
Income tax payable	35	27
Accrued expenses and other current liabilities	832	715
Total current liabilities	1,229	1,186
Long-term debt	297	298
Non-current liability for unrecognized tax benefits	102	116
Other non-current liabilities	633	615
Commitments and contingencies (Note 14)
Total liabilities	2,261	2,215
Equity:
Class A common stock, par value $.01 per share; 100.7 million and 100.0 million shares issued; 59.8 million and 60.4 million shares outstanding	1	1
Class B common stock, par value $.01 per share; 25.9 million shares issued and outstanding	—	—
Additional paid-in-capital	2,170	2,117
Retained earnings	5,808	5,787
Treasury stock, Class A, at cost; 40.9 million and 39.6 million shares	(4,018)	(3,849)
Accumulated other comprehensive loss	(154)	(165)
Total equity	3,807	3,891
Total liabilities and equity	$6,068	$6,106
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 27, 2015	June 28, 2014
	(millions, except per share data) (unaudited)
Net sales	$1,577	$1,668
Licensing revenue	41	40
Net revenues	1,618	1,708
Cost of goods sold(a)	(652)	(665)
Gross profit	966	1,043
Selling, general, and administrative expenses(a)	(822)	(788)
Amortization of intangible assets	(6)	(6)
Impairment of assets	(8)	(1)
Restructuring charges	(34)	(4)
Total other operating expenses, net	(870)	(799)
Operating income	96	244
Foreign currency losses	(1)	(3)
Interest expense	(4)	(4)
Interest and other income, net	2	1
Equity in losses of equity-method investees	(3)	(3)
Income before provision for income taxes	90	235
Provision for income taxes	(26)	(73)
Net income	$64	$162
Net income per common share:
Basic	$0.74	$1.82
Diluted	$0.73	$1.80
Weighted average common shares outstanding:
Basic	86.5	88.9
Diluted	87.5	90.2
Dividends declared per share	$0.50	$0.45
(a) Includes total depreciation expense of:	$(68)	$(63)

See accompanying notes.

4

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	June 27, 2015	June 28, 2014
	(millions) (unaudited)
Net income	$64	$162
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	19	(3)
Net gains (losses) on cash flow hedges	(8)	2
Other comprehensive income (loss), net of tax	11	(1)
Total comprehensive income	$75	$161

See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 27, 2015	June 28, 2014
	(millions) (unaudited)
Cash flows from operating activities:
Net income	$64	$162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	74	69
Deferred income tax benefit	(18)	(3)
Equity in losses of equity-method investees	3	3
Non-cash stock-based compensation expense	32	23
Non-cash impairment of assets	8	1
Excess tax benefits from stock-based compensation arrangements	(6)	(4)
Other non-cash charges, net	1	5
Changes in operating assets and liabilities:
Accounts receivable	265	230
Inventories	(226)	(158)
Prepaid expenses and other current assets	12	5
Accounts payable and accrued liabilities	114	79
Income tax receivables and payables	(9)	27
Deferred income	(3)	(4)
Other balance sheet changes, net	21	(20)
Net cash provided by operating activities	332	415
Cash flows from investing activities:
Capital expenditures	(68)	(85)
Purchases of investments	(329)	(411)
Proceeds from sales and maturities of investments	325	236
Acquisitions and ventures	(3)	(4)
Change in restricted cash deposits	(2)	—
Net cash used in investing activities	(77)	(264)
Cash flows from financing activities:
Proceeds from issuance of short-term debt	1,238	—
Repayments of short-term debt	(1,317)	—
Payments of capital lease obligations	(5)	(5)
Payments of dividends	(43)	(40)
Repurchases of common stock, including shares surrendered for tax withholdings	(169)	(211)
Proceeds from exercises of stock options	15	14
Excess tax benefits from stock-based compensation arrangements	6	4
Net cash used in financing activities	(275)	(238)
Effect of exchange rate changes on cash and cash equivalents	10	1
Net decrease in cash and cash equivalents	(10)	(86)
Cash and cash equivalents at beginning of period	500	797
Cash and cash equivalents at end of period	$490	$711
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
The Company classifies its businesses into three segments: Wholesale, Retail, and Licensing. The Company's wholesale sales are made principally to major department stores and specialty stores around the world. The Company also sells directly to consumers through its integrated retail channel, which includes its retail stores, concession-based shop-within-shops, and e-commerce operations around the world. In addition, the Company licenses to unrelated third parties for specified periods the right to operate retail stores and/or to use its various trademarks in connection with the manufacture and sale of designated products, such as certain apparel, eyewear, fragrances, and home furnishings.

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
This report should be read in conjunction with the Company's Annual Report on Form 10-K filed with the SEC for the fiscal year ended March 28, 2015 (the "Fiscal 2015 10-K").
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
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2016 will end on April 2, 2016 and will be a 53-week period ("Fiscal 2016"). Fiscal year 2015 ended on March 28, 2015 and was a 52-week period ("Fiscal 2015"). The first quarter of Fiscal 2016 ended on June 27, 2015 and was a 13-week period. The first quarter of Fiscal 2015 ended on June 28, 2014 and was also a 13-week period.

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
Reclassifications
Certain reclassifications have been made to the prior period's financial information in order to conform to the current period's presentation.
Seasonality of Business
The Company's business is typically affected by seasonal trends, with higher levels of wholesale sales in its second and fourth fiscal quarters and higher retail sales in its second and third fiscal quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school, and holiday shopping periods impacting the Retail segment. In addition, fluctuations in sales, operating income, and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, the Company's operating results and cash flows for the three-month period ended June 27, 2015 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2016.

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
Shipping and Handling Costs
The costs associated with shipping goods to customers are reflected as a component of selling, general, and administrative ("SG&A") expenses in the consolidated statements of income. Shipping costs were approximately $9 million during each of the three-month periods ended June 27, 2015 and June 28, 2014. The costs of preparing merchandise for sale, such as picking, packing, warehousing, and order charges ("handling costs") are also included in SG&A expenses. Handling costs were approximately $41 million and $42 million during the three-month periods ended June 27, 2015 and June 28, 2014, respectively. Shipping and handling costs billed to customers are included in revenue.
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
The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to shares used to calculate diluted net income per common share as follows:

	Three Months Ended
	June 27, 2015	June 28, 2014
	(millions)
Basic shares	86.5	88.9
Dilutive effect of stock options, restricted stock, and RSUs	1.0	1.3
Diluted shares	87.5	90.2
All earnings per share amounts have been calculated using unrounded numbers. Options to purchase shares of the Company's Class A common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding RSUs that are issuable only upon the achievement of certain service and/or performance goals. Performance-based RSUs are included in the computation of diluted shares only to the extent that the underlying performance conditions (and any applicable market condition modifiers) (i) have been satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of June 27, 2015 and June 28, 2014, there were approximately 2.6 million and 1.2 million, respectively, additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based RSUs, which were excluded from the diluted share calculations.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A rollforward of the activity in the Company's reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented below:

	Three Months Ended
	June 27, 2015	June 28, 2014
	(millions)
Beginning reserve balance	$240	$254
Amount charged against revenue to increase reserve	150	157
Amount credited against customer accounts to decrease reserve	(181)	(165)
Foreign currency translation	1	(1)
Ending reserve balance	$210	$245
An allowance for doubtful accounts is determined through analysis of periodic aging of accounts receivable, assessments of collectability based on an evaluation of historical and anticipated trends, the financial condition of the Company's customers, and an evaluation of the impact of economic conditions, among other factors. The Company's allowance for doubtful accounts was $13 million and $11 million as of June 27, 2015 and March 28, 2015, respectively. The change in the allowance for doubtful accounts was not material during either of the three-month periods ended June 27, 2015 and June 28, 2014.
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department and specialty stores around the world, and extends credit based on an evaluation of each customer's financial capacity and condition, usually without requiring collateral. In the Company's wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2015, the Company's sales to its largest wholesale customer, Macy's, Inc. ("Macy's"), accounted for approximately 12% of its total net revenues, and the Company's sales to its three largest wholesale customers (including Macy's) accounted for approximately 24% of total net revenues. As of June 27, 2015, these three key wholesale customers constituted approximately 34% of total gross accounts receivable.
Derivative Financial Instruments
The Company records all derivative financial instruments on its consolidated balance sheets at fair value. For derivative instruments that qualify for hedge accounting, the effective portion of changes in their fair value is either (i) offset against the changes in fair value of the related hedged assets, liabilities, or firm commitments through earnings or (ii) recognized in equity as a component of accumulated other comprehensive income ("AOCI") until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge against changes in fair value or cash flows and net investments, respectively.
Each derivative instrument that qualifies for hedge accounting is expected to be highly effective at reducing the risk associated with the exposure being hedged. For each derivative instrument that is designated as a hedge, the Company formally documents the related risk management objective and strategy, including identification of the hedging instrument, the hedged item, and the risk exposure, as well as how hedge effectiveness will be assessed prospectively and retrospectively over the instrument's term. To assess hedge effectiveness, the Company generally uses regression analysis, a statistical method, to compare the change in the fair value of the derivative instrument to the change in fair value or cash flows of the related hedged item. The extent to which a hedging instrument has been and is expected to remain highly effective in achieving offsetting changes in fair value or cash flows is assessed and documented by the Company on at least a quarterly basis.
As a result of its use of derivative instruments, the Company is exposed to the risk that counterparties to such contracts will fail to meet their contractual obligations. To mitigate this counterparty credit risk, the Company has a policy of only entering into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. The Company's established policies and procedures for mitigating credit risk from derivative transactions include ongoing review and assessment of its counterparties' creditworthiness. The Company also

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

enters into master netting arrangements with counterparties, when possible, to mitigate credit risk associated with its derivative instruments. In the event of default or termination (as such terms are defined within the respective master netting arrangement), these arrangements allow the Company to net-settle amounts payable and receivable related to multiple derivative transactions with the same counterparty. The master netting arrangements specify a number of events of default and termination, including, among others, the failure to make timely payments.
The fair values of the Company's derivative instruments are recorded on its consolidated balance sheets on a gross basis. For cash flow reporting purposes, proceeds received or amounts paid upon the settlement of a derivative instrument are classified in the same manner as the related item being hedged, primarily within cash flows from operating activities.
Forward Foreign Currency Exchange Contracts
The Company enters into forward foreign currency exchange contracts to reduce its risk related to exchange rate fluctuations on inventory transactions, intercompany royalty payments made by certain of its international operations, intercompany contributions made to fund certain marketing efforts of its international operations, and other foreign currency-denominated operational cash flows. To the extent forward foreign currency exchange contracts are designated as cash flow hedges and are highly effective in offsetting changes in the value of the hedged items, the related gains or losses are initially deferred in equity as a component of AOCI and are subsequently recognized in the consolidated statements of income as follows:

•	Forecasted Inventory Transactions — recognized as part of the cost of the inventory being hedged within cost of goods sold when the related inventory is sold to a third party.

•
Intercompany Royalty Payments and Marketing Contributions — recognized within foreign currency gains (losses) generally in the period in which the related payments or contributions being hedged are received or paid.

To the extent that a derivative instrument designated as a cash flow hedge is not considered effective, any change in its fair value relating to such ineffectiveness is immediately recognized in earnings within foreign currency gains (losses). If it is determined that a derivative instrument has not been highly effective, and will continue not to be highly effective in hedging the designated exposure, hedge accounting is discontinued and further gains (losses) are immediately recognized in earnings within foreign currency gains (losses). Upon discontinuance of hedge accounting, the cumulative change in fair value of the derivative instrument previously recorded in AOCI is recognized in earnings when the related hedged item affects earnings, consistent with the originally-documented hedging strategy, unless the forecasted transaction is no longer probable of occurring, in which case the accumulated amount is immediately recognized in earnings within foreign currency gains (losses).
Hedge of a Net Investment in a Foreign Operation
Changes in the fair value of a derivative instrument or the carrying value of a non-derivative instrument that is designated as a hedge of a net investment in a foreign operation are reported in the same manner as a translation adjustment, to the extent it is effective. In assessing the effectiveness of a derivative financial instrument that is designated as a hedge of a net investment, the Company uses a method based on changes in spot rates to measure the impact of foreign currency exchange rate changes on both its foreign subsidiary net investment and the related hedging instrument. If the notional amount of the instrument designated as the hedge of a net investment is greater than the portion of the net investment being hedged, hedge ineffectiveness is recognized immediately in earnings within foreign currency gains (losses). To the extent the instrument remains effective, changes in its value are recorded in equity as foreign currency translation gains (losses), a component of AOCI, and are recognized in earnings within foreign currency gains (losses) only upon the sale or liquidation of the hedged net investment.
Fair Value Hedges
Changes in the fair value of a derivative instrument that is designated as a fair value hedge, along with offsetting changes in the fair value of the related hedged item attributable to the hedged risk, are recorded in earnings. Hedge ineffectiveness is recorded in earnings to the extent that the change in the fair value of the hedged item does not offset the change in the fair value of the hedging instrument.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Undesignated Hedges
All of the Company's undesignated hedges are entered into to hedge specific economic risks, particularly foreign currency exchange rate risk. Changes in the fair value of undesignated derivative instruments are immediately recognized in earnings within foreign currency gains (losses).
See Note 13 for further discussion of the Company's derivative financial instruments.
Refer to Note 3 in the Fiscal 2015 10-K for a summary of all of the Company's significant accounting policies.

4.	Recently Issued Accounting Standards
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 provides a single, comprehensive accounting model for revenues arising from contracts with customers that will supersede most existing revenue recognition guidance, including industry-specific guidance. Under this model, revenue is recognized at an amount that an entity expects to be entitled to upon transferring control of goods or services to a customer, as opposed to when risks and rewards transfer to a customer under existing revenue recognition guidance. ASU 2014-09 is effective for the Company beginning in its fiscal year 2018. However, the FASB is expected to issue a separate ASU that would defer the effective date of ASU 2014-09 by one year. ASU 2014-09 may be applied retrospectively to all prior periods presented or through a cumulative adjustment to the opening retained earnings balance in the year of adoption. The Company is currently in the process of evaluating the impact of ASU 2014-09 on its consolidated financial statements.
Proposed Amendments to Current Accounting Standards
The FASB is currently working on amendments to existing accounting standards governing a number of areas including, but not limited to, accounting for leases. In May 2013, the FASB issued an exposure draft, "Leases" (the "Exposure Draft"), which would replace the existing guidance in ASC Topic 840, "Leases." Under the Exposure Draft, among other changes in practice, a lessee's rights and obligations under most leases, including existing and new arrangements, would be recognized as assets and liabilities on the balance sheet. The comment period for the Exposure Draft ended in September 2013, and the FASB has now substantially completed its redeliberations on certain portions of the proposal. If and when effective, this proposed standard will likely have a significant impact on the Company's consolidated financial statements. However, as the standard-setting process is still ongoing, the Company is currently unable to determine the impact that this proposed change in accounting would have on its consolidated financial statements.

5.	Inventories
Inventories consist of the following:

	June 27, 2015	March 28, 2015	June 28, 2014
	(millions)
Raw materials	$3	$3	$3
Work-in-process	1	2	2
Finished goods	1,266	1,037	1,175
Total inventories	$1,270	$1,042	$1,180

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Property and Equipment
Property and equipment, net consists of the following:

	June 27, 2015	March 28, 2015
	(millions)
Land and improvements	$17	$17
Buildings and improvements	408	409
Furniture and fixtures	690	686
Machinery and equipment	320	317
Capitalized software	422	402
Leasehold improvements	1,208	1,185
Construction in progress	103	99
	3,168	3,115
Less: accumulated depreciation	(1,749)	(1,679)
Property and equipment, net	$1,419	$1,436

7.	Other Assets and Liabilities
Prepaid expenses and other current assets consist of the following:

	June 27, 2015	March 28, 2015
	(millions)
Other taxes receivable	$94	$93
Derivative financial instruments	43	65
Prepaid rent expense	35	31
Prepaid samples	14	12
Tenant allowances receivable	13	14
Prepaid advertising and marketing	12	7
Restricted cash	7	2
Other prepaid expenses and current assets	60	57
Total prepaid expenses and other current assets	$278	$281
Other non-current assets consist of the following:

	June 27, 2015	March 28, 2015
	(millions)
Restricted cash	$33	$36
Security deposits	31	28
Derivative financial instruments	29	22
Other non-current assets	41	45
Total other non-current assets	$134	$131

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accrued expenses and other current liabilities consist of the following:

	June 27, 2015	March 28, 2015
	(millions)
Accrued inventory	$205	$75
Accrued operating expenses	194	183
Other taxes payable	119	108
Accrued payroll and benefits	111	162
Accrued capital expenditures	52	62
Dividends payable	43	43
Deferred income	41	38
Restructuring reserve	34	5
Capital lease obligations	19	19
Other accrued expenses and current liabilities	14	20
Total accrued expenses and other current liabilities	$832	$715
Other non-current liabilities consist of the following:

	June 27, 2015	March 28, 2015
	(millions)
Deferred rent obligations	$238	$219
Capital lease obligations	222	238
Deferred tax liabilities	87	87
Derivative financial instruments	17	1
Deferred income	15	20
Deferred compensation	9	9
Other non-current liabilities	45	41
Total other non-current liabilities	$633	$615

8.	Impairment of Assets
During the three months ended June 27, 2015, the Company recorded non-cash impairment charges of $8 million, primarily to write off certain fixed assets related to its domestic and international stores and shop-within-shops in connection with the Global Reorganization Plan (see Note 9).
During the three months ended June 28, 2014, the Company recorded non-cash impairment charges of $1 million, primarily to write off certain fixed assets related to its European operations.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Restructuring Charges
A description of significant restructuring activities and related costs is included below.
Fiscal 2016
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
The Company expects to incur total estimated charges of $70 million to $100 million in connection with the Global Reorganization Plan, comprised of restructuring charges totaling $55 million to $80 million, to be settled in cash, and non-cash charges totaling $15 million to $20 million. The Company anticipates that these restructuring and non-cash charges will be incurred over the course of Fiscal 2016, primarily during the first half of the year.
A summary of the restructuring and non-cash charges recorded in connection with the Global Reorganization Plan is as follows:

Three Months Ended
June 27, 2015
(millions)
Restructuring charges:
Severance and benefit costs	$32
Lease termination and store closure costs	1
Other cash charges	1
Total restructuring charges	34
Non-cash charges:
Impairment of assets(a)	8
Inventory-related charges(b)	3
Total non-cash charges	11
Total restructuring and non-cash charges	$45

(a)	See Note 8 for additional information.

(b)	Inventory-related charges are recorded within cost of goods sold in the unaudited interim consolidated statements of income.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the activity in the restructuring reserve related to the Global Reorganization Plan is as follows:

	Severance and Benefit Costs	Lease Termination and Store Closure Costs	Other Costs	Total
	(millions)
Balance at March 28, 2015	$—	$—	$—	$—
Additions charged to expense	32	1	1	34
Cash payments charged against reserve	(3)	—	—	(3)
Balance at June 27, 2015	$29	$1	$1	$31
Fiscal 2015
During Fiscal 2015, the Company recorded restructuring charges of $10 million, $4 million of which were recorded during the three months ended June 28, 2014. These charges were primarily related to severance and benefit costs associated with certain of its retail, wholesale, and corporate operations. At March 28, 2015, the restructuring reserve related to these charges was $5 million, which was reduced by payments to $3 million at June 27, 2015.

10.	Income Taxes
Effective Tax Rate
The Company's effective tax rate, which is calculated by dividing each fiscal period's provision for income taxes by pretax income, was 29.0% and 31.1% during the three-month periods ended June 27, 2015 and June 28, 2014, respectively. The effective tax rates in both periods were lower than the U.S. federal statutory income tax rate of 35% principally as a result of the proportion of earnings generated in lower taxed foreign jurisdictions versus the U.S. In addition, the effective tax rate for the three months ended June 27, 2015 was favorably impacted by the reversal of certain tax reserves due to the expiration of statutes of limitations, partially offset by additional tax reserves largely associated with the conclusion of a tax examination.
Uncertain Income Tax Benefits
The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. The total amount of unrecognized tax benefits, including interest and penalties, was $102 million and $116 million as of June 27, 2015 and March 28, 2015, respectively, and is included within non-current liability for unrecognized tax benefits in the consolidated balance sheets. The reduction in unrecognized tax benefits, including interest and penalties, primarily related to the reversal of $9 million of tax reserves due to the expiration of statutes of limitations and tax audit settlements of $8 million, partially offset by additional tax reserves associated with the conclusion of a tax examination.
The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $75 million and $85 million as of June 27, 2015 and March 28, 2015, respectively.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company files a consolidated U.S. federal income tax return, as well as tax returns in various state, local, and foreign jurisdictions. The Company is generally no longer subject to examinations by the relevant tax authorities for years prior to its fiscal year ended March 31, 2007.

11.	Debt
Debt consists of the following:

	June 27, 2015	March 28, 2015
	(millions)
$300 million 2.125% Senior Notes(a)	$297	$298
Commercial paper notes	155	234
Total debt	452	532
Less: short-term debt	155	234
Total long-term debt	$297	$298

(a)
During the first quarter of Fiscal 2016, the Company entered into an interest rate swap contract which it designated as a hedge against changes in the fair value of its fixed-rate Senior Notes (see Note 13). Accordingly, the carrying value of the Senior Notes as of June 27, 2015 reflects an adjustment of $2 million for the change in fair value attributable to the benchmark interest rate. The carrying value of the Senior Notes is also net of unamortized debt issuance costs of $1 million and $2 million as of June 27, 2015 and March 28, 2015, respectively.

Senior Notes
In September 2013, the Company completed a registered public debt offering and issued $300 million aggregate principal amount of unsecured senior notes due September 26, 2018 (the "Senior Notes") at a price equal to 99.896% of their principal amount. The Senior Notes bear interest at a fixed rate of 2.125%, payable semi-annually. The proceeds from this offering were used for general corporate purposes, including repayment of the Company's previously outstanding €209 million principal amount of 4.5% Euro-denominated notes, which matured on October 4, 2013.
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
Commercial Paper
In May 2014, the Company initiated a commercial paper borrowing program (the "Commercial Paper Program") that allowed it to issue up to $300 million of unsecured commercial paper notes through private placement using third-party broker-dealers. In May 2015, the Company initiated an expansion of its Commercial Paper Program to allow for a total issuance of up to $500 million of unsecured commercial paper notes.
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility, as defined below, and may be used to support the Company's general working capital and corporate needs. Maturities of commercial paper notes vary, but cannot exceed 397 days from the date of issuance. Commercial paper notes issued under the Commercial Paper Program rank equally with the Company's other forms of unsecured indebtedness. As of June 27, 2015, the Company had $155 million in borrowings outstanding under its Commercial Paper Program, with a weighted-average annual interest rate of 0.30% and a weighted-average remaining term of 21 days.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revolving Credit Facilities
Global Credit Facility
In February 2015, the Company entered into an amended and restated credit facility that provides for a $500 million senior unsecured revolving line of credit through February 11, 2020 (the "Global Credit Facility") under terms and conditions substantially similar to those previously in effect. The Global Credit Facility is also used to support the issuance of letters of credit and the maintenance of the Commercial Paper Program. Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and other currencies, including Euros, Hong Kong Dollars, and Japanese Yen. The Company has the ability to expand its borrowing availability under the Global Credit Facility to $750 million, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. As of June 27, 2015, there were no borrowings outstanding under the Global Credit Facility and the Company was contingently liable for $9 million of outstanding letters of credit.
The Global Credit Facility contains a number of covenants that, among other things, restrict the Company's ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make certain investments. The Global Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the "leverage ratio") of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus eight times consolidated rent expense for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, and (iv) consolidated rent expense. As of June 27, 2015, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company's Global Credit Facility.
Domestic Credit Facility
In August 2014, the Company entered into an uncommitted credit facility (the "Domestic Credit Facility") with Santander Bank, N.A. ("Santander"), which provides for a revolving line of credit up to $100 million through August 19, 2015. Borrowings under the Domestic Credit Facility are granted at the sole discretion of Santander, subject to availability of its funds, and bear interest at a rate equal to the London Interbank Offered Rate plus a spread determined by Santander at the time of borrowing. The Domestic Credit Facility does not contain any financial covenants. As of June 27, 2015, there were no borrowings outstanding under the Domestic Credit Facility.
Pan-Asia Credit Facilities
Certain of the Company's subsidiaries in Asia have uncommitted credit facilities with regional branches of JPMorgan Chase (the "Banks") in China, Malaysia, South Korea, and Taiwan (the "Pan-Asia Credit Facilities"). These credit facilities are subject to annual renewal and may be used to fund general working capital and corporate needs of the Company's operations in the respective countries. Borrowings under the Pan-Asia Credit Facilities are guaranteed by the parent company and are granted at the sole discretion of the Banks, subject to availability of the Banks' funds and satisfaction of certain regulatory requirements. The Pan-Asia Credit Facilities do not contain any financial covenants. The Company's Pan-Asia Credit Facilities by country are as follows:

•
China Credit Facility — provides Ralph Lauren Trading (Shanghai) Co., Ltd. with a revolving line of credit of up to 100 million Chinese Renminbi (approximately $16 million) through April 7, 2016, and may also be used to support bank guarantees. As of June 27, 2015, bank guarantees supported by this facility were not material.

•	Malaysia Credit Facility — provides Ralph Lauren (Malaysia) Sdn Bhd with a revolving line of credit of up to 16 million Malaysian Ringgit (approximately $4 million) through September 30, 2015.

•	South Korea Credit Facility — provides Ralph Lauren (Korea) Ltd. with a revolving line of credit of up to 11 billion South Korean Won (approximately $10 million) through October 31, 2015.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Taiwan Credit Facility — provides Ralph Lauren (Hong Kong) Retail Company Ltd., Taiwan Branch with a revolving line of credit of up to 59 million New Taiwan Dollars (approximately $2 million) through October 15, 2015.

As of June 27, 2015, there were no borrowings outstanding under any of the Pan-Asia Credit Facilities.
Refer to Note 14 of the Fiscal 2015 10-K for additional disclosure of the terms and conditions of the Company's debt and credit facilities.

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
The following table summarizes the Company's financial assets and liabilities that are measured and recorded at fair value on a recurring basis, excluding accrued interest components:

	June 27, 2015	March 28, 2015
	(millions)
Financial assets recorded at fair value:
Corporate bonds — non-U.S.(a)	$8	$8
Derivative financial instruments(b)	72	87
Total	$80	$95
Financial liabilities recorded at fair value:
Derivative financial instruments(b)	$28	$19
Total	$28	$19

(a)	Based on Level 1 measurements.

(b)	Based on Level 2 measurements.
To the extent the Company invests in bonds, such investments are classified as available-for-sale and recorded at fair value in its consolidated balance sheets based upon quoted prices in active markets.
The Company's derivative financial instruments are recorded at fair value in its consolidated balance sheets and are valued using pricing models that are primarily based on market observable external inputs, including spot and forward currency exchange rates, benchmark interest rates, and discount rates consistent with the instrument's tenor, and consider the impact of the Company's own credit risk, if any. Changes in counterparty credit risk are also considered in the valuation of derivative financial instruments.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's cash and cash equivalents, restricted cash, and time deposits are recorded at carrying value, which approximates fair value based on Level 1 measurements.
The Company's debt instruments are recorded at their carrying values in its consolidated balance sheets, which may differ from their respective fair values. The fair value of the Senior Notes is estimated based on external pricing data, including available quoted market prices, and with reference to comparable debt instruments with similar interest rates, credit ratings, and trading frequency, among other factors. The fair value of the Company's commercial paper notes is estimated using external pricing data, based on interest rates and credit ratings for similar issuances with the same remaining term as the Company's outstanding borrowings. Due to their short-term nature, the fair value of commercial paper notes outstanding at June 27, 2015 approximates their carrying value.
The following table summarizes the carrying values and the estimated fair values of the Company's debt instruments:

	June 27, 2015			March 28, 2015
	Carrying Value		Fair Value(a)	Carrying Value		Fair Value(a)
	(millions)
$300 million 2.125% Senior Notes	$297	(b)	$303	$298	(b)	$304
Commercial paper notes	155		155	234		234

(a)	Based on Level 2 measurements.

(b)	See Note 11 for discussion of the carrying value of the Senior Notes as of June 27, 2015 and March 28, 2015.
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
During the three-month periods ended June 27, 2015 and June 28, 2014, the Company recorded non-cash impairment charges to reduce the carrying values of certain long-lived store and shop-within-shop assets to their fair values. The fair values of these assets were determined based on Level 3 measurements. Inputs to these fair value measurements included estimates of the amount and timing of the stores' or shop-within-shops' net future discounted cash flows based on historical experience, current trends, and market conditions.
The following table summarizes the impairment charges recorded during the three-month periods ended June 27, 2015 and June 28, 2014:

	Three Months Ended
	June 27, 2015	June 28, 2014
	(millions)
Aggregate carrying value of long-lived assets written down to fair value	$8	$1
Impairment charges (see Note 8)	(8)	(1)
No goodwill impairment charges were recorded during either of the three-month periods ended June 27, 2015 or June 28, 2014.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Financial Instruments
Derivative Financial Instruments
The Company is exposed to changes in foreign currency exchange rates, primarily relating to certain anticipated cash flows and the value of reported net assets of its international operations, as well as changes in the fair value of its fixed-rate debt attributed to changes in the benchmark interest rate. Consequently, the Company uses derivative financial instruments to manage and mitigate such risks. The Company does not enter into derivative transactions for speculative or trading purposes.
The following table summarizes the Company's outstanding derivative instruments on a gross basis as recorded in its consolidated balance sheets as of June 27, 2015 and March 28, 2015:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	June 27, 2015	March 28, 2015	June 27, 2015		March 28, 2015		June 27, 2015		March 28, 2015
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Inventory purchases	$578	$587	(c)	$36	PP	$49	AE	$8	AE	$9
FC — Other(d)	101	118	PP	5	PP	5	—	—	AE	1
IRS — Senior Notes	300	—	—	—	—	—	ONCL	2	—	—
CCS — NI	313	—	—	—	—	—	ONCL	12	—	—
Total Designated Hedges	$1,292	$705		$41		$54		$22		$10
Undesignated Hedges:
FC — Other(e)	$546	$464	(f)	$31	(g)	$33	(h)	$6	(i)	$9
Total Hedges	$1,838	$1,169		$72		$87		$28		$19

(a)	FC = Forward foreign currency exchange contracts; IRS = Interest rate swap contract; Senior Notes = $300 million 2.125% senior notes; CCS = Cross-currency swap contract; NI = Net investment hedge.

(b)	PP = Prepaid expenses and other current assets; AE = Accrued expenses and other current liabilities; ONCL = Other non-current liabilities.

(c)	$35 million included within prepaid expenses and other current assets and $1 million included within other non-current assets.

(d)	Primarily includes designated hedges of foreign currency-denominated intercompany royalty payments and other operational exposures.

(e)	Primarily includes undesignated hedges of foreign currency-denominated intercompany loans.

(f)	$3 million included within prepaid expenses and other current assets and $28 million included within other non-current assets.

(g)	$11 million included within prepaid expenses and other current assets and $22 million included within other non-current assets.

(h)	$3 million included within accrued expenses and other current liabilities and $3 million included within other non-current liabilities.

(i)	$8 million included within accrued expenses and other current liabilities and $1 million included within other non-current liabilities.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheets on a gross basis, even though they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its derivative instruments on a net basis in accordance with the terms of each of its master netting arrangements, spread across eight separate counterparties, the amounts presented in the consolidated balance sheets as of June 27, 2015 and March 28, 2015 would be adjusted from the current gross presentation as detailed in the following table:

	June 27, 2015			March 28, 2015
Derivative Instrument	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount
	(millions)
Derivative assets	$72	$(24)	$48	$87	$(14)	$73
Derivative liabilities	$28	$(24)	$4	$19	$(14)	$5
The Company's master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties. Refer to Note 3 for further discussion of the Company's master netting arrangements.
The following table summarizes the pretax impact of the effective portion of gains and losses from the Company's designated derivative instruments on its unaudited interim consolidated financial statements for the three-month periods ended June 27, 2015 and June 28, 2014:

	Gains (Losses) Recognized in OCI		Gains (Losses) Reclassified from AOCI to Earnings		Location of Gains (Losses) Reclassified from AOCI to Earnings
	Three Months Ended		Three Months Ended
Derivative Instrument	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
		(millions)
Designated Cash Flow Hedges:
FC — Inventory purchases	$(2)	$1	$7	$(1)	Cost of goods sold
FC — Other	1	(2)	—	(2)	Foreign currency gains (losses)
	$(1)	$(1)	$7	$(3)
Designated Hedge of Net Investment:
CCS	$(12)	$—	$—	$—	(a)
Total Designated Hedges	$(13)	$(1)	$7	$(3)

(a)	Amounts are to be recognized in earnings only upon the sale or liquidation of the hedged net investment.
As of June 27, 2015, it is expected that approximately $37 million of net gains deferred in AOCI related to derivative instruments will be recognized in earnings over the next twelve months. No material gains or losses relating to ineffective cash flow hedges were recognized during any of the fiscal periods presented.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the pretax impact of gains and losses from the Company's undesignated derivative instruments on its unaudited interim consolidated financial statements for the three-month periods ended June 27, 2015 and June 28, 2014:

	Gains (Losses) Recognized in Earnings		Location of Gains (Losses) Recognized in Earnings
	Three Months Ended
Derivative Instrument	June 27, 2015	June 28, 2014
	(millions)
Undesignated Hedges:
FC — Other	$4	$(2)	Foreign currency gains (losses)
Total Undesignated Hedges	$4	$(2)
Risk Management Strategies
Forward Foreign Currency Exchange Contracts
The Company primarily enters into forward foreign currency exchange contracts to reduce its risk related to exchange rate fluctuations on inventory transactions made in an entity's non-functional currency, intercompany royalty payments made by certain of its international operations, intercompany contributions made to fund certain marketing efforts of its international operations, and other foreign currency-denominated operational and intercompany cash flows. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily to changes in the value of the Euro, the Japanese Yen, the South Korean Won, the Australian Dollar, the Canadian Dollar, the British Pound Sterling, and the Hong Kong Dollar, the Company hedges a portion of its foreign currency exposures anticipated over a two-year period. In doing so, the Company uses forward foreign currency exchange contracts that generally have maturities of two months to two years to provide continuing coverage throughout the hedging period.
Interest Rate Swap Contract
During the first quarter of Fiscal 2016, the Company entered into a pay-floating rate, receive-fixed rate interest rate swap contract which it designated as a hedge against changes in the fair value of its fixed-rate Senior Notes attributed to changes in the benchmark interest rate (the "Interest Rate Swap"). The Interest Rate Swap, which matures on September 26, 2018, has a notional amount of $300 million and swaps the 2.125% fixed interest rate on the Company's Senior Notes for a variable interest rate based on the 3-month London Interbank Offered Rate ("LIBOR") plus a fixed spread. Changes in the fair value of the Interest Rate Swap were offset by changes in the fair value of the Senior Notes, with no resulting ineffectiveness recognized in earnings during the three months ended June 27, 2015.
Cross-Currency Swap Contract
During the first quarter of Fiscal 2016, the Company entered into a €280 million notional amount pay-floating rate, receive-floating rate cross-currency swap contract which it designated as a hedge of its net investment in certain of its European subsidiaries (the "Cross-Currency Swap"). The Cross-Currency Swap, which matures on September 26, 2018, swaps the USD-based variable interest rate payment based on the 3-month LIBOR plus a fixed spread (as paid under the Interest Rate Swap described above) for a Euro-based variable interest rate payment based on the 3-month Euro Interbank Offered Rate plus a fixed spread. As a result, the Cross-Currency Swap, in conjunction with the Interest Rate Swap, economically converts the Company's $300 million fixed-rate Senior Notes to a €280 million floating-rate Euro-denominated liability. No material gains or losses related to the ineffective portion, or the amount excluded from effectiveness testing, were recognized in earnings during the three months ended June 27, 2015.
See Note 3 for further discussion of the Company's accounting policies relating to its derivative financial instruments.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments
As of June 27, 2015, the Company's short-term and non-current investments consisted of $661 million of time deposits and $8 million of non-U.S. corporate bonds, respectively. As of March 28, 2015, the Company's short-term and non-current investments consisted of $644 million of time deposits and $8 million of non-U.S. corporate bonds, respectively.
No significant realized or unrealized gains or losses on available-for-sale investments or other-than-temporary impairment charges were recorded during either of the three-month periods ended June 27, 2015 and June 28, 2014.
See Note 3 to the Fiscal 2015 10-K for further discussion of the Company's accounting policies relating to its investments.

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

In October 2014, the Company filed an appeal of the pre-assessment notice in accordance with the standard procedures established by the relevant customs authorities. In response to the filing of the Company's appeal of the pre-assessment notice, the review committee instructed the customs officials to reconsider their assertion of the alternative duty method and conduct a re-audit to evaluate the facts and circumstances noted in the pre-assessment notice. As a result, the pre-assessment notice has been retracted by the customs authorities and the Company believes the re-audit will result in the realization of the prior customs officials' claims not being meritorious and that the Company will ultimately prevail. Management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s consolidated financial statements.

Litigation
Wathne Imports Litigation
On September 13, 2005, Wathne Imports, Ltd. ("Wathne"), the Company's former domestic licensee for luggage and handbags, filed suit against the Company in the Supreme Court of the State of New York, County of New York, alleging, among other things, that the Company had breached a 1999 License Agreement and Design Services Agreement with Wathne and had engaged in deceptive trade practices, fraud, and negligent misrepresentation. The complaint originally sought, among other things, injunctive relief, compensatory damages in excess of $250 million, and punitive damages in excess of $750 million. Following a motion to dismiss, a motion for summary judgment, and several appeals, only two claims remained against the Company, both related to an alleged breach of the License Agreement: (i) whether the Company discontinued the "Polo Sport" trademark on handbags and luggage without providing a replacement mark; and (ii) whether the Company usurped Wathne's right to manufacture and sell certain high-end handbags under the "Ralph Lauren" trademark. Wathne sought damages of up to approximately $100 million, plus interest, for these remaining claims. The Court recently granted the Company's motion to strike Wathne's jury demand, and that decision was affirmed on appeal. A bench trial began on July 29, 2015, and the remaining claims were subsequently settled on August 5, 2015. The settlement of this matter did not have a material adverse effect on the Company's consolidated financial statements.
Other Matters
The Company is otherwise involved, from time to time, in litigation, other legal claims, and proceedings involving matters associated with or incidental to its business, including, among other things, matters involving credit card fraud, trademark and other intellectual property, licensing, importation and exportation of its products, taxation, unclaimed property, and employee

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

15.	Equity
Summary of Changes in Equity
A reconciliation of the beginning and ending amounts of equity is presented below:

	Three Months Ended
	June 27, 2015	June 28, 2014
	(millions)
Balance at beginning of period	$3,891	$4,034
Comprehensive income	75	161
Dividends declared	(43)	(39)
Repurchases of common stock, including shares surrendered for tax withholdings	(169)	(211)
Stock-based compensation	32	23
Shares issued and tax benefits recognized pursuant to stock-based compensation arrangements	21	18
Conversion of stock-based compensation awards	—	(14)
Balance at end of period	$3,807	$3,972
Common Stock Repurchase Program
A summary of the Company's repurchases of Class A common stock under its common stock repurchase program is presented below:

	Three Months Ended
	June 27, 2015	June 28, 2014
	(millions)
Cost of shares repurchased	$150	$180
Number of shares repurchased	1.1	1.2
As of June 27, 2015, the remaining availability under the Company's Class A common stock repurchase program was approximately $430 million, reflecting the May 12, 2015 approval by the Company's Board of Directors to expand the program by up to an additional $500 million of Class A common stock repurchases. Repurchases of shares of Class A common stock are subject to overall business and market conditions.
In addition, during each of the three-month periods ended June 27, 2015 and June 28, 2014, 0.2 million shares of Class A common stock, at a cost of $19 million and $31 million, respectively, were surrendered to, or withheld by, the Company in

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

satisfaction of withholding taxes in connection with the vesting of awards under the Company's 1997 Long-Term Stock Incentive Plan, as amended (the "1997 Incentive Plan"), and its Amended and Restated 2010 Long-Term Stock Incentive Plan (the "2010 Incentive Plan").
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.
Dividends
Since 2003, the Company has maintained a regular quarterly cash dividend program on its common stock. On February 3, 2015, the Company's Board of Directors approved an increase to the Company's quarterly cash dividend on its common stock from $0.45 per share to $0.50 per share. The first quarter Fiscal 2016 dividend of $0.50 per share was declared on June 11, 2015, was payable to stockholders of record at the close of business on June 26, 2015, and was paid on July 10, 2015. Dividends paid amounted to $43 million and $40 million during the three-month periods ended June 27, 2015 and June 28, 2014, respectively.
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

16.	Accumulated Other Comprehensive Income
The following table presents the components of other comprehensive income (loss), net of tax, accumulated in equity:

	Foreign Currency Translation Gains (Losses)(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plans	Total Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at March 29, 2014	$125	$(4)	$(7)	$114
Other comprehensive income (loss), net of tax:
OCI before reclassifications(b)	(3)	—	—	(3)
Amounts reclassified from AOCI to earnings	—	2	—	2
Other comprehensive income (loss), net of tax	(3)	2	—	(1)
Balance at June 28, 2014	$122	$(2)	$(7)	$113

Balance at March 28, 2015	$(193)	$43	$(15)	$(165)
Other comprehensive income (loss), net of tax:
OCI before reclassifications(b)	19	(1)	—	18
Amounts reclassified from AOCI to earnings	—	(7)	—	(7)
Other comprehensive income (loss), net of tax	19	(8)	—	11
Balance at June 27, 2015	$(174)	$35	$(15)	$(154)

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)
Includes losses of $7 million (net of a $5 million income tax benefit) during the three months ended June 27, 2015 related to the effective portion of changes in the fair value of the Cross-Currency Swap designated as a hedge of the Company's net investment in certain of its European subsidiaries (see Note 13).

(b)
Amounts are presented net of taxes. Foreign currency translation gains (losses) reflect a $4 million income tax benefit for the three months ended June 27, 2015. The tax effects relating to all other components of OCI before reclassification are immaterial for the periods presented.

The following table presents reclassifications from AOCI to earnings for cash flow hedges, by component:

	Three Months Ended
	June 27, 2015	June 28, 2014	Location of Gains (Losses) Reclassified from AOCI to Earnings
	(millions)
Gains (losses) on cash flow hedges(a):
FC — Inventory purchases	$7	$(1)	Cost of goods sold
FC — Other	—	(2)	Foreign currency gains (losses)
Tax effect	—	1	Provision for income taxes
Net of tax	$7	$(2)

(a)	FC = Forward foreign currency exchange contracts.

17.	Stock-based Compensation
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
Stock-based compensation awards that may be issued under the 2010 Incentive Plan include, but are not limited to, (i) stock options, (ii) restricted stock, and (iii) RSUs. In recent years, the Company's annual grants of stock-based compensation awards to its employees primarily consisted of stock options and RSUs. However, in Fiscal 2016, the annual grants consisted entirely of RSUs, as the Company elected to issue service-based RSUs in lieu of stock options. Additionally, new vesting provisions for certain awards granted to retirement-eligible employees were introduced. Specifically, beginning in Fiscal 2016, for certain service-based and performance-based RSUs granted to retirement-eligible employees, or employees who will become retirement-eligible prior to the end of the awards' respective stated vesting periods, vesting continues post-retirement for all or a portion of the remaining unvested RSUs. Accordingly, the related stock-based compensation expense is recognized on an accelerated basis over a term commensurate with the period that the employee is required to provide service in order to vest in the award.
Refer to Note 20 in the Fiscal 2015 10-K for additional details surrounding the Company's stock-based compensation awards, including information related to vesting terms, service and performance conditions, and payout percentages.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impact on Results
A summary of total stock-based compensation expense recorded within SG&A expenses and the related income tax benefits recognized during the three-month periods ended June 27, 2015 and June 28, 2014 is as follows:

	Three Months Ended
	June 27, 2015	June 28, 2014
	(millions)
Compensation expense	$32	$23
Income tax benefit	$(12)	$(8)
The Company issues its annual grants of stock-based compensation awards in the first half of each fiscal year. Due to the timing of the annual grants and other factors, including the composition of the retirement-eligible employee population, stock-based compensation expense recognized during the three-month period ended June 27, 2015 is not indicative of the level of compensation expense expected to be incurred for the full Fiscal 2016.
Stock Options
A summary of stock option activity under all plans for the three months ended June 27, 2015 is as follows:

Number of Options
(thousands)
Options outstanding at March 28, 2015	3,225
Granted	—
Exercised	(306)
Cancelled/Forfeited	(55)
Options outstanding at June 27, 2015	2,864
Restricted Stock Awards and Service-based RSUs
The fair values of restricted stock awards granted to non-employee directors are determined based on the fair value of the Company's Class A common stock on the date of grant. The weighted-average grant date fair values of restricted stock awards granted, which entitle holders to receive cash dividends in connection with the payments of dividends on the Company's Class A common stock, were $131.40 and $162.36 per share during the three-month periods ended June 27, 2015 and June 28, 2014, respectively.
The fair values of service-based RSUs granted to certain of the Company's senior executives, as well as to certain of its other employees, are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards not entitled to accrue dividend equivalents while outstanding. The weighted-average grant date fair values of service-based RSU awards granted were $128.92 and $153.05 per share during the three-month periods ended June 27, 2015 and June 28, 2014, respectively.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of restricted stock and service-based RSU activity during the three months ended June 27, 2015 is as follows:

	Number of Shares
	Restricted Stock	Service-based RSUs
	(thousands)
Nonvested at March 28, 2015	5	47
Granted	8	429
Vested	(3)	(8)
Forfeited	(1)	(10)
Nonvested at June 27, 2015	9	458
Performance-based RSUs
The fair value of the Company's performance-based RSUs that are not subject to a market condition in the form of a total shareholder return ("TSR") modifier is based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for those securities that are not entitled to dividend equivalents. The weighted-average grant date fair values of performance-based RSUs that do not contain a TSR modifier granted during the three-month periods ended June 27, 2015 and June 28, 2014 were $128.97 and $158.00 per share, respectively.
The fair value of the Company's performance-based RSUs with a TSR modifier is determined on the date of grant using a Monte Carlo simulation valuation model. This pricing model uses multiple simulations to evaluate the probability of the Company achieving various stock price levels to determine its expected TSR performance ranking. No such awards were granted during the three months ended June 27, 2015. The weighted-average grant date fair value of performance-based RSUs with a TSR modifier granted during the three months ended June 28, 2014 was $169.47.
A summary of performance-based RSU activity during the three months ended June 27, 2015 is as follows:

	Number of Shares
	Performance-based RSUs — without TSR Modifier	Performance-based RSUs — with TSR Modifier
	(thousands)
Nonvested at March 28, 2015	697	214
Granted	304	—
Change due to performance/market condition achievement	(8)	(20)
Vested	(293)	(50)
Forfeited	(21)	—
Nonvested at June 27, 2015	679	144

18.	Segment Information
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
The accounting policies of the Company's segments are consistent with those described in Notes 2 and 3 to the Company's consolidated financial statements included in the Fiscal 2015 10-K. Sales and transfers between segments are generally recorded at cost and treated as transfers of inventory. All intercompany revenues, including such sales between segments, are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment's performance is evaluated based upon operating income before restructuring charges and certain other one-time items, such as legal charges, if any. Certain corporate overhead expenses related to global functions, most notably the Company's executive office, information technology, finance and accounting, human resources, and legal departments, largely remain at corporate. Additionally, other costs that cannot be allocated to the segments based on specific usage are also maintained at corporate, including corporate advertising and marketing expenses, depreciation and amortization of corporate assets, and other general and administrative expenses resulting from corporate-level activities and projects.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net revenues and operating income for each of the Company's reportable segments are as follows:

	Three Months Ended
	June 27, 2015	June 28, 2014
	(millions)
Net revenues:
Wholesale	$642	$708
Retail	935	960
Licensing	41	40
Total net revenues	$1,618	$1,708

	Three Months Ended
	June 27, 2015	June 28, 2014
	(millions)
Operating income:
Wholesale(a)	$137	$180
Retail(b)	110	168
Licensing	36	36
	283	384
Unallocated corporate expenses	(153)	(136)
Unallocated restructuring charges(c)	(34)	(4)
Total operating income	$96	$244

(a)
During the three-month period ended June 27, 2015, the Company recorded non-cash impairment charges of $3 million, primarily to write off certain fixed assets related to its shop-within-shops in connection with the Global Reorganization Plan. During the three-month period ended June 28, 2014, the Company recorded non-cash impairment charges of $1 million, primarily to write off certain fixed assets related its European operations. See Notes 8 and 9 for additional information.

(b)
During the three-month period ended June 27, 2015, the Company recorded non-cash impairment charges of $5 million, primarily to write off certain fixed assets related to its stores and concession-based shop-within-shops in connection with the Global Reorganization Plan. See Notes 8 and 9 for additional information.

(c)	The three-month periods ended June 27, 2015 and June 28, 2014 included certain unallocated restructuring charges (see Note 9), which are detailed below:

	Three Months Ended
	June 27, 2015	June 28, 2014
	(millions)
Unallocated restructuring charges:
Wholesale-related	$(8)	$(2)
Retail-related	(11)	(2)
Licensing-related	(1)	—
Corporate operations-related	(14)	—
Total unallocated restructuring charges	$(34)	$(4)

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation and amortization expense for the Company's segments is as follows:

	Three Months Ended
	June 27, 2015	June 28, 2014
	(millions)
Depreciation and amortization:
Wholesale	$15	$17
Retail	39	34
Unallocated corporate expenses	20	18
Total depreciation and amortization	$74	$69
Net revenues by geographic location of the reporting subsidiary are as follows:

	Three Months Ended
	June 27, 2015	June 28, 2014
	(millions)
Net revenues(a):
The Americas(b)	$1,079	$1,139
Europe(c)	333	360
Asia(d)	206	209
Total net revenues	$1,618	$1,708

(a)	Net revenues for certain of the Company's licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.

(b)	Includes the U.S., Canada, and Latin America. Net revenues earned in the U.S. during the three-month periods ended June 27, 2015 and June 28, 2014 were $1.029 billion and $1.084 billion, respectively.

(c)	Includes the Middle East.

(d)	Includes Australia and New Zealand.

19.	Additional Financial Information
Cash Interest and Taxes
Cash paid for interest and income taxes is as follows:

	Three Months Ended
	June 27, 2015	June 28, 2014
	(millions)
Cash paid for interest	$2	$2
Cash paid for income taxes	$43	$50

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-cash Transactions
Non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amount of $52 million and $38 million for the three-month periods ended June 27, 2015 and June 28, 2014, respectively. In addition, non-cash investing activities for the three months ended June 28, 2014 included the capitalization of a fixed asset, for which a $19 million non-binding advance payment was made during the Company's fiscal year ended March 29, 2014 and recorded within prepaid expenses and other current assets as of March 29, 2014.
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
Special Note Regarding Forward-Looking Statements
Various statements in this Form 10-Q, or incorporated by reference into this Form 10-Q, in future filings by us with the Securities and Exchange Commission (the "SEC"), in our press releases, and in oral statements made from time to time by us or on our behalf constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as "anticipate," "estimate," "expect," "project," "we believe," "is or remains optimistic," "currently envisions," and similar words or phrases and involve known and unknown risks, uncertainties, and other factors which may cause actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed in or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others:

•	the loss of key personnel, including Mr. Ralph Lauren;

•	our ability to achieve anticipated operating enhancements and/or cost reductions from our restructuring plans, including our transition to a global brand-based operating structure;

•	our ability to successfully implement our anticipated growth strategies and to capitalize on our repositioning initiatives in certain regions and merchandise categories;

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

33

•
our ability to access sources of liquidity to provide for our cash needs, including our debt obligations, payment of dividends, capital expenditures, and potential repurchases of our Class A common stock;

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
These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2015 (the "Fiscal 2015 10-K"). There are no material changes to such risk factors, nor are there any identifiable previously undisclosed risks as set forth in Part II, Item 1A — "Risk Factors" of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
In this Form 10-Q, references to "Ralph Lauren," "ourselves," "we," "our," "us," and the "Company" refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2016 will end on April 2, 2016 and will be a 53-week period ("Fiscal 2016"). Fiscal year 2015 ended on March 28, 2015 and was a 52-week period ("Fiscal 2015"). The first quarter of Fiscal 2016 ended on June 27, 2015 and was a 13-week period. The first quarter of Fiscal 2015 ended on June 28, 2014 and was also a 13-week period.
INTRODUCTION
Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying unaudited interim consolidated financial statements and footnotes to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:

•
Overview.    This section provides a general description of our business, current trends and outlook, and a summary of our financial performance for the three-month period ended June 27, 2015. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three-month period ended June 27, 2015 compared to the three-month period ended June 28, 2014.

•
Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of June 27, 2015, which includes (i) an analysis of our financial condition compared to the prior fiscal year-end; (ii) an analysis of changes in our cash flows for the three-month period ended June 27, 2015 compared to the three-month period ended June 28, 2014; (iii) an analysis of our liquidity, including common stock repurchases, payments of dividends, our outstanding debt and covenant compliance, and the availability under our credit facilities and our commercial paper borrowing program; and (iv) any material changes in our contractual and other obligations since March 28, 2015.

•	Market risk management. This section discusses any significant changes in our risk exposures related to foreign currency exchange rates, interest rates, and our investments since March 28, 2015.

34

•
Critical accounting policies.    This section discusses any significant changes in our critical accounting policies since March 28, 2015. Critical accounting policies typically require significant judgment and estimation on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 3 of the Fiscal 2015 10-K.

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
We classify our businesses into three segments: Wholesale, Retail, and Licensing. Our Wholesale business, which represented approximately 46% of our Fiscal 2015 net revenues, consists of sales made principally to major department stores and specialty stores around the world. Our Retail business, which represented approximately 52% of our Fiscal 2015 net revenues, consists of sales made directly to consumers through our integrated retail channel, which includes our retail stores, concession-based shop-within-shops, and our e-commerce operations around the world. Our Licensing business, which represented approximately 2% of our Fiscal 2015 net revenues, consists of royalty-based arrangements under which we license to unrelated third parties for specified periods the right to operate retail stores and/or to use our various trademarks in connection with the manufacture and sale of designated products, such as certain apparel, eyewear, fragrances, and home furnishings. Approximately 37% of our Fiscal 2015 net revenues were earned outside of the U.S.
Our business is typically affected by seasonal trends, with higher levels of wholesale sales in our second and fourth fiscal quarters and higher retail sales in our second and third fiscal quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school, and holiday shopping periods impacting our Retail segment. In addition, fluctuations in net sales, operating income, and cash flows in any fiscal quarter may be affected by other events impacting retail sales, such as changes in weather patterns. Accordingly, our operating results and cash flows for the three-month period ended June 27, 2015 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2016.
Current Trends and Outlook
Although the global economy has shown signs of modest recovery, future expectations of growth reflect sustained uncertainty. Certain worldwide events, including political unrest, disease epidemic, monetary policy changes, and foreign exchange rate volatility in various parts of the world, as well as the recent debt crisis in Greece, have contributed to this uncertainty and continue to impact the global economy as a whole, as well as the world's stock markets. Adverse weather conditions in certain parts of the world, including the U.S., have also resulted in a challenging Spring/Summer selling season for many retailers. As a result of these factors, among others, several organizations that monitor the world’s economy, including the International Monetary Fund and the World Bank, have recently scaled back their predictions of economic growth for 2015. While certain geographic regions are withstanding these pressures better than others, the level of consumer travel and spending on discretionary items remains constrained due to the continued economic uncertainty. Consequently, consumer retail traffic remains relatively weak and inconsistent, which has led to increased competition and a desire to offset traffic declines with increased levels of conversion. Certain of our operations have experienced and have been impacted by these dynamics, with variations across the geographic regions and businesses in which we operate.
If the economic uncertainty and challenging industry trends continue or worsen, the constrained level of worldwide consumer spending and modified consumption behavior may continue to have a negative effect on our sales, inventory levels, and operating margin for the remainder of Fiscal 2016. Furthermore, our results have been, and are expected to continue to be, negatively impacted by unfavorable foreign exchange rate fluctuations. Despite these challenges, we remain optimistic about our future growth prospects and continue to invest in our longer-term growth initiatives, including our restructuring activities and transition to a global brand-based operating structure as described within "Recent Developments" below, while continually monitoring macroeconomic risks and remaining focused on disciplined expense management. Although we continue to expect that the dilutive effects of investments that we are making in our business will create operating margin pressure in the near-term, we expect that these initiatives will create longer-term shareholder value. We will continue to monitor these risks and evaluate and adjust our operating strategies and foreign currency and cost management opportunities to mitigate the related impact on our results of operations, while remaining focused on the long-term growth of our business and protecting the value of our brand.
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A — "Risk Factors" in our Fiscal 2015 10-K.
Summary of Financial Performance
Operating Results
During the three months ended June 27, 2015, we reported net revenues of $1.618 billion, net income of $64 million, and net income per diluted share of $0.73, as compared to net revenues of $1.708 billion, net income of $162 million, and net income per diluted share of $1.80 during the three months ended June 28, 2014. The comparability of our operating results has been affected by restructuring and non-cash charges incurred in connection with the Global Reorganization Plan (as defined within "Recent Developments" below) and unfavorable foreign currency effects, as discussed further below.
Our operating performance for the three months ended June 27, 2015 reflected a decline in net revenues of 5.3% on a reported basis and 0.4% on a constant currency basis, as defined within "Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition" below. On a reported basis, the decline in net revenues for the three months ended June 27, 2015 reflected lower net revenues from our wholesale and retail businesses, primarily driven by unfavorable foreign currency effects and a shift in the timing of certain shipments related to our domestic wholesale business. Our gross margin percentage declined 130 basis points to 59.7% during the three months ended June 27, 2015, primarily driven by unfavorable foreign currency effects. Selling, general, and administrative ("SG&A") expenses increased due to increased investments in our stores, facilities, and infrastructure consistent with our longer-term initiatives.
Net income declined by $98 million during the three months ended June 27, 2015 as compared to the three months ended June 28, 2014, primarily due to a $148 million decrease in operating income, partially offset by a $47 million decline in our provision for income taxes. The lower income tax provision for the three months ended June 27, 2015 was primarily driven by lower pretax income and a decline in our reported effective tax rate of 210 basis points. Net income per diluted share declined by $1.07 to $0.73 per share during the three months ended June 27, 2015, as compared to the three months ended June 28, 2014, primarily due to lower net income, partially offset by lower weighted-average diluted shares outstanding. Our operating results during the three months ended June 27, 2015 were also negatively impacted by $45 million of pretax restructuring and non-cash charges recorded in connection with the Global Reorganization Plan, which had an after-tax effect of reducing net income by $31 million, or approximately $0.36 per diluted share.
Financial Condition and Liquidity
We ended the first quarter of Fiscal 2016 in a net cash and investments position (cash and cash equivalents plus short-term and non-current investments, less total debt) of $707 million, as compared to $620 million as of the end of Fiscal 2015. The increase in our net cash and investments position at June 27, 2015 as compared to March 28, 2015 was primarily due to our operating cash flows of $332 million, partially offset by our use of cash to support Class A common stock repurchases of $169 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to invest in our business through $68 million in capital expenditures, and to make cash dividend payments of $43 million.
We generated $332 million of cash from operations during the three months ended June 27, 2015, compared to $415 million during the three months ended June 28, 2014. The decline in our operating cash flows primarily related to the decline in net income before non-cash charges, partially offset by a net favorable change related to our operating assets and liabilities during the three months ended June 27, 2015 as compared to the prior fiscal year period.
Our equity declined to $3.807 billion as of June 27, 2015 compared to $3.891 billion as of March 28, 2015, primarily attributable to our share repurchase activity and dividends declared, partially offset by our comprehensive income and the net impact of stock-based compensation arrangements during the three months ended June 27, 2015.

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
In connection with the Global Reorganization Plan, we expect to incur total estimated charges of $70 million to $100 million, comprised of restructuring charges totaling $55 million to $80 million, to be settled in cash, and non-cash charges totaling $15 million to $20 million. We anticipate that these restructuring and non-cash charges will be incurred over the course of Fiscal 2016, primarily during the first half of the year. Refer to Notes 8 and 9 to our accompanying unaudited financial statements for detailed discussions of the restructuring and non-cash charges recorded during the three-month period ended June 27, 2015.
Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition
The comparability of our operating results for the three-month periods ended June 27, 2015 and June 28, 2014 has been affected by certain events, including:

•
pretax asset impairment and restructuring charges recorded during the periods presented. A summary of the effect of these items on pretax income for each fiscal period is summarized below (references to "Notes" are to the notes to the accompanying unaudited interim consolidated financial statements):

	Three Months Ended
	June 27, 2015	June 28, 2014
	(millions)
Impairment of assets (see Note 8)	$(8)	$(1)
Restructuring charges (see Note 9)	(34)	(4)
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

RESULTS OF OPERATIONS
Three Months Ended June 27, 2015 Compared to Three Months Ended June 28, 2014
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	June 27, 2015	June 28, 2014	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$1,618	$1,708	$(90)	(5.3%)
Cost of goods sold(a)	(652)	(665)	13	(2.0%)
Gross profit	966	1,043	(77)	(7.4%)
Gross profit as % of net revenues	59.7%	61.0%		(130 bps)
Selling, general, and administrative expenses(a)	(822)	(788)	(34)	4.2%
SG&A expenses as % of net revenues	50.7%	46.1%		460 bps
Amortization of intangible assets	(6)	(6)	—	NM
Impairment of assets	(8)	(1)	(7)	NM
Restructuring charges	(34)	(4)	(30)	NM
Operating income	96	244	(148)	(60.5%)
Operating income as % of net revenues	6.0%	14.3%		(830 bps)
Foreign currency losses	(1)	(3)	2	(59.5%)
Interest expense	(4)	(4)	—	NM
Interest and other income, net	2	1	1	(7.2%)
Equity in losses of equity-method investees	(3)	(3)	—	NM
Income before provision for income taxes	90	235	(145)	(61.7%)
Provision for income taxes	(26)	(73)	47	(64.3%)
Effective tax rate(b)	29.0%	31.1%		(210 bps)
Net income	$64	$162	$(98)	(60.6%)
Net income per common share:
Basic	$0.74	$1.82	$(1.08)	(59.3%)
Diluted	$0.73	$1.80	$(1.07)	(59.4%)

(a)	Includes total depreciation expense of $68 million and $63 million for the three-month periods ended June 27, 2015 and June 28, 2014, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.
NM Not meaningful.
Net Revenues.    Net revenues decreased by $90 million, or 5.3%, to $1.618 billion for the three months ended June 27, 2015 from $1.708 billion for the three months ended June 28, 2014. On a constant currency basis, net revenues decreased by $6 million, or 0.4%.

Net revenues for our three business segments, as well as a discussion of the changes in each segment's net revenues from the comparable prior year period, are provided below:

	Three Months Ended			% Change
	June 27, 2015	June 28, 2014	$ Change	As Reported	Constant Currency
	(millions)
Net Revenues:
Wholesale	$642	$708	$(66)	(9.3%)	(5.7%)
Retail	935	960	(25)	(2.7%)	3.2%
Licensing	41	40	1	2.7%	6.0%
Total net revenues	$1,618	$1,708	$(90)	(5.3%)	(0.4%)
Wholesale net revenues — Net revenues decreased $66 million, or 9.3%, during the three months ended June 27, 2015 as compared to the three months ended June 28, 2014, including net unfavorable foreign currency effects of $26 million, primarily related to the weakening of the Euro against the U.S. Dollar. On a constant currency basis, net revenues declined by $40 million, or 5.7%.
The $66 million decline in Wholesale net revenues was driven by:

•
a $63 million net decrease related to our business in the Americas, reflecting lower sales across all of our major apparel and accessories businesses, largely driven by the acceleration in the timing of certain shipments which occurred during the fourth quarter of Fiscal 2015. The net decrease related to our business in the Americas also reflected net unfavorable foreign currency effects of $2 million due to the weakening of the Canadian Dollar against the U.S. Dollar; and

•
a $4 million net decrease related to our European business, primarily reflecting net unfavorable foreign currency effects of $22 million, partially offset by increased sales across all of our major apparel and accessories businesses. On a constant currency basis, net revenues related to our European business increased by $18 million, or 14.9%.

Retail net revenues — Net revenues decreased $25 million, or 2.7%, during the three months ended June 27, 2015 as compared to the three months ended June 28, 2014, including net unfavorable foreign currency effects of $57 million, primarily related to the weakening of the Euro and the Japanese Yen against the U.S. Dollar. On a constant currency basis, net revenues increased by $32 million, or 3.2%.
The $25 million decline in Retail net revenues was driven by:

•
a $62 million, or 8%, net decline in consolidated comparable store sales, including net unfavorable foreign currency effects of $46 million. Our total comparable store sales decreased by $16 million, or 2%, on a constant currency basis, primarily driven by lower sales from certain retail stores and concession shops, partially offset by an increase from our Ralph Lauren e-commerce operations. Comparable store sales related to our e-commerce operations was approximately flat on a reported basis and increased by approximately 2% on a constant currency basis over the related prior period, and had a favorable impact on our total comparable store sales of approximately flat up to 1% on both a reported and constant currency basis. Our consolidated comparable store sales excluding e-commerce declined between approximately 8% and 9% on a reported basis and declined between approximately 2% and 3% on a constant currency basis.

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

This decline was partially offset by:

•
a $37 million, or a 27%, net increase in non-comparable store sales, including net unfavorable foreign currency effects of $11 million. On a constant currency basis, non-comparable store sales increased by $48 million, or 34%, primarily driven by new global store openings and the expansion of our e-commerce operations within the past twelve months, which more than offset the impact of store closings.

Our global average store count increased by 76 stores and concession shops during the three months ended June 27, 2015 compared with the three months ended June 28, 2014, due to new global store openings, primarily in Asia, partially offset by store closures. The following table details our retail store and e-commerce presence as of the periods presented:

	June 27, 2015	June 28, 2014
Stores:
Freestanding stores	467	436
Concession shops	558	503
Total stores	1,025	939

E-commerce Sites:
North American sites(a)	3	3
European sites(b)	3	3
Asian sites(c)	4	3
Total e-commerce sites	10	9

(a)	Includes www.RalphLauren.com and www.ClubMonaco.com (servicing the U.S.) and www.ClubMonaco.ca (servicing Canada).

(b)
Includes www.RalphLauren.co.uk (servicing the United Kingdom), www.RalphLauren.fr (servicing Belgium, France, Italy, Luxembourg, the Netherlands, Portugal, and Spain), and www.RalphLauren.de (servicing Austria, Denmark, Estonia, Finland, Germany, Latvia, Slovakia, and Sweden).

(c)
Includes www.RalphLauren.co.jp (servicing Japan), www.RalphLauren.co.kr (servicing South Korea), www.RalphLauren.asia (servicing Hong Kong, Macau, Malaysia, and Singapore), and www.RalphLauren.com.au, which was launched during the third quarter of Fiscal 2015 (servicing Australia and New Zealand).

Licensing revenues — Net revenues increased $1 million, or 2.7%, during the three months ended June 27, 2015 as compared to the three months ended June 28, 2014, including net unfavorable foreign currency effects of $1 million, primarily related to the weakening of the Euro and the Japanese Yen against the U.S. Dollar. On a constant currency basis, net revenues increased by $2 million, or 6.0%.
Gross Profit.    Gross profit decreased by $77 million, or 7.4%, to $966 million for the three months ended June 27, 2015, from $1.043 billion for the three months ended June 28, 2014. Gross profit as a percentage of net revenues declined by 130 basis points to 59.7% for the three months ended June 27, 2015, from 61.0% for the three months ended June 28, 2014, primarily driven by unfavorable foreign currency effects. On a constant currency basis, gross profit as a percentage of net revenues for the three months ended June 27, 2015 was approximately flat to the comparable prior year period.
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
Selling, General, and Administrative Expenses.    SG&A expenses primarily include compensation and benefits, advertising and marketing, distribution, bad debt, information technology, facilities, legal, and other costs associated with finance and administration. SG&A expenses increased by $34 million, or 4.2%, to $822 million for the three months ended June 27, 2015, from $788 million for the three months ended June 28, 2014. This increase included a net favorable foreign currency effect of $40 million, primarily related to the weakening of the Euro and the Japanese Yen against the U.S. Dollar. SG&A expenses as a percentage of net revenues increased to 50.7% in the three months ended June 27, 2015, from 46.1% in the three months ended June 28, 2014. The 460 basis point increase was primarily due to operating deleverage on lower net revenues due in part to unfavorable foreign currency effects, as previously discussed, and an increase in operating expenses in support of the continued investment in our retail businesses (which typically carry higher operating expense margins); increased investments in our facilities and infrastructure; increased advertising and marketing costs; and investments in new business initiatives. These increases were partially offset by our operational discipline.
The $34 million net increase in SG&A expenses was driven by:

Three Months Ended June 27, 2015 Compared to Three Months Ended June 28, 2014
(millions)
SG&A expense category:
Compensation-related expenses(a)	$14
Consulting fees	12
Depreciation expense	5
Other	3
Total change in SG&A expenses	$34

(a)
Includes a $9 million increase in stock-based compensation expense, primarily related to the introduction of new vesting provisions for certain awards granted to retirement-eligible employees beginning in Fiscal 2016 (see Note 17 to the accompanying unaudited interim consolidated financial statements).

During the remainder of Fiscal 2016, we continue to expect a certain amount of operating expense deleverage due to foreign exchange rate volatility and continued investment in our long-term strategic growth initiatives, including expansion of the Polo-branded store concept around the world, retail store expansion, department store renovations, and continued investment in our infrastructure, partially offset by anticipated cost savings related to our transition to a global brand-based operating structure (see "Recent Developments").
Amortization of Intangible Assets.    Amortization of intangible assets remained flat at $6 million during the three-month periods ended June 27, 2015 and June 28, 2014.
Impairment of Assets. During the three months ended June 27, 2015, we recorded non-cash impairment charges of $8 million, primarily to write off certain fixed assets related to our domestic and international stores and shop-within-shops in connection with the Global Reorganization Plan. During the three months ended June 28, 2014, we recorded non-cash impairment charges of $1 million, primarily to write off certain fixed assets related to our European operations.
Restructuring Charges. During the three months ended June 27, 2015, we recorded restructuring charges of $34 million in connection with the Global Reorganization Plan, consisting of severance and benefit costs, lease termination and store closure costs, and other cash charges. During the three months ended June 28, 2014, we recorded restructuring charges of $4 million, primarily related to severance and benefit costs associated with our retail and wholesale operations (see Note 9 to the accompanying unaudited interim consolidated financial statements).
Operating Income.    Operating income decreased by $148 million, or 60.5%, to $96 million for the three months ended June 27, 2015, from $244 million for the three months ended June 28, 2014. This decrease included $45 million of restructuring and non-cash charges recorded in connection with the Global Reorganization Plan. Operating income as a percentage of net revenues declined 830 basis points to 6.0% for the three months ended June 27, 2015, from 14.3% for the three months ended June 28, 2014. The overall decline in operating income as a percentage of net revenues was primarily driven by the decrease in our gross profit margin and the increase in SG&A as a percentage of net revenues, both of which are inclusive of unfavorable foreign currency effects, as well as the increase in restructuring and non-cash impairment charges, all as previously discussed.

Operating income and margin for each of our three reportable segments are provided below:

	Three Months Ended
	June 27, 2015		June 28, 2014
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
Wholesale	$137	21.3%	$180	25.5%	$(43)	(420 bps)
Retail	110	11.8%	168	17.5%	(58)	(570 bps)
Licensing	36	88.6%	36	90.2%	—	(160 bps)
	283		384		(101)
Unallocated corporate expenses	(153)		(136)		(17)
Unallocated restructuring charges	(34)		(4)		(30)
Total operating income	$96	6.0%	$244	14.3%	$(148)	(830 bps)
Wholesale operating margin declined by 420 basis points, primarily attributable to the unfavorable impact of 370 basis points related to decreased profitability in our core wholesale businesses, primarily driven by an increase in SG&A as a percentage of net revenues and the impact of a more competitive retail environment. The remaining 50 basis point decline in Wholesale operating margin was due to non-cash charges recorded in connection with the Global Reorganization Plan.
Retail operating margin declined by 570 basis points, primarily attributable to the unfavorable impact of 290 basis points related to decreased profitability in our core retail businesses, primarily driven by an increase in SG&A as a percentage of net revenues, as well as an 80 basis point decline attributable to non-cash charges recorded in connection with the Global Reorganization Plan. The remaining decline in Retail operating margin was primarily attributable to net unfavorable foreign currency effects.
Licensing operating margin declined by 160 basis points, primarily due to an increase in SG&A as a percentage of net revenues.
Unallocated corporate expenses increased by $17 million, primarily due to higher compensation-related costs of $15 million, largely related to the introduction of new vesting provisions for certain stock-based compensation awards granted to retirement-eligible employees beginning in Fiscal 2016, as previously discussed, and higher consulting fees of $8 million. These increases were partially offset by a decline in other operating expenses of $6 million.
Unallocated restructuring charges increased by $30 million to $34 million during the three months ended June 27, 2015, from $4 million during the three months ended June 28, 2014, as previously described above and in Note 9 to the accompanying unaudited interim consolidated financial statements.
Non-operating Expense, net. Non-operating expense, net is comprised of foreign currency gains (losses), interest expense, interest and other income, net, and equity in losses from our joint venture, the Ralph Lauren Watch and Jewelry Company Sárl, which is accounted for under the equity method of accounting. Non-operating expense, net decreased by $3 million to $6 million for the three months ended June 27, 2015, compared to $9 million for the three months ended June 28, 2014. The decline in non-operating expense, net was largely driven by a net decrease in foreign currency losses, primarily related to gains recognized on forward foreign currency exchange contracts, partially offset by the revaluation and settlement of foreign currency-denominated intercompany receivables and payables attributable to the weakening of the Canadian Dollar and the Japanese Yen against the U.S. Dollar. Foreign currency gains (losses) do not result from the translation of the operating results of our foreign subsidiaries to U.S. Dollars.
Provision for Income Taxes.    The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes decreased by $47 million, or 64.3%, to $26 million for the three months ended June 27, 2015, from $73 million for the three months ended June 28, 2014. The decrease in the provision for income taxes was primarily due to the decline in pretax income, coupled with a decrease in our reported effective tax rate of 210 basis points, to 29.0% for the three months ended June 27, 2015, from 31.1% for the three months ended June 28, 2014. The lower effective tax rate for the three months ended June 27, 2015 was primarily due to income tax benefits resulting from the expiration of statutes of limitations, partially offset by the absence of tax benefits derived from the legal entity restructuring of certain of our foreign operations during Fiscal 2015 and additional tax reserves largely associated with the conclusion of a tax examination during the three months ended June 27, 2015. The effective tax rate differs from the statutory tax rate due to the effect of state and local taxes, tax rates in foreign jurisdictions, and certain nondeductible expenses. Our effective tax rate will change from period to period based on various factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.
Net Income.    Net income declined by $98 million, or 60.6%, to $64 million for the three months ended June 27, 2015, from $162 million for the three months ended June 28, 2014. The decline in net income was primarily due to the $148 million decrease in operating income, which is inclusive of unfavorable foreign currency effects, partially offset by the $47 million reduction in our provision for income taxes, as previously discussed. Our operating results during the three months ended June 27, 2015 were also negatively impacted by $45 million of pretax restructuring and non-cash charges recorded in connection with the Global Reorganization Plan, which had an after-tax effect of reducing net income by $31 million.
Net Income per Diluted Share.    Net income per diluted share declined by $1.07, or 59.4%, to $0.73 per share for the three months ended June 27, 2015, from $1.80 per share for the three months ended June 28, 2014. The decline was due to lower net income, as previously discussed, partially offset by lower weighted-average diluted shares outstanding during the three months ended June 27, 2015 driven by our share repurchases over the last twelve months. Net income per diluted share for the three months ended June 27, 2015 was negatively impacted by approximately $0.36 per share as a result of restructuring and non-cash charges recorded in connection with the Global Reorganization Plan.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of June 27, 2015 and March 28, 2015:

	June 27, 2015	March 28, 2015	$ Change
	(millions)
Cash and cash equivalents	$490	$500	$(10)
Short-term investments	661	644	17
Non-current investments(a)	8	8	—
Short-term debt	(155)	(234)	79
Long-term debt(b)	(297)	(298)	1
Net cash and investments(c)	$707	$620	$87
Equity	$3,807	$3,891	$(84)

(a)	Recorded within other non-current assets in our consolidated balance sheets.

(b)
During the first quarter of Fiscal 2016, we entered into an interest rate swap contract which we designated as a hedge against changes in the fair value of our fixed-rate Senior Notes (see Note 13 to the accompanying unaudited interim consolidated financial statements). Accordingly, the carrying value of the Senior Notes as of June 27, 2015 reflects an adjustment of $2 million for the change in fair value attributable to the benchmark interest rate. The carrying value of the Senior Notes is also net of unamortized debt issuance costs of $1 million and $2 million as of June 27, 2015 and March 28, 2015, respectively.

(c)	"Net cash and investments" is defined as cash and cash equivalents, plus short-term and non-current investments, less total debt.
The increase in our net cash and investments position at June 27, 2015 as compared to March 28, 2015 was primarily due to our operating cash flows of $332 million, partially offset by our use of cash to support Class A common stock repurchases of $169 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to invest in our business through $68 million in capital expenditures, and to make cash dividend payments of $43 million.

The decline in equity was primarily attributable to our share repurchase activity and dividends declared, partially offset by our comprehensive income and the net impact of stock-based compensation arrangements during the three months ended June 27, 2015.
Cash Flows
The following table details our cash flows for the three-month periods ended June 27, 2015 and June 28, 2014:

	Three Months Ended
	June 27, 2015	June 28, 2014	$ Change
	(millions)
Net cash provided by operating activities	$332	$415	$(83)
Net cash used in investing activities	(77)	(264)	187
Net cash used in financing activities	(275)	(238)	(37)
Effect of exchange rate changes on cash and cash equivalents	10	1	9
Net decrease in cash and cash equivalents	$(10)	$(86)	$76
Net Cash Provided by Operating Activities.    Net cash provided by operating activities decreased to $332 million during the three months ended June 27, 2015, as compared to $415 million during the three months ended June 28, 2014. The $83 million net decrease in cash provided by operating activities was primarily due to the decline in net income before non-cash charges, partially offset by a net favorable change related to our operating assets and liabilities. The net favorable change related to our operating assets and liabilities was largely driven by fluctuations associated with our non-current derivative instruments, partially offset by a net decline in our working capital. The net decline in our working capital was driven by a year-over-year increase in our inventory levels to support our new brands and new and expanded stores, and an unfavorable change in income tax receivables and payables due to the timing of tax payments. These decreases in our working capital were partially offset by favorable changes in our accounts receivable and accounts payable and accrued liabilities balances, primarily related to the timing of cash collections and payments, respectively.
Net Cash Used in Investing Activities.    Net cash used in investing activities was $77 million during the three months ended June 27, 2015, as compared to $264 million during the three months ended June 28, 2014. The $187 million net decrease in cash used in investing activities was primarily driven by:

•
a $171 million decline in cash used to purchase investments, less proceeds from sales and maturities of investments. During the three months ended June 27, 2015, we made net investment purchases of $4 million, as compared to net investment purchases of $175 million during the three months ended June 28, 2014; and

•
a $17 million decline in capital expenditures. During the three months ended June 27, 2015, we spent $68 million on capital expenditures, as compared to $85 million during the three months ended June 28, 2014. Our capital expenditures during the three months ended June 27, 2015 primarily related to our global retail store expansion, department store renovations, enhancements to our global information technology systems, and further development of our infrastructure.

Net Cash Used in Financing Activities.    Net cash used in financing activities was $275 million during the three months ended June 27, 2015, as compared to $238 million during the three months ended June 28, 2014. The $37 million net increase in cash used in financing activities was primarily driven by:

•	a $79 million increase in repayments of debt, less proceeds from debt issuances, related to our Commercial Paper Program (as defined within "Commercial Paper" below); and

•
a $3 million increase in cash used to pay dividends. During the three months ended June 27, 2015, we used $43 million to pay dividends, as compared to $40 million during the three months ended June 28, 2014.

The above increases in cash used in financing activities were partially offset by:

44

•
a $42 million decline in cash used to repurchase shares of our Class A common stock. During the three months ended June 27, 2015, we used $150 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $19 million in shares of Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our 1997 Long-Term Stock Incentive Plan, as amended (the "1997 Incentive Plan") and our Amended and Restated 2010 Long-Term Stock Incentive Plan (the "2010 Incentive Plan"). On a comparative basis, during the three months ended June 28, 2014, we used $180 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $31 million in shares of Class A common stock were surrendered or withheld for taxes.

Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, availability under our Global Credit Facility, Domestic Credit Facility, and Pan-Asia Credit Facilities (all as defined below), our Commercial Paper Program (as defined below), our available cash and cash equivalents and short-term investments, and other available financing options. As of June 27, 2015, we had $1.151 billion in cash, cash equivalents, and short-term investments, of which $1.111 billion were held by our subsidiaries domiciled outside the U.S. We are not dependent on foreign cash to fund our domestic operations and do not expect to repatriate these balances to meet our domestic cash needs. However, if our plans change and we choose to repatriate any funds to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.
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
As discussed in the "Debt and Covenant Compliance" section below, we had $155 million in commercial paper notes outstanding as of June 27, 2015. We had no borrowings outstanding under our Global Credit Facility, Domestic Credit Facility, or Pan-Asia Credit Facilities as of June 27, 2015.
We believe that our Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of June 27, 2015, there were nine financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 20%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Global Credit Facility, the Domestic Credit Facility, and the Pan-Asia Credit Facilities in the event of our election to draw funds in the foreseeable future.
Common Stock Repurchase Program
A summary of our repurchases of Class A common stock under our common stock repurchase program is presented below:

	Three Months Ended
	June 27, 2015	June 28, 2014
	(millions)
Cost of shares repurchased	$150	$180
Number of shares repurchased	1.1	1.2
As of June 27, 2015, the remaining availability under our Class A common stock repurchase program was approximately $430 million, reflecting the May 12, 2015 approval by our Board of Directors to expand the program by up to an additional $500 million of Class A common stock repurchases. Repurchases of shares of Class A common stock are subject to overall business and market conditions.

In addition, during each of the three-month periods ended June 27, 2015 and June 28, 2014, 0.2 million shares of Class A common stock, at a cost of $19 million and $31 million, respectively, were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under the 1997 Incentive Plan and the 2010 Incentive Plan.
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.
Dividends
Since 2003, we have maintained a regular quarterly cash dividend program on our common stock. On February 3, 2015, our Board of Directors approved an increase to the quarterly cash dividend on our common stock from $0.45 per share to $0.50 per share. The first quarter Fiscal 2016 dividend of $0.50 per share was declared on June 11, 2015, was payable to stockholders of record at the close of business on June 26, 2015, and was paid on July 10, 2015. Dividends paid amounted to $43 million and $40 million during the three-month periods ended June 27, 2015 and June 28, 2014, respectively.
We intend to continue to pay regular quarterly dividends on our outstanding common stock. However, any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on our results of operations, cash requirements, financial condition, and other factors that the Board of Directors may deem relevant.
Debt and Covenant Compliance
Senior Notes
In September 2013, we completed a registered public debt offering and issued $300 million aggregate principal amount of Senior Notes due September 26, 2018 at a price equal to 99.896% of their principal amount. The Senior Notes bear interest at a fixed rate of 2.125%, payable semi-annually. The proceeds from this offering were used for general corporate purposes, including repayment of the previously outstanding €209 million principal amount of 4.5% Euro-denominated notes, which matured on October 4, 2013.
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
Commercial Paper
In May 2014, we initiated a commercial paper borrowing program (the "Commercial Paper Program") that allowed us to issue up to $300 million of unsecured commercial paper notes through private placement using third-party broker-dealers. In May 2015, we initiated an expansion of the Commercial Paper Program to allow for a total issuance of up to $500 million of unsecured commercial paper notes.
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility, as defined below, and may be used to support our general working capital and corporate needs. Maturities of commercial paper notes vary, but cannot exceed 397 days from the date of issuance. Commercial paper notes issued under the Commercial Paper Program rank equally with our other forms of unsecured indebtedness. As of June 27, 2015, we had $155 million in borrowings outstanding under our Commercial Paper Program, with a weighted-average annual interest rate of 0.30% and a weighted-average remaining term of 21 days.
Revolving Credit Facilities
Global Credit Facility
In February 2015, we entered into an amended and restated credit facility that provides for a $500 million senior unsecured revolving line of credit through February 11, 2020 (the "Global Credit Facility") under terms and conditions substantially similar to those previously in effect. The Global Credit Facility is also used to support the issuance of letters of credit and the maintenance of the Commercial Paper Program. Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and other currencies, including Euros, Hong Kong Dollars, and Japanese Yen. We have the ability to expand our borrowing availability under the Global Credit Facility to $750 million, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit

Facility. As of June 27, 2015, there were no borrowings outstanding under the Global Credit Facility and we were contingently liable for $9 million of outstanding letters of credit.
The Global Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make certain investments. The Global Credit Facility also requires us to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the "leverage ratio") of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus eight times consolidated rent expense for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, and (iv) consolidated rent expense. As of June 27, 2015, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility.
Domestic Credit Facility
In August 2014, we entered into an uncommitted credit facility (the "Domestic Credit Facility") with Santander Bank, N.A. ("Santander"), which provides for a revolving line of credit up to $100 million through August 19, 2015. Borrowings under the Domestic Credit Facility are granted at the sole discretion of Santander, subject to availability of its funds, and bear interest at a rate equal to the London Interbank Offered Rate plus a spread determined by Santander at the time of borrowing. The Domestic Credit Facility does not contain any financial covenants. As of June 27, 2015, there were no borrowings outstanding under the Domestic Credit Facility.
Pan-Asia Credit Facilities
Certain of our subsidiaries in Asia have uncommitted credit facilities with regional branches of JPMorgan Chase (the "Banks") in China, Malaysia, South Korea, and Taiwan (the "Pan-Asia Credit Facilities"). These credit facilities are subject to annual renewal and may be used to fund general working capital and corporate needs of our operations in the respective countries. Our subsidiaries' borrowings under the Pan-Asia Credit Facilities are guaranteed by the parent company. The Pan-Asia Credit Facilities do not contain any financial covenants. As of June 27, 2015, the Pan-Asia Credit Facilities provided for revolving lines of credit of up to $32 million, granted at the sole discretion of the Banks, subject to availability of the Banks' funds and satisfaction of certain regulatory requirements. As of June 27, 2015, there were no borrowings outstanding under any of the Pan-Asia Credit Facilities.
Refer to Note 11 to the accompanying unaudited interim consolidated financial statements and Note 14 of the Fiscal 2015 10-K for detailed disclosure of the terms and conditions of our debt and credit facilities.
MARKET RISK MANAGEMENT
As discussed in Note 16 of the Fiscal 2015 10-K and Note 13 to the accompanying unaudited interim consolidated financial statements, we are exposed to a variety of risks, including changes in foreign currency exchange rates relating to certain anticipated cash flows from our international operations and possible declines in the value of reported net assets of certain of our foreign operations, as well as changes in the fair value of our fixed-rate debt relating to changes in interest rates. Consequently, at times, in the normal course of business, we employ established policies and procedures, including the use of derivative financial instruments, to manage such risks. We do not enter into derivative transactions for speculative or trading purposes.
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts will fail to meet their contractual obligations. To mitigate this counterparty credit risk, we have a policy of only entering into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. Our established policies and procedures for mitigating credit risk from derivative transactions include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties, when possible, to mitigate credit risk associated with our derivative instruments. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of June 27, 2015. However, we do have in aggregate approximately $48 million of derivative instruments in net asset positions with six creditworthy financial institutions.

Foreign Currency Risk Management
We manage our exposure to changes in foreign currency exchange rates through the use of forward foreign currency exchange contracts. Refer to Note 13 to the accompanying unaudited interim consolidated financial statements for a summary of the notional amounts and fair values of our forward foreign currency exchange contracts outstanding as of June 27, 2015.
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
Cross-Currency Swap Contract
During the first quarter of Fiscal 2016, we entered into a €280 million notional amount pay-floating rate, receive-floating rate cross-currency swap which we designated as a hedge of our net investment in certain of our European subsidiaries (the "Cross-Currency Swap"). The Cross-Currency Swap, which matures on September 26, 2018, swaps a USD-based variable interest rate based on the 3-month London Interbank Offered Rate ("LIBOR") plus a fixed spread for a Euro-based variable interest rate based on the 3-month Euro Interbank Offered Rate plus a fixed spread. As a result, the Cross-Currency Swap, in conjunction with the Interest Rate Swap (as defined below), economically converted our $300 million fixed-rate Senior Notes to a €280 million floating-rate Euro-denominated liability.
As of June 27, 2015, there have been no other significant changes in our foreign currency exposures, or in the types of derivative instruments used to hedge such exposures. See Note 3 to the accompanying unaudited interim consolidated financial statements for further discussion of our foreign currency exposures, and the types of derivative instruments used to hedge those exposures.
Interest Rate Risk Management
During the first quarter of Fiscal 2016, we entered into a pay-floating rate, receive-fixed rate interest rate swap contract which we designated as a hedge against changes in the fair value of our Senior Notes attributed to changes in the benchmark interest rate (the "Interest Rate Swap"). The Interest Rate Swap, which matures on September 26, 2018, has an aggregate notional amount of $300 million and swaps the 2.125% fixed interest rate on our Senior Notes for a variable interest rate based on the 3-month LIBOR plus a fixed spread.
Investment Risk Management
As of June 27, 2015, we had cash and cash equivalents on-hand of $490 million, consisting of deposits in interest bearing accounts and invested in money market funds and time deposits with original maturities of 90 days or less. Our other significant investments included $661 million of short-term investments, consisting of time deposits with original maturities greater than 90 days, and $40 million of restricted cash placed in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters.
We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed further below. Our investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in our investment policy. See Note 13 to the accompanying unaudited interim consolidated financial statements for further detail of the composition of our investment portfolio as of June 27, 2015.
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
CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are described in Note 3 of the Fiscal 2015 10-K. Our estimates are often based on complex judgments, assessments of probability, and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same set of facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the "Critical Accounting Policies" section of the MD&A in our Fiscal 2015 10-K.
There have been no significant changes in the application of our critical accounting policies since March 28, 2015.
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
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
The Company carried out an evaluation based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level as of June 27, 2015. Except as discussed below, there has been no change in the Company's internal control over financial reporting during the fiscal quarter ended June 27, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Global Operating and Financial Reporting System Implementation
We are in the process of implementing a global operating and financial reporting information technology system, SAP, as part of a multi-year plan to integrate and upgrade our systems and processes, which began during our fiscal year ended April 2, 2011 and will continue in phases over the next several years. We substantially completed the migration of our North America operations to SAP during Fiscal 2015, and we are currently in the process of executing the migration of our European operations to SAP, which is expected to be completed during the Company's fiscal year ending April 1, 2017.
As the phased implementation of this system occurs, we are experiencing certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect SAP to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve. For a discussion of risks related to the implementation of new systems, see Item 1A — "Risk Factors — Risks Related to Our Business — Risks and uncertainties associated with the implementation of information systems may negatively impact our business" in our Annual Report on Form 10-K for the fiscal year ended March 28, 2015.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Reference is made to the information disclosed under Item 3 — "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended March 28, 2015. The following is a summary of recent litigation developments.
Wathne Imports Litigation
On September 13, 2005, Wathne Imports, Ltd. ("Wathne"), our former domestic licensee for luggage and handbags, filed suit against us in the Supreme Court of the State of New York, County of New York, alleging, among other things, that we had breached a 1999 License Agreement and Design Services Agreement with Wathne and had engaged in deceptive trade practices, fraud, and negligent misrepresentation. The complaint originally sought, among other things, injunctive relief, compensatory damages in excess of $250 million, and punitive damages in excess of $750 million. Following a motion to dismiss, a motion for summary judgment, and several appeals, only two claims remained against us, both related to an alleged breach of the License Agreement: (i) whether we discontinued the "Polo Sport" trademark on handbags and luggage without providing a replacement mark; and (ii) whether we usurped Wathne's right to manufacture and sell certain high-end handbags under the "Ralph Lauren" trademark. Wathne sought damages of up to approximately $100 million, plus interest, for these remaining claims. The Court recently granted our motion to strike Wathne's jury demand, and that decision was affirmed on appeal. A bench trial began on July 29, 2015, and the remaining claims were subsequently settled on August 5, 2015. The settlement of this matter did not have a material adverse effect on our consolidated financial statements.
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
The Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2015 contains a detailed discussion of certain risk factors that could materially adversely affect the Company's business, operating results, and/or financial condition. There are no material changes to the risk factors previously disclosed, nor has the Company identified any previously undisclosed risks that could materially adversely affect the Company's business, operating results, and/or financial condition.

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
No shares of the Company's Class B common stock were converted into Class A common stock during the fiscal quarter ended June 27, 2015.

(b)	Not Applicable

(c)	Stock Repurchases
The following table sets forth the repurchases of shares of the Company's Class A common stock during the fiscal quarter ended June 27, 2015:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(a)
					(millions)
March 29, 2015 to April 25, 2015	1,738	(b)	$139.74	—	$80
April 26, 2015 to May 23, 2015	378,709		132.03	378,709	530
May 24, 2015 to June 27, 2015	897,766	(c)	133.04	748,878	430
	1,278,213			1,127,587

(a)
On May 12, 2015, the Company's Board of Directors approved an expansion of the program that allows it to repurchase up to an additional $500 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions.

(b)	Represents shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under the 2010 Long-Term Stock Incentive Plan.

(c)
Includes approximately 0.2 million shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under the incentive plans referenced above.

Item 5.	Other Information.
Amendments to the Code of Business Conduct and Ethics
On August 6, 2015, in connection with the Company's regular review of its corporate governance policies, the Company's Board of Directors approved amendments to the Company's Code of Business Conduct and Ethics (the "Code"). The amendments include, among other things, updated sections regarding the Company's existing process, procedures and compliance with respect to applicable competition, international trade, and whistleblower protection laws, and the Company's internal policies relating to data privacy, protection of intellectual property, and political activity.
The description of the amendments to the Code above is qualified in its entirety by reference to the full text of the Code, filed as Exhibit 14.1 to this Form 10-Q. The Company's Code, as amended, is also available on the Company's Investor Relations website, http://investor.ralphlauren.com.

Item 6.	Exhibits.

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-24733)).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Form 8-K filed August 16, 2011).
3.3	Third Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Form 8-K dated February 4, 2014).
10.1*	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2010 Long-Term Stock Incentive Plan†
12.1*	Computation of Ratio of Earnings to Fixed Charges.
14.1*	Code of Business Conduct and Ethics of the Company, as amended and restated on August 6, 2015.
31.1*	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 17 CFR 240.13a-14(a).
31.2*	Certification of Robert L. Madore, Senior Vice President and Chief Financial Officer, pursuant to 17 CFR 240.13a-14(a).
32.1*	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Robert L. Madore, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at June 27, 2015 and March 28, 2015, (ii) the Consolidated Statements of Income for the three-month periods ended June 27, 2015 and June 28, 2014, (iii) the Consolidated Statements of Comprehensive Income for the three-month periods ended June 27, 2015 and June 28, 2014, (iv) the Consolidated Statements of Cash Flows for the three-month periods ended June 27, 2015 and June 28, 2014, and (v) the Notes to the Consolidated Financial Statements.

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

Date: August 6, 2015

