Form 10-Q
period 2015-09-26
RALPH LAUREN CORP
filed 2015-11-05
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
At October 30, 2015, 58,813,247 shares of the registrant's Class A common stock, $.01 par value, and 25,881,276 shares of the registrant's Class B common stock, $.01 par value, were outstanding.

RALPH LAUREN CORPORATION
INDEX

		Page

PART I. FINANCIAL INFORMATION (Unaudited)
Item 1.	Financial Statements:
	Consolidated Balance Sheets	3
	Consolidated Statements of Income	4
	Consolidated Statements of Comprehensive Income	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	56
Item 4.	Controls and Procedures	57

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	58
Item 1A.	Risk Factors	58
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58
Item 6.	Exhibits	59
Signatures		61

EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101	INSTANCE DOCUMENT
EX-101	SCHEMA DOCUMENT
EX-101	CALCULATION LINKBASE DOCUMENT
EX-101	LABELS LINKBASE DOCUMENT
EX-101	PRESENTATION LINKBASE DOCUMENT
EX-101	DEFINITION LINKBASE DOCUMENT

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 26, 2015	March 28, 2015
	(millions) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$380	$500
Short-term investments	746	644
Accounts receivable, net of allowances of $259 million and $251 million	594	655
Inventories	1,380	1,042
Income tax receivable	65	57
Deferred tax assets	147	145
Prepaid expenses and other current assets	268	281
Total current assets	3,580	3,324
Property and equipment, net	1,519	1,436
Deferred tax assets	43	45
Goodwill	906	903
Intangible assets, net	255	267
Other non-current assets	140	131
Total assets	$6,443	$6,106
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$130	$234
Accounts payable	206	210
Income tax payable	16	27
Accrued expenses and other current liabilities	926	715
Total current liabilities	1,278	1,186
Long-term debt	597	298
Non-current liability for unrecognized tax benefits	90	116
Other non-current liabilities	667	615
Commitments and contingencies (Note 14)
Total liabilities	2,632	2,215
Equity:
Class A common stock, par value $.01 per share; 100.8 million and 100.0 million shares issued; 58.8 million and 60.4 million shares outstanding	1	1
Class B common stock, par value $.01 per share; 25.9 million shares issued and outstanding	—	—
Additional paid-in-capital	2,199	2,117
Retained earnings	5,926	5,787
Treasury stock, Class A, at cost; 42.0 million and 39.6 million shares	(4,148)	(3,849)
Accumulated other comprehensive loss	(167)	(165)
Total equity	3,811	3,891
Total liabilities and equity	$6,443	$6,106
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(millions, except per share data) (unaudited)
Net sales	$1,923	$1,949	$3,500	$3,617
Licensing revenue	47	45	88	85
Net revenues	1,970	1,994	3,588	3,702
Cost of goods sold(a)	(857)	(862)	(1,509)	(1,527)
Gross profit	1,113	1,132	2,079	2,175
Selling, general, and administrative expenses(a)	(839)	(836)	(1,661)	(1,624)
Amortization of intangible assets	(6)	(7)	(12)	(13)
Impairment of assets	(7)	(1)	(15)	(2)
Restructuring and other charges	(31)	(2)	(65)	(6)
Total other operating expenses, net	(883)	(846)	(1,753)	(1,645)
Operating income	230	286	326	530
Foreign currency losses	(5)	(3)	(6)	(6)
Interest expense	(4)	(5)	(8)	(9)
Interest and other income, net	1	3	3	4
Equity in losses of equity-method investees	(3)	(3)	(6)	(6)
Income before provision for income taxes	219	278	309	513
Provision for income taxes	(59)	(77)	(85)	(150)
Net income	$160	$201	$224	$363
Net income per common share:
Basic	$1.87	$2.27	$2.60	$4.09
Diluted	$1.86	$2.25	$2.58	$4.05
Weighted average common shares outstanding:
Basic	85.6	88.4	86.1	88.7
Diluted	86.0	89.2	86.8	89.7
Dividends declared per share	$0.50	$0.45	$1.00	$0.90
(a) Includes total depreciation expense of:	$(71)	$(65)	$(139)	$(128)

See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(millions) (unaudited)
Net income	$160	$201	$224	$363
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	(6)	(97)	13	(100)
Net gains (losses) on cash flow hedges	(8)	23	(16)	25
Net gains on defined benefit plans	1	1	1	1
Other comprehensive loss, net of tax	(13)	(73)	(2)	(74)
Total comprehensive income	$147	$128	$222	$289

See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 26, 2015	September 27, 2014
	(millions) (unaudited)
Cash flows from operating activities:
Net income	$224	$363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	151	141
Deferred income tax benefit	(38)	(9)
Equity in losses of equity-method investees	6	6
Non-cash stock-based compensation expense	54	42
Non-cash impairment of assets	15	2
Excess tax benefits from stock-based compensation arrangements	(7)	(5)
Other non-cash charges, net	4	2
Changes in operating assets and liabilities:
Accounts receivable	59	(63)
Inventories	(339)	(295)
Prepaid expenses and other current assets	24	(21)
Accounts payable and accrued liabilities	207	104
Income tax receivables and payables	(30)	1
Deferred income	(10)	(9)
Other balance sheet changes, net	46	16
Net cash provided by operating activities	366	275
Cash flows from investing activities:
Capital expenditures	(202)	(176)
Purchases of investments	(607)	(793)
Proceeds from sales and maturities of investments	515	532
Acquisitions and ventures	(12)	(3)
Change in restricted cash deposits	(5)	—
Net cash used in investing activities	(311)	(440)
Cash flows from financing activities:
Proceeds from issuance of short-term debt	2,568	530
Repayments of short-term debt	(2,672)	(320)
Proceeds from issuance of long-term debt	299	—
Payments of capital lease obligations	(12)	(13)
Payments of dividends	(86)	(79)
Repurchases of common stock, including shares surrendered for tax withholdings	(299)	(281)
Proceeds from exercises of stock options	21	33
Excess tax benefits from stock-based compensation arrangements	7	5
Other financing activities	(2)	—
Net cash used in financing activities	(176)	(125)
Effect of exchange rate changes on cash and cash equivalents	1	(24)
Net decrease in cash and cash equivalents	(120)	(314)
Cash and cash equivalents at beginning of period	500	797
Cash and cash equivalents at end of period	$380	$483

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
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2016 will end on April 2, 2016 and will be a 53-week period ("Fiscal 2016"). Fiscal year 2015 ended on March 28, 2015 and was a 52-week period ("Fiscal 2015"). The second quarter of Fiscal 2016 ended on September 26, 2015 and was a 13-week period. The second quarter of Fiscal 2015 ended on September 27, 2014 and was also a 13-week period.

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
Seasonality of Business
The Company's business is typically affected by seasonal trends, with higher levels of wholesale sales in its second and fourth fiscal quarters and higher retail sales in its second and third fiscal quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school, and holiday shopping periods impacting the Retail segment. In addition, fluctuations in sales, operating income, and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, the Company's operating results and cash flows for the three-month and six-month periods ended September 26, 2015 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2016.

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
Shipping and Handling Costs
The costs associated with shipping goods to customers are reflected as a component of selling, general, and administrative ("SG&A") expenses in the consolidated statements of income. Shipping costs were approximately $10 million and $19 million during the three-month and six-month periods ended September 26, 2015, respectively, and $10 million and $19 million during the three-month and six-month periods ended September 27, 2014, respectively. The costs of preparing merchandise for sale, such as picking, packing, warehousing, and order charges ("handling costs") are also included in SG&A expenses. Handling costs were approximately $44 million and $85 million during the three-month and six-month periods ended September 26, 2015, respectively, and $45 million and $87 million during the three-month and six-month periods ended September 27, 2014, respectively. Shipping and handling costs billed to customers are included in revenue.
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
The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to shares used to calculate diluted net income per common share as follows:

	Three Months Ended		Six Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(millions)
Basic shares	85.6	88.4	86.1	88.7
Dilutive effect of stock options, restricted stock, and RSUs	0.4	0.8	0.7	1.0
Diluted shares	86.0	89.2	86.8	89.7
All earnings per share amounts have been calculated using unrounded numbers. Options to purchase shares of the Company's Class A common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding RSUs that are issuable only upon the achievement of certain service and/or performance goals. Performance-based RSUs are included in the computation of diluted shares only to the extent that the underlying performance conditions (and any applicable market condition modifiers) (i) have been satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of September 26, 2015 and September 27, 2014, there were approximately 2.8 million and 2.0 million, respectively, additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based RSUs, which were excluded from the diluted share calculations.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
A rollforward of the activity in the Company's reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented below:

	Three Months Ended		Six Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(millions)
Beginning reserve balance	$210	$245	$240	$254
Amount charged against revenue to increase reserve	239	212	389	369
Amount credited against customer accounts to decrease reserve	(203)	(167)	(384)	(332)
Foreign currency translation	—	(6)	1	(7)
Ending reserve balance	$246	$284	$246	$284
An allowance for doubtful accounts is determined through analysis of periodic aging of accounts receivable, assessments of collectability based on an evaluation of historical and anticipated trends, the financial condition of the Company's customers, and an evaluation of the impact of economic conditions, among other factors. The Company's allowance for doubtful accounts was $13 million and $11 million as of September 26, 2015 and March 28, 2015, respectively. The change in the allowance for doubtful accounts was not material during the three-month and six-month periods ended September 26, 2015 and September 27, 2014.
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department and specialty stores around the world, and extends credit based on an evaluation of each customer's financial capacity and condition, usually without requiring collateral. In the Company's wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2015, the Company's sales to its largest wholesale customer, Macy's, Inc. ("Macy's"), accounted for approximately 12% of its total net revenues, and the Company's sales to its three largest wholesale customers (including Macy's) accounted for approximately 24% of total net revenues. As of September 26, 2015, these three key wholesale customers constituted approximately 36% of total gross accounts receivable.
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
Undesignated Hedges
All of the Company's undesignated hedges are entered into to hedge specific economic risks, particularly foreign currency exchange rate risk related to foreign currency-denominated balances. Changes in the fair value of undesignated derivative instruments are immediately recognized in earnings within foreign currency gains (losses).
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
In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers — Deferral of the Effective Date," which deferred the effective date of ASU 2014-09 by one year. Accordingly, ASU 2014-09 is effective for the Company beginning in its fiscal year 2019. ASU 2014-09 may be applied retrospectively to all prior periods presented or through a cumulative adjustment to the opening retained earnings balance in the year of adoption. The Company is currently in the process of evaluating the impact that ASU 2014-09 will have on its consolidated financial statements and related disclosures.
Proposed Amendments to Current Accounting Standards
The FASB is currently working on amendments to existing accounting standards governing a number of areas including, but not limited to, accounting for leases. In May 2013, the FASB issued an exposure draft, "Leases" (the "Exposure Draft"), which would replace the existing guidance in Accounting Standards Codification ("ASC") Topic 840, "Leases." Under the Exposure Draft, among other changes in practice, a lessee's rights and obligations under most leases, including existing and new arrangements, would be recognized as assets and liabilities on the balance sheet. The comment period for the Exposure Draft ended in September 2013 and the FASB has now substantially completed its redeliberations on certain portions of the proposal. If and when effective, this proposed standard will likely have a significant impact on the Company's consolidated financial statements. However, as the standard-setting process is still ongoing, the Company is currently unable to determine the impact that this proposed change in accounting would have on its consolidated financial statements.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Inventories
Inventories consist of the following:

	September 26, 2015	March 28, 2015	September 27, 2014
	(millions)
Raw materials	$2	$3	$2
Work-in-process	2	2	2
Finished goods	1,376	1,037	1,288
Total inventories	$1,380	$1,042	$1,292

6.	Property and Equipment
Property and equipment, net consists of the following:

	September 26, 2015	March 28, 2015
	(millions)
Land and improvements	$17	$17
Buildings and improvements	454	409
Furniture and fixtures	704	686
Machinery and equipment	324	317
Capitalized software	438	402
Leasehold improvements	1,215	1,185
Construction in progress	147	99
	3,299	3,115
Less: accumulated depreciation	(1,780)	(1,679)
Property and equipment, net	$1,519	$1,436

7.	Other Assets and Liabilities
Prepaid expenses and other current assets consist of the following:

	September 26, 2015	March 28, 2015
	(millions)
Other taxes receivable	$101	$93
Prepaid rent expense	36	31
Derivative financial instruments	28	65
Tenant allowances receivable	15	14
Prepaid samples	14	12
Restricted cash	11	2
Prepaid advertising and marketing	5	7
Other prepaid expenses and current assets	58	57
Total prepaid expenses and other current assets	$268	$281

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other non-current assets consist of the following:

	September 26, 2015	March 28, 2015
	(millions)
Restricted cash	$33	$36
Security deposits	32	28
Derivative financial instruments	25	22
Other non-current assets	50	45
Total other non-current assets	$140	$131
Accrued expenses and other current liabilities consist of the following:

	September 26, 2015	March 28, 2015
	(millions)
Accrued operating expenses	$203	$183
Accrued inventory	186	75
Accrued payroll and benefits	146	162
Other taxes payable	133	108
Accrued capital expenditures	99	62
Dividends payable	42	43
Deferred income	39	38
Restructuring reserve	36	5
Capital lease obligations	20	19
Other accrued expenses and current liabilities	22	20
Total accrued expenses and other current liabilities	$926	$715
Other non-current liabilities consist of the following:

	September 26, 2015	March 28, 2015
	(millions)
Capital lease obligations	$274	$238
Deferred rent obligations	229	219
Deferred tax liabilities	87	87
Derivative financial instruments	14	1
Deferred income	10	20
Deferred compensation	9	9
Other non-current liabilities	44	41
Total other non-current liabilities	$667	$615

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Impairment of Assets
During the six months ended September 26, 2015, the Company recorded non-cash impairment charges of $15 million, primarily to write off certain fixed assets related to its domestic and international stores and shop-within-shops in connection with the Global Reorganization Plan (see Note 9).
During the six months ended September 27, 2014, the Company recorded non-cash impairment charges of $2 million, primarily to write off certain fixed assets related to its European operations and domestic retail stores.

9.	Restructuring and Other Charges
A description of significant restructuring and other activities and related costs is included below.
Fiscal 2016
Global Reorganization Plan
On May 12, 2015, the Company's Board of Directors approved a reorganization and restructuring plan comprised of the following major actions: (i) the reorganization of the Company from its current channel and regional structure to an integrated global brand-based operating structure, which will streamline the Company's business processes to better align its cost structure with its long-term growth strategy; (ii) a strategic store and shop-within-shop performance review conducted by region and brand; (iii) a targeted corporate functional area review; and (iv) the consolidation of certain of the Company's luxury lines (collectively, the "Global Reorganization Plan"). The Global Reorganization Plan will result in a reduction in workforce and, once the performance review is complete, the closure of certain stores and shop-within-shops. The Global Reorganization Plan is expected to be substantially implemented by the beginning of Fiscal 2017.
The Company expects to incur total estimated charges of approximately $120 million to $150 million in connection with the Global Reorganization Plan, comprised of restructuring charges totaling approximately $85 million to $100 million, to be settled in cash, and non-cash charges totaling approximately $35 million to $50 million.
A summary of the restructuring and non-cash charges recorded in connection with the Global Reorganization Plan for the three-month and six-month periods ended September 26, 2015 is as follows:

	September 26, 2015
	Three Months Ended	Six Months Ended
	(millions)
Restructuring charges:
Severance and benefit costs	$6	$38
Lease termination and store closure costs	6	7
Other cash charges(a)	7	8
Total restructuring charges	19	53
Non-cash charges:
Impairment of assets (see Note 8)	7	15
Inventory-related charges(b)	—	3
Total non-cash charges	7	18
Total restructuring and non-cash charges	$26	$71

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)	Other cash charges primarily consisted of consulting fees recorded in connection with the Global Reorganization Plan.

(b)	Inventory-related charges are recorded within cost of goods sold in the unaudited interim consolidated statements of income.
A summary of the activity in the restructuring reserve related to the Global Reorganization Plan is as follows:

	Severance and Benefit Costs	Lease Termination and Store Closure Costs	Other Cash Charges	Total
	(millions)
Balance at March 28, 2015	$—	$—	$—	$—
Additions charged to expense	38	7	8	53
Cash payments charged against reserve	(16)	(1)	(3)	(20)
Non-cash adjustments	—	1	—	1
Balance at September 26, 2015	$22	$7	$5	$34
Other Charges
During the three months ended September 26, 2015, the Company recorded other charges of $12 million primarily related to the settlement of certain litigation claims.
Fiscal 2015
During Fiscal 2015, the Company recorded restructuring charges of $10 million, $6 million of which were recorded during the six months ended September 27, 2014. These charges were primarily related to severance and benefit costs associated with certain of its retail, wholesale, and corporate operations. At March 28, 2015, the restructuring reserve related to these charges was $5 million, which was reduced by payments to $2 million at September 26, 2015.

10.	Income Taxes
Effective Tax Rate
The Company's effective tax rate, which is calculated by dividing each fiscal period's provision for income taxes by pretax income, was 27.1% and 27.8% during the three-month periods ended September 26, 2015 and September 27, 2014, respectively, and 27.6% and 29.3% during the six-month periods ended September 26, 2015 and September 27, 2014, respectively. The effective tax rates in the periods presented were lower than the U.S. federal statutory income tax rate of 35% principally as a result of the proportion of earnings generated in lower taxed foreign jurisdictions versus the U.S. In addition, the effective tax rate for the six months ended September 26, 2015 was favorably impacted by the reversal of certain tax liabilities due to the expiration of statutes of limitations and a change in estimate related to the assessment period of certain tax liabilities. The effective tax rate for the six months ended September 27, 2014 was also favorably impacted from the legal entity restructuring of certain of the Company’s foreign operations during Fiscal 2015, partially offset by additional tax reserves associated with the conclusion of tax examinations.
During the three months ended September 26, 2015, the Company concluded, with the assistance of a third-party consultant, that based on recent audit settlements and taxpayer audit trends, the assessment period associated with certain tax liabilities established under ASC Topic 740, "Income Taxes," should be reduced. This change is considered a change in estimate for accounting purposes and is reflected in the current period. This change lowered the Company's provision for income taxes by $8 million, including interest and penalties, and net of deferred tax asset reversals, and increased basic and diluted earnings per share by $0.09 for each of the three-month and six-month periods ended September 26, 2015.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Uncertain Income Tax Benefits
The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. The total amount of unrecognized tax benefits, including interest and penalties, was $90 million and $116 million as of September 26, 2015 and March 28, 2015, respectively, and is included within non-current liability for unrecognized tax benefits in the consolidated balance sheets. The reduction in unrecognized tax benefits, including interest and penalties, primarily related to the reversal of tax liabilities of $11 million and $9 million due to the change in estimate previously discussed and the expiration of statutes of limitations, respectively, as well as tax audit settlements of $8 million, partially offset by additional tax liabilities largely associated with the conclusion of a tax examination.
The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $66 million and $85 million as of September 26, 2015 and March 28, 2015, respectively.
Future Changes in Unrecognized Tax Benefits
The total amount of unrecognized tax benefits relating to the Company's tax positions is subject to change based on future events including, but not limited to, settlements of ongoing tax audits and assessments and the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits, excluding interest and penalties, could potentially be reduced by approximately $11 million during the next 12 months. However, changes in the occurrence, expected outcomes, and timing of such events could cause the Company's current estimate to change materially in the future.
The Company files a consolidated U.S. federal income tax return, as well as tax returns in various state, local, and foreign jurisdictions. The Company is generally no longer subject to examinations by the relevant tax authorities for years prior to its fiscal year ended March 31, 2007.

11.	Debt
Debt consists of the following:

	September 26, 2015	March 28, 2015
	(millions)
$300 million 2.125% Senior Notes(a)	$300	$298
$300 million 2.625% Senior Notes(b)	297	—
Commercial paper notes	130	234
Total debt	727	532
Less: short-term debt	130	234
Total long-term debt	$597	$298

(a)
During the first quarter of Fiscal 2016, the Company entered into an interest rate swap contract which it designated as a hedge against changes in the fair value of its fixed-rate 2.125% Senior Notes (see Note 13). Accordingly, the carrying value of the 2.125% Senior Notes as of September 26, 2015 reflects an adjustment of $1 million for the change in fair value attributable to the benchmark interest rate. The carrying value of the 2.125% Senior Notes is also net of unamortized debt issuance costs and discount of $1 million and $2 million as of September 26, 2015 and March 28, 2015, respectively.

(b)	The carrying value of the 2.625% Senior Notes is net of unamortized debt issuance costs and discount of $3 million as of September 26, 2015.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior Notes
In September 2013, the Company completed a registered public debt offering and issued $300 million aggregate principal amount of unsecured senior notes due September 26, 2018, which bear interest at a fixed rate of 2.125%, payable semi-annually (the "2.125% Senior Notes"). The 2.125% Senior Notes were issued at a price equal to 99.896% of their principal amount. The proceeds from this offering were used for general corporate purposes, including repayment of the Company's previously outstanding €209 million principal amount of 4.5% Euro-denominated notes, which matured on October 4, 2013.
In August 2015, the Company completed a second registered public debt offering and issued an additional $300 million aggregate principal amount of unsecured senior notes due August 18, 2020, which bear interest at a fixed rate of 2.625%, payable semi-annually (the "2.625% Senior Notes"). The 2.625% Senior Notes were issued at a price equal to 99.795% of their principal amount. The proceeds from this offering were used for general corporate purposes.
The Company has the option to redeem the 2.125% Senior Notes and 2.625% Senior Notes (collectively, the "Senior Notes"), in whole or in part, at any time at a price equal to accrued and unpaid interest on the redemption date, plus the greater of (i) 100% of the principal amount of the series of Senior Notes to be redeemed or (ii) the sum of the present value of Remaining Scheduled Payments, as defined in the supplemental indentures governing such Senior Notes (together with the indenture governing the Senior Notes, the "Indenture"). The Indenture contains certain covenants that restrict the Company's ability, subject to specified exceptions, to incur certain liens; enter into sale and leaseback transactions; consolidate or merge with another party; or sell, lease, or convey all or substantially all of the Company's property or assets to another party. However, the Indenture does not contain any financial covenants.
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
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility, as defined below, and may be used to support the Company's general working capital and corporate needs. Maturities of commercial paper notes vary, but cannot exceed 397 days from the date of issuance. Commercial paper notes issued under the Commercial Paper Program rank equally with the Company's other forms of unsecured indebtedness. As of September 26, 2015, the Company had $130 million in borrowings outstanding under its Commercial Paper Program, with a weighted-average annual interest rate of 0.22% and a weighted-average remaining term of 20 days.
Revolving Credit Facilities
Global Credit Facility
In February 2015, the Company entered into an amended and restated credit facility that provides for a $500 million senior unsecured revolving line of credit through February 11, 2020 (the "Global Credit Facility") under terms and conditions substantially similar to those previously in effect. The Global Credit Facility is also used to support the issuance of letters of credit and the maintenance of the Commercial Paper Program. Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and other currencies, including Euros, Hong Kong Dollars, and Japanese Yen. The Company has the ability to expand its borrowing availability under the Global Credit Facility to $750 million, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. As of September 26, 2015, there were no borrowings outstanding under the Global Credit Facility and the Company was contingently liable for $9 million of outstanding letters of credit.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Global Credit Facility contains a number of covenants that, among other things, restrict the Company's ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make certain investments. The Global Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the "leverage ratio") of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus eight times consolidated rent expense for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, and (iv) consolidated rent expense. As of September 26, 2015, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company's Global Credit Facility.
Pan-Asia Credit Facilities
Certain of the Company's subsidiaries in Asia have uncommitted credit facilities with regional branches of JPMorgan Chase (the "Banks") in China, Malaysia, South Korea, and Taiwan (the "Pan-Asia Credit Facilities"). These credit facilities are subject to annual renewal and may be used to fund general working capital and corporate needs of the Company's operations in the respective countries. Borrowings under the Pan-Asia Credit Facilities are guaranteed by the parent company and are granted at the sole discretion of the Banks, subject to availability of the Banks' funds and satisfaction of certain regulatory requirements. The Pan-Asia Credit Facilities do not contain any financial covenants. The Company's Pan-Asia Credit Facilities by country are as follows:

•
China Credit Facility — provides Ralph Lauren Trading (Shanghai) Co., Ltd. with a revolving line of credit of up to 100 million Chinese Renminbi (approximately $16 million) through April 7, 2016, and may also be used to support bank guarantees. As of September 26, 2015, bank guarantees supported by this facility were not material.

•	Malaysia Credit Facility — provided Ralph Lauren (Malaysia) Sdn Bhd with a revolving line of credit of up to 16 million Malaysian Ringgit (approximately $4 million) through September 30, 2015.

•	South Korea Credit Facility — provides Ralph Lauren (Korea) Ltd. with a revolving line of credit of up to 11 billion South Korean Won (approximately $9 million) through October 31, 2016.

•
Taiwan Credit Facility — provided Ralph Lauren (Hong Kong) Retail Company Ltd., Taiwan Branch with a revolving line of credit of up to 59 million New Taiwan Dollars (approximately $2 million) through October 15, 2015.

As of September 26, 2015, there were no borrowings outstanding under any of the Pan-Asia Credit Facilities.
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

•
Level 2 — inputs to the valuation methodology based on quoted prices for similar assets or liabilities in active markets for substantially the full term of the financial instrument; quoted prices for identical or similar instruments in markets that are not active for substantially the full term of the financial instrument; and model-derived valuations whose inputs or significant value drivers are observable.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.
The following table summarizes the Company's financial assets and liabilities that are measured and recorded at fair value on a recurring basis, excluding accrued interest components:

	September 26, 2015	March 28, 2015
	(millions)
Financial assets recorded at fair value:
Corporate bonds — non-U.S.(a)	$8	$8
Derivative financial instruments(b)	53	87
Total	$61	$95
Financial liabilities recorded at fair value:
Derivative financial instruments(b)	$24	$19
Total	$24	$19

(a)	Based on Level 1 measurements.

(b)	Based on Level 2 measurements.
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
The Company's debt instruments are recorded at their carrying values in its consolidated balance sheets, which may differ from their respective fair values. The fair value of the Senior Notes is estimated based on external pricing data, including available quoted market prices, and with reference to comparable debt instruments with similar interest rates, credit ratings, and trading frequency, among other factors. The fair value of the Company's commercial paper notes is estimated using external pricing data, based on interest rates and credit ratings for similar issuances with the same remaining term as the Company's outstanding borrowings. Due to their short-term nature, the fair value of commercial paper notes outstanding at September 26, 2015 approximates their carrying value.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the carrying values and the estimated fair values of the Company's debt instruments:

	September 26, 2015			March 28, 2015
	Carrying Value		Fair Value(a)	Carrying Value		Fair Value(a)
	(millions)
$300 million 2.125% Senior Notes	$300	(b)	$303	$298	(b)	$304
$300 million 2.625% Senior Notes	297	(b)	303	—		—
Commercial paper notes	130		130	234		234

(a)	Based on Level 2 measurements.

(b)	See Note 11 for discussion of the carrying values of the Company's Senior Notes as of September 26, 2015 and March 28, 2015.
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
During the three-month and six-month periods ended September 26, 2015 and September 27, 2014, the Company recorded non-cash impairment charges to reduce the carrying values of certain long-lived store and shop-within-shop assets to their fair values. The fair values of these assets were determined based on Level 3 measurements. Inputs to these fair value measurements included estimates of the amount and timing of the stores' or shop-within-shops' net future discounted cash flows based on historical experience, current trends, and market conditions.
The following table summarizes the impairment charges recorded during the three-month and six-month periods ended September 26, 2015 and September 27, 2014:

	Three Months Ended		Six Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(millions)
Aggregate carrying value of long-lived assets written down to fair value	$7	$1	$15	$2
Impairment charges (see Note 8)	(7)	(1)	(15)	(2)
No goodwill impairment charges were recorded during either of the six-month periods ended September 26, 2015 or September 27, 2014. The Company performed its annual goodwill impairment assessment using a qualitative approach as of the beginning of the second quarter of Fiscal 2016. In performing the assessment, the Company identified and considered the significance of relevant key factors, events, and circumstances that affected the fair values and/or carrying amounts of its reporting units. These factors included external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as the Company's actual and planned financial performance. Additionally, the results of the Company's most recent quantitative goodwill impairment test indicated that the fair values of its reporting units significantly exceeded their respective carrying values. Based on the results of its qualitative goodwill impairment assessment, the Company concluded that it is not more likely than not that the fair values of its reporting units are less than their respective carrying values, and there were no reporting units at risk of impairment.

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
The following table summarizes the Company's outstanding derivative instruments on a gross basis as recorded in its consolidated balance sheets as of September 26, 2015 and March 28, 2015:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	September 26, 2015	March 28, 2015	September 26, 2015		March 28, 2015		September 26, 2015		March 28, 2015
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Inventory purchases	$542	$587	PP	$24	PP	$49	AE	$4	AE	$9
FC — Other(c)	111	118	PP	2	PP	5	AE	1	AE	1
IRS — 2.125% Senior Notes	300	—	ONCA	1	—	—	—	—	—	—
CCS — NI	314	—	—	—	—	—	ONCL	13	—	—
Total Designated Hedges	$1,267	$705		$27		$54		$18		$10
Undesignated Hedges:
FC — Other(d)	$678	$464	(e)	$26	(f)	$33	(g)	$6	(h)	$9
Total Hedges	$1,945	$1,169		$53		$87		$24		$19

(a)	FC = Forward foreign currency exchange contracts; IRS = Interest rate swap contract; CCS = Cross-currency swap contract; NI = Net investment hedge.

(b)	PP = Prepaid expenses and other current assets; AE = Accrued expenses and other current liabilities; ONCA = Other non-current assets; ONCL = Other non-current liabilities.

(c)	Primarily includes designated hedges of foreign currency-denominated intercompany royalty payments and other operational exposures.

(d)	Primarily includes undesignated hedges of foreign currency-denominated intercompany loans and other intercompany balances.

(e)	$2 million included within prepaid expenses and other current assets and $24 million included within other non-current assets.

(f)	$11 million included within prepaid expenses and other current assets and $22 million included within other non-current assets.

(g)	$5 million included within accrued expenses and other current liabilities and $1 million included within other non-current liabilities.

(h)	$8 million included within accrued expenses and other current liabilities and $1 million included within other non-current liabilities.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheets on a gross basis, even though they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its derivative instruments on a net basis in accordance with the terms of each of its master netting arrangements, spread across eight separate counterparties, the amounts presented in the consolidated balance sheets as of September 26, 2015 and March 28, 2015 would be adjusted from the current gross presentation as detailed in the following table:

	September 26, 2015			March 28, 2015
Derivative Instrument	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount
	(millions)
Derivative assets	$53	$(22)	$31	$87	$(14)	$73
Derivative liabilities	$24	$(22)	$2	$19	$(14)	$5
The Company's master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties. Refer to Note 3 for further discussion of the Company's master netting arrangements.
The following tables summarize the pretax impact of the effective portion of gains and losses from the Company's designated derivative instruments on its unaudited interim consolidated financial statements for the three-month and six-month periods ended September 26, 2015 and September 27, 2014:

	Gains (Losses) Recognized in OCI
	Three Months Ended		Six Months Ended
Derivative Instrument	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
		(millions)
Designated Cash Flow Hedges:
FC — Inventory purchases	$4	$21	$2	$22
FC — Other	(3)	11	(2)	9
	$1	$32	$—	$31
Designated Hedge of Net Investment:(a)
CCS	$(1)	$—	$(13)	$—
Total Designated Hedges	$—	$32	$(13)	$31

	Gains (Losses) Reclassified from AOCI to Earnings				Location of Gains (Losses) Reclassified from AOCI to Earnings
	Three Months Ended		Six Months Ended
Derivative Instrument	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
		(millions)
Designated Cash Flow Hedges:
FC — Inventory purchases	$9	$(1)	$16	$(2)	Cost of goods sold
FC — Other	—	7	—	5	Foreign currency gains (losses)
	$9	$6	$16	$3

(a)	Amounts recognized in OCI would be recognized in earnings only upon the sale or liquidation of the hedged net investment.
As of September 26, 2015, it is expected that approximately $30 million of net gains deferred in AOCI related to derivative instruments will be recognized in earnings over the next twelve months. No material gains or losses relating to ineffective cash flow hedges were recognized during any of the fiscal periods presented.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the pretax impact of gains and losses from the Company's undesignated derivative instruments on its unaudited interim consolidated financial statements for the three-month and six-month periods ended September 26, 2015 and September 27, 2014:

	Gains (Losses) Recognized in Earnings				Location of Gains (Losses) Recognized in Earnings
	Three Months Ended		Six Months Ended
Derivative Instrument	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(millions)
Undesignated Hedges:
FC — Other	$(2)	$8	$2	$6	Foreign currency gains (losses)
Total Undesignated Hedges	$(2)	$8	$2	$6
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
Interest Rate Swap Contract
During the first quarter of Fiscal 2016, the Company entered into a pay-floating rate, receive-fixed rate interest rate swap contract which it designated as a hedge against changes in the fair value of its fixed-rate 2.125% Senior Notes attributed to changes in the benchmark interest rate (the "Interest Rate Swap"). The Interest Rate Swap, which matures on September 26, 2018, has a notional amount of $300 million and swaps the fixed interest rate on the Company's 2.125% Senior Notes for a variable interest rate based on the 3-month London Interbank Offered Rate ("LIBOR") plus a fixed spread. Changes in the fair value of the Interest Rate Swap were offset by changes in the fair value of the 2.125% Senior Notes, with no resulting ineffectiveness recognized in earnings during either of the three-month or six-month periods ended September 26, 2015.
Cross-Currency Swap Contract
During the first quarter of Fiscal 2016, the Company entered into a €280 million notional amount pay-floating rate, receive-floating rate cross-currency swap contract which it designated as a hedge of its net investment in certain of its European subsidiaries (the "Cross-Currency Swap"). The Cross-Currency Swap, which matures on September 26, 2018, swaps the USD-based variable interest rate payment based on the 3-month LIBOR plus a fixed spread (as paid under the Interest Rate Swap described above) for a Euro-based variable interest rate payment based on the 3-month Euro Interbank Offered Rate plus a fixed spread. As a result, the Cross-Currency Swap, in conjunction with the Interest Rate Swap, economically converts the Company's $300 million fixed-rate 2.125% Senior Notes to a €280 million floating-rate Euro-denominated liability. No material gains or losses related to the ineffective portion, or the amount excluded from effectiveness testing, were recognized in earnings during either the three-month or six-month periods ended September 26, 2015.
See Note 3 for further discussion of the Company's accounting policies relating to its derivative financial instruments.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments
As of September 26, 2015, the Company's short-term and non-current investments consisted of $746 million of time deposits and $8 million of non-U.S. corporate bonds, respectively. As of March 28, 2015, the Company's short-term and non-current investments consisted of $644 million of time deposits and $8 million of non-U.S. corporate bonds, respectively.
No significant realized or unrealized gains or losses on available-for-sale investments or other-than-temporary impairment charges were recorded during any of the fiscal periods presented.
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
In October 2014, the Company filed an appeal of the pre-assessment notice in accordance with the standard procedures established by the relevant customs authorities. In response to the filing of the Company's appeal of the pre-assessment notice, the review committee instructed the customs officials to reconsider their assertion of the alternative duty method and conduct a re-audit to evaluate the facts and circumstances noted in the pre-assessment notice. As part of the re-audit, the Company continues to cooperate with the authorities and has supplied the authorities with supplemental information to defend its position. While the underlying matter is pending with the custom authorities, the Company continues to maintain its original filing position and will vigorously contest any other proposed methodology asserted by the customs officials. If the Company is unsuccessful in its current appeal, it may further appeal this decision within the courts. At this time, while the Company believes that the customs officials’ claims are not meritorious and that the Company will ultimately prevail, the outcome of the appeals process is subject to risk and uncertainty and the ultimate resolution of this examination of the customs authority could have a material adverse effect on the Company’s financial condition, results of operations, and cash flows.
Other Matters
The Company is involved, from time to time, in litigation, other legal claims, and proceedings involving matters associated with or incidental to its business, including, among other things, matters involving credit card fraud, trademark and other intellectual property, licensing, importation and exportation of its products, taxation, unclaimed property, and employee relations. The Company believes at present that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on its consolidated financial statements. However, the Company's assessment of any current litigation or other legal claims could potentially change in light of the discovery of facts not presently known or determinations by judges, juries, or other finders of fact which are not in accord with management's evaluation of the possible liability or outcome of such litigation or claims.
In the normal course of business, the Company enters into agreements that provide general indemnifications. The Company has not made any significant indemnification payments under such agreements in the past, and does not currently anticipate incurring any material indemnification payments.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Equity
Summary of Changes in Equity
A reconciliation of the beginning and ending amounts of equity is presented below:

	Six Months Ended
	September 26, 2015	September 27, 2014
	(millions)
Balance at beginning of period	$3,891	$4,034
Comprehensive income	222	289
Dividends declared	(85)	(79)
Repurchases of common stock, including shares surrendered for tax withholdings	(299)	(281)
Stock-based compensation	54	42
Shares issued and tax benefits recognized pursuant to stock-based compensation arrangements	28	38
Conversion of stock-based compensation awards	—	(14)
Balance at end of period	$3,811	$4,029
Common Stock Repurchase Program
A summary of the Company's repurchases of Class A common stock under its common stock repurchase program is presented below:

	Six Months Ended
	September 26, 2015	September 27, 2014
	(millions)
Cost of shares repurchased	$280	$250
Number of shares repurchased	2.2	1.6
As of September 26, 2015, the remaining availability under the Company's Class A common stock repurchase program was approximately $300 million, reflecting the May 12, 2015 approval by the Company's Board of Directors to expand the program by up to an additional $500 million of Class A common stock repurchases. Repurchases of shares of Class A common stock are subject to overall business and market conditions.
In addition, during each of the six-month periods ended September 26, 2015 and September 27, 2014, 0.2 million shares of Class A common stock, at a cost of $19 million and $31 million, respectively, were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company's 1997 Long-Term Stock Incentive Plan, as amended (the "1997 Incentive Plan"), and its Amended and Restated 2010 Long-Term Stock Incentive Plan (the "2010 Incentive Plan").
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.
Dividends
Since 2003, the Company has maintained a regular quarterly cash dividend program on its common stock. On February 3, 2015, the Company's Board of Directors approved an increase to the Company's quarterly cash dividend on its common stock from $0.45 per share to $0.50 per share. The second quarter Fiscal 2016 dividend of $0.50 per share was declared on September 14, 2015, was payable to stockholders of record at the close of business on September 25, 2015, and was paid on October 9, 2015.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dividends paid amounted to $86 million and $79 million during the six-month periods ended September 26, 2015 and September 27, 2014, respectively.
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

16.	Accumulated Other Comprehensive Income
The following table presents the components of other comprehensive income (loss), net of tax, accumulated in equity:

	Foreign Currency Translation Gains (Losses)(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges(b)	Net Unrealized Losses on Defined Benefit Plans(c)	Total Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at March 29, 2014	$125	$(4)	$(7)	$114
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(100)	28	1	(71)
Amounts reclassified from AOCI to earnings	—	(3)	—	(3)
Other comprehensive income (loss), net of tax	(100)	25	1	(74)
Balance at September 27, 2014	$25	$21	$(6)	$40

Balance at March 28, 2015	$(193)	$43	$(15)	$(165)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	13	—	—	13
Amounts reclassified from AOCI to earnings	—	(16)	1	(15)
Other comprehensive income (loss), net of tax	13	(16)	1	(2)
Balance at September 26, 2015	$(180)	$27	$(14)	$(167)

(a)
OCI before reclassifications to earnings related to foreign currency translation gains (losses) includes an income tax benefit of $4 million for the six months ended September 26, 2015. The tax effect on activity for the six months ended September 27, 2014 was immaterial. OCI before reclassifications to earnings for the six months ended September 26, 2015 also includes losses of $8 million (net of a $5 million income tax benefit) related to the effective portion of changes in the fair value of the Cross-Currency Swap designated as a hedge of the Company's net investment in certain of its European subsidiaries (see Note 13).

(b)
OCI before reclassifications to earnings related to net unrealized gains (losses) on cash flow hedges is net of an income tax provision of $3 million for the six months ended September 27, 2014. The tax effect on activity for the six months ended September 26, 2015 was immaterial. The tax effects on amounts reclassified from AOCI to earnings are presented in a table below.

(c)	Activity is presented net of taxes, which were immaterial for both periods presented.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents reclassifications from AOCI to earnings for cash flow hedges, by component:

	Three Months Ended		Six Months Ended		Location of Gains (Losses) Reclassified from AOCI to Earnings
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(millions)
Gains (losses) on cash flow hedges(a):
FC — Inventory purchases	$9	$(1)	$16	$(2)	Cost of goods sold
FC — Other	—	7	—	5	Foreign currency gains (losses)
Tax effect	—	(1)	—	—	Provision for income taxes
Net of tax	$9	$5	$16	$3

(a)	FC = Forward foreign currency exchange contracts.

17.	Stock-based Compensation
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
Impact on Results
A summary of total stock-based compensation expense recorded within SG&A expenses and the related income tax benefits recognized during the three-month and six-month periods ended September 26, 2015 and September 27, 2014 is as follows:

	Three Months Ended		Six Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(millions)
Compensation expense	$22	$19	$54	$42
Income tax benefit	$(8)	$(8)	$(20)	$(16)

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company issues its annual grants of stock-based compensation awards in the first half of each fiscal year. Due to the timing of the annual grants and other factors, including the composition of the retirement-eligible employee population, stock-based compensation expense recognized during the three-month and six-month periods ended September 26, 2015 is not indicative of the level of compensation expense expected to be incurred for the full Fiscal 2016.
Stock Options
A summary of stock option activity under all plans for the six months ended September 26, 2015 is as follows:

Number of Options
(thousands)
Options outstanding at March 28, 2015	3,225
Granted	—
Exercised	(416)
Cancelled/Forfeited	(98)
Options outstanding at September 26, 2015	2,711
Restricted Stock Awards and Service-based RSUs
The fair values of restricted stock awards granted to non-employee directors are determined based on the fair value of the Company's Class A common stock on the date of grant. The weighted-average grant date fair values of restricted stock awards granted, which entitle holders to receive cash dividends in connection with the payments of dividends on the Company's Class A common stock, were $131.40 and $162.36 per share during the six-month periods ended September 26, 2015 and September 27, 2014, respectively.
The fair values of service-based RSUs granted to certain of the Company's senior executives, as well as to certain of its other employees, are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards not entitled to accrue dividend equivalents while outstanding. The weighted-average grant date fair values of service-based RSU awards granted were $127.85 and $153.05 per share during the six-month periods ended September 26, 2015 and September 27, 2014, respectively.
A summary of restricted stock and service-based RSU activity during the six months ended September 26, 2015 is as follows:

	Number of Shares
	Restricted Stock	Service-based RSUs
	(thousands)
Nonvested at March 28, 2015	5	47
Granted	8	449
Vested	(3)	(8)
Forfeited	(1)	(21)
Nonvested at September 26, 2015	9	467
Performance-based RSUs
The fair values of the Company's performance-based RSUs that are not subject to a market condition in the form of a total shareholder return ("TSR") modifier are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for those securities that are not entitled to dividend equivalents. The weighted-average grant date fair values of performance-based RSUs that do not contain a TSR modifier granted during the six-month periods ended September 26, 2015 and September 27, 2014 were $128.55 and $157.09 per share, respectively.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair values of the Company's performance-based RSUs with a TSR modifier are determined on the date of grant using a Monte Carlo simulation valuation model. This pricing model uses multiple simulations to evaluate the probability of the Company achieving various stock price levels to determine its expected TSR performance ranking. No such awards were granted during the six months ended September 26, 2015. The weighted-average grant date fair value of performance-based RSUs with a TSR modifier granted during the six months ended September 27, 2014 was $169.47.
A summary of performance-based RSU activity during the six months ended September 26, 2015 is as follows:

	Number of Shares
	Performance-based RSUs — without TSR Modifier	Performance-based RSUs — with TSR Modifier
	(thousands)
Nonvested at March 28, 2015	697	214
Granted	309	—
Change due to performance/market condition achievement	(8)	(20)
Vested	(293)	(50)
Forfeited	(33)	(1)
Nonvested at September 26, 2015	672	143

18.	Segment Information
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net revenues and operating income for each of the Company's reportable segments are as follows:

	Three Months Ended		Six Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(millions)
Net revenues:
Wholesale	$927	$943	$1,569	$1,651
Retail	996	1,006	1,931	1,966
Licensing	47	45	88	85
Total net revenues	$1,970	$1,994	$3,588	$3,702

	Three Months Ended		Six Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(millions)
Operating income:
Wholesale(a)	$247	$247	$384	$427
Retail(b)	123	137	233	305
Licensing	42	42	78	78
	412	426	695	810
Unallocated corporate expenses	(151)	(138)	(304)	(274)
Unallocated restructuring and other charges(c)	(31)	(2)	(65)	(6)
Total operating income	$230	$286	$326	$530

(a)
During the three-month and six-month periods ended September 26, 2015, the Company recorded non-cash impairment charges of $2 million and $5 million, respectively, primarily to write off certain fixed assets related to its shop-within-shops in connection with the Global Reorganization Plan. During the six-month period ended September 27, 2014, the Company recorded non-cash impairment charges of $1 million, primarily to write off certain fixed assets related to its European operations. See Notes 8 and 9 for additional information.

(b)
During the three-month and six-month periods ended September 26, 2015, the Company recorded non-cash impairment charges of $5 million and $10 million, respectively, primarily to write off certain fixed assets related to its stores and concession-based shop-within-shops in connection with the Global Reorganization Plan. During both the three-month and six-month periods ended September 27, 2014, the Company recorded non-cash impairment charges of $1 million, primarily to write off certain fixed assets related its domestic retail stores. See Notes 8 and 9 for additional information.

(c)	The three-month and six-month periods ended September 26, 2015 and September 27, 2014 included certain unallocated restructuring and other charges (see Note 9), which are detailed below:

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Six Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(millions)
Unallocated restructuring and other charges:
Wholesale-related	$(2)	$(1)	$(10)	$(3)
Retail-related	(8)	(1)	(19)	(3)
Licensing-related	—	—	(1)	—
Corporate operations-related	(9)	—	(23)	—
Unallocated restructuring charges	(19)	(2)	(53)	(6)
Other charges (see Note 9)	(12)	—	(12)	—
Total unallocated restructuring and other charges	$(31)	$(2)	$(65)	$(6)
Depreciation and amortization expense for the Company's segments is as follows:

	Three Months Ended		Six Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(millions)
Depreciation and amortization:
Wholesale	$15	$17	$30	$34
Retail	39	37	78	71
Unallocated corporate expenses	23	18	43	36
Total depreciation and amortization	$77	$72	$151	$141
Net revenues by geographic location of the reporting subsidiary are as follows:

	Three Months Ended		Six Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(millions)
Net revenues(a):
The Americas(b)	$1,319	$1,309	$2,398	$2,448
Europe(c)	431	452	764	812
Asia(d)	220	233	426	442
Total net revenues	$1,970	$1,994	$3,588	$3,702

(a)	Net revenues for certain of the Company's licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.

(b)
Includes the U.S., Canada, and Latin America. Net revenues earned in the U.S. during the three-month and six-month periods ended September 26, 2015 were $1.247 billion and $2.276 billion, respectively, and $1.246 billion and $2.330 billion during the three-month and six-month periods ended September 27, 2014, respectively.

(c)	Includes the Middle East.

(d)	Includes Australia and New Zealand.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.	Additional Financial Information
Cash Interest and Taxes
Cash paid for interest and income taxes is as follows:

	Three Months Ended		Six Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(millions)
Cash paid for interest	$3	$5	$5	$7
Cash paid for income taxes	$82	$126	$125	$176
Non-cash Transactions
Non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amounts of $99 million and $78 million for the six-month periods ended September 26, 2015 and September 27, 2014, respectively. In addition, non-cash investing activities for the six months ended September 27, 2014 included the capitalization of a fixed asset, for which a $19 million non-binding advance payment was made during the Company's fiscal year ended March 29, 2014 and recorded within prepaid expenses and other current assets as of March 29, 2014.
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
Special Note Regarding Forward-Looking Statements
Various statements in this Form 10-Q, or incorporated by reference into this Form 10-Q, in future filings by us with the Securities and Exchange Commission (the "SEC"), in our press releases, and in oral statements made from time to time by us or on our behalf constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as "anticipate," "estimate," "expect," "project," "we believe," "is or remains optimistic," "currently envisions," and similar words or phrases and involve known and unknown risks, uncertainties, and other factors which may cause actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed in or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others:

•
the loss of key personnel, including Mr. Ralph Lauren, or other changes in our executive and senior management team or to our operating structure, and our ability to effectively transfer knowledge during periods of transition;

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

•
the impact of the volatile state of the global economy, stock markets, and other economic conditions on us, our customers, our suppliers, and our vendors and on our ability and their ability to access sources of liquidity;

•
the impact to our business resulting from changes in consumers' ability or preferences to purchase premium lifestyle products that we offer for sale and our ability to forecast consumer demand, which could result in a build-up of inventory;

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

34

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
These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2015 (the "Fiscal 2015 10-K"). There are no material changes to such risk factors other than as set forth in Part II, Item 1A — "Risk Factors" of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
In this Form 10-Q, references to "Ralph Lauren," "ourselves," "we," "our," "us," and the "Company" refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2016 will end on April 2, 2016 and will be a 53-week period ("Fiscal 2016"). Fiscal year 2015 ended on March 28, 2015 and was a 52-week period ("Fiscal 2015"). The second quarter of Fiscal 2016 ended on September 26, 2015 and was a 13-week period. The second quarter of Fiscal 2015 ended on September 27, 2014 and was also a 13-week period.
INTRODUCTION
Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying unaudited interim consolidated financial statements and footnotes to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:

•
Overview.    This section provides a general description of our business, current trends and outlook, and a summary of our financial performance for the three-month and six-month periods ended September 26, 2015. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•
Results of operations.    This section provides an analysis of our results of operations for the three-month and six-month periods ended September 26, 2015 compared to the three-month and six-month periods ended September 27, 2014.

•
Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of September 26, 2015, which includes (i) an analysis of our financial condition compared to the prior fiscal year-end; (ii) an analysis of changes in our cash flows for the six-month period ended September 26, 2015 compared to the six-month period ended September 27, 2014; (iii) an analysis of our liquidity, including common stock repurchases, payments of dividends, our outstanding debt and covenant compliance, and the availability under our credit facilities and our commercial paper borrowing program; and (iv) any material changes in our contractual and other obligations since March 28, 2015.

•	Market risk management. This section discusses any significant changes in our risk exposures related to foreign currency exchange rates, interest rates, and our investments since March 28, 2015.

35

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
Our business is typically affected by seasonal trends, with higher levels of wholesale sales in our second and fourth fiscal quarters and higher retail sales in our second and third fiscal quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school, and holiday shopping periods impacting our Retail segment. In addition, fluctuations in net sales, operating income, and cash flows in any fiscal quarter may be affected by other events impacting retail sales, such as changes in weather patterns. Accordingly, our operating results and cash flows for the three-month and six-month periods ended September 26, 2015 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2016.
Current Trends and Outlook
The global economy continues to be in a state of uncertainty, as productivity growth in both advanced and emerging countries remains low. Certain worldwide events, including political unrest, disease epidemics, monetary policy changes, a promotional selling environment in North America, and foreign exchange rate volatility in various parts of the world, as well as the recent debt crisis in Greece and China's economic slowdown, have contributed to this uncertainty and continue to impact the global economy as a whole, as well as the world's stock markets. As a result of these factors, among others, several organizations that monitor the world's economy, including the International Monetary Fund and the World Bank, have recently further scaled back their predictions of economic growth for calendar 2015. While certain geographic regions are withstanding these pressures better than others, the level of consumer travel and spending on discretionary items remains constrained due to the continued economic uncertainty. Consequently, consumer retail traffic remains relatively weak and inconsistent, which has led to increased competition and a desire to offset traffic declines with increased levels of conversion. Certain of our operations have experienced, and have been impacted by, these dynamics, with variations across the geographic regions and businesses in which we operate.
If the economic uncertainty and challenging industry trends continue or worsen, the constrained level of worldwide consumer spending and modified consumption behavior may continue to have a negative effect on our sales, inventory levels, and operating margin for the remainder of Fiscal 2016 and beyond. Furthermore, our results have been, and are expected to continue to be, negatively impacted by unfavorable foreign exchange rate fluctuations. We have initiated various operating strategies to mitigate these challenges, and remain optimistic about our future growth prospects. Accordingly, we continue to invest in our longer-term growth initiatives, including our restructuring activities and transition to a global brand-based operating structure as described within "Recent Developments" below, while continually monitoring macroeconomic risks and remaining focused on disciplined expense management. Although we continue to expect that the dilutive effects of investments that we are making in our business will create operating margin pressure in the near-term, we expect that these initiatives will create longer-term shareholder value. We will continue to monitor these risks and evaluate and adjust our operating strategies and foreign currency and cost management opportunities to mitigate the related impact on our results of operations, while remaining focused on the long-term growth of our business and protecting the value of our brand.
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A — "Risk Factors" in our Fiscal 2015 10-K, as well as Part II, Item 1A — "Risk Factors" of this Form 10-Q.
Summary of Financial Performance
Operating Results
During the three months ended September 26, 2015, we reported net revenues of $1.970 billion, net income of $160 million, and net income per diluted share of $1.86, as compared to net revenues of $1.994 billion, net income of $201 million, and net income per diluted share of $2.25 during the three months ended September 27, 2014. During the six months ended September 26, 2015, we reported net revenues of $3.588 billion, net income of $224 million, and net income per diluted share of $2.58, as compared to net revenues of $3.702 billion, net income of $363 million, and net income per diluted share of $4.05 during the six months ended September 27, 2014. The comparability of our operating results has been affected by restructuring and non-cash charges incurred in connection with the Global Reorganization Plan (as defined within "Recent Developments" below), other charges primarily related to the settlement of certain litigation claims, and unfavorable foreign currency effects, as discussed further below.
During the three-month and six-month periods ended September 26, 2015, net revenues declined 1.2% and 3.1%, respectively, on a reported basis and increased 3.9% and 1.9%, respectively, on a constant currency basis, as defined within "Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition" below. The decline in reported net revenues for the three months ended September 26, 2015 reflected lower net revenues from our wholesale and retail businesses, primarily driven by unfavorable foreign currency effects. For the six months ended September 26, 2015, the decline in reported net revenues also reflected lower net revenues from our wholesale and retail businesses, primarily driven by unfavorable foreign currency effects and a shift in the timing of certain shipments related to our domestic wholesale business. Our gross profit percentage declined by 30 basis points to 56.5% during the three months ended September 26, 2015 and 90 basis points to 57.9% during the six months ended September 26, 2015, primarily driven by unfavorable foreign currency effects, partially offset by increased profitability largely attributable to favorable geographic mix, initial benefits from the Global Reorganization Plan, and lower sourcing costs. Selling, general, and administrative ("SG&A") expenses as a percentage of net revenues increased by 70 basis points to 42.7% during the three months ended September 26, 2015, and 240 basis points to 46.3% during the six months ended September 26, 2015, primarily due to operating deleverage on lower net revenues due in part to unfavorable foreign currency effects, and increased investments in our stores, facilities, and infrastructure consistent with our longer-term initiatives.
Net income declined by $41 million during the three months ended September 26, 2015 as compared to the three months ended September 27, 2014, primarily due to a $56 million decrease in operating income, partially offset by an $18 million decline in our provision for income taxes. During the six months ended September 26, 2015, net income declined by $139 million as compared to the six months ended September 27, 2014, primarily due to a $204 million decrease in operating income, partially offset by a $65 million decline in our provision for income taxes. The lower income tax provisions for the three-month and six-month periods ended September 26, 2015 were primarily driven by lower pretax income and a decline in our reported effective tax rate of 70 basis points and 170 basis points, respectively.
Net income per diluted share declined to $1.86 and $2.58 during the three-month and six-month periods ended September 26, 2015, respectively, due to lower net income, partially offset by lower weighted-average diluted shares outstanding. Our operating results during the three months ended September 26, 2015 included $26 million of pretax restructuring and non-cash charges recorded in connection with the Global Reorganization Plan, as well as $12 million of other charges primarily related to the settlement of certain litigation claims, which together had an after-tax effect of reducing net income by $24 million, or approximately $0.27 per diluted share. During the six months ended September 26, 2015, our operating results included $71 million of pretax restructuring and non-cash charges recorded in connection with the Global Reorganization Plan, as well as $12 million of other charges primarily related to the settlement of certain litigation claims, which together had an after-tax effect of reducing net income by $55 million, or approximately $0.62 per diluted share.
Financial Condition and Liquidity
We ended the second quarter of Fiscal 2016 in a net cash and investments position (cash and cash equivalents plus short-term and non-current investments, less total debt) of $407 million, as compared to $620 million as of the end of Fiscal 2015. The decline in our net cash and investments position at September 26, 2015 as compared to March 28, 2015 was primarily due to our use of cash to support Class A common stock repurchases of $299 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to invest in our business through $202 million in capital expenditures, and to make cash dividend payments of $86 million, partially offset by our operating cash flows of $366 million.
We generated $366 million of cash from operations during the six months ended September 26, 2015, compared to $275 million during the six months ended September 27, 2014. The increase in our operating cash flows primarily related to a net favorable change related to our operating assets and liabilities, including our working capital, partially offset by a decline in net income before non-cash charges during the six months ended September 26, 2015 as compared to the prior fiscal year period.
Our equity declined to $3.811 billion as of September 26, 2015 compared to $3.891 billion as of March 28, 2015, primarily attributable to our share repurchase activity and dividends declared, partially offset by our comprehensive income and the net impact of stock-based compensation arrangements during the six months ended September 26, 2015.
Recent Developments
Global Reorganization Plan
On May 12, 2015, our Board of Directors approved a reorganization and restructuring plan comprised of the following major actions: (i) the reorganization of the Company from its current channel and regional structure to an integrated global brand-based operating structure, which will streamline our business processes to better align our cost structure with our long-term growth strategy; (ii) a strategic store and shop-within-shop performance review conducted by region and brand; (iii) a targeted corporate functional area review; and (iv) the consolidation of certain of our luxury lines (collectively, the "Global Reorganization Plan"). The Global Reorganization Plan will result in a reduction in workforce and, once the performance review is complete, the closure of certain stores and shop-within-shops. When substantially implemented by the beginning of Fiscal 2017, the Global Reorganization Plan is expected to result in improved operational efficiencies by reducing annual operating expenses by approximately $110 million.
In connection with the Global Reorganization Plan, we expect to incur total estimated charges of approximately $120 million to $150 million, comprised of restructuring charges totaling approximately $85 million to $100 million, to be settled in cash, and non-cash charges totaling approximately $35 million to $50 million. Refer to Notes 8 and 9 to our accompanying unaudited financial statements for detailed discussions of the restructuring and non-cash charges recorded during the three-month and six-month periods ended September 26, 2015.
Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition
The comparability of our operating results for the three-month and six-month periods ended September 26, 2015 and September 27, 2014 has been affected by certain events, including:

•
pretax asset impairment and restructuring and other charges recorded during the periods presented. A summary of the effect of these items on pretax income for each fiscal period is summarized below (references to "Notes" are to the notes to the accompanying unaudited interim consolidated financial statements):

	Three Months Ended		Six Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(millions)
Impairment of assets (see Note 8)	$(7)	$(1)	$(15)	$(2)
Restructuring and other charges (see Note 9)	(31)	(2)	(65)	(6)

Since we are a global company, the comparability of our operating results reported in U.S. Dollars is also affected by foreign currency exchange rate fluctuations because the underlying currencies in which we transact change in value over time compared to the U.S. Dollar. These rate fluctuations can have a significant effect on our reported results. As such, in addition to financial measures prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"), our discussions often contain references to constant currency measures, which are calculated by translating the current-year and prior-year reported amounts into comparable amounts using a single foreign exchange rate for each currency. We present constant currency financial information, which is a non-U.S. GAAP financial measure, as a supplement to our reported operating results. We use constant currency information to provide a framework to assess how our businesses performed excluding the effects of foreign currency exchange rate fluctuations. We believe this information is useful to investors to facilitate comparisons of operating results and better identify trends in our businesses. The constant currency performance measures should be viewed in addition to, and not in lieu of or superior to, our operating performance measures calculated in accordance with U.S. GAAP.
Our "Results of Operations" discussion that follows includes the significant changes in operating results arising from these items affecting comparability. However, unusual items or transactions may occur in any period. Accordingly, investors and other financial statement users should consider the types of events and transactions that have affected operating trends.

RESULTS OF OPERATIONS
Three Months Ended September 26, 2015 Compared to Three Months Ended September 27, 2014
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	September 26, 2015	September 27, 2014	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$1,970	$1,994	$(24)	(1.2%)
Cost of goods sold(a)	(857)	(862)	5	(0.5%)
Gross profit	1,113	1,132	(19)	(1.7%)
Gross profit as % of net revenues	56.5%	56.8%		(30 bps)
Selling, general, and administrative expenses(a)	(839)	(836)	(3)	0.5%
SG&A expenses as % of net revenues	42.7%	42.0%		70 bps
Amortization of intangible assets	(6)	(7)	1	(9.1%)
Impairment of assets	(7)	(1)	(6)	NM
Restructuring and other charges	(31)	(2)	(29)	NM
Operating income	230	286	(56)	(19.8%)
Operating income as % of net revenues	11.7%	14.4%		(270 bps)
Foreign currency losses	(5)	(3)	(2)	22.3%
Interest expense	(4)	(5)	1	4.3%
Interest and other income, net	1	3	(2)	(39.1%)
Equity in losses of equity-method investees	(3)	(3)	—	NM
Income before provision for income taxes	219	278	(59)	(21.1%)
Provision for income taxes	(59)	(77)	18	(23.1%)
Effective tax rate(b)	27.1%	27.8%		(70 bps)
Net income	$160	$201	$(41)	(20.3%)
Net income per common share:
Basic	$1.87	$2.27	$(0.40)	(17.6%)
Diluted	$1.86	$2.25	$(0.39)	(17.3%)

(a)	Includes total depreciation expense of $71 million and $65 million for the three-month periods ended September 26, 2015 and September 27, 2014, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.
NM Not meaningful.
Net Revenues.    Net revenues decreased by $24 million, or 1.2%, to $1.970 billion for the three months ended September 26, 2015 from $1.994 billion for the three months ended September 27, 2014. On a constant currency basis, net revenues increased by $78 million, or 3.9%.

Net revenues for our three business segments, as well as a discussion of the changes in each segment's net revenues from the comparable prior year period, are provided below:

	Three Months Ended			% Change
	September 26, 2015	September 27, 2014	$ Change	As Reported	Constant Currency
	(millions)
Net Revenues:
Wholesale	$927	$943	$(16)	(1.8%)	2.6%
Retail	996	1,006	(10)	(0.9%)	5.1%
Licensing	47	45	2	5.1%	6.7%
Total net revenues	$1,970	$1,994	$(24)	(1.2%)	3.9%
Wholesale net revenues — Net revenues decreased $16 million, or 1.8%, during the three months ended September 26, 2015 as compared to the three months ended September 27, 2014, including net unfavorable foreign currency effects of $41 million, primarily related to the weakening of the Euro and the Canadian Dollar against the U.S. Dollar. On a constant currency basis, net revenues increased by $25 million, or 2.6%.
The $16 million decline in Wholesale net revenues was driven by:

•
a $13 million net decrease related to our European business, reflecting net unfavorable foreign currency effects of $34 million, partially offset by increased sales across all of our major apparel and accessories businesses. On a constant currency basis, net revenues related to our European business increased by $21 million, or 12.3%; and

•
a $3 million net decrease related to our business in the Americas, reflecting decreased revenues from our womenswear and menswear businesses, partially offset by increased revenues from our childrenswear, accessories, and home businesses. The net decrease related to our business in the Americas also reflected net unfavorable foreign currency effects of $6 million due to the weakening of the Canadian Dollar against the U.S. Dollar.

Retail net revenues — Net revenues decreased $10 million, or 0.9%, during the three months ended September 26, 2015 as compared to the three months ended September 27, 2014, including net unfavorable foreign currency effects of $60 million, primarily related to the weakening of the Euro, the Japanese Yen, the Korean Won, and the Canadian Dollar against the U.S. Dollar. On a constant currency basis, net revenues increased by $50 million, or 5.1%.
The $10 million decline in Retail net revenues was driven by:

•
a $51 million, or 6%, net decline in consolidated comparable store sales, including net unfavorable foreign currency effects of $43 million. Our total comparable store sales decreased by $8 million, or 1%, on a constant currency basis, primarily driven by lower sales from certain retail stores, partially offset by an increase from our Ralph Lauren e-commerce operations and certain concession shops. Comparable store sales related to our e-commerce operations increased by approximately 7% on a reported basis and 10% on a constant currency basis over the related prior period, and had a favorable impact on our total comparable store sales of approximately 2% to 3% on a reported basis and 1% to 2% on a constant currency basis. Our consolidated comparable store sales excluding e-commerce declined by approximately 8% to 9% on a reported basis and 2% to 3% on a constant currency basis.

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

This decline was partially offset by:

•
a $41 million, or 25.1%, net increase in non-comparable store sales, including net unfavorable foreign currency effects of $17 million. On a constant currency basis, non-comparable store sales increased by $58 million, or 35.4%, primarily driven by new global store openings and the expansion of our e-commerce operations within the past twelve months, which more than offset the impact of store closings.

Our global average store count increased by approximately 100 stores and concession shops during the three months ended September 26, 2015 compared with the three months ended September 27, 2014, due to new global store openings, primarily in Asia and Europe, partially offset by store closures. The following table details our retail store and e-commerce presence as of the periods presented:

	September 26, 2015	September 27, 2014
Stores:
Freestanding stores	480	448
Concession shops	576	494
Total stores	1,056	942

E-commerce Sites:
North American sites(a)	3	3
European sites(b)	3	3
Asian sites(c)	4	3
Total e-commerce sites	10	9

(a)	Includes www.RalphLauren.com and www.ClubMonaco.com (servicing the U.S.) and www.ClubMonaco.ca (servicing Canada).

(b)
Includes www.RalphLauren.co.uk (servicing the United Kingdom), www.RalphLauren.fr (recently expanded to service Greece, in addition to servicing Belgium, France, Italy, Luxembourg, the Netherlands, Portugal, and Spain), and www.RalphLauren.de (recently expanded to service the Czech Republic, Hungary, and Poland, in addition to servicing Austria, Denmark, Estonia, Finland, Germany, Latvia, Slovakia, and Sweden).

(c)
Includes www.RalphLauren.co.jp (servicing Japan), www.RalphLauren.co.kr (servicing South Korea), www.RalphLauren.asia (servicing Hong Kong, Macau, Malaysia, and Singapore), and www.RalphLauren.com.au, which was launched during the third quarter of Fiscal 2015 (servicing Australia and New Zealand).

Licensing revenues — Net revenues increased $2 million, or 5.1%, during the three months ended September 26, 2015 as compared to the three months ended September 27, 2014, including net unfavorable foreign currency effects of $1 million, primarily related to the weakening of the Euro and the Japanese Yen against the U.S. Dollar. On a constant currency basis, net revenues increased by $3 million, or 6.7%.
Gross Profit.    Gross profit decreased by $19 million, or 1.7%, to $1.113 billion for the three months ended September 26, 2015, from $1.132 billion for the three months ended September 27, 2014. Gross profit as a percentage of net revenues decreased by 30 basis points to 56.5% for the three months ended September 26, 2015, from 56.8% for the three months ended September 27, 2014. This decline was primarily driven by unfavorable foreign currency effects, partially offset by increased profitability largely attributable to favorable geographic mix, initial benefits from the Global Reorganization Plan, and lower sourcing costs compared to higher cost benchmarks in the prior year period.
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

Selling, General, and Administrative Expenses.    SG&A expenses primarily include compensation and benefits, advertising and marketing, distribution, bad debt, information technology, facilities, legal, and other costs associated with finance and administration. SG&A expenses increased by $3 million, or 0.5%, to $839 million for the three months ended September 26, 2015, from $836 million for the three months ended September 27, 2014. This increase included a net favorable foreign currency effect of $41 million, primarily related to the weakening of the Euro and the Japanese Yen against the U.S. Dollar. SG&A expenses as a percentage of net revenues increased to 42.7% for the three months ended September 26, 2015, from 42.0% in the three months ended September 27, 2014. The 70 basis points increase was primarily due to operating deleverage on lower net revenues due in part to unfavorable foreign currency effects, as previously discussed, and an increase in operating expenses in support of the continued investment in our retail businesses (which typically carry higher operating expense margins); increased investments in our facilities and infrastructure; and investments in new business initiatives. These increases were partially offset by our operational discipline and savings associated with our restructuring activities.
The $3 million net increase in SG&A expenses was driven by:

Three Months Ended September 26, 2015 Compared to Three Months Ended September 27, 2014
(millions)
SG&A expense category:
Depreciation expense	$6
Rent and occupancy expenses	6
Consulting fees	5
Marketing and advertising expenses	(6)
Other	(8)
Total change in SG&A expenses	$3
During the remainder of Fiscal 2016, we continue to expect a certain amount of operating expense deleverage due to foreign exchange rate volatility and continued investment in our long-term strategic growth initiatives, including expansion of the Polo-branded store concept around the world, retail store expansion, department store renovations, and continued investment in our infrastructure, partially offset by anticipated cost savings related to our transition to a global brand-based operating structure (see "Recent Developments" above).
Amortization of Intangible Assets.    Amortization of intangible assets decreased by $1 million, or 9.1%, to $6 million for the three months ended September 26, 2015, from $7 million for the three months ended September 27, 2014. This decrease reflected the absence of expense in the current fiscal quarter for certain customer relationship intangible assets that were fully amortized as of the end of Fiscal 2015.
Impairment of Assets. During the three months ended September 26, 2015, we recorded non-cash impairment charges of $7 million, primarily to write off certain fixed assets related to our domestic and international stores and shop-within-shops in connection with the Global Reorganization Plan. During the three months ended September 27, 2014, we recorded non-cash impairment charges of $1 million, primarily to write off certain fixed assets related to our domestic retail stores.
Restructuring and Other Charges. During the three months ended September 26, 2015, we recorded restructuring charges of $19 million in connection with the Global Reorganization Plan, consisting of severance and benefit costs, lease termination and store closure costs, and other cash charges. In addition, during the three months ended September 26, 2015, we recorded other charges of $12 million primarily related to the settlement of certain litigation claims. During the three months ended September 27, 2014, we recorded restructuring charges of $2 million, primarily related to severance and benefit costs associated with our retail and wholesale operations (see Note 9 to the accompanying unaudited interim consolidated financial statements).
Operating Income.    Operating income decreased by $56 million, or 19.8%, to $230 million for the three months ended September 26, 2015, from $286 million for the three months ended September 27, 2014. This decrease included $26 million of restructuring and non-cash charges recorded in connection with the Global Reorganization Plan, as well as other charges of $12 million primarily related to the settlement of certain litigation claims, as previously discussed. This decrease also included a net unfavorable foreign currency effect of $44 million, primarily related to the weakening of the Euro and the Canadian Dollar against the U.S. Dollar. Operating income as a percentage of net revenues decreased 270 basis points to 11.7% for the three months ended September 26, 2015, from 14.4% for the three months ended September 27, 2014. The overall decline in operating income as a percentage of net revenues was primarily driven by the decrease in our gross profit margin and the increase in SG&A expenses as a percentage of net revenues, both of which are inclusive of unfavorable foreign currency effects, as well as the increase in restructuring and other charges and impairment of assets, all as previously discussed.
Operating income and margin for each of our three reportable segments are provided below:

	Three Months Ended
	September 26, 2015		September 27, 2014
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
Wholesale	$247	26.6%	$247	26.2%	$—	40 bps
Retail	123	12.3%	137	13.6%	(14)	(130 bps)
Licensing	42	89.3%	42	92.5%	—	(320 bps)
	412		426		(14)
Unallocated corporate expenses	(151)		(138)		(13)
Unallocated restructuring and other charges	(31)		(2)		(29)
Total operating income	$230	11.7%	$286	14.4%	$(56)	(270 bps)
Wholesale operating margin increased by 40 basis points, primarily due to the favorable impact of 210 basis points related to increased profitability in our core wholesale businesses, largely attributable to improved performance of certain of our international operations. This increase was partially offset by unfavorable foreign currency effects of 150 basis points, as well as a 20 basis point decline attributable to non-cash charges recorded in connection with the Global Reorganization Plan.
Retail operating margin declined by 130 basis points, primarily due to unfavorable foreign currency effects of 90 basis points, as well as a 50 basis point decline attributable to non-cash charges recorded in connection with the Global Reorganization Plan.
Licensing operating margin declined by 320 basis points, primarily due to an increase in SG&A expenses as a percentage of net revenues.
Unallocated corporate expenses increased by $13 million, primarily due to higher compensation-related costs of $15 million, largely related to the introduction of new vesting provisions for certain stock-based compensation awards granted to retirement-eligible employees beginning in Fiscal 2016 (see Note 17 to the accompanying unaudited interim consolidated financial statements), and higher consulting fees of $8 million. These increases were partially offset by a decline in other operating expenses of $10 million.
Unallocated restructuring and other charges increased by $29 million to $31 million during the three months ended September 26, 2015, from $2 million during the three months ended September 27, 2014, as previously described above and in Note 9 to the accompanying unaudited interim consolidated financial statements.
Non-operating Expense, net. Non-operating expense, net is comprised of foreign currency gains (losses), interest expense, interest and other income, net, and equity in losses from our joint venture, the Ralph Lauren Watch and Jewelry Company Sárl, which is accounted for under the equity method of accounting. Non-operating expense, net increased by $3 million to $11 million for the three months ended September 26, 2015, compared to $8 million for the three months ended September 27, 2014. The increase in non-operating expense, net was largely driven by (i) lower interest and other income, net, primarily due to the decreased balance of our investment portfolio, and (ii) higher foreign currency losses, primarily related to losses recognized on forward foreign currency exchange contracts and the revaluation and settlement of foreign currency-denominated intercompany receivables and payables. Foreign currency gains (losses) do not result from the translation of the operating results of our foreign subsidiaries to U.S. Dollars.

Provision for Income Taxes.    The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes decreased by $18 million, or 23.1%, to $59 million for the three months ended September 26, 2015, from $77 million for the three months ended September 27, 2014. The decrease in the provision for income taxes was primarily due to the decline in pretax income, coupled with a decrease in our reported effective tax rate of 70 basis points, to 27.1% for the three months ended September 26, 2015, from 27.8% for the three months ended September 27, 2014. The lower effective tax rate for the three months ended September 26, 2015 was primarily due to income tax benefits resulting from a change to the assessment period associated with certain tax liabilities, largely offset by the absence of tax benefits derived from the legal entity restructuring of certain of our foreign operations during Fiscal 2015. The effective tax rate differs from the statutory tax rate due to the effect of state and local taxes, tax rates in foreign jurisdictions, and certain nondeductible expenses. Our effective tax rate will change from period to period based on various factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.
Net Income.    Net income declined by $41 million, or 20.3%, to $160 million for the three months ended September 26, 2015, from $201 million for the three months ended September 27, 2014. The decline in net income was primarily due to the $56 million decrease in operating income, which is inclusive of unfavorable foreign currency effects, partially offset by the $18 million reduction in our provision for income taxes, as previously discussed. Our operating results during the three months ended September 26, 2015 were also negatively impacted by $26 million of pretax restructuring and non-cash charges recorded in connection with the Global Reorganization Plan, as well as $12 million of other charges primarily related to the settlement of certain litigation claims, which together had an after-tax effect of reducing net income by $24 million.
Net Income per Diluted Share.    Net income per diluted share declined by $0.39, or 17.3%, to $1.86 per share for the three months ended September 26, 2015, from $2.25 per share for the three months ended September 27, 2014. The decline was due to lower net income, as previously discussed, partially offset by lower weighted-average diluted shares outstanding during the three months ended September 26, 2015 driven by our share repurchases over the last twelve months. Net income per diluted share for the three months ended September 26, 2015 was negatively impacted by approximately $0.27 per share as a result of restructuring and non-cash charges recorded in connection with the Global Reorganization Plan and other charges primarily related to the settlement of certain litigation claims, all as previously discussed.

Six Months Ended September 26, 2015 Compared to Six Months Ended September 27, 2014
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Six Months Ended
	September 26, 2015	September 27, 2014	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$3,588	$3,702	$(114)	(3.1%)
Cost of goods sold(a)	(1,509)	(1,527)	18	(1.1%)
Gross profit	2,079	2,175	(96)	(4.4%)
Gross profit as % of net revenues	57.9%	58.8%		(90 bps)
Selling, general, and administrative expenses(a)	(1,661)	(1,624)	(37)	2.3%
SG&A expenses as % of net revenues	46.3%	43.9%		240 bps
Amortization of intangible assets	(12)	(13)	1	(9.1%)
Impairment of assets	(15)	(2)	(13)	NM
Restructuring and other charges	(65)	(6)	(59)	NM
Operating income	326	530	(204)	(38.5%)
Operating income as % of net revenues	9.1%	14.3%		(520 bps)
Foreign currency losses	(6)	(6)	—	NM
Interest expense	(8)	(9)	1	(5.0%)
Interest and other income, net	3	4	(1)	(24.6%)
Equity in losses of equity-method investees	(6)	(6)	—	NM
Income before provision for income taxes	309	513	(204)	(39.7%)
Provision for income taxes	(85)	(150)	65	(43.1%)
Effective tax rate(b)	27.6%	29.3%		(170 bps)
Net income	$224	$363	$(139)	(38.3%)
Net income per common share:
Basic	$2.60	$4.09	$(1.49)	(36.4%)
Diluted	$2.58	$4.05	$(1.47)	(36.3%)

(a)	Includes total depreciation expense of $139 million and $128 million for the six-month periods ended September 26, 2015 and September 27, 2014, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.
NM Not meaningful.
Net Revenues.    Net revenues decreased by $114 million, or 3.1%, to $3.588 billion for the six months ended September 26, 2015 from $3.702 billion for the six months ended September 27, 2014. On a constant currency basis, net revenues increased by $72 million, or 1.9%.

Net revenues for our three business segments, as well as a discussion of the changes in each segment's net revenues from the comparable prior year period, are provided below:

	Six Months Ended			% Change
	September 26, 2015	September 27, 2014	$ Change	As Reported	Constant Currency
	(millions)
Net Revenues:
Wholesale	$1,569	$1,651	$(82)	(5.0%)	(1.0%)
Retail	1,931	1,966	(35)	(1.8%)	4.2%
Licensing	88	85	3	4.0%	6.4%
Total net revenues	$3,588	$3,702	$(114)	(3.1%)	1.9%
Wholesale net revenues — Net revenues decreased $82 million, or 5.0%, during the six months ended September 26, 2015 as compared to the six months ended September 27, 2014, including net unfavorable foreign currency effects of $67 million, primarily related to the weakening of the Euro and the Canadian Dollar against the U.S. Dollar. On a constant currency basis, net revenues declined by $15 million, or 1.0%.
The $82 million decline in Wholesale net revenues was driven by:

•
a $66 million net decrease related to our business in the Americas, reflecting lower sales across all of our major apparel and accessories businesses, largely driven by the acceleration in the timing of certain shipments which occurred during the fourth quarter of Fiscal 2015, partially offset by increased revenues from our home business. The net decrease related to our business in the Americas also reflected net unfavorable foreign currency effects of $8 million due to the weakening of the Canadian Dollar against the U.S. Dollar; and

•
a $17 million net decrease related to our European business, reflecting net unfavorable foreign currency effects of $56 million, partially offset by increased sales across all of our major apparel and accessories businesses. On a constant currency basis, net revenues related to our European business increased by $39 million, or 14.8%.

Retail net revenues — Net revenues decreased $35 million, or 1.8%, during the six months ended September 26, 2015 as compared to the six months ended September 27, 2014, including net unfavorable foreign currency effects of $117 million, primarily related to the weakening of the Euro, the Japanese Yen, the Korean Won, and the Canadian Dollar against the U.S. Dollar. On a constant currency basis, net revenues increased by $82 million, or 4.2%.
The $35 million decline in Retail net revenues was driven by:

•
a $113 million, or 7%, net decline in consolidated comparable store sales, including net unfavorable foreign currency effects of $89 million. Our total comparable store sales decreased by $24 million, or 1%, on a constant currency basis, primarily driven by lower sales from certain retail stores, partially offset by an increase from our Ralph Lauren e-commerce operations. Comparable store sales related to our e-commerce operations increased by approximately 3% on a reported basis and 6% on a constant currency basis over the related prior period, and had a favorable impact on our total comparable store sales of approximately 1% to 2% on both a reported and constant currency basis. Our consolidated comparable store sales excluding e-commerce declined by approximately 8% to 9% on a reported basis and 2% to 3% on a constant currency basis.

This decline was partially offset by:

•
a $78 million, or 25.2%, net increase in non-comparable store sales, including net unfavorable foreign currency effects of $28 million. On a constant currency basis, non-comparable store sales increased by $106 million, or 34.4%, primarily driven by new global store openings and the expansion of our e-commerce operations within the past twelve months, which more than offset the impact of store closings.

Our global average store count increased by approximately 89 stores and concession shops during the six months ended September 26, 2015 compared with the six months ended September 27, 2014, due to new global store openings, primarily in Asia, partially offset by store closures.

Licensing revenues — Net revenues increased $3 million, or 4.0%, during the six months ended September 26, 2015 as compared to the six months ended September 27, 2014, including net unfavorable foreign currency effects of $2 million, primarily related to the weakening of the Euro and the Japanese Yen against the U.S. Dollar. On a constant currency basis, net revenues increased by $5 million, or 6.4%.
Gross Profit.    Gross profit decreased by $96 million, or 4.4%, to $2.079 billion for the six months ended September 26, 2015, from $2.175 billion for the six months ended September 27, 2014. Gross profit as a percentage of net revenues declined by 90 basis points to 57.9% for the six months ended September 26, 2015, from 58.8% for the six months ended September 27, 2014. This decline was primarily driven by unfavorable foreign currency effects, partially offset by increased profitability largely attributable to favorable geographic and channel mix, initial benefits from the Global Reorganization Plan, as well as lower sourcing costs compared to higher cost benchmarks in the prior year period.
Selling, General, and Administrative Expenses.    SG&A expenses increased by $37 million, or 2.3%, to $1.661 billion for the six months ended September 26, 2015, from $1.624 billion for the six months ended September 27, 2014. This increase included a net favorable foreign currency effect of $81 million, primarily related to the weakening of the Euro and the Japanese Yen against the U.S. Dollar. SG&A expenses as a percentage of net revenues increased to 46.3% for the six months ended September 26, 2015, from 43.9% in the six months ended September 27, 2014. The 240 basis point increase was primarily due to operating deleverage on lower net revenues due in part to unfavorable foreign currency effects, as previously discussed, and an increase in operating expenses in support of the continued investment in our retail businesses (which typically carry higher operating expense margins); increased investments in our facilities and infrastructure; and investments in new business initiatives. These increases were partially offset by our operational discipline and savings associated with our restructuring activities.
The $37 million net increase in SG&A expenses was driven by:

Six Months Ended September 26, 2015 Compared to Six Months Ended September 27, 2014
(millions)
SG&A expense category:
Consulting fees	$17
Compensation-related expenses(a)	12
Depreciation expense	11
Other	(3)
Total change in SG&A expenses	$37

(a)
Includes a $12 million increase in stock-based compensation expense, primarily related to the introduction of new vesting provisions for certain awards granted to retirement-eligible employees beginning in Fiscal 2016 (see Note 17 to the accompanying unaudited interim consolidated financial statements).

Amortization of Intangible Assets.    Amortization of intangible assets decreased by $1 million, or 9.1%, to $12 million for the six months ended September 26, 2015, from $13 million for the six months ended September 27, 2014. This decrease reflected the absence of expense in the current fiscal year-to-date period for certain customer relationship intangible assets that were fully amortized as of the end of Fiscal 2015.
Impairment of Assets. During the six months ended September 26, 2015, we recorded non-cash impairment charges of $15 million, primarily to write off certain fixed assets related to our domestic and international stores and shop-within-shops in connection with the Global Reorganization Plan. During the six months ended September 27, 2014, we recorded non-cash impairment charges of $2 million, primarily to write off certain fixed assets related to our European operations and domestic retail stores.
Restructuring and Other Charges. During the six months ended September 26, 2015, we recorded restructuring charges of $53 million in connection with the Global Reorganization Plan, consisting of severance and benefit costs, lease termination and store closure costs, and other cash charges. In addition, during the six months ended September 26, 2015, we recorded other charges of $12 million primarily related to the settlement of certain litigation claims. During the six months ended September 27, 2014, we recorded restructuring charges of $6 million, primarily related to severance and benefit costs associated with our retail and wholesale operations (see Note 9 to the accompanying unaudited interim consolidated financial statements).
Operating Income.    Operating income decreased by $204 million, or 38.5%, to $326 million for the six months ended September 26, 2015, from $530 million for the six months ended September 27, 2014. This decrease included $71 million of restructuring and non-cash charges recorded in connection with the Global Reorganization Plan, as well as other charges of $12 million primarily related to the settlement of certain litigation claims, as previously discussed. This decrease also included a net unfavorable foreign currency effect of $73 million, primarily related to the weakening of the Euro and the Canadian Dollar against the U.S. Dollar. Operating income as a percentage of net revenues declined 520 basis points to 9.1% for the six months ended September 26, 2015, from 14.3% for the six months ended September 27, 2014. The overall decline in operating income as a percentage of net revenues was primarily driven by the decrease in our gross profit margin and the increase in SG&A expenses as a percentage of net revenues, both of which are inclusive of unfavorable foreign currency effects, as well as the increase in restructuring and other charges and impairment of assets, all as previously discussed.
Operating income and margin for each of our three reportable segments are provided below:

	Six Months Ended
	September 26, 2015		September 27, 2014
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
Wholesale	$384	24.4%	$427	25.9%	$(43)	(150 bps)
Retail	233	12.0%	305	15.5%	(72)	(350 bps)
Licensing	78	89.0%	78	91.4%	—	(240 bps)
	695		810		(115)
Unallocated corporate expenses	(304)		(274)		(30)
Unallocated restructuring and other charges	(65)		(6)		(59)
Total operating income	$326	9.1%	$530	14.3%	$(204)	(520 bps)
Wholesale operating margin declined by 150 basis points, primarily due to the unfavorable impact of 50 basis points related to decreased profitability in our core wholesale businesses, largely attributable to the impact of a more competitive domestic retail environment, partially offset by improved performance of certain of our international operations. The remaining decline in Wholesale operating margin was primarily attributable to net unfavorable foreign currency effects of 60 basis points, as well as a 40 basis point decline attributable to non-cash charges recorded in connection with the Global Reorganization Plan.
Retail operating margin declined by 350 basis points, primarily attributable to net unfavorable foreign currency effects of 140 basis points, as well as the unfavorable impact of 140 basis points related to decreased profitability in our core retail businesses, largely driven by an increase in SG&A expenses as a percentage of net revenues. The remaining 70 basis point decline in Retail operating margin was attributable to non-cash charges recorded in connection with the Global Reorganization Plan.
Licensing operating margin declined by 240 basis points, primarily due to an increase in SG&A expenses as a percentage of net revenues.
Unallocated corporate expenses increased by $30 million, primarily due to higher compensation-related costs of $30 million, largely related to the introduction of new vesting provisions for certain stock-based compensation awards granted to retirement-eligible employees beginning in Fiscal 2016, as previously discussed, and higher consulting fees of $16 million. These increases were partially offset by a decline in other operating expenses of $16 million.
Unallocated restructuring and other charges increased by $59 million to $65 million during the six months ended September 26, 2015, from $6 million during the six months ended September 27, 2014, as previously described and in Note 9 to the accompanying unaudited interim consolidated financial statements.

Non-operating Expense, net. Non-operating expense, net remained flat at $17 million during the six-month periods ended September 26, 2015 and September 27, 2014.
Provision for Income Taxes.    The provision for income taxes decreased by $65 million, or 43.1%, to $85 million for the six months ended September 26, 2015, from $150 million for the six months ended September 27, 2014. The decrease in the provision for income taxes was primarily due to the decline in pretax income, coupled with a decrease in our reported effective tax rate of 170 basis points, to 27.6% for the six months ended September 26, 2015, from 29.3% for the six months ended September 27, 2014. The lower effective tax rate for the six months ended September 26, 2015 was primarily due to income tax benefits resulting from the expiration of statutes of limitations and a change to the assessment period associated with certain tax liabilities, partially offset by the absence of tax benefits derived from the legal entity restructuring of certain of our foreign operations during Fiscal 2015.
Net Income.    Net income declined by $139 million, or 38.3%, to $224 million for the six months ended September 26, 2015, from $363 million for the six months ended September 27, 2014. The decline in net income was primarily due to the $204 million decrease in operating income, which is inclusive of unfavorable foreign currency effects, partially offset by the $65 million reduction in our provision for income taxes, as previously discussed. Our operating results during the six months ended September 26, 2015 were also negatively impacted by $71 million of pretax restructuring and non-cash charges recorded in connection with the Global Reorganization Plan, as well as $12 million of other charges primarily related to the settlement of certain litigation claims, which together had an after-tax effect of reducing net income by $55 million.
Net Income per Diluted Share.    Net income per diluted share declined by $1.47, or 36.3%, to $2.58 per share for the six months ended September 26, 2015, from $4.05 per share for the six months ended September 27, 2014. The decline was due to lower net income, as previously discussed, partially offset by lower weighted-average diluted shares outstanding during the six months ended September 26, 2015 driven by our share repurchases over the last twelve months. Net income per diluted share for the six months ended September 26, 2015 was negatively impacted by approximately $0.62 per share as a result of restructuring and non-cash charges recorded in connection with the Global Reorganization Plan and other charges primarily related to the settlement of certain litigation claims, all as previously discussed.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of September 26, 2015 and March 28, 2015:

	September 26, 2015	March 28, 2015	$ Change
	(millions)
Cash and cash equivalents	$380	$500	$(120)
Short-term investments	746	644	102
Non-current investments(a)	8	8	—
Short-term debt	(130)	(234)	104
Long-term debt(b)	(597)	(298)	(299)
Net cash and investments(c)	$407	$620	$(213)
Equity	$3,811	$3,891	$(80)

(a)	Recorded within other non-current assets in our consolidated balance sheets.

(b)	See Note 11 to the accompanying unaudited interim consolidated financial statements for discussion of the carrying value of our long-term debt as of September 26, 2015 and March 28, 2015.

(c)	"Net cash and investments" is defined as cash and cash equivalents, plus short-term and non-current investments, less total debt.

The decline in our net cash and investments position at September 26, 2015 as compared to March 28, 2015 was primarily due to our use of cash to support Class A common stock repurchases of $299 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to invest in our business through $202 million in capital expenditures, and to make cash dividend payments of $86 million, partially offset by our operating cash flows of $366 million.
The decline in equity was primarily attributable to our share repurchase activity and dividends declared, partially offset by our comprehensive income and the net impact of stock-based compensation arrangements during the six months ended September 26, 2015.
Cash Flows
The following table details our cash flows for the six-month periods ended September 26, 2015 and September 27, 2014:

	Six Months Ended
	September 26, 2015	September 27, 2014	$ Change
	(millions)
Net cash provided by operating activities	$366	$275	$91
Net cash used in investing activities	(311)	(440)	129
Net cash used in financing activities	(176)	(125)	(51)
Effect of exchange rate changes on cash and cash equivalents	1	(24)	25
Net decrease in cash and cash equivalents	$(120)	$(314)	$194
Net Cash Provided by Operating Activities.    Net cash provided by operating activities increased to $366 million during the six months ended September 26, 2015, as compared to $275 million during the six months ended September 27, 2014. The $91 million net increase in cash provided by operating activities was primarily due to a net favorable change related to our operating assets and liabilities, including our working capital, partially offset by a decline in net income before non-cash charges. The net increase related to our working capital was primarily driven by favorable changes in our accounts receivable and accounts payable and accrued liabilities balances, primarily related to the timing of cash collections and payments, respectively.
Net Cash Used in Investing Activities.    Net cash used in investing activities was $311 million during the six months ended September 26, 2015, as compared to $440 million during the six months ended September 27, 2014. The $129 million net decrease in cash used in investing activities was primarily driven by a $169 million decline in cash used to purchase investments, less proceeds from sales and maturities of investments. During the six months ended September 26, 2015, we made net investment purchases of $92 million, as compared to net investment purchases of $261 million during the six months ended September 27, 2014.
The above decrease in cash used in investing activities was partially offset by a $26 million increase in capital expenditures. During the six months ended September 26, 2015, we spent $202 million on capital expenditures, as compared to $176 million during the six months ended September 27, 2014. Our capital expenditures during the six months ended September 26, 2015 primarily related to our global retail store expansion, department store renovations, enhancements to our global information technology systems, and further development of our infrastructure.
Net Cash Used in Financing Activities.    Net cash used in financing activities was $176 million during the six months ended September 26, 2015, as compared to $125 million during the six months ended September 27, 2014. The $51 million net increase in cash used in financing activities was primarily driven by:

•
an $18 million increase in cash used to repurchase shares of our Class A common stock. During the six months ended September 26, 2015, we used $280 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $19 million in shares of Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our 1997 Long-Term Stock Incentive Plan, as amended (the "1997 Incentive Plan") and our Amended and Restated 2010 Long-Term Stock Incentive Plan (the "2010 Incentive Plan"). On a comparative basis, during the six months ended September 27, 2014, we used $250 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $31 million in shares of Class A common stock were surrendered or withheld for taxes;

51

•
a $15 million decrease in proceeds from debt issuances, less cash used to repay debt. During the six months ended September 26, 2015, we received $299 million in proceeds from our issuance of the 2.625% Senior Notes (as defined within "Senior Notes" below) in August 2015, which was partially offset by net repayments of $104 million related to our Commercial Paper Program (as defined within "Commercial Paper" below). On a comparative basis, during the six months ended September 27, 2014, we received net proceeds of $210 million related to our Commercial Paper Program; and

•
a $7 million increase in cash used to pay dividends, primarily due to an increase to the quarterly cash dividend on our common stock from $0.45 per share to $0.50 per share. During the six months ended September 26, 2015, we used $86 million to pay dividends, as compared to $79 million during the six months ended September 27, 2014.

Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, availability under our Global Credit Facility and Pan-Asia Credit Facilities (both as defined below), our Commercial Paper Program (as defined below), our available cash and cash equivalents and short-term investments, and other available financing options. As of September 26, 2015, we had $1.126 billion in cash, cash equivalents, and short-term investments, of which $1.101 billion were held by our subsidiaries domiciled outside the U.S. We are not dependent on foreign cash to fund our domestic operations and do not expect to repatriate these balances to meet our domestic cash needs. However, if our plans change and we choose to repatriate any funds to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.
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
As discussed in the "Debt and Covenant Compliance" section below, we had $130 million in commercial paper notes outstanding as of September 26, 2015. We had no borrowings outstanding under our Global Credit Facility or Pan-Asia Credit Facilities as of September 26, 2015.
We believe that our Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of September 26, 2015, there were nine financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 20%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Global Credit Facility and the Pan-Asia Credit Facilities in the event of our election to draw funds in the foreseeable future.
Common Stock Repurchase Program
A summary of our repurchases of Class A common stock under our common stock repurchase program is presented below:

	Six Months Ended
	September 26, 2015	September 27, 2014
	(millions)
Cost of shares repurchased	$280	$250
Number of shares repurchased	2.2	1.6
As of September 26, 2015, the remaining availability under our Class A common stock repurchase program was approximately $300 million, reflecting the May 12, 2015 approval by our Board of Directors to expand the program by up to an additional $500 million of Class A common stock repurchases. Repurchases of shares of Class A common stock are subject to overall business and market conditions.

In addition, during each of the six-month periods ended September 26, 2015 and September 27, 2014, 0.2 million shares of Class A common stock, at a cost of $19 million and $31 million, respectively, were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under the 1997 Incentive Plan and the 2010 Incentive Plan.
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.
Dividends
Since 2003, we have maintained a regular quarterly cash dividend program on our common stock. On February 3, 2015, our Board of Directors approved an increase to the quarterly cash dividend on our common stock from $0.45 per share to $0.50 per share. The second quarter Fiscal 2016 dividend of $0.50 per share was declared on September 14, 2015, was payable to stockholders of record at the close of business on September 25, 2015, and was paid on October 9, 2015. Dividends paid amounted to $86 million and $79 million during the six-month periods ended September 26, 2015 and September 27, 2014, respectively.
We intend to continue to pay regular quarterly dividends on our outstanding common stock. However, any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on our results of operations, cash requirements, financial condition, and other factors that the Board of Directors may deem relevant.
Debt and Covenant Compliance
Senior Notes
In September 2013, we completed a registered public debt offering and issued $300 million aggregate principal amount of unsecured senior notes due September 26, 2018, which bear interest at a fixed rate of 2.125%, payable semi-annually (the "2.125% Senior Notes"). The 2.125% Senior Notes were issued at a price equal to 99.896% of their principal amount. The proceeds from this offering were used for general corporate purposes, including repayment of the previously outstanding €209 million principal amount of 4.5% Euro-denominated notes, which matured on October 4, 2013.
In August 2015, we completed a second registered public debt offering and issued an additional $300 million aggregate principal amount of unsecured senior notes due August 18, 2020, which bear interest at a fixed rate of 2.625%, payable semi-annually (the "2.625% Senior Notes"). The 2.625% Senior Notes were issued at a price equal to 99.795% of their principal amount. The proceeds from this offering were used for general corporate purposes.
The indenture and supplemental indentures governing the 2.125% Senior Notes and 2.625% Senior Notes (as supplemented, the "Indenture") contain certain covenants that restrict our ability, subject to specified exceptions, to incur certain liens; enter into sale and leaseback transactions; consolidate or merge with another party; or sell, lease, or convey all or substantially all of our property or assets to another party. However, the Indenture does not contain any financial covenants.
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
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility, as defined below, and may be used to support our general working capital and corporate needs. Maturities of commercial paper notes vary, but cannot exceed 397 days from the date of issuance. Commercial paper notes issued under the Commercial Paper Program rank equally with our other forms of unsecured indebtedness. As of September 26, 2015, we had $130 million in borrowings outstanding under our Commercial Paper Program, with a weighted-average annual interest rate of 0.22% and a weighted-average remaining term of 20 days.

Revolving Credit Facilities
Global Credit Facility
In February 2015, we entered into an amended and restated credit facility that provides for a $500 million senior unsecured revolving line of credit through February 11, 2020 (the "Global Credit Facility") under terms and conditions substantially similar to those previously in effect. The Global Credit Facility is also used to support the issuance of letters of credit and the maintenance of the Commercial Paper Program. Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and other currencies, including Euros, Hong Kong Dollars, and Japanese Yen. We have the ability to expand our borrowing availability under the Global Credit Facility to $750 million, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. As of September 26, 2015, there were no borrowings outstanding under the Global Credit Facility and we were contingently liable for $9 million of outstanding letters of credit.
The Global Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make certain investments. The Global Credit Facility also requires us to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the "leverage ratio") of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus eight times consolidated rent expense for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, and (iv) consolidated rent expense. As of September 26, 2015, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility.
Pan-Asia Credit Facilities
Certain of our subsidiaries in Asia have uncommitted credit facilities with regional branches of JPMorgan Chase (the "Banks") in China, Malaysia, South Korea, and Taiwan (the "Pan-Asia Credit Facilities"). These credit facilities are subject to annual renewal and may be used to fund general working capital and corporate needs of our operations in the respective countries. Our subsidiaries' borrowings under the Pan-Asia Credit Facilities are guaranteed by the parent company. The Pan-Asia Credit Facilities do not contain any financial covenants. As of September 26, 2015, the Pan-Asia Credit Facilities provided for revolving lines of credit of up to $31 million, granted at the sole discretion of the Banks, subject to availability of the Banks' funds and satisfaction of certain regulatory requirements. As of September 26, 2015, there were no borrowings outstanding under any of the Pan-Asia Credit Facilities.
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
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts will fail to meet their contractual obligations. To mitigate this counterparty credit risk, we have a policy of only entering into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. Our established policies and procedures for mitigating credit risk from derivative transactions include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties, when possible, to mitigate credit risk associated with our derivative instruments. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of September 26, 2015. However, we do have in aggregate approximately $33 million of derivative instruments in net asset positions with seven creditworthy financial institutions.
Foreign Currency Risk Management
We manage our exposure to changes in foreign currency exchange rates through the use of forward foreign currency exchange contracts. Refer to Note 13 to the accompanying unaudited interim consolidated financial statements for a summary of the notional amounts and fair values of our forward foreign currency exchange contracts outstanding as of September 26, 2015.
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
Cross-Currency Swap Contract
During the first quarter of Fiscal 2016, we entered into a €280 million notional amount pay-floating rate, receive-floating rate cross-currency swap which we designated as a hedge of our net investment in certain of our European subsidiaries (the "Cross-Currency Swap"). The Cross-Currency Swap, which matures on September 26, 2018, swaps a USD-based variable interest rate based on the 3-month London Interbank Offered Rate ("LIBOR") plus a fixed spread for a Euro-based variable interest rate based on the 3-month Euro Interbank Offered Rate plus a fixed spread. As a result, the Cross-Currency Swap, in conjunction with the Interest Rate Swap (as defined below), economically converted our $300 million fixed-rate 2.125% Senior Notes to a €280 million floating-rate Euro-denominated liability.
As of September 26, 2015, there have been no other significant changes in our foreign currency exposures, or in the types of derivative instruments used to hedge such exposures. See Note 3 to the accompanying unaudited interim consolidated financial statements for further discussion of our foreign currency exposures, and the types of derivative instruments used to hedge those exposures.
Interest Rate Risk Management
During the first quarter of Fiscal 2016, we entered into a pay-floating rate, receive-fixed rate interest rate swap contract which we designated as a hedge against changes in the fair value of our 2.125% Senior Notes attributed to changes in the benchmark interest rate (the "Interest Rate Swap"). The Interest Rate Swap, which matures on September 26, 2018, has an aggregate notional amount of $300 million and swaps the fixed interest rate on our 2.125% Senior Notes for a variable interest rate based on the 3-month LIBOR plus a fixed spread.
Investment Risk Management
As of September 26, 2015, we had cash and cash equivalents on-hand of $380 million, consisting of deposits in interest bearing accounts and invested in money market funds and time deposits with original maturities of 90 days or less. Our other significant investments included $746 million of short-term investments, consisting of time deposits with original maturities greater than 90 days, and $44 million of restricted cash placed in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters.

We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed further below. Our investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in our investment policy. See Note 13 to the accompanying unaudited interim consolidated financial statements for further detail of the composition of our investment portfolio as of September 26, 2015.
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
Goodwill Impairment Assessment
We performed our annual goodwill impairment assessment using a qualitative approach as of the beginning of the second quarter of Fiscal 2016. In performing the assessment, we identified and considered the significance of relevant key factors, events, and circumstances that affected the fair values and/or carrying amounts of our reporting units. These factors included external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as our actual and planned financial performance. Additionally, the results of our most recent quantitative goodwill impairment test indicated that the fair values of our reporting units significantly exceeded their respective carrying values. Based on the results of our qualitative goodwill impairment assessment, we concluded that it is not more likely than not that the fair values of our reporting units are less than their respective carrying values, and there were no reporting units at risk of impairment.
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
The Company carried out an evaluation based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level as of September 26, 2015. Except as discussed below, there has been no change in the Company's internal control over financial reporting during the fiscal quarter ended September 26, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
As the phased implementation of this system occurs, we are experiencing certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect SAP to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve. For a discussion of risks related to the implementation of new systems, see Item 1A — "Risk Factors — Risks Related to Our Business — Risks and uncertainties associated with the implementation of information systems may negatively impact our business" in the Fiscal 2015 10-K.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Reference is made to the information disclosed under Item 3 — "Legal Proceedings" in the Fiscal 2015 10-K, in addition to the information disclosed under Part II, Item 1 — "Legal Proceedings" in each of our prior Quarterly Reports on Form 10-Q filed in the fiscal year ending April 2, 2016.
We are involved, from time to time, in litigation, other legal claims, and proceedings involving matters associated with or incidental to our business, including, among other things, matters involving credit card fraud, trademark and other intellectual property, licensing, importation and exportation of products, taxation, unclaimed property, and employee relations. We believe at present that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our consolidated financial statements. However, our assessment of any litigation or other legal claims could potentially change in light of the discovery of facts not presently known or determinations by judges, juries, or other finders of fact which are not in accord with management's evaluation of the possible liability or outcome of such litigation or claims.

Item 1A.	Risk Factors.
The Fiscal 2015 10-K contains a detailed discussion of certain risk factors that could materially adversely affect the Company's business, operating results, and/or financial condition. The following information amends, updates, and should be read in conjunction with the risk factors and information disclosed in the Fiscal 2015 10-K.
Recent changes in our executive and senior management team may be disruptive to, or cause uncertainty in, our business, results of operations, financial condition, and the market price of our common stock.
Effective on November 2, 2015, Mr. Ralph Lauren was appointed Executive Chairman and Chief Creative Officer and Mr. Stefan Larsson was appointed President and Chief Executive Officer and became a member of our Board of Directors. In addition to these recent changes, certain members of our executive and senior management team have departed, and we plan to continue to implement other management changes in connection with our transition to a global brand management operating structure. These changes in our executive and senior management team may be disruptive to, or cause uncertainty in, our business. The departure of certain key executives and the failure to ensure a smooth transition and effective transfer of knowledge involving senior employees could hinder our strategic planning and execution. Any such disruption or uncertainty could have a material adverse impact on our results of operations, financial condition, and the market price of our common stock.

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
No shares of the Company's Class B common stock were converted into Class A common stock during the fiscal quarter ended September 26, 2015.

(b)	Not Applicable

(c)	Stock Repurchases
The following table sets forth the repurchases of shares of the Company's Class A common stock during the fiscal quarter ended September 26, 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(a)
				(millions)
June 28, 2015 to July 25, 2015	—	$—	—	$430
July 26, 2015 to August 22, 2015	840,908	118.90	840,908	330
August 23, 2015 to September 26, 2015	274,324	109.39	274,324	300
	1,115,232		1,115,232

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
4.1
Second Supplemental Indenture, dated as of August 18, 2015, by and between Ralph Lauren Corporation and Wells Fargo Bank, National Association (filed as Exhibit 4.2 to the Form 8-K dated August 13, 2015).

10.1
Amendment No. 2 to the Amended and Restated Employment Agreement, dated as of September 25, 2015, between Ralph Lauren Corporation and Ralph Lauren (filed as Exhibit 10.1 to the Form 8-K dated September 25, 2015).†

10.2	Employment Agreement, dated as of September 25, 2015, between Ralph Lauren Corporation and Stefan Larsson (filed as Exhibit 10.2 to the Form 8-K dated September 25, 2015).†
10.3	Employment Separation Agreement and Release, between Ralph Lauren Corporation and Mitchell A. Kosh (filed as Exhibit 10.1 to the Form 8-K dated October 1, 2015).†
10.4	Employment Separation Agreement and Release, between Ralph Lauren Corporation and Jackwyn Nemerov (filed as Exhibit 10.1 to the Form 8-K dated October 21, 2015).†
12.1*	Computation of Ratio of Earnings to Fixed Charges.
31.1*	Certification of Ralph Lauren, Executive Chairman and Chief Creative Officer, pursuant to 17 CFR 240.13a-14(a).
31.2*	Certification of Robert L. Madore, Senior Vice President and Chief Financial Officer, pursuant to 17 CFR 240.13a-14(a).
32.1*	Certification of Ralph Lauren, Executive Chairman and Chief Creative Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Robert L. Madore, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at September 26, 2015 and March 28, 2015, (ii) the Consolidated Statements of Income for the three-month and six-month periods ended September 26, 2015 and September 27, 2014, (iii) the Consolidated Statements of Comprehensive Income for the three-month and six-month periods ended September 26, 2015 and September 27, 2014, (iv) the Consolidated Statements of Cash Flows for the six-month periods ended September 26, 2015 and September 27, 2014, and (v) the Notes to the Consolidated Financial Statements.

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

Date: November 5, 2015

