Form 10-K
period 2016-04-02
RALPH LAUREN CORP
filed 2016-05-19
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 2, 2016
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
The aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant was approximately $6,341,781,793 as of September 25, 2015, the last business day of the registrant's most recently completed second fiscal quarter based on the closing price of the common stock on the New York Stock Exchange.

At May 13, 2016, 57,020,766 shares of the registrant's Class A common stock, $.01 par value and 25,881,276 shares of the registrant's Class B common stock, $.01 par value were outstanding.
Part III incorporates information from certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended April 2, 2016.

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

•
our ability to achieve anticipated operating enhancements and/or cost reductions from our restructuring plans, which could include the potential sale, discontinuance, or consolidation of certain of our brands;

•	our ability to successfully implement our growth strategies and to capitalize on our repositioning initiatives in certain brands, regions, and merchandise categories;

•	our efforts to improve the efficiency of our distribution system and to continue to enhance, upgrade, and/or transition our global information technology systems and our global e-commerce platform;

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

•
the impact of the volatile state of the global economy, stock markets, and other global economic conditions on us, our customers, our suppliers, and our vendors and on our ability and their ability to access sources of liquidity;

•
the impact to our business resulting from changes in consumers' ability or preferences to purchase premium lifestyle products that we offer for sale and our ability to forecast consumer demand, which could result in either a build-up or shortage of inventory;

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

•	our ability to continue to expand or grow our business internationally and the impact of related changes in our customer, channel, and geographic sales mix as a result;

•	changes in our tax obligations and effective tax rates;

•	changes in the business of, and our relationships with, major department store customers and licensing partners;

•	our intention to introduce new products or enter into or renew alliances and exclusive relationships;

•
our ability to access sources of liquidity to provide for our cash needs, including our debt obligations, payment of dividends, capital expenditures, and potential repurchases of our Class A common stock;

•	our ability to open new retail stores, concession shops, and e-commerce sites in an effort to expand our direct-to-consumer presence;

•	our ability to make certain strategic acquisitions and successfully integrate the acquired businesses into our existing operations;

•	the impact to our business resulting from potential costs and obligations related to the early termination of our long-term, non-cancellable leases;

•	the potential impact to the trading prices of our securities if our Class A common stock share repurchase activity and/or cash dividend rate differs from investors' expectations;

•	our ability to maintain our credit profile and ratings within the financial community; and

•	the potential impact on our operations and on our suppliers and customers resulting from natural or man-made disasters.
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
In this Form 10-K, references to "Ralph Lauren," "ourselves," "we," "our," "us," and the "Company" refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. Due to the collaborative and ongoing nature of our relationships with our licensees, such licensees are sometimes referred to in this Form 10-K as "licensing alliances." Our fiscal year ends on the Saturday closest to March 31. All references to "Fiscal 2017" represent the 52-week fiscal year ending April 1, 2017. All references to "Fiscal 2016" represent the 53-week fiscal year ended April 2, 2016. All references to "Fiscal 2015" represent the 52-week fiscal year ended March 28, 2015. All references to "Fiscal 2014" represent the 52-week fiscal year ended March 29, 2014.

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
We operate in three distinct but integrated segments: Wholesale, Retail, and Licensing. Our Wholesale business, representing approximately 45% of our Fiscal 2016 net revenues, consists of sales made principally to major department stores and specialty stores around the world. Our Retail business, representing approximately 53% of our Fiscal 2016 net revenues, consists of sales made directly to consumers through our integrated retail channel, which includes our retail stores, concession-based shop-within-shops, and e-commerce operations around the world. Our Licensing business, representing approximately 2% of our Fiscal 2016 net revenues, consists of royalty-based arrangements under which we license to unrelated third parties for specified periods the right to operate retail stores and/or to use our various trademarks in connection with the manufacture and sale of designated products, such as certain apparel, eyewear, fragrances, and home furnishings. Approximately 37% of our Fiscal 2016 net revenues were earned outside of the U.S. See Note 21 to the accompanying audited consolidated financial statements for a summary of net revenues, operating income, and total assets by reportable segment, as well as net revenues and long-lived assets by geographic location.
Over the past five fiscal years, our sales have grown by approximately 8% to $7.405 billion in Fiscal 2016 from $6.860 billion in the fiscal year ended March 31, 2012. This growth has been attributable to both our acquisitions and organic growth. We have diversified our business by channels of distribution, price point, and target consumer, as well as by geography. Our global reach is extensive, with merchandise available through our wholesale distribution channels at over 13,000 different retail locations worldwide. We also sell directly to customers throughout the world via our 493 retail stores and 583 concession-based shop-within-shops, as well as through our various e-commerce sites. In addition to our directly-operated stores and shops, our international licensing partners operate 93 Ralph Lauren stores, 42 Ralph Lauren concession shops, and 133 Club Monaco stores and shops.
We continue to invest in our business. Over the past five fiscal years, we have invested approximately $1.849 billion for acquisitions and capital improvements, primarily funded through strong operating cash flow. We intend to continue to pursue select investment initiatives, which include expanding our presence internationally, extending our direct-to-consumer reach, expanding our accessories and other product and brand offerings, and investing in our operational infrastructure. See "Objectives and Opportunities" for further discussion of our opportunities for growth.
We also continue to return value to our shareholders through our common stock share repurchases and payment of quarterly cash dividends. Over the past five fiscal years, the cost of shares of Class A common stock repurchased pursuant to our common stock repurchase program was approximately $2.373 billion and dividends paid amounted to approximately $679 million.
We have been controlled by the Lauren family since the founding of our Company. As of April 2, 2016, Mr. R. Lauren, or entities controlled by the Lauren family, held approximately 82% of the voting power of the Company's outstanding common stock.
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
Objectives and Opportunities
Our core strengths include a portfolio of global premium lifestyle brands, a proven ability to develop and extend the distribution of our brands through multiple channels in global markets, a disciplined investment philosophy supported by a strong balance sheet, and an experienced management team. Despite the various risks and uncertainties associated with the current global economic environment, as discussed further in Item 7 — "Management's Discussion and Analysis of Financial Condition and Results of Operations — Current Trends and Outlook," we believe our core strengths will allow us the opportunity to execute our initiatives for long-term sustainable growth in revenue, net income, and operating cash flow.
As our business has grown, our portfolio mix and brand control have evolved from primarily that of a mono-brand U.S.-centric menswear wholesaler with a broad array of product and geographic licenses to that of a portfolio of lifestyle brands with a "direct control" model over most of our brands, products, and international territories. We believe that this broader and better-diversified portfolio mix positions us for ongoing growth, allowing us to offer our customers a range of products, price points, and channels of distribution. We operate our retail business using an omni-channel retailing strategy that seeks to deliver an integrated shopping experience to our customers. We believe that our size and the global scope of our operations favorably position us to take advantage of synergies in design, sourcing, and distribution across our different businesses.
While balancing our key long-term strategic objectives with our near-term priorities, we intend to continue to pursue select opportunities for growth during the course of Fiscal 2017 and beyond. These opportunities and continued investment initiatives include:

•	International Growth;

•	Direct-to-Consumer Growth;

•	Product Innovation and Brand Extension Growth;

•	Investment in Operational Infrastructure;

•	Global Talent Development and Management; and

•	Strong Financial Management and Cash Flow Reinvestment.
In addition, we continue to develop and work towards finalizing our strategic growth plan for Fiscal 2017 and beyond, which once completed may result in modifications to the opportunities and investment initiatives described above.
Recent Developments
Global Reorganization Plan
On May 12, 2015, our Board of Directors approved a reorganization and restructuring plan comprised of the following major actions: (i) the reorganization of the Company from its historical channel and regional structure to an integrated global brand-based operating structure, which will streamline our business processes to better align our cost structure with our long-term growth strategy; (ii) a strategic store and shop-within-shop performance review conducted by region and brand; (iii) a targeted corporate functional area review; and (iv) the consolidation of certain of our luxury lines (collectively, the "Global Reorganization Plan"). The Global Reorganization Plan has resulted in a reduction in workforce and the closure of certain stores and shop-within-shops. Actions associated with the Global Reorganization Plan were substantially completed during Fiscal 2016 and are expected to result in improved operational efficiencies by reducing annual operating expenses by approximately $125 million.
In connection with the Global Reorganization Plan, we recorded total charges of $142 million during Fiscal 2016 (see Notes 10 and 11 to the accompanying audited consolidated financial statements) and expect to incur additional charges of approximately $5 million during Fiscal 2017.

In addition, we continue to develop and work towards finalizing our strategic growth plan for Fiscal 2017 and beyond, which once completed will likely result in additional restructuring activities and related charges.
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
We combine consumer insight with our design, marketing, and imaging skills to offer, along with our licensing alliances, broad lifestyle product collections with a unified vision:

•
Apparel — Our apparel products include extensive collections of men's, women's, and children's clothing, which are sold under various brand names, including Ralph Lauren Collection, Ralph Lauren Purple Label, Polo Ralph Lauren, Polo Sport, Double RL, Lauren Ralph Lauren, Ralph by Ralph Lauren, Polo and RLX Golf, Polo Ralph Lauren Children, Denim & Supply Ralph Lauren, Chaps, Club Monaco, and American Living, among others;

•
Accessories — Our accessories products encompass a broad range for both men and women, including footwear, eyewear, watches, fine jewelry, hats, belts, and leather goods, including handbags and luggage, which are sold under various brand names, including Ralph Lauren Collection, Ralph Lauren Purple Label, Double RL, Polo Ralph Lauren, Lauren Ralph Lauren, Polo Ralph Lauren Children, and Club Monaco, among others;

•	Home — Our coordinated home products include bedding and bath products, furniture, fabric and wallpaper, lighting, paint, tabletop, and giftware;

•
Fragrance — Our fragrance products capture the essence of Ralph Lauren's men's and women's brands with numerous labels, designed to appeal to a variety of audiences. Women's fragrance products are sold under our Safari, Ralph Lauren Blue, Lauren, Romance collection, RALPH collection, and Big Pony collection brands. Men's fragrance products are sold under our Safari, Polo Sport, Polo Green, Polo Blue, Polo Blue Sport, Purple Label, Polo Black, Double Black, Big Pony collection, Polo Red collection, and Polo Supreme Oud brands; and

•
Restaurants — Our restaurants translate Mr. R. Lauren's distinctive vision into places to gather with family and friends to enjoy fine food. Our restaurants include The Polo Bar and Ralph’s Coffee located in New York City, RL Restaurant located in Chicago, and Ralph’s located in Paris.

Our lifestyle brand image is reinforced by our distribution through our stores and concession-based shop-within-shops, our wholesale channels of distribution, our global e-commerce sites, and our Ralph Lauren restaurants. We organize our brands into the following six distinct global brand groups:

1.	Ralph Lauren Luxury — Our Ralph Lauren Luxury global brand group includes:
Ralph Lauren Collection and Ralph Lauren Purple Label. The runway sets the stage for each season's Ralph Lauren Collection designs, which includes handmade evening gowns with exquisite detail and refined, hand-tailored suitings. For men, Ralph Lauren Purple Label offers refined suitings, custom tailored made-to-measure suits, and sophisticated sportswear, as well as benchmade footwear and made-to-order dress furnishings, accessories, and luggage. Ralph Lauren Collection and Ralph Lauren Purple Label are available in Ralph Lauren stores around the world, an exclusive selection of the finest specialty stores, and online at our Ralph Lauren e-commerce sites, including RalphLauren.com.
Double RL. Founded in 1993 and named after Ralph Lauren and his wife Ricky's "RRL" ranch in Colorado, Double RL for men and women offers a mix of selvedge denim, vintage apparel, sportswear, and accessories, with roots in workwear and military gear. Double RL is available at Double RL stores, at select Ralph Lauren stores, and an exclusive selection of the finest specialty stores around the world, as well as online at our Ralph Lauren e-commerce sites, including RalphLauren.com.

Ralph Lauren Watches and Fine Jewelry. In 2008, Ralph Lauren, together with internationally renowned luxury group Compagnie Financière Richemont SA, launched a premier collection of timepieces through the Ralph Lauren Watch & Jewelry Co. The four pillar collections – the iconic Ralph Lauren Stirrup, the refined Ralph Lauren Slim Classique, the Ralph Lauren Sporting, and the 867 Collection – embody Mr. Ralph Lauren's passion for impeccable quality and exquisite design. The Ralph Lauren Watch & Jewelry Co. also offers premier collections of fine jewelry, including the Ralph Lauren Diamond Link Collection, Ralph Lauren Equestrian Collection, and Ralph Lauren Chunky Chains Collection, all capturing the glamour and craftsmanship of Ralph Lauren's most luxurious designs. Ralph Lauren watches and fine jewelry are available at select Ralph Lauren stores and flagship locations around the world. A selection of watches is also available online at RalphLauren.com and the finest watch retailers.

2.	Polo Ralph Lauren — Our Polo Ralph Lauren global brand group includes:
Polo Ralph Lauren. Men's Polo combines Ivy League classics and time-honored English haberdashery with downtown styles and all-American sporting looks in sportswear and tailored clothing. Women's Polo is targeted towards the young, modern girl and mixes romantic bohemian style with cool sportiness. Polo's signature aesthetic includes our renowned polo player logo. Men's and Women's Polo apparel and accessories are available in Polo and Ralph Lauren stores around the world, better department and specialty stores, and online at our Ralph Lauren e-commerce sites, including RalphLauren.com.
Polo Sport. Polo Sport is our next evolution of modern activewear for men, women, and children. In 2014, we debuted the PoloTech™ shirt, featuring groundbreaking smart fabric technology that captures robust biometrics from the wearer. Polo Sport is available at select Polo and Ralph Lauren stores, better department stores, and online at our e-commerce sites, including RalphLauren.com.
Polo and RLX Golf. Tested and worn by top-ranked professional golfers, Polo and RLX Golf for men and women define excellence in the world of golf. With a sharpened focus on the needs of the modern player but rooted in the rich design tradition of Ralph Lauren, the Golf collections combine state-of-the-art performance wear with luxurious finishing touches. Over the years, Polo and RLX Golf have been proud to sponsor Tom Watson, Davis Love III, Jonathan Byrd, Justin Thomas, Luke Donald, Matteo Manassero, and Billy Horschel, among others. The Polo and RLX Golf collections are available in select Polo stores, exclusive private clubs and resorts, and online at RalphLauren.com.
Polo Ralph Lauren Children. Polo Ralph Lauren Children is designed to reflect the timeless heritage and modern spirit of Ralph Lauren’s collections for men and women. Signature classics include iconic polo knit shirts and luxurious cashmere cable-knit sweaters. Polo Ralph Lauren Children is available in a full range of sizes, from baby to girls 2-16 and boys 2-20. Polo Ralph Lauren Children can be found in select Polo and Ralph Lauren stores around the world, better department stores, and online at our Ralph Lauren e-commerce sites, including RalphLauren.com, as well as certain of our retailer partner e-commerce sites.
Pink Pony. Established in 2000, the Pink Pony campaign is our worldwide initiative in the fight against cancer. In the United States, a percentage of sales from Pink Pony products benefit the Pink Pony Fund of The Polo Ralph Lauren Foundation, which supports programs for early diagnosis, education, treatment, and research, and is dedicated to bringing patient navigation and quality cancer care to medically underserved communities. Internationally, a network of local cancer charities around the world benefit from the sale of Pink Pony products. Pink Pony primarily consists of slim-fitting women's sportswear and accessories crafted in luxurious fabrics. All Pink Pony items feature our iconic pink polo player – a symbol of our commitment to the fight against cancer. Pink Pony is available at select Polo and Ralph Lauren stores and online at our Ralph Lauren e-commerce sites, including RalphLauren.com. Pink Pony is also available at select Macy's stores and online at Macys.com.

3.	Lauren — Our Lauren global brand group includes:
Lauren Ralph Lauren. Lauren for women offers sophisticated sportswear, denim, dresses, activewear, and a wide array of accessories and footwear at a more accessible price point. Lauren for women is available in select department stores around the world and online at our Ralph Lauren e-commerce sites, including RalphLauren.com. Lauren for men offers a complete collection of men's tailored clothing, including suits, sport coats, dress shirts, dress pants, tuxedos, topcoats, and ties at a more accessible price point. Lauren for men is available at select department stores in North America and Europe.
Ralph by Ralph Lauren. Ralph by Ralph Lauren offers suit separates, sport coats, vests, and topcoats with refined luxury at an excellent value. Ralph by Ralph Lauren is available exclusively at Dillard's stores and online at Dillards.com.

Chaps. Chaps represents a complete lifestyle collection for the entire family and home, with casual sportswear, workday essentials, and fashionable dresses. The Chaps men's, women's, and children's collections are available at select stores in the U.S., Canada, Mexico, Europe, and the United Arab Emirates. Chaps Home is available exclusively at Kohl's and online at Kohl's.com.
American Living. American Living for women offers a world of fashion with everyday essentials, as well as dresses for special occasions at an incredible value. American Living is available at Macy's and Belk stores, and online at Macys.com and Belk.com.

4.
Denim & Supply — Inspired by the warehouse and artist communities of Brooklyn, New York, and the authentic style found in the music festival scene, Denim & Supply represents a laid-back style of clothes that is urban, rustic, and bohemian. Denim & Supply Ralph Lauren is available at our Denim & Supply stores around the world, at Macy's and Hudson's Bay in North America, select department stores in Europe and Asia, and in specialty stores and concession shops in Asia. In addition, Denim & Supply is available online at our Ralph Lauren e-commerce sites, including RalphLauren.com.

5.
Club Monaco — Founded in 1985, Club Monaco designs and markets its own clothing and accessories for men and women, offering key fashion pieces with modern, urban sophistication and a selection of updated classics. Club Monaco apparel and accessories are available exclusively at Club Monaco stores around the world, as well as online at our Club Monaco e-commerce sites, ClubMonaco.com and ClubMonaco.ca. Club Monaco is also available in Asia through our licensing arrangements.

6.
Ralph Lauren Home — Ralph Lauren Home presents home furnishings and accessories that reflect the style and craftsmanship synonymous with the name Ralph Lauren. Ralph Lauren Home includes furniture, bed and bath linens, china, crystal, silver, decorative accessories and gifts, as well as lighting, fabric, wallcovering, and floorcovering. Ralph Lauren Home offers exclusive luxury goods at select Ralph Lauren stores, home specialty stores, trade showrooms, and online at our Ralph Lauren e-commerce sites, including RalphLauren.com. The complete world of Ralph Lauren Home can be explored online at RalphLaurenHome.com. Ralph Lauren also offers paint in over 400 palettes. Ralph Lauren Paint is offered at select specialty stores in the U.S. and The Home Depot. The complete color palette, paint how-to's, and a guide to professional painters can be explored online at RalphLaurenPaint.com.

Our Wholesale Segment
Our Wholesale segment sells our products globally to leading upscale and certain mid-tier department stores, specialty stores, and golf and pro shops. We have continued to focus on elevating our brand by improving in-store product assortment and presentation, as well as full-price sell-throughs to consumers. As of the end of Fiscal 2016, our wholesale products were sold through over 13,000 doors worldwide and we invested $43 million of capital in related shop-within-shops during Fiscal 2016, primarily in domestic and international department and specialty stores. Our products are also sold through the e-commerce sites of certain of our wholesale customers.
The primary product offerings sold through our wholesale channels of distribution include apparel, accessories, and home furnishings. Our luxury brands — Ralph Lauren Collection and Ralph Lauren Purple Label — are distributed worldwide through a limited number of premier fashion retailers. Department stores are our major wholesale customers in North America. In Latin America, our wholesale products are sold in department stores and specialty stores. In Europe, our wholesale sales are comprised of a varying mix of sales to both department stores and specialty stores, depending on the country. In Asia, our wholesale products are distributed primarily through shop-within-shops at department stores. We also distribute our wholesale products to certain licensed stores operated by our partners in Latin America, Asia, Europe, and the Middle East.
We sell the majority of our excess and out-of-season products through secondary distribution channels worldwide, including our retail factory stores.

Worldwide Wholesale Distribution Channels
The following table presents the number of doors by geographic location in which products distributed by our Wholesale segment were sold to consumers in our primary channels of distribution as of April 2, 2016:

Location	Number of Doors
The Americas(a)	7,741
Europe(b)	5,625
Asia(c)	136
Total	13,502

(a)	Includes the U.S., Canada, and Latin America.

(b)	Includes the Middle East.

(c)	Includes Australia and New Zealand.
We have three key wholesale customers that generate significant sales volume. During Fiscal 2016, sales to our largest wholesale customer, Macy's, Inc. ("Macy's"), accounted for approximately 11% and 25% of our total net revenues and total Wholesale net revenues, respectively. Further, during Fiscal 2016, sales to our three largest wholesale customers, including Macy's, accounted for approximately 24% and 53% of our total net revenues and total Wholesale net revenues, respectively.
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
As of April 2, 2016, we had approximately 25,000 shop-within-shops in our primary channels of distribution dedicated to our wholesale products worldwide. The size of our shop-within-shops ranges from approximately 100 to 9,200 square feet. Shop-within-shop fixed assets primarily include items such as customized freestanding fixtures, wall cases and components, decorative items, and flooring. We normally share in the cost of building out these shop-within-shops with our wholesale customers.
Basic Stock Replenishment Program.    Basic products such as knit shirts, chino pants, oxford cloth shirts, select accessories, and home products can be ordered by our wholesale customers at any time through our basic stock replenishment program. We generally ship these products within two to five days of order receipt.
Our Retail Segment
Our Retail segment sells directly to customers throughout the world via our 493 retail stores, totaling approximately 3.8 million square feet, and 583 concession-based shop-within-shops, as well as through our various e-commerce sites. The extension of our direct-to-consumer reach is one of our primary long-term strategic goals. We operate our retail business using an omni-channel retailing strategy that seeks to deliver an integrated shopping experience with a consistent message of our brands and products to our customers, regardless of whether they are shopping for our products in one of our physical stores or online.
Ralph Lauren Stores
Our Ralph Lauren stores feature a broad range of apparel, accessories, watch and jewelry, fragrance, and home product assortments in an atmosphere reflecting the distinctive attitude and image of the Ralph Lauren, Polo, Double RL, and Denim & Supply brands, including exclusive merchandise that is not sold in department stores. During Fiscal 2016, we opened 22 new Ralph Lauren stores and closed 21 stores. Our Ralph Lauren stores are primarily situated in major upscale street locations and upscale regional malls, generally in large urban markets.

We operated the following Ralph Lauren stores as of April 2, 2016:

Location	Ralph Lauren Stores
The Americas(a)	56
Europe	29
Asia(b)	59
Total	144

(a)	Includes the U.S. and Canada.

(b)	Includes Australia.
Our nine flagship Ralph Lauren store locations showcase our iconic styles and products and demonstrate our most refined merchandising techniques. In addition to generating sales of our products, our worldwide Ralph Lauren stores establish, reinforce, and capitalize on the image of our brands. Our Ralph Lauren stores range in size from approximately 700 to 39,000 square feet.
Club Monaco Stores
Our Club Monaco stores feature fashion apparel and accessories for both men and women with clean and contemporary signature styles. During Fiscal 2016, we opened 16 new Club Monaco stores and closed three stores. Our Club Monaco stores range in size from approximately 700 to 17,400 square feet.
We operated the following Club Monaco stores as of April 2, 2016:

Location	Club Monaco Stores
The Americas(a)	70
Europe	7
Total	77

(a)	Includes the U.S. and Canada.
Factory Stores
We extend our reach to additional consumer groups through our 272 factory stores worldwide, which are principally located in major outlet centers. During Fiscal 2016, we added 32 new factory stores and closed 19 factory stores.
We operated the following factory stores as of April 2, 2016:

Location	Factory Stores
The Americas(a)	168
Europe	58
Asia(b)	46
Total	272

(a)	Includes the U.S. and Canada.

(b)	Includes Australia.
Our worldwide factory stores offer selections of our apparel, accessories, and fragrances. In addition to these product offerings, certain of our factory stores in the Americas offer home furnishings. Our factory stores range in size from approximately 1,400 to 26,700 square feet.
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
As of April 2, 2016, we had 583 concession-based shop-within-shops at 257 retail locations dedicated to our products, which were located in Asia, Australia, and Europe. The size of our concession-based shop-within-shops ranges from approximately 200 to 3,300 square feet. We may share in the cost of building out certain of these shop-within-shops with our department store partners.
E-commerce Websites
In addition to our stores, our Retail segment sells products online through our e-commerce channel, which includes:

•	Our North American e-commerce sites located at www.RalphLauren.com and www.ClubMonaco.com, as well as our Club Monaco site in Canada located at www.ClubMonaco.ca;

•	Our Ralph Lauren e-commerce sites in Europe, including www.RalphLauren.co.uk, www.RalphLauren.fr, and www.RalphLauren.de; and

•	Our Ralph Lauren e-commerce sites in Asia, including www.RalphLauren.co.jp, www.RalphLauren.co.kr, www.RalphLauren.asia, and www.RalphLauren.com.au.
Our Ralph Lauren e-commerce sites offer our customers access to a broad array of Ralph Lauren, Double RL, Polo, and Denim & Supply apparel, accessories, watch and jewelry, fragrance, and home product assortments, and reinforce the luxury image of our brands. While investing in e-commerce operations remains a primary focus, it is an extension of our investment in the integrated omni-channel strategy used to operate our overall retail business, in which our e-commerce operations are interdependent with our physical stores.
Our Club Monaco e-commerce sites offer our domestic and Canadian customers access to our global assortment of Club Monaco apparel and accessories product lines, as well as select online exclusives.
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
Product Licensing
We grant our product licensees the right to manufacture and sell at wholesale specified categories of products under one or more of our trademarks. Each product licensing partner pays us royalties based upon its sales of our products, generally subject to a minimum royalty requirement for the right to use our trademarks and design services. In addition, our licensing partners may be required to allocate a portion of their revenues to advertising our products and sharing in the creative costs associated with these products. Larger allocations typically are required in connection with launches of new products or in new territories. Our license agreements generally have one to five-year terms and may grant the licensees conditional renewal options.
We work closely with all of our licensing partners to ensure that their products are developed, marketed, and distributed to reach the intended consumer and are presented consistently across product categories to convey the distinctive identity and lifestyle associated with our brands. Virtually all aspects of the design, production quality, packaging, merchandising, distribution, advertising, and promotion of Ralph Lauren products are subject to our prior approval and continuing oversight. We perform a broader range of services for most of our Ralph Lauren Home licensing partners than we do for our other licensing partners, including design, operating showrooms, marketing, and advertising.

Approximately 44% of our licensing revenue for Fiscal 2016 was earned from our four largest licensing partners: Luxottica Group, S.p.A., L'Oreal S.A., Peerless Clothing International, Inc., and Hanesbrands, Inc. The following table lists our largest licensing agreements as of April 2, 2016. Except as noted in the table, these product licenses cover North America only.

Category	Licensed Products	Licensing Partners
Men's Apparel	Underwear and Sleepwear	Hanesbrands, Inc. (includes Japan)
	Chaps, Lauren, and Ralph Tailored Clothing	Peerless Clothing International, Inc.

Beauty Products	Fragrances, Cosmetics, Color, and Skin Care	L'Oreal S.A. (global)

Accessories	Eyewear	Luxottica Group, S.p.A. (global)

Home(a)	Bedding and Bath	Ichida Co., Ltd. and Kohl's Illinois, Inc.
	Utility and Blankets	Hollander Sleep Products LLC, Ichida Co., Ltd., and Kohl's Illinois, Inc.
	Fabric and Wallpaper	P. Kaufmann, Inc.

(a)	Our Home products are sold under our Ralph Lauren Home, Lauren Ralph Lauren, and Chaps brands. As of April 2, 2016, we had agreements with 11 Home product licensing partners.
International Licensing
We believe that international markets offer additional opportunities for our iconic designs and lifestyle image. Our international licensing partners acquire the right to sell, promote, market, and/or distribute various categories of our products in a given geographic area and source products from us, our product licensing partners, and independent sources. The international licensees' rights may include the right to own and operate retail stores. As of April 2, 2016, our international licensing partners operated 93 Ralph Lauren stores, 42 Ralph Lauren concession shops, and 133 Club Monaco stores and shops.
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
We create distinctive image advertising for our brands, conveying the particular message of each one within the context of the overall Ralph Lauren aesthetic. Advertisements generally portray a lifestyle rather than a specific item and include a variety of products offered by ourselves and, in some cases, our licensing partners. Our communication campaigns are primarily executed through a combination of print, outdoor, digital, and social media platforms, and, to a lesser extent, through television and cinema.
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
We advertise in consumer and trade print and digital media, and participate in cooperative advertising on a shared cost basis with some of our retail and licensing partners. We also provide point-of-sale fixtures and signage to our wholesale customers to enhance the presentation of our products at their retail locations. In addition, when our licensing partners are required to spend an amount equal to a percentage of their licensed product sales on advertising, we coordinate the advertising placement on their behalf. We believe our investments in shop-within-shop environments and retail stores, including our global flagship locations, contribute to and enhance the themes of our brands to consumers. We expensed approximately $280 million related to the advertising and marketing of our products in Fiscal 2016.
We also conduct a variety of public relations activities. Each spring and fall, our Ralph Lauren Women's Collection is presented during New York Fashion Week. We also introduce each of the spring and fall menswear and womenswear collections at press presentations in major cities such as New York City and Milan. These fashion events, in addition to celebrity red carpet dressing moments, model appearances, as well as events hosted in-store and in our restaurant in New York, The Polo Bar, generate extensive domestic and international media and social coverage.
We continue to be the official outfitter for all on-court officials at both the Wimbledon and the U.S. Open tennis tournaments. Both tournaments provide worldwide exposure for our brand in a relevant lifestyle environment. We also continue to be the exclusive Official Parade Outfitter for the U.S. Olympic and Paralympic Teams, with the right to manufacture, distribute, advertise, promote, and sell products in the U.S. which replicate the Parade Outfits and associated leisure wear. Most recently, we dressed Team U.S.A. for the 2014 Winter Olympic Games in Sochi and will be dressing the team for the 2016 Summer Olympic Games in Rio. As part of our involvement with Team U.S.A., we have established a partnership with athletes serving as brand ambassadors and as the faces of our advertising, marketing, and public relations campaigns.
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
We believe our partnerships with such prestigious global athletic events reinforce our brand's sporting heritage in a truly authentic way and serve to connect our Company and brands to our consumers through their individual areas of passion.
Sourcing, Production and Quality
We contract for the manufacture of our products and do not own or operate any production facilities. Over 600 different manufacturers worldwide produce our apparel, accessories, and home products, with no one manufacturer providing more than 5% of our total production during Fiscal 2016. We source both finished products and raw materials. Raw materials include fabric, buttons, and other trim. Finished products consist of manufactured and fully assembled products ready for shipment to our customers. In Fiscal 2016, over 97% of our products (by dollar value) were produced outside of the U.S., primarily in Asia, Europe, and Latin America. See "Import Restrictions and Other Government Regulations" and Item 1A — "Risk Factors — Our business is subject to risks associated with importing products and could suffer as a result of increases in the price of raw materials, freight, or labor; or a manufacturer's inability to produce our goods on time and to our specifications."
Most of our businesses must commit to the manufacturing of our garments before we sell finished goods, whether to wholly-owned retail stores or to wholesale customers. We also must commit to the purchase of fabric from mills well in advance of our sales. If we overestimate our primary customers' demand for a particular product or the need for a particular fabric or yarn, we primarily sell the excess products or garments made from such fabric or yarn in our factory stores or through other secondary distribution channels.
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
See Item 1A — "Risk Factors — We face intense competition worldwide in the markets in which we operate."
Distribution
To facilitate global distribution, our products are shipped from manufacturers to a network of distribution centers around the world for inspection, sorting, packing, and delivery to our retail locations and wholesale customers. This network includes the following primary distribution facilities:

Geographic Region	Facility Type	Facility Location	Facility Ownership
U.S.	Wholesale and Retail distribution center	Greensboro, North Carolina	Owned
	Wholesale and Retail distribution center	High Point, North Carolina	Leased
	Wholesale distribution center	High Point, North Carolina	Leased
	Retail distribution center	High Point, North Carolina(a)	Owned
	Distribution center	Chino Hills, California	Third-party
	Distribution center	Miami, Florida	Third-party
Canada	Distribution center	Toronto, Ontario(b)	Third-party
Europe	Distribution center	Parma, Italy(c)	Third-party
Japan	Distribution center	Yokohama, Japan(d)	Third-party
South Korea	Distribution center	Bugok, South Korea(e)	Leased
Greater China and Southeast Asia(f)	Distribution center	Tuen Mun, Hong Kong(g)	Third-party
Latin America	Distribution center	Colón, Panama	Third-party

(a)
This distribution center performs customer order fulfillment for our RalphLauren.com and ClubMonaco.com e-commerce operations and our Ralph Lauren, Polo, and Club Monaco retail stores located in the U.S.

(b)	This distribution center performs customer order fulfillment for our businesses in Canada, including our e-commerce operations.

(c)	This distribution center performs customer order fulfillment for our European businesses, including our e-commerce operations.

(d)	This distribution center performs customer order fulfillment for our businesses in Japan, including our e-commerce operations.

(e)	This distribution center performs customer order fulfillment for our businesses in South Korea, including our e-commerce operations.

(f)	Includes China, Hong Kong, Macau, Malaysia, the Philippines, Singapore, Taiwan, Thailand, Vietnam, Australia, and New Zealand.

(g)	This distribution center performs customer order fulfillment for our businesses in Greater China and Southeast Asia, including our e-commerce operations.
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
We are in the process of implementing a global operating and financial reporting information technology system, SAP, as part of a multi-year plan to integrate and upgrade our systems and processes. The implementation of this global system is scheduled to occur in phases over the next several years. We substantially completed the migration of our North America operations to SAP during Fiscal 2015, and we are currently in the process of executing the migration of our European operations to SAP, which is expected to be completed during Fiscal 2017. In addition to implementing SAP, we also completed the migration of our North America operations to a new procure-to-pay platform during Fiscal 2016, and we expect to execute the migration of our European operations to this new platform during Fiscal 2017. We are also in the process of building an in-house global e-commerce platform as part of our plan to further enhance our omni-channel capabilities. Rollout of the new global e-commerce platform is expected to be completed in 2018.
See Item 1A — "Risk Factors — Risk and uncertainties associated with the implementation of information systems may negatively impact our business," "Risk Factors — A data security or privacy breach could damage our reputation and our relationships with our customers, expose us to litigation risk, and adversely affect our business," and "Risk Factors — Our business could suffer if our computer systems and websites are disrupted or cease to operate effectively."
Wholesale Credit Control
We manage our own credit function. We sell our merchandise principally to major department stores and extend credit based on an evaluation of the wholesale customer's financial capacity and condition, usually without requiring collateral. We monitor credit levels and the financial condition of our wholesale customers on a continuing basis to minimize credit risk. We do not factor or underwrite our accounts receivables, or maintain credit insurance to manage the risk of bad debts. In North America, collection and deduction transactional activities are provided through a third-party service provider. See Item 1A — "Risk

Factors — A substantial portion of our revenue is derived from a limited number of large wholesale customers. Our business could suffer as a result of consolidations, liquidations, restructurings, other ownership changes in the retail industry, and/or any financial instability of our large wholesale customers."
Wholesale Backlog
We generally receive wholesale orders approximately three to five months prior to the time the products are delivered to customers, with the exception of orders received through our basic stock replenishment program, which ship within two to five days of order receipt. Our wholesale orders are generally subject to broad cancellation rights. Our total backlog was approximately $1.4 billion and $1.6 billion as of April 2, 2016 and March 28, 2015, respectively. We expect that substantially all of our backlog orders as of April 2, 2016 will be filled within the next fiscal year.
The size of our order backlog depends upon a number of factors, including the timing of the market weeks for our particular lines during which a significant percentage of our orders are received and the timing of shipments, which varies from year-to-year with consideration for holidays, consumer trends, concept plans, and the basic stock replenishment program's usage. As a consequence, a comparison of the size of our order backlog from period to period may not be meaningful, nor may it be indicative of eventual shipments.
Trademarks
We own the RALPH LAUREN, POLO, POLO BY RALPH LAUREN DESIGN, and the famous polo player astride a horse trademarks in the U.S. and approximately 120 countries worldwide. Other trademarks that we own include:

•	PURPLE LABEL;

•	DOUBLE RL;

•	RRL;

•	RLX;

•	LAUREN RALPH LAUREN;

•	DENIM & SUPPLY RALPH LAUREN;

•	PINK PONY;

•	LAUREN;

•	RALPH;

•	CHAPS;

•	CLUB MONACO;

•	AMERICAN LIVING; and

•	Various other trademarks, including those pertaining to fragrances and cosmetics.
Mr. Ralph Lauren has the royalty-free right to use as trademarks RALPH LAUREN, DOUBLE RL, and RRL in perpetuity in connection with, among other things, beef and living animals. The trademarks DOUBLE RL and RRL are currently used by the Double RL Company, an entity wholly-owned by Mr. R. Lauren. In addition, Mr. R. Lauren has the right to engage in personal projects involving film or theatrical productions (not including or relating to our business) through RRL Productions, Inc., a company wholly-owned by Mr. R. Lauren. Any activity by these companies has no impact on us.

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
In markets outside of the U.S., our rights to some or all of our trademarks may not be clearly established. In the course of our international expansion, we have experienced conflicts with various third parties who have acquired ownership rights in certain trademarks, including POLO and/or a representation of a Polo Player Design, which impede our use and registration of our principal trademarks. While such conflicts are common and may arise again from time to time as we continue our international expansion, we have, in general, successfully resolved such conflicts in the past through both legal action and negotiated settlements with third-party owners of the conflicting marks (see Item 1A — "Risk Factors — Our trademarks and other intellectual property rights may not be adequately protected outside the U.S." and Item 3 — "Legal Proceedings" for further discussion). Although we have not suffered any material restraints or restrictions on doing business in desirable markets in the past, we cannot assure that significant impediments will not arise in the future as we expand product offerings and introduce trademarks to new markets.
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
We are also subject to other international trade agreements and regulations, such as the North American Free Trade Agreement, the Central American Free Trade Agreement, the U.S.-Peru Free Trade Agreement, the U.S.-Jordan Free Trade Agreement, and other special trade preference programs. A portion of our imported products are eligible for certain of these duty-advantaged programs. In addition, each of the countries in which our products are sold has laws and regulations covering imports. Because the U.S. and the other countries in which our products are manufactured and sold may, from time to time, impose new duties, tariffs, surcharges, or other import controls or restrictions, including the imposition of a "safeguard quota," or adjust presently prevailing duty or tariff rates or levels, we maintain a program of intensive monitoring of import restrictions and opportunities. We seek to minimize our potential exposure to import related risks through, among other measures, adjustments in product design and fabrication, shifts of production among countries and manufacturers, and through geographical diversification of our sources of supply.
As almost all of our products are manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations or executive action affecting textile agreements, or changes in sourcing patterns resulting from the elimination of quotas, could adversely affect our operations. See Item 1A — "Risk Factors — Our ability to conduct business in international markets may be affected by legal, regulatory, political, and economic risks" and "Risk Factors — Our business is subject to risks associated with importing products and could suffer as a result of increases in the price of raw materials, freight, or labor; or a manufacturer's inability to produce our goods on time and to our specifications."
Apparel and other products sold by us are under the jurisdiction of multiple governmental agencies, including, in the U.S., the Federal Trade Commission, the U.S. Fish and Wildlife Service, and the Consumer Products Safety Commission. Our products are also subject to regulation in the U.S. and other countries, including the U.S. Consumer Product Safety Improvement Act, which imposes limitations on the permissible amounts of lead and phthalates allowed in children's products. These regulations relate principally to product labeling, licensing requirements, and consumer product safety requirements and regulatory testing, particularly with respect to products used by children. Any failure to comply with such requirements could result in significant penalties and require us to recall products, which could have a material adverse effect on our business or operating results. We believe that we are in substantial compliance with these regulations, as well as applicable federal, state, local, and foreign rules and regulations governing the discharge of materials hazardous to the environment. We do not estimate any significant capital expenditures for environmental control matters either in the next fiscal year or in the near future. Our licensed products, licensing partners, buying/sourcing agents, and the vendors and factories with which we contract for the manufacture and distribution of our products are also subject to regulation. Our agreements require our licensing partners, buying/sourcing agents, vendors, and factories to operate in compliance with all applicable laws and regulations, and we are not aware of any violations which could reasonably be expected to have a material adverse effect on our business or operating results.
We are also subject to disclosure and reporting requirements, established under existing or new federal or state laws, such as the requirements to identify the origin and existence of certain "conflict minerals" under the Dodd-Frank Wall Street Reform and Consumer Protection Act, and disclosures of specific actions to eradicate abusive labor practices in our supply chain under the California Transparency in Supply Chains Act. While we require our suppliers to operate in compliance with all applicable laws and our operating guidelines which promote ethical and socially responsible business practices, any violation of labor, environmental, health, and safety or other laws, or any divergence by an independent supplier's labor practices from generally accepted industry standards, could damage our reputation, disrupt our sourcing capabilities, and increase the cost of doing business, adversely affecting our results of operations.
Although we have not suffered any material restriction from doing business in desirable markets in the past, we cannot assure that significant impediments will not arise in the future as we expand product offerings and introduce additional trademarks to new markets.
Employees
As of April 2, 2016, we had approximately 26,000 employees, comprised of approximately 15,000 full-time and approximately 11,000 part-time employees. Approximately 14,000 of our employees are located in the U.S. and approximately 12,000 are located in foreign countries. Approximately 25 of our U.S. production employees in the womenswear business are members of Workers United (which was previously known as UNITE HERE) under an industry association collective bargaining agreement, which our womenswear subsidiary has adopted. We consider our relations with both our union and non-union employees to be good.

Executive Officers
The following are our current executive officers and their principal recent business experience:

Ralph Lauren	Age 76
Mr. R. Lauren has been our Executive Chairman and Chief Creative Officer since November 2015, and a director of the Company since prior to our initial public offering in 1997. He had previously been our Chairman and Chief Executive Officer since prior to our initial public offering in 1997 until November 2015. In addition, he was previously a member of our Advisory Board or the Board of Directors of our predecessors since their organization. He founded our business in 1967. For nearly five decades, Mr. R. Lauren has cultivated the iconography of America into a global lifestyle brand.

Stefan Larsson	Age 41
Mr. Larsson has been our President and Chief Executive Officer, and a director of the Company since November 2015. He was Global President of Old Navy, Inc. a division of The Gap, Inc., from October 2012 through October 2015. Previously, Mr. Larsson held various leadership positions at H&M Hennes & Mauritz AB (“H&M”), serving as Head of Global Sales from 2010 to 2012; Head of Global Expansion from 2009 to 2010; Head of Operations, Global Expansion from 2007 to 2009; and Regional Manager, U.S. West Coast from 2005 to 2007. Prior to that, he served in numerous global roles at H&M with responsibility for products, including merchandising, planning, and production.

Valérie Hermann	Age 53
Ms. Hermann has been our Global Brand President of Luxury, Women's Collections, and World of Accessories since May 2016. She served as our President of Luxury Collections from April 2014 through April 2016. She was President and Chief Executive Officer of Reed Krakoff Co. from April 2011 through March 2014. From 2005 to 2011, Ms. Hermann served as Chief Executive Officer of Saint Laurent Paris. Prior to that, she held various positions at LVMH Moët Hennessy Louis Vuitton, including Director of Women's Ready to Wear at Dior.

David Lauren	Age 44
Mr. D. Lauren is our Executive Vice President of Global Advertising, Marketing, and Communications. He has been a director of the Company since August 2013. Mr. D. Lauren oversees the Company's global print and digital advertising campaigns, corporate and fashion communications, strategic marketing partnerships, social media platforms, and key philanthropic and citizenship initiatives. Mr. D. Lauren has been instrumental in growing the Company's global e-commerce business and building the Company's global fashion image as it has expanded internationally. He serves on the board of trustees of the Ralph Lauren Center for Cancer Care and Prevention and the board of directors of The National Museum of American History.  Mr. D. Lauren is also the President of The Polo Ralph Lauren Foundation. Before joining the Company in 2000, he was Editor-In-Chief and President of Swing, a general interest publication for Generation X. Mr. D. Lauren is the son of Mr. R. Lauren.

Robert L. Madore	Age 51
Mr. Madore has been our Corporate Senior Vice President and Chief Financial Officer since April 2015. He served as Senior Vice President of Finance of the Company from December 2010 through March 2015, and was Senior Vice President of Operations and Chief Financial Officer of the Company’s retail division from 2004 to December 2010. From 2001 to 2003, Mr. Madore was Chief Operating Officer and Chief Financial Officer of Futurebrand, a division of Mccann Ericsson Worldwide. Prior to that, he held various executive management positions at Nine West Group, Inc. starting in 1995.

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
Effective on November 2, 2015, Mr. Ralph Lauren was appointed Executive Chairman and Chief Creative Officer, and Mr. Stefan Larsson was appointed President and Chief Executive Officer and became a member of our Board of Directors. In addition to these recent changes, certain members of our executive and senior management team have departed, and we plan to continue to implement other management changes in connection with our long-term growth strategy. These changes in our executive and senior management team may be disruptive to, or cause uncertainty in, our business. The departure of certain key executives and the failure to ensure a smooth transition and effective transfer of knowledge involving senior employees could hinder our strategic planning and execution. Any such disruption or uncertainty could have a material adverse impact on our results of operations, financial condition, and the market price of our common stock. Further, such disruption may hinder our ability to maintain an effective system of internal controls and compliance with the requirements under the Sarbanes-Oxley Act of 2002.
The loss of the services of Mr. Ralph Lauren, members of our executive management team, or other key personnel could have a material adverse effect on our business.
Mr. Ralph Lauren's leadership in the design and marketing areas of our business has been a critical element of our success since the inception of our Company. Mr. R. Lauren is instrumental to, and closely identified with, our brand that bears his name. Our ability to maintain our brand image and leverage the goodwill associated with Mr. R. Lauren's name may be damaged if we were to lose his services. The death or disability of Mr. R. Lauren or other extended or permanent loss of his services, or any negative market or industry perception with respect to him or arising from his loss, could have a material adverse effect on our business, results of operations, and financial condition.
We also depend on the service and management experience of other key executive officers, including Mr. Stefan Larsson, our President and Chief Executive Officer, and other members of senior management who have substantial experience and expertise in our industry and our business and have made significant contributions to our growth and success. The loss of the services of any of our key executive officers or other members of senior management, or one or more of our other key personnel, or the concurrent loss of several of these individuals or any negative public perception with respect to these individuals, could also have a material adverse effect on our business, results of operations, and financial condition.
We are not protected by a material amount of key-man or similar life insurance covering our executive officers, including Mr. R. Lauren, or other members of senior management. We have entered into employment agreements with certain of our executive officers, but competition for experienced executives in our industry is intense and the non-compete period with respect to certain of our executive officers could, in some circumstances in the event of their termination of employment with our Company, end prior to the employment term set forth in their employment agreements.
We may not fully realize the expected cost savings and/or operating efficiencies from our restructuring plans, which could include the potential sale, discontinuance, or consolidation of certain of our brands.
We have implemented, and plan to continue to implement, restructuring plans to support key strategic initiatives, such as the Global Reorganization Plan, as described in Item 1 — "Business — Recent Developments." These restructuring plans are designed to maintain long-term sustainable growth by enhancing our operating effectiveness and efficiency, right-sizing and increasing the quality of our distribution channels, and reducing our operating costs. Restructuring plans present significant potential risks that may impair our ability to achieve anticipated operating enhancements and/or cost reductions, or otherwise harm our business, including:

•	higher than anticipated costs in implementing planned workforce reductions, particularly in highly regulated locations outside the U.S.;

•	higher than anticipated lease termination and store closure costs (see "Our business is subject to risks associated with leasing real estate and other assets under long-term, non-cancellable leases");

•	failure to meet operational targets or customer requirements due to the loss of employees or inadequate transfer of knowledge;

•	failure to maintain adequate controls and procedures while executing, and subsequent to completing, our restructuring plans;

•	diversion of management attention from ongoing business activities and/or a decrease in employee morale; and

•	attrition beyond any planned reduction in workforce.
If we are not successful in implementing and managing our restructuring plans, we may not be able to achieve targeted operating enhancements and/or cost reductions, which could adversely impact our business, results of operations, and financial condition.
We cannot assure the successful implementation of our growth strategy.
As part of our historical growth strategy, we seek to extend our brands and merchandise categories, expand our geographic coverage, and increase direct management of our brands by opening more of our own stores and, from time to time, strategically acquiring or integrating into our existing operations select businesses previously held by our licensees, as well as to enhance our operations by creating a more demand-driven supply chain and right-sizing our cost structure.
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
We are continually improving and upgrading our computer systems and software. For example, we are in the process of implementing a global operating and financial reporting information technology system, SAP, as part of a multi-year plan to integrate and upgrade our operational and financial systems and processes, which began during our fiscal year ended April 2, 2011. We substantially completed the migration of our North America operations to SAP during Fiscal 2015, and we are currently in the process of executing the migration of our European operations to SAP, which is expected to be completed during Fiscal 2017. In addition to implementing SAP, we also completed the migration of our North America operations to a new procure-to-pay platform during Fiscal 2016, and we expect to execute the migration of our European operations to this new platform during Fiscal 2017. We are also in the process of building an in-house global e-commerce platform as part of our plan to further enhance our omni-channel capabilities. Rollout of the new global e-commerce platform is expected to be completed in 2018.
Implementation of new information systems, such as the global e-commerce platform and global operating and financial reporting system currently being implemented, involves risks and uncertainties. Any disruptions, delays, or deficiencies in the design or implementation of such systems could result in increased costs, disruptions in the sourcing, sale, and shipment of our product, delays in the collection of cash from our customers, and/or adversely affect our ability to timely report our financial results, all of which could materially adversely affect our business, results of operations, and financial condition.
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
We have a longstanding information security risk program committed to regular risk management practices surrounding the protection of confidential data. This program includes various technical controls, including security monitoring, data leakage protection, network segmentation and access controls around the computer resources that house confidential or sensitive data. In response to recent security and risk trends, we continually evaluate the security environment surrounding the handling and control of our critical data, especially the private data we receive from our customers, employees and partners, and have instituted additional measures to help protect us from system intrusion or data breaches. Additionally, we have purchased network security and cyber liability insurance in order to provide a level of financial protection, should a data breach occur.
Despite the security measures we currently have in place, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other Internet or email events. Any perceived or actual electronic or physical security breach involving the misappropriation, loss, or other unauthorized disclosure of confidential or personally identifiable information, including penetration of our network security, whether by us or by a third party, could disrupt our business, severely damage our reputation and our relationships with our customers or employees, expose us to risks of litigation, fines and penalties, and liability, and result in deterioration in our customers' and employees' confidence in us, and adversely affect our business, results of operations, and financial condition. Since we do not control third-party service providers and cannot guarantee that no electronic or physical computer break-ins and security breaches will occur in the future, any perceived or actual unauthorized disclosure of personally identifiable information regarding our customers or website visitors could harm our reputation and credibility, reduce our e-commerce net sales, impair our ability to attract website visitors, and reduce our ability to attract and retain customers. As these threats develop and grow, we may find it necessary to make significant further investments to protect data and infrastructure. In addition, as the regulatory environment relating to information security and privacy is becoming increasingly demanding, we may also incur significant costs in complying with the various applicable state, federal, and foreign laws regarding protection of, and unauthorized disclosure of, personal information.

Our business could suffer if our computer systems and websites are disrupted or cease to operate effectively.
We are dependent on our computer systems to record and process transactions and manage and operate our business, including in designing, marketing, manufacturing, importing, tracking, and distributing our products, processing payments, accounting for and reporting results, and managing our employees and employee benefit programs. We also utilize an automated replenishment system to facilitate the processing of basic replenishment orders from our Retail segment and our wholesale customers, the movement of goods through distribution channels, and the collection of information for planning and forecasting. In addition, we have e-commerce and other Internet websites in North America, Europe, and Asia, including Australia and New Zealand, and have plans for additional e-commerce sites in Asia and other parts of the world. Given the complexity of our business and the significant number of transactions that we engage in on a daily basis, it is imperative that we maintain uninterrupted operation of our computer hardware and software systems. Despite our preventative efforts, our systems are vulnerable to damage or interruption from, among other things, security breaches, computer viruses, malfunctions, or power outages. Any material disruptions in our information technology systems could have a material adverse effect on our business, results of operations, and financial condition.
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
Our success depends on the value of our brands and our ability to consistently anticipate and respond to customers' demands, preferences, and fashion trends in the design, pricing, and production of our products, including the preference for certain products to be manufactured in the U.S. Any failure on our part to anticipate, identify, and respond effectively to these consumer demands, preferences, and trends could adversely affect acceptance of our products. The Ralph Lauren name is integral to our business and our business could be adversely affected if Mr. Ralph Lauren's public image or reputation were to be tarnished. Merchandise missteps or unfavorable publicity, especially through social media which accelerates and increases the potential scope of negative publicity, could negatively impact the image of our brands with our customers and could result in diminished loyalty to our brands, which could adversely impact our business, results of operations, and financial condition.
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
Additionally, if our products do not meet applicable safety standards or our customers' expectations regarding safety, we could experience lost sales, incur increased costs, and/or be exposed to legal and reputational risk. Events that give rise to actual, potential, or perceived product safety concerns could expose us to government enforcement action and/or private litigation. Reputational damage caused by real or perceived product safety concerns could have a material adverse effect on our business, results of operations, and financial condition. See Item 1 — "Business — Sourcing, Production and Quality."
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
We cannot predict whether quotas, duties, taxes, or other similar restrictions will be imposed by the U.S., the European Union, Asia, or other countries upon the import or export of our products in the future, or what effect any of these actions would have, if any, on our business, results of operations, and financial condition. Changes in regulatory, geopolitical, social, economic, or monetary policies and other factors, including those which may result from the outcome of the 2016 U.S. presidential election, if any, may have a material adverse effect on our business in the future, or may require us to exit a particular market or significantly modify our current business practices.

Our business is subject to risks associated with importing products and could suffer as a result of increases in the price of raw materials, freight, or labor; or a manufacturer's inability to produce our goods on time and to our specifications.
We do not own or operate any manufacturing facilities and depend exclusively on independent third parties for the manufacture of our products. Our products are manufactured to our specifications through arrangements with over 600 foreign manufacturers in various countries. In Fiscal 2016, over 97% of our products (by dollar value) were produced outside of the U.S., primarily in Asia, Europe, and Latin America. Risks inherent in importing our products include:

•
changes in social, political, and economic conditions, including those which may result from the outcome of the 2016 U.S. presidential election, or terrorist acts that could result in the disruption of trade from the countries in which our manufacturers or suppliers are located;

•	the imposition of additional regulations relating to imports or exports, and costs of complying with laws relating to the identification and reporting of the sources of minerals used in our products;

•	the imposition of additional duties, taxes, and other charges on imports or exports;

•	significant fluctuations in the cost of raw materials and commodities;

•	increases in the cost of labor, travel, and transportation;

•	disruptions of shipping and international trade caused by natural and man-made disasters;

•	significant delays in the delivery of cargo due to security considerations;

•	pandemic and epidemic diseases, which could result in closed factories, reduced workforces, scarcity of raw materials, and scrutiny or embargoing of goods produced in infected areas;

•	the imposition of anti-dumping or countervailing duty proceedings resulting in the potential assessment of special anti-dumping or countervailing duties; and

•	the imposition of sanctions in the form of additional duties either by the U.S. or its trading partners to remedy perceived illegal actions by national governments.
Any one of these factors could have a material adverse effect on our business, results of operations, and financial condition.
In addition, the inability of a manufacturer to ship orders of our products in a timely manner or to meet our strict quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries, or a substantial reduction in purchase prices, any of which could have a material adverse effect on our business, results of operations, and financial condition. Prices of raw materials used to manufacture our products may also fluctuate, and increases in prices of such raw materials could have a material adverse effect on our cost of sales. Furthermore, the cost of labor at many of our third-party manufacturers has been increasing significantly and, as the middle class in developing countries such as China continues to grow, it is unlikely that such cost pressure will abate. The cost of transportation remains significant as well, and it is likely that such cost will fluctuate significantly if oil prices remain volatile. We may not be able to offset such increases in raw materials, freight, or labor costs through pricing actions or other means.
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

A substantial portion of our revenue is derived from a limited number of large wholesale customers. Our business could suffer as a result of consolidations, liquidations, restructurings, other ownership changes in the retail industry, and/or any financial instability of our large wholesale customers.
Several of our department store customers, including some under common ownership, account for a significant portion of our wholesale net sales. A substantial portion of sales of our licensed products by our domestic licensing partners are also made to our largest department store customers. During Fiscal 2016, sales to our largest wholesale customer, Macy's, accounted for approximately 11% of total net revenues. Further, sales to our three largest wholesale customers, including Macy's, accounted for approximately 24% of total net revenues for Fiscal 2016, and constituted approximately 36% of our total gross trade accounts receivable outstanding as of April 2, 2016.
We typically do not enter into long-term agreements with our customers. Instead, we enter into a number of purchase order commitments with our customers for each of our product lines every season. A decision by the controlling owner of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties, or otherwise, to decrease or eliminate the amount of merchandise purchased from us or our licensing partners or to change their manner of doing business with us or our licensing partners or their new strategic and operational initiatives, including their continued focus on further development of their "private label" initiatives, could have a material adverse effect on our business, results of operations, and financial condition. There can be no assurance that consolidations, restructurings, reorganizations, or other ownership changes in the department store sector will not have a material adverse effect on our wholesale business. Additionally, as a result of the recent unfavorable economic conditions, certain of our large wholesale customers, particularly those located in the U.S., have been highly promotional and have aggressively marked down their merchandise, including our products. Such promotional activity could negatively impact our brand image and/or lead to requests from those customers for increased markdown allowances at the end of the season, which could have a material adverse effect on our business, results of operations, and financial condition.
We sell our wholesale merchandise primarily to major department stores across North America, Europe, Asia, Australia, and Latin America and extend credit based on an evaluation of each wholesale customer's financial condition, usually without requiring collateral. However, the financial difficulties of a wholesale customer could cause us to limit or eliminate our business with that customer. We may also assume more credit risk relating to that customer's receivables. Our inability to collect on our trade accounts receivable from any one of these customers could have a material adverse effect on our business, results of operations, and financial condition. See Item 1 - "Business - Wholesale Credit Control."
Volatile economic conditions could have a negative impact on our major customers, suppliers, and lenders, which in turn could materially adversely affect our business, results of operations, and financial condition.
The heightened state of uncertainty surrounding the global economy continues to impact businesses around the world. The current global political and economic environments have resulted in continued economic unpredictability in the U.S., Europe, and Asia. Although we believe that our cash provided by operations and available borrowing capacity under our credit facilities and commercial paper borrowing program will provide us with sufficient liquidity, the impact of economic conditions on our major customers, suppliers, and lenders and their ability to access global capital markets cannot be predicted. The inability of major manufacturers to ship our products could impair our ability to meet the delivery date requirements of our customers. Deterioration in global financial markets could affect our ability to access sources of liquidity to provide for our future cash needs, increase the cost of any future financing, or cause our lenders to be unable to meet their funding commitments under our credit facilities. A disruption in the ability of our significant customers to access liquidity could cause serious disruptions or an overall deterioration of their businesses which could lead to a significant reduction in their future orders of our products and the inability or failure on their part to meet their payment obligations to us, any of which could have a material adverse effect on our business, results of operations, and financial condition.
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
The industries in which we operate are cyclical. Many economic factors outside of our control affect the level of consumer spending in the apparel, cosmetic, fragrance, accessory, jewelry, watch, and home product industries, including, among others:

•	general business conditions;

•	economic downturns;

•	employment levels;

•	downturns in the stock market;

•	interest rates;

•	foreign currency exchange rates;

•	the housing market;

•	consumer debt levels;

•	the availability of consumer credit;

•	commodity prices;

•	taxation; and

•	consumer confidence in future economic conditions.
Consumer purchases of discretionary items and luxury retail products, including our products, tend to decline during recessionary periods and at other times when disposable income is lower. Unfavorable economic conditions may also reduce consumers' willingness and ability to travel to major cities and vacation destinations in which our stores are located. A downturn or an uncertain outlook in the economies in which we, or our licensing partners, sell our products may materially adversely affect our business, results of operations, and financial condition. See Item 7 — "Management's Discussion and Analysis of Financial Condition and Results of Operations — Current Trends and Outlook" for further discussion.
The domestic and international political situation also affects consumer confidence. The threat, outbreak, or escalation of terrorism, military conflicts, or other hostilities could lead to a decrease in consumer spending and may materially adversely affect our business, results of operations, and financial condition.
We face intense competition worldwide in the markets in which we operate.
We face increasing competition from companies selling apparel, accessories, home, and other of our product categories through the Internet. Although we sell our products through the Internet, increased competition and promotional activity in the worldwide apparel, accessory, and home product industries from Internet-based competitors could reduce our sales, prices, and margins and adversely affect our business, results of operations, and financial condition.
We also face intense competition from other domestic and foreign fashion-oriented apparel, footwear, accessory, and casual apparel producers, some of which may be significantly larger and more diversified and may have greater financial and marketing resources than us. We compete with these companies primarily on the basis of:

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
We believe that our trademarks, intellectual property, and other proprietary rights are extremely important to our success and our competitive position. We devote substantial resources to the establishment and protection of our trademarks and anti-counterfeiting activities worldwide. However, significant counterfeiting and imitation of our products continues, and in the course of our international expansion we have experienced conflicts with various third parties that have acquired or claimed ownership rights to some trademarks that include Polo and/or a representation of a polo player astride a horse, or otherwise have contested our rights to our trademarks. We have in the past resolved certain of these conflicts through both legal action and negotiated settlements, none of which, we believe, has had a material impact on our results of operations or financial condition. We cannot guarantee that the actions we have taken to establish and protect our trademarks and other proprietary rights will be adequate to prevent counterfeiting or a material adverse effect on our business or brands arising from imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks and proprietary rights of others. Also, there can be no assurance that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction or at all. In addition, the laws of certain foreign countries do not protect trademarks or other proprietary rights to the same extent as do the laws of the U.S. and, as a result, our intellectual property may be more vulnerable and difficult to protect in such countries. See Item 1 — "Business — Trademarks," and Item 3 — "Legal Proceedings."
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
We have significant undistributed earnings held by our subsidiaries outside the U.S. As of April 2, 2016, we had $1.085 billion in cash, cash equivalents, and short-term investments, of which $1.066 billion were held by our subsidiaries domiciled outside the U.S. We currently intend to reinvest these funds in order to fund strategic initiatives, working capital requirements, and debt repayments (both third-party and intercompany) of such foreign subsidiaries. However, if our plans change and we choose to repatriate any funds to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.
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
In addition, we are subject to changes in accounting rules and interpretations issued by the Financial Accounting Standards Board and other regulatory agencies. If and when effective, such changes to accounting standards could have a material impact on our consolidated financial statements. See Note 4 to the accompanying audited consolidated financial statements for further discussion of recent amendments to current accounting standards.
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
As of April 2, 2016, Mr. Ralph Lauren, or entities controlled by the Lauren family, held approximately 82% of the voting power of the outstanding common stock of our Company. Mr. R. Lauren also serves as our Executive Chairman and Chief Creative Officer, Mr. R. Lauren's son, Mr. David Lauren, is an executive officer of the Company and a director on our Board, and we employ other members of the Lauren family. From time to time, we may have other business dealings with Mr. R. Lauren, members of the Lauren family, or entities affiliated with Mr. R. Lauren or the Lauren family. As a result of his stock ownership and position in our Company, Mr. R. Lauren has the ability to exercise significant control over our business, including, without limitation, (i) the election of our Class B common stock directors, voting separately as a class and (ii) any action requiring the approval of our stockholders, including the adoption of amendments to our certificate of incorporation and the approval of mergers or sales of all or substantially all of our assets.
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
We rely on our licensing partners to preserve the value of our licenses. Failure to maintain licensing partners could harm our business.
The risks associated with our own products also apply to our licensed products in addition to any number of possible risks specific to a licensing partner's business, including risks associated with a particular licensing partner's ability to:

•	obtain capital;

•	manage its labor relations;

•	maintain relationships with its suppliers and customers; and

•	manage its credit and bankruptcy risks effectively.
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
We lease space for our retail stores, showrooms, warehouses, and offices in various domestic and international locations. We do not own any real property except for our distribution facility and an adjacent parcel of land in Greensboro, North Carolina; our retail e-commerce call center and distribution facility in High Point, North Carolina; and our retail stores in Southampton and Easthampton, New York, and Nantucket, Massachusetts.
We believe that our existing facilities are well maintained, in good operating condition, and are adequate for our present level of operations.
The following table sets forth information relating to our key properties as of April 2, 2016:

Location	Use	Approximate Square Feet

Greensboro, NC	Wholesale and retail distribution facility	1,500,000
NC Highway 66, High Point, NC	Wholesale and retail distribution facility	847,000
N. Pendleton Street, High Point, NC	Retail e-commerce call center and distribution facility	805,000
625 Madison Avenue, NYC	Corporate offices and showrooms	412,000
Eagle Hill Drive, High Point, NC	Wholesale distribution facility	343,000
650 Madison Avenue, NYC	Executive and corporate offices, design studio, and showrooms	270,000
Lyndhurst, NJ	Corporate and retail administrative offices	178,000
Geneva, Switzerland	European corporate offices	107,000
7th Avenue, NYC	Corporate offices, design studio, and Women's showrooms	104,000
Gateway Office, Hong Kong	Asia corporate offices	56,000
Manhattan Place, Hong Kong	Asia sourcing offices	46,000
5th Avenue, NYC	Retail flagship store	39,000
888 Madison Avenue, NYC	Retail flagship store	37,900
N. Michigan Avenue, Chicago	Retail flagship store	37,500
London, UK	Retail flagship store	31,500
867 Madison Avenue, NYC	Retail flagship store	27,700
Paris, France	Retail flagship store	25,700
Tokyo, Japan	Retail flagship store	25,000
Lee Gardens, Hong Kong	Retail flagship store	20,200
N. Rodeo Drive, Beverly Hills	Retail flagship store	19,400

As of April 2, 2016, we directly operated 493 retail stores, totaling approximately 3.8 million square feet. We anticipate that we will be able to extend our retail store leases, as well as those leases for our non-retail facilities, which expire in the near future on satisfactory terms or relocate to desirable alternate locations. We generally lease our freestanding retail stores for initial periods ranging from 5 to 15 years, with renewal options. See Item 1A — "Risk Factors — Our business is subject to risks associated with leasing real estate and other assets under long-term, non-cancellable leases."

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
Our Class A common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "RL." The following table sets forth the high and low sales prices per share of our Class A common stock, as reported on the NYSE Composite Tape, and the cash dividends per common share declared for each quarterly period in our two most recent fiscal years:

	Market Price of Class A Common Stock		Dividends Declared per Common Share
	High	Low
Fiscal 2016:
First Quarter	$141.08	$127.77	$0.50
Second Quarter	135.67	104.34	0.50
Third Quarter	137.38	103.29	0.50
Fourth Quarter	115.85	82.15	0.50
Fiscal 2015:
First Quarter	$164.75	$141.93	$0.45
Second Quarter	174.98	152.22	0.45
Third Quarter	185.92	153.39	0.45
Fourth Quarter	187.49	127.29	0.50
Since 2003, we have maintained a regular quarterly cash dividend program on our common stock. On February 3, 2015, our Board of Directors approved an increase to the quarterly cash dividend on our common stock from $0.45 per share to $0.50 per share. Approximately $168 million was recorded as a reduction to retained earnings during Fiscal 2016 in connection with dividends declared.
As of May 13, 2016, there were 750 holders of record of our Class A common stock and 6 holders of record of our Class B common stock. All of our outstanding shares of Class B common stock are owned by Mr. Ralph Lauren, Executive Chairman and Chief Creative Officer, and entities controlled by the Lauren family. Shares of our Class B common stock may be converted immediately into Class A common stock on a one-for-one basis by the holder. There is no cash or other consideration paid by the holder converting the shares and, accordingly, there is no cash or other consideration received by the Company. The shares of Class A common stock issued by the Company in such conversions are exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. No shares of our Class B common stock were converted into Class A common stock during the fiscal quarter ended April 2, 2016.
The following table sets forth repurchases of shares of our Class A common stock during the fiscal quarter ended April 2, 2016:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(a)
					(millions)
December 27, 2015 to January 23, 2016	819	(b)	$113.40	—	$200
January 24, 2016 to February 20, 2016	1,167,700		85.61	1,167,700	100
February 21, 2016 to April 2, 2016	946	(b)	94.89	—	100
	1,169,465			1,167,700

(a)
As of April 2, 2016, the remaining availability under our Class A common stock repurchase program was approximately $100 million. On May 11, 2016, the Company's Board of Directors approved an expansion of the program that allows it to repurchase up to an additional $200 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions.

(b)	Represents shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.
The following graph compares the cumulative total stockholder return (stock price appreciation plus dividends) on our Class A common stock to the cumulative total return of the Standard & Poor's 500 Index and a peer group index of companies that we believe are closest to ours (the "Peer Group") for the period from April 2, 2011, the last day of our 2011 fiscal year, through April 2, 2016, the last day of our 2016 fiscal year. Our Peer Group consists of Burberry Group PLC, Coach, Inc., Compagnie Financière Richemont SA, The Estée Lauder Companies Inc., Hermes International, Kering, Luxottica Group, LVMH, PVH Corp., Tiffany & Co., Tod's S.p.A., and V.F. Corporation. All calculations for foreign companies in our Peer Group are performed using the local foreign issue of such companies. The returns are calculated by assuming an investment in the Class A common stock and each index of $100 on April 2, 2011, with all dividends reinvested.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Ralph Lauren Corporation, the S&P 500 Index, and a Peer Group
*$100 invested on April 2, 2011 in stock or March 31, 2011 in an index, including reinvestment of dividends. Index calculated on a month-end basis.

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
The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read together with our audited consolidated financial statements and footnotes, which are included in this Annual Report on Form 10-K. We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, Fiscal 2016 ended on April 2, 2016 and was a 53-week period; Fiscal 2015 ended on March 28, 2015 and was a 52-week period; and Fiscal 2014 ended on March 29, 2014 and was also a 52-week period. Fiscal 2017 will end on April 1, 2017 and will be a 52-week period.
INTRODUCTION
MD&A is provided as a supplement to the accompanying audited consolidated financial statements and footnotes to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:

•
Overview.    This section provides a general description of our business, current trends and outlook, and a summary of our financial performance for Fiscal 2016. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for Fiscal 2016 as compared to Fiscal 2015 and Fiscal 2015 as compared to Fiscal 2014.

•
Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of April 2, 2016, which includes (i) an analysis of our financial condition compared to the prior fiscal year-end; (ii) an analysis of changes in our cash flows for Fiscal 2016 and Fiscal 2015 as compared to the respective prior fiscal year; (iii) an analysis of our liquidity, including the availability under our commercial paper borrowing program and credit facilities, common stock repurchases, payments of dividends, and our outstanding debt and covenant compliance; and (iv) a summary of our contractual and other obligations as of April 2, 2016.

•	Market risk management. This section discusses how we manage our risk exposures related to foreign currency exchange rates, interest rates, and our investments as of April 2, 2016.

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

OVERVIEW
Our Business
Our Company is a global leader in the design, marketing, and distribution of premium lifestyle products, including apparel, accessories, home furnishings, and other licensed product categories. Our long-standing reputation and distinctive image have been consistently developed across an expanding number of products, brands, sales channels, and international markets. Our brand names include Ralph Lauren, Ralph Lauren Collection, Ralph Lauren Purple Label, Polo Ralph Lauren, Double RL, Lauren Ralph Lauren, Polo Ralph Lauren Children, Denim & Supply Ralph Lauren, Chaps, Club Monaco, and American Living, among others.
We classify our businesses into three segments: Wholesale, Retail, and Licensing. Our Wholesale business, which represented approximately 45% of our Fiscal 2016 net revenues, consists of sales made principally to major department stores and specialty stores around the world. Our Retail business, which represented approximately 53% of our Fiscal 2016 net revenues, consists of sales made directly to consumers through our integrated retail channel, which includes our retail stores, concession-based shop-within-shops, and our e-commerce operations around the world. Our Licensing business, which represented approximately 2% of our Fiscal 2016 net revenues, consists of royalty-based arrangements under which we license to unrelated third parties for specified periods the right to operate retail stores and/or to use our various trademarks in connection with the manufacture and sale of designated products, such as certain apparel, eyewear, fragrances, and home furnishings. Approximately

37% of our Fiscal 2016 net revenues were earned outside of the U.S. See Note 21 to the accompanying audited consolidated financial statements for a summary of net revenues, operating income, and total assets by reportable segment, as well as net revenues and long-lived assets by geographic location.
Our business is typically affected by seasonal trends, with higher levels of wholesale sales in our second and fourth fiscal quarters and higher retail sales in our second and third fiscal quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school, and holiday shopping periods impacting our Retail segment.
Current Trends and Outlook
The global economy continues to be in a heightened state of uncertainty, as productivity growth in both advanced and emerging countries remains low. Certain worldwide events, including political unrest, disease epidemics, monetary policy changes, and currency and commodity price volatility, as well as China's recent economic slowdown, continue to impact consumer confidence and the global economy as a whole, as well as the world's stock markets. While certain geographic regions are withstanding these pressures better than others, the level of consumer travel and spending on discretionary items remains constrained in certain markets, with trends likely to continue in 2016. Additionally, consumers are increasingly spending more of their discretionary income on “experiences,” such as dining and entertainment, over consumer goods. Consequently, consumer retail traffic remains relatively weak and inconsistent, which has led to increased competition and a desire to offset traffic declines with increased levels of conversion. Certain of our operations have experienced, and have been impacted by, these dynamics, with variations across the geographic regions and businesses in which we operate.
If the current economic conditions and challenging industry trends continue or worsen, the constrained level of worldwide consumer spending and modified consumption behavior may continue to have a negative effect on our sales, inventory levels, and operating margin in Fiscal 2017. Furthermore, our results have been, and are expected to continue to be, negatively impacted by unfavorable foreign exchange rate fluctuations. We have initiated various operating strategies to mitigate these challenges, and remain optimistic about our future growth prospects. Accordingly, we continue to invest in our longer-term growth initiatives, including our restructuring activities, as described within "Recent Developments" below, while continually monitoring macroeconomic risks and remaining focused on disciplined expense management. Although we continue to expect that the dilutive effects of investments that we are making in our business will create operating margin pressure in the near-term, we expect that these initiatives will create longer-term shareholder value. We will continue to monitor these risks and evaluate and adjust our operating strategies and foreign currency and cost management opportunities to mitigate the related impact on our results of operations, while remaining focused on the long-term growth of our business and protecting the value of our brand.
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A — "Risk Factors" included in this Annual Report on Form 10-K.
Summary of Financial Performance
Operating Results
In Fiscal 2016, we reported net revenues of $7.405 billion, net income of $396 million, and net income per diluted share of $4.62, as compared to net revenues of $7.620 billion, net income of $702 million, and net income per diluted share of $7.88 in Fiscal 2015. The comparability of our operating results has been affected by charges incurred in connection with the Global Reorganization Plan (as defined within "Recent Developments" below), other charges primarily related to a pending customs audit and the settlement of certain litigation claims, unfavorable foreign currency effects, and the 53rd week in Fiscal 2016, all as discussed further below.
During Fiscal 2016, net revenues declined 2.8% on a reported basis and increased 0.8% on a constant currency basis, as defined within "Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition" below. The decline in reported net revenues during Fiscal 2016 reflected lower net revenues from our wholesale and retail businesses, primarily driven by unfavorable foreign currency effects and a more competitive retail environment, partially offset by the favorable impact of the 53rd week in Fiscal 2016, which resulted in incremental net revenues of $72 million. Our gross margin percentage declined by 100 basis points to 56.5% during Fiscal 2016, primarily driven by unfavorable foreign currency effects and certain non-cash charges recorded in connection with the Global Reorganization Plan, partially offset by increased profitability largely attributable to favorable channel mix. Selling, general, and administrative ("SG&A") expenses as a percentage of net revenues increased by 250 basis points to 45.8% during Fiscal 2016, primarily due to operating deleverage on lower net revenues due in part to unfavorable foreign currency effects, and increased investments in our stores, facilities, and infrastructure consistent with our longer-term initiatives.

Net income declined by $306 million in Fiscal 2016 as compared to Fiscal 2015, primarily due to a $453 million decrease in operating income, partially offset by a $129 million decline in our provision for income taxes. The lower income tax provision for Fiscal 2016 was primarily driven by lower pretax income and a decline in our reported effective tax rate of 70 basis points. Net income per diluted share declined by $3.26 to $4.62 per share in Fiscal 2016 as compared to Fiscal 2015, primarily due to lower net income, partially offset by lower weighted-average diluted shares outstanding during Fiscal 2016. Our operating results during Fiscal 2016 included $142 million of pretax charges recorded in connection with the Global Reorganization Plan, $48 million of other charges primarily related to a pending customs audit and the settlement of certain litigation claims, and $22 million of other non-cash impairment charges related to underperforming stores subject to potential future closure, which together had an after-tax effect of reducing net income by $150 million, or approximately $1.74 per diluted share. Partially offsetting these charges was the favorable impact of the 53rd week in Fiscal 2016, which increased net income by $8 million, or approximately $0.10 per diluted share. Net income per diluted share also included unfavorable foreign currency impacts of approximately $1.10 per diluted share in Fiscal 2016.
Financial Condition and Liquidity
We ended Fiscal 2016 in a net cash and investments position (cash and cash equivalents plus short-term and non-current investments, less total debt) of $559 million, compared to $620 million as of the end of Fiscal 2015. The decline in our net cash and investments position was primarily due to our use of cash to support Class A common stock repurchases of $500 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to invest in our business through $418 million of capital expenditures, and to make cash dividend payments of $170 million, partially offset by our operating cash flows of $1.007 billion during Fiscal 2016.
We generated $1.007 billion of cash from operations during Fiscal 2016, compared to $894 million during Fiscal 2015. The increase in our operating cash flows was primarily due to a net favorable change related to our operating assets and liabilities, including our working capital, partially offset by a decline in net income before non-cash charges during Fiscal 2016 as compared to the prior fiscal year.
Our equity declined to $3.744 billion as of April 2, 2016, compared to $3.891 billion as of March 28, 2015, primarily due to our Class A common stock repurchases and dividends declared, partially offset by our comprehensive income and the net impact of stock-based compensation arrangements during Fiscal 2016.
Recent Developments
Global Reorganization Plan
On May 12, 2015, our Board of Directors approved a reorganization and restructuring plan comprised of the following major actions: (i) the reorganization of the Company from its historical channel and regional structure to an integrated global brand-based operating structure, which will streamline our business processes to better align our cost structure with our long-term growth strategy; (ii) a strategic store and shop-within-shop performance review conducted by region and brand; (iii) a targeted corporate functional area review; and (iv) the consolidation of certain of our luxury lines (collectively, the "Global Reorganization Plan"). The Global Reorganization Plan has resulted in a reduction in workforce and the closure of certain stores and shop-within-shops. Actions associated with the Global Reorganization Plan were substantially completed during Fiscal 2016 and are expected to result in improved operational efficiencies by reducing annual operating expenses by approximately $125 million.
In connection with the Global Reorganization Plan, we recorded total charges of $142 million during Fiscal 2016 (see Notes 10 and 11 to the accompanying audited consolidated financial statements) and expect to incur additional charges of approximately $5 million during Fiscal 2017.
In addition, we continue to develop and work towards finalizing our strategic growth plan for Fiscal 2017 and beyond, which once completed will likely result in additional restructuring activities and related charges.

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

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	March 29, 2014
	(millions)
Impairments of assets (see Note 10)	$(49)	$(7)	$(1)
Restructuring and other charges (see Note 11)	(143)	(10)	(18)
In addition to the charges presented above, we also incurred inventory-related charges of $20 million in connection with the Global Reorganization Plan during Fiscal 2016, which were recorded within cost of goods sold in the consolidated statements of income (see Note 11).

•	the inclusion of the 53rd week in Fiscal 2016, which resulted in incremental net revenues of $72 million and net income of $8 million, or approximately $0.10 per diluted share.

•
our acquisitions of previously licensed businesses, including the transition of the Ralph Lauren-branded apparel and accessories business in Australia and New Zealand (the "Australia and New Zealand Business") from a licensed to a wholly-owned operation (the "Australia and New Zealand Licensed Operations Acquisition") in July 2013; and the transition of the North American Chaps-branded men's sportswear business (the "Chaps Menswear Business") from a licensed to a wholly-owned operation (the "Chaps Menswear License Acquisition") in April 2013, which resulted in a $16 million gain recorded during the first quarter of Fiscal 2014.

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
Fiscal 2016 Compared to Fiscal 2015
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$7,405	$7,620	$(215)	(2.8%)
Cost of goods sold(a)	(3,218)	(3,242)	24	(0.7%)
Gross profit	4,187	4,378	(191)	(4.4%)
Gross profit as % of net revenues	56.5%	57.5%		(100 bps)
Selling, general, and administrative expenses(a)	(3,389)	(3,301)	(88)	2.7%
SG&A expenses as % of net revenues	45.8%	43.3%		250 bps
Amortization of intangible assets	(24)	(25)	1	(6.2%)
Impairment of assets	(49)	(7)	(42)	NM
Restructuring and other charges	(143)	(10)	(133)	NM
Operating income	582	1,035	(453)	(43.8%)
Operating income as % of net revenues	7.9%	13.6%		(570 bps)
Foreign currency losses	(4)	(26)	22	(85.2%)
Interest expense	(21)	(17)	(4)	25.7%
Interest and other income, net	6	6	—	(7.9%)
Equity in losses of equity-method investees	(11)	(11)	—	(5.3%)
Income before provision for income taxes	552	987	(435)	(44.1%)
Provision for income taxes	(156)	(285)	129	(45.5%)
Effective tax rate(b)	28.2%	28.9%		(70 bps)
Net income	$396	$702	$(306)	(43.6%)
Net income per common share:
Basic	$4.65	$7.96	$(3.31)	(41.6%)
Diluted	$4.62	$7.88	$(3.26)	(41.4%)

(a)	Includes total depreciation expense of $286 million and $269 million for Fiscal 2016 and Fiscal 2015, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.
NM Not meaningful.
Net Revenues.    Net revenues decreased by $215 million, or 2.8%, to $7.405 billion in Fiscal 2016 from $7.620 billion in Fiscal 2015. This decrease included the favorable impact of the 53rd week in Fiscal 2016, which resulted in incremental net revenues of $72 million. On a constant currency basis, net revenues increased by $60 million, or 0.8%.

Net revenues for our three business segments, as well as a discussion of the changes in each segment's net revenues from the prior fiscal year, are provided below:

	Fiscal Years Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	April 2, 2016	March 28, 2015	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
Wholesale	$3,297	$3,495	$(198)	$(105)	$(93)	(5.7%)	(2.7%)
Retail	3,933	3,956	(23)	(168)	145	(0.6%)	3.7%
Licensing	175	169	6	(2)	8	3.7%	5.0%
Total net revenues	$7,405	$7,620	$(215)	$(275)	$60	(2.8%)	0.8%
Wholesale net revenues — Net revenues decreased by $198 million, or 5.7%, during Fiscal 2016 as compared to Fiscal 2015, inclusive of the favorable impact of the 53rd week in Fiscal 2016, which resulted in incremental net revenues of $10 million on a reported basis. The decrease also included net unfavorable foreign currency effects of $105 million, primarily related to the weakening of the Euro and the Canadian Dollar against the U.S. Dollar. On a constant currency basis, net revenues decreased by $93 million, or 2.7%.
The $198 million net decline in Wholesale net revenues was driven by:

•
a $156 million, or 5.8%, net decrease related to our business in the Americas, reflecting lower sales across all of our major apparel and accessories businesses, due in part to a decline in foreign tourist traffic in major metropolitan locations, which contributed to a more competitive retail environment. The net decrease related to our business in the Americas also reflected net unfavorable foreign currency effects of $14 million due to the weakening of the Canadian Dollar against the U.S. Dollar; and

•
a $33 million, or 4.6%, net decrease related to our European business, reflecting net unfavorable foreign currency effects of $86 million, partially offset by increased sales across all of our major apparel and accessories businesses. On a constant currency basis, net revenues related to our European business increased by $53 million, or 7.3%.

Retail net revenues — Net revenues decreased by $23 million, or 0.6%, during Fiscal 2016 compared to Fiscal 2015, inclusive of the favorable impact of the 53rd week in Fiscal 2016, which resulted in incremental net revenues of $62 million on a reported basis. The decrease also included net unfavorable foreign currency effects of $168 million, primarily related to the weakening of the Euro, the Japanese Yen, the Canadian Dollar, and the Korean Won against the U.S. Dollar. On a constant currency basis, net revenues increased by $145 million, or 3.7%.
The $23 million net decline in Retail net revenues was driven by:

•
a $220 million, or 7%, net decline in consolidated comparable store sales, including net unfavorable foreign currency effects of $123 million. Our total comparable store sales decreased by $97 million, or 3%, on a constant currency basis, primarily driven by lower sales from certain retail stores, partially offset by an increase from our Ralph Lauren e-commerce operations. Comparable store sales related to our e-commerce operations increased by approximately 2% on a reported basis and 3% on a constant currency basis over the related prior period, and had a favorable impact on our total comparable store sales of approximately 1% to 2% on both a reported and constant currency basis. Our consolidated comparable store sales excluding e-commerce declined by approximately 8% to 9% on a reported basis and 4% to 5% on a constant currency basis. All comparable store sales metrics were calculated on a 52-week basis.

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

This decline was partially offset by:

•
a $197 million, or 28%, net increase in non-comparable store sales, inclusive of the favorable impact of the 53rd week in Fiscal 2016, which resulted in incremental net revenues of $62 million on a reported basis. The increase also included net unfavorable foreign currency effects of $45 million. On a constant currency basis, non-comparable store sales increased by $242 million, or 34%, primarily driven by new global store openings and the expansion of our e-commerce operations within the past twelve months, which more than offset the impact of store closings.

Our global average store count increased by 91 stores and concession shops during Fiscal 2016 compared with the prior fiscal year, due to new global store openings, primarily in Asia, partially offset by store closures. The following table details our retail store presence as of the periods presented:

	April 2, 2016	March 28, 2015
Stores:
Freestanding stores	493	466
Concession shops	583	536
Total stores	1,076	1,002

In addition to our stores, our Retail segment sells products online through our e-commerce channel, which includes:

•	Our North American e-commerce sites located at www.RalphLauren.com and www.ClubMonaco.com, as well as our Club Monaco site in Canada located at www.ClubMonaco.ca;

•	Our Ralph Lauren e-commerce sites in Europe, including www.RalphLauren.co.uk, www.RalphLauren.fr, and www.RalphLauren.de; and

•	Our Ralph Lauren e-commerce sites in Asia, including www.RalphLauren.co.jp, www.RalphLauren.co.kr, www.RalphLauren.asia, and www.RalphLauren.com.au.
Licensing revenues — Net revenues increased by $6 million, or 3.7%, during Fiscal 2016 as compared to Fiscal 2015, including net unfavorable foreign currency effects of $2 million, primarily related to the weakening of the Euro and the Japanese Yen against the U.S. Dollar. On a constant currency basis, net revenues increased by $8 million, or 5.0%.
Gross Profit.    Gross profit decreased by $191 million, or 4.4%, to $4.187 billion in Fiscal 2016 from $4.378 billion in Fiscal 2015. Gross profit as a percentage of net revenues declined by 100 basis points to 56.5% in Fiscal 2016 from 57.5% in Fiscal 2015. This decline was primarily driven by unfavorable foreign currency effects and certain non-cash charges recorded in connection with the Global Reorganization Plan, partially offset by increased profitability largely attributable to favorable channel mix.
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
Selling, General, and Administrative Expenses.    SG&A expenses primarily include compensation and benefits, advertising and marketing, distribution, bad debt, information technology, facilities, legal, and other costs associated with finance and administration. SG&A expenses increased by $88 million, or 2.7%, to $3.389 billion in Fiscal 2016 from $3.301 billion in Fiscal 2015. This increase included a net favorable foreign currency effect of $110 million, primarily related to the weakening of the Euro, the Japanese Yen, and the Korean Won against the U.S. Dollar. SG&A expenses as a percentage of net revenues increased to 45.8% in Fiscal 2016 from 43.3% in Fiscal 2015. The 250 basis point increase was primarily due to operating deleverage on lower net revenues due in part to unfavorable foreign currency effects, as previously discussed, and an increase in operating expenses in support of the continued investment in, and expansion of, our retail businesses (which typically carry higher operating expense margins) through new store and concession shop openings (as previously discussed); increased investments in our facilities and infrastructure; increased advertising and marketing costs; and investments in new business initiatives. These increases were partially offset by our operational discipline and savings associated with our restructuring activities.

The $88 million net increase in SG&A expenses by functional category is as follows:

Fiscal 2016 Compared to Fiscal 2015
(millions)
SG&A expense category:
Consulting fees	$26
Depreciation expense	18
Rent and occupancy expenses	16
Compensation-related expenses	7
Marketing and advertising expenses	5
Other	16
Total change in SG&A expenses	$88
During Fiscal 2017, we continue to expect a certain amount of operating expense deleverage due to foreign exchange rate volatility and continued investment in our long-term strategic growth initiatives, including expansion of the Polo-branded store concept around the world, retail store expansion, department store renovations, and continued investment in our infrastructure, partially offset by anticipated cost savings related to our restructuring activities (see "Recent Developments").
Amortization of Intangible Assets.    Amortization of intangible assets decreased by $1 million, or 6.2%, to $24 million in Fiscal 2016 from $25 million in Fiscal 2015. This decrease reflected the absence of expense in the current fiscal year for certain customer relationship intangible assets that were fully amortized as of the end of Fiscal 2015.
Impairment of Assets.   During Fiscal 2016, we recorded non-cash impairment charges of $49 million to write off certain fixed assets related to our domestic and international stores and shop-within-shops, of which $27 million was recorded in connection with the Global Reorganization Plan and $22 million was recorded in connection with underperforming stores subject to potential future closure. During Fiscal 2015, we recognized non-cash impairment charges of $7 million, primarily to write off certain fixed assets related to domestic and international retail stores (see Note 10 to the accompanying audited consolidated financial statements).
Restructuring and Other Charges.   During Fiscal 2016, we recorded restructuring charges of $95 million in connection with the Global Reorganization Plan, consisting of severance and benefit costs, lease termination and store closure costs, other cash charges, and non-cash accelerated stock-based compensation expense. In addition, during Fiscal 2016, we recorded other charges of $48 million primarily related to a pending customs audit and the settlement of certain litigation claims. During Fiscal 2015, we recorded restructuring charges of $10 million, primarily related to severance and benefit costs associated with certain of our retail, wholesale, and corporate operations. (see Note 11 to the accompanying audited consolidated financial statements).
Operating Income.    Operating income decreased by $453 million, or 43.8%, to $582 million in Fiscal 2016 from $1.035 billion in Fiscal 2015. This decrease included $142 million of charges recorded in connection with the Global Reorganization Plan, $48 million of other charges primarily related to a pending customs audit and the settlement of certain litigation claims, and $22 million of other non-cash impairment charges related to underperforming stores subject to potential future closure, all as previously discussed. This decrease also included a net unfavorable foreign currency effect of $112 million, primarily related to the weakening of the Euro, the Japanese Yen, and the Canadian Dollar against the U.S. Dollar. Operating income as a percentage of net revenues decreased 570 basis points, to 7.9% in Fiscal 2016 from 13.6% in Fiscal 2015. The overall decline in operating income as a percentage of net revenues was primarily driven by the decrease in our gross profit margin and the increase in SG&A expenses as a percentage of net revenues, both of which are inclusive of unfavorable foreign currency effects, as well as the increase in restructuring and other charges and impairment of assets, all as previously discussed.

Operating income and margin for each of our three reportable segments are provided below:

	Fiscal Years Ended
	April 2, 2016		March 28, 2015
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
Wholesale	$822	24.9%	$943	27.0%	$(121)	(210 bps)
Retail	359	9.1%	527	13.3%	(168)	(420 bps)
Licensing	155	88.7%	152	90.4%	3	(170 bps)
	1,336		1,622		(286)
Unallocated corporate expenses	(611)		(577)		(34)
Unallocated restructuring and other charges	(143)		(10)		(133)
Total operating income	$582	7.9%	$1,035	13.6%	$(453)	(570 bps)
Wholesale operating margin declined by 210 basis points, primarily due to the unfavorable impact of 130 basis points related to decreased profitability in our core wholesale businesses, largely driven by the impact of a more competitive domestic retail environment and an increase in SG&A expenses as a percentage of net revenues, partially offset by improved performance of certain of our international operations. The remaining decline in Wholesale operating margin was primarily attributable to net unfavorable foreign currency effects of 60 basis points, as well as a 20 basis point decline attributable to non-cash charges recorded in connection with the Global Reorganization Plan.
Retail operating margin declined by 420 basis points, primarily due to a 160 basis point decline attributable to non-cash charges largely recorded in connection with the Global Reorganization Plan and unfavorable foreign currency effects of 110 basis points. The remaining 150 basis point decline in Retail operating margin was primarily attributable to decreased profitability in our core retail businesses, largely driven by an increase in SG&A expenses as a percentage of net revenues.
Licensing operating margin declined by 170 basis points, primarily due to an increase in SG&A expenses as a percentage of net revenues.
Unallocated corporate expenses increased by $34 million, primarily due to higher compensation-related costs of $33 million, due in part to the introduction of new vesting provisions for certain stock-based compensation awards granted to retirement-eligible employees beginning in Fiscal 2016 (see Note 19 to the accompanying audited consolidated financial statements), and higher consulting fees of $27 million. These increases were partially offset by a decline in other operating expenses of $26 million due in part to operational discipline.
Unallocated restructuring and other charges increased by $133 million to $143 million in Fiscal 2016 from $10 million in Fiscal 2015, as previously described (see Note 11 to the accompanying audited consolidated financial statements).
Non-operating Expense, Net.    Non-operating expense, net is comprised of net foreign currency gains (losses), interest expense, interest and other income, net, and equity in losses from our equity-method investees. Non-operating expense, net decreased by $18 million to $30 million in Fiscal 2016 from $48 million in Fiscal 2015. The decline in non-operating expense, net was primarily attributable to lower foreign currency losses of $22 million, largely related to the net favorable revaluation and settlement of foreign currency-denominated intercompany receivables and payables, inclusive of the impact of forward foreign currency exchange contracts, as compared to the prior fiscal year (foreign currency gains (losses) do not result from the translation of the operating results of our foreign subsidiaries to U.S. Dollars). This decrease was partially offset by higher interest expense of $4 million, primarily attributable to the 2.625% unsecured senior notes issued in August 2015.
Provision for Income Taxes.    The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes decreased by $129 million, or 45.5%, to $156 million in Fiscal 2016 from $285 million in Fiscal 2015. The decrease in the provision for income taxes was primarily due to the decline in pretax income, coupled with a decrease in our reported effective tax rate of 70 basis points to 28.2% in Fiscal 2016 from 28.9% in Fiscal 2015. The lower effective tax rate for Fiscal 2016 was primarily due to income tax benefits resulting from the expiration of statutes of limitations, a change to the assessment period associated with certain tax liabilities, and provision to tax return adjustments, partially offset by the reversal of certain deferred tax assets that were determined to not be realizable and the absence of tax benefits derived from the legal entity restructuring of certain of our foreign operations during Fiscal 2015. The effective tax rate differs from the statutory tax rate due to the effect of state and local taxes, tax rates in foreign jurisdictions, and certain nondeductible expenses. Our effective tax rate will change from period to period based on various factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.
Net Income.    Net income declined by $306 million, or 43.6%, to $396 million in Fiscal 2016 from $702 million in Fiscal 2015. The decline in net income was primarily due to the $453 million decline in operating income, partially offset by the $129 million reduction in our provision for income taxes, as previously discussed. Our operating results during Fiscal 2016 were negatively impacted by $142 million of pretax charges recorded in connection with the Global Reorganization Plan, $48 million of other charges primarily related to a pending customs audit and the settlement of certain litigation claims, and $22 million of other non-cash impairment charges related to underperforming stores subject to potential future closure, which together had an after-tax effect of reducing net income by $150 million. Partially offsetting these charges was the favorable impact of the 53rd week in Fiscal 2016, which increased net income by $8 million. Net income also included unfavorable foreign currency impacts of $94 million during Fiscal 2016.
Net Income per Diluted Share.    Net income per diluted share declined by $3.26, or 41.4%, to $4.62 per share in Fiscal 2016 from $7.88 per share in Fiscal 2015. The decline was due to lower net income, as previously discussed, partially offset by lower weighted-average diluted shares outstanding during Fiscal 2016, driven by our share repurchases over the last twelve months. Net income per diluted share for Fiscal 2016 was negatively impacted by approximately $1.74 per share as a result of charges recorded in connection with the Global Reorganization Plan, other charges primarily related to a pending customs audit and the settlement of certain litigation claims, and other non-cash impairment charges related to underperforming stores subject to potential future closure, and favorably impacted by approximately $0.10 per share as a result of the 53rd week in Fiscal 2016, all as previously discussed. Net income per diluted share also included unfavorable foreign currency impacts of approximately $1.10 per share during Fiscal 2016.

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

Net revenues for our three business segments, as well as a discussion of the changes in each segment's net revenues from the prior fiscal year, are provided below:

	Fiscal Years Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	March 28, 2015	March 29, 2014	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
Wholesale	$3,495	$3,486	$9	$(63)	$72	0.3%	2.1%
Retail	3,956	3,798	158	(65)	223	4.2%	5.9%
Licensing	169	166	3	(3)	6	1.8%	3.3%
Total net revenues	$7,620	$7,450	$170	$(131)	$301	2.3%	4.0%
Wholesale net revenues — Net revenues increased by $9 million, or 0.3%, during Fiscal 2015 as compared to Fiscal 2014, including net unfavorable foreign currency effects of $63 million, primarily related to the weakening of the Euro, the Canadian Dollar, and the Japanese Yen against the U.S. Dollar. On a constant currency basis, net revenues increased by $72 million, or 2.1%.
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

Retail net revenues — Net revenues increased by $158 million, or 4.2%, during Fiscal 2015 compared to Fiscal 2014, including net unfavorable foreign currency effects of $65 million, primarily related to the weakening of the Japanese Yen and the Euro against the U.S. Dollar. On a constant currency basis, net revenues increased by $223 million, or 5.9%.
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

Our global average store count increased by 36 stores and concession shops during Fiscal 2015 compared with the prior fiscal year, due to new global store openings, primarily in Asia, partially offset by store closures. The following table details our retail store and e-commerce presence as of the periods presented:

	March 28, 2015	March 29, 2014
Stores:
Freestanding stores	466	433
Concession shops	536	503
Total stores	1,002	936

E-commerce Sites:
North American sites(a)	3	3
European sites(b)	3	3
Asian sites(c)	4	2
Total e-commerce sites	10	8

(a)	Includes www.RalphLauren.com, www.ClubMonaco.com, and www.ClubMonaco.ca.

(b)	Includes www.RalphLauren.co.uk, www.RalphLauren.fr, and www.RalphLauren.de.

(c)	Includes www.RalphLauren.co.jp and www.RalphLauren.co.kr, and, as of March 28, 2015, www.RalphLauren.asia and www.RalphLauren.com.au.
Licensing revenues — Net revenues increased by $3 million, or 1.8%, during Fiscal 2015 as compared to Fiscal 2014, including net unfavorable foreign currency effects of $3 million, primarily related to the weakening of the Euro and the Japanese Yen against the U.S. Dollar. On a constant currency basis, net revenues increased by $6 million, or 3.3%.
The $3 million increase in net revenues was primarily attributable to increased apparel and accessories-related revenues and home licensing revenues, partially offset by the impact of the transition of the previously licensed Australia and New Zealand Business to a wholly-owned operation.
Gross Profit.    Gross profit increased by $68 million, or 1.6%, to $4.378 billion in Fiscal 2015 from $4.310 billion in Fiscal 2014. Gross profit as a percentage of net revenues decreased by 40 basis points to 57.5% in Fiscal 2015 from 57.9% in Fiscal 2014. This decline was primarily attributable to a more promotional retail environment and less favorable product mix, partially offset by a more favorable channel mix.
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
Impairment of Assets.   During Fiscal 2015, we recorded non-cash impairment charges of $7 million, primarily to write off certain fixed assets related to our domestic and international retail stores. During Fiscal 2014, we recognized non-cash impairment charges of $1 million to write off certain long-lived assets related to our European operations (see Note 10 to the accompanying audited consolidated financial statements).
Restructuring and Other Charges.   Restructuring and other charges declined by $8 million to $10 million in Fiscal 2015 from $18 million in Fiscal 2014. During Fiscal 2015, we recorded restructuring charges of $10 million, primarily related to severance and benefit costs associated with certain of our retail, wholesale, and corporate operations. During Fiscal 2014, we recorded restructuring charges of $8 million, primarily related to severance and benefit costs associated with our corporate operations. In addition, during Fiscal 2014, we recorded $10 million of accelerated stock-based compensation expense associated with certain new executive employment agreement provisions (see Note 11 to the accompanying audited consolidated financial statements).
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
Gain on acquisition of Chaps was $16 million for Fiscal 2014, as previously described and in Note 5 to the accompanying audited consolidated financial statements.
Unallocated restructuring and other charges declined by $8 million to $10 million in Fiscal 2015 from $18 million in Fiscal 2014, as previously described (see Note 11 to the accompanying audited consolidated financial statements).
Non-operating Expense, Net.    Non-operating expense, net increased by $14 million to $48 million in Fiscal 2015 from $34 million in Fiscal 2014. The higher non-operating expense, net was primarily attributed to (i) higher foreign currency losses, primarily related to the revaluation and settlement of foreign currency-denominated third-party and intercompany receivables and payables attributable to the weakening of the Japanese Yen, the Euro, and the Canadian Dollar against the U.S. Dollar, partially offset by gains recognized on forward foreign currency exchange contracts, and (ii) additional equity in losses from our equity-method investment in the Ralph Lauren Watch and Jewelry Company, Sárl (the "RL Watch Company"). These increases were partially offset by (i) higher interest and other income, net, primarily due to the increased balance of our investment portfolio, and (ii) lower interest expense associated with our current borrowings, including the 2.125% unsecured senior notes issued in September 2013 and commercial paper notes, as compared to the 4.5% interest rate on the Euro-denominated notes, which were repaid in October 2013 (see Note 13 to the accompanying audited consolidated financial statements).
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
Net Income.    Net income declined by $74 million, or 9.5%, to $702 million in Fiscal 2015 from $776 million in Fiscal 2014. The decline in net income was primarily due to the $95 million decline in operating income and higher foreign currency losses of $18 million, partially offset by the $35 million reduction in our provision for income taxes, all as previously discussed.
Net Income per Diluted Share.    Net income per diluted share declined by $0.55, or 6.5%, to $7.88 per share in Fiscal 2015 from $8.43 per share in Fiscal 2014. The decline was due to lower net income, as previously discussed, partially offset by lower weighted-average diluted shares outstanding during Fiscal 2015, driven by our share repurchases during Fiscal 2015.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of April 2, 2016 and March 28, 2015.

	April 2, 2016	March 28, 2015	$ Change
	(millions)
Cash and cash equivalents	$456	$500	$(44)
Short-term investments	629	644	(15)
Non-current investments(a)	187	8	179
Short-term debt	(116)	(234)	118
Long-term debt(b)	(597)	(298)	(299)
Net cash and investments(c)	$559	$620	$(61)
Equity	$3,744	$3,891	$(147)

(a)	Recorded within other non-current assets in our consolidated balance sheets.

(b)	See Note 13 to the accompanying audited consolidated financial statements for discussion of the carrying values of our long-term debt as of April 2, 2016 and March 28, 2015.

(c)	"Net cash and investments" is defined as cash and cash equivalents, plus short-term and non-current investments, less total debt.
The decline in our net cash and investments position at April 2, 2016 as compared to March 28, 2015 was primarily due to our use of cash to support our Class A common stock repurchases of $500 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to invest in our business through $418 million in capital expenditures, and to make cash dividend payments of $170 million during Fiscal 2016, partially offset by our operating cash flows of $1.007 billion.
The decline in equity was attributable to our share repurchase activity and dividends declared, partially offset by our comprehensive income and the net impact of stock-based compensation arrangements during Fiscal 2016.

Cash Flows
Fiscal 2016 Compared to Fiscal 2015

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	$ Change
	(millions)
Net cash provided by operating activities	$1,007	$894	$113
Net cash used in investing activities	(583)	(689)	106
Net cash used in financing activities	(473)	(421)	(52)
Effect of exchange rate changes on cash and cash equivalents	5	(81)	86
Net decrease in cash and cash equivalents	$(44)	$(297)	$253
Net Cash Provided by Operating Activities.    Net cash provided by operating activities increased to $1.007 billion during Fiscal 2016, from $894 million during Fiscal 2015. The $113 million net increase in cash provided by operating activities was primarily due to a net favorable change related to our operating assets and liabilities, including our working capital, partially offset by a decline in net income before non-cash charges. The net favorable change related to our working capital was primarily driven by:

•	a favorable change in our accounts receivable balance, largely driven by lower net revenues at the end of Fiscal 2016 and the timing of cash collections; and

•	favorable changes in our (i) prepaid expenses and other current assets and (ii) accounts payable and accrued liabilities balances, both largely driven by the timing of payments.
Net Cash Used in Investing Activities.    Net cash used in investing activities was $583 million during Fiscal 2016, as compared to $689 million during Fiscal 2015. The $106 million net decrease in cash used in investing activities was primarily driven by a $142 million decline in cash used to purchase investments, less proceeds from sales and maturities of investments. During Fiscal 2016, we made net investment purchases of $143 million, as compared to net investment purchases of $285 million during Fiscal 2015.
The above decrease in cash used in investing activities was partially offset by a $27 million increase in capital expenditures. During Fiscal 2016, we spent $418 million on capital expenditures, as compared to $391 million during Fiscal 2015. Our capital expenditures during Fiscal 2016 primarily related to our global retail store expansion, department store renovations, enhancements to our global information technology systems, and further development of our infrastructure, including the build-out of a new distribution center in High Point, North Carolina.
In Fiscal 2017, we expect to spend approximately $400 million in capital expenditures, primarily to support our global retail store expansion and further development of our infrastructure, including continued investment in a new global e-commerce platform. Our capital expenditures will also be focused on department store renovations and the continued implementation of SAP and other systems.
Net Cash Used in Financing Activities.    Net cash used in financing activities was $473 million during Fiscal 2016, as compared to $421 million during Fiscal 2015. The $52 million increase in cash used in financing activities was primarily driven by:

•
a $54 million decrease in proceeds from debt issuances, less cash used to repay debt. During Fiscal 2016, we received net proceeds of $299 million from our issuance of 2.625% unsecured senior notes in August 2015 and $26 million in borrowings under our credit facilities, which were partially offset by net repayments of $145 million related to our commercial paper note issuances and repayments. During Fiscal 2015, we received net proceeds of $234 million related to our commercial paper note issuances and repayments; and

•
a $12 million increase in cash used to pay dividends, primarily due to an increase in the quarterly cash dividend on our common stock from $0.45 per share to $0.50 per share effective beginning in the fourth quarter of Fiscal 2015. During Fiscal 2016, we used $170 million to pay dividends, as compared to $158 million during Fiscal 2015.

These increases in cash used in financing activities were partially offset by:

•
a $32 million decrease in cash used to repurchase shares of our Class A common stock. During Fiscal 2016, we used $480 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $20 million in shares of Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our long-term stock incentive plans. On a comparative basis, during Fiscal 2015, we used $500 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $32 million in shares of Class A common stock were surrendered or withheld for taxes.

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
Net Cash Used in Financing Activities.    Net cash used in financing activities was $421 million during Fiscal 2015, as compared to $599 million during Fiscal 2014. The $178 million decline in cash used in financing activities was primarily driven by:

•
a $203 million increase in proceeds from debt issuances, less cash used to repay debt. During Fiscal 2015, we received net proceeds of $234 million from commercial paper note issuances and repayments. During Fiscal 2014, we received $300 million in proceeds from our issuance of 2.125% unsecured senior notes in September 2013, a portion of which was used to repay the $269 million principal amount outstanding of the 4.5% Euro-denominated notes upon their maturity on October 4, 2013; and

52

•
a $26 million decline in cash used to repurchase shares of our Class A common stock. During Fiscal 2015, we used $500 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $32 million in shares of Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our long-term stock incentive plans. On a comparative basis, during Fiscal 2014, we used $498 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $60 million in shares of Class A common stock were surrendered or withheld for taxes.

The above decreases in cash used in financing activities were partially offset by:

•	a $26 million decline in excess tax benefits from stock-based compensation arrangements;

•	a $15 million increase in payments related to our capital lease obligations; and

•	a $9 million increase in cash used to pay dividends.
Sources of Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, availability under our credit facilities, our issuances of commercial paper notes, our available cash and cash equivalents and short-term investments, and other available financing options.
During Fiscal 2016, we generated $1.007 billion of net cash flows from our operations. As of April 2, 2016, we had $1.085 billion in cash, cash equivalents, and short-term investments, of which $1.066 billion were held by our subsidiaries domiciled outside the U.S. We are not dependent on foreign cash to fund our domestic operations and do not expect to repatriate these balances to meet our domestic cash needs. However, if our plans change and we choose to repatriate any funds to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.
The following table presents our total availability, borrowings outstanding, and remaining availability under our credit facilities and Commercial Paper Program as of April 2, 2016:

	April 2, 2016
Description(a)	Total Availability	Borrowings Outstanding		Remaining Availability
	(millions)
Commercial Paper Program(b)	$500	$90	(c)	$410
Global Credit Facility	500	9	(d)	491
Pan-Asia Credit Facilities	57	26	(c)	31

(a)	As defined in Note 13 to the accompanying audited consolidated financial statements.

(b)	Borrowings under the Commercial Paper Program are supported by the Global Credit Facility.

(c)	Classified as short-term debt within the consolidated balance sheet.

(d)	As of April 2, 2016, we were contingently liable for $9 million of outstanding letters of credit under the Global Credit Facility.
We believe that our Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of April 2, 2016, there were nine financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 20%. Borrowings under the Pan-Asia Credit Facilities are guaranteed by the parent company and are granted at the sole discretion of the participating regional branches of JPMorgan Chase (the "Banks"), subject to availability of the Banks' funds and satisfaction of certain regulatory requirements. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Global Credit Facility and the Pan-Asia Credit Facilities in the event of our election to draw funds in the foreseeable future.

Our sources of liquidity are used to fund our ongoing cash requirements, including working capital requirements, global retail store and e-commerce development and expansion, construction and renovation of shop-within-shops, investment in infrastructure, including technology, acquisitions, joint ventures, payment of dividends, debt repayments, common stock repurchases, settlement of contingent liabilities (including uncertain tax positions), and other corporate activities, including our restructuring actions. We believe that our existing sources of cash, the availability under our credit facilities, and our ability to access capital markets will be sufficient to support our operating, capital, and debt service requirements for the foreseeable future, the ongoing development of our businesses, and our plans for further business expansion.
See Note 13 to the accompanying audited consolidated financial statements for additional information relating to our credit facilities.
Common Stock Repurchase Program
As of April 2, 2016, the remaining availability under our Class A common stock repurchase program was approximately $100 million. On May 11, 2016, our Board of Directors approved an expansion of the program that allows us to repurchase up to an additional $200 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions.
See Note 17 to the accompanying audited consolidated financial statements for additional information relating to our Class A common stock repurchase program.
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
See Note 17 to the accompanying audited consolidated financial statements for additional information relating to our quarterly cash dividend program.
Debt and Covenant Compliance
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
The Global Credit Facility contains a number of covenants, as described in Note 13 to the accompanying audited consolidated financial statements. As of April 2, 2016, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility. The Pan-Asia Credit Facilities do not contain any financial covenants.
See Note 13 to the accompanying audited consolidated financial statements for additional information relating to our debt and covenant compliance.

Contractual and Other Obligations
Firm Commitments
The following table summarizes certain of our aggregate contractual obligations as of April 2, 2016, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flows in future periods. We expect to fund these firm commitments with operating cash flows generated in the normal course of business and, if necessary, through availability under our credit facilities or other accessible sources of financing.

	Fiscal 2017	Fiscal 2018-2019	Fiscal 2020-2021	Fiscal 2022 and Thereafter	Total
	(millions)
Senior Notes	$—	$300	$300	$—	$600
Interest payments on Senior Notes	14	25	12	—	51
Capital leases	30	54	55	106	245
Operating leases	346	634	494	733	2,207
Inventory purchase commitments	525	416	—	—	941
Other commitments	58	43	38	10	149
Total	$973	$1,472	$899	$849	$4,193
The following is a description of our material, firmly committed obligations as of April 2, 2016:

•
Senior Notes represents the principal amount of our outstanding 2.125% Senior Notes and 2.625% Senior Notes. Amounts do not include any fair value adjustments, call premiums, unamortized debt issuance costs, or interest payments (see below);

•	Interest payments on Senior Notes represent the semi-annual contractual interest payments due on our 2.125% Senior Notes and 2.625% Senior Notes;

•
Lease obligations represent the minimum lease rental payments due under noncancelable leases for our real estate and operating equipment. In addition to such amounts, we are normally required to pay taxes, insurance, and certain occupancy costs relating to our leased real estate properties, which are not included in the table above. Approximately 70% of these lease obligations relate to our retail operations. Information has been presented separately for capital and operating leases;

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

Excluded from the above contractual obligations table is the non-current liability for unrecognized tax benefits of $81 million as of April 2, 2016, as we cannot make a reliable estimate of the period in which the liability will be settled, if ever. The above table also excludes the following: (i) amounts recorded in current liabilities in our consolidated balance sheet as of April 2, 2016, including borrowings outstanding of $90 million and $26 million under our Commercial Paper Program and Pan-Asia Credit Facilities, respectively, which will be paid within one year; and (ii) non-current liabilities that have no cash outflows associated with them (e.g., deferred revenue), or the cash outflows associated with them are uncertain or do not represent a "purchase obligation" as the term is used herein (e.g., deferred taxes and other miscellaneous items).
We also have certain contractual arrangements that would require us to make payments if certain events or circumstances occur. See Note 16 to the accompanying audited consolidated financial statements for a description of our contingent commitments not included in the above table.

Off-Balance Sheet Arrangements
In addition to the commitments included in the above table, our other off-balance sheet firm commitments relating to our outstanding letters of credit amounted to approximately $10 million as of April 2, 2016. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships with unconsolidated entities that would be expected to have a material current or future effect on our consolidated financial statements.
MARKET RISK MANAGEMENT
As discussed in Note 15 to the accompanying audited consolidated financial statements, we are exposed to a variety of risks, including changes in foreign currency exchange rates relating to foreign currency-denominated balances, certain anticipated cash flows from our international operations, and possible declines in the value of reported net assets of certain of our foreign operations, as well as changes in the fair value of our fixed-rate debt relating to changes in interest rates. Consequently, at times, in the normal course of business, we employ established policies and procedures, including the use of derivative financial instruments, to manage such risks. We do not enter into derivative transactions for speculative or trading purposes.
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts will fail to meet their contractual obligations. To mitigate this counterparty credit risk, we have a policy of only entering into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. Our established policies and procedures for mitigating credit risk from derivative transactions include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties, when possible, to mitigate credit risk associated with our derivative instruments. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of April 2, 2016. However, we do have in aggregate approximately $11 million of derivative instruments in net asset positions with two creditworthy financial institutions.
Foreign Currency Risk Management
We manage our exposure to changes in foreign currency exchange rates through the use of forward foreign currency exchange contracts. Refer to Note 15 to the accompanying audited consolidated financial statements for a summary of the notional amounts and fair values of our forward foreign currency exchange contracts outstanding as of April 2, 2016.
Forward Foreign Currency Exchange Contracts
We enter into forward foreign currency exchange contracts as hedges to reduce our risk related to exchange rate fluctuations on inventory transactions made in an entity's non-functional currency, intercompany royalty payments made by certain of our international operations, and other foreign currency-denominated operational and intercompany balances and cash flows. As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily to changes in the value of the Euro, the Japanese Yen, the South Korean Won, the Australian Dollar, the Canadian Dollar, the British Pound Sterling, and the Hong Kong Dollar, we hedge a portion of our foreign currency exposures anticipated over a two-year period. In doing so, we use forward foreign currency exchange contracts that generally have maturities of two months to two years to provide continuing coverage throughout the hedging period.
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
We record our forward foreign currency exchange contracts at fair value in our consolidated balance sheets. To the extent forward foreign currency exchange contracts designated as cash flow hedges are highly effective in offsetting changes in the value of the hedged item, the related gains or losses are initially deferred in equity as a component of accumulated other comprehensive income ("AOCI") and are subsequently recognized in our consolidated statements of income as follows:

•	Forecasted Inventory Transactions — recognized as part of the cost of the inventory being hedged within cost of goods sold when the related inventory is sold to a third party.

•	Intercompany Royalties — recognized within foreign currency gains (losses) generally in the period in which the related payments being hedged occur.
We recognized net gains on forward foreign currency exchange contracts in earnings of approximately $32 million, $35 million, and $30 million during Fiscal 2016, Fiscal 2015, and Fiscal 2014, respectively.
Cross-Currency Swap Contracts
During Fiscal 2016, we entered into two pay-floating rate, receive-floating rate cross-currency swaps, with notional amounts of €280 million and €274 million, which we designated as hedges of our net investment in certain of our European subsidiaries (the "Cross-Currency Swaps"). The Cross-Currency Swaps, which mature on September 26, 2018 and August 18, 2020, respectively, swap the U.S. Dollar-denominated variable interest rate payments based on the 3-month London Interbank Offered Rate ("LIBOR") plus a fixed spread for Euro-denominated variable interest rate payments based on the 3-month Euro Interbank Offered Rate plus a fixed spread. As a result, the Cross-Currency Swaps, in conjunction with the Interest Rate Swaps (as defined below), economically convert our $300 million fixed-rate 2.125% and $300 million fixed-rate 2.625% obligations to €280 million and €274 million floating-rate Euro-denominated liabilities, respectively.
Sensitivity
We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our forward foreign currency exchange and cross-currency swap contracts. To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of April 2, 2016, a 10% appreciation or depreciation of the U.S. Dollar against the exchange rates for foreign currencies under contract would result in a net increase or decrease, respectively, in the fair value of our derivative portfolio of approximately $155 million. As our outstanding forward foreign currency exchange contracts are primarily designated as cash flow hedges of forecasted transactions, and as our cross-currency swap contracts are designated as hedges of our net investment in certain of our European subsidiaries, this hypothetical net change in fair value would be largely offset by the net change in the fair values of the underlying hedged items.
Interest Rate Risk Management
During Fiscal 2016, we entered into two pay-floating rate, receive-fixed rate interest rate swap contracts which we designated as hedges against changes in the respective fair values of our fixed-rate 2.125% Senior Notes and our fixed-rate 2.625% Senior Notes attributed to changes in the benchmark interest rate (the "Interest Rate Swaps"). The Interest Rate Swaps, which mature on September 26, 2018 and August 18, 2020, respectively, both have notional amounts of $300 million and swap the fixed interest rates on our 2.125% Senior Notes and 2.625% Senior Notes for variable interest rates based on 3-month LIBOR plus a fixed spread.
Sensitivity
As of April 2, 2016, notwithstanding the aforementioned Interest Rate Swaps, we had no variable-rate debt outstanding. As such, our exposure to changes in interest rates primarily relates to a change in the fair value of our fixed-rate Senior Notes, commercial paper notes, and borrowings outstanding under our credit facilities. As of April 2, 2016, the fair values of our Senior Notes, commercial paper notes, and borrowings outstanding under our credit facilities were $614 million, $90 million, and $26 million, respectively. A 25 basis point increase or decrease in the level of interest rates would decrease or increase, respectively, the aggregate fair value of our Senior Notes, commercial paper notes, and borrowings outstanding under our credit facilities by approximately $5 million. Such potential increases or decreases in the fair value of our debt would only be relevant if we were to retire all or a portion of the debt prior to its maturity, and are based on certain simplifying assumptions, including an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.
Investment Risk Management
As of April 2, 2016, we had cash and cash equivalents on-hand of $456 million, consisting of deposits in interest bearing accounts and invested in money market funds and time deposits with original maturities of 90 days or less. Our other significant investments included $629 million of short-term investments, consisting of time deposits and corporate bonds with original maturities greater than 90 days; $46 million of restricted cash placed in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters; and $187 million of investments with maturities greater than one year, consisting of time deposits.

We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed further below. Our investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in our investment policy. See Note 15 to the accompanying audited consolidated financial statements for further detail of the composition of our investment portfolio as of April 2, 2016.
We evaluate investments held in unrealized loss positions, if any, for other-than-temporary impairment on a quarterly basis. This evaluation involves a variety of considerations, including assessments of risks and uncertainties associated with general economic conditions and distinct conditions affecting specific issuers. We consider the following factors: (i) the length of time and the extent to which the fair value has been below cost, (ii) the financial condition, credit worthiness, and near-term prospects of the issuer, (iii) the length of time to maturity, (iv) anticipated future economic conditions and market forecasts, (v) our intent and ability to retain our investment for a period of time sufficient to allow for recovery of market value, and (vi) an assessment of whether it is more likely than not that we will be required to sell our investment before recovery of market value. No material realized or unrealized gains or losses on available-for-sale investments or other-than-temporary impairment charges were recorded in any of the fiscal years presented.
CRITICAL ACCOUNTING POLICIES
An accounting policy is considered to be critical if it is important to our results of operations, financial condition, and cash flows, and requires significant judgment and estimates on the part of management in its application. Our estimates are often based on complex judgments, assessments of probability, and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same set of facts and circumstances, could develop and support a range of alternative estimated amounts. We believe that the following list represents our critical accounting policies. For a discussion of all of our significant accounting policies, including our critical accounting policies, see Note 3 to the accompanying audited consolidated financial statements.
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
In determining estimates of returns, discounts, end-of-season markdowns, and operational chargebacks, we analyze historical trends, seasonal results, current economic and market conditions, and retailer performance. We review and refine these estimates on a quarterly basis. Our historical estimates of these costs have not differed materially from actual results. A hypothetical 1% increase in our reserves for returns, discounts, end-of-season markdowns, and operational chargebacks as of April 2, 2016 would have decreased our Fiscal 2016 net revenues by approximately $2 million.
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
Inventories
We hold inventory that is sold through wholesale distribution channels to major department stores and specialty retail stores. We also hold retail inventory that is sold in our own stores and e-commerce sites directly to consumers. Substantially all of our inventories are comprised of finished goods, which are stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis.

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
A hypothetical 1% increase in the level of our inventory reserves as of April 2, 2016 would have decreased our Fiscal 2016 gross profit by approximately $1 million.
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
We performed our annual goodwill impairment assessment as of the beginning of the second quarter of Fiscal 2016 using the qualitative approach discussed above, while giving consideration to our most recent quantitative goodwill impairment test (the results of which indicated that the fair values of our reporting units significantly exceeded their respective carrying values). Based on the results of the qualitative impairment assessment performed, we concluded that it is more likely than not that the fair values of our reporting units significantly exceeded their respective carrying values and there were no reporting units at risk of impairment. Additionally, no goodwill impairment charges have been recorded during any of the three fiscal years presented.

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
It is possible that our conclusions regarding impairment or recoverability of goodwill or other intangible assets could change in future periods if, for example, (i) our businesses do not perform as projected, (ii) overall economic conditions in future years vary from current assumptions, (iii) business conditions or strategies change from our current assumptions, or (iv) the identification of our reporting units change, among other factors. Such changes could result in a future impairment charge of goodwill or other intangible assets, which could have a material effect on our consolidated financial position or results of operations.
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
During Fiscal 2016, Fiscal 2015, and Fiscal 2014, we recorded non-cash impairment charges of $49 million, $7 million, and $1 million, respectively, to reduce the net carrying value of certain long-lived assets, primarily in our Retail segment, to their estimated fair values. See Note 10 to the accompanying audited consolidated financial statements for further discussion.
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
See Note 12 to the accompanying audited consolidated financial statements for further discussion of income taxes.

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
No stock options were granted in Fiscal 2016. See Note 19 to the accompanying audited consolidated financial statements for further discussion.
Restricted Stock and Restricted Stock Units ("RSUs")
We grant restricted shares of our Class A common stock to our non-employee directors, and service-based RSUs to certain of our senior executives, as well as certain of our other employees. In addition, we grant performance-based RSUs to such senior executives and other key executives, as well as certain of our other employees. The fair values of restricted stock shares and RSUs are based on the fair value of our unrestricted Class A common stock, adjusted to reflect the absence of dividends for those restricted securities that are not entitled to dividend equivalents prior to vesting. Compensation expense for performance-based RSUs is recognized over the employees' requisite service period when attainment of the performance goals is deemed probable, which involves judgment as to achievement of certain performance metrics.
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
Sensitivity
The assumptions used in calculating the grant date fair values of stock-based compensation awards represent our best estimates. In addition, judgment is required in estimating the number of stock-based awards that are expected to be forfeited. If actual results differ significantly from our estimates and assumptions, if we change the assumptions used to estimate the grant date fair value for future stock-based award grants, or if there are changes in market conditions, stock-based compensation expense and, therefore, our results of operations could be materially impacted. A hypothetical 10% change in our stock-based compensation expense would have affected our Fiscal 2016 net income by approximately $6 million.

RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 4 to the accompanying audited consolidated financial statements for a description of certain recently issued accounting standards which may impact our consolidated financial statements in future reporting periods.

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
(c) Changes in Internal Controls over Financial Reporting
Except as discussed below, there has been no change in our internal control over financial reporting during the fourth quarter of Fiscal 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Global Operating and Financial Reporting System Implementation
We are in the process of implementing a global operating and financial reporting information technology system, SAP, as part of a multi-year plan to integrate and upgrade our systems and processes, which began during our fiscal year ended April 2, 2011. The implementation of this global system is scheduled to continue in phases over the next several years. We substantially completed the migration of our North America operations to SAP during Fiscal 2015, and we are currently in the process of executing the migration of our European operations to SAP, which is expected to be completed during Fiscal 2017.
As the phased implementation of this system occurs, we are experiencing certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect SAP to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve. For a discussion of risks related to the implementation of new systems, see Item 1A — "Risk Factors — Risks and uncertainties associated with the implementation of information systems may negatively impact our business."

Item 9B.	Other Information.
Not applicable.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information relating to our directors and corporate governance will be set forth in the Company's proxy statement for its 2016 annual meeting of stockholders to be filed within 120 days after April 2, 2016 (the "Proxy Statement") and is incorporated by reference herein. Information relating to our executive officers is set forth in Item 1 of this Annual Report on Form 10-K under the caption "Executive Officers."
The Company has a Code of Ethics for Principal Executive Officers and Senior Financial Officers that covers the Company's principal executive officer, principal operating officer, principal financial officer, principal accounting officer, controller, and any person performing similar functions, as applicable. The Company also has a Code of Business Conduct and Ethics that covers the Company's directors, officers, and employees. You can find our Code of Ethics for Principal Executive Officers and Senior Financial Officers and our Code of Business Conduct and Ethics (collectively, the "Codes") on our Internet site, http://investor.ralphlauren.com. We will post any amendments to the Codes and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE on our Internet site.

Item 11.	Executive Compensation.
Information relating to executive and director compensation will be set forth in the Proxy Statement and such information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information as of April 2, 2016
The following table sets forth information as of April 2, 2016 regarding compensation plans under which the Company's equity securities are authorized for issuance:

	(a)		(b)		(c)
Plan Category	Numbers of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options ($)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	4,170,629	(1)	$146.58	(2)	2,522,816	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	4,170,629		$146.58		2,522,816

(1)
Consists of 2,417,979 options to purchase shares of our Class A common stock and 1,752,650 restricted stock units that are payable solely in shares of Class A common stock (including 429,688 service-based restricted stock units that have fully vested but for which the underlying shares have not yet been delivered as of April 2, 2016). Does not include 14,456 outstanding restricted shares that are subject to forfeiture.

(2)	Represents the weighted average exercise price of outstanding stock options.

(3)
All of the securities remaining available for future issuance set forth in column (c) may be in the form of options, stock appreciation rights, restricted stock, restricted stock units, performance awards, or other stock-based awards under the Company's 1997 Incentive Plan and 2010 Incentive Plan (the "Plans"). An additional 14,456 outstanding shares of restricted stock granted under the Company's Plans that remain subject to forfeiture are not reflected in column (c).

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
4.3
Second Supplemental Indenture, dated as of August 18, 2015, by and between Ralph Lauren Corporation and Wells Fargo Bank, National Association (filed as Exhibit 4.2 to the Form 8-K dated August 13, 2015)

10.1
Registration Rights Agreement dated as of June 9, 1997 by and among Ralph Lauren, GS Capital Partners, L.P., GS Capital Partner PRL Holding I, L.P., GS Capital Partners PRL Holding II, L.P., Stone Street Fund 1994, L.P., Stone Street 1994 Subsidiary Corp., Bridge Street Fund 1994, L.P., and the Company (filed as Exhibit 10.3 to the S-1)

10.2	Form of Indemnification Agreement between the Company and its Directors and Executive Officers (filed as Exhibit 10.26 to the S-1)
10.3	Amended and Restated Employment Agreement, made effective as of June 26, 2012, between the Company and Ralph Lauren (filed as Exhibit 10.1 to the Form 8-K filed July 2, 2012)†
10.4
Amendment No. 1 to the Amended and Restated Employment Agreement, dated as of April 1, 2015, between Ralph Lauren Corporation and Ralph Lauren (filed as Exhibit 10.1 to the Form 8-K dated April 6, 2015)†

10.5
Amendment No. 2 to the Amended and Restated Employment Agreement, dated as of September 25, 2015, between Ralph Lauren Corporation and Ralph Lauren (filed as Exhibit 10.1 to the Form 8-K dated September 25, 2015)†

10.6	Employment Agreement, dated as of September 25, 2015, between Ralph Lauren Corporation and Stefan Larsson (filed as Exhibit 10.2 to the Form 8-K dated September 25, 2015)†
10.7
Employment Agreement, effective as of April 7, 2014, between Ralph Lauren Corporation and Valérie Hermann (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2015 (the "Fiscal 2015 10-K"))†

10.8	Amendment No. 1 to the Employment Agreement, effective as of June 24, 2014, between Ralph Lauren Corporation and Valérie Hermann (filed as Exhibit 10.14 to the Fiscal 2015 10-K)†
10.9	Amendment No. 2 to the Employment Agreement, effective as of March 29, 2015, between Ralph Lauren Corporation and Valérie Hermann (filed as Exhibit 10.15 to the Fiscal 2015 10-K)†
10.10	Amended and Restated Employment Agreement, effective as of April 4, 2016, between Ralph Lauren Corporation and Valérie Hermann (filed as Exhibit 10.1 to the Form 8-K dated May 4, 2016)†
10.11	Amended and Restated Employment Agreement, effective as of April 1, 2015, between Ralph Lauren Corporation and Robert L. Madore (filed as Exhibit 10.4 to the Form 8-K dated April 6, 2015)†
10.12	Amended and Restated Employment Agreement, effective as of November 1, 2013, between the Company and Jackwyn Nemerov (filed as Exhibit 10.2 to the Form 8-K dated September 18, 2013)†
10.13
Amendment No. 1 to the Amended and Restated Employment Agreement, effective as of March 30, 2014, between the Company and Jackwyn Nemerov (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2014 (the "Fiscal 2014 10-K"))†

10.14	Amendment No. 2 to the Amended and Restated Employment Agreement, effective as of March 29, 2015, between Ralph Lauren Corporation and Jackwyn Nemerov (filed as Exhibit 10.9 to the Fiscal 2015 10-K)†
10.15	Employment Separation Agreement and Release, between Ralph Lauren Corporation and Jackwyn Nemerov (filed as Exhibit 10.1 to the Form 8-K dated October 21, 2015)†

Exhibit Number	Description
10.16	Amended and Restated Employment Agreement, effective as of November 1, 2013, between the Company and Christopher H. Peterson (filed as Exhibit 10.3 to the Form 8-K dated September 18, 2013)†
10.17	Amendment No. 1 to the Amended and Restated Employment Agreement, effective as of March 30, 2014, between the Company and Christopher Peterson (filed as Exhibit 10.8 to the Fiscal 2014 10-K)†
10.18	Amended and Restated Employment Agreement, effective as of April 1, 2015, between Ralph Lauren Corporation and Christopher H. Peterson (filed as Exhibit 10.2 to the Form 8-K dated April 6, 2015)†
10.19	Employment Separation Agreement and Release, between Ralph Lauren Corporation and Christopher Peterson (filed as Exhibit 10.1 to the Form 8-K dated February 25, 2016)†
10.20	Amended and Restated Employment Agreement, effective as of March 1, 2014, between the Company and Mitchell A. Kosh (filed as Exhibit 10.1 to the Form 8-K dated February 11, 2014)†
10.21	Amended and Restated Employment Agreement, effective as of April 1, 2015, between Ralph Lauren Corporation and Mitchell A. Kosh (filed as Exhibit 10.3 to the Form 8-K dated April 6, 2015)†
10.22	Employment Separation Agreement and Release, between Ralph Lauren Corporation and Mitchell A. Kosh (filed as Exhibit 10.1 to the Form 8-K dated October 1, 2015)†
10.23
Non-Qualified Stock Option Agreement, dated as of June 8, 2004, between the Company and Ralph Lauren (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 2005 (the "Fiscal 2005 10-K"))†

10.24	Restricted Stock Unit Award Agreement, dated as of June 8, 2004, between the Company and Ralph Lauren (filed as Exhibit 10.15 to the Fiscal 2005 10-K)†
10.25	Executive Officer Annual Incentive Plan, as amended as of August 9, 2012 (filed as Appendix B to the Company's Definitive Proxy Statement dated July 2, 2012)†
10.26	1997 Long-Term Stock Incentive Plan, as Amended and Restated as of August 12, 2004 (filed as Exhibit 99.1 to the Form 8-K dated August 12, 2004)†
10.27
Amendment, as of June 30, 2006, to the 1997 Long-Term Stock Incentive Plan, as Amended and Restated as of August 12, 2004 (filed as Exhibit 10.4 to the Form 10-Q for the quarterly period ended July 1, 2006)†

10.28
Amendment No. 2, dated as of May 21, 2009, to the 1997 Long-Term Stock Incentive Plan, as Amended and Restated as of August 12, 2004 (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2009)†

10.29	Amended and Restated 2010 Long-Term Incentive Plan, amended as of August 8, 2013 (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended June 29, 2013)†
10.30
Cliff Restricted Performance Share Unit Award Overview containing the standard terms of cliff restricted performance share unit awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.25 to the Fiscal 2014 10-K)†

10.31
Pro-Rata Restricted Performance Share Unit Award Overview containing the standard terms of restricted performance share unit awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.26 to the Fiscal 2014 10-K)†

10.32	Stock Option Award Overview containing the standard terms of stock option awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.27 to the Fiscal 2014 10-K)†
10.33
Cliff Restricted Performance Share Unit with TSR Modifier Award Overview containing the standard terms of cliff restricted performance share unit awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.28 to the Fiscal 2014 10-K)†

10.34	Form of Performance Share Unit Award Agreement under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.38 to the Fiscal 2015 10-K)†
10.35	Form of Performance-Based Restricted Stock Unit Award Agreement under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.39 to the Fiscal 2015 10-K)†
10.36	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the Form 10-Q dated August 6, 2015)†
10.37*	Form of Non-Employee Director Restricted Stock Award Agreement under the Amended and Restated 2010 Long-Term Stock Incentive Plan†
10.38
Amended and Restated Credit Agreement, dated as of February 11, 2015, among Ralph Lauren Corporation, Acqui Polo C.V., Polo Fin B.V. and Ralph Lauren Asia Pacific Limited, as the borrowers, the lenders party thereto, Bank of America, N.A., as syndication agent, Wells Fargo Bank, N.A., HSBC Bank USA, N.A. and Deutsche Bank Securities Inc., as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent (the "2015 Credit Agreement") (filed as Exhibit 10.1 to the Form 8-K dated February 18, 2015)

Exhibit Number	Description
10.39*
First Amendment to the 2015 Credit Agreement, dated as of March 22, 2016, among Ralph Lauren Corporation, Acqui Polo C.V., RL Finance B.V. (formerly known as Polo Fin B.V.) and Ralph Lauren Asia Pacific Limited, as the borrowers, the lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents parties thereto

10.40	Amended and Restated Polo Ralph Lauren Supplemental Executive Retirement Plan (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended December 31, 2005)†
12.1*	Computation of Ratio of Earnings to Fixed Charges
14.1	Code of Ethics for Principal Executive Officers and Senior Financial Officers (filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2003)
14.2	Code of Business Conduct and Ethics of the Company, as amended and restated on August 6, 2015 (filed as Exhibit 14.1 to the Form 10-Q dated August 6, 2015)
21.1*	List of Significant Subsidiaries of the Company
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Stefan Larsson required by 17 CFR 240.13a-14(a)
31.2*	Certification of Robert L. Madore required by 17 CFR 240.13a-14(a)
32.1*	Certification of Stefan Larsson Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Robert L. Madore Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at April 2, 2016 and March 28, 2015, (ii) the Consolidated Statements of Income for the fiscal years ended April 2, 2016, March 28, 2015, and March 29, 2014, (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended April 2, 2016, March 28, 2015, and March 29, 2014, (iv) the Consolidated Statements of Cash Flows for the fiscal years ended April 2, 2016, March 28, 2015, and March 29, 2014, (v) the Consolidated Statements of Equity for the fiscal years ended April 2, 2016, March 28, 2015, and March 29, 2014, and (vi) the Notes to the Consolidated Financial Statements.

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
Date: May 19, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ RALPH LAUREN	Executive Chairman, Chief Creative Officer, and Director	May 19, 2016
Ralph Lauren

/S/ STEFAN LARSSON	President, Chief Executive Officer, and Director (Principal Executive Officer)	May 19, 2016
Stefan Larsson

/S/ ROBERT L. MADORE	Corporate Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 19, 2016
Robert L. Madore

/s/ DAVID LAUREN	Executive Vice President of Global Advertising, Marketing, and Communications, and Director	May 19, 2016
David Lauren

/S/ JOHN R. ALCHIN	Director	May 19, 2016
John R. Alchin

/S/ ARNOLD H. ARONSON	Director	May 19, 2016
Arnold H. Aronson

/S/ FRANK A. BENNACK, JR.	Director	May 19, 2016
Frank A. Bennack, Jr.

/S/ DR. JOYCE F. BROWN	Director	May 19, 2016
Dr. Joyce F. Brown

/S/ JOEL L. FLEISHMAN	Director	May 19, 2016
Joel L. Fleishman

/S/ HUBERT JOLY	Director	May 19, 2016
Hubert Joly

Signature	Title	Date

/S/ JUDITH MCHALE	Director	May 19, 2016
Judith McHale

/S/ ROBERT C. WRIGHT	Director	May 19, 2016
Robert C. Wright

RALPH LAUREN CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

Page
Consolidated Financial Statements:
Consolidated Balance Sheets		F-2
Consolidated Statements of Income		F-3
Consolidated Statements of Comprehensive Income		F-4
Consolidated Statements of Cash Flows		F-5
Consolidated Statements of Equity		F-6
Notes to Consolidated Financial Statements		F-7
Management's Report on Responsibility For Financial Statements		F-52
Reports of Independent Registered Public Accounting Firm		F-53
Supplementary Information:
Selected Financial Information		F-55
Quarterly Financial Information		F-57

EX-10.37
EX-10.39
EX-12.1
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101	INSTANCE DOCUMENT
EX-101	SCHEMA DOCUMENT
EX-101	CALCULATION LINKBASE DOCUMENT
EX-101	LABELS LINKBASE DOCUMENT
EX-101	PRESENTATION LINKBASE DOCUMENT
EX-101	DEFINITION LINKBASE DOCUMENT

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS

	April 2, 2016	March 28, 2015
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$456	$500
Short-term investments	629	644
Accounts receivable, net of allowances of $254 million and $251 million	517	655
Inventories	1,125	1,042
Income tax receivable	58	57
Deferred tax assets	—	145
Prepaid expenses and other current assets	268	281
Total current assets	3,053	3,324
Property and equipment, net	1,583	1,436
Deferred tax assets	119	45
Goodwill	918	903
Intangible assets, net	244	267
Other non-current assets	296	131
Total assets	$6,213	$6,106
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$116	$234
Accounts payable	151	210
Income tax payable	33	27
Accrued expenses and other current liabilities	898	715
Total current liabilities	1,198	1,186
Long-term debt	597	298
Non-current liability for unrecognized tax benefits	81	116
Other non-current liabilities	593	615
Commitments and contingencies (Note 16)
Total liabilities	2,469	2,215
Equity:
Class A common stock, par value $.01 per share; 101.0 million and 100.0 million shares issued; 57.0 million and 60.4 million shares outstanding	1	1
Class B common stock, par value $.01 per share; 25.9 million shares issued and outstanding	—	—
Additional paid-in-capital	2,258	2,117
Retained earnings	6,015	5,787
Treasury stock, Class A, at cost; 44.0 million and 39.6 million shares	(4,349)	(3,849)
Accumulated other comprehensive loss	(181)	(165)
Total equity	3,744	3,891
Total liabilities and equity	$6,213	$6,106
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	March 29, 2014
	(millions, except per share data)
Net sales	$7,230	$7,451	$7,284
Licensing revenue	175	169	166
Net revenues	7,405	7,620	7,450
Cost of goods sold(a)	(3,218)	(3,242)	(3,140)
Gross profit	4,187	4,378	4,310
Selling, general, and administrative expenses(a)	(3,389)	(3,301)	(3,142)
Amortization of intangible assets	(24)	(25)	(35)
Gain on acquisition of Chaps	—	—	16
Impairment of assets	(49)	(7)	(1)
Restructuring and other charges	(143)	(10)	(18)
Total other operating expenses, net	(3,605)	(3,343)	(3,180)
Operating income	582	1,035	1,130
Foreign currency losses	(4)	(26)	(8)
Interest expense	(21)	(17)	(20)
Interest and other income, net	6	6	3
Equity in losses of equity-method investees	(11)	(11)	(9)
Income before provision for income taxes	552	987	1,096
Provision for income taxes	(156)	(285)	(320)
Net income	$396	$702	$776

Net income per common share:
Basic	$4.65	$7.96	$8.55
Diluted	$4.62	$7.88	$8.43
Weighted average common shares outstanding:
Basic	85.2	88.2	90.7
Diluted	85.9	89.1	92.0
Dividends declared per share	$2.00	$1.85	$1.70
(a) Includes total depreciation expense of:	$(286)	$(269)	$(223)
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	March 29, 2014
	(millions)
Net income	$396	$702	$776
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	36	(318)	52
Net gains (losses) on cash flow hedges	(55)	47	(27)
Net losses on available-for-sale investments	—	—	(5)
Net gains (losses) on defined benefit plans	3	(8)	—
Other comprehensive income (loss), net of tax	(16)	(279)	20
Total comprehensive income	$380	$423	$796
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	March 29, 2014
	(millions)
Cash flows from operating activities:
Net income	$396	$702	$776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	310	294	258
Deferred income tax expense (benefit)	(8)	11	1
Equity in losses of equity-method investees	11	11	9
Non-cash stock-based compensation expense	97	81	93
Gain on acquisition of Chaps	—	—	(16)
Non-cash impairment of assets	49	7	1
Excess tax benefits from stock-based compensation arrangements	(10)	(8)	(34)
Other non-cash charges (benefits), net	40	(25)	6
Changes in operating assets and liabilities:
Accounts receivable	129	(96)	(104)
Inventories	(91)	(97)	(77)
Prepaid expenses and other current assets	30	(96)	(56)
Accounts payable and accrued liabilities	90	50	43
Income tax receivables and payables	(15)	(22)	59
Deferred income	(8)	(21)	(18)
Other balance sheet changes, net	(13)	103	(34)
Net cash provided by operating activities	1,007	894	907
Cash flows from investing activities:
Capital expenditures	(418)	(391)	(390)
Purchases of investments	(1,085)	(1,398)	(1,067)
Proceeds from sales and maturities of investments	942	1,113	1,011
Acquisitions and ventures	(16)	(12)	(40)
Change in restricted cash deposits	(6)	(1)	(2)
Net cash used in investing activities	(583)	(689)	(488)
Cash flows from financing activities:
Proceeds from issuance of short-term debt	4,344	2,808	—
Repayments of short-term debt	(4,463)	(2,574)	—
Proceeds from issuance of long-term debt	299	—	300
Repayments of current maturities of long-term debt	—	—	(269)
Payments of capital lease obligations	(25)	(24)	(9)
Payments of dividends	(170)	(158)	(149)
Repurchases of common stock, including shares surrendered for tax withholdings	(500)	(532)	(558)
Proceeds from exercise of stock options	34	52	52
Excess tax benefits from stock-based compensation arrangements	10	8	34
Other financing activities	(2)	(1)	—
Net cash used in financing activities	(473)	(421)	(599)
Effect of exchange rate changes on cash and cash equivalents	5	(81)	3
Net decrease in cash and cash equivalents	(44)	(297)	(177)
Cash and cash equivalents at beginning of period	500	797	974
Cash and cash equivalents at end of period	$456	$500	$797
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

			Additional			Treasury Stock
	Common Stock(a)		Paid-in		Retained	at Cost			Total
	Shares	Amount	Capital		Earnings	Shares	Amount	AOCI(b)	Equity
	(millions)
Balance at March 30, 2013	123.5	$1	$1,752		$4,647	32.6	$(2,709)	$94	$3,785
Comprehensive income:
Net income					776
Other comprehensive income								20
Total comprehensive income									796
Dividends declared					(153)				(153)
Repurchases of common stock			50	(c)		3.6	(608)		(558)
Stock-based compensation			93						93
Shares issued and tax benefits recognized
pursuant to stock-based compensation plans(d)	1.4	—	86						86
Conversion of stock-based compensation awards(e)			(2)		(13)				(15)
Balance at March 29, 2014	124.9	$1	$1,979		$5,257	36.2	$(3,317)	$114	$4,034
Comprehensive income:
Net income					702
Other comprehensive loss								(279)
Total comprehensive income									423
Dividends declared					(161)				(161)
Repurchases of common stock						3.4	(532)		(532)
Stock-based compensation			81						81
Shares issued and tax benefits recognized
pursuant to stock-based compensation plans(d)	1.0	—	60						60
Conversion of stock-based compensation awards(e)			(3)		(11)				(14)
Balance at March 28, 2015	125.9	$1	$2,117		$5,787	39.6	$(3,849)	$(165)	$3,891
Comprehensive income:
Net income					396
Other comprehensive loss								(16)
Total comprehensive income									380
Dividends declared					(168)				(168)
Repurchases of common stock						4.4	(500)		(500)
Stock-based compensation			97						97
Shares issued and tax benefits recognized
pursuant to stock-based compensation plans(d)	1.0	—	44						44
Balance at April 2, 2016	126.9	$1	$2,258		$6,015	44.0	$(4,349)	$(181)	$3,744

(a)
Includes Class A and Class B common stock. In Fiscal 2015 and Fiscal 2014, 1.0 million and 3.0 million shares, respectively, of Class B common stock were converted into an equal number of shares of Class A common stock pursuant to the terms of the Class B common stock (see Note 17).

(b)	Accumulated other comprehensive income (loss).

(c)
Relates to a $50 million payment made in March 2013 under a prepaid share repurchase program, which resulted in the delivery of the related shares at the conclusion of the repurchase term in Fiscal 2014 (see Note 17).

(d)	Includes excess tax benefits relating to stock-based compensation plans of approximately $10 million, $8 million, and $34 million in Fiscal 2016, Fiscal 2015, and Fiscal 2014, respectively.

(e)	Includes the conversion of certain fully-vested and expensed stock-based compensation awards to cash contributions into a deferred compensation account (see Note 17).
See accompanying notes.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business
Ralph Lauren Corporation ("RLC") is a global leader in the design, marketing, and distribution of premium lifestyle products, including apparel, accessories, home furnishings, and other licensed product categories. RLC's long-standing reputation and distinctive image have been consistently developed across an expanding number of products, brands, sales channels, and international markets. RLC's brand names include Ralph Lauren, Ralph Lauren Collection, Ralph Lauren Purple Label, Polo Ralph Lauren, Double RL, Lauren Ralph Lauren, Polo Ralph Lauren Children, Denim & Supply Ralph Lauren, Chaps, Club Monaco, and American Living, among others. RLC and its subsidiaries are collectively referred to herein as the "Company," "we," "us," "our," and "ourselves," unless the context indicates otherwise.
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
Fiscal Year
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2016 ended on April 2, 2016 and was a 53-week period ("Fiscal 2016"). Fiscal year 2015 ended on March 28, 2015 and was a 52-week period ("Fiscal 2015"). Fiscal year 2014 ended on March 29, 2014 and was also a 52-week period ("Fiscal 2014").
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
Shipping and Handling Costs
The costs associated with shipping goods to customers are reflected as a component of SG&A expenses in the consolidated statements of income. Shipping costs were approximately $45 million, $43 million, and $37 million in Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. Handling costs (described above), also included within SG&A expenses, were approximately $181 million in each of Fiscal 2016 and Fiscal 2015, and approximately $179 million in Fiscal 2014. Shipping and handling costs billed to customers are included in revenue.
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
Advertising and marketing expenses amounted to approximately $280 million, $275 million, and $256 million in Fiscal 2016, Fiscal 2015, and Fiscal 2014, respectively. Deferred advertising, marketing, and promotional costs, which principally relate to advertisements that have not yet been exhibited or services that have not yet been received, were approximately $7 million at the end of both Fiscal 2016 and Fiscal 2015, and were recorded within prepaid expenses and other current assets in the Company's consolidated balance sheets.
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
Comprehensive Income (Loss)
Comprehensive income (loss), which is reported in the consolidated statements of comprehensive income and consolidated statements of equity, consists of net income and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income. The components of OCI for the Company consist of foreign currency translation gains (losses); net realized and unrealized gains (losses) on cash flow hedges, such as forward foreign currency exchange contracts; net realized and unrealized gains (losses) on available-for-sale investments; and net realized and unrealized gains (losses) related to the Company's defined benefit plans.
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
The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to shares used to calculate diluted net income per common share as follows:

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	March 29, 2014

Basic shares	85.2	88.2	90.7
Dilutive effect of stock options, restricted stock, and RSUs	0.7	0.9	1.3
Diluted shares	85.9	89.1	92.0
All earnings per share amounts have been calculated using unrounded numbers. Options to purchase shares of the Company's Class A common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding RSUs that are issuable only upon the achievement of certain service and/or performance goals. Performance-based RSUs are included in the computation of diluted shares only to the extent that the underlying performance conditions (and any

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

applicable market condition modifiers) (i) have been satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of the end of Fiscal 2016, Fiscal 2015, and Fiscal 2014, there were approximately 2.6 million, 1.9 million, and 1.2 million, respectively, additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based RSUs, which were excluded from the diluted share calculations.
Stock-Based Compensation
The Company recognizes expense for all stock-based compensation awards granted to employees and non-employee directors based on the grant date fair value of the awards over the requisite service period, adjusted for estimated forfeitures. The Company uses the Black-Scholes valuation model to estimate the grant date fair value of its stock option awards. For performance-based RSU awards that include a market condition in the form of a total shareholder return ("TSR") modifier, the Company uses a Monte Carlo simulation valuation model to estimate the grant date fair value. The fair values of restricted stock awards, service-based RSUs, and performance-based RSUs that are not subject to a TSR modifier are determined based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for those awards that are not entitled to dividend equivalents. Compensation expense for all performance-based RSUs is recognized over the requisite service period when attainment of the performance goal is deemed probable, net of estimated forfeitures. The Company recognizes compensation expense on an accelerated basis for all awards with graded vesting terms, including stock options, restricted stock, and certain RSUs. For RSU awards with cliff vesting terms, compensation expense is recognized on a straight-line basis. For certain RSU awards granted to retirement-eligible employees, or employees who will become retirement-eligible prior to the end of the awards' respective stated vesting periods, the related stock-based compensation expense is recognized on an accelerated basis over a term commensurate with the period that the employee is required to provide service in order to vest in the award. See Note 19 for further discussion of the Company's stock-based compensation plans.
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
The Company's equity-method investments include its 50% interest in the Ralph Lauren Watch and Jewelry Company, Sárl (the "RL Watch Company"), a joint venture formed with Compagnie Financière Richemont SA ("Richemont"), the Swiss luxury goods group, in March 2007. This joint venture is a Swiss corporation whose purpose is to design, develop, manufacture, sell, and distribute luxury watches and fine jewelry through Ralph Lauren stores, as well as through fine independent jewelry and luxury watch retailers around the world. Royalty payments due to the Company under the related license agreement for use of certain of its trademarks are reflected as licensing revenue within the consolidated statements of income.
Impairment Assessment
The Company evaluates investments held in unrealized loss positions, if any, for other-than-temporary impairment on a quarterly basis. Such evaluation involves a variety of considerations, including assessments of the risks and uncertainties associated with general economic conditions and distinct conditions affecting specific issuers. Factors considered by the Company include (i) the length of time and the extent to which the fair value has been below cost; (ii) the financial condition, credit worthiness, and near-term prospects of the issuer; (iii) the length of time to maturity; (iv) future economic conditions and market forecasts; (v) the Company's intent and ability to retain its investment for a period of time sufficient to allow for recovery of market value; and (vi) an assessment of whether it is more likely than not that the Company will be required to sell its investment before recovery of market value. See Note 15 for further information relating to the Company's investments.
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
A rollforward of the activity in the Company's reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented below:

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	March 29, 2014
	(millions)
Beginning reserve balance	$240	$254	$230
Amount charged against revenue to increase reserve	749	756	758
Amount credited against customer accounts to decrease reserve	(753)	(749)	(739)
Foreign currency translation	4	(21)	5
Ending reserve balance	$240	$240	$254
An allowance for doubtful accounts is determined through analysis of periodic aging of accounts receivable, assessments of collectability based on an evaluation of historical and anticipated trends, the financial condition of the Company's customers, and an evaluation of the impact of economic conditions, among other factors.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A rollforward of the activity in the Company's allowance for doubtful accounts is presented below:

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	March 29, 2014
	(millions)
Beginning reserve balance	$11	$16	$15
Amount recorded to expense to increase reserve(a)	7	—	3
Amount written-off against customer accounts to decrease reserve	(4)	(2)	(3)
Foreign currency translation	—	(3)	1
Ending reserve balance	$14	$11	$16

(a)	Amounts recorded to bad debt expense are included within SG&A expenses in the consolidated statements of income.
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department and specialty stores around the world, and extends credit based on an evaluation of each customer's financial capacity and condition, usually without requiring collateral. In the Company's wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2016, the Company's sales to its largest wholesale customer, Macy's, Inc. ("Macy's"), accounted for approximately 11% of total net revenues, and the Company's sales to its three largest wholesale customers (including Macy's) accounted for approximately 24% of total net revenues. As of April 2, 2016, these three key wholesale customers constituted approximately 36% of total gross accounts receivable.
Inventories
The Company holds inventory that is sold through wholesale distribution channels to major department stores and specialty retail stores. The Company also holds retail inventory that is sold in its own stores and e-commerce sites directly to consumers. Substantially all of the Company's inventories are comprised of finished goods, which are stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis.
The estimated realizable value of inventory is determined based on an analysis of historical sales trends of the Company's individual product lines, the impact of market trends and economic conditions, and a forecast of future demand, giving consideration to the value of current in-house orders for future sales of inventory, as well as plans to sell inventory through the Company's factory stores, among other liquidation channels. Actual results may differ from estimates due to the quantity, quality, and mix of products in inventory, consumer and retailer preferences, and market conditions. Reserves for inventory shrinkage, representing the risk of physical loss of inventory, are estimated based on historical experience and are adjusted based upon physical inventory counts. The Company's historical estimates of these costs and its related provisions have not differed materially from actual results.
Property and Equipment, Net
Property and equipment, net is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method based upon the estimated useful lives of depreciable assets, which range from three to seven years for furniture and fixtures, machinery and equipment, and capitalized software; and from ten to forty years for buildings and improvements. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the respective assets or the term of the related lease.
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
See Note 12 for further discussion of the Company's income taxes.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Leases
The Company leases certain facilities and equipment, including the vast majority of its retail stores. Certain of the Company's lease agreements contain renewal options, rent escalation clauses, and/or landlord incentives. Renewal terms generally reflect market rates at the time of renewal. Rent expense for noncancelable operating leases with scheduled rent increases and/or landlord incentives is recognized on a straight-line basis over the lease term, including any applicable rent holidays, beginning on the earlier of the lease commencement date or the date the Company takes control of the leased space. The excess of straight-line rent expense over the scheduled payment amounts and landlord incentives is recorded as a deferred rent obligation. As of the end of Fiscal 2016 and Fiscal 2015, deferred rent obligations of approximately $257 million and $251 million, respectively, were classified primarily within other non-current liabilities in the Company's consolidated balance sheets.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Flow Hedges
The Company enters into forward foreign currency exchange contracts to reduce its risk related to exchange rate fluctuations on inventory transactions, intercompany royalty payments made by certain of its international operations, and other foreign currency-denominated operational cash flows. To the extent forward foreign currency exchange contracts are designated as cash flow hedges and are highly effective in offsetting changes in the value of the hedged items, the related gains or losses are initially deferred in equity as a component of AOCI and are subsequently recognized in the consolidated statements of income as follows:

•	Forecasted Inventory Transactions — recognized as part of the cost of the inventory being hedged within cost of goods sold when the related inventory is sold to a third party.

•	Intercompany Royalties — recognized within foreign currency gains (losses) generally in the period in which the related payments being hedged occur.
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
See Note 15 for further discussion of the Company's derivative financial instruments.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Recently Issued Accounting Standards
Improvements to Employee Share-Based Payment Accounting
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 simplifies several aspects related to how share-based payments are accounted for and presented in the financial statements, including the accounting for forfeitures and tax-effects related to share-based payments at settlement, and the classification of excess tax benefits and shares surrendered for tax withholdings in the statement of cash flows. ASU 2016-09 is effective for the Company beginning in its fiscal year 2018, with early adoption permitted. The adoption methodology (i.e., prospective, retrospective, or modified-retrospective) varies by amendment. The Company is currently in the process of evaluating the impact that ASU 2016-09 will have on its consolidated financial statements and related disclosures.
Leases
In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"). ASU 2016-02 requires that, among other changes to current practice, a lessee's rights and obligations under almost all leases, including existing and new arrangements, be recognized as right-of-use assets and lease liabilities on the consolidated balance sheet. ASU 2016-02 is effective for the Company beginning in its fiscal year 2020, with early adoption permitted, and must be adopted using a modified retrospective approach which requires application of the guidance at the beginning of the earliest comparative period presented. The Company is currently in the process of evaluating the impact that ASU 2016-02 will have on its consolidated financial statements and related disclosures, but expects that it will result in a significant increase to its long-term assets and liabilities.
Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"). ASU 2015-17 requires entities to classify all deferred tax asset and liability balances, together with any related valuation allowance, as non-current on the consolidated balance sheet. ASU 2015-07 simplifies past guidance, which required entities to present deferred tax asset and liability balances as current and non-current on the consolidated balance sheet. The Company early-adopted ASU 2015-17 as of the end of its Fiscal 2016 and applied its provisions prospectively (see Note 12). As a result, the prior period was not retrospectively adjusted.
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
In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers — Deferral of the Effective Date," which deferred the effective date of ASU 2014-09 by one year. Accordingly, ASU 2014-09 is effective for the Company beginning in its fiscal year 2019. The FASB also recently issued additional ASUs to amend and clarify certain topics within ASU 2014-09. ASU 2014-09 may be applied retrospectively to all prior periods presented or through a cumulative adjustment to the opening retained earnings balance in the year of adoption. The Company is currently in the process of evaluating the impact that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Property and Equipment
Property and equipment, net consists of the following:

	April 2, 2016	March 28, 2015
	(millions)
Land and improvements	$17	$17
Buildings and improvements	460	409
Furniture and fixtures	727	686
Machinery and equipment	359	317
Capitalized software	460	402
Leasehold improvements	1,248	1,185
Construction in progress	216	99
	3,487	3,115
Less: accumulated depreciation	(1,904)	(1,679)
Property and equipment, net	$1,583	$1,436

7.	Goodwill and Other Intangible Assets
Goodwill
The following table details the changes in goodwill for each of the Company's reportable segments during Fiscal 2016 and Fiscal 2015:

	Wholesale	Retail	Licensing	Total
	(millions)
Balance at March 29, 2014	$617	$210	$137	$964
Foreign currency translation	(46)	(10)	(5)	(61)
Balance at March 28, 2015	571	200	132	903
Foreign currency translation	11	3	1	15
Balance at April 2, 2016	$582	$203	$133	$918
Based on the results of the Company's annual goodwill impairment testing in Fiscal 2016, Fiscal 2015, and Fiscal 2014, no impairment charges were recorded.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Intangible Assets
Other intangible assets consist of the following:

	April 2, 2016			March 28, 2015
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Re-acquired licensed trademarks	$231	$(122)	$109	$230	$(112)	$118
Customer relationships	252	(138)	114	247	(120)	127
Other	28	(14)	14	28	(13)	15
Total intangible assets subject to amortization	511	(274)	237	505	(245)	260
Intangible assets not subject to amortization:
Trademarks and brands	7	N/A	7	7	N/A	7
Total intangible assets	$518	$(274)	$244	$512	$(245)	$267
Amortization
Based on the balance of the Company's intangible assets subject to amortization as of April 2, 2016, the expected amortization expense for each of the next five fiscal years and thereafter is as follows:

Amortization Expense
(millions)
Fiscal 2017	$24
Fiscal 2018	24
Fiscal 2019	24
Fiscal 2020	23
Fiscal 2021	21
Fiscal 2022 and thereafter	121
Total	$237
The expected future amortization expense above reflects weighted-average estimated useful lives of 13.5 years for re-acquired licensed trademarks, 9.4 years for customer relationships, and 11.5 years for the Company's finite-lived intangible assets in total.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Other Current and Non-Current Assets
Prepaid expenses and other current assets consist of the following:

	April 2, 2016	March 28, 2015
	(millions)
Other taxes receivable	$112	$93
Prepaid rent expense	37	31
Restricted cash	17	2
Derivative financial instruments	16	65
Tenant allowances receivable	13	14
Prepaid samples	9	12
Prepaid advertising and marketing	7	7
Other prepaid expenses and current assets	57	57
Total prepaid expenses and other current assets	$268	$281
Other non-current assets consist of the following:

	April 2, 2016	March 28, 2015
	(millions)
Non-current investments	$187	$8
Security deposits	32	28
Restricted cash	29	36
Derivative financial instruments	6	22
Other non-current assets	42	37
Total other non-current assets	$296	$131

9.	Other Current and Non-Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	April 2, 2016	March 28, 2015
	(millions)
Accrued operating expenses	$186	$183
Accrued inventory	176	75
Accrued payroll and benefits	149	162
Other taxes payable	139	108
Accrued capital expenditures	65	62
Deferred income	50	38
Dividends payable	41	43
Restructuring reserve	40	5
Derivative financial instruments	26	18
Capital lease obligations	21	19
Other accrued expenses and current liabilities	5	2
Total accrued expenses and other current liabilities	$898	$715

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other non-current liabilities consist of the following:

	April 2, 2016	March 28, 2015
	(millions)
Capital lease obligations	$266	$238
Deferred rent obligations	222	219
Derivative financial instruments	33	1
Deferred tax liabilities	17	87
Deferred compensation	8	9
Deferred income	1	20
Other non-current liabilities	46	41
Total other non-current liabilities	$593	$615

10.	Impairments of Assets
During Fiscal 2016, the Company recorded non-cash impairment charges of $49 million to write off certain fixed assets related to its domestic and international stores and shop-within-shops, of which $27 million was recorded in connection with the Global Reorganization Plan (see Note 11) and $22 million was recorded in connection with underperforming stores subject to potential future closure.
During Fiscal 2015, the Company recorded non-cash impairment charges of $7 million, primarily to write off certain fixed assets related to its domestic and international retail stores.
During Fiscal 2014, the Company recorded non-cash impairment charges of $1 million, primarily to write off certain fixed assets related to its European operations.

11.	Restructuring and Other Charges
A description of significant restructuring and other activities and related costs is included below.
Fiscal 2016
Global Reorganization Plan
On May 12, 2015, the Company's Board of Directors approved a reorganization and restructuring plan comprised of the following major actions: (i) the reorganization of the Company from its historical channel and regional structure to an integrated global brand-based operating structure, which will streamline the Company's business processes to better align its cost structure with its long-term growth strategy; (ii) a strategic store and shop-within-shop performance review conducted by region and brand; (iii) a targeted corporate functional area review; and (iv) the consolidation of certain of the Company's luxury lines (collectively, the "Global Reorganization Plan"). Actions associated with the Global Reorganization Plan were substantially completed during Fiscal 2016 and resulted in a reduction in workforce and the closure of certain stores and shop-within-shops.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the charges recorded in connection with the Global Reorganization Plan during Fiscal 2016 is as follows:

Fiscal Year Ended
April 2, 2016
(millions)
Cash-related restructuring charges:
Severance and benefit costs	$64
Lease termination and store closure costs	8
Other cash charges(a)	14
Total cash-related restructuring charges	86
Non-cash charges:
Impairment of assets (see Note 10)	27
Accelerated stock-based compensation expense(b)	9
Inventory-related charges(c)	20
Total non-cash charges	56
Total charges	$142

(a)	Other cash charges primarily consisted of consulting fees incurred in connection with the Global Reorganization Plan.

(b)
Accelerated stock-based compensation expense, which is recorded within restructuring and other charges in the consolidated statements of income, was recorded in connection with vesting provisions associated with certain separation agreements.

(c)	Inventory-related charges are recorded within cost of goods sold in the consolidated statements of income.
The Company expects to incur additional charges of approximately $5 million during its fiscal year ending April 1, 2017 ("Fiscal 2017") in connection with the Global Reorganization Plan, consisting primarily of cash-related severance and benefit costs. In addition, the Company continues to develop and work towards finalizing its strategic growth plan for Fiscal 2017 and beyond, which once completed will likely result in additional restructuring activities and related charges.
A summary of the activity in the restructuring reserve related to the Global Reorganization Plan is as follows:

	Severance and Benefit Costs	Lease Termination and Store Closure Costs	Other Cash Charges	Total
	(millions)
Balance at March 28, 2015	$—	$—	$—	$—
Additions charged to expense	64	8	14	86
Cash payments charged against reserve	(33)	(3)	(11)	(47)
Non-cash adjustments	—	1	—	1
Balance at April 2, 2016	$31	$6	$3	$40
Other Charges
During Fiscal 2016, the Company recorded other charges of $34 million related to its pending customs audit (see Note 16) and $14 million primarily related to the settlement of certain litigation claims.
Fiscal 2015
During Fiscal 2015, the Company recorded restructuring charges of $10 million, primarily related to severance and benefit costs associated with certain of its retail, wholesale, and corporate operations. As of March 28, 2015, the related aggregate remaining restructuring liability was approximately $5 million. As of April 2, 2016, the related aggregate remaining restructuring liability was not material.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal 2014
During Fiscal 2014, the Company recorded restructuring charges of $8 million, primarily related to severance and benefit costs associated with its corporate operations. As of both April 2, 2016 and March 28, 2015, the related aggregate remaining restructuring liability was not material.
In addition, in connection with the formation of the Office of the Chairman, the Company entered into employment agreements with certain of its executive officers, which became effective in November 2013. As a result of the new employment agreement provisions, the Company recorded $10 million of accelerated stock-based compensation expense during Fiscal 2014.

12.	Income Taxes
Taxes on Income
Domestic and foreign pretax income are as follows:

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	March 29, 2014
	(millions)
Domestic	$275	$620	$710
Foreign	277	367	386
Total income before provision for income taxes	$552	$987	$1,096
Provisions (benefits) for current and deferred income taxes are as follows:

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	March 29, 2014
	(millions)
Current:
Federal(a)	$88	$161	$211
State and local(a)	(3)	35	51
Foreign	79	78	57
	164	274	319
Deferred:
Federal	(5)	22	(4)
State and local	(1)	3	1
Foreign	(2)	(14)	4
	(8)	11	1
Total provision for income taxes	$156	$285	$320

(a)
Excludes federal, state, and local tax benefits of approximately $10 million, $8 million, and $34 million in Fiscal 2016, Fiscal 2015, and Fiscal 2014, respectively, resulting from stock-based compensation arrangements. Such amounts were recorded within equity.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tax Rate Reconciliation
The differences between income taxes expected at the U.S. federal statutory income tax rate of 35% and income taxes provided are as set forth below:

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	March 29, 2014
	(millions)
Provision for income taxes at the U.S. federal statutory rate	$193	$346	$384
Increase (decrease) due to:
State and local income taxes, net of federal benefit	11	21	29
Foreign income taxed at different rates, net of U.S. foreign tax credits	(33)	(96)	(89)
Unrecognized tax benefits and settlements of tax examinations	(13)	11	(5)
Other	(2)	3	1
Total provision for income taxes	$156	$285	$320
Effective tax rate(a)	28.2%	28.9%	29.2%

(a)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.
The Company's effective tax rate is lower than the statutory rate principally as a result of the proportion of earnings generated in lower taxed foreign jurisdictions versus the U.S. In addition, during Fiscal 2016, the effective tax rate was favorably impacted by tax benefits associated with provision to tax return adjustments, the reversal of certain tax liabilities due to the expiration of statues of limitations, and a change in estimate related to the assessment period of certain tax liabilities, as discussed below, partially offset by the reversal of certain deferred tax assets that were determined to not be realizable. The Company's effective tax rate during both Fiscal 2015 and Fiscal 2014 was favorably impacted by tax reserve reductions associated with income tax benefits resulting from the legal entity restructurings of certain of the Company's foreign operations. The Company's effective tax rate for Fiscal 2014 also reflected tax reserve reductions associated with the conclusion of a tax examination.
During the second quarter of Fiscal 2016, the Company concluded, with the assistance of a third-party consultant, that based on recent audit settlements and taxpayer audit trends, the assessment period associated with certain tax liabilities established under ASC Topic 740, "Income Taxes," should be reduced. This change is considered a change in estimate for accounting purposes and the related impact was recorded during the second quarter of Fiscal 2016. This change lowered the Company's provision for income taxes by $8 million, including interest and penalties, and net of deferred tax asset reversals, and increased basic and diluted earnings per share by $0.09 for Fiscal 2016.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Taxes
The Company early-adopted ASU 2015-17, "Balance Sheet Classification of Deferred Taxes" as of the end of its Fiscal 2016 and applied its provisions prospectively (see Note 4). As a result, the Company has classified all of its deferred tax assets and liabilities, together with any related valuation allowance, as non-current on the consolidated balance sheet as of April 2, 2016. The prior period was not retrospectively adjusted.
Significant components of the Company's net deferred tax assets (liabilities) are as follows:

	April 2, 2016	March 28, 2015
	(millions)
Current deferred tax assets:
Receivable allowances and reserves	$—	$64
Deferred compensation	—	32
Inventory basis difference	—	24
Other	—	15
Valuation allowance	—	—
Net current deferred tax assets(a)	—	135

Non-current deferred tax assets (liabilities):
Goodwill and other intangible assets	(217)	(209)
Property and equipment	(89)	(86)
Deferred compensation	126	76
Lease obligations	88	86
Receivable allowances and reserves	66	—
Inventory basis difference	29	—
Unrecognized tax benefits	21	30
Net operating loss carryforwards	21	19
Deferred rent	17	18
Deferred income	15	12
Accrued expenses	9	—
Cumulative translation adjustment and hedges	8	(1)
Transfer pricing	6	14
Other	12	7
Valuation allowance	(10)	(8)
Net non-current deferred tax assets (liabilities)(b)	102	(42)
Net deferred tax assets	$102	$93

(a)
The net current deferred tax balance as of March 28, 2015 included current deferred tax liabilities of $10 million recorded within accrued expenses and other current liabilities in the consolidated balance sheets.

(b)
The net non-current deferred tax balances as of April 2, 2016 and March 28, 2015 were comprised of non-current deferred tax assets of $119 million and $45 million, respectively, recorded within deferred tax assets, and non-current deferred tax liabilities of $17 million and $87 million, respectively, recorded within other non-current liabilities in the consolidated balance sheets.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has available state and foreign net operating loss carryforwards of $4 million and $71 million, respectively, for tax purposes to offset future taxable income. The net operating loss carryforwards expire beginning in Fiscal 2017.
The Company also has available state and foreign net operating loss carryforwards of $7 million and $17 million, respectively, for which no net deferred tax asset has been recognized. A full valuation allowance has been recorded against these carryforwards since management does not believe that the Company will more likely than not be able to utilize these carryforwards to offset future taxable income. Subsequent recognition of these deferred tax assets would result in an income tax benefit in the year of such recognition. The valuation allowance relating to state net operating loss carryforwards remained consistent with the prior year. The valuation allowance relating to foreign net operating loss carryforwards increased by $6 million mainly as a result of additional net operating losses in certain jurisdictions where management does not believe that the Company will more likely than not be able to utilize these carryforwards in the future.
Provision has not been made for U.S. or additional foreign taxes on $2.615 billion of undistributed earnings of foreign subsidiaries. Those historical earnings have been and are expected to continue to be permanently reinvested. These earnings could become subject to tax if they were remitted as dividends, if foreign earnings were lent to RLC, a subsidiary or a U.S. affiliate of RLC, or if the stock of the subsidiaries were sold. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable. Management believes that the amount of the additional taxes that might be payable on the earnings of foreign subsidiaries, if remitted, would be partially offset by U.S. foreign tax credits.
Uncertain Income Tax Benefits
Fiscal 2016, Fiscal 2015, and Fiscal 2014 Activity
Reconciliations of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for Fiscal 2016, Fiscal 2015, and Fiscal 2014 are presented below:

	Fiscal Years Ended
	April 2, 2016	March 28, 2015		March 29, 2014
	(millions)
Unrecognized tax benefits beginning balance	$69	$83		$100
Additions related to current period tax positions	5	5		6
Additions related to prior period tax positions	7	10		12
Reductions related to prior period tax positions	(12)	(1)		(13)	(b)
Reductions related to expiration of statutes of limitations	(7)	(1)		(2)
Reductions related to settlements with taxing authorities	(12)	(25)	(a)	(23)	(b)
Additions (reductions) related to foreign currency translation	—	(2)		3
Unrecognized tax benefits ending balance	$50	$69		$83

(a)	Includes a $20 million decline in unrecognized tax benefits as a result of the Company's tax settlement agreement reached in Fiscal 2015 for the taxable years ended April 2, 2011 and April 3, 2012.

(b)	Includes a $29 million decline in unrecognized tax benefits as a result of the Company's tax settlement agreement reached in Fiscal 2014 for the taxable years ended April 3, 2004 and April 2, 2005.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. Reconciliations of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits for Fiscal 2016, Fiscal 2015, and Fiscal 2014 are presented below:

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	March 29, 2014
	(millions)
Accrued interest and penalties beginning balance	$47	$49	$50
Net additions charged to expense	4	6	6
Reductions related to prior period tax positions	(15)	(1)	(4)
Reductions related to settlements with taxing authorities	(5)	(5)	(5)
Additions (reductions) related to foreign currency translation	—	(2)	2
Accrued interest and penalties ending balance	$31	$47	$49
The total amount of unrecognized tax benefits, including interest and penalties, was $81 million and $116 million as of April 2, 2016 and March 28, 2015, respectively, and is included within the non-current liability for unrecognized tax benefits in the consolidated balance sheets. The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $60 million and $85 million as of April 2, 2016 and March 28, 2015, respectively.
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

13.	Debt
Debt consists of the following:

	April 2, 2016	March 28, 2015
	(millions)
$300 million 2.125% Senior Notes(a)	$301	$298
$300 million 2.625% Senior Notes(b)	296	—
Commercial paper notes	90	234
Borrowings outstanding under credit facilities	26	—
Total debt	713	532
Less: short-term debt	116	234
Total long-term debt	$597	$298

(a)
During Fiscal 2016, the Company entered into an interest rate swap contract which it designated as a hedge against changes in the fair value of its fixed-rate 2.125% Senior Notes (see Note 15). Accordingly, the carrying value of the 2.125% Senior Notes as of April 2, 2016 reflects an adjustment of $2 million for the change in fair value attributable to the benchmark interest rate. The carrying value of the 2.125% Senior Notes is also net of unamortized debt issuance costs and discount of $1 million and $2 million as of April 2, 2016 and March 28, 2015, respectively.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b)
During Fiscal 2016, the Company entered into an interest rate swap contract which it designated as a hedge against changes in the fair value of its fixed-rate 2.625% Senior Notes (see Note 15). Accordingly, the carrying value of the 2.625% Senior Notes as of April 2, 2016 reflects an adjustment of $2 million for the change in fair value attributable to the benchmark interest rate. The carrying value of the 2.625% Senior Notes is also net of unamortized debt issuance costs and discount of $2 million as of April 2, 2016.

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
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility, as defined below, and may be used to support the Company's general working capital and corporate needs. Maturities of commercial paper notes vary, but cannot exceed 397 days from the date of issuance. Commercial paper notes issued under the Commercial Paper Program rank equally with the Company's other forms of unsecured indebtedness. As of April 2, 2016, the Company had $90 million in borrowings outstanding under its Commercial Paper Program, with a weighted-average annual interest rate of 0.41% and a weighted-average remaining term of 3 days.
Revolving Credit Facilities
Global Credit Facility
In February 2015, the Company entered into an amended and restated credit facility (which was further amended in March 2016) that provides for a $500 million senior unsecured revolving line of credit through February 11, 2020 (the "Global Credit Facility") under terms and conditions substantially similar to those previously in effect. The Global Credit Facility is also used to support the issuance of letters of credit and the maintenance of the Commercial Paper Program. Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and other currencies, including Euros, Hong Kong Dollars, and Japanese Yen. The Company has the ability to expand its borrowing availability under the Global Credit Facility to $750 million, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. As of April 2, 2016, there were no borrowings outstanding under the Global Credit Facility and the Company was contingently liable for $9 million of outstanding letters of credit.

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
The Global Credit Facility contains a number of covenants that, among other things, restrict the Company's ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make certain investments. The Global Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the "leverage ratio") of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus four times consolidated rent expense for the four most recent consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, (iv) consolidated rent expense, (v) restructuring and other non-recurring expenses, and (vi) acquisition-related costs. As of April 2, 2016, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company's Global Credit Facility.
Upon the occurrence of an Event of Default under the Global Credit Facility, the lenders may cease making loans, terminate the Global Credit Facility, and declare all amounts outstanding to be immediately due and payable. The Global Credit Facility specifies a number of events of default (many of which are subject to applicable grace periods), including, among others, the failure to make timely principal, interest, and fee payments or to satisfy the covenants, including the financial covenant described above. Additionally, the Global Credit Facility provides that an Event of Default will occur if Mr. Ralph Lauren, the Company's Executive Chairman and Chief Creative Officer, and entities controlled by the Lauren family fail to maintain a specified minimum percentage of the voting power of the Company's common stock.
Pan-Asia Credit Facilities
Certain of the Company's subsidiaries in Asia have uncommitted credit facilities with regional branches of JPMorgan Chase (the "Banks") in China and South Korea (the "Pan-Asia Credit Facilities"). These credit facilities are subject to annual renewal and may be used to fund general working capital and corporate needs of the Company's operations in the respective countries. Borrowings under the Pan-Asia Credit Facilities are guaranteed by the parent company and are granted at the sole discretion of the Banks, subject to availability of the Banks' funds and satisfaction of certain regulatory requirements. The Pan-Asia Credit Facilities do not contain any financial covenants. The Company's Pan-Asia Credit Facilities by country are as follows:

•
China Credit Facility — provides Ralph Lauren Trading (Shanghai) Co., Ltd. with a revolving line of credit of up to 100 million Chinese Renminbi (approximately $16 million) through April 6, 2017, and may also be used to support bank guarantees. As of April 2, 2016, bank guarantees supported by this facility were not material.

•	South Korea Credit Facility — provides Ralph Lauren (Korea) Ltd. with a revolving line of credit of up to 47 billion South Korean Won (approximately $41 million) through October 31, 2016.
As of April 2, 2016, borrowings outstanding under the Pan-Asia Credit Facilities were $26 million, which have been classified as short-term debt in the Company's consolidated balance sheet.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Fair Value Measurements
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
The following table summarizes the Company's financial assets and liabilities that are measured and recorded at fair value on a recurring basis, excluding accrued interest components:

	April 2, 2016	March 28, 2015
	(millions)
Financial assets recorded at fair value:
Corporate bonds — non-U.S.(a)	$8	$8
Derivative financial instruments(b)	22	87
Total	$30	$95
Financial liabilities recorded at fair value:
Derivative financial instruments(b)	$59	$19
Total	$59	$19

(a)	Based on Level 1 measurements.

(b)	Based on Level 2 measurements.
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
The Company's debt instruments are recorded at their carrying values in its consolidated balance sheets, which may differ from their respective fair values. The fair values of the Senior Notes are estimated based on external pricing data, including available quoted market prices, and with reference to comparable debt instruments with similar interest rates, credit ratings, and trading frequency, among other factors. The fair values of the Company's commercial paper notes and borrowings outstanding under its credit facilities are estimated using external pricing data, based on interest rates and credit ratings for similar issuances with the same remaining term as the Company's outstanding borrowings. Due to their short-term nature, the fair values of the Company's commercial paper notes and borrowings outstanding under its credit facilities at April 2, 2016 approximate their carrying values.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the carrying values and the estimated fair values of the Company's debt instruments:

	April 2, 2016			March 28, 2015
	Carrying Value		Fair Value(a)	Carrying Value		Fair Value(a)
	(millions)
$300 million 2.125% Senior Notes	$301	(b)	$306	$298	(b)	$304
$300 million 2.625% Senior Notes	296	(b)	308	—		—
Commercial paper notes	90		90	234		234
Borrowings outstanding under credit facilities	26		26	—		—

(a)	Based on Level 2 measurements.

(b)	See Note 13 for discussion of the carrying values of the Company's Senior Notes as of April 2, 2016 and March 28, 2015.
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
During Fiscal 2016, Fiscal 2015, and Fiscal 2014, the Company recorded non-cash impairment charges to reduce the carrying values of certain long-lived store and shop-within-shop assets to their fair values. The fair values of these assets were determined based on Level 3 measurements. Inputs to these fair value measurements included estimates of the amount and timing of the stores' or shop-within-shops' net future discounted cash flows based on historical experience, current trends, and market conditions.
The following table summarizes the impairment charges recorded during Fiscal 2016, Fiscal 2015, and Fiscal 2014:

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	March 29, 2014
	(millions)
Aggregate carrying value of long-lived assets written down to fair value	$49	$7	$1
Impairment charges(a)	(49)	(7)	(1)

(a)	See Note 10 for details of impairment charges recorded in Fiscal 2016, Fiscal 2015, and Fiscal 2014.
No goodwill impairment charges have been recorded during any of the three fiscal years presented. In Fiscal 2016, the Company performed its annual goodwill impairment assessment as of the beginning of the second quarter of the fiscal year using a qualitative approach. In performing the assessment, the Company identified and considered the significance of relevant key factors, events, and circumstances that affected the fair values and/or carrying amounts of its reporting units. These factors included external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as the Company's actual and planned financial performance. Additionally, the results of the Company's most recent quantitative goodwill impairment test indicated that the fair values of its reporting units significantly exceeded their respective carrying values. Based on the results of its qualitative goodwill impairment assessment, the Company concluded that it is not more likely than not that the fair values of its reporting units are less than their respective carrying values, and there were no reporting units at risk of impairment.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Financial Instruments
Derivative Financial Instruments
The Company is exposed to changes in foreign currency exchange rates, primarily relating to certain anticipated cash flows and the value of the reported net assets of its international operations, as well as changes in the fair value of its fixed-rate debt attributed to changes in the benchmark interest rate. Consequently, the Company uses derivative financial instruments to manage and mitigate such risks. The Company does not enter into derivative transactions for speculative or trading purposes.
The following table summarizes the Company's outstanding derivative instruments on a gross basis as recorded in its consolidated balance sheets as of April 2, 2016 and March 28, 2015:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	April 2, 2016	March 28, 2015	April 2, 2016		March 28, 2015		April 2, 2016		March 28, 2015
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Inventory purchases	$532	$587	PP	$1	PP	$49	AE	$14	AE	$9
FC — Other(c)	210	118	—	—	PP	5	AE	9	AE	1
IRS — Fixed-rate debt	600	—	ONCA	2	—	—	ONCL	2	—	—
CCS — NI	630	—	—	—	—	—	ONCL	31	—	—
Total Designated Hedges	$1,972	$705		$3		$54		$56		$10
Undesignated Hedges:
FC — Other(d)	$541	$464	(e)	$19	(f)	$33	AE	$3	(g)	$9
Total Hedges	$2,513	$1,169		$22		$87		$59		$19

(a)	FC = Forward foreign currency exchange contracts; IRS = Interest rate swap contracts; CCS = Cross-currency swap contracts; NI = Net investment hedges.

(b)	PP = Prepaid expenses and other current assets; AE = Accrued expenses and other current liabilities; ONCA = Other non-current assets; ONCL = Other non-current liabilities.

(c)	Primarily includes designated hedges of foreign currency-denominated intercompany royalty payments and other operational exposures.

(d)	Primarily includes undesignated hedges of foreign currency-denominated intercompany loans and other intercompany balances.

(e)	$15 million included within prepaid expenses and other current assets and $4 million included within other non-current assets.

(f)	$11 million included within prepaid expenses and other current assets and $22 million included within other non-current assets.

(g)	$8 million included within accrued expenses and other current liabilities and $1 million included within other non-current liabilities.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheets on a gross basis, even though they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its derivative instruments on a net basis in accordance with the terms of each of its master netting arrangements, spread across eight separate counterparties, the amounts presented in the consolidated balance sheets as of April 2, 2016 and March 28, 2015 would be adjusted from the current gross presentation as detailed in the following table:

	April 2, 2016			March 28, 2015
Derivative Instrument	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Arrangements	Net Amount	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Arrangements	Net Amount
	(millions)
Derivative assets	$22	$(11)	$11	$87	$(14)	$73
Derivative liabilities	$59	$(11)	$48	$19	$(14)	$5
The Company's master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties. Refer to Note 3 for further discussion of the Company's master netting arrangements.
The following tables summarize the pretax impact of the effective portion of gains and losses from the Company's designated derivative instruments on its consolidated financial statements for the fiscal years presented:

	Gains (Losses) Recognized in OCI			Gains (Losses) Reclassified from AOCI to Earnings			Location of Gains (Losses) Reclassified from AOCI to Earnings
	Fiscal Years Ended			Fiscal Years Ended
Derivative Instrument	April 2, 2016	March 28, 2015	March 29, 2014	April 2, 2016	March 28, 2015	March 29, 2014
	(millions)
Designated Cash Flow Hedges:
FC — Inventory purchases	$(7)	$50	$(10)	$44	$3	$10	Cost of goods sold
FC — Other	(14)	19	—	(5)	14	—	Foreign currency gains (losses)
	$(21)	$69	$(10)	$39	$17	$10
Designated Hedges of Net Investments:
CCS(a)	$(28)	$—	$—	$—	$—	$—
Total Designated Hedges	$(49)	$69	$(10)	$39	$17	$10

(a)	Amounts recognized in OCI would be recognized in earnings only upon the sale or liquidation of the hedged net investment.
During Fiscal 2014, the Company also recorded a foreign currency gain of $2 million associated with the discontinuance of certain cash flow hedges, as the related forecasted transactions were no longer probable of occurring.
As of April 2, 2016, it is expected that approximately $13 million of net losses deferred in AOCI related to derivative instruments will be recognized in earnings over the next twelve months. No material gains or losses relating to ineffective cash flow hedges were recognized during any of the fiscal years presented.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the pretax impact of gains and losses from the Company's undesignated derivative instruments on its consolidated financial statements for the fiscal years presented:

	Gains (Losses) Recognized in Earnings			Location of Gains (Losses) Recognized in Earnings
	Fiscal Years Ended
Derivative Instrument	April 2, 2016	March 28, 2015	March 29, 2014
	(millions)
Undesignated Hedges:
FC — Other	$(7)	$18	$20	Foreign currency gains (losses)
Total Undesignated Hedges	$(7)	$18	$20
Risk Management Strategies
Forward Foreign Currency Exchange Contracts
The Company enters into forward foreign currency exchange contracts to reduce its risk related to exchange rate fluctuations on inventory transactions made in an entity's non-functional currency, intercompany royalty payments made by certain of its international operations, and other foreign currency-denominated operational and intercompany balances and cash flows. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily to changes in the value of the Euro, the Japanese Yen, the South Korean Won, the Australian Dollar, the Canadian Dollar, the British Pound Sterling, and the Hong Kong Dollar, the Company hedges a portion of its foreign currency exposures anticipated over a two-year period. In doing so, the Company uses forward foreign currency exchange contracts that generally have maturities of two months to two years to provide continuing coverage throughout the hedging period.
Interest Rate Swap Contracts
During Fiscal 2016, the Company entered into two pay-floating rate, receive-fixed rate interest rate swap contracts which it designated as hedges against changes in the respective fair values of its fixed-rate 2.125% Senior Notes and its fixed-rate 2.625% Senior Notes attributed to changes in the benchmark interest rate (the "Interest Rate Swaps"). The Interest Rate Swaps, which mature on September 26, 2018 and August 18, 2020, respectively, both have notional amounts of $300 million and swap the fixed interest rates on the Company's 2.125% Senior Notes and 2.625% Senior Notes for variable interest rates based on 3-month LIBOR plus a fixed spread. Changes in the fair values of the Interest Rate Swaps were offset by changes in the respective fair values of the 2.125% Senior Notes and 2.625% Senior Notes attributed to changes in the benchmark interest rate, with no resulting ineffectiveness recognized in earnings during Fiscal 2016.
Cross-Currency Swap Contracts
During Fiscal 2016, the Company entered into two pay-floating rate, receive-floating rate cross-currency swap contracts, with notional amounts of €280 million and €274 million, which it designated as hedges of its net investment in certain of its European subsidiaries (the "Cross-Currency Swaps"). The Cross-Currency Swaps, which mature on September 26, 2018 and August 18, 2020, respectively, swap the U.S. Dollar-denominated variable interest rate payments based on 3-month LIBOR plus a fixed spread (as paid under the Interest Rate Swaps described above) for Euro-denominated variable interest rate payments based on the 3-month Euro Interbank Offered Rate plus a fixed spread. As a result, the Cross-Currency Swaps, in conjunction with the Interest Rate Swaps, economically convert the Company's $300 million fixed-rate 2.125% and $300 million fixed-rate 2.625% obligations to €280 million and €274 million floating-rate Euro-denominated liabilities, respectively. No material gains or losses related to the ineffective portion, or the amount excluded from effectiveness testing, were recognized in interest expense within the consolidated statement of income during Fiscal 2016.
See Note 3 for further discussion of the Company's accounting policies relating to its derivative financial instruments.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments
As of April 2, 2016, the Company's short-term investments consisted of $621 million of time deposits and $8 million of non-U.S. corporate bonds, and its non-current investments consisted of $187 million of time deposits. As of March 28, 2015, the Company's short-term and non-current investments consisted of $644 million of time deposits and $8 million of non-U.S. corporate bonds, respectively. The Company's non-current investments as of both April 2, 2016 and March 28, 2015 have maturities of one to two years.
No significant realized or unrealized gains or losses on available-for-sale investments or other-than-temporary impairment charges were recorded in any of the fiscal years presented. Refer to Note 18 for further detail.
See Note 3 for further discussion of the Company's accounting policies relating to its investments.

16.	Commitments and Contingencies
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
Operating Leases
The Company is typically required to make minimum rental payments, and often contingent rental payments, under its operating leases. Many of the Company's retail store leases provide for contingent rental payments based upon sales, and certain rental agreements require payment based solely on a percentage of sales. Terms of the Company's leases generally contain renewal options, rent escalation clauses, and landlord incentives. Rent expense, net of sublease income, was approximately $472 million, $466 million, and $455 million in Fiscal 2016, Fiscal 2015, and Fiscal 2014, respectively. Such amounts include contingent rental charges of approximately $163 million, $172 million, and $176 million in Fiscal 2016, Fiscal 2015, and Fiscal 2014, respectively. In addition to such amounts, the Company is normally required to pay taxes, insurance, and certain occupancy costs relating to the leased real estate properties.
As of April 2, 2016, future minimum rental payments under noncancelable operating leases with lease terms in excess of one year were as follows:

Minimum Operating Lease Payments(a)(b)
(millions)
Fiscal 2017	$346
Fiscal 2018	329
Fiscal 2019	305
Fiscal 2020	279
Fiscal 2021	215
Fiscal 2022 and thereafter	733
Total net minimum rental payments	$2,207

(a)	Net of sublease income, which is not significant in any period.

(b)
Includes a $58 million operating lease obligation related to the land portion of the build-to-suit lease agreement for the Company's Polo flagship store on Fifth Avenue in New York City, as further described below.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capital Leases
Assets under capital leases, including build-to-suit leases, amounted to approximately $278 million and $251 million at the end of Fiscal 2016 and Fiscal 2015, respectively, net of accumulated depreciation of approximately $53 million and $30 million, respectively. Such assets are classified within property and equipment, net in the consolidated balance sheets based on their nature.
As of April 2, 2016, future minimum rental payments under noncancelable capital leases, including build-to-suit leases, with lease terms in excess of one year were as follows:

Minimum Capital Lease Payments(a)(b)
(millions)
Fiscal 2017	$30
Fiscal 2018	28
Fiscal 2019	26
Fiscal 2020	28
Fiscal 2021	27
Fiscal 2022 and thereafter	106
Total net minimum rental payments	245
Less: amount representing interest	(59)
Present value of net minimum rental payments	$186

(a)	Net of sublease income, which is not significant in any period.

(b)
Includes lease payments related to the Company's build-to-suit lease agreement for its Polo flagship store on Fifth Avenue in New York City. The total remaining commitment related to this lease was $185 million as of April 2, 2016, comprised of a $58 million operating lease obligation related to the land portion of the lease (included in the minimum operating lease payments table above) and a $127 million obligation related to the building portion of the lease (included in this minimum capital lease payments table).

Employee Agreements
The Company has employment agreements with certain executives in the normal course of business which provide for compensation and certain other benefits. These agreements also provide for severance payments under certain circumstances.
Other Commitments
Other off-balance sheet firm commitments amounted to approximately $1.151 billion as of April 2, 2016, including inventory purchase commitments of approximately $941 million, outstanding letters of credit of approximately $10 million, interest payments related to the Company's Senior Notes of approximately $51 million, and other commitments of approximately $149 million, comprised of the Company's legally-binding obligations under sponsorship, licensing, and other marketing and advertising agreements, distribution-related agreements, information technology-related service agreements, and pension-related obligations.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In October 2014, the Company filed an appeal of the pre-assessment notice in accordance with the standard procedures established by the relevant customs authorities. In response to the filing of the Company's appeal of the pre-assessment notice, the review committee instructed the customs officials to reconsider their assertion of the alternative duty method and conduct a re-audit to evaluate the facts and circumstances noted in the pre-assessment notice. In December 2015, the Company received the results of the re-audit conducted and a customs audit assessment notice in the amount of approximately $34 million, which the Company recorded within restructuring and other charges in its consolidated statements of income during the third quarter of Fiscal 2016 (see Note 11). Although the Company disagrees with the assessment notice, in order to secure the Company's rights, the Company was required to pay the assessment amount and then subsequently file an appeal with the customs authorities. The Company continues to maintain its original filing position and will vigorously contest any other proposed methodology asserted by the customs officials. Should the Company be successful in its merits, a full refund for the amounts paid plus interest will be required to be paid by the customs authorities. If the Company is unsuccessful in its current appeal with the customs authorities, it may further appeal this decision within the courts. At this time, while the Company believes that the customs officials' claims are not meritorious and that the Company should prevail, the outcome of the appeals process is subject to risk and uncertainty.
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

17.	Equity
Capital Stock
The Company's capital stock consists of two classes of common stock. There are 500 million shares of Class A common stock and 100 million shares of Class B common stock authorized to be issued. Shares of Class A and Class B common stock have substantially identical rights, except with respect to voting rights. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share. Holders of both classes of stock vote together as a single class on all matters presented to the stockholders for their approval, except with respect to the election and removal of directors or as otherwise required by applicable law. All outstanding shares of Class B common stock are owned by Mr. Ralph Lauren, the Company's Executive Chairman and Chief Creative Officer, and entities controlled by the Lauren family, and are convertible at any time into shares of Class A common stock on a one-for-one basis.
Class B Common Stock Conversions
During Fiscal 2015, the Lauren Family, L.L.C., a limited liability company managed by the children of Mr. R. Lauren, converted 1.0 million shares of Class B common stock into an equal number of shares of Class A common stock pursuant to the terms of the security, which were subsequently sold on the open market as part of a pre-determined, systematic trading plan.
During Fiscal 2014, Mr. R. Lauren converted 3.0 million shares of Class B common stock into an equal number of shares of Class A common stock pursuant to the terms of the security, which were subsequently sold in a block trade.
These transactions resulted in reclassifications within equity, and had no other effect on the Company's consolidated balance sheets.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Stock Repurchase Program
A summary of the Company's repurchases of Class A common stock under its common stock repurchase program is as follows:

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	March 29, 2014
	(in millions)
Cost of shares repurchased	$480	$500	$548	(a)
Number of shares repurchased	4.2	3.2	3.2	(a)

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

As of April 2, 2016, the remaining availability under the Company's Class A common stock repurchase program was approximately $100 million. On May 11, 2016, the Company's Board of Directors approved an expansion of the program that allows it to repurchase up to an additional $200 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions.
In addition, during Fiscal 2016, Fiscal 2015, and Fiscal 2014, 0.2 million, 0.2 million, and 0.4 million shares of Class A common stock, respectively, at a cost of $20 million, $32 million, and $60 million, respectively, were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company's 1997 Long-Term Stock Incentive Plan, as amended (the "1997 Incentive Plan"), and its Amended and Restated 2010 Long-Term Stock Incentive Plan (the "2010 Incentive Plan").
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.
Dividends
Since 2003, the Company has maintained a regular quarterly cash dividend program on its common stock. On November 5, 2013, the Company's Board of Directors approved an increase to the Company's quarterly cash dividend on its common stock from $0.40 per share to $0.45 per share. On February 3, 2015, the Company's Board of Directors approved a further increase to the Company's quarterly cash dividend on its common stock from $0.45 per share to $0.50 per share. Dividends paid amounted to $170 million, $158 million, and $149 million in Fiscal 2016, Fiscal 2015, and Fiscal 2014, respectively.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	Accumulated Other Comprehensive Income
The following table presents OCI activity, net of tax, which is accumulated in equity:

	Foreign Currency Translation Gains (Losses)(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges(b)	Net Unrealized Gains (Losses) on Available-for-Sale Investments(c)	Net Unrealized Gains (Losses) on Defined Benefit Plans(d)	Total Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at March 30, 2013	$73	$23	$5	$(7)	$94
Other comprehensive income (loss), net of tax:
OCI before reclassifications	52	(20)	(4)	—	28
Amounts reclassified from AOCI to earnings	—	(7)	(1)	—	(8)
Other comprehensive income (loss), net of tax	52	(27)	(5)	—	20
Balance at March 29, 2014	125	(4)	—	(7)	114
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(318)	62	—	(9)	(265)
Amounts reclassified from AOCI to earnings	—	(15)	—	1	(14)
Other comprehensive income (loss), net of tax	(318)	47	—	(8)	(279)
Balance at March 28, 2015	(193)	43	—	(15)	(165)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	36	(19)	—	1	18
Amounts reclassified from AOCI to earnings	—	(36)	—	2	(34)
Other comprehensive income (loss), net of tax	36	(55)	—	3	(16)
Balance at April 2, 2016	$(157)	$(12)	$—	$(12)	$(181)

(a)
OCI before reclassifications to earnings related to foreign currency translation gains (losses) includes income tax benefits of $11 million and $5 million for Fiscal 2016 and Fiscal 2015, respectively, and includes an income tax provision of $2 million for Fiscal 2014. OCI before reclassifications to earnings for Fiscal 2016 includes losses of $17 million (net of an $11 million income tax benefit) related to the effective portion of changes in the fair values of the Cross-Currency Swaps designated as hedges of the Company's net investment in certain of its European subsidiaries (see Note 15).

(b)
OCI before reclassifications to earnings related to net unrealized gains (losses) on cash flow hedges includes an income tax benefit of $2 million for Fiscal 2016 and an income tax provision of $7 million for Fiscal 2015. The tax effect for Fiscal 2014 activity was not material. The tax effects on amounts reclassified from AOCI to earnings are presented in a table below.

(c)	All amounts are presented net of taxes, which were not material.

(d)
OCI before reclassifications to earnings related to net unrealized gains (losses) on defined benefit plans includes an income tax benefit of $1 million for Fiscal 2015. The tax effects for both Fiscal 2016 and Fiscal 2014 were not material. The tax effects on amounts reclassified from AOCI to earnings were not material for any period presented.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents reclassifications from AOCI to earnings for cash flow hedges, by component:

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	March 29, 2014	Location of Gains (Losses) Reclassified from AOCI to Earnings
	(millions)
Gains (losses) on cash flow hedges(a):
FC — Inventory purchases	$44	$3	$10	Cost of goods sold
FC — Other	(5)	14	—	Foreign currency gains (losses)
Tax effect	(3)	(2)	(3)	Provision for income taxes
Net of tax	$36	$15	$7

(a)	FC = Forward foreign currency exchange contracts.

19.	Stock-based Compensation
Long-term Stock Incentive Plans
The Company's stock-based compensation awards are currently issued under the 2010 Incentive Plan, which was approved by its stockholders on August 5, 2010. However, any prior awards granted under the 1997 Incentive Plan remain subject to the terms of that plan. Any awards that expire, are forfeited, or are surrendered to the Company in satisfaction of taxes are available for issuance under the 2010 Incentive Plan. On September 24, 2013, the Company registered with the SEC an additional 1.7 million shares of its Class A common stock for issuance pursuant to the 2010 Incentive Plan. As of April 2, 2016, 2.5 million shares remained available for future issuance under the Company's incentive plans.
Stock-based compensation awards that may be made under the 2010 Incentive Plan include, but are not limited to, (i) stock options, (ii) restricted stock, and (iii) RSUs. In recent years, the Company's annual grants of stock-based compensation awards to its employees primarily consisted of stock options and RSUs. However, in Fiscal 2016, the annual grants consisted entirely of RSUs, as the Company elected to issue service-based RSUs in lieu of stock options. Additionally, new vesting provisions for certain awards granted to retirement-eligible employees were introduced. Specifically, beginning in Fiscal 2016, for certain service-based and performance-based RSUs granted to retirement-eligible employees, or employees who will become retirement-eligible prior to the end of the awards' respective stated vesting periods, vesting continues post-retirement for all or a portion of the remaining unvested RSUs.
Impact on Results
A summary of the total expense and the associated income tax benefits recognized related to stock-based compensation arrangements is as follows:

	Fiscal Years Ended
	April 2, 2016		March 28, 2015	March 29, 2014
	(millions)
Compensation expense	$97	(a)	$81	$93	(a)
Income tax benefit	$(37)		$(30)	$(34)

(a)
Fiscal 2016 and Fiscal 2014 include approximately $9 million and $10 million, respectively, of accelerated stock-based compensation expense recorded within restructuring and other charges in the consolidated statements of income (see Note 11). All other stock-based compensation expense was recorded within SG&A expenses.

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
Expected Dividend Yield — The expected dividend yield is based on the Company's quarterly cash dividend rate in effect on the date of grant.
Risk-free Interest Rate — The risk-free interest rate is determined using the implied yield for a traded zero-coupon U.S. Treasury bond with a term equal to the option's expected term.
The Company's weighted average assumptions used to estimate the fair value of stock options granted during the fiscal years presented were as follows:

	Fiscal Years Ended
	April 2, 2016(a)	March 28, 2015	March 29, 2014
Expected term (years)	N/A	4.2	4.2
Expected volatility	N/A	30.2%	32.9%
Expected dividend yield	N/A	1.10%	0.98%
Risk-free interest rate	N/A	1.4%	1.1%
Weighted-average option grant date fair value	N/A	$37.91	$45.83

(a)	No stock options were granted during Fiscal 2016.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of stock option activity during Fiscal 2016 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
	(thousands)		(years)	(millions)
Options outstanding at March 28, 2015	3,225	$129.28	4.0	$69
Granted	—	N/A
Exercised	(625)	52.37
Cancelled/Forfeited	(182)	163.56
Options outstanding at April 2, 2016	2,418	$146.58	3.7	$6

Options vested and expected to vest at April 2, 2016(b)	2,391	$145.60	3.7	$6
Options exercisable at April 2, 2016	1,818	$140.34	3.3	$6

(a)	Aggregate intrinsic value is the amount by which the market price of Class A common stock at the end of the period exceeds the exercise price of the stock option, multiplied by the number of options.

(b)	The number of options expected to vest takes into consideration expected forfeitures.
Additional information pertaining to the Company's stock option plans is as follows:

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	March 29, 2014
	(millions)
Aggregate intrinsic value of stock options exercised(a)	$44	$35	$63
Cash received from the exercise of stock options	34	52	52
Tax benefits realized on exercise of stock options	17	12	24

(a)	Aggregate intrinsic value is the amount by which the market price of Class A common stock exceeded the stock option's exercise price when exercised, multiplied by the number of options.
As of April 2, 2016, there was $5 million of total unrecognized compensation expense related to nonvested stock options expected to be recognized over a weighted-average period of one year.
Restricted Stock Awards and Service-based RSUs
Restricted shares granted to non-employee directors vest ratably over a three-year period, subject to the director's continued service to the Company. The fair values of restricted stock awards are based on the fair value of the Company's Class A common stock on the date of grant. Holders of restricted shares are entitled to receive cash dividends in connection with the payments of dividends on the Company's Class A common stock.
Service-based RSUs granted to certain of the Company's senior executives, as well as certain of its other employees, generally vest over a three-year period, subject to the employee's continuing employment (except for awards granted in Fiscal 2016 to retirement-eligible employees, or employees who will become retirement-eligible prior to the end of the awards' respective stated vesting periods, as previously discussed). The fair values of service-based RSUs are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards not entitled to accrue dividend equivalents while outstanding.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of restricted stock and service-based RSU activity during Fiscal 2016 is as follows:

	Restricted Stock		Service- based RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
	(thousands)		(thousands)
Nonvested at March 28, 2015	5	$164.73	47	$150.01
Granted	17	111.94	508	125.19
Vested	(7)	153.53	(18)	149.28
Forfeited	(1)	139.87	(47)	129.60
Nonvested at April 2, 2016	14	$110.68	490	$126.30

	Restricted Stock	Service- based RSUs
Total unrecognized compensation expense at April 2, 2016 (millions)	$1	$25
Weighted-average period expected to be recognized over (years)	1.8	1.5
Additional information pertaining to restricted stock and service-based RSU activity is as follows:

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	March 29, 2014
Restricted Stock:
Weighted-average grant date fair value of awards granted	$111.94	$162.36	$164.76
Total fair value of awards vested (millions)	$1	$1	$1
Service-based RSUs:
Weighted-average grant date fair value of awards granted	$125.19	$150.23	N/A
Total fair value of awards vested (millions)	$2	$1	$16
Performance-based RSUs
The Company grants performance-based RSUs to senior executives and other key executives, as well as certain of its other employees. Performance-based RSUs generally vest (i) upon the completion of a three-year period of time (cliff vesting), subject to the employee's continuing employment (except for awards granted in Fiscal 2016 to retirement-eligible employees, or employees who will become retirement-eligible prior to the end of the awards' respective stated vesting periods, as previously discussed) and the Company's achievement of certain performance goals established at the beginning of the three-year performance period or (ii) ratably, over a three-year period of time (graded vesting), subject to the employee's continuing employment during the applicable vesting period (except for awards granted in Fiscal 2016 to retirement-eligible employees, or employees who will become retirement-eligible prior to the end of the awards' respective stated vesting periods, as previously discussed) and the achievement by the Company of certain performance goals in the initial year of the three-year vesting period. For performance-based RSUs subject to cliff vesting, the number of shares that may be earned ranges between 0% (if the specified threshold performance level is not attained) and 150% (if performance meets or exceeds the maximum achievement level) of the awards originally granted. If actual performance exceeds the pre-established threshold, the number of shares earned is calculated based on the relative performance between specified levels of achievement.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Fiscal Years Ended
	April 2, 2016(a)	March 28, 2015	March 29, 2014
Expected term (years)	N/A	3.0	2.9
Expected volatility	N/A	29.8%	32.6%
Expected dividend yield	N/A	1.09%	0.98%
Risk-free interest rate	N/A	0.9%	0.4%
Weighted-average grant date fair value	N/A	$169.47	$169.14

(a)	No performance-based RSUs with a TSR modifier were granted during Fiscal 2016.
A summary of performance-based RSUs without TSR Modifier and performance-based RSUs with TSR Modifier activity during Fiscal 2016 is as follows:

	Performance-based RSUs — without TSR Modifier		Performance-based RSUs — with TSR Modifier
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
	(thousands)		(thousands)
Nonvested at March 28, 2015	697	$155.47	214	$158.65
Granted	341	126.48	—	N/A
Change due to performance/market condition achievement	(8)	137.08	(20)	136.27
Vested	(293)	147.26	(50)	136.30
Forfeited	(46)	155.61	(2)	167.64
Nonvested at April 2, 2016	691	$144.81	142	$169.46

	Performance-based RSUs — without TSR Modifier	Performance-based RSUs — with TSR Modifier
Total unrecognized compensation expense at April 2, 2016 (millions)	$25	$3
Weighted-average period expected to be recognized over (years)	1.6	1.1

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional information pertaining to performance-based RSUs without TSR Modifier and performance-based RSUs with TSR Modifier activity is as follows:

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	March 29, 2014
Performance-based RSUs — without TSR Modifier:
Weighted-average grant date fair value of awards granted	$126.48	$157.10	$171.93
Total fair value of awards vested (millions)	$38	$65	$109
Performance-based RSUs — with TSR Modifier:
Weighted-average grant date fair value of awards granted	N/A	$169.47	$169.14
Total fair value of awards vested (millions)	$7	$—	$—

20.	Employee Benefit Plans
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
Under the terms of the plans, a participant becomes 100% vested in the Company's matching contributions after five years of credited service. Contributions made by the Company under these plans were $11 million in each of Fiscal 2016 and Fiscal 2015, and $10 million in Fiscal 2014.
International Defined Benefit Plans
The Company sponsors certain single-employer defined benefit plans and cash balance plans at international locations which are not considered to be material individually or in the aggregate to the Company's financial statements. Pension benefits under these plans are based on formulas that reflect the employees' years of service and compensation levels during their employment period. The aggregate funded status of the single-employer defined benefit plans reflected net liabilities of $5 million and $8 million as of April 2, 2016 and March 28, 2015, respectively, and were primarily recorded within other non-current liabilities in the Company's consolidated balance sheets. These single-employer defined benefit plans had aggregate projected benefit obligations of $65 million and aggregate fair values of plan assets of $60 million as of April 2, 2016, compared to aggregate projected benefit obligations of $60 million and aggregate fair values of plan assets of $52 million as of March 28, 2015. The asset portfolio of the single-employer defined benefit plans primarily consists of fixed income securities, which have been measured at fair value largely using Level 2 inputs, as described in Note 14. Pension expense for these plans, recorded within SG&A expenses in the Company's consolidated statements of income, was $6 million in Fiscal 2016 and $5 million in each of Fiscal 2015 and Fiscal 2014.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Other Compensation Plans
The Company had a non-qualified supplemental retirement plan for certain highly compensated employees whose benefits under the 401(k) profit sharing retirement savings plans were expected to be constrained by the operation of Internal Revenue Code limitations. These supplemental benefits vested over time and the related compensation expense was recognized over the vesting period. Effective August 2008, the Company amended this plan, resulting in a suspension of the annual contributions for substantially all plan participants. Further, affected participants were provided with a one-time election to either withdraw all benefits vested in the plan in a lump sum amount or remain in the plan and receive future distributions of benefits. As of April 2, 2016 and March 28, 2015, amounts accrued under this plan totaled approximately $8 million and $9 million, respectively, and were classified within other non-current liabilities in the consolidated balance sheets. Total compensation expense recognized related to these benefits was not material in any of the three fiscal years presented.
Additionally, the Company has available deferred compensation arrangements for certain executives that are utilized from time to time and generally provide for payments upon retirement, death, or termination of employment. The Company funds a portion of these obligations through the establishment of trust accounts on behalf of the executives participating in the plans. During Fiscal 2015, these plans were cash settled, inclusive of the cash contributions made during Fiscal 2015 and Fiscal 2014 related to the conversions of certain fully-vested and expensed stock-based compensation awards (see Note 17). Accordingly, there was no remaining amount accrued under these plans as of April 2, 2016 and March 28, 2015. Total compensation expense related to these compensation arrangements was not material in any of the three fiscal years presented.

21.	Segment Information
The Company has three reportable segments based on its business activities and organization: Wholesale, Retail, and Licensing. These segments offer a variety of products through different channels of distribution. The Wholesale segment consists of apparel, accessories, home furnishings, and related products which are sold to major department stores, specialty stores, golf and pro shops, and the Company's licensed and franchised retail stores in the U.S. and overseas. The Retail segment consists of the Company's integrated worldwide retail operations, which sell products through its retail stores, concession-based shop-within-shops, and e-commerce sites, which are purchased from the Company's licensees and suppliers. The Licensing segment generates revenues from royalties earned on the sale of the Company's apparel, home, and other products internationally and domestically through licensing alliances. The licensing agreements grant the licensees rights to use the Company's various trademarks in connection with the manufacture and sale of designated products in specified geographical areas for specified periods.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net revenues for each of the Company's reportable segments are as follows:

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	March 29, 2014
	(millions)
Net revenues:
Wholesale	$3,297	$3,495	$3,486
Retail	3,933	3,956	3,798
Licensing	175	169	166
Total net revenues(a)	$7,405	$7,620	$7,450

(a)
The Company's sales to its largest wholesale customer, Macy's, accounted for approximately 11% of its total net revenues in Fiscal 2016 and approximately 12% of its total net revenues in each of Fiscal 2015 and Fiscal 2014.

Operating income for each of the Company's reportable segments is as follows:

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	March 29, 2014
	(millions)
Operating income:
Wholesale(a)	$822	$943	$963
Retail(b)	359	527	572
Licensing	155	152	150
	1,336	1,622	1,685
Unallocated corporate expenses	(611)	(577)	(553)
Gain on acquisition of Chaps(c)	—	—	16
Unallocated restructuring and other charges(d)	(143)	(10)	(18)
Total operating income	$582	$1,035	$1,130

(a)
During Fiscal 2016, the Company recorded non-cash impairment charges of $6 million, primarily to write off certain fixed assets related to its shop-within-shops in connection with the Global Reorganization Plan. During Fiscal 2014, the Company recorded non-cash impairment charges of $1 million, primarily to write off certain fixed assets related to its European wholesale operations. See Notes 10 and 11 for additional information.

(b)
During Fiscal 2016, the Company recorded non-cash impairment charges of $43 million, primarily to write off certain fixed assets related to its stores and concession-based shop-within-shops in connection with the Global Reorganization Plan. During Fiscal 2015, the Company recorded non-cash impairment charges of $7 million, primarily to write off certain fixed assets related to its domestic and international retail stores. See Notes 10 and 11 for additional information.

(c)	See Note 5 for a description of the gain on acquisition of Chaps recorded during Fiscal 2014.

(d)	The fiscal years presented included certain unallocated restructuring and other charges (see Note 11), which are detailed below:

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	March 29, 2014
	(millions)
Restructuring and other charges:
Restructuring charges:
Wholesale-related	$(13)	$(4)	$—
Retail-related	(27)	(4)	—
Licensing-related	(1)	—	—
Corporate operations-related	(54)	(2)	(8)
Unallocated restructuring charges	(95)	(10)	(8)
Other charges (see Note 11)	(48)	—	(10)
Total unallocated restructuring and other charges	$(143)	$(10)	$(18)

The following tables summarize the Company's depreciation and amortization expense and capital expenditures for each of its reportable segments:

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	March 29, 2014
	(millions)
Depreciation and amortization:
Wholesale	$61	$66	$66
Retail	157	154	125
Licensing	1	—	—
Unallocated corporate	91	74	67
Total depreciation and amortization	$310	$294	$258

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	March 29, 2014
	(millions)
Capital expenditures:
Wholesale	$43	$48	$53
Retail	173	237	252
Licensing	4	4	1
Unallocated corporate	198	102	84
Total capital expenditures	$418	$391	$390

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes total assets for each of the Company's reportable segments:

	April 2, 2016	March 28, 2015
	(millions)
Total assets:
Wholesale	$2,569	$2,643
Retail	2,540	2,395
Licensing	188	197
Corporate	916	871
Total assets	$6,213	$6,106
Net revenues and long-lived assets by geographic location of the reporting subsidiary are as follows:

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	March 29, 2014
	(millions)
Net revenues(a):
The Americas(b)	$4,938	$5,077	$4,983
Europe(c)	1,573	1,627	1,580
Asia(d)	894	916	887
Total net revenues	$7,405	$7,620	$7,450

	April 2, 2016	March 28, 2015
	(millions)
Long-lived assets(a):
The Americas(b)	$1,206	$1,106
Europe(c)	212	148
Asia(d)	165	182
Total long-lived assets	$1,583	$1,436

(a)	Net revenues and long-lived assets for certain of the Company's licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.

(b)
Includes the U.S., Canada, and Latin America. Net revenues earned in the U.S. were $4.688 billion, $4.827 billion, and $4.744 billion in Fiscal 2016, Fiscal 2015, and Fiscal 2014, respectively. Long-lived assets located in the U.S. were $1.160 billion and $1.069 billion as of April 2, 2016 and March 28, 2015, respectively.

(c)	Includes the Middle East.

(d)	Includes Australia and New Zealand.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.	Additional Financial Information
Cash Interest and Taxes
Cash paid for interest and income taxes is as follows:

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	March 29, 2014
	(millions)
Cash paid for interest	$15	$15	$20
Cash paid for income taxes	$172	$317	$302
Non-cash Transactions
Non-cash investing activities included capital expenditures incurred but not yet paid of $65 million, $62 million, and $45 million as of the end of Fiscal 2016, Fiscal 2015, and Fiscal 2014, respectively.
Additionally, during Fiscal 2016, the Company recorded capital lease assets and corresponding capital lease obligations of $49 million within its consolidated balance sheet. During Fiscal 2014, the Company recorded a capital lease asset and a corresponding capital lease obligation of $230 million within its consolidated balance sheet in connection with the lease for the Polo flagship store in New York City (see Note 16).
Non-cash investing activities in Fiscal 2015 also included the capitalization of a fixed asset, for which a $19 million non-binding advance payment was made during Fiscal 2014 and recorded within prepaid expenses and other current assets as of March 29, 2014.
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
These consolidated financial statements have been audited by Ernst & Young LLP in Fiscal 2016, Fiscal 2015, and Fiscal 2014, which is an independent registered public accounting firm. They conducted their audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and have expressed herein their unqualified opinions on those financial statements.
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
May 19, 2016

/s/ STEFAN LARSSON	/s/ ROBERT L. MADORE
Stefan Larsson	Robert L. Madore
President and Chief Executive Officer	Corporate Senior Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Ralph Lauren Corporation
We have audited the accompanying consolidated balance sheets of Ralph Lauren Corporation and subsidiaries (the "Company") as of April 2, 2016 and March 28, 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended April 2, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ralph Lauren Corporation and subsidiaries at April 2, 2016 and March 28, 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 2, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of April 2, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 19, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
May 19, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Ralph Lauren Corporation
We have audited Ralph Lauren Corporation and subsidiaries' (the "Company's") internal control over financial reporting as of April 2, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 2, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of April 2, 2016 and March 28, 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended April 2, 2016 of the Company, and our report dated May 19, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
May 19, 2016

RALPH LAUREN CORPORATION
SELECTED FINANCIAL INFORMATION
The following table sets forth selected historical financial information as of the dates and for the periods indicated.
The consolidated statement of income data for each of the three fiscal years in the period ended April 2, 2016, as well as the consolidated balance sheet data as of April 2, 2016 and March 28, 2015 have been derived from, and should be read in conjunction with, the audited financial statements, footnotes and other financial information presented elsewhere herein. The consolidated statements of income data for the fiscal years ended March 30, 2013 and March 31, 2012 and the consolidated balance sheet data at March 29, 2014, March 30, 2013, and March 31, 2012 have been derived from audited financial statements not included herein. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein. The historical results are not necessarily indicative of the results to be expected in any future period.

	Fiscal Years Ended(a)
	April 2, 2016	March 28, 2015	March 29, 2014(b)	March 30, 2013(c)	March 31, 2012
	(millions, except per share data)
Statement of Income Data:
Net revenues:
Net sales	$7,230	$7,451	$7,284	$6,763	$6,679
Licensing revenue	175	169	166	182	181
Net revenues	7,405	7,620	7,450	6,945	6,860
Gross profit	4,187	4,378	4,310	4,156	3,998
Depreciation and amortization expense	(310)	(294)	(258)	(233)	(225)
Impairment of assets	(49)	(7)	(1)	(19)	(2)
Restructuring and other charges	(143)	(10)	(18)	(12)	(12)
Operating income	582	1,035	1,130	1,127	1,039
Interest expense, net	(15)	(11)	(17)	(16)	(13)
Net income	$396	$702	$776	$750	$681
Net income per common share:
Basic	$4.65	$7.96	$8.55	$8.21	$7.35
Diluted	$4.62	$7.88	$8.43	$8.00	$7.13
Weighted average common shares outstanding:
Basic	85.2	88.2	90.7	91.3	92.7
Diluted	85.9	89.1	92.0	93.7	95.5
Dividends declared per common share	$2.00	$1.85	$1.70	$1.60	$0.80

(a)	Fiscal 2016 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks.

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

RALPH LAUREN CORPORATION
SELECTED FINANCIAL INFORMATION (Continued)

	April 2, 2016	March 28, 2015	March 29, 2014	March 30, 2013	March 31, 2012
	(millions)
Balance Sheet Data:
Cash and cash equivalents	$456	$500	$797	$974	$672
Investments	816	652	490	406	616
Working capital(a)	1,855	2,138	2,359	1,842	1,954
Total assets	6,213	6,106	6,088	5,418	5,416
Total debt (including current maturities of debt)	713	532	298	267	274
Equity	3,744	3,891	4,034	3,785	3,653

(a)
Working capital is calculated as total current assets less total current liabilities (including current maturities of debt). Working capital as of April 2, 2016 reflects the Company's adoption of ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes," which requires all deferred tax assets and liabilities, together with any related valuation allowances, to be classified as non-current on the consolidated balance sheet. Prior periods were not retrospectively adjusted (see Note 4 to the accompanying audited consolidated financial statements).

RALPH LAUREN CORPORATION
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following table sets forth the quarterly financial information of the Company:

	Quarterly Periods Ended(a)(b)
	June 27, 2015	September 26, 2015	December 26, 2015	April 2, 2016(c)
	(millions, except per share data)
Net revenues	$1,618	$1,970	$1,946	$1,871
Gross profit	966	1,113	1,094	1,014
Net income	64	160	131	41
Net income per common share(d):
Basic	$0.74	$1.87	$1.55	$0.49
Diluted	$0.73	$1.86	$1.54	$0.49
Dividends declared per common share	$0.50	$0.50	$0.50	$0.50

	Quarterly Periods Ended(a)
	June 28, 2014	September 27, 2014	December 27, 2014	March 28, 2015
	(millions, except per share data)
Net revenues	$1,708	$1,994	$2,033	$1,885
Gross profit	1,043	1,132	1,159	1,044
Net income	162	201	215	124
Net income per common share(d):
Basic	$1.82	$2.27	$2.44	$1.43
Diluted	$1.80	$2.25	$2.41	$1.41
Dividends declared per common share	$0.45	$0.45	$0.45	$0.50

(a)	The fourth quarter of Fiscal 2016 consisted of 14 weeks. All other fiscal quarters presented consisted of 13 weeks.

(b)
Net income and net income per common share for the three-month periods ended June 27, 2015, September 26, 2015, December 26, 2015, and April 2, 2016 have been affected by pretax charges of $45 million, $38 million, $77 million, and $52 million, respectively, recorded in connection with the Global Reorganization Plan, a pending customs audit, the settlement of certain litigation claims, and other non-cash impairment charges related to underperforming stores subject to potential future closure (see Notes 10 and 11 to the accompanying audited consolidated financial statements).

(c)
The inclusion of the 14th week in the fourth quarter of Fiscal 2016 resulted in incremental net revenues of approximately $72 million and net income of $8 million, or approximately $0.10 per diluted share.

(d)
Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amount because of differences in the average number of common shares outstanding during each period.

