Form 10-Q
period 2016-07-02
RALPH LAUREN CORP
filed 2016-08-11
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
At August 5, 2016, 56,377,202 shares of the registrant's Class A common stock, $.01 par value, and 25,881,276 shares of the registrant's Class B common stock, $.01 par value, were outstanding.

RALPH LAUREN CORPORATION
INDEX

		Page

PART I. FINANCIAL INFORMATION (Unaudited)
Item 1.	Financial Statements:
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Comprehensive Income (Loss)	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	50
Item 4.	Controls and Procedures	51

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 5.	Other Information	54
Item 6.	Exhibits	54
Signatures		55

EX-10.1
EX-10.4
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101	INSTANCE DOCUMENT
EX-101	SCHEMA DOCUMENT
EX-101	CALCULATION LINKBASE DOCUMENT
EX-101	LABELS LINKBASE DOCUMENT
EX-101	PRESENTATION LINKBASE DOCUMENT
EX-101	DEFINITION LINKBASE DOCUMENT

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS

	July 2, 2016	April 2, 2016
	(millions) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$457	$456
Short-term investments	619	629
Accounts receivable, net of allowances of $223 million and $254 million	338	517
Inventories	1,242	1,125
Income tax receivable	60	58
Prepaid expenses and other current assets	286	268
Total current assets	3,002	3,053
Property and equipment, net	1,565	1,583
Deferred tax assets	116	119
Goodwill	930	918
Intangible assets, net	240	244
Other non-current assets	265	296
Total assets	$6,118	$6,213
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$90	$116
Accounts payable	192	151
Income tax payable	22	33
Accrued expenses and other current liabilities	992	898
Total current liabilities	1,296	1,198
Long-term debt	602	597
Non-current liability for unrecognized tax benefits	77	81
Other non-current liabilities	577	593
Commitments and contingencies (Note 13)
Total liabilities	2,552	2,469
Equity:
Class A common stock, par value $.01 per share; 101.5 million and 101.0 million shares issued; 56.4 million and 57.0 million shares outstanding	1	1
Class B common stock, par value $.01 per share; 25.9 million shares issued and outstanding	—	—
Additional paid-in-capital	2,259	2,258
Retained earnings	5,952	6,015
Treasury stock, Class A, at cost; 45.1 million and 44.0 million shares	(4,454)	(4,349)
Accumulated other comprehensive loss	(192)	(181)
Total equity	3,566	3,744
Total liabilities and equity	$6,118	$6,213
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	July 2, 2016	June 27, 2015
	(millions, except per share data) (unaudited)
Net sales	$1,514	$1,577
Licensing revenue	38	41
Net revenues	1,552	1,618
Cost of goods sold(a)	(657)	(652)
Gross profit	895	966
Selling, general, and administrative expenses(a)	(815)	(822)
Amortization of intangible assets	(6)	(6)
Impairment of assets	(19)	(8)
Restructuring charges	(86)	(34)
Total other operating expenses, net	(926)	(870)
Operating income (loss)	(31)	96
Foreign currency gains (losses)	2	(1)
Interest expense	(3)	(4)
Interest and other income, net	1	2
Equity in losses of equity-method investees	(2)	(3)
Income (loss) before income taxes	(33)	90
Income tax benefit (provision)	11	(26)
Net income (loss)	$(22)	$64
Net income (loss) per common share:
Basic	$(0.27)	$0.74
Diluted	$(0.27)	$0.73
Weighted average common shares outstanding:
Basic	83.3	86.5
Diluted	83.3	87.5
Dividends declared per share	$0.50	$0.50
(a) Includes total depreciation expense of:	$(72)	$(68)

See accompanying notes.

4

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	July 2, 2016	June 27, 2015
	(millions) (unaudited)
Net income (loss)	$(22)	$64
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	(9)	19
Net losses on cash flow hedges	(2)	(8)
Other comprehensive income (loss), net of tax	(11)	11
Total comprehensive income (loss)	$(33)	$75

See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	July 2, 2016	June 27, 2015
	(millions) (unaudited)
Cash flows from operating activities:
Net income (loss)	$(22)	$64
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	78	74
Deferred income tax expense (benefit)	3	(18)
Equity in losses of equity-method investees	2	3
Non-cash stock-based compensation expense	18	32
Non-cash impairment of assets	19	8
Non-cash restructuring-related inventory charges	54	3
Excess tax benefits from stock-based compensation arrangements	—	(6)
Other non-cash charges, net	10	1
Changes in operating assets and liabilities:
Accounts receivable	174	265
Inventories	(168)	(229)
Prepaid expenses and other current assets	(23)	12
Accounts payable and accrued liabilities	142	114
Income tax receivables and payables	(21)	(9)
Deferred income	(2)	(3)
Other balance sheet changes, net	(21)	21
Net cash provided by operating activities	243	332
Cash flows from investing activities:
Capital expenditures	(78)	(68)
Purchases of investments	(144)	(329)
Proceeds from sales and maturities of investments	182	325
Acquisitions and ventures	(1)	(3)
Change in restricted cash deposits	—	(2)
Net cash used in investing activities	(41)	(77)
Cash flows from financing activities:
Proceeds from issuance of short-term debt	944	1,238
Repayments of short-term debt	(970)	(1,317)
Payments of capital lease obligations	(7)	(5)
Payments of dividends	(41)	(43)
Repurchases of common stock, including shares surrendered for tax withholdings	(115)	(169)
Proceeds from exercise of stock options	3	15
Excess tax benefits from stock-based compensation arrangements	—	6
Net cash used in financing activities	(186)	(275)
Effect of exchange rate changes on cash and cash equivalents	(15)	10
Net increase (decrease) in cash and cash equivalents	1	(10)
Cash and cash equivalents at beginning of period	456	500
Cash and cash equivalents at end of period	$457	$490

See accompanying notes.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data and where otherwise indicated)
(Unaudited)

1.	Description of Business
Ralph Lauren Corporation ("RLC") is a global leader in the design, marketing, and distribution of premium lifestyle products, including apparel, accessories, home furnishings, and other licensed product categories. RLC's long-standing reputation and distinctive image have been consistently developed across an expanding number of products, brands, sales channels, and international markets. RLC's brand names include Ralph Lauren, Ralph Lauren Collection, Ralph Lauren Purple Label, Polo Ralph Lauren, Double RL, Lauren Ralph Lauren, Polo Ralph Lauren Children, Denim & Supply Ralph Lauren, Chaps, and Club Monaco, among others. RLC and its subsidiaries are collectively referred to herein as the "Company," "we," "us," "our," and "ourselves," unless the context indicates otherwise.
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
Interim Financial Statements
These interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") and are unaudited. In the opinion of management, these consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position, income (loss), comprehensive income (loss), and cash flows of the Company for the interim periods presented. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") have been condensed or omitted from this report as is permitted by the SEC's rules and regulations. However, the Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading.
This report should be read in conjunction with the Company's Annual Report on Form 10-K filed with the SEC for the fiscal year ended April 2, 2016 (the "Fiscal 2016 10-K").
Basis of Consolidation
These unaudited interim consolidated financial statements present the consolidated financial position, income (loss), comprehensive income (loss), and cash flows of the Company, including all entities in which the Company has a controlling financial interest and is determined to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2017 will end on April 1, 2017 and will be a 52-week period ("Fiscal 2017"). Fiscal year 2016 ended on April 2, 2016 and was a 53-week period ("Fiscal 2016"). The first quarter of Fiscal 2017 ended on July 2, 2016 and was a 13-week period. The first quarter of Fiscal 2016 ended on June 27, 2015 and was also a 13-week period.

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
Seasonality of Business
The Company's business is typically affected by seasonal trends, with higher levels of wholesale sales in its second and fourth fiscal quarters and higher retail sales in its second and third fiscal quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school, and holiday shopping periods impacting the Retail segment. In addition, fluctuations in sales, operating income, and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, the Company's operating results and cash flows for the three-month period ended July 2, 2016 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2017.

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
Shipping and Handling Costs
The costs associated with shipping goods to customers are reflected as a component of selling, general, and administrative ("SG&A") expenses in the consolidated statements of operations. Shipping costs were $9 million during each of the three-month periods ended July 2, 2016 and June 27, 2015. The costs of preparing merchandise for sale, such as picking, packing, warehousing, and order charges ("handling costs") are also included in SG&A expenses. Handling costs were $41 million during each of the three-month periods ended July 2, 2016 and June 27, 2015. Shipping and handling costs billed to customers are included in revenue.
Net Income (Loss) per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shares by the weighted-average number of common shares outstanding during the period. Weighted-average common shares include shares of the Company's Class A and Class B common stock. Diluted net income (loss) per common share adjusts basic net income (loss) per common share for the dilutive effects of outstanding stock options, restricted stock, restricted stock units ("RSUs"), and any other potentially dilutive instruments, only in the periods in which such effects are dilutive under the treasury stock method.
The weighted-average number of common shares outstanding used to calculate basic net income (loss) per common share is reconciled to shares used to calculate diluted net income (loss) per common share as follows:

	Three Months Ended
	July 2, 2016		June 27, 2015
	(millions)
Basic shares	83.3		86.5
Dilutive effect of stock options, restricted stock, and RSUs	—	(a)	1.0
Diluted shares	83.3		87.5

(a)
Incremental shares of 1.0 million attributable to outstanding stock options, restricted stock, and RSUs were excluded from the computation of diluted shares for the three months ended July 2, 2016, as such shares would not be dilutive as a result of the net loss incurred during the period.

All earnings per share amounts have been calculated using unrounded numbers. Options to purchase shares of the Company's Class A common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding RSUs that are issuable only upon the achievement of certain service and/or performance goals. Performance-based RSUs are included in the computation of diluted shares only to the extent that the underlying performance conditions (and applicable market condition modifiers, if any) (i) have been satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of July 2, 2016 and June 27, 2015, there were 2.9 million and 2.6 million, respectively, additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based RSUs that were excluded from the diluted shares calculations. Additionally, in June 2016, the Company entered into an accelerated share repurchase program (the "ASR Program," as defined in Note 14). As of July 2, 2016, the additional shares yet to be delivered to the Company under the ASR Program would be anti-dilutive, and therefore were excluded from the diluted shares calculation.

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
A rollforward of the activity in the Company's reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented below:

	Three Months Ended
	July 2, 2016	June 27, 2015
	(millions)
Beginning reserve balance	$240	$240
Amount charged against revenue to increase reserve	132	150
Amount credited against customer accounts to decrease reserve	(165)	(181)
Foreign currency translation	—	1
Ending reserve balance	$207	$210
An allowance for doubtful accounts is determined through an analysis of accounts receivable aging, assessments of collectability based on an evaluation of historical and anticipated trends, the financial condition of the Company's customers, and an evaluation of the impact of economic conditions, among other factors. The Company's allowance for doubtful accounts was $16 million and $14 million as of July 2, 2016 and April 2, 2016, respectively. The change in the allowance for doubtful accounts was not material during either of the three-month periods ended July 2, 2016 and June 27, 2015.
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department and specialty stores around the world, and extends credit based on an evaluation of each customer's financial capacity and condition, usually without requiring collateral. In the Company's wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2016, the Company's sales to its largest wholesale customer, Macy's, Inc. ("Macy's"), accounted for approximately 11% of its total net revenues, and the Company's sales to its three largest wholesale customers (including Macy's) accounted for approximately 24% of total net revenues. As of July 2, 2016, these three key wholesale customers constituted approximately 29% of total gross accounts receivable.
Inventories
The Company holds inventory that is sold through wholesale distribution channels to major department stores and specialty retail stores. The Company also holds retail inventory that is sold in its own stores and e-commerce sites directly to consumers. Substantially all of the Company's inventories are comprised of finished goods, which are stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis. Inventory held by the Company totaled $1.242 billion, $1.125 billion, and $1.270 billion as of July 2, 2016, April 2, 2016, and June 27, 2015, respectively.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative Financial Instruments
The Company records all derivative financial instruments on its consolidated balance sheets at fair value. For derivative instruments that qualify for hedge accounting, the effective portion of changes in their fair value is either (i) offset against the changes in fair value of the related hedged assets, liabilities, or firm commitments through earnings or (ii) recognized in equity as a component of accumulated other comprehensive income (loss) ("AOCI") until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge against changes in fair value or cash flows and net investments, respectively.
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
Cash Flow Hedges
The Company enters into forward foreign currency exchange contracts to reduce its risk related to exchange rate fluctuations on inventory transactions, intercompany royalty payments made by certain of its international operations, and other foreign currency-denominated operational cash flows. To the extent forward foreign currency exchange contracts are designated as cash flow hedges and are highly effective in offsetting changes in the value of the hedged items, the related gains or losses are initially deferred in equity as a component of AOCI and are subsequently recognized in the consolidated statements of operations as follows:

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
See Note 12 for further discussion of the Company's derivative financial instruments.
Refer to Note 3 of the Fiscal 2016 10-K for a summary of all of the Company's significant accounting policies.

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
In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers — Deferral of the Effective Date," which deferred the effective date of ASU 2014-09 by one year. Accordingly, ASU 2014-09 is effective for the Company beginning in its fiscal year 2019. The FASB also issued several additional ASUs to amend and clarify certain topics within ASU 2014-09. ASU 2014-09 may be applied retrospectively to all prior periods presented or through a cumulative adjustment to the opening retained earnings balance in the year of adoption. The Company is currently in the process of evaluating the impact that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

5.	Property and Equipment
Property and equipment, net consists of the following:

	July 2, 2016	April 2, 2016
	(millions)
Land and improvements	$17	$17
Buildings and improvements	474	460
Furniture and fixtures	721	727
Machinery and equipment	371	359
Capitalized software	472	460
Leasehold improvements	1,253	1,248
Construction in progress	209	216
	3,517	3,487
Less: accumulated depreciation	(1,952)	(1,904)
Property and equipment, net	$1,565	$1,583

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Other Assets and Liabilities
Prepaid expenses and other current assets consist of the following:

	July 2, 2016	April 2, 2016
	(millions)
Other taxes receivable	$113	$112
Prepaid rent expense	41	37
Derivative financial instruments	21	16
Tenant allowances receivable	13	13
Prepaid samples	13	9
Restricted cash	12	17
Prepaid advertising and marketing	9	7
Other prepaid expenses and current assets	64	57
Total prepaid expenses and other current assets	$286	$268
Other non-current assets consist of the following:

	July 2, 2016	April 2, 2016
	(millions)
Non-current investments	$149	$187
Restricted cash	34	29
Security deposits	31	32
Derivative financial instruments	11	6
Other non-current assets	40	42
Total other non-current assets	$265	$296
Accrued expenses and other current liabilities consist of the following:

	July 2, 2016	April 2, 2016
	(millions)
Accrued inventory	$197	$176
Accrued operating expenses	182	186
Other taxes payable	156	139
Accrued payroll and benefits	149	149
Restructuring reserve	107	40
Accrued capital expenditures	55	65
Deferred income	48	50
Dividends payable	41	41
Derivative financial instruments	27	26
Capital lease obligations	22	21
Other accrued expenses and current liabilities	8	5
Total accrued expenses and other current liabilities	$992	$898

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other non-current liabilities consist of the following:

	July 2, 2016	April 2, 2016
	(millions)
Capital lease obligations	$264	$266
Deferred rent obligations	217	222
Derivative financial instruments	26	33
Deferred tax liabilities	13	17
Deferred compensation	8	8
Other non-current liabilities	49	47
Total other non-current liabilities	$577	$593

7.	Impairment of Assets
During the three months ended July 2, 2016, the Company recorded non-cash impairment charges of $19 million, primarily to write off certain fixed assets related to its domestic and international stores and shop-within-shops in connection with the Way Forward Plan (see Note 8).
During the three months ended June 27, 2015, the Company recorded non-cash impairment charges of $8 million, primarily to write off certain fixed assets related to its domestic and international stores and shop-within-shops in connection with the Global Reorganization Plan (see Note 8).

8.	Restructuring Charges
A description of significant restructuring activities and related costs is included below.
Way Forward Plan
On June 2, 2016, the Company's Board of Directors approved a restructuring plan with the objective of delivering sustainable, profitable sales growth and long-term value creation for shareholders (the "Way Forward Plan"). The Company plans to refocus on its core brands and evolve its product, marketing, and shopping experience to increase desirability and relevance. It also intends to evolve its operating model to enable sustainable, profitable sales growth by significantly reducing supply chain lead times, improving its sourcing, and executing a disciplined multi-channel distribution and expansion strategy. As part of the Way Forward Plan, the Company plans to rightsize its cost structure and implement a return on investment-driven financial model to free up resources to invest in the brand and drive high-quality sales. The Way Forward Plan includes strengthening the Company's leadership team and creating a more nimble organization by moving from an average of nine to six layers of management. The Way Forward Plan will result in a reduction in workforce and the closure of certain stores, and is expected to be substantially completed by the end of Fiscal 2017.
In connection with the Way Forward Plan, the Company currently expects to incur total estimated charges of up to $400 million, comprised of cash-related restructuring charges of approximately $300 million and non-cash charges of approximately $100 million. The Company also expects to incur an additional non-cash charge of up to $150 million associated with the reduction of inventory out of current liquidation channels in line with its Way Forward Plan. The Company's assessment of restructuring-related activities is still ongoing and incremental charges beyond this range may be incurred.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the charges recorded in connection with the Way Forward Plan during the three months ended July 2, 2016 is as follows:

Three Months Ended
July 2, 2016
(millions)
Cash-related restructuring charges:
Severance and benefit costs	$77
Lease termination and store closure costs	2
Other cash charges	2
Total cash-related restructuring charges	81
Non-cash charges:
Impairment of assets (see Note 7)	19
Inventory-related charges(a)	54
Total non-cash charges	73
Total charges	$154

(a)
Includes charges of $50 million associated with the reduction of inventory out of current liquidation channels. Inventory-related charges are recorded within cost of goods sold in the consolidated statements of operations.

A summary of the activity in the restructuring reserve related to the Way Forward Plan is as follows:

	Severance and Benefit Costs	Lease Termination and Store Closure Costs	Other Cash Charges	Total
	(millions)
Balance at April 2, 2016	$—	$—	$—	$—
Additions charged to expense	77	2	2	81
Cash payments charged against reserve	(7)	—	—	(7)
Balance at July 2, 2016	$70	$2	$2	$74
Global Reorganization Plan
On May 12, 2015, the Company's Board of Directors approved a reorganization and restructuring plan comprised of the following major actions: (i) the reorganization of the Company from its historical channel and regional structure to an integrated global brand-based operating structure, which will streamline the Company's business processes to better align its cost structure with its long-term growth strategy; (ii) a strategic store and shop-within-shop performance review conducted by region and brand; (iii) a targeted corporate functional area review; and (iv) the consolidation of certain of the Company's luxury lines (collectively, the "Global Reorganization Plan"). Actions associated with the Global Reorganization Plan resulted in a reduction in workforce and the closure of certain stores and shop-within-shops.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the charges recorded in connection with the Global Reorganization Plan during the three-month periods ended July 2, 2016 and June 27, 2015, as well as the cumulative charges recorded since its inception, is as follows:

	Three Months Ended
	July 2, 2016	June 27, 2015	Cumulative Charges
	(millions)
Cash-related restructuring charges:
Severance and benefit costs	$5	$32	$69
Lease termination and store closure costs	—	1	8
Other cash charges(a)	—	1	14
Total cash-related restructuring charges	5	34	91
Non-cash charges:
Impairment of assets (see Note 7)	—	8	27
Accelerated stock-based compensation expense(b)	—	—	9
Inventory-related charges(c)	—	3	20
Total non-cash charges	—	11	56
Total charges	$5	$45	$147

(a)	Other cash charges primarily consisted of consulting fees recorded in connection with the Global Reorganization Plan.

(b)
Accelerated stock-based compensation expense, which is recorded within restructuring charges in the consolidated statements of operations, was recorded in connection with vesting provisions associated with certain separation agreements.

(c)	Inventory-related charges are recorded within cost of goods sold in the consolidated statements of operations.
Actions associated with the Global Reorganization Plan are now complete and no additional charges are expected to be incurred in relation to this plan.
A summary of current period activity in the restructuring reserve related to the Global Reorganization Plan is as follows:

	Severance and Benefit Costs	Lease Termination and Store Closure Costs	Other Cash Charges	Total
	(millions)
Balance at April 2, 2016	$31	$6	$3	$40
Additions charged to expense	5	—	—	5
Cash payments charged against reserve	(10)	—	(2)	(12)
Balance at July 2, 2016	$26	$6	$1	$33

9.	Income Taxes
Effective Tax Rate
The Company's effective tax rate, which is calculated by dividing each fiscal period's income tax benefit (provision) by pretax income (loss), was 32.8% and 29.0% during the three-month periods ended July 2, 2016 and June 27, 2015, respectively. The effective tax rates in both periods presented were lower than the U.S. federal statutory income tax rate of 35% as a result of the proportion of earnings generated in lower taxed foreign jurisdictions versus the U.S. In addition, the effective tax rate for the three months ended July 2, 2016 was lower than the statutory income tax rate due to additional income tax reserves largely associated

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with an anticipated tax settlement, partially offset by state income tax reserve releases. The effective tax rate for the three months ended June 27, 2015 was also lower than the statutory income tax rate due to the reversal of certain tax reserves as a result of the expiration of statues of limitations, partially offset by additional tax reserves largely associated with the conclusion of a tax examination.
Uncertain Income Tax Benefits
The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. The total amount of unrecognized tax benefits, including interest and penalties, was $77 million and $81 million as of July 2, 2016 and April 2, 2016, respectively, and is included within non-current liability for unrecognized tax benefits in the consolidated balance sheets. The net reduction of $4 million in unrecognized tax benefits, including interest and penalties, primarily related to state reserve releases of $3 million, settlement payments of $2 million, and other reductions of $3 million, partially offset by an increase of $4 million relating to an income tax matter currently under consideration at appeals with the Internal Revenue Service.
The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $59 million and $60 million as of July 2, 2016 and April 2, 2016, respectively.
Future Changes in Unrecognized Tax Benefits
The total amount of unrecognized tax benefits relating to the Company's tax positions is subject to change based on future events including, but not limited to, settlements of ongoing tax audits and assessments and the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits, excluding interest and penalties, could be reduced by approximately $9 million during the next twelve months due to an anticipated settlement by the Company and the Internal Revenue Service of an income tax matter currently under consideration at appeals for its fiscal years ended April 2, 2011 and March 31, 2012 and the potential conclusion of a federal income tax audit for its fiscal years ended March 30, 2013 and March 29, 2014. However, changes in the occurrence, expected outcomes, and timing of such events could cause the Company's current estimate to change materially in the future.
The Company files a consolidated U.S. federal income tax return, as well as tax returns in various state, local, and foreign jurisdictions. The Company is generally no longer subject to examinations by the relevant tax authorities for years prior to its fiscal year ended April 1, 2006.

10.	Debt
Debt consists of the following:

	July 2, 2016	April 2, 2016
	(millions)
$300 million 2.125% Senior Notes(a)	$303	$301
$300 million 2.625% Senior Notes(b)	299	296
Commercial paper notes	90	90
Borrowings outstanding under credit facilities	—	26
Total debt	692	713
Less: short-term debt	90	116
Total long-term debt	$602	$597

(a)
During Fiscal 2016, the Company entered into an interest rate swap contract which it designated as a hedge against changes in the fair value of its fixed-rate 2.125% Senior Notes (see Note 12). Accordingly, the carrying value of the 2.125% Senior Notes as of July 2, 2016 and April 2, 2016 reflects adjustments of $4 million and $2 million, respectively, for the change in fair value attributable to the benchmark interest rate. The carrying value of the 2.125% Senior Notes is also net of unamortized debt issuance costs and discount of $1 million as of both July 2, 2016 and April 2, 2016.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b)
During Fiscal 2016, the Company entered into an interest rate swap contract which it designated as a hedge against changes in the fair value of its fixed-rate 2.625% Senior Notes (see Note 12). Accordingly, the carrying value of the 2.625% Senior Notes as of July 2, 2016 and April 2, 2016 reflects adjustments of $1 million and $2 million, respectively, for the change in fair value attributable to the benchmark interest rate. The carrying value of the 2.625% Senior Notes is also net of unamortized debt issuance costs and discount of $2 million as of both July 2, 2016 and April 2, 2016.

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
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility, as defined below. Accordingly, the Company does not expect combined borrowings outstanding under the Commercial Paper Program and Global Credit Facility to exceed $500 million. Commercial Paper Program borrowings may be used to support the Company's general working capital and corporate needs. Maturities of commercial paper notes vary, but cannot exceed 397 days from the date of issuance. Commercial paper notes issued under the Commercial Paper Program rank equally with the Company's other forms of unsecured indebtedness. As of July 2, 2016, the Company had $90 million in borrowings outstanding under its Commercial Paper Program, with a weighted-average annual interest rate of 0.44% and a weighted-average remaining term of 4 days.
Revolving Credit Facilities
Global Credit Facility
In February 2015, the Company entered into an amended and restated credit facility (which was further amended in March 2016) that provides for a $500 million senior unsecured revolving line of credit through February 11, 2020 (the "Global Credit Facility") under terms and conditions substantially similar to those previously in effect. The Global Credit Facility is also used to support the issuance of letters of credit and the maintenance of the Commercial Paper Program. Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and other currencies, including Euros, Hong Kong Dollars, and Japanese Yen. The Company has the ability to expand its borrowing availability under the Global Credit Facility to $750 million, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reductions in borrowing ability throughout the term of the Global Credit Facility. As of July 2, 2016, there were no borrowings outstanding under the Global Credit Facility and the Company was contingently liable for $8 million of outstanding letters of credit.
The Global Credit Facility contains a number of covenants that, among other things, restrict the Company's ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make certain investments. The Global Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the "leverage ratio") of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus four times consolidated rent expense for the four most recent consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, (iv) consolidated rent expense, (v) restructuring and other non-recurring expenses, and (vi) acquisition-related costs. As of July 2, 2016, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company's Global Credit Facility.
Pan-Asia Credit Facilities
Certain of the Company's subsidiaries in Asia have uncommitted credit facilities with regional branches of JPMorgan Chase (the "Banks") in China and South Korea (the "Pan-Asia Credit Facilities"). These credit facilities are subject to annual renewal and may be used to fund general working capital and corporate needs of the Company's operations in the respective countries. Borrowings under the Pan-Asia Credit Facilities are guaranteed by the parent company and are granted at the sole discretion of the Banks, subject to availability of the Banks' funds and satisfaction of certain regulatory requirements. The Pan-Asia Credit Facilities do not contain any financial covenants. The Company's Pan-Asia Credit Facilities by country are as follows:

•
China Credit Facility — provides Ralph Lauren Trading (Shanghai) Co., Ltd. with a revolving line of credit of up to 100 million Chinese Renminbi (approximately $15 million) through April 6, 2017, and may also be used to support bank guarantees. As of July 2, 2016, bank guarantees supported by this facility were not material.

•	South Korea Credit Facility — provides Ralph Lauren (Korea) Ltd. with a revolving line of credit of up to 47 billion South Korean Won (approximately $41 million) through October 31, 2016.
During the first quarter of Fiscal 2017, the Company repaid $26 million in borrowings that were previously outstanding under the Pan-Asia Credit Facilities. As of July 2, 2016, there were no borrowings outstanding under the Pan-Asia Credit Facilities.
Refer to Note 13 of the Fiscal 2016 10-K for additional disclosure of the terms and conditions of the Company's debt and credit facilities.

11.	Fair Value Measurements
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
The following table summarizes the Company's financial assets and liabilities that are measured and recorded at fair value on a recurring basis, excluding accrued interest components:

	July 2, 2016	April 2, 2016
	(millions)
Financial assets recorded at fair value:
Corporate bonds — non-U.S.(a)	$8	$8
Derivative financial instruments(b)	32	22
Total	$40	$30
Financial liabilities recorded at fair value:
Derivative financial instruments(b)	$53	$59
Total	$53	$59

(a)	Based on Level 1 measurements.

(b)	Based on Level 2 measurements.
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
The Company's debt instruments are recorded at their carrying values in its consolidated balance sheets, which may differ from their respective fair values. The fair values of the Senior Notes are estimated based on external pricing data, including available quoted market prices, and with reference to comparable debt instruments with similar interest rates, credit ratings, and trading frequency, among other factors. The fair values of the Company's commercial paper notes and borrowings outstanding under its credit facilities are estimated using external pricing data, based on interest rates and credit ratings for similar issuances with the same remaining term as the Company's outstanding borrowings. Due to their short-term nature, the fair values of the Company's commercial paper notes and borrowings outstanding under its credit facilities approximate their carrying values for the periods presented.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the carrying values and the estimated fair values of the Company's debt instruments:

	July 2, 2016			April 2, 2016
	Carrying Value		Fair Value(a)	Carrying Value		Fair Value(a)
	(millions)
$300 million 2.125% Senior Notes	$303	(b)	$306	$301	(b)	$306
$300 million 2.625% Senior Notes	299	(b)	313	296	(b)	308
Commercial paper notes	90		90	90		90
Borrowings outstanding under credit facilities	—		—	26		26

(a)	Based on Level 2 measurements.

(b)	See Note 10 for discussion of the carrying values of the Company's Senior Notes as of July 2, 2016 and April 2, 2016.
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
During the three-month periods ended July 2, 2016 and June 27, 2015, the Company recorded non-cash impairment charges to reduce the carrying values of certain long-lived store and shop-within-shop assets to their fair values. The fair values of these assets were determined based on Level 3 measurements. Inputs to these fair value measurements included estimates of the amount and timing of the stores' and shop-within-shops' net future discounted cash flows based on historical experience, current trends, and market conditions.
The following table summarizes the impairment charges recorded during the three-month periods ended July 2, 2016 and June 27, 2015:

	Three Months Ended
	July 2, 2016	June 27, 2015
	(millions)
Aggregate carrying value of long-lived assets written down to fair value	$19	$8
Impairment charges (see Note 7)	(19)	(8)
No goodwill impairment charges were recorded during either of the three-month periods ended July 2, 2016 or June 27, 2015.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Financial Instruments
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
The following table summarizes the Company's outstanding derivative instruments on a gross basis as recorded in its consolidated balance sheets as of July 2, 2016 and April 2, 2016:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	July 2, 2016	April 2, 2016	July 2, 2016		April 2, 2016		July 2, 2016		April 2, 2016
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Inventory purchases	$492	$532	(e)	$8	PP	$1	AE	$5	AE	$14
FC — Other(c)	194	210	—	—	—	—	(f)	23	AE	9
IRS — Fixed-rate debt	600	600	ONCA	5	ONCA	2	—	—	ONCL	2
CCS — NI	615	630	—	—	—	—	ONCL	18	ONCL	31
Total Designated Hedges	$1,901	$1,972		$13		$3		$46		$56
Undesignated Hedges:
FC — Other(d)	$581	$541	(g)	$19	(g)	$19	(h)	$7	AE	$3
Total Hedges	$2,482	$2,513		$32		$22		$53		$59

(a)	FC = Forward foreign currency exchange contracts; IRS = Interest rate swap contracts; CCS = Cross-currency swap contracts; NI = Net investment hedges.

(b)	PP = Prepaid expenses and other current assets; AE = Accrued expenses and other current liabilities; ONCA = Other non-current assets; ONCL = Other non-current liabilities.

(c)	Primarily includes designated hedges of foreign currency-denominated intercompany royalty payments and other operational exposures.

(d)	Primarily includes undesignated hedges of foreign currency-denominated intercompany loans and other intercompany balances.

(e)	$6 million included within prepaid expenses and other current assets and $2 million included within other non-current assets.

(f)	$17 million included within accrued expenses and other current liabilities and $6 million included within other non-current liabilities.

(g)	$15 million included within prepaid expenses and other current assets and $4 million included within other non-current assets as of both periods presented.

(h)	$5 million included within accrued expenses and other current liabilities and $2 million included within other non-current liabilities.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheets on a gross basis, even though they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its derivative instruments on a net basis in accordance with the terms of each of its master netting arrangements, spread across eight separate counterparties, the amounts presented in the consolidated balance sheets as of July 2, 2016 and April 2, 2016 would be adjusted from the current gross presentation as detailed in the following table:

	July 2, 2016			April 2, 2016
Derivative Instrument	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount
	(millions)
Derivative assets	$32	$(27)	$5	$22	$(11)	$11
Derivative liabilities	$53	$(27)	$26	$59	$(11)	$48
The Company's master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties. Refer to Note 3 for further discussion of the Company's master netting arrangements.
The following tables summarize the pretax impact of the effective portion of gains and losses from the Company's designated derivative instruments on its consolidated financial statements for the three-month periods ended July 2, 2016 and June 27, 2015:

	Gains (Losses) Recognized in OCI
	Three Months Ended
Derivative Instrument	July 2, 2016	June 27, 2015
	(millions)
Designated Cash Flow Hedges:
FC — Inventory purchases	$11	$(2)
FC — Other	(16)	1
	$(5)	$(1)
Designated Hedges of Net Investments:
CCS(a)	$13	$(12)
Total Designated Hedges	$8	$(13)

	Gains (Losses) Reclassified from AOCI to Earnings		Location of Gains (Losses) Reclassified from AOCI to Earnings
	Three Months Ended
Derivative Instrument	July 2, 2016	June 27, 2015
	(millions)
Designated Cash Flow Hedges:
FC — Inventory purchases	$3	$7	Cost of goods sold
FC — Other	(5)	—	Foreign currency gains (losses)
	$(2)	$7

(a)	Amounts recognized in OCI would be recognized in earnings only upon the sale or liquidation of the hedged net investment.
As of July 2, 2016, it is expected that $13 million of net losses deferred in AOCI related to derivative instruments will be recognized in earnings over the next twelve months. No material gains or losses relating to ineffective cash flow hedges were recognized during any of the fiscal periods presented.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the pretax impact of gains and losses from the Company's undesignated derivative instruments on its consolidated financial statements for the three-month periods ended July 2, 2016 and June 27, 2015:

	Gains (Losses) Recognized in Earnings		Location of Gains (Losses) Recognized in Earnings
	Three Months Ended
Derivative Instrument	July 2, 2016	June 27, 2015
	(millions)
Undesignated Hedges:
FC — Other	$(8)	$4	Foreign currency gains (losses)
Total Undesignated Hedges	$(8)	$4
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
Interest Rate Swap Contracts
During Fiscal 2016, the Company entered into two pay-floating rate, receive-fixed rate interest rate swap contracts which it designated as hedges against changes in the respective fair values of its fixed-rate 2.125% Senior Notes and its fixed-rate 2.625% Senior Notes attributed to changes in the benchmark interest rate (the "Interest Rate Swaps"). The Interest Rate Swaps, which mature on September 26, 2018 and August 18, 2020, respectively, both have notional amounts of $300 million and swap the fixed interest rates on the Company's 2.125% Senior Notes and 2.625% Senior Notes for variable interest rates based on the 3-month London Interbank Offered Rate ("LIBOR") plus a fixed spread. Changes in the fair values of the Interest Rate Swaps were offset by changes in the fair values of the 2.125% Senior Notes and 2.625% Senior Notes attributed to changes in the benchmark interest rate, with no resulting ineffectiveness recognized in earnings during any of the fiscal periods presented.
Cross-Currency Swap Contracts
During Fiscal 2016, the Company entered into two pay-floating rate, receive-floating rate cross-currency swap contracts, with notional amounts of €280 million and €274 million, which it designated as hedges of its net investment in certain of its European subsidiaries (the "Cross-Currency Swaps"). The Cross-Currency Swaps, which mature on September 26, 2018 and August 18, 2020, respectively, swap the U.S. Dollar-denominated variable interest rate payments based on 3-month LIBOR plus a fixed spread (as paid under the Interest Rate Swaps described above) for Euro-denominated variable interest rate payments based on the 3-month Euro Interbank Offered Rate plus a fixed spread. As a result, the Cross-Currency Swaps, in conjunction with the Interest Rate Swaps, economically convert the Company's $300 million fixed-rate 2.125% and $300 million fixed-rate 2.625% obligations to €280 million and €274 million floating-rate Euro-denominated liabilities, respectively. No material gains or losses related to the ineffective portion, or the amount excluded from effectiveness testing, were recognized in interest expense within the consolidated statements of operations during any of the fiscal periods presented.
See Note 3 for further discussion of the Company's accounting policies relating to its derivative financial instruments.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments
As of July 2, 2016, the Company's short-term investments consisted of $611 million of time deposits and $8 million of non-U.S. corporate bonds, and its non-current investments consisted of $149 million of time deposits. As of April 2, 2016, the Company's short-term investments consisted of $621 million of time deposits and $8 million of non-U.S. corporate bonds, and its non-current investments consisted of $187 million of time deposits. The Company's non-current investments as of both July 2, 2016 and April 2, 2016 have maturities of one to two years.
No significant realized or unrealized gains or losses on available-for-sale investments or other-than-temporary impairment charges were recorded during any of the fiscal periods presented.
Refer to Note 3 of the Fiscal 2016 10-K for further discussion of the Company's accounting policies relating to its investments.

13.	Commitments and Contingencies
Customs Audit
In September 2014, one of the Company's international subsidiaries received a pre-assessment notice from the relevant customs officials concerning the method used to determine the dutiable value of imported inventory. The notice communicated the customs officials' assertion that the Company should have applied an alternative duty method, which could result in up to $46 million in incremental duty and non-creditable value-added tax, including $11 million in interest and penalties. The Company believes that the alternative duty method claimed by the customs officials is not applicable to the Company's facts and circumstances and is vigorously contesting their asserted methodology.
In October 2014, the Company filed an appeal of the pre-assessment notice in accordance with the standard procedures established by the relevant customs authorities. In response to the filing of the Company's appeal of the pre-assessment notice, the review committee instructed the customs officials to reconsider their assertion of the alternative duty method and conduct a re-audit to evaluate the facts and circumstances noted in the pre-assessment notice. In December 2015, the Company received the results of the re-audit conducted and a customs audit assessment notice in the amount of $34 million, which the Company recorded within restructuring and other charges in its consolidated statements of operations during the third quarter of Fiscal 2016. Although the Company disagrees with the assessment notice, in order to secure the Company's rights, the Company was required to pay the assessment amount and then subsequently file an appeal with the customs authorities. The Company continues to maintain its original filing position and will vigorously contest any other proposed methodology asserted by the customs officials. Should the Company be successful in its merits, a full refund for the amounts paid plus interest will be required to be paid by the customs authorities. If the Company is unsuccessful in its current appeal with the customs authorities, it may further appeal this decision within the courts. At this time, while the Company believes that the customs officials' claims are not meritorious and that the Company should prevail, the outcome of the appeals process is subject to risk and uncertainty.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Equity
Summary of Changes in Equity
A reconciliation of the beginning and ending amounts of equity is presented below:

	Three Months Ended
	July 2, 2016		June 27, 2015
	(millions)
Balance at beginning of period	$3,744		$3,891
Comprehensive income (loss)	(33)		75
Dividends declared	(41)		(43)
Repurchases of common stock, including shares surrendered for tax withholdings	(115)	(a)	(169)
Stock-based compensation	18		32
Shares issued and tax benefits (shortfalls) recognized pursuant to stock-based compensation arrangements	(7)		21
Balance at end of period	$3,566		$3,807

(a)
Includes $10 million of Class A common stock yet to be delivered to the Company under its ASR Program (as defined below), which was recorded as a reduction to additional paid-in capital in the Company's consolidated balance sheet as of July 2, 2016.

Common Stock Repurchase Program
In June 2016, as part of its common stock repurchase program, the Company entered into an accelerated share repurchase program with a third-party financial institution under which it made an upfront payment of $100 million in exchange for an initial delivery of 0.9 million shares of its Class A common stock, representing 90% of the total shares ultimately expected to be delivered over the program's term (the "ASR Program"). The initial shares received, which had an aggregate cost of $90 million based on the June 20, 2016 closing share price, were immediately retired and recorded as an increase to treasury stock. As of July 2, 2016, $10 million, representing the difference between the upfront $100 million payment and the $90 million cost of the initial share delivery, was recorded as a reduction to additional paid-in capital in the Company's consolidated balance sheet.
At the ASR Program's conclusion, the financial institution may be required to deliver additional shares of Class A common stock to the Company, or, under certain circumstances, the Company may be required to, at its election, deliver shares of its Class A common stock or make a cash payment to the financial institution. Final settlement of the ASR Program is expected to occur during the second quarter of Fiscal 2017, with the number of shares to be delivered, or the amount of any cash payment to be made, determined based on the volume-weighted average price per share of the Company's Class A common stock over the term of the ASR Program, less an agreed-upon discount.
A summary of the Company's repurchases of Class A common stock under its common stock repurchase program, including the ASR Program, is as follows:

	Three Months Ended
	July 2, 2016		June 27, 2015
	(millions)
Cost of shares repurchased	$90	(a)	$150
Number of shares repurchased	0.9		1.1

(a)	Excludes $10 million of Class A common stock yet to be delivered to the Company under its ASR Program.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of July 2, 2016, the remaining availability under the Company's Class A common stock repurchase program was $200 million, reflecting the May 11, 2016 approval by the Company's Board of Directors to expand the program by up to an additional $200 million of Class A common stock repurchases, partially offset by the $100 million payment made under the ASR Program. Repurchases of shares of Class A common stock are subject to overall business and market conditions.
In addition, during each of the three-month periods ended July 2, 2016 and June 27, 2015, 0.2 million shares of Class A common stock, at a cost of $15 million and $19 million, respectively, were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company's 1997 Long-Term Stock Incentive Plan, as amended (the "1997 Incentive Plan"), and its Amended and Restated 2010 Long-Term Stock Incentive Plan (the "2010 Incentive Plan").
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.
Dividends
Since 2003, the Company has maintained a regular quarterly cash dividend program on its common stock. The first quarter Fiscal 2017 dividend of $0.50 per share was declared on June 21, 2016, was payable to stockholders of record at the close of business on July 1, 2016, and was paid on July 15, 2016. Dividends paid amounted to $41 million and $43 million during the three-month periods ended July 2, 2016 and June 27, 2015, respectively.

15.	Accumulated Other Comprehensive Income (Loss)
The following table presents the components of other comprehensive income (loss), net of tax, accumulated in equity:

	Foreign Currency Translation Gains (Losses)(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges(b)	Net Unrealized Losses on Defined Benefit Plans(c)	Total Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at March 28, 2015	$(193)	$43	$(15)	$(165)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	19	(1)	—	18
Amounts reclassified from AOCI to earnings	—	(7)	—	(7)
Other comprehensive income (loss), net of tax	19	(8)	—	11
Balance at June 27, 2015	$(174)	$35	$(15)	$(154)

Balance at April 2, 2016	$(157)	$(12)	$(12)	$(181)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(9)	(3)	—	(12)
Amounts reclassified from AOCI to earnings	—	1	—	1
Other comprehensive loss, net of tax	(9)	(2)	—	(11)
Balance at July 2, 2016	$(166)	$(14)	$(12)	$(192)

(a)
OCI before reclassifications to earnings related to foreign currency translation gains (losses) includes an income tax provision of $4 million for the three months ended July 2, 2016, and includes an income tax benefit of $4 million for the three-month period ended June 27, 2015. OCI before reclassifications to earnings for the three-month periods ended July 2, 2016 and June 27, 2015 include a gain of $8 million (net of a $5 million income tax provision) and a loss of $7 million (net of a $5 million income tax benefit), respectively, related to the effective portion of changes in the fair values of the Cross-Currency Swaps designated as hedges of the Company's net investment in certain of its European subsidiaries (see Note 12).

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b)
OCI before reclassifications to earnings related to net unrealized gains (losses) on cash flow hedges is net of an income tax benefit of $2 million for the three months ended July 2, 2016. The tax effect on OCI before reclassifications to earnings for the three months ended June 27, 2015 was immaterial. The tax effects on amounts reclassified from AOCI to earnings are presented in a table below.

(c)	Activity is presented net of taxes, which were immaterial for both periods presented.
The following table presents reclassifications from AOCI to earnings for cash flow hedges, by component:

	Three Months Ended		Location of Gains (Losses) Reclassified from AOCI to Earnings
	July 2, 2016	June 27, 2015
	(millions)
Gains (losses) on cash flow hedges(a):
FC — Inventory purchases	$3	$7	Cost of goods sold
FC — Other	(5)	—	Foreign currency gains (losses)
Tax effect	1	—	Provision for income taxes
Net of tax	$(1)	$7

(a)	FC = Forward foreign currency exchange contracts.

16.	Stock-based Compensation
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
Refer to Note 19 of the Fiscal 2016 10-K for a detailed description of the Company's stock-based compensation awards, including information related to vesting terms, service and performance conditions, and payout percentages.
Impact on Results
A summary of total stock-based compensation expense recorded within SG&A expenses and the related income tax benefits recognized during the three-month periods ended July 2, 2016 and June 27, 2015 is as follows:

	Three Months Ended
	July 2, 2016	June 27, 2015
	(millions)
Compensation expense	$18	$32
Income tax benefit	$(6)	$(12)
The Company issues its annual grants of stock-based compensation awards in the first half of each fiscal year. Due to the timing of the annual grants and other factors, including the composition of the retirement-eligible employee population, stock-based compensation expense recognized during the three-month period ended July 2, 2016 is not indicative of the level of compensation expense expected to be incurred for the full Fiscal 2017.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
A summary of stock option activity under all plans during the three months ended July 2, 2016 is as follows:

Number of Options
(thousands)
Options outstanding at April 2, 2016	2,418
Granted	—
Exercised	(55)
Cancelled/Forfeited	(100)
Options outstanding at July 2, 2016	2,263
Restricted Stock Awards and Service-based RSUs
The fair values of restricted stock awards granted to non-employee directors are determined based on the fair value of the Company's Class A common stock on the date of grant. The weighted-average grant date fair value of restricted stock awards granted, which entitle holders to receive cash dividends in connection with the payments of dividends on the Company's Class A common stock, was $131.40 per share during the three months ended June 27, 2015. No such awards were granted during the three months ended July 2, 2016.
The fair values of service-based RSUs granted to certain of the Company's senior executives, as well as to certain of its other employees, are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards not entitled to accrue dividend equivalents while outstanding. The weighted-average grant date fair values of service-based RSU awards granted were $82.54 and $128.92 per share during the three-month periods ended July 2, 2016 and June 27, 2015, respectively.
A summary of restricted stock and service-based RSU activity during the three months ended July 2, 2016 is as follows:

	Number of Shares
	Restricted Stock	Service-based RSUs
	(thousands)
Nonvested at April 2, 2016	14	490
Granted	—	584
Vested	—	(138)
Forfeited	—	(50)
Nonvested at July 2, 2016	14	886
Performance-based RSUs
The fair values of the Company's performance-based RSUs that are not subject to a market condition in the form of a total shareholder return ("TSR") modifier are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for those securities that are not entitled to dividend equivalents. The weighted-average grant date fair values of performance-based RSUs that do not contain a TSR modifier granted during the three-month periods ended July 2, 2016 and June 27, 2015 were $85.59 and $128.97 per share, respectively.
The fair values of the Company's performance-based RSUs with a TSR modifier are determined on the date of grant using a Monte Carlo simulation valuation model. This pricing model uses multiple simulations to evaluate the probability of the Company achieving various stock price levels to determine its expected TSR performance ranking. No such awards were granted during the three-month periods ended July 2, 2016 and June 27, 2015.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of performance-based RSU activity during the three months ended July 2, 2016 is as follows:

	Number of Shares
	Performance-based RSUs — without TSR Modifier	Performance-based RSUs — with TSR Modifier
	(thousands)
Nonvested at April 2, 2016	691	142
Granted	389	—
Change due to performance/market condition achievement	(14)	(25)
Vested	(216)	(49)
Forfeited	(60)	(5)
Nonvested at July 2, 2016	790	63

17.	Segment Information
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
The accounting policies of the Company's segments are consistent with those described in Notes 2 and 3 of the Fiscal 2016 10-K. Sales and transfers between segments are generally recorded at cost and treated as transfers of inventory. All intercompany revenues, including such sales between segments, are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment's performance is evaluated based upon operating income before restructuring charges and certain other one-time items, such as legal charges, if any. Certain corporate overhead expenses related to global functions, most notably the Company's executive office, information technology, finance and accounting, human resources, and legal departments, largely remain at corporate as unallocated expenses. Additionally, other costs that cannot be allocated to the segments based on specific usage are also maintained at corporate, including corporate advertising and marketing expenses, depreciation and amortization of corporate assets, and other general and administrative expenses resulting from corporate-level activities and projects.
Net revenues and operating income (loss) for each of the Company's reportable segments are as follows:

	Three Months Ended
	July 2, 2016	June 27, 2015
	(millions)
Net revenues:
Wholesale	$607	$642
Retail	907	935
Licensing	38	41
Total net revenues	$1,552	$1,618

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	July 2, 2016	June 27, 2015
	(millions)
Operating income (loss):
Wholesale(a)	$133	$137
Retail(b)	63	110
Licensing	34	36
	230	283
Unallocated corporate expenses	(175)	(153)
Unallocated restructuring charges(c)	(86)	(34)
Total operating income (loss)	$(31)	$96

(a)
During the three-month period ended July 2, 2016, the Company recorded non-cash inventory-related charges and asset impairment charges of $10 million and $1 million, respectively, in connection with the Way Forward Plan. During the three-month period ended June 27, 2015, the Company recorded non-cash asset impairment charges of $3 million in connection with the Global Reorganization Plan. See Notes 7 and 8 for additional information.

(b)
During the three-month period ended July 2, 2016, the Company recorded non-cash inventory-related charges and asset impairment charges of $44 million and $18 million, respectively, in connection with the Way Forward Plan. During the three-month period ended June 27, 2015, the Company recorded non-cash inventory-related charges and asset impairment charges of $3 million and $5 million, respectively, in connection with the Global Reorganization Plan. See Notes 7 and 8 for additional information.

(c)	The three-month periods ended July 2, 2016 and June 27, 2015 included certain unallocated restructuring charges (see Note 8), which are detailed below:

	Three Months Ended
	July 2, 2016	June 27, 2015
	(millions)
Unallocated restructuring charges:
Wholesale-related	$(15)	$(8)
Retail-related	(15)	(11)
Licensing-related	(2)	(1)
Corporate operations-related	(54)	(14)
Total unallocated restructuring charges	$(86)	$(34)
Depreciation and amortization expense for the Company's segments is as follows:

	Three Months Ended
	July 2, 2016	June 27, 2015
	(millions)
Depreciation and amortization:
Wholesale	$17	$15
Retail	37	39
Unallocated corporate	24	20
Total depreciation and amortization	$78	$74

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net revenues by geographic location of the reporting subsidiary are as follows:

	Three Months Ended
	July 2, 2016	June 27, 2015
	(millions)
Net revenues(a):
The Americas(b)	$961	$1,079
Europe(c)	380	333
Asia(d)	211	206
Total net revenues	$1,552	$1,618

(a)	Net revenues for certain of the Company's licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.

(b)	Includes the U.S., Canada, and Latin America. Net revenues earned in the U.S. during the three-month periods ended July 2, 2016 and June 27, 2015 were $910 million and $1.029 billion, respectively.

(c)	Includes the Middle East.

(d)	Includes Australia and New Zealand.

18.	Additional Financial Information
Cash Interest and Taxes
Cash paid for interest and income taxes is as follows:

	Three Months Ended
	July 2, 2016	June 27, 2015
	(millions)
Cash paid for interest	$4	$2
Cash paid for income taxes	$17	$43
Non-cash Transactions
Non-cash investing activities included capital expenditures incurred but not yet paid of $55 million and $52 million for the three-month periods ended July 2, 2016 and June 27, 2015, respectively. Additionally, during the three months ended July 2, 2016, the Company recorded capital lease assets and corresponding capital lease obligations of $4 million within its consolidated balance sheet.
There were no other significant non-cash investing or financing activities for any of the fiscal periods presented.

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

•
our ability to successfully implement our long-term growth strategy, which entails evolving our operating model to enable sustainable, profitable sales growth by significantly reducing supply chain lead times, employing best-in-class sourcing, and capitalizing on our repositioning initiatives in certain brands, regions, and merchandise categories;

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

•
the impact to our business resulting from the United Kingdom's referendum vote to exit the European Union and the uncertainty surrounding the terms and conditions of such a withdrawal, as well as the related impact to global stock markets and currency exchange rates;

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
These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is included in our Annual Report on Form 10-K for the fiscal year ended April 2, 2016 (the "Fiscal 2016 10-K"). There are no material changes to such risk factors other than as set forth in Part II, Item 1A — "Risk Factors" of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
In this Form 10-Q, references to "Ralph Lauren," "ourselves," "we," "our," "us," and the "Company" refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2017 will end on April 1, 2017 and will be a 52-week period ("Fiscal 2017"). Fiscal year 2016 ended on April 2, 2016 and was a 53-week period ("Fiscal 2016"). The first quarter of Fiscal 2017 ended on July 2, 2016 and was a 13-week period. The first quarter of Fiscal 2016 ended on June 27, 2015 and was also a 13-week period.
INTRODUCTION
Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:

•
Overview.    This section provides a general description of our business, current trends and outlook, and a summary of our financial performance for the three-month period ended July 2, 2016. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three-month period ended July 2, 2016 as compared to the three-month period ended June 27, 2015.

•
Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of July 2, 2016, which includes (i) an analysis of our financial condition as compared to the prior fiscal year-end; (ii) an analysis of changes in our cash flows for the three-month period ended July 2, 2016 as compared to the three-month period ended June 27, 2015; (iii) an analysis of our liquidity, including the availability under our commercial paper borrowing program and credit facilities, common stock repurchases, payments of dividends, and our outstanding debt and covenant compliance; and (iv) a description of material changes in our contractual and other obligations since April 2, 2016, if any.

•	Market risk management. This section discusses any significant changes in our risk exposures related to foreign currency exchange rates, interest rates, and our investments since April 2, 2016.

•
Critical accounting policies.    This section discusses any significant changes in our critical accounting policies since April 2, 2016. Critical accounting policies typically require significant judgment and estimation on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 3 of the Fiscal 2016 10-K.

•
Recently issued accounting standards.    This section discusses the potential impact on our reported results of operations and financial condition of certain accounting standards that have been recently issued or proposed.

OVERVIEW
Our Business
Our Company is a global leader in the design, marketing, and distribution of premium lifestyle products, including apparel, accessories, home furnishings, and other licensed product categories. Our long-standing reputation and distinctive image have been consistently developed across an expanding number of products, brands, sales channels, and international markets. Our brand names include Ralph Lauren, Ralph Lauren Collection, Ralph Lauren Purple Label, Polo Ralph Lauren, Double RL, Lauren Ralph Lauren, Polo Ralph Lauren Children, Denim & Supply Ralph Lauren, Chaps, and Club Monaco, among others.
We classify our businesses into three segments: Wholesale, Retail, and Licensing. Our Wholesale business, which represented approximately 45% of our Fiscal 2016 net revenues, consists of sales made principally to major department stores and specialty stores around the world. Our Retail business, which represented approximately 53% of our Fiscal 2016 net revenues, consists of sales made directly to consumers through our integrated retail channel, which includes our retail stores, concession-based shop-within-shops, and our e-commerce operations around the world. Our Licensing business, which represented approximately 2% of our Fiscal 2016 net revenues, consists of royalty-based arrangements under which we license to unrelated third parties for specified periods the right to operate retail stores and/or to use our various trademarks in connection with the manufacture and sale of designated products, such as certain apparel, eyewear, fragrances, and home furnishings. Approximately 37% of our Fiscal 2016 net revenues were earned outside of the U.S. See Note 17 to the accompanying consolidated financial statements for a summary of net revenues and operating income by reportable segment, as well as net revenues by geographic location.
Our business is typically affected by seasonal trends, with higher levels of wholesale sales in our second and fourth fiscal quarters and higher retail sales in our second and third fiscal quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school, and holiday shopping periods impacting our Retail segment. In addition, fluctuations in net sales, operating income, and cash flows in any fiscal quarter may be affected by other events impacting retail sales, such as changes in weather patterns. Accordingly, our operating results and cash flows for the three-month period ended July 2, 2016 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2017.
Current Trends and Outlook
The global economy continues to be in a heightened state of uncertainty, as productivity growth in both advanced and emerging countries remains low. Certain worldwide events, including political unrest, acts of terrorism, disease epidemics, monetary policy changes, and currency and commodity price volatility, as well as the United Kingdom's recent referendum vote to exit the European Union, commonly referred to as "Brexit," continue to impact consumer confidence and the global economy as a whole, as well as the world's stock markets. While certain geographic regions are withstanding these pressures better than others, the level of consumer travel and spending on discretionary items remains constrained in certain markets, with trends likely to continue at least throughout 2016. Additionally, consumers are increasingly spending more of their discretionary income on "experiences," such as dining and entertainment, over consumer goods. Consequently, consumer retail traffic remains relatively weak and inconsistent, which has led to increased competition and a desire to offset traffic declines with increased levels of conversion. Certain of our operations have experienced, and have been impacted by, these dynamics, with variations across the geographic regions and businesses in which we operate.

Additionally, given the lack of comparable precedent, the full extent of Brexit’s impact on the global economy and our business is unclear at this time. However, Brexit has already caused significant volatility and uncertainty in global stock markets and currency exchange rates, which could continue as the United Kingdom negotiates its potential exit from the European Union. A withdrawal could, among other outcomes, significantly disrupt the free movement of goods, services, and people between the United Kingdom and the European Union, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe.
If the current economic conditions and challenging industry trends continue or worsen, the constrained level of worldwide consumer spending and modified consumption behavior may continue to have a negative effect on our sales, inventory levels, and operating margin for the remainder of Fiscal 2017. Furthermore, our results have been, and are expected to continue to be, impacted by foreign exchange rate fluctuations. We have initiated various operating strategies to mitigate these challenges, and remain optimistic about our future growth prospects. Accordingly, we continue to invest in our longer-term growth initiatives, including our restructuring activities, as described within "Recent Developments" below, while continually monitoring macroeconomic risks and remaining focused on disciplined expense management. Although we continue to expect that the dilutive effects of investments that we are making in our business will create operating margin pressure in the near-term, we expect that these initiatives will create longer-term shareholder value. We will continue to monitor these risks and evaluate and adjust our operating strategies and foreign currency and cost management opportunities to mitigate the related impact on our results of operations, while remaining focused on the long-term growth of our business and protecting the value of our brand.
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A — "Risk Factors" in our Fiscal 2016 10-K, as well as Part II, Item 1A — "Risk Factors" of this Form 10-Q.
Summary of Financial Performance
Operating Results
During the three months ended July 2, 2016, we reported net revenues of $1.552 billion, a net loss of $22 million, and net loss per diluted share of $0.27, as compared to net revenues of $1.618 billion, net income of $64 million, and net income per diluted share of $0.73 during the three months ended June 27, 2015. The comparability of our operating results has been affected by charges incurred in connection with our restructuring plans, as discussed further below.
Our operating performance for the three months ended July 2, 2016 reflected a decline in net revenues of 4.1% on a reported basis and 4.2% on a constant currency basis, as defined within "Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition" below. The decline in reported net revenues for the three months ended July 2, 2016 reflected lower net revenues from our domestic wholesale and retail businesses, partially offset by higher net revenues from our European wholesale business. Our gross profit percentage declined by 210 basis points to 57.6% during the three months ended July 2, 2016, primarily driven by higher non-cash inventory-related charges recorded in connection with our restructuring plans during the first quarter of Fiscal 2017 as compared to the comparable prior year period, partially offset by increased profitability driven by favorable geographic mix, lower levels of promotional activity within certain geographic regions, and lower sourcing costs. Selling, general, and administrative ("SG&A") expenses as a percentage of net revenues increased by 180 basis points to 52.5% during the three months ended July 2, 2016, primarily due to operating deleverage on lower net revenues and increased investments in our stores, facilities, and infrastructure consistent with our longer-term initiatives.
Net income declined by $86 million during the three months ended July 2, 2016 as compared to the three months ended June 27, 2015, primarily due to a $127 million decrease in operating income, partially offset by a $37 million decline in our provision for income taxes. Net income per diluted share declined by $1.00 per share during the three months ended July 2, 2016 as compared to the three months ended June 27, 2015, primarily due to lower net income, partially offset by lower weighted-average diluted shares outstanding.
Our operating results during the three-month periods ended July 2, 2016 and June 27, 2015 were negatively impacted by charges of $159 million and $45 million, respectively, recorded in connection with our restructuring plans, which had an after-tax effect of reducing net income by $112 million, or approximately $1.33 per diluted share, and $31 million, or approximately $0.36 per diluted share, respectively.

Financial Condition and Liquidity
We ended the first quarter of Fiscal 2017 in a net cash and investments position (cash and cash equivalents plus short-term and non-current investments, less total debt) of $533 million, as compared to $559 million as of the end of Fiscal 2016. The decline in our net cash and investments position at July 2, 2016 as compared to April 2, 2016 was primarily due to our use of cash to support Class A common stock repurchases of $115 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to invest in our business through $78 million in capital expenditures, and to make cash dividend payments of $41 million, as well as the unfavorable effect of exchange rate changes on cash and cash equivalents of $15 million, partially offset by our operating cash flows of $243 million.
We generated $243 million of cash from operations during the three months ended July 2, 2016, compared to $332 million during the three months ended June 27, 2015. The decrease in our operating cash flows primarily related to a net unfavorable change related to our operating assets and liabilities, including our working capital, partially offset by an increase in net income before non-cash charges during the three months ended July 2, 2016 as compared to the prior fiscal year period.
Our equity declined to $3.566 billion as of July 2, 2016 compared to $3.744 billion as of April 2, 2016, primarily attributable to our share repurchase activity, dividends declared, and comprehensive loss, partially offset by the net impact of stock-based compensation arrangements during the three months ended July 2, 2016.
Recent Developments
Way Forward Plan
On June 2, 2016, our Board of Directors approved a restructuring plan with the objective of delivering sustainable, profitable sales growth and long-term value creation for shareholders (the "Way Forward Plan"). We plan to refocus on our core brands and evolve our product, marketing, and shopping experience to increase desirability and relevance. We also intend to evolve our operating model to enable sustainable, profitable sales growth by significantly reducing supply chain lead times, improving our sourcing, and executing a disciplined multi-channel distribution and expansion strategy. As part of the Way Forward Plan, we plan to rightsize our cost structure and implement a return on investment-driven financial model to free up resources to invest in the brand and drive high-quality sales. The Way Forward Plan includes strengthening our leadership team and creating a more nimble organization by moving from an average of nine to six layers of management.
The Way Forward Plan will result in a reduction in workforce and the closure of certain stores. When substantially completed by the end of Fiscal 2017, we expect to achieve approximately $180 million to $220 million of annualized expense savings associated with the Way Forward Plan.
In connection with the Way Forward Plan, we currently expect to incur total estimated charges of up to $400 million, comprised of cash-related restructuring charges of approximately $300 million and non-cash charges of approximately $100 million. We also expect to incur an additional non-cash charge of up to $150 million associated with the reduction of inventory out of current liquidation channels in line with our Way Forward Plan. Our assessment of restructuring-related activities is still ongoing and incremental charges beyond this range may be incurred. See Notes 7 and 8 to our accompanying consolidated financial statements for detailed discussions of the charges recorded in connection with the Way Forward Plan.
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

Since its inception, we have recorded total cumulative charges of $147 million in connection with the Global Reorganization Plan. Actions associated with the Global Reorganization Plan are now complete and no additional charges are expected to be incurred in relation to this plan. See Notes 7 and 8 to our accompanying consolidated financial statements for detailed discussions of the charges recorded in connection with the Global Reorganization Plan.
Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition
The comparability of our operating results for the three-month periods ended July 2, 2016 and June 27, 2015 has been affected by certain events, including:

•	Charges incurred in connection with our restructuring plans, as summarized below (references to "Notes" are to the notes to the accompanying consolidated financial statements):

	Three Months Ended
	July 2, 2016	June 27, 2015
	(millions)
Impairment of assets (see Note 7)	$(19)	$(8)
Restructuring charges (see Note 8)	(86)	(34)
Inventory-related charges (see Note 8)(a)	(54)	(3)
Total charges	$(159)	$(45)

(a) Inventory-related charges are recorded within cost of goods sold in the consolidated statements of operations.
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

RESULTS OF OPERATIONS
Three Months Ended July 2, 2016 Compared to Three Months Ended June 27, 2015
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	July 2, 2016	June 27, 2015	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$1,552	$1,618	$(66)	(4.1%)
Cost of goods sold(a)	(657)	(652)	(5)	0.8%
Gross profit	895	966	(71)	(7.4%)
Gross profit as % of net revenues	57.6%	59.7%		(210 bps)
Selling, general, and administrative expenses(a)	(815)	(822)	7	(0.8%)
SG&A expenses as % of net revenues	52.5%	50.7%		180 bps
Amortization of intangible assets	(6)	(6)	—	3.6%
Impairment of assets	(19)	(8)	(11)	132.6%
Restructuring charges	(86)	(34)	(52)	149.9%
Operating income (loss)	(31)	96	(127)	(132.4%)
Operating income (loss) as % of net revenues	(2.0%)	6.0%		(800 bps)
Foreign currency gains (losses)	2	(1)	3	NM
Interest expense	(3)	(4)	1	(5.3%)
Interest and other income, net	1	2	(1)	(40.5%)
Equity in losses of equity-method investees	(2)	(3)	1	(36.4%)
Income (loss) before income taxes	(33)	90	(123)	(136.8%)
Income tax benefit (provision)	11	(26)	37	(141.6%)
Effective tax rate(b)	32.8%	29.0%		380 bps
Net income (loss)	$(22)	$64	$(86)	(134.9%)
Net income (loss) per common share:
Basic	$(0.27)	$0.74	$(1.01)	(136.5%)
Diluted	$(0.27)	$0.73	$(1.00)	(137.0%)

(a)	Includes total depreciation expense of $72 million and $68 million for the three-month periods ended July 2, 2016 and June 27, 2015, respectively.

(b)	Effective tax rate is calculated by dividing the income tax benefit (provision) by income (loss) before income taxes.
NM Not meaningful.
Net Revenues.    Net revenues decreased by $66 million, or 4.1%, to $1.552 billion for the three months ended July 2, 2016 from $1.618 billion for the three months ended June 27, 2015. On a constant currency basis, net revenues decreased by $68 million, or 4.2%.

Net revenues for our three business segments, as well as a discussion of the changes in each segment's net revenues from the comparable prior year period, are provided below:

	Three Months Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	July 2, 2016	June 27, 2015	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
Wholesale	$607	$642	$(35)	$(2)	$(33)	(5.4%)	(5.1%)
Retail	907	935	(28)	4	(32)	(3.0%)	(3.4%)
Licensing	38	41	(3)	—	(3)	(8.3%)	(8.5%)
Total net revenues	$1,552	$1,618	$(66)	$2	$(68)	(4.1%)	(4.2%)
Wholesale net revenues — Net revenues decreased $35 million, or 5.4%, during the three months ended July 2, 2016 as compared to the three months ended June 27, 2015, including net unfavorable foreign currency effects of $2 million, primarily related to the weakening of the Euro and the Canadian Dollar against the U.S. Dollar. On a constant currency basis, net revenues decreased by $33 million, or 5.1%.
The $35 million net decline in Wholesale net revenues was driven by a $77 million, or 15.0%, net decrease related to our business in the Americas, reflecting lower sales across all of our major apparel and accessories businesses, particularly our womenswear business, due in part to a decline in traffic, which contributed to a more competitive retail environment. This decline was partially offset by a $41 million, or 33.8%, net increase related to our European business, reflecting increased sales across all of our major apparel and accessories businesses largely due to the timing of shipments.
Retail net revenues — Net revenues decreased $28 million, or 3.0%, during the three months ended July 2, 2016 as compared to the three months ended June 27, 2015, including net favorable foreign currency effects of $4 million, primarily related to the strengthening of the Japanese Yen, partially offset by the weakening of the Korean Won and the Canadian Dollar, all against the U.S. Dollar. On a constant currency basis, net revenues decreased by $32 million, or 3.4%.
The $28 million net decline in Retail net revenues was driven by:

•
a $46 million net decline in consolidated comparable store sales, including net favorable foreign currency effects of $5 million. Our total comparable store sales decreased by $51 million on a constant currency basis, primarily driven by lower sales from certain of our domestic retail stores. The following table summarizes our comparable store sales percentages on both a reported and constant currency basis.

	As Reported	Constant Currency
E-commerce comparable store sales	(6%)	(7%)
Comparable store sales excluding e-commerce	(6%)	(7%)
Total comparable store sales	(6%)	(7%)
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

This decline was partially offset by:

•
an $18 million, or 11%, net increase in non-comparable store sales, including net unfavorable foreign currency effects of $1 million. On a constant currency basis, non-comparable store sales increased by $19 million, or 12%, primarily driven by new global store openings within the past twelve months, which more than offset the impact of store closings.

Our global average store count increased by 66 stores and concession shops during the three months ended July 2, 2016 compared with the three months ended June 27, 2015, due to new global store openings, primarily in Asia and Europe, partially offset by store closures.The following table details our retail store presence as of the periods presented:

	July 2, 2016	June 27, 2015
Stores:
Freestanding stores	485	467
Concession shops	598	558
Total stores	1,083	1,025
In addition to our stores, our Retail segment sells products online through our various e-commerce sites, which include www.RalphLauren.com and www.ClubMonaco.com, among others.
Licensing revenues — Net revenues decreased $3 million, or 8.3%, during the three months ended July 2, 2016 as compared to the three months ended June 27, 2015. On a constant currency basis, net revenues decreased by 8.5%.
Gross Profit.    Gross profit decreased by $71 million, or 7.4%, to $895 million for the three months ended July 2, 2016 from $966 million for the three months ended June 27, 2015. Gross profit during the three-month periods ended July 2, 2016 and June 27, 2015 reflected non-cash inventory-related charges of $54 million and $3 million, respectively, recorded in connection with our restructuring plans. Gross profit as a percentage of net revenues declined by 210 basis points to 57.6% for the three months ended July 2, 2016 from 59.7% for the three months ended June 27, 2015. This decline was primarily driven by higher non-cash inventory-related charges recorded in connection with our restructuring plans during the three months ended July 2, 2016 as compared to the comparable prior year period and unfavorable foreign currency effects, partially offset by increased profitability driven by favorable geographic mix, lower levels of promotional activity within certain geographic regions, and lower sourcing costs.
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
Selling, General, and Administrative Expenses.    SG&A expenses primarily include compensation and benefits, advertising and marketing, distribution, bad debt, information technology, facilities, legal, and other costs associated with finance and administration. SG&A expenses decreased by $7 million, or 0.8%, to $815 million for the three months ended July 2, 2016 from $822 million for the three months ended June 27, 2015. This decrease included a net unfavorable foreign currency effect of $4 million, primarily related to the strengthening of the Japanese Yen, partially offset by the weakening of the Korean Won, both against the U.S. Dollar. SG&A expenses as a percentage of net revenues increased to 52.5% for the three months ended July 2, 2016 from 50.7% in the three months ended June 27, 2015. The 180 basis point increase was primarily due to operating deleverage on lower net revenues, as previously discussed, and an increase in operating expenses in support of the continued investment in, and expansion of, our retail businesses (which typically carry higher operating expense margins) through new store and concession shop openings (as previously discussed); increased investments in our facilities and infrastructure; and investments in new business initiatives. These increases were partially offset by our operational discipline and savings associated with our restructuring activities.

The $7 million net decline in SG&A expenses was driven by:

Three Months Ended July 2, 2016 Compared to Three Months Ended June 27, 2015
(millions)
SG&A expense category:
Marketing and advertising expenses	$(9)
Consulting fees	(4)
Depreciation expense	4
Other	2
Total change in SG&A expenses	$(7)
During the remainder of Fiscal 2017, we continue to expect a certain amount of operating expense deleverage due to lower net revenues and the continued investment in our long-term strategic growth initiatives, including retail store expansion, department store renovations, and continued investment in our infrastructure, partially offset by anticipated cost savings related to our restructuring activities (see "Recent Developments").
Amortization of Intangible Assets.    Amortization of intangible assets remained flat at $6 million during the three-month periods ended July 2, 2016 and June 27, 2015.
Impairment of Assets. During the three months ended July 2, 2016, we recorded non-cash impairment charges of $19 million, primarily to write off certain fixed assets related to our domestic and international stores and shop-within-shops in connection with the Way Forward Plan. During the three months ended June 27, 2015, we recorded non-cash impairment charges of $8 million, primarily to write off certain fixed assets related to our domestic and international stores and shop-within-shops in connection with the Global Reorganization Plan. See Note 7 to the accompanying consolidated financial statements.
Restructuring Charges. During the three months ended July 2, 2016, we recorded restructuring charges of $86 million in connection with the Way Forward Plan and Global Reorganization Plan, consisting of severance and benefit costs, lease termination and store closure costs, and other cash charges. During the three months ended June 27, 2015, we recorded restructuring charges of $34 million in connection with the Global Reorganization Plan, consisting of severance and benefit costs, lease termination and store closure costs, and other cash charges. See Note 8 to the accompanying consolidated financial statements.
Operating Income (Loss).    We reported an operating loss of $31 million for the three months ended July 2, 2016, as compared to operating income of $96 million for the three months ended June 27, 2015. Our operating results during the three-month periods ended July 2, 2016 and June 27, 2015 were negatively impacted by charges of $159 million and $45 million, respectively, recorded in connection with our restructuring plans. The $127 million decline in operating income also included a net unfavorable foreign currency effect of $7 million, primarily related to the weakening of the Euro and the Canadian Dollar, partially offset by the strengthening of the Japanese Yen, all against the U.S. Dollar. Operating loss as a percentage of net revenues was 2.0% for the three months ended July 2, 2016, reflecting an 800 basis point decline from the comparable prior year period. This decline was primarily driven by the decrease in our gross profit margin and the increase in restructuring charges and impairment of assets, as well as the increase in SG&A expenses as a percentage of net revenues, all as previously discussed.

Operating income (loss) and margin for each of our three reportable segments are provided below:

	Three Months Ended
	July 2, 2016		June 27, 2015
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
Wholesale	$133	21.9%	$137	21.3%	$(4)	60 bps
Retail	63	6.9%	110	11.8%	(47)	(490 bps)
Licensing	34	89.6%	36	88.6%	(2)	100 bps
	230		283		(53)
Unallocated corporate expenses	(175)		(153)		(22)
Unallocated restructuring charges	(86)		(34)		(52)
Total operating income (loss)	$(31)	(2.0%)	$96	6.0%	$(127)	(800 bps)
Wholesale operating margin increased by 60 basis points, primarily due to the favorable impact of 210 basis points related to increased profitability in our core wholesale business, largely driven by lower sourcing costs and improved performance of our international operations due in part to favorable product mix, and a decrease in SG&A expenses as a percentage of net revenues, partially offset by the impact of a more competitive domestic retail environment. This increase in operating margin was partially offset by the unfavorable impact of 130 basis points related to higher non-cash charges recorded in connection with our restructuring plans during the three months ended July 2, 2016 as compared to the comparable prior year period, as well as unfavorable foreign currency effects of 20 basis points.
Retail operating margin declined by 490 basis points, primarily due to the unfavorable impact of 610 basis points related to higher non-cash charges recorded in connection with our restructuring plans during the three months ended July 2, 2016 as compared to the comparable prior year period, as well as unfavorable foreign currency effects of 60 basis points. This decline in operating margin was partially offset by the favorable impact of 180 basis points related to increased profitability in our core retail business, largely driven by lower sourcing costs and improved performance of our international operations due in part to lower levels of promotional activity, partially offset by the impact of a more competitive domestic retail environment and an increase in SG&A expenses as a percentage of net revenues.
Licensing operating margin improved by 100 basis points due to a decrease in SG&A expenses as a percentage of net revenues.
Unallocated corporate expenses increased by $22 million to $175 million during the three months ended July 2, 2016 from $153 million during the three months ended June 27, 2015. The increase in unallocated corporate expenses was primarily due to higher compensation-related costs of $14 million, higher depreciation and amortization expense of $4 million, and higher other operating expenses of $7 million. These increases were partially offset by a decline in consulting fees of $3 million.
Unallocated restructuring charges increased by $52 million to $86 million during the three months ended July 2, 2016 from $34 million during the three months ended June 27, 2015, as previously discussed above and in Note 8 to the accompanying consolidated financial statements.
Non-operating Expense, net. Non-operating expense, net is comprised of net foreign currency gains (losses), interest expense, interest and other income, net, and equity in losses from our equity-method investees. Non-operating expense, net decreased by $4 million to $2 million for the three months ended July 2, 2016 from $6 million for the three months ended June 27, 2015. The decline in non-operating expense, net was largely driven by higher net foreign currency gains, largely related to the net favorable revaluation and settlement of foreign currency-denominated intercompany receivables and payables, inclusive of the impact of forward foreign currency exchange contracts, as compared to the prior fiscal year period (foreign currency gains (losses) do not result from the translation of the operating results of our foreign subsidiaries to U.S. Dollars).

Income Tax Benefit (Provision).    The income tax benefit (provision) represents federal, foreign, state and local income taxes. We reported an income tax benefit of $11 million for the three months ended July 2, 2016, as compared to an income tax provision of $26 million for the three months ended June 27, 2015. The $37 million decline in the income tax provision was due to the decrease in pretax income and an increase in our reported effective tax rate of 380 basis points, to 32.8% for the three months ended July 2, 2016 from 29.0% for the three months ended June 27, 2015. The higher effective tax rate for the three months ended July 2, 2016 was primarily due to the absence of income tax benefits resulting from the expiration of statutes of limitations during the three months ended June 27, 2015, partially offset by additional income tax reserves largely associated with an anticipated tax settlement. The effective tax rate differs from the statutory tax rate due to the effect of state and local taxes, tax rates in foreign jurisdictions, and certain nondeductible expenses. Our effective tax rate will change from period to period based on various factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.
Net Income (Loss).    We reported a net loss of $22 million for the three months ended July 2, 2016, as compared to net income of $64 million for the three months ended June 27, 2015. The $86 million decline in net income was primarily due to the decrease in operating income, partially offset by the reduction in our provision for income taxes, as previously discussed. Our operating results during the three-month periods ended July 2, 2016 and June 27, 2015 were negatively impacted by charges of $159 million and $45 million, respectively, recorded in connection with our restructuring plans, which had an after-tax effect of reducing net income by $112 million and $31 million, respectively.
Net Income (Loss) per Diluted Share.    We reported a net loss per diluted share of $0.27 for the three months ended July 2, 2016, as compared to net income per diluted share of $0.73 for the three months ended June 27, 2015. The $1.00 per share decline was due to lower net income, as previously discussed, partially offset by lower weighted-average diluted shares outstanding during the three months ended July 2, 2016 driven by our share repurchases over the last twelve months. Net income (loss) per diluted share for the three-month periods ended July 2, 2016 and June 27, 2015 was negatively impacted by approximately $1.33 per share and $0.36 per share, respectively, as a result of charges recorded in connection with our restructuring plans, as previously discussed.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of July 2, 2016 and April 2, 2016:

	July 2, 2016	April 2, 2016	$ Change
	(millions)
Cash and cash equivalents	$457	$456	$1
Short-term investments	619	629	(10)
Non-current investments(a)	149	187	(38)
Short-term debt	(90)	(116)	26
Long-term debt(b)	(602)	(597)	(5)
Net cash and investments(c)	$533	$559	$(26)
Equity	$3,566	$3,744	$(178)

(a)	Recorded within other non-current assets in our consolidated balance sheets.

(b)	See Note 10 to the accompanying consolidated financial statements for discussion of the carrying value of our long-term debt as of July 2, 2016 and April 2, 2016.

(c)	"Net cash and investments" is defined as cash and cash equivalents, plus short-term and non-current investments, less total debt.

The decline in our net cash and investments position at July 2, 2016 as compared to April 2, 2016 was primarily due to our use of cash to support Class A common stock repurchases of $115 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to invest in our business through $78 million in capital expenditures, and to make cash dividend payments of $41 million, as well as the unfavorable effect of exchange rate changes on cash and cash equivalents of $15 million, partially offset by our operating cash flows of $243 million.
The decline in equity was attributable to our share repurchase activity, dividends declared, and comprehensive loss, partially offset by the net impact of stock-based compensation arrangements during the three months ended July 2, 2016.
Cash Flows
The following table details our cash flows for the three-month periods ended July 2, 2016 and June 27, 2015:

	Three Months Ended
	July 2, 2016	June 27, 2015	$ Change
	(millions)
Net cash provided by operating activities	$243	$332	$(89)
Net cash used in investing activities	(41)	(77)	36
Net cash used in financing activities	(186)	(275)	89
Effect of exchange rate changes on cash and cash equivalents	(15)	10	(25)
Net increase (decrease) in cash and cash equivalents	$1	$(10)	$11
Net Cash Provided by Operating Activities.    Net cash provided by operating activities decreased to $243 million during the three months ended July 2, 2016, as compared to $332 million during the three months ended June 27, 2015. The $89 million net decrease in cash provided by operating activities was primarily due to a net unfavorable change related to our operating assets and liabilities, including our working capital, partially offset by an increase in net income before non-cash charges. The net decrease related to our working capital was primarily driven by unfavorable changes in our (i) accounts receivable, largely driven by the year-over-year decline in net revenues and the timing of cash collections, and (ii) prepaid expenses and other current assets, primarily related to the timing of payments. These decreases to our working capital were partially offset by (i) a decline in our inventory levels, largely driven by our inventory management initiatives, lower sourcing costs, and the timing of inventory receipts, and (ii) a favorable change in our accounts payable and accrued liabilities, primarily related to the timing of payments.
Net Cash Used in Investing Activities.    Net cash used in investing activities was $41 million during the three months ended July 2, 2016, as compared to $77 million during the three months ended June 27, 2015. The $36 million net decrease in cash used in investing activities was primarily driven by a $42 million increase in proceeds from sales and maturities of investments, less cash used to purchase investments. During the three months ended July 2, 2016, we made net investment sales of $38 million, as compared to net investment purchases of $4 million during the three months ended June 27, 2015.
The above decrease in cash used in investing activities was partially offset by a $10 million increase in capital expenditures. During the three months ended July 2, 2016, we spent $78 million on capital expenditures, as compared to $68 million during the three months ended June 27, 2015. Our capital expenditures during the three months ended July 2, 2016 primarily related to our global retail store expansion, department store renovations, enhancements to our global information technology systems, and further development of our infrastructure.
Net Cash Used in Financing Activities.    Net cash used in financing activities was $186 million during the three months ended July 2, 2016, as compared to $275 million during the three months ended June 27, 2015. The $89 million net decrease in cash used in financing activities was primarily driven by:

•
a $53 million decrease in cash used to repay debt, less proceeds from debt issuances. During the three months ended July 2, 2016, we issued $944 million of commercial paper notes, which was offset by an equal amount of commercial paper repayments. Additionally, we repaid $26 million of borrowings previously outstanding under our credit facilities. On a comparative basis, during the three months ended June 27, 2015, we made net repayments of $79 million related to our commercial paper note issuances and repayments; and

46

•
a $54 million decrease in cash used to repurchase shares of our Class A common stock. During the three months ended July 2, 2016, we used $100 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $15 million in shares of Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our long-term stock incentive plans. On a comparative basis, during the three months ended June 27, 2015, we used $150 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $19 million in shares of Class A common stock were surrendered or withheld for taxes.

Sources of Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, our available cash and cash equivalents and short-term investments, availability under our credit facilities, our issuances of commercial paper notes, and other available financing options.
During the three months ended July 2, 2016, we generated $243 million of net cash flows from our operations. As of July 2, 2016, we had $1.076 billion in cash, cash equivalents, and short-term investments, of which $1.040 billion were held by our subsidiaries domiciled outside the U.S. We are not dependent on foreign cash to fund our domestic operations and do not expect to repatriate these balances to meet our domestic cash needs. However, if our plans change and we choose to repatriate any funds to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.
The following table presents our total availability, borrowings outstanding, and remaining availability under our credit facilities and Commercial Paper Program as of July 2, 2016:

	July 2, 2016
Description(a)	Total Availability	Borrowings Outstanding		Remaining Availability
	(millions)
Global Credit Facility and Commercial Paper Program(b)	$500	$98	(c)	$402
Pan-Asia Credit Facilities	56	—		56

(a)	As defined in Note 10 to the accompanying consolidated financial statements.

(b)
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility. Accordingly, we do not expect combined borrowings outstanding under the Commercial Paper Program and the Global Credit Facility to exceed $500 million.

(c)
Comprised of $90 million of borrowings outstanding under the Commercial Paper Program, which are classified as short-term debt within the consolidated balance sheet, and $8 million of outstanding letters of credit for which we were contingently liable under the Global Credit Facility as of July 2, 2016.

We believe that our Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of July 2, 2016, there were nine financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 20%. Borrowings under the Pan-Asia Credit Facilities are guaranteed by the parent company and are granted at the sole discretion of the participating regional branches of JPMorgan Chase (the "Banks"), subject to availability of the Banks' funds and satisfaction of certain regulatory requirements. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Global Credit Facility and the Pan-Asia Credit Facilities in the event of our election to draw funds in the foreseeable future.
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

See Note 10 to the accompanying consolidated financial statements and Note 13 of the Fiscal 2016 10-K for detailed disclosure of the terms and conditions of our credit facilities.
Common Stock Repurchase Program
As of July 2, 2016, the remaining availability under our Class A common stock repurchase program was $200 million, reflecting the May 11, 2016 approval by our Board of Directors to expand the program by up to an additional $200 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions.
See Note 14 to the accompanying consolidated financial statements for additional information relating to our common stock repurchase program, including discussion of the accelerated share repurchase program that we entered into in June 2016.
Dividends
Since 2003, we have maintained, and intend to continue to maintain, a regular quarterly cash dividend program on our common stock. However, any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on our results of operations, cash requirements, financial condition, and other factors that the Board of Directors may deem relevant.
See Note 14 to the accompanying consolidated financial statements for additional information relating to our quarterly cash dividend program.
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
The Global Credit Facility contains a number of covenants, as described in Note 10 to the accompanying consolidated financial statements. As of July 2, 2016, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility. The Pan-Asia Credit Facilities do not contain any financial covenants.
See Note 10 to the accompanying consolidated financial statements and Note 13 of the Fiscal 2016 10-K for additional information relating to our debt and covenant compliance.
Contractual and Other Obligations
There have been no material changes to our contractual and other obligations as disclosed in our Fiscal 2016 10-K, other than those which occur in the ordinary course of business. Refer to the "Financial Condition and Liquidity — Contractual and Other Obligations" section of the MD&A in our Fiscal 2016 10-K for detailed disclosure of our contractual and other obligations as of April 2, 2016.

MARKET RISK MANAGEMENT
As discussed in Note 15 of the Fiscal 2016 10-K and Note 12 to the accompanying consolidated financial statements, we are exposed to a variety of risks, including changes in foreign currency exchange rates relating to foreign currency-denominated balances, certain anticipated cash flows from our international operations, and possible declines in the value of reported net assets of our foreign operations, as well as changes in the fair value of our fixed-rate debt relating to changes in interest rates. Consequently, at times, in the normal course of business, we employ established policies and procedures, including the use of derivative financial instruments, to manage such risks. We do not enter into derivative transactions for speculative or trading purposes.
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts will fail to meet their contractual obligations. To mitigate this counterparty credit risk, we have a policy of only entering into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. Our established policies and procedures for mitigating credit risk from derivative transactions include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties, when possible, to mitigate credit risk associated with our derivative instruments. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of July 2, 2016. However, we do have in aggregate $7 million of derivative instruments in net asset positions with three creditworthy financial institutions.
Foreign Currency Risk Management
We manage our exposure to changes in foreign currency exchange rates through the use of forward foreign currency exchange contracts. See Note 12 to the accompanying consolidated financial statements for a summary of the notional amounts and fair values of our forward foreign currency exchange contracts outstanding as of July 2, 2016.
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
See Note 3 to the accompanying consolidated financial statements for further discussion of our foreign currency exposures, and the types of derivative instruments used to hedge those exposures.

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
Investment Risk Management
As of July 2, 2016, we had cash and cash equivalents on-hand of $457 million, consisting of deposits in interest bearing accounts and investments in money market funds and time deposits with original maturities of 90 days or less. Our other significant investments included $619 million of short-term investments, consisting of time deposits and corporate bonds with original maturities greater than 90 days; $46 million of restricted cash placed in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters; and $149 million of investments with maturities greater than one year, consisting of time deposits.
We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed further below. Our investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in our investment policy. See Note 12 to the accompanying consolidated financial statements for further detail of the composition of our investment portfolio as of July 2, 2016.
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
CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are described in Note 3 of the Fiscal 2016 10-K. Our estimates are often based on complex judgments, assessments of probability, and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same set of facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the "Critical Accounting Policies" section of the MD&A in our Fiscal 2016 10-K.
There have been no significant changes in the application of our critical accounting policies since April 2, 2016.
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 4 to the accompanying consolidated financial statements for a description of certain recently issued or proposed accounting standards which may impact our consolidated financial statements in future reporting periods.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
For a discussion of the Company's exposure to market risk, see "Market Risk Management" presented in Part I, Item 2 — MD&A of this Form 10-Q and incorporated herein by reference.

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
The Company carried out an evaluation based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level as of July 2, 2016. Except as discussed below, there has been no change in the Company's internal control over financial reporting during the fiscal quarter ended July 2, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Global Operating and Financial Reporting System Implementation
We are in the process of implementing a global operating and financial reporting information technology system, SAP, as part of a multi-year plan to integrate and upgrade our systems and processes. The implementation of this global system is scheduled to continue in phases over the next several years. We substantially completed the migration of our North America operations to SAP during the Company's fiscal year ended March 28, 2015, and we are currently in the process of executing the migration of our European operations to SAP, which is expected to be completed during Fiscal 2018.
As the phased implementation of this system occurs, we are experiencing certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect SAP to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve. For a discussion of risks related to the implementation of new systems, see Item 1A — "Risk Factors — Risks and uncertainties associated with the implementation of information systems may negatively impact our business" in the Fiscal 2016 10-K.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Reference is made to the information disclosed under Item 3 — "Legal Proceedings" in the Fiscal 2016 10-K.

Item 1A.	Risk Factors.
Reference is made to the information disclosed under Part I, Item 1A — "Risk Factors" in the Fiscal 2016 10-K, which contains a detailed discussion of certain risk factors that could materially adversely affect the Company's business, operating results, and/or financial condition. The following information amends, updates, and should be read in conjunction with the risk factors and information disclosed in the Fiscal 2016 10-K.
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
We cannot predict whether quotas, duties, taxes, or other similar restrictions will be imposed by the U.S., the European Union, Asia, or other countries upon the import or export of our products in the future, or what effect any of these actions would have, if any, on our business, results of operations, and financial condition. Changes in regulatory, geopolitical, social, economic, or monetary policies and other factors, including those which may result from the United Kingdom's recent referendum vote to exit the European Union as discussed below or the outcome of the 2016 U.S. presidential election, if any, may have a material adverse effect on our business in the future, or may require us to exit a particular market or significantly modify our current business practices.
In June 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the European Union, commonly referred to as "Brexit." If passed into law, negotiations will commence to determine the United Kingdom's future relationship with the European Union, including terms of trade. Such negotiations will likely be complex and protracted, and there can be no assurance regarding the terms or timing of any such arrangements. A withdrawal could significantly disrupt the free movement of goods, services, and people between the United Kingdom and the European Union, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. The United Kingdom's vote to exit the European Union could also result in similar referendums or votes in other European countries in which we do business. The uncertainty surrounding the terms of the United Kingdom's withdrawal and its consequences could adversely impact consumer and investor confidence, and the level of consumer purchases of discretionary items and luxury retail products, including our products. Any of these effects, among others, could materially adversely affect our business, results of operations, and financial condition.
Brexit has also caused significant volatility and uncertainty in global stock markets and currency exchange rates. Such volatility could continue as the United Kingdom negotiates its potential exit from the European Union. For a discussion of risks related to currency exchange fluctuations, see Item 1A — "Risk Factors — Our business is exposed to domestic and foreign currency fluctuations" in the Fiscal 2016 10-K.

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
No shares of the Company's Class B common stock were converted into Class A common stock during the fiscal quarter ended July 2, 2016.

(b)	Not Applicable

(c)	Stock Repurchases
The following table sets forth the repurchases of shares of the Company's Class A common stock during the fiscal quarter ended July 2, 2016:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(a)
					(millions)
April 3, 2016 to April 30, 2016	1,738	(b)	$95.21	—	$100
May 1, 2016 to May 28, 2016	79,960	(b)	86.56	—	300
May 29, 2016 to July 2, 2016	1,018,248	(c)	96.09	935,551	200
	1,099,946			935,551

(a)
On May 11, 2016, the Company's Board of Directors approved an expansion of the program that allows it to repurchase up to an additional $200 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions.

(b)	Represents shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.

(c)	Includes 82,697 shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.

Item 5.	Other Information.
Amendments to the Employment Agreement of Stefan Larsson
On August 9, 2016, the Company entered into an amendment to the employment agreement, dated as of September 25, 2015, between the Company and Stefan Larsson (the "Larsson Amendment"). Pursuant to the Larsson Amendment, the Company will pay for temporary housing in New York City for Mr. Larsson through June 1, 2017, provided that beginning on October 1, 2016, this benefit shall be capped at $35,000 per month.
The foregoing description of the Larsson Amendment is qualified in its entirety by the Larsson Amendment, which is attached hereto as Exhibit 10.1.

Item 6.	Exhibits.

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1/A (File No. 333-24733) filed June 10, 1997).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Form 8-K filed August 16, 2011).
3.3	Third Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Form 8-K filed February 5, 2014).
10.1*	Amendment No. 1 to the Employment Agreement, effective as of August 9, 2016, between the Company and Stefan Larsson †
10.2	Employment Agreement, dated June 8, 2016, between the Company and Jane Nielsen (filed as Exhibit 10.1 to the Form 8-K filed June 10, 2016) †
10.3	Employment Separation Agreement and Release, dated June 30, 2016, between the Company and Robert L. Madore (filed as Exhibit 10.1 to the Form 8-K filed July 1, 2016) †
10.4*	Amended and Restated 2010 Long-Term Incentive Plan, amended as of August 11, 2016 †
12.1*	Computation of Ratio of Earnings to Fixed Charges.
31.1*	Certification Chief Executive Officer pursuant to 17 CFR 240.13a-14(a).
31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a).
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at July 2, 2016 and April 2, 2016, (ii) the Consolidated Statements of Operations for the three-month periods ended July 2, 2016 and June 27, 2015, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three-month periods ended July 2, 2016 and June 27, 2015, (iv) the Consolidated Statements of Cash Flows for the three-month periods ended July 2, 2016 and June 27, 2015, and (v) the Notes to the Consolidated Financial Statements.

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

Date: August 11, 2016

