Form 10-Q
period 2016-10-01
RALPH LAUREN CORP
filed 2016-11-10
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
At November 4, 2016, 56,314,883 shares of the registrant's Class A common stock, $.01 par value, and 25,881,276 shares of the registrant's Class B common stock, $.01 par value, were outstanding.

RALPH LAUREN CORPORATION
INDEX

		Page

PART I. FINANCIAL INFORMATION (Unaudited)
Item 1.	Financial Statements:
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Comprehensive Income	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	60
Item 4.	Controls and Procedures	60

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	61
Item 1A.	Risk Factors	61
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62
Item 5.	Other Information	62
Item 6.	Exhibits	63
Signatures		64

EX-10.1
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101	INSTANCE DOCUMENT
EX-101	SCHEMA DOCUMENT
EX-101	CALCULATION LINKBASE DOCUMENT
EX-101	LABELS LINKBASE DOCUMENT
EX-101	PRESENTATION LINKBASE DOCUMENT
EX-101	DEFINITION LINKBASE DOCUMENT

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS

	October 1, 2016	April 2, 2016
	(millions) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$434	$456
Short-term investments	531	629
Accounts receivable, net of allowances of $245 million and $254 million	490	517
Inventories	1,173	1,125
Income tax receivable	59	58
Prepaid expenses and other current assets	289	268
Total current assets	2,976	3,053
Property and equipment, net	1,564	1,583
Deferred tax assets	118	119
Goodwill	936	918
Intangible assets, net	235	244
Other non-current assets	238	296
Total assets	$6,067	$6,213
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$95	$116
Accounts payable	159	151
Income tax payable	20	33
Accrued expenses and other current liabilities	943	898
Total current liabilities	1,217	1,198
Long-term debt	597	597
Non-current liability for unrecognized tax benefits	74	81
Other non-current liabilities	581	593
Commitments and contingencies (Note 13)
Total liabilities	2,469	2,469
Equity:
Class A common stock, par value $.01 per share; 101.5 million and 101.0 million shares issued; 56.3 million and 57.0 million shares outstanding	1	1
Class B common stock, par value $.01 per share; 25.9 million shares issued and outstanding	—	—
Additional paid-in-capital	2,284	2,258
Retained earnings	5,956	6,015
Treasury stock, Class A, at cost; 45.2 million and 44.0 million shares	(4,463)	(4,349)
Accumulated other comprehensive loss	(180)	(181)
Total equity	3,598	3,744
Total liabilities and equity	$6,067	$6,213
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
	(millions, except per share data) (unaudited)
Net sales	$1,773	$1,923	$3,287	$3,500
Licensing revenue	48	47	86	88
Net revenues	1,821	1,970	3,373	3,588
Cost of goods sold(a)	(867)	(857)	(1,524)	(1,509)
Gross profit	954	1,113	1,849	2,079
Selling, general, and administrative expenses(a)	(803)	(839)	(1,618)	(1,661)
Amortization of intangible assets	(6)	(6)	(12)	(12)
Impairment of assets	(27)	(7)	(46)	(15)
Restructuring and other charges	(42)	(31)	(128)	(65)
Total other operating expenses, net	(878)	(883)	(1,804)	(1,753)
Operating income	76	230	45	326
Foreign currency gains (losses)	1	(5)	3	(6)
Interest expense	(4)	(4)	(7)	(8)
Interest and other income, net	2	1	3	3
Equity in losses of equity-method investees	(2)	(3)	(4)	(6)
Income before income taxes	73	219	40	309
Provision for income taxes	(28)	(59)	(17)	(85)
Net income	$45	$160	$23	$224
Net income per common share:
Basic	$0.55	$1.87	$0.28	$2.60
Diluted	$0.55	$1.86	$0.28	$2.58
Weighted average common shares outstanding:
Basic	82.7	85.6	83.0	86.1
Diluted	83.2	86.0	83.7	86.8
Dividends declared per share	$0.50	$0.50	$1.00	$1.00
(a) Includes total depreciation expense of:	$(70)	$(71)	$(142)	$(139)

See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
	(millions) (unaudited)
Net income	$45	$160	$23	$224
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	11	(6)	2	13
Net losses on cash flow hedges	—	(8)	(2)	(16)
Net gains on defined benefit plans	1	1	1	1
Other comprehensive income (loss), net of tax	12	(13)	1	(2)
Total comprehensive income	$57	$147	$24	$222

See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	October 1, 2016	September 26, 2015
	(millions) (unaudited)
Cash flows from operating activities:
Net income	$23	$224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	154	151
Deferred income tax benefit	(9)	(38)
Equity in losses of equity-method investees	4	6
Non-cash stock-based compensation expense	32	54
Non-cash impairment of assets	46	15
Non-cash restructuring-related inventory charges	135	3
Excess tax benefits from stock-based compensation arrangements	—	(7)
Other non-cash charges	10	4
Changes in operating assets and liabilities:
Accounts receivable	22	59
Inventories	(173)	(342)
Prepaid expenses and other current assets	(27)	24
Accounts payable and accrued liabilities	60	207
Income tax receivables and payables	(22)	(30)
Deferred income	(12)	(10)
Other balance sheet changes	(11)	46
Net cash provided by operating activities	232	366
Cash flows from investing activities:
Capital expenditures	(165)	(202)
Purchases of investments	(392)	(607)
Proceeds from sales and maturities of investments	547	515
Acquisitions and ventures	(3)	(12)
Change in restricted cash deposits	—	(5)
Net cash used in investing activities	(13)	(311)
Cash flows from financing activities:
Proceeds from issuance of short-term debt	2,945	2,568
Repayments of short-term debt	(2,966)	(2,672)
Proceeds from issuance of long-term debt	—	299
Payments of capital lease obligations	(13)	(12)
Payments of dividends	(82)	(86)
Repurchases of common stock, including shares surrendered for tax withholdings	(115)	(299)
Proceeds from exercise of stock options	4	21
Excess tax benefits from stock-based compensation arrangements	—	7
Other financing activities	—	(2)
Net cash used in financing activities	(227)	(176)
Effect of exchange rate changes on cash and cash equivalents	(14)	1
Net decrease in cash and cash equivalents	(22)	(120)
Cash and cash equivalents at beginning of period	456	500
Cash and cash equivalents at end of period	$434	$380

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
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2017 will end on April 1, 2017 and will be a 52-week period ("Fiscal 2017"). Fiscal year 2016 ended on April 2, 2016 and was a 53-week period ("Fiscal 2016"). The second quarter of Fiscal 2017 ended on October 1, 2016 and was a 13-week period. The second quarter of Fiscal 2016 ended on September 26, 2015 and was also a 13-week period.

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
Seasonality of Business
The Company's business is typically affected by seasonal trends, with higher levels of wholesale sales in its second and fourth fiscal quarters and higher retail sales in its second and third fiscal quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school, and holiday shopping periods impacting the Retail segment. In addition, fluctuations in sales, operating income, and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, the Company's operating results and cash flows for the three-month and six-month periods ended October 1, 2016 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2017.

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
Shipping and Handling Costs
The costs associated with shipping goods to customers are reflected as a component of selling, general, and administrative ("SG&A") expenses in the consolidated statements of operations. Shipping costs were $10 million and $19 million during each of the three-month and six-month periods ended October 1, 2016 and September 26, 2015, respectively. The costs of preparing merchandise for sale, such as picking, packing, warehousing, and order charges ("handling costs") are also included in SG&A expenses. Handling costs were $43 million and $84 million during the three-month and six-month periods ended October 1, 2016, respectively, and $44 million and $85 million during the three-month and six-month periods ended September 26, 2015, respectively. Shipping and handling costs billed to customers are included in revenue.
Net Income per Common Share
Basic net income per common share is computed by dividing net income attributable to common shares by the weighted-average number of common shares outstanding during the period. Weighted-average common shares include shares of the Company's Class A and Class B common stock. Diluted net income per common share adjusts basic net income per common share for the dilutive effects of outstanding stock options, restricted stock, restricted stock units ("RSUs"), and any other potentially dilutive instruments, only in the periods in which such effects are dilutive.
The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to shares used to calculate diluted net income per common share as follows:

	Three Months Ended		Six Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
	(millions)
Basic shares	82.7	85.6	83.0	86.1
Dilutive effect of stock options, restricted stock, and RSUs	0.5	0.4	0.7	0.7
Diluted shares	83.2	86.0	83.7	86.8
All earnings per share amounts have been calculated using unrounded numbers. Options to purchase shares of the Company's Class A common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding performance-based RSUs, which are included in the computation of diluted shares only to the extent that the underlying performance conditions (and applicable market condition modifiers, if any) (i) have been satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. As of October 1, 2016 and September 26, 2015, there were 2.6 million and 2.8 million, respectively, additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based RSUs that were excluded from the diluted shares calculations.

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
A rollforward of the activity in the Company's reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented below:

	Three Months Ended		Six Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
	(millions)
Beginning reserve balance	$207	$210	$240	$240
Amount charged against revenue to increase reserve	196	239	328	389
Amount credited against customer accounts to decrease reserve	(174)	(203)	(339)	(384)
Foreign currency translation	—	—	—	1
Ending reserve balance	$229	$246	$229	$246
An allowance for doubtful accounts is determined through an analysis of accounts receivable aging, assessments of collectability based on an evaluation of historical and anticipated trends, the financial condition of the Company's customers, and an evaluation of the impact of economic conditions, among other factors. The Company's allowance for doubtful accounts was $16 million and $14 million as of October 1, 2016 and April 2, 2016, respectively. The change in the allowance for doubtful accounts was not material during the three-month and six-month periods ended October 1, 2016 and September 26, 2015.
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department and specialty stores around the world, and extends credit based on an evaluation of each customer's financial capacity and condition, usually without requiring collateral. In the Company's wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2016, the Company's sales to its largest wholesale customer, Macy's, Inc. ("Macy's"), accounted for approximately 11% of its total net revenues, and the Company's sales to its three largest wholesale customers (including Macy's) accounted for approximately 24% of total net revenues. As of October 1, 2016, these three key wholesale customers constituted approximately 35% of total gross accounts receivable.
Inventories
The Company holds inventory that is sold through wholesale distribution channels to major department stores and specialty retail stores. The Company also holds retail inventory that is sold in its own stores and e-commerce sites directly to consumers. Substantially all of the Company's inventories are comprised of finished goods, which are stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis. Inventory held by the Company totaled $1.173 billion, $1.125 billion, and $1.380 billion as of October 1, 2016, April 2, 2016, and September 26, 2015, respectively.

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
To the extent that a derivative instrument designated as a cash flow hedge is not considered effective, any change in its fair value relating to such ineffectiveness is immediately recognized in earnings within foreign currency gains (losses). If it is determined that a derivative instrument has not been highly effective, and will continue not to be highly effective in hedging the designated exposure, hedge accounting is discontinued and further gains (losses) are immediately recognized in earnings within foreign currency gains (losses). Upon discontinuance of hedge accounting, the cumulative change in fair value of the derivative instrument previously recorded in AOCI is recognized in earnings when the related hedged item affects earnings, consistent with the originally-

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

documented hedging strategy, unless the forecasted transaction is no longer probable of occurring, in which case the accumulated amount is immediately recognized in earnings within foreign currency gains (losses).
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

5.	Property and Equipment
Property and equipment, net consists of the following:

	October 1, 2016	April 2, 2016
	(millions)
Land and improvements	$17	$17
Buildings and improvements	460	460
Furniture and fixtures	722	727
Machinery and equipment	375	359
Capitalized software	489	460
Leasehold improvements	1,261	1,248
Construction in progress	235	216
	3,559	3,487
Less: accumulated depreciation	(1,995)	(1,904)
Property and equipment, net	$1,564	$1,583

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Other Assets and Liabilities
Prepaid expenses and other current assets consist of the following:

	October 1, 2016	April 2, 2016
	(millions)
Other taxes receivable	$123	$112
Prepaid rent expense	47	37
Derivative financial instruments	20	16
Tenant allowances receivable	17	13
Prepaid samples	12	9
Restricted cash	9	17
Prepaid advertising and marketing	9	7
Other prepaid expenses and current assets	52	57
Total prepaid expenses and other current assets	$289	$268
Other non-current assets consist of the following:

	October 1, 2016	April 2, 2016
	(millions)
Non-current investments	$122	$187
Restricted cash	37	29
Security deposits	31	32
Derivative financial instruments	7	6
Other non-current assets	41	42
Total other non-current assets	$238	$296
Accrued expenses and other current liabilities consist of the following:

	October 1, 2016	April 2, 2016
	(millions)
Accrued operating expenses	$188	$186
Accrued payroll and benefits	160	149
Accrued inventory	155	176
Other taxes payable	150	139
Restructuring reserve	102	40
Accrued capital expenditures	59	65
Dividends payable	41	41
Deferred income	38	50
Derivative financial instruments	25	26
Capital lease obligations	22	21
Other accrued expenses and current liabilities	3	5
Total accrued expenses and other current liabilities	$943	$898

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other non-current liabilities consist of the following:

	October 1, 2016	April 2, 2016
	(millions)
Capital lease obligations	$259	$266
Deferred rent obligations	218	222
Derivative financial instruments	33	33
Deferred tax liabilities	13	17
Deferred compensation	8	8
Other non-current liabilities	50	47
Total other non-current liabilities	$581	$593

7.	Impairment of Assets
During the three-month and six-month periods ended October 1, 2016, the Company recorded non-cash impairment charges of $27 million and $46 million, respectively, primarily to write off certain fixed assets related to its domestic and international stores and shop-within-shops in connection with the Way Forward Plan (see Note 8).
During the three-month and six-month periods ended September 26, 2015, the Company recorded non-cash impairment charges of $7 million and $15 million, respectively, primarily to write off certain fixed assets related to its domestic and international stores and shop-within-shops in connection with the Global Reorganization Plan (see Note 8).

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
In connection with the Way Forward Plan, the Company currently expects to incur total estimated charges of approximately $400 million, comprised of cash-related restructuring charges of approximately $300 million and non-cash charges of approximately $100 million. The Company also expects to incur an additional non-cash charge of up to $150 million associated with the reduction of inventory out of current liquidation channels in line with its Way Forward Plan. The Company's assessment of restructuring-related activities is still ongoing and incremental charges beyond this range may be incurred.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the charges recorded in connection with the Way Forward Plan during the three-month and six-month periods ended October 1, 2016 is as follows:

	October 1, 2016
	Three Months Ended	Six Months Ended
	(millions)
Cash-related restructuring charges:
Severance and benefit costs	$25	$102
Lease termination and store closure costs	13	15
Other cash charges	4	6
Total cash-related restructuring charges	42	123
Non-cash charges:
Impairment of assets (see Note 7)	27	46
Inventory-related charges(a)	81	135
Total non-cash charges	108	181
Total charges	$150	$304

(a)
Includes charges of $64 million and $114 million associated with the reduction of inventory out of current liquidation channels for the three-month and six-month periods ended October 1, 2016, respectively. Inventory-related charges are recorded within cost of goods sold in the consolidated statements of operations.

A summary of the activity in the restructuring reserve related to the Way Forward Plan is as follows:

	Severance and Benefit Costs	Lease Termination and Store Closure Costs	Other Cash Charges	Total
	(millions)
Balance at April 2, 2016	$—	$—	$—	$—
Additions charged to expense	102	15	6	123
Cash payments charged against reserve	(39)	(2)	(5)	(46)
Balance at October 1, 2016	$63	$13	$1	$77
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the charges recorded in connection with the Global Reorganization Plan during the three-month and six-month periods ended October 1, 2016 and September 26, 2015, as well as the cumulative charges recorded since its inception, is as follows:

	Three Months Ended		Six Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015	Cumulative Charges
	(millions)
Cash-related restructuring charges:
Severance and benefit costs	$—	$6	$5	$38	$69
Lease termination and store closure costs	—	6	—	7	8
Other cash charges(a)	—	7	—	8	14
Total cash-related restructuring charges	—	19	5	53	91
Non-cash charges:
Impairment of assets (see Note 7)	—	7	—	15	27
Accelerated stock-based compensation expense(b)	—	—	—	—	9
Inventory-related charges(c)	—	—	—	3	20
Total non-cash charges	—	7	—	18	56
Total charges	$—	$26	$5	$71	$147

(a)	Other cash charges primarily consisted of consulting fees recorded in connection with the Global Reorganization Plan.

(b)
Accelerated stock-based compensation expense, which is recorded within restructuring and other charges in the consolidated statements of operations, was recorded in connection with vesting provisions associated with certain separation agreements.

(c)	Inventory-related charges are recorded within cost of goods sold in the consolidated statements of operations.
Actions associated with the Global Reorganization Plan are now complete and no additional charges are expected to be incurred in relation to this plan.
A summary of current period activity in the restructuring reserve related to the Global Reorganization Plan is as follows:

	Severance and Benefit Costs	Lease Termination and Store Closure Costs	Other Cash Charges	Total
	(millions)
Balance at April 2, 2016	$31	$6	$3	$40
Additions charged to expense	5	—	—	5
Cash payments charged against reserve	(17)	(1)	(2)	(20)
Balance at October 1, 2016	$19	$5	$1	$25
Other Charges
During the three months ended September 26, 2015, the Company recorded other charges of $12 million primarily related to the settlement of certain litigation claims.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Income Taxes
Effective Tax Rate
The Company's effective tax rate, which is calculated by dividing each fiscal period's provision for income taxes by pretax income, was 38.0% and 42.2% during the three-month and six-month periods ended October 1, 2016, respectively, and 27.1% and 27.6% during the three-month and six-month periods ended September 26, 2015, respectively. The effective tax rates for the three-month and six-month periods ended October 1, 2016 were higher than the U.S. federal statutory income tax rate of 35% as a result of state and local taxes and additional tax reserves largely associated with certain income tax audits, partially offset by the proportion of earnings generated in lower taxed foreign jurisdictions versus the U.S. The effective tax rate for the six months ended October 1, 2016 was also unfavorably impacted by additional tax reserves associated with an income tax settlement. The effective tax rates for the three-month and six-month periods ended September 26, 2015 were lower than the statutory income tax rate as a result of the proportion of earnings generated in lower taxed foreign jurisdictions versus the U.S. The effective tax rate for the six months ended September 26, 2015 was also lower than the statutory income tax rate due to the reversal of certain tax reserves as a result of the expiration of statutes of limitations and a change in estimate related to the assessment period of certain tax liabilities.
During the three months ended September 26, 2015, the Company concluded, with the assistance of a third-party consultant, that based on recent audit settlements and taxpayer audit trends, the assessment period associated with certain tax liabilities established under ASC Topic 740, "Income Taxes," should be reduced. This change was considered a change in estimate for accounting purposes and the related impact was recorded during the second quarter of Fiscal 2016. This change lowered the Company's provision for income taxes by $8 million, including interest and penalties, and net of deferred tax asset reversals, and increased basic and diluted earnings per share by $0.09 for each of the three-month and six-month periods ended September 26, 2015.
Uncertain Income Tax Benefits
The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. The total amount of unrecognized tax benefits, including interest and penalties, was $74 million and $81 million as of October 1, 2016 and April 2, 2016, respectively, and is included within non-current liability for unrecognized tax benefits in the consolidated balance sheets. The net reduction of $7 million in unrecognized tax benefits, including interest and penalties, primarily related to state reserve releases of $3 million, as well as settlements of $12 million, partially offset by an increase of $8 million related to an income tax settlement and an income tax audit during the fiscal year.
The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $55 million and $60 million as of October 1, 2016 and April 2, 2016, respectively.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Debt
Debt consists of the following:

	October 1, 2016	April 2, 2016
	(millions)
$300 million 2.125% Senior Notes(a)	$300	$301
$300 million 2.625% Senior Notes(b)	297	296
Commercial paper notes	95	90
Borrowings outstanding under credit facilities	—	26
Total debt	692	713
Less: short-term debt	95	116
Total long-term debt	$597	$597

(a)
During Fiscal 2016, the Company entered into an interest rate swap contract which it designated as a hedge against changes in the fair value of its fixed-rate 2.125% Senior Notes (see Note 12). Accordingly, the carrying value of the 2.125% Senior Notes as of October 1, 2016 and April 2, 2016 reflects adjustments of $1 million and $2 million, respectively, for the change in fair value attributable to the benchmark interest rate. The carrying value of the 2.125% Senior Notes is also net of unamortized debt issuance costs and discount of $1 million as of both October 1, 2016 and April 2, 2016.

(b)
During Fiscal 2016, the Company entered into an interest rate swap contract which it designated as a hedge against changes in the fair value of its fixed-rate 2.625% Senior Notes (see Note 12). Accordingly, the carrying value of the 2.625% Senior Notes as of October 1, 2016 and April 2, 2016 reflects adjustments of $1 million and $2 million, respectively, for the change in fair value attributable to the benchmark interest rate. The carrying value of the 2.625% Senior Notes is also net of unamortized debt issuance costs and discount of $2 million as of both October 1, 2016 and April 2, 2016.

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
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility, as defined below. Accordingly, the Company does not expect combined borrowings outstanding under the Commercial Paper Program and Global Credit Facility to exceed $500 million. Commercial Paper Program borrowings may be used to support the Company's general working capital and corporate needs. Maturities of commercial paper notes vary, but cannot exceed 397 days from the date of issuance. Commercial paper notes issued under the Commercial Paper Program rank equally with the Company's other forms of unsecured indebtedness. As of October 1, 2016, the Company had $95 million in borrowings outstanding under its Commercial Paper Program, with a weighted-average annual interest rate of 0.45% and a weighted-average remaining term of 8 days.
Revolving Credit Facilities
Global Credit Facility
In February 2015, the Company entered into an amended and restated credit facility (which was further amended in March 2016) that provides for a $500 million senior unsecured revolving line of credit through February 11, 2020 (the "Global Credit Facility") under terms and conditions substantially similar to those previously in effect. The Global Credit Facility is also used to support the issuance of letters of credit and the maintenance of the Commercial Paper Program. Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and other currencies, including Euros, Hong Kong Dollars, and Japanese Yen. The Company has the ability to expand its borrowing availability under the Global Credit Facility to $750 million, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. As of October 1, 2016, there were no borrowings outstanding under the Global Credit Facility and the Company was contingently liable for $8 million of outstanding letters of credit.
The Global Credit Facility contains a number of covenants that, among other things, restrict the Company's ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make certain investments. The Global Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the "leverage ratio") of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus four times consolidated rent expense for the four most recent consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, (iv) consolidated rent expense, (v) restructuring and other non-recurring expenses, and (vi) acquisition-related costs. As of October 1, 2016, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company's Global Credit Facility.
Pan-Asia Credit Facilities
Certain of the Company's subsidiaries in Asia have uncommitted credit facilities with regional branches of JPMorgan Chase (the "Banks") in China and South Korea (the "Pan-Asia Credit Facilities"). These credit facilities are subject to annual renewal and may be used to fund general working capital and corporate needs of the Company's operations in the respective countries. Borrowings under the Pan-Asia Credit Facilities are guaranteed by the parent company and are granted at the sole discretion of the Banks, subject to availability of the Banks' funds and satisfaction of certain regulatory requirements. The Pan-Asia Credit Facilities do not contain any financial covenants. The Company's Pan-Asia Credit Facilities by country are as follows:

•
China Credit Facility — provides Ralph Lauren Trading (Shanghai) Co., Ltd. with a revolving line of credit of up to 100 million Chinese Renminbi (approximately $15 million) through April 6, 2017, and may also be used to support bank guarantees. As of October 1, 2016, bank guarantees supported by this facility were not material.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	South Korea Credit Facility — provides Ralph Lauren (Korea) Ltd. with a revolving line of credit of up to 47 billion South Korean Won (approximately $43 million) through October 31, 2017.
During the first quarter of Fiscal 2017, the Company repaid $26 million in borrowings that were previously outstanding under the Pan-Asia Credit Facilities. As of October 1, 2016, there were no borrowings outstanding under the Pan-Asia Credit Facilities.
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
The following table summarizes the Company's financial assets and liabilities that are measured and recorded at fair value on a recurring basis, excluding accrued interest components:

	October 1, 2016	April 2, 2016
	(millions)
Financial assets recorded at fair value:
Corporate bonds — non-U.S.(a)	$8	$8
Derivative financial instruments(b)	27	22
Total	$35	$30
Financial liabilities recorded at fair value:
Derivative financial instruments(b)	$58	$59
Total	$58	$59

(a)	Based on Level 1 measurements.

(b)	Based on Level 2 measurements.
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
The following table summarizes the carrying values and the estimated fair values of the Company's debt instruments:

	October 1, 2016			April 2, 2016
	Carrying Value		Fair Value(a)	Carrying Value		Fair Value(a)
	(millions)
$300 million 2.125% Senior Notes	$300	(b)	$305	$301	(b)	$306
$300 million 2.625% Senior Notes	297	(b)	310	296	(b)	308
Commercial paper notes	95		95	90		90
Borrowings outstanding under credit facilities	—		—	26		26

(a)	Based on Level 2 measurements.

(b)	See Note 10 for discussion of the carrying values of the Company's Senior Notes as of October 1, 2016 and April 2, 2016.
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
During the three-month and six-month periods ended October 1, 2016 and September 26, 2015, the Company recorded non-cash impairment charges to reduce the carrying values of certain long-lived store and shop-within-shop assets to their fair values. The fair values of these assets were determined based on Level 3 measurements. Inputs to these fair value measurements included estimates of the amount and timing of the stores' and shop-within-shops' net future discounted cash flows based on historical experience, current trends, and market conditions.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the impairment charges recorded during the three-month and six-month periods ended October 1, 2016 and September 26, 2015:

	Three Months Ended		Six Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
	(millions)
Aggregate carrying value of long-lived assets written down to fair value	$27	$7	$46	$15
Impairment charges (see Note 7)	(27)	(7)	(46)	(15)
No goodwill impairment charges were recorded during either of the six-month periods ended October 1, 2016 or September 26, 2015. The Company performed its annual goodwill impairment assessment using a qualitative approach as of the beginning of the second quarter of Fiscal 2017. In performing the assessment, the Company identified and considered the significance of relevant key factors, events, and circumstances that affected the fair values and/or carrying amounts of its reporting units. These factors included external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as the Company's actual and planned financial performance. Additionally, the results of the Company's most recent quantitative goodwill impairment test indicated that the fair values of its reporting units significantly exceeded their respective carrying values. Based on the results of its qualitative goodwill impairment assessment, the Company concluded that it is not more likely than not that the fair values of its reporting units are less than their respective carrying values, and there were no reporting units at risk of impairment.

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
The following table summarizes the Company's outstanding derivative instruments on a gross basis as recorded in its consolidated balance sheets as of October 1, 2016 and April 2, 2016:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	October 1, 2016	April 2, 2016	October 1, 2016		April 2, 2016		October 1, 2016		April 2, 2016
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Inventory purchases	$414	$532	PP	$4	PP	$1	AE	$3	AE	$14
FC — Other(c)	174	210	—	—	—	—	(e)	20	AE	9
IRS — Fixed-rate debt	600	600	ONCA	1	ONCA	2	ONCL	1	ONCL	2
CCS — NI	621	630	—	—	—	—	ONCL	24	ONCL	31
Total Designated Hedges	$1,809	$1,972		$5		$3		$48		$56
Undesignated Hedges:
FC — Other(d)	$581	$541	(f)	$22	(g)	$19	(h)	$10	AE	$3
Total Hedges	$2,390	$2,513		$27		$22		$58		$59

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)	FC = Forward foreign currency exchange contracts; IRS = Interest rate swap contracts; CCS = Cross-currency swap contracts; NI = Net investment hedges.

(b)	PP = Prepaid expenses and other current assets; AE = Accrued expenses and other current liabilities; ONCA = Other non-current assets; ONCL = Other non-current liabilities.

(c)	Primarily includes designated hedges of foreign currency-denominated intercompany royalty payments and other operational exposures.

(d)	Primarily includes undesignated hedges of foreign currency-denominated intercompany loans and other intercompany balances.

(e)	$16 million included within accrued expenses and other current liabilities and $4 million included within other non-current liabilities.

(f)	$16 million included within prepaid expenses and other current assets and $6 million included within other non-current assets.

(g)	$15 million included within prepaid expenses and other current assets and $4 million included within other non-current assets.

(h)	$6 million included within accrued expenses and other current liabilities and $4 million included within other non-current liabilities.
The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheets on a gross basis, even though they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its derivative instruments on a net basis in accordance with the terms of each of its master netting arrangements, spread across eight separate counterparties, the amounts presented in the consolidated balance sheets as of October 1, 2016 and April 2, 2016 would be adjusted from the current gross presentation as detailed in the following table:

	October 1, 2016			April 2, 2016
Derivative Instrument	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount
	(millions)
Derivative assets	$27	$(23)	$4	$22	$(11)	$11
Derivative liabilities	$58	$(23)	$35	$59	$(11)	$48
The Company's master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties. Refer to Note 3 for further discussion of the Company's master netting arrangements.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the pretax impact of the effective portion of gains and losses from the Company's designated derivative instruments on its consolidated financial statements for the three-month and six-month periods ended October 1, 2016 and September 26, 2015:

	Gains (Losses) Recognized in OCI
	Three Months Ended		Six Months Ended
Derivative Instrument	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
	(millions)
Designated Cash Flow Hedges:
FC — Inventory purchases	$(5)	$4	$6	$2
FC — Other	(1)	(3)	(17)	(2)
	$(6)	$1	$(11)	$—
Designated Hedges of Net Investments:
CCS(a)	$(6)	$(1)	$7	$(13)
Total Designated Hedges	$(12)	$—	$(4)	$(13)

	Gains (Losses) Reclassified from AOCI to Earnings				Location of Gains (Losses) Reclassified from AOCI to Earnings
	Three Months Ended		Six Months Ended
Derivative Instrument	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
	(millions)
Designated Cash Flow Hedges:
FC — Inventory purchases	$(4)	$9	$(1)	$16	Cost of goods sold
FC — Other	(1)	—	(6)	—	Foreign currency gains (losses)
	$(5)	$9	$(7)	$16

(a)	Amounts recognized in OCI would be recognized in earnings only upon the sale or liquidation of the hedged net investment.
As of October 1, 2016, it is expected that $13 million of net losses deferred in AOCI related to derivative instruments will be recognized in earnings over the next twelve months. No material gains or losses relating to ineffective cash flow hedges were recognized during any of the fiscal periods presented.
The following table summarizes the pretax impact of gains and losses from the Company's undesignated derivative instruments on its consolidated financial statements for the three-month and six-month periods ended October 1, 2016 and September 26, 2015:

	Gains (Losses) Recognized in Earnings				Location of Gains (Losses) Recognized in Earnings
	Three Months Ended		Six Months Ended
Derivative Instrument	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
	(millions)
Undesignated Hedges:
FC — Other	$(3)	$(2)	$(11)	$2	Foreign currency gains (losses)
Total Undesignated Hedges	$(3)	$(2)	$(11)	$2

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Investments
As of October 1, 2016, the Company's short-term investments consisted of $523 million of time deposits and $8 million of non-U.S. corporate bonds, and its non-current investments consisted of $122 million of time deposits. As of April 2, 2016, the Company's short-term investments consisted of $621 million of time deposits and $8 million of non-U.S. corporate bonds, and its non-current investments consisted of $187 million of time deposits. The Company's non-current investments as of both October 1, 2016 and April 2, 2016 have maturities of one to two years.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Equity
Summary of Changes in Equity
A reconciliation of the beginning and ending amounts of equity is presented below:

	Six Months Ended
	October 1, 2016	September 26, 2015
	(millions)
Balance at beginning of period	$3,744	$3,891
Comprehensive income	24	222
Dividends declared	(82)	(85)
Repurchases of common stock, including shares surrendered for tax withholdings	(115)	(299)
Stock-based compensation	32	54
Shares issued and tax benefits (shortfalls) recognized pursuant to stock-based compensation arrangements	(5)	28
Balance at end of period	$3,598	$3,811
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

In September 2016, at the ASR Program's conclusion, the Company received 0.1 million additional shares and recorded a related $10 million increase to treasury stock. The number of additional shares delivered was based on the volume-weighted average price per share of the Company's Class A common stock over the term of the ASR Program, less an agreed upon discount. The average price per share paid for all of the shares delivered under the ASR Program was $98.48.
A summary of the Company's repurchases of Class A common stock under its common stock repurchase program, including the ASR Program, is as follows:

	Six Months Ended
	October 1, 2016	September 26, 2015
	(millions)
Cost of shares repurchased	$100	$280
Number of shares repurchased	1.0	2.2
As of October 1, 2016, the remaining availability under the Company's Class A common stock repurchase program was $200 million, reflecting the May 11, 2016 approval by the Company's Board of Directors to expand the program by up to an additional $200 million of Class A common stock repurchases. Repurchases of shares of Class A common stock are subject to overall business and market conditions.
In addition, during each of the six-month periods ended October 1, 2016 and September 26, 2015, 0.2 million shares of Class A common stock, at a cost of $15 million and $19 million, respectively, were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company's 1997 Long-Term Stock Incentive

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Plan, as amended (the "1997 Incentive Plan"), and its Amended and Restated 2010 Long-Term Stock Incentive Plan (the "2010 Incentive Plan").
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.
Dividends
Since 2003, the Company has maintained a regular quarterly cash dividend program on its common stock. The second quarter Fiscal 2017 dividend of $0.50 per share was declared on August 31, 2016, was payable to stockholders of record at the close of business on September 30, 2016, and was paid on October 14, 2016. Dividends paid amounted to $82 million and $86 million during the six-month periods ended October 1, 2016 and September 26, 2015, respectively.

15.	Accumulated Other Comprehensive Income (Loss)
The following table presents the components of other comprehensive income (loss), net of tax, accumulated in equity:

	Foreign Currency Translation Gains (Losses)(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges(b)	Net Unrealized Losses on Defined Benefit Plans(c)	Total Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at March 28, 2015	$(193)	$43	$(15)	$(165)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	13	—	—	13
Amounts reclassified from AOCI to earnings	—	(16)	1	(15)
Other comprehensive income (loss), net of tax	13	(16)	1	(2)
Balance at September 26, 2015	$(180)	$27	$(14)	$(167)

Balance at April 2, 2016	$(157)	$(12)	$(12)	$(181)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	2	(8)	—	(6)
Amounts reclassified from AOCI to earnings	—	6	1	7
Other comprehensive income (loss), net of tax	2	(2)	1	1
Balance at October 1, 2016	$(155)	$(14)	$(11)	$(180)

(a)
OCI before reclassifications to earnings related to foreign currency translation gains (losses) is net of an income tax provision of $2 million for the six months ended October 1, 2016, and includes an income tax benefit of $4 million for the six months ended September 26, 2015. OCI before reclassifications to earnings for the six-month periods ended October 1, 2016 and September 26, 2015 include a gain of $4 million (net of a $3 million income tax provision) and a loss of $8 million (net of a $5 million income tax benefit), respectively, related to the effective portion of changes in the fair values of the Cross-Currency Swaps designated as hedges of the Company's net investment in certain of its European subsidiaries (see Note 12).

(b)
OCI before reclassifications to earnings related to net unrealized gains (losses) on cash flow hedges is net of an income tax benefit of $3 million for the six months ended October 1, 2016. The tax effect on OCI before reclassifications to earnings for the six months ended September 26, 2015 was immaterial. The tax effects on amounts reclassified from AOCI to earnings are presented in a table below.

(c)	Activity is presented net of taxes, which were immaterial for both periods presented.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents reclassifications from AOCI to earnings for cash flow hedges, by component:

	Three Months Ended		Six Months Ended		Location of Gains (Losses) Reclassified from AOCI to Earnings
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
	(millions)
Gains (losses) on cash flow hedges(a):
FC — Inventory purchases	$(4)	$9	$(1)	$16	Cost of goods sold
FC — Other	(1)	—	(6)	—	Foreign currency gains (losses)
Tax effect	—	—	1	—	Provision for income taxes
Net of tax	$(5)	$9	$(6)	$16

(a)	FC = Forward foreign currency exchange contracts.

16.	Stock-based Compensation
The Company's stock-based compensation awards are currently issued under the 2010 Incentive Plan, which was approved by its stockholders on August 5, 2010. However, any prior awards granted under the 1997 Incentive Plan remain subject to the terms of that plan. Any awards that expire, are forfeited, or are surrendered to the Company in satisfaction of taxes are available for issuance under the 2010 Incentive Plan. On September 1, 2016, the Company registered with the Securities and Exchange Commission an additional 0.9 million shares of its Class A common stock for issuance pursuant to its 2010 Incentive Plan.
Refer to Note 19 of the Fiscal 2016 10-K for a detailed description of the Company's stock-based compensation awards, including information related to vesting terms, service and performance conditions, and payout percentages.
Impact on Results
A summary of total stock-based compensation expense recorded within SG&A expenses and the related income tax benefits recognized during the three-month and six-month periods ended October 1, 2016 and September 26, 2015 is as follows:

	Three Months Ended		Six Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
	(millions)
Compensation expense	$14	$22	$32	$54
Income tax benefit	$(6)	$(8)	$(12)	$(20)
The Company issues its annual grants of stock-based compensation awards in the first half of each fiscal year. Due to the timing of the annual grants and other factors, including the composition of the retirement-eligible employee population, stock-based compensation expense recognized during the three-month and six-month periods ended October 1, 2016 is not indicative of the level of compensation expense expected to be incurred for the full Fiscal 2017.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
A summary of stock option activity under all plans during the six months ended October 1, 2016 is as follows:

Number of Options
(thousands)
Options outstanding at April 2, 2016	2,418
Granted	—
Exercised	(65)
Cancelled/Forfeited	(224)
Options outstanding at October 1, 2016	2,129
Restricted Stock Awards and Service-based RSUs
The fair values of restricted stock awards granted to non-employee directors are determined based on the fair value of the Company's Class A common stock on the date of grant. The weighted-average grant date fair value of restricted stock awards granted, which entitle holders to receive cash dividends in connection with the payments of dividends on the Company's Class A common stock, was $131.40 per share during the six months ended September 26, 2015. No such awards were granted during the six months ended October 1, 2016.
The fair values of service-based RSUs granted to certain of the Company's senior executives, as well as to certain of its other employees, are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards not entitled to accrue dividend equivalents while outstanding. The weighted-average grant date fair values of service-based RSU awards granted were $83.67 and $127.85 per share during the six-month periods ended October 1, 2016 and September 26, 2015, respectively.
A summary of restricted stock and service-based RSU activity during the six months ended October 1, 2016 is as follows:

	Number of Shares
	Restricted Stock	Service-based RSUs
	(thousands)
Nonvested at April 2, 2016	14	490
Granted	—	645
Vested	—	(141)
Forfeited	—	(88)
Nonvested at October 1, 2016	14	906
Performance-based RSUs
The fair values of the Company's performance-based RSUs that are not subject to a market condition in the form of a total shareholder return ("TSR") modifier are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for those securities that are not entitled to dividend equivalents. The weighted-average grant date fair values of performance-based RSUs that do not contain a TSR modifier granted during the six-month periods ended October 1, 2016 and September 26, 2015 were $85.95 and $128.55 per share, respectively.
The fair values of the Company's performance-based RSUs with a TSR modifier are determined on the date of grant using a Monte Carlo simulation valuation model. This pricing model uses multiple simulations to evaluate the probability of the Company achieving various stock price levels to determine its expected TSR performance ranking. No such awards were granted during the six-month periods ended October 1, 2016 and September 26, 2015.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of performance-based RSU activity during the six months ended October 1, 2016 is as follows:

	Number of Shares
	Performance-based RSUs — without TSR Modifier	Performance-based RSUs — with TSR Modifier
	(thousands)
Nonvested at April 2, 2016	691	142
Granted	411	—
Change due to performance/market condition achievement	(14)	(25)
Vested	(216)	(49)
Forfeited	(74)	(7)
Nonvested at October 1, 2016	798	61

17.	Segment Information
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
Net revenues and operating income for each of the Company's reportable segments are as follows:

	Three Months Ended		Six Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
	(millions)
Net revenues:
Wholesale	$831	$927	$1,438	$1,569
Retail	942	996	1,849	1,931
Licensing	48	47	86	88
Total net revenues	$1,821	$1,970	$3,373	$3,588

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Six Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
	(millions)
Operating income:
Wholesale(a)	$203	$247	$336	$384
Retail(b)	19	123	82	233
Licensing	44	42	78	78
	266	412	496	695
Unallocated corporate expenses	(148)	(151)	(323)	(304)
Unallocated restructuring and other charges(c)	(42)	(31)	(128)	(65)
Total operating income	$76	$230	$45	$326

(a)
During the three-month and six-month periods ended October 1, 2016, the Company recorded non-cash inventory-related charges of $8 million and $18 million, respectively, and asset impairment charges of $7 million and $8 million, respectively. During the three-month and six-month periods ended September 26, 2015, the Company recorded non-cash asset impairment charges of $2 million and $5 million, respectively. These charges were recorded in connection with the Company's restructuring plans. See Notes 7 and 8 for additional information.

(b)
During the three-month and six-month periods ended October 1, 2016, the Company recorded non-cash inventory-related charges of $73 million and $117 million, respectively, and asset impairment charges of $20 million and $38 million, respectively. During the six months ended September 26, 2015, the Company recorded non-cash inventory-related charges of $3 million, and during the three-month and six-month periods ended September 26, 2015, recorded asset impairment charges of $5 million and $10 million, respectively. These charges were recorded in connection with the Company's restructuring plans. See Notes 7 and 8 for additional information.

(c)	The three-month and six-month periods ended October 1, 2016 and September 26, 2015 included certain unallocated restructuring and other charges (see Note 8), which are detailed below:

	Three Months Ended		Six Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
	(millions)
Unallocated restructuring and other charges:
Wholesale-related	$(8)	$(2)	$(23)	$(10)
Retail-related	(11)	(8)	(26)	(19)
Licensing-related	—	—	(2)	(1)
Corporate operations-related	(23)	(9)	(77)	(23)
Unallocated restructuring charges	(42)	(19)	(128)	(53)
Other charges (see Note 8)	—	(12)	—	(12)
Total unallocated restructuring and other charges	$(42)	$(31)	$(128)	$(65)

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation and amortization expense for the Company's segments is as follows:

	Three Months Ended		Six Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
	(millions)
Depreciation and amortization:
Wholesale	$12	$15	$29	$30
Retail	37	39	74	78
Licensing	1	—	1	—
Unallocated corporate	26	23	50	43
Total depreciation and amortization	$76	$77	$154	$151
Net revenues by geographic location of the reporting subsidiary are as follows:

	Three Months Ended		Six Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
	(millions)
Net revenues(a):
The Americas(b)	$1,155	$1,319	$2,116	$2,398
Europe(c)	449	431	829	764
Asia(d)	217	220	428	426
Total net revenues	$1,821	$1,970	$3,373	$3,588

(a)	Net revenues for certain of the Company's licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.

(b)
Includes the U.S., Canada, and Latin America. Net revenues earned in the U.S. during the three-month and six-month periods ended October 1, 2016 were $1.092 billion and $2.002 billion, respectively, and $1.247 billion and $2.276 billion during the three-month and six-month periods ended September 26, 2015, respectively.

(c)	Includes the Middle East.

(d)	Includes Australia and New Zealand.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	Additional Financial Information
Cash Interest and Taxes
Cash paid for interest and income taxes is as follows:

	Three Months Ended		Six Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
	(millions)
Cash paid for interest	$3	$3	$7	$5
Cash paid for income taxes	$33	$82	$50	$125
Non-cash Transactions
Non-cash investing activities included capital expenditures incurred but not yet paid of $59 million and $99 million for the six-month periods ended October 1, 2016 and September 26, 2015, respectively. Additionally, during the six months ended October 1, 2016, the Company recorded capital lease assets and corresponding capital lease obligations of $5 million within its consolidated balance sheet.
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

•	our exposure to currency exchange rate fluctuations from both a transactional and translational perspective;

•	the impact to our business resulting from increases in the costs of raw materials, transportation, and labor;

•	our ability to continue to maintain our brand image and reputation and protect our trademarks;

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
In this Form 10-Q, references to "Ralph Lauren," "ourselves," "we," "our," "us," and the "Company" refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2017 will end on April 1, 2017 and will be a 52-week period ("Fiscal 2017"). Fiscal year 2016 ended on April 2, 2016 and was a 53-week period ("Fiscal 2016"). The second quarter of Fiscal 2017 ended on October 1, 2016 and was a 13-week period. The second quarter of Fiscal 2016 ended on September 26, 2015 and was also a 13-week period.

INTRODUCTION
Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:

•
Overview.    This section provides a general description of our business, current trends and outlook, and a summary of our financial performance for the three-month and six-month periods ended October 1, 2016. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•
Results of operations.    This section provides an analysis of our results of operations for the three-month and six-month periods ended October 1, 2016 as compared to the three-month and six-month periods ended September 26, 2015.

•
Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of October 1, 2016, which includes (i) an analysis of our financial condition as compared to the prior fiscal year-end; (ii) an analysis of changes in our cash flows for the six-month period ended October 1, 2016 as compared to the six-month period ended September 26, 2015; (iii) an analysis of our liquidity, including the availability under our commercial paper borrowing program and credit facilities, common stock repurchases, payments of dividends, and our outstanding debt and covenant compliance; and (iv) a description of material changes in our contractual and other obligations since April 2, 2016, if any.

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

Our business is typically affected by seasonal trends, with higher levels of wholesale sales in our second and fourth fiscal quarters and higher retail sales in our second and third fiscal quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school, and holiday shopping periods impacting our Retail segment. In addition, fluctuations in net sales, operating income, and cash flows in any fiscal quarter may be affected by other events impacting retail sales, such as changes in weather patterns. Accordingly, our operating results and cash flows for the three-month and six-month periods ended October 1, 2016 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2017.
Current Trends and Outlook
The global economy continues to be in a heightened state of uncertainty, as productivity growth in both advanced and emerging countries remains low. Certain worldwide events, including political unrest, acts of terrorism, disease epidemics, monetary policy changes, and currency and commodity price volatility, as well as the United Kingdom's referendum vote to exit the European Union, commonly referred to as "Brexit," continue to impact consumer confidence and the global economy as a whole, as well as the world's stock markets. While certain geographic regions are withstanding these pressures better than others, the level of consumer travel and spending on discretionary items remains constrained in certain markets, with trends likely to continue at least throughout 2016. Additionally, consumers are increasingly spending more of their discretionary income on "experiences," such as dining and entertainment, over consumer goods. Consequently, consumer retail traffic remains relatively weak and inconsistent, which has led to increased competition and a desire to offset traffic declines with increased levels of conversion. Certain of our operations have experienced, and have been impacted by, these dynamics, with variations across the geographic regions and businesses in which we operate.
Additionally, given the lack of comparable precedent, the full extent of Brexit's impact on the global economy and our business is unclear at this time. However, Brexit has already caused significant volatility and uncertainty in global stock markets and currency exchange rates, which could continue as the United Kingdom negotiates its potential exit from the European Union. A withdrawal could, among other outcomes, significantly disrupt the free movement of goods, services, and people between the United Kingdom and the European Union, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe.
As a result of these factors, among others, several organizations that monitor the world's economy, including the International Monetary Fund and the World Trade Organization, have recently further scaled back their predictions of economic growth for 2016. If the current economic conditions and challenging industry trends continue or worsen, the constrained level of worldwide consumer spending and modified consumption behavior may continue to have a negative effect on our sales, inventory levels, and operating margin for the remainder of Fiscal 2017. Furthermore, our results have been, and are expected to continue to be, impacted by foreign exchange rate fluctuations. We have initiated various operating strategies to mitigate these challenges, and remain optimistic about our future growth prospects. Accordingly, we continue to invest in our longer-term growth initiatives, including our restructuring activities, as described within "Recent Developments" below, while continually monitoring macroeconomic risks and remaining focused on disciplined expense management. Although we continue to expect that the dilutive effects of investments that we are making in our business and our quality of sales initiatives will create operating margin pressure in the near-term, we expect that these initiatives will create longer-term shareholder value. We will continue to monitor these risks and evaluate and adjust our operating strategies and foreign currency and cost management opportunities to mitigate the related impact on our results of operations, while remaining focused on the long-term growth of our business and protecting the value of our brand.
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A — "Risk Factors" in our Fiscal 2016 10-K, as well as Part II, Item 1A — "Risk Factors" of this Form 10-Q.

Summary of Financial Performance
Operating Results
During the three months ended October 1, 2016, we reported net revenues of $1.821 billion, net income of $45 million, and net income per diluted share of $0.55, as compared to net revenues of $1.970 billion, net income of $160 million, and net income per diluted share of $1.86 during the three months ended September 26, 2015. During the six months ended October 1, 2016, we reported net revenues of $3.373 billion, net income of $23 million, and net income per diluted share of $0.28, as compared to net revenues of $3.588 billion, net income of $224 million, and net income per diluted share of $2.58 during the six months ended September 26, 2015.The comparability of our operating results has been affected by charges incurred in connection with our restructuring plans and other charges primarily related to the settlement of certain litigation claims, as discussed further below.
Our operating performance for the three-month and six-month periods ended October 1, 2016 reflected declines in net revenues of 7.6% and 6.0%, respectively, on a reported basis. On a constant currency basis, as defined within "Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition" below, net revenues declined 8.0% and 6.3% during the three-month and six-month periods ended October 1, 2016, respectively. The declines in reported net revenues for the three-month and six-month periods ended October 1, 2016 reflected lower net revenues from our domestic wholesale and retail businesses, partially offset by higher net revenues from our European wholesale business. Our gross profit percentage declined by 410 basis points to 52.4% during the three months ended October 1, 2016 and by 310 basis points to 54.8% during the six months ended October 1, 2016, primarily driven by non-cash inventory-related charges recorded in connection with our restructuring plans during three-month and six-month periods ended October 1, 2016 and net unfavorable foreign currency effects, partially offset by increased profitability driven by favorable geographic mix and our initiatives to improve the overall quality of sales, including lower levels of promotional activity within our international businesses. Selling, general, and administrative ("SG&A") expenses as a percentage of net revenues increased by 140 basis points to 44.1% during the three months ended October 1, 2016 and by 170 basis points to 48.0% during the six months ended October 1, 2016, primarily due to operating deleverage on lower net revenues and increased investments in our stores, facilities, and infrastructure consistent with our longer-term initiatives, partially offset by cost savings associated with our restructuring activities.
Net income declined by $115 million during the three months ended October 1, 2016 as compared to the three months ended September 26, 2015, primarily due to a $154 million decrease in operating income, partially offset by a $31 million decline in our provision for income taxes. During the six months ended October 1, 2016, net income declined by $201 million as compared to the six months ended September 26, 2015, primarily due to a $281 million decrease in operating income, partially offset by a $68 million decline in our provision for income taxes. Net income per diluted share declined to $0.55 and $0.28 per share during the three-month and six-month periods ended October 1, 2016, respectively, due to lower net income, partially offset by lower weighted-average diluted shares outstanding.
Our operating results during the three-month and six-month periods ended October 1, 2016 were negatively impacted by charges of $150 million and $309 million, respectively, recorded in connection with our restructuring plans, which had an after-tax effect of reducing net income by $113 million and $225 million, respectively, or approximately $1.35 per diluted share and $2.68 per diluted share, respectively. Our operating results during the three-month and six-month periods ended September 26, 2015 were negatively impacted by charges of $26 million and $71 million, respectively, recorded in connection with our restructuring plans, as well as $12 million of other charges primarily related to the settlement of certain litigation claims, which together had an after-tax effect of reducing net income by $24 million and $55 million, respectively, or approximately $0.27 per diluted share and $0.62 per diluted share, respectively.
Financial Condition and Liquidity
We ended the second quarter of Fiscal 2017 in a net cash and investments position (cash and cash equivalents plus short-term and non-current investments, less total debt) of $395 million, as compared to $559 million as of the end of Fiscal 2016. The decline in our net cash and investments position at October 1, 2016 as compared to April 2, 2016 was primarily due to our use of cash to invest in our business through $165 million in capital expenditures, to support Class A common stock repurchases of $115 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, and to make dividend payments of $82 million, partially offset by our operating cash flows of $232 million.

We generated $232 million of cash from operations during the six months ended October 1, 2016, compared to $366 million during the six months ended September 26, 2015. The decrease in our operating cash flows related to a net unfavorable change related to our operating assets and liabilities, including our working capital, and a decline in net income before non-cash charges during the six months ended October 1, 2016 as compared to the prior fiscal year period.
Our equity declined to $3.598 billion as of October 1, 2016 compared to $3.744 billion as of April 2, 2016, primarily attributable to our share repurchase activity and dividends declared, partially offset by our comprehensive income and the net impact of stock-based compensation arrangements during the six months ended October 1, 2016.
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
The Way Forward Plan also includes the discontinuance of our Denim & Supply brand and the integration of our denim product offerings into our Polo Ralph Lauren brand. Accordingly, our Denim & Supply operations will wind-down over the remainder of Fiscal 2017.
The Way Forward Plan will result in a reduction in workforce and the closure of certain stores. When substantially completed by the end of Fiscal 2017, we expect to achieve approximately $180 million to $220 million of annualized expense savings associated with the Way Forward Plan.
In connection with the Way Forward Plan, we currently expect to incur total estimated charges of approximately $400 million, comprised of cash-related restructuring charges of approximately $300 million and non-cash charges of approximately $100 million. We also expect to incur an additional non-cash charge of up to $150 million associated with the reduction of inventory out of current liquidation channels in line with our Way Forward Plan. Our assessment of restructuring-related activities is still ongoing and incremental charges beyond this range may be incurred. See Notes 7 and 8 to our accompanying consolidated financial statements for detailed discussions of the charges recorded in connection with the Way Forward Plan.
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

Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition
The comparability of our operating results for the three-month and six-month periods ended October 1, 2016 and September 26, 2015 has been affected by certain events, including:

•
Charges incurred in connection with our restructuring plans, as well as certain other charges, as summarized below (references to "Notes" are to the notes to the accompanying consolidated financial statements):

	Three Months Ended		Six Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
	(millions)
Impairment of assets (see Note 7)	$(27)	$(7)	$(46)	$(15)
Restructuring and other charges (see Note 8)	(42)	(31)	(128)	(65)
Inventory-related charges (see Note 8)(a)	(81)	—	(135)	(3)
Total charges	$(150)	$(38)	$(309)	$(83)

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

RESULTS OF OPERATIONS
Three Months Ended October 1, 2016 Compared to Three Months Ended September 26, 2015
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	October 1, 2016	September 26, 2015	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$1,821	$1,970	$(149)	(7.6%)
Cost of goods sold(a)	(867)	(857)	(10)	1.1%
Gross profit	954	1,113	(159)	(14.3%)
Gross profit as % of net revenues	52.4%	56.5%		(410 bps)
Selling, general, and administrative expenses(a)	(803)	(839)	36	(4.5%)
SG&A expenses as % of net revenues	44.1%	42.7%		140 bps
Amortization of intangible assets	(6)	(6)	—	5.1%
Impairment of assets	(27)	(7)	(20)	NM
Restructuring and other charges	(42)	(31)	(11)	36.2%
Operating income	76	230	(154)	(66.8%)
Operating income as % of net revenues	4.2%	11.7%		(750 bps)
Foreign currency gains (losses)	1	(5)	6	NM
Interest expense	(4)	(4)	—	(9.4%)
Interest and other income, net	2	1	1	86.5%
Equity in losses of equity-method investees	(2)	(3)	1	(37.1%)
Income before income taxes	73	219	(146)	(66.4%)
Provision for income taxes	(28)	(59)	31	(52.9%)
Effective tax rate(b)	38.0%	27.1%		1,090 bps
Net income	$45	$160	$(115)	(71.4%)
Net income per common share:
Basic	$0.55	$1.87	$(1.32)	(70.6%)
Diluted	$0.55	$1.86	$(1.31)	(70.4%)

(a)	Includes total depreciation expense of $70 million and $71 million for the three-month periods ended October 1, 2016 and September 26, 2015, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.
NM Not meaningful.
Net Revenues.    Net revenues decreased by $149 million, or 7.6%, to $1.821 billion for the three months ended October 1, 2016 from $1.970 billion for the three months ended September 26, 2015. On a constant currency basis, net revenues decreased by $157 million, or 8.0%.

Net revenues for our three business segments, as well as a discussion of the changes in each segment's net revenues from the comparable prior year period, are provided below:

	Three Months Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	October 1, 2016	September 26, 2015	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
Wholesale	$831	$927	$(96)	$(2)	$(94)	(10.4%)	(10.1%)
Retail	942	996	(54)	9	(63)	(5.4%)	(6.4%)
Licensing	48	47	1	1	—	1.6%	(0.2%)
Total net revenues	$1,821	$1,970	$(149)	$8	$(157)	(7.6%)	(8.0%)
Wholesale net revenues — Net revenues decreased by $96 million, or 10.4%, during the three months ended October 1, 2016 as compared to the three months ended September 26, 2015, including net unfavorable foreign currency effects of $2 million, primarily related to the weakening of the British Pound Sterling, partially offset by the strengthening of the Japanese Yen and the Euro, all against the U.S. Dollar. On a constant currency basis, net revenues decreased by $94 million, or 10.1%.
The $96 million net decline in Wholesale net revenues was driven by a $116 million, or 16.5%, net decrease related to our business in the Americas, reflecting lower sales across all of our major apparel and accessories businesses, particularly our womenswear business, due in part to a decline in traffic, which contributed to a more competitive retail environment, and a strategic reduction of shipments in connection with our Way Forward Plan. This decline was partially offset by a $24 million, or 11.9%, net increase related to our European business, reflecting increased sales across all of our major apparel and accessories businesses largely due to stronger demand and lower levels of promotional activity, partially offset by net unfavorable foreign currency effects of $4 million. On a constant currency basis, net revenues related to our European business increased by $28 million, or 14.0%.
Retail net revenues — Net revenues decreased by $54 million, or 5.4%, during the three months ended October 1, 2016 as compared to the three months ended September 26, 2015, including net favorable foreign currency effects of $9 million, primarily related to the strengthening of the Japanese Yen, the Euro, and the Korean Won, partially offset by the weakening of the British Pound Sterling, all against the U.S. Dollar. On a constant currency basis, net revenues decreased by $63 million, or 6.4%.
The $54 million decline in Retail net revenues was driven by:

•
a $64 million net decline in consolidated comparable store sales, including net favorable foreign currency effects of $7 million. Our total comparable store sales decreased by $71 million on a constant currency basis, driven by lower sales from certain of our domestic and international retail stores due in part to a decline in traffic, as well as lower levels of promotional activity within our international businesses. The following table summarizes our comparable store sales percentages on both a reported and constant currency basis.

	As Reported	Constant Currency
E-commerce comparable store sales	(7%)	(6%)
Comparable store sales excluding e-commerce	(8%)	(9%)
Total comparable store sales	(8%)	(9%)
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

This decline was partially offset by:

•
a $10 million, or 6%, net increase in non-comparable store sales, including net favorable foreign currency effects of $2 million. On a constant currency basis, non-comparable store sales increased by $8 million, or 5%, primarily driven by new global store openings within the past twelve months, which more than offset the impact of store closings.

Our global average store count increased by 53 stores and concession shops during the three months ended October 1, 2016 compared with the three months ended September 26, 2015, due to new global store openings, primarily in Asia, partially offset by store closures. The following table details our retail store presence as of the periods presented:

	October 1, 2016	September 26, 2015
Stores:
Freestanding stores	485	480
Concession shops	620	576
Total stores	1,105	1,056
In addition to our stores, our Retail segment sells products online through our various e-commerce sites, which include www.RalphLauren.com and www.ClubMonaco.com, among others.
Licensing revenues — Net revenues increased by $1 million, or 1.6%, during the three months ended October 1, 2016 as compared to the three months ended September 26, 2015. On a constant currency basis, net revenues decreased by 0.2%.
Gross Profit.    Gross profit decreased by $159 million, or 14.3%, to $954 million for the three months ended October 1, 2016, from $1.113 billion for the three months ended September 26, 2015. Gross profit during the three months ended October 1, 2016 reflected non-cash inventory-related charges of $81 million recorded in connection with the Way Forward Plan. Gross profit as a percentage of net revenues declined by 410 basis points to 52.4% for the three months ended October 1, 2016, from 56.5% for the three months ended September 26, 2015. This decline was primarily driven by non-cash inventory-related charges recorded in connection with the Way Forward Plan during the three months ended October 1, 2016 and net unfavorable foreign currency effects, partially offset by increased profitability driven by favorable geographic mix and our quality of sales initiatives, including lower levels of promotional activity within our international businesses.
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
Selling, General, and Administrative Expenses.    SG&A expenses primarily include compensation and benefits, advertising and marketing, distribution, bad debt, information technology, facilities, legal, and other costs associated with finance and administration. SG&A expenses decreased by $36 million, or 4.5%, to $803 million for the three months ended October 1, 2016, from $839 million for the three months ended September 26, 2015. This decrease included a net unfavorable foreign currency effect of $8 million, primarily related to the strengthening of the Japanese Yen and the Euro, partially offset by the weakening of the British Pound Sterling, all against the U.S. Dollar. SG&A expenses as a percentage of net revenues increased to 44.1% for the three months ended October 1, 2016, from 42.7% for the three months ended September 26, 2015. The 140 basis point increase was primarily due to operating deleverage on lower net revenues, as previously discussed, and an increase in operating expenses in support of the continued investment in, and expansion of, our retail businesses (which typically carry higher operating expense margins) through new store and concession shop openings (as previously discussed); increased investments in our facilities and infrastructure; and investments in new business initiatives. These increases were partially offset by our operational discipline and cost savings associated with our restructuring activities.

The $36 million net decline in SG&A expenses was driven by:

Three Months Ended October 1, 2016 Compared to Three Months Ended September 26, 2015
(millions)
SG&A expense category:
Compensation-related expenses	$(29)
Marketing and advertising expenses	(7)
Consulting fees	(3)
Other	3
Total change in SG&A expenses	$(36)
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
Amortization of Intangible Assets.    Amortization of intangible assets remained flat at $6 million during the three-month periods ended October 1, 2016 and September 26, 2015.
Impairment of Assets. During the three-month periods ended October 1, 2016 and September 26, 2015, we recorded non-cash impairment charges of $27 million and $7 million, respectively, primarily to write off certain fixed assets related to our domestic and international stores and shop-within-shops in connection with our restructuring plans. See Note 7 to the accompanying consolidated financial statements.
Restructuring and Other Charges. During the three-month periods ended October 1, 2016 and September 26, 2015, we recorded restructuring charges of $42 million and $19 million, respectively, in connection with our restructuring plans, consisting of severance and benefit costs, lease termination and store closure costs, and other cash charges. In addition, during the three months ended September 26, 2015, we recorded other charges of $12 million primarily related to the settlement of certain litigation claims. See Note 8 to the accompanying consolidated financial statements.
Operating Income.    Operating income decreased by $154 million, or 66.8%, to $76 million for the three months ended October 1, 2016, from $230 million for the three months ended September 26, 2015. Our operating results during the three-month periods ended October 1, 2016 and September 26, 2015 were negatively impacted by charges of $150 million and $26 million, respectively, recorded in connection with our restructuring plans. In addition, the three months ended September 26, 2015 were negatively impacted by other charges of $12 million primarily related to the settlement of certain litigation claims, as previously discussed. The decline in operating income also included a net unfavorable foreign currency effect of $19 million, primarily related to the weakening of the British Pound Sterling, partially offset by the strengthening of the Japanese Yen, both against the U.S. Dollar. Operating income as a percentage of net revenues declined 750 basis points to 4.2% for the three months ended October 1, 2016, from 11.7% for the three months ended September 26, 2015. The overall decline in operating income as a percentage of net revenues was primarily driven by the decrease in our gross profit margin and the increase in restructuring and other charges and impairment of assets, as well as the increase in SG&A expenses as a percentage of net revenues, all as previously discussed.

Operating income and margin for each of our three reportable segments are provided below:

	Three Months Ended
	October 1, 2016		September 26, 2015
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
Wholesale	$203	24.5%	$247	26.6%	$(44)	(210 bps)
Retail	19	2.0%	123	12.3%	(104)	(1,030 bps)
Licensing	44	92.3%	42	89.3%	2	300 bps
	266		412		(146)
Unallocated corporate expenses	(148)		(151)		3
Unallocated restructuring and other charges	(42)		(31)		(11)
Total operating income	$76	4.2%	$230	11.7%	$(154)	(750 bps)
Wholesale operating margin declined by 210 basis points, primarily due to the unfavorable impact of 170 basis points related to higher non-cash charges recorded in connection with our restructuring plans during the three months ended October 1, 2016 as compared to the comparable prior year period, as well as net unfavorable foreign currency effects of 150 basis points. This decline in operating margin was partially offset by the favorable impact of 110 basis points related to increased profitability in our core wholesale business, largely driven by a decrease in SG&A expenses as a percentage of net revenues, and improved performance of our international operations due in part to lower levels of promotional activity, partially offset by the impact of a more competitive domestic retail environment.
Retail operating margin declined by 1,030 basis points, primarily due to the unfavorable impact of 930 basis points related to higher non-cash charges recorded in connection with our restructuring plans during the three months ended October 1, 2016 as compared to the comparable prior year period, as well as net unfavorable foreign currency effects of 80 basis points. The remaining 20 basis point decline in operating margin was attributable to decreased profitability in our core retail business, largely driven by the unfavorable impact of a more competitive domestic retail environment and an increase in SG&A expenses as a percentage of net revenues, partially offset by improved performance of our international operations due in part to lower levels of promotional activity.
Licensing operating margin improved by 300 basis points due to a decrease in SG&A expenses as a percentage of net revenues.
Unallocated corporate expenses decreased by $3 million to $148 million during the three months ended October 1, 2016, from $151 million during the three months ended September 26, 2015. The decrease in unallocated corporate expenses was primarily due to lower compensation-related costs of $19 million and lower consulting fees of $3 million. These decreases were partially offset by higher marketing and advertising expenses of $5 million, higher sourcing-related charges of $5 million, higher depreciation and amortization expense of $3 million, and higher other operating expenses of $6 million.
Unallocated restructuring and other charges increased by $11 million to $42 million during the three months ended October 1, 2016, from $31 million during the three months ended September 26, 2015, as previously discussed above and in Note 8 to the accompanying consolidated financial statements.
Non-operating Expense, net. Non-operating expense, net is comprised of net foreign currency gains (losses), interest expense, interest and other income, net, and equity in losses from our equity-method investees. Non-operating expense, net decreased by $8 million to $3 million for the three months ended October 1, 2016 from $11 million for the three months ended September 26, 2015. The decline in non-operating expense, net was primarily driven by higher net foreign currency gains, largely related to the net favorable revaluation and settlement of foreign currency-denominated intercompany receivables and payables, inclusive of the impact of forward foreign currency exchange contracts, as compared to the prior fiscal year period (foreign currency gains (losses) do not result from the translation of the operating results of our foreign subsidiaries to U.S. Dollars).

Provision for Income Taxes.    The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes decreased by $31 million, or 52.9%, to $28 million for the three months ended October 1, 2016, from $59 million for the three months ended September 26, 2015. The decrease in the provision for income taxes was primarily due to the decline in pretax income, partially offset by an increase in our reported effective tax rate of 1,090 basis points, to 38.0% for the three months ended October 1, 2016, from 27.1% for the three months ended September 26, 2015. The higher effective tax rate for the three months ended October 1, 2016 was primarily due to additional income tax reserves largely associated with an income tax audit, as well as the absence of income tax benefits resulting from a change to the assessment period associated with certain tax liabilities during the three months ended September 26, 2015. The effective tax rate differs from the statutory tax rate due to the effect of state and local taxes, tax rates in foreign jurisdictions, and certain nondeductible expenses. Our effective tax rate will change from period to period based on various factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.
Net Income.    Net income decreased by $115 million, or 71.4%, to $45 million for the three months ended October 1, 2016, from $160 million for the three months ended September 26, 2015. The decline in net income was primarily due to the $154 million decrease in operating income, partially offset by the $31 million reduction in our provision for income taxes, as previously discussed. Our operating results during the three-month periods ended October 1, 2016 and September 26, 2015 were negatively impacted by charges of $150 million and $26 million, respectively, recorded in connection with our restructuring plans, as well as $12 million of other charges recorded during the three months ended September 26, 2015 primarily related to the settlement of certain litigation claims, which together had an after-tax effect of reducing net income by $113 million and $24 million, respectively.
Net Income per Diluted Share.    Net income per diluted share declined by $1.31, or 70.4%, to $0.55 per share for the three months ended October 1, 2016, from $1.86 per share for the three months ended September 26, 2015. The decline was due to lower net income, as previously discussed, partially offset by lower weighted-average diluted shares outstanding during the three months ended October 1, 2016 driven by our share repurchases over the last twelve months. Net income per diluted share for the three-month periods ended October 1, 2016 and September 26, 2015 was negatively impacted by approximately $1.35 per share and $0.27 per share, respectively, as a result of charges recorded in connection with our restructuring plans, as well as other charges recorded during the three months ended September 26, 2015 primarily related to the settlement of certain litigation claims, as previously discussed.

Six Months Ended October 1, 2016 Compared to Six Months Ended September 26, 2015
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Six Months Ended
	October 1, 2016	September 26, 2015	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$3,373	$3,588	$(215)	(6.0%)
Cost of goods sold(a)	(1,524)	(1,509)	(15)	1.0%
Gross profit	1,849	2,079	(230)	(11.1%)
Gross profit as % of net revenues	54.8%	57.9%		(310 bps)
Selling, general, and administrative expenses(a)	(1,618)	(1,661)	43	(2.6%)
SG&A expenses as % of net revenues	48.0%	46.3%		170 bps
Amortization of intangible assets	(12)	(12)	—	4.4%
Impairment of assets	(46)	(15)	(31)	NM
Restructuring and other charges	(128)	(65)	(63)	96.4%
Operating income	45	326	(281)	(86.2%)
Operating income as % of net revenues	1.3%	9.1%		(780 bps)
Foreign currency gains (losses)	3	(6)	9	NM
Interest expense	(7)	(8)	1	(7.6%)
Interest and other income, net	3	3	—	15.6%
Equity in losses of equity-method investees	(4)	(6)	2	(36.7%)
Income before income taxes	40	309	(269)	(86.9%)
Provision for income taxes	(17)	(85)	68	(80.0%)
Effective tax rate(b)	42.2%	27.6%		1,460 bps
Net income	$23	$224	$(201)	(89.5%)
Net income per common share:
Basic	$0.28	$2.60	$(2.32)	(89.2%)
Diluted	$0.28	$2.58	$(2.30)	(89.1%)

(a)	Includes total depreciation expense of $142 million and $139 million for the six-month periods ended October 1, 2016 and September 26, 2015, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.
NM Not meaningful.
Net Revenues.    Net revenues decreased by $215 million, or 6.0%, to $3.373 billion for the six months ended October 1, 2016 from $3.588 billion for the six months ended September 26, 2015. On a constant currency basis, net revenues decreased by $225 million, or 6.3%.

Net revenues for our three business segments, as well as a discussion of the changes in each segment's net revenues from the comparable prior year period, are provided below:

	Six Months Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	October 1, 2016	September 26, 2015	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
Wholesale	$1,438	$1,569	$(131)	$(4)	$(127)	(8.3%)	(8.1%)
Retail	1,849	1,931	(82)	13	(95)	(4.2%)	(4.9%)
Licensing	86	88	(2)	1	(3)	(3.0%)	(4.1%)
Total net revenues	$3,373	$3,588	$(215)	$10	$(225)	(6.0%)	(6.3%)
Wholesale net revenues — Net revenues decreased by $131 million, or 8.3%, during the six months ended October 1, 2016 as compared to the six months ended September 26, 2015, including net unfavorable foreign currency effects of $4 million, primarily related to the weakening of the British Pound Sterling and the Canadian Dollar, partially offset by the strengthening of the Japanese Yen and the Euro, all against the U.S. Dollar. On a constant currency basis, net revenues decreased by $127 million, or 8.1%.
The $131 million net decline in Wholesale net revenues was driven by a $193 million, or 15.9%, net decrease related to our business in the Americas, reflecting lower sales across all of our major apparel and accessories businesses, particularly our womenswear business, due in part to a decline in traffic, which contributed to a more competitive retail environment. This decline was partially offset by a $65 million, or 20.0%, net increase related to our European business, reflecting increased sales across all of our major apparel and accessories businesses due to stronger demand and lower levels of promotional activity, partially offset by net unfavorable foreign currency effects of $5 million. On a constant currency basis, net revenues related to our European business increased by $70 million, or 21.8%.
Retail net revenues — Net revenues decreased by $82 million, or 4.2%, during the six months ended October 1, 2016 as compared to the six months ended September 26, 2015, including net favorable foreign currency effects of $13 million, primarily related to the strengthening of the Japanese Yen and the Euro, partially offset by the weakening of the British Pound Sterling and the Canadian Dollar, all against the U.S. Dollar. On a constant currency basis, net revenues decreased by $95 million, or 4.9%.
The $82 million net decline in Retail net revenues was driven by:

•
a $110 million net decline in consolidated comparable store sales, including net favorable foreign currency effects of $12 million. Our total comparable store sales decreased by $122 million on a constant currency basis, driven by lower sales from certain of our domestic and international retail stores due in part to a decline in traffic, as well as lower levels of promotional activity within our international businesses. The following table summarizes our comparable store sales percentages on both a reported and constant currency basis.

	As Reported	Constant Currency
E-commerce comparable store sales	(7%)	(6%)
Comparable store sales excluding e-commerce	(7%)	(8%)
Total comparable store sales	(7%)	(8%)
This decline was partially offset by:

•
a $28 million, or 8%, net increase in non-comparable store sales, including net favorable foreign currency effects of $1 million. On a constant currency basis, non-comparable store sales increased by $27 million, or 8%, primarily driven by new global store openings within the past twelve months, which more than offset the impact of store closings.

Our global average store count increased by 60 stores and concession shops during the six months ended October 1, 2016 compared with the six months ended September 26, 2015, due to new global store openings, primarily in Asia and Europe, partially offset by store closures.

Licensing revenues — Net revenues decreased by $2 million, or 3.0%, during the six months ended October 1, 2016 as compared to the six months ended September 26, 2015. On a constant currency basis, net revenues decreased by 4.1%.
Gross Profit.    Gross profit decreased by $230 million, or 11.1%, to $1.849 billion for the six months ended October 1, 2016 from $2.079 billion for the six months ended September 26, 2015. Gross profit during the six-month periods ended October 1, 2016 and September 26, 2015 reflected non-cash inventory-related charges of $135 million and $3 million, respectively, recorded in connection with our restructuring plans. Gross profit as a percentage of net revenues declined by 310 basis points to 54.8% for the six months ended October 1, 2016 from 57.9% for the six months ended September 26, 2015. This decline was primarily driven by higher non-cash inventory-related charges recorded in connection with our restructuring plans during the six months ended October 1, 2016 as compared to the comparable prior year period and net unfavorable foreign currency effects, partially offset by increased profitability driven by favorable geographic mix and our quality of sales initiatives, including lower levels of promotional activity within our international businesses.
Selling, General, and Administrative Expenses.    SG&A expenses decreased by $43 million, or 2.6%, to $1.618 billion for the six months ended October 1, 2016 from $1.661 billion for the six months ended September 26, 2015. This decrease included a net unfavorable foreign currency effect of $12 million, primarily related to the strengthening of the Japanese Yen and Euro, partially offset by the weakening of the British Pound Sterling, all against the U.S. Dollar. SG&A expenses as a percentage of net revenues increased to 48.0% for the six months ended October 1, 2016 from 46.3% for the six months ended September 26, 2015. The 170 basis point increase was primarily due to operating deleverage on lower net revenues, as previously discussed, and an increase in operating expenses in support of the continued investment in, and expansion of, our retail businesses (which typically carry higher operating expense margins) through new store and concession shop openings (as previously discussed); increased investments in our facilities and infrastructure; and investments in new business initiatives. These increases were partially offset by our operational discipline and cost savings associated with our restructuring activities.
The $43 million net decline in SG&A expenses was driven by:

Six Months Ended October 1, 2016 Compared to Six Months Ended September 26, 2015
(millions)
SG&A expense category:
Compensation-related expenses	$(27)
Marketing and advertising expenses	(16)
Consulting fees	(7)
Other	7
Total change in SG&A expenses	$(43)
Amortization of Intangible Assets.    Amortization of intangible assets remained flat at $12 million during the six-month periods ended October 1, 2016 and September 26, 2015.
Impairment of Assets. During the six-month periods ended October 1, 2016 and September 26, 2015, we recorded non-cash impairment charges of $46 million and $15 million, respectively, primarily to write off certain fixed assets related to our domestic and international stores and shop-within-shops in connection with our restructuring plans. See Note 7 to the accompanying consolidated financial statements.
Restructuring and Other Charges. During the six-month periods ended October 1, 2016 and September 26, 2015, we recorded restructuring charges of $128 million and $53 million, respectively, in connection with our restructuring plans, consisting of severance and benefit costs, lease termination and store closure costs, and other cash charges. In addition, during the six months ended September 26, 2015, we recorded other charges of $12 million primarily related to the settlement of certain litigation claims. See Note 8 to the accompanying consolidated financial statements.

Operating Income.    Operating income decreased by $281 million, or 86.2%, to $45 million for the six months ended October 1, 2016, from $326 million for the six months ended September 26, 2015. Our operating results during the six-month periods ended October 1, 2016 and September 26, 2015 were negatively impacted by charges of $309 million and $71 million, respectively, recorded in connection with our restructuring plans. In addition, the six months ended September 26, 2015 were negatively impacted by other charges of $12 million primarily related to the settlement of certain litigation claims, as previously discussed. The $281 million decline in operating income also included a net unfavorable foreign currency effect of $26 million, primarily related to the weakening of the British Pound Sterling and the Canadian Dollar, partially offset by the strengthening of the Japanese Yen, all against the U.S. Dollar. Operating income as a percentage of net revenues declined 780 basis points to 1.3% for the six months ended October 1, 2016, from 9.1% for the six months ended September 26, 2015. The overall decline in operating income as a percentage of net revenues was primarily driven by the decrease in our gross profit margin and the increase in restructuring and other charges and impairment of assets, as well as the increase in SG&A expenses as a percentage of net revenues, all as previously discussed.
Operating income and margin for each of our three reportable segments are provided below:

	Six Months Ended
	October 1, 2016		September 26, 2015
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
Wholesale	$336	23.4%	$384	24.4%	$(48)	(100 bps)
Retail	82	4.4%	233	12.0%	(151)	(760 bps)
Licensing	78	91.1%	78	89.0%	—	210 bps
	496		695		(199)
Unallocated corporate expenses	(323)		(304)		(19)
Unallocated restructuring and other charges	(128)		(65)		(63)
Total operating income	$45	1.3%	$326	9.1%	$(281)	(780 bps)
Wholesale operating margin declined by 100 basis points, primarily due to the unfavorable impact of 140 basis points related to higher non-cash charges recorded in connection with our restructuring plans during the six months ended October 1, 2016 as compared to the comparable prior year period, as well as net unfavorable foreign currency effects of 100 basis points. This decline in operating margin was partially offset by the favorable impact of 140 basis points related to increased profitability in our core wholesale business, largely driven by a decrease in SG&A expenses as a percentage of net revenues, and improved performance of our international operations due in part to lower levels of promotional activity and favorable product mix, partially offset by the impact of a more competitive domestic retail environment.
Retail operating margin declined by 760 basis points, primarily due to the unfavorable impact of 770 basis points related to higher non-cash charges recorded in connection with our restructuring plans during the six months ended October 1, 2016 as compared to the comparable prior year period, as well as net unfavorable foreign currency effects of 70 basis points. This decline in operating margin was partially offset by the favorable impact of 80 basis points related to increased profitability in our core retail business, largely driven by improved performance of our international operations due in part to lower levels of promotional activity, partially offset by the impact of a more competitive domestic retail environment and an increase in SG&A expenses as a percentage of net revenues.
Licensing operating margin improved by 210 basis points due to a decrease in SG&A expenses as a percentage of net revenues.
Unallocated corporate expenses increased by $19 million to $323 million during the six months ended October 1, 2016, from $304 million during the six months ended September 26, 2015. The increase in unallocated corporate expenses was primarily due to higher depreciation and amortization expense of $7 million, higher marketing and advertising expenses of $6 million, higher sourcing-related charges of $6 million, and higher other operating expenses of $11 million. These increases were partially offset by a decline in consulting fees of $6 million and a decline in compensation-related expenses of $5 million.

Unallocated restructuring and other charges increased by $63 million to $128 million during the six months ended October 1, 2016 from $65 million during the six months ended September 26, 2015, as previously discussed above and in Note 8 to the accompanying consolidated financial statements.
Non-operating Expense, net. Non-operating expense, net decreased by $12 million to $5 million for the six months ended October 1, 2016 from $17 million for the six months ended September 26, 2015. The decline in non-operating expense, net was primarily driven by higher net foreign currency gains, largely related to the net favorable revaluation and settlement of foreign currency-denominated intercompany receivables and payables, inclusive of the impact of forward foreign currency exchange contracts, as compared to the prior fiscal year period.
Provision for Income Taxes.    The provision for income taxes decreased by $68 million, or 80.0%, to $17 million for the six months ended October 1, 2016, from $85 million for the six months ended September 26, 2015. The decrease in the provision for income taxes was primarily due to the decline in pretax income, partially offset by an increase in our reported effective tax rate of 1,460 basis points, to 42.2% for the six months ended October 1, 2016 from 27.6% for the six months ended September 26, 2015. The higher effective tax rate for the six months ended October 1, 2016 was primarily due to additional income tax reserves largely associated with an income tax settlement and certain income tax audits.
Net Income.    Net income decreased by $201 million, or 89.5%, to $23 million for the six months ended October 1, 2016, from $224 million for the six months ended September 26, 2015. The decline in net income was primarily due to the decrease in operating income, partially offset by the reduction in our provision for income taxes, as previously discussed. Our operating results during the six-month periods ended October 1, 2016 and September 26, 2015 were negatively impacted by charges of $309 million and $71 million, respectively, recorded in connection with our restructuring plans, as well as $12 million of other charges recorded during the six months ended September 26, 2015 primarily related to the settlement of certain litigation claims, which together had an after-tax effect of reducing net income by $225 million and $55 million, respectively.
Net Income per Diluted Share.    Net income per diluted share declined by $2.30, or 89.1%, to $0.28 per share for the six months ended October 1, 2016, from $2.58 per share for the six months ended September 26, 2015. The decline was due to lower net income, as previously discussed, partially offset by lower weighted-average diluted shares outstanding during the six months ended October 1, 2016 driven by our share repurchases over the last twelve months. Net income per diluted share for the six-month periods ended October 1, 2016 and September 26, 2015 was negatively impacted by approximately $2.68 per share and $0.62 per share, respectively, as a result of charges recorded in connection with our restructuring plans, as well as other charges recorded during the six months ended September 26, 2015 primarily related to the settlement of certain litigation claims, as previously discussed.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of October 1, 2016 and April 2, 2016:

	October 1, 2016	April 2, 2016	$ Change
	(millions)
Cash and cash equivalents	$434	$456	$(22)
Short-term investments	531	629	(98)
Non-current investments(a)	122	187	(65)
Short-term debt	(95)	(116)	21
Long-term debt(b)	(597)	(597)	—
Net cash and investments(c)	$395	$559	$(164)
Equity	$3,598	$3,744	$(146)

(a)	Recorded within other non-current assets in our consolidated balance sheets.

(b)	See Note 10 to the accompanying consolidated financial statements for discussion of the carrying value of our long-term debt as of October 1, 2016 and April 2, 2016.

(c)	"Net cash and investments" is defined as cash and cash equivalents, plus short-term and non-current investments, less total debt.
The decline in our net cash and investments position at October 1, 2016 as compared to April 2, 2016 was primarily due to our use of cash to invest in our business through $165 million in capital expenditures, to support Class A common stock repurchases of $115 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, and to make dividend payments of $82 million, partially offset by our operating cash flows of $232 million.
The decline in equity was attributable to our share repurchase activity and dividends declared, partially offset by our comprehensive income and the net impact of stock-based compensation arrangements during the six months ended October 1, 2016.
Cash Flows
The following table details our cash flows for the six-month periods ended October 1, 2016 and September 26, 2015:

	Six Months Ended
	October 1, 2016	September 26, 2015	$ Change
	(millions)
Net cash provided by operating activities	$232	$366	$(134)
Net cash used in investing activities	(13)	(311)	298
Net cash used in financing activities	(227)	(176)	(51)
Effect of exchange rate changes on cash and cash equivalents	(14)	1	(15)
Net decrease in cash and cash equivalents	$(22)	$(120)	$98

Net Cash Provided by Operating Activities.    Net cash provided by operating activities decreased to $232 million during the six months ended October 1, 2016, as compared to $366 million during the six months ended September 26, 2015. The $134 million net decrease in cash provided by operating activities was due to a net unfavorable change related to our operating assets and liabilities, including our working capital, as well as a decline in net income before non-cash charges. The net decrease related to our working capital was primarily driven by:

•	unfavorable changes in our (i) accounts payable and accrued liabilities and (ii) prepaid expenses and other current assets, both largely driven by the timing of payments; and

•	an unfavorable change in our accounts receivable, largely driven by the timing of cash collections.
These decreases related to our working capital were partially offset by a decline in our inventory levels, largely driven by our inventory management initiatives, lower sourcing costs, and the timing of inventory receipts.
Net Cash Used in Investing Activities.    Net cash used in investing activities was $13 million during the six months ended October 1, 2016, as compared to $311 million during the six months ended September 26, 2015. The $298 million net decrease in cash used in investing activities was primarily driven by:

•
a $247 million increase in proceeds from sales and maturities of investments, less cash used to purchase investments. During the six months ended October 1, 2016, we made net investment sales of $155 million, as compared to net investment purchases of $92 million during the six months ended September 26, 2015; and

•
a $37 million decline in capital expenditures. During the six months ended October 1, 2016, we spent $165 million on capital expenditures, as compared to $202 million during the six months ended September 26, 2015. Our capital expenditures during the six months ended October 1, 2016 primarily related to our global retail store expansion, department store renovations, enhancements to our global information technology systems, and further development of our infrastructure.

Net Cash Used in Financing Activities.    Net cash used in financing activities was $227 million during the six months ended October 1, 2016, as compared to $176 million during the six months ended September 26, 2015. The $51 million net increase in cash used in financing activities was primarily driven by:

•
a $216 million increase in cash used to repay debt, less proceeds from debt issuances. During the six months ended October 1, 2016, we repaid $26 million of borrowings previously outstanding under our credit facilities and received $5 million in net proceeds related to our commercial paper note issuances and repayments. On a comparative basis, during the six months ended September 26, 2015, we received $299 million in proceeds from our issuance of 2.625% unsecured senior notes in August 2015, which was partially offset by net repayments of $104 million related to our commercial paper note issuances and repayments; and

•	a $17 million decline in proceeds from the exercise of stock options.
These increases in cash used in financing activities were partially offset by:

•
a $184 million decline in cash used to repurchase shares of our Class A common stock. During the six months ended October 1, 2016, we used $100 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $15 million in shares of Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our long-term stock incentive plans. On a comparative basis, during the six months ended September 26, 2015, we used $280 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $19 million in shares of Class A common stock were surrendered or withheld for taxes.

Sources of Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, our available cash and cash equivalents and short-term investments, availability under our credit facilities, our issuances of commercial paper notes, and other available financing options.
During the six months ended October 1, 2016, we generated $232 million of net cash flows from our operations. As of October 1, 2016, we had $965 million in cash, cash equivalents, and short-term investments, of which $945 million were held by our subsidiaries domiciled outside the U.S. We are not dependent on foreign cash to fund our domestic operations and do not expect to repatriate these balances to meet our domestic cash needs. However, if our plans change and we choose to repatriate any funds to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.
The following table presents our total availability, borrowings outstanding, and remaining availability under our credit facilities and Commercial Paper Program as of October 1, 2016:

	October 1, 2016
Description(a)	Total Availability	Borrowings Outstanding		Remaining Availability
	(millions)
Global Credit Facility and Commercial Paper Program(b)	$500	$103	(c)	$397
Pan-Asia Credit Facilities	58	—		58

(a)	As defined in Note 10 to the accompanying consolidated financial statements.

(b)
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility. Accordingly, we do not expect combined borrowings outstanding under the Commercial Paper Program and the Global Credit Facility to exceed $500 million.

(c)
Comprised of $95 million of borrowings outstanding under the Commercial Paper Program, which are classified as short-term debt within the consolidated balance sheet, and $8 million of outstanding letters of credit for which we were contingently liable under the Global Credit Facility as of October 1, 2016.

We believe that our Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of October 1, 2016, there were nine financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 20%. Borrowings under the Pan-Asia Credit Facilities are guaranteed by the parent company and are granted at the sole discretion of the participating regional branches of JPMorgan Chase (the "Banks"), subject to availability of the Banks' funds and satisfaction of certain regulatory requirements. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Global Credit Facility and the Pan-Asia Credit Facilities in the event of our election to draw funds in the foreseeable future.
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

Common Stock Repurchase Program
As of October 1, 2016, the remaining availability under our Class A common stock repurchase program was $200 million, reflecting the May 11, 2016 approval by our Board of Directors to expand the program by up to an additional $200 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions.
See Note 14 to the accompanying consolidated financial statements for additional information relating to our common stock repurchase program.
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
The Global Credit Facility contains a number of covenants, as described in Note 10 to the accompanying consolidated financial statements. As of October 1, 2016, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility. The Pan-Asia Credit Facilities do not contain any financial covenants.
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

As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts will fail to meet their contractual obligations. To mitigate this counterparty credit risk, we have a policy of only entering into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. Our established policies and procedures for mitigating credit risk from derivative transactions include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties, when possible, to mitigate credit risk associated with our derivative instruments. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of October 1, 2016. However, we do have in aggregate $4 million of derivative instruments in net asset positions with two creditworthy financial institutions.
Foreign Currency Risk Management
We manage our exposure to changes in foreign currency exchange rates through the use of forward foreign currency exchange and cross-currency swap contracts. See Note 12 to the accompanying consolidated financial statements for a summary of the notional amounts and fair values of our forward foreign currency exchange and cross-currency swap contracts outstanding as of October 1, 2016.
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

Investment Risk Management
As of October 1, 2016, we had cash and cash equivalents on-hand of $434 million, consisting of deposits in interest bearing accounts and investments in money market funds and time deposits with original maturities of 90 days or less. Our other significant investments included $531 million of short-term investments, consisting of time deposits and corporate bonds with original maturities greater than 90 days; $46 million of restricted cash placed in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters; and $122 million of non-current investments, consisting of time deposits with maturities greater than one year.
We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed further below. Our investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in our investment policy. See Note 12 to the accompanying consolidated financial statements for further detail of the composition of our investment portfolio as of October 1, 2016.
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
Goodwill Impairment Assessment
We performed our annual goodwill impairment assessment using a qualitative approach as of the beginning of the second quarter of Fiscal 2017. In performing the assessment, we identified and considered the significance of relevant key factors, events, and circumstances that affected the fair values and/or carrying amounts of our reporting units. These factors included external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as our actual and planned financial performance. Additionally, the results of our most recent quantitative goodwill impairment test indicated that the fair values of our reporting units significantly exceeded their respective carrying values. Based on the results of our qualitative goodwill impairment assessment, we concluded that it is not more likely than not that the fair values of our reporting units are less than their respective carrying values, and there were no reporting units at risk of impairment.
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
The Company carried out an evaluation based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level as of October 1, 2016. Except as discussed below, there has been no change in the Company's internal control over financial reporting during the fiscal quarter ended October 1, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Global Operating and Financial Reporting System Implementation
We are in the process of implementing a global operating and financial reporting information technology system, SAP, as part of a multi-year plan to integrate and upgrade our systems and processes. The implementation of this global system is scheduled to continue in phases over the next several years. We substantially completed the migration of our North America operations to SAP during the Company's fiscal year ended March 28, 2015, and we are currently in the process of executing the migration of our European operations to SAP, which is expected to be completed during the fiscal year ending March 31, 2018.
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
We cannot predict whether quotas, duties, taxes, or other similar restrictions will be imposed by the U.S., the European Union, Asia, or other countries upon the import or export of our products in the future, or what effect any of these actions would have, if any, on our business, results of operations, and financial condition. Changes in regulatory, geopolitical, social, economic, or monetary policies and other factors, including those which may result from the United Kingdom's referendum vote to exit the European Union as discussed below or the outcome of the 2016 U.S. presidential election, if any, may have a material adverse effect on our business in the future, or may require us to exit a particular market or significantly modify our current business practices.
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
No shares of the Company's Class B common stock were converted into Class A common stock during the three months ended October 1, 2016.

(b)	Not Applicable

(c)	Stock Repurchases
The following table sets forth the repurchases of shares of the Company's Class A common stock during the three months ended October 1, 2016:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(a)
						(millions)
July 3, 2016 to July 30, 2016	—		$—	—		$200
July 31, 2016 to August 27, 2016	—		—	—		200
August 28, 2016 to October 1, 2016	81,106	(b)	98.44	79,891	(c)	200
	81,106			79,891

(a)	Repurchases of shares of Class A common stock are subject to overall business and market conditions.

(b)	Includes 1,215 shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.

(c)
Represents additional shares delivered to the Company at the conclusion of its accelerated share repurchase program, which was entered into during June 2016. See Note 14 to the accompanying consolidated financial statements.

Item 5.	Other Information.
Amendment to the Employment Agreement of Valérie Hermann
On November 9, 2016, the Company entered into Amendment No. 1 (the "Hermann Amendment") to the amended and restated employment agreement, effective as of April 4, 2016, between the Company and Valérie Hermann, to reflect her appointment as the Company's President, Global Brands. Ms. Hermann previously served as the Company's Global Brand President, Luxury, Women's Collections, and World of Accessories. The terms of the Hermann Amendment commenced effective as of September 22, 2016.

Under the Hermann Amendment, if the Company terminates Ms. Hermann's employment for any reason other than death, disability or Cause, or Ms. Hermann voluntarily terminates her employment for Good Reason (each as defined in Ms. Hermann's employment agreement), she will be entitled to receive an amount equal to her then current base salary for a severance period equal to the longer of the balance of the term of her employment (up to a maximum of two years) and one year from the date of such termination, plus a lump sum amount at the end of the severance period equal to 175% of her base salary. She will also receive a pro-rated bonus under the Company's Executive Officer Annual Incentive Plan, based on actual performance, for the year of termination.
Pursuant to the Hermann Amendment, Ms. Hermann will receive a one-time special equity award under the Company's 2010 Incentive Plan with a value of approximately $2,500,000, to be granted on or about November 8, 2016. This one-time special equity award will be granted as follows: (i) $1,250,000 in the form of performance share units that will vest, subject to continued service on the vesting date, within 90 days following the last day of the Company's fiscal year ending March 30, 2019 after certification of the Company's achievement of the applicable performance goals; and (ii) $1,250,000 in the form of time-based restricted stock units that will vest in full on May 8, 2019, subject to continued service on the vesting date.
The foregoing description of the Hermann Amendment is qualified in its entirety by the Hermann Amendment, which is attached hereto as Exhibit 10.1.

Item 6.	Exhibits.

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1/A (File No. 333-24733) filed June 10, 1997).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Form 8-K filed August 16, 2011).
3.3	Third Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Form 8-K filed February 5, 2014).
10.1*	Amendment No. 1 to the Amended and Restated Employment Agreement, dated as of November 9, 2016, between the Company and Valérie Hermann.†
12.1*	Computation of Ratio of Earnings to Fixed Charges.
31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a).
31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a).
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at October 1, 2016 and April 2, 2016, (ii) the Consolidated Statements of Operations for the three-month and six-month periods ended October 1, 2016 and September 26, 2015, (iii) the Consolidated Statements of Comprehensive Income for the three-month and six-month periods ended October 1, 2016 and September 26, 2015, (iv) the Consolidated Statements of Cash Flows for the six-month periods ended October 1, 2016 and September 26, 2015, and (v) the Notes to the Consolidated Financial Statements.

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

RALPH LAUREN CORPORATION

	By:	/S/ JANE HAMILTON NIELSEN
Jane Hamilton Nielsen
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 10, 2016

