Form 10-Q
period 2016-12-31
RALPH LAUREN CORP
filed 2017-02-09
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
At February 3, 2017, 56,331,353 shares of the registrant's Class A common stock, $.01 par value, and 25,881,276 shares of the registrant's Class B common stock, $.01 par value, were outstanding.

RALPH LAUREN CORPORATION
INDEX

		Page

PART I. FINANCIAL INFORMATION (Unaudited)
Item 1.	Financial Statements:
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Comprehensive Income	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	59
Item 4.	Controls and Procedures	59

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	60
Item 1A.	Risk Factors	60
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61
Item 6.	Exhibits	62
Signatures		63

EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101	INSTANCE DOCUMENT
EX-101	SCHEMA DOCUMENT
EX-101	CALCULATION LINKBASE DOCUMENT
EX-101	LABELS LINKBASE DOCUMENT
EX-101	PRESENTATION LINKBASE DOCUMENT
EX-101	DEFINITION LINKBASE DOCUMENT

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	April 2, 2016
	(millions) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$928	$456
Short-term investments	453	629
Accounts receivable, net of allowances of $213 million and $254 million	285	517
Inventories	984	1,125
Income tax receivable	63	58
Prepaid expenses and other current assets	321	268
Total current assets	3,034	3,053
Property and equipment, net	1,514	1,583
Deferred tax assets	91	119
Goodwill	900	918
Intangible assets, net	225	244
Other non-current assets	202	296
Total assets	$5,966	$6,213
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$—	$116
Accounts payable	158	151
Income tax payable	38	33
Accrued expenses and other current liabilities	955	898
Total current liabilities	1,151	1,198
Long-term debt	589	597
Non-current liability for unrecognized tax benefits	77	81
Other non-current liabilities	539	593
Commitments and contingencies (Note 13)
Total liabilities	2,356	2,469
Equity:
Class A common stock, par value $.01 per share; 101.5 million and 101.0 million shares issued; 56.3 million and 57.0 million shares outstanding	1	1
Class B common stock, par value $.01 per share; 25.9 million shares issued and outstanding	—	—
Additional paid-in-capital	2,299	2,258
Retained earnings	5,997	6,015
Treasury stock, Class A, at cost; 45.2 million and 44.0 million shares	(4,464)	(4,349)
Accumulated other comprehensive loss	(223)	(181)
Total equity	3,610	3,744
Total liabilities and equity	$5,966	$6,213
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
	(millions, except per share data) (unaudited)
Net sales	$1,670	$1,899	$4,957	$5,399
Licensing revenue	44	47	130	135
Net revenues	1,714	1,946	5,087	5,534
Cost of goods sold(a)	(731)	(852)	(2,255)	(2,361)
Gross profit	983	1,094	2,832	3,173
Selling, general, and administrative expenses(a)	(772)	(833)	(2,390)	(2,494)
Amortization of intangible assets	(6)	(5)	(18)	(17)
Impairment of assets	(11)	(9)	(57)	(24)
Restructuring and other charges	(66)	(58)	(194)	(123)
Total other operating expenses, net	(855)	(905)	(2,659)	(2,658)
Operating income	128	189	173	515
Foreign currency gains (losses)	(2)	(3)	1	(9)
Interest expense	(4)	(6)	(11)	(14)
Interest and other income, net	3	2	6	5
Equity in losses of equity-method investees	(1)	(1)	(5)	(7)
Income before income taxes	124	181	164	490
Provision for income taxes	(42)	(50)	(59)	(135)
Net income	$82	$131	$105	$355
Net income per common share:
Basic	$0.98	$1.55	$1.26	$4.15
Diluted	$0.98	$1.54	$1.25	$4.11
Weighted average common shares outstanding:
Basic	82.6	84.9	82.9	85.7
Diluted	83.3	85.5	83.6	86.3
Dividends declared per share	$0.50	$0.50	$1.50	$1.50
(a) Includes total depreciation expense of:	$(72)	$(71)	$(214)	$(210)

See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
	(millions) (unaudited)
Net income	$82	$131	$105	$355
Other comprehensive income (loss), net of tax:
Foreign currency translation losses	(89)	(26)	(87)	(13)
Net gains (losses) on cash flow hedges	45	(8)	43	(24)
Net gains on defined benefit plans	1	1	2	2
Other comprehensive loss, net of tax	(43)	(33)	(42)	(35)
Total comprehensive income	$39	$98	$63	$320

See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31, 2016	December 26, 2015
	(millions) (unaudited)
Cash flows from operating activities:
Net income	$105	$355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	232	227
Deferred income tax expense (benefit)	10	(4)
Equity in losses of equity-method investees	5	7
Non-cash stock-based compensation expense	46	79
Non-cash impairment of assets	57	24
Non-cash restructuring-related inventory charges	149	13
Excess tax benefits from stock-based compensation arrangements	—	(9)
Other non-cash charges	18	7
Changes in operating assets and liabilities:
Accounts receivable	215	176
Inventories	(37)	(251)
Prepaid expenses and other current assets	(73)	24
Accounts payable and accrued liabilities	98	218
Income tax receivables and payables	(3)	—
Deferred income	(15)	(8)
Other balance sheet changes	43	(6)
Net cash provided by operating activities	850	852
Cash flows from investing activities:
Capital expenditures	(225)	(325)
Purchases of investments	(461)	(637)
Proceeds from sales and maturities of investments	705	591
Acquisitions and ventures	(2)	(14)
Change in restricted cash deposits	—	(6)
Net cash provided by (used in) investing activities	17	(391)
Cash flows from financing activities:
Proceeds from issuance of short-term debt	3,735	3,409
Repayments of short-term debt	(3,851)	(3,628)
Proceeds from issuance of long-term debt	—	299
Payments of capital lease obligations	(19)	(19)
Payments of dividends	(124)	(128)
Repurchases of common stock, including shares surrendered for tax withholdings	(115)	(399)
Proceeds from exercise of stock options	5	31
Excess tax benefits from stock-based compensation arrangements	—	9
Other financing activities	—	(2)
Net cash used in financing activities	(369)	(428)
Effect of exchange rate changes on cash and cash equivalents	(26)	(6)
Net increase in cash and cash equivalents	472	27
Cash and cash equivalents at beginning of period	456	500
Cash and cash equivalents at end of period	$928	$527

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
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2017 will end on April 1, 2017 and will be a 52-week period ("Fiscal 2017"). Fiscal year 2016 ended on April 2, 2016 and was a 53-week period ("Fiscal 2016"). The third quarter of Fiscal 2017 ended on December 31, 2016 and was a 13-week period. The third quarter of Fiscal 2016 ended on December 26, 2015 and was also a 13-week period.

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
Seasonality of Business
The Company's business is typically affected by seasonal trends, with higher levels of wholesale sales in its second and fourth fiscal quarters and higher retail sales in its second and third fiscal quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school, and holiday shopping periods impacting the Retail segment. In addition, fluctuations in sales, operating income, and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, the Company's operating results and cash flows for the three-month and nine-month periods ended December 31, 2016 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2017.

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
Shipping and Handling Costs
The costs associated with shipping goods to customers are reflected as a component of selling, general, and administrative ("SG&A") expenses in the consolidated statements of operations. Shipping costs were $13 million and $32 million during each of the three-month and nine-month periods ended December 31, 2016 and December 26, 2015, respectively. The costs of preparing merchandise for sale, such as picking, packing, warehousing, and order charges ("handling costs") are also included in SG&A expenses. Handling costs were $44 million and $128 million during the three-month and nine-month periods ended December 31, 2016, respectively, and $48 million and $133 million during the three-month and nine-month periods ended December 26, 2015, respectively. Shipping and handling costs billed to customers are included in revenue.
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
The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to shares used to calculate diluted net income per common share as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
	(millions)
Basic shares	82.6	84.9	82.9	85.7
Dilutive effect of stock options, restricted stock, and RSUs	0.7	0.6	0.7	0.6
Diluted shares	83.3	85.5	83.6	86.3
All earnings per share amounts have been calculated using unrounded numbers. Options to purchase shares of the Company's Class A common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding performance-based RSUs, which are included in the computation of diluted shares only to the extent that the underlying performance conditions (and applicable market condition modifiers, if any) (i) have been satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. As of December 31, 2016 and December 26, 2015, there were 2.2 million and 2.5 million, respectively, additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based RSUs that were excluded from the diluted shares calculations.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A rollforward of the activity in the Company's reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented below:

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
	(millions)
Beginning reserve balance	$229	$246	$240	$240
Amount charged against revenue to increase reserve	151	181	479	570
Amount credited against customer accounts to decrease reserve	(172)	(161)	(511)	(545)
Foreign currency translation	(7)	(2)	(7)	(1)
Ending reserve balance	$201	$264	$201	$264
An allowance for doubtful accounts is determined through an analysis of accounts receivable aging, assessments of collectability based on an evaluation of historical and anticipated trends, the financial condition of the Company's customers, and an evaluation of the impact of economic conditions, among other factors. The Company's allowance for doubtful accounts was $12 million and $14 million as of December 31, 2016 and April 2, 2016, respectively. The change in the allowance for doubtful accounts was not material during the three-month and nine-month periods ended December 31, 2016 and December 26, 2015.
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department and specialty stores around the world, and extends credit based on an evaluation of each customer's financial capacity and condition, usually without requiring collateral. In the Company's wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2016, the Company's sales to its largest wholesale customer, Macy's, Inc. ("Macy's"), accounted for approximately 11% of its total net revenues, and the Company's sales to its three largest wholesale customers (including Macy's) accounted for approximately 24% of total net revenues. As of December 31, 2016, these three key wholesale customers constituted approximately 28% of total gross accounts receivable.
Inventories
The Company holds inventory that is sold through wholesale distribution channels to major department stores and specialty retail stores. The Company also holds retail inventory that is sold in its own stores and e-commerce sites directly to consumers. Substantially all of the Company's inventories are comprised of finished goods, which are stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis. Inventory held by the Company totaled $984 million, $1.125 billion, and $1.271 billion as of December 31, 2016, April 2, 2016, and December 26, 2015, respectively.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Restricted Cash
In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-18, "Restricted Cash" ("ASU 2016-18"). ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. Accordingly, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for the Company beginning in its fiscal year 2019, with early adoption permitted, and must be adopted using a retrospective approach. Other than this change in presentation within the statement of cash flows, ASU 2016-18 will not have an impact on the Company's consolidated financial statements.
Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 simplifies several aspects related to the accounting for and financial statement presentation of share-based payments, including the accounting for income taxes at award settlement and forfeitures, and the classification of excess tax benefits and shares surrendered for tax withholdings in the statement of cash flows. ASU 2016-09 is effective for the Company beginning in its fiscal year 2018. The adoption methodology (i.e., prospective, retrospective, or modified retrospective) varies by amendment.
With respect to the accounting for income taxes at award settlement, ASU 2016-09 requires that all excess tax benefits and shortfalls be reflected in the provision for income taxes in the statement of operations in the period that they are realized. This reflects a change from current practice, which generally requires that such activity be recorded in equity as additional paid-in-capital. The impact of this change, which will be applied prospectively in the Company's consolidated financial statements, will depend largely on unpredictable future events and other factors, including the timing of employee stock option exercises and the value realized upon vesting or exercise of shares compared to the grant date fair value of those shares, and will likely result in increased volatility in the provision for income taxes. Additionally, ASU 2016-09 will change the classification of excess tax benefits from a financing activity to an operating activity in the Company’s consolidated statements of cash flows. The Company anticipates applying this change in classification on a retrospective basis. The other amendments of ASU 2016-09 are not expected to have a material impact on the Company’s consolidated financial statements.

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
In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers — Deferral of the Effective Date," which deferred the effective date of ASU 2014-09 by one year. Accordingly, ASU 2014-09 is effective for the Company beginning in its fiscal year 2019. The FASB has since issued several additional ASUs to further amend and clarify certain topics within ASU 2014-09. ASU 2014-09 may be applied retrospectively to all prior periods presented or through a cumulative adjustment to the opening retained earnings balance in the year of adoption. The Company is currently in the process of evaluating the impact that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

5.	Property and Equipment
Property and equipment, net consists of the following:

	December 31, 2016	April 2, 2016
	(millions)
Land and improvements	$17	$17
Buildings and improvements	456	460
Furniture and fixtures	698	727
Machinery and equipment	406	359
Capitalized software	540	460
Leasehold improvements	1,263	1,248
Construction in progress	134	216
	3,514	3,487
Less: accumulated depreciation	(2,000)	(1,904)
Property and equipment, net	$1,514	$1,583

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Other Assets and Liabilities
Prepaid expenses and other current assets consist of the following:

	December 31, 2016	April 2, 2016
	(millions)
Other taxes receivable	$119	$112
Derivative financial instruments	60	16
Prepaid rent expense	39	37
Tenant allowances receivable	16	13
Prepaid samples	11	9
Restricted cash	9	17
Prepaid advertising and marketing	6	7
Other prepaid expenses and current assets	61	57
Total prepaid expenses and other current assets	$321	$268
Other non-current assets consist of the following:

	December 31, 2016	April 2, 2016
	(millions)
Non-current investments	$82	$187
Restricted cash	33	29
Security deposits	29	32
Derivative financial instruments	19	6
Other non-current assets	39	42
Total other non-current assets	$202	$296
Accrued expenses and other current liabilities consist of the following:

	December 31, 2016	April 2, 2016
	(millions)
Accrued operating expenses	$209	$186
Accrued payroll and benefits	177	149
Accrued inventory	160	176
Other taxes payable	155	139
Restructuring reserve	85	40
Accrued capital expenditures	56	65
Dividends payable	41	41
Deferred income	34	50
Capital lease obligations	22	21
Derivative financial instruments	9	26
Other accrued expenses and current liabilities	7	5
Total accrued expenses and other current liabilities	$955	$898

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other non-current liabilities consist of the following:

	December 31, 2016	April 2, 2016
	(millions)
Capital lease obligations	$252	$266
Deferred rent obligations	208	222
Deferred tax liabilities	14	17
Derivative financial instruments	9	33
Deferred compensation	8	8
Other non-current liabilities	48	47
Total other non-current liabilities	$539	$593

7.	Impairment of Assets
During the three-month and nine-month periods ended December 31, 2016, the Company recorded non-cash impairment charges of $11 million and $57 million, respectively, primarily to write off certain fixed assets related to its domestic and international stores and shop-within-shops in connection with the Way Forward Plan (see Note 8).
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
In addition to the Way Forward Plan, the Company also expects to incur total estimated charges of approximately $20 million over the course of the fourth quarter of Fiscal 2017 and the first quarter of the Company's fiscal year ending March 31, 2018 ("Fiscal 2018") in connection with the planned departure of the Company's Chief Executive Officer (see Note 19).

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the charges recorded in connection with the Way Forward Plan during the three-month and nine-month periods ended December 31, 2016 is as follows:

	December 31, 2016
	Three Months Ended	Nine Months Ended
	(millions)
Cash-related restructuring charges:
Severance and benefit costs	$14	$116
Lease termination and store closure costs	49	64
Other cash charges	3	9
Total cash-related restructuring charges	66	189
Non-cash charges:
Impairment of assets (see Note 7)	11	57
Inventory-related charges(a)	14	149
Total non-cash charges	25	206
Total charges	$91	$395

(a)
Includes charges of $11 million and $125 million associated with the reduction of inventory out of current liquidation channels for the three-month and nine-month periods ended December 31, 2016, respectively. Inventory-related charges are recorded within cost of goods sold in the consolidated statements of operations.

A summary of the activity in the restructuring reserve related to the Way Forward Plan is as follows:

	Severance and Benefit Costs	Lease Termination and Store Closure Costs	Other Cash Charges	Total
	(millions)
Balance at April 2, 2016	$—	$—	$—	$—
Additions charged to expense	116	64	9	189
Cash payments charged against reserve	(65)	(50)	(7)	(122)
Foreign currency translation	(1)	(1)	—	(2)
Balance at December 31, 2016	$50	$13	$2	$65
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the charges recorded in connection with the Global Reorganization Plan during the three-month and nine-month periods ended December 31, 2016 and December 26, 2015, as well as the cumulative charges recorded since its inception, is as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015	Cumulative Charges
	(millions)
Cash-related restructuring charges:
Severance and benefit costs	$—	$11	$5	$49	$69
Lease termination and store closure costs	—	—	—	7	8
Other cash charges(a)	—	3	—	11	14
Total cash-related restructuring charges	—	14	5	67	91
Non-cash charges:
Impairment of assets (see Note 7)	—	9	—	24	27
Accelerated stock-based compensation expense(b)	—	9	—	9	9
Inventory-related charges(c)	—	10	—	13	20
Total non-cash charges	—	28	—	46	56
Total charges	$—	$42	$5	$113	$147

(a)	Other cash charges primarily consisted of consulting fees recorded in connection with the Global Reorganization Plan.

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
A summary of current period activity in the restructuring reserve related to the Global Reorganization Plan is as follows:

	Severance and Benefit Costs	Lease Termination and Store Closure Costs	Other Cash Charges	Total
	(millions)
Balance at April 2, 2016	$31	$6	$3	$40
Additions charged to expense	5	—	—	5
Cash payments charged against reserve	(21)	(2)	(2)	(25)
Balance at December 31, 2016	$15	$4	$1	$20
Other Charges
During both the three-month and nine-month periods ended December 26, 2015, the Company recorded other charges of $34 million related to its pending customs audit (see Note 13). Additionally, during the three-month and nine-month periods ended December 26, 2015, the Company recorded other charges of $1 million and $13 million, respectively, primarily related to the settlement of certain litigation claims.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Income Taxes
Effective Tax Rate
The Company's effective tax rate, which is calculated by dividing each fiscal period's provision for income taxes by pretax income, was 34.0% and 36.0% during the three-month and nine-month periods ended December 31, 2016, respectively, and 27.5% and 27.6% during the three-month and nine-month periods ended December 26, 2015, respectively, all in comparison to the U.S. federal statutory income tax rate of 35%. The effective tax rates for the three-month and nine-month periods ended December 31, 2016 reflected the favorable impact of the proportion of earnings generated in lower taxed foreign jurisdictions versus the U.S., partially offset by valuation allowances and adjustments recorded on deferred tax assets, certain nondeductible expenses, and unrecognized tax benefits recorded on current year tax positions. The effective tax rate for the nine months ended December 31, 2016 also reflected the unfavorable impact of additional income tax reserves associated with an income tax settlement and certain income tax audits. The effective tax rates for the three-month and nine-month periods ended December 26, 2015 were lower than the statutory income tax rate as a result of the proportion of earnings generated in lower taxed foreign jurisdictions versus the U.S. The effective tax rate for the three months ended December 26, 2015 was also favorably impacted by tax benefits associated with provision to tax return adjustments. The effective tax rate for the nine months ended December 26, 2015 was also favorably impacted by the reversal of certain tax reserves as a result of the expiration of statutes of limitations and a change in estimate related to the assessment period of certain tax liabilities, as discussed below.
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
Uncertain Income Tax Benefits
The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. The total amount of unrecognized tax benefits, including interest and penalties, was $77 million and $81 million as of December 31, 2016 and April 2, 2016, respectively, and is included within non-current liability for unrecognized tax benefits in the consolidated balance sheets. The net reduction of $4 million in unrecognized tax benefits, including interest and penalties, primarily related to settlements with taxing authorities of $12 million and state reserve releases of $3 million, partially offset by an increase of $8 million related to an income tax settlement and certain income tax audits, and an increase of $3 million related to other unrecognized tax benefit adjustments during the fiscal year.
The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $60 million as of both December 31, 2016 and April 2, 2016.
Future Changes in Unrecognized Tax Benefits
The total amount of unrecognized tax benefits relating to the Company's tax positions is subject to change based on future events including, but not limited to, settlements of ongoing tax audits and assessments and the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, the Company does not anticipate that the balance of gross unrecognized tax benefits, excluding interest and penalties, will change significantly during the next twelve months. However, the Company does expect a decrease of approximately $16 million of interest currently included in unrecognized tax benefits due to a change in tax law during the fourth quarter of Fiscal 2017. Changes in the occurrence, expected outcomes, and timing of such events could cause the Company's current estimate to change materially in the future.
The Company files a consolidated U.S. federal income tax return, as well as tax returns in various state, local, and foreign jurisdictions. The Company is generally no longer subject to examinations by the relevant tax authorities for years prior to its fiscal year ended April 1, 2006.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Debt
Debt consists of the following:

	December 31, 2016	April 2, 2016
	(millions)
$300 million 2.125% Senior Notes(a)	$298	$301
$300 million 2.625% Senior Notes(b)	291	296
Commercial paper notes	—	90
Borrowings outstanding under credit facilities	—	26
Total debt	589	713
Less: short-term debt	—	116
Total long-term debt	$589	$597

(a)
During Fiscal 2016, the Company entered into an interest rate swap contract which it designated as a hedge against changes in the fair value of its fixed-rate 2.125% Senior Notes (see Note 12). Accordingly, the carrying value of the 2.125% Senior Notes as of December 31, 2016 and April 2, 2016 reflects adjustments of $1 million and $2 million, respectively, for the change in fair value attributable to the benchmark interest rate. The carrying value of the 2.125% Senior Notes is also net of unamortized debt issuance costs and discount of $1 million as of both December 31, 2016 and April 2, 2016.

(b)
During Fiscal 2016, the Company entered into an interest rate swap contract which it designated as a hedge against changes in the fair value of its fixed-rate 2.625% Senior Notes (see Note 12). Accordingly, the carrying value of the 2.625% Senior Notes as of December 31, 2016 and April 2, 2016 reflects adjustments of $7 million and $2 million, respectively, for the change in fair value attributable to the benchmark interest rate. The carrying value of the 2.625% Senior Notes is also net of unamortized debt issuance costs and discount of $2 million as of both December 31, 2016 and April 2, 2016.

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
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility, as defined below. Accordingly, the Company does not expect combined borrowings outstanding under the Commercial Paper Program and Global Credit Facility to exceed $500 million. Commercial Paper Program borrowings may be used to support the Company's general working capital and corporate needs. Maturities of commercial paper notes vary, but cannot exceed 397 days from the date of issuance. Commercial paper notes issued under the Commercial Paper Program rank equally with the Company's other forms of unsecured indebtedness. As of December 31, 2016, there were no borrowings outstanding under the Commercial Paper Program.
Revolving Credit Facilities
Global Credit Facility
In February 2015, the Company entered into an amended and restated credit facility (which was further amended in March 2016) that provides for a $500 million senior unsecured revolving line of credit through February 11, 2020 (the "Global Credit Facility") under terms and conditions substantially similar to those previously in effect. The Global Credit Facility is also used to support the issuance of letters of credit and the maintenance of the Commercial Paper Program. Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and other currencies, including Euros, Hong Kong Dollars, and Japanese Yen. The Company has the ability to expand its borrowing availability under the Global Credit Facility to $750 million, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. As of December 31, 2016, there were no borrowings outstanding under the Global Credit Facility and the Company was contingently liable for $8 million of outstanding letters of credit.
The Global Credit Facility contains a number of covenants that, among other things, restrict the Company's ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make certain investments. The Global Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the "leverage ratio") of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus four times consolidated rent expense for the four most recent consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, (iv) consolidated rent expense, (v) restructuring and other non-recurring expenses, and (vi) acquisition-related costs. As of December 31, 2016, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company's Global Credit Facility.
Pan-Asia Credit Facilities
Certain of the Company's subsidiaries in Asia have uncommitted credit facilities with regional branches of JPMorgan Chase (the "Banks") in China and South Korea (the "Pan-Asia Credit Facilities"). These credit facilities are subject to annual renewal and may be used to fund general working capital and corporate needs of the Company's operations in the respective countries. Borrowings under the Pan-Asia Credit Facilities are guaranteed by the parent company and are granted at the sole discretion of the Banks, subject to availability of the Banks' funds and satisfaction of certain regulatory requirements. The Pan-Asia Credit Facilities do not contain any financial covenants. The Company's Pan-Asia Credit Facilities by country are as follows:

•
China Credit Facility — provides Ralph Lauren Trading (Shanghai) Co., Ltd. with a revolving line of credit of up to 100 million Chinese Renminbi (approximately $14 million) through April 6, 2017, and may also be used to support bank guarantees.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	South Korea Credit Facility — provides Ralph Lauren (Korea) Ltd. with a revolving line of credit of up to 47 billion South Korean Won (approximately $39 million) through October 31, 2017.
During the first quarter of Fiscal 2017, the Company repaid $26 million in borrowings that were previously outstanding under the Pan-Asia Credit Facilities. As of December 31, 2016, there were no borrowings outstanding under the Pan-Asia Credit Facilities.
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
The following table summarizes the Company's financial assets and liabilities that are measured and recorded at fair value on a recurring basis, excluding accrued interest components:

	December 31, 2016	April 2, 2016
	(millions)
Financial assets recorded at fair value:
Corporate bonds — non-U.S.(a)	$7	$8
Derivative financial instruments(b)	79	22
Total	$86	$30
Financial liabilities recorded at fair value:
Derivative financial instruments(b)	$18	$59
Total	$18	$59

(a)	Based on Level 1 measurements.

(b)	Based on Level 2 measurements.
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
The following table summarizes the carrying values and the estimated fair values of the Company's debt instruments:

	December 31, 2016			April 2, 2016
	Carrying Value		Fair Value(a)	Carrying Value		Fair Value(a)
	(millions)
$300 million 2.125% Senior Notes	$298	(b)	$303	$301	(b)	$306
$300 million 2.625% Senior Notes	291	(b)	303	296	(b)	308
Commercial paper notes	—		—	90		90
Borrowings outstanding under credit facilities	—		—	26		26

(a)	Based on Level 2 measurements.

(b)	See Note 10 for discussion of the carrying values of the Company's Senior Notes as of December 31, 2016 and April 2, 2016.
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
During the nine-month periods ended December 31, 2016 and December 26, 2015, the Company recorded non-cash impairment charges of $57 million and $24 million, respectively, to fully write off the carrying values of certain long-lived store and shop-within-shop assets based upon their assumed fair values of zero. The fair values of these assets were determined based on Level 3 measurements. Inputs to these fair value measurements included estimates of the amount and timing of the stores' and shop-within-shops' net future discounted cash flows based on historical experience, current trends, and market conditions. See Note 7 for further discussion of the non-cash impairment charges recorded by the Company during the fiscal periods presented.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

No goodwill impairment charges were recorded during either of the nine-month periods ended December 31, 2016 or December 26, 2015. The Company performed its annual goodwill impairment assessment using a qualitative approach as of the beginning of the second quarter of Fiscal 2017. In performing the assessment, the Company identified and considered the significance of relevant key factors, events, and circumstances that affected the fair values and/or carrying amounts of its reporting units. These factors included external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as the Company's actual and planned financial performance. Additionally, the results of the Company's most recent quantitative goodwill impairment test indicated that the fair values of its reporting units significantly exceeded their respective carrying values. Based on the results of its qualitative goodwill impairment assessment, the Company concluded that it is not more likely than not that the fair values of its reporting units are less than their respective carrying values, and there were no reporting units at risk of impairment.

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
The following table summarizes the Company's outstanding derivative instruments on a gross basis as recorded in its consolidated balance sheets as of December 31, 2016 and April 2, 2016:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	December 31, 2016	April 2, 2016	December 31, 2016		April 2, 2016		December 31, 2016		April 2, 2016
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Cash flow hedges	$594	$742	(d)	$35	PP	$1	ONCL	$1	AE	$23
IRS — Fixed-rate debt	600	600	—	—	ONCA	2	ONCL	8	ONCL	2
CCS — NI	577	630	ONCA	15	—	—	—	—	ONCL	31
Total Designated Hedges	$1,771	$1,972		$50		$3		$9		$56
Undesignated Hedges:
FC — Undesignated hedges(c)	$539	$541	PP	$29	(e)	$19	AE	$9	AE	$3
Total Hedges	$2,310	$2,513		$79		$22		$18		$59

(a)	FC = Forward foreign currency exchange contracts; IRS = Interest rate swap contracts; CCS = Cross-currency swap contracts; NI = Net investment hedges.

(b)	PP = Prepaid expenses and other current assets; AE = Accrued expenses and other current liabilities; ONCA = Other non-current assets; ONCL = Other non-current liabilities.

(c)	Primarily includes undesignated hedges of foreign currency-denominated intercompany loans and other intercompany balances.

(d)	$31 million included within prepaid expenses and other current assets and $4 million included within other non-current assets.

(e)	$15 million included within prepaid expenses and other current assets and $4 million included within other non-current assets.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheets on a gross basis, even though they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its derivative instruments on a net basis in accordance with the terms of each of its master netting arrangements, spread across eight separate counterparties, the amounts presented in the consolidated balance sheets as of December 31, 2016 and April 2, 2016 would be adjusted from the current gross presentation as detailed in the following table:

	December 31, 2016			April 2, 2016
Derivative Instrument	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount
	(millions)
Derivative assets	$79	$(15)	$64	$22	$(11)	$11
Derivative liabilities	$18	$(15)	$3	$59	$(11)	$48
The Company's master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties. See Note 3 for further discussion of the Company's master netting arrangements.
The following tables summarize the pretax impact of the effective portion of gains and losses from the Company's designated derivative instruments on its consolidated financial statements for the three-month and nine-month periods ended December 31, 2016 and December 26, 2015:

	Gains (Losses) Recognized in OCI
	Three Months Ended		Nine Months Ended
Derivative Instrument	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
	(millions)
Designated Hedges:
FC — Cash flow hedges	$58	$4	$47	$4
CCS — NI(a)	38	6	45	(7)
Total Designated Hedges	$96	$10	$92	$(3)

	Gains (Losses) Reclassified from AOCI to Earnings				Location of Gains (Losses) Reclassified from AOCI to Earnings
	Three Months Ended		Nine Months Ended
Derivative Instrument	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
	(millions)
Designated Hedges:
FC — Cash flow hedges	$(3)	$13	$(4)	$29	Cost of goods sold
FC — Cash flow hedges	9	—	3	—	Foreign currency gains (losses)
Total Designated Hedges	$6	$13	$(1)	$29

(a)	Amounts recognized in OCI would be recognized in earnings only upon the sale or liquidation of the hedged net investment.
As of December 31, 2016, it is expected that $31 million of net gains on both outstanding and matured derivative instruments deferred in AOCI will be recognized in earnings over the next twelve months. The amounts ultimately recognized in earnings will depend on exchange rates in effect when outstanding derivative instruments are settled. No material gains or losses relating to ineffective cash flow hedges were recognized during any of the fiscal periods presented.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the pretax impact of gains and losses from the Company's undesignated derivative instruments on its consolidated financial statements for the three-month and nine-month periods ended December 31, 2016 and December 26, 2015:

	Gains (Losses) Recognized in Earnings				Location of Gains (Losses) Recognized in Earnings
	Three Months Ended		Nine Months Ended
Derivative Instrument	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
	(millions)
Undesignated Hedges:
FC — Undesignated hedges	$14	$2	$3	$4	Foreign currency gains (losses)
Total Undesignated Hedges	$14	$2	$3	$4
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments
As of December 31, 2016, the Company's short-term investments consisted of $446 million of time deposits and $7 million of non-U.S. corporate bonds, and its non-current investments consisted of $82 million of time deposits. As of April 2, 2016, the Company's short-term investments consisted of $621 million of time deposits and $8 million of non-U.S. corporate bonds, and its non-current investments consisted of $187 million of time deposits. The Company's non-current investments as of both December 31, 2016 and April 2, 2016 had maturities of one to two years.
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
In October 2014, the Company filed an appeal of the pre-assessment notice in accordance with the standard procedures established by the relevant customs authorities. In response to the filing of the Company's appeal of the pre-assessment notice, the review committee instructed the customs officials to reconsider their assertion of the alternative duty method and conduct a re-audit to evaluate the facts and circumstances noted in the pre-assessment notice. In December 2015, the Company received the results of the re-audit conducted and a customs audit assessment notice in the amount of $34 million, which the Company recorded within restructuring and other charges in its consolidated statements of operations during the third quarter of Fiscal 2016 (see Note 8). Although the Company disagrees with the assessment notice, in order to secure the Company's rights, the Company was required to pay the assessment amount and then subsequently file an appeal with the customs authorities. The Company continues to maintain its original filing position and will vigorously contest any other proposed methodology asserted by the customs officials. Should the Company be successful in its merits, a full refund for the amounts paid plus interest will be required to be paid by the customs authorities. If the Company is unsuccessful in its current appeal with the customs authorities, it may further appeal this decision within the courts. At this time, while the Company believes that the customs officials' claims are not meritorious and that the Company should prevail, the outcome of the appeals process is subject to risk and uncertainty.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Equity
Summary of Changes in Equity
A reconciliation of the beginning and ending amounts of equity is presented below:

	Nine Months Ended
	December 31, 2016	December 26, 2015
	(millions)
Balance at beginning of period	$3,744	$3,891
Comprehensive income	63	320
Dividends declared	(123)	(127)
Repurchases of common stock, including shares surrendered for tax withholdings	(115)	(399)
Stock-based compensation	46	79
Shares issued and tax benefits (shortfalls) recognized pursuant to stock-based compensation arrangements	(5)	40
Balance at end of period	$3,610	$3,804
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
A summary of the Company's repurchases of Class A common stock under its common stock repurchase program, including the ASR Program, is as follows:

	Nine Months Ended
	December 31, 2016	December 26, 2015
	(millions)
Cost of shares repurchased	$100	$380
Number of shares repurchased	1.0	3.0
As of December 31, 2016, the remaining availability under the Company's Class A common stock repurchase program was $200 million, reflecting the May 11, 2016 approval by the Company's Board of Directors to expand the program by up to an additional $200 million of Class A common stock repurchases. Repurchases of shares of Class A common stock are subject to overall business and market conditions.
In addition, during each of the nine-month periods ended December 31, 2016 and December 26, 2015, 0.2 million shares of Class A common stock, at a cost of $15 million and $19 million, respectively, were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company's 1997 Long-Term Stock Incentive Plan, as amended (the "1997 Incentive Plan"), and its Amended and Restated 2010 Long-Term Stock Incentive Plan (the "2010 Incentive Plan").
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dividends
Since 2003, the Company has maintained a regular quarterly cash dividend program on its common stock. The third quarter Fiscal 2017 dividend of $0.50 per share was declared on December 13, 2016, was payable to stockholders of record at the close of business on December 30, 2016, and was paid on January 13, 2017. Dividends paid amounted to $124 million and $128 million during the nine-month periods ended December 31, 2016 and December 26, 2015, respectively.

15.	Accumulated Other Comprehensive Income (Loss)
The following table presents the components of other comprehensive income (loss), net of tax, accumulated in equity:

	Foreign Currency Translation Losses(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges(b)	Net Unrealized Gains (Losses) on Defined Benefit Plans(c)	Total Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at March 28, 2015	$(193)	$43	$(15)	$(165)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(13)	3	1	(9)
Amounts reclassified from AOCI to earnings	—	(27)	1	(26)
Other comprehensive income (loss), net of tax	(13)	(24)	2	(35)
Balance at December 26, 2015	$(206)	$19	$(13)	$(200)

Balance at April 2, 2016	$(157)	$(12)	$(12)	$(181)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(87)	42	1	(44)
Amounts reclassified from AOCI to earnings	—	1	1	2
Other comprehensive income (loss), net of tax	(87)	43	2	(42)
Balance at December 31, 2016	$(244)	$31	$(10)	$(223)

(a)
OCI before reclassifications to earnings related to foreign currency translation losses includes an income tax provision of $19 million for the nine months ended December 31, 2016, and is net of an income tax benefit of $2 million for the nine months ended December 26, 2015. OCI before reclassifications to earnings for the nine-month periods ended December 31, 2016 and December 26, 2015 include a gain of $28 million (net of a $17 million income tax provision) and a loss of $4 million (net of a $3 million income tax benefit), respectively, related to the effective portion of changes in the fair values of the Cross-Currency Swaps designated as hedges of the Company's net investment in certain of its European subsidiaries (see Note 12).

(b)
OCI before reclassifications to earnings related to net unrealized gains (losses) on cash flow hedges are net of income tax provisions of $5 million and $1 million for the nine-month periods ended December 31, 2016 and December 26, 2015, respectively. The tax effects on amounts reclassified from AOCI to earnings are presented in a table below.

(c)	Activity is presented net of taxes, which were immaterial for both periods presented.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents reclassifications from AOCI to earnings for cash flow hedges for the periods presented:

	Three Months Ended		Nine Months Ended		Location of Gains (Losses) Reclassified from AOCI to Earnings
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
	(millions)
Gains (losses) on cash flow hedges(a):
FC — Cash flow hedges	$(3)	$13	$(4)	$29	Cost of goods sold
FC — Cash flow hedges	9	—	3	—	Foreign currency gains (losses)
Tax effect	(1)	(2)	—	(2)	Provision for income taxes
Net of tax	$5	$11	$(1)	$27

(a)	FC = Forward foreign currency exchange contracts.

16.	Stock-based Compensation
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
Impact on Results
A summary of total stock-based compensation expense and the related income tax benefits recognized during the three-month and nine-month periods ended December 31, 2016 and December 26, 2015 is as follows:

	Three Months Ended			Nine Months Ended
	December 31, 2016	December 26, 2015		December 31, 2016	December 26, 2015
	(millions)
Compensation expense	$14	$25	(a)	$46	$79	(a)
Income tax benefit	$(5)	$(10)		$(17)	$(30)

(a)
Includes approximately $9 million of accelerated stock-based compensation expense recorded within restructuring and other charges in the Company's consolidated statements of operations during the three-month and nine-month periods ended December 26, 2015 (see Note 8). All other stock-based compensation expense was recorded within SG&A expenses.

The Company issues its annual grants of stock-based compensation awards in the first half of each fiscal year. Due to the timing of the annual grants and other factors, including the composition of the retirement-eligible employee population, stock-based compensation expense recognized during the three-month and nine-month periods ended December 31, 2016 is not indicative of the level of compensation expense expected to be incurred for the full Fiscal 2017.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
A summary of stock option activity under all plans during the nine months ended December 31, 2016 is as follows:

Number of Options
(thousands)
Options outstanding at April 2, 2016	2,418
Granted	—
Exercised	(83)
Cancelled/Forfeited	(557)
Options outstanding at December 31, 2016	1,778
Restricted Stock Awards and Service-based RSUs
The fair values of restricted stock awards granted to non-employee directors are determined based on the fair value of the Company's Class A common stock on the date of grant. The weighted-average grant date fair value of restricted stock awards granted, which entitle holders to receive cash dividends in connection with the payments of dividends on the Company's Class A common stock, was $131.40 per share during the nine months ended December 26, 2015. No such awards were granted during the nine months ended December 31, 2016.
The fair values of service-based RSUs granted to certain of the Company's senior executives, as well as to certain of its other employees, are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards not entitled to accrue dividend equivalents while outstanding. The weighted-average grant date fair values of service-based RSU awards granted were $83.92 and $126.06 per share during the nine-month periods ended December 31, 2016 and December 26, 2015, respectively.
A summary of restricted stock and service-based RSU activity during the nine months ended December 31, 2016 is as follows:

	Number of Shares
	Restricted Stock	Service-based RSUs
	(thousands)
Nonvested at April 2, 2016	14	490
Granted	—	670
Vested	—	(152)
Forfeited	—	(132)
Nonvested at December 31, 2016	14	876
Performance-based RSUs
The fair values of the Company's performance-based RSUs that are not subject to a market condition in the form of a total shareholder return ("TSR") modifier are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for those securities that are not entitled to dividend equivalents. The weighted-average grant date fair values of performance-based RSUs that do not contain a TSR modifier granted during the nine-month periods ended December 31, 2016 and December 26, 2015 were $86.15 and $126.71 per share, respectively.
The fair values of the Company's performance-based RSUs with a TSR modifier are determined on the date of grant using a Monte Carlo simulation valuation model. This pricing model uses multiple simulations to evaluate the probability of the Company achieving various stock price levels to determine its expected TSR performance ranking. No such awards were granted during the nine-month periods ended December 31, 2016 and December 26, 2015.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of performance-based RSU activity during the nine months ended December 31, 2016 is as follows:

	Number of Shares
	Performance-based RSUs — without TSR Modifier	Performance-based RSUs — with TSR Modifier
	(thousands)
Nonvested at April 2, 2016	691	142
Granted	428	—
Change due to performance/market condition achievement	(14)	(25)
Vested	(216)	(49)
Forfeited	(92)	(7)
Nonvested at December 31, 2016	797	61

17.	Segment Information
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
Net revenues and operating income for each of the Company's reportable segments are as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
	(millions)
Net revenues:
Wholesale	$582	$786	$2,020	$2,355
Retail	1,088	1,113	2,937	3,044
Licensing	44	47	130	135
Total net revenues	$1,714	$1,946	$5,087	$5,534

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
	(millions)
Operating income:
Wholesale(a)	$122	$183	$458	$567
Retail(b)	166	136	248	369
Licensing(c)	37	42	115	120
	325	361	821	1,056
Unallocated corporate expenses	(131)	(114)	(454)	(418)
Unallocated restructuring and other charges(d)	(66)	(58)	(194)	(123)
Total operating income	$128	$189	$173	$515

(a)
During the three-month and nine-month periods ended December 31, 2016, the Company recorded non-cash inventory-related charges of $2 million and $20 million, respectively, and asset impairment charges of $2 million and $10 million, respectively. During the three-month and nine-month periods ended December 26, 2015, the Company recorded non-cash asset impairment charges of $1 million and $6 million, respectively. These charges were recorded in connection with the Company's restructuring plans. See Notes 7 and 8 for additional information.

(b)
During the three-month and nine-month periods ended December 31, 2016, the Company recorded non-cash inventory-related charges of $12 million and $129 million, respectively, and asset impairment charges of $4 million and $42 million, respectively. During the three-month and nine-month periods ended December 26, 2015, the Company recorded non-cash inventory-related charges of $10 million and $13 million, respectively, and asset impairment charges of $8 million and $18 million, respectively. These charges were recorded in connection with the Company's restructuring plans. See Notes 7 and 8 for additional information.

(c)
During both the three-month and nine-month periods ended December 31, 2016, the Company recorded asset impairment charges of $5 million in connection with the Way Forward Plan. See Notes 7 and 8 for additional information.

(d)	The three-month and nine-month periods ended December 31, 2016 and December 26, 2015 included certain unallocated restructuring and other charges (see Note 8), which are detailed below:

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
	(millions)
Unallocated restructuring and other charges:
Wholesale-related	$(4)	$—	$(27)	$(10)
Retail-related	(51)	(1)	(77)	(20)
Licensing-related	—	—	(2)	(1)
Corporate operations-related	(11)	(22)	(88)	(45)
Unallocated restructuring charges	(66)	(23)	(194)	(76)
Other charges (see Note 8)	—	(35)	—	(47)
Total unallocated restructuring and other charges	$(66)	$(58)	$(194)	$(123)

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation and amortization expense for the Company's segments is as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
	(millions)
Depreciation and amortization:
Wholesale	$14	$15	$43	$45
Retail	37	39	111	117
Licensing	—	1	1	1
Unallocated corporate	27	21	77	64
Total depreciation and amortization	$78	$76	$232	$227
Net revenues by geographic location of the reporting subsidiary are as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
	(millions)
Net revenues(a):
The Americas(b)	$1,126	$1,321	$3,242	$3,719
Europe(c)	352	399	1,181	1,163
Asia(d)	236	226	664	652
Total net revenues	$1,714	$1,946	$5,087	$5,534

(a)	Net revenues for certain of the Company's licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.

(b)
Includes the U.S., Canada, and Latin America. Net revenues earned in the U.S. during the three-month and nine-month periods ended December 31, 2016 were $1.064 billion and $3.066 billion, respectively, and $1.251 billion and $3.527 billion during the three-month and nine-month periods ended December 26, 2015, respectively.

(c)	Includes the Middle East.

(d)	Includes Australia and New Zealand.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	Additional Financial Information
Cash Interest and Taxes
Cash paid for interest and income taxes is as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
	(millions)
Cash paid for interest	$3	$3	$10	$8
Cash paid for income taxes	$19	$26	$69	$151
Non-cash Transactions
Non-cash investing activities included capital expenditures incurred but not yet paid of $56 million and $97 million for the nine-month periods ended December 31, 2016 and December 26, 2015, respectively. Additionally, during the nine months ended December 31, 2016, the Company recorded capital lease assets and corresponding capital lease obligations of $5 million within its consolidated balance sheet.
There were no other significant non-cash investing or financing activities for any of the fiscal periods presented.

19.	Subsequent Event
Departure of Chief Executive Officer
On February 2, 2017, the Company announced that Stefan Larsson, President and Chief Executive Officer, will depart from the Company, effective as of May 1, 2017.  In connection with Mr. Larsson's departure, the Company and Mr. Larsson entered into an employment separation agreement and release (the "Larsson Agreement"), pursuant to which, Mr. Larsson will receive severance-related payments of $10 million, to be paid over two years. He will also receive his bonus under the Company's Executive Officer Annual Incentive Plan ("EOAIP") for the Company's Fiscal 2017, as well as a pro-rated EOAIP bonus for Fiscal 2018 through May 1, 2017, each based on the Company's actual performance during the related fiscal year. The Fiscal 2017 and Fiscal 2018 EOAIP bonuses will be paid on the dates that bonuses under the EOAIP are paid to the Company's eligible employees. Mr. Larsson will also vest in all time-based equity awards as of the date of termination and will vest in all performance-based equity awards based on the Company's actual performance on the dates those awards were scheduled to vest without regard to his continued employment. He is required to provide the Company with transition services and comply with confidentiality, non-competition, non-disparagement, and non-solicitation restrictive covenants. Mr. Larsson has also agreed to a release of claims against the Company.
As a result of the Larsson Agreement, the Company expects to incur total estimated charges of approximately $20 million over the course of the fourth quarter of Fiscal 2017 and the first quarter of Fiscal 2018. Additionally, the Company has commenced a search for a new Chief Executive Officer.

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

•
a variety of legal, regulatory, tax, political, and economic risks, including risks related to the importation and exportation of products, tariffs, and other trade barriers which our operations are currently subject to, or may become subject to as a result of potential changes in legislation, and other risks associated with our international operations, such as compliance with the Foreign Corrupt Practices Act or violations of other anti-bribery and corruption laws prohibiting improper payments, and the burdens of complying with a variety of foreign laws and regulations, including tax laws, trade and labor restrictions, and related laws that may reduce the flexibility of our business;

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
In this Form 10-Q, references to "Ralph Lauren," "ourselves," "we," "our," "us," and the "Company" refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2017 will end on April 1, 2017 and will be a 52-week period ("Fiscal 2017"). Fiscal year 2016 ended on April 2, 2016 and was a 53-week period ("Fiscal 2016"). The third quarter of Fiscal 2017 ended on December 31, 2016 and was a 13-week period. The third quarter of Fiscal 2016 ended on December 26, 2015 and was also a 13-week period.

INTRODUCTION
Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:

•
Overview.    This section provides a general description of our business, current trends and outlook, and a summary of our financial performance for the three-month and nine-month periods ended December 31, 2016. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•
Results of operations.    This section provides an analysis of our results of operations for the three-month and nine-month periods ended December 31, 2016 as compared to the three-month and nine-month periods ended December 26, 2015.

•
Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of December 31, 2016, which includes (i) an analysis of our financial condition as compared to the prior fiscal year-end; (ii) an analysis of changes in our cash flows for the nine-month period ended December 31, 2016 as compared to the nine-month period ended December 26, 2015; (iii) an analysis of our liquidity, including the availability under our commercial paper borrowing program and credit facilities, common stock repurchases, payments of dividends, and our outstanding debt and covenant compliance; and (iv) a description of material changes in our contractual and other obligations since April 2, 2016, if any.

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

Our business is typically affected by seasonal trends, with higher levels of wholesale sales in our second and fourth fiscal quarters and higher retail sales in our second and third fiscal quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school, and holiday shopping periods impacting our Retail segment. In addition, fluctuations in net sales, operating income, and cash flows in any fiscal quarter may be affected by other events impacting retail sales, such as changes in weather patterns. Accordingly, our operating results and cash flows for the three-month and nine-month periods ended December 31, 2016 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2017.
Current Trends and Outlook
The global economy continues to be in a heightened state of uncertainty, as productivity growth in both advanced and emerging countries remains low. Certain worldwide events, including political unrest, acts of terrorism, monetary policy changes, and currency and commodity price volatility, as well as the United Kingdom's referendum vote to exit the European Union, commonly referred to as "Brexit," continue to impact consumer confidence and the global economy as a whole, as well as the world's stock markets. While certain geographic regions are withstanding these pressures better than others, the level of consumer travel and spending on discretionary items remains constrained in certain markets, with trends likely to continue into 2017. Additionally, consumers are increasingly spending more of their discretionary income on "experiences," such as dining and entertainment, over consumer goods. Consequently, consumer retail traffic remains relatively weak and inconsistent, which has led to increased competition and a desire to offset traffic declines with increased levels of conversion. Certain of our operations have experienced, and have been impacted by, these dynamics, with variations across the geographic regions and businesses in which we operate.
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
Furthermore, the result of the 2016 U.S. presidential election has introduced greater uncertainty with respect to tax and trade policies, tariffs, and government regulations affecting trade between the U.S. and other countries. As the majority of our products are produced outside of the U.S., major changes in tax policies or trade relations could have a material adverse effect on our business or operating results.
If the current economic conditions and challenging industry trends continue or worsen, the constrained level of worldwide consumer spending and modified consumption behavior may continue to have a negative effect on our sales, inventory levels, and operating margin for the remainder of Fiscal 2017. Furthermore, our results have been, and are expected to continue to be, impacted by foreign exchange rate fluctuations. We have implemented various operating strategies to mitigate these challenges, and remain optimistic about our future growth prospects. Accordingly, we continue to invest in our longer-term growth initiatives, including our restructuring activities, as described within "Recent Developments" below, while continually monitoring macroeconomic risks and remaining focused on disciplined expense management. Although we continue to expect that the dilutive effects of investments that we are making in our business and our quality of sales initiatives will create operating margin pressure in the near-term, we expect that these initiatives will create longer-term shareholder value. We will continue to monitor these risks and evaluate and adjust our operating strategies and foreign currency and cost management opportunities to mitigate the related impact on our results of operations, while remaining focused on the long-term growth of our business and protecting the value of our brand.
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A — "Risk Factors" in our Fiscal 2016 10-K, as well as Part II, Item 1A — "Risk Factors" of this Form 10-Q.

Summary of Financial Performance
Operating Results
During the three months ended December 31, 2016, we reported net revenues of $1.714 billion, net income of $82 million, and net income per diluted share of $0.98, as compared to net revenues of $1.946 billion, net income of $131 million, and net income per diluted share of $1.54 during the three months ended December 26, 2015. During the nine months ended December 31, 2016, we reported net revenues of $5.087 billion, net income of $105 million, and net income per diluted share of $1.25, as compared to net revenues of $5.534 billion, net income of $355 million, and net income per diluted share of $4.11 during the nine months ended December 26, 2015. The comparability of our operating results has been affected by charges incurred in connection with our restructuring plans and other charges primarily related to a pending customs audit and the settlement of certain litigation claims, as discussed further below.
Our operating performance for the three-month and nine-month periods ended December 31, 2016 reflected declines in net revenues of 11.9% and 8.1%, respectively, on a reported basis. On a constant currency basis, as defined within "Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition" below, net revenues declined by 11.3% and 8.0% during the three-month and nine-month periods ended December 31, 2016, respectively. The decline in reported net revenues for the three months ended December 31, 2016 reflected lower net revenues from our Americas wholesale and retail businesses, as well as our European wholesale business. The decline in reported net revenues for the nine months ended December 31, 2016 reflected lower net revenues from our Americas wholesale and retail businesses, partially offset by higher net revenues from our European wholesale business. Net revenues related to our international retail businesses during the three-month and nine-month periods ended December 31, 2016 were approximately flat as compared to the comparable prior year periods, as higher net revenues in Asia approximately offset lower net revenues in Europe.
Our gross profit percentage increased by 110 basis points to 57.3% during the three months ended December 31, 2016, primarily driven by increased profitability driven by favorable geographic and channel mix and our quality of sales initiatives, including lower levels of promotional activity within our international businesses, partially offset by net unfavorable foreign currency effects and higher non-cash inventory-related charges recorded in connection with our restructuring plans. During the nine months ended December 31, 2016, our gross profit percentage declined by 160 basis points to 55.7%, primarily driven by higher non-cash inventory-related charges recorded in connection with our restructuring plans and net unfavorable foreign currency effects, partially offset by increased profitability driven by favorable geographic and channel mix and our quality of sales initiatives, including lower levels of promotional activity within our international businesses.
Selling, general, and administrative ("SG&A") expenses as a percentage of net revenues increased by 220 basis points to 45.0% during the three months ended December 31, 2016 and by 190 basis points to 47.0% during the nine months ended December 31, 2016, primarily due to operating deleverage on lower net revenues and increased investments in our stores, facilities, and infrastructure consistent with our longer-term initiatives, partially offset by our operational discipline and cost savings associated with our restructuring activities.
Net income declined by $49 million during the three months ended December 31, 2016 as compared to the three months ended December 26, 2015, primarily due to a $61 million decrease in operating income, partially offset by an $8 million decline in our provision for income taxes. During the nine months ended December 31, 2016, net income declined by $250 million as compared to the nine months ended December 26, 2015, primarily due to a $342 million decrease in operating income, partially offset by a $76 million decline in our provision for income taxes. Net income per diluted share declined to $0.98 and $1.25 per share during the three-month and nine-month periods ended December 31, 2016, respectively, due to lower net income, partially offset by lower weighted-average diluted shares outstanding.
Our operating results during the three-month and nine-month periods ended December 31, 2016 were negatively impacted by charges of $91 million and $400 million, respectively, recorded in connection with our restructuring plans, which had an after-tax effect of reducing net income by $73 million and $298 million, respectively, or approximately $0.88 per diluted share and $3.57 per diluted share, respectively. Our operating results during the three-month and nine-month periods ended December 26, 2015 were negatively impacted by charges of $42 million and $113 million, respectively, recorded in connection with our restructuring plans, as well as other charges of $35 million and $47 million, respectively, primarily related to a pending customs audit and the settlement of certain litigation claims, which together had an after-tax effect of reducing net income by $62 million and $117 million, respectively, or approximately $0.73 per diluted share and $1.36 per diluted share, respectively.

Financial Condition and Liquidity
We ended the third quarter of Fiscal 2017 in a net cash and investments position (cash and cash equivalents plus short-term and non-current investments, less total debt) of $874 million, as compared to $559 million as of the end of Fiscal 2016. The increase in our net cash and investments position at December 31, 2016 as compared to April 2, 2016 was primarily due to our operating cash flows of $850 million, partially offset by our use of cash to invest in our business through $225 million in capital expenditures, to make dividend payments of $124 million, and to support Class A common stock repurchases of $115 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards.
We generated $850 million of cash from operations during the nine months ended December 31, 2016, compared to $852 million during the nine months ended December 26, 2015. The decrease in our operating cash flows related to a decline in net income before non-cash charges, partially offset by a net favorable change related to our operating assets and liabilities, including our working capital, during the nine months ended December 31, 2016 as compared to the prior fiscal year period.
Our equity declined to $3.610 billion as of December 31, 2016 compared to $3.744 billion as of April 2, 2016, primarily attributable to our dividends declared and share repurchase activity, partially offset by our comprehensive income and the net impact of stock-based compensation arrangements during the nine months ended December 31, 2016.
Recent Developments
Departure of Chief Executive Officer
On February 2, 2017, we announced that Stefan Larsson, President and Chief Executive Officer, will depart from the Company, effective as of May 1, 2017. In connection with Mr. Larsson's planned departure, we expect to incur total estimated charges of approximately $20 million over the course of the fourth quarter of Fiscal 2017 and the first quarter of our fiscal year ending March 31, 2018. Additionally, we have commenced a search for a new Chief Executive Officer. See Note 19 to our accompanying consolidated financial statements for additional discussion.
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
Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition
The comparability of our operating results for the three-month and nine-month periods ended December 31, 2016 and December 26, 2015 has been affected by certain events, including:

•
Charges incurred in connection with our restructuring plans, as well as certain other charges, as summarized below (references to "Notes" are to the notes to the accompanying consolidated financial statements):

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
	(millions)
Impairment of assets (see Note 7)	$(11)	$(9)	$(57)	$(24)
Restructuring and other charges (see Note 8)	(66)	(58)	(194)	(123)
Inventory-related charges (see Note 8)(a)	(14)	(10)	(149)	(13)
Total charges	$(91)	$(77)	$(400)	$(160)

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

RESULTS OF OPERATIONS
Three Months Ended December 31, 2016 Compared to Three Months Ended December 26, 2015
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	December 31, 2016	December 26, 2015	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$1,714	$1,946	$(232)	(11.9%)
Cost of goods sold(a)	(731)	(852)	121	(14.1%)
Gross profit	983	1,094	(111)	(10.2%)
Gross profit as % of net revenues	57.3%	56.2%		110 bps
Selling, general, and administrative expenses(a)	(772)	(833)	61	(7.3%)
SG&A expenses as % of net revenues	45.0%	42.8%		220 bps
Amortization of intangible assets	(6)	(5)	(1)	3.6%
Impairment of assets	(11)	(9)	(2)	5.9%
Restructuring and other charges	(66)	(58)	(8)	14.9%
Operating income	128	189	(61)	(31.9%)
Operating income as % of net revenues	7.5%	9.7%		(220 bps)
Foreign currency losses	(2)	(3)	1	(0.2%)
Interest expense	(4)	(6)	2	(34.6%)
Interest and other income, net	3	2	1	42.1%
Equity in losses of equity-method investees	(1)	(1)	—	NM
Income before income taxes	124	181	(57)	(32.0%)
Provision for income taxes	(42)	(50)	8	(16.1%)
Effective tax rate(b)	34.0%	27.5%		650 bps
Net income	$82	$131	$(49)	(38.1%)
Net income per common share:
Basic	$0.98	$1.55	$(0.57)	(36.8%)
Diluted	$0.98	$1.54	$(0.56)	(36.4%)

(a)	Includes total depreciation expense of $72 million and $71 million for the three-month periods ended December 31, 2016 and December 26, 2015, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.
NM Not meaningful.
Net Revenues.    Net revenues decreased by $232 million, or 11.9%, to $1.714 billion for the three months ended December 31, 2016, from $1.946 billion for the three months ended December 26, 2015. On a constant currency basis, net revenues decreased by $220 million, or 11.3%.

Net revenues for our three business segments, as well as a discussion of the changes in each segment's net revenues from the comparable prior year period, are provided below:

	Three Months Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	December 31, 2016	December 26, 2015	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
Wholesale	$582	$786	$(204)	$(6)	$(198)	(25.9%)	(25.3%)
Retail	1,088	1,113	(25)	(6)	(19)	(2.3%)	(1.7%)
Licensing	44	47	(3)	—	(3)	(3.7%)	(3.7%)
Total net revenues	$1,714	$1,946	$(232)	$(12)	$(220)	(11.9%)	(11.3%)
Wholesale net revenues — Net revenues decreased by $204 million, or 25.9%, during the three months ended December 31, 2016 as compared to the three months ended December 26, 2015, including net unfavorable foreign currency effects of $6 million, primarily related to the weakening of the British Pound Sterling and the Euro, both against the U.S. Dollar. On a constant currency basis, net revenues decreased by $198 million, or 25.3%.
The $204 million net decline in Wholesale net revenues was driven by:

•
a $164 million, or 26.7%, net decrease related to our business in the Americas, reflecting lower sales across all of our major apparel and accessories businesses due in part to a decline in traffic, which contributed to a more competitive retail environment, and a strategic reduction of shipments in connection with our Way Forward Plan; and

•
a $37 million, or 22.9%, net decrease related to our European business, reflecting decreased sales across our menswear and womenswear businesses largely due to a shift in the timing of certain shipments to the fourth quarter of Fiscal 2017 and net unfavorable foreign currency effects of $6 million. On a constant currency basis, net revenues related to our European business decreased by $31 million, or 19.2%.

Retail net revenues — Net revenues decreased by $25 million, or 2.3%, during the three months ended December 31, 2016 as compared to the three months ended December 26, 2015, including net unfavorable foreign currency effects of $6 million, primarily related to the weakening of the British Pound Sterling and the Euro, partially offset by the strengthening of the Japanese Yen, all against the U.S. Dollar. On a constant currency basis, net revenues decreased by $19 million, or 1.7%.
The $25 million decline in Retail net revenues was driven by:

•
a $44 million net decline in consolidated comparable store sales, including net unfavorable foreign currency effects of $4 million. Our total comparable store sales decreased by $40 million on a constant currency basis, driven by lower sales from certain of our domestic and international retail stores due in part to a decline in traffic, as well as lower levels of promotional activity within our international businesses in connection with our Way Forward Plan. The following table summarizes our comparable store sales percentages on both a reported and constant currency basis.

	As Reported	Constant Currency
E-commerce comparable store sales	(10%)	(9%)
Comparable store sales excluding e-commerce	(3%)	(3%)
Total comparable store sales	(5%)	(4%)
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
This decline was partially offset by:

•
a $19 million, or 9%, net increase in non-comparable store sales, including net unfavorable foreign currency effects of $2 million. On a constant currency basis, non-comparable store sales increased by $21 million, or 10%, primarily driven by new international store openings within the past twelve months, which more than offset the impact of store closings.

Our global average store count increased by 39 stores and concession shops during the three months ended December 31, 2016 compared with the three months ended December 26, 2015, due to new global store openings, primarily in Asia, partially offset by store closures. The following table details our retail store presence as of the periods presented:

	December 31, 2016	December 26, 2015
Stores:
Freestanding stores	485	501
Concession shops	634	589
Total stores	1,119	1,090
In addition to our stores, our Retail segment sells products online through our various e-commerce sites, which include www.RalphLauren.com and www.ClubMonaco.com, among others.
Licensing revenues — Net revenues decreased by $3 million, or 3.7%, during the three months ended December 31, 2016 as compared to the three months ended December 26, 2015 on both a reported and constant currency basis.
Gross Profit.    Gross profit decreased by $111 million, or 10.2%, to $983 million for the three months ended December 31, 2016, from $1.094 billion for the three months ended December 26, 2015. Gross profit during the three months ended December 31, 2016 and December 26, 2015 reflected non-cash inventory-related charges of $14 million and $10 million, respectively, recorded in connection with our restructuring plans. Gross profit as a percentage of net revenues increased by 110 basis points to 57.3% for the three months ended December 31, 2016, from 56.2% for the three months ended December 26, 2015. This increase was primarily due to increased profitability driven by favorable geographic and channel mix and our quality of sales initiatives, including lower levels of promotional activity within our international businesses, partially offset by net unfavorable foreign currency effects and higher non-cash inventory-related charges recorded in connection with our restructuring plans during the three months ended December 31, 2016 as compared to the comparable prior year period.
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
Selling, General, and Administrative Expenses.    SG&A expenses primarily include compensation and benefits, advertising and marketing, distribution, bad debt, information technology, facilities, legal, and other costs associated with finance and administration. SG&A expenses decreased by $61 million, or 7.3%, to $772 million for the three months ended December 31, 2016, from $833 million for the three months ended December 26, 2015. SG&A expenses as a percentage of net revenues increased to 45.0% for the three months ended December 31, 2016 from 42.8% for the three months ended December 26, 2015. The 220 basis point increase was primarily due to operating deleverage on lower net revenues, as previously discussed, and an increase in operating expenses in support of the continued investment in, and expansion of, our retail businesses (which typically carry higher operating expense margins) through new store and concession shop openings (as previously discussed); increased investments in our facilities and infrastructure; and investments in new business initiatives. These increases were partially offset by our operational discipline and cost savings associated with our restructuring activities.

The $61 million net decline in SG&A expenses was driven by:

Three Months Ended December 31, 2016 Compared to Three Months Ended December 26, 2015
(millions)
SG&A expense category:
Marketing and advertising expenses	$(24)
Compensation-related expenses	(18)
Rent and occupancy expenses	(5)
Shipping and handling costs	(4)
Consulting fees	(3)
Other	(7)
Total change in SG&A expenses	$(61)
Amortization of Intangible Assets.    Amortization of intangible assets increased by $1 million, or 3.6%, to $6 million for the three months ended December 31, 2016, from $5 million for the three months ended December 26, 2015, due to net unfavorable foreign currency effects.
Impairment of Assets. During the three-month periods ended December 31, 2016 and December 26, 2015, we recorded non-cash impairment charges of $11 million and $9 million, respectively, primarily to write off certain fixed assets related to our domestic and international stores and shop-within-shops in connection with our restructuring plans. See Note 7 to the accompanying consolidated financial statements.
Restructuring and Other Charges. During the three-month periods ended December 31, 2016 and December 26, 2015, we recorded restructuring charges of $66 million and $23 million, respectively, in connection with our restructuring plans, consisting of severance and benefit costs, lease termination and store closure costs, and other cash charges, as well as non-cash accelerated stock-based compensation expense. In addition, during the three months ended December 26, 2015, we recorded other charges of $35 million primarily related to a pending customs audit and the settlement of certain litigation claims. See Note 8 to the accompanying consolidated financial statements.
Operating Income.    Operating income decreased by $61 million, or 31.9%, to $128 million for the three months ended December 31, 2016, from $189 million for the three months ended December 26, 2015. Our operating results during the three-month periods ended December 31, 2016 and December 26, 2015 were negatively impacted by charges of $91 million and $42 million, respectively, recorded in connection with our restructuring plans. In addition, the three months ended December 26, 2015 were negatively impacted by other charges of $35 million primarily related to a pending customs audit and the settlement of certain litigation claims, as previously discussed. The decline in operating income also included a net unfavorable foreign currency effect of $24 million, primarily related to the weakening of the British Pound Sterling and the Euro, partially offset by the strengthening of the Japanese Yen, all against the U.S. Dollar. Operating income as a percentage of net revenues declined 220 basis points to 7.5% for the three months ended December 31, 2016, from 9.7% for the three months ended December 26, 2015. The overall decline in operating income as a percentage of net revenues was primarily driven by the increase in SG&A expenses as a percentage of net revenues, partially offset by the increase in our gross profit margin, both as previously discussed.

Operating income and margin for each of our three reportable segments are provided below:

	Three Months Ended
	December 31, 2016		December 26, 2015
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
Wholesale	$122	20.9%	$183	23.3%	$(61)	(240 bps)
Retail	166	15.3%	136	12.2%	30	310 bps
Licensing	37	82.5%	42	89.4%	(5)	(690 bps)
	325		361		(36)
Unallocated corporate expenses	(131)		(114)		(17)
Unallocated restructuring and other charges	(66)		(58)		(8)
Total operating income	$128	7.5%	$189	9.7%	$(61)	(220 bps)
Wholesale operating margin declined by 240 basis points, primarily due to net unfavorable foreign currency effects of 140 basis points, as well as the unfavorable impact of 40 basis points related to higher non-cash charges recorded in connection with our restructuring plans during the three months ended December 31, 2016 as compared to the comparable prior year period. The remaining 60 basis point decline in operating margin was related to decreased profitability in our core wholesale business, largely driven by an increase in SG&A expenses as a percentage of net revenues and the impact of a more competitive domestic retail environment.
Retail operating margin improved by 310 basis points, primarily due to the favorable impact of 430 basis points related to increased profitability in our core retail business, largely driven by a decrease in SG&A expenses as a percentage of net revenues and improved performance of our international operations due in part to lower levels of promotional activity. This increase was partially offset by net unfavorable foreign currency effects of 120 basis points.
Licensing operating margin declined by 690 basis points primarily due to the unfavorable impact of 1,090 basis points related to non-cash charges recorded in connection with our Way Forward Plan during the three months ended December 31, 2016. This decline in operating margin was partially offset by the favorable impact of 400 basis points largely attributable to a decrease in SG&A expenses as a percentage of net revenues.
Unallocated corporate expenses increased by $17 million to $131 million during the three months ended December 31, 2016, from $114 million during the three months ended December 26, 2015. The increase in unallocated corporate expenses was primarily due to higher depreciation and amortization expense of $6 million, higher compensation-related expenses of $2 million, and higher other operating expenses of $9 million.
Unallocated restructuring and other charges increased by $8 million to $66 million during the three months ended December 31, 2016, from $58 million during the three months ended December 26, 2015, as previously discussed above and in Note 8 to the accompanying consolidated financial statements.
Non-operating Expense, net. Non-operating expense, net is comprised of net foreign currency gains (losses), interest expense, interest and other income, net, and equity in losses from our equity-method investees. Non-operating expense, net decreased by $4 million to $4 million for the three months ended December 31, 2016, from $8 million for the three months ended December 26, 2015. The decline in non-operating expense, net was primarily driven by lower interest expense due to the net favorable impact of our swap contracts entered into during Fiscal 2016. See Note 12 to the accompanying consolidated financial statements for further discussion of our swap contracts.

Provision for Income Taxes.    The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes decreased by $8 million, or 16.1%, to $42 million for the three months ended December 31, 2016, from $50 million for the three months ended December 26, 2015. The decrease in the provision for income taxes was primarily due to the decline in pretax income, partially offset by an increase in our reported effective tax rate of 650 basis points, to 34.0% for the three months ended December 31, 2016, from 27.5% for the three months ended December 26, 2015. The higher effective tax rate for the three months ended December 31, 2016 was primarily due to valuation allowances and adjustments recorded on deferred tax assets, unrecognized tax benefits recorded on current year tax positions, and the absence of income tax benefits recorded during the three months ended December 26, 2015, partially offset by the increase in the proportion of earnings generated in lower taxed foreign jurisdictions versus the U.S. The effective tax rate differs from the statutory tax rate due to the effect of state and local taxes, tax rates in foreign jurisdictions, and certain nondeductible expenses. Our effective tax rate will change from period to period based on various factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.
Net Income.    Net income decreased by $49 million, or 38.1%, to $82 million for the three months ended December 31, 2016, from $131 million for the three months ended December 26, 2015. The decline in net income was primarily due to the $61 million decrease in operating income, partially offset by the $8 million reduction in our provision for income taxes, as previously discussed. Our operating results during the three-month periods ended December 31, 2016 and December 26, 2015 were negatively impacted by charges of $91 million and $42 million, respectively, recorded in connection with our restructuring plans, as well as $35 million of other charges recorded during the three months ended December 26, 2015 primarily related to a pending customs audit and the settlement of certain litigation claims, which together had an after-tax effect of reducing net income by $73 million and $62 million, respectively.
Net Income per Diluted Share.    Net income per diluted share declined by $0.56, or 36.4%, to $0.98 per share for the three months ended December 31, 2016, from $1.54 per share for the three months ended December 26, 2015. The decline was due to lower net income, as previously discussed, partially offset by lower weighted-average diluted shares outstanding during the three months ended December 31, 2016 driven by our share repurchases over the last twelve months. Net income per diluted share for the three-month periods ended December 31, 2016 and December 26, 2015 was negatively impacted by approximately $0.88 per share and $0.73 per share, respectively, as a result of charges recorded in connection with our restructuring plans, as well as other charges recorded during the three months ended December 26, 2015 primarily related to a pending customs audit and the settlement of certain litigation claims, as previously discussed.

Nine Months Ended December 31, 2016 Compared to Nine Months Ended December 26, 2015
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Nine Months Ended
	December 31, 2016	December 26, 2015	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$5,087	$5,534	$(447)	(8.1%)
Cost of goods sold(a)	(2,255)	(2,361)	106	(4.5%)
Gross profit	2,832	3,173	(341)	(10.8%)
Gross profit as % of net revenues	55.7%	57.3%		(160 bps)
Selling, general, and administrative expenses(a)	(2,390)	(2,494)	104	(4.2%)
SG&A expenses as % of net revenues	47.0%	45.1%		190 bps
Amortization of intangible assets	(18)	(17)	(1)	4.1%
Impairment of assets	(57)	(24)	(33)	NM
Restructuring and other charges	(194)	(123)	(71)	57.9%
Operating income	173	515	(342)	(66.3%)
Operating income as % of net revenues	3.4%	9.3%		(590 bps)
Foreign currency gains (losses)	1	(9)	10	NM
Interest expense	(11)	(14)	3	(18.3%)
Interest and other income, net	6	5	1	25.7%
Equity in losses of equity-method investees	(5)	(7)	2	(25.2%)
Income before income taxes	164	490	(326)	(66.6%)
Provision for income taxes	(59)	(135)	76	(56.5%)
Effective tax rate(b)	36.0%	27.6%		840 bps
Net income	$105	$355	$(250)	(70.5%)
Net income per common share:
Basic	$1.26	$4.15	$(2.89)	(69.6%)
Diluted	$1.25	$4.11	$(2.86)	(69.6%)

(a)	Includes total depreciation expense of $214 million and $210 million for the nine-month periods ended December 31, 2016 and December 26, 2015, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.
NM Not meaningful.
Net Revenues.    Net revenues decreased by $447 million, or 8.1%, to $5.087 billion for the nine months ended December 31, 2016, from $5.534 billion for the nine months ended December 26, 2015. On a constant currency basis, net revenues decreased by $445 million, or 8.0%.

Net revenues for our three business segments, as well as a discussion of the changes in each segment's net revenues from the comparable prior year period, are provided below:

	Nine Months Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	December 31, 2016	December 26, 2015	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
Wholesale	$2,020	$2,355	$(335)	$(10)	$(325)	(14.2%)	(13.8%)
Retail	2,937	3,044	(107)	7	(114)	(3.5%)	(3.7%)
Licensing	130	135	(5)	1	(6)	(3.3%)	(3.9%)
Total net revenues	$5,087	$5,534	$(447)	$(2)	$(445)	(8.1%)	(8.0%)
Wholesale net revenues — Net revenues decreased by $335 million, or 14.2%, during the nine months ended December 31, 2016 as compared to the nine months ended December 26, 2015, including net unfavorable foreign currency effects of $10 million, primarily related to the weakening of the British Pound Sterling and the Canadian Dollar, partially offset by the strengthening of the Euro, all against the U.S. Dollar. On a constant currency basis, net revenues decreased by $325 million, or 13.8%.
The $335 million net decline in Wholesale net revenues was driven by a $357 million, or 19.5%, net decrease related to our business in the Americas, reflecting lower sales across all of our major apparel and accessories businesses due in part to a decline in traffic, which contributed to a more competitive retail environment, and a strategic reduction of shipments in connection with our Way Forward Plan. This decline was partially offset by a $28 million, or 5.8%, net increase related to our European business, reflecting increased sales across all of our major apparel and accessories businesses due to stronger demand and our quality of sales initiatives, partially offset by net unfavorable foreign currency effects of $11 million. On a constant currency basis, net revenues related to our European business increased by $39 million, or 8.2%.
Retail net revenues — Net revenues decreased by $107 million, or 3.5%, during the nine months ended December 31, 2016 as compared to the nine months ended December 26, 2015, including net favorable foreign currency effects of $7 million, primarily related to the strengthening of the Japanese Yen and the Euro, partially offset by the weakening of the British Pound Sterling and the Canadian Dollar, all against the U.S. Dollar. On a constant currency basis, net revenues decreased by $114 million, or 3.7%.
The $107 million net decline in Retail net revenues was driven by:

•
a $154 million net decline in consolidated comparable store sales, including net favorable foreign currency effects of $8 million. Our total comparable store sales decreased by $162 million on a constant currency basis, driven by lower sales from certain of our domestic and international retail stores due in part to a decline in traffic, as well as lower levels of promotional activity within our international businesses in connection with our Way Forward Plan. The following table summarizes our comparable store sales percentages on both a reported and constant currency basis.

	As Reported	Constant Currency
E-commerce comparable store sales	(8%)	(8%)
Comparable store sales excluding e-commerce	(6%)	(6%)
Total comparable store sales	(6%)	(6%)
This decline was partially offset by:

•
a $47 million, or 9%, net increase in non-comparable store sales, including net unfavorable foreign currency effects of $1 million. On a constant currency basis, non-comparable store sales increased by $48 million, or 9%, primarily driven by new international store openings within the past twelve months, which more than offset the impact of store closings.

Our global average store count increased by 53 stores and concession shops during the nine months ended December 31, 2016 compared with the nine months ended December 26, 2015, due to new global store openings, primarily in Asia, partially offset by store closures.

Licensing revenues — Net revenues decreased by $5 million, or 3.3%, during the nine months ended December 31, 2016 as compared to the nine months ended December 26, 2015. On a constant currency basis, net revenues decreased by 3.9%.
Gross Profit.    Gross profit decreased by $341 million, or 10.8%, to $2.832 billion for the nine months ended December 31, 2016, from $3.173 billion for the nine months ended December 26, 2015. Gross profit during the nine-month periods ended December 31, 2016 and December 26, 2015 reflected non-cash inventory-related charges of $149 million and $13 million, respectively, recorded in connection with our restructuring plans. Gross profit as a percentage of net revenues declined by 160 basis points to 55.7% for the nine months ended December 31, 2016, from 57.3% for the nine months ended December 26, 2015. This decline was primarily driven by higher non-cash inventory-related charges recorded in connection with our restructuring plans during the nine months ended December 31, 2016 as compared to the comparable prior year period and net unfavorable foreign currency effects, partially offset by increased profitability driven by favorable geographic and channel mix and our quality of sales initiatives, including lower levels of promotional activity within our international businesses.
Selling, General, and Administrative Expenses.    SG&A expenses decreased by $104 million, or 4.2%, to $2.390 billion for the nine months ended December 31, 2016, from $2.494 billion for the nine months ended December 26, 2015. This decrease included a net unfavorable foreign currency effect of $12 million, primarily related to the strengthening of the Japanese Yen and Euro, partially offset by the weakening of the British Pound Sterling, all against the U.S. Dollar. SG&A expenses as a percentage of net revenues increased to 47.0% for the nine months ended December 31, 2016 from 45.1% for the nine months ended December 26, 2015. The 190 basis point increase was primarily due to operating deleverage on lower net revenues, as previously discussed, and an increase in operating expenses in support of the continued investment in, and expansion of, our retail businesses (which typically carry higher operating expense margins) through new store and concession shop openings (as previously discussed); increased investments in our facilities and infrastructure; and investments in new business initiatives. These increases were partially offset by our operational discipline and cost savings associated with our restructuring activities.
The $104 million net decline in SG&A expenses was driven by:

Nine Months Ended December 31, 2016 Compared to Nine Months Ended December 26, 2015
(millions)
SG&A expense category:
Compensation-related expenses	$(45)
Marketing and advertising expenses	(40)
Consulting fees	(10)
Shipping and handling costs	(5)
Other	(4)
Total change in SG&A expenses	$(104)
Amortization of Intangible Assets.    Amortization of intangible assets increased by $1 million, or 4.1%, to $18 million for the nine months ended December 31, 2016, from $17 million for the nine months ended December 26, 2015, due to net unfavorable foreign currency effects.
Impairment of Assets. During the nine-month periods ended December 31, 2016 and December 26, 2015, we recorded non-cash impairment charges of $57 million and $24 million, respectively, primarily to write off certain fixed assets related to our domestic and international stores and shop-within-shops in connection with our restructuring plans. See Note 7 to the accompanying consolidated financial statements.
Restructuring and Other Charges. During the nine-month periods ended December 31, 2016 and December 26, 2015, we recorded restructuring charges of $194 million and $76 million, respectively, in connection with our restructuring plans, consisting of severance and benefit costs, lease termination and store closure costs, and other cash charges, as well as non-cash accelerated stock-based compensation expense. In addition, during the nine months ended December 26, 2015, we recorded other charges of $47 million primarily related to a pending customs audit and the settlement of certain litigation claims. See Note 8 to the accompanying consolidated financial statements.

Operating Income.    Operating income decreased by $342 million, or 66.3%, to $173 million for the nine months ended December 31, 2016, from $515 million for the nine months ended December 26, 2015. Our operating results during the nine-month periods ended December 31, 2016 and December 26, 2015 were negatively impacted by charges of $400 million and $113 million, respectively, recorded in connection with our restructuring plans. In addition, the nine months ended December 26, 2015 were negatively impacted by other charges of $47 million primarily related to a pending customs audit and the settlement of certain litigation claims, as previously discussed. The $342 million decline in operating income also included a net unfavorable foreign currency effect of $50 million, primarily related to the weakening of the British Pound Sterling and the Canadian Dollar, partially offset by the strengthening of the Japanese Yen, all against the U.S. Dollar. Operating income as a percentage of net revenues decreased 590 basis points to 3.4% for the nine months ended December 31, 2016, from 9.3% for the nine months ended December 26, 2015. The overall decline in operating income as a percentage of net revenues was primarily driven by the decrease in our gross profit margin and the increase in restructuring and other charges and impairment of assets, as well as the increase in SG&A expenses as a percentage of net revenues, all as previously discussed.
Operating income and margin for each of our three reportable segments are provided below:

	Nine Months Ended
	December 31, 2016		December 26, 2015
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
Wholesale	$458	22.7%	$567	24.1%	$(109)	(140 bps)
Retail	248	8.4%	369	12.1%	(121)	(370 bps)
Licensing	115	88.1%	120	89.1%	(5)	(100 bps)
	821		1,056		(235)
Unallocated corporate expenses	(454)		(418)		(36)
Unallocated restructuring and other charges	(194)		(123)		(71)
Total operating income	$173	3.4%	$515	9.3%	$(342)	(590 bps)
Wholesale operating margin declined by 140 basis points, primarily due to the unfavorable impact of 130 basis points related to higher non-cash charges recorded in connection with our restructuring plans during the nine months ended December 31, 2016 as compared to the comparable prior year period, as well as net unfavorable foreign currency effects of 110 basis points. This decline in operating margin was partially offset by the favorable impact of 100 basis points related to increased profitability in our core wholesale business, largely driven by a decrease in SG&A expenses as a percentage of net revenues, and improved performance of our international operations due in part to lower levels of promotional activity and favorable product mix, partially offset by the impact of a more competitive domestic retail environment.
Retail operating margin declined by 370 basis points, primarily due to the unfavorable impact of 480 basis points related to higher non-cash charges recorded in connection with our restructuring plans during the nine months ended December 31, 2016 as compared to the comparable prior year period, as well as net unfavorable foreign currency effects of 90 basis points. This decline in operating margin was partially offset by the favorable impact of 200 basis points related to increased profitability in our core retail business, largely driven by improved performance of our international operations due in part to lower levels of promotional activity, partially offset by the impact of a more competitive domestic retail environment and an increase in SG&A expenses as a percentage of net revenues.
Licensing operating margin declined by 100 basis points, primarily due to the unfavorable impact of 380 basis points related to non-cash charges recorded in connection with our Way Forward Plan during the nine months ended December 31, 2016. This decline in operating margin was partially offset by the favorable impact of 280 basis points largely attributable to a decrease in SG&A expenses as a percentage of net revenues.
Unallocated corporate expenses increased by $36 million to $454 million during the nine months ended December 31, 2016, from $418 million during the nine months ended December 26, 2015. The increase in unallocated corporate expenses was primarily due to higher depreciation and amortization expense of $13 million, higher marketing and advertising expenses of $5 million, and higher other operating expenses of $27 million. These increases were partially offset by a decline in consulting fees of $9 million.

Unallocated restructuring and other charges increased by $71 million to $194 million during the nine months ended December 31, 2016, from $123 million during the nine months ended December 26, 2015, as previously discussed above and in Note 8 to the accompanying consolidated financial statements.
Non-operating Expense, net. Non-operating expense, net decreased by $16 million to $9 million for the nine months ended December 31, 2016, from $25 million for the nine months ended December 26, 2015. The decline in non-operating expense, net was primarily driven by higher net foreign currency gains, largely related to the net favorable revaluation and settlement of foreign currency-denominated intercompany receivables and payables, inclusive of the impact of forward foreign currency exchange contracts, as compared to the prior fiscal year period (foreign currency gains (losses) do not result from the translation of the operating results of our foreign subsidiaries to U.S. Dollars). The decline in non-operating expense, net was also due in part to lower interest expense driven by the net favorable impact of our swap contracts entered into during Fiscal 2016, partially offset by the inclusion of nine months of interest expense in the current year period related to the 2.625% Senior Notes issued in August 2015, as compared to approximately three months of interest expense in the prior year period. See Note 12 to the accompanying consolidated financial statements for further discussion of our swap contracts.
Provision for Income Taxes.    The provision for income taxes decreased by $76 million, or 56.5%, to $59 million for the nine months ended December 31, 2016, from $135 million for the nine months ended December 26, 2015. The decrease in the provision for income taxes was primarily due to the decline in pretax income, partially offset by an increase in our reported effective tax rate of 840 basis points, to 36.0% for the nine months ended December 31, 2016, from 27.6% for the nine months ended December 26, 2015. The higher effective tax rate for the nine months ended December 31, 2016 was primarily due to additional income tax reserves largely associated with an income tax settlement and certain income tax audits, valuation allowances and adjustments recorded on deferred tax assets, unrecognized tax benefits recorded on current year tax positions, and the absence of income tax benefits recorded during the nine months ended December 26, 2015, partially offset by the increase in the proportion of earnings generated in lower taxed foreign jurisdictions versus the U.S.
Net Income.    Net income decreased by $250 million, or 70.5%, to $105 million for the nine months ended December 31, 2016, from $355 million for the nine months ended December 26, 2015. The decline in net income was primarily due to the decrease in operating income, partially offset by the reduction in our provision for income taxes, as previously discussed. Our operating results during the nine-month periods ended December 31, 2016 and December 26, 2015 were negatively impacted by charges of $400 million and $113 million, respectively, recorded in connection with our restructuring plans, as well as $47 million of other charges recorded during the nine months ended December 26, 2015 primarily related to a pending customs audit and the settlement of certain litigation claims, which together had an after-tax effect of reducing net income by $298 million and $117 million, respectively.
Net Income per Diluted Share.    Net income per diluted share declined by $2.86, or 69.6%, to $1.25 per share for the nine months ended December 31, 2016, from $4.11 per share for the nine months ended December 26, 2015. The decline was due to lower net income, as previously discussed, partially offset by lower weighted-average diluted shares outstanding during the nine months ended December 31, 2016 driven by our share repurchases over the last twelve months. Net income per diluted share for the nine-month periods ended December 31, 2016 and December 26, 2015 was negatively impacted by approximately $3.57 per share and $1.36 per share, respectively, as a result of charges recorded in connection with our restructuring plans, as well as other charges recorded during the nine months ended December 26, 2015 primarily related to a pending customs audit and the settlement of certain litigation claims, as previously discussed.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of December 31, 2016 and April 2, 2016:

	December 31, 2016	April 2, 2016	$ Change
	(millions)
Cash and cash equivalents	$928	$456	$472
Short-term investments	453	629	(176)
Non-current investments(a)	82	187	(105)
Short-term debt	—	(116)	116
Long-term debt(b)	(589)	(597)	8
Net cash and investments(c)	$874	$559	$315
Equity	$3,610	$3,744	$(134)

(a)	Recorded within other non-current assets in our consolidated balance sheets.

(b)	See Note 10 to the accompanying consolidated financial statements for discussion of the carrying value of our long-term debt as of December 31, 2016 and April 2, 2016.

(c)	"Net cash and investments" is defined as cash and cash equivalents, plus short-term and non-current investments, less total debt.
The increase in our net cash and investments position at December 31, 2016 as compared to April 2, 2016 was primarily due to our operating cash flows of $850 million, partially offset by our use of cash to invest in our business through $225 million in capital expenditures, to make dividend payments of $124 million, and to support Class A common stock repurchases of $115 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards.
The decline in equity was attributable to our dividends declared and share repurchase activity, partially offset by our comprehensive income and the net impact of stock-based compensation arrangements during the nine months ended December 31, 2016.
Cash Flows
The following table details our cash flows for the nine-month periods ended December 31, 2016 and December 26, 2015:

	Nine Months Ended
	December 31, 2016	December 26, 2015	$ Change
	(millions)
Net cash provided by operating activities	$850	$852	$(2)
Net cash provided by (used in) investing activities	17	(391)	408
Net cash used in financing activities	(369)	(428)	59
Effect of exchange rate changes on cash and cash equivalents	(26)	(6)	(20)
Net increase in cash and cash equivalents	$472	$27	$445

Net Cash Provided by Operating Activities.    Net cash provided by operating activities decreased to $850 million during the nine months ended December 31, 2016, as compared to $852 million during the nine months ended December 26, 2015. The $2 million net decrease in cash provided by operating activities was due to a decline in net income before non-cash charges, partially offset by a net favorable change related to our operating assets and liabilities, including our working capital. The net increase related to our working capital was primarily driven by:

•	a decline in our inventory levels, largely driven by our inventory management initiatives, lower sourcing costs, and the timing of inventory receipts; and

•	a favorable change in our accounts receivable, largely driven by the timing of cash collections.
These increases related to our working capital were partially offset by unfavorable changes in our (i) accounts payable and accrued liabilities and (ii) prepaid expenses and other current assets, both largely driven by the timing of payments.
Net Cash Provided by (Used in) Investing Activities.    Net cash provided by investing activities was $17 million during the nine months ended December 31, 2016, as compared to net cash used in investing activities of $391 million during the nine months ended December 26, 2015. The $408 million net increase in cash provided by investing activities was primarily driven by:

•
a $290 million increase in proceeds from sales and maturities of investments, less cash used to purchase investments. During the nine months ended December 31, 2016, we made net investment sales of $244 million, as compared to net investment purchases of $46 million during the nine months ended December 26, 2015; and

•
a $100 million decline in capital expenditures. During the nine months ended December 31, 2016, we spent $225 million on capital expenditures, as compared to $325 million during the nine months ended December 26, 2015. Our capital expenditures during the nine months ended December 31, 2016 primarily related to our global retail store expansion, department store renovations, enhancements to our global information technology systems, and further development of our infrastructure.

Net Cash Used in Financing Activities.    Net cash used in financing activities was $369 million during the nine months ended December 31, 2016, as compared to $428 million during the nine months ended December 26, 2015. The $59 million net decrease in cash used in financing activities was primarily driven by:

•
a $284 million decline in cash used to repurchase shares of our Class A common stock. During the nine months ended December 31, 2016, we used $100 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $15 million in shares of Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our long-term stock incentive plans. On a comparative basis, during the nine months ended December 26, 2015, we used $380 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $19 million in shares of Class A common stock were surrendered or withheld for taxes.

This decrease in cash used in financing activities were partially offset by:

•
a $196 million increase in cash used to repay debt, less proceeds from debt issuances. During the nine months ended December 31, 2016, we made $90 million in net repayments related to our commercial paper note issuances and repayments and repaid $26 million of borrowings previously outstanding under our credit facilities. On a comparative basis, during the nine months ended December 26, 2015, we received $299 million in proceeds from our issuance of 2.625% unsecured senior notes in August 2015, which was partially offset by net repayments of $219 million related to our commercial paper note issuances and repayments; and

•	a $26 million decline in proceeds from the exercise of stock options.

Sources of Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, our available cash and cash equivalents and short-term investments, availability under our credit facilities, our issuances of commercial paper notes, and other available financing options.
During the nine months ended December 31, 2016, we generated $850 million of net cash flows from our operations. As of December 31, 2016, we had $1.381 billion in cash, cash equivalents, and short-term investments, of which $1.149 billion were held by our subsidiaries domiciled outside the U.S. We are not dependent on foreign cash to fund our domestic operations and do not expect to repatriate these balances to meet our domestic cash needs. However, if our plans change and we choose to repatriate any funds to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.
The following table presents our total availability, borrowings outstanding, and remaining availability under our credit facilities and Commercial Paper Program as of December 31, 2016:

	December 31, 2016
Description(a)	Total Availability	Borrowings Outstanding		Remaining Availability
	(millions)
Global Credit Facility and Commercial Paper Program(b)	$500	$8	(c)	$492
Pan-Asia Credit Facilities	53	—		53

(a)	As defined in Note 10 to the accompanying consolidated financial statements.

(b)
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility. Accordingly, we do not expect combined borrowings outstanding under the Commercial Paper Program and the Global Credit Facility to exceed $500 million.

(c)	Represents outstanding letters of credit for which we were contingently liable under the Global Credit Facility as of December 31, 2016.
We believe that our Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of December 31, 2016, there were nine financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 20%. Borrowings under the Pan-Asia Credit Facilities are guaranteed by the parent company and are granted at the sole discretion of the participating regional branches of JPMorgan Chase (the "Banks"), subject to availability of the Banks' funds and satisfaction of certain regulatory requirements. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Global Credit Facility and the Pan-Asia Credit Facilities in the event of our election to draw funds in the foreseeable future.
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

Common Stock Repurchase Program
As of December 31, 2016, the remaining availability under our Class A common stock repurchase program was $200 million, reflecting the May 11, 2016 approval by our Board of Directors to expand the program by up to an additional $200 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions.
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
The Global Credit Facility contains a number of covenants, as described in Note 10 to the accompanying consolidated financial statements. As of December 31, 2016, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility. The Pan-Asia Credit Facilities do not contain any financial covenants.
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

As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts will fail to meet their contractual obligations. To mitigate this counterparty credit risk, we have a policy of only entering into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. Our established policies and procedures for mitigating credit risk from derivative transactions include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties, when possible, to mitigate credit risk associated with our derivative instruments. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of December 31, 2016. However, we do have in aggregate $66 million of derivative instruments in net asset positions with eight creditworthy financial institutions.
Foreign Currency Risk Management
We manage our exposure to changes in foreign currency exchange rates through the use of forward foreign currency exchange and cross-currency swap contracts. See Note 12 to the accompanying consolidated financial statements for a summary of the notional amounts and fair values of our forward foreign currency exchange and cross-currency swap contracts outstanding as of December 31, 2016.
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

Investment Risk Management
As of December 31, 2016, we had cash and cash equivalents on-hand of $928 million, consisting of deposits in interest bearing accounts and investments in money market funds and time deposits with original maturities of 90 days or less. Our other significant investments included $453 million of short-term investments, consisting of time deposits and corporate bonds with original maturities greater than 90 days; $42 million of restricted cash placed in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters; and $82 million of non-current investments, consisting of time deposits with maturities greater than one year.
We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed further below. Our investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in our investment policy. See Note 12 to the accompanying consolidated financial statements for further detail of the composition of our investment portfolio as of December 31, 2016.
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
The Company carried out an evaluation based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level as of December 31, 2016. Except as discussed below, there has been no change in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Our ability to conduct business in both domestic and international markets may be affected by legal, regulatory, political, and economic risks.
Our ability to capitalize on growth in new international markets and to maintain our current level of operations in our existing markets is subject to certain risks associated with operating in various locations around the globe. These include, but are not limited to:

•
complying with a variety of U.S. and foreign laws and regulations, including, but not limited to, trade, labor, and product safety trading restrictions, as well as the Foreign Corrupt Practices Act, which prohibits U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business, and the U.K. Bribery Act, which prohibits U.K. and related companies from any form of bribery;

•	unexpected changes in laws, judicial processes, or regulatory requirements;

•	adapting to local customs and culture; and

•	new tariffs or other barriers in certain international markets.
We are also subject to general political and economic risks in connection with our domestic and international operations, including:

•	political instability and terrorist attacks;

•	changes in diplomatic and trade relationships; and

•	general economic fluctuations in specific countries or markets.
We cannot predict whether quotas, duties, taxes, or other similar restrictions will be imposed by the U.S., the European Union, Asia, or other countries upon the import or export of our products in the future, or what effect any of these actions would have, if any, on our business, results of operations, and financial condition. Changes in regulatory, geopolitical, social, economic, or monetary policies and other factors, including those which may result from the United Kingdom's referendum vote to exit the European Union as discussed below or the result of the 2016 U.S. presidential election, if any, may have a material adverse effect on our business in the future, or may require us to exit a particular market or significantly modify our current business practices.
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
No shares of the Company's Class B common stock were converted into Class A common stock during the three months ended December 31, 2016.

(b)	Not Applicable

(c)	Stock Repurchases
The following table sets forth the repurchases of shares of the Company's Class A common stock during the three months ended December 31, 2016:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(a)
					(millions)
October 2, 2016 to October 29, 2016	—		$—	—	$200
October 30, 2016 to December 3, 2016	3,721	(b)	97.83	—	200
December 4, 2016 to December 31, 2016	1,605	(b)	90.79	—	200
	5,326			—

(a)	Repurchases of shares of Class A common stock are subject to overall business and market conditions.

(b)	Represents shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.

Item 6.	Exhibits.

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1/A (File No. 333-24733) filed June 10, 1997).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Form 8-K filed August 16, 2011).
3.3	Third Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Form 8-K filed February 5, 2014).
10.1	Employment Separation Agreement and Release, between the Company and Stefan Larsson (filed as Exhibit 10.1 to the Form 8-K dated January 27, 2017).†
12.1*	Computation of Ratio of Earnings to Fixed Charges.
31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a).
31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a).
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2016 and April 2, 2016, (ii) the Consolidated Statements of Operations for the three-month and nine-month periods ended December 31, 2016 and December 26, 2015, (iii) the Consolidated Statements of Comprehensive Income for the three-month and nine-month periods ended December 31, 2016 and December 26, 2015, (iv) the Consolidated Statements of Cash Flows for the nine-month periods ended December 31, 2016 and December 26, 2015, and (v) the Notes to the Consolidated Financial Statements.

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

Date: February 9, 2017

