Form 10-K
period 2017-04-01
RALPH LAUREN CORP
filed 2017-05-18
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 1, 2017
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
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☑
The aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant was $5,674,524,328 as of September 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter based on the closing price of the common stock on the New York Stock Exchange.

At May 12, 2017, 55,113,976 shares of the registrant's Class A common stock, $.01 par value and 25,881,276 shares of the registrant's Class B common stock, $.01 par value were outstanding.
Part III incorporates information from certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended April 1, 2017.

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

•	the potential impact to our business and future strategic direction resulting from our transition to a new Chief Executive Officer;

•
our ability to successfully implement our long-term growth strategy, which entails evolving our product, marketing, and shopping experience to increase desirability and relevance, and evolving our operating model to enable sustainable, profitable sales growth by significantly reducing supply chain lead times, improving our sourcing, and executing a disciplined multi-channel distribution and expansion strategy;

•
the impact to our business resulting from investments and other costs incurred in connection with the execution of our long-term growth strategy, including restructuring-related charges, which may be dilutive to our earnings in the short term;

•	our ability to achieve anticipated operating enhancements, sales growth, and/or cost reductions from our restructuring plans;

•	the impact to our business resulting from potential costs and obligations related to the early closure of our stores or termination of our long-term, non-cancellable leases;

•	our ability to effectively manage inventory levels and the increasing pressure on our margins in a highly promotional retail environment;

•	our efforts to successfully enhance, upgrade, and/or transition our global information technology systems and e-commerce platform;

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

•
the impact to our business resulting from the United Kingdom's decision to exit the European Union and the uncertainty surrounding the terms and conditions of such a withdrawal, as well as the related impact to global stock markets and currency exchange rates;

•
changes in our tax obligations and effective tax rates due to a variety of factors, including potential changes in tax laws and regulations, accounting rules, or the mix and level of earnings by jurisdiction;

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

•
the potential impact to our business resulting from the financial difficulties of certain of our large wholesale customers, which may result in consolidations, liquidations, restructurings, and other ownership changes in the retail industry, as well as other changes in the competitive marketplace, including the introduction of new products or pricing changes by our competitors;

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

•	our ability to open new retail stores, concession shops, and e-commerce sites in an effort to expand our direct-to-consumer presence;

•	the potential impact to the trading prices of our securities if our Class A common stock share repurchase activity and/or cash dividend payments differ from investors' expectations;

•	our ability to maintain our credit profile and ratings within the financial community;

•	our ability to make certain strategic acquisitions and successfully integrate the acquired businesses into our existing operations; and

•	the potential impact on our operations and on our suppliers and customers resulting from natural or man-made disasters.
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
WEBSITE ACCESS TO COMPANY REPORTS AND OTHER INFORMATION
Our investor website is http://investor.ralphlauren.com. We were incorporated in June 1997 under the laws of the State of Delaware. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 are available at our investor website under the caption "SEC Filings" promptly after we electronically file such materials with or furnish such materials to the SEC. Information relating to corporate governance at Ralph Lauren Corporation, including our Corporate Governance Policies, our Code of Business Conduct and Ethics for all directors, officers, and employees, our Code of Ethics for Principal Executive Officers and Senior Financial Officers, and information concerning our directors, Committees of the Board of Directors, including Committee charters, and transactions involving Ralph Lauren Corporation securities by directors and executive officers are available at our website under the captions "Corporate Governance" and "SEC Filings." Paper copies of these filings and corporate governance documents are available to stockholders without charge by written request to Investor Relations, Ralph Lauren Corporation, 625 Madison Avenue, New York, New York 10022.

In this Form 10-K, references to "Ralph Lauren," "ourselves," "we," "our," "us," and the "Company" refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. Due to the collaborative and ongoing nature of our relationships with our licensees, such licensees are sometimes referred to in this Form 10-K as "licensing alliances." Our fiscal year ends on the Saturday closest to March 31. All references to "Fiscal 2018" represent the 52-week fiscal year ending March 31, 2018. All references to "Fiscal 2017" represent the 52-week fiscal year ended April 1, 2017. All references to "Fiscal 2016" represent the 53-week fiscal year ended April 2, 2016. All references to "Fiscal 2015" represent the 52-week fiscal year ended March 28, 2015.
PART I

Item 1.	Business.
General
Founded in 1967 by Mr. Ralph Lauren, we are a global leader in the design, marketing, and distribution of premium lifestyle products, including apparel, accessories, home furnishings, and other licensed product categories. Our long-standing reputation and distinctive image have been developed across an expanding number of products, brands, sales channels, and international markets. We believe that our global reach, breadth of product offerings, and multi-channel distribution are unique among luxury and apparel companies.
We have diversified our business by geography (North America, Europe, and Asia, among other regions) and channels of distribution (wholesale, retail, and licensing). This allows us to maintain a dynamic balance as our operating results do not depend solely on the performance of any single geographic area or channel of distribution. Our wholesale sales are made principally to major department stores and specialty stores around the world. We also sell directly to consumers through our integrated retail channel, which includes our retail stores, concession-based shop-within-shops, and e-commerce operations around the world. In addition, we license to unrelated third parties for specified periods the right to operate retail stores and/or to use our various trademarks in connection with the manufacture and sale of designated products, such as certain apparel, eyewear, fragrances, and home furnishings.
Effective beginning in the fourth quarter of Fiscal 2017, we organize our business into the following three reportable segments: North America, Europe, and Asia. In addition to these reportable segments, we also have other non-reportable segments. See "Our Segments" for further discussion of our segment reporting structure.
Our global reach is extensive, with merchandise available through our wholesale distribution channels at over 13,000 doors worldwide, the majority in specialty stores. We also sell directly to customers throughout the world via our 466 retail stores and 619 concession-based shop-within-shops, as well as through our various e-commerce sites. In addition to our directly-operated stores and shops, our international licensing partners operate 105 Ralph Lauren stores, 22 Ralph Lauren concession shops, and 136 Club Monaco stores and shops.
We continue to invest in our business. Over the past five fiscal years, we have invested approximately $1.855 billion for acquisitions and capital improvements, primarily funded through strong operating cash flow. We also continue to return value to our shareholders through our common stock share repurchases and payment of quarterly cash dividends. Over the past five fiscal years, the cost of shares of Class A common stock repurchased pursuant to our common stock repurchase program was approximately $2.177 billion and dividends paid amounted to approximately $770 million.
We have been controlled by the Lauren family since the founding of our Company. As of April 1, 2017, Mr. R. Lauren, or entities controlled by the Lauren family, held approximately 83% of the voting power of the Company's outstanding common stock.

Objectives and Opportunities
We believe that our size and the global scope of our operations provide us with design, sourcing, and distribution synergies across our different businesses. Our core strengths include a portfolio of global premium lifestyle brands, a strong record of developing and extending the distribution of our brands through multiple channels in global markets, an investment philosophy supported by a strong balance sheet, and an experienced management team. Despite the various risks and uncertainties associated with the current global economic environment, as discussed further in Item 7 — "Management's Discussion and Analysis of Financial Condition and Results of Operations — Current Trends and Outlook," we believe our core strengths will allow us to execute our long-term growth strategy.
In connection with our Way Forward Plan (as described in "Recent Developments"), we have developed a long-term growth strategy with the objective of delivering sustainable, profitable growth and long-term value creation for shareholders. Our growth strategy is comprised of the following key strategic initiatives:

•	Evolve our brand strategy, with the consumer in the center and a greater focus on our core brands;

•	Refocus and evolve the product, marketing, and shopping experience to increase desirability and relevance;

•	Develop a systematic and repeatable way of building a stronger assortment;

•	Develop a demand-driven supply chain;

•	Develop best-in-class sourcing to optimize quality, cost, speed, and flexibility;

•	Develop a disciplined multi-channel distribution and expansion strategy that strengthens the brand and drives high quality growth;

•	Rightsize our cost structure and develop a disciplined return on investment-driven financial model; and

•	Continue to strengthen our leadership team and culture.
Recent Developments
Change in Chief Executive Officer
Consistent with our announcement on February 2, 2017, Mr. Stefan Larsson departed as the Company's President and Chief Executive Officer ("CEO") and as a member of our Board of Directors, effective as of May 1, 2017. Subsequently, on May 17, 2017, we announced that Mr. Patrice Louvet will be appointed as the Company's new President and CEO and as a member of our Board of Directors, effective as of July 10, 2017 or such date as may be mutually agreed upon by the parties. See Note 22 to our accompanying consolidated financial statements for further discussion regarding the appointment of Mr. Louvet.
In connection with Mr. Larsson's departure, we recorded other charges of $11.4 million during Fiscal 2017 and expect to incur additional charges of approximately $6 million during Fiscal 2018. See Note 10 to our accompanying consolidated financial statements for further discussion regarding Mr. Larsson's departure.
Way Forward Plan
On June 2, 2016, our Board of Directors approved a restructuring plan with the objective of delivering sustainable, profitable sales growth and long-term value creation for shareholders (the "Way Forward Plan"). We plan to refocus on our core brands and evolve our product, marketing, and shopping experience to increase desirability and relevance. We also intend to evolve our operating model to enable sustainable, profitable sales growth by significantly improving quality of sales, reducing supply chain lead times, improving our sourcing, and executing a disciplined multi-channel distribution and expansion strategy. As part of the Way Forward Plan, we plan to rightsize our cost structure and implement a return on investment-driven financial model to free up resources to invest in the brand and drive high-quality sales. The Way Forward Plan includes strengthening our leadership team and creating a more nimble organization by moving from an average of nine to six layers of management. The Way Forward Plan also includes the discontinuance of our Denim & Supply brand and the integration of our denim product offerings into our Polo Ralph Lauren brand. Collectively, these actions resulted in a reduction in workforce and the closure of certain stores and shop-within-shops during Fiscal 2017, and are expected to result in gross annualized expense savings of approximately $180 million to $220 million.

On March 30, 2017, our Board of Directors approved the following additional restructuring-related activities associated with our Way Forward Plan: (i) the restructuring of our in-house global e-commerce platform which was in development and shift to a more cost-effective, flexible e-commerce platform through a new agreement with Salesforce's Commerce Cloud, formerly known as Demandware; (ii) the closure of our Polo store at 711 Fifth Avenue in New York City; and (iii) the further streamlining of the organization and the execution of other key corporate actions in line with our Way Forward Plan. These actions, which are expected to be completed by the end of Fiscal 2018, are an important part of our efforts to achieve our stated objective to return to sustainable, profitable growth and invest in the future. These additional restructuring-related activities will result in a further reduction in workforce and the closure of certain corporate office and store locations, and are expected to result in additional gross annualized expense savings of approximately $140 million.
In connection with the Way Forward Plan, we currently expect to incur total estimated charges of approximately $770 million, comprised of cash-related restructuring charges of approximately $450 million and non-cash charges of approximately $320 million. Cumulative cash and non-cash charges incurred during Fiscal 2017 were $289.1 million and $277.3 million, respectively. In addition to these charges, we also incurred an additional non-cash charge of $155.2 million during Fiscal 2017 associated with the destruction of inventory out of current liquidation channels in line with our Way Forward Plan. See Notes 9 and 10 to our accompanying consolidated financial statements for detailed discussions of the charges recorded in connection with the Way Forward Plan.
Our Brands and Products
Our products, which include apparel, accessories, and fragrance collections for men and women, as well as childrenswear and home furnishings, comprise one of the most widely recognized families of consumer brands. Reflecting a distinctive American perspective, we have been an innovator in aspirational lifestyle branding and believe that, under the direction of internationally renowned designer Mr. Ralph Lauren, we have had a considerable influence on the way people dress and the way that fashion is advertised throughout the world.
We combine consumer insight with our design, marketing, and imaging skills to offer, along with our licensing alliances, broad lifestyle product collections with a unified vision:

•
Apparel — Our apparel products include extensive collections of men's, women's, and children's clothing, which are sold under various brand names, including Ralph Lauren Collection, Ralph Lauren Purple Label, Polo Ralph Lauren, Double RL, Lauren Ralph Lauren, Polo and RLX Golf, Polo Ralph Lauren Children, Chaps, and Club Monaco, among others;

•
Accessories — Our range of accessories encompasses men's and women's, including footwear, eyewear, watches, fine jewelry, hats, belts, and leather goods, including handbags and luggage, which are sold under various brand names, including Ralph Lauren Collection, Ralph Lauren Purple Label, Double RL, Polo Ralph Lauren, Lauren Ralph Lauren, Polo Ralph Lauren Children, and Club Monaco, among others;

•	Home — Our coordinated home products include bedding and bath products, furniture, fabric and wallpaper, lighting, tabletop, and giftware;

•
Fragrance — Our fragrance offerings capture the essence of Ralph Lauren's men's and women's brands with numerous labels, designed to appeal to a variety of audiences. Women's fragrance products are sold under our Ralph Lauren Blue, Romance collection, RALPH collection, and Big Pony collection brands. Men's fragrance products are sold under our Safari, Polo Sport, Polo Green, Polo Blue, Polo Blue Sport, Purple Label, Polo Black, Double Black, Big Pony collection, Polo Red collection, and Polo Supreme Oud brands; and

•
Restaurants — Our restaurants translate Ralph Lauren's distinctive vision into places to gather with family and friends to enjoy fine food. Our restaurant concepts include The Polo Bar in New York City, RL Restaurant located in Chicago, Ralph's located in Paris, and our Ralph's Coffee concept, with our newest location in London.

Our lifestyle brand image is reinforced by our distribution through our stores and concession-based shop-within-shops, our wholesale channels of distribution, our global e-commerce sites, and our Ralph Lauren restaurants. We organize our brands into the following groups:

1.	Ralph Lauren Luxury — Our Luxury group includes:
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
Double RL. Founded in 1993 and named after Ralph Lauren and his wife Ricky's "RRL" ranch in Colorado, Double RL offers a mix of selvedge denim, vintage apparel, sportswear, and accessories, with roots in workwear and military gear. Double RL is available at Double RL stores, at select Ralph Lauren stores, and an exclusive selection of the finest specialty stores around the world, as well as online at our Ralph Lauren e-commerce sites, including RalphLauren.com.
Ralph Lauren Home. Ralph Lauren Home presents home furnishings and accessories that reflect the style and craftsmanship synonymous with the name Ralph Lauren. Ralph Lauren Home includes furniture, bed and bath linens, china, crystal, silver, decorative accessories and gifts, as well as lighting, fabric, wallcovering, and floorcovering. Ralph Lauren Home offers exclusive luxury goods at select Ralph Lauren stores, home specialty stores, trade showrooms, and online at our Ralph Lauren e-commerce sites, including RalphLauren.com. The complete world of Ralph Lauren Home can be explored online at RalphLaurenHome.com.
Ralph Lauren Watches and Fine Jewelry. In 2009, Ralph Lauren, together with internationally renowned luxury group Compagnie Financière Richemont SA, introduced a premier collection of timepieces through the Ralph Lauren Watch & Jewelry Co. The Ralph Lauren Watch & Jewelry Co. also offers premier collections of fine jewelry. Ralph Lauren watches and fine jewelry are available at select Ralph Lauren stores and flagship locations around the world. A selection of watches is also available online at RalphLauren.com and the finest watch retailers.

2.	Polo Ralph Lauren — The Polo Ralph Lauren group includes:
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

Pink Pony. Established in 2000, the Pink Pony campaign is our worldwide initiative in the fight against cancer. In the U.S., a percentage of sales from Pink Pony products benefit the Pink Pony Fund of The Polo Ralph Lauren Foundation, which supports programs for early diagnosis, education, treatment, and research, and is dedicated to bringing patient navigation and quality cancer care to medically underserved communities. Internationally, a network of local cancer charities around the world benefit from the sale of Pink Pony products. Pink Pony primarily consists of women's sportswear and accessories. Pink Pony items feature our iconic pink polo player – a symbol of our commitment to the fight against cancer. Pink Pony is available at select Polo and Ralph Lauren stores and online at our Ralph Lauren e-commerce sites, including RalphLauren.com. Pink Pony is also available at select Macy's stores and online at Macys.com.

3.	Lauren Ralph Lauren — Our Lauren group includes:
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
Lauren Home. Launching in 2017, the Lauren Home collection includes accessibly-priced, timeless bath and bedding designs, updated with a fresh, modern spirit. The collection is built upon an assortment of essentials that is designed to be periodically augmented with trend-relevant colors and patterns.

4.
Chaps — Chaps represents a complete lifestyle collection for the entire family and home, with casual sportswear, workday essentials, and fashionable dresses. The Chaps men's, women's, and children's collections are available at select stores in the U.S., Canada, Mexico, Europe, and the United Arab Emirates. Chaps Home is available exclusively at Kohl's and online at Kohl's.com.

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

Our Segments
Prior to the fourth quarter of Fiscal 2017, we organized our business into the following three reportable segments: wholesale, retail, and licensing. In connection with the Way Forward Plan, we have implemented significant organizational changes that have impacted the manner in which we manage the Company. Accordingly, during the fourth quarter of Fiscal 2017, we realigned our business into the following three reportable segments:

•
North America — Our North America segment, representing approximately 57% of our Fiscal 2017 net revenues, primarily consists of sales of our Ralph Lauren branded apparel, accessories, home furnishings, and related products made through our wholesale and retail businesses in the U.S. and Canada, which include 7,294 wholesale doors, 46 Ralph Lauren stores, 170 factory stores, and our e-commerce site, www.RalphLauren.com.

•
Europe — Our Europe segment, representing approximately 23% of our Fiscal 2017 net revenues, primarily consists of sales of our Ralph Lauren branded apparel, accessories, home furnishings, and related products made through our wholesale and retail businesses in Europe and the Middle East, which include 5,690 wholesale doors, 21 Ralph Lauren stores, 61 factory stores, 31 concession-based shop-within-shops, and various e-commerce sites.

•
Asia — Our Asia segment, representing approximately 13% of our Fiscal 2017 net revenues, primarily consists of sales of our Ralph Lauren branded apparel, accessories, home furnishings, and related products made through our wholesale and retail businesses in Asia, Australia, and New Zealand, which include 187 wholesale doors, 42 Ralph Lauren stores, 47 factory stores, 586 concession-based shop-within-shops, and various third-party digital partner e-commerce sites.

No operating segments were aggregated to form our reportable segments. In addition to these reportable segments, we also have other non-reportable segments, representing approximately 7% of our Fiscal 2017 net revenues, which primarily consist of (i) sales of our Club Monaco branded products made through our retail businesses in the U.S., Canada, and Europe, (ii) sales of our Ralph Lauren branded products made through our wholesale business in Latin America, and (iii) royalty revenues earned through our global licensing alliances.
This new segment structure is consistent with how we establish our overall business strategy, allocate resources, and assess performance of our Company. All prior period segment information has been recast to reflect the realignment of our segment reporting structure on a comparable basis.
Approximately 40% of our Fiscal 2017 net revenues were earned outside of the U.S. See Note 20 to the accompanying consolidated financial statements for a summary of net revenues and operating income by segment, as well as net revenues and long-lived assets by geographic location.
Our Wholesale Business
Our wholesale business sells our products globally to leading upscale and certain mid-tier department stores, specialty stores, and golf and pro shops. We have continued to focus on elevating our brand by improving in-store product assortment and presentation, as well as full-price sell-throughs to consumers. As of the end of Fiscal 2017, our wholesale products were sold through over 13,000 doors worldwide, with the majority in specialty stores. Our products are also sold through the e-commerce sites of certain of our wholesale customers.
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
Worldwide Wholesale Distribution Channels
The following table presents the number of wholesale doors by segment as of April 1, 2017:

Doors
North America	7,294
Europe	5,690
Asia	187
Other non-reportable segments	166
Total	13,337
We have three key wholesale customers that generate significant sales volume. During Fiscal 2017, sales to our largest wholesale customer, Macy's, Inc. ("Macy's"), accounted for approximately 10% of our total net revenues. Further, during Fiscal 2017, sales to our three largest wholesale customers, including Macy's, accounted for approximately 21% of our total net revenues. Substantially all sales to our three largest wholesale customers related to our North America segment.
Our products are sold primarily by our own sales forces. Our wholesale business maintains its primary showrooms in New York City. In addition, we maintain regional showrooms in Milan, Paris, London, Munich, Madrid, Stockholm, and Panama.

Shop-within-Shops.    As a critical element of our distribution to department stores, we and our licensing partners utilize shop-within-shops to enhance brand recognition, to permit more complete merchandising of our lines by the department stores, and to differentiate the presentation of our products.
The following table presents the number of shop-within-shops by segment as of April 1, 2017:

Shop-within-Shops
North America	16,970
Europe	6,164
Asia	339
Other non-reportable segments	331
Total	23,804
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
Our Retail Business
Our retail business sells directly to customers throughout the world via our 466 retail stores, totaling approximately 3.7 million square feet, and 619 concession-based shop-within-shops, as well as through our various e-commerce sites. We operate our retail business using an omni-channel retailing strategy that seeks to deliver an integrated shopping experience with a consistent message of our brands and products to our customers, regardless of whether they are shopping for our products in one of our physical stores or online.
Ralph Lauren Stores
Our Ralph Lauren stores feature a broad range of apparel, accessories, watch and jewelry, fragrance, and home product assortments in an atmosphere reflecting the distinctive attitude and image of the Ralph Lauren, Polo, and Double RL brands, including exclusive merchandise that is not sold in department stores. During Fiscal 2017, we opened six new Ralph Lauren stores and closed 41 stores. Our Ralph Lauren stores are primarily situated in major upscale street locations and upscale regional malls, generally in large urban markets.
The following table presents the number of Ralph Lauren stores by segment as of April 1, 2017:

Ralph Lauren Stores
North America	46
Europe	21
Asia	42
Total	109
Our eight flagship Ralph Lauren store locations showcase our iconic styles and products and demonstrate our most refined merchandising techniques. In addition to generating sales of our products, our worldwide Ralph Lauren stores establish, reinforce, and capitalize on the image of our brands. Our Ralph Lauren stores range in size from approximately 700 to 37,900 square feet.

Factory Stores
We extend our reach to additional consumer groups through our 278 factory stores worldwide, which are principally located in major outlet centers. Our worldwide factory stores offer selections of our apparel, accessories, and fragrances. In addition to these product offerings, certain of our factory stores in North America offer home furnishings. During Fiscal 2017, we opened 14 new factory stores and closed eight factory stores.
The following table presents the number of factory stores by segment as of April 1, 2017:

Factory Stores
North America	170
Europe	61
Asia	47
Total	278
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
The following table presents the number of concession-based shop-within-shops by segment as of April 1, 2017:

Concession-based Shop-within-Shops
Europe	31
Asia	586
Other non-reportable segments	2
Total(a)	619

(a)	Our concession-based shop-within-shops were located at approximately 260 retail locations.
The size of our concession-based shop-within-shops ranges from approximately 200 to 3,300 square feet. We may share in the cost of building out certain of these shop-within-shops with our department store partners.
Club Monaco Stores
Our Club Monaco stores feature fashion apparel and accessories for both men and women with clean and contemporary signature styles. During Fiscal 2017, we opened 12 new Club Monaco stores and closed 10 stores. Our Club Monaco stores range in size from approximately 500 to 17,400 square feet.
The following table presents the number of Club Monaco stores by geographic location as of April 1, 2017:

Club Monaco Stores
North America	74
Europe	5
Total(a)	79

(a)	Our Club Monaco business has been aggregated with other non-reportable segments.

E-commerce Websites
In addition to our stores, our retail business sells products online in North America and Europe through our various e-commerce sites, which include www.RalphLauren.com and www.ClubMonaco.com, among others. In Asia, we sell products online through e-commerce sites of various third-party digital partners.
Our Ralph Lauren e-commerce sites offer our customers access to a broad array of Ralph Lauren, Polo, and Double RL apparel, accessories, watch and jewelry, fragrance, and home product assortments, and reinforce the luxury image of our brands. While investing in e-commerce operations remains a primary focus, it is an extension of our investment in the integrated omni-channel strategy used to operate our overall retail business, in which our e-commerce operations are interdependent with our physical stores.
Our Club Monaco e-commerce sites offer our domestic and Canadian customers access to our global assortment of Club Monaco apparel and accessories product lines, as well as select online exclusives.
Our Licensing Business
Through licensing alliances, we combine our consumer insight, design, and marketing skills with the specific product or geographic competencies of our licensing partners to create and build new businesses. We generally seek out licensing partners who are leaders in their respective markets, contribute the majority of the product development costs, provide the operational infrastructure required to support the business, and own the inventory. Our licensing business has been aggregated with other non-reportable segments.
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
The following table lists our largest licensing agreements as of April 1, 2017. Except as noted in the table, these product licenses cover North America only.

Category	Licensed Products	Licensing Partners
Men's Apparel	Underwear and Sleepwear	Hanesbrands, Inc. (includes Japan)
	Chaps, Lauren, and Ralph Tailored Clothing	Peerless Clothing International, Inc.

Beauty Products	Fragrances, Cosmetics, Color, and Skin Care	L'Oreal S.A. (global)

Accessories	Eyewear	Luxottica Group, S.p.A. (global)

Home(a)	Bedding and Bath	Ichida Co., Ltd. and Kohl's Illinois, Inc.
	Utility and Blankets	Hollander Sleep Products LLC, Ichida Co., Ltd., and Kohl's Illinois, Inc.
	Fabric and Wallpaper	P. Kaufmann, Inc.

(a)	Our Home products are sold under our Ralph Lauren Home, Lauren Ralph Lauren, and Chaps Home brands. As of April 1, 2017, we had agreements with 10 Home product licensing partners.

International Licensing
We believe that international markets offer additional opportunities for our iconic designs and lifestyle image. Our international licensing partners acquire the right to sell, promote, market, and/or distribute various categories of our products in a given geographic area and source products from us, our product licensing partners, and independent sources. The international licensees' rights may include the right to own and operate retail stores. As of April 1, 2017, our international licensing partners operated 105 Ralph Lauren stores, 22 Ralph Lauren concession shops, and 136 Club Monaco stores and shops.
Seasonality of Business
Our business is typically affected by seasonal trends, with higher levels of wholesale sales in our second and fourth fiscal quarters and higher retail sales in our second and third fiscal quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school, and holiday shopping periods impacting our retail business. As a result of growth and other changes in our business, along with changes in consumer spending patterns and the macroeconomic environment, historical quarterly operating trends and working capital requirements may not be indicative of our future performance. In addition, fluctuations in sales, operating income, and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns.
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
Our Ralph Lauren products are designed by, and under the direction of, Mr. Ralph Lauren and our design staff. We form design teams around our brands and product categories to develop concepts, themes, and products for each brand and category. Through close collaboration with merchandising, sales, and production staff, these teams support all of our businesses in order to gain market information and other valuable input.
Marketing and Advertising
Our marketing and advertising programs communicate the themes and images of our brands and are integral to the success of our product offerings. The majority of our advertising program is created and executed by our in-house creative and advertising agency to ensure consistency of presentation, which is complemented by our marketing experts in each region who help to execute our international strategies.
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
Our digital advertising programs focus on high impact and innovative digital media outlets, which allow us to convey our key brand messages and lifestyle positioning. We also develop digital editorial initiatives that allow for deeper education and engagement around the Ralph Lauren lifestyle, including the RL Magazine, RL Style Guide, and a wide array of video and social media content. We deploy these marketing and advertising initiatives through online, mobile, email, and social media. Our e-commerce sites present the Ralph Lauren lifestyle online, while offering a broad array of our apparel, accessories, and home product lines.

We advertise in consumer and trade print and digital media, and participate in cooperative advertising on a shared cost basis with some of our retail and licensing partners. We also provide point-of-sale fixtures and signage to our wholesale customers to enhance the presentation of our products at their retail locations. In addition, when our licensing partners are required to spend an amount equal to a percentage of their licensed product sales on advertising, we coordinate the advertising placement on their behalf. We believe our investments in shop-within-shop environments and retail stores, including our global flagship locations, contribute to and enhance the themes of our brands to consumers. Advertising and marketing expenses amounted to $219.9 million, $280.0 million, and $274.6 million in Fiscal 2017, Fiscal 2016, and Fiscal 2015, respectively. In Fiscal 2017, reductions in promotional programs, store count, and marketing staffing drove substantial savings in comparison to the prior fiscal year.
We also conduct a variety of public relations activities. Each spring and fall, our Ralph Lauren Women's Collection is presented during New York Fashion Week. We also introduce each of the spring and fall menswear and womenswear collections at press presentations in major cities such as New York City and Milan. These fashion events, in addition to celebrity red carpet dressing moments, model appearances, and events hosted in our stores and restaurants, including The Polo Bar in New York City, generate extensive domestic and international media and social coverage.
We continue to be the official outfitter for all on-court officials at both the Wimbledon and the U.S. Open tennis tournaments. Both tournaments provide worldwide exposure for our brand in a relevant lifestyle environment. We also continue to be the exclusive Official Parade Outfitter for the U.S. Olympic and Paralympic Teams, with the right to manufacture, distribute, advertise, promote, and sell products in the U.S. which replicate the Parade Outfits and associated leisure wear. Most recently, we dressed Team U.S.A. for the 2016 Summer Olympic Games in Rio de Janeiro, Brazil. As part of our involvement with Team U.S.A., we have established a partnership with athletes serving as brand ambassadors and as the faces of our advertising, marketing, and public relations campaigns. Additionally, under our agreement with the United States Golf Association ("USGA"), we continue to be the official apparel outfitter for the USGA and the U.S. Open Championships and serve as the championship's largest on-site apparel supplier.
We believe our partnerships with such prestigious global athletic events reinforce our brand's sporting heritage in a truly authentic way and serve to connect our Company and brands to our consumers through their individual areas of passion.
Sourcing, Production and Quality
We contract for the manufacture of our products and do not own or operate any production facilities. Approximately 600 different manufacturers worldwide produce our apparel, accessories, and home products, with no one manufacturer providing more than 4% of our total production during Fiscal 2017. We source both finished products and raw materials. Raw materials include fabric, buttons, and other trim. Finished products consist of manufactured and fully assembled products ready for shipment to our customers. In Fiscal 2017, over 97% of our products (by dollar value) were produced outside of the U.S., primarily in Asia, Europe, and Latin America. See "Import Restrictions and Other Government Regulations" and Item 1A — "Risk Factors — Our business is subject to risks associated with importing products and could suffer as a result of increases in the price of raw materials, freight, or labor; or a manufacturer's inability to produce our goods on time and to our specifications."
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
Suppliers operate under the close supervision of our global manufacturing division and buying agents headquartered in Asia, the Americas, the Middle East, and Europe. All products are produced according to our specifications and standards. Production and quality control staff in Asia, the Americas, the Middle East, and Europe monitor manufacturing at supplier facilities in order to correct problems prior to shipment of the final product. Procedures have been implemented under our vendor certification and compliance programs so that quality assurance is reviewed early in the production process, allowing merchandise to be received at the distribution facilities and shipped to customers with minimal interruption.

Competition
Competition is very strong in the segments of the fashion and consumer product industries in which we operate. We compete with numerous designers and manufacturers of apparel and accessories, fragrances, and home furnishing products, both domestic and international. We also face increasing competition from companies selling our product categories through the Internet. Some of our competitors may be significantly larger and have substantially greater resources than us. We compete primarily on the basis of fashion, quality, value, and service, which depend on our ability to:

•	anticipate and respond to changing consumer demands in a timely manner;

•	create and maintain favorable brand recognition, loyalty, and reputation for quality;

•	develop and produce high quality products that appeal to consumers;

•	competitively price our products and create an acceptable value proposition for consumers;

•	provide strong and effective marketing support;

•	source raw materials at cost-effective prices;

•	anticipate and maintain proper inventory levels;

•	ensure product availability and optimize supply chain and distribution efficiencies; and

•	obtain additional points of distribution and sufficient retail floor space, and effectively present our products to consumers.
See Item 1A — "Risk Factors — We face intense competition worldwide in the markets in which we operate."
Distribution
To facilitate global distribution, our products are shipped from manufacturers to a network of distribution centers around the world for inspection, sorting, packing, and delivery to our retail locations and e-commerce and wholesale customers. This network includes the following primary distribution facilities:

Facility Location	Geographic Region Serviced	Facility Ownership
Greensboro, North Carolina	U.S.	Owned
N. Pendleton Street, High Point, North Carolina	U.S.	Owned
NC Highway 66, High Point, North Carolina	U.S.	Leased
Eagle Hill Drive, High Point, North Carolina	U.S.	Leased
Chino Hills, California	U.S.	Third-party
Miami, Florida	U.S.	Third-party
Toronto, Ontario	Canada	Third-party
Parma, Italy	Europe	Third-party
Yokohama, Japan	Japan	Third-party
Bugok, South Korea	South Korea	Leased
Tuen Mun, Hong Kong	Greater China and Southeast Asia(a)	Third-party
Colón, Panama	Latin America	Third-party

(a)	Includes Australia, China, Hong Kong, Macau, Malaysia, New Zealand, the Philippines, Singapore, Taiwan, Thailand, and Vietnam.
All facilities are designed to allow for high-density cube storage and value-added services, and utilize unit and carton tracking technology to facilitate process control and inventory management. The distribution network is managed through globally integrated information technology systems.

Management Information Systems
Our management information systems make the design, marketing, manufacturing, importation, and distribution of our products more efficient by providing, among other things:

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
In the U.S. and Europe, we utilize an automated replenishment system to facilitate the processing of basic stock replenishment orders from our retail business and wholesale customers, the movement of goods through distribution channels, and the collection of information for planning and forecasting purposes. In the U.S. and Europe, we also utilize an automated allocation system to facilitate the flow of inventory for our retail business.
We recently completed the implementation of a global operating and financial reporting information technology system, SAP, as part of a multi-year plan to integrate and upgrade our systems and processes. We substantially completed the migration of our North America operations to SAP during Fiscal 2015, and the migration of our Europe operations to SAP was completed during the first quarter of Fiscal 2018. In addition to implementing SAP, we also completed the migration of our North America and Europe operations to a new procure-to-pay platform during Fiscal 2016 and Fiscal 2017, respectively. Further, we have plans to transition our e-commerce operations to a third-party cloud-based platform during Fiscal 2018.
See Item 1A — "Risk Factors — Risk and uncertainties associated with the implementation of information systems may negatively impact our business," "Risk Factors — A data security or privacy breach could damage our reputation and our relationships with our customers or employees, expose us to litigation risk, and adversely affect our business," and "Risk Factors — Our business could suffer if our computer systems and websites are disrupted or cease to operate effectively."
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
The following table presents our wholesale backlog by segment as of April 1, 2017 and April 2, 2016:

	April 1, 2017	April 2, 2016
	(billions)
North America	$0.8	$1.0
Europe	0.4	0.4
Total	$1.2	$1.4
We expect that substantially all of our backlog orders as of April 1, 2017 will be filled within the next fiscal year.
The size of our order backlog depends upon a number of factors, including the timing of the market weeks for our particular lines during which a significant percentage of our orders are received and the timing of shipments, which varies from year-to-year with consideration for holidays, consumer trends, concept plans, and the basic stock replenishment program's usage. As a consequence, a comparison of the size of our order backlog from period-to-period may not be meaningful, nor may it be indicative of eventual shipments.
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
In addition, each of the countries in which our products are sold has laws and regulations covering imports. Because the U.S. and the other countries in which our products are manufactured and sold may, from time to time, impose new duties, tariffs, surcharges, or other import controls or restrictions, including the imposition of a "safeguard quota," or adjust presently prevailing duty or tariff rates or levels, we maintain a program of intensive monitoring of import restrictions and opportunities. We seek to minimize our potential exposure to import-related risks through, among other measures, adjustments in product design and fabrication, shifts of production among countries and manufacturers, and through geographical diversification of our sources of supply.
As almost all of our products are manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations or executive action affecting textile agreements, or changes in sourcing patterns could adversely affect our operations. See Item 1A — "Risk Factors — Our ability to conduct business globally may be affected by a variety of legal, regulatory, political, and economic risks" and "Risk Factors — Our business is subject to risks associated with importing products and could suffer as a result of increases in the price of raw materials, freight, or labor; or a manufacturer's inability to produce our goods on time and to our specifications."
We are also subject to other international trade agreements, such as the North American Free Trade Agreement, the Central American Free Trade Agreement, the U.S.-Peru Free Trade Agreement, the U.S.-Jordan Free Trade Agreement, the U.S.-Korea Free Trade Agreement and other special trade preference programs. A portion of our imported products are eligible for certain of these duty-advantaged programs. Apparel and other products sold by us are under the jurisdiction of multiple governmental agencies, including, in the U.S., the Federal Trade Commission, the U.S. Fish and Wildlife Service, the Environmental Protection Agency, and the Consumer Products Safety Commission.

Our products are also subject to regulation in the U.S. and other countries, including the U.S. Consumer Product Safety Improvement Act, which imposes limitations on the permissible amounts of lead and phthalates allowed in children's products. These regulations relate principally to product labeling, licensing requirements, and consumer product safety requirements and regulatory testing, particularly with respect to products used by children. Any failure to comply with such requirements could result in significant penalties and require us to recall products, which could have a material adverse effect on our business or operating results. We believe that we are in substantial compliance with these regulations, as well as applicable federal, state, local, and foreign rules and regulations governing the discharge of materials hazardous to the environment. We do not anticipate any significant capital expenditures for environmental control matters either in the next fiscal year or in the near future. Our licensed products, licensing partners, buying/sourcing agents, and the vendors and factories with which we contract for the manufacture and distribution of our products are also subject to regulation. Our agreements require our licensing partners, buying/sourcing agents, vendors, and factories to operate in compliance with all applicable laws and regulations, and we are not aware of any violations which could reasonably be expected to have a material adverse effect on our business or operating results.
We are also subject to disclosure and reporting requirements, established under existing or new federal or state laws, such as the requirements to identify the origin and existence of certain "conflict minerals" under the Dodd-Frank Wall Street Reform and Consumer Protection Act, and disclosures of specific actions to eradicate abusive labor practices in our supply chain under the California Transparency in Supply Chains Act. While we require our suppliers to operate in compliance with all applicable laws and our operating guidelines which promote ethical and socially responsible business practices, any violation of labor, environmental, health, and safety or other laws, or any divergence by an independent supplier's labor practices from generally accepted industry standards, could damage our reputation, disrupt our sourcing capabilities, and increase the cost of doing business, adversely affecting our results of operations. See Item 1A — "Risk Factors — Our business could suffer if we fail to comply with labor laws or if one of our manufacturers fails to use acceptable labor or environmental practices."
Although we have not suffered any material restriction from doing business in desirable markets in the past, we cannot assure that significant impediments will not arise in the future as we expand product offerings and introduce additional trademarks to new markets.
Employees
As of April 1, 2017, we had approximately 23,300 employees, comprised of approximately 13,200 full-time and approximately 10,100 part-time employees. Approximately 12,800 of our employees are located in the U.S. and approximately 10,500 are located in foreign countries. Approximately 25 of our U.S. production employees in the womenswear business are members of Workers United (which was previously known as UNITE HERE) under an industry association collective bargaining agreement, which our womenswear subsidiary has adopted. We consider our relations with both our union and non-union employees to be good.

Executive Officers
The following are our current executive officers and their principal recent business experience:

Ralph Lauren	Age 77
Mr. Ralph Lauren founded our business in 1967 and, for nearly five decades, has cultivated the iconography of America into a global lifestyle brand. He is currently our Executive Chairman and Chief Creative Officer and has been a director of the Company since prior to our initial public offering in 1997. He had previously been our Chairman and Chief Executive Officer since prior to our initial public offering in 1997 until November 2015. In addition, he was previously a member of our Advisory Board or the Board of Directors of our predecessors since their organization.

Valérie Hermann	Age 54
Ms. Hermann has been our President, Global Brands since September 2016, with responsibility for all aspects of the development of our global brand groups, including Ralph Lauren Luxury, Polo Ralph Lauren, Lauren, Chaps, and Ralph Lauren Home. She served as our Global Brand President of Luxury, Women's Collections, and World of Accessories from April 2016 through September 2016, and was our President of Luxury Collections from April 2014 through April 2016. Ms. Hermann was President and Chief Executive Officer of Reed Krakoff Co. from April 2011 through March 2014. From 2005 to 2011, she served as Chief Executive Officer of Saint Laurent Paris. Prior to that, Ms. Hermann held various positions at LVMH Moët Hennessy Louis Vuitton, including Director of Women's Ready to Wear at Dior.

David Lauren	Age 45
Mr. David Lauren has been our Chief Innovation Officer and Vice Chairman of the Board of Directors since October 2016. From November 2010 to October 2016, he served as our Executive Vice President of Global Advertising, Marketing and Communications. Prior to that, he served in numerous leadership roles at the Company with responsibility for advertising, marketing and communications. He has been a director of the Company since August 2013. Mr. D. Lauren oversees the Company's innovation processes and capabilities to drive its brand strength and financial performance across all channels. He has been instrumental in growing the Company's global e-commerce business and pioneering our technology initiatives. He serves on the board of trustees of the Ralph Lauren Center for Cancer Care and the board of directors of The National Museum of American History. Mr. D. Lauren is also the President of The Polo Ralph Lauren Foundation. Before joining the Company in 2000, he was Editor-In-Chief and President of Swing, a general interest publication for Generation X. Mr. D. Lauren is the son of Mr. Ralph Lauren.

Jane Hamilton Nielsen	Age 53
Ms. Nielsen has been our Chief Financial Officer since September 2016. She served as Chief Financial Officer of Coach, Inc. from September 2011 to August 2016. From 2009 to 2011, she was Senior Vice President and Chief Financial Officer of PepsiCo Beverages Americas and the Global Nutrition Group, divisions of PepsiCo, Inc., with responsibility for all financial management including financial reporting, performance management, capital allocation, and strategic planning. Prior to that, Ms. Nielsen held various senior roles in finance at PepsiCo, Inc. and Pepsi Bottling Group starting in 1996. She also serves on the board of directors of Pinnacle Foods Inc. Ms. Nielsen received her M.B.A. from the Harvard Business School and B.A. from Smith College.

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
Recent changes in our executive and senior management team, including the departure of Mr. Stefan Larsson and the appointment of Mr. Patrice Louvet, may be disruptive to, or cause uncertainty in, our business, results of operations, financial condition, and the market price of our common stock.
Consistent with our announcement on February 2, 2017, Mr. Stefan Larsson departed as the Company's President and CEO and as a member of our Board of Directors, effective as of May 1, 2017. Subsequently, on May 17, 2017, we announced that Mr. Patrice Louvet will be appointed as the Company's new President and CEO and as a member of our Board of Directors, effective as of July 10, 2017 or such date as may be mutually agreed upon by the parties. Our ability to continue to execute our long-term growth strategy, including our Way Forward Plan initiatives, may be adversely affected or delayed by the uncertainty associated with the transition to a successor CEO. In addition to Mr. Larsson's departure, certain other members of our executive and senior management team have departed in recent years, and we plan to continue to implement other management and organizational changes in connection with our long-term growth strategy. These changes in our executive and senior management team may be disruptive to, or cause uncertainty in, our business and future strategic direction. The departure of certain key executives, including Mr. Larsson, and the failure to ensure a smooth transition and effective transfer of knowledge involving senior employees could hinder or delay our strategic planning and execution, as well as adversely affect our ability to attract and retain experienced and talented employees. Any such disruption or uncertainty could have a material adverse impact on our results of operations, financial condition, and the market price of our common stock. Further, such disruption may hinder our ability to maintain an effective system of internal controls and compliance with the requirements under the Sarbanes-Oxley Act of 2002.
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
We also depend on the service and management experience of other key executive officers and other members of senior management who have substantial experience and expertise in our industry and our business and have made significant contributions to our growth and success. The loss of the services of any of our key executive officers or other members of senior management, or one or more of our other key personnel, or the concurrent loss of several of these individuals or any negative public perception with respect to these individuals, could also have a material adverse effect on our business, results of operations, and financial condition.
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
We have implemented, and plan to continue to implement, restructuring plans to support key strategic initiatives, such as the Way Forward Plan, as described in Item 1 — "Business — Recent Developments." These restructuring plans are designed to deliver long-term sustainable growth by enhancing our operating effectiveness and efficiency, rightsizing and increasing the quality of our distribution channels, and reducing our operating costs. Restructuring plans present significant potential risks that may impair our ability to achieve anticipated operating enhancements and/or cost reductions, or otherwise harm our business, including:

•	higher than anticipated costs in implementing planned workforce reductions, particularly in highly regulated locations outside the U.S.;

•	higher than anticipated lease termination and store closure costs (see "Our business is subject to risks associated with leasing real estate and other assets under long-term, non-cancellable leases");

•	failure to meet operational targets or customer requirements due to the loss of employees or inadequate transfer of knowledge;

•	failure to maintain adequate controls and procedures while executing, and subsequent to completing, our restructuring plans;

•	diversion of management attention and resources from ongoing business activities and/or a decrease in employee morale;

•	attrition beyond any planned reduction in workforce; and

•	damage to our reputation and brand image due to our restructuring-related activities, including the closure of certain of our stores.
If we are not successful in implementing and managing our restructuring plans, we may not be able to achieve targeted operating enhancements, sales growth, and/or cost reductions, which could adversely impact our business, results of operations, and financial condition. Our failure to achieve targeted operating enhancements, sales growth, and/or cost reductions could also result in the implementation of additional restructuring-related activities, which may be dilutive to our earnings in the short term.
Our business is subject to risks associated with leasing real estate and other assets under long-term, non-cancellable leases.
We generally operate most of our retail stores under long-term, non-cancellable leasing arrangements. Our leases typically require us to make minimum rental payments, and often contingent rental payments based upon sales. In addition, our leases generally require us to pay our proportionate share of the cost of insurance, taxes, maintenance, and utilities. We generally cannot cancel our leases at our option. If an existing store is not profitable, and we decide to close it, we may be required to record an impairment charge and/or exit costs associated with the disposal of the store. In addition, we may remain obligated under the applicable lease for, among other things, payment of the base rent for the remaining lease term. Such costs and obligations related to the early closure of our stores or termination of our leases, such as the recent closing of our Polo store at 711 Fifth Avenue in New York City, could have a material adverse effect on our business, results of operations, and financial condition.
We cannot assure the successful implementation of our growth strategy.
In connection with our Way Forward Plan, we have developed a long-term growth strategy with the objective of delivering sustainable, profitable growth and long-term value creation for shareholders. We plan to refocus on our core brands and evolve our product, marketing, and shopping experience to increase desirability and relevance. We also intend to evolve our operating model by significantly improving quality of sales, reducing supply chain lead times, improving our sourcing, and executing a disciplined multi-channel distribution and expansion strategy. Our growth strategy also includes the rightsizing of our cost structure and implementation of a return on investment-driven financial model, as well as continuing to strengthen our leadership team.
Our ability to successfully execute our growth strategy is subject to various risks and uncertainties, as described within this "Risk Factors" section of our Form 10-K. Although we believe that our growth strategy will lead to long-term growth in revenue and profitability, there can be no assurance regarding the timing of or extent to which we will realize the anticipated benefits, if at all. Our failure to realize the anticipated benefits, which may be due to our inability to execute the various elements of our growth strategy, changes in consumer preferences, competition, economic conditions, and other risks described herein, could have a material adverse effect on our business, financial condition, and results of operations. Our failure could also result in the implementation of additional restructuring-related activities, which may be dilutive to our earnings in the short term.

Achievement of our growth strategy may require investment in new capabilities, distribution channels, and technologies. These investments may result in short-term costs without accompanying current revenues and, therefore, may be dilutive to our earnings in the short term. In addition, we may also incur other costs associated with the execution of our growth strategy, including restructuring-related charges, which may also be dilutive to our earnings in the short term. There can be no assurance regarding the timing of or extent to which we will realize the anticipated benefits of these investments and other costs, if at all.
See Item 1 — "Business — Objectives and Opportunities" for additional discussion regarding our growth strategy.
We may not be successful in the expansion of our multi-channel distribution network.
Implementation of our growth strategy involves the continuation and expansion of our multi-channel distribution network on a global basis, including our e-commerce operations, which is subject to many factors, including, but not limited to, our ability to:

•	identify new markets where our products and brand will be accepted by consumers;

•	identify desirable freestanding and department store locations, the availability of which may be out of our control;

•	negotiate acceptable lease terms, including desired tenant improvement allowances;

•	efficiently build-out stores and shop-within-shop locations;

•	source sufficient inventory levels to meet the needs of the new stores and shop-within-shops;

•	hire, train, and retain competent store personnel;

•	integrate new stores and shop-within-shops into our existing systems and operations; and

•
maintain and upgrade our e-commerce platform to provide our customers with a seamless shopping experience (see "Risks and uncertainties associated with the implementation of information systems may negatively impact our business").

Any of these challenges could delay or otherwise prevent us from successfully executing our distribution expansion strategy. There can be no assurance that our new stores and shop-within-shops will be successful and profitable or if the capital costs associated with the build-out of such new locations will be recovered. In addition, as we continue to expand and increase the global presence of our e-commerce business, sales from our brick and mortar stores and wholesale channels of distribution in areas where e-commerce sites are introduced may decline due to changes in consumer shopping habits and cannibalization.
Our failure to adequately address any of these challenges could result in reduced market share or sales or increased costs, which could adversely affect our business, results of operations, and financial condition.
Our profitability may decline if we are unable to effectively manage inventory or as a result of increasing pressure on margins.
We have implemented key strategic initiatives designed to optimize our inventory levels and improve the efficiency and responsiveness of our supply chain. Although we have shortened lead times for the design, sourcing, and production of certain of our product lines, we expect to continue to place orders with our vendors for the majority of our products in advance of the related selling season. Our failure to continue to shorten lead times or to correctly anticipate consumer preferences and demand could result in the build-up of excess inventory. If that occurs, we may be forced to rely on markdowns, promotional sales, destruction, or donations to dispose of excess, slow-moving inventory, which may negatively impact our overall profitability and/or impair the image of our brands.
Additionally, our industry is subject to significant pricing pressure caused by many factors, including intense competition and a highly promotional retail environment, consolidation in the retail industry, pressure from retailers to reduce the costs of products, and changes in consumer spending patterns. These factors may cause us to reduce our sales prices to retailers and consumers, which could cause our gross margin to decline if we are unable to appropriately manage inventory levels and/or otherwise offset price reductions with comparable reductions in our costs. If our sales prices decline and we fail to sufficiently reduce our product costs or operating expenses, our profitability will decline. This could have a material adverse effect on our business, results of operations, and financial condition. In addition, changes in our customer, channel, and geographic sales mix could have a negative impact on our profitability.

Risks and uncertainties associated with the implementation of information systems may negatively impact our business.
We are continually improving and upgrading our computer systems and software. For example, we recently completed the implementation a global operating and financial reporting information technology system, SAP, as part of a multi-year plan to integrate and upgrade our operational and financial systems and processes. We substantially completed the migration of our North America operations to SAP during Fiscal 2015, and the migration of our Europe operations to SAP was completed during the first quarter of Fiscal 2018. In addition to implementing SAP, we also completed the migration of our North America and Europe operations to a new procure-to-pay platform during Fiscal 2016 and Fiscal 2017, respectively. Further, we have plans to transition our e-commerce operations to a third-party cloud-based platform during Fiscal 2018.
Implementation of new information systems, such as the global operating and financial reporting system recently implemented, or the transition to a new e-commerce platform, involves risks and uncertainties. Any disruptions, delays, or deficiencies in the design, implementation, or transition of such systems could result in increased costs, disruptions in the sourcing, sale, and shipment of our product, delays in the collection of cash from our customers, and/or adversely affect our ability to timely report our financial results, all of which could materially adversely affect our business, results of operations, and financial condition. For additional discussion of risks related to our information systems, see "Our business could suffer if our computer systems and websites are disrupted or cease to operate effectively."
A data security or privacy breach could damage our reputation and our relationships with our customers or employees, expose us to litigation risk, and adversely affect our business.
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
Despite the security measures we currently have in place, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other Internet or email events. The increased use of smartphones, tablets, and other devices may also heighten these and other operational risks. The retail industry in particular has been the target of many recent cyber-attacks, which are becoming increasingly more difficult to anticipate and prevent due to their rapidly evolving nature. Any perceived or actual electronic or physical security breach involving the misappropriation, loss, or other unauthorized disclosure of confidential or personally identifiable information, including penetration of our network security, whether by us or by a third party, could disrupt our business, severely damage our reputation and our relationships with our customers or employees, expose us to risks of litigation, fines and penalties, and liability, and result in deterioration in our customers' and employees' confidence in us, and adversely affect our business, results of operations, and financial condition. Since we do not control third-party service providers and cannot guarantee that no electronic or physical computer break-ins and security breaches will occur in the future, any perceived or actual unauthorized disclosure of personally identifiable information regarding our customers or website visitors could harm our reputation and credibility, reduce our e-commerce net sales, impair our ability to attract website visitors, and reduce our ability to attract and retain customers. As these threats develop and grow, we may find it necessary to make significant further investments to protect data and our infrastructure, including the deployment of additional personnel and protection-related technologies, engagement of third-party consultants, and training of employees. In addition, as the regulatory environment relating to information security and privacy is becoming increasingly demanding, we may also incur significant costs in complying with the various applicable state, federal, and foreign laws regarding protection of, and unauthorized disclosure of, personal information.

Our business could suffer if our computer systems and websites are disrupted or cease to operate effectively.
We are dependent on our computer systems to record and process transactions and manage and operate our business, including in designing, marketing, manufacturing, importing, tracking, and distributing our products, processing payments, accounting for and reporting results, and managing our employees and employee benefit programs. We also utilize an automated replenishment system to facilitate the processing of basic replenishment orders from our retail business and our wholesale customers, the movement of goods through distribution channels, and the collection of information for planning and forecasting. In addition, we have e-commerce and other informational Internet websites in North America, Europe, and Asia, including Australia and New Zealand, and have plans for additional e-commerce sites in other parts of the world. Given the complexity of our business and the significant number of transactions that we engage in on a daily basis, it is imperative that we maintain uninterrupted operation of our computer hardware and software systems. Despite our preventative efforts, our systems are vulnerable to damage or interruption from, among other things, security breaches, computer viruses, technical malfunctions, inadequate system capacity, power outages, and usage errors by our employees. Any material disruptions in our information technology systems could have a material adverse effect on our business, results of operations, and financial condition.
Our ability to conduct business globally may be affected by a variety of legal, regulatory, political, and economic risks.
Our ability to capitalize on growth in new international markets and to maintain our current level of operations in our existing markets is subject to certain risks associated with operating in various locations around the globe. These include, but are not limited to:

•
complying with a variety of U.S. and foreign laws and regulations, including, but not limited to, trade, labor, and product safety trading restrictions, as well as the Foreign Corrupt Practices Act, which prohibits U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business, and similar foreign country laws, such as the U.K. Bribery Act, which prohibits U.K. and related companies from any form of bribery;

•	adapting to local customs and culture;

•	unexpected changes in laws, judicial processes, or regulatory requirements;

•	the imposition of additional duties, tariffs, taxes, and other charges or other barriers to trade;

•	changes in diplomatic and trade relationships;

•	political instability and terrorist attacks; and

•	general economic fluctuations in specific countries or markets.
Changes in regulatory, geopolitical, social, economic, or monetary policies and other factors may have a material adverse effect on our business in the future, or may require us to exit a particular market or significantly modify our current business practices. For example, the U.S. is considering a comprehensive tax reform, which could include a border-adjustment tax or other increased taxes on imports, a limit on the ability to defer U.S. taxation on foreign earnings until those earnings are repatriated to the U.S., and a lower U.S. federal tax rate. The Organisation for Economic Co-operation and Development, which represents a coalition of member countries, is also supporting changes to numerous long-standing tax principles through its Base Erosion and Profit Shifting project, which is focused on a number of issues, including the shifting of profits among affiliated entities located in different tax jurisdictions. In addition to these proposed tax reforms, the U.S. is also considering potential changes to its participation in, or the renegotiation of, certain international trade agreements, such as the North American Free Trade Agreement. We cannot predict which, if any, of these proposals will be enacted into law or the resulting impact any such enactment will have on our consolidated financial statements. However, if new legislation were enacted, it could have a material adverse effect on our business, results of operations, and financial condition.
Additionally, in June 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the European Union, commonly referred to as "Brexit." Subsequently, in March 2017, the United Kingdom's government invoked Article 50 of the Treaty on European Union, which formally triggered the two-year negotiation process to exit the European Union. Negotiations to determine the United Kingdom's future relationship with the European Union, including terms of trade, will likely be complex and there can be no assurance regarding the terms or timing of any such arrangements. A withdrawal could significantly disrupt the free movement of goods, services, and people between the United Kingdom and the European Union, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. The United Kingdom's decision to exit the European Union could also result in similar referendums or votes in other European countries in which we do business. The uncertainty surrounding the terms of the United Kingdom's withdrawal and its consequences could adversely impact consumer and investor confidence, and the level of consumer purchases of discretionary items and luxury retail products, including our products. Any of these effects, among others, could materially adversely affect our business, results of operations, and financial condition. Brexit has also caused significant volatility and uncertainty in global stock markets and currency exchange rates. Such volatility could continue as the United Kingdom negotiates its exit from the European Union. For a discussion of risks related to currency exchange fluctuations, see "Our business is exposed to domestic and foreign currency fluctuations."
Our business is subject to risks associated with importing products and could suffer as a result of increases in the price of raw materials, freight, or labor; or a manufacturer's inability to produce our goods on time and to our specifications.
We do not own or operate any manufacturing facilities and depend exclusively on independent third parties for the manufacture of our products. Our products are manufactured to our specifications through arrangements with approximately 600 foreign manufacturers in various countries. In Fiscal 2017, over 97% of our products (by dollar value) were produced outside of the U.S., primarily in Asia, Europe, and Latin America. Risks inherent in importing our products include:

•	changes in social, political, and economic conditions or terrorist acts that could result in the disruption of trade from the countries in which our manufacturers or suppliers are located;

•
the imposition of additional regulations relating to imports or exports, and costs of complying with such regulations and other laws relating to the identification and reporting of the sources of minerals used in our products;

•	the imposition of additional duties, taxes, and other charges on imports or exports, such as a potential U.S. border-adjustment tax;

•	significant fluctuations in the cost of raw materials and commodities;

•	increases in the cost of labor, travel, and transportation;

•	disruptions of shipping and international trade caused by natural and man-made disasters, labor strikes, or other unforeseen events;

•	heightened terrorism-related security concerns, which could subject imported or exported goods to additional, more frequent, or more thorough inspections, leading to delays in the delivery of cargo;

•	decreased scrutiny by customs officials for counterfeit goods, leading to lost sales, increased costs for our anti-counterfeiting measures, and damage to the reputation of our brands;

•	pandemic and epidemic diseases, which could result in closed factories, reduced workforces, scarcity of raw materials, and scrutiny or embargoing of goods produced in infected areas;

•	the imposition of anti-dumping or countervailing duty proceedings resulting in the potential assessment of special anti-dumping or countervailing duties; and

•	the imposition of sanctions in the form of additional duties either by the U.S. or its trading partners to remedy perceived illegal actions by national governments.
Any one of these factors could have a material adverse effect on our business, results of operations, and financial condition. For a discussion of risks related to the potential imposition of additional regulations and laws, see "Our ability to conduct business globally may be affected by a variety of legal, regulatory, political, and economic risks."
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
We are subject to income taxes in many U.S. and certain foreign jurisdictions, with the applicable tax rates varying by jurisdiction. We record tax expense based on our estimates of future payments, which include reserves for uncertain tax positions in multiple tax jurisdictions. At any one time, multiple tax years are subject to audit by various taxing authorities. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated. Our effective tax rate in a given financial statement period may also be materially impacted by changes in the mix and level of earnings by jurisdiction or by changes to existing accounting rules. For example, Accounting Standards Update ("ASU") No. 2016-09, "Improvement to Employee Share-Based Payment Accounting" ("ASU 2016-09"), which is effective for our Company beginning in our Fiscal 2018, will likely result in increased volatility in the provision of income taxes. See Note 4 to the accompanying consolidated financial statements for further discussion of ASU 2016-09. In addition, the tax laws and regulations in the countries where we operate may change or there may be changes in interpretation and enforcement of existing tax laws, which could materially affect our income tax expense in our consolidated financial statements. For a discussion of risks related to the potential imposition of additional regulations and laws, see "Our ability to conduct business globally may be affected by a variety of legal, regulatory, political, and economic risks."
We have significant undistributed earnings held by our subsidiaries outside the U.S. As of April 1, 2017, we had $1.353 billion in cash, cash equivalents, and short-term investments, of which $1.118 billion were held by our subsidiaries domiciled outside the U.S. We currently intend to reinvest these funds in order to fund strategic initiatives, working capital requirements, and debt repayments (both third-party and intercompany) of such foreign subsidiaries. However, if our plans change and we choose to repatriate any funds to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.
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

The success of our business also depends on our ability to continue to develop and maintain a reliable omni-channel experience for our customers. Our business has evolved from an in-store experience to a shopping experience through multiple technologies, including computers, smartphones, tablets, and other devices, as our customers have become increasingly technologically savvy. If we are unable to develop and continuously improve our customer-facing technologies, we may not be able to provide a convenient and consistent experience to our customers regardless of the sales channel. This could negatively affect our ability to compete with other retailers and result in diminished loyalty to our brands, which could adversely impact our business, results of operations, and financial condition.
The success of our business depends on our ability to respond to constantly changing fashion and retail trends and consumer demands in a timely manner.
The industries in which we operate have historically been subject to rapidly changing fashion trends and consumer preferences. Our success depends in large part on our ability to originate and define fashion product and home product trends, as well as to anticipate, gauge, and react to changing consumer demands in a timely manner. Our products must appeal to a broad range of consumers worldwide whose preferences cannot be predicted with certainty and are subject to rapid change, influenced by fashion trends, current economic conditions, and weather conditions, among other factors. This issue is further compounded by the increasing use of digital and social media by consumers and the speed by which information and opinions are shared across the globe. We cannot assure that we will be able to continue to develop appealing styles or successfully meet constantly changing consumer demands in the future. In addition, we cannot assure that any new products or brands that we introduce will be successfully received by consumers. Any failure on our part to anticipate, identify, and respond effectively to changing consumer demands and fashion trends could adversely affect retail and consumer acceptance of our products and leave us with a substantial amount of unsold inventory or missed opportunities. If that occurs, we may be forced to rely on less preferred distribution channels, markdowns, promotional sales, destruction, or donations to dispose of excess, slow-moving inventory, which may negatively impact our overall profitability and/or impair the image of our brands. Conversely, if we underestimate consumer demand for our products or if manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages, which may result in unfilled orders, negatively impact customer relationships, diminish brand loyalty, and result in lost revenues. Any of these outcomes could have a material adverse effect on our business, results of operations, and financial condition.
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
We face increasing competition from companies selling apparel, accessories, home, and other of our product categories through the Internet. Although we sell our products through the Internet, increased competition and promotional activity in the worldwide apparel, accessory, and home product industries from Internet-based competitors could reduce our sales, prices, and margins and adversely affect our business, results of operations, and financial condition. We also face intense competition from other domestic and foreign fashion-oriented apparel, footwear, accessory, and casual apparel producers that sell products through brick and mortar stores and wholesale and licensing channels. We compete with these companies primarily on the basis of:

•
anticipating and responding in a timely fashion to changing consumer demands and shopping preferences, including the increasing shift to digital brand engagement, social media communications, and online shopping;

•	creating and maintaining favorable brand recognition, loyalty, and a reputation for quality;

•	developing and producing innovative, high-quality products in sizes, colors, and styles that appeal to consumers;

•	competitively pricing our products and creating an acceptable value proposition for consumers;

•	providing strong and effective marketing support;

•	obtaining sufficient retail floor space and effective presentation of our products at retail stores;

•	sourcing raw materials at cost-effective prices;

•	anticipating and maintaining proper inventory levels;

•	ensuring product availability and optimizing supply chain and distribution efficiencies with manufacturers and retailers;

•	recruiting and retaining key employees;

•	maintaining and growing market share; and

•	protecting our intellectual property.
Some of our competitors may be significantly larger and more diversified and may have greater financial and marketing resources, more desirable store locations, and/or greater e-commerce presence than us, among other competitive advantages. Such competitive advantages may enable them to better withstand unfavorable economic conditions, compete more effectively on the basis of price and production, and/or more quickly respond to rapidly changing fashion trends and consumer demands than us. In addition, the retail industry's low barriers to entry allow for the introduction of new competitors and products at a rapid pace.
Any increased competition, or our failure to adequately address any of these competitive factors, could result in reduced market share or sales, which could adversely affect our business, results of operations, and financial condition.
A general economic downturn may affect consumer purchases of discretionary items and luxury retail products, which in turn could materially adversely affect our business, results of operations, and financial condition.
The industries in which we operate are cyclical. Many economic factors outside of our control affect the level of consumer spending in the apparel, cosmetic, fragrance, accessory, jewelry, watch, and home product industries, including, among others:

•	general business conditions;

•	economic downturns;

•	employment levels and wage rates;

•	downturns in the stock market;

•	interest rates;

•	foreign currency exchange rates;

•	the housing market;

•	consumer debt levels;

•	the availability of consumer credit;

•	commodity prices, including fuel and energy costs;

•	taxation; and

•	consumer confidence in future economic conditions.
Consumer purchases of discretionary items and luxury retail products, including our products, tend to decline during recessionary periods and at other times when disposable income is lower. Unfavorable economic conditions may also reduce consumers' willingness and ability to travel to major cities and vacation destinations in which our stores are located. Further, consumers may prefer to spend more of their discretionary income on "experiences," such as dining and entertainment, over consumer goods, including our products. A downturn or an uncertain outlook in the economies in which we, or our wholesale and licensing partners, sell our products may materially adversely affect our business, results of operations, and financial condition. See Item 7 — "Management's Discussion and Analysis of Financial Condition and Results of Operations — Current Trends and Outlook" for further discussion.
In addition, general domestic and international political conditions, such as the heightened level of uncertainty surrounding potential changes to U.S. policies related to global trade, taxation, immigration, and healthcare, may also affect consumer confidence. The threat, outbreak, or escalation of terrorism, military conflicts, or other hostilities could also lead to a decrease in consumer spending and may materially adversely affect our business, results of operations, and financial condition.

A substantial portion of our revenue is derived from a limited number of large wholesale customers. Our business could suffer as a result of consolidations, liquidations, restructurings, other ownership changes in the retail industry, and/or any financial instability of our large wholesale customers.
Several of our department store customers, including some under common ownership, account for a significant portion of our wholesale net sales. A substantial portion of sales of our licensed products by our domestic licensing partners are also made to our largest department store customers. During Fiscal 2017, sales to our largest wholesale customer, Macy's, accounted for approximately 10% of total net revenues. Further, sales to our three largest wholesale customers, including Macy's, accounted for approximately 21% of total net revenues for Fiscal 2017, and constituted approximately 34% of our total gross trade accounts receivable outstanding as of April 1, 2017. Substantially all sales to our three largest wholesale customers related to our North America segment.
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
In addition, as a result of unfavorable economic conditions, certain of our large wholesale customers, particularly those located in the U.S., have been highly promotional in recent years and have aggressively marked down their merchandise, including our products. Such promotional activity could negatively impact our brand image and/or lead to requests from those customers for increased markdown allowances at the end of the season, which could have a material adverse effect on our business, results of operations, and financial condition. The department store sector has also experienced numerous consolidations, restructurings, reorganizations, and other ownership changes in recent years, and we expect such changes will continue as a result of current economic conditions. Such actions could result in a reduction in the number of stores that carry our products, and the stores that remain open may purchase fewer of our products and/or reduce the retail floor space designated to our brands. As a result, there can be no assurance that consolidations, restructurings, reorganizations, or other ownership changes in the department store sector will not have a material adverse effect on our wholesale business. Additionally, in connection with our Way Forward Plan, we have begun to strategically reduce shipments to certain of our wholesale customers. Although we believe this strategic reduction of shipments will result in improved quality of sales for both our wholesale customers and us, there can be no assurance that the intended benefits will be realized.
We sell our wholesale merchandise primarily to major department stores across North America, Europe, Asia, Australia, and Latin America, and extend credit based on an evaluation of each wholesale customer's financial condition, usually without requiring collateral. However, the financial difficulties of a wholesale customer could cause us to limit or eliminate our business with that customer. We may also assume more credit risk relating to that customer's receivables. Our inability to collect on our trade accounts receivable from any one of these customers could have a material adverse effect on our business, results of operations, and financial condition. See Item 1 — "Business — Wholesale Credit Control."
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
Our results of operations could be affected by natural disasters and other catastrophic events in the locations in which we or our customers or suppliers operate.
We have operations, including retail, distribution, and warehousing operations, in locations subject to natural disasters, such as severe weather, geological events, and epidemic diseases, and other catastrophic events, such as terrorist attacks and military conflict, any of which could disrupt our operations. In addition, our suppliers and customers also have operations in these locations and could experience similar disruptions. The occurrence of natural disasters or other catastrophic events may result in sudden disruptions in the business operations of the local economies affected, as well as of the regional and global economies. In addition, our business can be affected by unseasonable weather conditions, such as extended periods of unseasonably warm temperatures in the winter or unseasonably cold temperatures in the summer. Any of these events could result in decreased demand for our products and disruptions in our sales channels and manufacturing and distribution networks, which could have a material adverse effect on our business, results of operations, and financial condition.
Our trademarks and other intellectual property rights may not be adequately protected outside the U.S.
We believe that our trademarks, intellectual property, and other proprietary rights are extremely important to our success and our competitive position. We devote substantial resources to the establishment and protection of our trademarks and anti-counterfeiting activities worldwide. However, significant counterfeiting and imitation of our products continues to exist. In the course of our international expansion we have experienced conflicts with various third parties that have acquired or claimed ownership rights to some of our key trademarks that include Polo and/or a representation of a polo player astride a horse, or otherwise have contested our rights to our trademarks. We have resolved certain of these conflicts through both legal action and negotiated settlements. We cannot guarantee that the actions we have taken to establish and protect our trademarks and other proprietary rights will be adequate to prevent counterfeiting, lost business, or brand dilution, any of which may have a material adverse effect on our business. We expect to continue to devote substantial resources to challenge brands arising from imitation of our products. Also, there can be no assurance that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction or at all. In addition, the laws of certain foreign countries do not protect trademarks or other proprietary rights to the same extent as do the laws of the U.S. and, as a result, our intellectual property may be more vulnerable and difficult to protect in such countries. See Item 1 — "Business — Trademarks," and Item 3 — "Legal Proceedings."

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
In addition, we are subject to changes in accounting rules and interpretations issued by the Financial Accounting Standards Board and other regulatory agencies. If and when effective, such changes to accounting standards could have a material impact on our consolidated financial statements. See Note 4 to the accompanying consolidated financial statements for further discussion of recent amendments to current accounting standards.
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
In addition, we periodically return value to shareholders through our common stock share repurchases and payment of quarterly cash dividends. Investors may have an expectation that we will repurchase all shares available under our Class A common stock repurchase program, continue to pay quarterly cash dividends, and/or further increase our cash dividend rate. Our ability to repurchase our Class A common stock and pay quarterly cash dividends will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive, and other factors that are beyond our control, such as potential changes to taxation policies made by the U.S. or other countries. Further, our Board of Directors may, at its discretion, elect to suspend or otherwise alter these programs at any time. The market price of our securities could be adversely affected if our Class A common stock share repurchase activity and/or cash dividend payments differ from investors' expectations.

The voting shares of our Company's stock are concentrated in one majority stockholder.
As of April 1, 2017, Mr. Ralph Lauren, or entities controlled by the Lauren family, held approximately 83% of the voting power of the outstanding common stock of our Company. In addition, Mr. R. Lauren serves as our Executive Chairman and Chief Creative Officer, Mr. R. Lauren's son, Mr. David Lauren, serves as our Chief Innovation Officer and Vice Chairman of the Board of Directors, and we employ other members of the Lauren family. From time to time, we may have other business dealings with Mr. R. Lauren, members of the Lauren family, or entities affiliated with Mr. R. Lauren or the Lauren family. As a result of his stock ownership and position in our Company, Mr. R. Lauren has the ability to exercise significant control over our business, including, without limitation, (i) the election of our Class B common stock directors, voting separately as a class and (ii) any action requiring the approval of our stockholders, including the adoption of amendments to our certificate of incorporation and the approval of mergers or sales of all or substantially all of our assets.
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
Although we believe that we could replace our existing licensing partners in most circumstances, if necessary, our inability to do so for any period of time could adversely affect our revenues, both directly from reduced licensing revenue received and indirectly from reduced sales of our other products. See Item 1 — "Business — Our Licensing Business."

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
We believe that our existing facilities are well maintained, in good operating condition, and are adequate for our present level of operations.
The following table sets forth information relating to our key properties as of April 1, 2017:

Location	Use	Approximate Square Feet

Greensboro, NC	Wholesale and retail distribution facility	1,300,000
NC Highway 66, High Point, NC	Wholesale and retail distribution facility	847,000
N. Pendleton Street, High Point, NC	Retail e-commerce call center and distribution facility	805,000
625 Madison Avenue, NYC	Corporate offices and showrooms	362,000
Eagle Hill Drive, High Point, NC	Wholesale distribution facility	343,000
650 Madison Avenue, NYC	Executive and corporate offices, design studio, and showrooms	270,000
Lyndhurst, NJ	Corporate and retail administrative offices	178,000
Geneva, Switzerland	European corporate offices	107,000
7th Avenue, NYC	Corporate offices, design studio, and Women's showrooms	104,000
Manhattan Place, Hong Kong	Asia sourcing offices	46,000
Gateway Office, Hong Kong	Asia corporate offices	37,500
5th Avenue, NYC(a)	Retail flagship store	39,000
888 Madison Avenue, NYC	Retail flagship store	37,900
N. Michigan Avenue, Chicago	Retail flagship store	37,500
New Bond Street, London, UK	Retail flagship store	31,500
867 Madison Avenue, NYC	Retail flagship store	27,700
Paris, France	Retail flagship store	25,700
Tokyo, Japan	Retail flagship store	25,000
N. Rodeo Drive, Beverly Hills	Retail flagship store	19,400
Regent Street, London, UK	Retail flagship store	19,000

(a)
During during the first quarter of Fiscal 2018, we closed our 5th Avenue Polo flagship store in New York City in connection with our Way Forward Plan (as described in Item 1 — "Business — Recent Developments").

As of April 1, 2017, we directly operated 466 retail stores, totaling approximately 3.7 million square feet. We anticipate that we will be able to extend our retail store leases, as well as those leases for our non-retail facilities, which expire in the near future on satisfactory terms or relocate to desirable alternate locations. We generally lease our freestanding retail stores for initial periods ranging from 5 to 15 years, with renewal options. See Item 1A — "Risk Factors — Our business is subject to risks associated with leasing real estate and other assets under long-term, non-cancellable leases."

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
Our Class A common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "RL." The following table sets forth the high and low sales prices per share of our Class A common stock, as reported on the NYSE Composite Tape, and the cash dividends per common share declared for each quarterly period in our two most recent fiscal years:

	Market Price of Class A Common Stock		Dividends Declared per Common Share
	High	Low
Fiscal 2017:
First Quarter	$98.50	$83.66	$0.50
Second Quarter	109.85	87.26	0.50
Third Quarter	114.00	89.24	0.50
Fourth Quarter	93.05	75.62	0.50
Fiscal 2016:
First Quarter	$141.08	$127.77	$0.50
Second Quarter	135.67	104.34	0.50
Third Quarter	137.38	103.29	0.50
Fourth Quarter	115.85	82.15	0.50
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
As of May 12, 2017, there were 715 holders of record of our Class A common stock and 6 holders of record of our Class B common stock. All of our outstanding shares of Class B common stock are owned by Mr. Ralph Lauren, Executive Chairman and Chief Creative Officer, and entities controlled by the Lauren family. Shares of our Class B common stock may be converted immediately into Class A common stock on a one-for-one basis by the holder. There is no cash or other consideration paid by the holder converting the shares and, accordingly, there is no cash or other consideration received by the Company. The shares of Class A common stock issued by the Company in such conversions are exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. No shares of our Class B common stock were converted into Class A common stock during the fiscal quarter ended April 1, 2017.
The following table sets forth repurchases of shares of our Class A common stock during the fiscal quarter ended April 1, 2017:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(a)
					(millions)
January 1, 2017 to January 28, 2017	—		$—	—	$200
January 29, 2017 to February 25, 2017	—		—	—	200
February 26, 2017 to April 1, 2017	1,255,098	(b)	79.81	1,253,031	100
	1,255,098			1,253,031

(a)
As of April 1, 2017, the remaining availability under our Class A common stock repurchase program was approximately $100 million, reflecting the May 11, 2016 approval by our Board of Directors to expand the program by up to an additional $200 million of Class A common stock repurchases. Repurchases of shares of Class A common stock are subject to overall business and market conditions.

(b)	Includes 2,067 shares surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards issued under our long-term stock incentive plans.

The following graph compares the cumulative total stockholder return (stock price appreciation plus dividends) on our Class A common stock to the cumulative total return of the Standard & Poor's 500 Index and a peer group index of companies that we believe are closest to ours (the "Peer Group") for the period from March 31, 2012, the last day of our 2012 fiscal year, through April 1, 2017, the last day of our 2017 fiscal year. Our Peer Group consists of Burberry Group PLC, Coach, Inc., Compagnie Financière Richemont SA, The Estée Lauder Companies Inc., Hermes International, Kering, Luxottica Group, LVMH, PVH Corp., Tiffany & Co., Tod's S.p.A., and V.F. Corporation. All calculations for foreign companies in our Peer Group are performed using the local foreign issue of such companies. The returns are calculated by assuming an investment in the Class A common stock and each index of $100 on March 31, 2012, with all dividends reinvested.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Ralph Lauren Corporation, the S&P 500 Index, and a Peer Group
*$100 invested on March 31, 2012 in stock or index, including reinvestment of dividends. Index calculated on a month-end basis.

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
The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read together with our audited consolidated financial statements and footnotes, which are included in this Annual Report on Form 10-K. We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, Fiscal 2017 ended on April 1, 2017 and was a 52-week period; Fiscal 2016 ended on April 2, 2016 and was a 53-week period; Fiscal 2015 ended on March 28, 2015 and was a 52-week period; and Fiscal 2018 will end on March 31, 2018 and will be a 52-week period.
INTRODUCTION
MD&A is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:

•
Overview.    This section provides a general description of our business, global economic developments, and a summary of our financial performance for Fiscal 2017. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for Fiscal 2017 and Fiscal 2016 as compared to the respective prior fiscal year.

•
Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of April 1, 2017, which includes (i) an analysis of our financial condition compared to the prior fiscal year-end; (ii) an analysis of changes in our cash flows for Fiscal 2017 and Fiscal 2016 as compared to the respective prior fiscal year; (iii) an analysis of our liquidity, including the availability under our commercial paper borrowing program and credit facilities, common stock repurchases, payments of dividends, and our outstanding debt and covenant compliance; and (iv) a summary of our contractual and other obligations as of April 1, 2017.

•	Market risk management. This section discusses how we manage our risk exposures related to foreign currency exchange rates, interest rates, and our investments as of April 1, 2017.

•
Critical accounting policies.    This section discusses accounting policies considered to be important to our results of operations and financial condition, which typically require significant judgment and estimation on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 3 to the accompanying consolidated financial statements.

•
Recently issued accounting standards.    This section discusses the potential impact on our reported results of operations and financial condition of certain accounting standards that have been recently issued or proposed.

OVERVIEW
Our Business
Our Company is a global leader in the design, marketing, and distribution of premium lifestyle products, including apparel, accessories, home furnishings, and other licensed product categories. Our long-standing reputation and distinctive image have been developed across an expanding number of products, brands, sales channels, and international markets. Our brand names include Ralph Lauren, Ralph Lauren Collection, Ralph Lauren Purple Label, Polo Ralph Lauren, Double RL, Lauren Ralph Lauren, Polo Ralph Lauren Children, Chaps, and Club Monaco, among others.
We have diversified our business by geography (North America, Europe, and Asia, among other regions) and channels of distribution (wholesale, retail, and licensing). This allows us to maintain a dynamic balance as our operating results do not depend solely on the performance of any single geographic area or channel of distribution. Our wholesale sales are made principally to major department stores and specialty stores around the world. We also sell directly to consumers through our integrated retail channel, which includes our retail stores, concession-based shop-within-shops, and e-commerce operations around the world. In addition, we license to unrelated third parties for specified periods the right to operate retail stores and/or to use our various trademarks in connection with the manufacture and sale of designated products, such as certain apparel, eyewear, fragrances, and home furnishings.

Effective beginning in the fourth quarter of Fiscal 2017, we organize our business into the following three reportable segments:

•
North America — Our North America segment, representing approximately 57% of our Fiscal 2017 net revenues, primarily consists of sales of our Ralph Lauren branded products made through our wholesale and retail businesses in the U.S. and Canada.

•
Europe — Our Europe segment, representing approximately 23% of our Fiscal 2017 net revenues, primarily consists of sales of our Ralph Lauren branded products made through our wholesale and retail businesses in Europe and the Middle East.

•
Asia — Our Asia segment, representing approximately 13% of our Fiscal 2017 net revenues, primarily consists of sales of our Ralph Lauren branded products made through our wholesale and retail businesses in Asia, Australia, and New Zealand.

In addition to these reportable segments, we also have other non-reportable segments, representing approximately 7% of our Fiscal 2017 net revenues, which primarily consist of (i) sales of our Club Monaco branded products made through our retail businesses in the U.S., Canada, and Europe, (ii) sales of our Ralph Lauren branded products made through our wholesale business in Latin America, and (iii) royalty revenues earned through our global licensing alliances.
Approximately 40% of our Fiscal 2017 net revenues were earned outside of the U.S. See Note 20 to the accompanying consolidated financial statements for further discussion of our segment reporting structure.
Our business is typically affected by seasonal trends, with higher levels of wholesale sales in our second and fourth fiscal quarters and higher retail sales in our second and third fiscal quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school, and holiday shopping periods impacting our retail business.
Global Economic Developments
Although the global economy has shown signs of modest improvement in certain geographic areas, global consumer retail traffic remains relatively weak and inconsistent. Certain worldwide events, including political unrest, acts of terrorism, monetary policy changes, and currency and commodity price changes, increase volatility in the global economy. In addition, the current domestic and international political environment, including potential changes to U.S. policies related to global trade, taxation, immigration, and healthcare, as well as the United Kingdom's decision to exit the European Union, have also resulted in greater uncertainty surrounding the future state of the global economy. As the majority of our products are produced outside of the U.S., major changes in tax policies or trade relations could have a material adverse effect on our business or operating results.
While certain geographic regions are withstanding these pressures better than others, the level of consumer travel and spending on discretionary items remains constrained in certain markets, with trends likely to continue throughout calendar 2017 and potentially beyond. As a result of these collective factors, among others, many retailers, including certain of our large wholesale customers, have been highly promotional and have aggressively marked down their merchandise in an attempt to offset traffic declines with increased levels of conversion. The retail industry has also experienced numerous consolidations, restructurings, reorganizations, and other ownership changes in recent years, and we expect such changes will continue as a result of current economic conditions. Certain of our operations have experienced, and have been impacted by, these dynamics, with variations across the geographic regions and businesses in which we operate.
If challenging economic conditions and industry trends continue or worsen, consumer spending and consumption behavior could be negatively impacted, which could have a material adverse effect on our business or operating results. Furthermore, our results have been, and are expected to continue to be, impacted by foreign exchange rate fluctuations. We have implemented various operating strategies to mitigate these challenges, and continue to build a foundation for long-term profitable growth. Accordingly, we are strengthening our consumer facing areas of product, stores, and marketing and driving a more efficient operating model, including our restructuring activities, as described within "Recent Developments" below, while continually monitoring macroeconomic risks. Although we continue to expect that the dilutive effects of investments that we are making in our business and our quality of sales initiatives will create operating profit pressure in the near-term, we expect that these initiatives will create longer-term shareholder value. We will continue to monitor these risks and evaluate and adjust our operating strategies and foreign currency and cost management opportunities to mitigate the related impact on our results of operations, while remaining focused on the long-term growth of our business and protecting the value of our brand.

For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A — "Risk Factors" included in this Annual Report on Form 10-K.
Summary of Financial Performance
Operating Results
In Fiscal 2017, we reported net revenues of $6.653 billion, a net loss of $99.3 million, and net loss per diluted share of $1.20, as compared to net revenues of $7.405 billion, net income of $396.4 million, and net income per diluted share of $4.62 in Fiscal 2016. The comparability of our operating results has been affected by restructuring-related charges, impairment of assets, and certain other charges, as well as the 53rd week in Fiscal 2016 and unfavorable foreign currency effects, all as discussed further below.
During Fiscal 2017, net revenues declined 10.2% on a reported basis and 9.9% on a constant currency basis, as defined within "Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition" below. The decline in reported net revenues during Fiscal 2017 reflected lower net revenues from our North America, Europe, and Asia segments, and also reflected the absence of the 53rd week, which resulted in incremental net revenues of $72.2 million during Fiscal 2016.
Our gross profit as a percentage of net revenues declined by 160 basis points to 54.9% during Fiscal 2017, primarily driven by higher non-cash inventory-related charges recorded in connection with our restructuring plans and net unfavorable foreign currency effects, partially offset by increased profitability driven by favorable geographic and channel mix and our quality of sales initiatives, including lower levels of promotional activity within our international businesses.
Selling, general, and administrative ("SG&A") expenses as a percentage of net revenues increased by 150 basis points to 47.3% during Fiscal 2017, primarily due to operating deleverage on lower net revenues and continued investments in our stores and concession shops, facilities, and infrastructure consistent with our longer-term initiatives, partially offset by our operational discipline and cost savings associated with our restructuring activities.
Net income declined by $495.7 million to a loss of $99.3 million in Fiscal 2017 as compared to Fiscal 2016, primarily due to a $676.7 million decrease in operating income, partially offset by a $161.0 million decline in our income tax provision. Net income per diluted share declined by $5.82 to a loss of $1.20 per share in Fiscal 2017 as compared to Fiscal 2016, due to lower net income and lower weighted-average diluted shares outstanding during Fiscal 2017.
Our operating results during Fiscal 2017 and Fiscal 2016 were negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $770.3 million and $211.8 million, respectively, which had an after-tax effect of reducing net income by $592.1 million and $150.1 million, respectively, or $7.10 per diluted share and $1.74 per diluted share, respectively. In addition, our net loss during Fiscal 2017 reflected unfavorable foreign currency impacts of $63.6 million, or $0.77 per diluted share, partially offset by the favorable impact of $15.9 million, or $0.19 per diluted share, related to the reversal of an income tax reserve resulting from a change in tax law that impacted an interest assessment on a prior year withholding tax. Net income during Fiscal 2016 reflected the favorable impact of the inclusion of the 53rd week, which increased net income by $8.3 million, or $0.10 per diluted share.
Financial Condition and Liquidity
We ended Fiscal 2017 in a net cash and investments position (cash and cash equivalents plus short-term and non-current investments, less total debt) of $786.2 million, compared to $559.2 million as of the end of Fiscal 2016. The increase in our net cash and investments position was primarily due to our operating cash flows of $952.3 million, partially offset by our use of cash to invest in our business through $284.0 million in capital expenditures, to support Class A common stock repurchases of $215.2 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, and to make cash dividend payments of $164.8 million.
We generated $952.3 million of cash from operations during Fiscal 2017, compared to $1.007 billion during Fiscal 2016. The decrease in our operating cash flows was primarily due to a decline in net income before non-cash charges, partially offset by a net favorable change related to our operating assets and liabilities, including our working capital.
Our equity declined to $3.300 billion as of April 1, 2017, compared to $3.744 billion as of April 2, 2016, primarily due to our Class A common stock repurchases, dividends declared, and comprehensive loss, partially offset by the net impact of stock-based compensation arrangements during Fiscal 2017.

Recent Developments
Change in Chief Executive Officer
Consistent with our announcement on February 2, 2017, Mr. Stefan Larsson departed as the Company's President and CEO and as a member of our Board of Directors, effective as of May 1, 2017. Subsequently, on May 17, 2017, we announced that Mr. Patrice Louvet will be appointed as the Company's new President and CEO and as a member of our Board of Directors, effective as of July 10, 2017 or such date as may be mutually agreed upon by the parties. See Note 22 to our accompanying consolidated financial statements for further discussion regarding the appointment of Mr. Louvet.
In connection with Mr. Larsson's departure, we recorded other charges of $11.4 million during Fiscal 2017 and expect to incur additional charges of approximately $6 million during Fiscal 2018. See Note 10 to our accompanying consolidated financial statements for further discussion regarding Mr. Larsson's departure.
Way Forward Plan
On June 2, 2016, our Board of Directors approved a restructuring plan with the objective of delivering sustainable, profitable sales growth and long-term value creation for shareholders (the "Way Forward Plan"). We plan to refocus on our core brands and evolve our product, marketing, and shopping experience to increase desirability and relevance. We also intend to evolve our operating model to enable sustainable, profitable sales growth by significantly improving quality of sales, reducing supply chain lead times, improving our sourcing, and executing a disciplined multi-channel distribution and expansion strategy. As part of the Way Forward Plan, we plan to rightsize our cost structure and implement a return on investment-driven financial model to free up resources to invest in the brand and drive high-quality sales. The Way Forward Plan includes strengthening our leadership team and creating a more nimble organization by moving from an average of nine to six layers of management. The Way Forward Plan also includes the discontinuance of our Denim & Supply brand and the integration of our denim product offerings into our Polo Ralph Lauren brand. Collectively, these actions resulted in a reduction in workforce and the closure of certain stores and shop-within-shops during Fiscal 2017, and are expected to result in gross annualized expense savings of approximately $180 million to $220 million.
On March 30, 2017, our Board of Directors approved the following additional restructuring-related activities associated with our Way Forward Plan: (i) the restructuring of our in-house global e-commerce platform which was in development and shift to a more cost-effective, flexible e-commerce platform through a new agreement with Salesforce's Commerce Cloud, formerly known as Demandware; (ii) the closure of our Polo store at 711 Fifth Avenue in New York City; and (iii) the further streamlining of the organization and the execution of other key corporate actions in line with our Way Forward Plan. These actions, which are expected to be completed by the end of Fiscal 2018, are an important part of our efforts to achieve our stated objective to return to sustainable, profitable growth and invest in the future. These additional restructuring-related activities will result in a further reduction in workforce and the closure of certain corporate office and store locations, and are expected to result in additional gross annualized expense savings of approximately $140 million.
In connection with the Way Forward Plan, we currently expect to incur total estimated charges of approximately $770 million, comprised of cash-related restructuring charges of approximately $450 million and non-cash charges of approximately $320 million. Cumulative cash and non-cash charges incurred during Fiscal 2017 were $289.1 million and $277.3 million, respectively. In addition to these charges, we also incurred an additional non-cash charge of $155.2 million during Fiscal 2017 associated with the destruction of inventory out of current liquidation channels in line with our Way Forward Plan. See Notes 9 and 10 to our accompanying consolidated financial statements for detailed discussions of the charges recorded in connection with the Way Forward Plan.

Global Reorganization Plan
On May 12, 2015, our Board of Directors approved a reorganization and restructuring plan comprised of the following major actions: (i) the reorganization of the Company's operating structure in order to streamline our business processes to better align our cost structure with our long-term growth strategy; (ii) a strategic store and shop-within-shop performance review conducted by region and brand; (iii) a targeted corporate functional area review; and (iv) the consolidation of certain of our luxury lines (collectively, the "Global Reorganization Plan"). The Global Reorganization Plan has resulted in a reduction in workforce and the closure of certain stores and shop-within-shops. Actions associated with the Global Reorganization Plan were substantially completed during Fiscal 2016 and are expected to result in improved operational efficiencies by reducing annual operating expenses by approximately $125 million.
Since its inception, we have recorded total cumulative charges of $147.4 million in connection with the Global Reorganization Plan, of which $4.9 million was recorded during Fiscal 2017. Actions associated with the Global Reorganization Plan are now complete and no additional charges are expected to be incurred in relation to this plan. See Notes 9 and 10 to our accompanying consolidated financial statements for detailed discussions of the charges recorded in connection with the Global Reorganization Plan.
Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition
The comparability of our operating results for the three fiscal years presented herein has been affected by certain events, including:

•
charges incurred in connection with our restructuring plans, as well as certain other asset impairments and other charges, as summarized below (references to "Notes" are to the notes to the accompanying consolidated financial statements):

	Fiscal Years Ended
	April 1, 2017	April 2, 2016	March 28, 2015
	(millions)
Impairments of assets (see Note 9)(a)	$(253.8)	$(48.8)	$(6.9)
Restructuring and other charges (see Note 10)	(318.6)	(142.6)	(10.1)
Restructuring-related inventory charges (see Note 10)(b)	(197.9)	(20.4)	—
Total charges	$(770.3)	$(211.8)	$(17.0)

(a)	Fiscal 2017 and Fiscal 2016 included non-cash impairment charges of $234.6 million and $27.2 million, respectively, recorded in connection with our restructuring plans.

(b)	Non-cash restructuring-related inventory charges are recorded within cost of goods sold in the consolidated statements of operations.

•
the reversal of an income tax reserve resulting from a change in tax law that impacted an interest assessment on a prior year withholding tax, which favorably impacted our income tax benefit by $15.9 million, or $0.19 per diluted share, during Fiscal 2017.

•	the inclusion of the 53rd week in Fiscal 2016, which resulted in incremental net revenues of $72.2 million and net income of $8.3 million, or $0.10 per diluted share.

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
Our discussion also includes reference to comparable store sales. Comparable store sales refer to the growth of sales in stores that are open for at least one full fiscal year. Sales for stores that are closed during a fiscal year are excluded from the calculation of comparable store sales. Sales for stores that are either relocated, enlarged (as defined by gross square footage expansion of 25% or greater), or generally closed for 30 or more consecutive days for renovation are also excluded from the calculation of comparable store sales until such stores have been in their new location or in their newly renovated state for at least one full fiscal year. Sales from our e-commerce sites are included within comparable store sales for those geographies that have been serviced by the related site for at least one full fiscal year. Sales for e-commerce sites that are shut down during a fiscal year are excluded from the calculation of comparable store sales. We use an integrated omni-channel strategy to operate our retail business, in which our e-commerce operations are interdependent with our physical stores. All comparable store sales metrics were calculated on a 52-week basis.
Our "Results of Operations" discussion that follows includes the significant changes in operating results arising from these items affecting comparability. However, unusual items or transactions may occur in any period. Accordingly, investors and other financial statement users should consider the types of events and transactions that have affected operating trends.

RESULTS OF OPERATIONS
Fiscal 2017 Compared to Fiscal 2016
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Fiscal Years Ended
	April 1, 2017	April 2, 2016	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$6,652.8	$7,405.2	$(752.4)	(10.2%)
Cost of goods sold(a)	(3,001.7)	(3,218.5)	216.8	(6.7%)
Gross profit	3,651.1	4,186.7	(535.6)	(12.8%)
Gross profit as % of net revenues	54.9%	56.5%		(160 bps)
Selling, general, and administrative expenses(a)	(3,149.4)	(3,389.7)	240.3	(7.1%)
SG&A expenses as % of net revenues	47.3%	45.8%		150 bps
Amortization of intangible assets	(24.1)	(23.7)	(0.4)	2.0%
Impairment of assets	(253.8)	(48.8)	(205.0)	NM
Restructuring and other charges	(318.6)	(142.6)	(176.0)	123.4%
Operating income (loss)	(94.8)	581.9	(676.7)	(116.3%)
Operating income (loss) as % of net revenues	(1.4%)	7.9%		(930 bps)
Foreign currency gains (losses)	1.1	(3.8)	4.9	(128.8%)
Interest expense	(12.4)	(21.0)	8.6	(41.0%)
Interest and other income, net	6.4	5.6	0.8	14.3%
Equity in losses of equity-method investees	(5.2)	(10.9)	5.7	(52.5%)
Income (loss) before income taxes	(104.9)	551.8	(656.7)	(119.0%)
Income tax benefit (provision)	5.6	(155.4)	161.0	(103.6%)
Effective tax rate(b)	5.3%	28.2%		(2,290 bps)
Net income (loss)	$(99.3)	$396.4	$(495.7)	(125.1%)
Net income (loss) per common share:
Basic	$(1.20)	$4.65	$(5.85)	(125.8%)
Diluted	$(1.20)	$4.62	$(5.82)	(126.0%)

(a)	Includes total depreciation expense of $283.4 million and $285.7 million for Fiscal 2017 and Fiscal 2016, respectively.

(b)	Effective tax rate is calculated by dividing the income tax benefit (provision) by income (loss) before income taxes.
NM Not meaningful.
Net Revenues.    Net revenues decreased by $752.4 million, or 10.2%, to $6.653 billion in Fiscal 2017. This decrease reflected net unfavorable foreign currency effects of $21.2 million, as well as the absence of the 53rd week, which resulted in incremental net revenues of $72.2 million during the prior fiscal year. On a constant currency basis, net revenues decreased by $731.2 million, or 9.9%.
The following table summarizes the percentage change in our Fiscal 2017 consolidated comparable store sales as compared to the prior fiscal year on both a reported and constant currency basis:

	As Reported	Constant Currency
E-commerce comparable store sales	(10%)	(10%)
Comparable store sales excluding e-commerce	(7%)	(7%)
Total comparable store sales	(7%)	(7%)

Our global average store count increased by 44 stores and concession shops during Fiscal 2017 compared with the prior fiscal year, due to new global store openings, primarily in Asia, partially offset by store closures, primarily associated with our Way Forward Plan. The following table details our retail store presence by segment as of the periods presented:

	April 1, 2017	April 2, 2016
Freestanding Stores:
North America	216	224
Europe	82	87
Asia	89	105
Other non-reportable segments	79	77
Total freestanding stores	466	493

Concession Shops:
North America	—	2
Europe	31	34
Asia	586	545
Other non-reportable segments	2	2
Total concession shops	619	583
Total stores	1,085	1,076
In addition to our stores, we sell products online in North America and Europe through our various e-commerce sites, which include www.RalphLauren.com and www.ClubMonaco.com, among others. In Asia, we sell products online through e-commerce sites of various third-party digital partners.
Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the prior fiscal year, are provided below:

	Fiscal Years Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	April 1, 2017	April 2, 2016	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$3,795.0	$4,493.9	$(698.9)	$(0.4)	$(698.5)	(15.6%)	(15.5%)
Europe	1,543.4	1,561.8	(18.4)	(64.3)	45.9	(1.2%)	2.9%
Asia	882.9	893.5	(10.6)	43.6	(54.2)	(1.2%)	(6.1%)
Other non-reportable segments	431.5	456.0	(24.5)	(0.1)	(24.4)	(5.4%)	(5.3%)
Total net revenues	$6,652.8	$7,405.2	$(752.4)	$(21.2)	$(731.2)	(10.2%)	(9.9%)
North America net revenues — Net revenues decreased by $698.9 million, or 15.6%, during Fiscal 2017 as compared to Fiscal 2016. This decrease reflected net unfavorable foreign currency effects of $0.4 million, as well as the absence of the 53rd week, which resulted in incremental net revenues of $38.2 million during the prior fiscal year. On a constant currency basis, net revenues decreased by $698.5 million, or 15.5%.
The $698.9 million net decline in North America net revenues was driven by:

•
a $511.4 million net decrease related to our North America wholesale business, reflecting lower sales across all of our major apparel and accessories businesses, due in part to a strategic reduction of shipments in connection with our Way Forward Plan and a decline in department store traffic, which contributed to a more competitive retail environment. This decrease also reflected the absence of the 53rd week, which resulted in incremental net revenues of $10.0 million during the prior fiscal year;

45

•
a $165.5 million net decrease in comparable store sales, primarily driven by lower sales from certain of our retail stores and Ralph Lauren e-commerce operations due in part to a decline in traffic. The following table summarizes our comparable store sales percentages on both a reported and constant currency basis related to our North America retail business:

	As Reported	Constant Currency
E-commerce comparable store sales	(15%)	(15%)
Comparable store sales excluding e-commerce	(8%)	(8%)
Total comparable store sales	(10%)	(10%)

•
a $22.0 million net decrease in non-comparable store sales, primarily driven by the absence of the 53rd week, which resulted in incremental net revenues of $28.2 million during the prior fiscal year, partially offset by new store openings during Fiscal 2017.

Europe net revenues — Net revenues decreased by $18.4 million, or 1.2%, during Fiscal 2017 as compared to Fiscal 2016. This decrease reflected net unfavorable foreign currency effects of $64.3 million, as well as the absence of the 53rd week, which resulted in incremental net revenues of $14.3 million during the prior fiscal year. On a constant currency basis, net revenues increased by $45.9 million, or 2.9%.
The $18.4 million net decline in Europe net revenues was driven by:

•
a $57.1 million net decrease in comparable store sales, including net unfavorable foreign currency effects of $26.9 million. Our comparable store sales decreased by $30.2 million on a constant currency basis, primarily driven by lower sales from certain retail stores due in part to a decline in traffic, as well as lower levels of promotional activity in connection with our Way Forward Plan, partially offset by higher sales from our Ralph Lauren e-commerce operations. The following table summarizes our comparable store sales percentages on both a reported and constant currency basis related to our Europe retail business:

	As Reported	Constant Currency
E-commerce comparable store sales	7%	11%
Comparable store sales excluding e-commerce	(10%)	(6%)
Total comparable store sales	(8%)	(4%)
This decline was partially offset by:

•
a $25.4 million net increase related to our Europe wholesale business, reflecting increased sales across all of our major apparel and accessories businesses. This increase is net of unfavorable foreign currency effects of $23.0 million; and

•
a $13.3 million net increase in non-comparable store sales, primarily driven by new store openings during Fiscal 2017, partially offset by net unfavorable foreign currency effects of $14.4 million and the absence of the 53rd week, which resulted in incremental net revenues of $14.3 million during the prior fiscal year.

Asia net revenues — Net revenues decreased by $10.6 million, or 1.2%, during Fiscal 2017 as compared to Fiscal 2016, reflecting the absence of the 53rd week, which resulted in incremental net revenues of $15.4 million during the prior fiscal year. This decrease is inclusive of net favorable foreign currency effects of $43.6 million. On a constant currency basis, net revenues decreased by $54.2 million, or 6.1%.
The $10.6 million net decline in Asia net revenues was driven by:

•
a $17.4 million net decrease in non-comparable store sales, primarily driven by the absence of the 53rd week, which resulted in incremental net revenues of $15.4 million during the prior fiscal year, as well as lower sales from certain of our stores and concession shops due in part to a decline in traffic, lower levels of promotional activity in connection with our Way Forward Plan, and the strategic closure of certain of our locations, partially offset by net favorable foreign currency effects of $11.1 million and new store openings during Fiscal 2017; and

46

•
a $5.5 million net decrease related to our Asia wholesale business, primarily driven by lower sales in Greater China and Southeast Asia, partially offset by net favorable foreign currency effects of $3.4 million.

These declines were partially offset by:

•
a $12.3 million net increase in comparable store sales, including net favorable foreign currency effects of $29.1 million. Our comparable store sales decreased by $16.8 million on a constant currency basis, primarily driven by lower sales from certain of our stores and concession shops due in part to a decline in traffic, and lower levels of promotional activity in connection with our Way Forward Plan. The following table summarizes our comparable store sales percentage on both a reported and constant currency basis related to our Asia retail business:

	As Reported	Constant Currency
Total comparable store sales(a)	2%	(3%)

(a)	Comparable store sales for our Asia segment was comprised solely of sales made through our stores and concession shops.
Gross Profit.    Gross profit decreased by $535.6 million, or 12.8%, to $3.651 billion in Fiscal 2017. Gross profit during Fiscal 2017 and Fiscal 2016 reflected non-cash inventory-related charges of $197.9 million and $20.4 million, respectively, recorded in connection with our restructuring plans. Gross profit as a percentage of net revenues declined by 160 basis points to 54.9% in Fiscal 2017 from 56.5% in Fiscal 2016. This decline was primarily driven by the higher non-cash inventory-related charges recorded in connection with our restructuring plans during Fiscal 2017 as compared to the comparable prior year period and net unfavorable foreign currency effects, partially offset by increased profitability driven by favorable geographic and channel mix and our quality of sales initiatives, including lower levels of promotional activity within our international businesses.
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
Selling, General, and Administrative Expenses.    SG&A expenses primarily include compensation and benefits, advertising and marketing, distribution, bad debt, information technology, facilities, legal, and other costs associated with finance and administration. SG&A expenses decreased by $240.3 million, or 7.1%, to $3.149 billion in Fiscal 2017. This decrease included a net unfavorable foreign currency effect of $5.3 million. SG&A expenses as a percentage of net revenues increased by 150 basis points to 47.3% in Fiscal 2017 from 45.8% in Fiscal 2016. This increase was primarily due to operating deleverage on lower net revenues, as previously discussed, and the continued investment in, and expansion of, our retail businesses (which typically carry higher operating expense margins) through new store and concession shop openings (as previously discussed); investments in our facilities and infrastructure; and investments in new business initiatives. These increases were partially offset by our operational discipline and cost savings associated with our restructuring activities.
The $240.3 million decline in SG&A expenses was driven by:

Fiscal 2017 Compared to Fiscal 2016
(millions)
SG&A expense category:
Compensation-related expenses	$(107.2)
Marketing and advertising expenses	(60.1)
Consulting fees	(23.0)
Rent and occupancy expenses	(19.3)
Shipping and handling costs	(12.9)
Other	(17.8)
Total decline in SG&A expenses	$(240.3)

During Fiscal 2018, we continue to expect a certain amount of operating expense deleverage driven by an anticipated decline in sales associated with our quality of sale initiatives and unfavorable foreign currency effects, which are affecting operating expenses at a lower rate than sales. In addition, we will continue to invest in our long-term strategic initiatives, including expansion and renovations of our retail stores and concession shops, which will partially offset anticipated cost savings related to our restructuring activities (see "Recent Developments").
Amortization of Intangible Assets.    Amortization of intangible assets increased slightly by $0.4 million, or 2.0%, to $24.1 million in Fiscal 2017, due to net unfavorable foreign currency effects.
Impairment of Assets.   During Fiscal 2017, we recorded non-cash impairment charges of $248.6 million to write off certain fixed assets related to our domestic and international stores, shop-within-shops, and corporate offices, as well as our in-house global e-commerce platform previously under construction, of which $234.6 million was recorded in connection with the Way Forward Plan and $14.0 million was recorded in connection with underperforming stores subject to potential future closure. Additionally, as a result of the realignment of our segment reporting structure, we recorded a non-cash goodwill impairment charge of $5.2 million during Fiscal 2017. During Fiscal 2016, we recognized non-cash impairment charges of $48.8 million, primarily to write off certain fixed assets related to our domestic and international retail stores and shop-within-shops, of which $27.2 million was recorded in connection with the Global Reorganization Plan and $21.6 million was recorded in connection with underperforming stores that were subject to potential future closure. See Note 9 to the accompanying consolidated financial statements.
Restructuring and Other Charges.   During Fiscal 2017 and Fiscal 2016, we recorded restructuring charges of $294.0 million and $94.9 million, respectively, in connection with our restructuring plans, consisting of severance and benefits costs, lease termination and store closure costs, and other cash charges, as well as non-cash accelerated stock-based compensation expense. In addition, during Fiscal 2017, we recorded other charges of $24.6 million related to the anticipated settlement of certain non-income tax issues and the departure of Mr. Stefan Larsson. During Fiscal 2016, we recorded other charges of $47.7 million primarily related to a pending customs audit and the settlement of certain litigation claims. See Note 10 to the accompanying consolidated financial statements.
Operating Income (Loss).    During Fiscal 2017, we reported an operating loss of $94.8 million, as compared to operating income of $581.9 million during Fiscal 2016. Our operating results during Fiscal 2017 and Fiscal 2016 were negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $770.3 million and $211.8 million, respectively, as previously discussed. The $676.7 million decline in operating income also included a net unfavorable foreign currency effect of $67.4 million. Operating loss as a percentage of net revenues was 1.4% during Fiscal 2017, reflecting a 930 basis point decline from the prior fiscal year. The overall decline in operating income as a percentage of net revenues was primarily driven by the decline in our gross profit margin and the increase in restructuring-related charges, impairment of assets, and certain other charges, as well as the increase in SG&A expenses as a percentage of net revenues, all as previously discussed.
Operating income (loss) and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the prior fiscal year, are provided below:

	Fiscal Years Ended
	April 1, 2017		April 2, 2016
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$674.7	17.8%	$951.6	21.2%	$(276.9)	(340 bps)
Europe	302.6	19.6%	280.1	17.9%	22.5	170 bps
Asia	(85.8)	(9.7%)	(0.1)	—%	(85.7)	(970 bps)
Other non-reportable segments	68.7	15.9%	103.9	22.8%	(35.2)	(690 bps)
	960.2		1,335.5		(375.3)
Unallocated corporate expenses	(736.4)		(611.0)		(125.4)
Unallocated restructuring and other charges	(318.6)		(142.6)		(176.0)
Total operating income (loss)	$(94.8)	(1.4%)	$581.9	7.9%	$(676.7)	(930 bps)

North America operating margin declined by 340 basis points, primarily due to the unfavorable impact of 190 basis points related to higher non-cash charges recorded in connection with our restructuring plans during Fiscal 2017 as compared to the prior fiscal year and a 170 basis point decline related to decreased profitability in our core wholesale business, largely driven by the impact of a more competitive retail environment. These declines in operating margin were partially offset by a 20 basis point increase related to improved profitability in our core retail business.
Europe operating margin increased by 170 basis points, primarily due to the favorable impact of 390 basis points and 200 basis points related to improved profitability of our core wholesale and retail businesses, respectively, largely driven by a decline in SG&A expenses as a percentage of net revenues and lower levels of promotional activity in connection with our Way Forward Plan. These increases in operating margin were partially offset by unfavorable foreign currency effects of 340 basis points, as well as an 80 basis point decline attributable to higher non-cash charges recorded in connection with our restructuring plans during Fiscal 2017 as compared to the prior fiscal year.
Asia operating margin declined by 970 basis points, primarily due to the unfavorable impact of 1,710 basis points related to higher non-cash charges recorded in connection with our restructuring plans during Fiscal 2017 as compared to the prior fiscal year. This decline in operating margin was partially offset by the favorable impact of 740 basis points primarily related to improved profitability of our core retail business, largely driven by a decline in SG&A expenses as a percentage of net revenues, lower levels of promotional activity in connection with our Way Forward Plan, and the strategic closure of certain of our locations.
Unallocated corporate expenses increased by $125.4 million, primarily due to higher non-cash impairment charges of $117.0 million, higher depreciation and amortization expense of $13.5 million, higher non-income tax related charges of $9.3 million, and higher other operating expenses of $37.4 million. These increases were partially offset by a decline in compensation-related expenses of $33.4 million and a decline in consulting fees of $18.4 million.
Unallocated restructuring and other charges increased by $176.0 million to $318.6 million in Fiscal 2017, as previously discussed above and in Note 10 to the accompanying consolidated financial statements.
Non-operating Expense, Net.    Non-operating expense, net is comprised of net foreign currency gains (losses), interest expense, interest and other income, net, and equity in losses from our equity-method investees. Non-operating expense, net decreased by $20.0 million to $10.1 million in Fiscal 2017 from $30.1 million in Fiscal 2016. The decline in non-operating expense was driven by:

•
an $8.6 million decrease in interest expense driven by the net favorable impact of our swap contracts entered into during Fiscal 2016, partially offset by the inclusion of twelve months of interest expense during the current fiscal year related to the 2.625% unsecured senior notes issued in August 2015, as compared to approximately seven months of interest expense during the prior year period. See Note 14 to the accompanying consolidated financial statements for further discussion of our swap contracts;

•
a $5.7 million decrease in equity in losses of equity-method investees, primarily related to our share in losses from our joint venture, the Ralph Lauren Watch and Jewelry Company Sárl, which is accounted for under the equity method of accounting; and

•
a $4.9 million decrease in foreign currency losses, largely related to the net favorable revaluation and settlement of foreign currency-denominated intercompany receivables and payables, inclusive of the impact of forward foreign currency exchange contracts, as compared to the prior fiscal year period (foreign currency gains (losses) do not result from the translation of the operating results of our foreign subsidiaries to U.S. Dollars).

Income Tax Benefit (Provision).    The income tax benefit (provision) represents federal, foreign, state and local income taxes. During Fiscal 2017, we reported an income tax benefit of $5.6 million, as compared to an income tax provision of $155.4 million during Fiscal 2016. The $161.0 million decrease in the income tax provision was largely driven by lower pretax income resulting in a pretax loss in Fiscal 2017. The 5.3% effective tax rate for Fiscal 2017 is lower than the statutory tax rate primarily due to the tax impact of earnings in foreign jurisdictions, valuation allowances and adjustments recorded on deferred tax assets, and income tax reserves largely associated with an income tax settlement and certain income tax audits, partially offset by the reversal of an income tax reserve resulting from a change in tax law that impacted an interest assessment on a prior year withholding tax. The 28.2% effective tax rate for Fiscal 2016 was lower than the statutory tax rate primarily due to the tax impact of earnings in foreign jurisdictions and a change to the assessment period associated with certain tax liabilities, partially offset by the reversal of certain deferred tax assets that were determined to not be realizable. Our effective tax rate will change from period to period based on various factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.
Net Income (Loss).    During Fiscal 2017, we reported a net loss of $99.3 million, as compared to net income of $396.4 million during Fiscal 2016. The $495.7 million decrease in net income was primarily due to the decline in operating income, partially offset by the reduction in our income tax provision, as previously discussed. Our operating results during Fiscal 2017 and Fiscal 2016 were negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $770.3 million and $211.8 million, respectively, which had an after-tax effect of reducing net income by $592.1 million and $150.1 million, respectively. In addition, our net loss during Fiscal 2017 reflected unfavorable foreign currency impacts of $63.6 million, partially offset by the favorable impact of $15.9 million related to the reversal of an income tax reserve resulting from a change in tax law that impacted an interest assessment on a prior year withholding tax, as previously discussed. Our net income during Fiscal 2016 reflected the favorable impact of the inclusion of the 53rd week, which increased net income by $8.3 million.
Net Income (Loss) per Diluted Share.    During Fiscal 2017, we reported a net loss per diluted share of $1.20, as compared to net income per diluted share of $4.62 during Fiscal 2016. The $5.82 per share decline was due to lower net income, as previously discussed, and lower weighted-average diluted shares outstanding during Fiscal 2017, driven by our share repurchases over the last twelve months. Net income (loss) per diluted share during Fiscal 2017 and Fiscal 2016 was negatively impacted by $7.10 per share and $1.74 per share, respectively, as a result of restructuring-related charges, impairment of assets, and certain other charges, as previously discussed. In addition, our net loss per diluted share during Fiscal 2017 reflected unfavorable foreign currency impacts of $0.77 per share, partially offset by the favorable impact of $0.19 per share related to the reversal of an income tax reserve resulting from a change in tax law that impacted an interest assessment on a prior year withholding tax, as previously discussed. Net income per diluted share during Fiscal 2016 reflected the favorable impact of the inclusion of the 53rd week, which increased net income per diluted share by $0.10 per share.

Fiscal 2016 Compared to Fiscal 2015
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$7,405.2	$7,620.3	$(215.1)	(2.8%)
Cost of goods sold(a)	(3,218.5)	(3,242.4)	23.9	(0.7%)
Gross profit	4,186.7	4,377.9	(191.2)	(4.4%)
Gross profit as % of net revenues	56.5%	57.5%		(100 bps)
Selling, general, and administrative expenses(a)	(3,389.7)	(3,300.3)	(89.4)	2.7%
SG&A expenses as % of net revenues	45.8%	43.3%		250 bps
Amortization of intangible assets	(23.7)	(25.2)	1.5	(6.2%)
Impairment of assets	(48.8)	(6.9)	(41.9)	NM
Restructuring and other charges	(142.6)	(10.1)	(132.5)	NM
Operating income	581.9	1,035.4	(453.5)	(43.8%)
Operating income as % of net revenues	7.9%	13.6%		(570 bps)
Foreign currency losses	(3.8)	(25.9)	22.1	(85.2%)
Interest expense	(21.0)	(16.7)	(4.3)	25.7%
Interest and other income, net	5.6	6.1	(0.5)	(7.9%)
Equity in losses of equity-method investees	(10.9)	(11.5)	0.6	(5.3%)
Income before income taxes	551.8	987.4	(435.6)	(44.1%)
Income tax provision	(155.4)	(285.2)	129.8	(45.5%)
Effective tax rate(b)	28.2%	28.9%		(70 bps)
Net income	$396.4	$702.2	$(305.8)	(43.6%)
Net income per common share:
Basic	$4.65	$7.96	$(3.31)	(41.6%)
Diluted	$4.62	$7.88	$(3.26)	(41.4%)

(a)	Includes total depreciation expense of $285.7 million and $269.2 million for Fiscal 2016 and Fiscal 2015, respectively.

(b)	Effective tax rate is calculated by dividing the income tax provision by income before income taxes.

NM	Not meaningful.
Net Revenues.    Net revenues decreased by $215.1 million, or 2.8%, to $7.405 billion during Fiscal 2016. This decrease included the favorable impact of the 53rd week in Fiscal 2016, which resulted in incremental net revenues of $72.2 million. On a constant currency basis, net revenues increased by $59.8 million, or 0.8%.
The following table summarizes the percentage change in our Fiscal 2016 consolidated comparable store sales as compared to the prior fiscal year on both a reported and constant currency basis:

	As Reported	Constant Currency
E-commerce comparable store sales	2%	3%
Comparable store sales excluding e-commerce	(8%)	(4%)
Total comparable store sales	(7%)	(3%)

Our global average store count increased by 91 stores and concession shops during Fiscal 2016 compared with the prior fiscal year, due to new global store openings, primarily in Asia, partially offset by store closures. The following table details our retail store presence by reportable segment as of the periods presented:

	April 2, 2016	March 28, 2015
Freestanding Stores:
North America	224	223
Europe	87	81
Asia	105	98
Other non-reportable segments	77	64
Total freestanding stores	493	466

Concession Shops:
North America	2	2
Europe	34	24
Asia	545	508
Other non-reportable segments	2	2
Total concession shops	583	536
Total stores	1,076	1,002
In addition to our stores, we sold products online in North America, Europe, and Asia through our various e-commerce sites, which include www.RalphLauren.com and www.ClubMonaco.com, among others.
Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the prior fiscal year, are provided below:

	Fiscal Years Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	April 2, 2016	March 28, 2015	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$4,493.9	$4,645.7	$(151.8)	$(17.8)	$(134.0)	(3.3%)	(2.9%)
Europe	1,561.8	1,620.0	(58.2)	(177.4)	119.2	(3.6%)	7.4%
Asia	893.5	915.5	(22.0)	(66.4)	44.4	(2.4%)	4.9%
Other non-reportable segments	456.0	439.1	16.9	(13.3)	30.2	3.8%	6.9%
Total net revenues	$7,405.2	$7,620.3	$(215.1)	$(274.9)	$59.8	(2.8%)	0.8%
North America net revenues — Net revenues decreased by $151.8 million, or 3.3%, during Fiscal 2016 as compared to Fiscal 2015, inclusive of the favorable impact of the 53rd week in Fiscal 2016, which resulted in incremental net revenues of $38.2 million. The decrease also included net unfavorable foreign currency effects of $17.8 million. On a constant currency basis, net revenues decreased by $134.0 million, or 2.9%.
The $151.8 million net decline in North America net revenues was driven by:

•
a $152.1 million net decrease related to our North America wholesale business, reflecting lower sales across all of our major apparel and accessories businesses, due in part to a decline in foreign tourist traffic in major metropolitan locations, which contributed to a more competitive retail environment. This decrease also reflected net unfavorable foreign currency effects of $14.3 million, and was net of the favorable impact of the 53rd week in Fiscal 2016, which resulted in incremental net revenues of $10.0 million; and

52

•
an $80.8 million net decrease in comparable store sales, primarily driven by lower sales from certain of our retail stores. The following table summarizes our comparable store sales percentages on both a reported and constant currency basis related to our North America retail business:

	As Reported	Constant Currency
E-commerce comparable store sales	—%	—%
Comparable store sales excluding e-commerce	(6%)	(6%)
Total comparable store sales	(5%)	(5%)
These declines in North America net revenues were partially offset by an $81.1 million net increase in non-comparable store sales, primarily driven by the favorable impact of the 53rd week in Fiscal 2016, which resulted in incremental net revenues of $28.2 million, and new store openings during Fiscal 2016.
Europe net revenues — Net revenues decreased by $58.2 million, or 3.6%, during Fiscal 2016 as compared to Fiscal 2015, inclusive of the favorable impact of the 53rd week in Fiscal 2016, which resulted in incremental net revenues of $14.3 million. The decrease also included net unfavorable foreign currency effects of $177.4 million. On a constant currency basis, net revenues increased by $119.2 million, or 7.4%.
The $58.2 million net decline in Europe net revenues was driven by:

•
a $59.9 million net decrease in comparable store sales, including net unfavorable foreign currency effects of $76.2 million. Our comparable store sales increased by $16.3 million on a constant currency basis, primarily driven by an increase from our Ralph Lauren e-commerce operations. The following table summarizes our comparable store sales percentages on both a reported and constant currency basis related to our Europe retail business:

	As Reported	Constant Currency
E-commerce comparable store sales	13%	30%
Comparable store sales excluding e-commerce	(10%)	—%
Total comparable store sales	(8%)	3%

•
a $33.2 million net decrease related to our Europe wholesale business, reflecting net unfavorable foreign currency effects of $85.8 million, partially offset by increased sales across all of our major apparel and accessories businesses.

These declines in Europe net revenues were partially offset by a $34.9 million net increase in non-comparable store sales, primarily driven by the favorable impact of the 53rd week in Fiscal 2016, which resulted in incremental net revenues of $14.3 million, and new store openings during Fiscal 2016. The increase was net of unfavorable foreign currency effects of $15.4 million.
Asia net revenues — Net revenues decreased by $22.0 million, or 2.4%, during Fiscal 2016 as compared to Fiscal 2015, inclusive of the favorable impact of the 53rd week in Fiscal 2016, which resulted in incremental net revenues of $15.4 million. The decrease included net unfavorable foreign currency effects of $66.4 million. On a constant currency basis, net revenues increased by $44.4 million, or 4.9%.
The $22.0 million net decline in Asia net revenues was driven by:

•
a $72.9 million net decrease in comparable store sales, including net unfavorable foreign currency effects of $45.1 million. Our comparable store sales decreased by $27.8 million on a constant currency basis, primarily driven by lower sales from certain retail stores and concession shops. The following table summarizes our comparable store sales percentages on both a reported and constant currency basis related to our Asia retail business:

	As Reported	Constant Currency
E-commerce comparable store sales	(24%)	(17%)
Comparable store sales excluding e-commerce	(11%)	(4%)
Total comparable store sales	(12%)	(5%)

•	an $8.0 million net decrease related to our Asia wholesale business, primarily driven by net unfavorable foreign currency effects of $4.7 million and lower sales in Japan.
These declines in Asia net revenues were partially offset by a $58.9 million net increase in non-comparable store sales, primarily driven by the favorable impact of the 53rd week in Fiscal 2016, which resulted in incremental net revenues of $15.4 million, and new store openings during Fiscal 2016. The increase also included net unfavorable foreign currency effects of $16.6 million.
Gross Profit.    Gross profit decreased by $191.2 million, or 4.4%, to $4.187 billion in Fiscal 2016. Gross profit as a percentage of net revenues declined by 100 basis points to 56.5% in Fiscal 2016 from 57.5% in Fiscal 2015. This decline was primarily driven by unfavorable foreign currency effects and certain non-cash charges recorded in connection with the Global Reorganization Plan, partially offset by increased profitability largely attributable to favorable channel mix.
Selling, General, and Administrative Expenses.    SG&A expenses increased by $89.4 million, or 2.7%, to $3.390 billion in Fiscal 2016. This increase included a net favorable foreign currency effect of $109.5 million. SG&A expenses as a percentage of net revenues increased to 45.8% in Fiscal 2016 from 43.3% in Fiscal 2015. The 250 basis point increase was primarily due to operating deleverage on lower net revenues due in part to unfavorable foreign currency effects, as previously discussed, and an increase in operating expenses in support of the continued investment in, and expansion of, our retail businesses (which typically carry higher operating expense margins) through new store and concession shop openings (as previously discussed); increased investments in our facilities and infrastructure; increased advertising and marketing costs; and investments in new business initiatives. These increases were partially offset by our operational discipline and savings associated with our restructuring activities.
The $89.4 million increase in SG&A expenses was driven by:

Fiscal 2016 Compared to Fiscal 2015
(millions)
SG&A expense category:
Consulting fees	$26.0
Depreciation expense	17.3
Rent and occupancy expenses	16.0
Compensation-related expenses	7.3
Marketing and advertising expenses	5.4
Other	17.4
Total increase in SG&A expenses	$89.4
Amortization of Intangible Assets.    Amortization of intangible assets decreased by $1.5 million, or 6.2%, to $23.7 million in Fiscal 2016. This decrease reflected the absence of expense in Fiscal 2016 for certain customer relationship intangible assets that were fully amortized as of the end of Fiscal 2015.
Impairment of Assets.   During Fiscal 2016, we recorded non-cash impairment charges of $48.8 million, primarily to write off certain fixed assets related to our domestic and international retail stores and shop-within-shops, of which $27.2 million was recorded in connection with the Global Reorganization Plan and $21.6 million was recorded in connection with underperforming stores that were subject to potential future closure. During Fiscal 2015, we recognized non-cash impairment charges of $6.9 million, primarily to write off certain fixed assets related to our domestic and international retail stores. See Note 9 to the accompanying consolidated financial statements.
Restructuring and Other Charges.   During Fiscal 2016, we recorded restructuring charges of $94.9 million in connection with the Global Reorganization Plan, consisting of severance and benefits costs, lease termination and store closure costs, other cash charges, and non-cash accelerated stock-based compensation expense. In addition, during Fiscal 2016, we recorded other charges of $47.7 million primarily related to a pending customs audit and the settlement of certain litigation claims. During Fiscal 2015, we recorded restructuring charges of $10.1 million, primarily related to severance and benefits costs associated with certain of our retail and wholesale businesses and corporate operations. See Note 10 to the accompanying consolidated financial statements).

Operating Income.    Operating income decreased by $453.5 million, or 43.8%, to $581.9 million in Fiscal 2016. This decrease included $142.5 million of charges recorded in connection with the Global Reorganization Plan, $47.7 million of other charges primarily related to a pending customs audit and the settlement of certain litigation claims, and $21.6 million of other non-cash impairment charges related to underperforming stores that were subject to potential future closure, all as previously discussed. This decrease also included a net unfavorable foreign currency effect of $112.5 million. Operating income as a percentage of net revenues decreased 570 basis points, to 7.9% in Fiscal 2016 from 13.6% in Fiscal 2015. The overall decline in operating income as a percentage of net revenues was primarily driven by the decrease in our gross profit margin and the increase in SG&A expenses as a percentage of net revenues, both of which are inclusive of unfavorable foreign currency effects, as well as the increase in restructuring and other charges and impairment of assets, all as previously discussed.
Operating income (loss) and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the prior fiscal year, are provided below:

	Fiscal Years Ended
	April 2, 2016		March 28, 2015
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$951.6	21.2%	$1,183.3	25.5%	$(231.7)	(430 bps)
Europe	280.1	17.9%	306.7	18.9%	(26.6)	(100 bps)
Asia	(0.1)	—%	8.5	0.9%	(8.6)	(90 bps)
Other non-reportable segments	103.9	22.8%	124.6	28.4%	(20.7)	(560 bps)
	1,335.5		1,623.1		(287.6)
Unallocated corporate expenses	(611.0)		(577.6)		(33.4)
Unallocated restructuring and other charges	(142.6)		(10.1)		(132.5)
Total operating income	$581.9	7.9%	$1,035.4	13.6%	$(453.5)	(570 bps)
North America operating margin declined by 430 basis points, primarily due to the unfavorable impact of 240 basis points and 130 basis points related to decreased profitability in our core wholesale and retail businesses, respectively, largely driven by the impact of a more competitive retail environment and an increase in SG&A expenses as a percentage of net revenues. The remaining 60 basis point decline in operating margin was attributable to non-cash charges recorded in connection with the Global Reorganization Plan.
Europe operating margin declined by 100 basis points, primarily due to unfavorable foreign currency effects of 250 basis points, a 70 basis point decline attributable to non-cash charges recorded in connection with the Global Reorganization Plan, and a 40 basis point decline related to decreased profitability in our core retail business. These declines in operating margin were partially offset by a 260 basis point increase related to improved profitability in our core wholesale business, largely driven by a decline in SG&A expenses as a percentage of net revenues and lower levels of promotional activity.
Asia operating margin declined by 90 basis points, primarily due to a 320 basis point decline attributable to non-cash charges recorded in connection with the Global Reorganization Plan and unfavorable foreign currency effects of 190 basis points. These declines in operating margin were partially offset by the favorable impact of 340 basis points and 80 basis points related to improved profitability in our core retail and wholesale businesses, respectively, largely driven by our pricing actions and lower levels of promotional activity, as well as a decline in SG&A expenses as a percentage of net revenues.
Unallocated corporate expenses increased by $33.4 million, primarily due to higher compensation-related costs of $33.1 million, due in part to the introduction of new vesting provisions for certain stock-based compensation awards granted to retirement-eligible employees beginning in Fiscal 2016 (see Note 18 to the accompanying consolidated financial statements), and higher consulting fees of $26.6 million. These increases were partially offset by a decline in other operating expenses of $26.3 million due in part to operational discipline.

Unallocated restructuring and other charges increased by $132.5 million to $142.6 million in Fiscal 2016, as previously discussed above and in Note 10 to the accompanying consolidated financial statements.
Non-operating Expense, Net.    Non-operating expense, net decreased by $17.9 million to $30.1 million in Fiscal 2016. The decline in non-operating expense, net was primarily attributable to lower foreign currency losses of $22.1 million, largely related to the net favorable revaluation and settlement of foreign currency-denominated intercompany receivables and payables, inclusive of the impact of forward foreign currency exchange contracts, as compared to the prior fiscal year (foreign currency gains (losses) do not result from the translation of the operating results of our foreign subsidiaries to U.S. Dollars). This decrease was partially offset by higher interest expense of $4.3 million, primarily attributable to the 2.625% unsecured senior notes issued in August 2015.
Income Tax Provision.    The income tax provision decreased by $129.8 million, or 45.5%, to $155.4 million in Fiscal 2016. The decrease in the income tax provision was primarily due to the decline in pretax income, coupled with a decrease in our reported effective tax rate of 70 basis points to 28.2% in Fiscal 2016 from 28.9% in Fiscal 2015. The lower effective tax rate for Fiscal 2016 was primarily due to income tax benefits resulting from the expiration of statutes of limitations, a change to the assessment period associated with certain tax liabilities, and provision to tax return adjustments, partially offset by the reversal of certain deferred tax assets that were determined to not be realizable and the absence of tax benefits derived from the legal entity restructuring of certain of our foreign operations during Fiscal 2015.
Net Income.    Net income declined by $305.8 million, or 43.6%, to $396.4 million in Fiscal 2016. The decline in net income was primarily due to the $453.5 million decline in operating income, partially offset by the $129.8 million reduction in our income tax provision, as previously discussed. Our operating results during Fiscal 2016 were negatively impacted by $142.5 million of pretax charges recorded in connection with the Global Reorganization Plan, $47.7 million of other charges primarily related to a pending customs audit and the settlement of certain litigation claims, and $21.6 million of other non-cash impairment charges related to underperforming stores that were subject to potential future closure, which together had an after-tax effect of reducing net income by $150.1 million. Partially offsetting these charges was the favorable impact of the 53rd week in Fiscal 2016, which increased net income by $8.3 million. Net income also included unfavorable foreign currency impacts of $93.6 million during Fiscal 2016.
Net Income per Diluted Share.    Net income per diluted share declined by $3.26, or 41.4%, to $4.62 per share in Fiscal 2016. The decline was due to lower net income, as previously discussed, partially offset by lower weighted-average diluted shares outstanding during Fiscal 2016, driven by our share repurchases during Fiscal 2016. Net income per diluted share for Fiscal 2016 was negatively impacted by $1.74 per share as a result of charges recorded in connection with the Global Reorganization Plan, other charges primarily related to a pending customs audit and the settlement of certain litigation claims, and other non-cash impairment charges related to underperforming stores that were subject to potential future closure, and favorably impacted by $0.10 per share as a result of the 53rd week in Fiscal 2016, all as previously discussed. Net income per diluted share also included unfavorable foreign currency impacts of $1.10 per share during Fiscal 2016.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of April 1, 2017 and April 2, 2016.

	April 1, 2017	April 2, 2016	$ Change
	(millions)
Cash and cash equivalents	$668.3	$456.3	$212.0
Short-term investments	684.7	629.4	55.3
Non-current investments(a)	21.4	186.6	(165.2)
Short-term debt	—	(116.1)	116.1
Long-term debt(b)	(588.2)	(597.0)	8.8
Net cash and investments(c)	$786.2	$559.2	$227.0
Equity	$3,299.6	$3,743.5	$(443.9)

(a)	Recorded within other non-current assets in our consolidated balance sheets.

(b)	See Note 12 to the accompanying consolidated financial statements for discussion of the carrying values of our long-term debt.

(c)	"Net cash and investments" is defined as cash and cash equivalents, plus short-term and non-current investments, less total debt.
The increase in our net cash and investments position at April 1, 2017 as compared to April 2, 2016 was primarily due to our operating cash flows of $952.3 million, partially offset by our use of cash to invest in our business through $284.0 million in capital expenditures, to support Class A common stock repurchases of $215.2 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, and to make cash dividend payments of $164.8 million.
The decline in equity was attributable to our share repurchase activity, dividends declared, and comprehensive loss, partially offset by the net impact of stock-based compensation arrangements during Fiscal 2017.
Cash Flows
Fiscal 2017 Compared to Fiscal 2016

	Fiscal Years Ended
	April 1, 2017	April 2, 2016	$ Change
	(millions)
Net cash provided by operating activities	$952.3	$1,006.5	$(54.2)
Net cash used in investing activities	(207.8)	(582.3)	374.5
Net cash used in financing activities	(518.1)	(472.8)	(45.3)
Effect of exchange rate changes on cash and cash equivalents	(14.4)	5.2	(19.6)
Net increase (decrease) in cash and cash equivalents	$212.0	$(43.4)	$255.4

Net Cash Provided by Operating Activities.    Net cash provided by operating activities decreased to $952.3 million during Fiscal 2017, from $1.007 billion during Fiscal 2016. The $54.2 million net decrease in cash provided by operating activities was due to a decline in net income before non-cash charges, partially offset by a net favorable change related to our operating assets and liabilities, including our working capital. The net increase related to our working capital was primarily driven by:

•	a decline in our inventory levels, largely driven by our inventory management initiatives, lower sourcing costs, and the timing of inventory receipts.
This increase related to our working capital was partially offset by:

•	an unfavorable change in our accounts receivable, largely driven by the timing of cash collections; and

•	an unfavorable change in our prepaid expenses and other current assets, largely driven by the timing of payments.
Net Cash Used in Investing Activities.    Net cash used in investing activities was $207.8 million during Fiscal 2017, as compared to $582.3 million during Fiscal 2016. The $374.5 million net decrease in cash used in investing activities was primarily driven by:

•
a $224.3 million increase in proceeds from sales and maturities of net investments, less cash used to purchase investments. During Fiscal 2017, we made net investment sales of $82.0 million, as compared to net investment purchases of $142.3 million during Fiscal 2016; and

•
a $133.7 million decline in capital expenditures. During Fiscal 2017, we spent $284.0 million on capital expenditures, as compared to $417.7 million during Fiscal 2016. Our capital expenditures during Fiscal 2017 primarily related to our global retail store openings, department store renovations, enhancements to our global information technology systems, and further development of our infrastructure.

In Fiscal 2018, we expect to spend approximately $300 million to $320 million in capital expenditures, primarily to support our global retail store and concession shop expansion and renovations, as well as the further development of our infrastructure and systems.
Net Cash Used in Financing Activities.    Net cash used in financing activities was $518.1 million during Fiscal 2017, as compared to $472.8 million during Fiscal 2016. The $45.3 million net increase in cash used in financing activities was primarily driven by:

•
a $296.8 million increase in cash used to repay debt, less proceeds from debt issuances. During Fiscal 2017, we made $90.0 million in net repayments related to our commercial paper note issuances and repayments and repaid $26.1 million of borrowings previously outstanding under our credit facilities. During Fiscal 2016, we received net proceeds of $299.4 million from the issuance of our 2.625% unsecured senior notes and $26.1 million in borrowings under our credit facilities, which were partially offset by net repayments of $144.8 million related to our commercial paper note issuances and repayments; and

•	a $28.2 million decline in proceeds from the exercise of stock option.
These increases in cash used in financing activities were partially offset by:

•
a $285.2 million decrease in cash used to repurchase shares of our Class A common stock. During Fiscal 2017, we used $200.0 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $15.2 million in shares of Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our long-term stock incentive plans. On a comparative basis, during Fiscal 2016, we used $479.9 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $20.5 million in shares of Class A common stock were surrendered or withheld for taxes.

Fiscal 2016 Compared to Fiscal 2015

	Fiscal Years Ended
	April 2, 2016	March 28, 2015	$ Change
	(millions)
Net cash provided by operating activities	$1,006.5	$893.3	$113.2
Net cash used in investing activities	(582.3)	(688.7)	106.4
Net cash used in financing activities	(472.8)	(420.6)	(52.2)
Effect of exchange rate changes on cash and cash equivalents	5.2	(81.7)	86.9
Net decrease in cash and cash equivalents	$(43.4)	$(297.7)	$254.3
Net Cash Provided by Operating Activities. Net cash provided by operating activities increased to $1.007 billion during Fiscal 2016, from $893.3 million during Fiscal 2015. The $113.2 million net increase in cash provided by operating activities was primarily due to a net favorable change related to our operating assets and liabilities, including our working capital, partially offset by a decline in net income before non-cash charges. The net favorable change related to our working capital was primarily driven by:

•	a favorable change in our accounts receivable balance, largely driven by lower net revenues at the end of Fiscal 2016 and the timing of cash collections; and

•	favorable changes in our (i) prepaid expenses and other current assets and (ii) accounts payable and accrued liabilities balances, both largely driven by the timing of payments.
Net Cash Used in Investing Activities.    Net cash used in investing activities was $582.3 million during Fiscal 2016, as compared to $688.7 million during Fiscal 2015. The $106.4 million net decrease in cash used in investing activities was primarily driven by a $142.6 million decline in cash used to purchase investments, less proceeds from sales and maturities of investments. During Fiscal 2016, we made net investment purchases of $142.3 million, as compared to net investment purchases of $284.9 million during Fiscal 2015.
The above decrease in cash used in investing activities was partially offset by a $26.5 million increase in capital expenditures. During Fiscal 2016, we spent $417.7 million on capital expenditures, as compared to $391.2 million during Fiscal 2015. Our capital expenditures during Fiscal 2016 primarily related to our global retail store expansion, department store renovations, enhancements to our global information technology systems, and further development of our infrastructure, including the build-out of a new distribution center in High Point, North Carolina.
Net Cash Used in Financing Activities.    Net cash used in financing activities was $472.8 million during Fiscal 2016, as compared to $420.6 million during Fiscal 2015. The $52.2 million increase in cash used in financing activities was primarily driven by:

•
a $53.2 million decrease in proceeds from debt issuances, less cash used to repay debt. During Fiscal 2016, we received net proceeds of $299.4 million from the issuance of our 2.625% unsecured senior notes and $26.1 million in borrowings under our credit facilities, which were partially offset by net repayments of $144.8 million related to our commercial paper note issuances and repayments. During Fiscal 2015, we received net proceeds of $233.9 million related to our commercial paper note issuances and repayments; and

•
a $12.1 million increase in cash used to pay dividends, primarily due to an increase in the quarterly cash dividend on our common stock from $0.45 per share to $0.50 per share effective beginning in the fourth quarter of Fiscal 2015. During Fiscal 2016, we used $170.3 million to pay dividends, as compared to $158.2 million during Fiscal 2015.

These increases in cash used in financing activities were partially offset by:

•
a $31.2 million decrease in cash used to repurchase shares of our Class A common stock. During Fiscal 2016, we used $479.9 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $20.5 million in shares of Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our long-term stock incentive plans. On a comparative basis, during Fiscal 2015, we used $499.9 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $31.7 million in shares of Class A common stock were surrendered or withheld for taxes.

Sources of Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, our available cash and cash equivalents and short-term investments, availability under our credit facilities, our issuances of commercial paper notes, and other available financing options.
During Fiscal 2017, we generated $952.3 million of net cash flows from our operations. As of April 1, 2017, we had $1.353 billion in cash, cash equivalents, and short-term investments, of which $1.118 billion were held by our subsidiaries domiciled outside the U.S. We are not dependent on foreign cash to fund our domestic operations and do not expect to repatriate these balances to meet our domestic cash needs. However, if our plans change and we choose to repatriate any funds to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.
The following table presents our total availability, borrowings outstanding, and remaining availability under our credit facilities and Commercial Paper Program as of April 1, 2017:

	April 1, 2017
Description(a)	Total Availability	Borrowings Outstanding		Remaining Availability
	(millions)
Global Credit Facility and Commercial Paper Program(b)	$500	$8	(c)	$492
Pan-Asia Credit Facilities(d)	57	—		57

(a)	As defined in Note 12 to the accompanying consolidated financial statements.

(b)
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility. Accordingly, we do not expect combined borrowings outstanding under the Commercial Paper Program and the Global Credit Facility to exceed $500 million.

(c)	Represents outstanding letters of credit for which we were contingently liable under the Global Credit Facility as of April 1, 2017.

(d)
During the first quarter of Fiscal 2018, we renewed the China Credit Facility with a reduced borrowing capacity of up to 50 million Chinese Renminbi (approximately $7 million). Accordingly, our total availability under the Pan-Asia Credit Facilities was reduced to approximately $49 million during the first quarter of Fiscal 2018. See Note 12 to the accompanying consolidated financial statements.

We believe that the Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of April 1, 2017, there were nine financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 20%. Borrowings under the Pan-Asia Credit Facilities are guaranteed by the parent company and are granted at the sole discretion of the participating regional branches of JPMorgan Chase (the "Banks"), subject to availability of the Banks' funds and satisfaction of certain regulatory requirements. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Global Credit Facility and the Pan-Asia Credit Facilities in the event of our election to draw funds in the foreseeable future.

Our sources of liquidity are used to fund our ongoing cash requirements, including working capital requirements, global retail store and e-commerce expansion, construction and renovation of shop-within-shops, investment in infrastructure, including technology, acquisitions, joint ventures, payment of dividends, debt repayments, Class A common stock repurchases, settlement of contingent liabilities (including uncertain tax positions), and other corporate activities, including our restructuring actions. We believe that our existing sources of cash, the availability under our credit facilities, and our ability to access capital markets will be sufficient to support our operating, capital, and debt service requirements for the foreseeable future, the ongoing development of our businesses, and our plans for further business expansion.
See Note 12 to the accompanying consolidated financial statements for additional information relating to our credit facilities.
Common Stock Repurchase Program
As of April 1, 2017, the remaining availability under our Class A common stock repurchase program was approximately $100 million, reflecting the May 11, 2016 approval by our Board of Directors to expand the program by up to an additional $200 million of Class A common stock repurchases. Repurchases of shares of Class A common stock are subject to overall business and market conditions. Due to the heightened level of uncertainty surrounding potential changes to U.S. taxation policies, we currently do not expect to repurchase shares under our Class A common stock repurchase program during Fiscal 2018.
See Note 16 to the accompanying consolidated financial statements for additional information relating to our Class A common stock repurchase program.
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
See Note 16 to the accompanying consolidated financial statements for additional information relating to our quarterly cash dividend program.
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
The Global Credit Facility contains a number of covenants, as described in Note 12 to the accompanying consolidated financial statements. As of April 1, 2017, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility. The Pan-Asia Credit Facilities do not contain any financial covenants.
See Note 12 to the accompanying consolidated financial statements for additional information relating to our debt and covenant compliance.

Contractual and Other Obligations
Firm Commitments
The following table summarizes certain of our aggregate contractual obligations as of April 1, 2017, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flows in future periods. We expect to fund these firm commitments with operating cash flows generated in the normal course of business and, if necessary, through availability under our credit facilities or other accessible sources of financing.

	Fiscal 2018	Fiscal 2019-2020	Fiscal 2021-2022	Fiscal 2023 and Thereafter	Total
	(millions)
Senior Notes	$—	$300.0	$300.0	$—	$600.0
Interest payments on Senior Notes	14.3	18.9	3.9	—	37.1
Capital leases	29.8	58.8	53.2	81.2	223.0
Operating leases	318.1	596.1	421.4	533.4	1,869.0
Inventory purchase commitments	674.6	0.2	—	—	674.8
Other commitments	40.1	66.4	26.7	—	133.2
Total	$1,076.9	$1,040.4	$805.2	$614.6	$3,537.1
The following is a description of our material, firmly committed obligations as of April 1, 2017:

•
Senior Notes represents the principal amount of our outstanding 2.125% Senior Notes and 2.625% Senior Notes. Amounts do not include any fair value adjustments, call premiums, unamortized debt issuance costs, or interest payments (see below);

•
Interest payments on Senior Notes represent the semi-annual contractual interest payments due on our 2.125% Senior Notes and 2.625% Senior Notes. Amounts do not include the impact of potential cash flows underlying our swap contracts entered into during Fiscal 2016 (see Note 14 to the accompanying consolidated financial statements for discussion of our swap contracts);

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

Excluded from the above contractual obligations table is the non-current liability for unrecognized tax benefits of $62.7 million as of April 1, 2017, as we cannot make a reliable estimate of the period in which the liability will be settled, if ever. The above table also excludes the following: (i) amounts recorded in current liabilities in our consolidated balance sheet as of April 1, 2017; and (ii) non-current liabilities that have no cash outflows associated with them (e.g., deferred revenue), or the cash outflows associated with them are uncertain or do not represent a "purchase obligation" as the term is used herein (e.g., deferred taxes, derivative financial instruments, and other miscellaneous items).
We also have certain contractual arrangements that would require us to make payments if certain events or circumstances occur. See Note 15 to the accompanying consolidated financial statements for a description of our contingent commitments not included in the above table.

Off-Balance Sheet Arrangements
In addition to the commitments included in the above table, our other off-balance sheet firm commitments relating to our outstanding letters of credit amounted to $9.7 million as of April 1, 2017. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships with unconsolidated entities that would be expected to have a material current or future effect on our consolidated financial statements.
MARKET RISK MANAGEMENT
As discussed in Note 14 to the accompanying consolidated financial statements, we are exposed to a variety of risks, including changes in foreign currency exchange rates relating to foreign currency-denominated balances, certain anticipated cash flows from our international operations, and possible declines in the value of reported net assets of our foreign operations, as well as changes in the fair value of our fixed-rate debt relating to changes in interest rates. Consequently, at times, in the normal course of business, we employ established policies and procedures, including the use of derivative financial instruments, to manage such risks. We do not enter into derivative transactions for speculative or trading purposes.
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts will fail to meet their contractual obligations. To mitigate this counterparty credit risk, we have a policy of only entering into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. Our established policies and procedures for mitigating credit risk from derivative transactions include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties, when possible, to mitigate credit risk associated with our derivative instruments. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of April 1, 2017. However, we do have in aggregate $15.0 million of derivative instruments in net asset positions with seven creditworthy financial institutions.
Foreign Currency Risk Management
We manage our exposure to changes in foreign currency exchange rates through the use of forward foreign currency exchange and cross-currency swap contracts. Refer to Note 14 to the accompanying consolidated financial statements for a summary of the notional amounts and fair values of our forward foreign currency exchange and cross-currency swap contracts outstanding as of April 1, 2017.
Forward Foreign Currency Exchange Contracts
We enter into forward foreign currency exchange contracts as hedges to reduce our risk related to exchange rate fluctuations on inventory transactions made in an entity's non-functional currency, intercompany royalty payments made by certain of our international operations, and the settlement of foreign currency-denominated balances. As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily to changes in the value of the Euro, the Japanese Yen, the South Korean Won, the Australian Dollar, the Canadian Dollar, the British Pound Sterling, and the Hong Kong Dollar, we hedge a portion of our foreign currency exposures anticipated over a two-year period. In doing so, we use forward foreign currency exchange contracts that generally have maturities of two months to two years to provide continuing coverage throughout the hedging period of the respective exposure.
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

We record our forward foreign currency exchange contracts at fair value in our consolidated balance sheets. To the extent forward foreign currency exchange contracts are designated as cash flow hedges and are highly effective in offsetting changes in the value of the hedged items, the related gains or losses are initially deferred in equity as a component of accumulated other comprehensive income ("AOCI") and are subsequently recognized in our consolidated statements of operations as follows:

•	Forecasted Inventory Transactions — recognized as part of the cost of the inventory being hedged within cost of goods sold when the related inventory is sold to a third party.

•
Intercompany Royalties/Settlement of Foreign Currency Balances — recognized within foreign currency gains (losses) during the period that the hedged balance is remeasured through earnings, generally through its settlement when the related payment occurs.

We recognized in earnings a net loss on forward foreign currency exchange contracts of $2.6 million during Fiscal 2017, and net gains of $32.4 million and $35.5 million during Fiscal 2016 and Fiscal 2015, respectively.
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
Sensitivity
We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our forward foreign currency exchange and cross-currency swap contracts. To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of April 1, 2017, a 10% appreciation or depreciation of the U.S. Dollar against the exchange rates for foreign currencies under contract would result in a net increase or decrease, respectively, in the fair value of our derivative portfolio of approximately $119 million. As our outstanding forward foreign currency exchange contracts are primarily designated as cash flow hedges of forecasted transactions, and as our cross-currency swap contracts are designated as hedges of our net investment in certain of our European subsidiaries, this hypothetical net change in fair value would be largely offset by the net change in the fair values of the underlying hedged items.
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
Sensitivity
As of April 1, 2017, notwithstanding the aforementioned Interest Rate Swaps, we had no variable-rate debt outstanding. As such, our exposure to changes in interest rates primarily relates to a change in the fair value of our fixed-rate Senior Notes. As of April 1, 2017, the fair values of our Senior Notes were $605.0 million. A 25 basis point increase or decrease in the level of interest rates would decrease or increase, respectively, the aggregate fair value of our Senior Notes by approximately $4 million. Such potential increases or decreases in the fair value of our debt would only be relevant if we were to retire all or a portion of the debt prior to its maturity, and are based on certain simplifying assumptions, including an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Investment Risk Management
As of April 1, 2017, we had cash and cash equivalents on-hand of $668.3 million, consisting of deposits in interest bearing accounts and investments in money market funds and time deposits with original maturities of 90 days or less. Our other significant investments included $684.7 million of short-term investments, consisting of time deposits with original maturities greater than 90 days; $43.5 million of restricted cash placed in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters; and $21.4 million of investments with maturities greater than one year, consisting of time deposits.
We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed further below. Our investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in our investment policy. See Note 14 to the accompanying consolidated financial statements for further detail of the composition of our investment portfolio as of April 1, 2017.
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
CRITICAL ACCOUNTING POLICIES
An accounting policy is considered to be critical if it is important to our results of operations, financial condition, and cash flows, and requires significant judgment and estimates on the part of management in its application. Our estimates are often based on complex judgments, assessments of probability, and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same set of facts and circumstances, could develop and support a range of alternative estimated amounts. We believe that the following list represents our critical accounting policies. For a discussion of all of our significant accounting policies, including our critical accounting policies, see Note 3 to the accompanying consolidated financial statements.
Sales Reserves and Uncollectible Accounts
A significant area of judgment affecting reported revenue and net income involves estimating sales reserves, which represent the portion of gross revenues not expected to be realized. In particular, revenue related to our wholesale business is reduced by estimates of returns, discounts, end-of-season markdowns, and operational chargebacks. Revenue related to our retail business, including e-commerce sales, is also reduced by an estimate of returns.
In determining estimates of returns, discounts, end-of-season markdowns, and operational chargebacks, we analyze historical trends, seasonal results, current economic and market conditions, and retailer performance. We review and refine these estimates on a quarterly basis. Our historical estimates of these costs have not differed materially from actual results. A hypothetical 1% increase in our reserves for returns, discounts, end-of-season markdowns, and operational chargebacks as of April 1, 2017 would have decreased our Fiscal 2017 net revenues by approximately $2 million.
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

See "Accounts Receivable" in Note 3 to the accompanying consolidated financial statements for an analysis of the activity in our sales reserves and allowance for doubtful accounts for each of the three fiscal years presented.
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
A hypothetical 1% increase in the level of our inventory reserves as of April 1, 2017 would have decreased our Fiscal 2017 gross profit by approximately $1 million.
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
We performed our annual goodwill impairment assessment as of the beginning of the second quarter of Fiscal 2017 using the qualitative approach discussed above, while giving consideration to our most recent quantitative goodwill impairment test (the results of which indicated that the fair values of our reporting units significantly exceeded their respective carrying values). Based on the results of the qualitative impairment assessment performed, we concluded that it is more likely than not that the fair values of our reporting units significantly exceeded their respective carrying values and there were no reporting units at risk of impairment.
Subsequent to our Fiscal 2017 annual goodwill impairment assessment, we realigned our segment reporting structure during the fourth quarter of Fiscal 2017 as a result of significant organizational changes implemented in connection with the Way Forward Plan (see Note 20 to the accompanying consolidated financial statements). As a result of the realignment of our segment reporting structure, we reallocated the carrying amount of goodwill to our new reporting units based upon each reporting unit's relative fair value as of the first day of our fourth quarter of Fiscal 2017. In connection with this reallocation, we performed an interim assessment of the recoverability of goodwill assigned to our new reporting units using the quantitative approach described above. Based on the results of the quantitative impairment assessment performed, we concluded that the fair value of one of our new reporting units was less than its carrying value. As a result, a goodwill impairment charge of $5.2 million was recorded during the fourth quarter of Fiscal 2017 to fully write off the carrying value of the reporting unit's reallocated goodwill. The fair values of the remaining new reporting units significantly exceeded their respective carrying values and were not at risk of impairment. No goodwill impairment charges were recorded during Fiscal 2016 or Fiscal 2015. See Note 13 to the accompanying consolidated financial statements for further discussion.
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
It is possible that our conclusions regarding impairment or recoverability of goodwill or other intangible assets could change in future periods if, for example, (i) our businesses do not perform as projected, (ii) overall economic conditions in future years vary from current assumptions, (iii) business conditions or strategies change from our current assumptions, or (iv) the identification of our reporting units change, among other factors. Such changes could result in a future impairment charge of goodwill or other intangible assets, which could have a material adverse effect on our consolidated financial position or results of operations.
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
During Fiscal 2017, Fiscal 2016, and Fiscal 2015, we recorded non-cash impairment charges of $248.6 million, $48.8 million, and $6.9 million, respectively, to reduce the net carrying value of certain long-lived assets to their estimated fair values. See Note 9 to the accompanying consolidated financial statements for further discussion.
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
See Note 11 to the accompanying consolidated financial statements for further discussion of income taxes.
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
Stock Options
Stock options have been granted to employees and non-employee directors with exercise prices equal to the fair market value of our Class A common stock on the date of grant. We use the Black-Scholes option-pricing model to estimate the grant date fair value of stock options, which requires the use of both subjective and objective assumptions. Certain key assumptions involve estimating future uncertain events. The key factors influencing the estimation process include the expected term of the option, expected volatility of our stock price, our expected dividend yield, and the risk-free interest rate, among others. Generally, once stock option values are determined, accounting practices do not permit them to be changed, even if the estimates used are different from actual results.
No stock options were granted during Fiscal 2017 or Fiscal 2016. See Note 18 to the accompanying consolidated financial statements for further discussion.
Restricted Stock and Restricted Stock Units ("RSUs")
We grant restricted shares of our Class A common stock to our non-employee directors, and service-based RSUs to certain of our senior executives, as well as certain of our other employees. In addition, we grant performance-based RSUs to such senior executives and other key executives, as well as certain of our other employees. The fair values of restricted stock shares and RSUs are based on the fair value of our Class A common stock on the date of grant, adjusted to reflect the absence of any awards not entitled to accrue dividend equivalents while outstanding. Compensation expense for performance-based RSUs is recognized over the employees' requisite service period when attainment of the performance goals is deemed probable, which involves judgment as to achievement of certain performance metrics.

Our performance-based RSU awards with a market condition in the form of a total shareholder return ("TSR") modifier are valued based on the expected attainment of performance at the end of a three-year performance period and TSR achieved relative to the S&P 500 index over the performance period. The fair value of these awards is estimated using a Monte Carlo simulation valuation model prepared by an independent third party. This pricing model utilizes multiple input variables that determine the probability of satisfying each market condition stipulated in the terms of the award to estimate its grant date fair value. Compensation expense, net of forfeitures, is updated for the Company's expected net income performance level against the related goal at the end of each reporting period. No performance-based RSUs with a TSR modifier were granted during Fiscal 2017 or Fiscal 2016. See Note 18 to the accompanying consolidated financial statements for further discussion.
Sensitivity
The assumptions used in calculating the grant date fair values of stock-based compensation awards represent our best estimates. In addition, judgment is required in estimating the number of stock-based awards that are expected to be forfeited. If actual results differ significantly from our estimates and assumptions, if we change the assumptions used to estimate the grant date fair value for future stock-based award grants, or if there are changes in market conditions, stock-based compensation expense and, therefore, our results of operations could be materially impacted. A hypothetical 10% change in our stock-based compensation expense would have affected our Fiscal 2017 net loss by approximately $4 million.
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 4 to the accompanying consolidated financial statements for a description of certain recently issued accounting standards which may impact our consolidated financial statements in future reporting periods.

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
We have evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this annual report. Based on that evaluation, our principal executive and principal financial officers have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level, as of the fiscal year-end covered by this Annual Report on Form 10-K.

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
Under the supervision and with the participation of management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this report based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this evaluation, management concluded that the Company's internal controls over financial reporting were effective at the reasonable assurance level as of the fiscal year-end covered by this Annual Report on Form 10-K.
Ernst & Young LLP, the Company's independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting as included elsewhere herein.
(c) Changes in Internal Controls over Financial Reporting
Except as discussed below, there has been no change in our internal control over financial reporting during the fourth quarter of Fiscal 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Global Operating and Financial Reporting System Implementation
We recently completed the implementation of a global operating and financial reporting information technology system, SAP, as part of a multi-year plan to integrate and upgrade our systems and processes. We substantially completed the migration of our North America operations to SAP during Fiscal 2015, and the migration of our Europe operations to SAP was completed during the first quarter of Fiscal 2018.
As a result of the implementation of this system, we have experienced certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect SAP to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve. For a discussion of risks related to the implementation of new systems, see Item 1A — "Risk Factors — Risks and uncertainties associated with the implementation of information systems may negatively impact our business."

Item 9B.	Other Information.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information relating to our directors and corporate governance will be set forth in the Company's proxy statement for its 2017 annual meeting of stockholders to be filed within 120 days after April 1, 2017 (the "Proxy Statement") and is incorporated by reference herein. Information relating to our executive officers is set forth in Item 1 of this Annual Report on Form 10-K under the caption "Executive Officers."
We have a Code of Ethics for Principal Executive Officers and Senior Financial Officers that covers the Company's principal executive officer, principal operating officer, principal financial officer, principal accounting officer, controller, and any person performing similar functions, as applicable. We also have a Code of Business Conduct and Ethics that covers the Company's directors, officers, and employees. You can find our Code of Ethics for Principal Executive Officers and Senior Financial Officers and our Code of Business Conduct and Ethics (collectively, the "Codes") on our Internet site, http://investor.ralphlauren.com. We will post any amendments to the Codes and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE on our Internet site.

Item 11.	Executive Compensation.
Information relating to executive and director compensation will be set forth in the Proxy Statement and such information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table sets forth information as of April 1, 2017 regarding compensation plans under which the Company's equity securities are authorized for issuance:

	(a)		(b)		(c)
Plan Category	Numbers of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options ($)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	3,929,642	(1)	$146.35	(2)	3,344,062	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	3,929,642		$146.35		3,344,062

(1)
Consists of 1,719,743 options to purchase shares of our Class A common stock and 2,209,899 restricted stock units that are payable solely in shares of Class A common stock (including 438,868 service-based restricted stock units that have fully vested but for which the underlying shares have not yet been delivered as of April 1, 2017). Does not include 19,096 outstanding restricted shares that are subject to forfeiture.

(2)	Represents the weighted average exercise price of outstanding stock options.

(3)
All of the securities remaining available for future issuance set forth in column (c) may be in the form of options, stock appreciation rights, restricted stock, restricted stock units, performance awards, or other stock-based awards under the Company's 1997 Incentive Plan and 2010 Incentive Plan (the "Plans"). An additional 19,096 outstanding shares of restricted stock granted under the Company's Plans that remain subject to forfeiture are not reflected in column (c).

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
PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a)    1., 2. Financial Statements and Financial Statement Schedules. See index on Page F-1.
3.      Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-24733) (the "S-1"))
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Form 8-K filed August 16, 2011)
3.3	Third Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Form 8-K filed February 5, 2014)
4.1
Indenture, dated as of September 26, 2013, by and between the Company and Wells Fargo Bank, National Association (including the form of Note) (filed as Exhibit 4.1 to the Form 8-K filed September 26, 2013)

4.2	First Supplemental Indenture, dated as of September 26, 2013, by and between the Company and Wells Fargo Bank, National Association (filed as Exhibit 4.2 to the Form 8-K filed September 26, 2013)
4.3	Second Supplemental Indenture, dated as of August 18, 2015, by and between the Company and Wells Fargo Bank, National Association (filed as Exhibit 4.2 to the Form 8-K filed August 18, 2015)
10.1
Registration Rights Agreement dated as of June 9, 1997 by and among Ralph Lauren, GS Capital Partners, L.P., GS Capital Partner PRL Holding I, L.P., GS Capital Partners PRL Holding II, L.P., Stone Street Fund 1994, L.P., Stone Street 1994 Subsidiary Corp., Bridge Street Fund 1994, L.P., and the Company (filed as Exhibit 10.3 to the S-1)

10.2	Form of Indemnification Agreement between the Company and its Directors and Executive Officers (filed as Exhibit 10.26 to the S-1)
10.3	Amended and Restated Employment Agreement, effective as of April 2, 2017, between the Company and Ralph Lauren (filed as Exhibit 10.1 to the Form 8-K filed March 31, 2017)†
10.4	Employment Agreement, dated May 13, 2017, between the Company and Patrice Louvet (filed as Exhibit 10.1 to the Form 8-K filed May 17, 2017)†
10.5	Amended and Restated Employment Agreement, effective as of April 4, 2016, between the Company and Valérie Hermann (filed as Exhibit 10.1 to the Form 8-K filed May 4, 2016)†
10.6
Amendment No. 1 to the Amended and Restated Employment Agreement, dated as of November 9, 2016, between the Company and Valérie Hermann (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended October 1, 2016)†

10.7	Employment Agreement, dated June 8, 2016, between the Company and Jane Nielsen (filed as Exhibit 10.1 to the Form 8-K filed June 10, 2016)†
10.8	Employment Agreement, dated as of September 25, 2015, between the Company and Stefan Larsson (filed as Exhibit 10.2 to the Form 8-K filed October 1, 2015)†
10.9
Amendment No. 1 to the Employment Agreement, effective as of August 9, 2016, between the Company and Stefan Larsson (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended July 2, 2016)†

10.10	Employment Separation Agreement and Release, between the Company and Stefan Larsson (filed as Exhibit 10.1 to the Form 8-K filed February 2, 2017)†
10.11	Amended and Restated Employment Agreement, effective as of April 1, 2015, between the Company and Robert L. Madore (filed as Exhibit 10.4 to the Form 8-K filed April 6, 2015)†

Exhibit Number	Description
10.12	Employment Separation Agreement and Release, dated June 30, 2016, between the Company and Robert L. Madore (filed as Exhibit 10.1 to the Form 8-K filed July 1, 2016)†
10.13
Restricted Stock Unit Award Agreement, dated as of June 8, 2004, between the Company and Ralph Lauren (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 2005)†

10.14	Executive Officer Annual Incentive Plan, as amended as of August 9, 2012 (filed as Appendix B to the Company's Definitive Proxy Statement dated July 2, 2012)†
10.15	1997 Long-Term Stock Incentive Plan, as Amended and Restated as of August 12, 2004 (filed as Exhibit 99.1 to the Form 8-K filed October 4, 2004)†
10.16
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

10.18	Amended and Restated 2010 Long-Term Incentive Plan, amended as of August 11, 2016 (filed as Exhibit 10.4 to the Form 10-Q for the quarterly period ended July 2, 2016)†
10.19
Cliff Restricted Performance Share Unit Award Overview containing the standard terms of cliff restricted performance share unit awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2014 (the "Fiscal 2014 10-K"))†

10.20
Pro-Rata Restricted Performance Share Unit Award Overview containing the standard terms of restricted performance share unit awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.26 to the Fiscal 2014 10-K)†

10.21	Stock Option Award Overview containing the standard terms of stock option awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.27 to the Fiscal 2014 10-K)†
10.22
Cliff Restricted Performance Share Unit with TSR Modifier Award Overview containing the standard terms of cliff restricted performance share unit awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.28 to the Fiscal 2014 10-K)†

10.23
Form of Performance Share Unit Award Agreement under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2015 (the "Fiscal 2015 10-K"))†

10.24	Form of Performance-Based Restricted Stock Unit Award Agreement under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.39 to the Fiscal 2015 10-K)†
10.25	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended June 27, 2015)†
10.26
Form of Non-Employee Director Restricted Stock Award Agreement under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2016 (the “Fiscal 2016 10-K”)†

10.27
Amended and Restated Credit Agreement, dated as of February 11, 2015, among the Company, Acqui Polo C.V., Polo Fin B.V. and Ralph Lauren Asia Pacific Limited, as the borrowers, the lenders party thereto, Bank of America, N.A., as syndication agent, Wells Fargo Bank, N.A., HSBC Bank USA, N.A. and Deutsche Bank Securities Inc., as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent (the "2015 Credit Agreement") (filed as Exhibit 10.1 to the Form 8-K filed February 18, 2015)

10.28
First Amendment to the 2015 Credit Agreement, dated as of March 22, 2016, among the Company, Acqui Polo C.V., RL Finance B.V. (formerly known as Polo Fin B.V.) and Ralph Lauren Asia Pacific Limited, as the borrowers, the lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents parties thereto (filed as Exhibit 10.39 to the Fiscal 2016 10-K)

10.29	Amended and Restated Polo Ralph Lauren Supplemental Executive Retirement Plan (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended December 31, 2005)†
12.1*	Computation of Ratio of Earnings to Fixed Charges
14.1
Code of Ethics for Principal Executive Officers and Senior Financial Officers (filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2003 and available, as amended, on the Company's Internet site)

14.2	Code of Business Conduct and Ethics of the Company (filed as Exhibit 14.1 to the Form 10-Q for the quarterly period ended June 27, 2015 and available, as amended, on the Company's Internet site)
21.1*	List of Significant Subsidiaries of the Company
23.1*	Consent of Ernst & Young LLP

Exhibit Number	Description
31.1*	Certification of Ralph Lauren, Executive Chairman and Chief Creative Officer, pursuant to 17 CFR 240.13a-14(a)
31.2*	Certification of Jane Hamilton Nielsen, Chief Financial Officer, pursuant to 17 CFR 240.13a-14(a)
32.1*	Certification of Ralph Lauren, Executive Chairman and Chief Creative Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Jane Hamilton Nielsen, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at April 1, 2017 and April 2, 2016, (ii) the Consolidated Statements of Operations for the fiscal years ended April 1, 2017, April 2, 2016, and March 28, 2015, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended April 1, 2017, April 2, 2016, and March 28, 2015, (iv) the Consolidated Statements of Cash Flows for the fiscal years ended April 1, 2017, April 2, 2016, and March 28, 2015, (v) the Consolidated Statements of Equity for the fiscal years ended April 1, 2017, April 2, 2016, and March 28, 2015, and (vi) the Notes to the Consolidated Financial Statements.

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
Date: May 18, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ RALPH LAUREN	Executive Chairman, Chief Creative Officer, and Director (Principal Executive Officer)	May 18, 2017
Ralph Lauren

/S/ JANE HAMILTON NIELSEN	Chief Financial Officer (Principal Financial and Accounting Officer)	May 18, 2017
Jane Hamilton Nielsen

/s/ DAVID LAUREN	Vice Chairman, Chief Innovation Officer, and Director	May 18, 2017
David Lauren

/S/ JOHN R. ALCHIN	Director	May 18, 2017
John R. Alchin

/S/ ARNOLD H. ARONSON	Director	May 18, 2017
Arnold H. Aronson

/S/ FRANK A. BENNACK, JR.	Director	May 18, 2017
Frank A. Bennack, Jr.

/S/ DR. JOYCE F. BROWN	Director	May 18, 2017
Dr. Joyce F. Brown

/S/ JOEL L. FLEISHMAN	Director	May 18, 2017
Joel L. Fleishman

/S/ HUBERT JOLY	Director	May 18, 2017
Hubert Joly

Signature	Title	Date

/S/ JUDITH MCHALE	Director	May 18, 2017
Judith McHale

/S/ ROBERT C. WRIGHT	Director	May 18, 2017
Robert C. Wright

RALPH LAUREN CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

Page
Consolidated Financial Statements:
Consolidated Balance Sheets		F-2
Consolidated Statements of Operations		F-3
Consolidated Statements of Comprehensive Income (Loss)		F-4
Consolidated Statements of Cash Flows		F-5
Consolidated Statements of Equity		F-6
Notes to Consolidated Financial Statements		F-7
Management's Report on Responsibility For Financial Statements		F-52
Reports of Independent Registered Public Accounting Firm		F-53
Supplementary Information:
Selected Financial Information		F-55
Quarterly Financial Information		F-57

EX-12.1
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101	INSTANCE DOCUMENT
EX-101	SCHEMA DOCUMENT
EX-101	CALCULATION LINKBASE DOCUMENT
EX-101	LABELS LINKBASE DOCUMENT
EX-101	PRESENTATION LINKBASE DOCUMENT
EX-101	DEFINITION LINKBASE DOCUMENT

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS

	April 1, 2017	April 2, 2016
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$668.3	$456.3
Short-term investments	684.7	629.4
Accounts receivable, net of allowances of $214.4 million and $254.2 million	450.2	516.5
Inventories	791.5	1,124.6
Income tax receivable	79.4	57.8
Prepaid expenses and other current assets	280.4	268.1
Total current assets	2,954.5	3,052.7
Property and equipment, net	1,316.0	1,583.2
Deferred tax assets	125.9	118.7
Goodwill	904.6	917.9
Intangible assets, net	219.8	243.9
Other non-current assets	131.2	296.7
Total assets	$5,652.0	$6,213.1
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$—	$116.1
Accounts payable	147.7	151.0
Income tax payable	29.5	33.0
Accrued expenses and other current liabilities	982.7	898.2
Total current liabilities	1,159.9	1,198.3
Long-term debt	588.2	597.0
Non-current liability for unrecognized tax benefits	62.7	80.6
Other non-current liabilities	541.6	593.7
Commitments and contingencies (Note 15)
Total liabilities	2,352.4	2,469.6
Equity:
Class A common stock, par value $.01 per share; 101.5 million and 101.0 million shares issued; 55.1 million and 57.0 million shares outstanding	1.2	1.2
Class B common stock, par value $.01 per share; 25.9 million shares issued and outstanding	—	—
Additional paid-in-capital	2,308.8	2,257.5
Retained earnings	5,751.9	6,015.0
Treasury stock, Class A, at cost; 46.4 million and 44.0 million shares	(4,563.9)	(4,348.7)
Accumulated other comprehensive loss	(198.4)	(181.5)
Total equity	3,299.6	3,743.5
Total liabilities and equity	$5,652.0	$6,213.1
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	April 1, 2017	April 2, 2016	March 28, 2015
	(millions, except per share data)
Net revenues	$6,652.8	$7,405.2	$7,620.3
Cost of goods sold(a)	(3,001.7)	(3,218.5)	(3,242.4)
Gross profit	3,651.1	4,186.7	4,377.9
Selling, general, and administrative expenses(a)	(3,149.4)	(3,389.7)	(3,300.3)
Amortization of intangible assets	(24.1)	(23.7)	(25.2)
Impairment of assets	(253.8)	(48.8)	(6.9)
Restructuring and other charges	(318.6)	(142.6)	(10.1)
Total other operating expenses, net	(3,745.9)	(3,604.8)	(3,342.5)
Operating income (loss)	(94.8)	581.9	1,035.4
Foreign currency gains (losses)	1.1	(3.8)	(25.9)
Interest expense	(12.4)	(21.0)	(16.7)
Interest and other income, net	6.4	5.6	6.1
Equity in losses of equity-method investees	(5.2)	(10.9)	(11.5)
Income (loss) before income taxes	(104.9)	551.8	987.4
Income tax benefit (provision)	5.6	(155.4)	(285.2)
Net income (loss)	$(99.3)	$396.4	$702.2

Net income (loss) per common share:
Basic	$(1.20)	$4.65	$7.96
Diluted	$(1.20)	$4.62	$7.88
Weighted average common shares outstanding:
Basic	82.7	85.2	88.2
Diluted	82.7	85.9	89.1
Dividends declared per share	$2.00	$2.00	$1.85
(a) Includes total depreciation expense of:	$(283.4)	$(285.7)	$(269.2)
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
	April 1, 2017	April 2, 2016	March 28, 2015
	(millions)
Net income (loss)	$(99.3)	$396.4	$702.2
Other comprehensive loss, net of tax:
Foreign currency translation gains (losses)	(48.6)	36.4	(318.5)
Net gains (losses) on cash flow hedges	26.6	(55.2)	47.5
Net gains (losses) on defined benefit plans	5.1	2.9	(7.8)
Other comprehensive loss, net of tax	(16.9)	(15.9)	(278.8)
Total comprehensive income (loss)	$(116.2)	$380.5	$423.4
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	April 1, 2017	April 2, 2016	March 28, 2015
	(millions)
Cash flows from operating activities:
Net income (loss)	$(99.3)	$396.4	$702.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	307.5	309.4	294.4
Deferred income tax expense (benefit)	(38.9)	(7.9)	10.5
Equity in losses of equity-method investees	5.2	10.9	11.5
Non-cash stock-based compensation expense	63.6	97.0	80.5
Non-cash impairment of assets	253.8	48.8	6.9
Non-cash restructuring-related inventory charges	197.9	20.4	—
Excess tax benefits from stock-based compensation arrangements	(0.3)	(10.2)	(7.7)
Other non-cash charges (benefits)	29.2	19.7	(24.6)
Changes in operating assets and liabilities:
Accounts receivable	54.1	129.4	(95.6)
Inventories	120.4	(90.9)	(97.5)
Prepaid expenses and other current assets	(27.8)	30.2	(96.5)
Accounts payable and accrued liabilities	112.9	90.1	50.3
Income tax receivables and payables	(34.0)	(14.6)	(22.2)
Deferred income	(20.7)	(7.9)	(21.1)
Other balance sheet changes	28.7	(14.3)	102.2
Net cash provided by operating activities	952.3	1,006.5	893.3
Cash flows from investing activities:
Capital expenditures	(284.0)	(417.7)	(391.2)
Purchases of investments	(860.4)	(1,085.0)	(1,397.7)
Proceeds from sales and maturities of investments	942.4	942.7	1,112.8
Acquisitions and ventures	(6.1)	(16.3)	(11.7)
Change in restricted cash deposits	0.3	(6.0)	(0.9)
Net cash used in investing activities	(207.8)	(582.3)	(688.7)
Cash flows from financing activities:
Proceeds from issuance of short-term debt	3,735.2	4,343.9	2,807.7
Repayments of short-term debt	(3,851.3)	(4,462.6)	(2,573.8)
Proceeds from issuance of long-term debt	—	299.4	—
Payments of capital lease obligations	(27.3)	(24.3)	(23.9)
Payments of dividends	(164.8)	(170.3)	(158.2)
Repurchases of common stock, including shares surrendered for tax withholdings	(215.2)	(500.4)	(531.6)
Proceeds from exercise of stock options	5.0	33.2	52.5
Excess tax benefits from stock-based compensation arrangements	0.3	10.2	7.7
Other financing activities	—	(1.9)	(1.0)
Net cash used in financing activities	(518.1)	(472.8)	(420.6)
Effect of exchange rate changes on cash and cash equivalents	(14.4)	5.2	(81.7)
Net increase (decrease) in cash and cash equivalents	212.0	(43.4)	(297.7)
Cash and cash equivalents at beginning of period	456.3	499.7	797.4
Cash and cash equivalents at end of period	$668.3	$456.3	$499.7
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

			Additional		Treasury Stock
	Common Stock(a)		Paid-in	Retained	at Cost			Total
	Shares	Amount	Capital	Earnings	Shares	Amount	AOCI(b)	Equity
	(millions)
Balance at March 29, 2014	124.9	$1.2	$1,979.5	$5,257.1	36.2	$(3,316.7)	$113.2	$4,034.3
Comprehensive income:
Net income				702.2
Other comprehensive loss							(278.8)
Total comprehensive income								423.4
Dividends declared				(161.4)				(161.4)
Repurchases of common stock					3.4	(531.6)		(531.6)
Stock-based compensation			80.5					80.5
Shares issued and tax benefits recognized
pursuant to stock-based compensation plans(c)	1.0	—	60.2					60.2
Conversion of stock-based compensation awards(d)			(3.1)	(10.7)				(13.8)
Balance at March 28, 2015	125.9	$1.2	$2,117.1	$5,787.2	39.6	$(3,848.3)	$(165.6)	$3,891.6
Comprehensive income:
Net income				396.4
Other comprehensive loss							(15.9)
Total comprehensive income								380.5
Dividends declared				(168.6)				(168.6)
Repurchases of common stock					4.4	(500.4)		(500.4)
Stock-based compensation			97.0					97.0
Shares issued and tax benefits recognized
pursuant to stock-based compensation plans(c)	1.0	—	43.4					43.4
Balance at April 2, 2016	126.9	$1.2	$2,257.5	$6,015.0	44.0	$(4,348.7)	$(181.5)	$3,743.5
Comprehensive loss:
Net loss				(99.3)
Other comprehensive loss							(16.9)
Total comprehensive loss								(116.2)
Dividends declared				(163.8)				(163.8)
Repurchases of common stock					2.4	(215.2)		(215.2)
Stock-based compensation			63.6					63.6
Shares issued and tax shortfalls recognized
pursuant to stock-based compensation plans(c)	0.5	—	(12.3)					(12.3)
Balance at April 1, 2017	127.4	$1.2	$2,308.8	$5,751.9	46.4	$(4,563.9)	$(198.4)	$3,299.6

(a)
Includes Class A and Class B common stock. In Fiscal 2015, 1.0 million shares of Class B common stock were converted into an equal number of shares of Class A common stock pursuant to the terms of the Class B common stock (see Note 16).

(b)	Accumulated other comprehensive income (loss).

(c)
Includes an excess tax shortfall relating to stock-based compensation plans of $17.3 million in Fiscal 2017, and excess tax benefits of $10.2 million and $7.7 million in Fiscal 2016 and Fiscal 2015, respectively.

(d)	Includes the conversion of certain fully-vested and expensed stock-based compensation awards to cash contributions into a deferred compensation account (see Note 16).
See accompanying notes.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business
Ralph Lauren Corporation ("RLC") is a global leader in the design, marketing, and distribution of premium lifestyle products, including apparel, accessories, home furnishings, and other licensed product categories. RLC's long-standing reputation and distinctive image have been developed across an expanding number of products, brands, sales channels, and international markets. RLC's brand names include Ralph Lauren, Ralph Lauren Collection, Ralph Lauren Purple Label, Polo Ralph Lauren, Double RL, Lauren Ralph Lauren, Polo Ralph Lauren Children, Chaps, and Club Monaco, among others. RLC and its subsidiaries are collectively referred to herein as the "Company," "we," "us," "our," and "ourselves," unless the context indicates otherwise.
The Company has diversified its business by geography (North America, Europe, and Asia, among other regions) and channels of distribution (wholesale, retail, and licensing). This allows the Company to maintain a dynamic balance as its operating results do not depend solely on the performance of any single geographic area or channel of distribution. The Company's wholesale sales are made principally to major department stores and specialty stores around the world. The Company also sells directly to consumers through its integrated retail channel, which includes its retail stores, concession-based shop-within-shops, and e-commerce operations around the world. In addition, the Company licenses to unrelated third parties for specified periods the right to operate retail stores and/or to use its various trademarks in connection with the manufacture and sale of designated products, such as certain apparel, eyewear, fragrances, and home furnishings.
Effective beginning in the fourth quarter of Fiscal 2017, the Company organizes its business into the following three reportable segments: North America, Europe, and Asia. In addition to these reportable segments, the Company also has other non-reportable segments. See Note 20 for further discussion of the Company's segment reporting structure.

2.	Basis of Presentation
Basis of Consolidation
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") and present the consolidated financial position, income (loss), comprehensive income (loss), and cash flows of the Company, including all entities in which the Company has a controlling financial interest and is determined to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2017 ended on April 1, 2017 and was a 52-week period ("Fiscal 2017"); fiscal year 2016 ended on April 2, 2016 and was a 53-week period ("Fiscal 2016"); fiscal year 2015 ended on March 28, 2015 and was a 52-week period ("Fiscal 2015"); and fiscal year 2018 will end on March 31, 2018 and will be a 52-week period ("Fiscal 2018").
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
Reclassifications
Certain reclassifications have been made to the prior periods' financial information in order to conform to the current period's presentation, including the realignment of the Company's segment reporting structure, as further described in Note 20.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Summary of Significant Accounting Policies
Revenue Recognition
Revenue is recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable, and collectability is reasonably assured.
Revenue within the Company's wholesale business is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of estimates of returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances. Returns and allowances require pre-approval from management and discounts are based on trade terms. Estimates for end-of-season markdown reserves are based on historical trends, actual and forecasted seasonal results, an evaluation of current economic and market conditions, retailer performance, and, in certain cases, contractual terms. Estimates for operational chargebacks are based on actual customer notifications of order fulfillment discrepancies and historical trends. The Company reviews and refines these estimates on at least a quarterly basis. The Company's historical estimates of these costs have not differed materially from actual results.
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
Cost of Goods Sold and Selling Expenses
Cost of goods sold includes the expenses incurred to acquire and produce inventory for sale, including product costs, freight-in, and import costs, as well as changes in reserves for shrinkage and inventory realizability. Gains and losses associated with forward foreign currency exchange contracts that are designated as cash flow hedges of inventory transactions are also recognized within cost of goods sold when the hedged inventory is sold. The costs of selling merchandise, including those associated with preparing merchandise for sale, such as picking, packing, warehousing, and order charges ("handling costs"), are included in selling, general, and administrative ("SG&A") expenses in the consolidated statements of operations.
Shipping and Handling Costs
The costs associated with shipping goods to customers are reflected as a component of SG&A expenses in the consolidated statements of operations. Shipping costs were $42.8 million, $44.6 million, and $42.8 million in Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively. Handling costs (described above), also included within SG&A expenses, were $170.1 million, $181.2 million, and $181.0 million in Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively. Shipping and handling costs billed to customers are included in revenue.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Advertising and marketing expenses amounted to $219.9 million, $280.0 million, and $274.6 million in Fiscal 2017, Fiscal 2016, and Fiscal 2015, respectively. Deferred advertising, marketing, and promotional costs, which principally relate to advertisements that have not yet been exhibited or services that have not yet been received, were $4.1 million and $7.2 million at the end of Fiscal 2017 and Fiscal 2016, respectively, and were recorded within prepaid expenses and other current assets in the Company's consolidated balance sheets.
Foreign Currency Translation and Transactions
The financial position and operating results of the Company's foreign operations are primarily consolidated using their respective local currency as the functional currency. Local currency assets and liabilities are translated to U.S. Dollars at the rates of exchange in effect on the balance sheet date, and local currency revenues and expenses are translated to U.S. Dollars at average rates of exchange in effect during the period. The resulting translation gains or losses are included in the consolidated statements of comprehensive income (loss) as a component of other comprehensive income (loss) ("OCI") and in the consolidated statements of equity within accumulated other comprehensive income (loss) ("AOCI"). Gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature are also included within this component of equity.
The Company also recognizes gains and losses on both third-party and intercompany transactions that are denominated in a currency other than the respective entity's functional currency. Foreign currency transaction gains and losses are recognized in earnings and separately disclosed in the consolidated statements of operations.
Comprehensive Income (Loss)
Comprehensive income (loss), which is reported in the consolidated statements of comprehensive income (loss) and consolidated statements of equity, consists of net income (loss) and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income (loss). The components of OCI for the Company consist of foreign currency translation gains (losses); net realized and unrealized gains (losses) on cash flow hedges, such as forward foreign currency exchange contracts; net realized and unrealized gains (losses) on available-for-sale investments; and net realized and unrealized gains (losses) related to the Company's defined benefit plans.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average number of common shares outstanding used to calculate basic net income (loss) per common share is reconciled to shares used to calculate diluted net income (loss) per common share as follows:

	Fiscal Years Ended
	April 1, 2017		April 2, 2016	March 28, 2015
	(millions)
Basic shares	82.7		85.2	88.2
Dilutive effect of stock options, restricted stock, and RSUs	—	(a)	0.7	0.9
Diluted shares	82.7		85.9	89.1

(a)
Incremental shares of 0.7 million attributable to outstanding stock options, restricted stock, and RSUs were excluded from the computation of diluted shares for Fiscal 2017, as such shares would not be dilutive as a result of the net loss incurred.

All earnings per share amounts have been calculated using unrounded numbers. Options to purchase shares of the Company's Class A common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income (loss) per common share. In addition, the Company has outstanding performance-based RSUs, which are included in the computation of diluted shares only to the extent that the underlying performance conditions (and applicable market condition modifiers, if any) (i) have been satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. As of the end of Fiscal 2017, Fiscal 2016, and Fiscal 2015, there were 2.2 million, 2.6 million, and 1.9 million, respectively, additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based RSUs, that were excluded from the diluted shares calculations.
Stock-Based Compensation
The Company recognizes expense for all stock-based compensation awards granted to employees and non-employee directors based on the grant date fair value of the awards over the requisite service period, adjusted for estimated forfeitures. The Company uses the Black-Scholes valuation model to estimate the grant date fair value of its stock option awards. For performance-based RSU awards that include a market condition in the form of a total shareholder return ("TSR") modifier, the Company uses a Monte Carlo simulation valuation model to estimate the grant date fair value. The fair values of restricted stock awards, service-based RSUs, and performance-based RSUs that are not subject to a TSR modifier are determined based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for those awards that are not entitled to dividend equivalents. Compensation expense for all performance-based RSUs is recognized over the requisite service period when attainment of the performance goal is deemed probable, net of estimated forfeitures. The Company recognizes compensation expense on an accelerated basis for all awards with graded vesting terms, including stock options, restricted stock, and certain RSUs. For RSU awards with cliff vesting terms, compensation expense is recognized on a straight-line basis. For certain RSU awards granted to retirement-eligible employees, or employees who will become retirement-eligible prior to the end of the awards' respective stated vesting periods, the related stock-based compensation expense is recognized on an accelerated basis over a term commensurate with the period that the employee is required to provide service in order to vest in the award. See Note 18 for further discussion of the Company's stock-based compensation plans.
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid investments with original maturities of 90 days or less, including investments in debt securities and money market funds. Investments in debt securities are diversified among high-credit quality securities in accordance with the Company's risk-management policies.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Under the equity method of accounting, the following amounts are recorded in the Company's consolidated financial statements: the Company's investment in and amounts due to and from the investee are included in the consolidated balance sheets; the Company's share of the investee's earnings (losses) is included in the consolidated statements of operations; and dividends, cash distributions, loans, or other cash received from the investee and additional cash investments, loan repayments, or other cash paid to the investee are included in the consolidated statements of cash flows.
The Company's equity-method investments include its 50% interest in the Ralph Lauren Watch and Jewelry Company, Sárl, a joint venture formed with Compagnie Financière Richemont SA, the Swiss luxury goods group, in March 2007. This joint venture is a Swiss corporation whose purpose is to design, develop, manufacture, sell, and distribute luxury watches and fine jewelry through Ralph Lauren stores, as well as through fine independent jewelry and luxury watch retailers around the world.
Impairment Assessment
The Company evaluates investments held in unrealized loss positions, if any, for other-than-temporary impairment on a quarterly basis. Such evaluation involves a variety of considerations, including assessments of the risks and uncertainties associated with general economic conditions and distinct conditions affecting specific issuers. Factors considered by the Company include (i) the length of time and the extent to which the fair value has been below cost; (ii) the financial condition, credit worthiness, and near-term prospects of the issuer; (iii) the length of time to maturity; (iv) future economic conditions and market forecasts; (v) the Company's intent and ability to retain its investment for a period of time sufficient to allow for recovery of market value; and (vi) an assessment of whether it is more likely than not that the Company will be required to sell its investment before recovery of market value. See Note 14 for further information relating to the Company's investments.

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
A rollforward of the activity in the Company's reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented below:

	Fiscal Years Ended
	April 1, 2017	April 2, 2016	March 28, 2015
	(millions)
Beginning reserve balance	$239.7	$239.7	$253.9
Amount charged against revenue to increase reserve	666.6	749.0	755.3
Amount credited against customer accounts to decrease reserve	(698.8)	(753.0)	(748.8)
Foreign currency translation	(4.7)	4.0	(20.7)
Ending reserve balance	$202.8	$239.7	$239.7
An allowance for doubtful accounts is determined through an analysis of accounts receivable aging, assessments of collectability based on an evaluation of historical and anticipated trends, the financial condition of the Company's customers, and an evaluation of the impact of economic conditions, among other factors.
A rollforward of the activity in the Company's allowance for doubtful accounts is presented below:

	Fiscal Years Ended
	April 1, 2017	April 2, 2016	March 28, 2015
	(millions)
Beginning reserve balance	$14.5	$11.4	$15.7
Amount recorded to expense to increase (decrease) reserve(a)	6.2	6.8	(0.2)
Amount written-off against customer accounts to decrease reserve	(8.5)	(4.1)	(2.0)
Foreign currency translation	(0.6)	0.4	(2.1)
Ending reserve balance	$11.6	$14.5	$11.4

(a)	Amounts recorded to bad debt expense are included within SG&A expenses in the consolidated statements of operations.
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department and specialty stores around the world, and extends credit based on an evaluation of each customer's financial capacity and condition, usually without requiring collateral. In the Company's wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2017, the Company's sales to its largest wholesale customer, Macy's, Inc. ("Macy's"), accounted for approximately 10% of total net revenues, and the Company's sales to its three largest wholesale customers (including Macy's) accounted for approximately 21% of total net revenues. Substantially all of the Company's sales to its three largest wholesale customers related to its North America segment. As of April 1, 2017, these three key wholesale customers constituted approximately 34% of total gross accounts receivable.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In determining the income tax benefit (provision) for financial reporting purposes, the Company establishes a reserve for uncertain tax positions. If the Company considers that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, it recognizes the tax benefit. The Company measures the tax benefit by determining the largest amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. These assessments can be complex and the Company often obtains assistance from external advisors. To the extent that the Company's estimates change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax benefit (provision) in the period in which such determinations are made. If the initial assessment fails to result in the recognition of a tax benefit, the Company regularly monitors its position and subsequently recognizes the tax benefit if (i) there are changes in tax law or analogous case law that sufficiently raise the likelihood of prevailing on the technical merits of the position to more likely than not; (ii) the statute of limitations expires; or (iii) there is a completion of an audit resulting in a settlement of that tax year with the appropriate agency. Uncertain tax positions are classified as current only when the Company expects to pay cash within the next twelve months. Interest and penalties are recorded within the income tax benefit (provision) in the Company's consolidated statements of operations and are classified on the consolidated balance sheets together with the related liability for unrecognized tax benefits.
See Note 11 for further discussion of the Company's income taxes.
Leases
The Company leases certain facilities and equipment, including the vast majority of its retail stores. Certain of the Company's lease agreements contain renewal options, rent escalation clauses, and/or landlord incentives. Renewal terms generally reflect market rates at the time of renewal. Rent expense for noncancelable operating leases with scheduled rent increases and/or landlord incentives is recognized on a straight-line basis over the lease term, including any applicable rent holidays, beginning on the earlier of the lease commencement date or the date the Company takes control of the leased space. The excess of straight-line rent expense over the scheduled payment amounts and landlord incentives is recorded as a deferred rent obligation. As of the end of Fiscal 2017 and Fiscal 2016, deferred rent obligations of $246.3 million and $256.8 million, respectively, were classified primarily within other non-current liabilities in the Company's consolidated balance sheets.
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
Cash Flow Hedges
The Company uses forward foreign currency exchange contracts to reduce its risk related to exchange rate fluctuations on inventory transactions made in an entity's non-functional currency, intercompany royalty payments made by certain of its international operations, and the settlement of foreign currency-denominated operational balances. To the extent forward foreign currency exchange contracts are designated as cash flow hedges and are highly effective in offsetting changes in the value of the hedged items, the related gains or losses are initially deferred in equity as a component of AOCI and are subsequently recognized in the consolidated statements of operations as follows:

•	Forecasted Inventory Transactions — recognized as part of the cost of the inventory being hedged within cost of goods sold when the related inventory is sold to a third party.

•
Intercompany Royalties/Settlement of Foreign Currency Balances — recognized within foreign currency gains (losses) during the period that the hedged balance is remeasured through earnings, generally through its settlement when the related payment occurs.

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Hedge of a Net Investment in a Foreign Operation
The Company periodically uses cross-currency swap contracts to reduce risk associated with exchange rate fluctuations on certain of its net investments in foreign subsidiaries. Changes in the fair values of such derivative instruments that are designated as hedges of net investments in foreign operations are recorded in equity as a component of AOCI in the same manner as foreign currency translation adjustments, to the extent they are effective as a hedge. To assess effectiveness, the Company uses a method based on changes in spot rates to measure the impact of foreign currency exchange rate fluctuations on both its foreign subsidiary net investment and the related derivative hedging instrument. Accordingly, changes in fair value of the hedging instrument other than those due to changes in the spot rate are excluded from the assessment of hedge effectiveness and are recorded in the consolidated statement of operations with any other ineffectiveness as interest expense. Amounts associated with the effective portion of net investment hedges are released from AOCI and recognized in earnings only upon the sale or liquidation of the hedged net investment.
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
See Note 14 for further discussion of the Company's derivative financial instruments.

4.	Recently Issued Accounting Standards
Restricted Cash
In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-18, "Restricted Cash" ("ASU 2016-18"). ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. Accordingly, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for the Company beginning in its fiscal year ending March 30, 2019 ("Fiscal 2019"), with early adoption permitted, and must be adopted using a retrospective approach. Other than this change in presentation within the statement of cash flows, ASU 2016-18 will not have an impact on the Company's consolidated financial statements.
Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 simplifies several aspects related to the accounting for and financial statement presentation of share-based payments, including the accounting for income taxes at award settlement and forfeitures, and the classification of excess tax benefits and shares surrendered for tax withholdings in the statement of cash flows. ASU 2016-09 is effective for the Company beginning in its Fiscal 2018. The adoption methodology (i.e., prospective, retrospective, or modified-retrospective) varies by amendment.
With respect to the accounting for income taxes at award settlement, ASU 2016-09 requires that all excess tax benefits and shortfalls be reflected in the income tax benefit (provision) in the statement of operations in the period that they are realized. This reflects a change from current practice, which generally requires that such activity be recorded in equity as additional paid-in-capital. The impact of this change, which will be applied prospectively in the Company's consolidated financial statements, will depend largely on unpredictable future events and other factors, including the timing of employee stock option exercises and the value realized upon vesting or exercise of shares compared to the grant date fair value of those shares, and will likely result in increased volatility in the income tax benefit (provision). Additionally, ASU 2016-09 will change the classification of excess tax

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

benefits from a financing activity to an operating activity in the Company's consolidated statements of cash flows. The Company anticipates applying this change in classification on a retrospective basis. The other amendments of ASU 2016-09 are not expected to have a material impact on the Company's consolidated financial statements.
Leases
In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"). ASU 2016-02 requires that a lessee's rights and fixed payment obligations under most leases be recognized as right-of-use assets and lease liabilities on the consolidated balance sheet. ASU 2016-02 retains a dual model for classifying leases as either financing or operating, which governs the pattern of expense recognition to be reflected in the consolidated statement of operations. Variable lease payments based on performance, such as percentage-of-sales-based payments, will not be included in the measurement of right-of-use assets and lease liabilities. Rather, consistent with current practice, such amounts will be recognized as an expense in the period incurred. ASU 2016-02 is effective for the Company beginning in its fiscal year ending March 28, 2020 ("Fiscal 2020"), with early adoption permitted, and is to be adopted using a modified retrospective transition approach, which requires application of the guidance at the beginning of the earliest comparative period presented.
The Company is currently in the process of evaluating the impact that ASU 2016-02 will have on its consolidated financial statements and related disclosures. The Company's assessment efforts to date have included reviewing the standard's provisions and beginning to gather information to evaluate the landscape of its real estate, personal property, and other arrangements that may meet the definition of a lease. Based on these efforts, the Company currently anticipates that the adoption of ASU 2016-02 will result in a significant increase to its long-term assets and liabilities as, at a minimum, most of its current operating lease commitments will be subject to balance sheet recognition. The standard is also expected to result in enhanced quantitative and qualitative lease-related disclosures. Recognition of lease expense in the consolidated statement of operations is not anticipated to significantly change.
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 provides a single, comprehensive accounting model for revenues arising from contracts with customers that will supersede most existing revenue recognition guidance, including industry-specific guidance. Under this model, revenue, representing the amount to which an entity expects to be entitled in exchange for providing promised goods or services (i.e., performance obligations), is recognized upon control of promised goods or services transferring to a customer. ASU 2014-09 also requires enhanced qualitative and quantitative revenue-related disclosures. Since its original issuance, the FASB has issued several additional related ASUs to address implementation concerns and further amend and clarify certain guidance within ASU 2014-09. ASU 2014-09 may be adopted on a full retrospective basis and applied to all prior periods presented, or on a modified retrospective basis through a cumulative adjustment recorded to opening retained earnings in the year of initial application.
The Company is currently in the process of evaluating the impact that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company's assessment efforts to date have included reviewing current accounting policies, processes, and arrangements to identify potential differences that could arise from the application of ASC 2014-09. Based on these efforts, the Company currently anticipates that the performance obligations underlying its core revenue streams (i.e., its retail and wholesale businesses), and the timing of recognition thereof, will remain substantially unchanged. Revenues for these businesses are generated through the sale of finished products, and will continue to be recognized at the point in time when merchandise is transferred to the customer and in an amount that considers the impacts of estimated returns, end-of-season markdowns, and other allowances that are variable in nature. For its licensing business, which has historically comprised approximately 2% of total revenues, the Company is currently assessing whether the timing of recognizing contractually guaranteed minimum royalty amounts will change. Beyond its core revenue streams, the Company is also currently evaluating the impact of ASU 2014-09 on certain ancillary transactions and arrangements.
The Company will adopt ASU 2014-09 in its Fiscal 2019 and anticipates doing so using the modified retrospective method through a cumulative adjustment recorded to the opening Fiscal 2019 retained earnings balance.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Property and Equipment
Property and equipment, net consists of the following:

	April 1, 2017	April 2, 2016
	(millions)
Land and improvements	$16.8	$16.8
Buildings and improvements	457.2	460.4
Furniture and fixtures	687.2	726.8
Machinery and equipment	414.0	359.2
Capitalized software	549.0	460.4
Leasehold improvements	1,179.1	1,247.9
Construction in progress	33.4	215.7
	3,336.7	3,487.2
Less: accumulated depreciation	(2,020.7)	(1,904.0)
Property and equipment, net	$1,316.0	$1,583.2

6.	Goodwill and Other Intangible Assets
Goodwill
The following table details the changes in goodwill for each of the Company's segments during Fiscal 2017 and Fiscal 2016:

	Wholesale	Retail	Licensing	North America	Europe	Asia	Other Non-reportable Segments	Total
	(millions)
Balance at March 28, 2015	$571.4	$199.9	$131.5	$—	$—	$—	$—	$902.8
Foreign currency translation	10.4	2.9	1.8	—	—	—	—	15.1
Balance at April 2, 2016	581.8	202.8	133.3	—	—	—	—	917.9
Foreign currency translation	(14.3)	(2.6)	(1.3)	—	—	—	—	(18.2)
Balance at December 31, 2016	567.5	200.2	132.0	—	—	—	—	899.7
Segment reallocation(a)	(567.5)	(200.2)	(132.0)	421.8	269.2	71.5	137.2	—
Impairments	—	—	—	—	—	—	(5.2)	(5.2)
Foreign currency translation	—	—	—	—	6.7	3.4	—	10.1
Balance at April 1, 2017	$—	$—	$—	$421.8	$275.9	$74.9	$132.0	$904.6

(a)
In connection with the realignment of the Company's segment reporting structure, the Company reallocated the carrying amount of goodwill to its new reporting units based upon each reporting unit's relative fair value as of the first day of its fourth quarter of Fiscal 2017. See Note 20 for further discussion of the Company's segment reporting structure.

Based on the results of the Company's goodwill impairment testing, the Company recorded an impairment charge of $5.2 million during Fiscal 2017 to fully write off the carrying value of reallocated goodwill related to one of its reporting units. No goodwill impairment charges were recorded during Fiscal 2016 or Fiscal 2015. See Note 13 for further discussion of the Company's goodwill impairment testing.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Intangible Assets
Other intangible assets consist of the following:

	April 1, 2017			April 2, 2016
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Re-acquired licensed trademarks	$231.1	$(130.2)	$100.9	$231.3	$(122.2)	$109.1
Customer relationships	252.1	(152.9)	99.2	251.6	(137.6)	114.0
Other	26.9	(14.5)	12.4	27.7	(14.2)	13.5
Total intangible assets subject to amortization	510.1	(297.6)	212.5	510.6	(274.0)	236.6
Intangible assets not subject to amortization:
Trademarks and brands	7.3	N/A	7.3	7.3	N/A	7.3
Total intangible assets	$517.4	$(297.6)	$219.8	$517.9	$(274.0)	$243.9
Amortization
Based on the balance of the Company's intangible assets subject to amortization as of April 1, 2017, the expected amortization expense for each of the next five fiscal years and thereafter is as follows:

Amortization Expense
(millions)
Fiscal 2018	$23.9
Fiscal 2019	23.9
Fiscal 2020	23.2
Fiscal 2021	21.0
Fiscal 2022	17.5
Fiscal 2023 and thereafter	103.0
Total	$212.5
The expected future amortization expense above reflects weighted-average estimated useful lives of 12.5 years for re-acquired licensed trademarks, 7.9 years for customer relationships, and 10.3 years for the Company's finite-lived intangible assets in total.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Other Current and Non-Current Assets
Prepaid expenses and other current assets consist of the following:

	April 1, 2017	April 2, 2016
	(millions)
Other taxes receivable	$127.8	$111.7
Prepaid rent expense	37.4	37.0
Derivative financial instruments	23.0	16.1
Tenant allowances receivable	16.4	12.6
Restricted cash	9.8	16.6
Prepaid samples	5.9	9.4
Prepaid advertising and marketing	4.1	7.2
Other prepaid expenses and current assets	56.0	57.5
Total prepaid expenses and other current assets	$280.4	$268.1
Other non-current assets consist of the following:

	April 1, 2017	April 2, 2016
	(millions)
Restricted cash	$33.7	$29.2
Security deposits	26.5	31.8
Non-current investments	21.4	186.6
Derivative financial instruments	9.6	6.3
Other non-current assets	40.0	42.8
Total other non-current assets	$131.2	$296.7

8.	Other Current and Non-Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	April 1, 2017	April 2, 2016
	(millions)
Accrued operating expenses	$188.0	$186.2
Accrued payroll and benefits	173.5	148.8
Other taxes payable	172.2	138.6
Accrued inventory	154.9	176.2
Restructuring reserve	140.8	40.3
Accrued capital expenditures	45.7	65.2
Dividends payable	40.5	41.4
Deferred income	29.7	50.1
Capital lease obligations	22.6	20.7
Derivative financial instruments	12.3	25.9
Other accrued expenses and current liabilities	2.5	4.8
Total accrued expenses and other current liabilities	$982.7	$898.2

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other non-current liabilities consist of the following:

	April 1, 2017	April 2, 2016
	(millions)
Capital lease obligations	$250.9	$265.7
Deferred rent obligations	211.1	221.7
Deferred tax liabilities	11.8	16.3
Derivative financial instruments	9.4	33.5
Deferred compensation	7.8	8.4
Other non-current liabilities	50.6	48.1
Total other non-current liabilities	$541.6	$593.7

9.	Impairment of Assets
During Fiscal 2017, the Company recorded non-cash impairment charges of $248.6 million to write off certain fixed assets related to its domestic and international stores, shop-within-shops, and corporate offices, as well as its in-house global e-commerce platform which was in development, of which $234.6 million was recorded in connection with the Way Forward Plan (see Note 10) and $14.0 million was recorded in connection with underperforming stores subject to potential future closure. Additionally, as a result of the realignment of its segment reporting structure, the Company recorded a non-cash goodwill impairment charge of $5.2 million during Fiscal 2017 (see Note 13).
During Fiscal 2016, the Company recorded non-cash impairment charges of $48.8 million, primarily to write off certain fixed assets related to its domestic and international retail stores and shop-within-shops, of which $27.2 million was recorded in connection with the Global Reorganization Plan (see Note 10) and $21.6 million was recorded in connection with underperforming stores that were subject to potential future closure.
During Fiscal 2015, the Company recorded non-cash impairment charges of $6.9 million, primarily to write off certain fixed assets related to its domestic and international retail stores.

10.	Restructuring and Other Charges
A description of significant restructuring and other activities and related costs is included below.
Way Forward Plan
On June 2, 2016, the Company's Board of Directors approved a restructuring plan with the objective of delivering sustainable, profitable sales growth and long-term value creation for shareholders (the "Way Forward Plan"). The Company plans to refocus on its core brands and evolve its product, marketing, and shopping experience to increase desirability and relevance. It also intends to evolve its operating model to enable sustainable, profitable sales growth by significantly improving quality of sales, reducing supply chain lead times, improving its sourcing, and executing a disciplined multi-channel distribution and expansion strategy. As part of the Way Forward Plan, the Company plans to rightsize its cost structure and implement a return on investment-driven financial model to free up resources to invest in the brand and drive high-quality sales. The Way Forward Plan includes strengthening the Company's leadership team and creating a more nimble organization by moving from an average of nine to six layers of management. The Way Forward Plan also includes the discontinuance of the Company's Denim & Supply brand and the integration of its denim product offerings into its Polo Ralph Lauren brand. Collectively, these actions resulted in a reduction in workforce and the closure of certain stores and shop-within-shops during Fiscal 2017.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On March 30, 2017, the Company's Board of Directors approved the following additional restructuring-related activities associated with its Way Forward Plan: (i) the restructuring of its in-house global e-commerce platform which was in development and shift to a more cost-effective, flexible e-commerce platform through a new agreement with Salesforce's Commerce Cloud, formerly known as Demandware; (ii) the closure of its Polo store at 711 Fifth Avenue in New York City; and (iii) the further streamlining of the organization and the execution of other key corporate actions in line with the Company's Way Forward Plan. Together, these actions are an important part of the Company's efforts to achieve its stated objective to return to sustainable, profitable growth and invest in the future. These additional restructuring-related activities will result in a further reduction in workforce and the closure of certain corporate office and store locations, and are expected to be substantially completed by the end of Fiscal 2018.
In connection with the Way Forward Plan, the Company currently expects to incur total estimated charges of approximately $770 million, comprised of cash-related restructuring charges of approximately $450 million and non-cash charges of approximately $320 million. Cumulative cash and non-cash charges incurred during Fiscal 2017 were $289.1 million and $277.3 million, respectively. In addition to these charges, the Company also incurred an additional non-cash charge of $155.2 million during Fiscal 2017 associated with the destruction of inventory out of current liquidation channels in line with its Way Forward Plan.
A summary of the charges recorded in connection with the Way Forward Plan during the Fiscal 2017 is as follows:

Fiscal Year Ended
April 1, 2017
(millions)
Cash-related restructuring charges:
Severance and benefits costs	$182.7
Lease termination and store closure costs	87.3
Other cash charges	19.1
Total cash-related restructuring charges	289.1
Non-cash charges:
Impairment of assets (see Note 9)	234.6
Inventory-related charges(a)	197.9
Total non-cash charges	432.5
Total charges	$721.6

(a)
Includes charges of $155.2 million associated with the destruction of inventory out of current liquidation channels during Fiscal 2017. Inventory-related charges are recorded within cost of goods sold in the consolidated statements of operations.

A summary of the activity in the restructuring reserve related to the Way Forward Plan is as follows:

	Severance and Benefits Costs	Lease Termination and Store Closure Costs	Other Cash Charges	Total
	(millions)
Balance at April 2, 2016	$—	$—	$—	$—
Additions charged to expense	182.7	87.3	19.1	289.1
Cash payments charged against reserve	(87.4)	(52.2)	(11.5)	(151.1)
Non-cash adjustments	(1.0)	(0.8)	(1.0)	(2.8)
Balance at April 1, 2017	$94.3	$34.3	$6.6	$135.2

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Global Reorganization Plan
On May 12, 2015, the Company's Board of Directors approved a reorganization and restructuring plan comprised of the following major actions: (i) the reorganization of the Company's operating structure in order to streamline the Company's business processes to better align its cost structure with its long-term growth strategy; (ii) a strategic store and shop-within-shop performance review conducted by region and brand; (iii) a targeted corporate functional area review; and (iv) the consolidation of certain of the Company's luxury lines (collectively, the "Global Reorganization Plan"). Actions associated with the Global Reorganization Plan resulted in a reduction in workforce and the closure of certain stores and shop-within-shops.
A summary of the charges recorded in connection with the Global Reorganization Plan during Fiscal 2017 and Fiscal 2016, as well as the cumulative charges recorded since its inception, is as follows:

	Fiscal Years Ended		Cumulative Charges
	April 1, 2017	April 2, 2016
	(millions)
Cash-related restructuring charges:
Severance and benefits costs	$4.7	$64.4	$69.1
Lease termination and store closure costs	0.2	7.8	8.0
Other cash charges	—	13.8	13.8
Total cash-related restructuring charges	4.9	86.0	90.9
Non-cash charges:
Impairment of assets (see Note 9)	—	27.2	27.2
Accelerated stock-based compensation expense(a)	—	8.9	8.9
Inventory-related charges(b)	—	20.4	20.4
Total non-cash charges	—	56.5	56.5
Total charges	$4.9	$142.5	$147.4

(a)
Accelerated stock-based compensation expense, which is recorded within restructuring and other charges in the consolidated statements of operations, was recorded in connection with vesting provisions associated with certain separation agreements.

(b)	Inventory-related charges are recorded within cost of goods sold in the consolidated statements of operations.
Actions associated with the Global Reorganization Plan are now complete and no additional charges are expected to be incurred in relation to this plan.
A summary of current period activity in the restructuring reserve related to the Global Reorganization Plan is as follows:

	Severance and Benefits Costs	Lease Termination and Store Closure Costs	Other Cash Charges	Total
	(millions)
Balance at March 28, 2015	$—	$—	$—	$—
Additions charged to expense	64.4	7.8	13.8	86.0
Cash payments charged against reserve	(33.2)	(2.5)	(10.7)	(46.4)
Non-cash adjustments	—	0.7	—	0.7
Balance at April 2, 2016	31.2	6.0	3.1	40.3
Additions charged to expense	4.7	0.2	—	4.9
Cash payments charged against reserve	(27.3)	(2.8)	(2.9)	(33.0)
Balance at April 1, 2017	$8.6	$3.4	$0.2	$12.2

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Restructuring Plans
During Fiscal 2015, the Company recorded restructuring charges of $10.1 million, primarily related to severance and benefits costs associated with certain of its retail and wholesale businesses and corporate operations. As of March 28, 2015, the related aggregate remaining restructuring liability was $5.0 million. As of both April 1, 2017 and April 2, 2016, the related aggregate remaining restructuring liability was not material.
Other Charges
Consistent with the Company's announcement on February 2, 2017, Mr. Stefan Larsson departed as the Company's President and Chief Executive Officer and as a member of its Board of Directors, effective as of May 1, 2017. In connection with Mr. Larsson's departure, the Company and Mr. Larsson entered into an employment separation agreement and release (the "Larsson Agreement"), pursuant to which Mr. Larsson will receive severance-related payments of $10.0 million, to be paid over two years. He will also receive his bonus under the Company's Executive Officer Annual Incentive Plan ("EOAIP") for the Company's Fiscal 2017, as well as a pro-rated EOAIP bonus for Fiscal 2018 through May 1, 2017, each based on the Company's actual performance during the related fiscal year. The Fiscal 2017 and Fiscal 2018 EOAIP bonuses will be paid on the dates that bonuses under the EOAIP are paid to the Company's eligible employees. Mr. Larsson also vested in all time-based equity awards as of the date of termination and will vest in all performance-based equity awards based on the Company's actual performance on the dates those awards were scheduled to vest without regard to his continued employment. He was required to provide the Company with transition services and must comply with confidentiality, non-competition, non-disparagement, and non-solicitation restrictive covenants. Mr. Larsson has also agreed to a release of claims against the Company.
In connection with Mr. Larsson's departure, the Company recorded other charges of $11.4 million during Fiscal 2017, inclusive of accelerated stock-based compensation expense of $4.3 million, and expects to incur additional charges of approximately $6 million during Fiscal 2018.
The Company also recorded other charges of $13.2 million during Fiscal 2017 related to the anticipated settlement of certain non-income tax issues.
During Fiscal 2016, the Company recorded other charges of $34.1 million related to its pending customs audit (see Note 15) and $13.6 million primarily related to the settlement of certain litigation claims.

11.	Income Taxes
Taxes on Income (Loss)
Domestic and foreign pretax income (loss) are as follows:

	Fiscal Years Ended
	April 1, 2017	April 2, 2016	March 28, 2015
	(millions)
Domestic	$(155.3)	$274.8	$620.5
Foreign	50.4	277.0	366.9
Total income (loss) before income taxes	$(104.9)	$551.8	$987.4

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Benefits (provisions) for current and deferred income taxes are as follows:

	Fiscal Years Ended
	April 1, 2017	April 2, 2016	March 28, 2015
	(millions)
Current:
Federal(a)	$29.1	$(87.9)	$(161.2)
State and local(a)	2.3	3.2	(35.1)
Foreign	(64.7)	(78.6)	(78.4)
	(33.3)	(163.3)	(274.7)
Deferred:
Federal	25.1	4.6	(21.5)
State and local	2.9	1.4	(2.6)
Foreign	10.9	1.9	13.6
	38.9	7.9	(10.5)
Total income tax benefit (provision)	$5.6	$(155.4)	$(285.2)

(a)
Excludes federal, state, and local tax provisions of $17.3 million in Fiscal 2017 and federal, state, and local tax benefits of $10.2 million and $7.7 million in Fiscal 2016 and Fiscal 2015, respectively, resulting from stock-based compensation arrangements. Such amounts were recorded within equity.

Tax Rate Reconciliation
The differences between income taxes expected at the U.S. federal statutory income tax rate of 35% and income taxes provided are as set forth below:

	Fiscal Years Ended
	April 1, 2017	April 2, 2016	March 28, 2015
	(millions)
Benefit (provision) for income taxes at the U.S. federal statutory rate	$36.7	$(193.2)	$(345.6)
Change due to:
State and local income taxes, net of federal benefit	2.7	(10.9)	(20.9)
Foreign income taxed at different rates, net of U.S. foreign tax credits	(25.4)	33.6	96.1
Unrecognized tax benefits and settlements of tax examinations	0.5	12.7	(11.5)
Changes in valuation allowance on deferred tax assets	(7.3)	—	—
Other	(1.6)	2.4	(3.3)
Total income tax benefit (provision)	$5.6	$(155.4)	$(285.2)
Effective tax rate(a)	5.3%	28.2%	28.9%

(a)	Effective tax rate is calculated by dividing the income tax benefit (provision) by income (loss) before income taxes.
The Company's Fiscal 2017 effective tax rate is lower than the statutory rate primarily due to the tax impact of earnings in foreign jurisdictions, valuation allowances and adjustments recorded on deferred tax assets, income tax reserves largely associated with an income tax settlement and certain income tax audits, partially offset by the reversal of an income tax reserve resulting from a change in tax law that impacted an interest assessment on a prior year withholding tax. The Company's Fiscal 2016 and Fiscal 2015 effective tax rates were lower than the statutory tax rate primarily due to the tax impact of earnings in foreign jurisdictions. The Fiscal 2016 effective tax rate was also favorably impacted by a change to the assessment period associated with certain tax liabilities, partially offset by the reversal of certain deferred tax assets that were determined to not be realizable. In addition, the

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company's effective tax rate during Fiscal 2015 was favorably impacted by income tax benefits resulting from the legal entity restructuring of certain of the Company's foreign operations.
During the second quarter of Fiscal 2016, the Company concluded, with the assistance of a third-party consultant, that based on recent audit settlements and taxpayer audit trends, the assessment period associated with certain tax liabilities established under ASC Topic 740, "Income Taxes," should be reduced. This change is considered a change in estimate for accounting purposes and the related impact was recorded during the second quarter of Fiscal 2016. This change lowered the Company's provision for income taxes by $7.7 million, including interest and penalties, and net of deferred tax asset reversals, and increased basic and diluted earnings per share by $0.09 for Fiscal 2016.
Deferred Taxes
Significant components of the Company's net deferred tax assets (liabilities) are as follows:

	April 1, 2017	April 2, 2016
	(millions)
Goodwill and other intangible assets	$(217.1)	$(217.0)
Property and equipment	(61.6)	(89.4)
Cumulative translation adjustment and hedges	(10.8)	7.6
Deferred compensation	141.6	126.2
Lease obligations	80.7	87.9
Receivable allowances and reserves	65.8	66.1
Net operating loss carryforwards	64.1	21.4
Inventory basis difference	21.8	29.5
Unrecognized tax benefits	16.0	20.9
Deferred rent	14.3	17.4
Accrued expenses	9.8	8.8
Deferred income	9.0	15.2
Excess foreign tax credits	7.9	—
Transfer pricing	5.6	5.9
Other	5.1	11.9
Valuation allowance	(38.1)	(10.0)
Net deferred tax assets (liabilities)(a)	$114.1	$102.4

(a)
The net deferred tax balances as of April 1, 2017 and April 2, 2016 were comprised of non-current deferred tax assets of $125.9 million and $118.7 million, respectively, recorded within deferred tax assets, and non-current deferred tax liabilities of $11.8 million and $16.3 million, respectively, recorded within other non-current liabilities in the consolidated balance sheets.

The Company has available state and foreign net operating loss carryforwards of $3.4 million and $156.6 million, respectively, for tax purposes to offset future taxable income. The net operating loss carryforwards expire beginning in Fiscal 2018.
The Company also has available state and foreign net operating loss carryforwards of $38.9 million and $202.3 million, respectively, for which no net deferred tax asset has been recognized. A full valuation allowance has been recorded against these carryforwards since management does not believe that the Company will more likely than not be able to utilize these carryforwards to offset future taxable income. Subsequent recognition of these deferred tax assets would result in an income tax benefit in the year of such recognition. The valuation allowance relating to state net operating loss carryforwards remained consistent with the prior year. The valuation allowance relating to foreign net operating loss carryforwards increased by $185.7 million mainly as a result of additional net operating losses in certain jurisdictions where management does not believe that the Company will more likely than not be able to utilize these carryforwards in the future.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Provision has not been made for U.S. or additional foreign taxes on $2.298 billion of undistributed earnings of foreign subsidiaries. Those historical earnings have been and are expected to continue to be permanently reinvested. These earnings could become subject to tax if they were remitted as dividends, if foreign earnings were lent to RLC, a subsidiary or a U.S. affiliate of RLC, or if the stock of the subsidiaries were sold. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable. Management believes that the amount of the additional taxes that might be payable on the earnings of foreign subsidiaries, if remitted, would be partially offset by U.S. foreign tax credits.
Uncertain Income Tax Benefits
Fiscal 2017, Fiscal 2016, and Fiscal 2015 Activity
Reconciliations of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for Fiscal 2017, Fiscal 2016, and Fiscal 2015 are presented below:

	Fiscal Years Ended
	April 1, 2017	April 2, 2016	March 28, 2015
	(millions)
Unrecognized tax benefits beginning balance	$49.7	$68.0	$82.6
Additions related to current period tax positions	5.3	5.0	4.7
Additions related to prior period tax positions	15.3	6.9	10.0
Reductions related to prior period tax positions	(3.4)	(11.3)	(1.1)
Reductions related to expiration of statutes of limitations	(4.1)	(7.2)	(0.7)
Reductions related to settlements with taxing authorities	(12.0)	(12.0)	(25.0)	(a)
Additions (reductions) related to foreign currency translation	(0.9)	0.3	(2.5)
Unrecognized tax benefits ending balance	$49.9	$49.7	$68.0

(a)	Includes a $20.0 million decline in unrecognized tax benefits as a result of the Company's tax settlement agreement reached in Fiscal 2015 for the taxable years ended April 2, 2011 and April 3, 2012.
The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. Reconciliations of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits for Fiscal 2017, Fiscal 2016, and Fiscal 2015 are presented below:

	Fiscal Years Ended
	April 1, 2017		April 2, 2016	March 28, 2015
	(millions)
Accrued interest and penalties beginning balance	$30.9		$47.6	$49.7
Net additions charged to expense	2.3		4.0	6.3
Reductions related to prior period tax positions	(18.3)	(a)	(15.4)	(1.3)
Reductions related to settlements with taxing authorities	(0.8)		(5.3)	(5.3)
Additions (reductions) related to foreign currency translation	(1.3)		—	(1.8)
Accrued interest and penalties ending balance	$12.8		$30.9	$47.6

(a)	Includes a $15.9 million reversal of an income tax reserve resulting from a change in tax law that impacted an interest assessment on a prior year withholding tax.
The total amount of unrecognized tax benefits, including interest and penalties, was $62.7 million and $80.6 million as of April 1, 2017 and April 2, 2016, respectively, and is included within the non-current liability for unrecognized tax benefits in the consolidated balance sheets. The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $46.7 million and $59.6 million as of April 1, 2017 and April 2, 2016, respectively.

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

12.	Debt
Debt consists of the following:

	April 1, 2017	April 2, 2016
	(millions)
$300 million 2.125% Senior Notes(a)	$298.1	$300.8
$300 million 2.625% Senior Notes(b)	290.1	296.2
Commercial paper notes	—	90.0
Borrowings outstanding under credit facilities	—	26.1
Total debt	588.2	713.1
Less: short-term debt	—	116.1
Total long-term debt	$588.2	$597.0

(a)
During Fiscal 2016, the Company entered into an interest rate swap contract which it designated as a hedge against changes in the fair value of its fixed-rate 2.125% Senior Notes (see Note 14). Accordingly, the carrying value of the 2.125% Senior Notes as of April 1, 2017 and April 2, 2016 reflects an adjustment of $1.2 million and $2.0 million, respectively, for the change in fair value attributable to the benchmark interest rate. The carrying value of the 2.125% Senior Notes is also net of unamortized debt issuance costs and discount of $0.7 million and $1.2 million as of April 1, 2017 and April 2, 2016, respectively.

(b)
During Fiscal 2016, the Company entered into an interest rate swap contract which it designated as a hedge against changes in the fair value of its fixed-rate 2.625% Senior Notes (see Note 14). Accordingly, the carrying value of the 2.625% Senior Notes as of April 1, 2017 and April 2, 2016 reflects an adjustment of $8.2 million and $1.5 million, respectively, for the change in fair value attributable to the benchmark interest rate. The carrying value of the 2.625% Senior Notes is also net of unamortized debt issuance costs and discount of $1.7 million and $2.3 million as of April 1, 2017 and April 2, 2016, respectively.

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility, as defined below. Accordingly, the Company does not expect combined borrowings outstanding under the Commercial Paper Program and Global Credit Facility to exceed $500 million. Commercial Paper Program borrowings may be used to support the Company's general working capital and corporate needs. Maturities of commercial paper notes vary, but cannot exceed 397 days from the date of issuance. Commercial paper notes issued under the Commercial Paper Program rank equally with the Company's other forms of unsecured indebtedness. As of April 1, 2017, there were no borrowings outstanding under the Commercial Paper Program.
Revolving Credit Facilities
Global Credit Facility
In February 2015, the Company entered into an amended and restated credit facility (which was further amended in March 2016) that provides for a $500 million senior unsecured revolving line of credit through February 11, 2020 (the "Global Credit Facility") under terms and conditions substantially similar to those previously in effect. The Global Credit Facility is also used to support the issuance of letters of credit and the maintenance of the Commercial Paper Program. Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and other currencies, including Euros, Hong Kong Dollars, and Japanese Yen. The Company has the ability to expand its borrowing availability under the Global Credit Facility to $750 million, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. As of April 1, 2017, there were no borrowings outstanding under the Global Credit Facility and the Company was contingently liable for $8.4 million of outstanding letters of credit.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Global Credit Facility contains a number of covenants that, among other things, restrict the Company's ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make certain investments. The Global Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the "leverage ratio") of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus four times consolidated rent expense for the four most recent consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, (iv) consolidated rent expense, (v) restructuring and other non-recurring expenses, and (vi) acquisition-related costs. As of April 1, 2017, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company's Global Credit Facility.
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
Pan-Asia Credit Facilities
Certain of the Company's subsidiaries in Asia have uncommitted credit facilities with regional branches of JPMorgan Chase (the "Banks") in China and South Korea (the "Pan-Asia Credit Facilities"). These credit facilities are subject to annual renewal and may be used to fund general working capital and corporate needs of the Company's operations in the respective countries. Borrowings under the Pan-Asia Credit Facilities are guaranteed by the parent company and are granted at the sole discretion of the Banks, subject to availability of the Banks' funds and satisfaction of certain regulatory requirements. The Pan-Asia Credit Facilities do not contain any financial covenants. The Company's Pan-Asia Credit Facilities by country are as follows:

•
China Credit Facility — provided Ralph Lauren Trading (Shanghai) Co., Ltd. with a revolving line of credit of up to 100 million Chinese Renminbi (approximately $15 million) through April 6, 2017. During the first quarter of Fiscal 2018, the Company renewed the China Credit Facility through April 5, 2018, with a borrowing capacity of up to 50 million Chinese Renminbi (approximately $7 million), which may also be used to support bank guarantees.

•	South Korea Credit Facility — provides Ralph Lauren (Korea) Ltd. with a revolving line of credit of up to 47 billion South Korean Won (approximately $42 million) through October 31, 2017.
During Fiscal 2017, the Company repaid $26.1 million in borrowings that were previously outstanding under the Pan-Asia Credit Facilities. As of April 1, 2017, there were no borrowings outstanding under the Pan-Asia Credit Facilities.

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
The following table summarizes the Company's financial assets and liabilities that are measured and recorded at fair value on a recurring basis, excluding accrued interest components:

	April 1, 2017	April 2, 2016
	(millions)
Financial assets recorded at fair value:
Corporate bonds — non-U.S.(a)	$—	$8.0
Derivative financial instruments(b)	32.6	22.4
Total	$32.6	$30.4
Financial liabilities recorded at fair value:
Derivative financial instruments(b)	$21.7	$59.4
Total	$21.7	$59.4

(a)	Based on Level 1 measurements.

(b)	Based on Level 2 measurements.
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
The Company's debt instruments are recorded at their carrying values in its consolidated balance sheets, which may differ from their respective fair values. The fair values of the Senior Notes are estimated based on external pricing data, including available quoted market prices, and with reference to comparable debt instruments with similar interest rates, credit ratings, and trading frequency, among other factors. The fair values of the Company's commercial paper notes and borrowings outstanding under its credit facilities are estimated using external pricing data, based on interest rates and credit ratings for similar issuances with the same remaining term as the Company's outstanding borrowings. Due to their short-term nature, the fair values of the Company's commercial paper notes and borrowings outstanding under its credit facilities at April 2, 2016 approximated their carrying values.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the carrying values and the estimated fair values of the Company's debt instruments:

	April 1, 2017			April 2, 2016
	Carrying Value		Fair Value(a)	Carrying Value		Fair Value(a)
	(millions)
$300 million 2.125% Senior Notes	$298.1	(b)	$302.2	$300.8	(b)	$306.0
$300 million 2.625% Senior Notes	290.1	(b)	302.8	296.2	(b)	308.3
Commercial paper notes	—		—	90.0		90.0
Borrowings outstanding under credit facilities	—		—	26.1		26.1

(a)	Based on Level 2 measurements.

(b)	See Note 12 for discussion of the carrying values of the Company's Senior Notes.
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
During Fiscal 2017, Fiscal 2016, and Fiscal 2015, the Company recorded non-cash impairment charges of $248.6 million, $48.8 million, and $6.9 million, respectively, to fully write off the carrying values of certain long-lived assets based upon their assumed fair values of zero. The fair values of these assets were determined based on Level 3 measurements. Inputs to these fair value measurements included estimates of the amount and timing of the assets' net future discounted cash flows based on historical experience, current trends, and market conditions. See Note 9 for further discussion of the non-cash impairment charges recorded by the Company during the fiscal years presented.
In Fiscal 2017, the Company performed its annual goodwill impairment assessment as of the beginning of the second quarter of the fiscal year using a qualitative approach. In performing the assessment, the Company identified and considered the significance of relevant key factors, events, and circumstances that affected the fair values and/or carrying amounts of its reporting units. These factors included external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as the Company's actual and planned financial performance. Additionally, the results of the Company's most recent quantitative goodwill impairment test indicated that the fair values of its reporting units significantly exceeded their respective carrying values. Based on the results of its qualitative goodwill impairment assessment, the Company concluded that it is not more likely than not that the fair values of its reporting units are less than their respective carrying values, and there were no reporting units at risk of impairment. No goodwill impairment charges were recorded during any of the three fiscal years presented in connection with the Company's annual goodwill impairment assessments.
Subsequent to the Company's Fiscal 2017 annual goodwill impairment assessment, the Company realigned its segment reporting structure during the fourth quarter of Fiscal 2017 as a result of significant organizational changes implemented in connection with the Way Forward Plan (see Note 20). As a result of the realignment of its segment reporting structure, the Company reallocated the carrying amount of goodwill to its new reporting units based upon each reporting unit's relative fair value as of the first day of the Company's fourth quarter of Fiscal 2017. In connection with this reallocation, the Company performed an interim assessment of the recoverability of goodwill assigned to its new reporting units using a quantitative approach. The estimated fair values of the Company's new reporting units were determined using discounted cash flows and market comparisons. Based on the results of the quantitative impairment assessment performed, the Company concluded that the fair value of one of its new reporting units was less than its carrying value. As a result, a goodwill impairment charge of $5.2 million was recorded to fully write off the carrying value of the reporting unit's reallocated goodwill. The fair values of the remaining new reporting units significantly exceeded their respective carrying values and were not at risk of impairment.

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
The following table summarizes the Company's outstanding derivative instruments on a gross basis as recorded in its consolidated balance sheets as of April 1, 2017 and April 2, 2016:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	April 1, 2017	April 2, 2016	April 1, 2017		April 2, 2016		April 1, 2017		April 2, 2016
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Cash flow hedges	$533.2	$741.6	PP	$17.7	PP	$1.1	AE	$3.7	(d)	$22.9
IRS — Fixed-rate debt	600.0	600.0		—	ONCA	2.0	ONCL	9.4	ONCL	1.5
CCS — NI	591.2	630.3	ONCA	9.6	—	—		—	ONCL	31.5
Total Designated Hedges	$1,724.4	$1,971.9		$27.3		$3.1		$13.1		$55.9
Undesignated Hedges:
FC — Undesignated hedges(c)	$375.1	$540.8	PP	$5.3	(e)	$19.3	AE	$8.6	AE	$3.5
Total Hedges	$2,099.5	$2,512.7		$32.6		$22.4		$21.7		$59.4

(a)	FC = Forward foreign currency exchange contracts; IRS = Interest rate swap contracts; CCS = Cross-currency swap contracts; NI = Net investment hedges.

(b)	PP = Prepaid expenses and other current assets; AE = Accrued expenses and other current liabilities; ONCA = Other non-current assets; ONCL = Other non-current liabilities.

(c)	Primarily includes undesignated hedges of foreign currency-denominated intercompany loans and other intercompany balances.

(d)	$22.4 million included within accrued expenses and other current liabilities and $0.5 million included within other non-current liabilities.

(e)	$15.0 million included within prepaid expenses and other current assets and $4.3 million included within other non-current assets.
The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheets on a gross basis, even when they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its derivative instruments on a net basis in accordance with the terms of each of its master netting arrangements, spread across eight separate counterparties, the amounts presented in the consolidated balance sheets as of April 1, 2017 and April 2, 2016 would be adjusted from the current gross presentation as detailed in the following table:

	April 1, 2017			April 2, 2016
Derivative Instrument	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount
	(millions)
Derivative assets	$32.6	$(18.3)	$14.3	$22.4	$(11.3)	$11.1
Derivative liabilities	21.7	(18.3)	3.4	59.4	(11.3)	48.1

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following tables summarize the pretax impact of the effective portion of gains and losses from the Company's designated derivative instruments on its consolidated financial statements for the fiscal years presented:

	Gains (Losses) Recognized in OCI
	Fiscal Years Ended
Derivative Instrument	April 1, 2017	April 2, 2016	March 28, 2015
	(millions)
Designated Hedges:
FC — Cash flow hedges	$30.4	$(20.5)	$68.2
CCS — NI(a)	37.7	(28.4)	—
Total Designated Hedges	$68.1	$(48.9)	$68.2

	Gains (Losses) Reclassified from AOCI to Earnings			Location of Gains (Losses) Reclassified from AOCI to Earnings
	Fiscal Years Ended
Derivative Instrument	April 1, 2017	April 2, 2016	March 28, 2015
	(millions)
Designated Hedges:
FC — Cash flow hedges	$0.5	$43.7	$3.0	Cost of goods sold
FC — Cash flow hedges	0.5	(4.7)	14.4	Foreign currency gains (losses)
Total Designated Hedges	$1.0	$39.0	$17.4

(a)	Amounts recognized in OCI would be recognized in earnings only upon the sale or liquidation of the hedged net investment.
As of April 1, 2017, it is estimated that $16.0 million of pretax net gains on both outstanding and matured derivative instruments deferred in AOCI will be recognized in earnings over the next twelve months. The amounts ultimately recognized in earnings will depend on exchange rates in effect when outstanding derivative instruments are settled. No material gains or losses relating to ineffective cash flow hedges were recognized during any of the fiscal years presented.
The following table summarizes the pretax impact of gains and losses from the Company's undesignated derivative instruments on its consolidated financial statements for the fiscal years presented:

	Gains (Losses) Recognized in Earnings			Location of Gains (Losses) Recognized in Earnings
	Fiscal Years Ended
Derivative Instrument	April 1, 2017	April 2, 2016	March 28, 2015
	(millions)
Undesignated Hedges:
FC — Undesignated hedges	$(3.6)	$(6.6)	$18.1	Foreign currency gains (losses)
Total Undesignated Hedges	$(3.6)	$(6.6)	$18.1

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Risk Management Strategies
Forward Foreign Currency Exchange Contracts
The Company uses forward foreign currency exchange contracts to reduce its risk related to exchange rate fluctuations on inventory transactions made in an entity's non-functional currency, intercompany royalty payments made by certain of its international operations, and the settlement of foreign currency-denominated balances. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily to changes in the value of the Euro, the Japanese Yen, the South Korean Won, the Australian Dollar, the Canadian Dollar, the British Pound Sterling, and the Hong Kong Dollar, the Company hedges a portion of its foreign currency exposures anticipated over a two-year period. In doing so, the Company uses forward foreign currency exchange contracts that generally have maturities of two months to two years to provide continuing coverage throughout the hedging period of the respective exposure.
Interest Rate Swap Contracts
During Fiscal 2016, the Company entered into two pay-floating rate, receive-fixed rate interest rate swap contracts which it designated as hedges against changes in the respective fair values of its fixed-rate 2.125% Senior Notes and its fixed-rate 2.625% Senior Notes attributed to changes in the benchmark interest rate (the "Interest Rate Swaps"). The Interest Rate Swaps, which mature on September 26, 2018 and August 18, 2020, respectively, both have notional amounts of $300 million and swap the fixed interest rates on the Company's 2.125% Senior Notes and 2.625% Senior Notes for variable interest rates based on the 3-month LIBOR plus a fixed spread. Changes in the fair values of the Interest Rate Swaps were offset by changes in the fair values of the 2.125% Senior Notes and 2.625% Senior Notes attributed to changes in the benchmark interest rate, with no resulting ineffectiveness recognized in earnings during Fiscal 2017 or Fiscal 2016.
Cross-Currency Swap Contracts
During Fiscal 2016, the Company entered into two pay-floating rate, receive-floating rate cross-currency swap contracts, with notional amounts of €280 million and €274 million, which it designated as hedges of its net investment in certain of its European subsidiaries (the "Cross-Currency Swaps"). The Cross-Currency Swaps, which mature on September 26, 2018 and August 18, 2020, respectively, swap the U.S. Dollar-denominated variable interest rate payments based on 3-month LIBOR plus a fixed spread (as paid under the Interest Rate Swaps described above) for Euro-denominated variable interest rate payments based on the 3-month Euro Interbank Offered Rate plus a fixed spread. As a result, the Cross-Currency Swaps, in conjunction with the Interest Rate Swaps, economically convert the Company's $300 million fixed-rate 2.125% and $300 million fixed-rate 2.625% obligations to €280 million and €274 million floating-rate Euro-denominated liabilities, respectively. No material gains or losses related to the ineffective portion, or the amount excluded from effectiveness testing, were recognized in interest expense within the consolidated statements of operations during Fiscal 2017 or Fiscal 2016.
See Note 3 for further discussion of the Company's accounting policies relating to its derivative financial instruments.
Investments
As of April 1, 2017, the Company's short-term investments consisted of $684.7 million of time deposits, and its non-current investments consisted of $21.4 million of time deposits. As of April 2, 2016, the Company's short-term investments consisted of $621.4 million of time deposits and $8.0 million of non-U.S. corporate bonds, and its non-current investments consisted of $186.6 million of time deposits.
No significant realized or unrealized gains or losses on available-for-sale investments or other-than-temporary impairment charges were recorded in any of the fiscal years presented.
See Note 3 for further discussion of the Company's accounting policies relating to its investments.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Commitments and Contingencies
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
Operating Leases
The Company is typically required to make minimum rental payments, and often contingent rental payments, under its operating leases. Many of the Company's retail store leases provide for contingent rental payments based upon sales, and certain rental agreements require payment based solely on a percentage of sales. Terms of the Company's leases generally contain renewal options, rent escalation clauses, and landlord incentives. Rent expense, net of sublease income, was $460.5 million, $472.4 million, and $465.9 million in Fiscal 2017, Fiscal 2016, and Fiscal 2015, respectively. Such amounts include contingent rental charges of $164.0 million, $163.4 million, and $172.2 million in Fiscal 2017, Fiscal 2016, and Fiscal 2015, respectively. In addition to such amounts, the Company is normally required to pay taxes, insurance, and certain occupancy costs relating to the leased real estate properties.
As of April 1, 2017, future minimum rental payments under noncancelable operating leases with lease terms in excess of one year were as follows:

Minimum Operating Lease Payments(a)(b)
(millions)
Fiscal 2018	$318.1
Fiscal 2019	311.2
Fiscal 2020	284.9
Fiscal 2021	232.2
Fiscal 2022	189.2
Fiscal 2023 and thereafter	533.4
Total net minimum rental payments	$1,869.0

(a)	Net of sublease income, which is not significant in any period.

(b)
Includes a $49.5 million operating lease obligation related to the land portion of the build-to-suit lease agreement for the Company's former Polo store on Fifth Avenue in New York City, as further described below.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capital Leases
Assets under capital leases, including build-to-suit leases, amounted to $264.9 million and $278.4 million at the end of Fiscal 2017 and Fiscal 2016, respectively, net of accumulated depreciation of $77.6 million and $52.9 million, respectively. Such assets are classified within property and equipment, net in the consolidated balance sheets based on their nature.
As of April 1, 2017, future minimum rental payments under noncancelable capital leases, including build-to-suit leases, with lease terms in excess of one year were as follows:

Minimum Capital Lease Payments(a)(b)
(millions)
Fiscal 2018	$29.8
Fiscal 2019	28.3
Fiscal 2020	30.5
Fiscal 2021	28.3
Fiscal 2022	24.9
Fiscal 2023 and thereafter	81.2
Total net minimum rental payments	223.0
Less: amount representing interest	(49.5)
Present value of net minimum rental payments	$173.5

(a)	Net of sublease income, which is not significant in any period.

(b)
Includes lease payments related to the Company's build-to-suit lease agreement for its former Polo store on Fifth Avenue in New York City, which was closed during the first quarter of Fiscal 2018. The total remaining commitment related to this lease was $160.2 million as of April 1, 2017, comprised of a $49.5 million operating lease obligation related to the land portion of the lease (included in the minimum operating lease payments table above) and a $110.7 million obligation related to the building portion of the lease (included in this minimum capital lease payments table).

Employee Agreements
The Company has employment agreements with certain executives in the normal course of business which provide for compensation and certain other benefits. These agreements also provide for severance payments under certain circumstances.
Other Commitments
Other off-balance sheet firm commitments amounted to $854.8 million as of April 1, 2017, including inventory purchase commitments of $674.8 million, outstanding letters of credit of $9.7 million, interest payments related to the Company's Senior Notes of $37.1 million, and other commitments of $133.2 million, comprised of the Company's legally-binding obligations under sponsorship, licensing, and other marketing and advertising agreements, distribution-related agreements, information technology-related service agreements, and pension-related obligations.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In October 2014, the Company filed an appeal of the pre-assessment notice in accordance with the standard procedures established by the relevant customs authorities. In response to the filing of the Company's appeal of the pre-assessment notice, the review committee instructed the customs officials to reconsider their assertion of the alternative duty method and conduct a re-audit to evaluate the facts and circumstances noted in the pre-assessment notice. In December 2015, the Company received the results of the re-audit conducted and a customs audit assessment notice in the amount of $34.1 million, which the Company recorded within restructuring and other charges in its consolidated statements of operations during the third quarter of Fiscal 2016 (see Note 10). Although the Company disagrees with the assessment notice, in order to secure the Company's rights, the Company was required to pay the assessment amount and then subsequently file an appeal with the customs authorities. The Company continues to maintain its original filing position and will vigorously contest any other proposed methodology asserted by the customs officials. Should the Company be successful in its merits, a full refund for the amounts paid plus interest will be required to be paid by the customs authorities. If the Company is unsuccessful in its current appeal with the customs authorities, it may further appeal this decision within the courts. At this time, while the Company believes that the customs officials' claims are not meritorious and that the Company should prevail, the outcome of the appeals process is subject to risk and uncertainty.
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

16.	Equity
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
A summary of the Company's repurchases of Class A common stock under its common stock repurchase program, including the ASR Program, is as follows:

	Fiscal Years Ended
	April 1, 2017	April 2, 2016	March 28, 2015
	(in millions)
Cost of shares repurchased	$200.0	$479.9	$499.9
Number of shares repurchased	2.2	4.2	3.2
As of April 1, 2017, the remaining availability under the Company's Class A common stock repurchase program was approximately $100 million, reflecting the May 11, 2016 approval by the Company's Board of Directors to expand the program by up to an additional $200 million of Class A common stock repurchases. Repurchases of shares of Class A common stock are subject to overall business and market conditions.
In addition, during each of Fiscal 2017, Fiscal 2016, and Fiscal 2015, 0.2 million shares of Class A common stock at a cost of $15.2 million, $20.5 million, and $31.7 million, respectively, were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company's 1997 Long-Term Stock Incentive Plan, as amended (the "1997 Incentive Plan"), and its Amended and Restated 2010 Long-Term Stock Incentive Plan (the "2010 Incentive Plan").
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.
Dividends
Since 2003, the Company has maintained a regular quarterly cash dividend program on its common stock. On February 3, 2015, the Company's Board of Directors approved an increase to the Company's quarterly cash dividend on its common stock from $0.45 per share to $0.50 per share. Dividends paid amounted to $164.8 million, $170.3 million, and $158.2 million in Fiscal 2017, Fiscal 2016, and Fiscal 2015, respectively.
Conversion of Stock-based Compensation Awards
During Fiscal 2015, in connection with employment agreements with certain of its executive officers, the Company converted certain fully-vested and expensed stock-based compensation awards to a cash contribution into a deferred compensation account. The Company recorded the excess of these awards' then current redemption values over their original grant-date fair values to retained earnings, with a corresponding increase to other non-current liabilities in the consolidated balance sheet.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Accumulated Other Comprehensive Income (Loss)
The following table presents OCI activity, net of tax, which is accumulated in equity:

	Foreign Currency Translation Gains (Losses)(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges(b)	Net Unrealized Gains (Losses) on Defined Benefit Plans(c)	Total Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at March 29, 2014	$124.5	$(4.3)	$(7.0)	$113.2
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(318.5)	62.4	(8.2)	(264.3)
Amounts reclassified from AOCI to earnings	—	(14.9)	0.4	(14.5)
Other comprehensive income (loss), net of tax	(318.5)	47.5	(7.8)	(278.8)
Balance at March 28, 2015	(194.0)	43.2	(14.8)	(165.6)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	36.4	(18.8)	1.4	19.0
Amounts reclassified from AOCI to earnings	—	(36.4)	1.5	(34.9)
Other comprehensive income (loss), net of tax	36.4	(55.2)	2.9	(15.9)
Balance at April 2, 2016	(157.6)	(12.0)	(11.9)	(181.5)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(48.6)	28.2	1.8	(18.6)
Amounts reclassified from AOCI to earnings	—	(1.6)	3.3	1.7
Other comprehensive income (loss), net of tax	(48.6)	26.6	5.1	(16.9)
Balance at April 1, 2017	$(206.2)	$14.6	$(6.8)	$(198.4)

(a)
OCI before reclassifications to earnings related to foreign currency translation gains (losses) includes an income tax provision of $15.0 million for Fiscal 2017, and includes income tax benefits of $10.7 million and $4.5 million for Fiscal 2016 and Fiscal 2015, respectively. OCI before reclassifications to earnings for Fiscal 2017 and Fiscal 2016 include a gain of $23.4 million (net of a $14.3 million income tax provision) and a loss of $17.4 million (net of an $11.0 million income tax benefit), respectively, related to the effective portion of changes in the fair values of the Cross-Currency Swaps designated as hedges of the Company's net investment in certain of its European subsidiaries (see Note 14).

(b)
OCI before reclassifications to earnings related to net unrealized gains (losses) on cash flow hedges is net of income tax provisions of $2.2 million and $5.8 million for Fiscal 2017 and Fiscal 2015, respectively, and is net of an income tax benefit of $1.7 million for Fiscal 2016. The tax effects on amounts reclassified from AOCI to earnings are presented in a table below.

(c)
OCI before reclassifications to earnings related to net unrealized gains (losses) on defined benefit plans is net of an income tax benefit of $0.9 million for Fiscal 2015. The tax effects for both Fiscal 2017 and Fiscal 2016 were not material. The tax effects on amounts reclassified from AOCI to earnings were not material for any period presented.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents reclassifications from AOCI to earnings for cash flow hedges, by component:

	Fiscal Years Ended
	April 1, 2017	April 2, 2016	March 28, 2015	Location of Gains (Losses) Reclassified from AOCI to Earnings
	(millions)
Gains (losses) on cash flow hedges(a):
FC — Cash flow hedges	$0.5	$43.7	$3.0	Cost of goods sold
FC — Cash flow hedges	0.5	(4.7)	14.4	Foreign currency gains (losses)
Tax effect	0.6	(2.6)	(2.5)	Income tax benefit (provision)
Net of tax	$1.6	$36.4	$14.9

(a)	FC = Forward foreign currency exchange contracts.

18.	Stock-based Compensation
Long-term Stock Incentive Plans
The Company's stock-based compensation awards are currently issued under the 2010 Incentive Plan, which was approved by its stockholders on August 5, 2010. However, any prior awards granted under the 1997 Incentive Plan remain subject to the terms of that plan. Any awards that expire, are forfeited, or are surrendered to the Company in satisfaction of taxes are available for issuance under the 2010 Incentive Plan. On September 1, 2016, the Company registered with the Securities and Exchange Commission an additional 0.9 million shares of its Class A common stock for issuance pursuant to the 2010 Incentive Plan. As of April 1, 2017, 3.3 million shares remained available for future issuance under the Company's incentive plans.
Stock-based compensation awards that may be made under the 2010 Incentive Plan include, but are not limited to, (i) stock options, (ii) restricted stock, and (iii) RSUs. In recent years, the Company's annual grants of stock-based compensation awards to its employees primarily consisted of stock options and RSUs. However, beginning in Fiscal 2016, the annual grants consisted entirely of RSUs, as the Company elected to issue service-based RSUs in lieu of stock options. Additionally, new vesting provisions for certain awards granted to retirement-eligible employees were introduced. Specifically, beginning in Fiscal 2016, for certain service-based and performance-based RSUs granted to retirement-eligible employees, or employees who will become retirement-eligible prior to the end of the awards' respective stated vesting periods, vesting continues post-retirement for all or a portion of the remaining unvested RSUs.
Impact on Results
A summary of the total expense and the associated income tax benefits recognized related to stock-based compensation arrangements is as follows:

	Fiscal Years Ended
	April 1, 2017		April 2, 2016		March 28, 2015
	(millions)
Compensation expense	$63.6	(a)	$97.0	(a)	$80.5
Income tax benefit	$(22.6)		$(36.8)		$(30.0)

(a)
Fiscal 2017 and Fiscal 2016 include $4.3 million and $8.9 million, respectively, of accelerated stock-based compensation expense recorded within restructuring and other charges in the consolidated statements of operations (see Note 10). All other stock-based compensation expense was recorded within SG&A expenses.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Due to various factors, including the timing and magnitude of forfeiture and performance goal achievement adjustments, as well as changes to the size and composition of the eligible employee population, stock-based compensation expense recognized during any given fiscal year is not indicative of the level of compensation expense expected to be incurred in future periods.
Stock Options
Stock options have been granted to employees and non-employee directors with exercise prices equal to the fair market value of the Company's Class A common stock on the date of grant. Generally, options become exercisable ratably (graded-vesting schedule) over a three-year vesting period, subject to the employee's continuing employment. Stock options generally expire seven years from the date of grant.
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
The Company's weighted average assumptions used to estimate the fair value of stock options granted during the fiscal years presented were as follows:

	Fiscal Years Ended
	April 1, 2017(a)	April 2, 2016(a)	March 28, 2015
Expected term (years)	N/A	N/A	4.2
Expected volatility	N/A	N/A	30.2%
Expected dividend yield	N/A	N/A	1.10%
Risk-free interest rate	N/A	N/A	1.4%
Weighted-average option grant date fair value	N/A	N/A	$37.91

(a)	No stock options were granted during Fiscal 2017 or Fiscal 2016.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of stock option activity during Fiscal 2017 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
	(thousands)		(years)	(millions)
Options outstanding at April 2, 2016	2,418	$146.58	3.7	$6.5
Granted	—	N/A
Exercised	(88)	63.03
Cancelled/Forfeited	(610)	159.07
Options outstanding at April 1, 2017	1,720	$146.35	2.6	$1.0

Options vested and expected to vest at April 1, 2017(b)	1,719	$146.35	2.6	$1.0
Options exercisable at April 1, 2017	1,572	$145.08	2.5	$1.0

(a)
Aggregate intrinsic value is the amount by which the market price of the Company's Class A common stock at the end of the period exceeds the exercise price of the stock option, multiplied by the number of options.

(b)	The number of options expected to vest takes into consideration expected forfeitures.
Additional information pertaining to the Company's stock option plans is as follows:

	Fiscal Years Ended
	April 1, 2017	April 2, 2016	March 28, 2015
	(millions)
Aggregate intrinsic value of stock options exercised(a)	$3.0	$43.8	$34.6
Cash received from the exercise of stock options	5.0	33.2	52.5
Tax benefits realized on exercise of stock options	1.0	16.8	12.4

(a)	Aggregate intrinsic value is the amount by which the market price of the Company's Class A common stock exceeded the stock option's exercise price when exercised, multiplied by the number of options.
As of April 1, 2017, there was $0.5 million of total unrecognized compensation expense related to nonvested stock options expected to be recognized over a weighted-average period of 0.3 years.
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
Service-based RSUs granted to certain of the Company's senior executives, as well as certain of its other employees, generally vest over a three-year period, subject to the employee's continuing employment (except for awards granted in Fiscal 2017 and Fiscal 2016 to retirement-eligible employees, or employees who will become retirement-eligible prior to the end of the awards' respective stated vesting periods, as previously discussed). The fair values of service-based RSUs are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards not entitled to accrue dividend equivalents while outstanding.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of restricted stock and service-based RSU activity during Fiscal 2017 is as follows:

	Restricted Stock		Service- based RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
	(thousands)		(thousands)
Nonvested at April 2, 2016	14	$110.68	490	$126.30
Granted	11	81.78	768	82.89
Vested	(6)	117.85	(158)	126.53
Forfeited	—	N/A	(178)	103.87
Nonvested at April 1, 2017	19	$92.11	922	$94.31

	Restricted Stock	Service- based RSUs
Total unrecognized compensation expense at April 1, 2017 (millions)	$1.3	$30.6
Weighted-average period expected to be recognized over (years)	1.8	1.5
Additional information pertaining to restricted stock and service-based RSU activity is as follows:

	Fiscal Years Ended
	April 1, 2017	April 2, 2016	March 28, 2015
Restricted Stock:
Weighted-average grant date fair value of awards granted	$81.78	$111.94	$162.36
Total fair value of awards vested (millions)	$0.5	$0.7	$0.4
Service-based RSUs:
Weighted-average grant date fair value of awards granted	$82.89	$125.19	$150.23
Total fair value of awards vested (millions)	$13.8	$2.1	$0.6
Performance-based RSUs
The Company grants performance-based RSUs to senior executives and other key executives, as well as certain of its other employees. Performance-based RSUs generally vest (i) upon the completion of a three-year period of time (cliff vesting), subject to the employee's continuing employment (except for awards granted in Fiscal 2017 and Fiscal 2016 to retirement-eligible employees, or employees who will become retirement-eligible prior to the end of the awards' respective stated vesting periods, as previously discussed) and the Company's achievement of certain performance goals established at the beginning of the three-year performance period or (ii) ratably, over a three-year period of time (graded vesting), subject to the employee's continuing employment during the applicable vesting period (except for awards granted in Fiscal 2017 and Fiscal 2016 to retirement-eligible employees, or employees who will become retirement-eligible prior to the end of the awards' respective stated vesting periods, as previously discussed) and the achievement by the Company of certain performance goals in the initial year of the three-year vesting period. For performance-based RSUs subject to cliff vesting, the number of shares that may be earned ranges between 0% (if the specified threshold performance level is not attained) and 150% (if performance meets or exceeds the maximum achievement level) of the awards originally granted. If actual performance exceeds the pre-established threshold, the number of shares earned is calculated based on the relative performance between specified levels of achievement.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Fiscal Years Ended
	April 1, 2017(a)	April 2, 2016(a)	March 28, 2015
Expected term (years)	N/A	N/A	3.0
Expected volatility	N/A	N/A	29.8%
Expected dividend yield	N/A	N/A	1.09%
Risk-free interest rate	N/A	N/A	0.9%
Weighted-average grant date fair value	N/A	N/A	$169.47

(a)	No performance-based RSUs with a TSR modifier were granted during Fiscal 2017 or Fiscal 2016.
A summary of performance-based RSUs without TSR Modifier and performance-based RSUs with TSR Modifier activity during Fiscal 2017 is as follows:

	Performance-based RSUs — without TSR Modifier		Performance-based RSUs — with TSR Modifier
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
	(thousands)		(thousands)
Nonvested at April 2, 2016	691	$144.81	142	$169.46
Granted	430	86.11	—	N/A
Change due to performance/market condition achievement	(14)	163.77	(25)	169.16
Vested	(216)	160.01	(49)	169.23
Forfeited	(103)	132.67	(7)	167.63
Nonvested at April 1, 2017	788	$109.87	61	$170.03

	Performance-based RSUs — without TSR Modifier	Performance-based RSUs — with TSR Modifier
Total unrecognized compensation expense at April 1, 2017 (millions)	$25.8	$0.4
Weighted-average period expected to be recognized over (years)	1.7	0.2

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional information pertaining to performance-based RSUs without TSR Modifier and performance-based RSUs with TSR Modifier activity is as follows:

	Fiscal Years Ended
	April 1, 2017	April 2, 2016	March 28, 2015
Performance-based RSUs — without TSR Modifier:
Weighted-average grant date fair value of awards granted	$86.11	$126.48	$157.10
Total fair value of awards vested (millions)	$19.7	$38.3	$64.7
Performance-based RSUs — with TSR Modifier:
Weighted-average grant date fair value of awards granted	N/A	N/A	$169.47
Total fair value of awards vested (millions)	$4.7	$6.6	$—

19.	Employee Benefit Plans
Defined Contribution Plans
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
Under the terms of the plans, a participant becomes 100% vested in the Company's matching contributions after five years of credited service. Contributions made by the Company under these plans were $10.1 million, $10.5 million, and $10.7 million in Fiscal 2017, Fiscal 2016, and Fiscal 2015, respectively.
International Defined Benefit Plans
The Company sponsors certain single-employer defined benefit plans and cash balance plans at international locations which are not considered to be material individually or in the aggregate to the Company's financial statements. Pension benefits under these plans are based on formulas that reflect the employees' years of service and compensation levels during their employment period. The aggregate funded status of the single-employer defined benefit plans reflected net liabilities of $3.0 million and $4.5 million as of April 1, 2017 and April 2, 2016, respectively, and were primarily recorded within other non-current liabilities in the Company's consolidated balance sheets. These single-employer defined benefit plans had aggregate projected benefit obligations of $55.6 million and aggregate fair values of plan assets of $52.6 million as of April 1, 2017, compared to aggregate projected benefit obligations of $64.6 million and aggregate fair values of plan assets of $60.1 million as of April 2, 2016. The asset portfolio of the single-employer defined benefit plans primarily consists of fixed income securities, which have been measured at fair value largely using Level 2 inputs, as described in Note 13. Pension expense for these plans, recorded within SG&A expenses in the Company's consolidated statements of operations, was $9.2 million, $5.8 million, and $5.0 million in Fiscal 2017, Fiscal 2016, and Fiscal 2015, respectively.
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
Other Compensation Plans
The Company had a non-qualified supplemental retirement plan for certain highly compensated employees whose benefits under the 401(k) profit sharing retirement savings plans were expected to be constrained by the operation of Internal Revenue Code limitations. These supplemental benefits vested over time and the related compensation expense was recognized over the vesting period. Effective August 2008, the Company amended this plan, resulting in a suspension of the annual contributions for substantially all plan participants. Further, affected participants were provided with a one-time election to either withdraw all benefits vested in the plan in a lump sum amount or remain in the plan and receive future distributions of benefits. As of April 1, 2017 and April 2, 2016, amounts accrued under this plan totaled $7.8 million and $8.4 million, respectively, and were classified within other non-current liabilities in the consolidated balance sheets. Total compensation expense recognized related to these benefits was not material in any of the three fiscal years presented.
Additionally, the Company has available deferred compensation arrangements for certain executives that are utilized from time to time and generally provide for payments upon retirement, death, or termination of employment. The Company funds a portion of these obligations through the establishment of trust accounts on behalf of the executives participating in the plans. During Fiscal 2015, these plans were cash settled, inclusive of the cash contribution made during Fiscal 2015 related to the conversion of certain fully-vested and expensed stock-based compensation awards (see Note 16). Accordingly, there was no remaining amount accrued under these plans as of April 1, 2017 and April 2, 2016. Total compensation expense related to these compensation arrangements was not material in any of the three fiscal years presented.

20.	Segment Information
Prior to the fourth quarter of Fiscal 2017, the Company organized its business into the following three reportable segments: wholesale, retail, and licensing. In connection with the Way Forward Plan, the Company has implemented significant organizational changes that have impacted the manner in which it manages its business. Accordingly, during the fourth quarter of Fiscal 2017, the Company realigned its business into the following three reportable segments:

•
North America — The North America segment primarily consists of sales of Ralph Lauren branded apparel, accessories, home furnishings, and related products made through the Company's wholesale and retail businesses in the U.S. and Canada.

•
Europe — The Europe segment primarily consists of sales of Ralph Lauren branded apparel, accessories, home furnishings, and related products made through the Company's wholesale and retail businesses in Europe and the Middle East.

•
Asia — The Asia segment primarily consists of sales of Ralph Lauren branded apparel, accessories, home furnishings, and related products made through the Company's wholesale and retail businesses in Asia, Australia, and New Zealand.

No operating segments were aggregated to form the Company's reportable segments. In addition to these reportable segments, the Company also has other non-reportable segments, which primarily consist of (i) sales of Club Monaco branded products made through its retail businesses in the U.S., Canada, and Europe, (ii) sales of Ralph Lauren branded products made through its wholesale business in Latin America, and (iii) royalty revenues earned through its global licensing alliances.
This new segment structure is consistent with how the Company establishes its overall business strategy, allocates resources, and assesses performance of its business. All prior period segment information has been recast to reflect the realignment of the Company's segment reporting structure on a comparable basis.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The accounting policies of the Company's segments are consistent with those described in Notes 2 and 3. Sales and transfers between segments are generally recorded at cost and treated as transfers of inventory. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment's performance is evaluated based upon net revenues and operating income before restructuring charges and certain other one-time items, such as legal charges, if any. Certain corporate overhead expenses related to global functions, most notably the Company's executive office, information technology, finance and accounting, human resources, and legal departments, largely remain at corporate. Additionally, other costs that cannot be allocated to the segments based on specific usage are also maintained at corporate, including corporate advertising and marketing expenses, depreciation and amortization of corporate assets, and other general and administrative expenses resulting from corporate-level activities and projects. Asset information by segment is not utilized for purposes of assessing performance or allocating resources, and therefore such information has not been presented.
Net revenues for each of the Company's segments are as follows:

	Fiscal Years Ended
	April 1, 2017	April 2, 2016	March 28, 2015
	(millions)
Net revenues:
North America	$3,795.0	$4,493.9	$4,645.7
Europe	1,543.4	1,561.8	1,620.0
Asia	882.9	893.5	915.5
Other non-reportable segments	431.5	456.0	439.1
Total net revenues(a)	$6,652.8	$7,405.2	$7,620.3

(a)
The Company's sales to its largest wholesale customer, Macy's, accounted for approximately 10%, 11%, and 12%, of its total net revenues in Fiscal 2017, Fiscal 2016, and Fiscal 2015, respectively. Substantially all of the Company's sales to Macy's related to its North America segment.

Operating income (loss) for each of the Company's segments is as follows:

	Fiscal Years Ended
	April 1, 2017	April 2, 2016	March 28, 2015
	(millions)
Operating income (loss):
North America(a)	$674.7	$951.6	$1,183.3
Europe(b)	302.6	280.1	306.7
Asia(c)	(85.8)	(0.1)	8.5
Other non-reportable segments(d)	68.7	103.9	124.6
	960.2	1,335.5	1,623.1
Unallocated corporate expenses(e)	(736.4)	(611.0)	(577.6)
Unallocated restructuring and other charges(f)	(318.6)	(142.6)	(10.1)
Total operating income (loss)	$(94.8)	$581.9	$1,035.4

(a)
During Fiscal 2017 and Fiscal 2016, the Company recorded restructuring-related inventory charges of $33.9 million and $7.2 million, respectively. Additionally, the Company recorded asset impairment charges of $62.5 million, $20.5 million, and $1.3 million during Fiscal 2017, Fiscal 2016, and Fiscal 2015, respectively. See Notes 9 and 10 for additional information.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b)
During Fiscal 2017 and Fiscal 2016, the Company recorded restructuring-related inventory charges of $20.1 million and $2.4 million, respectively. Additionally, the Company recorded asset impairment charges of $3.1 million, $8.2 million, and $0.5 million during Fiscal 2017, Fiscal 2016, and Fiscal 2015, respectively. See Notes 9 and 10 for additional information.

(c)
During Fiscal 2017 and Fiscal 2016, the Company recorded restructuring-related inventory charges of $137.6 million and $10.8 million, respectively. Additionally, the Company recorded asset impairment charges of $42.0 million, $18.2 million, and $4.8 million during Fiscal 2017, Fiscal 2016, and Fiscal 2015, respectively. See Notes 9 and 10 for additional information.

(d)
During Fiscal 2017, the Company recorded restructuring-related inventory charges of $6.3 million. Additionally, the Company recorded asset impairment charges of $29.2 million, $1.9 million, and $0.3 million during Fiscal 2017, Fiscal 2016, and Fiscal 2015, respectively. See Notes 9 and 10 for additional information.

(e)	During Fiscal 2017, the Company recorded asset impairment charges of $117.0 million. See Notes 9 and 10 for additional information.

(f)	The fiscal years presented included certain unallocated restructuring and other charges (see Note 10), which are detailed below:

	Fiscal Years Ended
	April 1, 2017	April 2, 2016	March 28, 2015
	(millions)
Unallocated restructuring and other charges:
North America-related	$(34.7)	$(26.1)	$(5.7)
Europe-related	(27.7)	(5.6)	(0.9)
Asia-related	(68.3)	(3.2)	(1.1)
Other non-reportable segment-related	(7.7)	(5.6)	(0.5)
Corporate operations-related	(155.6)	(54.4)	(1.9)
Unallocated restructuring charges	(294.0)	(94.9)	(10.1)
Other charges (see Note 10)	(24.6)	(47.7)	—
Total unallocated restructuring and other charges	$(318.6)	$(142.6)	$(10.1)
The following tables summarize depreciation and amortization expense and capital expenditures for each of the Company's segments:

	Fiscal Years Ended
	April 1, 2017	April 2, 2016	March 28, 2015
	(millions)
Depreciation and amortization:
North America	$110.0	$112.4	$99.7
Europe	31.8	35.2	45.1
Asia	47.8	58.2	66.4
Other non-reportable segments	14.5	13.7	9.0
Unallocated corporate	103.4	89.9	74.2
Total depreciation and amortization	$307.5	$309.4	$294.4

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Years Ended
	April 1, 2017	April 2, 2016	March 28, 2015
	(millions)
Capital expenditures:
North America	$62.8	$84.9	$140.1
Europe	43.6	48.2	55.5
Asia	30.2	49.1	61.3
Other non-reportable segments	20.1	38.0	31.9
Unallocated corporate	127.3	197.5	102.4
Total capital expenditures	$284.0	$417.7	$391.2
Net revenues and long-lived assets by geographic location of the reporting subsidiary are as follows:

	Fiscal Years Ended
	April 1, 2017	April 2, 2016	March 28, 2015
	(millions)
Net revenues(a):
The Americas(b)	$4,214.7	$4,938.2	$5,077.3
Europe(c)	1,554.1	1,572.7	1,626.9
Asia(d)	884.0	894.3	916.1
Total net revenues	$6,652.8	$7,405.2	$7,620.3

	April 1, 2017	April 2, 2016
	(millions)
Long-lived assets(a):
The Americas(b)	$1,061.7	$1,206.3
Europe(c)	141.8	212.3
Asia(d)	112.5	164.6
Total long-lived assets	$1,316.0	$1,583.2

(a)	Net revenues and long-lived assets for certain of the Company's licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.

(b)
Includes the U.S., Canada, and Latin America. Net revenues earned in the U.S. were $3.990 billion, $4.688 billion, and $4.827 billion in Fiscal 2017, Fiscal 2016, and Fiscal 2015, respectively. Long-lived assets located in the U.S. were $1.033 billion and $1.160 billion as of April 1, 2017 and April 2, 2016, respectively.

(c)	Includes the Middle East.

(d)	Includes Australia and New Zealand.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.	Additional Financial Information
Cash Interest and Taxes
Cash paid for interest and income taxes is as follows:

	Fiscal Years Ended
	April 1, 2017	April 2, 2016	March 28, 2015
	(millions)
Cash paid for interest	$13.0	$15.0	$14.7
Cash paid for income taxes	$81.7	$171.7	$316.8
Non-cash Transactions
Non-cash investing activities included capital expenditures incurred but not yet paid of $45.7 million, $65.2 million, and $62.3 million as of the end of Fiscal 2017, Fiscal 2016, and Fiscal 2015, respectively.
Additionally, during Fiscal 2017 and Fiscal 2016, the Company recorded capital lease assets and corresponding capital lease obligations of $10.9 million and $48.7 million, respectively, within its consolidated balance sheet.
Non-cash investing activities in Fiscal 2015 also included the capitalization of a fixed asset, for which an $18.6 million non-binding advance payment was made during the fiscal year ended March 29, 2014.
There were no other significant non-cash investing or financing activities for any of the fiscal years presented.

22.	Subsequent Event (Unaudited)
Appointment of Chief Executive Officer
On May 17, 2017, the Company announced that Mr. Patrice Louvet will be appointed as its new President and Chief Executive Officer and as a member of its Board of Directors, effective as of July 10, 2017 or such date as may be mutually agreed upon by the parties. Refer to Exhibit 10.1 to the Form 8-K filed on May 17, 2017 for additional discussion regarding the appointment of Mr. Louvet.

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
These consolidated financial statements have been audited by Ernst & Young LLP in Fiscal 2017, Fiscal 2016, and Fiscal 2015, which is an independent registered public accounting firm. They conducted their audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and have expressed herein their unqualified opinions on those financial statements.
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
May 18, 2017

/s/ RALPH LAUREN	/s/ JANE HAMILTON NIELSEN
Ralph Lauren	Jane Hamilton Nielsen
Executive Chairman and Chief Creative Officer	Chief Financial Officer
(Principal Executive Officer)*	(Principal Financial and Accounting Officer)
*
Consistent with the Company's announcement on February 2, 2017, Mr. Stefan Larsson departed as the Company's President and Chief Executive Officer and as a member of its Board of Directors, effective as of May 1, 2017. Mr. Lauren, who currently serves as Executive Chairman and Chief Creative Officer, has performed the functions of the principal executive officer as of the filing date of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Ralph Lauren Corporation
We have audited the accompanying consolidated balance sheets of Ralph Lauren Corporation and subsidiaries (the "Company") as of April 1, 2017 and April 2, 2016, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended April 1, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ralph Lauren Corporation and subsidiaries at April 1, 2017 and April 2, 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 1, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of April 1, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 18, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
May 18, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Ralph Lauren Corporation
We have audited Ralph Lauren Corporation and subsidiaries' (the "Company's") internal control over financial reporting as of April 1, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 1, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of April 1, 2017 and April 2, 2016, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended April 1, 2017 of the Company, and our report dated May 18, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
May 18, 2017

RALPH LAUREN CORPORATION
SELECTED FINANCIAL INFORMATION
The following table sets forth selected historical financial information as of the dates and for the periods indicated.
The consolidated statement of operations data for each of the three fiscal years in the period ended April 1, 2017, as well as the consolidated balance sheet data as of April 1, 2017 and April 2, 2016 have been derived from, and should be read in conjunction with, the audited financial statements, footnotes and other financial information presented elsewhere herein. The consolidated statements of operations data for the fiscal years ended March 29, 2014 and March 30, 2013 and the consolidated balance sheet data at March 28, 2015, March 29, 2014, and March 30, 2013 have been derived from audited financial statements not included herein. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein. The historical results are not necessarily indicative of the results to be expected in any future period.

	Fiscal Years Ended(a)
	April 1, 2017	April 2, 2016	March 28, 2015	March 29, 2014(b)	March 30, 2013(c)
	(millions, except per share data)
Statement of Operations Data:
Net revenues	$6,652.8	$7,405.2	$7,620.3	$7,449.8	$6,944.8
Gross profit(d)	3,651.1	4,186.7	4,377.9	4,310.1	4,155.8
Depreciation and amortization expense	(307.5)	(309.4)	(294.4)	(258.4)	(232.3)
Impairment of assets	(253.8)	(48.8)	(6.9)	(1.3)	(19.0)
Restructuring and other charges	(318.6)	(142.6)	(10.1)	(17.8)	(11.7)
Operating income (loss)	(94.8)	581.9	1,035.4	1,129.9	1,126.7
Interest expense, net	(6.0)	(15.4)	(10.6)	(16.7)	(16.5)
Net income (loss)	$(99.3)	$396.4	$702.2	$775.5	$750.0
Net income (loss) per common share:
Basic	$(1.20)	$4.65	$7.96	$8.55	$8.21
Diluted	$(1.20)	$4.62	$7.88	$8.43	$8.00
Weighted average common shares outstanding:
Basic	82.7	85.2	88.2	90.7	91.3
Diluted	82.7	85.9	89.1	92.0	93.7
Dividends declared per common share	$2.00	$2.00	$1.85	$1.70	$1.60

(a)
Fiscal 2016 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks. The inclusion of the 53rd week in Fiscal 2016 resulted in incremental net revenues of $72.2 million and net income of $8.3 million, or $0.10 per diluted share.

(b)
Reflects the acquisition of the North American Chaps-branded men's sportswear business effective in April 2013, which resulted in the recognition of a $16.4 million gain on acquisition, as well as the acquisition of the Ralph Lauren-branded apparel and accessories business in Australia and New Zealand effective in July 2013.

(c)
Reflects the acquisition of the Ralph Lauren-branded business in Latin America effective in June 2012, the discontinuance of the majority of products sold under the American Living brand effective with the Fall 2012 wholesale selling season, and the wind down of the Rugby brand operations during the second half of the fiscal year.

(d)
Fiscal 2017 and Fiscal 2016 reflect non-cash inventory-related charges of $197.9 million and $20.4 million, respectively, recorded in connection with the Company's restructuring plans (see Note 10 to the accompanying consolidated financial statements).

RALPH LAUREN CORPORATION
SELECTED FINANCIAL INFORMATION (Continued)

	April 1, 2017	April 2, 2016	March 28, 2015	March 29, 2014	March 30, 2013
	(millions)
Balance Sheet Data:
Cash and cash equivalents	$668.3	$456.3	$499.7	$797.4	$973.7
Investments	706.1	816.0	652.2	490.1	405.7
Working capital(a)	1,794.6	1,854.4	2,137.4	2,359.0	1,841.5
Total assets	5,652.0	6,213.1	6,105.8	6,087.7	5,418.2
Total debt (including current maturities of debt)	588.2	713.1	532.3	297.9	266.6
Equity	3,299.6	3,743.5	3,891.6	4,034.3	3,784.6

(a)
Working capital is calculated as total current assets less total current liabilities (including current maturities of debt). Working capital as of April 1, 2017 and April 2, 2016 reflect the Company's adoption of ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes," which requires all deferred tax assets and liabilities, together with any related valuation allowances, to be classified as non-current on the consolidated balance sheet (past guidance required deferred tax assets and liabilities to be broken out as current and non-current on the consolidated balance sheet). Prior periods were not retrospectively adjusted.

RALPH LAUREN CORPORATION
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following table sets forth the quarterly financial information of the Company:

	Quarterly Periods Ended(a)(b)
	July 2, 2016	October 1, 2016	December 31, 2016	April 1, 2017
	(millions, except per share data)
Net revenues	$1,552.2	$1,820.6	$1,714.6	$1,565.4
Gross profit	894.6	954.2	983.2	819.1
Net income (loss)	(22.3)	45.7	81.3	(204.0)
Net income (loss) per common share(c):
Basic	$(0.27)	$0.55	$0.98	$(2.48)
Diluted	$(0.27)	$0.55	$0.98	$(2.48)
Dividends declared per common share	$0.50	$0.50	$0.50	$0.50

	Quarterly Periods Ended(a)(d)
	June 27, 2015	September 26, 2015	December 26, 2015	April 2, 2016(e)
	(millions, except per share data)
Net revenues	$1,618.0	$1,969.8	$1,946.3	$1,871.1
Gross profit	965.7	1,113.1	1,094.6	1,013.3
Net income	64.0	159.8	131.3	41.3
Net income per common share(c):
Basic	$0.74	$1.87	$1.55	$0.49
Diluted	$0.73	$1.86	$1.54	$0.49
Dividends declared per common share	$0.50	$0.50	$0.50	$0.50

(a)	The fourth quarter of Fiscal 2016 consisted of 14 weeks. All other fiscal quarters presented consisted of 13 weeks.

(b)
Net income (loss) and net income (loss) per common share for the three-month periods ended July 2, 2016, October 1, 2016, December 31, 2016, and April 1, 2017 were negatively impacted by pretax restructuring-related charges, impairment of asset charges, and certain other charges of $159.1 million, $149.5 million, $91.4 million, and $370.3 million, respectively (see Notes 9 and 10 to the accompanying consolidated financial statements).

(c)
Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amount because of differences in the average number of common shares outstanding during each period.

(d)
Net income and net income per common share for the three-month periods ended June 27, 2015, September 26, 2015, December 26, 2015, and April 2, 2016 were negatively impacted by pretax restructuring-related charges, impairment of asset charges, and certain other charges of $45.3 million, $37.1 million, $77.8 million, and $51.6 million, respectively (see Notes 9 and 10 to the accompanying consolidated financial statements).

(e)	The inclusion of the 14th week in the fourth quarter of Fiscal 2016 resulted in incremental net revenues of $72.2 million and net income of $8.3 million, or $0.10 per diluted share.

