Form 10-Q
period 2017-07-01
RALPH LAUREN CORP
filed 2017-08-10
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
At August 4, 2017, 55,381,215 shares of the registrant's Class A common stock, $.01 par value, and 25,881,276 shares of the registrant's Class B common stock, $.01 par value, were outstanding.

RALPH LAUREN CORPORATION
INDEX

		Page

PART I. FINANCIAL INFORMATION (Unaudited)
Item 1.	Financial Statements:
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Comprehensive Income (Loss)	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	54
Item 4.	Controls and Procedures	54

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	55
Item 1A.	Risk Factors	55
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 5.	Other Information	56
Item 6.	Exhibits	56
Signatures		57

EX-3.3
EX-10.1
EX-10.2
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101	INSTANCE DOCUMENT
EX-101	SCHEMA DOCUMENT
EX-101	CALCULATION LINKBASE DOCUMENT
EX-101	LABELS LINKBASE DOCUMENT
EX-101	PRESENTATION LINKBASE DOCUMENT
EX-101	DEFINITION LINKBASE DOCUMENT

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS

	July 1, 2017	April 1, 2017
	(millions) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$830.4	$668.3
Short-term investments	740.5	684.7
Accounts receivable, net of allowances of $213.5 million and $214.4 million	279.2	450.2
Inventories	859.9	791.5
Income tax receivable	77.5	79.4
Prepaid expenses and other current assets	299.2	280.4
Total current assets	3,086.7	2,954.5
Property and equipment, net	1,273.3	1,316.0
Deferred tax assets	141.4	125.9
Goodwill	924.2	904.6
Intangible assets, net	213.7	219.8
Other non-current assets	174.7	131.2
Total assets	$5,814.0	$5,652.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$160.9	$147.7
Income tax payable	36.6	29.5
Accrued expenses and other current liabilities	1,019.4	982.7
Total current liabilities	1,216.9	1,159.9
Long-term debt	590.4	588.2
Non-current liability for unrecognized tax benefits	64.7	62.7
Other non-current liabilities	581.9	541.6
Commitments and contingencies (Note 13)
Total liabilities	2,453.9	2,352.4
Equity:
Class A common stock, par value $.01 per share; 102.0 million and 101.5 million shares issued; 55.4 million and 55.1 million shares outstanding	1.0	0.9
Class B common stock, par value $.01 per share; 25.9 million shares issued and outstanding	0.3	0.3
Additional paid-in-capital	2,330.4	2,308.8
Retained earnings	5,770.8	5,751.9
Treasury stock, Class A, at cost; 46.6 million and 46.4 million shares	(4,578.3)	(4,563.9)
Accumulated other comprehensive loss	(164.1)	(198.4)
Total equity	3,360.1	3,299.6
Total liabilities and equity	$5,814.0	$5,652.0
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	July 1, 2017	July 2, 2016
	(millions, except per share data) (unaudited)
Net revenues	$1,347.1	$1,552.2
Cost of goods sold(a)	(495.9)	(657.6)
Gross profit	851.2	894.6
Selling, general, and administrative expenses(a)	(708.4)	(814.7)
Amortization of intangible assets	(6.0)	(6.0)
Impairment of assets	(9.7)	(19.4)
Restructuring and other charges(a)	(36.8)	(85.7)
Total other operating expenses, net	(760.9)	(925.8)
Operating income (loss)	90.3	(31.2)
Foreign currency gains	0.1	2.4
Interest expense	(5.0)	(3.4)
Interest and other income, net	2.3	0.9
Equity in losses of equity-method investees	(0.9)	(1.9)
Income (loss) before income taxes	86.8	(33.2)
Income tax benefit (provision)	(27.3)	10.9
Net income (loss)	$59.5	$(22.3)
Net income (loss) per common share:
Basic	$0.73	$(0.27)
Diluted	$0.72	$(0.27)
Weighted average common shares outstanding:
Basic	81.6	83.3
Diluted	82.5	83.3
Dividends declared per share	$0.50	$0.50
(a) Includes total depreciation expense of:	$(66.9)	$(72.4)

See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	July 1, 2017	July 2, 2016
	(millions) (unaudited)
Net income (loss)	$59.5	$(22.3)
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	56.6	(9.0)
Net losses on cash flow hedges	(22.0)	(2.3)
Net gains (losses) on defined benefit plans	(0.3)	0.4
Other comprehensive income (loss), net of tax	34.3	(10.9)
Total comprehensive income (loss)	$93.8	$(33.2)

See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	July 1, 2017	July 2, 2016
	(millions) (unaudited)
Cash flows from operating activities:
Net income (loss)	$59.5	$(22.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	72.9	78.4
Deferred income tax expense (benefit)	(14.7)	3.0
Equity in losses of equity-method investees	0.9	1.9
Non-cash stock-based compensation expense	21.6	17.7
Non-cash impairment of assets	9.7	19.4
Non-cash restructuring-related inventory charges	0.7	54.0
Other non-cash charges	1.1	9.7
Changes in operating assets and liabilities:
Accounts receivable	174.0	174.4
Inventories	(55.4)	(167.8)
Prepaid expenses and other current assets	(4.6)	(23.2)
Accounts payable and accrued liabilities	42.4	141.7
Income tax receivables and payables	8.7	(20.8)
Deferred income	0.6	(2.3)
Other balance sheet changes	16.8	(20.9)
Net cash provided by operating activities	334.2	242.9
Cash flows from investing activities:
Capital expenditures	(41.9)	(77.6)
Purchases of investments	(270.4)	(144.5)
Proceeds from sales and maturities of investments	187.4	182.2
Acquisitions and ventures	(3.6)	(1.3)
Net cash used in investing activities	(128.5)	(41.2)
Cash flows from financing activities:
Proceeds from issuance of short-term debt	—	943.9
Repayments of short-term debt	—	(970.0)
Payments of capital lease obligations	(6.2)	(7.2)
Payments of dividends	(40.5)	(41.4)
Repurchases of common stock, including shares surrendered for tax withholdings	(14.4)	(114.9)
Proceeds from exercise of stock options	0.1	3.2
Net cash used in financing activities	(61.0)	(186.4)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	19.9	(14.6)
Net increase in cash, cash equivalents, and restricted cash	164.6	0.7
Cash, cash equivalents, and restricted cash at beginning of period	711.8	502.1
Cash, cash equivalents, and restricted cash at end of period	$876.4	$502.8

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
The Company diversifies its business by geography (North America, Europe, and Asia, among other regions) and channels of distribution (wholesale, retail, and licensing). This allows the Company to maintain a dynamic balance as its operating results do not depend solely on the performance of any single geographic area or channel of distribution. The Company's wholesale sales are made principally to major department stores and specialty stores around the world. The Company also sells directly to consumers through its integrated retail channel, which includes its retail stores, concession-based shop-within-shops, and e-commerce operations around the world. In addition, the Company licenses to unrelated third parties for specified periods the right to operate retail stores and/or to use its various trademarks in connection with the manufacture and sale of designated products, such as certain apparel, eyewear, fragrances, and home furnishings.
The Company organizes its business into the following three reportable segments: North America, Europe, and Asia. In addition to these reportable segments, the Company also has other non-reportable segments. See Note 17 for further discussion of the Company's segment reporting structure.

2.	Basis of Presentation
Interim Financial Statements
These interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") and are unaudited. In the opinion of management, these consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position, income (loss), comprehensive income (loss), and cash flows of the Company for the interim periods presented. In addition, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") and the notes thereto have been condensed or omitted from this report as is permitted by the SEC's rules and regulations. However, the Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading.
This report should be read in conjunction with the Company's Annual Report on Form 10-K filed with the SEC for the fiscal year ended April 1, 2017 (the "Fiscal 2017 10-K").
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
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2018 will end on March 31, 2018 and will be a 52-week period ("Fiscal 2018"). Fiscal year 2017 ended on April 1, 2017 and was also a 52-week period ("Fiscal 2017"). The first quarter of Fiscal 2018 ended on July 1, 2017 and was a 13-week period. The first quarter of Fiscal 2017 ended on July 2, 2016 and was also a 13-week period.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ materially from those estimates.
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
Reclassifications
Certain reclassifications have been made to the prior period's financial information in order to conform to the current period's presentation, including the realignment of the Company's segment reporting structure, as further described in Note 17.
Seasonality of Business
The Company's business is typically affected by seasonal trends, with higher levels of wholesale sales in its second and fourth fiscal quarters and higher retail sales in its second and third fiscal quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school, and holiday shopping periods impacting our retail business. In addition, fluctuations in sales, operating income, and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, the Company's operating results and cash flows for the three-month period ended July 1, 2017 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2018.

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
Retail store and concession-based shop-within-shop revenue is recognized net of estimated returns at the time of sale to consumers. E-commerce revenue from sales of products ordered through the Company's e-commerce sites and third-party digital partner e-commerce sites is recognized upon delivery of the shipment to its customers. Such revenue is also reduced by an estimate of returns.
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
Shipping and Handling Costs
The costs associated with shipping goods to customers are reflected as a component of selling, general, and administrative ("SG&A") expenses in the consolidated statements of operations. Shipping costs were $7.3 million and $9.3 million during the three-month periods ended July 1, 2017 and July 2, 2016, respectively. The costs of preparing merchandise for sale, such as picking, packing, warehousing, and order charges ("handling costs") are also included in SG&A expenses. Handling costs were $37.2 million and $41.0 million during the three-month periods ended July 1, 2017 and July 2, 2016, respectively. Shipping and handling costs billed to customers are included in revenue.
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
The weighted-average number of common shares outstanding used to calculate basic net income (loss) per common share is reconciled to shares used to calculate diluted net income (loss) per common share as follows:

	Three Months Ended
	July 1, 2017	July 2, 2016
	(millions)
Basic shares	81.6	83.3
Dilutive effect of stock options, restricted stock, and RSUs	0.9	—	(a)
Diluted shares	82.5	83.3

(a)
Incremental shares of 1.0 million attributable to outstanding stock options, restricted stock, and RSUs were excluded from the computation of diluted shares for the three months ended July 2, 2016, as such shares would not be dilutive as a result of the net loss incurred during the period.

All earnings per share amounts have been calculated using unrounded numbers. Options to purchase shares of the Company's Class A common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income (loss) per common share. In addition, the Company has outstanding performance-based RSUs, which are included in the computation of diluted shares only to the extent that the underlying performance conditions (and applicable market condition modifiers, if any) (i) have been satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. As of July 1, 2017 and July 2, 2016, there were 2.6 million and 2.9 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based RSUs that were excluded from the diluted shares calculations. Additionally, in June 2016, the Company entered into an accelerated share repurchase program (the "ASR Program," as defined in Note 14). As of July 2, 2016, the 0.1 million additional shares that had yet to be delivered to the Company under the ASR Program would have been anti-dilutive, and therefore were excluded from the diluted shares calculation.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts Receivable
In the normal course of business, the Company extends credit to wholesale customers that satisfy defined credit criteria. Accounts receivable is recorded at carrying value, which approximates fair value, and is presented in the Company's consolidated balance sheets net of certain reserves and allowances. These reserves and allowances consist of (i) reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances (see the Revenue Recognition section for further discussion of related accounting policies) and (ii) allowances for doubtful accounts.
A rollforward of the activity in the Company's reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented below:

	Three Months Ended
	July 1, 2017	July 2, 2016
	(millions)
Beginning reserve balance	$202.8	$239.7
Amount charged against revenue to increase reserve	117.7	132.0
Amount credited against customer accounts to decrease reserve	(126.0)	(164.4)
Foreign currency translation	5.1	(0.3)
Ending reserve balance	$199.6	$207.0
An allowance for doubtful accounts is determined through an analysis of accounts receivable aging, assessments of collectability based on an evaluation of historical and anticipated trends, the financial condition of the Company's customers, and an evaluation of the impact of economic conditions, among other factors. The Company's allowance for doubtful accounts was $13.9 million and $11.6 million as of July 1, 2017 and April 1, 2017, respectively. The change in the allowance for doubtful accounts was not material during either of the three-month periods ended July 1, 2017 and July 2, 2016.
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department and specialty stores around the world, and extends credit based on an evaluation of each customer's financial capacity and condition, usually without requiring collateral. In the Company's wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2017, the Company's sales to its largest wholesale customer, Macy's, Inc. ("Macy's"), accounted for approximately 10% of total net revenues, and the Company's sales to its three largest wholesale customers (including Macy's) accounted for approximately 21% of total net revenues. Substantially all of the Company's sales to its three largest wholesale customers related to its North America segment. As of July 1, 2017, these three key wholesale customers constituted approximately 31% of the Company's total gross accounts receivable.
Inventories
The Company holds inventory that is sold through wholesale distribution channels to major department stores and specialty retail stores. The Company also holds retail inventory that is sold in its own stores and e-commerce sites directly to consumers. Substantially all of the Company's inventories are comprised of finished goods, which are stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis. Inventory held by the Company totaled $859.9 million, $791.5 million, and $1.242 billion as of July 1, 2017, April 1, 2017, and July 2, 2016, respectively.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Refer to Note 3 of the Fiscal 2017 10-K for a summary of all of the Company's significant accounting policies.

4.	Recently Issued Accounting Standards
Restricted Cash
In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-18, "Restricted Cash" ("ASU 2016-18"). ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. Accordingly, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the statement of cash flows. The Company early-adopted ASU 2016-18 during the first quarter of Fiscal 2018 and applied its provisions retrospectively. Other than the change in presentation within the statement of cash flows, the adoption of ASU 2016-18 did not have an impact on the Company's consolidated financial statements. See Note 18 for a reconciliation of cash, cash equivalents, and restricted cash from the consolidated balance sheets to the consolidated statements of cash flows.
Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 simplifies several aspects related to the accounting for and financial statement presentation of share-based payments, including the accounting for income taxes upon award settlement and forfeitures, and the classification of excess tax benefits and shares surrendered for tax withholdings in the statement of cash flows.
The Company adopted ASU 2016-09 during the first quarter of Fiscal 2018. Among its various provisions, ASU 2016-09 impacts the accounting for income taxes upon award settlement by requiring that all excess tax benefits and shortfalls be reflected in the income tax benefit (provision) in the statement of operations in the period that they are realized. This reflects a change from previous practice, which generally required that such activity be recorded in equity as additional paid-in-capital. This change, which was applied prospectively in the Company's consolidated financial statements, increased the Company's income tax provision

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

by $10.0 million for the three months ended July 1, 2017. Future impacts of this guidance on the Company's income tax benefit (provision) will depend largely on unpredictable events and other factors, including the timing of both employee stock option exercises and cancellations, if any, and the value realized upon vesting or exercise of shares compared to the grant date fair value of those shares, and will likely result in increased volatility. This increase in volatility is expected to be more pronounced during the first half of the Company's fiscal year due to the timing of annual stock-based compensation award vestings and stock option expirations.
Additionally, ASU 2016-09 changes the classification of excess tax benefits presented in the Company's consolidated statements of cash flows from a financing activity to an operating activity. The Company applied this change in classification on a retrospective basis by reclassifying $0.3 million of excess tax benefits from cash flows from financing activities to cash flows from operating activities for the three months ended July 2, 2016.
Lastly, as permitted, the Company has elected to continue to estimate the impact of expected forfeitures when determining the amount of compensation cost to be recognized each period, as opposed to reflecting the impact of forfeitures only as they occur.
The remaining provisions of ASU 2016-09 did not have a material impact on the Company's consolidated financial statements.
Leases
In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"). ASU 2016-02 requires that a lessee's rights and fixed payment obligations under most leases be recognized as right-of-use assets and lease liabilities on the consolidated balance sheet. ASU 2016-02 retains a dual model for classifying leases as either financing or operating, which governs the pattern of expense recognition to be reflected in the consolidated statement of operations. Variable lease payments based on performance, such as percentage-of-sales-based payments, will not be included in the measurement of right-of-use assets and lease liabilities. Rather, consistent with current practice, such amounts will be recognized as an expense in the period incurred. ASU 2016-02 is effective for the Company beginning in its fiscal year ending March 28, 2020, with early adoption permitted, and is to be adopted using a modified retrospective transition approach, which requires application of the guidance at the beginning of the earliest comparative period presented.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company will adopt ASU 2014-09 in its fiscal year ending March 30, 2019 ("Fiscal 2019") and anticipates doing so using the modified retrospective method through a cumulative adjustment recorded to the opening Fiscal 2019 retained earnings balance.

5.	Property and Equipment
Property and equipment, net consists of the following:

	July 1, 2017	April 1, 2017
	(millions)
Land and improvements	$16.8	$16.8
Buildings and improvements	457.7	457.2
Furniture and fixtures	690.6	687.2
Machinery and equipment	420.1	414.0
Capitalized software	558.2	549.0
Leasehold improvements	1,175.2	1,179.1
Construction in progress	21.8	33.4
	3,340.4	3,336.7
Less: accumulated depreciation	(2,067.1)	(2,020.7)
Property and equipment, net	$1,273.3	$1,316.0

6.	Other Assets and Liabilities
Prepaid expenses and other current assets consist of the following:

	July 1, 2017	April 1, 2017
	(millions)
Other taxes receivable	$135.3	$127.8
Prepaid rent expense	37.9	37.4
Restricted cash	14.0	9.8
Derivative financial instruments	13.5	23.0
Tenant allowances receivable	12.0	16.4
Prepaid samples	8.4	5.9
Prepaid software maintenance	8.0	6.5
Prepaid advertising and marketing	7.3	4.1
Other prepaid expenses and current assets	62.8	49.5
Total prepaid expenses and other current assets	$299.2	$280.4

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other non-current assets consist of the following:

	July 1, 2017	April 1, 2017
	(millions)
Non-current investments	$80.1	$21.4
Restricted cash	32.0	33.7
Security deposits	26.4	26.5
Derivative financial instruments	—	9.6
Other non-current assets	36.2	40.0
Total other non-current assets	$174.7	$131.2
Accrued expenses and other current liabilities consist of the following:

	July 1, 2017	April 1, 2017
	(millions)
Accrued inventory	$211.6	$154.9
Other taxes payable	203.8	172.2
Accrued operating expenses	196.8	188.0
Accrued payroll and benefits	142.0	173.5
Restructuring reserve	118.9	140.8
Dividends payable	40.6	40.5
Accrued capital expenditures	30.6	45.7
Deferred income	30.6	29.7
Capital lease obligations	22.1	22.6
Derivative financial instruments	16.0	12.3
Other accrued expenses and current liabilities	6.4	2.5
Total accrued expenses and other current liabilities	$1,019.4	$982.7
Other non-current liabilities consist of the following:

	July 1, 2017	April 1, 2017
	(millions)
Capital lease obligations	$246.7	$250.9
Deferred rent obligations	209.7	211.1
Derivative financial instruments	39.2	9.4
Deferred tax liabilities	12.1	11.8
Deferred compensation	7.4	7.8
Other non-current liabilities	66.8	50.6
Total other non-current liabilities	$581.9	$541.6

7.	Impairment of Assets
During the three-month periods ended July 1, 2017 and July 2, 2016, the Company recorded non-cash impairment charges of $9.7 million and $19.4 million, primarily to write off certain fixed assets related to its domestic and international stores, shop-within-shops, and corporate offices in connection with the Way Forward Plan (see Note 8).

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Restructuring and Other Charges
A description of significant restructuring and other activities and related costs is included below.
Way Forward Plan
On June 2, 2016, the Company's Board of Directors approved a restructuring plan with the objective of delivering sustainable, profitable sales growth and long-term value creation for shareholders (the "Way Forward Plan"). The Company is refocusing on its core brands and evolving its product, marketing, and shopping experience to increase desirability and relevance. It is also evolving its operating model to enable sustainable, profitable sales growth by significantly improving quality of sales, reducing supply chain lead times, improving its sourcing, and executing a disciplined multi-channel distribution and expansion strategy. As part of the Way Forward Plan, the Company is rightsizing its cost structure and implementing a return on investment-driven financial model to free up resources to invest in the brand and drive high-quality sales. The Way Forward Plan includes strengthening the Company's leadership team and creating a more nimble organization by moving from an average of nine to six layers of management. The Way Forward Plan also includes the discontinuance of the Company's Denim & Supply brand and the integration of its denim product offerings into its Polo Ralph Lauren brand. Collectively, these actions, which were substantially completed during Fiscal 2017, resulted in a reduction in workforce and the closure of certain stores and shop-within-shops.
On March 30, 2017, the Company's Board of Directors approved the following additional restructuring-related activities associated with its Way Forward Plan: (i) the restructuring of its in-house global e-commerce platform which was in development and shifting to a more cost-effective, flexible e-commerce platform through a new agreement with Salesforce's Commerce Cloud, formerly known as Demandware; (ii) the closure of its Polo store at 711 Fifth Avenue in New York City; and (iii) the further streamlining of the organization and the execution of other key corporate actions in line with the Company's Way Forward Plan. Together, these actions are an important part of the Company's efforts to achieve its stated objective to return to sustainable, profitable growth and invest in the future. These additional restructuring-related activities will result in a further reduction in workforce and the closure of certain corporate office and store locations, and are expected to be substantially completed by the end of Fiscal 2018.
In connection with the Way Forward Plan, the Company currently expects to incur total estimated charges of approximately $770 million, comprised of cash-related restructuring charges of approximately $450 million and non-cash charges of approximately $320 million. Cumulative cash and non-cash charges incurred since inception were $315.7 million and $287.7 million, respectively. In addition to these charges, the Company also incurred an additional non-cash charge of $155.2 million during Fiscal 2017 associated with the destruction of inventory out of current liquidation channels in line with its Way Forward Plan.
A summary of the charges recorded in connection with the Way Forward Plan during the three-month periods ended July 1, 2017 and July 2, 2016, as well as the cumulative charges recorded since its inception, is as follows:

	Three Months Ended
	July 1, 2017	July 2, 2016	Cumulative Charges
	(millions)
Cash-related restructuring charges:
Severance and benefit costs	$11.7	$77.1	$194.4
Lease termination and store closure costs	12.2	1.8	99.5
Other cash charges	2.7	1.9	21.8
Total cash-related restructuring charges	26.6	80.8	315.7
Non-cash charges:
Impairment of assets (see Note 7)	9.7	19.4	244.3
Inventory-related charges(a)	0.7	54.0	198.6
Total non-cash charges	10.4	73.4	442.9
Total charges	$37.0	$154.2	$758.6

(a)
Cumulative inventory-related charges include $155.2 million associated with the destruction of inventory out of current liquidation channels, of which $50.3 million was recorded during the three months ended July 2, 2016. Inventory-related charges are recorded within cost of goods sold in the consolidated statements of operations.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of current period activity in the restructuring reserve related to the Way Forward Plan is as follows:

	Severance and Benefit Costs	Lease Termination and Store Closure Costs	Other Cash Charges	Total
	(millions)
Balance at April 1, 2017	$94.3	$34.3	$6.6	$135.2
Additions charged to expense	11.7	12.2	2.7	26.6
Cash payments charged against reserve	(24.6)	(4.0)	(4.4)	(33.0)
Non-cash adjustments	0.6	4.9	—	5.5
Balance at July 1, 2017	$82.0	$47.4	$4.9	$134.3
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
Actions associated with the Global Reorganization Plan were completed by the end of the first quarter of Fiscal 2017 and no additional charges are expected to be incurred in relation to this plan. A summary of the charges recorded in connection with the Global Reorganization Plan during the three months ended July 2, 2016, as well as the cumulative charges recorded since its inception, is as follows:

	Three Months Ended
	July 2, 2016	Cumulative Charges
	(millions)
Cash-related restructuring charges:
Severance and benefit costs	$4.7	$69.1
Lease termination and store closure costs	0.2	8.0
Other cash charges	—	13.8
Total cash-related restructuring charges	4.9	90.9
Non-cash charges:
Impairment of assets (see Note 7)	—	27.2
Accelerated stock-based compensation expense(a)	—	8.9
Inventory-related charges(b)	—	20.4
Total non-cash charges	—	56.5
Total charges	$4.9	$147.4

(a)
Accelerated stock-based compensation expense, which is recorded within restructuring and other charges in the consolidated statements of operations, was recorded in connection with vesting provisions associated with certain separation agreements.

(b)	Inventory-related charges are recorded within cost of goods sold in the consolidated statements of operations.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of current period activity in the restructuring reserve related to the Global Reorganization Plan is as follows:

	Severance and Benefit Costs	Lease Termination and Store Closure Costs	Other Cash Charges	Total
	(millions)
Balance at April 1, 2017	$8.6	$3.4	$0.2	$12.2
Cash payments charged against reserve	(1.5)	(0.7)	—	(2.2)
Balance at July 1, 2017	$7.1	$2.7	$0.2	$10.0
Other Charges
During the three months ended July 1, 2017, the Company recorded other charges of $6.7 million (inclusive of accelerated stock-based compensation expense of $2.1 million), primarily related to the departure of Mr. Stefan Larsson as the Company's President and Chief Executive Officer and as a member of its Board of Directors, effective as of May 1, 2017. Refer to Note 10 of the Fiscal 2017 10-K for additional discussion regarding Mr. Larsson's departure.
Additionally, during the three months ended July 1, 2017, the Company recorded other charges of $3.5 million related to depreciation expense associated with the Company's former Polo store at 711 Fifth Avenue in New York City, recorded after the store closed during the first quarter of Fiscal 2018 in connection with the Way Forward Plan. Although the Company is no longer generating revenue or has any other economic activity associated with its former Polo store, it continues to incur depreciation expense due to its involvement at the time of construction.

9.	Income Taxes
Effective Tax Rate
The Company's effective tax rate, which is calculated by dividing each fiscal period's income tax benefit (provision) by pretax income (loss), was 31.4% and 32.8% during the three-month periods ended July 1, 2017 and July 2, 2016, respectively. The effective tax rates in both periods presented were lower than the U.S. federal statutory income tax rate of 35% as a result of the proportion of earnings generated in lower taxed foreign jurisdictions versus the U.S. The effective tax rate for the three months ended July 1, 2017 also reflected the negative impact of the adoption of ASU 2016-09 (see Note 4). The effective tax rate for the three months ended July 2, 2016 was also lower than the statutory income tax rate, resulting in a decrease to the tax benefit, due to additional income tax reserves mainly associated with an anticipated tax settlement, partially offset by state income tax reserve releases.
Uncertain Income Tax Benefits
The Company classifies interest and penalties related to unrecognized tax benefits as part of its income tax benefit (provision). The total amount of unrecognized tax benefits, including interest and penalties, was $64.7 million and $62.7 million as of July 1, 2017 and April 1, 2017, respectively, and is included within non-current liability for unrecognized tax benefits in the consolidated balance sheets. The net addition of $2.0 million in unrecognized tax benefits, including interest and penalties, primarily related to additional unrecognized tax benefits recorded.
The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $49.3 million and $46.7 million as of July 1, 2017 and April 1, 2017, respectively.

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
The Company files a consolidated U.S. federal income tax return, as well as tax returns in various state, local, and foreign jurisdictions. The Company is generally no longer subject to income tax examinations for years prior to its fiscal year ended April 1, 2006.

10.	Debt
Debt consists of the following:

	July 1, 2017	April 1, 2017
	(millions)
$300 million 2.125% Senior Notes(a)	$298.4	$298.1
$300 million 2.625% Senior Notes(b)	292.0	290.1
Total long-term debt	$590.4	$588.2

(a)
During its fiscal year ended April 2, 2016 ("Fiscal 2016"), the Company entered into an interest rate swap contract which it designated as a hedge against changes in the fair value of its fixed-rate 2.125% Senior Notes, as defined below (see Note 12). Accordingly, the carrying value of the 2.125% Senior Notes as of July 1, 2017 and April 1, 2017 reflects adjustments of $1.0 million and $1.2 million, respectively, for the change in fair value attributable to the benchmark interest rate. The carrying value of the 2.125% Senior Notes is also net of unamortized debt issuance costs and discount of $0.6 million and $0.7 million as of July 1, 2017 and April 1, 2017, respectively.

(b)
During Fiscal 2016, the Company entered into an interest rate swap contract which it designated as a hedge against changes in the fair value of its fixed-rate 2.625% Senior Notes, as defined below (see Note 12). Accordingly, the carrying value of the 2.625% Senior Notes as of July 1, 2017 and April 1, 2017 reflects adjustments of $6.5 million and $8.2 million, respectively, for the change in fair value attributable to the benchmark interest rate. The carrying value of the 2.625% Senior Notes is also net of unamortized debt issuance costs and discount of $1.5 million and $1.7 million as of July 1, 2017 and April 1, 2017, respectively.

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
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility, as defined below. Accordingly, the Company does not expect combined borrowings outstanding under the Commercial Paper Program and Global Credit Facility to exceed $500 million. Commercial Paper Program borrowings may be used to support the Company's general working capital and corporate needs. Maturities of commercial paper notes vary, but cannot exceed 397 days from the date of issuance. Commercial paper notes issued under the Commercial Paper Program rank equally with the Company's other forms of unsecured indebtedness. As of July 1, 2017, there were no borrowings outstanding under the Commercial Paper Program.
Revolving Credit Facilities
Global Credit Facility
In February 2015, the Company entered into an amended and restated credit facility (which was further amended in March 2016) that provides for a $500 million senior unsecured revolving line of credit through February 11, 2020 (the "Global Credit Facility") under terms and conditions substantially similar to those previously in effect. The Global Credit Facility is also used to support the issuance of letters of credit and the maintenance of the Commercial Paper Program. Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and other currencies, including Euros, Hong Kong Dollars, and Japanese Yen. The Company has the ability to expand its borrowing availability under the Global Credit Facility to $750 million, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. As of July 1, 2017, there were no borrowings outstanding under the Global Credit Facility and the Company was contingently liable for $10.2 million of outstanding letters of credit.
The Global Credit Facility contains a number of covenants that, among other things, restrict the Company's ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make certain investments. The Global Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the "leverage ratio") of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus four times consolidated rent expense for the four most recent consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, (iv) consolidated rent expense, (v) restructuring and other non-recurring expenses, and (vi) acquisition-related costs. As of July 1, 2017, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company's Global Credit Facility.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pan-Asia Credit Facilities
Certain of the Company's subsidiaries in Asia have uncommitted credit facilities with regional branches of JPMorgan Chase (the "Banks") in China and South Korea (the "Pan-Asia Credit Facilities"). These credit facilities are subject to annual renewal and may be used to fund general working capital and corporate needs of the Company's operations in the respective countries. Borrowings under the Pan-Asia Credit Facilities are guaranteed by the parent company and are granted at the sole discretion of the Banks, subject to availability of the Banks' funds and satisfaction of certain regulatory requirements. The Pan-Asia Credit Facilities do not contain any financial covenants. The Company's Pan-Asia Credit Facilities by country are as follows:

•
China Credit Facility — provides Ralph Lauren Trading (Shanghai) Co., Ltd. with a revolving line of credit of up to 50 million Chinese Renminbi (approximately $7 million) through April 5, 2018, and may also be used to support bank guarantees.

•	South Korea Credit Facility — provides Ralph Lauren (Korea) Ltd. with a revolving line of credit of up to 47 billion South Korean Won (approximately $41 million) through October 31, 2017.
As of July 1, 2017, there were no borrowings outstanding under the Pan-Asia Credit Facilities.
Refer to Note 12 of the Fiscal 2017 10-K for additional discussion of the terms and conditions of the Company's debt and credit facilities.

11.	Fair Value Measurements
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
The following table summarizes the Company's financial assets and liabilities that are measured and recorded at fair value on a recurring basis, excluding accrued interest components:

	July 1, 2017	April 1, 2017
	(millions)
Derivative assets(a)	$13.5	$32.6
Derivative liabilities(a)	55.2	21.7

(a)	Based on Level 2 measurements.
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
The Company's debt instruments are recorded at their carrying values in its consolidated balance sheets, which may differ from their respective fair values. The fair values of the Senior Notes are estimated based on external pricing data, including available quoted market prices, and with reference to comparable debt instruments with similar interest rates, credit ratings, and trading frequency, among other factors. The fair values of the Company's commercial paper notes and borrowings outstanding under its credit facilities, if any, are estimated using external pricing data, based on interest rates and credit ratings for similar issuances with the same remaining term as the Company's outstanding borrowings. Due to their short-term nature, the fair values of the Company's commercial paper notes and borrowings outstanding under its credit facilities, if any, generally approximate their carrying values.
The following table summarizes the carrying values and the estimated fair values of the Company's debt instruments:

	July 1, 2017		April 1, 2017
	Carrying Value(a)	Fair Value(b)	Carrying Value(a)	Fair Value(b)
	(millions)
$300 million 2.125% Senior Notes	$298.4	$302.0	$298.1	$302.2
$300 million 2.625% Senior Notes	292.0	305.0	290.1	302.8

(a)	See Note 10 for discussion of the carrying values of the Company's Senior Notes.

(b)	Based on Level 2 measurements.
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
During the three-month periods ended July 1, 2017 and July 2, 2016, the Company recorded non-cash impairment charges of $9.7 million and $19.4 million, respectively, to fully write off the carrying values of certain long-lived assets based upon their assumed fair values of zero. The fair values of these assets were determined based on Level 3 measurements. Inputs to these fair value measurements included estimates of the amount and timing of the assets' net future discounted cash flows based on historical experience, current trends, and market conditions. See Note 7 for further discussion of the non-cash impairment charges recorded by the Company during the fiscal periods presented.
No goodwill impairment charges were recorded during either of the three-month periods ended July 1, 2017 or July 2, 2016.

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
The following table summarizes the Company's outstanding derivative instruments on a gross basis as recorded in its consolidated balance sheets as of July 1, 2017 and April 1, 2017:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	July 1, 2017	April 1, 2017	July 1, 2017		April 1, 2017		July 1, 2017		April 1, 2017
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Cash flow hedges	$468.5	$533.2	PP	$4.4	PP	$17.7	AE	$11.5	AE	$3.7
IRS — Fixed-rate debt	600.0	600.0		—		—	ONCL	7.5	ONCL	9.4
CCS — NI	633.6	591.2		—	ONCA	9.6	ONCL	31.7		—
Total Designated Hedges	1,702.1	1,724.4		4.4		27.3		50.7		13.1
Undesignated Hedges:
FC — Undesignated hedges(c)	340.1	375.1	PP	9.1	PP	5.3	AE	4.5	AE	8.6
Total Hedges	$2,042.2	$2,099.5		$13.5		$32.6		$55.2		$21.7

(a)	FC = Forward foreign currency exchange contracts; IRS = Interest rate swap contracts; CCS = Cross-currency swap contracts; NI = Net investment hedges.

(b)	PP = Prepaid expenses and other current assets; AE = Accrued expenses and other current liabilities; ONCA = Other non-current assets; ONCL = Other non-current liabilities.

(c)	Primarily includes undesignated hedges of foreign currency-denominated intercompany loans and other intercompany balances.
The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheets on a gross basis, even when they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its derivative instruments on a net basis in accordance with the terms of each of its master netting arrangements, spread across eight separate counterparties, the amounts presented in the consolidated balance sheets as of July 1, 2017 and April 1, 2017 would be adjusted from the current gross presentation as detailed in the following table:

	July 1, 2017			April 1, 2017
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount
	(millions)
Derivative assets	$13.5	$(8.4)	$5.1	$32.6	$(18.3)	$14.3
Derivative liabilities	55.2	(8.4)	46.8	21.7	(18.3)	3.4
The Company's master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties. See Note 3 for further discussion of the Company's master netting arrangements.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the pretax impact of the effective portion of gains and losses from the Company's designated derivative instruments on its consolidated financial statements for the three-month periods ended July 1, 2017 and July 2, 2016:

	Gains (Losses) Recognized in OCI
	Three Months Ended
	July 1, 2017	July 2, 2016
	(millions)
Designated Hedges:
FC — Cash flow hedges	$(19.1)	$(5.2)
CCS — NI(a)	(40.3)	13.0
Total Designated Hedges	$(59.4)	$7.8

	Gains (Losses) Reclassified from AOCI to Earnings		Location of Gains (Losses) Reclassified from AOCI to Earnings
	Three Months Ended
	July 1, 2017	July 2, 2016
	(millions)
Designated Hedges:
FC — Cash flow hedges	$4.0	$3.3	Cost of goods sold
FC — Cash flow hedges	(0.6)	(4.7)	Foreign currency gains (losses)
Total Designated Hedges	$3.4	$(1.4)

(a)	Amounts recognized in other comprehensive income (loss) ("OCI") would be recognized in earnings only upon the sale or liquidation of the hedged net investment.
As of July 1, 2017, it is expected that $6.4 million of pretax net losses on both outstanding and matured derivative instruments deferred in AOCI will be recognized in earnings over the next twelve months. The amounts ultimately recognized in earnings will depend on exchange rates in effect when outstanding derivative instruments are settled. No material gains or losses relating to ineffective cash flow hedges were recognized during any of the fiscal periods presented.
The following table summarizes the pretax impact of gains and losses from the Company's undesignated derivative instruments on its consolidated financial statements for the three-month periods ended July 1, 2017 and July 2, 2016:

	Gains (Losses) Recognized in Earnings		Location of Gains (Losses) Recognized in Earnings
	Three Months Ended
	July 1, 2017	July 2, 2016
	(millions)
Undesignated Hedges:
FC — Undesignated hedges	$2.6	$(7.5)	Foreign currency gains (losses)
Total Undesignated Hedges	$2.6	$(7.5)
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Investments
As of July 1, 2017, the Company's short-term investments consisted of $740.5 million of time deposits and its non-current investments consisted of $80.1 million of time deposits. As of April 1, 2017, the Company's short-term investments consisted of $684.7 million of time deposits and its non-current investments consisted of $21.4 million of time deposits.
No significant realized or unrealized gains or losses on available-for-sale investments or other-than-temporary impairment charges were recorded during any of the fiscal periods presented.
Refer to Note 3 of the Fiscal 2017 10-K for further discussion of the Company's accounting policies relating to its investments.

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

14.	Equity
Summary of Changes in Equity
A reconciliation of the beginning and ending amounts of equity is presented below:

	Three Months Ended
	July 1, 2017	July 2, 2016
	(millions)
Balance at beginning of period	$3,299.6	$3,743.5
Comprehensive income (loss)	93.8	(33.2)
Dividends declared	(40.6)	(41.1)
Repurchases of common stock, including shares surrendered for tax withholdings	(14.4)	(114.9)	(a)
Stock-based compensation	21.6	17.7
Shares issued and tax benefits (shortfalls) recognized pursuant to stock-based compensation arrangements	0.1	(5.7)
Balance at end of period	$3,360.1	$3,566.3

(a)
Includes $10 million of Class A common stock delivered to the Company under its ASR Program (as defined below) during the second quarter of Fiscal 2017, which was recorded as a reduction to additional paid-in capital in the Company's consolidated balance sheet as of July 2, 2016.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Stock Repurchase Program
In June 2016, as part of its common stock repurchase program, the Company entered into an accelerated share repurchase program with a third-party financial institution under which it made an upfront payment of $100 million in exchange for an initial delivery of 0.9 million shares of its Class A common stock, representing 90% of the total shares that were ultimately expected to be delivered over the program's term (the "ASR Program"). The initial shares received, which had an aggregate cost of $90 million based on the June 20, 2016 closing share price, were immediately retired and recorded as an increase to treasury stock.
In September 2016, at the ASR Program's conclusion, the Company received 0.1 million additional shares and accordingly recorded a related $10 million increase to treasury stock during the second quarter of Fiscal 2017. The number of additional shares delivered was based on the volume-weighted average price per share of the Company's Class A common stock over the term of the ASR Program, less an agreed upon discount. The average price per share paid for all of the shares delivered under the ASR Program was $98.48.
A summary of the Company's repurchases of Class A common stock under its common stock repurchase program, including the ASR Program, during the three-month periods ended July 1, 2017 and July 2, 2016 is as follows:

	Three Months Ended
	July 1, 2017	July 2, 2016(a)
	(millions)
Cost of shares repurchased	$—	$90.0
Number of shares repurchased	0.0	0.9

(a)	Excludes 0.1 million additional shares of Class A common stock delivered to the Company under its ASR Program during the second quarter of Fiscal 2017, which had an aggregate cost of $10 million.
As of July 1, 2017, the remaining availability under the Company's Class A common stock repurchase program was approximately $100 million. Repurchases of shares of Class A common stock are subject to overall business and market conditions.
In addition, during each of the three-month periods ended July 1, 2017 and July 2, 2016, 0.2 million shares of Class A common stock, at a cost of $14.4 million and $14.9 million, respectively, were surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company's 1997 Long-Term Stock Incentive Plan, as amended (the "1997 Incentive Plan"), and its Amended and Restated 2010 Long-Term Stock Incentive Plan (the "2010 Incentive Plan").
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.
Dividends
Since 2003, the Company has maintained a regular quarterly cash dividend program on its common stock. The first quarter Fiscal 2018 dividend of $0.50 per share was declared on June 16, 2017, was payable to stockholders of record at the close of business on June 30, 2017, and was paid on July 14, 2017. Dividends paid amounted to $40.5 million and $41.4 million during the three-month periods ended July 1, 2017 and July 2, 2016, respectively.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Accumulated Other Comprehensive Income (Loss)
The following table presents OCI activity, net of tax, accumulated in equity:

	Foreign Currency Translation Gains (Losses)(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges(b)	Net Unrealized Gains (Losses) on Defined Benefit Plans(c)	Total Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at April 2, 2016	$(157.6)	$(12.0)	$(11.9)	$(181.5)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(9.0)	(3.3)	0.1	(12.2)
Amounts reclassified from AOCI to earnings	—	1.0	0.3	1.3
Other comprehensive income (loss), net of tax	(9.0)	(2.3)	0.4	(10.9)
Balance at July 2, 2016	$(166.6)	$(14.3)	$(11.5)	$(192.4)

Balance at April 1, 2017	$(206.2)	$14.6	$(6.8)	$(198.4)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	56.6	(18.8)	(0.5)	37.3
Amounts reclassified from AOCI to earnings	—	(3.2)	0.2	(3.0)
Other comprehensive income (loss), net of tax	56.6	(22.0)	(0.3)	34.3
Balance at July 1, 2017	$(149.6)	$(7.4)	$(7.1)	$(164.1)

(a)
OCI before reclassifications to earnings related to foreign currency translation gains (losses) includes an income tax benefit of $12.8 million for the three months ended July 1, 2017, and includes an income tax provision of $4.5 million for the three months ended July 2, 2016. OCI before reclassifications to earnings for the three-month periods ended July 1, 2017 and July 2, 2016 include a loss of $25.1 million (net of a $15.2 million income tax benefit) and a gain of $7.9 million (net of a $5.1 million income tax provision), respectively, related to the effective portion of changes in the fair values of the Cross-Currency Swaps designated as hedges of the Company's net investment in certain of its European subsidiaries (see Note 12).

(b)
OCI before reclassifications to earnings related to net unrealized gains (losses) on cash flow hedges are net of income tax benefits of $0.3 million and $1.9 million for the three-month periods ended July 1, 2017 and July 2, 2016, respectively. The tax effects on amounts reclassified from AOCI to earnings are presented in a table below.

(c)	Activity is presented net of taxes, which were immaterial for both periods presented.
The following table presents reclassifications from AOCI to earnings for cash flow hedges, by component:

	Three Months Ended		Location of Gains (Losses) Reclassified from AOCI to Earnings
	July 1, 2017	July 2, 2016
	(millions)
Gains (losses) on cash flow hedges(a):
FC — Cash flow hedges	$4.0	$3.3	Cost of goods sold
FC — Cash flow hedges	(0.6)	(4.7)	Foreign currency gains (losses)
Tax effect	(0.2)	0.4	Income tax benefit (provision)
Net of tax	$3.2	$(1.0)

(a)	FC = Forward foreign currency exchange contracts.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Stock-based Compensation
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
Refer to Note 18 of the Fiscal 2017 10-K for a detailed description of the Company's stock-based compensation awards, including information related to vesting terms, service and performance conditions, and payout percentages.
Impact on Results
A summary of total stock-based compensation expense and the related income tax benefits recognized during the three-month periods ended July 1, 2017 and July 2, 2016 is as follows:

	Three Months Ended
	July 1, 2017		July 2, 2016
	(millions)
Compensation expense	$21.6	(a)	$17.7
Income tax benefit	(7.9)		(6.5)

(a)
Includes $2.1 million of accelerated stock-based compensation expense recorded within restructuring and other charges in the consolidated statements of operations during the three-month period ended July 1, 2017 (see Note 8). All other stock-based compensation expense was recorded within SG&A expenses.

The Company issues its annual grants of stock-based compensation awards in the first half of each fiscal year. Due to the timing of the annual grants and other factors, including the timing and magnitude of forfeiture and performance goal achievement adjustments, as well as changes to the size and composition of the eligible employee population, stock-based compensation expense recognized during any given fiscal period is not indicative of the level of compensation expense expected to be incurred in future periods.
Stock Options
A summary of stock option activity under all plans during the three months ended July 1, 2017 is as follows:

Number of Options
(thousands)
Options outstanding at April 1, 2017	1,720
Granted	—
Exercised	—
Cancelled/Forfeited	(122)
Options outstanding at July 1, 2017	1,598
Restricted Stock Awards and Service-based RSUs
The fair values of restricted stock awards granted to non-employee directors are determined based on the fair value of the Company's Class A common stock on the date of grant. No such awards were granted during the three-month periods ended July 1, 2017 and July 2, 2016.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair values of service-based RSUs granted to certain of the Company's senior executives, as well as to certain of its other employees, are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards not entitled to accrue dividend equivalents while outstanding. The weighted-average grant date fair values of service-based RSU awards granted were $72.83 and $82.54 per share during the three-month periods ended July 1, 2017 and July 2, 2016, respectively.
A summary of restricted stock and service-based RSU activity during the three months ended July 1, 2017 is as follows:

	Number of Shares
	Restricted Stock	Service-based RSUs
	(thousands)
Nonvested at April 1, 2017	19	922
Granted	—	628
Vested	—	(294)
Forfeited	—	(58)
Nonvested at July 1, 2017	19	1,198
Performance-based RSUs
The fair values of the Company's performance-based RSUs that are not subject to a market condition in the form of a total shareholder return ("TSR") modifier are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards not entitled to accrue dividend equivalents while outstanding. The weighted-average grant date fair values of performance-based RSUs that do not contain a TSR modifier granted during the three-month periods ended July 1, 2017 and July 2, 2016 were $69.39 and $85.59 per share, respectively.
The fair values of the Company's performance-based RSUs with a TSR modifier are determined on the date of grant using a Monte Carlo simulation valuation model. This pricing model uses multiple simulations to evaluate the probability of the Company achieving various stock price levels to determine its expected TSR performance ranking. No such awards were granted during the three-month periods ended July 1, 2017 and July 2, 2016.
A summary of performance-based RSU activity during the three months ended July 1, 2017 is as follows:

	Number of Shares
	Performance-based RSUs — without TSR Modifier	Performance-based RSUs — with TSR Modifier
	(thousands)
Nonvested at April 1, 2017	788	61
Granted	391	—
Change due to performance/market condition achievement	(12)	(21)
Vested	(149)	(40)
Forfeited	(21)	—
Nonvested at July 1, 2017	997	—

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Segment Information
The Company has three reportable segments based on its business activities and organization:

•
North America — The North America segment primarily consists of sales of Ralph Lauren branded apparel, accessories, home furnishings, and related products made through the Company's wholesale and retail businesses in the U.S. and Canada, excluding Club Monaco. In North America, the Company's wholesale business is comprised primarily of sales to department stores, and to a lesser extent, specialty stores. The Company's retail business in North America is comprised of its Ralph Lauren stores, its factory stores, and its e-commerce site, www.RalphLauren.com.

•
Europe — The Europe segment primarily consists of sales of Ralph Lauren branded apparel, accessories, home furnishings, and related products made through the Company's wholesale and retail businesses in Europe and the Middle East, excluding Club Monaco. In Europe, the Company's wholesale business is comprised of a varying mix of sales to both department stores and specialty stores, depending on the country. The Company's retail business in Europe is comprised of its Ralph Lauren stores, its factory stores, its concession-based shop-within-shops, and its various e-commerce sites.

•
Asia — The Asia segment primarily consists of sales of Ralph Lauren branded apparel, accessories, home furnishings, and related products made through the Company's wholesale and retail businesses in Asia, Australia, and New Zealand. The Company's retail business in Asia is comprised of its Ralph Lauren stores, its factory stores, and its concession-based shop-within-shops. In addition, the Company sells its products through various third-party digital partner e-commerce sites. In Asia, the Company's wholesale business is comprised primarily of sales to department stores, with related products distributed through shop-within-shops.

No operating segments were aggregated to form the Company's reportable segments. In addition to these reportable segments, the Company also has other non-reportable segments, which primarily consist of (i) sales of Club Monaco branded products made through its retail businesses in the U.S., Canada, and Europe, and its licensing alliances in Europe and Asia, (ii) sales of Ralph Lauren branded products made through its wholesale business in Latin America, and (iii) royalty revenues earned through its global licensing alliances, excluding Club Monaco.
The Company's segment reporting structure is consistent with how it establishes its overall business strategy, allocates resources, and assesses performance of its business. The accounting policies of the Company's segments are consistent with those described in Notes 2 and 3 of the Fiscal 2017 10-K. Sales and transfers between segments are generally recorded at cost and treated as transfers of inventory. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment's performance is evaluated based upon net revenues and operating income before restructuring charges and certain other one-time items, such as legal charges, if any. Certain corporate overhead expenses related to global functions, most notably the Company's executive office, information technology, finance and accounting, human resources, and legal departments, largely remain at corporate. Additionally, other costs that cannot be allocated to the segments based on specific usage are also maintained at corporate, including corporate advertising and marketing expenses, depreciation and amortization of corporate assets, and other general and administrative expenses resulting from corporate-level activities and projects.
During the fourth quarter of Fiscal 2017, the Company realigned its segment reporting structure as a result of significant organizational changes implemented in connection with the Way Forward Plan. Refer to Note 20 of the Company's Fiscal 2017 Form 10-K for further discussion. All prior period segment information has been recast to reflect the realignment of the Company's segment reporting structure on a comparative basis.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net revenues and operating income (loss) for each of the Company's segments are as follows:

	Three Months Ended
	July 1, 2017	July 2, 2016
	(millions)
Net revenues:
North America	$709.7	$855.6
Europe	323.5	377.6
Asia	209.1	211.1
Other non-reportable segments	104.8	107.9
Total net revenues	$1,347.1	$1,552.2

	Three Months Ended
	July 1, 2017	July 2, 2016
	(millions)
Operating income (loss)(a):
North America	$150.5	$165.8
Europe	67.1	75.0
Asia	30.2	(37.8)
Other non-reportable segments	33.0	27.8
	280.8	230.8
Unallocated corporate expenses	(153.7)	(176.3)
Unallocated restructuring and other charges(b)	(36.8)	(85.7)
Total operating income (loss)	$90.3	$(31.2)

(a)
Segment operating income (loss) and unallocated corporate expenses during the three-month periods ended July 1, 2017 and July 2, 2016 included certain restructuring-related inventory charges (see Note 8) and asset impairment charges (see Note 7), which are detailed below:

	Three Months Ended
	July 1, 2017	July 2, 2016
	(millions)
Restructuring-related inventory charges:
North America	$(0.7)	$(6.9)
Europe	—	(7.9)
Asia	—	(36.3)
Other non-reportable segments	—	(2.9)
Total restructuring-related inventory charges	$(0.7)	$(54.0)

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	July 1, 2017	July 2, 2016
	(millions)
Asset impairment charges:
North America	$(0.6)	$(0.8)
Europe	(1.2)	(1.4)
Asia	(0.1)	(16.5)
Other non-reportable segments	(0.1)	(0.1)
Unallocated corporate expenses	(7.7)	(0.6)
Total asset impairment charges	$(9.7)	$(19.4)

(b)	The three-month periods ended July 1, 2017 and July 2, 2016 included certain unallocated restructuring and other charges (see Note 8), which are detailed below:

	Three Months Ended
	July 1, 2017	July 2, 2016
	(millions)
Unallocated restructuring and other charges:
North America-related	$(12.0)	$(18.0)
Europe-related	(0.1)	(10.5)
Asia-related	3.3	(1.5)
Other non-reportable segment-related	(4.8)	(2.1)
Corporate-related	(13.0)	(53.6)
Unallocated restructuring charges	(26.6)	(85.7)
Other charges (see Note 8)	(10.2)	—
Total unallocated restructuring and other charges	$(36.8)	$(85.7)
Depreciation and amortization expense for the Company's segments is as follows:

	Three Months Ended
	July 1, 2017	July 2, 2016
	(millions)
Depreciation and amortization:
North America	$21.0	$29.5
Europe	8.0	7.8
Asia	11.5	13.3
Other non-reportable segments	2.8	3.5
Unallocated corporate expenses	26.1	24.3
Unallocated restructuring and other charges (see Note 8)	3.5	—
Total depreciation and amortization	$72.9	$78.4

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net revenues by geographic location of the reporting subsidiary are as follows:

	Three Months Ended
	July 1, 2017	July 2, 2016
	(millions)
Net revenues(a):
The Americas(b)	$811.5	$960.6
Europe(c)	326.2	380.2
Asia(d)	209.4	211.4
Total net revenues	$1,347.1	$1,552.2

(a)	Net revenues for certain of the Company's licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.

(b)	Includes the U.S., Canada, and Latin America. Net revenues earned in the U.S. during the three-month periods ended July 1, 2017 and July 2, 2016 were $764.6 million and $910.5 million, respectively.

(c)	Includes the Middle East.

(d)	Includes Australia and New Zealand.

18.	Additional Financial Information
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
A reconciliation of cash, cash equivalents, and restricted cash as of July 1, 2017 and April 1, 2017 from the consolidated balance sheets to the consolidated statements of cash flows is as follows:

	July 1, 2017	April 1, 2017
	(millions)
Cash and cash equivalents	$830.4	$668.3
Restricted cash included within prepaid expenses and other current assets	14.0	9.8
Restricted cash included within other non-current assets	32.0	33.7
Total cash, cash equivalents, and restricted cash	$876.4	$711.8
Amounts included in restricted cash relate to cash placed in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters.
Cash Interest and Taxes
Cash paid for interest and income taxes is as follows:

	Three Months Ended
	July 1, 2017	July 2, 2016
	(millions)
Cash paid for interest	$2.6	$3.6
Cash paid for income taxes	20.8	17.5

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-cash Transactions
Non-cash investing activities included capital expenditures incurred but not yet paid of $30.6 million and $54.9 million for the three-month periods ended July 1, 2017 and July 2, 2016, respectively. Additionally, the Company recorded capital lease assets and corresponding capital lease obligations of $0.5 million and $3.8 million within its consolidated balance sheet during the three-month periods ended July 1, 2017 and July 2, 2016, respectively.
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

•	the potential impact to our business and future strategic direction resulting from our transition to our new Chief Executive Officer;

•	our ability to successfully implement our long-term growth strategy and achieve anticipated operating enhancements and cost reductions from our restructuring plans;

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

36

•
our ability to access sources of liquidity to provide for our cash needs, including our debt obligations, payment of dividends, capital expenditures, and potential repurchases of our Class A common stock, as well as the ability of our customers, suppliers, vendors, and lenders to access sources of liquidity to provide for their own cash needs;

•	the potential impact to the trading prices of our securities if our Class A common stock share repurchase activity and/or cash dividend payments differ from investors' expectations;

•	the impact of the volatile state of the global economy, stock markets, and other global economic conditions on us, our customers, suppliers, vendors, and lenders;

•
the impact to our business of events of unrest and instability that are currently taking place in certain parts of the world, as well as from any terrorist action, retaliation, and the threat of further action or retaliation;

•	our ability to open new retail stores, concession shops, and e-commerce sites in an effort to expand our direct-to-consumer presence;

•	our ability to continue to expand or grow our business internationally and the impact of related changes in our customer, channel, and geographic sales mix as a result;

•	our ability to continue to maintain our brand image and reputation and protect our trademarks;

•	our intention to introduce new products or enter into or renew alliances and exclusive relationships;

•	changes in the business of, and our relationships with, major department store customers and licensing partners;

•	the potential impact on our operations and on our suppliers and customers resulting from natural or man-made disasters;

•
the impact to our business resulting from the United Kingdom's decision to exit the European Union and the uncertainty surrounding the terms and conditions of such a withdrawal, as well as the related impact to global stock markets and currency exchange rates; and

•	our ability to make certain strategic acquisitions and successfully integrate the acquired businesses into our existing operations.
These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is included in our Annual Report on Form 10-K for the fiscal year ended April 1, 2017 (the "Fiscal 2017 10-K"). There are no material changes to such risk factors, nor are there any identifiable previously undisclosed risks as set forth in Part II, Item 1A — "Risk Factors" of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
In this Form 10-Q, references to "Ralph Lauren," "ourselves," "we," "our," "us," and the "Company" refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2018 will end on March 31, 2018 and will be a 52-week period ("Fiscal 2018"). Fiscal year 2017 ended on April 1, 2017 and was also a 52-week period ("Fiscal 2017"). The first quarter of Fiscal 2018 ended on July 1, 2017 and was a 13-week period. The first quarter of Fiscal 2017 ended on July 2, 2016 and was also a 13-week period.

INTRODUCTION
Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and notes thereto to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:

•
Overview.    This section provides a general description of our business, global economic conditions and industry trends, and a summary of our financial performance for the three months ended July 1, 2017. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three months ended July 1, 2017 as compared to the three months ended July 2, 2016.

•
Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of July 1, 2017, which includes (i) an analysis of our financial condition as compared to the prior fiscal year-end; (ii) an analysis of changes in our cash flows for the three months ended July 1, 2017 as compared to the three months ended July 2, 2016; (iii) an analysis of our liquidity, including the availability under our commercial paper borrowing program and credit facilities, common stock repurchases, payments of dividends, and our outstanding debt and covenant compliance; and (iv) a description of any material changes in our contractual and other obligations since April 1, 2017.

•	Market risk management. This section discusses any significant changes in our risk exposures related to foreign currency exchange rates, interest rates, and our investments since April 1, 2017.

•
Critical accounting policies.    This section discusses any significant changes in our critical accounting policies since April 1, 2017. Critical accounting policies typically require significant judgment and estimation on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 3 of the Fiscal 2017 10-K.

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
We diversify our business by geography (North America, Europe, and Asia, among other regions) and channels of distribution (wholesale, retail, and licensing). This allows us to maintain a dynamic balance as our operating results do not depend solely on the performance of any single geographic area or channel of distribution. Our wholesale sales are made principally to major department stores and specialty stores around the world. We also sell directly to consumers through our integrated retail channel, which includes our retail stores, concession-based shop-within-shops, and e-commerce operations around the world. In addition, we license to unrelated third parties for specified periods the right to operate retail stores and/or to use our various trademarks in connection with the manufacture and sale of designated products, such as certain apparel, eyewear, fragrances, and home furnishings.
We organize our business into the following three reportable segments:

•
North America — Our North America segment, representing approximately 57% of our Fiscal 2017 net revenues, primarily consists of sales of our Ralph Lauren branded products made through our wholesale and retail businesses in the U.S. and Canada, excluding Club Monaco. In North America, our wholesale business is comprised primarily of sales to department stores, and to a lesser extent, specialty stores. Our retail business in North America is comprised of our Ralph Lauren stores, our factory stores, and our e-commerce site, www.RalphLauren.com.

38

•
Europe — Our Europe segment, representing approximately 23% of our Fiscal 2017 net revenues, primarily consists of sales of our Ralph Lauren branded products made through our wholesale and retail businesses in Europe and the Middle East, excluding Club Monaco. In Europe, our wholesale business is comprised of a varying mix of sales to both department stores and specialty stores, depending on the country. Our retail business in Europe is comprised of our Ralph Lauren stores, our factory stores, our concession-based shop-within-shops, and our various e-commerce sites.

•
Asia — Our Asia segment, representing approximately 13% of our Fiscal 2017 net revenues, primarily consists of sales of our Ralph Lauren branded products made through our wholesale and retail businesses in Asia, Australia, and New Zealand. Our retail business in Asia is comprised of our Ralph Lauren stores, our factory stores, and our concession-based shop-within-shops. In addition, we sell our products through various third-party digital partner e-commerce sites. In Asia, our wholesale business is comprised primarily of sales to department stores, with related products distributed through shop-within-shops.

In addition to these reportable segments, we also have other non-reportable segments, representing approximately 7% of our Fiscal 2017 net revenues, which primarily consist of (i) sales of our Club Monaco branded products made through our retail businesses in the U.S., Canada, and Europe, and our licensing alliances in Europe and Asia, (ii) sales of our Ralph Lauren branded products made through our wholesale business in Latin America, and (iii) royalty revenues earned through our global licensing alliances, excluding Club Monaco.
During the fourth quarter of Fiscal 2017, we realigned our segment reporting structure as a result of significant organizational changes implemented in connection with the Way Forward Plan, as defined within "Recent Developments" below. Refer to Note 20 of our Fiscal 2017 Form 10-K for further discussion. All prior period segment information has been recast to reflect the realignment of our segment reporting structure on a comparative basis.
Approximately 40% of our Fiscal 2017 net revenues were earned outside of the U.S. See Note 17 to the accompanying consolidated financial statements for a summary of net revenues and operating income by segment, as well as net revenues by geographic location.
Our business is typically affected by seasonal trends, with higher levels of wholesale sales in our second and fourth fiscal quarters and higher retail sales in our second and third fiscal quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school, and holiday shopping periods impacting our retail business. In addition, fluctuations in net sales, operating income, and cash flows in any fiscal quarter may be affected by other events impacting retail sales, such as changes in weather patterns. Accordingly, our operating results and cash flows for the three-month period ended July 1, 2017 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2018.
Global Economic Conditions and Industry Trends
The global economy and our industry are impacted by many different influences. Certain worldwide events, including political unrest, acts of terrorism, monetary policy changes, and currency and commodity price changes, increase volatility in the global economy. In addition, the current domestic and international political environment, including potential changes to U.S. policies related to global trade, taxation, immigration, and healthcare have also resulted in uncertainty surrounding the future state of the global economy. As our international business continues to grow and since the majority of our products are produced outside of the U.S., major changes in tax policies or trade relations could have a material adverse effect on our business or operating results. Our results also have been, and are expected to continue to be, impacted by foreign exchange rate fluctuations.
In addition, the retail landscape in which we operate is evolving, with consumers continuing to diversify the channels in which they transact and shifting their shopping preference from physical stores to online. This along with other factors has resulted in many retailers, including certain of our large wholesale customers, becoming highly promotional and aggressively marking down their merchandise in an attempt to offset declines in physical store traffic. The retail industry, particularly in the U.S., has also experienced numerous bankruptcies, restructurings, and ownership changes in recent years. Certain of our operations, including our North America wholesale business, have been negatively impacted by these dynamics. Changes in economic conditions and continuation of these industry trends could further impact consumer spending and consumption behavior in our industry, which could have a material adverse effect on our business or operating results.
We have implemented various operating strategies globally to help address many of these current challenges, and continue to build a foundation for long-term profitable growth centered around strengthening our consumer-facing areas of product, stores, and marketing across channels and driving a more efficient operating model. In connection with these strategies, we are taking deliberate actions to ensure promotional consistency across channels and enhance the overall brand and shopping experience, including reducing shipments to better align with underlying demand and lower inventory levels. Additionally, we are optimizing our wholesale distribution channel by closing 20% to 25% of our underperforming U.S. department store points of distribution by the end of Fiscal 2018. We also plan to move to a more cost-effective and flexible e-commerce platform for our directly operated digital businesses, with the expectation to deliver a more brand enhancing and consistent customer experience across our global digital ecosystem. See our restructuring activities as described within "Recent Developments" below for further discussion. Although the dilutive effects of the investments that we are making in our business and our quality of sales initiatives may create operating profit pressure in the near-term, we expect that these initiatives will create longer-term shareholder value.
We will continue to monitor these conditions and trends and evaluate and adjust our operating strategies and foreign currency and cost management opportunities to help mitigate the related impact on our results of operations, while remaining focused on the long-term growth of our business and protecting the value of our brand.
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A - "Risk Factors" in our Fiscal 2017 10-K.
Summary of Financial Performance
Operating Results
During the three months ended July 1, 2017, we reported net revenues of $1.347 billion, net income of $59.5 million, and net income per diluted share of $0.72, as compared to net revenues of $1.552 billion, a net loss of $22.3 million, and net loss per diluted share of $0.27 during the three months ended July 2, 2016. The comparability of our operating results has been affected by restructuring-related charges, impairment of assets, and certain other charges, as discussed further below.
Our operating performance for the three months ended July 1, 2017 reflected a decline in net revenues of 13.2% on a reported basis and 11.9% on a constant currency basis, as defined within "Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition" below. The decline in reported net revenues for the three months ended July 1, 2017 was primarily due to lower sales from our North America and Europe segments driven by the impact of certain brand discontinuances and our quality of sales initiatives, including lower levels of promotional activity and a strategic reduction in shipments, as well as lower consumer demand.
Our gross profit as a percentage of net revenues increased by 560 basis points to 63.2% during the three months ended July 1, 2017, primarily driven by lower non-cash inventory-related charges recorded in connection with the Way Forward Plan, lower levels of promotional activity in connection with our long-term growth strategy, favorable geographic and channel mix, and lower sourcing costs, partially offset by net unfavorable foreign currency effects.
Selling, general, and administrative ("SG&A") expenses as a percentage of net revenues increased slightly by 10 basis points to 52.6% during the three months ended July 1, 2017, primarily due to operating deleverage on lower net revenues and the unfavorable impact attributable to geographic and channel mix, as a greater portion of our revenue was generated by our international retail businesses. These increases were largely offset by our operational discipline and cost savings associated with our restructuring activities.
Net income increased by $81.8 million during the three months ended July 1, 2017 as compared to the three months ended July 2, 2016, primarily due to a $121.5 million increase in operating income, partially offset by a $38.2 million increase in our income tax provision. Net income per diluted share increased by $0.99 to $0.72 per share during the three months ended July 1, 2017, as compared to the three months ended July 2, 2016, due to the higher level of net income and lower weighted-average diluted shares outstanding.
Our operating results during the three-month periods ended July 1, 2017 and July 2, 2016 were negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $47.2 million and $159.1 million, respectively, which had an after-tax effect of reducing net income by $31.6 million, or $0.39 per diluted share, and $111.8 million, or $1.33 per diluted share, respectively.
Financial Condition and Liquidity
We ended the first quarter of Fiscal 2018 in a net cash and investments position (cash and cash equivalents plus short-term and non-current investments, less total debt) of $1.061 billion, as compared to $786.2 million as of the end of Fiscal 2017. The increase in our net cash and investments position at July 1, 2017 as compared to April 1, 2017 was primarily due to our operating cash flows of $334.2 million, partially offset by our use of cash to invest in our business through $41.9 million in capital expenditures and to make dividend payments of $40.5 million.
We generated $334.2 million of cash from operations during the three months ended July 1, 2017, compared to $242.9 million during the three months ended July 2, 2016. The increase in our operating cash flows was due to a net favorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period, partially offset by a decline in net income before non-cash charges.
Our equity increased to $3.360 billion as of July 1, 2017 compared to $3.300 billion as of April 1, 2017, primarily attributable to our comprehensive income and the net impact of stock-based compensation arrangements, partially offset by our dividends declared during the three months ended July 1, 2017.
Recent Developments
Change in Chief Executive Officer
Consistent with our announcement on February 2, 2017, Mr. Stefan Larsson departed as the Company's President and Chief Executive Officer and as a member of our Board of Directors, effective as of May 1, 2017. In connection with Mr. Larsson's departure, we recorded cumulative other charges of $17.0 million, of which $5.6 million was recorded during the three months ended July 1, 2017. We do not expect to incur additional charges related to Mr. Larsson's departure. See Note 8 to our accompanying consolidated financial statements for further discussion of the charges recorded in connection with Mr. Larsson's departure.
Subsequent to Mr. Larsson's departure, Mr. Patrice Louvet was appointed as the Company's new President and Chief Executive Officer and as a member of our Board of Directors, effective in July 2017.
Way Forward Plan
On June 2, 2016, our Board of Directors approved a restructuring plan with the objective of delivering sustainable, profitable sales growth and long-term value creation for shareholders (the "Way Forward Plan"). We are refocusing on our core brands and evolving our product, marketing, and shopping experience to increase desirability and relevance. We are also evolving our operating model to enable sustainable, profitable sales growth by significantly improving quality of sales, reducing supply chain lead times, improving our sourcing, and executing a disciplined multi-channel distribution and expansion strategy. As part of the Way Forward Plan, we are rightsizing our cost structure and implementing a return on investment-driven financial model to free up resources to invest in the brand and drive high-quality sales. The Way Forward Plan includes strengthening our leadership team and creating a more nimble organization by moving from an average of nine to six layers of management. The Way Forward Plan also includes the discontinuance of our Denim & Supply brand and the integration of our denim product offerings into our Polo Ralph Lauren brand. Collectively, these actions, which were substantially completed during Fiscal 2017, resulted in a reduction in workforce and the closure of certain stores and shop-within-shops, and are expected to result in gross annualized expense savings of approximately $180 million to $220 million.
On March 30, 2017, our Board of Directors approved the following additional restructuring-related activities associated with the Way Forward Plan: (i) the restructuring of our in-house global e-commerce platform which was in development and shifting to a more cost-effective, flexible e-commerce platform through a new agreement with Salesforce's Commerce Cloud, formerly known as Demandware; (ii) the closure of our Polo store at 711 Fifth Avenue in New York City; and (iii) the further streamlining of the organization and the execution of other key corporate actions in line with the Way Forward Plan. These actions, which are expected to be completed by the end of Fiscal 2018, are an important part of our efforts to achieve our stated objective to return to sustainable, profitable growth and invest in the future. These additional restructuring-related activities will result in a further reduction in workforce and the closure of certain corporate office and store locations, and are expected to result in additional gross annualized expense savings of approximately $140 million.
In connection with the Way Forward Plan, we currently expect to incur total estimated charges of approximately $770 million, comprised of cash-related restructuring charges of approximately $450 million and non-cash charges of approximately $320 million. Cumulative charges incurred since inception were $603.4 million, of which $37.0 million was recorded during the three months ended July 1, 2017. In addition to these charges, we also incurred an additional non-cash charge of $155.2 million during Fiscal 2017 associated with the destruction of inventory out of current liquidation channels in line with our Way Forward Plan. See Notes 7 and 8 to our accompanying consolidated financial statements for detailed discussions of the charges recorded in connection with the Way Forward Plan.

Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition
The comparability of our operating results for the three-month periods ended July 1, 2017 and July 2, 2016 has been affected by certain events, including charges incurred in connection with our restructuring plans, as well as certain other charges, as summarized below (references to "Notes" are to the notes to the accompanying consolidated financial statements):

	Three Months Ended
	July 1, 2017	July 2, 2016
	(millions)
Impairment of assets (see Note 7)	$(9.7)	$(19.4)
Restructuring and other charges (see Note 8)	(36.8)	(85.7)
Restructuring-related inventory charges (see Note 8)(a)	(0.7)	(54.0)
Total charges	$(47.2)	$(159.1)

(a)	Non-cash restructuring-related inventory charges are recorded within cost of goods sold in the consolidated statements of operations.
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

RESULTS OF OPERATIONS
Three Months Ended July 1, 2017 Compared to Three Months Ended July 2, 2016
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	July 1, 2017	July 2, 2016	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$1,347.1	$1,552.2	$(205.1)	(13.2%)
Cost of goods sold(a)	(495.9)	(657.6)	161.7	(24.6%)
Gross profit	851.2	894.6	(43.4)	(4.8%)
Gross profit as % of net revenues	63.2%	57.6%		560 bps
Selling, general, and administrative expenses(a)	(708.4)	(814.7)	106.3	(13.0%)
SG&A expenses as % of net revenues	52.6%	52.5%		10 bps
Amortization of intangible assets	(6.0)	(6.0)	—	(0.5%)
Impairment of assets	(9.7)	(19.4)	9.7	(50.0%)
Restructuring and other charges(a)	(36.8)	(85.7)	48.9	(57.1%)
Operating income (loss)	90.3	(31.2)	121.5	(389.4%)
Operating income (loss) as % of net revenues	6.7%	(2.0%)		870 bps
Foreign currency gains	0.1	2.4	(2.3)	(97.8%)
Interest expense	(5.0)	(3.4)	(1.6)	48.2%
Interest and other income, net	2.3	0.9	1.4	144.4%
Equity in losses of equity-method investees	(0.9)	(1.9)	1.0	(54.0%)
Income (loss) before income taxes	86.8	(33.2)	120.0	(361.5%)
Income tax benefit (provision)	(27.3)	10.9	(38.2)	(350.4%)
Effective tax rate(b)	31.4%	32.8%		(140 bps)
Net income (loss)	$59.5	$(22.3)	$81.8	(367.0%)
Net income (loss) per common share:
Basic	$0.73	$(0.27)	$1.00	(370.4%)
Diluted	$0.72	$(0.27)	$0.99	(366.7%)

(a)	Includes total depreciation expense of $66.9 million and $72.4 million for the three-month periods ended July 1, 2017 and July 2, 2016, respectively.

(b)	Effective tax rate is calculated by dividing the income tax benefit (provision) by income (loss) before income taxes.
NM Not meaningful.
Net Revenues.    Net revenues decreased by $205.1 million, or 13.2%, to $1.347 billion during the three months ended July 1, 2017 as compared to the three months ended July 2, 2016, including net unfavorable foreign currency effects of $20.5 million. On a constant currency basis, net revenues decreased by $184.6 million, or 11.9%.
The following table summarizes the percentage change in our consolidated comparable store sales for the three months ended July 1, 2017 as compared to the prior fiscal year period on both a reported and constant currency basis:

	As Reported	Constant Currency
E-commerce comparable store sales	(16%)	(16%)
Comparable store sales excluding e-commerce	(5%)	(4%)
Total comparable store sales	(7%)	(6%)

Our global average store count increased by 9 stores and concession shops during the three months ended July 1, 2017 compared with the three months ended July 2, 2016, primarily due to new concession shop openings in Asia, partially offset by global store closures primarily associated with the Way Forward Plan. The following table details our retail store presence by segment as of the periods presented:

	July 1, 2017	July 2, 2016
Freestanding Stores:
North America	216	220
Europe	82	83
Asia	90	101
Other non-reportable segments	79	81
Total freestanding stores	467	485

Concession Shops:
Europe	31	36
Asia	591	560
Other non-reportable segments	2	2
Total concession shops	624	598
Total stores	1,091	1,083
In addition to our stores, we sell products online in North America and Europe through our various e-commerce sites, which include www.RalphLauren.com and www.ClubMonaco.com, among others. In Asia, we sell products online through e-commerce sites of various third-party digital partners.
Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the comparable prior year period, are provided below:

	Three Months Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	July 1, 2017	July 2, 2016	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$709.7	$855.6	$(145.9)	$(1.1)	$(144.8)	(17.1%)	(16.9%)
Europe	323.5	377.6	(54.1)	(15.4)	(38.7)	(14.3%)	(10.2%)
Asia	209.1	211.1	(2.0)	(3.1)	1.1	(1.0%)	0.5%
Other non-reportable segments	104.8	107.9	(3.1)	(0.9)	(2.2)	(2.7%)	(1.9%)
Total net revenues	$1,347.1	$1,552.2	$(205.1)	$(20.5)	$(184.6)	(13.2%)	(11.9%)
North America net revenues — Net revenues decreased by $145.9 million, or 17.1%, during the three months ended July 1, 2017 as compared to the three months ended July 2, 2016, including net unfavorable foreign currency effects of $1.1 million. On a constant currency basis, net revenues decreased by $144.8 million, or 16.9%.
The $145.9 million net decline in North America net revenues was driven by:

•
a $114.2 million net decrease related to our North America wholesale business, largely driven by a strategic reduction of shipments (including within the off-price channel) in connection with our long-term growth strategy, the impact of certain brand discontinuances, and the continued challenging department store traffic trends, which contributed to a more competitive retail environment; and

44

•
a $32.1 million net decrease in comparable store sales, primarily driven by lower sales from our Ralph Lauren e-commerce operations and certain of our retail stores due in part to a decline in traffic, as well as lower levels of promotional activity and a planned reduction in inventory in connection with our long-term growth strategy. The following table summarizes our comparable store sales percentages on both a reported and constant currency basis related to our North America retail business:

	As Reported	Constant Currency
E-commerce comparable store sales	(22%)	(22%)
Comparable store sales excluding e-commerce	(5%)	(4%)
Total comparable store sales	(8%)	(8%)
These declines were partially offset by a $0.4 million net increase in non-comparable store sales.
Europe net revenues — Net revenues decreased by $54.1 million, or 14.3%, during the three months ended July 1, 2017 as compared to the three months ended July 2, 2016, including net unfavorable foreign currency effects of $15.4 million. On a constant currency basis, net revenues decreased by $38.7 million, or 10.2%.
The $54.1 million net decline in Europe net revenues was driven by:

•
a $44.9 million net decrease related to our Europe wholesale business, approximately half of which was due to a shift in the timing of certain shipments. The remaining decline was driven by the impact of certain brand discontinuances and a strategic reduction of shipments within the off-price channel in connection with our long-term growth strategy, as well as unfavorable foreign currency effects of $5.4 million; and

•
a $19.7 million net decrease in comparable store sales, including net unfavorable foreign currency effects of $7.8 million. Our comparable store sales decreased by $11.9 million on a constant currency basis, primarily driven by lower sales from certain of our retail stores due in part to lower levels of promotional activity in connection with our long-term growth strategy. The following table summarizes our comparable store sales percentages on both a reported and constant currency basis related to our Europe retail business:

	As Reported	Constant Currency
E-commerce comparable store sales	(7%)	(5%)
Comparable store sales excluding e-commerce	(12%)	(8%)
Total comparable store sales	(11%)	(8%)
These declines were partially offset by a $10.5 million net increase in non-comparable store sales, primarily driven by new store openings during the past twelve months, partially offset by net unfavorable foreign currency effects of $2.2 million.
Asia net revenues — Net revenues decreased by $2.0 million, or 1.0%, during the three months ended July 1, 2017 as compared to the three months ended July 2, 2016, including net unfavorable foreign currency effects of $3.1 million. On a constant currency basis, net revenues increased by $1.1 million, or 0.5%.
The $2.0 million net decline in Asia net revenues was driven by:

•	a $3.0 million net decrease related to our Asia wholesale business, primarily driven by lower sales in Japan and South Korea and net unfavorable foreign currency effects of $0.3 million; and

•
a $0.3 million net decrease in non-comparable store sales, primarily driven by the strategic closure of certain of our retail stores and net unfavorable foreign currency effects of $1.4 million, largely offset by new concession shop openings during the past twelve months.

These declines were partially offset by:

•
a $1.3 million net increase in comparable store sales, including net unfavorable foreign currency effects of $1.4 million. Our comparable store sales increased by $2.7 million on a constant currency basis, primarily driven by higher sales from certain of our retail locations due in part to increased traffic, partially offset by the impact of lower levels of promotional activity in connection with our long-term growth strategy. The following table summarizes our comparable store sales percentage on both a reported and constant currency basis related to our Asia retail business:

	As Reported	Constant Currency
Total comparable store sales(a)	1%	2%

(a)	Comparable store sales for our Asia segment were comprised primarily of sales made through our stores and concession shops.
Gross Profit.    Gross profit decreased by $43.4 million, or 4.8%, to $851.2 million for the three months ended July 1, 2017. Gross profit during the three-month periods ended July 1, 2017 and July 2, 2016 reflected non-cash inventory-related charges of $0.7 million and $54.0 million, respectively, recorded in connection with the Way Forward Plan. Gross profit as a percentage of net revenues increased by 560 basis points to 63.2% for the three months ended July 1, 2017 from 57.6% for the three months ended July 2, 2016. This increase was primarily driven by the lower non-cash inventory-related charges recorded in connection with the Way Forward Plan during the three months ended July 1, 2017 as compared to the comparable prior year period, lower levels of promotional activity in connection with our long-term growth strategy, favorable geographic and channel mix, and lower sourcing costs, partially offset by net unfavorable foreign currency effects.
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
Selling, General, and Administrative Expenses.    SG&A expenses primarily include compensation and benefits, advertising and marketing, distribution, bad debt, information technology, facilities, legal, and other costs associated with finance and administration. SG&A expenses decreased by $106.3 million, or 13.0%, to $708.4 million for the three months ended July 1, 2017. This decrease included a net favorable foreign currency effect of $10.6 million. SG&A expenses as a percentage of net revenues increased slightly to 52.6% for the three months ended July 1, 2017 from 52.5% for the three months ended July 2, 2016. The 10 basis point increase was primarily due to operating deleverage on lower net revenues, as previously discussed, and the unfavorable impact attributable to geographic and channel mix, as a greater portion of our revenue was generated by our international retail businesses (which typically carry higher operating expense margins). These increases were largely offset by our operational discipline and cost savings associated with our restructuring activities, as well as the favorable impact related to Mr. Ralph Lauren electing to forgo his Fiscal 2017 executive incentive bonus.
The $106.3 million net decline in SG&A expenses was driven by:

Three Months Ended July 1, 2017 Compared to Three Months Ended July 2, 2016
(millions)
SG&A expense category:
Compensation-related expenses(a)	$(50.2)
Marketing and advertising expenses	(14.9)
Rent and occupancy expenses	(9.9)
Depreciation expense	(8.9)
Consulting fees	(7.5)
Shipping and handling costs	(5.8)
Other	(9.1)
Total change in SG&A expenses	$(106.3)

(a)	Includes the favorable impact of $7.6 million related to Mr. Ralph Lauren electing to forgo his Fiscal 2017 executive incentive bonus.
During the remainder of Fiscal 2018, we continue to expect a certain amount of operating expense deleverage driven by the anticipated decline in sales associated with our quality of sale initiatives outpacing the decline in our operating expenses, as we begin to anniversary certain cost savings initiatives executed during Fiscal 2017 in connection with the Way Forward Plan. In addition, we will continue to invest in our long-term strategic initiatives, including expansion and renovations of our retail stores and concession shops.
Amortization of Intangible Assets.    Amortization of intangible assets remained flat at $6.0 million during the three-month periods ended July 1, 2017 and July 2, 2016.
Impairment of Assets. During the three-month periods ended July 1, 2017 and July 2, 2016, we recorded non-cash impairment charges of $9.7 million and $19.4 million, respectively, primarily to write off certain fixed assets related to our domestic and international stores, shop-within-shops, and corporate offices in connection with the Way Forward Plan. See Note 7 to the accompanying consolidated financial statements.
Restructuring and Other Charges. During the three-month periods ended July 1, 2017 and July 2, 2016, we recorded restructuring charges of $26.6 million and $85.7 million, respectively, in connection with our restructuring plans, consisting of severance and benefit costs, lease termination and store closure costs, and other cash charges. In addition, during the three months ended July 1, 2017, we recorded other charges of $10.2 million primarily related to the departure of Mr. Stefan Larsson and depreciation expense associated with our former Polo store at 711 Fifth Avenue in New York City recorded after the store closed during the first quarter of Fiscal 2018 in connection with the Way Forward Plan. See Note 8 to the accompanying consolidated financial statements.
Operating Income (Loss).    During the three months ended July 1, 2017, we reported operating income of $90.3 million, as compared to an operating loss of $31.2 million for the three months ended July 2, 2016. Our operating results during the three-month periods ended July 1, 2017 and July 2, 2016 were negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $47.2 million and $159.1 million, respectively, as previously discussed. The $121.5 million increase in operating income also included a net unfavorable foreign currency effect of $8.9 million. Operating income as a percentage of net revenues was 6.7% for the three months ended July 1, 2017, reflecting an 870 basis point increase from the comparative prior year period. This increase was primarily driven by the net decline in restructuring-related charges, impairment of assets, and certain other charges and the increase in our gross profit margin (inclusive of unfavorable foreign currency effects), all as previously discussed.
Operating income (loss) and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the comparable prior year period, are provided below:

	Three Months Ended
	July 1, 2017		July 2, 2016
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$150.5	21.2%	$165.8	19.4%	$(15.3)	180 bps
Europe	67.1	20.7%	75.0	19.9%	(7.9)	80 bps
Asia	30.2	14.4%	(37.8)	(17.9%)	68.0	3,230 bps
Other non-reportable segments	33.0	31.5%	27.8	25.7%	5.2	580 bps
	280.8		230.8		50.0
Unallocated corporate expenses	(153.7)		(176.3)		22.6
Unallocated restructuring and other charges	(36.8)		(85.7)		48.9
Total operating income (loss)	$90.3	6.7%	$(31.2)	(2.0%)	$121.5	870 bps
North America operating margin improved by 180 basis points, primarily due to the favorable impact of 180 basis points related to our retail business, largely driven by a decline in SG&A expenses as a percentage of net revenues and the increase in our gross profit margin. The increase also reflected the favorable impact of 70 basis points related to lower non-cash charges recorded in connection with the Way Forward Plan during the three months ended July 1, 2017 as compared to the prior fiscal year. These increases in operating margin were partially offset by a 70 basis point decline related to our wholesale business, driven by the largely planned decline in sales related to our quality of sales initiatives outpacing the decline in operating expenses.

Europe operating margin improved by 80 basis points, primarily due to the favorable impact of 310 basis points related to our retail business, largely driven by the increase in our gross profit margin, partially offset by an increase in SG&A expenses as a percentage of net revenues. The increase also reflected the favorable impact of 200 basis points related to lower non-cash charges recorded in connection with the Way Forward Plan during the three months ended July 1, 2017 as compared to the prior fiscal year and 20 basis points attributable to other factors, including favorable channel mix. These increases in operating margin were partially offset by both a 240 basis point decline related to our wholesale business, largely driven by an increase in SG&A expenses as a percentage of net revenues, and unfavorable foreign currency effects of 210 basis points.
Asia operating margin improved by 3,230 basis points, primarily due to the favorable impact of 2,490 basis points related to lower non-cash charges recorded in connection with the Way Forward Plan during the three months ended July 1, 2017 as compared to the prior fiscal year. The increase also reflected the favorable impact of 710 basis points related to our retail business, largely driven by a decline in SG&A expenses as a percentage of net revenues and the increase in our gross profit margin. The improvement also reflected favorable foreign currency effects of 120 basis points. These increases in operating margin were partially offset by a 90 basis point decline related to our wholesale business.
Unallocated corporate expenses decreased by $22.6 million to $153.7 million during the three months ended July 1, 2017. The decline in unallocated corporate expenses was primarily due to lower compensation-related expenses of $28.4 million (inclusive of the favorable impact of $7.6 million related to Mr. Ralph Lauren electing to forgo his Fiscal 2017 executive incentive bonus) and lower marketing and advertising expenses of $8.3 million. These declines were partially offset by higher impairment of asset charges of $7.1 million and higher other operating expenses of $7.0 million.
Unallocated restructuring and other charges decreased by $48.9 million to $36.8 million during the three months ended July 1, 2017, as previously discussed above and in Note 8 to the accompanying consolidated financial statements.
Non-operating Expense, net. Non-operating expense, net is comprised of net foreign currency gains (losses), interest expense, interest and other income, net, and equity in losses from our equity-method investees. Non-operating expense, net increased by $1.5 million during the three months ended July 1, 2017 as compared to the three months ended July 2, 2016, as the decline in foreign currency gains and the increase in interest expense were mostly offset by the increase in interest and other income, net and the decline in equity in losses of equity-method investees. Non-operating expense, net was not material during any of the fiscal periods presented.
Income Tax Benefit (Provision).    The income tax benefit (provision) represents federal, foreign, state and local income taxes. We reported an income tax provision of $27.3 million for the three months ended July 1, 2017, as compared to an income tax benefit of $10.9 million for the three months ended July 2, 2016. The 31.4% effective tax rate for the three months ended July 1, 2017 was lower than the statutory tax rate primarily due to the tax impact of earnings in lower taxed foreign jurisdictions versus the U.S., partially offset by the tax impact of the adoption of Accounting Standards Update No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). See Note 4 to the accompanying consolidated financial statements for additional information relating to our adoption of ASU 2016-09. The 32.8% effective tax rate for the three months ended July 2, 2016 was lower than the statutory tax rate primarily due to the tax impact of earnings in lower taxed foreign jurisdictions versus the U.S. and additional income tax reserves largely associated with an anticipated tax settlement, partially offset by state income tax reserve releases. Our effective tax rate will change from period to period based on various factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.
Net Income (Loss).    We reported net income of $59.5 million for the three months ended July 1, 2017, as compared to a net loss of $22.3 million for the three months ended July 2, 2016. The increase in net income was primarily due to the increase in operating income, partially offset by the increase in our income tax provision, as previously discussed. Our operating results during the three-month periods ended July 1, 2017 and July 2, 2016 were negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $47.2 million and $159.1 million, respectively, which had an after-tax effect of reducing net income by $31.6 million and $111.8 million, respectively.
Net Income (Loss) per Diluted Share.    We reported net income per diluted share of $0.72 for the three months ended July 1, 2017, as compared to a net loss per diluted share of $0.27 for the three months ended July 2, 2016. The $0.99 per share increase was due to the higher level of net income, as previously discussed, and lower weighted-average diluted shares outstanding during the three months ended July 1, 2017 driven by our share repurchases during the last twelve months. Net income (loss) per diluted share for the three-month periods ended July 1, 2017 and July 2, 2016 were negatively impacted by $0.39 per share and $1.33 per share, respectively, as a result of restructuring-related charges, impairment of assets, and certain other charges, as previously discussed.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of July 1, 2017 and April 1, 2017:

	July 1, 2017	April 1, 2017	$ Change
	(millions)
Cash and cash equivalents	$830.4	$668.3	$162.1
Short-term investments	740.5	684.7	55.8
Non-current investments(a)	80.1	21.4	58.7
Long-term debt(b)	(590.4)	(588.2)	(2.2)
Net cash and investments(c)	$1,060.6	$786.2	$274.4
Equity	$3,360.1	$3,299.6	$60.5

(a)	Recorded within other non-current assets in our consolidated balance sheets.

(b)	See Note 10 to the accompanying consolidated financial statements for discussion of the carrying value of our long-term debt.

(c)	"Net cash and investments" is defined as cash and cash equivalents, plus short-term and non-current investments, less total debt.
The increase in our net cash and investments position at July 1, 2017 as compared to April 1, 2017 was primarily due to our operating cash flows of $334.2 million, partially offset by our use of cash to invest in our business through $41.9 million in capital expenditures and to make dividend payments of $40.5 million.
The increase in equity was primarily attributable to our comprehensive income and the net impact of stock-based compensation arrangements, partially offset by our dividends declared during the three months ended July 1, 2017.
Cash Flows
The following table details our cash flows for the three-month periods ended July 1, 2017 and July 2, 2016:

	Three Months Ended
	July 1, 2017	July 2, 2016	$ Change
	(millions)
Net cash provided by operating activities	$334.2	$242.9	$91.3
Net cash used in investing activities	(128.5)	(41.2)	(87.3)
Net cash used in financing activities	(61.0)	(186.4)	125.4
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	19.9	(14.6)	34.5
Net increase in cash, cash equivalents, and restricted cash	$164.6	$0.7	$163.9

Net Cash Provided by Operating Activities.    Net cash provided by operating activities increased to $334.2 million during the three months ended July 1, 2017, as compared to $242.9 million during the three months ended July 2, 2016. The $91.3 million net increase in cash provided by operating activities was due to a net favorable change related to our operating assets and liabilities, including our working capital, partially offset by a decline in net income before non-cash charges. The net increase related to our working capital was primarily driven by:

•	a decline in our inventory levels, largely driven by our inventory management initiatives, lower sourcing costs, and the timing of inventory receipts; and

•	favorable changes in our (i) income tax receivables and payables and (ii) prepaid expenses and other current assets, both largely driven by the timing of cash collections and payments.
These increases related to our working capital were partially offset by an unfavorable change in our accounts payable and accrued liabilities, largely driven by the timing of payments.
Net Cash Used in Investing Activities.    Net cash used in investing activities was $128.5 million during the three months ended July 1, 2017, as compared to $41.2 million during the three months ended July 2, 2016. The $87.3 million net increase in cash used in investing activities was primarily driven by:

•
a $120.7 million increase in purchases of investments, less proceeds from sales and maturities of investments. During the three months ended July 1, 2017, we made net investment purchases of $83.0 million, as compared to net investment sales of $37.7 million during the three months ended July 2, 2016.

This increase in cash used in investing activities was partially offset by:

•
a $35.7 million decline in capital expenditures. During the three months ended July 1, 2017, we spent $41.9 million on capital expenditures, as compared to $77.6 million during the three months ended July 2, 2016. Our capital expenditures during the three months ended July 1, 2017 primarily related to our global retail and department store renovations, new store openings, and the continued enhancements to our global information technology systems.

Net Cash Used in Financing Activities.    Net cash used in financing activities was $61.0 million during the three months ended July 1, 2017, as compared to $186.4 million during the three months ended July 2, 2016. The $125.4 million net decrease in cash used in financing activities was primarily driven by:

•
a $100.5 million decline in cash used to repurchase shares of our Class A common stock. During the three months ended July 1, 2017, $14.4 million in shares of Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our long-term stock incentive plans. On a comparative basis, during the three months ended July 2, 2016, we used $100.0 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $14.9 million in shares of Class A common stock were surrendered or withheld for taxes; and

•
a $26.1 million decline in cash used to repay debt, less proceeds from debt issuances. We did not issue or repay any debt during the three months ended July 1, 2017. On a comparative basis, during the three months ended July 2, 2016, we issued $943.9 million of commercial paper notes, which was offset by an equal amount of commercial paper repayments. Additionally, we repaid $26.1 million of borrowings previously outstanding under our credit facilities during the three months ended July 2, 2016.

Sources of Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, our available cash and cash equivalents and short-term investments, availability under our credit facilities, our issuances of commercial paper notes, and other available financing options.
During the three months ended July 1, 2017, we generated $334.2 million of net cash flows from our operations. As of July 1, 2017, we had $1.571 billion in cash, cash equivalents, and short-term investments, of which $1.288 billion were held by our subsidiaries domiciled outside the U.S. We are not dependent on foreign cash to fund our domestic operations and do not expect to repatriate these balances to meet our domestic cash needs. However, if our plans change and we choose to repatriate any funds to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.

The following table presents our total availability, borrowings outstanding, and remaining availability under our credit facilities and Commercial Paper Program as of July 1, 2017:

	July 1, 2017
Description(a)	Total Availability	Borrowings Outstanding		Remaining Availability
	(millions)
Global Credit Facility and Commercial Paper Program(b)	$500	$10	(c)	$490
Pan-Asia Credit Facilities	48	—		48

(a)	As defined in Note 10 to the accompanying consolidated financial statements.

(b)
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility. Accordingly, we do not expect combined borrowings outstanding under the Commercial Paper Program and the Global Credit Facility to exceed $500 million.

(c)	Represents outstanding letters of credit for which we were contingently liable under the Global Credit Facility as of July 1, 2017.
We believe that our Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of July 1, 2017, there were nine financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 20%. Borrowings under the Pan-Asia Credit Facilities are guaranteed by the parent company and are granted at the sole discretion of the participating regional branches of JPMorgan Chase (the "Banks"), subject to availability of the Banks' funds and satisfaction of certain regulatory requirements. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Global Credit Facility and the Pan-Asia Credit Facilities in the event of our election to draw funds in the foreseeable future.
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
See Note 10 to the accompanying consolidated financial statements and Note 12 of the Fiscal 2017 10-K for detailed disclosure of the terms and conditions of our credit facilities.
Common Stock Repurchase Program
As of July 1, 2017, the remaining availability under our Class A common stock repurchase program was approximately $100 million. Repurchases of shares of Class A common stock are subject to overall business and market conditions. We currently do not expect to repurchase shares under our Class A common stock repurchase program during Fiscal 2018, as we evaluate the cash needs of our business, the sector dynamics, and the heightened level of uncertainty surrounding potential changes to U.S. taxation policies.
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
The Global Credit Facility contains a number of covenants, as described in Note 10 to the accompanying consolidated financial statements. As of July 1, 2017, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility. The Pan-Asia Credit Facilities do not contain any financial covenants.
See Note 10 to the accompanying consolidated financial statements and Note 12 of the Fiscal 2017 10-K for additional information relating to our debt and covenant compliance.
Contractual and Other Obligations
There have been no material changes to our contractual and other obligations as disclosed in our Fiscal 2017 10-K, other than those which occur in the ordinary course of business. Refer to the "Financial Condition and Liquidity — Contractual and Other Obligations" section of the MD&A in our Fiscal 2017 10-K for detailed disclosure of our contractual and other obligations as of April 1, 2017.
MARKET RISK MANAGEMENT
As discussed in Note 14 of the Fiscal 2017 10-K and Note 12 to the accompanying consolidated financial statements, we are exposed to a variety of risks, including changes in foreign currency exchange rates relating to foreign currency-denominated balances, certain anticipated cash flows from our international operations, and possible declines in the value of reported net assets of our foreign operations, as well as changes in the fair value of our fixed-rate debt relating to changes in interest rates. Consequently, at times, in the normal course of business, we employ established policies and procedures, including the use of derivative financial instruments, to manage such risks. We do not enter into derivative transactions for speculative or trading purposes.
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts will fail to meet their contractual obligations. To mitigate this counterparty credit risk, we have a policy of only entering into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. Our established policies and procedures for mitigating credit risk from derivative transactions include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties, when possible, to mitigate credit risk associated with our derivative instruments. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of July 1, 2017. However, we do have in aggregate $5.8 million of derivative instruments in net asset positions with three creditworthy financial institutions.
Foreign Currency Risk Management
We manage our exposure to changes in foreign currency exchange rates through the use of forward foreign currency exchange and cross-currency swap contracts. See Note 12 to the accompanying consolidated financial statements for a summary of the notional amounts and fair values of our forward foreign currency exchange and cross-currency swap contracts outstanding as of July 1, 2017.

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
Cross-Currency Swap Contracts
During our fiscal year ended April 2, 2016 ("Fiscal 2016"), we entered into two pay-floating rate, receive-floating rate cross-currency swaps, with notional amounts of €280 million and €274 million, which we designated as hedges of our net investment in certain of our European subsidiaries (the "Cross-Currency Swaps"). The Cross-Currency Swaps, which mature on September 26, 2018 and August 18, 2020, respectively, swap the U.S. Dollar-denominated variable interest rate payments based on the 3-month London Interbank Offered Rate ("LIBOR") plus a fixed spread for Euro-denominated variable interest rate payments based on the 3-month Euro Interbank Offered Rate plus a fixed spread. As a result, the Cross-Currency Swaps, in conjunction with the Interest Rate Swaps (as defined below), economically convert our $300 million fixed-rate 2.125% and $300 million fixed-rate 2.625% obligations to €280 million and €274 million floating-rate Euro-denominated liabilities, respectively.
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
Investment Risk Management
As of July 1, 2017, we had cash and cash equivalents on-hand of $830.4 million, consisting of deposits in interest bearing accounts and investments in money market funds and time deposits with original maturities of 90 days or less. Our other significant investments included $740.5 million of short-term investments, consisting of time deposits with original maturities greater than 90 days; $46.0 million of restricted cash placed in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters; and $80.1 million of investments with maturities greater than one year, consisting of time deposits.
We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed further below. Our investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in our investment policy. See Note 12 to the accompanying consolidated financial statements for further detail of the composition of our investment portfolio as of July 1, 2017.

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
CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are described in Note 3 of the Fiscal 2017 10-K. Our estimates are often based on complex judgments, assessments of probability, and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same set of facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the "Critical Accounting Policies" section of the MD&A in our Fiscal 2017 10-K.
There have been no significant changes in the application of our critical accounting policies since April 1, 2017.
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 4 to the accompanying consolidated financial statements for a description of certain recently issued or proposed accounting standards which have impacted our consolidated financial statements, or may impact our consolidated financial statements in future reporting periods.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
For a discussion of the Company's exposure to market risk, see "Market Risk Management" presented in Part I, Item 2 — MD&A of this Form 10-Q and incorporated herein by reference.

Item 4.	Controls and Procedures.
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
We carried out an evaluation based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our principal executive and principal financial officers have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of July 1, 2017. Except as discussed below, there has been no change in the Company's internal control over financial reporting during the fiscal quarter ended July 1, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Operating and Financial Reporting System Implementation
During the first quarter of Fiscal 2018, we completed the migration of our European operations to an operating and financial reporting information technology system, SAP, as part of a multi-year plan to integrate and upgrade our global systems and processes.

As a result of the implementation of this system, we have experienced certain changes to our processes and procedures which, in turn, resulted in changes to our internal control over financial reporting. While we expect SAP to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve. For a discussion of risks related to the implementation of new systems, see Item 1A — "Risk Factors — Risks and uncertainties associated with the implementation of information systems may negatively impact our business" in the Fiscal 2017 10-K.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Reference is made to the information disclosed under Item 3 — "Legal Proceedings" in the Fiscal 2017 10-K.

Item 1A.	Risk Factors.
Reference is made to the information disclosed under Part I, Item 1A — "Risk Factors" in the Fiscal 2017 10-K, which contains a detailed discussion of certain risk factors that could materially adversely affect the Company's business, operating results, and/or financial condition. There are no material changes to the risk factors previously disclosed, nor has the Company identified any previously undisclosed risks that could materially adversely affect the Company's business, operating results, and/or financial condition.

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
No shares of the Company's Class B common stock were converted into Class A common stock during the three months ended July 1, 2017.

(b)	Not Applicable

(c)	Stock Repurchases
The following table sets forth the repurchases of shares of the Company's Class A common stock during the three months ended July 1, 2017:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(b)
				(millions)
April 2, 2017 to April 29, 2017	1,738	$79.82	—	$100
April 30, 2017 to May 27, 2017	125,986	77.24	—	100
May 28, 2017 to July 1, 2017	70,174	66.53	—	100
	197,898		—

(a)	Represents shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.

(b)	Repurchases of shares of Class A common stock are subject to overall business and market conditions.

Item 5.	Other Information.
On and effective August 10, 2017, the Board of Directors of the Company approved and adopted the Fourth Amended and Restated By-Laws of the Company (the "Amended By-Laws") to amend certain provisions of the Company's existing by-laws. The following description of the amendments is qualified in its entirety by reference to, and should be read in conjunction with, the full text of the Amended By-Laws, a copy of which is attached hereto as Exhibit 3.3.
Article 2, Section 2.6 and Section 2.14 of the existing by-laws have been amended to update the procedures for fixing a record date for determining stockholders entitled to express consent to corporate action in writing without a meeting, including the procedures for providing notice to the Company to request that a record date be fixed for such purpose.

Item 6.	Exhibits.

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1/A (File No. 333-24733) filed June 10, 1997).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Form 8-K filed August 16, 2011).
3.3*	Fourth Amended and Restated By-Laws of the Company.
10.1*	Amendment No. 1 to the Employment Agreement, dated June 30, 2017, between the Company and Patrice Louvet.†
10.2*	Executive Officer Annual Incentive Plan, as amended as of August 10, 2017.†
12.1*	Computation of Ratio of Earnings to Fixed Charges.
31.1*	Certification of Principal Executive Officer pursuant to 17 CFR 240.13a-14(a).
31.2*	Certification of Principal Financial Officer pursuant to 17 CFR 240.13a-14(a).
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at July 1, 2017 and April 1, 2017, (ii) the Consolidated Statements of Operations for the three-month periods ended July 1, 2017 and July 2, 2016, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three-month periods ended July 1, 2017 and July 2, 2016, (iv) the Consolidated Statements of Cash Flows for the three-month periods ended July 1, 2017 and July 2, 2016, and (v) the Notes to the Consolidated Financial Statements.

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

Date: August 10, 2017

