Form 10-Q
period 2017-09-30
RALPH LAUREN CORP
filed 2017-11-09
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
At November 3, 2017, 55,394,773 shares of the registrant's Class A common stock, $.01 par value, and 25,881,276 shares of the registrant's Class B common stock, $.01 par value, were outstanding.

RALPH LAUREN CORPORATION
INDEX

		Page

PART I. FINANCIAL INFORMATION (Unaudited)
Item 1.	Financial Statements:
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Comprehensive Income	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	62
Item 4.	Controls and Procedures	62

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	63
Item 1A.	Risk Factors	63
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63
Item 6.	Exhibits	64
Signatures		65

EX-10.1
EX-10.2
EX-10.3
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101	INSTANCE DOCUMENT
EX-101	SCHEMA DOCUMENT
EX-101	CALCULATION LINKBASE DOCUMENT
EX-101	LABELS LINKBASE DOCUMENT
EX-101	PRESENTATION LINKBASE DOCUMENT
EX-101	DEFINITION LINKBASE DOCUMENT

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2017	April 1, 2017
	(millions) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,111.6	$668.3
Short-term investments	507.1	684.7
Accounts receivable, net of allowances of $248.8 million and $214.4 million	470.3	450.2
Inventories	864.6	791.5
Income tax receivable	70.5	79.4
Prepaid expenses and other current assets	300.3	280.4
Total current assets	3,324.4	2,954.5
Property and equipment, net	1,240.5	1,316.0
Deferred tax assets	143.2	125.9
Goodwill	933.0	904.6
Intangible assets, net	207.7	219.8
Other non-current assets	179.5	131.2
Total assets	$6,028.3	$5,652.0
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$298.6	$—
Accounts payable	172.8	147.7
Income tax payable	56.7	29.5
Accrued expenses and other current liabilities	1,062.0	982.7
Total current liabilities	1,590.1	1,159.9
Long-term debt	291.8	588.2
Non-current liability for unrecognized tax benefits	75.2	62.7
Other non-current liabilities	561.6	541.6
Commitments and contingencies (Note 13)
Total liabilities	2,518.7	2,352.4
Equity:
Class A common stock, par value $.01 per share; 102.0 million and 101.5 million shares issued; 55.4 million and 55.1 million shares outstanding	1.0	0.9
Class B common stock, par value $.01 per share; 25.9 million shares issued and outstanding	0.3	0.3
Additional paid-in-capital	2,348.2	2,308.8
Retained earnings	5,874.0	5,751.9
Treasury stock, Class A, at cost; 46.6 million and 46.4 million shares	(4,578.5)	(4,563.9)
Accumulated other comprehensive loss	(135.4)	(198.4)
Total equity	3,509.6	3,299.6
Total liabilities and equity	$6,028.3	$5,652.0
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(millions, except per share data) (unaudited)
Net revenues	$1,664.2	$1,820.6	$3,011.3	$3,372.8
Cost of goods sold(a)	(668.4)	(866.4)	(1,164.3)	(1,524.0)
Gross profit	995.8	954.2	1,847.0	1,848.8
Selling, general, and administrative expenses(a)	(766.7)	(803.3)	(1,475.1)	(1,618.0)
Amortization of intangible assets	(6.0)	(6.1)	(12.0)	(12.1)
Impairment of assets	(11.2)	(27.0)	(20.9)	(46.4)
Restructuring and other charges(a)	(18.6)	(41.5)	(55.4)	(127.2)
Total other operating expenses, net	(802.5)	(877.9)	(1,563.4)	(1,803.7)
Operating income	193.3	76.3	283.6	45.1
Foreign currency gains	1.7	1.1	1.8	3.5
Interest expense	(4.6)	(4.1)	(9.6)	(7.5)
Interest and other income, net	2.0	2.3	4.3	3.2
Equity in losses of equity-method investees	(1.2)	(1.9)	(2.1)	(3.8)
Income before income taxes	191.2	73.7	278.0	40.5
Income tax provision	(47.4)	(28.0)	(74.7)	(17.1)
Net income	$143.8	$45.7	$203.3	$23.4
Net income per common share:
Basic	$1.76	$0.55	$2.49	$0.28
Diluted	$1.75	$0.55	$2.47	$0.28
Weighted average common shares outstanding:
Basic	81.7	82.7	81.6	83.0
Diluted	82.3	83.2	82.4	83.7
Dividends declared per share	$0.50	$0.50	$1.00	$1.00
(a) Includes total depreciation expense of:	$(67.8)	$(69.5)	$(134.7)	$(141.9)

See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(millions) (unaudited)
Net income	$143.8	$45.7	$203.3	$23.4
Other comprehensive income, net of tax:
Foreign currency translation gains	31.1	11.1	87.7	2.1
Net gains (losses) on cash flow hedges	(2.3)	0.5	(24.3)	(1.8)
Net gains (losses) on defined benefit plans	(0.1)	0.5	(0.4)	0.9
Other comprehensive income, net of tax	28.7	12.1	63.0	1.2
Total comprehensive income	$172.5	$57.8	$266.3	$24.6

See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30, 2017	October 1, 2016
	(millions) (unaudited)
Cash flows from operating activities:
Net income	$203.3	$23.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	146.7	154.0
Deferred income tax benefit	(25.3)	(8.7)
Equity in losses of equity-method investees	2.1	3.8
Non-cash stock-based compensation expense	39.4	31.9
Non-cash impairment of assets	20.9	46.4
Non-cash restructuring-related inventory charges	1.3	135.0
Other non-cash charges	2.3	9.9
Changes in operating assets and liabilities:
Accounts receivable	(17.4)	21.9
Inventories	(53.4)	(172.6)
Prepaid expenses and other current assets	(1.9)	(26.6)
Accounts payable and accrued liabilities	72.2	59.8
Income tax receivables and payables	51.4	(22.0)
Deferred income	3.0	(12.2)
Other balance sheet changes	(7.6)	(11.4)
Net cash provided by operating activities	437.0	232.6
Cash flows from investing activities:
Capital expenditures	(74.7)	(165.4)
Purchases of investments	(426.3)	(392.4)
Proceeds from sales and maturities of investments	591.3	546.6
Acquisitions and ventures	(3.6)	(2.5)
Net cash provided by (used in) investing activities	86.7	(13.7)
Cash flows from financing activities:
Proceeds from issuance of short-term debt	—	2,945.3
Repayments of short-term debt	—	(2,966.4)
Payments of capital lease obligations	(14.2)	(13.3)
Payments of dividends	(81.1)	(82.6)
Repurchases of common stock, including shares surrendered for tax withholdings	(14.6)	(114.9)
Proceeds from exercise of stock options	0.1	4.0
Net cash used in financing activities	(109.8)	(227.9)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	33.2	(12.9)
Net increase (decrease) in cash, cash equivalents, and restricted cash	447.1	(21.9)
Cash, cash equivalents, and restricted cash at beginning of period	711.8	502.1
Cash, cash equivalents, and restricted cash at end of period	$1,158.9	$480.2

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
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2018 will end on March 31, 2018 and will be a 52-week period ("Fiscal 2018"). Fiscal year 2017 ended on April 1, 2017 and was also a 52-week period ("Fiscal 2017"). The second quarter of Fiscal 2018 ended on September 30, 2017 and was a 13-week period. The second quarter of Fiscal 2017 ended on October 1, 2016 and was also a 13-week period.

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
Seasonality of Business
The Company's business is typically affected by seasonal trends, with higher levels of wholesale sales in its second and fourth fiscal quarters and higher retail sales in its second and third fiscal quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school, and holiday shopping periods impacting our retail business. In addition, fluctuations in sales, operating income, and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, the Company's operating results and cash flows for the three-month and six-month periods ended September 30, 2017 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2018.

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
A summary of shipping and handling costs recognized during the three-month and six-month periods ended September 30, 2017 and October 1, 2016 is as follows:

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(millions)
Shipping costs	$9.4	$10.1	$16.7	$19.4
Handling costs	38.4	42.7	75.6	83.7
Net Income per Common Share
Basic net income per common share is computed by dividing net income attributable to common shares by the weighted-average number of common shares outstanding during the period. Weighted-average common shares include shares of the Company's Class A and Class B common stock. Diluted net income per common share adjusts basic net income per common share for the dilutive effects of outstanding stock options, restricted stock units ("RSUs"), and any other potentially dilutive instruments, only in the periods in which such effects are dilutive.
The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to shares used to calculate diluted net income per common share as follows:

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(millions)
Basic shares	81.7	82.7	81.6	83.0
Dilutive effect of stock options and RSUs	0.6	0.5	0.8	0.7
Diluted shares	82.3	83.2	82.4	83.7
All earnings per share amounts have been calculated using unrounded numbers. Options to purchase shares of the Company's Class A common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding performance-based RSUs, which are included in the computation of diluted shares only to the extent that the underlying performance conditions (and applicable market condition modifiers, if any) (i) have been satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. As of September 30, 2017 and October 1, 2016, there were 2.3 million and 2.6 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based RSUs that were excluded from the diluted shares calculations.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts Receivable
In the normal course of business, the Company extends credit to wholesale customers that satisfy defined credit criteria. Accounts receivable is recorded at carrying value, which approximates fair value, and is presented in the Company's consolidated balance sheets net of certain reserves and allowances. These reserves and allowances consist of (i) reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances (see the "Revenue Recognition" section for further discussion of related accounting policies) and (ii) allowances for doubtful accounts.
A rollforward of the activity in the Company's reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented below:

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(millions)
Beginning reserve balance	$199.6	$207.0	$202.8	$239.7
Amount charged against revenue to increase reserve	175.6	195.8	293.3	327.8
Amount credited against customer accounts to decrease reserve	(146.2)	(174.9)	(272.2)	(339.3)
Foreign currency translation	2.5	1.0	7.6	0.7
Ending reserve balance	$231.5	$228.9	$231.5	$228.9
An allowance for doubtful accounts is determined through an analysis of accounts receivable aging, assessments of collectability based on an evaluation of historical and anticipated trends, the financial condition of the Company's customers, and an evaluation of the impact of economic conditions, among other factors.
A rollforward of the activity in the Company's allowance for doubtful accounts is presented below:

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(millions)
Beginning reserve balance	$13.9	$16.2	$11.6	$14.5
Amount recorded to expense to increase reserve(a)	3.8	2.1	6.3	6.0
Amount written-off against customer accounts to decrease reserve	(0.7)	(2.6)	(1.4)	(4.6)
Foreign currency translation	0.3	0.1	0.8	(0.1)
Ending reserve balance	$17.3	$15.8	$17.3	$15.8

(a)	Amounts recorded to bad debt expense are included within SG&A expenses in the consolidated statements of operations.
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department and specialty stores around the world, and extends credit based on an evaluation of each customer's financial capacity and condition, usually without requiring collateral. In the Company's wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2017, the Company's sales to its largest wholesale customer, Macy's, Inc. ("Macy's"), accounted for approximately 10% of total net revenues, and the Company's sales to its three largest wholesale customers (including Macy's) accounted for approximately 21% of total net revenues. Substantially all of the Company's sales to its three largest wholesale customers related to its North America segment. As of September 30, 2017, these three key wholesale customers constituted approximately 32% of the Company's total gross accounts receivable.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories
The Company holds inventory that is sold through wholesale distribution channels to major department stores and specialty retail stores. The Company also holds retail inventory that is sold in its own stores and e-commerce sites directly to consumers. Substantially all of the Company's inventories are comprised of finished goods, which are stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis. Inventory held by the Company totaled $864.6 million, $791.5 million, and $1.173 billion as of September 30, 2017, April 1, 2017, and October 1, 2016, respectively.
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
The Company adopted ASU 2016-09 during the first quarter of Fiscal 2018. Among its various provisions, ASU 2016-09 impacts the accounting for income taxes upon award settlement by requiring that all excess tax benefits and shortfalls be reflected in the income tax benefit (provision) in the statement of operations in the period that they are realized. This reflects a change from previous practice, which generally required that such activity be recorded in equity as additional paid-in-capital. This change, which was applied prospectively in the Company's consolidated financial statements, increased the Company's income tax provision by $5.5 million and $15.5 million for the three-month and six-month periods ended September 30, 2017, respectively. Future impacts of this guidance on the Company's income tax benefit (provision) will depend largely on unpredictable events and other factors, including the timing of both employee stock option exercises and cancellations, if any, and the value realized upon vesting or exercise of shares compared to the grant date fair value of those shares, and will likely result in increased volatility. This increase in volatility is expected to be more pronounced during the first half of the Company's fiscal year due to the timing of annual stock-based compensation award vestings and stock option expirations.
Additionally, ASU 2016-09 changes the classification of excess tax benefits presented in the Company's consolidated statements of cash flows from a financing activity to an operating activity. The Company applied this change in classification on a retrospective basis by reclassifying $0.3 million of excess tax benefits from cash flows from financing activities to cash flows from operating activities for the six months ended October 1, 2016.
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

5.	Property and Equipment
Property and equipment, net consists of the following:

	September 30, 2017	April 1, 2017
	(millions)
Land and improvements	$16.8	$16.8
Buildings and improvements	458.5	457.2
Furniture and fixtures	658.2	687.2
Machinery and equipment	422.7	414.0
Capitalized software	564.1	549.0
Leasehold improvements	1,179.5	1,179.1
Construction in progress	29.2	33.4
	3,329.0	3,336.7
Less: accumulated depreciation	(2,088.5)	(2,020.7)
Property and equipment, net	$1,240.5	$1,316.0

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Other Assets and Liabilities
Prepaid expenses and other current assets consist of the following:

	September 30, 2017	April 1, 2017
	(millions)
Other taxes receivable	$143.9	$127.8
Prepaid rent expense	43.7	37.4
Derivative financial instruments	15.3	23.0
Restricted cash	13.3	9.8
Tenant allowances receivable	10.1	16.4
Prepaid samples	8.7	5.9
Prepaid software maintenance	7.2	6.5
Prepaid advertising and marketing	4.9	4.1
Other prepaid expenses and current assets	53.2	49.5
Total prepaid expenses and other current assets	$300.3	$280.4
Other non-current assets consist of the following:

	September 30, 2017	April 1, 2017
	(millions)
Non-current investments	$82.6	$21.4
Restricted cash	34.0	33.7
Security deposits	27.7	26.5
Derivative financial instruments	0.4	9.6
Other non-current assets	34.8	40.0
Total other non-current assets	$179.5	$131.2
Accrued expenses and other current liabilities consist of the following:

	September 30, 2017	April 1, 2017
	(millions)
Other taxes payable	$212.5	$172.2
Accrued operating expenses	212.4	188.0
Accrued inventory	179.9	154.9
Accrued payroll and benefits	177.6	173.5
Restructuring reserve	95.1	140.8
Derivative financial instruments	48.5	12.3
Dividends payable	40.6	40.5
Accrued capital expenditures	37.5	45.7
Deferred income	33.1	29.7
Capital lease obligations	22.1	22.6
Other accrued expenses and current liabilities	2.7	2.5
Total accrued expenses and other current liabilities	$1,062.0	$982.7

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other non-current liabilities consist of the following:

	September 30, 2017	April 1, 2017
	(millions)
Capital lease obligations	$242.6	$250.9
Deferred rent obligations	208.5	211.1
Derivative financial instruments	30.9	9.4
Deferred compensation	7.3	7.8
Deferred tax liabilities	7.0	11.8
Other non-current liabilities	65.3	50.6
Total other non-current liabilities	$561.6	$541.6

7.	Impairment of Assets
The Company recorded non-cash impairment charges of $2.1 million and $11.8 million during the three-month and six-month periods ended September 30, 2017, respectively, and $27.0 million and $46.4 million during the three-month and six-month periods ended October 1, 2016, respectively, to write off certain fixed assets related to its domestic and international stores, shop-within-shops, and corporate offices in connection with the Way Forward Plan (see Note 8).
Additionally, during the three-month and six-month periods ended September 30, 2017, the Company recorded non-cash impairment charges of $9.1 million to write off certain fixed assets related to underperforming stores as a result of its on-going store portfolio evaluation.
See Note 11 for further discussion of the non-cash impairment charges recorded by the Company during the fiscal periods presented.

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
On March 30, 2017, the Company's Board of Directors approved the following additional restructuring-related activities associated with the Way Forward Plan: (i) the restructuring of its in-house global e-commerce platform which was in development and shifting to a more cost-effective, flexible e-commerce platform through a new agreement with Salesforce's Commerce Cloud, formerly known as Demandware; (ii) the closure of its Polo store at 711 Fifth Avenue in New York City; and (iii) the further streamlining of the organization and the execution of other key corporate actions in line with the Company's Way Forward Plan. Together, these actions are an important part of the Company's efforts to achieve its stated objective to return to sustainable, profitable growth and invest in the future. These additional restructuring-related activities will result in a further reduction in

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

workforce and the closure of certain corporate office and store locations, and are expected to be substantially completed by the end of Fiscal 2018.
In connection with the Way Forward Plan, the Company currently expects to incur total estimated charges of approximately $770 million, comprised of cash-related restructuring charges of approximately $450 million and non-cash charges of approximately $320 million. Cumulative cash and non-cash charges incurred since inception were $333.0 million and $290.4 million, respectively. In addition to these charges, the Company also incurred an additional non-cash charge of $155.2 million during Fiscal 2017 associated with the destruction of inventory out of current liquidation channels in line with its Way Forward Plan.
A summary of the charges recorded in connection with the Way Forward Plan during the three-month and six-month periods ended September 30, 2017 and October 1, 2016, as well as the cumulative charges recorded since its inception, is as follows:

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016	Cumulative Charges
	(millions)
Cash-related restructuring charges:
Severance and benefit costs	$6.2	$24.5	$17.9	$101.6	$200.6
Lease termination and store closure costs	5.4	12.9	17.6	14.7	104.9
Other cash charges	5.7	4.1	8.4	6.0	27.5
Total cash-related restructuring charges	17.3	41.5	43.9	122.3	333.0
Non-cash charges:
Impairment of assets (see Note 7)	2.1	27.0	11.8	46.4	246.4
Inventory-related charges(a)	0.6	81.0	1.3	135.0	199.2
Total non-cash charges	2.7	108.0	13.1	181.4	445.6
Total charges	$20.0	$149.5	$57.0	$303.7	$778.6

(a)
Cumulative inventory-related charges include $155.2 million associated with the destruction of inventory out of current liquidation channels, of which $63.5 million and $113.8 million was recorded during the three-month and six-month periods ended October 1, 2016, respectively. Inventory-related charges are recorded within cost of goods sold in the consolidated statements of operations.

A summary of current period activity in the restructuring reserve related to the Way Forward Plan is as follows:

	Severance and Benefit Costs	Lease Termination and Store Closure Costs	Other Cash Charges	Total
	(millions)
Balance at April 1, 2017	$94.3	$34.3	$6.6	$135.2
Additions charged to expense	17.9	17.6	8.4	43.9
Cash payments charged against reserve	(54.9)	(12.5)	(8.0)	(75.4)
Non-cash adjustments	0.9	5.5	—	6.4
Balance at September 30, 2017	$58.2	$44.9	$7.0	$110.1

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
Actions associated with the Global Reorganization Plan were completed by the end of the first quarter of Fiscal 2017 and no additional charges are expected to be incurred in relation to this plan. A summary of the charges recorded in connection with the Global Reorganization Plan during the three-month and six-month periods ended October 1, 2016, as well as the cumulative charges recorded since its inception, is as follows:

	October 1, 2016
	Three Months Ended	Six Months Ended	Cumulative Charges
	(millions)
Cash-related restructuring charges:
Severance and benefit costs	$—	$4.7	$69.1
Lease termination and store closure costs	—	0.2	8.0
Other cash charges	—	—	13.8
Total cash-related restructuring charges	—	4.9	90.9
Non-cash charges:
Impairment of assets (see Note 7)	—	—	27.2
Inventory-related charges(a)	—	—	20.4
Accelerated stock-based compensation expense(b)	—	—	8.9
Total non-cash charges	—	—	56.5
Total charges	$—	$4.9	$147.4

(a)	Inventory-related charges are recorded within cost of goods sold in the consolidated statements of operations.

(b)
Accelerated stock-based compensation expense, which is recorded within restructuring and other charges in the consolidated statements of operations, was recorded in connection with vesting provisions associated with certain separation agreements.

A summary of current period activity in the restructuring reserve related to the Global Reorganization Plan is as follows:

	Severance and Benefit Costs	Lease Termination and Store Closure Costs	Other Cash Charges	Total
	(millions)
Balance at April 1, 2017	$8.6	$3.4	$0.2	$12.2
Cash payments charged against reserve	(2.7)	(1.4)	—	(4.1)
Balance at September 30, 2017	$5.9	$2.0	$0.2	$8.1

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Charges
During the three-month and six-month periods ended September 30, 2017, the Company recorded other charges of $3.5 million and $7.0 million, respectively, related to depreciation expense associated with the Company's former Polo store at 711 Fifth Avenue in New York City, recorded after the store closed during the first quarter of Fiscal 2018 in connection with the Way Forward Plan. Although the Company is no longer generating revenue or has any other economic activity associated with its former Polo store, it continues to incur depreciation expense due to its involvement at the time of construction.
Additionally, during the six months ended September 30, 2017, the Company recorded other charges of $6.7 million (inclusive of accelerated stock-based compensation expense of $2.1 million), primarily related to the departure of Mr. Stefan Larsson as the Company's President and Chief Executive Officer and as a member of its Board of Directors, effective as of May 1, 2017. Refer to Note 10 of the Fiscal 2017 10-K for additional discussion regarding Mr. Larsson's departure.
These other charges were partially offset by the favorable impact of $2.2 million related to the reversal of reserves associated with the settlement of certain non-income tax issues during the second quarter of Fiscal 2018.

9.	Income Taxes
Effective Tax Rate
The Company's effective tax rate, which is calculated by dividing each fiscal period's income tax provision by pretax income, was 24.8% and 26.9% during the three-month and six-month periods ended September 30, 2017, respectively, and 38.0% and 42.2% during the three-month and six-month periods ended October 1, 2016, respectively. The effective tax rates for the three-month and six-month periods ended September 30, 2017 were lower than the U.S. federal statutory income tax rate of 35% as a result of the proportion of earnings generated in lower taxed foreign jurisdictions versus the U.S. The effective tax rates for the three-month and six-month periods ended September 30, 2017 also reflected the negative impact of the adoption of ASU 2016-09 (see Note 4). The effective tax rates for the three-month and six-month periods ended October 1, 2016 were higher than the U.S. federal statutory income tax rate as a result of state and local taxes and additional tax reserves largely associated with certain income tax audits, partially offset by the proportion of earnings generated in lower taxed foreign jurisdictions versus the U.S. The effective tax rate for the six months ended October 1, 2016 was also unfavorably impacted by additional tax reserves associated with an income tax settlement.
Uncertain Income Tax Benefits
The Company classifies interest and penalties related to unrecognized tax benefits as part of its income tax provision. The total amount of unrecognized tax benefits, including interest and penalties, was $75.2 million and $62.7 million as of September 30, 2017 and April 1, 2017, respectively, and is included within non-current liability for unrecognized tax benefits in the consolidated balance sheets. The net addition of $12.5 million in unrecognized tax benefits, including interest and penalties, primarily related to additional unrecognized tax benefits recorded.
The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $59.4 million and $46.7 million as of September 30, 2017 and April 1, 2017, respectively.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Debt
Debt consists of the following:

	September 30, 2017	April 1, 2017
	(millions)
$300 million 2.125% Senior Notes(a)	$298.6	$298.1
$300 million 2.625% Senior Notes(b)	291.8	290.1
Total debt	590.4	588.2
Less: current portion of long-term debt	298.6	—
Long-term debt	$291.8	$588.2

(a)
During its fiscal year ended April 2, 2016 ("Fiscal 2016"), the Company entered into an interest rate swap contract which it designated as a hedge against changes in the fair value of its fixed-rate 2.125% Senior Notes, as defined below (see Note 12). Accordingly, the carrying value of the 2.125% Senior Notes as of September 30, 2017 and April 1, 2017 reflects adjustments of $0.9 million and $1.2 million, respectively, for the change in fair value attributable to the benchmark interest rate. The carrying value of the 2.125% Senior Notes is also net of unamortized debt issuance costs and discount of $0.5 million and $0.7 million as of September 30, 2017 and April 1, 2017, respectively.

(b)
During Fiscal 2016, the Company entered into an interest rate swap contract which it designated as a hedge against changes in the fair value of its fixed-rate 2.625% Senior Notes, as defined below (see Note 12). Accordingly, the carrying value of the 2.625% Senior Notes as of September 30, 2017 and April 1, 2017 reflects adjustments of $6.7 million and $8.2 million, respectively, for the change in fair value attributable to the benchmark interest rate. The carrying value of the 2.625% Senior Notes is also net of unamortized debt issuance costs and discount of $1.5 million and $1.7 million as of September 30, 2017 and April 1, 2017, respectively.

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Borrowings under the Commercial Paper Program are supported by the Global Credit Facility, as defined below. Accordingly, the Company does not expect combined borrowings outstanding under the Commercial Paper Program and Global Credit Facility to exceed $500 million. Commercial Paper Program borrowings may be used to support the Company's general working capital and corporate needs. Maturities of commercial paper notes vary, but cannot exceed 397 days from the date of issuance. Commercial paper notes issued under the Commercial Paper Program rank equally with the Company's other forms of unsecured indebtedness. As of September 30, 2017, there were no borrowings outstanding under the Commercial Paper Program.
Revolving Credit Facilities
Global Credit Facility
In February 2015, the Company entered into an amended and restated credit facility (which was further amended in March 2016) that provides for a $500 million senior unsecured revolving line of credit through February 11, 2020 (the "Global Credit Facility") under terms and conditions substantially similar to those previously in effect. The Global Credit Facility is also used to support the issuance of letters of credit and the maintenance of the Commercial Paper Program. Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and other currencies, including Euros, Hong Kong Dollars, and Japanese Yen. The Company has the ability to expand its borrowing availability under the Global Credit Facility to $750 million, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. As of September 30, 2017, there were no borrowings outstanding under the Global Credit Facility and the Company was contingently liable for $9.3 million of outstanding letters of credit.
The Global Credit Facility contains a number of covenants that, among other things, restrict the Company's ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make certain investments. The Global Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the "leverage ratio") of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus four times consolidated rent expense for the four most recent consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, (iv) consolidated rent expense, (v) restructuring and other non-recurring expenses, and (vi) acquisition-related costs. As of September 30, 2017, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company's Global Credit Facility.
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

•	South Korea Credit Facility — provides Ralph Lauren (Korea) Ltd. with a revolving line of credit of up to 47 billion South Korean Won (approximately $41 million) through October 31, 2018.
As of September 30, 2017, there were no borrowings outstanding under the Pan-Asia Credit Facilities.
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
The following table summarizes the Company's financial assets and liabilities that are measured and recorded at fair value on a recurring basis, excluding accrued interest components:

	September 30, 2017	April 1, 2017
	(millions)
Derivative assets(a)	$15.7	$32.6
Derivative liabilities(a)	79.4	21.7

(a)	Based on Level 2 measurements.
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
The Company's cash and cash equivalents, restricted cash, and time deposits are recorded at carrying value, which generally approximates fair value based on Level 1 measurements.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the carrying values and the estimated fair values of the Company's debt instruments:

	September 30, 2017		April 1, 2017
	Carrying Value(a)	Fair Value(b)	Carrying Value(a)	Fair Value(b)
	(millions)
$300 million 2.125% Senior Notes	$298.6	$301.6	$298.1	$302.2
$300 million 2.625% Senior Notes	291.8	304.6	290.1	302.8

(a)	See Note 10 for discussion of the carrying values of the Company's Senior Notes.

(b)	Based on Level 2 measurements.
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
During the six-month periods ended September 30, 2017 and October 1, 2016, the Company recorded non-cash impairment charges of $20.9 million and $46.4 million, respectively, to fully write off the carrying values of certain long-lived assets based upon their assumed fair values of zero. The fair values of these assets were determined based on Level 3 measurements. Inputs to these fair value measurements included estimates of the amount and timing of the assets' net future discounted cash flows based on historical experience, current trends, and market conditions. See Note 7 for further discussion of the non-cash impairment charges recorded by the Company during the fiscal periods presented.
No goodwill impairment charges were recorded during either of the six-month periods ended September 30, 2017 or October 1, 2016. The Company performed its annual goodwill impairment assessment using a qualitative approach as of the beginning of the second quarter of Fiscal 2018. In performing the assessment, the Company identified and considered the significance of relevant key factors, events, and circumstances that affected the fair values and/or carrying amounts of its reporting units with allocated goodwill. These factors included external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as the Company's actual and expected financial performance. Additionally, the results of the Company's most recent quantitative goodwill impairment test indicated that the fair values of these reporting units significantly exceeded their respective carrying values. Based on the results of its qualitative goodwill impairment assessment, the Company concluded that it is not more likely than not that the fair values of its reporting units are less than their respective carrying values, and there were no reporting units at risk of impairment.

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
The following table summarizes the Company's outstanding derivative instruments on a gross basis as recorded in its consolidated balance sheets as of September 30, 2017 and April 1, 2017:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	September 30, 2017	April 1, 2017	September 30, 2017		April 1, 2017		September 30, 2017		April 1, 2017
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Cash flow hedges	$503.2	$533.2	(d)	$3.9	PP	$17.7	(e)	$12.1	AE	$3.7
IRS — Fixed-rate debt	600.0	600.0		—		—	(f)	7.7	ONCL	9.4
CCS — NI	652.7	591.2		—	ONCA	9.6	(g)	55.0		—
Total Designated Hedges	1,755.9	1,724.4		3.9		27.3		74.8		13.1
Undesignated Hedges:
FC — Undesignated hedges(c)	400.2	375.1	PP	11.8	PP	5.3	AE	4.6	AE	8.6
Total Hedges	$2,156.1	$2,099.5		$15.7		$32.6		$79.4		$21.7

(a)	FC = Forward foreign currency exchange contracts; IRS = Interest rate swap contracts; CCS = Cross-currency swap contracts; NI = Net investment hedges.

(b)	PP = Prepaid expenses and other current assets; AE = Accrued expenses and other current liabilities; ONCA = Other non-current assets; ONCL = Other non-current liabilities.

(c)	Primarily includes undesignated hedges of foreign currency-denominated intercompany loans and other intercompany balances.

(d)	$3.5 million included within prepaid expenses and other current assets and $0.4 million included within other non-current assets.

(e)	$12.0 million included within accrued expenses and other current liabilities and $0.1 million included within other non-current liabilities.

(f)	$1.0 million included within accrued expenses and other current liabilities and $6.7 million included within other non-current liabilities.

(g)	$30.9 million included within accrued expenses and other current liabilities and $24.1 million included within other non-current liabilities.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheets on a gross basis, even when they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its derivative instruments on a net basis in accordance with the terms of each of its master netting arrangements, spread across eight separate counterparties, the amounts presented in the consolidated balance sheets as of September 30, 2017 and April 1, 2017 would be adjusted from the current gross presentation as detailed in the following table:

	September 30, 2017			April 1, 2017
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount
	(millions)
Derivative assets	$15.7	$(9.1)	$6.6	$32.6	$(18.3)	$14.3
Derivative liabilities	79.4	(9.1)	70.3	21.7	(18.3)	3.4
The Company's master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties. See Note 3 for further discussion of the Company's master netting arrangements.
The following tables summarize the pretax impact of the effective portion of gains and losses from the Company's designated derivative instruments on its consolidated financial statements for the three-month and six-month periods ended September 30, 2017 and October 1, 2016:

	Gains (Losses) Recognized in OCI
	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(millions)
Designated Hedges:
FC — Cash flow hedges	$(6.8)	$(6.3)	$(25.9)	$(11.5)
CCS — NI(a)	(22.4)	(5.9)	(62.7)	7.1
Total Designated Hedges	$(29.2)	$(12.2)	$(88.6)	$(4.4)

	Gains (Losses) Reclassified from AOCI to Earnings				Location of Gains (Losses) Reclassified from AOCI to Earnings
	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(millions)
Designated Hedges:
FC — Cash flow hedges	$(2.4)	$(4.8)	$1.6	$(1.5)	Cost of goods sold
FC — Cash flow hedges	(0.4)	(1.3)	(1.0)	(6.0)	Foreign currency gains (losses)
Total Designated Hedges	$(2.8)	$(6.1)	$0.6	$(7.5)

(a)	Amounts recognized in other comprehensive income (loss) ("OCI") would be recognized in earnings only upon the sale or liquidation of the hedged net investment.
As of September 30, 2017, it is expected that $10.8 million of pretax net losses on both outstanding and matured derivative instruments deferred in AOCI will be recognized in earnings over the next twelve months. The amounts ultimately recognized in earnings will depend on exchange rates in effect when outstanding derivative instruments are settled. No material gains or losses relating to ineffective cash flow hedges were recognized during any of the fiscal periods presented.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the pretax impact of gains and losses from the Company's undesignated derivative instruments on its consolidated financial statements for the three-month and six-month periods ended September 30, 2017 and October 1, 2016:

	Gains (Losses) Recognized in Earnings				Location of Gains (Losses) Recognized in Earnings
	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(millions)
Undesignated Hedges:
FC — Undesignated hedges	$(0.5)	$(3.8)	$2.1	$(11.3)	Foreign currency gains (losses)
Total Undesignated Hedges	$(0.5)	$(3.8)	$2.1	$(11.3)
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments
As of September 30, 2017, the Company held short-term investments of $507.1 million and non-current investments of $82.6 million, both consisting of time deposits. As of April 1, 2017, the Company held short-term investments of $684.7 million and non-current investments of $21.4 million, also consisting of time deposits.
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
In October 2014, the Company filed an appeal of the pre-assessment notice in accordance with the standard procedures established by the relevant customs authorities. In response to the filing of the Company's appeal of the pre-assessment notice, the review committee instructed the customs officials to reconsider their assertion of the alternative duty method and conduct a re-audit to evaluate the facts and circumstances noted in the pre-assessment notice. In December 2015, the Company received the results of the re-audit conducted and a customs audit assessment notice in the amount of $34.1 million, which the Company recorded within restructuring and other charges in its consolidated statements of operations during the third quarter of Fiscal 2016. Although the Company disagrees with the assessment notice, in order to secure the Company's rights, the Company was required to pay the assessment amount and then subsequently file an appeal with the customs authorities. In October 2017, the tax tribunal presiding over the Company's appeal instructed the customs officials to reconsider their assertions under the alternative duty method and conduct a second re-audit to evaluate the facts and circumstances noted in the pre-assessment notice.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Equity
Summary of Changes in Equity
A reconciliation of the beginning and ending amounts of equity is presented below:

	Six Months Ended
	September 30, 2017	October 1, 2016
	(millions)
Balance at beginning of period	$3,299.6	$3,743.5
Comprehensive income	266.3	24.6
Dividends declared	(81.2)	(82.2)
Repurchases of common stock, including shares surrendered for tax withholdings	(14.6)	(114.9)
Stock-based compensation	39.4	31.9
Shares issued and tax benefits (shortfalls) recognized pursuant to stock-based compensation arrangements	0.1	(5.0)
Balance at end of period	$3,509.6	$3,597.9
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
In September 2016, at the ASR Program's conclusion, the Company received 0.1 million additional shares and accordingly recorded a related $10 million increase to treasury stock. The number of additional shares delivered was based on the volume-weighted average price per share of the Company's Class A common stock over the term of the ASR Program, less an agreed upon discount. The average price per share paid for all of the shares delivered under the ASR Program was $98.48.
A summary of the Company's repurchases of Class A common stock under its common stock repurchase program, including the ASR Program, is as follows:

	Six Months Ended
	September 30, 2017	October 1, 2016
	(millions)
Cost of shares repurchased	$—	$100.0
Number of shares repurchased	0.0	1.0
As of September 30, 2017, the remaining availability under the Company's Class A common stock repurchase program was approximately $100 million. Repurchases of shares of Class A common stock are subject to overall business and market conditions.
In addition, during each of the six-month periods ended September 30, 2017 and October 1, 2016, 0.2 million shares of Class A common stock, at a cost of $14.6 million and $14.9 million, respectively, were surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company's 1997 Long-Term Stock Incentive Plan, as amended (the "1997 Incentive Plan"), and its Amended and Restated 2010 Long-Term Stock Incentive Plan (the "2010 Incentive Plan").
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dividends
Since 2003, the Company has maintained a regular quarterly cash dividend program on its common stock. The second quarter Fiscal 2018 dividend of $0.50 per share was declared on September 15, 2017, was payable to stockholders of record at the close of business on September 29, 2017, and was paid on October 13, 2017. Dividends paid amounted to $81.1 million and $82.6 million during the six-month periods ended September 30, 2017 and October 1, 2016, respectively.

15.	Accumulated Other Comprehensive Income (Loss)
The following table presents OCI activity, net of tax, accumulated in equity:

	Foreign Currency Translation Gains (Losses)(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges(b)	Net Unrealized Gains (Losses) on Defined Benefit Plans(c)	Total Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at April 2, 2016	$(157.6)	$(12.0)	$(11.9)	$(181.5)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	2.1	(8.1)	—	(6.0)
Amounts reclassified from AOCI to earnings	—	6.3	0.9	7.2
Other comprehensive income (loss), net of tax	2.1	(1.8)	0.9	1.2
Balance at October 1, 2016	$(155.5)	$(13.8)	$(11.0)	$(180.3)

Balance at April 1, 2017	$(206.2)	$14.6	$(6.8)	$(198.4)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	87.7	(23.9)	(0.7)	63.1
Amounts reclassified from AOCI to earnings	—	(0.4)	0.3	(0.1)
Other comprehensive income (loss), net of tax	87.7	(24.3)	(0.4)	63.0
Balance at September 30, 2017	$(118.5)	$(9.7)	$(7.2)	$(135.4)

(a)
OCI before reclassifications to earnings related to foreign currency translation gains (losses) includes an income tax benefit of $20.1 million for the six months ended September 30, 2017, and is net of an income tax provision of $2.3 million for the six months ended October 1, 2016. OCI before reclassifications to earnings for the six-month periods ended September 30, 2017 and October 1, 2016 include a loss of $39.0 million (net of a $23.7 million income tax benefit) and a gain of $4.4 million (net of a $2.7 million income tax provision), respectively, related to the effective portion of changes in the fair values of the Cross-Currency Swaps designated as hedges of the Company's net investment in certain of its European subsidiaries (see Note 12).

(b)
OCI before reclassifications to earnings related to net unrealized gains (losses) on cash flow hedges are net of income tax benefits of $2.0 million and $3.4 million for the six-month periods ended September 30, 2017 and October 1, 2016, respectively. The tax effects on amounts reclassified from AOCI to earnings are presented in a table below.

(c)	Activity is presented net of taxes, which were immaterial for both periods presented.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents reclassifications from AOCI to earnings for cash flow hedges, by component:

	Three Months Ended		Six Months Ended		Location of Gains (Losses) Reclassified from AOCI to Earnings
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(millions)
Gains (losses) on cash flow hedges(a):
FC — Cash flow hedges	$(2.4)	$(4.8)	$1.6	$(1.5)	Cost of goods sold
FC — Cash flow hedges	(0.4)	(1.3)	(1.0)	(6.0)	Foreign currency gains (losses)
Tax effect	—	0.8	(0.2)	1.2	Income tax benefit (provision)
Net of tax	$(2.8)	$(5.3)	$0.4	$(6.3)

(a)	FC = Forward foreign currency exchange contracts.

16.	Stock-based Compensation
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
Impact on Results
A summary of total stock-based compensation expense and the related income tax benefits recognized during the three-month and six-month periods ended September 30, 2017 and October 1, 2016 is as follows:

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017		October 1, 2016
	(millions)
Compensation expense	$17.8	$14.2	$39.4	(a)	$31.9
Income tax benefit	(6.7)	(5.2)	(14.6)		(11.7)

(a)
Includes $2.1 million of accelerated stock-based compensation expense recorded within restructuring and other charges in the consolidated statements of operations during the first quarter of Fiscal 2018 (see Note 8). All other stock-based compensation expense was recorded within SG&A expenses.

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
A summary of stock option activity under all plans during the six months ended September 30, 2017 is as follows:

Number of Options
(thousands)
Options outstanding at April 1, 2017	1,720
Granted	—
Exercised	—
Cancelled/Forfeited	(502)
Options outstanding at September 30, 2017	1,218
Restricted Stock Awards and Service-based RSUs
The fair values of restricted stock awards granted to non-employee directors are determined based on the fair value of the Company's Class A common stock on the date of grant. No such awards were granted during the six-month periods ended September 30, 2017 and October 1, 2016.
The fair values of service-based RSUs granted to certain of the Company's senior executives, as well as to certain of its other employees, are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards not entitled to accrue dividend equivalents while outstanding. The weighted-average grant date fair values of service-based RSU awards granted were $72.70 and $83.67 per share during the six-month periods ended September 30, 2017 and October 1, 2016, respectively.
A summary of restricted stock and service-based RSU activity during the six months ended September 30, 2017 is as follows:

	Number of Shares
	Restricted Stock	Service-based RSUs
	(thousands)
Nonvested at April 1, 2017	19	922
Granted	—	678
Vested	—	(317)
Forfeited	—	(116)
Nonvested at September 30, 2017	19	1,167
Performance-based RSUs
The fair values of the Company's performance-based RSUs that are not subject to a market condition in the form of a total shareholder return ("TSR") modifier are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards not entitled to accrue dividend equivalents while outstanding. The weighted-average grant date fair values of performance-based RSUs that do not contain a TSR modifier granted during the six-month periods ended September 30, 2017 and October 1, 2016 were $69.40 and $85.95 per share, respectively.
The fair values of the Company's performance-based RSUs with a TSR modifier are determined on the date of grant using a Monte Carlo simulation valuation model. This pricing model uses multiple simulations to evaluate the probability of the Company achieving various stock price levels to determine its expected TSR performance ranking. No such awards were granted during the six-month periods ended September 30, 2017 and October 1, 2016.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of performance-based RSU activity during the six months ended September 30, 2017 is as follows:

	Number of Shares
	Performance-based RSUs — without TSR Modifier	Performance-based RSUs — with TSR Modifier
	(thousands)
Nonvested at April 1, 2017	788	61
Granted	585	—
Change due to performance/market condition achievement	(12)	(21)
Vested	(149)	(40)
Forfeited	(24)	—
Nonvested at September 30, 2017	1,188	—

17.	Segment Information
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
Net revenues and operating income (loss) for each of the Company's segments are as follows:

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(millions)
Net revenues:
North America	$876.7	$1,044.8	$1,586.4	$1,900.4
Europe	463.0	445.8	786.5	823.4
Asia	216.8	216.5	425.9	427.6
Other non-reportable segments	107.7	113.5	212.5	221.4
Total net revenues	$1,664.2	$1,820.6	$3,011.3	$3,372.8

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(millions)
Operating income (loss)(a):
North America	$202.7	$202.4	$353.2	$368.2
Europe	125.5	100.4	192.6	175.4
Asia	26.5	(65.8)	56.7	(103.6)
Other non-reportable segments	26.3	30.0	59.3	57.8
	381.0	267.0	661.8	497.8
Unallocated corporate expenses	(169.1)	(149.2)	(322.8)	(325.5)
Unallocated restructuring and other charges(b)	(18.6)	(41.5)	(55.4)	(127.2)
Total operating income	$193.3	$76.3	$283.6	$45.1

(a)
Segment operating income (loss) and unallocated corporate expenses during the three-month and six-month periods ended September 30, 2017 and October 1, 2016 included certain restructuring-related inventory charges (see Note 8) and asset impairment charges (see Note 7), which are detailed below:

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(millions)
Restructuring-related inventory charges:
North America	$(0.1)	$(17.9)	$(0.8)	$(24.8)
Europe	(0.1)	(4.6)	(0.1)	(12.5)
Asia	—	(57.8)	—	(94.1)
Other non-reportable segments	(0.4)	(0.7)	(0.4)	(3.6)
Total restructuring-related inventory charges	$(0.6)	$(81.0)	$(1.3)	$(135.0)

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(millions)
Asset impairment charges:
North America	$(0.3)	$(6.9)	$(0.9)	$(7.7)
Europe	—	(0.2)	(1.2)	(1.6)
Asia	(0.8)	(19.0)	(0.9)	(35.5)
Other non-reportable segments	(8.5)	(0.9)	(8.6)	(1.0)
Unallocated corporate expenses	(1.6)	—	(9.3)	(0.6)
Total asset impairment charges	$(11.2)	$(27.0)	$(20.9)	$(46.4)

(b)	The three-month and six-month periods ended September 30, 2017 and October 1, 2016 included certain unallocated restructuring and other charges (see Note 8), which are detailed below:

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(millions)
Unallocated restructuring and other charges:
North America-related	$(1.2)	$(4.5)	$(13.2)	$(22.5)
Europe-related	(5.0)	(5.9)	(5.1)	(16.4)
Asia-related	(2.4)	(6.8)	0.9	(8.3)
Other non-reportable segment-related	(2.0)	(1.0)	(6.8)	(3.1)
Corporate-related	(6.7)	(23.3)	(19.7)	(76.9)
Unallocated restructuring charges	(17.3)	(41.5)	(43.9)	(127.2)
Other charges (see Note 8)	(1.3)	—	(11.5)	—
Total unallocated restructuring and other charges	$(18.6)	$(41.5)	$(55.4)	$(127.2)
Depreciation and amortization expense for the Company's segments is as follows:

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(millions)
Depreciation and amortization:
North America	$20.6	$26.7	$41.6	$56.2
Europe	8.6	7.1	16.6	14.9
Asia	12.1	12.2	23.6	25.5
Other non-reportable segments	2.8	4.1	5.6	7.6
Unallocated corporate expenses	26.2	25.5	52.3	49.8
Unallocated restructuring and other charges (see Note 8)	3.5	—	7.0	—
Total depreciation and amortization	$73.8	$75.6	$146.7	$154.0

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net revenues by geographic location of the reporting subsidiary are as follows:

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(millions)
Net revenues(a):
The Americas(b)	$980.8	$1,155.1	$1,792.3	$2,115.7
Europe(c)	466.1	448.5	792.3	828.7
Asia(d)	217.3	217.0	426.7	428.4
Total net revenues	$1,664.2	$1,820.6	$3,011.3	$3,372.8

(a)	Net revenues for certain of the Company's licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.

(b)
Includes the U.S., Canada, and Latin America. Net revenues earned in the U.S. during the three-month and six-month periods ended September 30, 2017 were $917.9 million and $1.683 billion, respectively, and $1.092 billion and $2.002 billion during the three-month and six-month periods ended October 1, 2016, respectively.

(c)	Includes the Middle East.

(d)	Includes Australia and New Zealand.

18.	Additional Financial Information
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
A reconciliation of cash, cash equivalents, and restricted cash as of September 30, 2017 and April 1, 2017 from the consolidated balance sheets to the consolidated statements of cash flows is as follows:

	September 30, 2017	April 1, 2017
	(millions)
Cash and cash equivalents	$1,111.6	$668.3
Restricted cash included within prepaid expenses and other current assets	13.3	9.8
Restricted cash included within other non-current assets	34.0	33.7
Total cash, cash equivalents, and restricted cash	$1,158.9	$711.8
Amounts included in restricted cash relate to cash placed in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters.
Cash Interest and Taxes
Cash paid for interest and income taxes is as follows:

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(millions)
Cash paid for interest	$3.0	$3.2	$5.6	$6.8
Cash paid for income taxes	7.5	32.8	28.3	50.3

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-cash Transactions
Non-cash investing activities included capital expenditures incurred but not yet paid of $37.5 million and $58.6 million for the six-month periods ended September 30, 2017 and October 1, 2016, respectively. Additionally, the Company recorded capital lease assets and corresponding capital lease obligations of $2.3 million and $5.2 million within its consolidated balance sheet during the six-month periods ended September 30, 2017 and October 1, 2016, respectively.
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

37

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
In this Form 10-Q, references to "Ralph Lauren," "ourselves," "we," "our," "us," and the "Company" refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2018 will end on March 31, 2018 and will be a 52-week period ("Fiscal 2018"). Fiscal year 2017 ended on April 1, 2017 and was also a 52-week period ("Fiscal 2017"). The second quarter of Fiscal 2018 ended on September 30, 2017 and was a 13-week period. The second quarter of Fiscal 2017 ended on October 1, 2016 and was also a 13-week period.

INTRODUCTION
Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and notes thereto to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:

•
Overview.    This section provides a general description of our business, global economic conditions and industry trends, and a summary of our financial performance for the three-month and six-month periods ended September 30, 2017. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•
Results of operations.    This section provides an analysis of our results of operations for the three-month and six-month periods ended September 30, 2017 as compared to the three-month and six-month periods ended October 1, 2016.

•
Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of September 30, 2017, which includes (i) an analysis of our financial condition as compared to the prior fiscal year-end; (ii) an analysis of changes in our cash flows for the six months ended September 30, 2017 as compared to the six months ended October 1, 2016; (iii) an analysis of our liquidity, including the availability under our commercial paper borrowing program and credit facilities, common stock repurchases, payments of dividends, and our outstanding debt and covenant compliance; and (iv) a description of any material changes in our contractual and other obligations since April 1, 2017.

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
Approximately 40% of our Fiscal 2017 net revenues were earned outside of the U.S. See Note 17 to the accompanying consolidated financial statements for a summary of net revenues and operating income (loss) by segment, as well as net revenues by geographic location.
Our business is typically affected by seasonal trends, with higher levels of wholesale sales in our second and fourth fiscal quarters and higher retail sales in our second and third fiscal quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school, and holiday shopping periods impacting our retail business. In addition, fluctuations in net sales, operating income, and cash flows in any fiscal quarter may be affected by other events impacting retail sales, such as changes in weather patterns. Accordingly, our operating results and cash flows for the three-month and six-month periods ended September 30, 2017 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2018.
Global Economic Conditions and Industry Trends
The global economy and our industry are impacted by many different influences. Certain worldwide events, including political unrest, acts of terrorism, monetary policy changes, and currency and commodity price changes, increase volatility in the global economy. In addition, the current domestic and international political environment, including potential changes to U.S. policies related to global trade, taxation, immigration, and healthcare have also resulted in uncertainty surrounding the future state of the global economy. As our international business continues to grow, and because the majority of our products are produced outside of the U.S., major changes in tax policies or trade relations could have a material adverse effect on our business or operating results. Our results also have been, and are expected to continue to be, impacted by foreign exchange rate fluctuations.
In addition, the retail landscape in which we operate is evolving, with consumers continuing to diversify the channels in which they transact and shifting their shopping preference from physical stores to online. This along with other factors has resulted in many retailers, including certain of our large wholesale customers, becoming highly promotional and aggressively marking down their merchandise in an attempt to offset declines in physical store traffic. The retail industry, particularly in the U.S., has also experienced numerous bankruptcies, restructurings, and ownership changes in recent years. Certain of our operations, including our North America wholesale business, have been negatively impacted by these dynamics. Changes in economic conditions and the continuation of these industry trends could further impact consumer spending and consumption behavior in our industry, which could have a material adverse effect on our business or operating results.
We have implemented various operating strategies globally to help address many of these current challenges, and continue to build a foundation for long-term profitable growth centered around strengthening our consumer-facing areas of product, stores, and marketing across channels and driving a more efficient operating model. In connection with these strategies, we are taking deliberate actions to ensure promotional consistency across channels and enhance the overall brand and shopping experience, including reducing shipments to better align with underlying demand and lower inventory levels. Additionally, we are optimizing our wholesale distribution channel by closing 20% to 25% of our underperforming U.S. department store points of distribution by the end of Fiscal 2018. Further, in October 2017, we shifted to a more cost-effective and flexible e-commerce platform for our directly operated digital businesses, which is expected to deliver a more brand-enhancing and consistent customer experience across our global digital ecosystem. See our restructuring activities as described within "Recent Developments" below for further discussion. Although the investments that we are making in our business and our quality of sales initiatives may create operating profit pressure in the near-term, we expect that these initiatives will create longer-term shareholder value.
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
Summary of Financial Performance
Operating Results
During the three months ended September 30, 2017, we reported net revenues of $1.664 billion, net income of $143.8 million, and net income per diluted share of $1.75, as compared to net revenues of $1.821 billion, net income of $45.7 million, and net income per diluted share of $0.55 during the three months ended October 1, 2016. During the six months ended September 30, 2017, we reported net revenues of $3.011 billion, net income of $203.3 million, and net income per diluted share of $2.47, as compared to net revenues of $3.373 billion, net income of $23.4 million, and net income per diluted share of $0.28 during the six months ended October 1, 2016. The comparability of our operating results has been affected by restructuring-related charges, impairment of assets, and certain other charges, as discussed further below.
Our operating performance for the three-month and six-month periods ended September 30, 2017 reflected declines in net revenues of 8.6% and 10.7%, respectively, on a reported basis and 9.0% and 10.3%, respectively, on a constant currency basis, as defined within "Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition" below. The declines in reported net revenues for the three-month and six-month periods ended September 30, 2017 were primarily due to lower sales from our North America segment driven by the impact of our quality of distribution and sales initiatives, including lower levels of promotional activity and a strategic reduction in shipments, as well as brand discontinuances and lower consumer demand.
Our gross profit as a percentage of net revenues increased by 740 basis points to 59.8% during the three months ended September 30, 2017, and by 650 basis points to 61.3% during the six months ended September 30, 2017. These increases were primarily driven by lower non-cash inventory-related charges recorded in connection with the Way Forward Plan, lower levels of promotional activity in connection with our long-term growth strategy, favorable geographic and channel mix, and lower sourcing costs.
Selling, general, and administrative ("SG&A") expenses as a percentage of net revenues increased by 200 basis points to 46.1% during the three months ended September 30, 2017, and by 100 basis points to 49.0% during the six months ended September 30, 2017. These increases were primarily due to operating deleverage on lower net revenues and the unfavorable impact attributable to geographic and channel mix, as a greater portion of our revenue was generated by our international retail businesses (which typically carry higher operating expense margins). These increases were largely offset by our operational discipline and cost savings associated with our restructuring activities.

Net income increased by $98.1 million during the three months ended September 30, 2017 as compared to the three months ended October 1, 2016, primarily due to a $117.0 million increase in operating income, partially offset by a $19.4 million increase in our income tax provision. Net income increased by $179.9 million during the six months ended September 30, 2017 as compared to the six months ended October 1, 2016, primarily due to a $238.5 million increase in operating income, partially offset by a $57.6 million increase in our income tax provision. Net income per diluted share increased by $1.20 to $1.75 per share during the three months ended September 30, 2017, and by $2.19 to $2.47 per share during the six months ended September 30, 2017, due to the higher levels of net income and lower weighted-average diluted shares outstanding.
Our operating results during the three-month periods ended September 30, 2017 and October 1, 2016 were negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $30.4 million and $149.5 million, respectively, which had an after-tax effect of reducing net income by $20.3 million, or $0.24 per diluted share, and $112.6 million, or $1.35 per diluted share, respectively. Our operating results during the six-month periods ended September 30, 2017 and October 1, 2016 were negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $77.6 million and $308.6 million, respectively, which had an after-tax effect of reducing net income by $51.9 million, or $0.63 per diluted share, and $224.4 million, or $2.68 per diluted share, respectively.
Financial Condition and Liquidity
We ended the second quarter of Fiscal 2018 in a net cash and investments position (cash and cash equivalents plus short-term and non-current investments, less total debt) of $1.111 billion, as compared to $786.2 million as of the end of Fiscal 2017. The increase in our net cash and investments position at September 30, 2017 as compared to April 1, 2017 was primarily due to our operating cash flows of $437.0 million, partially offset by our use of cash to to make dividend payments of $81.1 million and to invest in our business through $74.7 million in capital expenditures.
We generated $437.0 million of cash from operations during the six months ended September 30, 2017, compared to $232.6 million during the six months ended October 1, 2016. The increase in our operating cash flows was due to a net favorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period, partially offset by a decline in net income before non-cash charges.
Our equity increased to $3.510 billion as of September 30, 2017 compared to $3.300 billion as of April 1, 2017, primarily attributable to our comprehensive income and the net impact of stock-based compensation arrangements, partially offset by our dividends declared during the six months ended September 30, 2017.
Recent Developments
Change in Chief Executive Officer
Consistent with our announcement on February 2, 2017, Mr. Stefan Larsson departed as the Company's President and Chief Executive Officer and as a member of our Board of Directors, effective as of May 1, 2017. In connection with Mr. Larsson's departure, we recorded cumulative other charges of $17.0 million, of which $5.6 million and $11.4 million was recorded during the first quarter of Fiscal 2018 and fourth quarter of Fiscal 2017, respectively. We do not expect to incur additional charges related to Mr. Larsson's departure. See Note 8 to our accompanying consolidated financial statements for further discussion of the charges recorded in connection with Mr. Larsson's departure.
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
In connection with the Way Forward Plan, we currently expect to incur total estimated charges of approximately $770 million, comprised of cash-related restructuring charges of approximately $450 million and non-cash charges of approximately $320 million. Cumulative charges incurred since inception were $623.4 million, of which $20.0 million and $57.0 million were recorded during the three-month and six-month periods ended September 30, 2017, respectively. In addition to these charges, we also incurred an additional non-cash charge of $155.2 million during Fiscal 2017 associated with the destruction of inventory out of current liquidation channels in line with our Way Forward Plan. See Notes 7 and 8 to our accompanying consolidated financial statements for detailed discussions of the charges recorded in connection with the Way Forward Plan.
Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition
The comparability of our operating results for the three-month and six-month periods ended September 30, 2017 and October 1, 2016 has been affected by restructuring-related charges, impairment of assets, and certain other charges, as summarized below (references to "Notes" are to the notes to the accompanying consolidated financial statements):

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(millions)
Impairment of assets (see Note 7)	$(11.2)	$(27.0)	$(20.9)	$(46.4)
Restructuring and other charges (see Note 8)	(18.6)	(41.5)	(55.4)	(127.2)
Restructuring-related inventory charges (see Note 8)(a)	(0.6)	(81.0)	(1.3)	(135.0)
Total charges	$(30.4)	$(149.5)	$(77.6)	$(308.6)

(a)	Non-cash restructuring-related inventory charges are recorded within cost of goods sold in the consolidated statements of operations.
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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2017 Compared to Three Months Ended October 1, 2016
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	September 30, 2017	October 1, 2016	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$1,664.2	$1,820.6	$(156.4)	(8.6%)
Cost of goods sold(a)	(668.4)	(866.4)	198.0	(22.8%)
Gross profit	995.8	954.2	41.6	4.4%
Gross profit as % of net revenues	59.8%	52.4%		740 bps
Selling, general, and administrative expenses(a)	(766.7)	(803.3)	36.6	(4.5%)
SG&A expenses as % of net revenues	46.1%	44.1%		200 bps
Amortization of intangible assets	(6.0)	(6.1)	0.1	(1.6%)
Impairment of assets	(11.2)	(27.0)	15.8	(58.5%)
Restructuring and other charges(a)	(18.6)	(41.5)	22.9	(55.2%)
Operating income	193.3	76.3	117.0	153.2%
Operating income as % of net revenues	11.6%	4.2%		740 bps
Foreign currency gains	1.7	1.1	0.6	63.8%
Interest expense	(4.6)	(4.1)	(0.5)	10.4%
Interest and other income, net	2.0	2.3	(0.3)	(16.1%)
Equity in losses of equity-method investees	(1.2)	(1.9)	0.7	(35.6%)
Income before income taxes	191.2	73.7	117.5	159.4%
Income tax provision	(47.4)	(28.0)	(19.4)	69.4%
Effective tax rate(b)	24.8%	38.0%		(1,320 bps)
Net income	$143.8	$45.7	$98.1	214.4%
Net income per common share:
Basic	$1.76	$0.55	$1.21	220.0%
Diluted	$1.75	$0.55	$1.20	218.2%

(a)	Includes total depreciation expense of $67.8 million and $69.5 million for the three-month periods ended September 30, 2017 and October 1, 2016, respectively.

(b)	Effective tax rate is calculated by dividing the income tax provision by income before income taxes.
Net Revenues.    Net revenues decreased by $156.4 million, or 8.6%, to $1.664 billion during the three months ended September 30, 2017 as compared to the three months ended October 1, 2016, including net favorable foreign currency effects of $7.5 million. On a constant currency basis, net revenues decreased by $163.9 million, or 9.0%.
The following table summarizes the percentage change in our consolidated comparable store sales for the three months ended September 30, 2017 as compared to the prior fiscal year period on both a reported and constant currency basis:

	As Reported	Constant Currency
E-commerce comparable store sales	(13%)	(14%)
Comparable store sales excluding e-commerce	(4%)	(4%)
Total comparable store sales	(5%)	(6%)

Our global average store count decreased by 4 stores and concession shops during the three months ended September 30, 2017 compared with the three months ended October 1, 2016, primarily due to global store closures primarily associated with the Way Forward Plan, largely offset by new concession shop openings in Asia. The following table details our retail store presence by segment as of the periods presented:

	September 30, 2017	October 1, 2016
Freestanding Stores:
North America	215	218
Europe	83	85
Asia	93	100
Other non-reportable segments	78	82
Total freestanding stores	469	485

Concession Shops:
North America	2	1
Europe	25	36
Asia	593	582
Other non-reportable segments	2	2
Total concession shops	622	621
Total stores	1,091	1,106
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
Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the comparable prior year period, are provided below:

	Three Months Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	September 30, 2017	October 1, 2016	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$876.7	$1,044.8	$(168.1)	$1.4	$(169.5)	(16.1%)	(16.2%)
Europe	463.0	445.8	17.2	15.7	1.5	3.9%	0.3%
Asia	216.8	216.5	0.3	(9.0)	9.3	0.2%	4.3%
Other non-reportable segments	107.7	113.5	(5.8)	(0.6)	(5.2)	(5.2%)	(4.6%)
Total net revenues	$1,664.2	$1,820.6	$(156.4)	$7.5	$(163.9)	(8.6%)	(9.0%)
North America net revenues — Net revenues decreased by $168.1 million, or 16.1%, during the three months ended September 30, 2017 as compared to the three months ended October 1, 2016, including net favorable foreign currency effects of $1.4 million. On a constant currency basis, net revenues decreased by $169.5 million, or 16.2%.
The $168.1 million net decline in North America net revenues was driven by:

•
a $129.8 million net decrease related to our North America wholesale business, largely driven by a strategic reduction of shipments (including within the off-price channel) and points of distribution in connection with our long-term growth strategy, the impact of brand discontinuances, and lower consumer demand; and

46

•
a $34.7 million net decrease in comparable store sales, primarily driven by lower sales from our Ralph Lauren e-commerce operations and certain of our retail stores due in part to a decline in traffic, as well as lower levels of promotional activity and a planned reduction in inventory in connection with our long-term growth strategy. The following table summarizes our comparable store sales percentages on both a reported and constant currency basis related to our North America retail business:

	As Reported	Constant Currency
E-commerce comparable store sales	(18%)	(18%)
Comparable store sales excluding e-commerce	(6%)	(6%)
Total comparable store sales	(8%)	(9%)

•	a $3.6 million net decrease in non-comparable store sales.
Europe net revenues — Net revenues increased by $17.2 million, or 3.9%, during the three months ended September 30, 2017 as compared to the three months ended October 1, 2016, including net favorable foreign currency effects of $15.7 million. On a constant currency basis, net revenues increased by $1.5 million, or 0.3%.
The $17.2 million net increase in Europe net revenues was driven by:

•	a $15.4 million net increase in non-comparable store sales, primarily driven by new store openings and net favorable foreign currency effects of $2.2 million; and

•
a $7.1 million net increase related to our Europe wholesale business, primarily driven by the shift in the timing of certain shipments from the first quarter of Fiscal 2018 that benefited the second quarter of Fiscal 2018, partially offset by the impact of brand discontinuances and a strategic reduction of shipments within the off-price channel in connection with our long-term growth strategy. The net increase also reflected favorable foreign currency effects of $8.9 million.

These increases were partially offset by:

•
a $5.3 million net decrease in comparable store sales, including net favorable foreign currency effects of $4.6 million. Our comparable store sales decreased by $9.9 million on a constant currency basis, primarily driven by lower sales from certain of our retail stores due in part to lower levels of promotional activity in connection with our long-term growth strategy. The following table summarizes our comparable store sales percentages on both a reported and constant currency basis related to our Europe retail business:

	As Reported	Constant Currency
E-commerce comparable store sales	(8%)	(11%)
Comparable store sales excluding e-commerce	(2%)	(5%)
Total comparable store sales	(3%)	(6%)
Asia net revenues — Net revenues increased by $0.3 million, or 0.2%, during the three months ended September 30, 2017 as compared to the three months ended October 1, 2016, including net unfavorable foreign currency effects of $9.0 million. On a constant currency basis, net revenues increased by $9.3 million, or 4.3%.
The $0.3 million net increase in Asia net revenues was driven by:

•	a $3.1 million net increase related to our Asia wholesale business, driven by new door openings primarily in Japan, partially offset by net unfavorable foreign currency effects of $0.4 million.
This increase was partially offset by:

•
a $2.0 million net decrease in non-comparable store sales, primarily driven by the strategic closure of certain of our retail stores and net unfavorable foreign currency effects of $3.3 million, partially offset by new concession shop openings; and

•
a $0.8 million net decrease in comparable store sales, including net unfavorable foreign currency effects of $5.3 million. Our comparable store sales increased by $4.5 million on a constant currency basis, primarily driven by higher sales from certain of our retail locations due in part to improved traffic and conversion, partially offset by the impact of lower levels of promotional activity in connection with our long-term growth strategy. The following table summarizes our comparable store sales percentage on both a reported and constant currency basis related to our Asia retail business:

	As Reported	Constant Currency
Total comparable store sales(a)	(1%)	3%

(a)	Comparable store sales for our Asia segment were comprised primarily of sales made through our stores and concession shops.
Gross Profit.    Gross profit increased by $41.6 million, or 4.4%, to $995.8 million for the three months ended September 30, 2017. Gross profit during the three-month periods ended September 30, 2017 and October 1, 2016 reflected non-cash inventory-related charges of $0.6 million and $81.0 million, respectively, recorded in connection with the Way Forward Plan. The increase in gross profit also included a net favorable foreign currency effect of $6.2 million. Gross profit as a percentage of net revenues increased by 740 basis points to 59.8% for the three months ended September 30, 2017 from 52.4% for the three months ended October 1, 2016. This increase was primarily driven by the lower non-cash inventory-related charges recorded in connection with the Way Forward Plan during the three months ended September 30, 2017 as compared to the comparable prior year period, lower levels of promotional activity in connection with our long-term growth strategy, favorable geographic and channel mix, and lower sourcing costs.
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
Selling, General, and Administrative Expenses.    SG&A expenses primarily include compensation and benefits, advertising and marketing, distribution, bad debt, information technology, facilities, legal, and other costs associated with finance and administration. SG&A expenses decreased by $36.6 million, or 4.5%, to $766.7 million for the three months ended September 30, 2017. SG&A expenses as a percentage of net revenues increased to 46.1% for the three months ended September 30, 2017 from 44.1% for the three months ended October 1, 2016. The 200 basis point increase was primarily due to operating deleverage on lower net revenues, as previously discussed, and the unfavorable impact attributable to geographic and channel mix, as a greater portion of our revenue was generated by our international retail businesses (which typically carry higher operating expense margins). These increases were partially offset by our operational discipline and cost savings associated with our restructuring activities.
The $36.6 million net decline in SG&A expenses was driven by:

Three Months Ended September 30, 2017 Compared to Three Months Ended October 1, 2016
(millions)
SG&A expense category:
Rent and occupancy expenses	$(9.1)
Marketing and advertising expenses	(8.2)
Depreciation expense	(5.1)
Shipping and handling costs	(5.0)
Consulting fees	(3.0)
Other	(6.2)
Total change in SG&A expenses	$(36.6)
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

Amortization of Intangible Assets.    Amortization of intangible assets decreased slightly by $0.1 million, or 1.6%, to $6.0 million for the three months ended September 30, 2017 due to favorable foreign currency effects.
Impairment of Assets. During the three-month periods ended September 30, 2017 and October 1, 2016, we recorded non-cash impairment charges of $2.1 million and $27.0 million, respectively, to write off certain fixed assets related to our domestic and international stores, shop-within-shops, and corporate offices in connection with the Way Forward Plan. Additionally, during the three-months ended September 30, 2017, we recorded non-cash impairment charges of $9.1 million to write off certain fixed assets related to underperforming stores as a result of our on-going store portfolio evaluation. See Note 7 to the accompanying consolidated financial statements.
Restructuring and Other Charges. During the three-month periods ended September 30, 2017 and October 1, 2016, we recorded restructuring charges of $17.3 million and $41.5 million, respectively, in connection with the Way Forward Plan, consisting of severance and benefit costs, lease termination and store closure costs, and other cash charges. In addition, during the three months ended September 30, 2017, we recorded net other charges of $1.3 million related to depreciation expense associated with our former Polo store at 711 Fifth Avenue in New York City recorded after the store closed during the first quarter of Fiscal 2018 in connection with the Way Forward Plan and the reversal of reserves associated with the settlement of certain non-income tax issues. See Note 8 to the accompanying consolidated financial statements.
Operating Income.    Operating income increased to $193.3 million for the three months ended September 30, 2017, from $76.3 million for the three months ended October 1, 2016. Our operating results during the three-month periods ended September 30, 2017 and October 1, 2016 were negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $30.4 million and $149.5 million, respectively, as previously discussed. The increase in operating income also included a net favorable foreign currency effect of $6.2 million. Operating income as a percentage of net revenues increased by 740 basis points to 11.6% for the three months ended September 30, 2017 from 4.2% for the three months ended October 1, 2016. This increase was primarily driven by the net decline in restructuring-related charges, impairment of assets, and certain other charges and the increase in our gross profit margin, partially offset by the increase in SG&A expenses as a percentage of net revenues, all as previously discussed.
Operating income (loss) and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the comparable prior year period, are provided below:

	Three Months Ended
	September 30, 2017		October 1, 2016
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$202.7	23.1%	$202.4	19.4%	$0.3	370 bps
Europe	125.5	27.1%	100.4	22.5%	25.1	460 bps
Asia	26.5	12.2%	(65.8)	(30.4%)	92.3	4,260 bps
Other non-reportable segments	26.3	24.4%	30.0	26.4%	(3.7)	(200 bps)
	381.0		267.0		114.0
Unallocated corporate expenses	(169.1)		(149.2)		(19.9)
Unallocated restructuring and other charges	(18.6)		(41.5)		22.9
Total operating income	$193.3	11.6%	$76.3	4.2%	$117.0	740 bps
North America operating margin improved by 370 basis points, primarily due to the favorable impact of 220 basis points related to lower non-cash charges recorded in connection with the Way Forward Plan during the three months ended September 30, 2017 as compared to the prior fiscal year period. The increase also reflected the favorable impact of 170 basis points related to our retail business, largely driven by the increase in our gross profit margin and a decline in SG&A expenses as a percentage of net revenues. These increases in operating margin were partially offset by a 20 basis point decline related to our wholesale business, driven by the largely planned decline in sales related to our quality of sales initiatives outpacing the decline in operating expenses.
Europe operating margin improved by 460 basis points, primarily due to the favorable impact of 200 basis points and 170 basis points related to our retail business and wholesale business, respectively, both largely driven by the increase in our gross profit margin. SG&A expenses as a percentage of net revenues was approximately flat for our Europe segment. The increase also reflected the favorable impact of 110 basis points related to lower non-cash charges recorded in connection with the Way Forward Plan during the three months ended September 30, 2017 as compared to the prior fiscal year period. These increases in operating margin were partially offset by unfavorable foreign currency effects of 20 basis points.
Asia operating margin improved by 4,260 basis points, primarily due to the favorable impact of 3,510 basis points related to lower non-cash charges recorded in connection with the Way Forward Plan during the three months ended September 30, 2017 as compared to the prior fiscal year period. The increase also reflected the favorable impact of 600 basis points related to our retail business, largely driven by a decline in SG&A expenses as a percentage of net revenues and the increase in our gross profit margin. The improvement also reflected favorable foreign currency effects of 170 basis points. These increases in operating margin were partially offset by a 20 basis point decline related to our wholesale business.
Unallocated corporate expenses increased by $19.9 million to $169.1 million during the three months ended September 30, 2017. The increase in unallocated corporate expenses was primarily due to higher compensation-related expenses of $14.1 million, higher non-income tax related charges of $3.6 million, higher impairment of asset charges of $1.6 million, and higher other expenses of $7.4 million. These increases were partially offset by lower marketing and advertising expenses of $6.8 million.
Unallocated restructuring and other charges decreased by $22.9 million to $18.6 million during the three months ended September 30, 2017, as previously discussed above and in Note 8 to the accompanying consolidated financial statements.
Non-operating Expense, net. Non-operating expense, net is comprised of net foreign currency gains (losses), interest expense, interest and other income, net, and equity in losses from our equity-method investees. Non-operating expense, net decreased by $0.5 million to $2.1 million during the three months ended September 30, 2017 as compared to the three months ended October 1, 2016, as the increase in foreign currency gains and decline in equity in losses of equity-method investees were mostly offset by the increase in interest expense and decline in interest and other income, net.
Income Tax Provision.    The income tax provision represents federal, foreign, state and local income taxes. The income tax provision increased to $47.4 million for the three months ended September 30, 2017, from $28.0 million for the three months ended October 1, 2016. The increase in the income tax provision was primarily due to the increase in pretax income, partially offset by a decrease in our reported effective tax rate of 1,320 basis points, to 24.8% for the three months ended September 30, 2017, from 38.0% for the three months ended October 1, 2016. The lower effective tax rate for the three months ended September 30, 2017 was primarily due to the tax impact of earnings in lower taxed foreign jurisdictions versus the U.S. The effective tax rate differs from the statutory tax rate due to the effect of state and local taxes, tax rates in foreign jurisdictions, and certain nondeductible expenses. Our effective tax rate will change from period to period based on various factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.
Net Income.    Net income increased to $143.8 million for the three months ended September 30, 2017, from $45.7 million for the three months ended October 1, 2016. The $98.1 million increase in net income was primarily due to the $117.0 million increase in operating income, partially offset by the $19.4 million increase in our income tax provision, as previously discussed. Our operating results during the three-month periods ended September 30, 2017 and October 1, 2016 were negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $30.4 million and $149.5 million, respectively, which had an after-tax effect of reducing net income by $20.3 million and $112.6 million, respectively.
Net Income per Diluted Share.    Net income per diluted share increased to $1.75 per share for the three months ended September 30, 2017, from $0.55 for the three months ended October 1, 2016. The $1.20 per share increase was due to the higher level of net income, as previously discussed, and lower weighted-average diluted shares outstanding during the three months ended September 30, 2017 driven by our share repurchases during the last twelve months. Net income per diluted share for the three-month periods ended September 30, 2017 and October 1, 2016 were negatively impacted by approximately $0.24 per share and $1.35 per share, respectively, as a result of restructuring-related charges, impairment of assets, and certain other charges, as previously discussed.

Six Months Ended September 30, 2017 Compared to Six Months Ended October 1, 2016
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Six Months Ended
	September 30, 2017	October 1, 2016	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$3,011.3	$3,372.8	$(361.5)	(10.7%)
Cost of goods sold(a)	(1,164.3)	(1,524.0)	359.7	(23.6%)
Gross profit	1,847.0	1,848.8	(1.8)	(0.1%)
Gross profit as % of net revenues	61.3%	54.8%		650 bps
Selling, general, and administrative expenses(a)	(1,475.1)	(1,618.0)	142.9	(8.8%)
SG&A expenses as % of net revenues	49.0%	48.0%		100 bps
Amortization of intangible assets	(12.0)	(12.1)	0.1	(1.1%)
Impairment of assets	(20.9)	(46.4)	25.5	(55.0%)
Restructuring and other charges(a)	(55.4)	(127.2)	71.8	(56.5%)
Operating income	283.6	45.1	238.5	528.9%
Operating income as % of net revenues	9.4%	1.3%		810 bps
Foreign currency gains	1.8	3.5	(1.7)	(48.7%)
Interest expense	(9.6)	(7.5)	(2.1)	27.5%
Interest and other income, net	4.3	3.2	1.1	30.0%
Equity in losses of equity-method investees	(2.1)	(3.8)	1.7	(44.9%)
Income before income taxes	278.0	40.5	237.5	585.5%
Income tax provision	(74.7)	(17.1)	(57.6)	336.3%
Effective tax rate(b)	26.9%	42.2%		(1,530 bps)
Net income	$203.3	$23.4	$179.9	767.6%
Net income per common share:
Basic	$2.49	$0.28	$2.21	789.3%
Diluted	$2.47	$0.28	$2.19	782.1%

(a)	Includes total depreciation expense of $134.7 million and $141.9 million for the six-month periods ended September 30, 2017 and October 1, 2016, respectively.

(b)	Effective tax rate is calculated by dividing the income tax provision by income before income taxes.
Net Revenues.    Net revenues decreased by $361.5 million, or 10.7%, to $3.011 billion during the six months ended September 30, 2017 as compared to the six months ended October 1, 2016, including net unfavorable foreign currency effects of $13.0 million. On a constant currency basis, net revenues decreased by $348.5 million, or 10.3%.
The following table summarizes the percentage change in our consolidated comparable store sales for the six months ended September 30, 2017 as compared to the prior fiscal year period on both a reported and constant currency basis:

	As Reported	Constant Currency
E-commerce comparable store sales	(15%)	(15%)
Comparable store sales excluding e-commerce	(5%)	(4%)
Total comparable store sales	(6%)	(6%)

Our global average store count increased by 1 store and concession shop during the six months ended September 30, 2017 compared with the six months ended October 1, 2016, primarily due to new concession shop openings in Asia, largely offset by global store closures primarily associated with the Way Forward Plan.
Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the comparable prior year period, are provided below:

	Six Months Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	September 30, 2017	October 1, 2016	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$1,586.4	$1,900.4	$(314.0)	$0.3	$(314.3)	(16.5%)	(16.5%)
Europe	786.5	823.4	(36.9)	0.3	(37.2)	(4.5%)	(4.5%)
Asia	425.9	427.6	(1.7)	(12.1)	10.4	(0.4%)	2.4%
Other non-reportable segments	212.5	221.4	(8.9)	(1.5)	(7.4)	(4.0%)	(3.3%)
Total net revenues	$3,011.3	$3,372.8	$(361.5)	$(13.0)	$(348.5)	(10.7%)	(10.3%)
North America net revenues — Net revenues decreased by $314.0 million, or 16.5%, during the six months ended September 30, 2017 as compared to the six months ended October 1, 2016, including net favorable foreign currency effects of $0.3 million. On a constant currency basis, net revenues also decreased by 16.5%.
The $314.0 million net decline in North America net revenues was driven by:

•
a $244.0 million net decrease related to our North America wholesale business, largely driven by a strategic reduction of shipments (including within the off-price channel) and points of distribution in connection with our long-term growth strategy, the impact of brand discontinuances, and lower consumer demand;

•
a $66.8 million net decrease in comparable store sales, primarily driven by lower sales from our Ralph Lauren e-commerce operations and certain of our retail stores due in part to a decline in traffic, as well as lower levels of promotional activity and a planned reduction in inventory in connection with our long-term growth strategy. The following table summarizes our comparable store sales percentages on both a reported and constant currency basis related to our North America retail business:

	As Reported	Constant Currency
E-commerce comparable store sales	(20%)	(20%)
Comparable store sales excluding e-commerce	(5%)	(5%)
Total comparable store sales	(8%)	(8%)

•	a $3.2 million net decrease in non-comparable store sales.
Europe net revenues — Net revenues decreased by $36.9 million, or 4.5%, during the six months ended September 30, 2017 as compared to the six months ended October 1, 2016, including net favorable foreign currency effects of $0.3 million. On a constant currency basis, net revenues also decreased by 4.5%.
The $36.9 million net decline in Europe net revenues was driven by:

•
a $37.8 million net decrease related to our Europe wholesale business, driven by the impact of brand discontinuances and a strategic reduction of shipments within the off-price channel in connection with our long-term growth strategy, partially offset by net favorable foreign currency effects of $3.5 million; and

•
a $25.0 million net decrease in comparable store sales, including net unfavorable foreign currency effects of $3.2 million. Our comparable store sales decreased by $21.8 million on a constant currency basis, primarily driven by lower sales from certain of our retail stores due in part to lower levels of promotional activity in connection with our long-term growth strategy. The following table summarizes our comparable store sales percentages on both a reported and constant currency basis related to our Europe retail business:

	As Reported	Constant Currency
E-commerce comparable store sales	(7%)	(9%)
Comparable store sales excluding e-commerce	(7%)	(7%)
Total comparable store sales	(7%)	(7%)
These declines were partially offset by a $25.9 million net increase in non-comparable store sales, primarily driven by new store openings.
Asia net revenues — Net revenues decreased by $1.7 million, or 0.4%, during the six months ended September 30, 2017 as compared to the six months ended October 1, 2016, including net unfavorable foreign currency effects of $12.1 million. On a constant currency basis, net revenues increased by $10.4 million, or 2.4%.
The $1.7 million net decline in Asia net revenues was driven by:
a $2.3 million net decrease in non-comparable store sales, primarily driven by the strategic closure of certain of our retail stores and net unfavorable foreign currency effects of $4.7 million, largely offset by new concession shop openings.
This decline was partially offset by:

•
a $0.5 million net increase in comparable store sales, including net unfavorable foreign currency effects of $6.7 million. Our comparable store sales increased by $7.2 million on a constant currency basis, primarily driven by higher sales from certain of our retail locations due in part to improved traffic and conversion, partially offset by the impact of lower levels of promotional activity in connection with our long-term growth strategy. The following table summarizes our comparable store sales percentage on both a reported and constant currency basis related to our Asia retail business:

	As Reported	Constant Currency
Total comparable store sales(a)	0%	3%

(a)	Comparable store sales for our Asia segment were comprised primarily of sales made through our stores and concession shops.

•	a $0.1 million net increase related to our Asia wholesale business, inclusive of net unfavorable foreign currency effects of $0.7 million.
Gross Profit.    Gross profit decreased by $1.8 million, or 0.1%, to $1.847 billion for the six months ended September 30, 2017. Gross profit during the six-month periods ended September 30, 2017 and October 1, 2016 reflected non-cash inventory-related charges of $1.3 million and $135.0 million, respectively, recorded in connection with the Way Forward Plan. The decrease in gross profit also included a net unfavorable foreign currency effect of $13.3 million. Gross profit as a percentage of net revenues increased by 650 basis points to 61.3% for the six months ended September 30, 2017 from 54.8% for the six months ended October 1, 2016. This increase was primarily driven by the lower non-cash inventory-related charges recorded in connection with the Way Forward Plan during the six months ended September 30, 2017 as compared to the comparable prior year period, lower levels of promotional activity in connection with our long-term growth strategy, favorable geographic and channel mix, and lower sourcing costs.
Selling, General, and Administrative Expenses.    SG&A expenses decreased by $142.9 million, or 8.8%, to $1.475 billion for the six months ended September 30, 2017. This decrease included a net favorable foreign currency effect of $10.6 million. SG&A expenses as a percentage of net revenues increased to 49.0% for the six months ended September 30, 2017 from 48.0% for the six months ended October 1, 2016. The 100 basis point increase was primarily due to operating deleverage on lower net revenues, as previously discussed, and the unfavorable impact attributable to geographic and channel mix, as a greater portion of our revenue was generated by our international retail businesses (which typically carry higher operating expense margins). These increases were partially offset by our operational discipline and cost savings associated with our restructuring activities, as well as the favorable impact related to Mr. Ralph Lauren electing to forgo his Fiscal 2017 executive incentive bonus.

The $142.9 million net decline in SG&A expenses was driven by:

Six Months Ended September 30, 2017 Compared to Six Months Ended October 1, 2016
(millions)
SG&A expense category:
Compensation-related expenses(a)	$(49.5)
Marketing and advertising expenses	(23.1)
Rent and occupancy expenses	(19.0)
Depreciation expense	(14.0)
Shipping and handling costs	(10.8)
Consulting fees	(10.5)
Other	(16.0)
Total change in SG&A expenses	$(142.9)

(a)	Includes the favorable impact of $7.6 million related to Mr. Ralph Lauren electing to forgo his Fiscal 2017 executive incentive bonus.
Amortization of Intangible Assets.    Amortization of intangible assets decreased slightly by $0.1 million, or 1.1%, to $12.0 million during the six months ended September 30, 2017 due to favorable foreign currency effects.
Impairment of Assets. During the six-month periods ended September 30, 2017 and October 1, 2016, we recorded non-cash impairment charges of $11.8 million and $46.4 million, respectively, to write off certain fixed assets related to our domestic and international stores, shop-within-shops, and corporate offices in connection with the Way Forward Plan. Additionally, during the six-months ended September 30, 2017, we recorded non-cash impairment charges of $9.1 million to write off certain fixed assets related to underperforming stores as a result of our on-going store portfolio evaluation. See Note 7 to the accompanying consolidated financial statements.
Restructuring and Other Charges. During the six-month periods ended September 30, 2017 and October 1, 2016, we recorded restructuring charges of $43.9 million and $127.2 million, respectively, in connection with our restructuring plans, consisting of severance and benefit costs, lease termination and store closure costs, and other cash charges. In addition, during the six months ended September 30, 2017, we recorded net other charges of $11.5 million primarily related to depreciation expense associated with our former Polo store at 711 Fifth Avenue in New York City recorded after the store closed during the first quarter of Fiscal 2018 in connection with the Way Forward Plan, the departure of Mr. Stefan Larsson, and the reversal of reserves associated with the settlement of certain non-income tax issues. See Note 8 to the accompanying consolidated financial statements.
Operating Income.    Operating income increased to $283.6 million for the six months ended September 30, 2017, from $45.1 million for the six months ended October 1, 2016. Our operating results during the six-month periods ended September 30, 2017 and October 1, 2016 were negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $77.6 million and $308.6 million, respectively, as previously discussed. The increase in operating income also included a net unfavorable foreign currency effect of $2.7 million. Operating income as a percentage of net revenues increased by 810 basis points to 9.4% for the six months ended September 30, 2017 from 1.3% for the six months ended October 1, 2016. This increase was primarily driven by the net decline in restructuring-related charges, impairment of assets, and certain other charges and the increase in our gross profit margin, partially offset by the increase in SG&A expenses as a percentage of net revenues, all as previously discussed.

Operating income (loss) and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the comparable prior year period, are provided below:

	Six Months Ended
	September 30, 2017		October 1, 2016
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$353.2	22.3%	$368.2	19.4%	$(15.0)	290 bps
Europe	192.6	24.5%	175.4	21.3%	17.2	320 bps
Asia	56.7	13.3%	(103.6)	(24.2%)	160.3	3,750 bps
Other non-reportable segments	59.3	27.9%	57.8	26.1%	1.5	180 bps
	661.8		497.8		164.0
Unallocated corporate expenses	(322.8)		(325.5)		2.7
Unallocated restructuring and other charges	(55.4)		(127.2)		71.8
Total operating income	$283.6	9.4%	$45.1	1.3%	$238.5	810 bps
North America operating margin improved by 290 basis points, primarily due to the favorable impact of 170 basis points related to our retail business, largely driven by the increase in our gross profit margin and a decline in SG&A expenses as a percentage of net revenues. The increase also reflected the favorable impact of 160 basis points related to lower non-cash charges recorded in connection with the Way Forward Plan during the six months ended September 30, 2017 as compared to the prior fiscal year period. These increases in operating margin were partially offset by a 40 basis point decline related to our wholesale business, driven by the largely planned decline in sales related to our quality of sales initiatives outpacing the decline in operating expenses.
Europe operating margin improved by 320 basis points, primarily due to the favorable impact of 240 basis points related to our retail business, largely driven by the increase in our gross profit margin, partially offset by an increase in SG&A expenses as a percentage of net revenues. The increase also reflected the favorable impact of 150 basis points related to lower non-cash charges recorded in connection with the Way Forward Plan during the six months ended September 30, 2017 as compared to the prior fiscal year period, as well as the favorable impact of 30 basis points related to our wholesale business, largely driven by the increase in our gross profit margin. These increases in operating margin were partially offset by unfavorable foreign currency effects of 80 basis points and 20 basis points attributable to other factors, including unfavorable channel mix.
Asia operating margin improved by 3,750 basis points, primarily due to the favorable impact of 3,010 basis points related to lower non-cash charges recorded in connection with the Way Forward Plan during the six months ended September 30, 2017 as compared to the prior fiscal year period. The increase also reflected the favorable impact of 640 basis points related to our retail business, largely driven by a decline in SG&A expenses as a percentage of net revenues and the increase in our gross profit margin. The improvement also reflected favorable foreign currency effects of 150 basis points. These increases in operating margin were partially offset by a 50 basis point decline related to our wholesale business.
Unallocated corporate expenses decreased by $2.7 million to $322.8 million during the six months ended September 30, 2017. The decline in unallocated corporate expenses was primarily due to lower marketing and advertising expenses of $15.1 million, lower compensation-related expenses of $14.3 million (inclusive of the favorable impact of $7.6 million related to Mr. Ralph Lauren electing to forgo his Fiscal 2017 executive incentive bonus) and lower consulting fees of $7.9 million. These declines were partially offset by higher impairment of asset charges of $8.7 million, higher non-income tax related charges of $3.0 million, and higher other operating expenses of $22.9 million.
Unallocated restructuring and other charges decreased by $71.8 million to $55.4 million during the six months ended September 30, 2017, as previously discussed above and in Note 8 to the accompanying consolidated financial statements.
Non-operating Expense, net. Non-operating expense, net increased by $1.0 million to $5.6 million during the six months ended September 30, 2017 as compared to the six months ended October 1, 2016, as the decline in foreign currency gains and the increase in interest expense were largely offset by the decline in equity in losses of equity-method investees and the increase in interest and other income, net.

Income Tax Provision.    The income tax provision increased to $74.7 million for the six months ended September 30, 2017, from $17.1 million for the six months ended October 1, 2016. The increase in the provision for income taxes was primarily due to the increase in pretax income, partially offset by a decrease in our reported effective tax rate of 1,530 basis points, to 26.9% for the six months ended September 30, 2017 from 42.2% for the six months ended October 1, 2016. The lower effective tax rate for the six months ended September 30, 2017 was primarily due to the tax impact of earnings in lower taxed foreign jurisdictions versus the U.S., the absence of income tax reserve adjustments largely associated with an income tax settlement and certain income tax audits, partially offset by the tax impact of the adoption of Accounting Standards Update No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). See Note 4 to the accompanying consolidated financial statements for additional information relating to our adoption of ASU 2016-09.
Net Income.    Net income increased to $203.3 million for the six months ended September 30, 2017, from $23.4 million for the six months ended October 1, 2016. The $179.9 million increase in net income was primarily due to the $238.5 million increase in operating income, partially offset by the $57.6 million increase in our income tax provision, as previously discussed. Our operating results during the six-month periods ended September 30, 2017 and October 1, 2016 were negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $77.6 million and $308.6 million, respectively, which had an after-tax effect of reducing net income by $51.9 million and $224.4 million, respectively.
Net Income per Diluted Share.    Net income per diluted share increased to $2.47 per share for the six months ended September 30, 2017, from $0.28 for six months ended October 1, 2016. The $2.19 per share increase was due to the higher level of net income, as previously discussed, and lower weighted-average diluted shares outstanding during the six months ended September 30, 2017 driven by our share repurchases during the last twelve months. Net income per diluted share for the six-month periods ended September 30, 2017 and October 1, 2016 were negatively impacted by $0.63 per share and $2.68 per share, respectively, as a result of restructuring-related charges, impairment of assets, and certain other charges, as previously discussed.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of September 30, 2017 and April 1, 2017:

	September 30, 2017	April 1, 2017	$ Change
	(millions)
Cash and cash equivalents	$1,111.6	$668.3	$443.3
Short-term investments	507.1	684.7	(177.6)
Non-current investments(a)	82.6	21.4	61.2
Current portion of long-term debt(b)	(298.6)	—	(298.6)
Long-term debt(b)	(291.8)	(588.2)	296.4
Net cash and investments(c)	$1,110.9	$786.2	$324.7
Equity	$3,509.6	$3,299.6	$210.0

(a)	Recorded within other non-current assets in our consolidated balance sheets.

(b)	See Note 10 to the accompanying consolidated financial statements for discussion of the carrying value of our debt.

(c)	"Net cash and investments" is defined as cash and cash equivalents, plus short-term and non-current investments, less total debt.
The increase in our net cash and investments position at September 30, 2017 as compared to April 1, 2017 was primarily due to our operating cash flows of $437.0 million, partially offset by our use of cash to make dividend payments of $81.1 million and to invest in our business through $74.7 million in capital expenditures.
The increase in equity was primarily attributable to our comprehensive income and the net impact of stock-based compensation arrangements, partially offset by our dividends declared during the six months ended September 30, 2017.

Cash Flows
The following table details our cash flows for the six-month periods ended September 30, 2017 and October 1, 2016:

	Six Months Ended
	September 30, 2017	October 1, 2016	$ Change
	(millions)
Net cash provided by operating activities	$437.0	$232.6	$204.4
Net cash provided by (used in) investing activities	86.7	(13.7)	100.4
Net cash used in financing activities	(109.8)	(227.9)	118.1
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	33.2	(12.9)	46.1
Net increase (decrease) in cash, cash equivalents, and restricted cash	$447.1	$(21.9)	$469.0
Net Cash Provided by Operating Activities.    Net cash provided by operating activities increased to $437.0 million during the six months ended September 30, 2017, as compared to $232.6 million during the six months ended October 1, 2016. The $204.4 million net increase in cash provided by operating activities was due to a net favorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period, partially offset by a decline in net income before non-cash charges. The net increase related to our working capital was primarily driven by:

•	a decline in our inventory levels, largely driven by our inventory management initiatives, lower sourcing costs, and the timing of inventory receipts; and

•	favorable changes in our (i) income tax receivables and payables and (ii) prepaid expenses and other current assets, both largely driven by the timing of cash collections and payments.
These increases related to our working capital were partially offset by an unfavorable change in our accounts receivable, largely driven by the timing of cash collections.
Net Cash Provided by (Used in) Investing Activities.    Net cash provided by investing activities was $86.7 million during the six months ended September 30, 2017, as compared to net cash used in investing activities of $13.7 million during the six months ended October 1, 2016. The $100.4 million net increase in cash provided by investing activities was primarily driven by:

•
a $90.7 million decline in capital expenditures. During the six months ended September 30, 2017, we spent $74.7 million on capital expenditures, as compared to $165.4 million during the six months ended October 1, 2016. Our capital expenditures during the six months ended September 30, 2017 primarily related to our global retail and department store renovations, new store openings, and the continued enhancements to our global information technology systems; and

•
a $10.8 million increase in proceeds from sales and maturities of investments, less purchases of investments. During the six months ended September 30, 2017, we received net investment proceeds of $165.0 million, as compared to $154.2 million during the six months ended October 1, 2016.

We currently expect to spend approximately $225 million in capital expenditures during Fiscal 2018, lower than our previous estimate of $300 million, as we shift capital investments behind consumer-facing initiatives that have demonstrated a proof of concept and healthy rates of return.
Net Cash Used in Financing Activities.    Net cash used in financing activities was $109.8 million during the six months ended September 30, 2017, as compared to $227.9 million during the six months ended October 1, 2016. The $118.1 million net decrease in cash used in financing activities was primarily driven by:

•
a $100.3 million decline in cash used to repurchase shares of our Class A common stock. During the six months ended September 30, 2017, $14.6 million in shares of Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our long-term stock incentive plans. On a comparative basis, during the six months ended October 1, 2016, we used $100.0 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $14.9 million in shares of Class A common stock were surrendered or withheld for taxes; and

•
a $21.1 million decline in cash used to repay debt, less proceeds from debt issuances. We did not issue or repay any debt during the six months ended September 30, 2017. On a comparative basis, during the six months ended October 1, 2016, we repaid $26.1 million of borrowings previously outstanding under our credit facilities and received $5.0 million in net proceeds related to our commercial paper note issuances and repayments.

Sources of Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, our available cash and cash equivalents and short-term investments, availability under our credit facilities, our issuances of commercial paper notes, and other available financing options.
During the six months ended September 30, 2017, we generated $437.0 million of net cash flows from our operations. As of September 30, 2017, we had $1.619 billion in cash, cash equivalents, and short-term investments, of which $1.331 billion were held by our subsidiaries domiciled outside the U.S. We are not dependent on foreign cash to fund our domestic operations and do not expect to repatriate these balances to meet our domestic cash needs. However, we continue to monitor governing tax rules and our needs for cash, and if our plans change and we choose to repatriate any funds to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.
The following table presents our total availability, borrowings outstanding, and remaining availability under our credit facilities and Commercial Paper Program as of September 30, 2017:

	September 30, 2017
Description(a)	Total Availability	Borrowings Outstanding		Remaining Availability
	(millions)
Global Credit Facility and Commercial Paper Program(b)	$500	$9	(c)	$491
Pan-Asia Credit Facilities	48	—		48

(a)	As defined in Note 10 to the accompanying consolidated financial statements.

(b)
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility. Accordingly, we do not expect combined borrowings outstanding under the Commercial Paper Program and the Global Credit Facility to exceed $500 million.

(c)	Represents outstanding letters of credit for which we were contingently liable under the Global Credit Facility as of September 30, 2017.
We believe that our Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of September 30, 2017, there were nine financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 20%. Borrowings under the Pan-Asia Credit Facilities are guaranteed by the parent company and are granted at the sole discretion of the participating regional branches of JPMorgan Chase (the "Banks"), subject to availability of the Banks' funds and satisfaction of certain regulatory requirements. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Global Credit Facility and the Pan-Asia Credit Facilities in the event of our election to draw funds in the foreseeable future.
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

Common Stock Repurchase Program
As of September 30, 2017, the remaining availability under our Class A common stock repurchase program was approximately $100 million. Repurchases of shares of Class A common stock are subject to overall business and market conditions. We currently do not expect to repurchase shares under our Class A common stock repurchase program during Fiscal 2018, as we evaluate the cash needs of our business, the sector dynamics, and the heightened level of uncertainty surrounding potential changes to U.S. taxation policies.
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
The Global Credit Facility contains a number of covenants, as described in Note 10 to the accompanying consolidated financial statements. As of September 30, 2017, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility. The Pan-Asia Credit Facilities do not contain any financial covenants.
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

As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts will fail to meet their contractual obligations. To mitigate this counterparty credit risk, we have a policy of only entering into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. Our established policies and procedures for mitigating credit risk from derivative transactions include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties, when possible, to mitigate credit risk associated with our derivative instruments. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of September 30, 2017. However, we do have in aggregate $6.7 million of derivative instruments in net asset positions with three creditworthy financial institutions.
Foreign Currency Risk Management
We manage our exposure to changes in foreign currency exchange rates through the use of forward foreign currency exchange and cross-currency swap contracts. See Note 12 to the accompanying consolidated financial statements for a summary of the notional amounts and fair values of our forward foreign currency exchange and cross-currency swap contracts outstanding as of September 30, 2017.
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

Investment Risk Management
As of September 30, 2017, we had cash and cash equivalents on-hand of $1.112 billion, consisting of deposits in interest bearing accounts, investments in money market funds, and investments in time deposits and commercial paper with original maturities of 90 days or less. Our other significant investments included $507.1 million of short-term investments, consisting of time deposits with original maturities greater than 90 days; $47.3 million of restricted cash placed in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters; and $82.6 million of investments with maturities greater than one year, consisting of time deposits.
We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed further below. Our investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in our investment policy. See Note 12 to the accompanying consolidated financial statements for further detail of the composition of our investment portfolio as of September 30, 2017.
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
Goodwill Impairment Assessment
We performed our annual goodwill impairment assessment using a qualitative approach as of the beginning of the second quarter of Fiscal 2018. In performing the assessment, we identified and considered the significance of relevant key factors, events, and circumstances that affected the fair values and/or carrying amounts of our reporting units with allocated goodwill. These factors included external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as our actual and expected financial performance. Additionally, the results of our most recent quantitative goodwill impairment test indicated that the fair values of these reporting units significantly exceeded their respective carrying values. Based on the results of our qualitative goodwill impairment assessment, we concluded that it is not more likely than not that the fair values of our reporting units are less than their respective carrying values, and there were no reporting units at risk of impairment.
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
We carried out an evaluation based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our principal executive and principal financial officers have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017. Except as discussed below, there has been no change in the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
No shares of the Company's Class B common stock were converted into Class A common stock during the three months ended September 30, 2017.

(b)	Not Applicable

(c)	Stock Repurchases
The following table sets forth the repurchases of shares of the Company's Class A common stock during the three months ended September 30, 2017:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(b)
				(millions)
July 2, 2017 to July 29, 2017	990	$73.65	—	$100
July 30, 2017 to August 26, 2017	817	88.64	—	100
August 27, 2017 to September 30, 2017	—	—	—	100
	1,807		—

(a)	Represents shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.

(b)	Repurchases of shares of Class A common stock are subject to overall business and market conditions.

Item 6.	Exhibits.

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1/A (File No. 333-24733) filed June 10, 1997).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Form 8-K filed August 16, 2011).
3.3	Fourth Amended and Restated By-Laws of the Company (filed as Exhibit 3.3 to the Form 10-Q filed on August 10, 2017).
10.1*	Performance Share Unit Award Overview containing the standard terms of performance share unit awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan †
10.2*
Performance-Based Restricted Stock Unit - Award Notification containing the standard terms of performance-based restricted stock unit awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan †

10.3*	Restricted Stock Unit Overview containing the standard terms of restricted stock unit awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan †
12.1*	Computation of Ratio of Earnings to Fixed Charges.
31.1*	Certification of Principal Executive Officer pursuant to 17 CFR 240.13a-14(a).
31.2*	Certification of Principal Financial Officer pursuant to 17 CFR 240.13a-14(a).
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at September 30, 2017 and April 1, 2017, (ii) the Consolidated Statements of Operations for the three-month and six-month periods ended September 30, 2017 and October 1, 2016, (iii) the Consolidated Statements of Comprehensive Income for the three-month and six-month periods ended September 30, 2017 and October 1, 2016, (iv) the Consolidated Statements of Cash Flows for the six-month periods ended September 30, 2017 and October 1, 2016, and (v) the Notes to the Consolidated Financial Statements.

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

Date: November 9, 2017

