Form 10-Q
period 2017-12-30
RALPH LAUREN CORP
filed 2018-02-08
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
At February 2, 2018, 55,408,452 shares of the registrant's Class A common stock, $.01 par value, and 25,881,276 shares of the registrant's Class B common stock, $.01 par value, were outstanding.

RALPH LAUREN CORPORATION
INDEX

		Page

PART I. FINANCIAL INFORMATION (Unaudited)
Item 1.	Financial Statements:
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Comprehensive Income (Loss)	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	64
Item 4.	Controls and Procedures	64

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	65
Item 1A.	Risk Factors	65
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66
Item 6.	Exhibits	67
Signatures		68

EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101	INSTANCE DOCUMENT
EX-101	SCHEMA DOCUMENT
EX-101	CALCULATION LINKBASE DOCUMENT
EX-101	LABELS LINKBASE DOCUMENT
EX-101	PRESENTATION LINKBASE DOCUMENT
EX-101	DEFINITION LINKBASE DOCUMENT

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 30, 2017	April 1, 2017
	(millions) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,175.7	$668.3
Short-term investments	862.3	684.7
Accounts receivable, net of allowances of $218.6 million and $214.4 million	295.2	450.2
Inventories	825.4	791.5
Income tax receivable	69.8	79.4
Prepaid expenses and other current assets	304.8	280.4
Total current assets	3,533.2	2,954.5
Property and equipment, net	1,215.9	1,316.0
Deferred tax assets	133.1	125.9
Goodwill	935.0	904.6
Intangible assets, net	201.5	219.8
Other non-current assets	180.3	131.2
Total assets	$6,199.0	$5,652.0
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$298.3	$—
Accounts payable	184.3	147.7
Income tax payable	138.5	29.5
Accrued expenses and other current liabilities	1,089.1	982.7
Total current liabilities	1,710.2	1,159.9
Long-term debt	290.3	588.2
Income tax payable	150.8	—
Non-current liability for unrecognized tax benefits	76.4	62.7
Other non-current liabilities	563.8	541.6
Commitments and contingencies (Note 13)
Total liabilities	2,791.5	2,352.4
Equity:
Class A common stock, par value $.01 per share; 102.0 million and 101.5 million shares issued; 55.4 million and 55.1 million shares outstanding	1.0	0.9
Class B common stock, par value $.01 per share; 25.9 million shares issued and outstanding	0.3	0.3
Additional paid-in-capital	2,365.1	2,308.8
Retained earnings	5,751.5	5,751.9
Treasury stock, Class A, at cost; 46.6 million and 46.4 million shares	(4,579.8)	(4,563.9)
Accumulated other comprehensive loss	(130.6)	(198.4)
Total equity	3,407.5	3,299.6
Total liabilities and equity	$6,199.0	$5,652.0
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
	(millions, except per share data) (unaudited)
Net revenues	$1,641.8	$1,714.6	$4,653.1	$5,087.4
Cost of goods sold(a)	(645.6)	(731.4)	(1,809.9)	(2,255.4)
Gross profit	996.2	983.2	2,843.2	2,832.0
Selling, general, and administrative expenses(a)	(773.8)	(771.9)	(2,248.9)	(2,389.9)
Amortization of intangible assets	(6.0)	(6.0)	(18.0)	(18.1)
Impairment of assets	(3.9)	(10.3)	(24.8)	(56.7)
Restructuring and other charges(a)	(23.3)	(66.7)	(78.7)	(193.9)
Total other operating expenses, net	(807.0)	(854.9)	(2,370.4)	(2,658.6)
Operating income	189.2	128.3	472.8	173.4
Foreign currency gains (losses)	0.6	(2.7)	2.4	0.8
Interest expense	(4.8)	(3.6)	(14.4)	(11.1)
Interest and other income, net	2.8	2.5	7.1	5.7
Equity in losses of equity-method investees	(1.5)	(1.4)	(3.6)	(5.2)
Income before income taxes	186.3	123.1	464.3	163.6
Income tax provision	(268.1)	(41.8)	(342.8)	(58.9)
Net income (loss)	$(81.8)	$81.3	$121.5	$104.7
Net income (loss) per common share:
Basic	$(1.00)	$0.98	$1.49	$1.26
Diluted	$(1.00)	$0.98	$1.47	$1.25
Weighted average common shares outstanding:
Basic	81.7	82.6	81.7	82.9
Diluted	81.7	83.3	82.5	83.6
Dividends declared per share	$0.50	$0.50	$1.50	$1.50
(a) Includes total depreciation expense of:	$(66.7)	$(71.9)	$(201.4)	$(213.8)

See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
	(millions) (unaudited)
Net income (loss)	$(81.8)	$81.3	$121.5	$104.7
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	3.0	(88.8)	90.7	(86.7)
Net gains (losses) on cash flow hedges	2.3	45.0	(22.0)	43.2
Net gains (losses) on defined benefit plans	(0.5)	1.1	(0.9)	2.0
Other comprehensive income (loss), net of tax	4.8	(42.7)	67.8	(41.5)
Total comprehensive income (loss)	$(77.0)	$38.6	$189.3	$63.2

See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 30, 2017	December 31, 2016
	(millions) (unaudited)
Cash flows from operating activities:
Net income	$121.5	$104.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	219.4	231.9
Deferred income tax expense (benefit)	(8.0)	9.8
Equity in losses of equity-method investees	3.6	5.2
Non-cash stock-based compensation expense	56.3	46.4
Non-cash impairment of assets	24.8	56.7
Non-cash restructuring-related inventory charges	1.3	149.4
Other non-cash charges	6.7	18.1
Changes in operating assets and liabilities:
Accounts receivable	158.9	214.9
Inventories	(11.6)	(36.5)
Prepaid expenses and other current assets	(4.2)	(72.8)
Accounts payable and accrued liabilities	105.0	98.4
Income tax receivables and payables	279.7	(2.6)
Deferred income	3.8	(15.5)
Other balance sheet changes	(6.1)	42.6
Net cash provided by operating activities	951.1	850.7
Cash flows from investing activities:
Capital expenditures	(123.0)	(225.5)
Purchases of investments	(985.5)	(460.5)
Proceeds from sales and maturities of investments	795.3	704.8
Acquisitions and ventures	(4.6)	(2.5)
Net cash provided by (used in) investing activities	(317.8)	16.3
Cash flows from financing activities:
Proceeds from issuance of short-term debt	—	3,735.2
Repayments of short-term debt	—	(3,851.3)
Payments of capital lease obligations	(21.2)	(19.4)
Payments of dividends	(121.7)	(123.7)
Repurchases of common stock, including shares surrendered for tax withholdings	(15.9)	(115.0)
Proceeds from exercise of stock options	0.1	4.7
Net cash used in financing activities	(158.7)	(369.5)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	36.8	(29.0)
Net increase in cash, cash equivalents, and restricted cash	511.4	468.5
Cash, cash equivalents, and restricted cash at beginning of period	711.8	502.1
Cash, cash equivalents, and restricted cash at end of period	$1,223.2	$970.6

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
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2018 will end on March 31, 2018 and will be a 52-week period ("Fiscal 2018"). Fiscal year 2017 ended on April 1, 2017 and was also a 52-week period ("Fiscal 2017"). The third quarter of Fiscal 2018 ended on December 30, 2017 and was a 13-week period. The third quarter of Fiscal 2017 ended on December 31, 2016 and was also a 13-week period.

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
Seasonality of Business
The Company's business is typically affected by seasonal trends, with higher levels of wholesale sales in its second and fourth fiscal quarters and higher retail sales in its second and third fiscal quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school, and holiday shopping periods impacting our retail business. In addition, fluctuations in sales, operating income, and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, the Company's operating results and cash flows for the three-month and nine-month periods ended December 30, 2017 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2018.

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
A summary of shipping and handling costs recognized during the three-month and nine-month periods ended December 30, 2017 and December 31, 2016 is as follows:

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
	(millions)
Shipping costs	$11.7	$12.8	$28.4	$32.2
Handling costs	39.7	44.1	115.3	127.8
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
The weighted-average number of common shares outstanding used to calculate basic net income (loss) per common share is reconciled to shares used to calculate diluted net income (loss) per common share as follows:

	Three Months Ended			Nine Months Ended
	December 30, 2017		December 31, 2016	December 30, 2017	December 31, 2016
	(millions)
Basic shares	81.7		82.6	81.7	82.9
Dilutive effect of stock options and RSUs	—	(a)	0.7	0.8	0.7
Diluted shares	81.7		83.3	82.5	83.6

(a)
Incremental shares of 0.9 million attributable to outstanding stock options and RSUs were excluded from the computation of diluted shares for the three months ended December 30, 2017, as such shares would not be dilutive as a result of the net loss incurred during the period.

All earnings per share amounts have been calculated using unrounded numbers. Options to purchase shares of the Company's Class A common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income (loss) per common share. In addition, the Company has outstanding performance-based RSUs, which are included in the computation of diluted shares only to the extent that the underlying performance conditions (and applicable market condition modifiers, if any) (i) have been satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. As of December 30, 2017 and December 31, 2016, there were 2.0 million and

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.2 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based RSUs that were excluded from the diluted shares calculations.
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
A rollforward of the activity in the Company's reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented below:

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
	(millions)
Beginning reserve balance	$231.5	$228.9	$202.8	$239.7
Amount charged against revenue to increase reserve	125.3	151.8	418.6	479.6
Amount credited against customer accounts to decrease reserve	(155.6)	(171.8)	(427.8)	(511.1)
Foreign currency translation	0.4	(7.8)	8.0	(7.1)
Ending reserve balance	$201.6	$201.1	$201.6	$201.1
An allowance for doubtful accounts is determined through an analysis of accounts receivable aging, assessments of collectability based on an evaluation of historical and anticipated trends, the financial condition of the Company's customers, and an evaluation of the impact of economic conditions, among other factors.
A rollforward of the activity in the Company's allowance for doubtful accounts is presented below:

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
	(millions)
Beginning reserve balance	$17.3	$15.8	$11.6	$14.5
Amount recorded to expense to increase reserve(a)	0.1	0.1	6.4	6.1
Amount written-off against customer accounts to decrease reserve	(0.4)	(3.3)	(1.8)	(7.9)
Foreign currency translation	—	(0.7)	0.8	(0.8)
Ending reserve balance	$17.0	$11.9	$17.0	$11.9

(a)	Amounts recorded to bad debt expense are included within SG&A expenses in the consolidated statements of operations.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department and specialty stores around the world, and extends credit based on an evaluation of each customer's financial capacity and condition, usually without requiring collateral. In the Company's wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2017, the Company's sales to its largest wholesale customer, Macy's, Inc. ("Macy's"), accounted for approximately 10% of total net revenues, and the Company's sales to its three largest wholesale customers (including Macy's) accounted for approximately 21% of total net revenues. Substantially all of the Company's sales to its three largest wholesale customers related to its North America segment. As of December 30, 2017, these three key wholesale customers constituted approximately 27% of the Company's total gross accounts receivable.
Inventories
The Company holds inventory that is sold through wholesale distribution channels to major department stores and specialty retail stores. The Company also holds retail inventory that is sold in its own stores and e-commerce sites directly to consumers. Substantially all of the Company's inventories are comprised of finished goods, which are stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis. Inventory held by the Company totaled $825.4 million, $791.5 million, and $984.1 million as of December 30, 2017, April 1, 2017, and December 31, 2016, respectively.
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
Targeted Improvements to Accounting for Hedging Activities
In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-12, "Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"). ASU 2017-12 amends existing hedge accounting guidance by better aligning an entity's financial reporting with its risk management activities and by simplifying its application. Among its provisions, ASU 2017-12 eliminates the requirement to separately measure and report ineffectiveness for instruments that qualify for hedge accounting, and generally requires that the entire change in fair value of such instruments ultimately be presented in the same income statement line as the respective hedged item. Additionally, the updated guidance reduces complexity in the accounting for certain hedging relationships, eases documentation and effectiveness assessment requirements, broadens the scope of risk components eligible to qualify for hedge accounting, and modifies certain disclosure requirements. ASU 2017-12 is effective for the Company beginning in its fiscal year ending March 28, 2020 ("Fiscal 2020"), with early adoption permitted, and is to be applied using a modified retrospective transition approach, except for the amended presentation and disclosure requirements, which are to be applied prospectively. The Company is currently evaluating the impact that ASU 2017-12 will have on its consolidated financial statements and related disclosures.
Restricted Cash
In November 2016, the FASB issued ASU No. 2016-18, "Restricted Cash" ("ASU 2016-18"). ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. Accordingly, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the statement of cash flows. The Company early-adopted ASU 2016-18 during the first quarter of Fiscal 2018 and applied its provisions retrospectively. Other than the change in presentation within the statement of cash flows, the adoption of ASU 2016-18 did not have an impact on the Company's consolidated financial statements. See Note 18 for a reconciliation of cash, cash equivalents, and restricted cash from the consolidated balance sheets to the consolidated statements of cash flows.
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
The Company adopted ASU 2016-09 during the first quarter of Fiscal 2018. Among its various provisions, ASU 2016-09 impacts the accounting for income taxes upon award settlement by requiring that all excess tax benefits and shortfalls be reflected in the income tax benefit (provision) in the statement of operations in the period that they are realized. This reflects a change from previous practice, which generally required that such activity be recorded in equity as additional paid-in-capital. This change, which was applied prospectively in the Company's consolidated financial statements, increased the Company's income tax provision by $0.5 million and $16.0 million for the three-month and nine-month periods ended December 30, 2017, respectively. Future impacts of this guidance on the Company's income tax benefit (provision) will depend largely on unpredictable events and other factors, including the timing of both employee stock option exercises and cancellations, if any, and the value realized upon vesting or exercise of shares compared to the grant date fair value of those shares, and will likely result in increased volatility. This increase in volatility is expected to be more pronounced during the first half of the Company's fiscal year due to the timing of annual stock-based compensation award vestings and stock option expirations.
Additionally, ASU 2016-09 changes the classification of excess tax benefits presented in the Company's consolidated statements of cash flows from a financing activity to an operating activity. The Company applied this change in classification on a retrospective basis by reclassifying $0.3 million of excess tax benefits from cash flows from financing activities to cash flows from operating activities for the nine months ended December 31, 2016.
Lastly, as permitted, the Company has elected to continue to estimate the impact of expected forfeitures when determining the amount of compensation cost to be recognized each period, as opposed to reflecting the impact of forfeitures only as they occur.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The remaining provisions of ASU 2016-09 did not have a material impact on the Company's consolidated financial statements.
Leases
In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"). ASU 2016-02 requires that a lessee's rights and fixed payment obligations under most leases be recognized as right-of-use assets and lease liabilities on the consolidated balance sheet. ASU 2016-02 retains a dual model for classifying leases as either financing or operating, which governs the pattern of expense recognition to be reflected in the consolidated statement of operations. Variable lease payments based on performance, such as percentage-of-sales-based payments, will not be included in the measurement of right-of-use assets and lease liabilities. Rather, consistent with current practice, such amounts will be recognized as an expense in the period incurred. ASU 2016-02 is effective for the Company beginning in Fiscal 2020, with early adoption permitted, and is to be adopted using a modified retrospective transition approach, which requires application of the guidance at the beginning of the earliest comparative period presented. However, the FASB recently proposed an optional transition alternative, currently subject to approval, which would allow for application of the guidance at the beginning of the period in which it is adopted, rather than at the beginning of the earliest comparative period presented.
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
The Company is currently in the process of evaluating the impact that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company's assessment efforts to date have included reviewing current accounting policies, processes, and arrangements to identify potential differences that could arise from the application of ASU 2014-09. Based on these efforts, the Company currently anticipates that the performance obligations underlying its core revenue streams (i.e., its retail and wholesale businesses), and the timing of recognition thereof, will remain substantially unchanged. Revenues for these businesses are generated through the sale of finished products, and will continue to be recognized at the point in time when merchandise is transferred to the customer and in an amount that considers the impacts of estimated returns, end-of-season markdowns, and other allowances that are variable in nature. For its licensing business, which has historically comprised approximately 2% of total revenues, the Company will continue to recognize the related revenue, including any contractually guaranteed minimum royalty amounts, over time consistent with current practice.
The Company will adopt ASU 2014-09 in its fiscal year ending March 30, 2019 ("Fiscal 2019") and anticipates doing so using the modified retrospective method through a cumulative adjustment recorded to the opening Fiscal 2019 retained earnings balance.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Property and Equipment
Property and equipment, net consists of the following:

	December 30, 2017	April 1, 2017
	(millions)
Land and improvements	$16.8	$16.8
Buildings and improvements	458.6	457.2
Furniture and fixtures	662.3	687.2
Machinery and equipment	429.9	414.0
Capitalized software	568.6	549.0
Leasehold improvements	1,201.0	1,179.1
Construction in progress	28.9	33.4
	3,366.1	3,336.7
Less: accumulated depreciation	(2,150.2)	(2,020.7)
Property and equipment, net	$1,215.9	$1,316.0

6.	Other Assets and Liabilities
Prepaid expenses and other current assets consist of the following:

	December 30, 2017	April 1, 2017
	(millions)
Other taxes receivable	$147.9	$127.8
Prepaid rent expense	44.5	37.4
Prepaid samples	14.0	5.9
Restricted cash	13.4	9.8
Prepaid advertising and marketing	10.4	4.1
Prepaid software maintenance	7.4	6.5
Tenant allowances receivable	6.9	16.4
Derivative financial instruments	6.7	23.0
Other prepaid expenses and current assets	53.6	49.5
Total prepaid expenses and other current assets	$304.8	$280.4

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other non-current assets consist of the following:

	December 30, 2017	April 1, 2017
	(millions)
Non-current investments	$83.3	$21.4
Restricted cash	34.1	33.7
Security deposits	28.9	26.5
Derivative financial instruments	0.2	9.6
Other non-current assets	33.8	40.0
Total other non-current assets	$180.3	$131.2
Accrued expenses and other current liabilities consist of the following:

	December 30, 2017	April 1, 2017
	(millions)
Accrued operating expenses	$223.9	$188.0
Accrued payroll and benefits	215.6	173.5
Other taxes payable	202.4	172.2
Accrued inventory	179.9	154.9
Restructuring reserve	84.0	140.8
Derivative financial instruments	46.5	12.3
Dividends payable	40.6	40.5
Accrued capital expenditures	33.9	45.7
Deferred income	33.9	29.7
Capital lease obligations	22.1	22.6
Other accrued expenses and current liabilities	6.3	2.5
Total accrued expenses and other current liabilities	$1,089.1	$982.7
Other non-current liabilities consist of the following:

	December 30, 2017	April 1, 2017
	(millions)
Capital lease obligations	$238.3	$250.9
Deferred rent obligations	203.7	211.1
Derivative financial instruments	37.8	9.4
Deferred tax liabilities	7.5	11.8
Deferred compensation	6.9	7.8
Other non-current liabilities	69.6	50.6
Total other non-current liabilities	$563.8	$541.6

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Impairment of Assets
The Company recorded non-cash impairment charges of $2.2 million and $14.0 million during the three-month and nine-month periods ended December 30, 2017, respectively, and $10.3 million and $56.7 million during the three-month and nine-month periods ended December 31, 2016, respectively, to write off certain fixed assets related to its domestic and international stores, shop-within-shops, and corporate offices in connection with the Way Forward Plan (see Note 8).
Additionally, during the three-month and nine-month periods ended December 30, 2017, the Company recorded non-cash impairment charges of $1.7 million and $10.8 million, respectively, to write off certain fixed assets related to underperforming stores and shop-within-shops as a result of its on-going store portfolio evaluation.
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
On March 30, 2017, the Company's Board of Directors approved the following additional restructuring-related activities associated with the Way Forward Plan: (i) the restructuring of its in-house global e-commerce platform which was in development and shifting to a more cost-effective, flexible e-commerce platform through a new agreement with Salesforce's Commerce Cloud, formerly known as Demandware; (ii) the closure of its Polo store at 711 Fifth Avenue in New York City; and (iii) the further streamlining of the organization and the execution of other key corporate actions in line with the Company's Way Forward Plan. Together, these actions are an important part of the Company's efforts to achieve its stated objective to return to sustainable, profitable growth and invest in the future. These additional restructuring-related activities will result in a further reduction in workforce and the closure of certain corporate office and store locations, and are expected to be largely completed by the end of Fiscal 2018. The remaining activities, which are primarily lease-related, are expected to shift into Fiscal 2019.
In connection with the Way Forward Plan, the Company currently expects to incur total estimated charges of approximately $770 million, comprised of cash-related restructuring charges of approximately $450 million and non-cash charges of approximately $320 million. Cumulative cash and non-cash charges incurred since inception were $352.1 million and $293.3 million, respectively. Of the remaining charges yet to be incurred, the Company expects approximately $50 million will be recorded during the fourth quarter of Fiscal 2018 and approximately $75 million to $85 million will be recorded during Fiscal 2019. In addition to these charges, the Company also incurred an additional non-cash charge of $155.2 million during Fiscal 2017 associated with the destruction of inventory out of current liquidation channels in line with its Way Forward Plan.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the charges recorded in connection with the Way Forward Plan during the three-month and nine-month periods ended December 30, 2017 and December 31, 2016, as well as the cumulative charges recorded since its inception, is as follows:

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016	Cumulative Charges
	(millions)
Cash-related restructuring charges:
Severance and benefit costs	$7.4	$14.1	$25.3	$115.7	$208.0
Lease termination and store closure costs	10.9	49.5	28.5	64.2	115.8
Other cash charges	0.8	3.1	9.2	9.1	28.3
Total cash-related restructuring charges	19.1	66.7	63.0	189.0	352.1
Non-cash charges:
Impairment of assets (see Note 7)	2.2	10.3	14.0	56.7	248.6
Inventory-related charges(a)	—	14.4	1.3	149.4	199.2
Accelerated stock-based compensation expense(b)	0.7	—	0.7	—	0.7
Total non-cash charges	2.9	24.7	16.0	206.1	448.5
Total charges	$22.0	$91.4	$79.0	$395.1	$800.6

(a)
Cumulative inventory-related charges include $155.2 million associated with the destruction of inventory out of current liquidation channels, of which $10.9 million and $124.7 million was recorded during the three-month and nine-month periods ended December 31, 2016, respectively. Inventory-related charges are recorded within cost of goods sold in the consolidated statements of operations.

(b)
Accelerated stock-based compensation expense, which is recorded within restructuring and other charges in the consolidated statements of operations, was recorded in connection with vesting provisions associated with certain separation agreements.

A summary of current period activity in the restructuring reserve related to the Way Forward Plan is as follows:

	Severance and Benefit Costs	Lease Termination and Store Closure Costs	Other Cash Charges	Total
	(millions)
Balance at April 1, 2017	$94.3	$34.3	$6.6	$135.2
Additions charged to expense	25.3	28.5	9.2	63.0
Cash payments charged against reserve	(74.7)	(18.0)	(9.0)	(101.7)
Non-cash adjustments	0.6	7.8	—	8.4
Balance at December 30, 2017	$45.5	$52.6	$6.8	$104.9

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
Actions associated with the Global Reorganization Plan were completed by the end of the first quarter of Fiscal 2017 and no additional charges are expected to be incurred in relation to this plan. A summary of the charges recorded in connection with the Global Reorganization Plan during the three-month and nine-month periods ended December 31, 2016, as well as the cumulative charges recorded since its inception, is as follows:

	December 31, 2016
	Three Months Ended	Nine Months Ended	Cumulative Charges
	(millions)
Cash-related restructuring charges:
Severance and benefit costs	$—	$4.7	$69.1
Lease termination and store closure costs	—	0.2	8.0
Other cash charges	—	—	13.8
Total cash-related restructuring charges	—	4.9	90.9
Non-cash charges:
Impairment of assets	—	—	27.2
Inventory-related charges(a)	—	—	20.4
Accelerated stock-based compensation expense(b)	—	—	8.9
Total non-cash charges	—	—	56.5
Total charges	$—	$4.9	$147.4

(a)	Inventory-related charges are recorded within cost of goods sold in the consolidated statements of operations.

(b)
Accelerated stock-based compensation expense, which is recorded within restructuring and other charges in the consolidated statements of operations, was recorded in connection with vesting provisions associated with certain separation agreements.

A summary of current period activity in the restructuring reserve related to the Global Reorganization Plan is as follows:

	Severance and Benefit Costs	Lease Termination and Store Closure Costs	Other Cash Charges	Total
	(millions)
Balance at April 1, 2017	$8.6	$3.4	$0.2	$12.2
Cash payments charged against reserve	(4.6)	(1.9)	—	(6.5)
Balance at December 30, 2017	$4.0	$1.5	$0.2	$5.7

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Charges
During the three-month and nine-month periods ended December 30, 2017, the Company recorded other charges of $3.5 million and $10.5 million, respectively, related to depreciation expense associated with the Company's former Polo store at 711 Fifth Avenue in New York City, recorded after the store closed during the first quarter of Fiscal 2018 in connection with the Way Forward Plan. Although the Company is no longer generating revenue or has any other economic activity associated with its former Polo store, it continues to incur depreciation expense due to its involvement at the time of construction.
Additionally, during the first quarter of Fiscal 2018, the Company recorded other charges of $6.7 million (inclusive of accelerated stock-based compensation expense of $2.1 million), primarily related to the departure of Mr. Stefan Larsson as the Company's President and Chief Executive Officer and as a member of its Board of Directors, effective as of May 1, 2017. Refer to Note 10 of the Fiscal 2017 10-K for additional discussion regarding Mr. Larsson's departure.
These other charges were partially offset by the favorable impact of $2.2 million related to the reversal of reserves associated with the settlement of certain non-income tax issues during the second quarter of Fiscal 2018.

9.	Income Taxes
U.S. Tax Reform
On December 22, 2017, President Trump signed into law new tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA"), which became effective January 1, 2018. The TCJA significantly revises U.S. tax law by, among other provisions, lowering the U.S. federal statutory income tax rate from 35% to 21%, creating a territorial tax system that includes a mandatory one-time transition tax on previously deferred foreign earnings, and eliminating or reducing certain income tax deductions.
ASC Topic 740, "Income Taxes," requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the TCJA's provisions, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") on December 22, 2017, which allows companies to record the tax effects of the TCJA on a provisional basis based on a reasonable estimate, and then, if necessary, subsequently adjust such amounts during a limited measurement period as more information becomes available. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from enactment.
During the third quarter of Fiscal 2018, the Company recorded one-time charges of $231.3 million within its income tax provision in connection with the TCJA, of which $215.5 million related to the mandatory transition tax, which it expects to pay over an eight-year period (see Note 13). The remaining charge of $15.8 million related to the revaluation of the Company's deferred tax assets and liabilities. Collectively, these one-time charges, which were recorded on a provisional basis, negatively impacted the Company's effective tax rate by 12,410 basis points and 4,980 basis points during the three-month and nine-month periods ended December 30, 2017, respectively, and lowered its diluted earnings per share by $2.80 during each of these periods. The provisional amounts were based on the Company's present interpretations of the TCJA and current available information, including assumptions and expectations about future events, such as its projected financial performance, and are subject to further refinement as additional information becomes available (including the Company's actual full Fiscal 2018 results of operations and financial condition, as well as potential new or interpretative guidance issued by the FASB or the Internal Revenue Service and other tax agencies) and further analyses are completed.
Effective Tax Rate
The Company's effective tax rate, which is calculated by dividing each fiscal period's income tax provision by pretax income, was 143.9% and 73.8% during the three-month and nine-month periods ended December 30, 2017, respectively, and 34.0% and 36.0% during the three-month and nine-month periods ended December 31, 2016, respectively.
The effective tax rates for the three-month and nine-month periods ended December 30, 2017 were higher than the U.S. federal statutory income tax rate of 35% primarily as a result of the one-time charges recorded in connection with the TCJA, as previously discussed, partially offset by the favorable impact of the proportion of earnings generated in lower taxed foreign jurisdictions versus the U.S. and foreign income tax reserve releases. Additionally, the effective tax rate for the nine months ended

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2017 reflected the negative impact of the adoption of ASU 2016-09 (see Note 4), as well as the unfavorable impact of additional income tax reserves associated with certain income tax audits.
The effective tax rates for the three-month and nine-month periods ended December 31, 2016 reflected the favorable impact of the proportion of earnings generated in lower taxed foreign jurisdictions versus the U.S., partially offset by valuation allowances and adjustments recorded on deferred tax assets, certain nondeductible expenses, and unrecognized tax benefits recorded on current year tax positions. The effective tax rate for the nine months ended December 31, 2016 was also unfavorably impacted by additional tax reserves associated with an income tax settlement and certain income tax audits.
Uncertain Income Tax Benefits
The Company classifies interest and penalties related to unrecognized tax benefits as part of its income tax provision. The total amount of unrecognized tax benefits, including interest and penalties, was $76.4 million and $62.7 million as of December 30, 2017 and April 1, 2017, respectively, and is included within non-current liability for unrecognized tax benefits in the consolidated balance sheets. The net addition of $13.7 million in unrecognized tax benefits, including interest and penalties, primarily related to additional unrecognized tax benefits recorded.
The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $60.5 million and $46.7 million as of December 30, 2017 and April 1, 2017, respectively.
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
The Company files a consolidated U.S. federal income tax return, as well as tax returns in various state, local, and foreign jurisdictions. The Company is generally no longer subject to income tax examinations for years prior to its fiscal year ended April 3, 2010.

10.	Debt
Debt consists of the following:

	December 30, 2017	April 1, 2017
	(millions)
$300 million 2.125% Senior Notes(a)	$298.3	$298.1
$300 million 2.625% Senior Notes(b)	290.3	290.1
Total debt	588.6	588.2
Less: current portion of long-term debt	298.3	—
Long-term debt	$290.3	$588.2

(a)
During its fiscal year ended April 2, 2016 ("Fiscal 2016"), the Company entered into an interest rate swap contract which it designated as a hedge against changes in the fair value of its fixed-rate 2.125% Senior Notes, as defined below (see Note 12). Accordingly, the carrying value of the 2.125% Senior Notes as of December 30, 2017 and April 1, 2017 reflects adjustments of $1.3 million and $1.2 million, respectively, for the change in fair value attributable to the benchmark interest rate. The carrying value of the 2.125% Senior Notes is also net of unamortized debt issuance costs and discount of $0.4 million and $0.7 million as of December 30, 2017 and April 1, 2017, respectively.

(b)
During Fiscal 2016, the Company entered into an interest rate swap contract which it designated as a hedge against changes in the fair value of its fixed-rate 2.625% Senior Notes, as defined below (see Note 12). Accordingly, the carrying

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value of the 2.625% Senior Notes as of December 30, 2017 and April 1, 2017 reflects adjustments of $8.4 million and $8.2 million, respectively, for the change in fair value attributable to the benchmark interest rate. The carrying value of the 2.625% Senior Notes is also net of unamortized debt issuance costs and discount of $1.3 million and $1.7 million as of December 30, 2017 and April 1, 2017, respectively.
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
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility, as defined below. Accordingly, the Company does not expect combined borrowings outstanding under the Commercial Paper Program and Global Credit Facility to exceed $500 million. Commercial Paper Program borrowings may be used to support the Company's general working capital and corporate needs. Maturities of commercial paper notes vary, but cannot exceed 397 days from the date of issuance. Commercial paper notes issued under the Commercial Paper Program rank equally with the Company's other forms of unsecured indebtedness. As of December 30, 2017, there were no borrowings outstanding under the Commercial Paper Program.
Revolving Credit Facilities
Global Credit Facility
In February 2015, the Company entered into an amended and restated credit facility (which was further amended in March 2016) that provides for a $500 million senior unsecured revolving line of credit through February 11, 2020 (the "Global Credit Facility") under terms and conditions substantially similar to those previously in effect. The Global Credit Facility is also used to support the issuance of letters of credit and the maintenance of the Commercial Paper Program. Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and other currencies, including Euros, Hong Kong Dollars, and Japanese Yen. The Company has the ability to expand its borrowing availability under the Global Credit Facility to $750 million, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. As of December 30, 2017, there were no borrowings outstanding under the Global Credit Facility and the Company was contingently liable for $9.3 million of outstanding letters of credit.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Global Credit Facility contains a number of covenants that, among other things, restrict the Company's ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make certain investments. The Global Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the "leverage ratio") of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus four times consolidated rent expense for the four most recent consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, (iv) consolidated rent expense, (v) restructuring and other non-recurring expenses, and (vi) acquisition-related costs. As of December 30, 2017, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company's Global Credit Facility.
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

•	South Korea Credit Facility — provides Ralph Lauren (Korea) Ltd. with a revolving line of credit of up to 47 billion South Korean Won (approximately $44 million) through October 31, 2018.
As of December 30, 2017, there were no borrowings outstanding under the Pan-Asia Credit Facilities.
Refer to Note 12 of the Fiscal 2017 10-K for additional discussion of the terms and conditions of the Company's debt and credit facilities.

11.	Fair Value Measurements
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company's financial assets and liabilities that are measured and recorded at fair value on a recurring basis, excluding accrued interest components:

	December 30, 2017	April 1, 2017
	(millions)
Investments in commercial paper(a)(b)	$154.4	$—
Derivative assets(a)	6.9	32.6
Derivative liabilities(a)	84.3	21.7

(a)	Based on Level 2 measurements.

(b)	$25.0 million included within cash and cash equivalents and $129.4 million included within short-term investments in the consolidated balance sheets.
The Company's investments in commercial paper are classified as available-for-sale and recorded at fair value in its consolidated balance sheets using external pricing data, based on interest rates and credit ratings for similar issuances with the same remaining term as the Company's investments. To the extent the Company invests in bonds, such investments are also classified as available-for-sale and recorded at fair value in its consolidated balance sheets based on quoted prices in active markets.
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
The following table summarizes the carrying values and the estimated fair values of the Company's debt instruments:

	December 30, 2017		April 1, 2017
	Carrying Value(a)	Fair Value(b)	Carrying Value(a)	Fair Value(b)
	(millions)
$300 million 2.125% Senior Notes	$298.3	$300.2	$298.1	$302.2
$300 million 2.625% Senior Notes	290.3	302.2	290.1	302.8

(a)	See Note 10 for discussion of the carrying values of the Company's Senior Notes.

(b)	Based on Level 2 measurements.
Unrealized gains or losses resulting from changes in the fair value of the Company's debt do not result in the realization or expenditure of cash, unless the debt is retired prior to its maturity.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
During the nine-month periods ended December 30, 2017 and December 31, 2016, the Company recorded non-cash impairment charges of $24.8 million and $56.7 million, respectively, to fully write off the carrying values of certain long-lived assets based upon their assumed fair values of zero. The fair values of these assets were determined based on Level 3 measurements. Inputs to these fair value measurements included estimates of the amount and timing of the assets' net future discounted cash flows based on historical experience, current trends, and market conditions. See Note 7 for further discussion of the non-cash impairment charges recorded by the Company during the fiscal periods presented.
No goodwill impairment charges were recorded during either of the nine-month periods ended December 30, 2017 or December 31, 2016. The Company performed its annual goodwill impairment assessment using a qualitative approach as of the beginning of the second quarter of Fiscal 2018. In performing the assessment, the Company identified and considered the significance of relevant key factors, events, and circumstances that affected the fair values and/or carrying amounts of its reporting units with allocated goodwill. These factors included external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as the Company's actual and expected financial performance. Additionally, the results of the Company's most recent quantitative goodwill impairment test indicated that the fair values of these reporting units significantly exceeded their respective carrying values. Based on the results of its qualitative goodwill impairment assessment, the Company concluded that it is not more likely than not that the fair values of its reporting units are less than their respective carrying values, and there were no reporting units at risk of impairment.

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
The following table summarizes the Company's outstanding derivative instruments on a gross basis as recorded in its consolidated balance sheets as of December 30, 2017 and April 1, 2017:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	December 30, 2017	April 1, 2017	December 30, 2017		April 1, 2017		December 30, 2017		April 1, 2017
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Cash flow hedges	$509.2	$533.2	(d)	$3.0	PP	$17.7	(e)	$8.5	AE	$3.7
IRS — Fixed-rate debt	600.0	600.0		—		—	(f)	9.8	ONCL	9.4
CCS — NI	658.4	591.2		—	ONCA	9.6	(g)	65.2		—
Total Designated Hedges	1,767.6	1,724.4		3.0		27.3		83.5		13.1
Undesignated Hedges:
FC — Undesignated hedges(c)	455.8	375.1	PP	3.9	PP	5.3	AE	0.8	AE	8.6
Total Hedges	$2,223.4	$2,099.5		$6.9		$32.6		$84.3		$21.7

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)	FC = Forward foreign currency exchange contracts; IRS = Interest rate swap contracts; CCS = Cross-currency swap contracts; NI = Net investment hedges.

(b)	PP = Prepaid expenses and other current assets; AE = Accrued expenses and other current liabilities; ONCA = Other non-current assets; ONCL = Other non-current liabilities.

(c)	Primarily includes undesignated hedges of foreign currency-denominated intercompany loans and other intercompany balances.

(d)	$2.8 million included within prepaid expenses and other current assets and $0.2 million included within other non-current assets.

(e)	$8.2 million included within accrued expenses and other current liabilities and $0.3 million included within other non-current liabilities.

(f)	$1.4 million included within accrued expenses and other current liabilities and $8.4 million included within other non-current liabilities.

(g)	$36.1 million included within accrued expenses and other current liabilities and $29.1 million included within other non-current liabilities.
The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheets on a gross basis, even when they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its derivative instruments on a net basis in accordance with the terms of each of its master netting arrangements, spread across eight separate counterparties, the amounts presented in the consolidated balance sheets as of December 30, 2017 and April 1, 2017 would be adjusted from the current gross presentation as detailed in the following table:

	December 30, 2017			April 1, 2017
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount
	(millions)
Derivative assets	$6.9	$(3.1)	$3.8	$32.6	$(18.3)	$14.3
Derivative liabilities	84.3	(3.1)	81.2	21.7	(18.3)	3.4
The Company's master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties. See Note 3 for further discussion of the Company's master netting arrangements.
The following tables summarize the pretax impact of the effective portion of gains and losses from the Company's designated derivative instruments on its consolidated financial statements for the three-month and nine-month periods ended December 30, 2017 and December 31, 2016:

	Gains (Losses) Recognized in OCI
	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
	(millions)
Designated Hedges:
FC — Cash flow hedges	$(2.9)	$58.2	$(28.8)	$46.7
CCS — NI(a)	(10.4)	38.1	(73.1)	45.2
Total Designated Hedges	$(13.3)	$96.3	$(101.9)	$91.9

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Gains (Losses) Reclassified from AOCI to Earnings				Location of Gains (Losses) Reclassified from AOCI to Earnings
	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
	(millions)
Designated Hedges:
FC — Cash flow hedges	$(5.9)	$(2.7)	$(4.3)	$(4.2)	Cost of goods sold
FC — Cash flow hedges	0.6	9.3	(0.4)	3.3	Foreign currency gains (losses)
Total Designated Hedges	$(5.3)	$6.6	$(4.7)	$(0.9)

(a)	Amounts recognized in other comprehensive income (loss) ("OCI") would be recognized in earnings only upon the sale or liquidation of the hedged net investment.
As of December 30, 2017, it is expected that $8.0 million of pretax net losses on both outstanding and matured derivative instruments deferred in AOCI will be recognized in earnings over the next twelve months. The amounts ultimately recognized in earnings will depend on exchange rates in effect when outstanding derivative instruments are settled. No material gains or losses relating to ineffective cash flow hedges were recognized during any of the fiscal periods presented.
The following table summarizes the pretax impact of gains and losses from the Company's undesignated derivative instruments on its consolidated financial statements for the three-month and nine-month periods ended December 30, 2017 and December 31, 2016:

	Gains (Losses) Recognized in Earnings				Location of Gains (Losses) Recognized in Earnings
	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
	(millions)
Undesignated Hedges:
FC — Undesignated hedges	$(1.9)	$14.2	$0.2	$2.9	Foreign currency gains (losses)
Total Undesignated Hedges	$(1.9)	$14.2	$0.2	$2.9
Risk Management Strategies
Forward Foreign Currency Exchange Contracts
The Company uses forward foreign currency exchange contracts to reduce its risk related to exchange rate fluctuations on inventory transactions made in an entity's non-functional currency, intercompany royalty payments made by certain of its international operations, and the settlement of foreign currency-denominated balances. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily to changes in the value of the Euro, the Japanese Yen, the South Korean Won, the Australian Dollar, the Canadian Dollar, the British Pound Sterling, the Swiss Franc, the Swedish Krona, the Chinese Yuan, the New Taiwan Dollar, and the Hong Kong Dollar, the Company hedges a portion of its foreign currency exposures anticipated over a two-year period. In doing so, the Company uses forward foreign currency exchange contracts that generally have maturities of two months to two years to provide continuing coverage throughout the hedging period of the respective exposure.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Investments
As of December 30, 2017, the Company's short-term investments consisted of $732.9 million of time deposits and $129.4 million of commercial paper, and its non-current investments consisted of $83.3 million of time deposits. As of April 1, 2017, the Company held short-term investments of $684.7 million and non-current investments of $21.4 million, both consisting of time deposits.
No significant realized or unrealized gains or losses on available-for-sale investments or other-than-temporary impairment charges were recorded during any of the fiscal periods presented.
Refer to Note 3 of the Fiscal 2017 10-K for further discussion of the Company's accounting policies relating to its investments.

13.	Commitments and Contingencies
U.S. Tax Reform
In connection with the TCJA's provision that subjects previously deferred foreign earnings to a one-time mandatory transition tax (as described in Note 9), the Company recorded a charge of $215.5 million within its income tax provision during the third quarter of Fiscal 2018, together with a corresponding current and non-current income tax payable obligation within its consolidated balance sheets based upon the estimated timing of payments. This obligation, which was recorded on a provisional basis and is subject to change, is expected to be paid over an eight-year period as follows:

Mandatory Transition Tax Payments(a)
(millions)
Fiscal 2019	$27.3
Fiscal 2020	14.0
Fiscal 2021	14.0
Fiscal 2022	14.0
Fiscal 2023	23.2
Fiscal 2024 and thereafter	85.5
Total mandatory transition tax payments	$178.0

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)
The expected mandatory transition tax payments have been presented net of previously available foreign tax credit carryovers of $37.5 million, which the Company expects to utilize to partially reduce this tax obligation.

See Note 9 for further discussion of the TCJA and its enactment-related impacts on the Company's consolidated financial statements.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Equity
Summary of Changes in Equity
A reconciliation of the beginning and ending amounts of equity is presented below:

	Nine Months Ended
	December 30, 2017	December 31, 2016
	(millions)
Balance at beginning of period	$3,299.6	$3,743.5
Comprehensive income	189.3	63.2
Dividends declared	(121.9)	(123.2)
Repurchases of common stock, including shares surrendered for tax withholdings	(15.9)	(115.0)
Stock-based compensation	56.3	46.4
Shares issued and tax benefits (shortfalls) recognized pursuant to stock-based compensation arrangements	0.1	(4.3)
Balance at end of period	$3,407.5	$3,610.6
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
A summary of the Company's repurchases of Class A common stock under its common stock repurchase program, including the ASR Program, is as follows:

	Nine Months Ended
	December 30, 2017	December 31, 2016
	(millions)
Cost of shares repurchased	$—	$100.0
Number of shares repurchased	—	1.0
As of December 30, 2017, the remaining availability under the Company's Class A common stock repurchase program was approximately $100 million. Repurchases of shares of Class A common stock are subject to overall business and market conditions.
In addition, during each of the nine-month periods ended December 30, 2017 and December 31, 2016, 0.2 million shares of Class A common stock, at a cost of $15.9 million and $15.0 million, respectively, were surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company's 1997 Long-Term Stock Incentive Plan, as amended (the "1997 Incentive Plan"), and its Amended and Restated 2010 Long-Term Stock Incentive Plan (the "2010 Incentive Plan").
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dividends
Since 2003, the Company has maintained a regular quarterly cash dividend program on its common stock. The third quarter Fiscal 2018 dividend of $0.50 per share was declared on December 14, 2017, was payable to stockholders of record at the close of business on December 29, 2017, and was paid on January 12, 2018. Dividends paid amounted to $121.7 million and $123.7 million during the nine-month periods ended December 30, 2017 and December 31, 2016, respectively.

15.	Accumulated Other Comprehensive Income (Loss)
The following table presents OCI activity, net of tax, accumulated in equity:

	Foreign Currency Translation Gains (Losses)(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges(b)	Net Unrealized Gains (Losses) on Defined Benefit Plans(c)	Total Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at April 2, 2016	$(157.6)	$(12.0)	$(11.9)	$(181.5)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(86.7)	42.1	1.0	(43.6)
Amounts reclassified from AOCI to earnings	—	1.1	1.0	2.1
Other comprehensive income (loss), net of tax	(86.7)	43.2	2.0	(41.5)
Balance at December 31, 2016	$(244.3)	$31.2	$(9.9)	$(223.0)

Balance at April 1, 2017	$(206.2)	$14.6	$(6.8)	$(198.4)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	90.7	(26.4)	(1.0)	63.3
Amounts reclassified from AOCI to earnings	—	4.4	0.1	4.5
Other comprehensive income (loss), net of tax	90.7	(22.0)	(0.9)	67.8
Balance at December 30, 2017	$(115.5)	$(7.4)	$(7.7)	$(130.6)

(a)
OCI before reclassifications to earnings related to foreign currency translation gains (losses) includes an income tax benefit of $23.4 million for the nine months ended December 30, 2017, and is presented net of an income tax provision of $19.1 million for the nine months ended December 31, 2016. OCI before reclassifications to earnings for the nine-month periods ended December 30, 2017 and December 31, 2016 include a loss of $45.5 million (net of a $27.6 million income tax benefit) and a gain of $27.8 million (net of a $17.4 million income tax provision), respectively, related to the effective portion of changes in the fair values of the Cross-Currency Swaps designated as hedges of the Company's net investment in certain of its European subsidiaries (see Note 12).

(b)
OCI before reclassifications to earnings related to net unrealized gains (losses) on cash flow hedges are presented net of an income tax benefit of $2.4 million and an income tax provision of $4.6 million for the nine-month periods ended December 30, 2017 and December 31, 2016, respectively. The tax effects on amounts reclassified from AOCI to earnings are presented in a table below.

(c)	Activity is presented net of taxes, which were immaterial for both periods presented.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents reclassifications from AOCI to earnings for cash flow hedges, by component:

	Three Months Ended		Nine Months Ended		Location of Gains (Losses) Reclassified from AOCI to Earnings
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
	(millions)
Gains (losses) on cash flow hedges(a):
FC — Cash flow hedges	$(5.9)	$(2.7)	$(4.3)	$(4.2)	Cost of goods sold
FC — Cash flow hedges	0.6	9.3	(0.4)	3.3	Foreign currency gains (losses)
Tax effect	0.5	(1.4)	0.3	(0.2)	Income tax benefit (provision)
Net of tax	$(4.8)	$5.2	$(4.4)	$(1.1)

(a)	FC = Forward foreign currency exchange contracts.

16.	Stock-based Compensation
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
Impact on Results
A summary of total stock-based compensation expense and the related income tax benefits recognized during the three-month and nine-month periods ended December 30, 2017 and December 31, 2016 is as follows:

	Three Months Ended			Nine Months Ended
	December 30, 2017		December 31, 2016	December 30, 2017		December 31, 2016
	(millions)
Compensation expense	$16.9	(a)	$14.5	$56.3	(a)	$46.4
Income tax benefit	(6.3)		(5.3)	(20.9)		(17.0)

(a)
The three-month and nine-month periods ended December 30, 2017 include $0.7 million and $2.8 million, respectively, of accelerated stock-based compensation expense recorded within restructuring and other charges in the consolidated statements of operations (see Note 8). All other stock-based compensation expense was recorded within SG&A expenses.

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
A summary of stock option activity under all plans during the nine months ended December 30, 2017 is as follows:

Number of Options
(thousands)
Options outstanding at April 1, 2017	1,720
Granted	—
Exercised	—
Cancelled/Forfeited	(537)
Options outstanding at December 30, 2017	1,183
Restricted Stock Awards and Service-based RSUs
The fair values of restricted stock awards granted to non-employee directors are determined based on the fair value of the Company's Class A common stock on the date of grant. No such awards were granted during the nine-month periods ended December 30, 2017 and December 31, 2016.
The fair values of service-based RSUs granted to certain of the Company's senior executives, as well as to certain of its other employees, are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards not entitled to accrue dividend equivalents while outstanding. The weighted-average grant date fair values of service-based RSU awards granted were $73.32 and $83.92 per share during the nine-month periods ended December 30, 2017 and December 31, 2016, respectively.
A summary of restricted stock and service-based RSU activity during the nine months ended December 30, 2017 is as follows:

	Number of Shares
	Restricted Stock	Service-based RSUs
	(thousands)
Nonvested at April 1, 2017	19	922
Granted	—	695
Vested	—	(325)
Forfeited	—	(140)
Nonvested at December 30, 2017	19	1,152
Performance-based RSUs
The fair values of the Company's performance-based RSUs that are not subject to a market condition in the form of a total shareholder return ("TSR") modifier are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards not entitled to accrue dividend equivalents while outstanding. The weighted-average grant date fair values of performance-based RSUs that do not contain a TSR modifier granted during the nine-month periods ended December 30, 2017 and December 31, 2016 were $69.40 and $86.15 per share, respectively.
The fair values of the Company's performance-based RSUs with a TSR modifier are determined on the date of grant using a Monte Carlo simulation valuation model. This pricing model uses multiple simulations to evaluate the probability of the Company achieving various stock price levels to determine its expected TSR performance ranking. No such awards were granted during the nine-month periods ended December 30, 2017 and December 31, 2016.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of performance-based RSU activity during the nine months ended December 30, 2017 is as follows:

	Number of Shares
	Performance-based RSUs — without TSR Modifier	Performance-based RSUs — with TSR Modifier
	(thousands)
Nonvested at April 1, 2017	788	61
Granted	585	—
Change due to performance/market condition achievement	(12)	(21)
Vested	(149)	(40)
Forfeited	(28)	—
Nonvested at December 30, 2017	1,184	—

17.	Segment Information
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
Net revenues and operating income (loss) for each of the Company's segments are as follows:

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
	(millions)
Net revenues:
North America	$886.4	$1,000.8	$2,471.7	$2,901.2
Europe	378.5	349.2	1,165.0	1,172.6
Asia	251.0	235.2	676.9	662.8
Other non-reportable segments	125.9	129.4	339.5	350.8
Total net revenues	$1,641.8	$1,714.6	$4,653.1	$5,087.4

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
	(millions)
Operating income (loss)(a):
North America	$196.6	$206.4	$549.3	$574.6
Europe	81.0	63.8	273.6	239.2
Asia	44.3	23.3	101.0	(80.3)
Other non-reportable segments	37.1	33.2	96.9	91.0
	359.0	326.7	1,020.8	824.5
Unallocated corporate expenses	(146.5)	(131.7)	(469.3)	(457.2)
Unallocated restructuring and other charges(b)	(23.3)	(66.7)	(78.7)	(193.9)
Total operating income	$189.2	$128.3	$472.8	$173.4

(a)
Segment operating income (loss) and unallocated corporate expenses during the three-month and nine-month periods ended December 30, 2017 and December 31, 2016 included certain restructuring-related inventory charges (see Note 8) and asset impairment charges (see Note 7), which are detailed below:

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
	(millions)
Restructuring-related inventory charges:
North America	$—	$(0.6)	$(0.8)	$(25.4)
Europe	—	(1.3)	(0.1)	(13.8)
Asia	—	(12.4)	—	(106.5)
Other non-reportable segments	—	(0.1)	(0.4)	(3.7)
Total restructuring-related inventory charges	$—	$(14.4)	$(1.3)	$(149.4)

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
	(millions)
Asset impairment charges:
North America	$(1.7)	$(1.7)	$(2.6)	$(9.4)
Europe	—	(0.3)	(1.2)	(1.9)
Asia	(0.2)	(2.6)	(1.1)	(38.1)
Other non-reportable segments	(0.1)	(5.5)	(8.7)	(6.5)
Unallocated corporate expenses	(1.9)	(0.2)	(11.2)	(0.8)
Total asset impairment charges	$(3.9)	$(10.3)	$(24.8)	$(56.7)

(b)	The three-month and nine-month periods ended December 30, 2017 and December 31, 2016 included certain unallocated restructuring and other charges (see Note 8), which are detailed below:

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
	(millions)
Unallocated restructuring and other charges:
North America-related	$(1.3)	$(5.3)	$(14.5)	$(27.8)
Europe-related	(0.5)	(1.1)	(5.6)	(17.5)
Asia-related	0.1	(49.2)	1.0	(57.5)
Other non-reportable segment-related	—	0.2	(6.8)	(2.9)
Corporate-related	(18.1)	(11.3)	(37.8)	(88.2)
Unallocated restructuring charges	(19.8)	(66.7)	(63.7)	(193.9)
Other charges (see Note 8)	(3.5)	—	(15.0)	—
Total unallocated restructuring and other charges	$(23.3)	$(66.7)	$(78.7)	$(193.9)
Depreciation and amortization expense for the Company's segments is as follows:

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
	(millions)
Depreciation and amortization:
North America	$19.5	$27.8	$61.1	$84.0
Europe	9.1	8.6	25.7	23.5
Asia	12.1	11.3	35.7	36.8
Other non-reportable segments	2.6	3.5	8.2	11.1
Unallocated corporate expenses	25.9	26.7	78.2	76.5
Unallocated restructuring and other charges (see Note 8)	3.5	—	10.5	—
Total depreciation and amortization	$72.7	$77.9	$219.4	$231.9

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net revenues by geographic location of the reporting subsidiary are as follows:

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
	(millions)
Net revenues(a):
The Americas(b)	$1,009.5	$1,126.7	$2,801.8	$3,242.4
Europe(c)	381.0	352.3	1,173.3	1,181.0
Asia(d)	251.3	235.6	678.0	664.0
Total net revenues	$1,641.8	$1,714.6	$4,653.1	$5,087.4

(a)	Net revenues for certain of the Company's licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.

(b)
Includes the U.S., Canada, and Latin America. Net revenues earned in the U.S. during the three-month and nine-month periods ended December 30, 2017 were $946.3 million and $2.629 billion, respectively, and $1.064 billion and $3.066 billion during the three-month and nine-month periods ended December 31, 2016, respectively.

(c)	Includes the Middle East.

(d)	Includes Australia and New Zealand.

18.	Additional Financial Information
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
A reconciliation of cash, cash equivalents, and restricted cash as of December 30, 2017 and April 1, 2017 from the consolidated balance sheets to the consolidated statements of cash flows is as follows:

	December 30, 2017	April 1, 2017
	(millions)
Cash and cash equivalents	$1,175.7	$668.3
Restricted cash included within prepaid expenses and other current assets	13.4	9.8
Restricted cash included within other non-current assets	34.1	33.7
Total cash, cash equivalents, and restricted cash	$1,223.2	$711.8
Amounts included in restricted cash relate to cash placed in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters.
Cash Interest and Taxes
Cash paid for interest and income taxes is as follows:

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
	(millions)
Cash paid for interest	$3.6	$2.9	$9.2	$9.7
Cash paid for income taxes	19.4	19.2	47.7	69.5

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-cash Transactions
Non-cash investing activities included capital expenditures incurred but not yet paid of $33.9 million and $55.9 million for the nine-month periods ended December 30, 2017 and December 31, 2016, respectively. Additionally, the Company recorded capital lease assets and corresponding capital lease obligations of $3.3 million and $5.5 million within its consolidated balance sheet during the nine-month periods ended December 30, 2017 and December 31, 2016, respectively.
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

•
the impact to our business resulting from the recently enacted U.S. tax legislation commonly referred to as the Tax Cuts and Jobs Act, including related changes to our tax obligations and effective tax rate in future periods, as well as the one-time enactment-related charges that were recorded during the third quarter of Fiscal 2018 on a provisional basis based on a reasonable estimate and are subject to change, all of which could differ materially from our current expectations and/or investors' expectations;

•
changes in our tax obligations and effective tax rate due to a variety of other factors, including potential additional changes in U.S. or foreign tax laws and regulations, accounting rules, or the mix and level of earnings by jurisdiction in future periods that are not currently known or anticipated;

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

39

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

•
our ability to access sources of liquidity to provide for our cash needs, including our debt obligations, tax obligations, payment of dividends, capital expenditures, and potential repurchases of our Class A common stock, as well as the ability of our customers, suppliers, vendors, and lenders to access sources of liquidity to provide for their own cash needs;

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
In this Form 10-Q, references to "Ralph Lauren," "ourselves," "we," "our," "us," and the "Company" refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2018 will end on March 31, 2018 and will be a 52-week period ("Fiscal 2018"). Fiscal year 2017 ended on April 1, 2017 and was also a 52-week period ("Fiscal 2017"). The third quarter of Fiscal 2018 ended on December 30, 2017 and was a 13-week period. The third quarter of Fiscal 2017 ended on December 31, 2016 and was also a 13-week period.

INTRODUCTION
Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and notes thereto to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:

•
Overview.    This section provides a general description of our business, global economic conditions and industry trends, and a summary of our financial performance for the three-month and nine-month periods ended December 30, 2017. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•
Results of operations.    This section provides an analysis of our results of operations for the three-month and nine-month periods ended December 30, 2017 as compared to the three-month and nine-month periods ended December 31, 2016.

•
Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of December 30, 2017, which includes (i) an analysis of our financial condition as compared to the prior fiscal year-end; (ii) an analysis of changes in our cash flows for the nine months ended December 30, 2017 as compared to the nine months ended December 31, 2016; (iii) an analysis of our liquidity, including the availability under our commercial paper borrowing program and credit facilities, common stock repurchases, payments of dividends, and our outstanding debt and covenant compliance; and (iv) a description of any material changes in our contractual and other obligations since April 1, 2017.

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
Our business is typically affected by seasonal trends, with higher levels of wholesale sales in our second and fourth fiscal quarters and higher retail sales in our second and third fiscal quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school, and holiday shopping periods impacting our retail business. In addition, fluctuations in net sales, operating income, and cash flows in any fiscal quarter may be affected by other events impacting retail sales, such as changes in weather patterns. Accordingly, our operating results and cash flows for the three-month and nine-month periods ended December 30, 2017 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2018.
Global Economic Conditions and Industry Trends
The global economy and our industry are impacted by many different influences. Most recently, the U.S. enacted new tax legislation known as the TCJA (as defined in "Recent Developments" below), which is intended to stimulate economic growth and capital investment in the U.S. by, among its other provisions, lowering tax rates for both corporations and individuals alike. Certain other worldwide events, including political unrest, acts of terrorism, monetary policy changes, and currency and commodity price changes, increase volatility in the global economy. In addition, the current domestic and international political environment, including potential changes to other U.S. policies related to global trade, immigration, and healthcare, have also resulted in uncertainty surrounding the future state of the global economy. As our international business continues to grow, and because the majority of our products are produced outside of the U.S., major changes in global tax policies or trade relations could have a material adverse effect on our business or operating results. Our results also have been, and are expected to continue to be, impacted by foreign exchange rate fluctuations.

In addition, the retail landscape in which we operate is evolving, with consumers continuing to diversify the channels in which they transact and shifting their shopping preference from physical stores to online. This, along with other factors, has resulted in many retailers, including certain of our large wholesale customers, becoming highly promotional and aggressively marking down their merchandise in an attempt to offset declines in physical store traffic. The retail industry, particularly in the U.S., has also experienced numerous bankruptcies, restructurings, and ownership changes in recent years. Certain of our operations, including our North America wholesale business, have been negatively impacted by these dynamics. The continuation of these industry trends could further impact consumer spending and consumption behavior in our industry, which could have a material adverse effect on our business or operating results. Additionally, changes in economic conditions, including those that may result from the TCJA, can further impact consumer discretionary income levels and spending. While we are optimistic that the TCJA will stimulate economic growth, it is still too early to determine the resulting impact on consumer spending and consumption behavior.
We have implemented various operating strategies globally to help address many of these current challenges, and continue to build a foundation for long-term profitable growth centered around strengthening our consumer-facing areas of product, stores, and marketing across channels and driving a more efficient operating model. In connection with these strategies, we are taking deliberate actions to ensure promotional consistency across channels and enhance the overall brand and shopping experience, including reducing shipments to better align with underlying demand and lower inventory levels. Additionally, we are optimizing our wholesale distribution channel by closing 20% to 25% of our underperforming U.S. department store points of distribution by the end of Fiscal 2018. Further, in October 2017, we began to shift to a more cost-effective and flexible e-commerce platform for our directly operated digital businesses, which is expected to deliver a more brand-enhancing and consistent customer experience across our global digital ecosystem. See our restructuring activities as described within "Recent Developments" below for further discussion. Although the investments that we are making in our business and our quality of sales initiatives may create operating profit pressure in the near-term, we expect that these initiatives will create longer-term shareholder value.
We will continue to monitor these conditions and trends and evaluate and adjust our operating strategies and foreign currency and cost management opportunities to help mitigate the related impact on our results of operations, while remaining focused on the long-term growth of our business and protecting the value of our brand.
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A — "Risk Factors" in our Fiscal 2017 10-K, as well as Part II, Item 1A — "Risk Factors" of this Form 10-Q.
Summary of Financial Performance
Operating Results
During the three months ended December 30, 2017, we reported net revenues of $1.642 billion, a net loss of $81.8 million, and net loss per diluted share of $1.00, as compared to net revenues of $1.715 billion, net income of $81.3 million, and net income per diluted share of $0.98 during the three months ended December 31, 2016. During the nine months ended December 30, 2017, we reported net revenues of $4.653 billion, net income of $121.5 million, and net income per diluted share of $1.47, as compared to net revenues of $5.087 billion, net income of $104.7 million, and net income per diluted share of $1.25 during the nine months ended December 31, 2016. The comparability of our operating results has been affected by one-time charges recorded during the third quarter of Fiscal 2018 in connection with the TCJA, as well as restructuring-related charges, impairment of assets, and certain other charges, as discussed further below.
Our operating performance for the three-month and nine-month periods ended December 30, 2017 reflected declines in net revenues of 4.2% and 8.5%, respectively, on a reported basis and 6.1% and 8.9%, respectively, on a constant currency basis, as defined within "Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition" below. The declines in reported net revenues for the three-month and nine-month periods ended December 30, 2017 were primarily due to lower sales from our North America segment driven by the impact of our quality of distribution and sales initiatives, including lower levels of promotional activity and a strategic reduction in shipments, as well as brand discontinuances and lower consumer demand.
Our gross profit as a percentage of net revenues increased by 340 basis points to 60.7% during the three months ended December 30, 2017, and by 540 basis points to 61.1% during the nine months ended December 30, 2017. These increases were primarily driven by lower levels of promotional activity in connection with our long-term growth strategy, favorable geographic and channel mix, and lower sourcing costs, as well as lower non-cash inventory-related charges recorded in connection with the Way Forward Plan.

Selling, general, and administrative ("SG&A") expenses as a percentage of net revenues increased by 210 basis points to 47.1% during the three months ended December 30, 2017, and by 130 basis points to 48.3% during the nine months ended December 30, 2017. These increases were primarily due to operating deleverage on lower net revenues and the unfavorable impact attributable to geographic and channel mix, as a greater portion of our revenue was generated by our international retail businesses (which typically carry higher operating expense margins). These increases were largely offset by our operational discipline and cost savings associated with our restructuring activities.
Net income decreased by $163.1 million during the three months ended December 30, 2017 to a loss of $81.8 million as compared to the three months ended December 31, 2016, primarily due to a $226.3 million increase in our income tax provision largely driven by one-time charges recorded in connection with the TCJA, partially offset by a $60.9 million increase in operating income. Net income increased by $16.8 million during the nine months ended December 30, 2017 to $121.5 million as compared to the nine months ended December 31, 2016, primarily due to a $299.4 million increase in operating income, partially offset by a $283.9 million increase in our income tax provision largely driven by one-time charges recorded in connection with the TCJA.
Net income per diluted share declined by $1.98 to a loss of $1.00 per share during the three months ended December 30, 2017, due to the lower level of net income and lower weighted-average diluted shares outstanding. Net income per diluted share increased by $0.22 to $1.47 per share during the nine months ended December 30, 2017, due to the higher level of net income and lower weighted-average diluted shares outstanding.
Net income for the three-month and nine-month periods ended December 30, 2017 reflected one-time charges of $231.3 million, or $2.80 per diluted share, recorded in connection with the TCJA. Our operating results during the three-month and nine-month periods ended December 30, 2017 were also negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $27.2 million and $104.8 million, respectively, which had an after-tax effect of reducing net income by $17.9 million, or $0.23 per diluted share, and $69.8 million, or $0.85 per diluted share, respectively. Our operating results during the three-month and nine-month periods ended December 31, 2016 were negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $91.4 million and $400.0 million, respectively, which had an after-tax effect of reducing net income by $73.6 million, or $0.88 per diluted share, and $298.0 million, or $3.57 per diluted share, respectively.
Financial Condition and Liquidity
We ended the third quarter of Fiscal 2018 in a net cash and investments position (cash and cash equivalents plus short-term and non-current investments, less total debt) of $1.533 billion, as compared to $786.2 million as of the end of Fiscal 2017. The increase in our net cash and investments position at December 30, 2017 as compared to April 1, 2017 was primarily due to our operating cash flows of $951.1 million, partially offset by our use of cash to to invest in our business through $123.0 million in capital expenditures and to make dividend payments of $121.7 million.
We generated $951.1 million of cash from operations during the nine months ended December 30, 2017, compared to $850.7 million during the nine months ended December 31, 2016. The increase in our operating cash flows was due to a net favorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period, partially offset by a decline in net income before non-cash charges.
Our equity increased to $3.408 billion as of December 30, 2017 compared to $3.300 billion as of April 1, 2017, primarily attributable to our comprehensive income and the net impact of stock-based compensation arrangements, partially offset by our dividends declared during the nine months ended December 30, 2017.
Recent Developments
U.S. Tax Reform
On December 22, 2017, President Trump signed into law new tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA"), which became effective January 1, 2018. The TCJA significantly revises U.S. tax law by, among other provisions, lowering the U.S. federal statutory income tax rate from 35% to 21%, creating a territorial tax system that includes a mandatory one-time transition tax on previously deferred foreign earnings, and eliminating or reducing certain income tax deductions.
During the third quarter of Fiscal 2018, we recorded one-time charges of $231.3 million within our income tax provision in connection with the TCJA, of which $215.5 million related to the mandatory transition tax, which we expect to pay over an eight-year period. The remaining charge of $15.8 million related to the revaluation of our deferred tax assets and liabilities. Collectively, these one-time charges, which were recorded on a provisional basis as permitted by SEC Staff Accounting Bulletin No. 118 ("SAB 118"), negatively impacted our effective tax rate by 12,410 basis points and 4,980 basis points during the three-month and nine-month periods ended December 30, 2017, respectively, and lowered our diluted earnings per share by $2.80 during each of these periods. The provisional amounts were based on our present interpretations of the TCJA and current available information, including assumptions and expectations about future events, such as our projected financial performance, and are subject to further refinement as additional information becomes available (including our actual full Fiscal 2018 results of operations and financial condition, as well as potential new or interpretative guidance issued by the Financial Accounting Standards Board or the Internal Revenue Service and other tax agencies) and further analyses are completed.
Despite these one-time charges, we expect the TCJA will ultimately benefit our results of operations and financial condition in future periods, primarily due to the lower U.S. federal statutory income tax rate.
See Note 9 to the accompanying consolidated financial statements and Part II, Item 1A — "Risk Factors" of this Form 10-Q for additional discussion.
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
On March 30, 2017, our Board of Directors approved the following additional restructuring-related activities associated with the Way Forward Plan: (i) the restructuring of our in-house global e-commerce platform which was in development and shifting to a more cost-effective, flexible e-commerce platform through a new agreement with Salesforce's Commerce Cloud, formerly known as Demandware; (ii) the closure of our Polo store at 711 Fifth Avenue in New York City; and (iii) the further streamlining of the organization and the execution of other key corporate actions in line with the Way Forward Plan. These actions, which are expected to result in additional gross annualized expense savings of approximately $140 million, are an important part of our efforts to achieve our stated objective to return to sustainable, profitable growth and invest in the future. These additional restructuring-related activities will result in a further reduction in workforce and the closure of certain corporate office and store locations, and are expected to be largely completed by the end of Fiscal 2018. The remaining activities, which are primarily lease-related, are expected to shift into Fiscal 2019.
In connection with the Way Forward Plan, we currently expect to incur total estimated charges of approximately $770 million, comprised of cash-related restructuring charges of approximately $450 million and non-cash charges of approximately $320 million. Cumulative charges incurred since inception were $645.4 million, of which $22.0 million and $79.0 million were recorded during the three-month and nine-month periods ended December 30, 2017, respectively. Of the remaining charges yet to be incurred, we expect approximately $50 million will be recorded during the fourth quarter of Fiscal 2018 and approximately $75 million to $85 million will be recorded during Fiscal 2019. In addition to these charges, we also incurred an additional non-cash charge of $155.2 million during Fiscal 2017 associated with the destruction of inventory out of current liquidation channels in line with our Way Forward Plan. See Notes 7 and 8 to our accompanying consolidated financial statements for detailed discussions of the charges recorded in connection with the Way Forward Plan.
Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition
The comparability of our operating results for the three-month and nine-month periods ended December 30, 2017 and December 31, 2016 has been affected by restructuring-related charges, impairment of assets, and certain other charges, as summarized below (references to "Notes" are to the notes to the accompanying consolidated financial statements):

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
	(millions)
Impairment of assets (see Note 7)	$(3.9)	$(10.3)	$(24.8)	$(56.7)
Restructuring and other charges (see Note 8)	(23.3)	(66.7)	(78.7)	(193.9)
Restructuring-related inventory charges (see Note 8)(a)	—	(14.4)	(1.3)	(149.4)
Total charges	$(27.2)	$(91.4)	$(104.8)	$(400.0)

(a)	Non-cash restructuring-related inventory charges are recorded within cost of goods sold in the consolidated statements of operations.
Additionally, during the third quarter of Fiscal 2018, we recorded one-time charges of $231.3 million within our income tax provision in connection with the TCJA, which negatively impacted our effective tax rate by 12,410 basis points and 4,980 basis points during the three-month and nine-month periods ended December 30, 2017, respectively. See Note 9 to the accompanying consolidated financial statements for further discussion of the TCJA.
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

RESULTS OF OPERATIONS
Three Months Ended December 30, 2017 Compared to Three Months Ended December 31, 2016
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	December 30, 2017	December 31, 2016	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$1,641.8	$1,714.6	$(72.8)	(4.2%)
Cost of goods sold(a)	(645.6)	(731.4)	85.8	(11.7%)
Gross profit	996.2	983.2	13.0	1.3%
Gross profit as % of net revenues	60.7%	57.3%		340 bps
Selling, general, and administrative expenses(a)	(773.8)	(771.9)	(1.9)	0.2%
SG&A expenses as % of net revenues	47.1%	45.0%		210 bps
Amortization of intangible assets	(6.0)	(6.0)	—	(0.6%)
Impairment of assets	(3.9)	(10.3)	6.4	(62.3%)
Restructuring and other charges(a)	(23.3)	(66.7)	43.4	(65.1%)
Operating income	189.2	128.3	60.9	47.5%
Operating income as % of net revenues	11.5%	7.5%		400 bps
Foreign currency gains (losses)	0.6	(2.7)	3.3	(120.8%)
Interest expense	(4.8)	(3.6)	(1.2)	37.2%
Interest and other income, net	2.8	2.5	0.3	13.6%
Equity in losses of equity-method investees	(1.5)	(1.4)	(0.1)	5.2%
Income before income taxes	186.3	123.1	63.2	51.4%
Income tax provision	(268.1)	(41.8)	(226.3)	540.9%
Effective tax rate(b)	143.9%	34.0%		10,990 bps
Net income (loss)	$(81.8)	$81.3	$(163.1)	(200.7%)
Net income (loss) per common share:
Basic	$(1.00)	$0.98	$(1.98)	(202.0%)
Diluted	$(1.00)	$0.98	$(1.98)	(202.0%)

(a)	Includes total depreciation expense of $66.7 million and $71.9 million for the three-month periods ended December 30, 2017 and December 31, 2016, respectively.

(b)	Effective tax rate is calculated by dividing the income tax provision by income before income taxes.
Net Revenues.    Net revenues decreased by $72.8 million, or 4.2%, to $1.642 billion during the three months ended December 30, 2017 as compared to the three months ended December 31, 2016, including net favorable foreign currency effects of $31.3 million. On a constant currency basis, net revenues decreased by $104.1 million, or 6.1%.
The following table summarizes the percentage change in our consolidated comparable store sales for the three months ended December 30, 2017 as compared to the prior fiscal year period on both a reported and constant currency basis:

	As Reported	Constant Currency
E-commerce comparable store sales	(19%)	(20%)
Comparable store sales excluding e-commerce	(1%)	(3%)
Total comparable store sales	(5%)	(6%)

Our global average store count decreased by 6 stores and concession shops during the three months ended December 30, 2017 compared with the three months ended December 31, 2016, primarily due to global store closures primarily associated with the Way Forward Plan, largely offset by new concession shop openings in Asia. The following table details our retail store presence by segment as of the periods presented:

	December 30, 2017	December 31, 2016
Freestanding Stores:
North America	218	222
Europe	82	87
Asia	103	93
Other non-reportable segments	78	83
Total freestanding stores	481	485

Concession Shops:
North America	2	1
Europe	25	34
Asia	599	598
Other non-reportable segments	2	2
Total concession shops	628	635
Total stores	1,109	1,120
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
Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the comparable prior year period, are provided below:

	Three Months Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	December 30, 2017	December 31, 2016	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$886.4	$1,000.8	$(114.4)	$1.3	$(115.7)	(11.4%)	(11.6%)
Europe	378.5	349.2	29.3	28.1	1.2	8.4%	0.3%
Asia	251.0	235.2	15.8	0.3	15.5	6.7%	6.6%
Other non-reportable segments	125.9	129.4	(3.5)	1.6	(5.1)	(2.7%)	(4.0%)
Total net revenues	$1,641.8	$1,714.6	$(72.8)	$31.3	$(104.1)	(4.2%)	(6.1%)
North America net revenues — Net revenues decreased by $114.4 million, or 11.4%, during the three months ended December 30, 2017 as compared to the three months ended December 31, 2016, including net favorable foreign currency effects of $1.3 million. On a constant currency basis, net revenues decreased by $115.7 million, or 11.6%.
The $114.4 million net decline in North America net revenues was driven by:

•
a $66.6 million net decrease related to our North America wholesale business, largely driven by a strategic reduction of shipments (including within the off-price channel) and points of distribution in connection with our long-term growth strategy, the impact of brand discontinuances, and the continued challenging department store traffic trends; and

48

•
a $48.2 million net decrease in comparable store sales, primarily driven by lower sales from our Ralph Lauren e-commerce operations and certain of our retail stores due in part to a decline in traffic, as well as lower levels of promotional activity and a planned reduction in inventory in connection with our long-term growth strategy. The following table summarizes the percentage change in comparable store sales related to our North America retail business on both a reported and constant currency basis:

	As Reported	Constant Currency
E-commerce comparable store sales	(27%)	(27%)
Comparable store sales excluding e-commerce	(3%)	(3%)
Total comparable store sales	(10%)	(10%)
These decreases were partially offset by a $0.4 million net increase in non-comparable store sales.
Europe net revenues — Net revenues increased by $29.3 million, or 8.4%, during the three months ended December 30, 2017 as compared to the three months ended December 31, 2016, including net favorable foreign currency effects of $28.1 million. On a constant currency basis, net revenues increased by $1.2 million, or 0.3%.
The $29.3 million net increase in Europe net revenues was driven by:

•
a $21.9 million net increase related to our Europe wholesale business, primarily driven by net favorable foreign currency effects of $11.7 million and a shift in the timing of certain shipments that occurred during the prior fiscal year period; and

•	an $8.8 million net increase in non-comparable store sales, primarily driven by new store openings and net favorable foreign currency effects of $3.9 million.
These increases were partially offset by:

•
a $1.4 million net decrease in comparable store sales, including net favorable foreign currency effects of $12.5 million. Our comparable store sales decreased by $13.9 million on a constant currency basis, primarily driven by lower sales from certain of our retail stores due in part to lower levels of promotional activity in connection with our long-term growth strategy. The following table summarizes the percentage change in comparable store sales related to our Europe retail business on both a reported and constant currency basis:

	As Reported	Constant Currency
E-commerce comparable store sales	8%	(1%)
Comparable store sales excluding e-commerce	(2%)	(9%)
Total comparable store sales	(1%)	(8%)
Asia net revenues — Net revenues increased by $15.8 million, or 6.7%, during the three months ended December 30, 2017 as compared to the three months ended December 31, 2016, including net favorable foreign currency effects of $0.3 million. On a constant currency basis, net revenues increased by $15.5 million, or 6.6%.
The $15.8 million net increase in Asia net revenues was driven by:

•
a $5.8 million net increase in non-comparable store sales, primarily driven by new concession shop openings and net favorable foreign currency effects of $0.4 million, partially offset by the strategic closure of certain of our retail stores;

•	a $5.7 million net increase related to our Asia wholesale business, primarily driven by our expansion in Japan and net favorable foreign currency effects of $0.1 million; and

•
a $4.3 million net increase in comparable store sales, including net unfavorable foreign currency effects of $0.2 million. Our comparable store sales increased by $4.5 million on a constant currency basis, primarily driven by higher sales from certain of our retail locations due in part to improved conversion, partially offset by the impact of lower levels of promotional activity in connection with our long-term growth strategy. The following table summarizes the percentage change in comparable store sales related to our Asia retail business on both a reported and constant currency basis:

	As Reported	Constant Currency
Total comparable store sales(a)	3%	3%

(a)	Comparable store sales for our Asia segment were comprised primarily of sales made through our stores and concession shops.
Gross Profit.    Gross profit increased by $13.0 million, or 1.3%, to $996.2 million for the three months ended December 30, 2017. Gross profit during the three months ended December 31, 2016 reflected non-cash inventory-related charges of $14.4 million recorded in connection with the Way Forward Plan. The increase in gross profit also included a net favorable foreign currency effect of $23.7 million. Gross profit as a percentage of net revenues increased to 60.7% for the three months ended December 30, 2017 from 57.3% for the three months ended December 31, 2016. The 340 basis point increase was primarily driven by lower levels of promotional activity in connection with our long-term growth strategy, favorable geographic and channel mix, and lower sourcing costs, as well as the absence of non-cash inventory-related charges recorded in connection with the Way Forward Plan during the three months ended December 30, 2017 as compared to the comparable prior year period.
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
Selling, General, and Administrative Expenses.    SG&A expenses primarily include compensation and benefits, advertising and marketing, distribution, bad debt, information technology, facilities, legal, and other costs associated with finance and administration. SG&A expenses increased by $1.9 million, or 0.2%, to $773.8 million for the three months ended December 30, 2017. This increase included a net unfavorable foreign currency effect of $12.3 million. SG&A expenses as a percentage of net revenues increased to 47.1% for the three months ended December 30, 2017 from 45.0% for the three months ended December 31, 2016. The 210 basis point increase was primarily due to operating deleverage on lower net revenues, as previously discussed, and the unfavorable impact attributable to geographic and channel mix, as a greater portion of our revenue was generated by our international retail businesses (which typically carry higher operating expense margins). These increases were partially offset by our operational discipline and cost savings associated with our restructuring activities.
The $1.9 million net increase in SG&A expenses was driven by:

Three Months Ended December 30, 2017 Compared to Three Months Ended December 31, 2016
(millions)
SG&A expense category:
Marketing and advertising expenses	$13.2
Compensation-related expenses	9.2
Depreciation expense	(8.7)
Shipping and handling costs	(5.5)
Selling-related expenses	(3.3)
Other	(3.0)
Total change in SG&A expenses	$1.9
During the fourth quarter of Fiscal 2018, we continue to expect a certain amount of operating expense deleverage driven by the anticipated decline in sales associated with our quality of sale initiatives outpacing the decline in our operating expenses, as we anniversary certain cost savings initiatives executed during Fiscal 2017 in connection with the Way Forward Plan. In addition, we will continue to invest in our key strategic initiatives, including our marketing and advertising programs, as well as expansion and renovations of our retail stores and concession shops.
Amortization of Intangible Assets.    Amortization of intangible assets remained flat at $6.0 million during the three-month periods ended December 30, 2017 and December 31, 2016.

Impairment of Assets. During the three-month periods ended December 30, 2017 and December 31, 2016, we recorded non-cash impairment charges of $2.2 million and $10.3 million, respectively, to write off certain fixed assets related to our domestic and international stores, shop-within-shops, and corporate offices in connection with the Way Forward Plan. Additionally, during the three months ended December 30, 2017, we recorded non-cash impairment charges of $1.7 million to write off certain fixed assets related to underperforming shop-within-shops as a result of our on-going store portfolio evaluation. See Note 7 to the accompanying consolidated financial statements.
Restructuring and Other Charges. During the three-month periods ended December 30, 2017 and December 31, 2016, we recorded restructuring charges of $19.8 million and $66.7 million, respectively, in connection with the Way Forward Plan, consisting of severance and benefit costs, lease termination and store closure costs, other cash charges, and non-cash accelerated stock-based compensation expense. In addition, during the three months ended December 30, 2017, we recorded other charges of $3.5 million related to depreciation expense associated with our former Polo store at 711 Fifth Avenue in New York City recorded after the store closed during the first quarter of Fiscal 2018 in connection with the Way Forward Plan. See Note 8 to the accompanying consolidated financial statements.
Operating Income.    Operating income increased to $189.2 million for the three months ended December 30, 2017, from $128.3 million for the three months ended December 31, 2016. Our operating results during the three-month periods ended December 30, 2017 and December 31, 2016 were negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $27.2 million and $91.4 million, respectively, as previously discussed. The increase in operating income also included a net favorable foreign currency effect of $11.4 million. Operating income as a percentage of net revenues increased to 11.5% for the three months ended December 30, 2017 from 7.5% for the three months ended December 31, 2016. The 400 basis point increase was primarily driven by the net decline in restructuring-related charges, impairment of assets, and certain other charges and the increase in our gross profit margin, partially offset by the increase in SG&A expenses as a percentage of net revenues, all as previously discussed.
Operating income (loss) and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the comparable prior year period, are provided below:

	Three Months Ended
	December 30, 2017		December 31, 2016
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$196.6	22.2%	$206.4	20.6%	$(9.8)	160 bps
Europe	81.0	21.4%	63.8	18.3%	17.2	310 bps
Asia	44.3	17.6%	23.3	9.9%	21.0	770 bps
Other non-reportable segments	37.1	29.5%	33.2	25.7%	3.9	380 bps
	359.0		326.7		32.3
Unallocated corporate expenses	(146.5)		(131.7)		(14.8)
Unallocated restructuring and other charges	(23.3)		(66.7)		43.4
Total operating income	$189.2	11.5%	$128.3	7.5%	$60.9	400 bps
North America operating margin improved by 160 basis points, primarily due to the favorable impact of 80 basis points related to our retail business and 80 basis points related to our wholesale business, both largely driven by the increase in our gross profit margin, partially offset by an increase in SG&A expenses as a percentage of net revenues.
Europe operating margin improved by 310 basis points, primarily due to the favorable impact of 180 basis points related to our wholesale business, largely driven by a decline in SG&A expenses as a percentage of net revenues. The increase also reflected favorable foreign currency effects of 50 basis points and the favorable impact of 40 basis points related to lower non-cash charges recorded in connection with the Way Forward Plan during the three months ended December 30, 2017 as compared to the prior fiscal year period. The remaining 40 basis point increase in operating margin related to our retail business, largely driven by the increase in our gross profit margin, partially offset by an increase in SG&A expenses as a percentage of net revenues.

Asia operating margin improved by 770 basis points, primarily due to the favorable impact of 630 basis points related to lower non-cash charges recorded in connection with the Way Forward Plan during the three months ended December 30, 2017 as compared to the prior fiscal year period, as well as favorable foreign currency effects of 130 basis points. The increase also reflected the favorable impact of 30 basis points related to our retail business, primarily driven by the increase in our gross profit margin, partially offset by an increase in SG&A expenses as a percentage of net revenues. These increases in operating margin were partially offset by a 20 basis point decline related to our wholesale business.
Unallocated corporate expenses increased by $14.8 million to $146.5 million during the three months ended December 30, 2017 due to higher compensation-related expenses of $8.4 million, higher marketing and advertising expenses of $2.5 million, higher impairment of asset charges of $1.7 million, and higher other expenses of $2.2 million.
Unallocated restructuring and other charges decreased by $43.4 million to $23.3 million during the three months ended December 30, 2017, as previously discussed above and in Note 8 to the accompanying consolidated financial statements.
Non-operating Expense, net. Non-operating expense, net is comprised of net foreign currency gains (losses), interest expense, interest and other income, net, and equity in losses from our equity-method investees. Non-operating expense, net decreased by $2.3 million to $2.9 million during the three months ended December 30, 2017 as compared to the three months ended December 31, 2016, as the increases in foreign currency gains and interest and other income, net were partially offset by the increases in interest expense and equity in losses of equity-method investees.
Income Tax Provision.    The income tax provision represents federal, foreign, state and local income taxes. The income tax provision and effective tax rate for the three months ended December 30, 2017 were $268.1 million and 143.9%, respectively, as compared to $41.8 million and 34.0%, respectively, for the three months ended December 31, 2016. The $226.3 million increase in the income tax provision was primarily due to one-time charges of $231.3 million recorded during the third quarter of Fiscal 2018 in connection with the TCJA (as discussed within "Recent Developments"), which negatively impacted our effective tax rate by 12,410 basis points, as well as the increase in pretax income. The increase in our effective tax rate also reflected the net favorable impact of 1,420 basis points, primarily due to the tax impact of earnings in lower taxed foreign jurisdictions versus the U.S. and foreign income tax reserve releases. The effective tax rate differs from the statutory tax rate due to the effect of state and local taxes, tax rates in foreign jurisdictions, and certain nondeductible expenses. Our effective tax rate will change from period to period based on various factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.
Net Income (Loss).    We reported a net loss of $81.8 million for the three months ended December 30, 2017, as compared to net income of $81.3 million for the three months ended December 31, 2016. The $163.1 million decrease in net income was primarily due to the increase in our income tax provision, partially offset by the increase in operating income, as previously discussed. Net loss for the three months ended December 30, 2017 reflected one-time charges of $231.3 million recorded in connection with the TCJA, as previously discussed. Our operating results during the three-month periods ended December 30, 2017 and December 31, 2016 were also negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $27.2 million and $91.4 million, respectively, which had an after-tax effect of reducing net income by $17.9 million and $73.6 million, respectively.
Net Income (Loss) per Diluted Share.    We reported a net loss per diluted share of $1.00 for the three months ended December 30, 2017, as compared to net income per diluted share of $0.98 for the three months ended December 31, 2016. The $1.98 per share decline was due to the lower level of net income, as previously discussed, and lower weighted-average diluted shares outstanding during the three months ended December 30, 2017 driven by our share repurchases during the last twelve months. Net loss per diluted share for the three months ended December 30, 2017 was negatively impacted by approximately $2.80 per share as a result of one-time charges recorded in connection with the TCJA, as previously discussed. Net income (loss) per diluted share for the three-month periods ended December 30, 2017 and December 31, 2016 were also negatively impacted by approximately $0.23 per share and $0.88 per share, respectively, as a result of restructuring-related charges, impairment of assets, and certain other charges, as previously discussed.

Nine Months Ended December 30, 2017 Compared to Nine Months Ended December 31, 2016
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Nine Months Ended
	December 30, 2017	December 31, 2016	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$4,653.1	$5,087.4	$(434.3)	(8.5%)
Cost of goods sold(a)	(1,809.9)	(2,255.4)	445.5	(19.8%)
Gross profit	2,843.2	2,832.0	11.2	0.4%
Gross profit as % of net revenues	61.1%	55.7%		540 bps
Selling, general, and administrative expenses(a)	(2,248.9)	(2,389.9)	141.0	(5.9%)
SG&A expenses as % of net revenues	48.3%	47.0%		130 bps
Amortization of intangible assets	(18.0)	(18.1)	0.1	(0.9%)
Impairment of assets	(24.8)	(56.7)	31.9	(56.3%)
Restructuring and other charges(a)	(78.7)	(193.9)	115.2	(59.4%)
Operating income	472.8	173.4	299.4	172.7%
Operating income as % of net revenues	10.2%	3.4%		680 bps
Foreign currency gains	2.4	0.8	1.6	201.1%
Interest expense	(14.4)	(11.1)	(3.3)	30.6%
Interest and other income, net	7.1	5.7	1.4	23.0%
Equity in losses of equity-method investees	(3.6)	(5.2)	1.6	(31.1%)
Income before income taxes	464.3	163.6	300.7	183.7%
Income tax provision	(342.8)	(58.9)	(283.9)	481.5%
Effective tax rate(b)	73.8%	36.0%		3,780 bps
Net income	$121.5	$104.7	$16.8	16.0%
Net income per common share:
Basic	$1.49	$1.26	$0.23	18.3%
Diluted	$1.47	$1.25	$0.22	17.6%

(a)	Includes total depreciation expense of $201.4 million and $213.8 million for the nine-month periods ended December 30, 2017 and December 31, 2016, respectively.

(b)	Effective tax rate is calculated by dividing the income tax provision by income before income taxes.
Net Revenues.    Net revenues decreased by $434.3 million, or 8.5%, to $4.653 billion during the nine months ended December 30, 2017 as compared to the nine months ended December 31, 2016, including net favorable foreign currency effects of $18.3 million. On a constant currency basis, net revenues decreased by $452.6 million, or 8.9%.
The following table summarizes the percentage change in our consolidated comparable store sales for the nine months ended December 30, 2017 as compared to the prior fiscal year period on both a reported and constant currency basis:

	As Reported	Constant Currency
E-commerce comparable store sales	(16%)	(17%)
Comparable store sales excluding e-commerce	(3%)	(4%)
Total comparable store sales	(6%)	(6%)

Our global average store count decreased by 2 stores and concession shops during the nine months ended December 30, 2017 compared with the nine months ended December 31, 2016, primarily due to global store closures primarily associated with the Way Forward Plan, largely offset by new concession shop openings in Asia.
Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the comparable prior year period, are provided below:

	Nine Months Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	December 30, 2017	December 31, 2016	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$2,471.7	$2,901.2	$(429.5)	$1.6	$(431.1)	(14.8%)	(14.9%)
Europe	1,165.0	1,172.6	(7.6)	28.4	(36.0)	(0.7%)	(3.1%)
Asia	676.9	662.8	14.1	(11.8)	25.9	2.1%	3.9%
Other non-reportable segments	339.5	350.8	(11.3)	0.1	(11.4)	(3.2%)	(3.2%)
Total net revenues	$4,653.1	$5,087.4	$(434.3)	$18.3	$(452.6)	(8.5%)	(8.9%)
North America net revenues — Net revenues decreased by $429.5 million, or 14.8%, during the nine months ended December 30, 2017 as compared to the nine months ended December 31, 2016, including net favorable foreign currency effects of $1.6 million. On a constant currency basis, net revenues decreased by $431.1 million, or 14.9%.
The $429.5 million net decline in North America net revenues was driven by:

•
a $311.7 million net decrease related to our North America wholesale business, largely driven by a strategic reduction of shipments (including within the off-price channel) and points of distribution in connection with our long-term growth strategy, the impact of brand discontinuances, and the continued challenging department store traffic trends; and

•
a $115.0 million net decrease in comparable store sales, primarily driven by lower sales from our Ralph Lauren e-commerce operations and certain of our retail stores due in part to a decline in traffic, as well as lower levels of promotional activity and a planned reduction in inventory in connection with our long-term growth strategy. The following table summarizes the percentage change in comparable store sales related to our North America retail business on both a reported and constant currency basis:

	As Reported	Constant Currency
E-commerce comparable store sales	(23%)	(23%)
Comparable store sales excluding e-commerce	(5%)	(5%)
Total comparable store sales	(9%)	(9%)

•	a $2.8 million net decrease in non-comparable store sales.
Europe net revenues — Net revenues decreased by $7.6 million, or 0.7%, during the nine months ended December 30, 2017 as compared to the nine months ended December 31, 2016, including net favorable foreign currency effects of $28.4 million. On a constant currency basis, net revenues decreased by $36.0 million, or 3.1%.
The $7.6 million net decline in Europe net revenues was driven by:

•
a $26.4 million net decrease in comparable store sales, including net favorable foreign currency effects of $9.3 million. Our comparable store sales decreased by $35.7 million on a constant currency basis, primarily driven by lower sales from certain of our retail stores due in part to lower levels of promotional activity in connection with our long-term growth strategy. The following table summarizes the percentage change in comparable store sales related to our Europe retail business on both a reported and constant currency basis:

	As Reported	Constant Currency
E-commerce comparable store sales	(2%)	(6%)
Comparable store sales excluding e-commerce	(5%)	(8%)
Total comparable store sales	(5%)	(7%)

•
a $15.9 million net decrease related to our Europe wholesale business, driven by the impact of brand discontinuances and a strategic reduction of shipments within the off-price channel in connection with our long-term growth strategy, partially offset by net favorable foreign currency effects of $15.2 million.

These declines were partially offset by a $34.7 million net increase in non-comparable store sales, primarily driven by new store openings and net favorable foreign currency effects of $3.9 million.
Asia net revenues — Net revenues increased by $14.1 million, or 2.1%, during the nine months ended December 30, 2017 as compared to the nine months ended December 31, 2016, including net unfavorable foreign currency effects of $11.8 million. On a constant currency basis, net revenues increased by $25.9 million, or 3.9%.
The $14.1 million net increase in Asia net revenues was driven by:

•	a $5.8 million net increase related to our Asia wholesale business, primarily driven by our expansion in Japan, partially offset by net unfavorable foreign currency effects of $0.6 million; and

•
a $4.8 million net increase in comparable store sales, including net unfavorable foreign currency effects of $6.9 million. Our comparable store sales increased by $11.7 million on a constant currency basis, primarily driven by higher sales from certain of our retail locations due in part to improved conversion, partially offset by the impact of lower levels of promotional activity in connection with our long-term growth strategy. The following table summarizes the percentage change in comparable store sales related to our Asia retail business on both a reported and constant currency basis:

	As Reported	Constant Currency
Total comparable store sales(a)	1%	3%

(a)	Comparable store sales for our Asia segment were comprised primarily of sales made through our stores and concession shops.

•	a $3.5 million net increase in non-comparable store sales, primarily driven by new store openings, partially offset by net unfavorable foreign currency effects of $4.3 million.
Gross Profit.    Gross profit increased by $11.2 million, or 0.4%, to $2.843 billion for the nine months ended December 30, 2017. Gross profit during the nine-month periods ended December 30, 2017 and December 31, 2016 reflected non-cash inventory-related charges of $1.3 million and $149.4 million, respectively, recorded in connection with the Way Forward Plan. The increase in gross profit also included a net favorable foreign currency effect of $10.4 million. Gross profit as a percentage of net revenues increased to 61.1% for the nine months ended December 30, 2017 from 55.7% for the nine months ended December 31, 2016. The 540 basis point increase was primarily driven by the lower non-cash inventory-related charges recorded in connection with the Way Forward Plan during the nine months ended December 30, 2017 as compared to the comparable prior year period, lower levels of promotional activity in connection with our long-term growth strategy, favorable geographic and channel mix, and lower sourcing costs.
Selling, General, and Administrative Expenses.    SG&A expenses decreased by $141.0 million, or 5.9%, to $2.249 billion for the nine months ended December 30, 2017. This decrease included a net unfavorable foreign currency effect of $1.7 million. SG&A expenses as a percentage of net revenues increased to 48.3% for the nine months ended December 30, 2017 from 47.0% for the nine months ended December 31, 2016. The 130 basis point increase was primarily due to operating deleverage on lower net revenues, as previously discussed, and the unfavorable impact attributable to geographic and channel mix, as a greater portion of our revenue was generated by our international retail businesses (which typically carry higher operating expense margins). These increases were partially offset by our operational discipline and cost savings associated with our restructuring activities, as well as the favorable impact related to Mr. Ralph Lauren electing to forgo his Fiscal 2017 executive incentive bonus.

The $141.0 million net decline in SG&A expenses was driven by:

Nine Months Ended December 30, 2017 Compared to Nine Months Ended December 31, 2016
(millions)
SG&A expense category:
Compensation-related expenses(a)	$(40.3)
Depreciation expense	(22.7)
Shipping and handling costs	(16.3)
Rent and occupancy expenses	(16.2)
Consulting fees	(11.6)
Marketing and advertising expenses	(9.9)
Selling-related expenses	(9.1)
Other	(14.9)
Total change in SG&A expenses	$(141.0)

(a)	Includes the favorable impact of $7.6 million related to Mr. Ralph Lauren electing to forgo his Fiscal 2017 executive incentive bonus.
Amortization of Intangible Assets.    Amortization of intangible assets decreased slightly by $0.1 million, or 0.9%, to $18.0 million during the nine months ended December 30, 2017 due to favorable foreign currency effects.
Impairment of Assets. During the nine-month periods ended December 30, 2017 and December 31, 2016, we recorded non-cash impairment charges of $14.0 million and $56.7 million, respectively, to write off certain fixed assets related to our domestic and international stores, shop-within-shops, and corporate offices in connection with the Way Forward Plan. Additionally, during the nine months ended December 30, 2017, we recorded non-cash impairment charges of $10.8 million to write off certain fixed assets related to underperforming stores and shop-within-shops as a result of our on-going store portfolio evaluation. See Note 7 to the accompanying consolidated financial statements.
Restructuring and Other Charges. During the nine-month periods ended December 30, 2017 and December 31, 2016, we recorded restructuring charges of $63.7 million and $193.9 million, respectively, in connection with our restructuring plans, consisting of severance and benefit costs, lease termination and store closure costs, other cash charges, and non-cash accelerated stock-based compensation expense. In addition, during the nine months ended December 30, 2017, we recorded net other charges of $15.0 million primarily related to depreciation expense associated with our former Polo store at 711 Fifth Avenue in New York City recorded after the store closed during the first quarter of Fiscal 2018 in connection with the Way Forward Plan, the departure of Mr. Stefan Larsson, and the reversal of reserves associated with the settlement of certain non-income tax issues. See Note 8 to the accompanying consolidated financial statements.
Operating Income.    Operating income increased to $472.8 million for the nine months ended December 30, 2017, from $173.4 million for the nine months ended December 31, 2016. Our operating results during the nine-month periods ended December 30, 2017 and December 31, 2016 were negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $104.8 million and $400.0 million, respectively, as previously discussed. The increase in operating income also included a net favorable foreign currency effect of $8.7 million. Operating income as a percentage of net revenues increased to 10.2% for the nine months ended December 30, 2017 from 3.4% for the nine months ended December 31, 2016. The 680 basis point increase was primarily driven by the net decline in restructuring-related charges, impairment of assets, and certain other charges and the increase in our gross profit margin, partially offset by the increase in SG&A expenses as a percentage of net revenues, all as previously discussed.

Operating income (loss) and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the comparable prior year period, are provided below:

	Nine Months Ended
	December 30, 2017		December 31, 2016
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$549.3	22.2%	$574.6	19.8%	$(25.3)	240 bps
Europe	273.6	23.5%	239.2	20.4%	34.4	310 bps
Asia	101.0	14.9%	(80.3)	(12.1%)	181.3	2,700 bps
Other non-reportable segments	96.9	28.6%	91.0	25.9%	5.9	270 bps
	1,020.8		824.5		196.3
Unallocated corporate expenses	(469.3)		(457.2)		(12.1)
Unallocated restructuring and other charges	(78.7)		(193.9)		115.2
Total operating income	$472.8	10.2%	$173.4	3.4%	$299.4	680 bps
North America operating margin improved by 240 basis points, primarily due to the favorable impact of 140 basis points related to our retail business, largely driven by the increase in our gross profit margin and decline in SG&A expenses as a percentage of net revenues. The increase also reflected the favorable impact of 100 basis points related to lower non-cash charges recorded in connection with the Way Forward Plan during the nine months ended December 30, 2017 as compared to the prior fiscal year period. Our wholesale business did not have a meaningful impact on our North America operating margin, as the improved gross margin was offset by operating expense deleverage on lower net revenues.
Europe operating margin improved by 310 basis points, primarily due to the favorable impact of 180 basis points related to our retail business, largely driven by the increase in our gross profit margin, partially offset by an increase in SG&A expenses as a percentage of net revenues. The increase also reflected the favorable impact of 120 basis points related to lower non-cash charges recorded in connection with the Way Forward Plan during the nine months ended December 30, 2017 as compared to the prior fiscal year period, as well as the favorable impact of 60 basis points related to our wholesale business, largely driven by a decrease in SG&A expenses as a percentage of net revenues. These increases in operating margin were partially offset by unfavorable foreign currency effects of 50 basis points.
Asia operating margin improved by 2,700 basis points, primarily due to the favorable impact of 2,160 basis points related to lower non-cash charges recorded in connection with the Way Forward Plan during the nine months ended December 30, 2017 as compared to the prior fiscal year period. The increase also reflected the favorable impact of 420 basis points related to our retail business, largely driven by a decline in SG&A expenses as a percentage of net revenues and the increase in our gross profit margin. The improvement also reflected favorable foreign currency effects of 150 basis points. These increases in operating margin were partially offset by a 30 basis point decline related to our wholesale business.
Unallocated corporate expenses increased by $12.1 million to $469.3 million during the nine months ended December 30, 2017. The increase in unallocated corporate expenses was primarily due to lower intercompany sourcing commission income of $28.0 million (which is offset at the segment level and eliminates in consolidation) driven by the planned reduction in inventory, and higher impairment of asset charges of $10.4 million, partially offset by lower marketing and advertising expenses of $12.6 million, lower consulting fees of $6.3 million, lower compensation-related expenses of $5.9 million, and lower other expenses of $1.5 million.
Unallocated restructuring and other charges decreased by $115.2 million to $78.7 million during the nine months ended December 30, 2017, as previously discussed and in Note 8 to the accompanying consolidated financial statements.
Non-operating Expense, net. Non-operating expense, net decreased by $1.3 million to $8.5 million during the nine months ended December 30, 2017 as compared to the nine months ended December 31, 2016, as the decline in equity in losses of equity-method investees and increases in foreign currency gains and interest and other income, net were largely offset by the increase in interest expense.

Income Tax Provision.    The income tax provision and effective tax rate for the nine months ended December 30, 2017 were $342.8 million and 73.8%, respectively, as compared to $58.9 million and 36.0%, respectively, for the nine months ended December 31, 2016. The $283.9 million increase in the income tax provision was primarily due to one-time charges of $231.3 million recorded during the third quarter of Fiscal 2018 in connection with the TCJA (as discussed within "Recent Developments"), which negatively impacted our effective tax rate by 4,980 basis points, as well as the increase in pretax income. The increase in our effective tax rate also reflected the net favorable impact of 1,200 basis points, primarily due to the tax impact of earnings in lower taxed foreign jurisdictions versus the U.S. and the absence of (i) income tax reserve adjustments largely associated with an income tax settlement and certain income tax audits, and (ii) valuation allowances on and adjustments to deferred tax assets, both of which were recorded during the nine months ended December 31, 2016. The 1,200 basis points also reflected the unfavorable tax impact of the adoption of Accounting Standards Update No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). See Note 4 to the accompanying consolidated financial statements for additional information relating to our adoption of ASU 2016-09.
Net Income.    Net income increased to $121.5 million for the nine months ended December 30, 2017, from $104.7 million for the nine months ended December 31, 2016. The $16.8 million increase in net income was primarily due to the $299.4 million increase in operating income, partially offset by the $283.9 million increase in our income tax provision, as previously discussed. Net income for the nine months ended December 30, 2017 reflected one-time charges of $231.3 million recorded in connection with the TCJA, as previously discussed. Our operating results during the nine-month periods ended December 30, 2017 and December 31, 2016 were also negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $104.8 million and $400.0 million, respectively, which had an after-tax effect of reducing net income by $69.8 million and $298.0 million, respectively.
Net Income per Diluted Share.    Net income per diluted share increased to $1.47 per share for the nine months ended December 30, 2017, from $1.25 for the nine months ended December 31, 2016. The $0.22 per share increase was due to the higher level of net income, as previously discussed, and lower weighted-average diluted shares outstanding during the nine months ended December 30, 2017 driven by our share repurchases during the last twelve months. Net income per diluted share for the nine months ended December 30, 2017 was negatively impacted by approximately $2.80 per share as a result of one-time charges recorded in connection with the TCJA, as previously discussed. Net income per diluted share for the nine-month periods ended December 30, 2017 and December 31, 2016 were also negatively impacted by $0.85 per share and $3.57 per share, respectively, as a result of restructuring-related charges, impairment of assets, and certain other charges, as previously discussed.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of December 30, 2017 and April 1, 2017:

	December 30, 2017	April 1, 2017	$ Change
	(millions)
Cash and cash equivalents	$1,175.7	$668.3	$507.4
Short-term investments	862.3	684.7	177.6
Non-current investments(a)	83.3	21.4	61.9
Current portion of long-term debt(b)	(298.3)	—	(298.3)
Long-term debt(b)	(290.3)	(588.2)	297.9
Net cash and investments(c)	$1,532.7	$786.2	$746.5
Equity	$3,407.5	$3,299.6	$107.9

(a)	Recorded within other non-current assets in our consolidated balance sheets.

(b)	See Note 10 to the accompanying consolidated financial statements for discussion of the carrying value of our debt.

(c)	"Net cash and investments" is defined as cash and cash equivalents, plus short-term and non-current investments, less total debt.

The increase in our net cash and investments position at December 30, 2017 as compared to April 1, 2017 was primarily due to our operating cash flows of $951.1 million, partially offset by our use of cash to invest in our business through $123.0 million in capital expenditures and to make dividend payments of $121.7 million.
The increase in equity was primarily attributable to our comprehensive income and the net impact of stock-based compensation arrangements, partially offset by our dividends declared during the nine months ended December 30, 2017.
Cash Flows
The following table details our cash flows for the nine-month periods ended December 30, 2017 and December 31, 2016:

	Nine Months Ended
	December 30, 2017	December 31, 2016	$ Change
	(millions)
Net cash provided by operating activities	$951.1	$850.7	$100.4
Net cash provided by (used in) investing activities	(317.8)	16.3	(334.1)
Net cash used in financing activities	(158.7)	(369.5)	210.8
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	36.8	(29.0)	65.8
Net increase in cash, cash equivalents, and restricted cash	$511.4	$468.5	$42.9
Net Cash Provided by Operating Activities.    Net cash provided by operating activities increased to $951.1 million during the nine months ended December 30, 2017, as compared to $850.7 million during the nine months ended December 31, 2016. The $100.4 million net increase in cash provided by operating activities was due to a net favorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period, partially offset by a decline in net income before non-cash charges. The decline in net income before non-cash charges reflected a one-time charge of $215.5 million recorded in connection with the TCJA's mandatory transition tax. This charge, which is expected to be paid over an eight-year period net of previously available foreign tax credit carryovers (see "Contractual and Other Obligations" below), did not impact our cash flows from operating activities during the nine months ended December 30, 2017 as reflected in the offsetting favorable change in our income taxes payable. Excluding the impact of this one-time charge, our operating assets and liabilities, including working capital, increased primarily due to:

•
favorable changes in our (i) other income tax receivables and payables (excluding the impact of the one-time mandatory transition tax) and (ii) prepaid expenses and other current assets, both largely driven by the timing of cash collections and payments; and

•	a decline in our inventory levels, largely driven by our inventory management initiatives, lower sourcing costs, and the timing of inventory receipts.
These increases related to our operating assets and liabilities were partially offset by an unfavorable change in our accounts receivable, largely driven by the timing of cash collections.
Net Cash Provided by (Used in) Investing Activities.    Net cash used in investing activities was $317.8 million during the nine months ended December 30, 2017, as compared to net cash provided by investing activities of $16.3 million during the nine months ended December 31, 2016. The $334.1 million net increase in cash used in investing activities was primarily driven by:

•
a $434.5 million increase in purchases of investments, less proceeds from sales and maturities of investments. During the nine months ended December 30, 2017, we made net investment purchases of $190.2 million, as compared to net investment sales of $244.3 million during the nine months ended December 31, 2016.

This increase in cash used in investing activities was partially offset by:

•
a $102.5 million decline in capital expenditures. During the nine months ended December 30, 2017, we spent $123.0 million on capital expenditures, as compared to $225.5 million during the nine months ended December 31, 2016. Our capital expenditures during the nine months ended December 30, 2017 primarily related to our global retail and department store renovations, new store openings, and the continued enhancements to our global information technology systems.
We currently expect to spend approximately $200 million in capital expenditures during Fiscal 2018, lower than our previous estimate of $225 million, as we shift certain capital investments into Fiscal 2019 and focus on consumer-facing initiatives that have demonstrated a proof of concept and healthy rates of return.
Net Cash Used in Financing Activities.    Net cash used in financing activities was $158.7 million during the nine months ended December 30, 2017, as compared to $369.5 million during the nine months ended December 31, 2016. The $210.8 million net decrease in cash used in financing activities was primarily driven by:

•
a $116.1 million decline in cash used to repay debt, less proceeds from debt issuances. We did not issue or repay any debt during the nine months ended December 30, 2017. On a comparative basis, during the nine months ended December 31, 2016, we made $90.0 million in net repayments related to our commercial paper note issuances and repayments and repaid $26.1 million of borrowings previously outstanding under our credit facilities; and

•
a $99.1 million decline in cash used to repurchase shares of our Class A common stock. During the nine months ended December 30, 2017, $15.9 million in shares of Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our long-term stock incentive plans. On a comparative basis, during the nine months ended December 31, 2016, we used $100.0 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $15.0 million in shares of Class A common stock were surrendered or withheld for taxes.

Sources of Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, our available cash and cash equivalents and short-term investments, availability under our credit facilities, our issuances of commercial paper notes, and other available financing options.
During the nine months ended December 30, 2017, we generated $951.1 million of net cash flows from our operations. As of December 30, 2017, we had $2.038 billion in cash, cash equivalents, and short-term investments, of which $1.203 billion were held by our subsidiaries domiciled outside the U.S. We are not dependent on foreign cash to fund our domestic operations. Given recent changes to the taxation of undistributed foreign earnings in connection with the TCJA (as discussed within "Recent Developments"), we are exploring repatriation possibilities. If we choose to repatriate any funds to the U.S. in the future, we could potentially be subject to applicable state, local, and/or foreign taxes. Any further changes in tax regulations could potentially change our future intentions regarding the reinvestment of our foreign earnings and we continue to monitor governing tax rules, as well as our cash needs.
The following table presents our total availability, borrowings outstanding, and remaining availability under our credit facilities and Commercial Paper Program as of December 30, 2017:

	December 30, 2017
Description(a)	Total Availability	Borrowings Outstanding		Remaining Availability
	(millions)
Global Credit Facility and Commercial Paper Program(b)	$500	$9	(c)	$491
Pan-Asia Credit Facilities	51	—		51

(a)	As defined in Note 10 to the accompanying consolidated financial statements.

(b)
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility. Accordingly, we do not expect combined borrowings outstanding under the Commercial Paper Program and the Global Credit Facility to exceed $500 million.

(c)	Represents outstanding letters of credit for which we were contingently liable under the Global Credit Facility as of December 30, 2017.

We believe that our Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of December 30, 2017, there were nine financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 20%. Borrowings under the Pan-Asia Credit Facilities are guaranteed by the parent company and are granted at the sole discretion of the participating regional branches of JPMorgan Chase (the "Banks"), subject to availability of the Banks' funds and satisfaction of certain regulatory requirements. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Global Credit Facility and the Pan-Asia Credit Facilities in the event of our election to draw funds in the foreseeable future.
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
Common Stock Repurchase Program
As of December 30, 2017, the remaining availability under our Class A common stock repurchase program was approximately $100 million. Repurchases of shares of Class A common stock are subject to overall business and market conditions. We currently do not expect to repurchase shares under our Class A common stock repurchase program during Fiscal 2018, as we evaluate the cash needs of our business, the sector dynamics, and recent changes to U.S. tax law.
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
The Global Credit Facility contains a number of covenants, as described in Note 10 to the accompanying consolidated financial statements. As of December 30, 2017, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility. The Pan-Asia Credit Facilities do not contain any financial covenants.

See Note 10 to the accompanying consolidated financial statements and Note 12 of the Fiscal 2017 10-K for additional information relating to our debt and covenant compliance.
Contractual and Other Obligations
In connection with the TCJA's provision that subjects previously deferred foreign earnings to a one-time mandatory transition tax (as described in "Recent Developments"), we recorded a charge of $215.5 million within our income tax provision during the third quarter of Fiscal 2018, together with a corresponding current and non-current income tax payable obligation within our consolidated balance sheets based upon the estimated timing of payments. This obligation, which was recorded on a provisional basis and is subject to change, is expected to be paid over an eight-year period as follows:

Mandatory Transition Tax Payments(a)
(millions)
Fiscal 2019	$27.3
Fiscal 2020	14.0
Fiscal 2021	14.0
Fiscal 2022	14.0
Fiscal 2023	23.2
Fiscal 2024 and thereafter	85.5
Total mandatory transition tax payments	$178.0

(a)
The expected mandatory transition tax payments have been presented net of previously available foreign tax credit carryovers of $37.5 million, which we expect to utilize to partially reduce this tax obligation.

Refer to the "Financial Condition and Liquidity — Contractual and Other Obligations" section of the MD&A in our Fiscal 2017 10-K for detailed disclosure of our other commitments and contractual obligations as of April 1, 2017.
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
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts will fail to meet their contractual obligations. To mitigate this counterparty credit risk, we have a policy of only entering into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. Our established policies and procedures for mitigating credit risk from derivative transactions include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties, when possible, to mitigate credit risk associated with our derivative instruments. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of December 30, 2017. However, we do have in aggregate $4.2 million of derivative instruments in net asset positions with three creditworthy financial institutions.
Foreign Currency Risk Management
We manage our exposure to changes in foreign currency exchange rates through the use of forward foreign currency exchange and cross-currency swap contracts. See Note 12 to the accompanying consolidated financial statements for a summary of the notional amounts and fair values of our forward foreign currency exchange and cross-currency swap contracts outstanding as of December 30, 2017.

Forward Foreign Currency Exchange Contracts
We enter into forward foreign currency exchange contracts as hedges to reduce our risk related to exchange rate fluctuations on inventory transactions made in an entity's non-functional currency, intercompany royalty payments made by certain of our international operations, and the settlement of foreign currency-denominated balances. As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily to changes in the value of the Euro, the Japanese Yen, the South Korean Won, the Australian Dollar, the Canadian Dollar, the British Pound Sterling, the Swiss Franc, the Swedish Krona, the Chinese Yuan, the New Taiwan Dollar, and the Hong Kong Dollar, we hedge a portion of our foreign currency exposures anticipated over a two-year period. In doing so, we use forward foreign currency exchange contracts that generally have maturities of two months to two years to provide continuing coverage throughout the hedging period of the respective exposure.
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
Investment Risk Management
As of December 30, 2017, we had cash and cash equivalents on-hand of $1.176 billion, consisting of deposits in interest bearing accounts, investments in money market deposit accounts, and investments in time deposits and commercial paper with original maturities of 90 days or less. Our other significant investments included $862.3 million of short-term investments, consisting of investments in time deposits and commercial paper with original maturities greater than 90 days; $47.5 million of restricted cash placed in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters; and $83.3 million of investments with maturities greater than one year, consisting of time deposits.
We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed further below. Our investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in our investment policy. See Note 12 to the accompanying consolidated financial statements for further detail of the composition of our investment portfolio as of December 30, 2017.

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
We carried out an evaluation based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities

Exchange Act of 1934. Based on that evaluation, our principal executive and principal financial officers have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of December 30, 2017. Except as discussed below, there has been no change in the Company's internal control over financial reporting during the fiscal quarter ended December 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Reference is made to the information disclosed under Part I, Item 1A — "Risk Factors" in the Fiscal 2017 10-K, which contains a detailed discussion of certain risk factors that could materially adversely affect the Company's business, operating results, and/or financial condition. The following information amends, updates, and should be read in conjunction with the risk factors and information disclosed in the Fiscal 2017 10-K.
The impact to our business of recently enacted U.S. tax legislation could differ materially from our current estimates.
On December 22, 2017, President Trump signed into law new tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA"), which became effective January 1, 2018. The TCJA is complex and widely considered to be the most significant overhaul to the U.S. federal tax code since 1986.
Although we expect the TCJA will ultimately benefit our results of operations and financial condition in future periods, primarily due to it reducing the U.S. federal statutory income tax rate from 35% to 21%, its enactment resulted in the recognition of one-time charges of $231.3 million within our income tax provision during the third quarter of Fiscal 2018. These charges were recorded on a provisional basis, as permitted by SEC Staff Accounting Bulletin No. 118 ("SAB 118"), based on our present interpretations of the TCJA and current available information, including assumptions and expectations about future events, such as our projected financial performance. Although we believe these provisional amounts represent a reasonable estimate of the ultimate enactment-related impact the TCJA will have on our consolidated financial statements, the amounts could be adjusted materially as additional information becomes available (including our actual full Fiscal 2018 results of operations and financial condition, which were projected for purposes of calculating the provisional amounts) and further analyses are completed. The impact of the TCJA to our business in future periods is also subject to a variety of factors beyond our control including, but not limited to, (i) potential amendments to the TCJA; (ii) potential changes to state, local, and foreign tax laws in response to the TCJA; and (iii) potential new or interpretative guidance issued by the Financial Accounting Standards Board or the Internal Revenue Service and other tax agencies. Any of these factors could cause our actual results to differ materiality from our current expectations and/or investors' expectations and there can be no assurance that the TCJA will ultimately benefit our results of operations and financial condition in future periods.

For further discussion of risks related to the potential imposition of additional regulations and laws and changes to our tax obligations and effective tax rate, refer to Part I, Item 1A — "Risk Factors — Our ability to conduct business globally may be affected by a variety of legal, regulatory, political, and economic risks" and "Risk Factors — Fluctuations in our tax obligations and effective tax rate may result in volatility of our operating results" in the Fiscal 2017 10-K.
See Note 9 to the accompanying consolidated financial statements for further discussion of the TCJA.

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
No shares of the Company's Class B common stock were converted into Class A common stock during the three months ended December 30, 2017.

(b)	Not Applicable

(c)	Stock Repurchases
The following table sets forth the repurchases of shares of the Company's Class A common stock during the three months ended December 30, 2017:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(b)
				(millions)
October 1, 2017 to October 28, 2017	11,257	$88.92	—	$100
October 29, 2017 to December 2, 2017	—	—	—	100
December 3, 2017 to December 30, 2017	3,238	101.38	—	100
	14,495		—

(a)	Represents shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.

(b)	Repurchases of shares of Class A common stock are subject to overall business and market conditions.

Item 6.	Exhibits.

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1/A (File No. 333-24733) filed June 10, 1997).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Form 8-K filed August 16, 2011).
3.3	Fourth Amended and Restated By-Laws of the Company (filed as Exhibit 3.3 to the Form 10-Q filed on August 10, 2017).
12.1*	Computation of Ratio of Earnings to Fixed Charges.
31.1*	Certification of Principal Executive Officer pursuant to 17 CFR 240.13a-14(a).
31.2*	Certification of Principal Financial Officer pursuant to 17 CFR 240.13a-14(a).
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 30, 2017 and April 1, 2017, (ii) the Consolidated Statements of Operations for the three-month and nine-month periods ended December 30, 2017 and December 31, 2016, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three-month and nine-month periods ended December 30, 2017 and December 31, 2016, (iv) the Consolidated Statements of Cash Flows for the nine-month periods ended December 30, 2017 and December 31, 2016, and (v) the Notes to the Consolidated Financial Statements.

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

Date: February 8, 2018

