Form 10-Q
period 2018-06-30
RALPH LAUREN CORP
filed 2018-08-03
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
At July 27, 2018, 55,248,840 shares of the registrant's Class A common stock, $.01 par value, and 25,881,276 shares of the registrant's Class B common stock, $.01 par value, were outstanding.

RALPH LAUREN CORPORATION
INDEX

		Page

PART I. FINANCIAL INFORMATION (Unaudited)
Item 1.	Financial Statements:
	Consolidated Balance Sheets	2
	Consolidated Statements of Operations	3
	Consolidated Statements of Comprehensive Income	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	55
Item 4.	Controls and Procedures	56

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	56
Item 1A.	Risk Factors	56
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 6.	Exhibits	57
Signatures		58

EX-10.1
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101	INSTANCE DOCUMENT
EX-101	SCHEMA DOCUMENT
EX-101	CALCULATION LINKBASE DOCUMENT
EX-101	LABELS LINKBASE DOCUMENT
EX-101	PRESENTATION LINKBASE DOCUMENT
EX-101	DEFINITION LINKBASE DOCUMENT

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2018	March 31, 2018
	(millions) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$532.3	$1,304.6
Short-term investments	1,487.7	699.4
Accounts receivable, net of allowances of $185.9 million and $222.2 million	260.0	421.4
Inventories	890.0	761.3
Income tax receivable	37.3	38.0
Prepaid expenses and other current assets	342.8	323.7
Total current assets	3,550.1	3,548.4
Property and equipment, net	1,141.7	1,186.3
Deferred tax assets	70.7	86.6
Goodwill	928.7	950.5
Intangible assets, net	181.4	188.0
Other non-current assets	162.7	183.5
Total assets	$6,035.3	$6,143.3
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$—	$10.1
Current portion of long-term debt	299.0	298.1
Accounts payable	202.7	165.6
Income tax payable	45.4	30.0
Accrued expenses and other current liabilities	1,016.6	1,083.4
Total current liabilities	1,563.7	1,587.2
Long-term debt	288.0	288.0
Income tax payable	124.8	124.8
Non-current liability for unrecognized tax benefits	77.8	79.2
Other non-current liabilities	560.0	606.7
Commitments and contingencies (Note 13)
Total liabilities	2,614.3	2,685.9
Equity:
Class A common stock, par value $.01 per share; 102.8 million and 102.0 million shares issued; 55.2 million and 55.4 million shares outstanding	1.0	1.0
Class B common stock, par value $.01 per share; 25.9 million shares issued and outstanding	0.3	0.3
Additional paid-in-capital	2,426.7	2,383.4
Retained earnings	5,805.4	5,752.2
Treasury stock, Class A, at cost; 47.6 million and 46.6 million shares	(4,711.0)	(4,581.0)
Accumulated other comprehensive loss	(101.4)	(98.5)
Total equity	3,421.0	3,457.4
Total liabilities and equity	$6,035.3	$6,143.3
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30, 2018	July 1, 2017
	(millions, except per share data) (unaudited)
Net revenues	$1,390.6	$1,347.1
Cost of goods sold	(494.9)	(495.9)
Gross profit	895.7	851.2
Selling, general, and administrative expenses	(741.9)	(714.4)
Impairment of assets	(1.3)	(9.7)
Restructuring and other charges	(22.4)	(36.8)
Total other operating expenses, net	(765.6)	(760.9)
Operating income	130.1	90.3
Interest expense	(4.4)	(5.0)
Interest income	9.2	2.0
Other expense, net	(2.0)	(0.5)
Income before income taxes	132.9	86.8
Income tax provision	(23.9)	(27.3)
Net income	$109.0	$59.5
Net income per common share:
Basic	$1.33	$0.73
Diluted	$1.31	$0.72
Weighted average common shares outstanding:
Basic	81.9	81.6
Diluted	83.3	82.5
Dividends declared per share	$0.625	$0.50
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	June 30, 2018	July 1, 2017
	(millions) (unaudited)
Net income	$109.0	$59.5
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	(30.7)	56.6
Net gains (losses) on cash flow hedges	27.7	(22.0)
Net gains (losses) on defined benefit plans	0.1	(0.3)
Other comprehensive income (loss), net of tax	(2.9)	34.3
Total comprehensive income	$106.1	$93.8
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 30, 2018	July 1, 2017
	(millions) (unaudited)
Cash flows from operating activities:
Net income	$109.0	$59.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	70.3	72.9
Deferred income tax expense (benefit)	7.3	(14.7)
Non-cash stock-based compensation expense	21.5	21.6
Non-cash impairment of assets	1.3	9.7
Non-cash restructuring-related inventory charges	—	0.7
Other non-cash charges	5.8	2.0
Changes in operating assets and liabilities:
Accounts receivable	153.8	174.0
Inventories	(147.1)	(55.4)
Prepaid expenses and other current assets	(35.9)	(4.6)
Accounts payable and accrued liabilities	(0.1)	42.4
Income tax receivables and payables	19.4	8.7
Deferred income	(4.8)	0.6
Other balance sheet changes	30.1	16.8
Net cash provided by operating activities	230.6	334.2
Cash flows from investing activities:
Capital expenditures	(42.3)	(41.9)
Purchases of investments	(1,250.1)	(270.4)
Proceeds from sales and maturities of investments	469.8	187.4
Acquisitions and ventures	(4.5)	(3.6)
Net cash used in investing activities	(827.1)	(128.5)
Cash flows from financing activities:
Repayments of short-term debt	(9.9)	—
Payments of capital lease obligations	(5.7)	(6.2)
Payments of dividends	(40.6)	(40.5)
Repurchases of common stock, including shares surrendered for tax withholdings	(130.0)	(14.4)
Proceeds from exercise of stock options	21.8	0.1
Net cash used in financing activities	(164.4)	(61.0)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(18.8)	19.9
Net increase (decrease) in cash, cash equivalents, and restricted cash	(779.7)	164.6
Cash, cash equivalents, and restricted cash at beginning of period	1,355.5	711.8
Cash, cash equivalents, and restricted cash at end of period	$575.8	$876.4
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
The Company diversifies its business by geography (North America, Europe, and Asia, among other regions) and channel of distribution (wholesale, retail, and licensing). This allows the Company to maintain a dynamic balance as its operating results do not depend solely on the performance of any single geographic area or channel of distribution. The Company's wholesale sales are made principally to major department stores and specialty stores around the world, as well as to certain unrelated third party-owned stores to which the Company has licensed the right to operate in defined geographic territories using its trademarks. The Company also sells directly to consumers through its integrated retail channel, which includes its retail stores, concession-based shop-within-shops, and digital commerce operations around the world. In addition, the Company licenses to unrelated third parties for specified periods the right to access its various trademarks in connection with the licensees' manufacture and sale of designated products, such as certain apparel, eyewear, fragrances, and home furnishings.
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
This report should be read in conjunction with the Company's Annual Report on Form 10-K filed with the SEC for the fiscal year ended March 31, 2018 (the "Fiscal 2018 10-K").
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
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2019 will end on March 30, 2019 and will be a 52-week period ("Fiscal 2019"). Fiscal year 2018 ended on March 31, 2018 and was also a 52-week period ("Fiscal 2018"). The first quarter of Fiscal 2019 ended on June 30, 2018 and was a 13-week period. The first quarter of Fiscal 2018 ended on July 1, 2017 and was also a 13-week period.

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
Seasonality of Business
The Company's business is typically affected by seasonal trends, with higher levels of wholesale sales in its second and fourth fiscal quarters and higher retail sales in its second and third fiscal quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school, and holiday shopping periods impacting our retail business. As a result of changes in our business, consumer spending patterns, and the macroeconomic environment, historical quarterly operating trends and working capital requirements may not be indicative of our future performance. In addition, fluctuations in sales, operating income, and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, the Company's operating results and cash flows for the three-month period ended June 30, 2018 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2019.

3.	Summary of Significant Accounting Policies
Revenue Recognition
The Company recognizes revenue across all segments of the business when it satisfies its performance obligations by transferring control of promised products or services to its customers, which occurs either at a point in time or over time, depending on when the customer obtains the ability to direct the use of and obtain substantially all of the remaining benefits from the products or services. The amount of revenue recognized considers terms of sale that create variability in the amount of consideration that the Company ultimately expects to be entitled to in exchange for the products or services, and is subject to an overall constraint that a significant revenue reversal will not occur in future periods. Sales and other related taxes collected from customers and remitted to government authorities are excluded from revenue.
Revenue within the Company's wholesale business is generally recognized upon shipment of products, at which point title passes and risk of loss is transferred to the customer. In certain arrangements where the Company retains the risk of loss during shipment, revenue is recognized upon receipt of products by the customer. Wholesale revenue is recorded net of estimates of returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances. Returns and allowances require pre-approval from management and discounts are based on trade terms. Estimates for end-of-season markdown reserves are based on historical trends, actual and forecasted seasonal results, an evaluation of current economic and market conditions, retailer performance, and, in certain cases, contractual terms. Estimates for operational chargebacks are based on actual customer notifications of order fulfillment discrepancies and historical trends. The Company reviews and refines these estimates on at least a quarterly basis. The Company's historical estimates of these amounts have not differed materially from actual results.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue within the Company's retail business is recognized when the customer takes physical possession of the products, which occurs either at the point of sale for merchandise purchased at the Company's retail stores and concession-based shop-within-shops, or upon receipt of shipment for merchandise ordered through direct-to-consumer digital commerce sites. Such revenues are recorded net of estimated returns based on historical trends. Payment is due at the point of sale.
Gift cards issued to customers by the Company are recorded as a liability until they are redeemed, at which point revenue is recognized. The Company also estimates and recognizes revenue for gift card balances not expected to ever be redeemed (referred to as "breakage") to the extent that it does not have a legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdiction as unclaimed or abandoned property. Such estimates are based upon historical redemption trends, with breakage income recognized in proportion to the pattern of actual customer redemptions.
Revenue from the Company's licensing arrangements is recognized over time during the period that licensees are provided access to the Company's trademarks (i.e., symbolic intellectual property) and benefit from such access through their sales of licensed products. These arrangements require licensees to pay a sales-based royalty, which for certain arrangements may be subject to a contractually-guaranteed minimum royalty amount. Payments are generally due quarterly and, depending on time of receipt, may be recorded as a liability until recognized as revenue. The Company recognizes revenue for its sales-based royalty arrangements (including those for which the royalty exceeds any contractually-guaranteed minimum royalty amount) as licensed products are sold by the licensee. If a sales-based royalty is not ultimately expected to exceed a contractually-guaranteed minimum royalty amount, the minimum is recognized as revenue ratably over the contractual period. This sales-based output measure of progress and pattern of recognition best represents the value transferred to the licensee over the term of the arrangement, as well as the consideration that the Company is entitled to in exchange for providing access to its trademarks. As of June 30, 2018, contractually-guaranteed minimum royalty amounts expected to be recognized as revenue during future periods were as follows:

Contractually-Guaranteed Minimum Royalties
(millions)
Remainder of Fiscal 2019	$87.6
Fiscal 2020	81.9
Fiscal 2021	74.1
Fiscal 2022 and thereafter	53.0
Total	$296.6
See Note 4 for discussion of the Company's adoption of the new revenue recognition accounting standard as of the beginning of the first quarter of Fiscal 2019 and the resulting impact to its consolidated financial statements.
Disaggregated Net Revenues
The following table disaggregates the Company's net revenues into categories that depict how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors for the periods presented:

	Three Months Ended
	June 30, 2018					July 1, 2017
	North America	Europe	Asia	Other	Total	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Wholesale	$310.1	$138.0	$12.6	$5.5	$466.2	$313.3	$115.6	$7.9	$6.0	$442.8
Retail	387.5	212.6	235.4	49.9	885.4	396.4	207.9	201.2	57.0	862.5
Licensing	—	—	—	39.0	39.0	—	—	—	41.8	41.8
Total	$697.6	$350.6	$248.0	$94.4	$1,390.6	$709.7	$323.5	$209.1	$104.8	$1,347.1

(a)	Net revenues from the Company's wholesale and retail businesses are recognized at a point in time. Net revenues from the Company's licensing business are recognized over time.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Income
Deferred income represents cash payments received in advance of the Company's transfer of control of products or services to its customers and is generally comprised of unredeemed gift cards, net of breakage, and advance royalty payments from licensees. The Company's deferred income balances were $26.7 million and $31.7 million as of June 30, 2018 and March 31, 2018, respectively, and were primarily recorded within accrued expenses and other current liabilities within the consolidated balance sheets. During the three months ended June 30, 2018, the Company recognized $13.3 million of net revenues from amounts recorded as deferred income as of March 31, 2018. The change in deferred income during the three months ended June 30, 2018 also reflected a reduction of $6.1 million related to the Company's initial adoption of ASU 2014-09 (see Note 4). Substantially all of the deferred income balance as of June 30, 2018 is expected to be recognized as revenue within the next twelve months.
Shipping and Handling Costs
The costs associated with shipping goods to customers are accounted for as fulfillment activities and reflected as a component of selling, general, and administrative ("SG&A") expenses in the consolidated statements of operations. The costs of preparing merchandise for sale, such as picking, packing, warehousing, and order charges ("handling costs") are also included in SG&A expenses. Shipping and handling costs billed to customers are included in revenue.
A summary of shipping and handling costs is as follows:

	Three Months Ended
	June 30, 2018	July 1, 2017
	(millions)
Shipping costs	$8.7	$7.3
Handling costs	35.7	37.2
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
The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to shares used to calculate diluted net income per common share as follows:

	Three Months Ended
	June 30, 2018	July 1, 2017
	(millions)
Basic shares	81.9	81.6
Dilutive effect of stock options and RSUs	1.4	0.9
Diluted shares	83.3	82.5
All earnings per share amounts have been calculated using unrounded numbers. Options to purchase shares of the Company's Class A common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding performance-based RSUs, which are included in the computation of diluted shares only to the extent that the underlying performance conditions (and applicable market condition modifiers, if any) (i) have been satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. As of June 30, 2018 and July 1, 2017, there were 1.6 million and 2.6 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based RSUs that were excluded from the diluted shares calculations.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts Receivable
In the normal course of business, the Company extends credit to wholesale customers that satisfy defined credit criteria. Payment is generally due within 30 to 120 days and does not include a significant financing component. Accounts receivable is recorded at carrying value, which approximates fair value, and is presented in the Company's consolidated balance sheets net of certain reserves and allowances. These reserves and allowances consist of (i) reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances (see the "Revenue Recognition" section above for further discussion of related accounting policies) and (ii) allowances for doubtful accounts.
A rollforward of the activity in the Company's reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented below:

	Three Months Ended
	June 30, 2018	July 1, 2017
	(millions)
Beginning reserve balance	$202.5	$202.8
Amount charged against revenue to increase reserve	99.7	117.7
Amount credited against customer accounts to decrease reserve	(130.1)	(126.0)
Foreign currency translation	(4.9)	5.1
Ending reserve balance	$167.2	$199.6
An allowance for doubtful accounts is determined through an analysis of accounts receivable aging, assessments of collectability based on an evaluation of historical and anticipated trends, the financial condition of the Company's customers, and an evaluation of the impact of economic conditions, among other factors.
A rollforward of the activity in the Company's allowance for doubtful accounts is presented below:

	Three Months Ended
	June 30, 2018	July 1, 2017
	(millions)
Beginning reserve balance	$19.7	$11.6
Amount recorded to expense to increase reserve(a)	—	2.5
Amount written-off against customer accounts to decrease reserve	(0.4)	(0.7)
Foreign currency translation	(0.6)	0.5
Ending reserve balance	$18.7	$13.9

(a)	Amounts recorded to bad debt expense are included within SG&A expenses in the consolidated statements of operations.
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department and specialty stores around the world, and extends credit based on an evaluation of each customer's financial capacity and condition, usually without requiring collateral. In the Company's wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2018, the Company's sales to its largest wholesale customer, Macy's, Inc. ("Macy's"), accounted for approximately 8% of total net revenues, and the Company's sales to its three largest wholesale customers, including Macy's, accounted for approximately 19% of total net revenues. Substantially all of the Company's sales to its three largest wholesale customers related to its North America segment. As of June 30, 2018, these three key wholesale customers constituted approximately 27% of total gross accounts receivable.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories
The Company holds inventory that is sold through wholesale distribution channels to major department stores and specialty retail stores. The Company also holds retail inventory that is sold in its own stores and digital commerce sites directly to consumers. Substantially all of the Company's inventories are comprised of finished goods, which are stated at the lower of cost or estimated realizable value, with cost determined on a weighted-average cost basis. Inventory held by the Company totaled $890.0 million, $761.3 million, and $859.9 million as of June 30, 2018, March 31, 2018, and July 1, 2017, respectively.
Derivative Financial Instruments
The Company records all derivative financial instruments on its consolidated balance sheets at fair value. Changes in the fair value of derivative instruments that qualify for hedge accounting are either (i) offset against the changes in fair value of the related hedged assets, liabilities, or firm commitments through earnings or (ii) recognized in equity as a component of accumulated other comprehensive income (loss) ("AOCI") until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge against changes in fair value or cash flows and net investments, respectively.
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
Cash Flow Hedges
The Company uses forward foreign currency exchange contracts to reduce its risk related to exchange rate fluctuations on inventory transactions made in an entity's non-functional currency, intercompany royalty payments made by certain of its international operations, and the settlement of foreign currency-denominated balances. To the extent forward foreign currency exchange contracts are designated as qualifying cash flow hedges, the related gains or losses are initially deferred in equity as a component of AOCI and are subsequently recognized in the consolidated statements of operations as follows:

•	Forecasted Inventory Transactions — recognized as part of the cost of the inventory being hedged within cost of goods sold when the related inventory is sold to a third party.

•
Intercompany Royalties/Settlement of Foreign Currency Balances — recognized within other expense, net during the period that the hedged balance is remeasured through earnings, generally through its settlement when the related payment occurs.

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
Hedge of a Net Investment in a Foreign Operation
The Company periodically uses cross-currency swap contracts and forward foreign currency exchange contracts to reduce risk associated with exchange rate fluctuations on certain of its net investments in foreign subsidiaries. Changes in the fair values of such derivative instruments that are designated as qualifying hedges of net investments in foreign operations are recorded in equity as a component of AOCI in the same manner as foreign currency translation adjustments. In assessing the effectiveness of such hedges, the Company uses a method based on changes in spot rates to measure the impact of foreign currency exchange rate fluctuations on both its foreign subsidiary net investment and the related derivative hedging instrument. Under this method, changes in the fair value of the hedging instrument other than those due to changes in the spot rate are initially recorded in AOCI as a translation adjustment, and are amortized into earnings as interest expense using a systematic and rational method over the instrument's term. Changes in fair value associated with the effective portion (i.e., those due to changes in the spot rate) are recorded in AOCI as a translation adjustment and are released and recognized in earnings only upon the sale or liquidation of the hedged net investment.
Fair Value Hedges
Changes in the fair value of a derivative instrument that is designated as a fair value hedge, along with offsetting changes in the fair value of the related hedged item attributable to the hedged risk, are recorded in earnings. To the extent that the change in the fair value of the hedged item does not fully offset the change in the fair value of the hedging instrument, the resulting net impact is reflected in earnings within the income statement line item associated with the hedged item.
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
Refer to Note 3 of the Fiscal 2018 10-K for a summary of all of the Company's significant accounting policies.

4.	Recently Issued Accounting Standards
Targeted Improvements to Accounting for Hedging Activities
In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-12, "Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"). ASU 2017-12 amends existing hedge accounting guidance by better aligning an entity's financial reporting with its risk management activities and by simplifying its application. Among its provisions, ASU 2017-12 eliminates the requirement to separately measure and report ineffectiveness for instruments that qualify for hedge accounting, and generally requires that the entire change in fair value of such instruments ultimately be presented in the same income statement line as the respective hedged item. Additionally, the updated guidance reduces the overall complexity of the hedge accounting model, including easing documentation and effectiveness assessment requirements and modifying the treatment of components excluded from the assessment of hedge effectiveness. The new guidance also broadens the scope of risks eligible to qualify for hedge accounting and enhances the understandability of hedge results through amended disclosure requirements. ASU 2017-12 is to be applied using a modified retrospective transition approach, except for the amended presentation and disclosure requirements, which are to be applied prospectively.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company early-adopted ASU 2017-12 as of the beginning of the first quarter of Fiscal 2019, which resulted in a cumulative adjustment of $0.7 million, net of tax, to increase its opening retained earnings balance. Overall, the adoption of ASU 2017-12 did not have a material impact on the Company's consolidated financial statements.
Intra-Entity Transfers of Assets Other Than Inventory
In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory" ("ASU 2016-16"). ASU 2016-16 requires recognition of income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to a third party. The Company adopted ASU 2016-16 as of the beginning of the first quarter of Fiscal 2019 using the modified retrospective method, which resulted in a cumulative adjustment of $0.6 million to reduce its opening retained earnings balance. Overall, the adoption of ASU 2016-16 did not have a material impact on the Company's consolidated financial statements.
Leases
In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"). ASU 2016-02 requires that a lessee's rights and fixed payment obligations under most leases be recognized as right-of-use assets and lease liabilities on the consolidated balance sheet. ASU 2016-02 retains a dual model for classifying leases as either financing or operating, which governs the pattern of expense recognition to be reflected in the consolidated statement of operations. Variable lease payments based on performance, such as percentage-of-sales-based payments, will not be included in the measurement of right-of-use assets and lease liabilities. Rather, consistent with current practice, such amounts will be recognized as an expense in the period incurred. ASU 2016-02 is effective for the Company beginning in Fiscal 2020, with early adoption permitted, and is to be adopted using a modified retrospective transition approach, which provides an entity the option to apply the guidance either at the beginning of the earliest comparative period presented, or at the beginning of the period in which it is adopted.
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
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 provides a single, comprehensive accounting model for revenues arising from contracts with customers that supersedes most previously existing revenue recognition guidance, including industry-specific guidance. Under this model, revenue, representing the amount that an entity expects to be entitled to in exchange for providing promised goods or services (i.e., performance obligations), is recognized upon control of promised goods or services transferring to a customer. ASU 2014-09 also requires enhanced qualitative and quantitative revenue-related disclosures. After its original issuance, the FASB issued several additional related ASUs to address implementation concerns and further amend and clarify certain guidance within ASU 2014-09.
The Company adopted ASU 2014-09 as of the beginning of the first quarter of Fiscal 2019 using the modified retrospective method and applied the standard to all contracts as of the adoption date. The adoption of ASU 2014-09 did not have a material impact on the Company's consolidated financial statements, as the performance obligations underlying its core revenue streams (i.e., its retail and wholesale businesses) and the timing of recognition thereof, remain substantially unchanged. Revenues for these businesses are generated through the sale of finished products, and continue to be recognized at the point in time when merchandise is transferred to the customer and in an amount that considers the impacts of estimated returns, end-of-season markdowns, and other allowances that are variable in nature. For its licensing business, the Company continues to recognize revenue, including any contractually-guaranteed minimum royalty amounts, over time consistent with historical practice.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's adoption of ASU 2014-09 did have an impact on its accounting for certain ancillary items. Specifically, certain costs associated with the marketing of merchandise to wholesale customers for a particular selling season are now expensed as incurred, rather than deferred and expensed over the course of the season. Additionally, revenue related to gift card breakage is now recognized in proportion to the pattern of actual customer redemptions, rather than when the likelihood of redemption becomes remote. As a result of applying these changes and in order to transition to ASU 2014-09, the Company reduced (i) prepaid expenses and other current assets by $12.1 million related to certain previously deferred wholesale marketing costs and (ii) accrued expenses and other current liabilities by $6.1 million related to outstanding gift cards, which together resulted in a net cumulative adjustment to reduce opening retained earnings by $5.2 million, net of tax, as of the beginning of the first quarter of Fiscal 2019. In addition to these changes, inventory amounts associated with estimated sales returns, which were $21.9 million as of June 30, 2018, are now presented within prepaid expenses and other current assets in the consolidated balance sheet, rather than within inventories. Other than these changes, the Company's adoption of ASU 2014-09 did not have a material impact on its consolidated balance sheet as of June 30, 2018 or its consolidated statements of operations, comprehensive income, and cash flows for the three months ended June 30, 2018. Prior periods have not been restated and continue to be reported under the accounting standards in effect during those periods.
See Note 3 for a detailed discussion regarding the Company's revenue recognition accounting policy.

5.	Property and Equipment
Property and equipment, net consists of the following:

	June 30, 2018	March 31, 2018
	(millions)
Land and improvements	$16.8	$16.8
Buildings and improvements	458.8	460.5
Furniture and fixtures	661.2	671.0
Machinery and equipment	437.3	430.4
Capitalized software	578.6	578.4
Leasehold improvements	1,180.5	1,181.2
Construction in progress	35.1	41.5
	3,368.3	3,379.8
Less: accumulated depreciation	(2,226.6)	(2,193.5)
Property and equipment, net	$1,141.7	$1,186.3
Depreciation expense was $64.4 million and $66.9 million during the three-month periods ended June 30, 2018 and July 1, 2017, respectively, and is recorded primarily within SG&A expenses in the consolidated statements of operations.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Other Assets and Liabilities
Prepaid expenses and other current assets consist of the following:

	June 30, 2018	March 31, 2018
	(millions)
Other taxes receivable	$164.9	$171.4
Prepaid rent expense	43.2	37.0
Inventory return asset (see Note 4)	21.9	—
Prepaid software maintenance	15.8	8.7
Derivative financial instruments	14.7	12.3
Prepaid advertising and marketing	9.0	6.8
Restricted cash	8.0	15.5
Tenant allowances receivable	5.6	4.3
Other prepaid expenses and current assets	59.7	67.7
Total prepaid expenses and other current assets	$342.8	$323.7
Other non-current assets consist of the following:

	June 30, 2018	March 31, 2018
	(millions)
Non-current investments	$69.5	$86.2
Restricted cash	35.5	35.4
Security deposits	23.4	27.3
Derivative financial instruments	1.3	—
Other non-current assets	33.0	34.6
Total other non-current assets	$162.7	$183.5
Accrued expenses and other current liabilities consist of the following:

	June 30, 2018	March 31, 2018
	(millions)
Accrued inventory	$230.1	$174.0
Accrued operating expenses	217.5	225.8
Other taxes payable	200.0	194.2
Accrued payroll and benefits	146.5	227.8
Restructuring reserve	59.0	69.6
Dividends payable	50.7	40.6
Derivative financial instruments	30.2	60.8
Accrued capital expenditures	29.1	37.0
Deferred income	25.5	30.4
Capital lease obligations	20.0	19.5
Other accrued expenses and current liabilities	8.0	3.7
Total accrued expenses and other current liabilities	$1,016.6	$1,083.4

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other non-current liabilities consist of the following:

	June 30, 2018	March 31, 2018
	(millions)
Capital lease obligations	$229.1	$236.4
Deferred rent obligations	199.6	212.2
Deferred tax liabilities	33.3	36.5
Derivative financial instruments	29.3	49.2
Restructuring reserve	23.9	27.9
Deferred compensation	6.8	7.0
Other non-current liabilities	38.0	37.5
Total other non-current liabilities	$560.0	$606.7

7.	Impairment of Assets
During the three-month periods ended June 30, 2018 and July 1, 2017, the Company recorded non-cash impairment charges of $1.3 million and $9.7 million, respectively, to write off certain fixed assets related to its domestic and international stores, shop-within-shops, and corporate offices in connection with its restructuring plans (see Note 8).

8.	Restructuring and Other Charges
A description of significant restructuring and other activities and related costs is included below.
Fiscal 2019 Restructuring Plan
On June 4, 2018, the Company's Board of Directors approved a restructuring plan associated with the Company's strategic objective of operating with discipline to drive sustainable growth (the "Fiscal 2019 Restructuring Plan"). The Fiscal 2019 Restructuring Plan includes the following restructuring-related activities: (i) the rightsizing and consolidation of the Company's global distribution network and corporate offices; (ii) targeted severance-related actions; and (iii) closure of certain of its stores and shop-within-shops.
In connection with the Fiscal 2019 Restructuring Plan, the Company expects to incur total estimated charges of approximately $100 million to $150 million, comprised of cash-related charges of approximately $70 million to $110 million and non-cash charges of approximately $30 million to $40 million.
A summary of the charges recorded in connection with the Fiscal 2019 Restructuring Plan during the three months ended June 30, 2018 is as follows:

Three Months Ended
June 30, 2018
(millions)
Cash-related restructuring charges:
Severance and benefit costs	$8.2
Total cash-related restructuring charges	8.2
Non-cash charges:
Impairment of assets (see Note 7)	1.3
Total non-cash charges	1.3
Total charges	$9.5

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of current period activity in the restructuring reserve related to the Fiscal 2019 Restructuring Plan is as follows:

	Severance and Benefit Costs	Total
	(millions)
Balance at March 31, 2018	$—	$—
Additions charged to expense	8.2	8.2
Cash payments charged against reserve	(0.3)	(0.3)
Balance at June 30, 2018	$7.9	$7.9
Way Forward Plan
On June 2, 2016, the Company's Board of Directors approved a restructuring plan with the objective of delivering sustainable, profitable sales growth and long-term value creation for shareholders (the "Way Forward Plan"). The Company is refocusing on its core brands and evolving its product, marketing, and shopping experience to increase desirability and relevance. It is also evolving its operating model to enable sustainable, profitable sales growth by significantly improving quality of sales, reducing supply chain lead times, improving its sourcing, and executing a disciplined multi-channel distribution and expansion strategy. As part of the Way Forward Plan, the Company is rightsizing its cost structure and implementing a return on investment-driven financial model to free up resources to invest in the brand and drive high-quality sales. The Way Forward Plan includes strengthening the Company's leadership team and creating a more nimble organization by moving from an average of nine to six layers of management. The Way Forward Plan also includes the discontinuance of the Company's Denim & Supply brand and the integration of its denim product offerings into its Polo Ralph Lauren brand. Collectively, these actions, which were substantially completed during the Company's fiscal year ended April 1, 2017 ("Fiscal 2017"), resulted in a reduction in workforce and the closure of certain stores and shop-within-shops.
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
In connection with the Way Forward Plan, the Company currently expects to incur total estimated charges of approximately $770 million, comprised of cash-related restructuring charges of approximately $470 million and non-cash charges of approximately $300 million. Cumulative charges incurred since inception were $675.7 million and the Company expects the remaining charges of approximately $95 million will be recorded during the remainder of Fiscal 2019. In addition to these charges, the Company also incurred an additional non-cash charge of $155.2 million during Fiscal 2017 associated with the destruction of inventory out of current liquidation channels in line with its Way Forward Plan.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the charges recorded in connection with the Way Forward Plan during the three-month periods ended June 30, 2018 and July 1, 2017, as well as the cumulative charges recorded since its inception, is as follows:

	Three Months Ended
	June 30, 2018	July 1, 2017	Cumulative Charges
	(millions)
Cash-related restructuring charges:
Severance and benefit costs	$6.2	$11.7	$227.9
Lease termination and store closure costs	0.1	12.2	120.6
Other cash charges	0.2	2.7	25.6
Total cash-related restructuring charges	6.5	26.6	374.1
Non-cash charges:
Impairment of assets (see Note 7)	—	9.7	250.6
Inventory-related charges(a)	—	0.7	205.5
Accelerated stock-based compensation expense(b)	—	—	0.7
Total non-cash charges	—	10.4	456.8
Total charges	$6.5	$37.0	$830.9

(a)
Cumulative inventory-related charges include $155.2 million associated with the destruction of inventory out of current liquidation channels. Inventory-related charges are recorded within cost of goods sold in the consolidated statements of operations.

(b)
Accelerated stock-based compensation expense, which is recorded within restructuring and other charges in the consolidated statements of operations, was recorded in connection with vesting provisions associated with certain separation agreements.

A summary of current period activity in the restructuring reserve related to the Way Forward Plan is as follows:

	Severance and Benefit Costs	Lease Termination and Store Closure Costs	Other Cash Charges	Total
	(millions)
Balance at March 31, 2018	$37.6	$53.5	$1.8	$92.9
Additions charged to expense	6.2	0.1	0.2	6.5
Cash payments charged against reserve	(14.1)	(10.9)	(0.5)	(25.5)
Non-cash adjustments	(0.2)	(0.1)	—	(0.3)
Balance at June 30, 2018	$29.5	$42.6	$1.5	$73.6
Other Restructuring Plans
As of June 30, 2018, the remaining restructuring reserve related to the Company's restructuring plan initiated during its fiscal year ended April 2, 2016 ("Fiscal 2016") was $1.4 million, reflecting $3.2 million of cash payments made during the three months ended June 30, 2018. No other activity occurred in connection with this restructuring plan during the three months ended June 30, 2018. Refer to Note 9 of the Fiscal 2018 10-K for additional discussion regarding this restructuring plan.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Charges
During each of the three-month periods ended June 30, 2018 and July 1, 2017, the Company recorded other charges of $3.5 million related to depreciation expense associated with the Company's former Polo store at 711 Fifth Avenue in New York City, recorded after the store closed during the first quarter of Fiscal 2018 in connection with the Way Forward Plan. Although the Company is no longer generating revenue or has any other economic activity associated with its former Polo store, it continues to incur depreciation expense due to its involvement at the time of construction.
During the three months ended June 30, 2018, the Company also recorded other charges of $4.2 million, primarily related to its customs audit (see Note 13).
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
During the third quarter of Fiscal 2018, the Company recorded charges of $231.3 million within its income tax provision in connection with the TCJA, of which $215.5 million related to the mandatory transition tax and $15.8 million related to the revaluation of the Company's deferred tax assets and liabilities. Subsequently, as a result of finalizing its full Fiscal 2018 operating results, the issuance of new interpretive guidance, and other analyses performed, the Company recorded immaterial measurement period adjustments during the fourth quarter of Fiscal 2018, whereby it reversed $6.2 million of the charges related to the mandatory transition tax and $5.5 million related to the revaluation of its deferred taxes. These reversals were partially offset by an incremental charge of $1.8 million related to the expected future remittance of certain previously deferred foreign earnings. These net charges of $221.4 million were recorded on a provisional basis based on the Company's present interpretations of the TCJA and are subject to further refinement as additional information becomes available, including potential new or interpretative guidance issued by the FASB or the Internal Revenue Service and other tax agencies, and as further analyses are completed. No measurement period adjustments were recorded during the three months ended June 30, 2018.
The Company is also in the process of assessing various international taxation provisions of the TCJA that became effective for the Company beginning in the first quarter of Fiscal 2019, including a minimum tax on global intangible low-taxed income ("GILTI"). The Company has tentatively decided to account for GILTI tax in the period in which it is incurred and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the three months ended June 30, 2018. The Company will continue to evaluate this policy election during the remainder of Fiscal 2019.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective Tax Rate
The Company's effective tax rate, which is calculated by dividing each fiscal period's income tax provision by pretax income, was 18.0% and 31.4% during the three-month periods ended June 30, 2018 and July 1, 2017, respectively. The effective tax rate for the three months ended June 30, 2018 was lower than the U.S. federal statutory income tax rate of 21.0% primarily as a result of the favorable impact of the proportion of earnings generated in lower taxed foreign jurisdictions versus the U.S. The effective tax rate for the three months ended July 1, 2017 was lower than the U.S. federal statutory income tax rate of 35.0% as a result of the proportion of earnings generated in lower taxed foreign jurisdictions versus the U.S., partially offset by the negative impact of the adoption of ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). Refer to Note 4 of the Fiscal 2018 10-K for further discussion of the Company's adoption of ASU 2016-09.
Uncertain Income Tax Benefits
The Company classifies interest and penalties related to unrecognized tax benefits as part of its income tax provision. The total amount of unrecognized tax benefits, including interest and penalties, was $77.8 million and $79.2 million as of June 30, 2018 and March 31, 2018, respectively, and is included within non-current liability for unrecognized tax benefits in the consolidated balance sheets.
The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $69.0 million and $68.4 million as of June 30, 2018 and March 31, 2018, respectively.
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

10.	Debt
Debt consists of the following:

	June 30, 2018	March 31, 2018
	(millions)
$300 million 2.125% Senior Notes(a)	$299.0	$298.1
$300 million 2.625% Senior Notes(b)	288.0	288.0
Borrowings outstanding under credit facilities	—	10.1
Total debt	587.0	596.2
Less: short-term debt and current portion of long-term debt	299.0	308.2
Long-term debt	$288.0	$288.0

(a)
The carrying value of the 2.125% Senior Notes as of June 30, 2018 and March 31, 2018 reflects adjustments of $0.9 million and $1.6 million, respectively, associated with the Company's related interest rate swap contract (see Note 12). The carrying value of the 2.125% Senior Notes is also presented net of unamortized debt issuance costs and discount of $0.1 million and $0.3 million as of June 30, 2018 and March 31, 2018, respectively.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b)
The carrying value of the 2.625% Senior Notes as of June 30, 2018 and March 31, 2018 reflects adjustments of $11.0 million and $10.8 million, respectively, associated with the Company's related interest rate swap contract (see Note 12). The carrying value of the 2.625% Senior Notes is also presented net of unamortized debt issuance costs and discount of $1.0 million and $1.2 million as of June 30, 2018 and March 31, 2018, respectively.

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
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility, as defined below. Accordingly, the Company does not expect combined borrowings outstanding under the Commercial Paper Program and Global Credit Facility to exceed $500 million. Commercial Paper Program borrowings may be used to support the Company's general working capital and corporate needs. Maturities of commercial paper notes vary, but cannot exceed 397 days from the date of issuance. Commercial paper notes issued under the Commercial Paper Program rank equally with the Company's other forms of unsecured indebtedness. As of June 30, 2018, there were no borrowings outstanding under the Commercial Paper Program.
Revolving Credit Facilities
Global Credit Facility
In February 2015, the Company entered into an amended and restated credit facility (which was further amended in March 2016) that provides for a $500 million senior unsecured revolving line of credit through February 11, 2020 (the "Global Credit Facility") under terms and conditions substantially similar to those previously in effect. The Global Credit Facility is also used to support the issuance of letters of credit and the maintenance of the Commercial Paper Program. Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and other currencies, including Euros, Hong Kong Dollars, and Japanese Yen. The Company has the ability to expand its borrowing availability under the Global Credit Facility to $750 million, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. As of June 30, 2018, there were no borrowings outstanding under the Global Credit Facility and the Company was contingently liable for $10.3 million of outstanding letters of credit.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Global Credit Facility contains a number of covenants that, among other things, restrict the Company's ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make certain investments. The Global Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the "leverage ratio") of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus four times consolidated rent expense for the four most recent consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, (iv) consolidated rent expense, (v) restructuring and other non-recurring expenses, and (vi) acquisition-related costs. As of June 30, 2018, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company's Global Credit Facility.
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

•	South Korea Credit Facility — provides Ralph Lauren (Korea) Ltd. with a revolving line of credit of up to 47 billion South Korean Won (approximately $42 million) through October 31, 2018.
During the first quarter of Fiscal 2019, the Company repaid approximately $10 million in borrowings that were previously outstanding under its Pan-Asia Credit Facilities. As of June 30, 2018, there were no borrowings outstanding under the Pan-Asia Credit Facilities.
Refer to Note 11 of the Fiscal 2018 10-K for additional discussion of the terms and conditions of the Company's debt and credit facilities.

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company's financial assets and liabilities that are measured and recorded at fair value on a recurring basis, excluding accrued interest components:

	June 30, 2018	March 31, 2018
	(millions)
Investments in commercial paper(a)(b)	$153.6	$234.2
Derivative assets(a)	16.0	12.3
Derivative liabilities(a)	59.5	110.0

(a)	Based on Level 2 measurements.

(b)
Amount as of June 30, 2018, was included within short-term investments in the consolidated balance sheet. As of March 31, 2018, $15.0 million was included within cash and cash equivalents and $219.2 million was included within short-term investments in the consolidated balance sheet.

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
The following table summarizes the carrying values and the estimated fair values of the Company's debt instruments:

	June 30, 2018		March 31, 2018
	Carrying Value(a)	Fair Value(b)	Carrying Value(a)	Fair Value(b)
	(millions)
$300 million 2.125% Senior Notes	$299.0	$299.5	$298.1	$299.4
$300 million 2.625% Senior Notes	288.0	297.3	288.0	298.7
Borrowings outstanding under credit facilities	—	—	10.1	10.1

(a)	See Note 10 for discussion of the carrying values of the Company's Senior Notes.

(b)	Based on Level 2 measurements.
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
During the three-month periods ended June 30, 2018 and July 1, 2017, the Company recorded non-cash impairment charges of $1.3 million and $9.7 million, respectively, to fully write off the carrying values of certain long-lived assets based upon their assumed fair values of zero. The fair values of these assets were determined based on Level 3 measurements. Inputs to these fair value measurements included estimates of the amount and timing of the assets' net future discounted cash flows based on historical experience, current trends, and market conditions. See Note 7 for further discussion of the non-cash impairment charges recorded by the Company during the fiscal periods presented.
No goodwill impairment charges were recorded during either of the three-month periods ended June 30, 2018 or July 1, 2017.

12.	Financial Instruments
Derivative Financial Instruments
The Company is exposed to changes in foreign currency exchange rates, primarily relating to certain anticipated cash flows and the value of the reported net assets of its international operations, as well as changes in the fair value of its fixed-rate debt obligations attributed to changes in a benchmark interest rate. Consequently, the Company uses derivative financial instruments to manage and mitigate such risks. The Company does not enter into derivative transactions for speculative or trading purposes.
The following table summarizes the Company's outstanding derivative instruments on a gross basis as recorded in its consolidated balance sheets as of June 30, 2018 and March 31, 2018:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	June 30, 2018	March 31, 2018	June 30, 2018		March 31, 2018		June 30, 2018		March 31, 2018
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Cash flow hedges	$523.6	$514.5	(e)	$15.1	PP	$1.1	AE	$2.4	(f)	$13.5
IRS — Fixed-rate debt	600.0	600.0		—		—	(g)	11.9	(h)	12.4
Net investment hedges(c)	640.7	1,081.2		—	PP	0.1	(i)	44.5	(j)	82.6
Total Designated Hedges	1,764.3	2,195.7		15.1		1.2		58.8		108.5
Undesignated Hedges:
FC — Undesignated hedges(d)	187.3	459.2	PP	0.9	PP	11.1	AE	0.7	AE	1.5
Total Hedges	$1,951.6	$2,654.9		$16.0		$12.3		$59.5		$110.0

(a)	FC = Forward foreign currency exchange contracts; IRS = Interest rate swap contracts

(b)	PP = Prepaid expenses and other current assets; AE = Accrued expenses and other current liabilities.

(c)	Includes cross-currency swaps and forward foreign currency exchange contracts designated as hedges of the Company's net investment in certain foreign operations.

(d)	Primarily includes undesignated hedges of foreign currency-denominated intercompany loans and other intercompany balances.

(e)	$13.8 million included within prepaid expenses and other current assets and $1.3 million included within other non-current assets.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(f)	$12.9 million included within accrued expenses and other current liabilities and $0.6 million included within other non-current liabilities.

(g)	$0.9 million included within accrued expenses and other current liabilities and $11.0 million included within other non-current liabilities.

(h)	$1.6 million included within accrued expenses and other current liabilities and $10.8 million included within other non-current liabilities.

(i)	$26.2 million included within accrued expenses and other current liabilities and $18.3 million included within other non-current liabilities.

(j)	$44.8 million included within accrued expenses and other current liabilities and $37.8 million included within other non-current liabilities.
The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheets on a gross basis, even when they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its derivative instruments on a net basis in accordance with the terms of each of its master netting arrangements, spread across eight separate counterparties, the amounts presented in the consolidated balance sheets as of June 30, 2018 and March 31, 2018 would be adjusted from the current gross presentation as detailed in the following table:

	June 30, 2018			March 31, 2018
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount
	(millions)
Derivative assets	$16.0	$(4.9)	$11.1	$12.3	$(10.7)	$1.6
Derivative liabilities	59.5	(4.9)	54.6	110.0	(10.7)	99.3
The Company's master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties. See Note 3 for further discussion of the Company's master netting arrangements.
The following tables summarize the pretax impact of gains and losses from the Company's designated derivative instruments on its consolidated financial statements for the three-month periods ended June 30, 2018 and July 1, 2017:

	Gains (Losses) Recognized in OCI
	Three Months Ended
	June 30, 2018	July 1, 2017
	(millions)
Designated Hedges:
FC — Cash flow hedges	$26.1	$(19.1)
Net investment hedges - effective portion	37.4	(40.3)
Net investment hedges - portion excluded from assessment of hedge effectiveness	1.8	—
Total Designated Hedges	$65.3	$(59.4)

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Location and Amount of Gains (Losses) from Cash Flow Hedges Reclassified from AOCI to Earnings
	Three Months Ended
	June 30, 2018		July 1, 2017
	Cost of goods sold	Other expense, net	Cost of goods sold	Other expense, net
	(millions)
Total amounts presented in the consolidated statements of operations in which the effects of related cash flow hedges are recorded	$(494.9)	$(2.0)	$(495.9)	$(0.5)
Effects of cash flow hedging:
FC — Cash flow hedges	(6.2)	1.4	4.0	(0.6)

	Gains (Losses) from Net Investment Hedges Recognized in Earnings		Location of Gains (Losses) Recognized in Earnings
	Three Months Ended
	June 30, 2018	July 1, 2017
	(millions)
Net Investment Hedges
Net investment hedges — portion excluded from assessment of hedge effectiveness(a)	$4.3	$1.8	Interest expense
Total Net Investment Hedges	$4.3	$1.8

(a)
Amounts recognized in other comprehensive income (loss) ("OCI") related to the effective portion of the Company's net hedges would be recognized in earnings only upon the sale or liquidation of the hedged net investment.

As of June 30, 2018, it is estimated that $11.5 million of pretax net gains on both outstanding and matured derivative instruments designated as cash flow hedges deferred in AOCI will be recognized in earnings over the next twelve months. The amounts ultimately recognized in earnings will depend on exchange rates in effect when outstanding derivative instruments are settled.
The following table summarizes the pretax impact of gains and losses from the Company's undesignated derivative instruments on its consolidated financial statements for the three-month periods ended June 30, 2018 and July 1, 2017:

	Gains (Losses) Recognized in Earnings		Location of Gains (Losses) Recognized in Earnings
	Three Months Ended
	June 30, 2018	July 1, 2017
	(millions)
Undesignated Hedges:
FC — Undesignated hedges	$3.1	$2.6	Other expense, net
Total Undesignated Hedges	$3.1	$2.6
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Interest Rate Swap Contracts
During Fiscal 2016, the Company entered into two pay-floating rate, receive-fixed rate interest rate swap contracts which it designated as hedges against changes in the respective fair values of its fixed-rate 2.125% Senior Notes and its fixed-rate 2.625% Senior Notes attributed to changes in a benchmark interest rate (the "Interest Rate Swaps"). The Interest Rate Swaps, which mature on September 26, 2018 and August 18, 2020, respectively, both have notional amounts of $300 million and swap the fixed interest rates on the Company's 2.125% Senior Notes and 2.625% Senior Notes for variable interest rates based on the 3-month London Interbank Offered Rate ("LIBOR") plus a fixed spread. Changes in the fair values of the Interest Rate Swaps were offset by changes in the fair values of the 2.125% Senior Notes and 2.625% Senior Notes attributed to changes in the benchmark interest rate, with no resulting net impact reflected in earnings during any of the fiscal periods presented. The following table summarizes the carrying values of the Senior Notes and the impacts of the related fair value hedging adjustments as of June 30, 2018 and March 31, 2018:

		Carrying Value of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Item
Hedged Item	Balance Sheet Line in which the Hedged Item is Included	June 30, 2018	March 31, 2018	June 30, 2018	March 31, 2018
		(millions)
$300 million 2.125% Senior Notes	Current portion of long-term debt	$299.0	$298.1	$(0.9)	$(1.6)
$300 million 2.625% Senior Notes	Long-term debt	288.0	288.0	(11.0)	(10.8)
Cross-Currency Swap Contracts
During Fiscal 2016, the Company entered into two pay-floating rate, receive-floating rate cross-currency swap contracts, with notional amounts of €280 million and €274 million, which it designated as hedges of its net investment in certain of its European subsidiaries (the "Cross-Currency Swaps"). The Cross-Currency Swaps, which mature on September 26, 2018 and August 18, 2020, respectively, swap the U.S. Dollar-denominated variable interest rate payments based on 3-month LIBOR plus a fixed spread (as paid under the Interest Rate Swaps discussed above) for Euro-denominated variable interest rate payments based on the 3-month Euro Interbank Offered Rate plus a fixed spread. As a result, the Cross-Currency Swaps, in conjunction with the Interest Rate Swaps, economically convert the Company's $300 million fixed-rate 2.125% and $300 million fixed-rate 2.625% obligations to €280 million and €274 million floating-rate Euro-denominated liabilities, respectively.
See Note 3 for further discussion of the Company's accounting policies relating to its derivative financial instruments.
Investments
As of June 30, 2018, the Company's short-term investments consisted of $1.334 billion of time deposits and $153.6 million of commercial paper, and its non-current investments consisted of $69.5 million of time deposits. As of March 31, 2018, the Company's short-term investment consisted of $480.2 million of time deposits and $219.2 million of commercial paper, and its non-current investments consisted of $86.2 million of time deposits.
No significant realized or unrealized gains or losses on available-for-sale investments or other-than-temporary impairment charges were recorded during any of the fiscal periods presented.
Refer to Note 3 of the Fiscal 2018 10-K for further discussion of the Company's accounting policies relating to its investments.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Commitments and Contingencies
Lease Obligations
During the first quarter of Fiscal 2019, the Company entered into a lease for a new corporate office in New Jersey. The initial lease term is approximately 16 years, with optional renewal periods. The Company's total minimum commitment relating to the lease is $116.7 million, with minimum lease payments of $1.9 million due in the Company's fiscal year 2021, $7.8 million due in each of the Company's fiscal years 2022 and 2023, and aggregate minimum lease payments of $99.2 million for the Company's fiscal years 2024 through 2036. The Company expects to take possession of this property during its fiscal year 2020.
Customs Audit
In September 2014, one of the Company's international subsidiaries received a pre-assessment notice from the relevant customs officials concerning the method used to determine the dutiable value of imported inventory. The notice communicated the customs officials' assertion that the Company should have applied an alternative duty method, which could have resulted in up to $46 million in incremental duty and non-creditable value-added tax, including $11 million in interest and penalties. The Company believed that the alternative duty method claimed by the customs officials was not applicable to the Company's facts and circumstances and contested their asserted methodology.
In October 2014, the Company filed an appeal of the pre-assessment notice in accordance with the standard procedures established by the relevant customs authorities. In response to the filing of the Company's appeal of the pre-assessment notice, the review committee instructed the customs officials to reconsider their assertion of the alternative duty method and conduct a re-audit to evaluate the facts and circumstances noted in the pre-assessment notice. In December 2015, the Company received the results of the re-audit conducted and a customs audit assessment notice in the amount of $34.1 million, which the Company recorded within restructuring and other charges in its consolidated statements of operations during the third quarter of Fiscal 2016. Although the Company disagreed with the assessment notice, in order to secure the Company's rights, the Company was required to pay the assessment amount and then subsequently file an appeal with the customs authorities.
In October 2017, the tax tribunal presiding over the Company's appeal instructed the customs officials to reconsider their assertions under the alternative duty method and conduct a second re-audit to evaluate the facts and circumstances noted in the pre-assessment notice. In March 2018, the Company received the results of the second re-audit conducted and a related net refund in the amount of $15.6 million. Additionally, in March 2018 and May 2018, the Company filed voluntary disclosure requests to the relevant customs authorities for certain post-audit periods and made related payments of $40.6 million and $7.1 million, respectively, in order to secure its rights to recover value-added tax of $14.8 million and $3.3 million, respectively. In connection with the re-audit refund received and the non-tax portion of the voluntary disclosure payment made, the Company recorded net charges of $10.2 million and $3.8 million, respectively, within restructuring and other charges in its consolidated statements of operations during the fourth quarter of Fiscal 2018 and first quarter of Fiscal 2019, respectively.
Although the Company believes its original filing position was appropriate, in June 2018, the Company decided to resolve the dispute and not further appeal the re-audit decision within the courts for the periods covered by the re-audit in order to avoid incurring additional management time, costs, and uncertainty associated with litigation, as the customs officials' revised methodology results in an incremental annual duty charge that is not material to the Company.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Equity
Summary of Changes in Equity
A reconciliation of the beginning and ending amounts of equity is presented below:

	Three Months Ended
	June 30, 2018	July 1, 2017
	(millions)
Balance at beginning of period	$3,457.4	$3,299.6
Comprehensive income	106.1	93.8
Dividends declared	(50.7)	(40.6)
Repurchases of common stock, including shares surrendered for tax withholdings	(130.0)	(14.4)
Stock-based compensation	21.5	21.6
Shares issued pursuant to stock-based compensation arrangements	21.8	0.1
Cumulative adjustment from adoption of new accounting standards (see Note 4)	(5.1)	—
Balance at end of period	$3,421.0	$3,360.1
Common Stock Repurchase Program
A summary of the Company's repurchases of Class A common stock under its common stock repurchase program is as follows:

	Three Months Ended
	June 30, 2018	July 1, 2017
	(millions)
Cost of shares repurchased	$100.0	$—
Number of shares repurchased	0.7	0.0
On June 4, 2018, the Company's Board of Directors approved an expansion of the Company's existing common stock repurchase program that allows it to repurchase up to an additional $1.000 billion of Class A Common stock. As of June 30, 2018, the remaining availability under the Company's Class A common stock repurchase program was approximately $1.000 billion. Repurchases of shares of Class A common stock are subject to overall business and market conditions.
In addition, during each of the three-month periods ended June 30, 2018 and July 1, 2017, 0.2 million shares of Class A common stock, at a cost of $30.0 million and $14.4 million, respectively, were surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company's 1997 Long-Term Stock Incentive Plan, as amended (the "1997 Incentive Plan"), and its Amended and Restated 2010 Long-Term Stock Incentive Plan (the "2010 Incentive Plan").
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.
Dividends
Since 2003, the Company has maintained a regular quarterly cash dividend program on its common stock. On June 4, 2018, the Company's Board of Directors approved an increase to the Company's quarterly cash dividend on its common stock from $0.50 to $0.625 per share. The first quarter Fiscal 2019 dividend of $0.625 per share was declared on June 4, 2018, was payable to stockholders of record at the close of business on June 29, 2018, and was paid on July 13, 2018. Dividends paid amounted to $40.6 million and $40.5 million during the three-month periods ended June 30, 2018 and July 1, 2017, respectively.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Accumulated Other Comprehensive Income (Loss)
The following table presents OCI activity, net of tax, which is accumulated in equity:

	Foreign Currency Translation Gains (Losses)(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges(b)	Net Unrealized Gains (Losses) on Defined Benefit Plans(c)	Total Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at April 1, 2017	$(206.2)	$14.6	$(6.8)	$(198.4)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	56.6	(18.8)	(0.5)	37.3
Amounts reclassified from AOCI to earnings	—	(3.2)	0.2	(3.0)
Other comprehensive income (loss), net of tax	56.6	(22.0)	(0.3)	34.3
Balance at July 1, 2017	$(149.6)	$(7.4)	$(7.1)	$(164.1)

Balance at March 31, 2018	$(79.3)	$(16.0)	$(3.2)	$(98.5)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(30.7)	23.3	0.2	(7.2)
Amounts reclassified from AOCI to earnings	—	4.4	(0.1)	4.3
Other comprehensive income (loss), net of tax	(30.7)	27.7	0.1	(2.9)
Balance at June 30, 2018	$(110.0)	$11.7	$(3.1)	$(101.4)

(a)
OCI before reclassifications to earnings related to foreign currency translation gains (losses) includes an income tax provision of $4.6 million for the three months ended June 30, 2018, and includes an income tax benefit of $12.8 million for the three months ended July 1, 2017. OCI before reclassifications to earnings for the three-month periods ended June 30, 2018 and July 1, 2017 includes a gain of $29.8 million (net of a $9.4 million income tax provision) and a loss of $25.1 million (net of a $15.2 million income tax benefit), respectively, related to changes in the fair values of instruments designated as hedges of the Company's net investment in certain foreign operations (see Note 12).

(b)
OCI before reclassifications to earnings related to net unrealized gains (losses) on cash flow hedges are presented net of an income tax provision of $2.8 million and an income tax benefit of $0.3 million for the three-month periods ended June 30, 2018 and July 1, 2017, respectively. The tax effects on amounts reclassified from AOCI to earnings are presented in a table below.

(c)	Activity is presented net of taxes, which were immaterial for both periods presented.
The following table presents reclassifications from AOCI to earnings for cash flow hedges, by component:

	Three Months Ended		Location of Gains (Losses) Reclassified from AOCI to Earnings
	June 30, 2018	July 1, 2017
	(millions)
Gains (losses) on cash flow hedges(a):
FC — Cash flow hedges	$(6.2)	$4.0	Cost of goods sold
FC — Cash flow hedges	1.4	(0.6)	Other expense, net
Tax effect	0.4	(0.2)	Income tax provision
Net of tax	$(4.4)	$3.2

(a)	FC = Forward foreign currency exchange contracts.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Stock-based Compensation
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
Refer to Note 17 of the Fiscal 2018 10-K for a detailed description of the Company's stock-based compensation awards, including information related to vesting terms, service and performance conditions, and payout percentages.
Impact on Results
A summary of total stock-based compensation expense and the related income tax benefits recognized during the three-month periods ended June 30, 2018 and July 1, 2017 is as follows:

	Three Months Ended
	June 30, 2018	July 1, 2017
	(millions)
Compensation expense	$21.5	$21.6	(a)
Income tax benefit	(3.2)	(7.9)

(a)
The three months ended July 1, 2017 includes $2.1 million of accelerated stock-based compensation expense recorded within restructuring and other charges in the consolidated statements of operations (see Note 8). All other stock-based compensation expense was recorded within SG&A expenses.

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
Stock Options
A summary of stock option activity under all plans during the three months ended June 30, 2018 is as follows:

Number of Options
(thousands)
Options outstanding at March 31, 2018	1,151
Granted	—
Exercised	(162)
Cancelled/Forfeited	(82)
Options outstanding at June 30, 2018	907
Restricted Stock Awards and Service-based RSUs
The fair values of restricted stock awards granted to non-employee directors are determined based on the fair value of the Company's Class A common stock on the date of grant. No such awards were granted during the three-month periods ended June 30, 2018 and July 1, 2017. Effective beginning Fiscal 2019, non-employee directors are granted service-based RSUs.
The fair values of service-based RSUs granted to certain of the Company's senior executives and other employees, as well as non-employee directors, are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards not entitled to accrue dividend equivalents while outstanding. The weighted-average

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

grant date fair values of service-based RSU awards granted were $107.38 and $72.83 per share during the three-month periods ended June 30, 2018 and July 1, 2017, respectively.
A summary of restricted stock and service-based RSU activity during the three months ended June 30, 2018 is as follows:

	Number of Shares
	Restricted Stock	Service-based RSUs
	(thousands)
Nonvested at March 31, 2018	19	1,072
Granted	—	370
Vested	(9)	(387)
Forfeited	—	(62)
Nonvested at June 30, 2018	10	993
Performance-based RSUs
The fair values of the Company's performance-based RSUs granted to its senior executives and other key executives are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards not entitled to accrue dividend equivalents while outstanding. The weighted-average grant date fair value of performance-based RSUs granted during the three months ended July 1, 2017 was $69.39 per share. No such awards were granted during the three months ended June 30, 2018.
A summary of performance-based RSU activity during the three months ended June 30, 2018 is as follows:

Number of Performance-based RSUs
(thousands)
Nonvested at March 31, 2018	1,157
Granted	—
Change due to performance condition achievement	(29)
Vested	(232)
Forfeited	(18)
Nonvested at June 30, 2018	878

17.	Segment Information
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company's segment reporting structure is consistent with how it establishes its overall business strategy, allocates resources, and assesses performance of its business. The accounting policies of the Company's segments are consistent with those described in Notes 2 and 3 of the Fiscal 2018 10-K. Sales and transfers between segments are generally recorded at cost and treated as transfers of inventory. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment's performance is evaluated based upon net revenues and operating income before restructuring-related charges, impairment of assets, and certain other one-time items, if any. Certain corporate overhead expenses related to global functions, most notably the Company's executive office, information technology, finance and accounting, human resources, and legal departments, largely remain at corporate. Additionally, other costs that cannot be allocated to the segments based on specific usage are also maintained at corporate, including corporate advertising and marketing expenses, depreciation and amortization of corporate assets, and other general and administrative expenses resulting from corporate-level activities and projects.
Net revenues and operating income for each of the Company's segments are as follows:

	Three Months Ended
	June 30, 2018	July 1, 2017
	(millions)
Net revenues:
North America	$697.6	$709.7
Europe	350.6	323.5
Asia	248.0	209.1
Other non-reportable segments	94.4	104.8
Total net revenues	$1,390.6	$1,347.1

	Three Months Ended
	June 30, 2018	July 1, 2017
	(millions)
Operating income(a):
North America	$159.9	$150.5
Europe	73.9	67.1
Asia	42.7	30.2
Other non-reportable segments	30.8	33.0
	307.3	280.8
Unallocated corporate expenses	(154.8)	(153.7)
Unallocated restructuring and other charges(b)	(22.4)	(36.8)
Total operating income	$130.1	$90.3

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)
Segment operating income and unallocated corporate expenses during the three-month periods ended June 30, 2018 and July 1, 2017 included certain restructuring-related inventory charges (see Note 8) and asset impairment charges (see Note 7), which are detailed below:

	Three Months Ended
	June 30, 2018	July 1, 2017
	(millions)
Restructuring-related inventory charges:
North America	$—	$(0.7)
Total restructuring-related inventory charges	$—	$(0.7)

	Three Months Ended
	June 30, 2018	July 1, 2017
	(millions)
Asset impairment charges:
North America	$—	$(0.6)
Europe	(0.2)	(1.2)
Asia	(0.2)	(0.1)
Other non-reportable segments	(0.8)	(0.1)
Unallocated corporate expenses	(0.1)	(7.7)
Total asset impairment charges	$(1.3)	$(9.7)

(b)	The three-month periods ended June 30, 2018 and July 1, 2017 included certain unallocated restructuring and other charges (see Note 8), which are detailed below:

	Three Months Ended
	June 30, 2018	July 1, 2017
	(millions)
Unallocated restructuring and other charges:
North America-related	$(2.9)	$(12.0)
Europe-related	(5.0)	(0.1)
Asia-related	(0.1)	3.3
Other non-reportable segment-related	(0.8)	(4.8)
Corporate-related	(5.9)	(13.0)
Unallocated restructuring charges	(14.7)	(26.6)
Other charges (see Note 8)	(7.7)	(10.2)
Total unallocated restructuring and other charges	$(22.4)	$(36.8)

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation and amortization expense for the Company's segments is as follows:

	Three Months Ended
	June 30, 2018	July 1, 2017
	(millions)
Depreciation and amortization:
North America	$19.8	$21.0
Europe	8.3	8.0
Asia	12.6	11.5
Other non-reportable segments	2.0	2.8
Unallocated corporate expenses	24.1	26.1
Unallocated restructuring and other charges (see Note 8)	3.5	3.5
Total depreciation and amortization	$70.3	$72.9
Net revenues by geographic location of the reporting subsidiary are as follows:

	Three Months Ended
	June 30, 2018	July 1, 2017
	(millions)
Net revenues(a):
The Americas(b)	$789.4	$811.5
Europe(c)	352.8	326.2
Asia(d)	248.4	209.4
Total net revenues	$1,390.6	$1,347.1

(a)	Net revenues for certain of the Company's licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.

(b)	Includes the U.S., Canada, and Latin America. Net revenues earned in the U.S. during the three-month periods ended June 30, 2018 and July 1, 2017 were $738.9 million and $764.6 million, respectively.

(c)	Includes the Middle East.

(d)	Includes Australia and New Zealand.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	Additional Financial Information
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
A reconciliation of cash, cash equivalents, and restricted cash as of June 30, 2018 and March 31, 2018 from the consolidated balance sheets to the consolidated statements of cash flows is as follows:

	June 30, 2018	March 31, 2018
	(millions)
Cash and cash equivalents	$532.3	$1,304.6
Restricted cash included within prepaid expenses and other current assets	8.0	15.5
Restricted cash included within other non-current assets	35.5	35.4
Total cash, cash equivalents, and restricted cash	$575.8	$1,355.5
Amounts included in restricted cash relate to cash placed in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters and real estate leases.
Cash Interest and Taxes
Cash paid for interest and income taxes is as follows:

	Three Months Ended
	June 30, 2018	July 1, 2017
	(millions)
Cash paid for interest	$3.0	$2.6
Cash paid for income taxes	3.3	20.8
Non-cash Transactions
Non-cash investing activities included capital expenditures incurred but not yet paid of $29.1 million and $30.6 million for the three-month periods ended June 30, 2018 and July 1, 2017, respectively.
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

37

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
These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 (the "Fiscal 2018 10-K"). There are no material changes to such risk factors, nor have we identified any previously undisclosed risks that could materially adversely affect our business, operating results, and/or financial condition, as set forth in Part II, Item 1A — "Risk Factors" of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
In this Form 10-Q, references to "Ralph Lauren," "ourselves," "we," "our," "us," and the "Company" refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2019 will end on March 30, 2019 and will be a 52-week period ("Fiscal 2019"). Fiscal year 2018 ended on March 31, 2018 and was also a 52-week period ("Fiscal 2018"). The first quarter of Fiscal 2019 ended on June 30, 2018 and was a 13-week period. The first quarter of Fiscal 2018 ended on July 1, 2017 and was also a 13-week period.

INTRODUCTION
Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and notes thereto to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:

•
Overview.    This section provides a general description of our business, global economic conditions and industry trends, and a summary of our financial performance for the three-month period ended June 30, 2018. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three-month period ended June 30, 2018 as compared to the three-month period ended July 1, 2017.

•
Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of June 30, 2018, which includes (i) an analysis of our financial condition as compared to the prior fiscal year-end; (ii) an analysis of changes in our cash flows for the three months ended June 30, 2018 as compared to the three months ended July 1, 2017; (iii) an analysis of our liquidity, including the availability under our commercial paper borrowing program and credit facilities, common stock repurchases, payments of dividends, and our outstanding debt and covenant compliance; and (iv) a description of any material changes in our contractual and other obligations since March 31, 2018.

•	Market risk management. This section discusses any significant changes in our risk exposures related to foreign currency exchange rates, interest rates, and our investments since March 31, 2018.

•
Critical accounting policies.    This section discusses any significant changes in our critical accounting policies since March 31, 2018. Critical accounting policies typically require significant judgment and estimation on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 3 of the Fiscal 2018 10-K.

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
We diversify our business by geography (North America, Europe, and Asia, among other regions) and channel of distribution (wholesale, retail, and licensing). This allows us to maintain a dynamic balance as our operating results do not depend solely on the performance of any single geographic area or channel of distribution. Our wholesale sales are made principally to major department stores and specialty stores around the world, as well as to certain unrelated third party-owned stores to which we have licensed the right to operate in defined geographic territories using our trademarks. We also sell directly to consumers through our integrated retail channel, which includes our retail stores, concession-based shop-within-shops, and digital commerce operations around the world. In addition, we license to unrelated third parties for specified periods the right to access our various trademarks in connection with the licensees' manufacture and sale of designated products, such as certain apparel, eyewear, fragrances, and home furnishings.

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

•
Asia — Our Asia segment, representing approximately 15% of our Fiscal 2018 net revenues, primarily consists of sales of our Ralph Lauren branded products made through our wholesale and retail businesses in Asia, Australia, and New Zealand. Our retail business in Asia is comprised of Ralph Lauren stores, our factory stores, and our concession-based shop-within-shops. In addition, we sell our products through various third-party digital partner commerce sites. In Asia, our wholesale business is comprised primarily of sales to department stores, with related products distributed through shop-within-shops.

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
Our business is typically affected by seasonal trends, with higher levels of wholesale sales in our second and fourth fiscal quarters and higher retail sales in our second and third fiscal quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school, and holiday shopping periods impacting our retail business. In addition, fluctuations in net sales, operating income, and cash flows in any fiscal quarter may be affected by other events impacting retail sales, such as changes in weather patterns. Accordingly, our operating results and cash flows for the three-month period ended June 30, 2018 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2019.
Global Economic Conditions and Industry Trends
The global economy and our industry are impacted by many different influences. The current domestic and international political environment has resulted in uncertainty surrounding the future state of the global economy, including growing concerns regarding international trade relations. Most recently, the U.S. and China have imposed significant new tariffs on each other related to the importation of certain product categories, and additional tariffs have been proposed. As our international business continues to grow and because the majority of our products are produced outside of the U.S., major changes in global trade relations could have a material adverse effect on our business or operating results. Certain other worldwide events, including political unrest, acts of terrorism, taxation or monetary policy changes, and fluctuations in commodity prices, also increase volatility in the global economy. For example, the U.S. recently enacted new tax legislation known as the TCJA (as defined in "Recent Developments" below), which is intended to stimulate economic growth and capital investment in the U.S. In addition, our results have been and are expected to continue to be impacted by foreign exchange rate fluctuations.
The retail landscape in which we operate is also evolving, with consumers continuing to diversify the channels in which they transact and shifting their shopping preference from physical stores to online. This along with other factors has resulted in many retailers, including certain of our large wholesale customers, becoming highly promotional and aggressively marking down their merchandise in an attempt to offset declines in physical store traffic. The retail industry, particularly in the U.S., has also experienced numerous bankruptcies, restructurings, and ownership changes in recent years. Certain of our operations, including our North America wholesale business, have been negatively impacted by these dynamics. The continuation of these industry trends could further impact consumer spending and consumption behavior in our industry, which could have a material adverse effect on our business or operating results. Additionally, changes in economic conditions, including those that may result from the TCJA, may further impact consumer discretionary income levels and spending.
We have implemented various operating strategies globally to help address many of these current challenges, and continue to build a foundation for long-term profitable growth centered around strengthening our consumer-facing areas of product, stores, and marketing across channels and driving a more efficient operating model. In connection with these strategies, we are taking deliberate actions to ensure promotional consistency across channels and enhance the overall brand and shopping experience, including better aligning shipments and inventory levels with underlying demand. Investing in our digital ecosystem remains a primary focus and is a key component of our integrated global omni-channel strategy. Most recently, in June 2018, we shifted our European digital commerce operations to the third-party cloud-based platform used by our North America operations, which is expected to deliver a more brand-enhancing and consistent customer experience across our global digital ecosystem. We also remain committed to optimizing our wholesale distribution channel and enhancing our department store consumer experience. Although the investments that we are making in our business and our quality of sales initiatives may create operating profit pressure in the near-term, we expect that these initiatives will create longer-term shareholder value. Further, in response to the additional trade tariffs announced between the U.S. and China, we are actively reviewing options to mitigate our exposure in the event any such tariffs impact our product categories, including diverting production to and sourcing from other countries.
We will continue to monitor these conditions and trends and evaluate and adjust our operating strategies and foreign currency and cost management opportunities to help mitigate the related impact on our results of operations, while remaining focused on the long-term growth of our business and protecting and elevating the value of our brand.
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A — "Risk Factors" in our Fiscal 2018 10-K.
Summary of Financial Performance
Operating Results
During the three months ended June 30, 2018, we reported net revenues of $1.391 billion, net income of $109.0 million, and net income per diluted share of $1.31, as compared to net revenues of $1.347 billion, net income of $59.5 million, and net income per diluted share of $0.72 during the three months ended July 1, 2017. The comparability of our operating results has been affected by restructuring-related charges, impairment of assets, and certain other charges, as discussed further below.
Our operating performance for the three months ended June 30, 2018 reflected revenue growth of 3.2% on a reported basis and 1.1% on a constant currency basis, as defined within "Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition" below. The increase in reported net revenues was driven by our international businesses, particularly our Asia business which had revenue growth of 18.6% largely due to new store openings.
Our gross profit as a percentage of net revenues increased by 120 basis points to 64.4% during the three months ended June 30, 2018, primarily driven by improved pricing and lower levels of promotional activity in connection with our long-term growth strategy, as well as favorable product mix.
Selling, general, and administrative ("SG&A") expenses as a percentage of net revenues increased by 30 basis points to 53.3% during the three months ended June 30, 2018, primarily due to our increased marketing investment and the unfavorable impact attributable to geographic and channel mix, partially offset by our operational discipline and cost savings associated with our restructuring activities.
Net income increased by $49.5 million to $109.0 million during the three months ended June 30, 2018, primarily due to a $39.8 million increase in operating income. Net income per diluted share increased by $0.59 to $1.31 per share during the three months ended June 30, 2018, due to the higher level of net income, partially offset by higher weighted-average diluted shares outstanding.
Our operating results during the three-month periods ended June 30, 2018 and July 1, 2017 were negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $23.7 million and $47.2 million, respectively, which had an after-tax effect of reducing net income by $18.9 million, or $0.23 per diluted share, and $31.6 million, or $0.39 per diluted share, respectively.

Financial Condition and Liquidity
We ended the first quarter of Fiscal 2019 in a net cash and investments position (cash and cash equivalents plus short-term and non-current investments, less total debt) of $1.503 billion, as compared to $1.494 billion as of the end of Fiscal 2018. The increase in our net cash and investments position at June 30, 2018 as compared to March 31, 2018 was primarily due to our operating cash flows of $230.6 million, partially offset by our use of cash to support Class A common stock repurchases of $130.0 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to invest in our business through $42.3 million in capital expenditures, and to make dividend payments of $40.6 million.
We generated $230.6 million of cash from operations during the three months ended June 30, 2018, compared to $334.2 million during the three months ended July 1, 2017. The decline in cash provided by operating activities was due to a net unfavorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period, partially offset by an increase in net income before non-cash charges.
Our equity declined to $3.421 billion as of June 30, 2018 compared to $3.457 billion as of March 31, 2018, primarily due to our share repurchase activity and dividends declared, partially offset by our comprehensive income and the net impact of stock-based compensation arrangements during the three months ended June 30, 2018.
Recent Developments
Fiscal 2019 Restructuring Plan
On June 4, 2018, our Board of Directors approved a restructuring plan associated with our strategic objective of operating with discipline to drive sustainable growth (the "Fiscal 2019 Restructuring Plan"). The Fiscal 2019 Restructuring Plan includes the following restructuring-related activities: (i) the rightsizing and consolidation of our global distribution network and corporate offices; (ii) targeted severance-related actions; and (iii) closure of certain of our stores and shop-within-shops. When substantially completed by the end of Fiscal 2019, these actions are expected to result in gross annualized expense savings of approximately $60 million to $80 million.
In connection with the Fiscal 2019 Restructuring Plan, we expect to incur total estimated charges of approximately $100 million to $150 million, comprised of cash-related charges of approximately $70 million to $110 million and non-cash charges of approximately $30 million to $40 million. Cumulative charges incurred since inception were $9.5 million. See Notes 7 and 8 to our accompanying consolidated financial statements for detailed discussions of the charges recorded in connection with the Fiscal 2019 Restructuring Plan.
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
During the second half of Fiscal 2018, we recorded net charges of $221.4 million within our income tax provision in connection with the TCJA, of which $209.3 million related to the mandatory transition tax. These charges were recorded on a provisional basis as permitted by SEC Staff Accounting Bulletin No. 118 ("SAB 118"). The provisional amounts were based on our present interpretations of the TCJA and are subject to further refinement as additional information becomes available and further analyses are completed. No measurement period adjustments were recorded during the three months ended June 30, 2018.
Despite these enactment-related charges, we expect the TCJA will ultimately benefit our results of operations and financial condition, primarily due to the lower U.S. federal statutory income tax rate.
Additionally, we reevaluated our permanent reinvestment assertion and determined that undistributed foreign earnings that were subject to the one-time mandatory transition tax were no longer considered to be permanently reinvested, effective December 31, 2017. In connection with this decision, we repatriated $252 million of cash to the U.S. from certain of our foreign subsidiaries during the fourth quarter of Fiscal 2018, and we repatriated an additional $400 million and $179 million during the first and second quarters of Fiscal 2019, respectively, all of which relate to earnings previously taxed under the TCJA.

See Note 9 to the accompanying consolidated financial statements for additional discussion.
Way Forward Plan
On June 2, 2016, our Board of Directors approved a restructuring plan with the objective of delivering sustainable, profitable sales growth and long-term value creation for shareholders (the "Way Forward Plan"). We are refocusing on our core brands and evolving our product, marketing, and shopping experience to increase desirability and relevance. We are also evolving our operating model to enable sustainable, profitable sales growth by significantly improving quality of sales, reducing supply chain lead times, improving our sourcing, and executing a disciplined multi-channel distribution and expansion strategy. As part of the Way Forward Plan, we are rightsizing our cost structure and implementing a return on investment-driven financial model to free up resources to invest in the brand and drive high-quality sales. The Way Forward Plan includes strengthening our leadership team and creating a more nimble organization by moving from an average of nine to six layers of management. The Way Forward Plan also includes the discontinuance of our Denim & Supply brand and the integration of our denim product offerings into our Polo Ralph Lauren brand. Collectively, these actions, which were substantially completed during our fiscal year ended April 1, 2017 ("Fiscal 2017"), resulted in a reduction in workforce and the closure of certain stores and shop-within-shops, as well as gross annualized expense savings of approximately $200 million.
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
In connection with the Way Forward Plan, we currently expect to incur total estimated charges of approximately $770 million, comprised of cash-related restructuring charges of approximately $470 million and non-cash charges of approximately $300 million. Cumulative charges incurred since inception were $675.7 million and we expect the remaining charges of approximately $95 million will be recorded during the remainder of Fiscal 2019. In addition to these charges, we also incurred an additional non-cash charge of $155.2 million during Fiscal 2017 associated with the destruction of inventory out of current liquidation channels in line with our Way Forward Plan. See Notes 7 and 8 to our accompanying consolidated financial statements for detailed discussions of the charges recorded in connection with the Way Forward Plan.
Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition
The comparability of our operating results for the three-month periods ended June 30, 2018 and July 1, 2017 has been affected by certain events, including restructuring-related charges, impairment of assets, and certain other charges, as summarized below (references to "Notes" are to the notes to the accompanying consolidated financial statements):

	Three Months Ended
	June 30, 2018	July 1, 2017
	(millions)
Impairment of assets (see Note 7)	$(1.3)	$(9.7)
Restructuring and other charges (see Note 8)	(22.4)	(36.8)
Restructuring-related inventory charges (see Note 8)(a)	—	(0.7)
Total charges	$(23.7)	$(47.2)

(a)	Non-cash restructuring-related inventory charges are recorded within cost of goods sold in the consolidated statements of operations.

Since we are a global company, the comparability of our operating results reported in U.S. Dollars is also affected by foreign currency exchange rate fluctuations because the underlying currencies in which we transact change in value over time compared to the U.S. Dollar. These rate fluctuations can have a significant effect on our reported results. As such, in addition to financial measures prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"), our discussions often contain references to constant currency measures, which are calculated by translating the current-year and prior-year reported amounts into comparable amounts using a single foreign exchange rate for each currency. We present constant currency financial information, which is a non-U.S. GAAP financial measure, as a supplement to our reported operating results. We use constant currency information to provide a framework for assessing how our businesses performed excluding the effects of foreign currency exchange rate fluctuations. We believe this information is useful to investors for facilitating comparisons of operating results and better identifying trends in our businesses. The constant currency performance measures should be viewed in addition to, and not in lieu of or superior to, our operating performance measures calculated in accordance with U.S. GAAP. Reconciliations between this non-U.S. GAAP financial measure and the most directly comparable U.S. GAAP measure are included in the "Results of Operations" section where applicable.
Our discussion also includes reference to comparable store sales. Effective beginning the first quarter of our Fiscal 2019, we changed our definition of comparable store sales to provide a more relevant measure of performance and align with general retail industry practice. Under the new definition, comparable store sales refer to the change in sales of our stores that have been open for at least 13 full fiscal months. Sales from our digital commerce sites are also included within comparable sales for those geographies that have been serviced by the related site for at least 13 full fiscal months. Sales for stores or digital commerce sites that are closed or shut down during the year are excluded from the calculation of comparable store sales. Sales for stores that are either relocated, enlarged (as defined by gross square footage expansion of 25% or greater), or generally closed for 30 or more consecutive days for renovation are also excluded from the calculation of comparable store sales until such stores have been operating in their new location or in their newly renovated state for at least 13 full fiscal months. All comparable store sales metrics are calculated on a constant currency basis. Our previous definition of comparable store sales required a store or digital commerce site to be operational for one full fiscal year to be considered comparable and included in the calculation.
Our "Results of Operations" discussion that follows includes the significant changes in operating results arising from these items affecting comparability. However, unusual items or transactions may occur in any period. Accordingly, investors and other financial statement users should consider the types of events and transactions that have affected operating trends.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2018 Compared to Three Months Ended July 1, 2017
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	June 30, 2018	July 1, 2017	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$1,390.6	$1,347.1	$43.5	3.2%
Cost of goods sold	(494.9)	(495.9)	1.0	(0.2%)
Gross profit	895.7	851.2	44.5	5.2%
Gross profit as % of net revenues	64.4%	63.2%		120 bps
Selling, general, and administrative expenses	(741.9)	(714.4)	(27.5)	3.8%
SG&A expenses as % of net revenues	53.3%	53.0%		30 bps
Impairment of assets	(1.3)	(9.7)	8.4	(86.9%)
Restructuring and other charges	(22.4)	(36.8)	14.4	(38.8%)
Operating income	130.1	90.3	39.8	44.0%
Operating income as % of net revenues	9.4%	6.7%		270 bps
Interest expense	(4.4)	(5.0)	0.6	(14.0%)
Interest income	9.2	2.0	7.2	NM
Other expense, net	(2.0)	(0.5)	(1.5)	NM
Income before income taxes	132.9	86.8	46.1	53.2%
Income tax provision	(23.9)	(27.3)	3.4	(12.2%)
Effective tax rate(a)	18.0%	31.4%		(1,340 bps)
Net income	$109.0	$59.5	$49.5	83.2%
Net income per common share:
Basic	$1.33	$0.73	$0.60	82.2%
Diluted	$1.31	$0.72	$0.59	81.9%

(a)	Effective tax rate is calculated by dividing the income tax provision by income before income taxes.
NM Not meaningful.
Net Revenues.    Net revenues increased by $43.5 million, or 3.2%, to $1.391 billion during the three months ended June 30, 2018 as compared to the three months ended July 1, 2017, including net favorable foreign currency effects of $28.6 million. On a constant currency basis, net revenues increased by $14.9 million, or 1.1%.
The following table summarizes the percentage change in our consolidated comparable store sales for the three months ended June 30, 2018 as compared to the prior fiscal year period:

% Change
Digital commerce comparable store sales	(1%)
Comparable store sales excluding digital commerce	(3%)
Total comparable store sales	(3%)

Our global average store count increased by 22 stores and concession shops during the three months ended June 30, 2018 compared with the three months ended July 1, 2017, largely driven by new openings in Asia. The following table details our retail store presence by segment as of the periods presented:

	June 30, 2018	July 1, 2017
Freestanding Stores:
North America	220	216
Europe	83	82
Asia	107	90
Other non-reportable segments	74	79
Total freestanding stores	484	467

Concession Shops:
North America	2	1
Europe	25	31
Asia	604	591
Other non-reportable segments	2	2
Total concession shops	633	625
Total stores	1,117	1,092
In addition to our stores, we sell products online in North America and Europe through our various digital commerce sites, which include www.RalphLauren.com and www.ClubMonaco.com, among others. In Asia, we sell products online through various third-party digital partner commerce sites.
Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the comparable prior fiscal year period, are provided below:

	Three Months Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	June 30, 2018	July 1, 2017	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$697.6	$709.7	$(12.1)	$0.8	$(12.9)	(1.7%)	(1.8%)
Europe	350.6	323.5	27.1	22.2	4.9	8.4%	1.5%
Asia	248.0	209.1	38.9	5.4	33.5	18.6%	16.0%
Other non-reportable segments	94.4	104.8	(10.4)	0.2	(10.6)	(10.0%)	(10.1%)
Total net revenues	$1,390.6	$1,347.1	$43.5	$28.6	$14.9	3.2%	1.1%
North America net revenues — Net revenues decreased by $12.1 million, or 1.7%, during the three months ended June 30, 2018 as compared to the three months ended July 1, 2017, including net favorable foreign currency effects of $0.8 million. On a constant currency basis, net revenues decreased by $12.9 million, or 1.8%.
The $12.1 million net decline in North America net revenues was driven by:

•
an $8.9 million net decrease related to our North America retail business, inclusive of net favorable foreign currency effects of $0.3 million. On a constant currency basis, net revenues decreased by $9.2 million driven by a decline of $11.4 million in comparable store sales, partially offset by an increase of $2.2 million in non-comparable store sales. The decline in comparable store sales was primarily driven by the timing of Easter, which benefited the fourth quarter of Fiscal 2018. Excluding the impact of Easter timing, comparable store sales were approximately flat as compared to the prior fiscal year period. The following table summarizes the percentage change in comparable store sales related to our North America retail business:

% Change
Digital commerce comparable store sales	(2%)
Comparable store sales excluding digital commerce	(3%)
Total comparable store sales	(3%)

•
a $3.2 million net decrease related to our North America wholesale business, largely driven by a strategic reduction of shipments and points of distribution in connection with our long-term growth strategy, partially offset by a shift in timing of certain shipments from the fourth quarter of Fiscal 2018 into the first quarter of Fiscal 2019.

Europe net revenues — Net revenues increased by $27.1 million, or 8.4%, during the three months ended June 30, 2018 as compared to the three months ended July 1, 2017, including net favorable foreign currency effects of $22.2 million. On a constant currency basis, net revenues increased by $4.9 million, or 1.5%.
The $27.1 million net increase in Europe net revenues was driven by:

•
a $22.4 million net increase related to our Europe wholesale business, primarily driven by a shift in the timing of certain shipments that occurred during the prior fiscal year period and net favorable foreign currency effects of $7.2 million; and

•
a $4.7 million net increase related to our Europe retail business, inclusive of net favorable foreign currency effects of $15.0 million. On a constant currency basis, net revenues decreased by $10.3 million driven by a decline of $15.6 million in comparable store sales largely attributable to assortment and inventory challenges, partially offset by an increase of $5.3 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Europe retail business:

% Change
Digital commerce comparable store sales	2%
Comparable store sales excluding digital commerce	(9%)
Total comparable store sales	(8%)
Asia net revenues — Net revenues increased by $38.9 million, or 18.6%, during the three months ended June 30, 2018 as compared to the three months ended July 1, 2017, including net favorable foreign currency effects of $5.4 million. On a constant currency basis, net revenues increased by $33.5 million, or 16.0%.
The $38.9 million net increase in Asia net revenues was driven by:

•
a $34.2 million net increase related to our Asia retail business, inclusive of net favorable foreign currency effects of $5.2 million. On a constant currency basis, net revenues increased by $29.0 million, reflecting increases of $17.6 million in non-comparable store sales driven by new store openings and $11.4 million in comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Asia retail business:

% Change
Digital commerce comparable store sales	46%
Comparable store sales excluding digital commerce	6%
Total comparable store sales	6%

•	a $4.7 million net increase related to our Asia wholesale business, primarily driven by our expansion in Japan.
Gross Profit.    Gross profit increased by $44.5 million, or 5.2%, to $895.7 million for the three months ended June 30, 2018. The increase in gross profit included a net favorable foreign currency effect of $20.1 million. Gross profit as a percentage of net revenues increased to 64.4% for the three months ended June 30, 2018 from 63.2% for the three months ended July 1, 2017. The 120 basis point increase was primarily driven by improved pricing and lower levels of promotional activity in connection with our long-term growth strategy, as well as favorable product mix.

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
Selling, General, and Administrative Expenses.    SG&A expenses include compensation and benefits, advertising and marketing, rent and occupancy, distribution, information technology, legal, depreciation and amortization, bad debt, and other selling and administrative costs. SG&A expenses increased by $27.5 million, or 3.8%, to $741.9 million for the three months ended June 30, 2018. This increase included a net unfavorable foreign currency effect of $14.6 million. SG&A expenses as a percentage of net revenues increased to 53.3% for the three months ended June 30, 2018 from 53.0% for the three months ended July 1, 2017. The 30 basis point increase was primarily due to the unfavorable impact attributable to geographic and channel mix, as a greater portion of our revenue was generated by our international retail businesses (which typically carry higher operating expense margins). This increase was partially offset by our operational discipline and cost savings associated with our restructuring activities.
The $27.5 million net increase in SG&A expenses was driven by:

Three Months Ended June 30, 2018 Compared to Three Months Ended July 1, 2017
(millions)
SG&A expense category:
Selling-related expenses	$11.3
Marketing and advertising expenses	7.6
Rent and occupancy expenses	6.9
Consulting fees	5.6
Other	(3.9)
Total change in SG&A expenses	$27.5
During the remainder of Fiscal 2019, we continue to expect to spend on key strategic initiatives including marketing, digital, expanding and renovating our global retail stores and concession shops, and investing in productivity-enhancing infrastructure. We expect to make these investments while continuing to manage our cost base with discipline.
Impairment of Assets. During the three-month periods ended June 30, 2018 and July 1, 2017, we recorded non-cash impairment charges of $1.3 million and $9.7 million, respectively, to write off certain fixed assets related to our domestic and international stores, shop-within-shops, and corporate offices. See Note 7 to the accompanying consolidated financial statements.
Restructuring and Other Charges. During the three-month periods ended June 30, 2018 and July 1, 2017, we recorded restructuring charges of $14.7 million and $26.6 million, respectively, in connection with our restructuring plans, consisting of severance and benefit costs, lease termination and store closure costs, and other cash charges. Additionally, during the three months ended June 30, 2018, we recorded other charges of $7.7 million primarily related to our former Polo store at 711 Fifth Avenue in New York City and our customs audit. During the three months ended July 1, 2017, we recorded other charges of $10.2 million primarily related to the departure of Mr. Stefan Larsson and our former Polo store at 711 Fifth Avenue. See Note 8 to the accompanying consolidated financial statements.
Operating Income.    Operating income increased by $39.8 million, or 44.0%, to $130.1 million for the three months ended June 30, 2018. Our operating results during the three-month periods ended June 30, 2018 and July 1, 2017 were negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $23.7 million and $47.2 million, respectively, as previously discussed. The increase in operating income also included a net favorable foreign currency effect of $5.5 million. Operating income as a percentage of net revenues increased to 9.4% for the three months ended June 30, 2018 from 6.7% for the three months ended July 1, 2017. The 270 basis point increase was primarily driven by the net decline in restructuring-related charges, impairment of assets, and certain other charges and the increase in our gross profit margin, partially offset by the increase in SG&A expenses as a percentage of net revenues, all as previously discussed.

Operating income and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the comparable prior fiscal year period, are provided below:

	Three Months Ended
	June 30, 2018		July 1, 2017
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$159.9	22.9%	$150.5	21.2%	$9.4	170 bps
Europe	73.9	21.1%	67.1	20.7%	6.8	40 bps
Asia	42.7	17.2%	30.2	14.4%	12.5	280 bps
Other non-reportable segments	30.8	32.7%	33.0	31.5%	(2.2)	120 bps
	307.3		280.8		26.5
Unallocated corporate expenses	(154.8)		(153.7)		(1.1)
Unallocated restructuring and other charges	(22.4)		(36.8)		14.4
Total operating income	$130.1	9.4%	$90.3	6.7%	$39.8	270 bps
North America operating margin improved by 170 basis points, primarily due to the favorable impact of 100 basis points related to our wholesale business, largely driven by an increase in our gross profit margin and a decline in SG&A expenses as a percentage of net revenues. The remaining 70 basis point improvement primarily related to our retail business, largely driven by an increase in our gross profit margin, partially offset by an increase in SG&A expenses as percentage of net revenues.
Europe operating margin improved by 40 basis points, primarily due to the favorable impact of 120 basis points related to our wholesale business, largely driven by a decline in SG&A expenses as a percentage of net revenues. The increase also reflected the favorable impact of 40 basis points related to lower non-cash charges recorded in connection with our restructuring plans during the three months ended June 30, 2018 as compared to the prior fiscal year period. These increases in operating margin were partially offset by a 120 basis point decline primarily related to our retail business, largely driven by an increase in SG&A expenses as a percentage of net revenues.
Asia operating margin improved by 280 basis points, primarily due to the favorable impact of 200 basis points related to our retail business and 80 basis points related to our wholesale business, both largely driven by a decline in SG&A expenses as a percentage of net revenues.
Unallocated corporate expenses increased by $1.1 million to $154.8 million during the three months ended June 30, 2018 due to higher consulting fees of $8.1 million, higher marketing and advertising expenses of $3.4 million, and higher other expenses of $0.7 million, partially offset by lower impairment of asset charges of $7.6 million and lower compensation-related expenses of $3.5 million.
Unallocated restructuring and other charges decreased by $14.4 million to $22.4 million during the three months ended June 30, 2018, as previously discussed above and in Note 8 to the accompanying consolidated financial statements.
Non-operating Income (Expense), net. Non-operating income (expense), net is comprised of interest expense, interest income, and other expense, net, which includes foreign currency gains (losses), equity in income (losses) from our equity-method investees, and other non-operating expenses. During the three months ended June 30, 2018, we reported non-operating income, net, of $2.8 million, as compared to non-operating expense, net, of $3.5 million for the three months ended July 1, 2017. The $6.3 million improvement was primarily driven by higher interest income of $7.2 million due to the increased balance of our investment portfolio, as well as a favorable shift to higher interest rate environments attributable to recent cash repatriations from our foreign subsidiaries.
Income Tax Provision.    The income tax provision represents federal, foreign, state and local income taxes. The income tax provision decreased to $23.9 million for the three months ended June 30, 2018, from $27.3 million for the three months ended July 1, 2017. The decrease in the provision for income taxes was primarily due to the 1,340 basis point decline in our effective tax rate, partially offset by the increase in pretax income. The decline in our effective tax rate was primarily due to a net favorable change related to tax effects of stock-based compensation award settlements, as well as the lower U.S. federal statutory income tax rate as a result of the TCJA. Our effective tax rate will change from period to period based on various factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.
Net Income.    Net income increased to $109.0 million for the three months ended June 30, 2018, from $59.5 million for the three months ended July 1, 2017. The $49.5 million increase in net income was primarily due to the increase in operating income and the decline in our income tax provision, as previously discussed. Our operating results during the three-month periods ended June 30, 2018 and July 1, 2017 were negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $23.7 million and $47.2 million, respectively, which had an after-tax effect of reducing net income by $18.9 million and $31.6 million, respectively.
Net Income per Diluted Share.    Net income per diluted share increased to $1.31 for the three months ended June 30, 2018, from $0.72 for the three months ended July 1, 2017. The $0.59 per share increase was due to the higher level of net income, as previously discussed, partially offset by higher weighted-average diluted shares outstanding during the three months ended June 30, 2018. Net income per diluted share for the three-month periods ended June 30, 2018 and July 1, 2017 were negatively impacted by approximately $0.23 per share and $0.39 per share, respectively, as a result of restructuring-related charges, impairment of assets, and certain other charges, as previously discussed.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of June 30, 2018 and March 31, 2018:

	June 30, 2018	March 31, 2018	$ Change
	(millions)
Cash and cash equivalents	$532.3	$1,304.6	$(772.3)
Short-term investments	1,487.7	699.4	788.3
Non-current investments(a)	69.5	86.2	(16.7)
Short-term debt(b)	—	(10.1)	10.1
Current portion of long-term debt(b)	(299.0)	(298.1)	(0.9)
Long-term debt(b)	(288.0)	(288.0)	—
Net cash and investments(c)	$1,502.5	$1,494.0	$8.5
Equity	$3,421.0	$3,457.4	$(36.4)

(a)	Recorded within other non-current assets in our consolidated balance sheets.

(b)	See Note 10 to the accompanying consolidated financial statements for discussion of the carrying values of our debt.

(c)	"Net cash and investments" is defined as cash and cash equivalents, plus short-term and non-current investments, less total debt.
The increase in our net cash and investments position at June 30, 2018 as compared to March 31, 2018 was primarily due to our operating cash flows of $230.6 million, partially offset by our use of cash to support Class A common stock repurchases of $130.0 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to invest in our business through $42.3 million in capital expenditures, and to make dividend payments of $40.6 million.
The decline in equity was primarily attributable to our share repurchase activity and dividends declared, partially offset by our comprehensive income and the net impact of stock-based compensation arrangements during the three months ended June 30, 2018.

Cash Flows
The following table details our cash flows for the three-month periods ended June 30, 2018 and July 1, 2017:

	Three Months Ended
	June 30, 2018	July 1, 2017	$ Change
	(millions)
Net cash provided by operating activities	$230.6	$334.2	$(103.6)
Net cash used in investing activities	(827.1)	(128.5)	(698.6)
Net cash used in financing activities	(164.4)	(61.0)	(103.4)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(18.8)	19.9	(38.7)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(779.7)	$164.6	$(944.3)
Net Cash Provided by Operating Activities.    Net cash provided by operating activities decreased to $230.6 million during the three months ended June 30, 2018, as compared to $334.2 million during the three months ended July 1, 2017. The $103.6 million net decline in cash provided by operating activities was due to a net unfavorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period, partially offset by an increase in net income before non-cash charges. The net unfavorable change related to our working capital was primarily driven by:

•	a year-over-year increase in our inventory levels to support our revenue growth, as well as the timing of certain inventory receipts;

•	an unfavorable change related to accrued expenses and other current liabilities largely driven by fluctuations associated with our derivative instruments; and

•	an unfavorable change related to our prepaid expenses and other current assets, largely driven by the timing of cash payments.
Net Cash Used in Investing Activities.    Net cash used in investing activities was $827.1 million during the three months ended June 30, 2018, as compared to $128.5 million during the three months ended July 1, 2017. The $698.6 million net increase in cash used in investing activities was primarily driven by a $697.3 million increase in purchases of investments, less proceeds from sales and maturities of investments. During the three months ended June 30, 2018, we made net investment purchases of $780.3 million, as compared to net investment purchases of $83.0 million during the three months ended July 1, 2017.
Capital expenditures were $42.3 million during the three months ended June 30, 2018, approximately flat to the comparable prior year period, and primarily related to new store openings, retail and department store renovations, and enhancements to our information technology systems.
Net Cash Used in Financing Activities.    Net cash used in financing activities was $164.4 million during the three months ended June 30, 2018, as compared to $61.0 million during the three months ended July 1, 2017. The $103.4 million net increase in cash used in financing activities was primarily driven by:

•
a $115.6 million increase in cash used to repurchase shares of our Class A common stock. During the three months ended June 30, 2018, we used $100.0 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $30.0 million in shares of Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our long-term stock incentive plans. On a comparative basis, during the three months ended July 1, 2017, $14.4 million in shares of Class A common stock were surrendered or withheld for taxes; and

•
a $9.9 million increase in cash used to repay debt. During the three months ended June 30, 2018, we repaid $9.9 million of borrowings previously outstanding under our credit facilities. On a comparative basis, during the three months ended July 1, 2017, we did not issue or repay any debt.

These increases in cash used in financing activities were partially offset by:

•	a $21.7 million increase in proceeds from exercise of stock options.

Sources of Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, our available cash and cash equivalents and short-term investments, availability under our credit facilities, our issuances of commercial paper notes, and other available financing options.
During the three months ended June 30, 2018, we generated $230.6 million of net cash flows from our operations. As of June 30, 2018, we had $2.020 billion in cash, cash equivalents, and short-term investments, of which $812.4 million were held by our subsidiaries domiciled outside the U.S. We are not dependent on foreign cash to fund our domestic operations. Given recent changes to the taxation of undistributed foreign earnings in connection with the TCJA (as discussed within "Recent Developments"), we have reevaluated our permanent reinvestment assertion and determined that undistributed foreign earnings that were subject to the TCJA's one-time mandatory transition tax were no longer considered to be permanently reinvested, effective December 31, 2017. In connection with this decision, we repatriated $252 million of cash to the U.S. from certain of our foreign subsidiaries during the fourth quarter of Fiscal 2018, and we repatriated an additional $400 million and $179 million during the first and second quarters of Fiscal 2019, respectively, all of which relate to earnings previously taxed under the TCJA. The mandatory transition tax does not apply to undistributed foreign earnings generated after December 31, 2017, and therefore we intend to permanently reinvest any such earnings. However, if our plans change and we choose to repatriate post-2017 earnings to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.
The following table presents our total availability, borrowings outstanding, and remaining availability under our credit facilities and Commercial Paper Program as of June 30, 2018:

	June 30, 2018
Description(a)	Total Availability	Borrowings Outstanding		Remaining Availability
	(millions)
Global Credit Facility and Commercial Paper Program(b)	$500	$10	(c)	$490
Pan-Asia Credit Facilities	50	—		50

(a)	As defined in Note 10 to the accompanying consolidated financial statements.

(b)
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility. Accordingly, we do not expect combined borrowings outstanding under the Commercial Paper Program and the Global Credit Facility to exceed $500 million.

(c)	Represents outstanding letters of credit for which we were contingently liable under the Global Credit Facility as of June 30, 2018.
We believe that our Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of June 30, 2018, there were nine financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 20%. Borrowings under the Pan-Asia Credit Facilities are guaranteed by the parent company and are granted at the sole discretion of the participating regional branches of JPMorgan Chase (the "Banks"), subject to availability of the Banks' funds and satisfaction of certain regulatory requirements. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Global Credit Facility and the Pan-Asia Credit Facilities in the event of our election to draw funds in the foreseeable future.
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
See Note 10 to the accompanying consolidated financial statements and Note 11 of the Fiscal 2018 10-K for detailed disclosure of the terms and conditions of our credit facilities.

Common Stock Repurchase Program
On June 4, 2018, our Board of Directors approved an expansion of our existing common stock repurchase program that allows us to repurchase up to an additional $1.000 billion of Class A Common stock. As of June 30, 2018, the remaining availability under our Class A common stock repurchase program was approximately $1.000 billion. Repurchases of shares of Class A common stock are subject to overall business and market conditions.
See Note 14 to the accompanying consolidated financial statements for additional information relating to our Class A common stock repurchase program.
Dividends
Since 2003, we have maintained a regular quarterly cash dividend program on our common stock. On June 4, 2018 our Board of Directors approved an increase to the quarterly cash dividend on our common stock from $0.50 to $0.625 per share.
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
The Global Credit Facility contains a number of covenants, as described in Note 10 to the accompanying consolidated financial statements. As of June 30, 2018, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility. The Pan-Asia Credit Facilities do not contain any financial covenants.
See Note 10 to the accompanying consolidated financial statements and Note 11 of the Fiscal 2018 10-K for additional information relating to our debt and covenant compliance.
Contractual and Other Obligations
During the first quarter of Fiscal 2019, we entered into a lease for a new corporate office in New Jersey. The initial lease term is approximately 16 years, with optional renewal periods. Our total minimum commitment relating to the lease is $116.7 million, with minimum lease payments of $1.9 million due in our fiscal year 2021, $7.8 million due in each of our fiscal years 2022 and 2023, and aggregate minimum lease payments of $99.2 million for our fiscal years 2024 through 2036. We expect to take possession of this property during our fiscal year 2020.
Refer to the "Financial Condition and Liquidity — Contractual and Other Obligations" section of the MD&A in our Fiscal 2018 10-K for detailed disclosure of our other commitments and contractual obligations as of March 31, 2018.

MARKET RISK MANAGEMENT
As discussed in Note 13 of the Fiscal 2018 10-K and Note 12 to the accompanying consolidated financial statements, we are exposed to a variety of risks, including changes in foreign currency exchange rates relating to foreign currency-denominated balances, certain anticipated cash flows from our international operations, and possible declines in the value of reported net assets of our foreign operations, as well as changes in the fair value of our fixed-rate debt obligations relating to changes in interest rates. Consequently, at times, in the normal course of business, we employ established policies and procedures, including the use of derivative financial instruments, to manage such risks. We do not enter into derivative transactions for speculative or trading purposes.
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts will fail to meet their contractual obligations. To mitigate this counterparty credit risk, we have a policy of only entering into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. Our established policies and procedures for mitigating credit risk from derivative transactions include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties, when possible, to mitigate credit risk associated with our derivative instruments. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of June 30, 2018. However, we do have in aggregate $11.8 million of derivative instruments in net asset positions with five creditworthy financial institutions.
Foreign Currency Risk Management
We manage our exposure to changes in foreign currency exchange rates through the use of forward foreign currency exchange and cross-currency swap contracts. See Note 12 to the accompanying consolidated financial statements for a summary of the notional amounts and fair values of our forward foreign currency exchange and cross-currency swap contracts outstanding as of June 30, 2018.
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
Investment Risk Management
As of June 30, 2018, we had cash and cash equivalents on-hand of $532.3 million, consisting of deposits in interest bearing accounts, investments in money market deposit accounts, and investments in time deposits and commercial paper with original maturities of 90 days or less. Our other significant investments included $1.488 billion of short-term investments, consisting of investments in time deposits and commercial paper with original maturities greater than 90 days; $43.5 million of restricted cash placed in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters and real estate leases; and $69.5 million of investments with maturities greater than one year, consisting of time deposits.
We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed further below. Our investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in our investment policy. See Note 12 to the accompanying consolidated financial statements for further detail of the composition of our investment portfolio as of June 30, 2018.
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
CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are described in Note 3 of the Fiscal 2018 10-K. Our estimates are often based on complex judgments, assessments of probability, and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same set of facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the "Critical Accounting Policies" section of the MD&A in our Fiscal 2018 10-K.
There have been no significant changes in the application of our critical accounting policies since March 31, 2018.
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
We carried out an evaluation based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our principal executive and principal financial officers have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.
There has been no change in the Company's internal control over financial reporting during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Reference is made to the information disclosed under Item 3 — "Legal Proceedings" in the Fiscal 2018 10-K.

Item 1A.	Risk Factors.
Reference is made to the information disclosed under Part I, Item 1A — "Risk Factors" in the Fiscal 2018 10-K, which contains a detailed discussion of certain risk factors that could materially adversely affect the Company's business, operating results, and/or financial condition. There are no material changes to the risk factors previously disclosed, nor has the Company identified any previously undisclosed risks that could materially adversely affect the Company's business, operating results, and/or financial condition.

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
No shares of the Company's Class B common stock were converted into Class A common stock during the three months ended June 30, 2018.

(b)	Not Applicable

(c)	Stock Repurchases
The following table sets forth the repurchases of shares of the Company's Class A common stock during the three months ended June 30, 2018:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(a)
					(millions)
April 1, 2018 to April 28, 2018	3,105	(b)	$111.63	—	$100
April 29, 2018 to May 26, 2018	135,269	(b)	110.65	—	100
May 27, 2018 to June 30, 2018	823,818	(c)	139.58	714,152	1,000
	962,192			714,152

(a)
On June 4, 2018, the Company's Board of Directors approved an expansion of the program that allows it to repurchase up to an additional $1.000 billion of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions.

(b)	Represents shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.

(c)	Includes 109,666 shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.

Item 6.	Exhibits.

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1/A (File No. 333-24733) filed June 10, 1997).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Form 8-K filed August 16, 2011).
3.3	Fourth Amended and Restated By-Laws of the Company (filed as Exhibit 3.3 to the Form 10-Q filed on August 10, 2017).
10.1*	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Amended and Restated 2010 Long-Term Stock Incentive Plan†
12.1*	Computation of Ratio of Earnings to Fixed Charges.
31.1*	Certification of Principal Executive Officer pursuant to 17 CFR 240.13a-14(a).
31.2*	Certification of Principal Financial Officer pursuant to 17 CFR 240.13a-14(a).
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at June 30, 2018 and March 31, 2018, (ii) the Consolidated Statements of Operations for the three-month periods ended June 30, 2018 and July 1, 2017, (iii) the Consolidated Statements of Comprehensive Income for the three-month periods ended June 30, 2018 and July 1, 2017, (iv) the Consolidated Statements of Cash Flows for the three-month periods ended June 30, 2018 and July 1, 2017, and (v) the Notes to the Consolidated Financial Statements.

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

Date: August 3, 2018

