Form 10-Q
period 2018-09-29
RALPH LAUREN CORP
filed 2018-11-08
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
At November 2, 2018, 54,556,873 shares of the registrant's Class A common stock, $.01 par value, and 25,881,276 shares of the registrant's Class B common stock, $.01 par value, were outstanding.

RALPH LAUREN CORPORATION
INDEX

		Page

PART I. FINANCIAL INFORMATION (Unaudited)
Item 1.	Financial Statements:
	Consolidated Balance Sheets	2
	Consolidated Statements of Operations	3
	Consolidated Statements of Comprehensive Income	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	65
Item 4.	Controls and Procedures	65

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	66
Item 1A.	Risk Factors	66
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66
Item 6.	Exhibits	67
Signatures		68

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101	INSTANCE DOCUMENT
EX-101	SCHEMA DOCUMENT
EX-101	CALCULATION LINKBASE DOCUMENT
EX-101	LABELS LINKBASE DOCUMENT
EX-101	PRESENTATION LINKBASE DOCUMENT
EX-101	DEFINITION LINKBASE DOCUMENT

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 29, 2018	March 31, 2018
	(millions) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$553.1	$1,304.6
Short-term investments	1,319.5	699.4
Accounts receivable, net of allowances of $215.9 million and $222.2 million	432.3	421.4
Inventories	994.6	761.3
Income tax receivable	34.9	38.0
Prepaid expenses and other current assets	359.1	323.7
Total current assets	3,693.5	3,548.4
Property and equipment, net	1,130.5	1,186.3
Deferred tax assets	67.6	86.6
Goodwill	928.6	950.5
Intangible assets, net	175.0	188.0
Other non-current assets	160.3	183.5
Total assets	$6,155.5	$6,143.3
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$—	$10.1
Current portion of long-term debt	—	298.1
Accounts payable	202.1	165.6
Income tax payable	42.8	30.0
Accrued expenses and other current liabilities	996.2	1,083.4
Total current liabilities	1,241.1	1,587.2
Long-term debt	683.9	288.0
Income tax payable	124.8	124.8
Non-current liability for unrecognized tax benefits	80.0	79.2
Other non-current liabilities	563.7	606.7
Commitments and contingencies (Note 13)
Total liabilities	2,693.5	2,685.9
Equity:
Class A common stock, par value $.01 per share; 102.9 million and 102.0 million shares issued; 54.6 million and 55.4 million shares outstanding	1.0	1.0
Class B common stock, par value $.01 per share; 25.9 million shares issued and outstanding	0.3	0.3
Additional paid-in-capital	2,448.0	2,383.4
Retained earnings	5,925.4	5,752.2
Treasury stock, Class A, at cost; 48.3 million and 46.6 million shares	(4,804.9)	(4,581.0)
Accumulated other comprehensive loss	(107.8)	(98.5)
Total equity	3,462.0	3,457.4
Total liabilities and equity	$6,155.5	$6,143.3
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(millions, except per share data) (unaudited)
Net revenues	$1,690.9	$1,664.2	$3,081.5	$3,011.3
Cost of goods sold	(661.6)	(668.4)	(1,156.5)	(1,164.3)
Gross profit	1,029.3	995.8	1,925.0	1,847.0
Selling, general, and administrative expenses	(793.6)	(772.7)	(1,535.5)	(1,487.1)
Impairment of assets	(9.8)	(11.2)	(11.1)	(20.9)
Restructuring and other charges	(15.9)	(18.6)	(38.3)	(55.4)
Total other operating expenses, net	(819.3)	(802.5)	(1,584.9)	(1,563.4)
Operating income	210.0	193.3	340.1	283.6
Interest expense	(6.0)	(4.6)	(10.4)	(9.6)
Interest income	10.4	2.3	19.6	4.3
Other income (expense), net	0.4	0.2	(1.6)	(0.3)
Income before income taxes	214.8	191.2	347.7	278.0
Income tax provision	(44.5)	(47.4)	(68.4)	(74.7)
Net income	$170.3	$143.8	$279.3	$203.3
Net income per common share:
Basic	$2.09	$1.76	$3.42	$2.49
Diluted	$2.07	$1.75	$3.37	$2.47
Weighted average common shares outstanding:
Basic	81.3	81.7	81.6	81.6
Diluted	82.3	82.3	82.8	82.4
Dividends declared per share	$0.625	$0.50	$1.25	$1.00
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(millions) (unaudited)
Net income	$170.3	$143.8	$279.3	$203.3
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	(6.2)	31.1	(36.9)	87.7
Net gains (losses) on cash flow hedges	(0.2)	(2.3)	27.5	(24.3)
Net gains (losses) on defined benefit plans	—	(0.1)	0.1	(0.4)
Other comprehensive income (loss), net of tax	(6.4)	28.7	(9.3)	63.0
Total comprehensive income	$163.9	$172.5	$270.0	$266.3
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 29, 2018	September 30, 2017
	(millions) (unaudited)
Cash flows from operating activities:
Net income	$279.3	$203.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	140.0	146.7
Deferred income tax expense (benefit)	11.2	(25.3)
Non-cash stock-based compensation expense	42.8	39.4
Non-cash impairment of assets	11.1	20.9
Non-cash restructuring-related inventory charges	—	1.3
Other non-cash charges	6.2	4.4
Changes in operating assets and liabilities:
Accounts receivable	(18.7)	(17.4)
Inventories	(251.8)	(53.4)
Prepaid expenses and other current assets	(49.8)	(1.9)
Accounts payable and accrued liabilities	3.4	72.2
Income tax receivables and payables	29.5	51.4
Deferred income	(11.6)	3.0
Other balance sheet changes	21.4	(7.6)
Net cash provided by operating activities	213.0	437.0
Cash flows from investing activities:
Capital expenditures	(93.1)	(74.7)
Purchases of investments	(1,822.8)	(426.3)
Proceeds from sales and maturities of investments	1,211.4	591.3
Acquisitions and ventures	(4.5)	(3.6)
Settlement of net investment hedges	(23.8)	—
Net cash provided by (used in) investing activities	(732.8)	86.7
Cash flows from financing activities:
Repayments of short-term debt	(9.9)	—
Proceeds from the issuance of long-term debt	398.1	—
Repayments of long-term debt	(300.0)	—
Payments of capital lease obligations	(10.5)	(14.2)
Payments of dividends	(91.3)	(81.1)
Repurchases of common stock, including shares surrendered for tax withholdings	(223.9)	(14.6)
Proceeds from exercise of stock options	21.8	0.1
Other financing activities	(2.8)	—
Net cash used in financing activities	(218.5)	(109.8)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(20.7)	33.2
Net increase (decrease) in cash, cash equivalents, and restricted cash	(759.0)	447.1
Cash, cash equivalents, and restricted cash at beginning of period	1,355.5	711.8
Cash, cash equivalents, and restricted cash at end of period	$596.5	$1,158.9
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
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2019 will end on March 30, 2019 and will be a 52-week period ("Fiscal 2019"). Fiscal year 2018 ended on March 31, 2018 and was also a

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

52-week period ("Fiscal 2018"). The second quarter of Fiscal 2019 ended on September 29, 2018 and was a 13-week period. The second quarter of Fiscal 2018 ended on September 30, 2017 and was also a 13-week period.
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
Seasonality of Business
The Company's business is typically affected by seasonal trends, with higher levels of wholesale sales in its second and fourth fiscal quarters and higher retail sales in its second and third fiscal quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school, and holiday shopping periods impacting our retail business. As a result of changes in our business, consumer spending patterns, and the macroeconomic environment, historical quarterly operating trends and working capital requirements may not be indicative of our future performance. In addition, fluctuations in sales, operating income, and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, the Company's operating results and cash flows for the three-month and six-month periods ended September 29, 2018 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2019.

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
Revenue from the Company's licensing arrangements is recognized over time during the period that licensees are provided access to the Company's trademarks (i.e., symbolic intellectual property) and benefit from such access through their sales of licensed products. These arrangements require licensees to pay a sales-based royalty, which for certain arrangements may be subject to a contractually-guaranteed minimum royalty amount. Payments are generally due quarterly and, depending on time of receipt, may be recorded as a liability until recognized as revenue. The Company recognizes revenue for its sales-based royalty arrangements (including those for which the royalty exceeds any contractually-guaranteed minimum royalty amount) as licensed products are sold by the licensee. If a sales-based royalty is not ultimately expected to exceed a contractually-guaranteed minimum royalty amount, the minimum is recognized as revenue ratably over the contractual period. This sales-based output measure of progress and pattern of recognition best represents the value transferred to the licensee over the term of the arrangement, as well as the consideration that the Company is entitled to in exchange for providing access to its trademarks. As of September 29, 2018, contractually-guaranteed minimum royalty amounts expected to be recognized as revenue during future periods were as follows:

Contractually-Guaranteed Minimum Royalties(a)
(millions)
Remainder of Fiscal 2019	$53.9
Fiscal 2020	88.5
Fiscal 2021	81.5
Fiscal 2022 and thereafter	65.7
Total	$289.6

(a)	Amounts presented do not contemplate anticipated contract renewals or royalties earned in excess of the contractually guaranteed minimums.
See Note 4 for discussion of the Company's adoption of the new revenue recognition accounting standard as of the beginning of the first quarter of Fiscal 2019 and the resulting impact to its consolidated financial statements.
Disaggregated Net Revenues
The following tables disaggregate the Company's net revenues into categories that depict how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors for the periods presented:

	Three Months Ended
	September 29, 2018					September 30, 2017
	North America	Europe	Asia	Other	Total	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Wholesale	$452.8	$231.6	$22.2	$7.0	$713.6	$451.3	$233.5	$17.9	$7.3	$710.0
Retail	435.4	227.6	222.5	47.4	932.9	424.3	229.5	198.9	54.6	907.3
Licensing	—	—	—	44.4	44.4	—	—	—	46.9	46.9
Total	$888.2	$459.2	$244.7	$98.8	$1,690.9	$875.6	$463.0	$216.8	$108.8	$1,664.2

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended
	September 29, 2018					September 30, 2017
	North America	Europe	Asia	Other	Total	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Wholesale	$762.9	$369.6	$34.8	$12.5	$1,179.8	$764.6	$349.1	$25.8	$13.3	$1,152.8
Retail	822.9	440.2	457.9	97.3	1,818.3	820.7	437.4	400.1	111.6	1,769.8
Licensing	—	—	—	83.4	83.4	—	—	—	88.7	88.7
Total	$1,585.8	$809.8	$492.7	$193.2	$3,081.5	$1,585.3	$786.5	$425.9	$213.6	$3,011.3

(a)	Net revenues from the Company's wholesale and retail businesses are recognized at a point in time. Net revenues from the Company's licensing business are recognized over time.
Deferred Income
Deferred income represents cash payments received in advance of the Company's transfer of control of products or services to its customers and is generally comprised of unredeemed gift cards, net of breakage, and advance royalty payments from licensees. The Company's deferred income balances were $20.0 million and $31.7 million as of September 29, 2018 and March 31, 2018, respectively, and were primarily recorded within accrued expenses and other current liabilities within the consolidated balance sheets. During the three-month and six-month periods ended September 29, 2018, the Company recognized $1.6 million and $14.9 million, respectively, of net revenues from amounts recorded as deferred income as of March 31, 2018. The change in deferred income during the six months ended September 29, 2018 also reflected a reduction of $6.1 million related to the Company's initial adoption of ASU 2014-09 (see Note 4). Substantially all of the deferred income balance as of September 29, 2018 is expected to be recognized as revenue within the next twelve months.
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
A summary of shipping and handling costs is as follows:

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(millions)
Shipping costs	$10.9	$9.4	$19.6	$16.7
Handling costs	39.0	38.4	74.7	75.6
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to shares used to calculate diluted net income per common share as follows:

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(millions)
Basic shares	81.3	81.7	81.6	81.6
Dilutive effect of stock options and RSUs	1.0	0.6	1.2	0.8
Diluted shares	82.3	82.3	82.8	82.4
All earnings per share amounts have been calculated using unrounded numbers. Options to purchase shares of the Company's Class A common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding performance-based and market-based RSUs, which are included in the computation of diluted shares only to the extent that the underlying performance or market conditions (i) have been satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. As of September 29, 2018 and September 30, 2017, there were 1.5 million and 2.3 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based RSUs that were excluded from the diluted shares calculations.
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
A rollforward of the activity in the Company's reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented below:

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(millions)
Beginning reserve balance	$167.2	$199.6	$202.5	$202.8
Amount charged against revenue to increase reserve	150.5	175.6	250.2	293.3
Amount credited against customer accounts to decrease reserve	(119.2)	(146.2)	(249.3)	(272.2)
Foreign currency translation	0.2	2.5	(4.7)	7.6
Ending reserve balance	$198.7	$231.5	$198.7	$231.5
An allowance for doubtful accounts is determined through an analysis of accounts receivable aging, assessments of collectability based on an evaluation of historical and anticipated trends, the financial condition of the Company's customers, and an evaluation of the impact of economic conditions, among other factors.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A rollforward of the activity in the Company's allowance for doubtful accounts is presented below:

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(millions)
Beginning reserve balance	$18.7	$13.9	$19.7	$11.6
Amount recorded to expense to increase (decrease) reserve(a)	(0.5)	3.8	(0.5)	6.3
Amount written-off against customer accounts to decrease reserve	(1.0)	(0.7)	(1.4)	(1.4)
Foreign currency translation	—	0.3	(0.6)	0.8
Ending reserve balance	$17.2	$17.3	$17.2	$17.3

(a)	Amounts recorded to bad debt expense are included within SG&A expenses in the consolidated statements of operations.
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department and specialty stores around the world, and extends credit based on an evaluation of each customer's financial capacity and condition, usually without requiring collateral. In the Company's wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2018, the Company's sales to its largest wholesale customer, Macy's, Inc. ("Macy's"), accounted for approximately 8% of total net revenues, and the Company's sales to its three largest wholesale customers, including Macy's, accounted for approximately 19% of total net revenues. Substantially all of the Company's sales to its three largest wholesale customers related to its North America segment. As of September 29, 2018, these three key wholesale customers constituted approximately 34% of total gross accounts receivable.
Inventories
The Company holds inventory that is sold through wholesale distribution channels to major department stores and specialty retail stores. The Company also holds retail inventory that is sold in its own stores and digital commerce sites directly to consumers. Substantially all of the Company's inventories are comprised of finished goods, which are stated at the lower of cost or estimated realizable value, with cost determined on a weighted-average cost basis. Inventory held by the Company totaled $994.6 million, $761.3 million, and $864.6 million as of September 29, 2018, March 31, 2018, and September 30, 2017, respectively.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•
Intercompany Royalties/Settlement of Foreign Currency Balances — recognized within other income (expense), net during the period that the hedged balance is remeasured through earnings, generally through its settlement when the related payment occurs.

If it is determined that a derivative instrument has not been highly effective, and will continue not to be highly effective in hedging the designated exposure, hedge accounting is discontinued and further gains (losses) are immediately recognized in earnings within other income (expense), net. Upon discontinuance of hedge accounting, the cumulative change in fair value of the derivative instrument previously recorded in AOCI is recognized in earnings when the related hedged item affects earnings, consistent with the originally-documented hedging strategy, unless the forecasted transaction is no longer probable of occurring, in which case the accumulated amount is immediately recognized in earnings within other income (expense), net.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Undesignated Hedges
All of the Company's undesignated hedges are entered into to hedge specific economic risks, particularly foreign currency exchange rate risk related to foreign currency-denominated balances. Changes in the fair value of undesignated derivative instruments are immediately recognized in earnings within other income (expense), net.
See Note 12 for further discussion of the Company's derivative financial instruments.
Refer to Note 3 of the Fiscal 2018 10-K for a summary of all of the Company's significant accounting policies.

4.	Recently Issued Accounting Standards
Implementation Costs in Cloud Computing Arrangements
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" ("ASU 2018-15"). ASU 2018-15 addresses diversity in practice surrounding the accounting for costs incurred to implement a cloud computing hosting arrangement that is a service contract by establishing a model for capitalizing or expensing such costs, depending on their nature and the stage of the implementation project during which they are incurred. Any capitalized costs are to be amortized over the reasonably certain term of the hosting arrangement and presented in the same line as the service arrangement's fees within the statement of operations. ASU 2018-15 also requires enhanced qualitative and quantitative disclosures surrounding hosting arrangements that are service contracts. ASU 2018-15 is effective for the Company beginning in its fiscal year ending March 27, 2021, with early adoption permitted, and may be adopted on either a retrospective or prospective basis. The Company is currently in the process of evaluating the impact that ASU 2018-15 will have on its consolidated financial statements and related disclosures.
Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued ASU No. 2017-12, "Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"). ASU 2017-12 amends existing hedge accounting guidance by better aligning an entity's financial reporting with its risk management activities and by simplifying its application. Among its provisions, ASU 2017-12 eliminates the requirement to separately measure and report ineffectiveness for instruments that qualify for hedge accounting, and generally requires that the entire change in fair value of such instruments ultimately be presented in the same income statement line as the respective hedged item. Additionally, the updated guidance reduces the overall complexity of the hedge accounting model, including easing documentation and effectiveness assessment requirements and modifying the treatment of components excluded from the assessment of hedge effectiveness. The new guidance also broadens the scope of risks eligible to qualify for hedge accounting and enhances the understandability of hedge results through amended disclosure requirements. ASU 2017-12 is to be applied using a modified retrospective transition approach, except for the amended presentation and disclosure requirements, which are to be applied prospectively.
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
The Company is currently in the process of evaluating the impact that ASU 2016-02 will have on its consolidated financial statements and related disclosures. The Company's assessment efforts to date have included reviewing the standard's provisions and gathering information to evaluate the landscape of its real estate, personal property, and other arrangements that may meet the definition of a lease. Based on these efforts, the Company currently anticipates that the adoption of ASU 2016-02 will result in a significant increase to its long-term assets and liabilities as, at a minimum, most of its current operating lease commitments will be subject to balance sheet recognition. The standard also requires enhanced quantitative and qualitative lease-related disclosures. Recognition of lease expense in the consolidated statement of operations is not anticipated to significantly change.
The Company will adopt ASU 2016-02 in the first quarter of its fiscal year ending March 28, 2020 ("Fiscal 2020") using a modified retrospective approach under which the cumulative effect of initially applying the standard will be recognized as an adjustment to opening Fiscal 2020 retained earnings, with no restatement of prior year amounts. In connection therewith, the Company anticipates it will apply an optional package of practical expedients intended to ease transition to the standard by, among its provisions, allowing the Company to carryforward its original lease classification conclusions (i.e., financing or operating) without reassessment. The Company is also evaluating which, if any, of certain other expedients it will elect upon adoption, including the use of hindsight in assessing factors that impact determination of the lease term, such as the likelihood that any renewal or purchase options are exercised.
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
The Company's adoption of ASU 2014-09 did have an impact on its accounting for certain ancillary items. Specifically, certain costs associated with the marketing of merchandise to wholesale customers for a particular selling season are now expensed as incurred, rather than deferred and expensed over the course of the season. Additionally, revenue related to gift card breakage is now recognized in proportion to the pattern of actual customer redemptions, rather than when the likelihood of redemption becomes remote. As a result of applying these changes and in order to transition to ASU 2014-09, the Company reduced (i) prepaid expenses and other current assets by $12.1 million related to certain previously deferred wholesale marketing costs and (ii) accrued expenses and other current liabilities by $6.1 million related to outstanding gift cards, which together resulted in a net cumulative adjustment to reduce opening retained earnings by $5.2 million, net of tax, as of the beginning of the first quarter of Fiscal 2019. In addition to these changes, inventory amounts associated with estimated sales returns, which were $19.8 million as of September 29, 2018, are now presented within prepaid expenses and other current assets in the consolidated balance sheet, rather than within inventories. Other than these changes, the Company's adoption of ASU 2014-09 did not have a material impact on its

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consolidated balance sheet as of September 29, 2018 or its consolidated statements of operations, comprehensive income, and cash flows for the six months ended September 29, 2018. Prior periods have not been restated and continue to be reported under the accounting standards in effect during those periods.
See Note 3 for a detailed discussion regarding the Company's revenue recognition accounting policy.

5.	Property and Equipment
Property and equipment, net consists of the following:

	September 29, 2018	March 31, 2018
	(millions)
Land and improvements	$16.8	$16.8
Buildings and improvements	458.3	460.5
Furniture and fixtures	666.8	671.0
Machinery and equipment	438.9	430.4
Capitalized software	582.0	578.4
Leasehold improvements	1,198.9	1,181.2
Construction in progress	49.7	41.5
	3,411.4	3,379.8
Less: accumulated depreciation	(2,280.9)	(2,193.5)
Property and equipment, net	$1,130.5	$1,186.3
Depreciation expense was $63.9 million and $128.3 million during the three-month and six-month periods ended September 29, 2018, respectively, and $67.8 million and $134.7 million during the three-month and six-month periods ended September 30, 2017, respectively, and is recorded primarily within SG&A expenses in the consolidated statements of operations.

6.	Other Assets and Liabilities
Prepaid expenses and other current assets consist of the following:

	September 29, 2018	March 31, 2018
	(millions)
Other taxes receivable	$172.4	$171.4
Prepaid rent expense	41.8	37.0
Non-trade receivables	28.2	16.6
Inventory return asset (see Note 4)	19.8	—
Prepaid software maintenance	13.8	8.7
Derivative financial instruments	12.7	12.3
Restricted cash	11.5	15.5
Prepaid advertising and marketing	11.2	6.8
Tenant allowances receivable	9.9	4.3
Other prepaid expenses and current assets	37.8	51.1
Total prepaid expenses and other current assets	$359.1	$323.7

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other non-current assets consist of the following:

	September 29, 2018	March 31, 2018
	(millions)
Non-current investments	$69.9	$86.2
Restricted cash	31.9	35.4
Security deposits	24.7	27.3
Other non-current assets	33.8	34.6
Total other non-current assets	$160.3	$183.5
Accrued expenses and other current liabilities consist of the following:

	September 29, 2018	March 31, 2018
	(millions)
Accrued operating expenses	$230.6	$225.8
Other taxes payable	204.6	194.2
Accrued inventory	196.4	174.0
Accrued payroll and benefits	175.8	227.8
Dividends payable	50.3	40.6
Restructuring reserve	48.6	69.6
Accrued capital expenditures	41.2	37.0
Capital lease obligations	21.1	19.5
Deferred income	19.0	30.4
Derivative financial instruments	3.0	60.8
Other accrued expenses and current liabilities	5.6	3.7
Total accrued expenses and other current liabilities	$996.2	$1,083.4
Other non-current liabilities consist of the following:

	September 29, 2018	March 31, 2018
	(millions)
Capital lease obligations	$223.0	$236.4
Deferred rent obligations	203.5	212.2
Deferred tax liabilities	44.3	36.5
Derivative financial instruments	37.1	49.2
Restructuring reserve	13.9	27.9
Other non-current liabilities	41.9	44.5
Total other non-current liabilities	$563.7	$606.7

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Impairment of Assets
The Company recorded non-cash impairment charges of $4.5 million and $5.8 million during the three-month and six-month periods ended September 29, 2018, respectively, and $2.1 million and $11.8 million during the three-month and six-month periods ended September 30, 2017, respectively, to write off certain fixed assets related to its domestic and international stores, shop-within-shops, and corporate offices in connection with its restructuring plans (see Note 8).
Additionally, the Company recorded non-cash impairment charges of $5.3 million during the three-month and six-month periods ended September 29, 2018 and $9.1 million during the three-month and six-month periods ended September 30, 2017 to write off certain fixed assets related to underperforming stores as a result of its on-going store portfolio evaluation.
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
A summary of the charges recorded in connection with the Fiscal 2019 Restructuring Plan during the three-month and six-month periods ended September 29, 2018 is as follows:

	September 29, 2018
	Three Months Ended	Six Months Ended
	(millions)
Cash-related restructuring charges:
Severance and benefit costs	$9.0	$17.2
Other cash charges	1.6	1.6
Total cash-related restructuring charges	10.6	18.8
Non-cash charges:
Impairment of assets (see Note 7)	4.5	5.8
Total non-cash charges	4.5	5.8
Total charges	$15.1	$24.6

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of current period activity in the restructuring reserve related to the Fiscal 2019 Restructuring Plan is as follows:

	Severance and Benefit Costs	Other Cash Charges	Total
	(millions)
Balance at March 31, 2018	$—	$—	$—
Additions charged to expense	17.2	1.6	18.8
Cash payments charged against reserve	(5.6)	(1.6)	(7.2)
Balance at September 29, 2018	$11.6	$—	$11.6
Way Forward Plan
On June 2, 2016, the Company's Board of Directors approved a restructuring plan with the objective of delivering sustainable, profitable sales growth and long-term value creation for shareholders (the "Way Forward Plan"). The Company is refocusing on its core brands and evolving its product, marketing, and shopping experience to increase desirability and relevance. It is also evolving its operating model to enable sustainable, profitable sales growth by significantly improving quality of sales, reducing supply chain lead times, improving its sourcing, and executing a disciplined multi-channel distribution and expansion strategy. As part of the Way Forward Plan, the Company is rightsizing its cost structure and implementing a return on investment-driven financial model to free up resources to invest in the brand and drive high-quality sales. The Way Forward Plan included strengthening the Company's leadership team and creating a more nimble organization by moving from an average of nine to six layers of management. The Way Forward Plan also included the discontinuance of the Company's Denim & Supply brand and the integration of its denim product offerings into its Polo Ralph Lauren brand. Collectively, these actions, which were substantially completed during the Company's fiscal year ended April 1, 2017 ("Fiscal 2017"), resulted in a reduction in workforce and the closure of certain stores and shop-within-shops.
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
In connection with the Way Forward Plan, the Company currently expects to incur total estimated charges of approximately $790 million, comprised of cash-related restructuring charges of approximately $490 million and non-cash charges of approximately $300 million. Cumulative charges incurred since inception were $677.5 million and the Company expects the remaining charges of approximately $115 million will be recorded during the remainder of Fiscal 2019. In addition to these charges, the Company also incurred an additional non-cash charge of $155.2 million during Fiscal 2017 associated with the destruction of inventory out of current liquidation channels in line with its Way Forward Plan.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the charges recorded in connection with the Way Forward Plan during the three-month and six-month periods ended September 29, 2018 and September 30, 2017, as well as the cumulative charges recorded since its inception, is as follows:

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017	Cumulative Charges
	(millions)
Cash-related restructuring charges:
Severance and benefit costs	$0.3	$6.2	$6.5	$17.9	$228.2
Lease termination and store closure costs	1.5	5.4	1.6	17.6	122.1
Other cash charges	—	5.7	0.2	8.4	25.6
Total cash-related restructuring charges	1.8	17.3	8.3	43.9	375.9
Non-cash charges:
Impairment of assets (see Note 7)	—	2.1	—	11.8	250.6
Inventory-related charges(a)	—	0.6	—	1.3	205.5
Accelerated stock-based compensation expense(b)	—	—	—	—	0.7
Total non-cash charges	—	2.7	—	13.1	456.8
Total charges	$1.8	$20.0	$8.3	$57.0	$832.7

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

A summary of current period activity in the restructuring reserve related to the Way Forward Plan is as follows:

	Severance and Benefit Costs	Lease Termination and Store Closure Costs	Other Cash Charges	Total
	(millions)
Balance at March 31, 2018	$37.6	$53.5	$1.8	$92.9
Additions charged to expense	6.5	1.6	0.2	8.3
Cash payments charged against reserve	(25.5)	(25.0)	(1.2)	(51.7)
Non-cash adjustments	(0.2)	0.2	—	—
Balance at September 29, 2018	$18.4	$30.3	$0.8	$49.5
Other Restructuring Plans
As of September 29, 2018, the remaining restructuring reserve related to the Company's restructuring plan initiated during its fiscal year ended April 2, 2016 ("Fiscal 2016") was $1.4 million, reflecting $3.2 million of cash payments made during the six months ended September 29, 2018. No other activity occurred in connection with this restructuring plan during the six months ended September 29, 2018. Refer to Note 9 of the Fiscal 2018 10-K for additional discussion regarding this restructuring plan.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Charges
The Company recorded other charges of $3.5 million during each of the three-month periods ended September 29, 2018 and September 30, 2017 and $7.0 million during each of the six-month periods ended September 29, 2018 and September 30, 2017 related to depreciation expense associated with the Company's former Polo store at 711 Fifth Avenue in New York City, recorded after the store closed during the first quarter of Fiscal 2018 in connection with the Way Forward Plan. Although the Company is no longer generating revenue or has any other economic activity associated with its former Polo store, it continues to incur depreciation expense due to its involvement at the time of construction.
During the six months ended September 29, 2018, the Company also recorded other charges of $4.2 million, primarily related to its customs audit (see Note 13).
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
During the third quarter of Fiscal 2018, the Company recorded charges of $231.3 million within its income tax provision in connection with the TCJA, of which $215.5 million related to the mandatory transition tax and $15.8 million related to the revaluation of the Company's deferred tax assets and liabilities. Subsequently, as a result of finalizing its full Fiscal 2018 operating results, the issuance of new interpretive guidance, and other analyses performed, the Company recorded measurement period adjustments during the fourth quarter of Fiscal 2018, whereby it reversed $6.2 million of the charges related to the mandatory transition tax and $5.5 million related to the revaluation of its deferred taxes. These reversals were partially offset by an incremental charge of $1.8 million related to the expected future remittance of certain previously deferred foreign earnings.
During the second quarter of Fiscal 2019, the Company recorded an additional measurement period adjustment as a result of the issuance of new interpretive guidance related to stock-based compensation for certain executives, whereby it recorded an income tax benefit and corresponding deferred tax asset of $4.7 million. This measurement period adjustment reduced the Company's effective tax rate by 220 basis points and 130 basis points during the three-month and six-month periods ended September 29, 2018, respectively.
These cumulative net charges were recorded on a provisional basis based on the Company's present interpretations of the TCJA and are subject to further refinement as additional information becomes available, including potential new or interpretative guidance issued by the FASB or the Internal Revenue Service and other tax agencies, and as further analyses are completed. The Company expects to finalize its accounting for the enactment-related impacts of the TCJA during the third quarter of Fiscal 2019.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company is also in the process of assessing various international taxation provisions of the TCJA that became effective for the Company beginning in the first quarter of Fiscal 2019, including a minimum tax on global intangible low-taxed income ("GILTI"). The Company has tentatively decided to account for GILTI tax in the period in which it is incurred and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the six months ended September 29, 2018. The Company will continue to evaluate this policy election during the remainder of Fiscal 2019.
Effective Tax Rate
The Company's effective tax rate, which is calculated by dividing each fiscal period's income tax provision by pretax income, was 20.7% and 19.7% during the three-month and six-month periods ended September 29, 2018, respectively, and 24.8% and 26.9% during the three-month and six-month periods ended September 30, 2017, respectively. The effective tax rates for the three-month and six-month periods ended September 29, 2018 were slightly lower than the U.S. federal statutory income tax rate of 21% reflecting the favorable impact of the SAB 118 measurement period adjustment recorded during the second quarter of Fiscal 2019, as previously discussed. The effective tax rates for the three-month and six-month periods ended September 30, 2017 were lower than the U.S. federal statutory income tax rate of 35% as a result of the proportion of earnings generated in lower taxed foreign jurisdictions versus the U.S., partially offset by the negative impact of the adoption of ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). Refer to Note 4 of the Fiscal 2018 10-K for further discussion of the Company's adoption of ASU 2016-09.
Uncertain Income Tax Benefits
The Company classifies interest and penalties related to unrecognized tax benefits as part of its income tax provision. The total amount of unrecognized tax benefits, including interest and penalties, was $80.0 million and $79.2 million as of September 29, 2018 and March 31, 2018, respectively, and is included within non-current liability for unrecognized tax benefits in the consolidated balance sheets.
The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $70.9 million and $68.4 million as of September 29, 2018 and March 31, 2018, respectively.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Debt
Debt consists of the following:

	September 29, 2018	March 31, 2018
	(millions)
$300 million 2.125% Senior Notes(a)	$—	$298.1
$300 million 2.625% Senior Notes(b)	288.5	288.0
$400 million 3.750% Senior Notes(c)	395.4	—
Borrowings outstanding under credit facilities	—	10.1
Total debt	683.9	596.2
Less: short-term debt and current portion of long-term debt	—	308.2
Long-term debt	$683.9	$288.0

(a)
The carrying value of the 2.125% Senior Notes as of March 31, 2018 reflects adjustments of $1.6 million associated with the Company's related interest rate swap contract (see Note 12), and is also presented net of unamortized debt issuance costs and discount of $0.3 million.

(b)
The carrying value of the 2.625% Senior Notes as of September 29, 2018 and March 31, 2018 reflects adjustments of $10.6 million and $10.8 million, respectively, associated with the Company's related interest rate swap contract (see Note 12). The carrying value of the 2.625% Senior Notes is also presented net of unamortized debt issuance costs and discount of $0.9 million and $1.2 million as of September 29, 2018 and March 31, 2018, respectively.

(c)	The carrying value of the 3.750% Senior Notes is presented net of unamortized debt issuance costs and discount of $4.6 million as of September 29, 2018.
Senior Notes
In August 2015, the Company completed a registered public debt offering and issued $300 million aggregate principal amount of unsecured senior notes due August 18, 2020, which bear interest at a fixed rate of 2.625%, payable semi-annually (the "2.625% Senior Notes"). The 2.625% Senior Notes were issued at a price equal to 99.795% of their principal amount. The proceeds from this offering were used for general corporate purposes.
In August 2018, the Company completed another registered public debt offering and issued an additional $400 million aggregate principal amount of unsecured senior notes due September 15, 2025, which bear interest at a fixed rate of 3.750%, payable semi-annually (the "3.750% Senior Notes"). The 3.750% Senior Notes were issued at a price equal to 99.521% of their principal amount. The proceeds from this offering were used for general corporate purposes, including repayment of the Company's previously outstanding $300 million principal amount of unsecured 2.125% senior notes that matured September 26, 2018 (the "2.125% Senior Notes").
The Company has the option to redeem the 2.625% Senior Notes and 3.750% Senior Notes (collectively, the "Senior Notes"), in whole or in part, at any time at a price equal to accrued and unpaid interest on the redemption date, plus the greater of (i) 100% of the principal amount of the series of Senior Notes to be redeemed or (ii) the sum of the present value of Remaining Scheduled Payments, as defined in the supplemental indentures governing such Senior Notes (together with the indenture governing the Senior Notes, the "Indenture"). The Indenture contains certain covenants that restrict the Company's ability, subject to specified exceptions, to incur certain liens; enter into sale and leaseback transactions; consolidate or merge with another party; or sell, lease, or convey all or substantially all of the Company's property or assets to another party. However, the Indenture does not contain any financial covenants.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Borrowings under the Commercial Paper Program are supported by the Global Credit Facility, as defined below. Accordingly, the Company does not expect combined borrowings outstanding under the Commercial Paper Program and Global Credit Facility to exceed $500 million. Commercial Paper Program borrowings may be used to support the Company's general working capital and corporate needs. Maturities of commercial paper notes vary, but cannot exceed 397 days from the date of issuance. Commercial paper notes issued under the Commercial Paper Program rank equally with the Company's other forms of unsecured indebtedness. As of September 29, 2018, there were no borrowings outstanding under the Commercial Paper Program.
Revolving Credit Facilities
Global Credit Facility
In February 2015, the Company entered into an amended and restated credit facility (which was further amended in March 2016) that provides for a $500 million senior unsecured revolving line of credit through February 11, 2020 (the "Global Credit Facility") under terms and conditions substantially similar to those previously in effect. The Global Credit Facility is also used to support the issuance of letters of credit and the maintenance of the Commercial Paper Program. Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and other currencies, including Euros, Hong Kong Dollars, and Japanese Yen. The Company has the ability to expand its borrowing availability under the Global Credit Facility to $750 million, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. As of September 29, 2018, there were no borrowings outstanding under the Global Credit Facility and the Company was contingently liable for $10.2 million of outstanding letters of credit.
The Global Credit Facility contains a number of covenants that, among other things, restrict the Company's ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make certain investments. The Global Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the "leverage ratio") of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus four times consolidated rent expense for the four most recent consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, (iv) consolidated rent expense, (v) restructuring and other non-recurring expenses, and (vi) acquisition-related costs. As of September 29, 2018, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company's Global Credit Facility.
Pan-Asia Credit Facilities
Certain of the Company's subsidiaries in Asia have uncommitted credit facilities with regional branches of JPMorgan Chase (the "Banks") in China and South Korea (the "Pan-Asia Credit Facilities"). These credit facilities are subject to annual renewal and may be used to fund general working capital and corporate needs of the Company's operations in the respective countries. Borrowings under the Pan-Asia Credit Facilities are guaranteed by the parent company and are granted at the sole discretion of the Banks, subject to availability of the Banks' funds and satisfaction of certain regulatory requirements. The Pan-Asia Credit Facilities do not contain any financial covenants. The Company's Pan-Asia Credit Facilities by country are as follows:

•
China Credit Facility — provides Ralph Lauren Trading (Shanghai) Co., Ltd. with a revolving line of credit of up to 50 million Chinese Renminbi (approximately $7 million) through April 3, 2019, which is also able to be used to support bank guarantees.

•
South Korea Credit Facility — provided Ralph Lauren (Korea) Ltd. with a revolving line of credit of up to 47 billion South Korean Won (approximately $42 million) through October 31, 2018. During the third quarter of Fiscal 2019, the Company renewed the South Korea Credit Facility through October 31, 2019, with a reduced borrowing capacity of up to 30 billion South Korean Won (approximately $27 million).

During the first quarter of Fiscal 2019, the Company repaid approximately $10 million in borrowings that were previously outstanding under its Pan-Asia Credit Facilities. As of September 29, 2018, there were no borrowings outstanding under the Pan-Asia Credit Facilities.

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
The following table summarizes the Company's financial assets and liabilities that are measured and recorded at fair value on a recurring basis, excluding accrued interest components:

	September 29, 2018	March 31, 2018
	(millions)
Investments in commercial paper(a)(b)	$286.9	$234.2
Derivative assets(a)	13.7	12.3
Derivative liabilities(a)	40.1	110.0

(a)	Based on Level 2 measurements.

(b)
As of September 29, 2018, $19.9 million was included within cash and cash equivalents and $267.0 million was included within short-term investments in the consolidated balance sheet. As of March 31, 2018, $15.0 million was included within cash and cash equivalents and $219.2 million was included within short-term investments in the consolidated balance sheet.

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following table summarizes the carrying values and the estimated fair values of the Company's debt instruments:

	September 29, 2018		March 31, 2018
	Carrying Value(a)	Fair Value(b)	Carrying Value(a)	Fair Value(b)
	(millions)
$300 million 2.125% Senior Notes	$—	$—	$298.1	$299.4
$300 million 2.625% Senior Notes	288.5	296.7	288.0	298.7
$400 million 3.750% Senior Notes	395.4	396.2	—	—
Borrowings outstanding under credit facilities	—	—	10.1	10.1

(a)	See Note 10 for discussion of the carrying values of the Company's senior notes.

(b)	Based on Level 2 measurements.
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
During the six-month periods ended September 29, 2018 and September 30, 2017, the Company recorded non-cash impairment charges of $11.1 million and $20.9 million, respectively, to fully write off the carrying values of certain long-lived assets based upon their assumed fair values of zero. The fair values of these assets were determined based on Level 3 measurements. Inputs to these fair value measurements included estimates of the amount and timing of the assets' net future discounted cash flows based on historical experience, current trends, and market conditions. See Note 7 for further discussion of the non-cash impairment charges recorded by the Company during the fiscal periods presented.
No goodwill impairment charges were recorded during either of the six-month periods ended September 29, 2018 or September 30, 2017. The Company performed its annual goodwill impairment assessment using a qualitative approach as of the beginning of the second quarter of Fiscal 2019. In performing the assessment, the Company identified and considered the significance of relevant key factors, events, and circumstances that affected the fair values and/or carrying amounts of its reporting units with allocated goodwill. These factors included external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as the Company's actual and expected financial performance. Additionally, the results of the Company's most recent quantitative goodwill impairment test indicated that the fair values of these reporting units significantly exceeded their respective carrying values. Based on the results of its qualitative goodwill impairment assessment, the Company concluded that it is not more likely than not that the fair values of its reporting units are less than their respective carrying values, and there were no reporting units at risk of impairment.

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
The following table summarizes the Company's outstanding derivative instruments on a gross basis as recorded in its consolidated balance sheets as of September 29, 2018 and March 31, 2018:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	September 29, 2018	March 31, 2018	September 29, 2018		March 31, 2018		September 29, 2018		March 31, 2018
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Cash flow hedges	$621.3	$514.5	(e)	$12.4	PP	$1.1	AE	$2.1	(f)	$13.5
IRS — Fixed-rate debt	300.0	600.0		—		—	ONCL	10.6	(g)	12.4
Net investment hedges(c)	721.4	1,081.2		—	PP	0.1	ONCL	26.5	(h)	82.6
Total Designated Hedges	1,642.7	2,195.7		12.4		1.2		39.2		108.5
Undesignated Hedges:
FC — Undesignated hedges(d)	202.5	459.2	PP	1.3	PP	11.1	AE	0.9	AE	1.5
Total Hedges	$1,845.2	$2,654.9		$13.7		$12.3		$40.1		$110.0

(a)	FC = Forward foreign currency exchange contracts; IRS = Interest rate swap contracts

(b)	PP = Prepaid expenses and other current assets; AE = Accrued expenses and other current liabilities; ONCL = Other non-current liabilities.

(c)	Includes cross-currency swaps and forward foreign currency exchange contracts designated as hedges of the Company's net investment in certain foreign operations.

(d)	Primarily includes undesignated hedges of foreign currency-denominated intercompany loans and other intercompany balances.

(e)	$11.4 million included within prepaid expenses and other current assets and $1.0 million included within other non-current assets.

(f)	$12.9 million included within accrued expenses and other current liabilities and $0.6 million included within other non-current liabilities.

(g)	$1.6 million included within accrued expenses and other current liabilities and $10.8 million included within other non-current liabilities.

(h)	$44.8 million included within accrued expenses and other current liabilities and $37.8 million included within other non-current liabilities.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheets on a gross basis, even when they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its derivative instruments on a net basis in accordance with the terms of each of its master netting arrangements, spread across eight separate counterparties, the amounts presented in the consolidated balance sheets as of September 29, 2018 and March 31, 2018 would be adjusted from the current gross presentation as detailed in the following table:

	September 29, 2018			March 31, 2018
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount
	(millions)
Derivative assets	$13.7	$(3.9)	$9.8	$12.3	$(10.7)	$1.6
Derivative liabilities	40.1	(3.9)	36.2	110.0	(10.7)	99.3
The Company's master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties. See Note 3 for further discussion of the Company's master netting arrangements.
The following tables summarize the pretax impact of gains and losses from the Company's designated derivative instruments on its consolidated financial statements for the three-month and six-month periods ended September 29, 2018 and September 30, 2017:

	Gains (Losses) Recognized in OCI
	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(millions)
Designated Hedges:
FC — Cash flow hedges	$1.3	$(6.8)	$27.4	$(25.9)
Net investment hedges — effective portion	2.8	(22.4)	40.2	(62.7)
Net investment hedges — portion excluded from assessment of hedge effectiveness	(8.5)	—	(6.7)	—
Total Designated Hedges	$(4.4)	$(29.2)	$60.9	$(88.6)

	Location and Amount of Gains (Losses) from Cash Flow Hedges Reclassified from AOCI to Earnings
	Three Months Ended				Six Months Ended
	September 29, 2018		September 30, 2017		September 29, 2018		September 30, 2017
	Cost of goods sold	Other income (expense), net	Cost of goods sold	Other income (expense), net	Cost of goods sold	Other income (expense), net	Cost of goods sold	Other income (expense), net
	(millions)
Total amounts presented in the consolidated statements of operations in which the effects of related cash flow hedges are recorded	$(661.6)	$0.4	$(668.4)	$0.2	$(1,156.5)	$(1.6)	$(1,164.3)	$(0.3)
Effects of cash flow hedging:
FC — Cash flow hedges	0.7	0.7	(2.4)	(0.4)	(5.5)	2.1	1.6	(1.0)

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Gains (Losses) from Net Investment Hedges Recognized in Earnings				Location of Gains (Losses) Recognized in Earnings
	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(millions)
Net Investment Hedges
Net investment hedges — portion excluded from assessment of hedge effectiveness(a)	$4.8	$2.0	$9.1	$3.8	Interest expense
Total Net Investment Hedges	$4.8	$2.0	$9.1	$3.8

(a)
Amounts recognized in other comprehensive income (loss) ("OCI") related to the effective portion of the Company's net investment hedges would be recognized in earnings only upon the sale or liquidation of the hedged net investment.

As of September 29, 2018, it is estimated that $11.8 million of pretax net gains on both outstanding and matured derivative instruments designated as cash flow hedges deferred in AOCI will be recognized in earnings over the next twelve months. The amounts ultimately recognized in earnings will depend on exchange rates in effect when outstanding derivative instruments are settled.
The following table summarizes the pretax impact of gains and losses from the Company's undesignated derivative instruments on its consolidated financial statements for the three-month and six-month periods ended September 29, 2018 and September 30, 2017:

	Gains (Losses) Recognized in Earnings				Location of Gains (Losses) Recognized in Earnings
	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(millions)
Undesignated Hedges:
FC — Undesignated hedges	$2.6	$(0.5)	$5.7	$2.1	Other income (expense), net
Total Undesignated Hedges	$2.6	$(0.5)	$5.7	$2.1
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
Interest Rate Swap Contracts
During Fiscal 2016, the Company entered into two pay-floating rate, receive-fixed rate interest rate swap contracts which it designated as hedges against changes in the respective fair values of its fixed-rate 2.125% Senior Notes and its fixed-rate 2.625% Senior Notes, attributed to changes in a benchmark interest rate (the "Interest Rate Swaps"). The interest rate swap related to the 2.125% Senior Notes (the "2.125% Interest Rate Swap"), which matured on September 26, 2018 in conjunction with the maturity of the related debt, had a notional amount of $300 million and swapped the fixed interest rate on the 2.125% Senior Notes for a variable interest rate based on the 3-month London Interbank Offered Rate ("LIBOR") plus a fixed spread. The interest rate swap

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

related to the 2.625% Senior Notes (the "2.625% Interest Rate Swap"), which matures on August 18, 2020 and also has a notional amount of $300 million, swaps the fixed interest rate on the 2.625% Senior Notes for a variable interest rate based on 3-month LIBOR plus a fixed spread. Changes in the fair values of the Interest Rate Swaps were offset by changes in the fair values of the 2.125% Senior Notes and 2.625% Senior Notes attributed to changes in the benchmark interest rate, with no resulting net impact reflected in earnings during any of the fiscal periods presented. The following table summarizes the carrying values of the 2.125% and 2.625% Senior Notes and the impacts of the related fair value hedging adjustments as of September 29, 2018 and March 31, 2018, as applicable:

		Carrying Value of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Item
Hedged Item	Balance Sheet Line in which the Hedged Item is Included	September 29, 2018	March 31, 2018	September 29, 2018	March 31, 2018
		(millions)
$300 million 2.125% Senior Notes	Current portion of long-term debt	N/A	$298.1	N/A	$(1.6)
$300 million 2.625% Senior Notes	Long-term debt	$288.5	288.0	$(10.6)	(10.8)
Cross-Currency Swap Contracts
During Fiscal 2016, the Company entered into two pay-floating rate, receive-floating rate cross-currency swap contracts, with notional amounts of €280 million and €274 million, that were designated as hedges of its net investment in certain of its European subsidiaries. The €280 million notional cross-currency swap, which was settled during the second quarter of Fiscal 2019, swapped the U.S. Dollar-denominated variable interest rate payments based on 3-month LIBOR plus a fixed spread (as paid under the 2.125% Interest Rate Swap discussed above) for Euro-denominated variable interest rate payments based on the 3-month Euro Interbank Offered Rate ("EURIBOR") plus a fixed spread, which, in conjunction with the 2.125% Interest Rate Swap, economically converted the Company's previously-outstanding $300 million fixed-rate 2.125% Senior Notes obligation to a €280 million floating-rate Euro-denominated obligation. Similarly, the €274 million notional cross-currency swap, which matures on August 18, 2020, swaps the U.S. Dollar-denominated variable interest rate payments based on 3-month LIBOR plus a fixed spread (as paid under the 2.625% Interest Rate Swap discussed above) for Euro-denominated variable interest rate payments based on 3-month EURIBOR plus a fixed spread, which, in conjunction with the 2.625% Interest Rate Swap, economically converts the Company's $300 million fixed-rate 2.625% Senior Notes obligation to a €274 million floating-rate Euro-denominated obligation.
Additionally, in August 2018, the Company entered into pay-fixed rate, receive-fixed rate cross-currency swap contracts with an aggregate notional amount of €346 million that were designated as hedges of its net investment in certain of its European subsidiaries. These contracts, which mature on September 15, 2025, swap the U.S. Dollar-denominated fixed interest rate payments on the Company's 3.750% Senior Notes for Euro-denominated 1.29% fixed interest rate payments, thereby economically converting the Company's $400 million fixed-rate 3.750% Senior Notes obligation to a €346 million fixed-rate 1.29% Euro-denominated obligation.
See Note 3 for further discussion of the Company's accounting policies relating to its derivative financial instruments.
Investments
As of September 29, 2018, the Company's short-term investments consisted of $1.053 billion of time deposits and $267.0 million of commercial paper, and its non-current investments consisted of $69.9 million of time deposits. As of March 31, 2018, the Company's short-term investment consisted of $480.2 million of time deposits and $219.2 million of commercial paper, and its non-current investments consisted of $86.2 million of time deposits.
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
Lease Obligations
During the first quarter of Fiscal 2019, the Company entered into a 16-year lease with optional renewal periods for a new corporate office in New Jersey, which it expects to take possession of during its fiscal year 2020. Additionally, during the third quarter of Fiscal 2019, the Company amended an existing lease agreement for a corporate office in New York City, whereby it expanded the square footage to be leased and extended the lease term through December 31, 2029, with optional renewal periods. The following table summarizes the Company's future minimum rental payments relating to these lease agreements:

Minimum Lease Payments(a)
(millions)
Remainder of Fiscal 2019	$—
Fiscal 2020	10.2
Fiscal 2021	19.4
Fiscal 2022	27.5
Fiscal 2023	27.7
Fiscal 2024 and thereafter	261.8
Total minimum rental payments	$346.6

(a)
Excludes future minimum commitments related to the original lease term and space for the corporate office in New York City, which were previously included in the minimum lease payments table in Note 14 of the Fiscal 2018 10-K.

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

14.	Equity
Summary of Changes in Equity
A reconciliation of the beginning and ending amounts of equity is presented below:

	Six Months Ended
	September 29, 2018	September 30, 2017
	(millions)
Balance at beginning of period	$3,457.4	$3,299.6
Comprehensive income	270.0	266.3
Dividends declared	(101.0)	(81.2)
Repurchases of common stock, including shares surrendered for tax withholdings	(223.9)	(14.6)
Stock-based compensation	42.8	39.4
Shares issued pursuant to stock-based compensation arrangements	21.8	0.1
Cumulative adjustment from adoption of new accounting standards (see Note 4)	(5.1)	—
Balance at end of period	$3,462.0	$3,509.6
Common Stock Repurchase Program
A summary of the Company's repurchases of Class A common stock under its common stock repurchase program is as follows:

	Six Months Ended
	September 29, 2018	September 30, 2017
	(millions)
Cost of shares repurchased	$192.3	$—
Number of shares repurchased	1.4	0.0

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On June 4, 2018, the Company's Board of Directors approved an expansion of the Company's existing common stock repurchase program that allows it to repurchase up to an additional $1.000 billion of Class A Common stock. As of September 29, 2018, the remaining availability under the Company's Class A common stock repurchase program was approximately $907 million. Repurchases of shares of Class A common stock are subject to overall business and market conditions.
In addition, during the six-month periods ended September 29, 2018 and September 30, 2017, 0.3 million and 0.2 million shares of Class A common stock, respectively, at a cost of $31.6 million and $14.6 million, respectively, were surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company's 1997 Long-Term Stock Incentive Plan, as amended (the "1997 Incentive Plan"), and its Amended and Restated 2010 Long-Term Stock Incentive Plan (the "2010 Incentive Plan").
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.
Dividends
Since 2003, the Company has maintained a regular quarterly cash dividend program on its common stock. On June 4, 2018, the Company's Board of Directors approved an increase to the Company's quarterly cash dividend on its common stock from $0.50 to $0.625 per share. The second quarter Fiscal 2019 dividend of $0.625 per share was declared on September 14, 2018, was payable to stockholders of record at the close of business on September 28, 2018, and was paid on October 12, 2018. Dividends paid amounted to $91.3 million and $81.1 million during the six-month periods ended September 29, 2018 and September 30, 2017, respectively.

15.	Accumulated Other Comprehensive Income (Loss)
The following table presents OCI activity, net of tax, which is accumulated in equity:

	Foreign Currency Translation Gains (Losses)(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges(b)	Net Unrealized Gains (Losses) on Defined Benefit Plans(c)	Total Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at April 1, 2017	$(206.2)	$14.6	$(6.8)	$(198.4)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	87.7	(23.9)	(0.7)	63.1
Amounts reclassified from AOCI to earnings	—	(0.4)	0.3	(0.1)
Other comprehensive income (loss), net of tax	87.7	(24.3)	(0.4)	63.0
Balance at September 30, 2017	$(118.5)	$(9.7)	$(7.2)	$(135.4)

Balance at March 31, 2018	$(79.3)	$(16.0)	$(3.2)	$(98.5)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(36.9)	24.4	0.2	(12.3)
Amounts reclassified from AOCI to earnings	—	3.1	(0.1)	3.0
Other comprehensive income (loss), net of tax	(36.9)	27.5	0.1	(9.3)
Balance at September 29, 2018	$(116.2)	$11.5	$(3.1)	$(107.8)

(a)
OCI before reclassifications to earnings related to foreign currency translation gains (losses) includes an income tax provision of $3.4 million for the six months ended September 29, 2018, and includes an income tax benefit of $20.1 million for the six months ended September 30, 2017. OCI before reclassifications to earnings for the six-month periods ended September 29, 2018 and September 30, 2017 includes a gain of $25.4 million (net of an $8.1 million income tax provision) and a loss of $39.0 million (net of a $23.7 million income tax benefit), respectively, related to changes in the fair values of instruments designated as hedges of the Company's net investment in certain foreign operations (see Note 12).

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b)
OCI before reclassifications to earnings related to net unrealized gains (losses) on cash flow hedges are presented net of an income tax provision of $3.0 million and an income tax benefit of $2.0 million for the six-month periods ended September 29, 2018 and September 30, 2017, respectively. The tax effects on amounts reclassified from AOCI to earnings are presented in a table below.

(c)	Activity is presented net of taxes, which were immaterial for both periods presented.
The following table presents reclassifications from AOCI to earnings for cash flow hedges, by component:

	Three Months Ended		Six Months Ended		Location of Gains (Losses) Reclassified from AOCI to Earnings
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(millions)
Gains (losses) on cash flow hedges(a):
FC — Cash flow hedges	$0.7	$(2.4)	$(5.5)	$1.6	Cost of goods sold
FC — Cash flow hedges	0.7	(0.4)	2.1	(1.0)	Other income (expense), net
Tax effect	(0.1)	—	0.3	(0.2)	Income tax provision
Net of tax	$1.3	$(2.8)	$(3.1)	$0.4

(a)	FC = Forward foreign currency exchange contracts.

16.	Stock-based Compensation
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
Refer to Note 17 of the Fiscal 2018 10-K for a detailed description of the Company's stock-based compensation awards, including information related to vesting terms, service and performance conditions, and payout percentages (also refer to "Performance-based RSUs" below for information related to payout percentages for certain performance-based RSUs granted during the second quarter of Fiscal 2019). Additionally, during the second quarter of Fiscal 2019, in lieu of granting certain performance-based RSUs to its senior executives and other key employees, the Company granted a new type of award for which vesting is dependent on a market condition based on total shareholder return ("TSR"). Refer to "Market-based RSUs" below for a detailed description.
Impact on Results
A summary of total stock-based compensation expense and the related income tax benefits recognized during the three-month and six-month periods ended September 29, 2018 and September 30, 2017 is as follows:

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(millions)
Compensation expense	$21.3	$17.8	$42.8	$39.4	(a)
Income tax benefit	(3.3)	(6.7)	(6.5)	(14.6)

(a)
The six months ended September 30, 2017 includes $2.1 million of accelerated stock-based compensation expense recorded within restructuring and other charges in the consolidated statements of operations (see Note 8). All other stock-based compensation expense was recorded within SG&A expenses.

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
Stock Options
A summary of stock option activity under all plans during the six months ended September 29, 2018 is as follows:

Number of Options
(thousands)
Options outstanding at March 31, 2018	1,151
Granted	—
Exercised	(162)
Cancelled/Forfeited	(134)
Options outstanding at September 29, 2018	855
Restricted Stock Awards and Service-based RSUs
The fair values of restricted stock awards granted to non-employee directors are determined based on the fair value of the Company's Class A common stock on the date of grant. No such awards were granted during the six-month periods ended September 29, 2018 and September 30, 2017. Effective beginning Fiscal 2019, non-employee directors are granted service-based RSUs.
The fair values of service-based RSUs granted to certain of the Company's senior executives and other employees, as well as non-employee directors, are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards not entitled to accrue dividend equivalents while outstanding. The weighted-average grant date fair values of service-based RSU awards granted were $114.27 and $72.70 per share during the six-month periods ended September 29, 2018 and September 30, 2017, respectively.
A summary of restricted stock and service-based RSU activity during the six months ended September 29, 2018 is as follows:

	Number of Shares
	Restricted Stock	Service-based RSUs
	(thousands)
Nonvested at March 31, 2018	19	1,072
Granted	—	560
Vested	(9)	(412)
Forfeited	—	(95)
Nonvested at September 29, 2018	10	1,125
Performance-based RSUs
The fair values of the Company's performance-based RSUs granted to its senior executives and other key employees are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards not entitled to accrue dividend equivalents while outstanding. The weighted-average grant date fair values of performance-based RSUs granted were $129.78 and $69.40 per share during the six-month periods ended September 29, 2018 and September 30, 2017, respectively.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additionally, beginning with awards granted in the second quarter of Fiscal 2019, the number of shares that may be earned for performance-based RSUs subject to cliff vesting ranges between 0% (if the specified threshold performance level is not attained) and 200% (if performance meets or exceeds the maximum achievement level) of the awards originally granted. For such awards granted in recent years prior to Fiscal 2019, the payout percentages range from 0% to 150%.
A summary of performance-based RSU activity during the six months ended September 29, 2018 is as follows:

Number of Performance-based RSUs
(thousands)
Nonvested at March 31, 2018	1,157
Granted	154
Change due to performance condition achievement	(29)
Vested	(232)
Forfeited	(20)
Nonvested at September 29, 2018	1,030
Market-based RSUs
During the second quarter of Fiscal 2019, the Company granted cliff vesting RSU awards to its senior executives and other key employees, which, in addition to being subject to continuing employment requirements, are also subject to a market condition based on TSR performance. The number of shares that vest upon the completion of a three-year period of time is determined by comparing the Company's TSR relative to that of a pre-established peer group over the related three-year performance period. Depending on the Company's level of achievement, the number of shares that ultimately vest may range from 0% to 200% of the awards originally granted.
The weighted-average grant date fair value of TSR awards granted during the six months ended September 29, 2018 was $177.13 per share. The Company estimates the fair value of its TSR awards on the date of grant using a Monte Carlo simulation valuation model. This pricing model uses multiple simulations to evaluate the probability of the Company achieving various stock price levels to determine its expected TSR performance ranking relative to the peer group. Compensation expense, net of estimated forfeitures, is recorded regardless of whether the market condition is ultimately satisfied. The assumptions used to estimate the fair value of TSR awards granted during the six months ended September 29, 2018 were as follows:

Six Months Ended
September 29, 2018
Expected term (years)	2.6
Expected volatility	33.5%
Expected dividend yield	1.9%
Risk-free interest rate	2.6%
A summary of market-based RSU activity during the six months ended September 29, 2018 is as follows:

Number of Market-based RSUs
(thousands)
Nonvested at March 31, 2018	—
Granted	80
Change due to market condition achievement	—
Vested	—
Forfeited	—
Nonvested at September 29, 2018	80

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Segment Information
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

•
Asia — The Asia segment primarily consists of sales of Ralph Lauren branded apparel, accessories, home furnishings, and related products made through the Company's wholesale and retail businesses in Asia, Australia, and New Zealand. The Company's retail business in Asia is comprised of its Ralph Lauren stores, its factory stores, its concession-based shop-within-shops, and its digital commerce site, www.RalphLauren.cn, which launched in September 2018. In addition, the Company sells its products online through various third-party digital partner commerce sites. In Asia, the Company's wholesale business is comprised primarily of sales to department stores, with related products distributed through shop-within-shops.

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
Net revenues and operating income for each of the Company's segments are as follows:

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(millions)
Net revenues:
North America	$888.2	$875.6	$1,585.8	$1,585.3
Europe	459.2	463.0	809.8	786.5
Asia	244.7	216.8	492.7	425.9
Other non-reportable segments	98.8	108.8	193.2	213.6
Total net revenues	$1,690.9	$1,664.2	$3,081.5	$3,011.3

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(millions)
Operating income(a):
North America	$209.8	$202.2	$369.7	$352.7
Europe	126.6	125.5	200.5	192.6
Asia	32.7	26.5	75.4	56.7
Other non-reportable segments	24.5	26.8	55.3	59.8
	393.6	381.0	700.9	661.8
Unallocated corporate expenses	(167.7)	(169.1)	(322.5)	(322.8)
Unallocated restructuring and other charges(b)	(15.9)	(18.6)	(38.3)	(55.4)
Total operating income	$210.0	$193.3	$340.1	$283.6

(a)
Segment operating income and unallocated corporate expenses during the three-month and six-month periods ended September 29, 2018 and September 30, 2017 included certain restructuring-related inventory charges (see Note 8) and asset impairment charges (see Note 7), which are detailed below:

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(millions)
Restructuring-related inventory charges:
North America	$—	$(0.1)	$—	$(0.8)
Europe	—	(0.1)	—	(0.1)
Other non-reportable segments	—	(0.4)	—	(0.4)
Total restructuring-related inventory charges	$—	$(0.6)	$—	$(1.3)

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(millions)
Asset impairment charges:
North America	$(0.3)	$(0.3)	$(0.3)	$(0.9)
Europe	—	—	(0.2)	(1.2)
Asia	(3.5)	(0.8)	(3.7)	(0.9)
Other non-reportable segments	(5.8)	(8.5)	(6.6)	(8.6)
Unallocated corporate expenses	(0.2)	(1.6)	(0.3)	(9.3)
Total asset impairment charges	$(9.8)	$(11.2)	$(11.1)	$(20.9)

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b)	The three-month and six-month periods ended September 29, 2018 and September 30, 2017 included certain unallocated restructuring and other charges (see Note 8), which are detailed below:

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(millions)
Unallocated restructuring and other charges:
North America-related	$(0.6)	$(1.2)	$(3.5)	$(13.2)
Europe-related	(2.4)	(5.0)	(7.4)	(5.1)
Asia-related	0.3	(2.4)	0.2	0.9
Other non-reportable segment-related	(2.0)	(2.0)	(2.8)	(6.8)
Corporate-related	(7.7)	(6.7)	(13.6)	(19.7)
Unallocated restructuring charges	(12.4)	(17.3)	(27.1)	(43.9)
Other charges (see Note 8)	(3.5)	(1.3)	(11.2)	(11.5)
Total unallocated restructuring and other charges	$(15.9)	$(18.6)	$(38.3)	$(55.4)
Depreciation and amortization expense for the Company's segments is as follows:

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(millions)
Depreciation and amortization:
North America	$20.3	$20.6	$40.1	$41.6
Europe	8.1	8.6	16.4	16.6
Asia	12.0	12.1	24.6	23.6
Other non-reportable segments	1.9	2.8	3.9	5.6
Unallocated corporate expenses	23.9	26.2	48.0	52.3
Unallocated restructuring and other charges (see Note 8)	3.5	3.5	7.0	7.0
Total depreciation and amortization	$69.7	$73.8	$140.0	$146.7
Net revenues by geographic location of the reporting subsidiary are as follows:

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(millions)
Net revenues(a):
The Americas(b)	$984.2	$980.8	$1,773.6	$1,792.3
Europe(c)	461.6	466.1	814.4	792.3
Asia(d)	245.1	217.3	493.5	426.7
Total net revenues	$1,690.9	$1,664.2	$3,081.5	$3,011.3

(a)	Net revenues for certain of the Company's licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b)
Includes the U.S., Canada, and Latin America. Net revenues earned in the U.S. during the three-month and six-month periods ended September 29, 2018 were $923.3 million and $1.662 billion, respectively, and $917.9 million and $1.683 billion during the three-month and six-month periods ended September 30, 2017, respectively.

(c)	Includes the Middle East.

(d)	Includes Australia and New Zealand.

18.	Additional Financial Information
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
A reconciliation of cash, cash equivalents, and restricted cash as of September 29, 2018 and March 31, 2018 from the consolidated balance sheets to the consolidated statements of cash flows is as follows:

	September 29, 2018	March 31, 2018
	(millions)
Cash and cash equivalents	$553.1	$1,304.6
Restricted cash included within prepaid expenses and other current assets	11.5	15.5
Restricted cash included within other non-current assets	31.9	35.4
Total cash, cash equivalents, and restricted cash	$596.5	$1,355.5
Amounts included in restricted cash relate to cash placed in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters and real estate leases.
Cash Interest and Taxes
Cash paid for interest and income taxes is as follows:

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(millions)
Cash paid for interest	$5.1	$3.0	$8.1	$5.6
Cash paid for income taxes	27.3	7.5	30.6	28.3
Non-cash Transactions
Non-cash investing activities included capital expenditures incurred but not yet paid of $41.2 million and $37.5 million for the six-month periods ended September 29, 2018 and September 30, 2017, respectively. Additionally, the Company recorded capital lease assets and corresponding capital lease obligations of $2.3 million within its consolidated balance sheet during the six months ended September 30, 2017.
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

•
the potential impact to our business resulting from the imposition of additional duties, tariffs, taxes, and other charges or barriers to trade, including those resulting from current trade developments with China;

•
a variety of legal, regulatory, tax, political, and economic risks, including risks related to the importation and exportation of products which our operations are currently subject to, or may become subject to as a result of potential changes in legislation, and other risks associated with our international operations, such as compliance with the Foreign Corrupt Practices Act or violations of other anti-bribery and corruption laws prohibiting improper payments, and the burdens of complying with a variety of foreign laws and regulations, including tax laws, trade and labor restrictions, and related laws that may reduce the flexibility of our business;

•
changes in our tax obligations and effective tax rate due to a variety of other factors, including potential additional changes in U.S. or foreign tax laws and regulations, accounting rules, or the mix and level of earnings by jurisdiction in future periods that are not currently known or anticipated;

40

•
the impact to our business resulting from the recently enacted U.S. tax legislation commonly referred to as the Tax Cuts and Jobs Act, including related changes to our tax obligations and effective tax rate in future periods, as well as the enactment-related charges that were recorded on a provisional basis based on a reasonable estimate and are subject to change, all of which could differ materially from our current expectations and/or investors' expectations;

•
the impact to our business resulting from the United Kingdom's decision to exit the European Union and the uncertainty surrounding the terms and conditions of such a withdrawal, as well as the related impact to global stock markets and currency exchange rates;

•	the impact to our business resulting from increases in the costs of raw materials, transportation, and labor, including healthcare-related costs;

•	our exposure to currency exchange rate fluctuations from both a transactional and translational perspective;

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
In this Form 10-Q, references to "Ralph Lauren," "ourselves," "we," "our," "us," and the "Company" refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2019 will end on March 30, 2019 and will be a 52-week period ("Fiscal 2019"). Fiscal year 2018 ended on March 31, 2018 and was also a 52-week period ("Fiscal 2018"). The second quarter of Fiscal 2019 ended on September 29, 2018 and was a 13-week period. The second quarter of Fiscal 2018 ended on September 30, 2017 and was also a 13-week period.

INTRODUCTION
Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and notes thereto to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:

•
Overview.    This section provides a general description of our business, global economic conditions and industry trends, and a summary of our financial performance for the three-month and six-month periods ended September 29, 2018. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•
Results of operations.    This section provides an analysis of our results of operations for the three-month and six-month periods ended September 29, 2018 as compared to the three-month and six-month periods ended September 30, 2017.

•
Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of September 29, 2018, which includes (i) an analysis of our financial condition as compared to the prior fiscal year-end; (ii) an analysis of changes in our cash flows for the six months ended September 29, 2018 as compared to the six months ended September 30, 2017; (iii) an analysis of our liquidity, including the availability under our commercial paper borrowing program and credit facilities, common stock repurchases, payments of dividends, and our outstanding debt and covenant compliance; and (iv) a description of any material changes in our contractual and other obligations since March 31, 2018.

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

•
Asia — Our Asia segment, representing approximately 15% of our Fiscal 2018 net revenues, primarily consists of sales of our Ralph Lauren branded products made through our wholesale and retail businesses in Asia, Australia, and New Zealand. Our retail business in Asia is comprised of our Ralph Lauren stores, our factory stores, our concession-based shop-within-shops, and our digital commerce site, www.RalphLauren.cn, which launched in September 2018. In addition, we sell our products through various third-party digital partner commerce sites. In Asia, our wholesale business is comprised primarily of sales to department stores, with related products distributed through shop-within-shops.

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
Our business is typically affected by seasonal trends, with higher levels of wholesale sales in our second and fourth fiscal quarters and higher retail sales in our second and third fiscal quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school, and holiday shopping periods impacting our retail business. In addition, fluctuations in net sales, operating income, and cash flows in any fiscal quarter may be affected by other events impacting retail sales, such as changes in weather patterns. Accordingly, our operating results and cash flows for the three-month and six-month periods ended September 29, 2018 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2019.
Global Economic Conditions and Industry Trends
The global economy and our industry are impacted by many different influences. The current domestic and international political environment has resulted in uncertainty surrounding the future state of the global economy, including international trade relations. Most recently, the U.S. and China have imposed significant new tariffs on each other related to the importation of certain product categories, and additional tariffs have been proposed. There are also growing concerns regarding the terms and conditions of the United Kingdom's withdrawal from the European Union, commonly referred to as "Brexit." Negotiations to determine the United Kingdom's future relationship with the European Union, including terms of trade and movement of people, have been complex and it is not clear at this time what, if any, agreements will be reached by the current March 29, 2019 deadline. As our international business continues to grow and because the majority of our products are produced outside of the U.S., major changes in global trade relations could have a material adverse effect on our business or operating results. Certain other worldwide events, including political unrest, acts of terrorism, taxation or monetary policy changes, fluctuations in commodity prices, and rising healthcare costs, also increase volatility in the global economy. For example, the U.S. recently enacted new tax legislation known as the TCJA (as defined in "Recent Developments" below), which is intended to stimulate economic growth and capital investment in the U.S. In addition, our results have been and are expected to continue to be impacted by foreign exchange rate fluctuations.

The retail landscape in which we operate is also evolving, with consumers continuing to diversify the channels in which they transact and shifting their shopping preference from physical stores to online. This along with other factors has resulted in many retailers, including certain of our large wholesale customers, becoming highly promotional and aggressively marking down their merchandise in an attempt to offset declines in physical store traffic. The retail industry, particularly in the U.S., has also experienced numerous bankruptcies, restructurings, and ownership changes in recent years. Certain of our operations, including our North America wholesale business, have been negatively impacted by these dynamics. The continuation of these industry trends could further impact consumer spending and consumption behavior in our industry, which could have a material adverse effect on our business or operating results. Additionally, changes in economic conditions may further impact consumer discretionary income levels and spending.
We have implemented various operating strategies globally to help address many of these current challenges, and continue to build a foundation for long-term profitable growth centered around strengthening our consumer-facing areas of product, stores, and marketing across channels and driving a more efficient operating model. In connection with these strategies, we are taking deliberate actions to ensure promotional consistency across channels and enhance the overall brand and shopping experience, including better aligning shipments and inventory levels with underlying demand. Investing in our digital ecosystem remains a primary focus and is a key component of our integrated global omni-channel strategy. Most recently, in September 2018, we launched our digital flagship in China, featuring our signature online shopping experience. In addition, in June 2018, we shifted our European digital commerce operations to the third-party cloud-based platform used by our North America operations, which is delivering a more brand-enhancing and consistent customer experience across our global digital ecosystem. We also remain committed to optimizing our wholesale distribution channel and enhancing our department store consumer experience. Although the investments that we are making in our business and our quality of sales initiatives may create operating profit pressure in the near-term, we expect that these initiatives will create longer-term shareholder value. Further, in response to the recent trade developments between the U.S. and China, we are actively reviewing options to mitigate our exposure in the event any resulting tariffs impact our product categories, including diverting production to and sourcing from other countries. We are also closely monitoring the latest developments regarding Brexit and are assessing risks and opportunities and developing strategies to mitigate our exposure in the event of a "hard" Brexit (e.g., if the United Kingdom exits the European Union without having a final withdrawal agreement in place).
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
Summary of Financial Performance
Operating Results
During the three months ended September 29, 2018, we reported net revenues of $1.691 billion, net income of $170.3 million, and net income per diluted share of $2.07, as compared to net revenues of $1.664 billion, net income of $143.8 million, and net income per diluted share of $1.75 during the three months ended September 30, 2017. During the six months ended September 29, 2018, we reported net revenues of $3.082 billion, net income of $279.3 million, and net income per diluted share of $3.37, as compared to net revenues of $3.011 billion, net income of $203.3 million, and net income per diluted share of $2.47 during the six months ended September 30, 2017. The comparability of our operating results has been affected by restructuring-related charges, impairment of assets, and certain other charges, as discussed further below.
Our operating performance for the three-month and six-month periods ended September 29, 2018 reflected revenue growth of 1.6% and 2.3%, respectively, on a reported basis, and 2.1% and 1.7%, respectively, on a constant currency basis, as defined within "Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition" below. The increase in reported net revenues was primarily driven by our Asia business, which had revenue growth of 12.8% and 15.7% for the three-month and six-month periods ended September 29, 2018, respectively, largely due to new store openings.
Our gross profit as a percentage of net revenues increased by 110 basis points to 60.9% during the three months ended September 29, 2018, and by 120 basis points to 62.5% during the six months ended September 29, 2018. These increases were primarily driven by improved pricing and lower levels of promotional activity in connection with our long-term growth strategy, as well as favorable product and geographic mix.

Selling, general, and administrative ("SG&A") expenses as a percentage of net revenues increased by 50 basis points to 46.9% during the three months ended September 29, 2018, and by 40 basis point to 49.8% during the six months ended September 29, 2018. These increases were primarily due to our increased marketing investment and the unfavorable impact attributable to geographic and channel mix, partially offset by our operational discipline.
Net income increased by $26.5 million to $170.3 million during the three months ended September 29, 2018 as compared to the three months ended September 30, 2017, primarily due to a $16.7 million increase in operating income and higher interest income of $8.1 million. Net income increased by $76.0 million to $279.3 million during the six months ended September 29, 2018 as compared to the six months ended September 30, 2017, primarily due to a $56.5 million increase in operating income and higher interest income of $15.3 million. Net income per diluted share increased by $0.32 to $2.07 per share during the three months ended September 29, 2018, and by $0.90 to $3.37 per share during the six months ended September 29, 2018, primarily due to the higher levels of net income.
Our operating results during the three-month periods ended September 29, 2018 and September 30, 2017 were negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $25.7 million and $30.4 million, respectively, which had an after-tax effect of reducing net income by $20.6 million, or $0.25 per diluted share, and $20.3 million, or $0.24 per diluted share, respectively. Our operating results during the six-month periods ended September 29, 2018 and September 30, 2017 were negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $49.4 million and $77.6 million, respectively, which had an after-tax effect of reducing net income by $39.5 million, or $0.48 per diluted share, and $51.9 million, or $0.63 per diluted share, respectively. Additionally, during the second quarter of Fiscal 2018, we recorded a measurement period adjustment of $4.7 million within our income tax provision in connection with the TCJA, which increased our net income per diluted share by $0.06 during each of the three-month and six-month periods ended September 29, 2018.
Financial Condition and Liquidity
We ended the second quarter of Fiscal 2019 in a net cash and investments position (cash and cash equivalents plus short-term and non-current investments, less total debt) of $1.259 billion, as compared to $1.494 billion as of the end of Fiscal 2018. The decline in our net cash and investments position at September 29, 2018 as compared to March 31, 2018 was primarily due to our use of cash to support Class A common stock repurchases of $223.9 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to invest in our business through $93.1 million in capital expenditures, and to make dividend payments of $91.3 million, partially offset by our operating cash flows of $213.0 million.
We generated $213.0 million of cash from operations during the six months ended September 29, 2018, compared to $437.0 million during the six months ended September 30, 2017. The decline in cash provided by operating activities was due to a net unfavorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period, partially offset by an increase in net income before non-cash charges.
Our equity increased slightly to $3.462 billion as of September 29, 2018 compared to $3.457 billion as of March 31, 2018, primarily due to our comprehensive income and the impact of stock-based compensation arrangements, offset by our share repurchase activity and dividends declared during the six months ended September 29, 2018.
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
In connection with the Fiscal 2019 Restructuring Plan, we expect to incur total estimated charges of approximately $100 million to $150 million, comprised of cash-related charges of approximately $70 million to $110 million and non-cash charges of approximately $30 million to $40 million. Cumulative charges incurred since inception were $24.6 million. See Note 8 to our accompanying consolidated financial statements for detailed discussions of the charges recorded in connection with the Fiscal 2019 Restructuring Plan.

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
During the second half of Fiscal 2018, we recorded net charges of $221.4 million within our income tax provision in connection with the TCJA, of which $209.3 million related to the mandatory transition tax. Subsequently, during the second quarter of Fiscal 2019, we recorded a measurement period adjustment of $4.7 million within our income tax provision, which reduced our effective tax rate by 220 basis points and 130 basis points during the three-month and six-month periods ended September 29, 2018, respectively.
These cumulative net charges were recorded on a provisional basis as permitted by SEC Staff Accounting Bulletin No. 118 ("SAB 118"). The provisional amounts were based on our present interpretations of the TCJA and are subject to further refinement as additional information becomes available and further analyses are completed. We expect to finalize our accounting for the enactment-related impacts of the TCJA during the third quarter of Fiscal 2019.
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
Way Forward Plan
On June 2, 2016, our Board of Directors approved a restructuring plan with the objective of delivering sustainable, profitable sales growth and long-term value creation for shareholders (the "Way Forward Plan"). We are refocusing on our core brands and evolving our product, marketing, and shopping experience to increase desirability and relevance. We are also evolving our operating model to enable sustainable, profitable sales growth by significantly improving quality of sales, reducing supply chain lead times, improving our sourcing, and executing a disciplined multi-channel distribution and expansion strategy. As part of the Way Forward Plan, we are rightsizing our cost structure and implementing a return on investment-driven financial model to free up resources to invest in the brand and drive high-quality sales. The Way Forward Plan included strengthening our leadership team and creating a more nimble organization by moving from an average of nine to six layers of management. The Way Forward Plan also included the discontinuance of our Denim & Supply brand and the integration of our denim product offerings into our Polo Ralph Lauren brand. Collectively, these actions, which were substantially completed during our fiscal year ended April 1, 2017 ("Fiscal 2017"), resulted in a reduction in workforce and the closure of certain stores and shop-within-shops, as well as gross annualized expense savings of approximately $200 million.
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
In connection with the Way Forward Plan, we currently expect to incur total estimated charges of approximately $790 million, comprised of cash-related restructuring charges of approximately $490 million and non-cash charges of approximately $300 million. Cumulative charges incurred since inception were $677.5 million and we expect the remaining charges of approximately $115 million will be recorded during the remainder of Fiscal 2019. In addition to these charges, we also incurred an additional non-cash charge of $155.2 million during Fiscal 2017 associated with the destruction of inventory out of current liquidation channels in line with our Way Forward Plan. See Note 8 to our accompanying consolidated financial statements for detailed discussions of the charges recorded in connection with the Way Forward Plan.
Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition
The comparability of our operating results for the three-month and six-month periods ended September 29, 2018 and September 30, 2017 has been affected by certain events, including restructuring-related charges, impairment of assets, and certain other charges, as summarized below (references to "Notes" are to the notes to the accompanying consolidated financial statements):

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(millions)
Impairment of assets (see Note 7)	$(9.8)	$(11.2)	$(11.1)	$(20.9)
Restructuring and other charges (see Note 8)	(15.9)	(18.6)	(38.3)	(55.4)
Restructuring-related inventory charges (see Note 8)(a)	—	(0.6)	—	(1.3)
Total charges	$(25.7)	$(30.4)	$(49.4)	$(77.6)

(a)	Non-cash restructuring-related inventory charges are recorded within cost of goods sold in the consolidated statements of operations.
Additionally, during the second quarter of Fiscal 2019, we recorded a measurement period adjustment of $4.7 million within our income tax provision in connection with the TCJA, which reduced our effective tax rate by 220 basis points and 130 basis points during the three-month and six-month periods ended September 29, 2018, respectively. See Note 9 to the accompanying consolidated financial statements for further discussion regarding the TCJA.
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

RESULTS OF OPERATIONS
Three Months Ended September 29, 2018 Compared to Three Months Ended September 30, 2017
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	September 29, 2018	September 30, 2017	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$1,690.9	$1,664.2	$26.7	1.6%
Cost of goods sold	(661.6)	(668.4)	6.8	(1.0%)
Gross profit	1,029.3	995.8	33.5	3.4%
Gross profit as % of net revenues	60.9%	59.8%		110 bps
Selling, general, and administrative expenses	(793.6)	(772.7)	(20.9)	2.7%
SG&A expenses as % of net revenues	46.9%	46.4%		50 bps
Impairment of assets	(9.8)	(11.2)	1.4	(12.8%)
Restructuring and other charges	(15.9)	(18.6)	2.7	(14.6%)
Operating income	210.0	193.3	16.7	8.7%
Operating income as % of net revenues	12.4%	11.6%		80 bps
Interest expense	(6.0)	(4.6)	(1.4)	33.3%
Interest income	10.4	2.3	8.1	NM
Other income, net	0.4	0.2	0.2	78.4%
Income before income taxes	214.8	191.2	23.6	12.3%
Income tax provision	(44.5)	(47.4)	2.9	(6.1%)
Effective tax rate(a)	20.7%	24.8%		(410 bps)
Net income	$170.3	$143.8	$26.5	18.4%
Net income per common share:
Basic	$2.09	$1.76	$0.33	18.8%
Diluted	$2.07	$1.75	$0.32	18.3%

(a)	Effective tax rate is calculated by dividing the income tax provision by income before income taxes.
NM Not meaningful.
Net Revenues.    Net revenues increased by $26.7 million, or 1.6%, to $1.691 billion during the three months ended September 29, 2018 as compared to the three months ended September 30, 2017, including net unfavorable foreign currency effects of $8.9 million. On a constant currency basis, net revenues increased by $35.6 million, or 2.1%.
The following table summarizes the percentage change in our consolidated comparable store sales for the three months ended September 29, 2018 as compared to the prior fiscal year period:

% Change
Digital commerce comparable store sales	7%
Comparable store sales excluding digital commerce	(1%)
Total comparable store sales	—%

Our global average store count increased by 30 stores and concession shops during the three months ended September 29, 2018 compared with the three months ended September 30, 2017, largely driven by new openings in Asia. The following table details our retail store presence by segment as of the periods presented:

	September 29, 2018	September 30, 2017
Freestanding Stores:
North America	221	215
Europe	83	83
Asia	108	93
Other non-reportable segments	75	78
Total freestanding stores	487	469

Concession Shops:
North America	2	2
Europe	25	25
Asia	606	593
Other non-reportable segments	5	2
Total concession shops	638	622
Total stores	1,125	1,091
In addition to our stores, we sell products online in North America and Europe through our various digital commerce sites, which include www.RalphLauren.com and www.ClubMonaco.com, among others. In Asia, we sell products online through our digital commerce site, www.RalphLauren.cn, which launched in September 2018, as well as through various third-party digital partner commerce sites.
Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the comparable prior fiscal year period, are provided below:

	Three Months Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	September 29, 2018	September 30, 2017	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$888.2	$875.6	$12.6	$(1.6)	$14.2	1.4%	1.6%
Europe	459.2	463.0	(3.8)	(4.4)	0.6	(0.8%)	0.1%
Asia	244.7	216.8	27.9	(2.8)	30.7	12.8%	14.1%
Other non-reportable segments	98.8	108.8	(10.0)	(0.1)	(9.9)	(9.1%)	(9.1%)
Total net revenues	$1,690.9	$1,664.2	$26.7	$(8.9)	$35.6	1.6%	2.1%
North America net revenues — Net revenues increased by $12.6 million, or 1.4%, during the three months ended September 29, 2018 as compared to the three months ended September 30, 2017, including net unfavorable foreign currency effects of $1.6 million. On a constant currency basis, net revenues increased by $14.2 million, or 1.6%.
The $12.6 million net increase in North America net revenues was driven by:

•
an $11.1 million net increase related to our North America retail business, inclusive of net unfavorable foreign currency effects of $0.8 million. On a constant currency basis, net revenues increased by $11.9 million driven by increases of $8.3 million in non-comparable store sales and $3.6 million in comparable store sales. The increase in comparable store sales was driven by our Ralph Lauren digital commerce operations. The following table summarizes the percentage change in comparable store sales related to our North America retail business:

% Change
Digital commerce comparable store sales	9%
Comparable store sales excluding digital commerce	(1%)
Total comparable store sales	1%

•
a $1.5 million net increase related to our North America wholesale business, largely attributable to a shift in the timing of certain shipments, partially offset by net unfavorable foreign currency effects $0.8 million.

Europe net revenues — Net revenues decreased by $3.8 million, or 0.8%, during the three months ended September 29, 2018 as compared to the three months ended September 30, 2017, including net unfavorable foreign currency effects of $4.4 million. On a constant currency basis, net revenues were approximately flat as compared to the prior fiscal year period.
The $3.8 million net decline in Europe net revenues was driven by:

•
a $1.9 million net decrease related to our Europe wholesale business, primarily driven by net unfavorable foreign currency effects of $2.5 million and a shift in the timing of certain shipments, partially offset by higher sales due to stronger demand; and

•
a $1.9 million net decrease related to our Europe retail business, inclusive of net unfavorable foreign currency effects of $1.9 million. On a constant currency basis, net revenues were flat, reflecting a $7.9 million decline in comparable store sales largely attributable to assortment and inventory challenges and a decline in traffic, offset by a $7.9 million increase in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Europe retail business:

% Change
Digital commerce comparable store sales	—%
Comparable store sales excluding digital commerce	(4%)
Total comparable store sales	(4%)
Asia net revenues — Net revenues increased by $27.9 million, or 12.8%, during the three months ended September 29, 2018 as compared to the three months ended September 30, 2017, including net unfavorable foreign currency effects of $2.8 million. On a constant currency basis, net revenues increased by $30.7 million, or 14.1%.
The $27.9 million net increase in Asia net revenues was driven by:

•
a $23.5 million net increase related to our Asia retail business, inclusive of net unfavorable foreign currency effects of $2.2 million. On a constant currency basis, net revenues increased by $25.7 million, reflecting increases of $15.8 million in non-comparable store sales driven by new store openings and $9.9 million in comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Asia retail business:

% Change
Digital commerce comparable store sales	66%
Comparable store sales excluding digital commerce	5%
Total comparable store sales	6%

•	a $4.4 million net increase related to our Asia wholesale business, primarily driven by our expansion in Australia, Southeast Asia, and Japan.
Gross Profit.    Gross profit increased by $33.5 million, or 3.4%, to $1.029 billion for the three months ended September 29, 2018. Gross profit as a percentage of net revenues increased to 60.9% for the three months ended September 29, 2018 from 59.8% for the three months ended September 30, 2017. The 110 basis point increase was primarily driven by improved pricing and lower levels of promotional activity in connection with our long-term growth strategy, as well as favorable product and geographic mix.
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

Selling, General, and Administrative Expenses.    SG&A expenses include compensation and benefits, advertising and marketing, rent and occupancy, distribution, information technology, legal, depreciation and amortization, bad debt, and other selling and administrative costs. SG&A expenses increased by $20.9 million, or 2.7%, to $793.6 million for the three months ended September 29, 2018. This increase included a net favorable foreign currency effect of $3.7 million. SG&A expenses as a percentage of net revenues increased to 46.9% for the three months ended September 29, 2018 from 46.4% for the three months ended September 30, 2017. The 50 basis point increase was primarily due to our increased marketing investment and the unfavorable impact attributable to geographic and channel mix, as a greater portion of our revenue was generated by our international retail businesses (which typically carry higher operating expense margins).
The $20.9 million net increase in SG&A expenses was driven by:

Three Months Ended September 29, 2018 Compared to Three Months Ended September 30, 2017
(millions)
SG&A expense category:
Marketing and advertising expenses	$20.0
Compensation-related expenses	4.6
Selling-related expenses	4.0
Depreciation and amortization expense	(4.0)
Other	(3.7)
Total change in SG&A expenses	$20.9
During the remainder of Fiscal 2019, we continue to expect to spend on key strategic initiatives including marketing, digital, expanding and renovating our global retail stores and concession shops, and investing in productivity-enhancing infrastructure. We expect to make these investments while continuing to manage our cost base with discipline.
Impairment of Assets. During the three-month periods ended September 29, 2018 and September 30, 2017, we recorded non-cash impairment charges of $9.8 million and $11.2 million, respectively, to write off certain fixed assets related to our domestic and international stores, shop-within-shops, and corporate offices. See Note 7 to the accompanying consolidated financial statements.
Restructuring and Other Charges. During the three-month periods ended September 29, 2018 and September 30, 2017, we recorded restructuring charges of $12.4 million and $17.3 million, respectively, in connection with our restructuring plans, consisting of severance and benefit costs, lease termination and store closure costs, and other cash charges. Additionally, during the three months ended September 29, 2018, we recorded other charges of $3.5 million related to depreciation expense associated with our former Polo store at 711 Fifth Avenue in New York City. During the three months ended September 30, 2017, we recorded net other charges of $1.3 million primarily related to depreciation expense associated with our former Polo store at 711 Fifth Avenue and the reversal of reserves associated with the settlement of certain non-income tax issues. See Note 8 to the accompanying consolidated financial statements.
Operating Income.    Operating income increased by $16.7 million, or 8.7%, to $210.0 million for the three months ended September 29, 2018. Our operating results during the three-month periods ended September 29, 2018 and September 30, 2017 were negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $25.7 million and $30.4 million, respectively, as previously discussed. The increase in operating income also included a net favorable foreign currency effect of $4.1 million. Operating income as a percentage of net revenues increased to 12.4% for the three months ended September 29, 2018 from 11.6% for the three months ended September 30, 2017. The 80 basis point increase was primarily driven by the increase in our gross profit margin and the net decline in restructuring-related charges, impairment of assets, and certain other charges, partially offset by the increase in SG&A expenses as a percentage of net revenues, all as previously discussed.

Operating income and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the comparable prior fiscal year period, are provided below:

	Three Months Ended
	September 29, 2018		September 30, 2017
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$209.8	23.6%	$202.2	23.1%	$7.6	50 bps
Europe	126.6	27.6%	125.5	27.1%	1.1	50 bps
Asia	32.7	13.4%	26.5	12.2%	6.2	120 bps
Other non-reportable segments	24.5	24.8%	26.8	24.6%	(2.3)	20 bps
	393.6		381.0		12.6
Unallocated corporate expenses	(167.7)		(169.1)		1.4
Unallocated restructuring and other charges	(15.9)		(18.6)		2.7
Total operating income	$210.0	12.4%	$193.3	11.6%	$16.7	80 bps
North America operating margin improved by 50 basis points, primarily due to the favorable impact of 130 basis points related to our wholesale business, largely driven by a decline in SG&A expenses as a percentage of net revenues and an increase in our gross profit margin. This increase in operating margin was partially offset by an 80 basis point decline primarily related to our retail business, largely driven by an increase in SG&A expenses as a percentage of net revenues, partially offset by an increase in our gross profit margin.
Europe operating margin improved by 50 basis points, primarily due to the favorable impact of 160 basis points related to foreign currency effects. Excluding foreign currency effects, operating margin reflected declines of 80 basis points related to our wholesale business and 30 basis points related to our retail business, both largely driven by an increase in SG&A expenses as a percentage of net revenues, partially offset by an increase in our gross profit margin.
Asia operating margin improved by 120 basis points, primarily due to the favorable impacts of 130 basis points related to our retail business and 100 basis points related to our wholesale business, both largely driven by a decline in SG&A expenses as a percentage of net revenues. The increase also reflected the favorable impact of 40 basis points related to channel mix. These increases in operating margin were partially offset by 100 basis points related to higher non-cash charges recorded in connection with our restructuring plans during the three months ended September 29, 2018 as compared to the prior fiscal year period, and unfavorable foreign currency effects of 50 basis points.
Unallocated corporate expenses decreased by $1.4 million to $167.7 million during the three months ended September 29, 2018 due to lower compensation-related expenses of $4.4 million, lower depreciation and amortization of $2.3 million, and lower other expenses of $2.5 million, partially offset by higher marketing and advertising expenses of $7.8 million.
Unallocated restructuring and other charges decreased by $2.7 million to $15.9 million during the three months ended September 29, 2018, as previously discussed above and in Note 8 to the accompanying consolidated financial statements.
Non-operating Income (Expense), Net. Non-operating income (expense), net is comprised of interest expense, interest income, and other income (expense), net, which includes foreign currency gains (losses), equity in income (losses) from our equity-method investees, and other non-operating expenses. During the three months ended September 29, 2018, we reported non-operating income, net, of $4.8 million, as compared to non-operating expense, net, of $2.1 million for the three months ended September 30, 2017. The $6.9 million improvement was primarily driven by higher interest income of $8.1 million due to the increased balance of our investment portfolio, as well as a favorable shift to higher interest rate environments attributable to recent cash repatriations from our foreign subsidiaries.

Income Tax Provision.    The income tax provision represents federal, foreign, state and local income taxes. The income tax provision decreased to $44.5 million for the three months ended September 29, 2018, from $47.4 million for the three months ended September 30, 2017. The $2.9 million decrease in the provision for income taxes was primarily due to the 410 basis point decline in our effective tax rate, partially offset by the increase in pretax income. The decline in our effective tax rate was primarily due to a net favorable change related to tax effects of stock-based compensation award settlements. Our effective tax rate during the three months ended September 29, 2018 also reflected the favorable impact of 220 basis points related to a $4.7 million measurement period adjustment recorded in connection with the TCJA. Our effective tax rate will change from period to period based on various factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.
Net Income.    Net income increased to $170.3 million for the three months ended September 29, 2018, from $143.8 million for the three months ended September 30, 2017. The $26.5 million increase in net income was primarily due to the increase in operating income and higher interest income, as previously discussed. Our operating results during the three-month periods ended September 29, 2018 and September 30, 2017 were negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $25.7 million and $30.4 million, respectively, which had an after-tax effect of reducing net income by $20.6 million and $20.3 million, respectively. Net income during the three months ended September 29, 2018 also reflected the favorable impact of $4.7 million related to a measurement period adjustment recorded in connection with TCJA, as previously discussed.
Net Income per Diluted Share.    Net income per diluted share increased to $2.07 for the three months ended September 29, 2018, from $1.75 for the three months ended September 30, 2017. The $0.32 per share increase was due to the higher level of net income, as previously discussed. Net income per diluted share for the three-month periods ended September 29, 2018 and September 30, 2017 were negatively impacted by $0.25 per share and $0.24 per share, respectively, as a result of restructuring-related charges, impairment of assets, and certain other charges, as previously discussed. Net income per diluted share for the three months ended September 29, 2018 also reflected the favorable impact of $0.06 per share related to a measurement period adjustment recorded in connection with the TCJA, as previously discussed.

Six Months Ended September 29, 2018 Compared to Six Months Ended September 30, 2017
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Six Months Ended
	September 29, 2018	September 30, 2017	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$3,081.5	$3,011.3	$70.2	2.3%
Cost of goods sold	(1,156.5)	(1,164.3)	7.8	(0.7%)
Gross profit	1,925.0	1,847.0	78.0	4.2%
Gross profit as % of net revenues	62.5%	61.3%		120 bps
Selling, general, and administrative expenses	(1,535.5)	(1,487.1)	(48.4)	3.3%
SG&A expenses as % of net revenues	49.8%	49.4%		40 bps
Impairment of assets	(11.1)	(20.9)	9.8	(47.2%)
Restructuring and other charges	(38.3)	(55.4)	17.1	(30.7%)
Operating income	340.1	283.6	56.5	19.9%
Operating income as % of net revenues	11.0%	9.4%		160 bps
Interest expense	(10.4)	(9.6)	(0.8)	8.4%
Interest income	19.6	4.3	15.3	NM
Other expense, net	(1.6)	(0.3)	(1.3)	NM
Income before income taxes	347.7	278.0	69.7	25.1%
Income tax provision	(68.4)	(74.7)	6.3	(8.3%)
Effective tax rate(a)	19.7%	26.9%		(720 bps)
Net income	$279.3	$203.3	$76.0	37.4%
Net income per common share:
Basic	$3.42	$2.49	$0.93	37.3%
Diluted	$3.37	$2.47	$0.90	36.4%

(a)	Effective tax rate is calculated by dividing the income tax provision by income before income taxes.
NM Not meaningful.
Net Revenues.    Net revenues increased by $70.2 million, or 2.3%, to $3.082 billion during the six months ended September 29, 2018 as compared to the six months ended September 30, 2017, including net favorable foreign currency effects of $19.7 million. On a constant currency basis, net revenues increased by $50.5 million, or 1.7%.
The following table summarizes the percentage change in our consolidated comparable store sales for the six months ended September 29, 2018 as compared to the prior fiscal year period:

% Change
Digital commerce comparable store sales	3%
Comparable store sales excluding digital commerce	(2%)
Total comparable store sales	(1%)
Our global average store count increased by 26 stores and concession shops during the six months ended September 29, 2018 compared with the six months ended September 30, 2017, largely driven by new openings in Asia.

Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the comparable prior year period, are provided below:

	Six Months Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	September 29, 2018	September 30, 2017	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$1,585.8	$1,585.3	$0.5	$(0.8)	$1.3	—%	0.1%
Europe	809.8	786.5	23.3	17.8	5.5	3.0%	0.7%
Asia	492.7	425.9	66.8	2.6	64.2	15.7%	15.1%
Other non-reportable segments	193.2	213.6	(20.4)	0.1	(20.5)	(9.6%)	(9.6%)
Total net revenues	$3,081.5	$3,011.3	$70.2	$19.7	$50.5	2.3%	1.7%
North America net revenues — Net revenues increased sightly by $0.5 million during the six months ended September 29, 2018 as compared to the six months ended September 30, 2017, including net unfavorable foreign currency effects of $0.8 million. On a constant currency basis, net revenues increased by $1.3 million, or 0.1%.
The $0.5 million net increase in North America net revenues was driven by:

•
a $2.2 million net increase related to our North America retail business, inclusive of net unfavorable foreign currency effects of $0.5 million. On a constant currency basis, net revenues increased by $2.7 million driven by an increase of $10.5 million in non-comparable store sales, partially offset by a decline of $7.8 million in comparable store sales. The decline in comparable store sales was primarily driven by the timing of Easter, which benefited the fourth quarter of Fiscal 2018. Excluding the impact of Easter timing, comparable store sales were approximately flat as compared to the prior fiscal year period. The following table summarizes the percentage change in comparable store sales related to our North America retail business:

% Change
Digital commerce comparable store sales	4%
Comparable store sales excluding digital commerce	(2%)
Total comparable store sales	(1%)
This increase was partially offset by a $1.7 million net decrease related to our North America wholesale business, largely driven by a strategic reduction of shipments and points of distribution in connection with our long-term growth strategy, partially offset by a shift in timing of certain shipments.
Europe net revenues — Net revenues increased by $23.3 million, or 3.0%, during the six months ended September 29, 2018 as compared to the six months ended September 30, 2017, including net favorable foreign currency effects of $17.8 million. On a constant currency basis, net revenues increased by $5.5 million, or 0.7%.
The $23.3 million net increase in Europe net revenues was driven by:

•
a $20.5 million net increase related to our Europe wholesale business, primarily driven by higher sales due to stronger demand and a shift in the timing of certain shipments, as well as net favorable foreign currency effects of $4.7 million; and

•
a $2.8 million net increase related to our Europe retail business, inclusive of net favorable foreign currency effects of $13.1 million. On a constant currency basis, net revenues decreased by $10.3 million driven by a decline of $23.5 million in comparable store sales largely attributable to assortment and inventory challenges and a decline in traffic, partially offset by an increase of $13.2 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Europe retail business:

% Change
Digital commerce comparable store sales	1%
Comparable store sales excluding digital commerce	(7%)
Total comparable store sales	(6%)
Asia net revenues — Net revenues increased by $66.8 million, or 15.7%, during the six months ended September 29, 2018 as compared to the six months ended September 30, 2017, including net favorable foreign currency effects of $2.6 million. On a constant currency basis, net revenues increased by $64.2 million, or 15.1%.
The $66.8 million net increase in Asia net revenues was driven by:

•
a $57.7 million net increase related to our Asia retail business, inclusive of net favorable foreign currency effects of $3.0 million. On a constant currency basis, net revenues increased by $54.7 million, reflecting increases of $33.4 million in non-comparable store sales driven by new store openings and $21.3 million in comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Asia retail business:

% Change
Digital commerce comparable store sales	57%
Comparable store sales excluding digital commerce	5%
Total comparable store sales	6%

•	a $9.1 million net increase related to our Asia wholesale business, primarily driven by our expansion in Japan, South Korea, Australia, and Southeast Asia.
Gross Profit.    Gross profit increased by $78.0 million, or 4.2%, to $1.925 billion for the six months ended September 29, 2018. The increase in gross profit included a net favorable foreign currency effect of $20.5 million. Gross profit as a percentage of net revenues increased to 62.5% for the six months ended September 29, 2018 from 61.3% for the six months ended September 30, 2017. The 120 basis point increase was primarily driven by improved pricing and lower levels of promotional activity in connection with our long-term growth strategy, as well as favorable product and geographic mix.
Selling, General, and Administrative Expenses.    SG&A expenses increased by $48.4 million, or 3.3%, to $1.536 billion for the six months ended September 29, 2018. This increase included a net unfavorable foreign currency effect of $10.9 million. SG&A expenses as a percentage of net revenues increased to 49.8% for the six months ended September 29, 2018 from 49.4% for the six months ended September 30, 2017. The 40 basis point increase was primarily due to our increased marketing investment and the unfavorable impact attributable to geographic and channel mix, as a greater portion of our revenue was generated by our international retail businesses (which typically carry higher operating expense margins).
The $48.4 million net increase in SG&A expenses was driven by:

Six Months Ended September 29, 2018 Compared to Six Months Ended September 30, 2017
(millions)
SG&A expense category:
Marketing and advertising expenses	$27.6
Selling-related expenses	15.3
Consulting fees	8.9
Compensation-related expenses	8.0
Depreciation and amortization expense	(6.6)
Other	(4.8)
Total change in SG&A expenses	$48.4

Impairment of Assets. During the six-month periods ended September 29, 2018 and September 30, 2017, we recorded non-cash impairment charges of $11.1 million and $20.9 million, respectively, to write off certain fixed assets related to our domestic and international stores, shop-within-shops, and corporate offices. See Note 7 to the accompanying consolidated financial statements.
Restructuring and Other Charges. During the six-month periods ended September 29, 2018 and September 30, 2017, we recorded restructuring charges of $27.1 million and $43.9 million, respectively, in connection with our restructuring plans, consisting of severance and benefit costs, lease termination and store closure costs, and other cash charges. In addition, during the six months ended September 29, 2018, we recorded other charges of $11.2 million primarily related to depreciation expense associated with our former Polo store at 711 Fifth Avenue in New York City and our customs audit. During the six months ended September 30, 2017, we recorded net other charges of $11.5 million primarily related to depreciation expense associated with our former Polo store at 711 Fifth Avenue, the departure of Mr. Stefan Larsson, and the reversal of reserves associated with the settlement of certain non-income tax issues. See Note 8 to the accompanying consolidated financial statements.
Operating Income.    Operating income increased by $56.5 million, or 19.9%, to $340.1 million for the six months ended September 29, 2018. Our operating results during the six-month periods ended September 29, 2018 and September 30, 2017 were negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $49.4 million and $77.6 million, respectively, as previously discussed. The increase in operating income also included a net favorable foreign currency effect of $9.6 million. Operating income as a percentage of net revenues increased to 11.0% for the six months ended September 29, 2018 from 9.4% for the six months ended September 30, 2017. The 160 basis point increase was primarily driven by the net decline in restructuring-related charges, impairment of assets, and certain other charges and the increase in our gross profit margin, partially offset by the increase in SG&A expenses as a percentage of net revenues, all as previously discussed.
Operating income and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the comparable prior year period, are provided below:

	Six Months Ended
	September 29, 2018		September 30, 2017
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$369.7	23.3%	$352.7	22.2%	$17.0	110 bps
Europe	200.5	24.8%	192.6	24.5%	7.9	30 bps
Asia	75.4	15.3%	56.7	13.3%	18.7	200 bps
Other non-reportable segments	55.3	28.6%	59.8	28.0%	(4.5)	60 bps
	700.9		661.8		39.1
Unallocated corporate expenses	(322.5)		(322.8)		0.3
Unallocated restructuring and other charges	(38.3)		(55.4)		17.1
Total operating income	$340.1	11.0%	$283.6	9.4%	$56.5	160 bps
North America operating margin improved by 110 basis points, primarily due to the favorable impact of 120 basis points related to our wholesale business, largely driven by a decline in SG&A expenses as a percentage of net revenues and an increase in our gross profit margin. Our retail business did not have a meaningful impact on the change in our North America operating margin, as an increase in SG&A expenses as a percentage of net revenues was largely offset by an increase in our gross margin.
Europe operating margin improved by 30 basis points, primarily due to the favorable impacts of 90 basis points related to foreign currency effects and 20 basis points related to lower non-cash charges recorded in connection with our restructuring plans during the six months ended September 29, 2018 as compared to the prior fiscal year period. Excluding the impact of these items, operating margin reflected a decline of 80 basis points related to our retail business, largely driven by an increase in SG&A expenses as a percentage of net revenues.
Asia operating margin improved by 200 basis points, primarily due to the favorable impacts of 160 basis points related to our retail business and 90 basis points related to our wholesale business, both largely driven by a decline in SG&A expenses as a percentage of net revenues. The increase also reflected the favorable impact of 30 basis points related to channel mix. These increases in operating margin were partially offset by 60 basis points related to higher non-cash charges recorded in connection with our restructuring plans during the six months ended September 29, 2018 as compared to the prior fiscal year period, and unfavorable foreign currency effects of 20 basis points.
Unallocated corporate expenses decreased slightly by $0.3 million to $322.5 million during the six months ended September 29, 2018. The decline in unallocated corporate expenses was primarily due to lower impairment of asset charges of $9.0 million, lower compensation-related expenses of $7.9 million, lower depreciation and amortization of $4.3 million, and lower other expenses of $2.7 million, partially offset by higher consulting fees of $12.4 million and higher marketing and advertising expenses of $11.2 million.
Unallocated restructuring and other charges decreased by $17.1 million to $38.3 million during the six months ended September 29, 2018, as previously discussed above and in Note 8 to the accompanying consolidated financial statements.
Non-operating Income (Expense), Net. During the six months ended September 29, 2018, we reported non-operating income, net, of $7.6 million, as compared to non-operating expense, net, of $5.6 million for the six months ended September 30, 2017. The $13.2 million improvement was primarily driven by higher interest income of $15.3 million due to the increased balance of our investment portfolio, as well as a favorable shift to higher interest rate environments attributable to recent cash repatriations from our foreign subsidiaries.
Income Tax Provision.    The income tax provision decreased to $68.4 million for the six months ended September 29, 2018, from $74.7 million for the six months ended September 30, 2017. The $6.3 million decrease in the provision for income taxes was primarily due to the 720 basis point decline in our effective tax rate, partially offset by the increase in pretax income. The decline in our effective tax rate was primarily due to a net favorable change related to tax effects of stock-based compensation award settlements. Our effective tax rate during the six months ended September 29, 2018 also reflected the favorable impact of 130 basis points related to a $4.7 million measurement period adjustment recorded in connection with the TCJA.
Net Income.    Net income increased to $279.3 million for the six months ended September 29, 2018, from $203.3 million for the six months ended September 30, 2017. The $76.0 million increase in net income was primarily due to the increase in operating income and higher interest income, as previously discussed. Our operating results during the six-month periods ended September 29, 2018 and September 30, 2017 were also negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $49.4 million and $77.6 million, respectively, which had an after-tax effect of reducing net income by $39.5 million and $51.9 million, respectively. Net income during the six months ended September 29, 2018 also reflected the favorable impact of $4.7 million related to a measurement period adjustment recorded in connection with TCJA, as previously discussed.
Net Income per Diluted Share.    Net income per diluted share increased to $3.37 for the six months ended September 29, 2018, from $2.47 for the six months ended September 30, 2017. The $0.90 per share increase was due to the higher level of net income, as previously discussed. Net income per diluted share for the six-month periods ended September 29, 2018 and September 30, 2017 were also negatively impacted by $0.48 per share and $0.63 per share, respectively, as a result of restructuring-related charges, impairment of assets, and certain other charges, as previously discussed. Net income per diluted share for the six months ended September 29, 2018 also reflected the favorable impact of $0.06 per share related to a measurement period adjustment recorded in connection with the TCJA, as previously discussed.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of September 29, 2018 and March 31, 2018:

	September 29, 2018	March 31, 2018	$ Change
	(millions)
Cash and cash equivalents	$553.1	$1,304.6	$(751.5)
Short-term investments	1,319.5	699.4	620.1
Non-current investments(a)	69.9	86.2	(16.3)
Short-term debt(b)	—	(10.1)	10.1
Current portion of long-term debt(b)	—	(298.1)	298.1
Long-term debt(b)	(683.9)	(288.0)	(395.9)
Net cash and investments(c)	$1,258.6	$1,494.0	$(235.4)
Equity	$3,462.0	$3,457.4	$4.6

(a)	Recorded within other non-current assets in our consolidated balance sheets.

(b)	See Note 10 to the accompanying consolidated financial statements for discussion of the carrying values of our debt.

(c)	"Net cash and investments" is defined as cash and cash equivalents, plus short-term and non-current investments, less total debt.
The decrease in our net cash and investments position at September 29, 2018 as compared to March 31, 2018 was primarily due to our use of cash to support Class A common stock repurchases of $223.9 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to invest in our business through $93.1 million in capital expenditures, and to make dividend payments of $91.3 million, partially offset by our operating cash flows of $213.0 million.
The slight increase in equity was primarily attributable to our comprehensive income and the impact of stock-based compensation arrangements, offset by our share repurchase activity and dividends declared during the six months ended September 29, 2018.
Cash Flows
The following table details our cash flows for the six-month periods ended September 29, 2018 and September 30, 2017:

	Six Months Ended
	September 29, 2018	September 30, 2017	$ Change
	(millions)
Net cash provided by operating activities	$213.0	$437.0	$(224.0)
Net cash provided by (used in) investing activities	(732.8)	86.7	(819.5)
Net cash used in financing activities	(218.5)	(109.8)	(108.7)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(20.7)	33.2	(53.9)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(759.0)	$447.1	$(1,206.1)

Net Cash Provided by Operating Activities.    Net cash provided by operating activities decreased to $213.0 million during the six months ended September 29, 2018, as compared to $437.0 million during the six months ended September 30, 2017. The $224.0 million net decline in cash provided by operating activities was due to a net unfavorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period, partially offset by an increase in net income before non-cash charges. The net unfavorable change related to our working capital was primarily driven by:

•	a year-over-year increase in our inventory levels largely due to the timing of certain inventory receipts, as well as to support our revenue growth;

•	an unfavorable change related to accrued expenses and other current liabilities largely driven by fluctuations associated with our derivative instruments; and

•	an unfavorable change related to our prepaid expenses and other current assets, largely driven by the timing of cash payments.
Net Cash Provided by (Used in) Investing Activities.    Net cash used in investing activities was $732.8 million during the six months ended September 29, 2018, as compared to net cash provided by investing activities of $86.7 million during the six months ended September 30, 2017. The $819.5 million net increase in cash used in investing activities was primarily driven by:

•
a $776.4 million increase in purchases of investments, less proceeds from sales and maturities of investments. During the six months ended September 29, 2018, we made net investment purchases of $611.4 million, as compared to receiving net proceeds from sales and maturities of investments of $165.0 million during the six months ended September 30, 2017;

•	a $23.8 million increase in payments to settle net investment hedges; and

•
an $18.4 million increase in capital expenditures. During the six months ended September 29, 2018, we spent $93.1 million on capital expenditures, as compared to $74.7 million during the six months ended September 30, 2017. Our capital expenditures during the six months ended September 29, 2018 primarily related to new store openings, retail and department store renovations, and enhancements to our information technology systems.

Net Cash Used in Financing Activities.    Net cash used in financing activities was $218.5 million during the six months ended September 29, 2018, as compared to $109.8 million during the six months ended September 30, 2017. The $108.7 million net increase in cash used in financing activities was primarily driven by:

•
a $209.3 million increase in cash used to repurchase shares of our Class A common stock. During the six months ended September 29, 2018, we used $192.3 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $31.6 million in shares of Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our long-term stock incentive plans. On a comparative basis, during the six months ended September 30, 2017, $14.6 million in shares of Class A common stock were surrendered or withheld for taxes.

This increase in cash used in financing activities was partially offset by:

•
an $88.2 million increase in cash proceeds from the issuance of debt, less debt repayments. During the six months ended September 29, 2018, we received $398.1 million in proceeds from our issuance of 3.750% unsecured senior notes in August 2018, a portion of which was used to repay $300.0 million of our 2.125% unsecured senior notes that matured in September 2018. Additionally, during the six months ended September 29, 2018, we repaid $9.9 million of borrowings previously outstanding under our credit facilities. On a comparative basis, during the six months ended September 30, 2017, we did not issue or repay any debt; and

•	a $21.7 million increase in proceeds from exercise of stock options.
Sources of Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, our available cash and cash equivalents and short-term investments, availability under our credit facilities, our issuances of commercial paper notes, and other available financing options.

During the six months ended September 29, 2018, we generated $213.0 million of net cash flows from our operations. As of September 29, 2018, we had $1.873 billion in cash, cash equivalents, and short-term investments, of which $600.5 million were held by our subsidiaries domiciled outside the U.S. We are not dependent on foreign cash to fund our domestic operations. Given recent changes to the taxation of undistributed foreign earnings in connection with the TCJA (as discussed within "Recent Developments"), we have reevaluated our permanent reinvestment assertion and determined that undistributed foreign earnings that were subject to the TCJA's one-time mandatory transition tax were no longer considered to be permanently reinvested, effective December 31, 2017. In connection with this decision, we repatriated $252 million of cash to the U.S. from certain of our foreign subsidiaries during the fourth quarter of Fiscal 2018, and we repatriated an additional $400 million and $179 million during the first and second quarters of Fiscal 2019, respectively, all of which relate to earnings previously taxed under the TCJA. The mandatory transition tax does not apply to undistributed foreign earnings generated after December 31, 2017, and therefore we intend to permanently reinvest any such earnings. However, if our plans change and we choose to repatriate post-2017 earnings to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.
The following table presents our total availability, borrowings outstanding, and remaining availability under our credit facilities and Commercial Paper Program as of September 29, 2018:

	September 29, 2018
Description(a)	Total Availability	Borrowings Outstanding		Remaining Availability
	(millions)
Global Credit Facility and Commercial Paper Program(b)	$500	$10	(c)	$490
Pan-Asia Credit Facilities(d)	49	—		49

(a)	As defined in Note 10 to the accompanying consolidated financial statements.

(b)
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility. Accordingly, we do not expect combined borrowings outstanding under the Commercial Paper Program and the Global Credit Facility to exceed $500 million.

(c)	Represents outstanding letters of credit for which we were contingently liable under the Global Credit Facility as of September 29, 2018.

(d)
During the third quarter of Fiscal 2019, we renewed the South Korea Credit Facility with a reduced borrowing capacity of up to 30 billion South Korean Won (approximately $27 million). Accordingly, our total availability under the Pan-Asia Credit Facilities was reduced to approximately $34 million during the third quarter of Fiscal 2019. See Note 10 to the accompanying consolidated financial statements.

We believe that our Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of September 29, 2018, there were nine financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 20%. Borrowings under the Pan-Asia Credit Facilities are guaranteed by the parent company and are granted at the sole discretion of the participating regional branches of JPMorgan Chase (the "Banks"), subject to availability of the Banks' funds and satisfaction of certain regulatory requirements. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Global Credit Facility and the Pan-Asia Credit Facilities in the event of our election to draw funds in the foreseeable future.
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

Common Stock Repurchase Program
On June 4, 2018, our Board of Directors approved an expansion of our existing common stock repurchase program that allows us to repurchase up to an additional $1.000 billion of Class A Common stock. As of September 29, 2018, the remaining availability under our Class A common stock repurchase program was approximately $907 million. Repurchases of shares of Class A common stock are subject to overall business and market conditions.
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
Debt and Covenant Compliance
In August 2015, we completed a registered public debt offering and issued $300 million aggregate principal amount of unsecured senior notes due August 18, 2020, which bear interest at a fixed rate of 2.625%, payable semi-annually (the "2.625% Senior Notes"). In August 2018, we completed another registered public debt offering and issued an additional $400 million aggregate principal amount of unsecured senior notes due September 15, 2025, which bear interest at a fixed rate of 3.750%, payable semi-annually (the "3.750% Senior Notes").
The indenture and supplemental indentures governing the 2.625% Senior Notes and 3.750% Senior Notes (as supplemented, the "Indenture") contain certain covenants that restrict our ability, subject to specified exceptions, to incur certain liens; enter into sale and leaseback transactions; consolidate or merge with another party; or sell, lease, or convey all or substantially all of our property or assets to another party. However, the Indenture does not contain any financial covenants.
The Global Credit Facility contains a number of covenants, as described in Note 10 to the accompanying consolidated financial statements. As of September 29, 2018, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility. The Pan-Asia Credit Facilities do not contain any financial covenants.
See Note 10 to the accompanying consolidated financial statements and Note 11 of the Fiscal 2018 10-K for additional information relating to our debt and covenant compliance.
Contractual and Other Obligations
During the first quarter of Fiscal 2019, we entered into a 16-year lease with optional renewal periods for a new corporate office in New Jersey, which we expect to take possession of during our fiscal year 2020. Additionally, during the third quarter of Fiscal 2019, we amended an existing lease agreement for a corporate office in New York City, whereby we expanded the square footage to be leased and extended the lease term through December 31, 2029, with optional renewal periods. The following table summarizes our future minimum rental payments relating to these lease agreements:

	Remainder of Fiscal 2019	Fiscal 2020-2021	Fiscal 2022-2023	Fiscal 2024 and Thereafter	Total
	(millions)
Minimum lease payments(a)	$—	$29.6	$55.2	$261.8	$346.6

(a)
Excludes future minimum rental payments related to the original lease term and space for the corporate office in New York City, which were included in the minimum lease payments disclosed in the Fiscal 2018 10-K, as referenced below.

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
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts will fail to meet their contractual obligations. To mitigate this counterparty credit risk, we have a policy of only entering into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. Our established policies and procedures for mitigating credit risk from derivative transactions include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties, when possible, to mitigate credit risk associated with our derivative instruments. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of September 29, 2018. However, we do have in aggregate $9.2 million of derivative instruments in net asset positions with five creditworthy financial institutions.
Foreign Currency Risk Management
We manage our exposure to changes in foreign currency exchange rates through the use of forward foreign currency exchange and cross-currency swap contracts. See Note 12 to the accompanying consolidated financial statements for a summary of the notional amounts and fair values of our forward foreign currency exchange and cross-currency swap contracts outstanding as of September 29, 2018.
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
Cross-Currency Swap Contracts
During our fiscal year ended April 2, 2016 ("Fiscal 2016"), we entered into two pay-floating rate, receive-floating rate cross-currency swaps, with notional amounts of €280 million and €274 million, which we designated as hedges of our net investment in certain of our European subsidiaries. The €280 million notional cross-currency swap, which was settled during the second quarter of Fiscal 2019, swapped the U.S. Dollar-denominated variable interest rate payments based on the 3-month London Interbank Offered Rate ("LIBOR") plus a fixed spread (as paid under the 2.125% Interest Rate Swap discussed below) for Euro-denominated variable interest rate payments based on the 3-month Euro Interbank Offered Rate ("EURIBOR") plus a fixed spread, which, in conjunction with the 2.125% Interest Rate Swap, economically converted our previously-outstanding $300 million fixed-rate 2.125% Senior Notes obligation to a €280 million floating-rate Euro-denominated obligation. Similarly, the €274 million notional cross-currency swap, which matures on August 18, 2020, swaps the U.S. Dollar-denominated variable interest rate payments based on 3-month LIBOR plus a fixed spread (as paid under the 2.625% Interest Rate Swap discussed above) for Euro-denominated variable interest rate payments based on 3-month EURIBOR plus a fixed spread, which, in conjunction with the

2.625% Interest Rate Swap, economically converts our $300 million fixed-rate 2.625% Senior Notes obligation to a €274 million floating-rate Euro-denominated obligation.
Additionally, in August 2018, we entered into pay-fixed rate, receive-fixed rate cross-currency swap contracts with an aggregate notional amount of €346 million which we designated as hedges of our net investment in certain of our European subsidiaries. These contracts, which mature on September 15, 2025, swap the U.S. Dollar-denominated fixed interest rate payments on our 3.750% Senior Notes for Euro-denominated 1.29% fixed interest rate payments, thereby economically converting our $400 million fixed-rate 3.750% Senior Notes obligation to a €346 million fixed-rate 1.29% Euro-denominated obligation.
See Note 3 to the accompanying consolidated financial statements for further discussion of our foreign currency exposures, and the types of derivative instruments used to hedge those exposures.
Interest Rate Risk Management
During Fiscal 2016, we entered into two pay-floating rate, receive-fixed rate interest rate swap contracts which we designated as hedges against changes in the respective fair values of our fixed-rate 2.125% Senior Notes and our fixed-rate 2.625% Senior Notes attributed to changes in the benchmark interest rate. The interest rate swap related to the 2.125% Senior Notes (the "2.125% Interest Rate Swap"), which matured on September 26, 2018 in conjunction with the maturity of the related debt, had a notional amount of $300 million and swapped the fixed interest rate on the 2.125% Senior Notes for a variable interest rate based on 3-month LIBOR plus a fixed spread. The interest rate swap related to the 2.625% Senior Notes (the "2.625% Interest Rate Swap"), which matures on August 18, 2020 and also has a notional amount of $300 million, swaps the fixed interest rate on the 2.625% Senior Notes for a variable interest rate based on 3-month LIBOR plus a fixed spread.
Investment Risk Management
As of September 29, 2018, we had cash and cash equivalents on-hand of $553.1 million, consisting of deposits in interest bearing accounts, investments in money market deposit accounts, and investments in time deposits and commercial paper with original maturities of 90 days or less. Our other significant investments included $1.320 billion of short-term investments, consisting of investments in time deposits and commercial paper with original maturities greater than 90 days; $43.4 million of restricted cash placed in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters and real estate leases; and $69.9 million of investments with maturities greater than one year, consisting of time deposits.
We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed further below. Our investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in our investment policy. See Note 12 to the accompanying consolidated financial statements for further detail of the composition of our investment portfolio as of September 29, 2018.
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
Goodwill Impairment Assessment
We performed our annual goodwill impairment assessment using a qualitative approach as of the beginning of the second quarter of Fiscal 2019. In performing the assessment, we identified and considered the significance of relevant key factors, events, and circumstances that affected the fair values and/or carrying amounts of our reporting units with allocated goodwill. These factors included external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as our actual and expected financial performance. Additionally, the results of our most recent quantitative goodwill impairment test indicated that the fair values of these reporting units significantly exceeded their respective carrying values. Based on the results of our qualitative goodwill impairment assessment, we concluded that it is not more likely than not that the fair values of our reporting units are less than their respective carrying values, and there were no reporting units at risk of impairment.
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
We carried out an evaluation based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our principal executive and principal financial officers have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of September 29, 2018.
There has been no change in the Company's internal control over financial reporting during the fiscal quarter ended September 29, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
No shares of the Company's Class B common stock were converted into Class A common stock during the three months ended September 29, 2018.

(b)	Not Applicable

(c)	Stock Repurchases
The following table sets forth the repurchases of shares of the Company's Class A common stock during the three months ended September 29, 2018:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(a)
					(millions)
July 1, 2018 to July 28, 2018	794	(b)	$127.50	—	$1,000
July 29, 2018 to August 25, 2018	244,556	(c)	129.75	243,806	968
August 26, 2018 to September 29, 2018	471,928	(d)	131.74	460,660	907
	717,278			704,466

(a)
On June 4, 2018, the Company's Board of Directors approved an expansion of the program that allows it to repurchase up to an additional $1.000 billion of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions.

(b)	Represents shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.

(c)	Includes 750 shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.

(d)	Includes 11,268 shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.

Item 6.	Exhibits.

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1/A (File No. 333-24733) filed June 10, 1997).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Form 8-K filed August 16, 2011).
3.3	Fourth Amended and Restated By-Laws of the Company (filed as Exhibit 3.3 to the Form 10-Q filed on August 10, 2017).
4.1
Third Supplemental Indenture, dated as of August 9, 2018, by and between Ralph Lauren Corporation and Wells Fargo Bank, National Association (filed as Exhibit 4.2 to the Form 8-K filed on August 9, 2018).

10.1
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Amended and Restated 2010 Long-Term Stock Incentive Plan† (filed as Exhibit 10.1 to the Form 10-Q filed on August 3, 2018).

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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at September 29, 2018 and March 31, 2018, (ii) the Consolidated Statements of Operations for the three-month and six-month periods ended September 29, 2018 and September 30, 2017, (iii) the Consolidated Statements of Comprehensive Income for the three-month and six-month periods ended September 29, 2018 and September 30, 2017, (iv) the Consolidated Statements of Cash Flows for the six-month periods ended September 29, 2018 and September 30, 2017, and (v) the Notes to the Consolidated Financial Statements.

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

Date: November 8, 2018

