Form 10-Q
period 2018-12-29
RALPH LAUREN CORP
filed 2019-02-07
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At February 1, 2019, 52,740,676 shares of the registrant's Class A common stock, $.01 par value, and 25,881,276 shares of the registrant's Class B common stock, $.01 par value, were outstanding.

RALPH LAUREN CORPORATION
INDEX

		Page

PART I. FINANCIAL INFORMATION (Unaudited)
Item 1.	Financial Statements:
	Consolidated Balance Sheets	2
	Consolidated Statements of Operations	3
	Consolidated Statements of Comprehensive Income (Loss)	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	67
Item 4.	Controls and Procedures	67

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	67
Item 1A.	Risk Factors	67
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67
Item 6.	Exhibits	68
Signatures		69

EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101	INSTANCE DOCUMENT
EX-101	SCHEMA DOCUMENT
EX-101	CALCULATION LINKBASE DOCUMENT
EX-101	LABELS LINKBASE DOCUMENT
EX-101	PRESENTATION LINKBASE DOCUMENT
EX-101	DEFINITION LINKBASE DOCUMENT

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 29, 2018	March 31, 2018
	(millions) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$680.5	$1,304.6
Short-term investments	1,382.5	699.4
Accounts receivable, net of allowances of $212.9 million and $222.2 million	304.0	421.4
Inventories	914.5	761.3
Income tax receivable	34.4	38.0
Prepaid expenses and other current assets	380.5	323.7
Total current assets	3,696.4	3,548.4
Property and equipment, net	1,079.3	1,186.3
Deferred tax assets	76.5	86.6
Goodwill	924.8	950.5
Intangible assets, net	169.5	188.0
Other non-current assets	145.5	183.5
Total assets	$6,092.0	$6,143.3
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$—	$10.1
Current portion of long-term debt	—	298.1
Accounts payable	169.1	165.6
Income tax payable	67.6	30.0
Accrued expenses and other current liabilities	1,037.0	1,083.4
Total current liabilities	1,273.7	1,587.2
Long-term debt	686.8	288.0
Income tax payable	152.2	124.8
Non-current liability for unrecognized tax benefits	88.5	79.2
Other non-current liabilities	536.9	606.7
Commitments and contingencies (Note 13)
Total liabilities	2,738.1	2,685.9
Equity:
Class A common stock, par value $.01 per share; 102.8 million and 102.0 million shares issued; 52.7 million and 55.4 million shares outstanding	1.0	1.0
Class B common stock, par value $.01 per share; 25.9 million shares issued and outstanding	0.3	0.3
Additional paid-in-capital	2,470.5	2,383.4
Retained earnings	5,996.3	5,752.2
Treasury stock, Class A, at cost; 50.1 million and 46.6 million shares	(5,012.9)	(4,581.0)
Accumulated other comprehensive loss	(101.3)	(98.5)
Total equity	3,353.9	3,457.4
Total liabilities and equity	$6,092.0	$6,143.3
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
	(millions, except per share data) (unaudited)
Net revenues	$1,725.8	$1,641.8	$4,807.3	$4,653.1
Cost of goods sold	(666.3)	(645.6)	(1,822.8)	(1,809.9)
Gross profit	1,059.5	996.2	2,984.5	2,843.2
Selling, general, and administrative expenses	(823.4)	(779.8)	(2,358.9)	(2,266.9)
Impairment of assets	(2.2)	(3.9)	(13.3)	(24.8)
Restructuring and other charges	(40.1)	(23.3)	(78.4)	(78.7)
Total other operating expenses, net	(865.7)	(807.0)	(2,450.6)	(2,370.4)
Operating income	193.8	189.2	533.9	472.8
Interest expense	(5.2)	(4.8)	(15.6)	(14.4)
Interest income	9.9	3.3	29.5	7.6
Other income (expense), net	1.0	(1.4)	(0.6)	(1.7)
Income before income taxes	199.5	186.3	547.2	464.3
Income tax provision	(79.5)	(268.1)	(147.9)	(342.8)
Net income (loss)	$120.0	$(81.8)	$399.3	$121.5
Net income (loss) per common share:
Basic	$1.50	$(1.00)	$4.92	$1.49
Diluted	$1.48	$(1.00)	$4.85	$1.47
Weighted average common shares outstanding:
Basic	80.2	81.7	81.1	81.7
Diluted	81.2	81.7	82.3	82.5
Dividends declared per share	$0.625	$0.50	$1.875	$1.50
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
	(millions) (unaudited)
Net income (loss)	$120.0	$(81.8)	$399.3	$121.5
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	(0.3)	3.0	(37.2)	90.7
Net gains (losses) on cash flow hedges	6.8	2.3	34.3	(22.0)
Net gains (losses) on defined benefit plans	—	(0.5)	0.1	(0.9)
Other comprehensive income (loss), net of tax	6.5	4.8	(2.8)	67.8
Total comprehensive income (loss)	$126.5	$(77.0)	$396.5	$189.3
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 29, 2018	December 30, 2017
	(millions) (unaudited)
Cash flows from operating activities:
Net income	$399.3	$121.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	212.0	219.4
Deferred income tax expense (benefit)	13.7	(8.0)
Loss on sale of property	11.6	—
Non-cash stock-based compensation expense	65.3	56.3
Non-cash impairment of assets	13.3	24.8
Non-cash restructuring-related inventory charges	3.1	1.3
Other non-cash charges	7.6	10.3
Changes in operating assets and liabilities:
Accounts receivable	105.9	158.9
Inventories	(179.3)	(11.6)
Prepaid expenses and other current assets	(75.7)	(4.2)
Accounts payable and accrued liabilities	24.9	105.0
Income tax receivables and payables	82.7	279.7
Deferred income	(10.6)	3.8
Other balance sheet changes	9.3	(6.1)
Net cash provided by operating activities	683.1	951.1
Cash flows from investing activities:
Capital expenditures	(149.2)	(123.0)
Purchases of investments	(2,627.8)	(985.5)
Proceeds from sales and maturities of investments	1,975.2	795.3
Acquisitions and ventures	(4.5)	(4.6)
Proceeds from sale of property	20.0	—
Settlement of net investment hedges	(23.8)	—
Net cash used in investing activities	(810.1)	(317.8)
Cash flows from financing activities:
Repayments of short-term debt	(9.9)	—
Proceeds from the issuance of long-term debt	398.1	—
Repayments of long-term debt	(300.0)	—
Payments of capital lease obligations	(14.8)	(21.2)
Payments of dividends	(141.6)	(121.7)
Repurchases of common stock, including shares surrendered for tax withholdings	(431.9)	(15.9)
Proceeds from exercise of stock options	21.8	0.1
Other financing activities	(2.8)	—
Net cash used in financing activities	(481.1)	(158.7)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(23.9)	36.8
Net increase (decrease) in cash, cash equivalents, and restricted cash	(632.0)	511.4
Cash, cash equivalents, and restricted cash at beginning of period	1,355.5	711.8
Cash, cash equivalents, and restricted cash at end of period	$723.5	$1,223.2
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
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2019 will end on March 30, 2019 and will be a 52-week period ("Fiscal 2019"). Fiscal year 2018 ended on March 31, 2018 and was also a

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

52-week period ("Fiscal 2018"). The third quarter of Fiscal 2019 ended on December 29, 2018 and was a 13-week period. The third quarter of Fiscal 2018 ended on December 30, 2017 and was also a 13-week period.
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
Seasonality of Business
The Company's business is typically affected by seasonal trends, with higher levels of wholesale sales in its second and fourth fiscal quarters and higher retail sales in its second and third fiscal quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school, and holiday shopping periods impacting our retail business. As a result of changes in our business, consumer spending patterns, and the macroeconomic environment, historical quarterly operating trends and working capital requirements may not be indicative of our future performance. In addition, fluctuations in sales, operating income, and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, the Company's operating results and cash flows for the three-month and nine-month periods ended December 29, 2018 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2019.

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
Revenue from the Company's licensing arrangements is recognized over time during the period that licensees are provided access to the Company's trademarks (i.e., symbolic intellectual property) and benefit from such access through their sales of licensed products. These arrangements require licensees to pay a sales-based royalty, which for certain arrangements may be subject to a contractually-guaranteed minimum royalty amount. Payments are generally due quarterly and, depending on time of receipt, may be recorded as a liability until recognized as revenue. The Company recognizes revenue for its sales-based royalty arrangements (including those for which the royalty exceeds any contractually-guaranteed minimum royalty amount) as licensed products are sold by the licensee. If a sales-based royalty is not ultimately expected to exceed a contractually-guaranteed minimum royalty amount, the minimum is recognized as revenue ratably over the contractual period. This sales-based output measure of progress and pattern of recognition best represents the value transferred to the licensee over the term of the arrangement, as well as the consideration that the Company is entitled to in exchange for providing access to its trademarks. As of December 29, 2018, contractually-guaranteed minimum royalty amounts expected to be recognized as revenue during future periods were as follows:

Contractually-Guaranteed Minimum Royalties(a)
(millions)
Remainder of Fiscal 2019	$19.5
Fiscal 2020	91.1
Fiscal 2021	83.7
Fiscal 2022 and thereafter	70.3
Total	$264.6

(a)	Amounts presented do not contemplate anticipated contract renewals or royalties earned in excess of the contractually guaranteed minimums.
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
Disaggregated Net Revenues
The following tables disaggregate the Company's net revenues into categories that depict how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors for the periods presented:

	Three Months Ended
	December 29, 2018					December 30, 2017
	North America	Europe	Asia	Other	Total	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Wholesale	$365.5	$166.5	$13.4	$11.1	$556.5	$377.1	$143.7	$13.6	$8.4	$542.8
Retail	543.2	248.7	261.4	68.3	1,121.6	509.3	234.8	237.4	73.2	1,054.7
Licensing	—	—	—	47.7	47.7	—	—	—	44.3	44.3
Total	$908.7	$415.2	$274.8	$127.1	$1,725.8	$886.4	$378.5	$251.0	$125.9	$1,641.8

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended
	December 29, 2018					December 30, 2017
	North America	Europe	Asia	Other	Total	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Wholesale	$1,128.4	$536.1	$48.2	$23.6	$1,736.3	$1,141.7	$492.8	$39.4	$21.7	$1,695.6
Retail	1,366.1	688.9	719.3	165.6	2,939.9	1,330.0	672.2	637.5	184.8	2,824.5
Licensing	—	—	—	131.1	131.1	—	—	—	133.0	133.0
Total	$2,494.5	$1,225.0	$767.5	$320.3	$4,807.3	$2,471.7	$1,165.0	$676.9	$339.5	$4,653.1

(a)	Net revenues from the Company's wholesale and retail businesses are recognized at a point in time. Net revenues from the Company's licensing business are recognized over time.
Deferred Income
Deferred income represents cash payments received in advance of the Company's transfer of control of products or services to its customers and is generally comprised of unredeemed gift cards, net of breakage, and advance royalty payments from licensees. The Company's deferred income balances were $20.9 million and $31.7 million as of December 29, 2018 and March 31, 2018, respectively, and were primarily recorded within accrued expenses and other current liabilities within the consolidated balance sheets. During the three-month and nine-month periods ended December 29, 2018, the Company recognized $1.8 million and $16.7 million, respectively, of net revenues from amounts recorded as deferred income as of March 31, 2018. The change in deferred income during the nine months ended December 29, 2018 also reflected a reduction of $6.1 million related to the Company's initial adoption of ASU 2014-09 (see Note 4). The majority of the deferred income balance as of December 29, 2018 is expected to be recognized as revenue within the next twelve months.
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
A summary of shipping and handling costs is as follows:

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
	(millions)
Shipping costs	$16.6	$11.7	$36.2	$28.4
Handling costs	41.6	39.7	116.3	115.3
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average number of common shares outstanding used to calculate basic net income (loss) per common share is reconciled to shares used to calculate diluted net income (loss) per common share as follows:

	Three Months Ended			Nine Months Ended
	December 29, 2018	December 30, 2017		December 29, 2018	December 30, 2017
	(millions)
Basic shares	80.2	81.7		81.1	81.7
Dilutive effect of stock options and RSUs	1.0	—	(a)	1.2	0.8
Diluted shares	81.2	81.7		82.3	82.5

(a)
Incremental shares of 0.9 million attributable to outstanding stock options and RSUs were excluded from the computation of diluted shares for the three months ended December 30, 2017, as such shares would not be dilutive as a result of the net loss incurred during the period.

All earnings per share amounts have been calculated using unrounded numbers. Options to purchase shares of the Company's Class A common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income (loss) per common share. In addition, the Company has outstanding performance-based and market-based RSUs, which are included in the computation of diluted shares only to the extent that the underlying performance or market conditions (i) have been satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. As of December 29, 2018 and December 30, 2017, there were 1.5 million and 2.0 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based RSUs that were excluded from the diluted shares calculations.
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
A rollforward of the activity in the Company's reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented below:

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
	(millions)
Beginning reserve balance	$198.7	$231.5	$202.5	$202.8
Amount charged against revenue to increase reserve	146.1	125.3	396.3	418.6
Amount credited against customer accounts to decrease reserve	(149.1)	(155.6)	(398.4)	(427.8)
Foreign currency translation	(1.1)	0.4	(5.8)	8.0
Ending reserve balance	$194.6	$201.6	$194.6	$201.6
An allowance for doubtful accounts is determined through an analysis of accounts receivable aging, assessments of collectability based on an evaluation of historical and anticipated trends, the financial condition of the Company's customers, and an evaluation of the impact of economic conditions, among other factors.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A rollforward of the activity in the Company's allowance for doubtful accounts is presented below:

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
	(millions)
Beginning reserve balance	$17.2	$17.3	$19.7	$11.6
Amount recorded to expense to increase reserve(a)	1.7	0.1	1.2	6.4
Amount written-off against customer accounts to decrease reserve	(0.4)	(0.4)	(1.8)	(1.8)
Foreign currency translation	(0.2)	—	(0.8)	0.8
Ending reserve balance	$18.3	$17.0	$18.3	$17.0

(a)	Amounts recorded to bad debt expense are included within SG&A expenses in the consolidated statements of operations.
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department and specialty stores around the world, and extends credit based on an evaluation of each customer's financial capacity and condition, usually without requiring collateral. In the Company's wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2018, the Company's sales to its largest wholesale customer, Macy's, Inc. ("Macy's"), accounted for approximately 8% of total net revenues, and the Company's sales to its three largest wholesale customers, including Macy's, accounted for approximately 19% of total net revenues. Substantially all of the Company's sales to its three largest wholesale customers related to its North America segment. As of December 29, 2018, these three key wholesale customers constituted approximately 29% of total gross accounts receivable.
Inventories
The Company holds inventory that is sold through wholesale distribution channels to major department stores and specialty retail stores. The Company also holds retail inventory that is sold in its own stores and digital commerce sites directly to consumers. Substantially all of the Company's inventories are comprised of finished goods, which are stated at the lower of cost or estimated realizable value, with cost determined on a weighted-average cost basis. Inventory held by the Company totaled $914.5 million, $761.3 million, and $825.4 million as of December 29, 2018, March 31, 2018, and December 30, 2017, respectively.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Hedges of Net Investments in Foreign Operations
The Company periodically uses cross-currency swap contracts and forward foreign currency exchange contracts to reduce risk associated with exchange rate fluctuations on certain of its net investments in foreign subsidiaries. Changes in the fair values of such derivative instruments that are designated as qualifying hedges of net investments in foreign operations are recorded in equity as a component of AOCI in the same manner as foreign currency translation adjustments. In assessing the effectiveness of such hedges, the Company uses a method based on changes in spot rates to measure the impact of foreign currency exchange rate fluctuations on both its foreign subsidiary net investment and the related derivative hedging instrument. Under this method, changes in the fair value of the hedging instrument other than those due to changes in the spot rate are initially recorded in AOCI as a translation adjustment, and are amortized into earnings as interest expense using a systematic and rational method over the instrument's term. Changes in fair value associated with the effective portion (i.e., those due to changes in the spot rate) are recorded in AOCI as a translation adjustment and are released and recognized in earnings only upon the sale or liquidation of the hedged net investment.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Leases
In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"). ASU 2016-02 requires that a lessee's rights and fixed payment obligations under most leases be recognized as right-of-use ("ROU") assets and lease liabilities on the consolidated balance sheet. ASU 2016-02 retains a dual model for classifying leases as either finance or operating, which governs the pattern of expense recognition to be reflected in the consolidated statement of operations. Variable lease payments based on performance, such as percentage-of-sales-based payments, will not be included in the measurement of right-of-use assets and lease liabilities. Rather, consistent with current practice, such amounts will be recognized as an expense in the period incurred. After its original issuance, the FASB issued several additional related ASUs to address implementation concerns and further amend and clarify certain guidance within ASU 2016-02.
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
The Company is also assessing the impact that transitioning to ASU 2016-02 will have on a certain lease arrangement for which it is currently deemed the owner of the related leased asset for accounting purposes (commonly referred to as a "build-to-suit" lease arrangement), but no longer actively uses the related space. Although the Company no longer generates revenue from the leased asset, it is not currently considered impaired under existing lease accounting guidance as the related asset's fair value from an ownership perspective exceeds its carrying value. However, if the Company is unsuccessful in its ongoing attempts to legally assign this lease agreement to a third party (see Note 8), then upon transition to ASU 2016-02, it would derecognize the remaining lease asset and liability balances that had been recognized solely as a result of the arrangement's build-to-suit designation, as the related construction activities that gave rise to such designation have ended, and establish a ROU asset and related lease liability based upon the Company's related remaining minimum lease commitments. The ROU asset would then be assessed for impairment considering the estimated cash flows to be generated during the remaining term of the lease, most notably sublease income, which may be lower than the aggregate remaining minimum lease payments used to establish the initial ROU asset. In this case, an impairment to write down the ROU asset to fair value would be recorded as an adjustment to reduce the Company's opening retained earnings upon adoption, which could be material.
The Company will adopt ASU 2016-02 in the first quarter of its fiscal year ending March 28, 2020 ("Fiscal 2020") using a modified retrospective approach under which the cumulative effect of initially applying the standard will be recognized as an adjustment to opening Fiscal 2020 retained earnings, with no restatement of prior year amounts. In connection therewith, the Company anticipates it will apply an optional package of practical expedients intended to ease transition to the standard by, among its provisions, allowing the Company to carryforward its original lease classification conclusions (i.e., finance or operating) without reassessment. The Company is also evaluating which, if any, of certain other expedients it will elect upon adoption, including the use of hindsight in assessing factors that impact determination of the lease term, such as the likelihood that any renewal or purchase options are exercised.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company's adoption of ASU 2014-09 did have an impact on its accounting for certain ancillary items. Specifically, certain costs associated with the marketing of merchandise to wholesale customers for a particular selling season are now expensed as incurred, rather than deferred and expensed over the course of the season. Additionally, revenue related to gift card breakage is now recognized in proportion to the pattern of actual customer redemptions, rather than when the likelihood of redemption becomes remote. As a result of applying these changes and in order to transition to ASU 2014-09, the Company reduced (i) prepaid expenses and other current assets by $12.1 million related to certain previously deferred wholesale marketing costs and (ii) accrued expenses and other current liabilities by $6.1 million related to outstanding gift cards, which together resulted in a net cumulative adjustment to reduce opening retained earnings by $5.2 million, net of tax, as of the beginning of the first quarter of Fiscal 2019. In addition to these changes, inventory amounts associated with estimated sales returns, which were $23.7 million as of December 29, 2018, are now presented within prepaid expenses and other current assets in the consolidated balance sheet, rather than within inventories. Other than these changes, the Company's adoption of ASU 2014-09 did not have a material impact on its consolidated balance sheet as of December 29, 2018 or its consolidated statements of operations, comprehensive income (loss), and cash flows for the nine months ended December 29, 2018. Prior periods have not been restated and continue to be reported under the accounting standards in effect during those periods.
See Note 3 for a detailed discussion regarding the Company's revenue recognition accounting policy.

5.	Property and Equipment
Property and equipment, net consists of the following:

	December 29, 2018	March 31, 2018
	(millions)
Land and improvements	$15.3	$16.8
Buildings and improvements	390.3	460.5
Furniture and fixtures	665.9	671.0
Machinery and equipment	412.1	430.4
Capitalized software	580.6	578.4
Leasehold improvements	1,224.6	1,181.2
Construction in progress	37.3	41.5
	3,326.1	3,379.8
Less: accumulated depreciation	(2,246.8)	(2,193.5)
Property and equipment, net	$1,079.3	$1,186.3
Depreciation expense was $66.0 million and $194.3 million during the three-month and nine-month periods ended December 29, 2018, respectively, and $66.7 million and $201.4 million during the three-month and nine-month periods ended December 30, 2017, respectively, and is recorded primarily within SG&A expenses in the consolidated statements of operations.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Other Assets and Liabilities
Prepaid expenses and other current assets consist of the following:

	December 29, 2018	March 31, 2018
	(millions)
Other taxes receivable	$176.7	$171.4
Prepaid rent expense	40.0	37.0
Non-trade receivables	35.8	16.6
Inventory return asset (see Note 4)	23.7	—
Derivative financial instruments	16.0	12.3
Prepaid advertising and marketing	16.0	6.8
Restricted cash	12.6	15.5
Prepaid software maintenance	11.5	8.7
Tenant allowances receivable	6.6	4.3
Other prepaid expenses and current assets	41.6	51.1
Total prepaid expenses and other current assets	$380.5	$323.7
Other non-current assets consist of the following:

	December 29, 2018	March 31, 2018
	(millions)
Non-current investments	$45.7	$86.2
Restricted cash	30.4	35.4
Security deposits	24.8	27.3
Derivative financial instruments	5.2	—
Other non-current assets	39.4	34.6
Total other non-current assets	$145.5	$183.5
Accrued expenses and other current liabilities consist of the following:

	December 29, 2018	March 31, 2018
	(millions)
Accrued operating expenses	$253.1	$225.8
Other taxes payable	219.9	194.2
Accrued payroll and benefits	214.3	227.8
Accrued inventory	152.5	174.0
Restructuring reserve	53.3	69.6
Dividends payable	49.1	40.6
Accrued capital expenditures	35.9	37.0
Capital lease obligations	21.9	19.5
Deferred income	20.1	30.4
Derivative financial instruments	4.3	60.8
Other accrued expenses and current liabilities	12.6	3.7
Total accrued expenses and other current liabilities	$1,037.0	$1,083.4

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other non-current liabilities consist of the following:

	December 29, 2018	March 31, 2018
	(millions)
Capital lease obligations	$217.9	$236.4
Deferred rent obligations	199.4	212.2
Deferred tax liabilities	47.9	36.5
Derivative financial instruments	20.2	49.2
Restructuring reserve	13.4	27.9
Other non-current liabilities	38.1	44.5
Total other non-current liabilities	$536.9	$606.7

7.	Impairment of Assets
The Company recorded non-cash impairment charges of $1.7 million and $7.5 million during the three-month and nine-month periods ended December 29, 2018, respectively, and $2.2 million and $14.0 million during the three-month and nine-month periods ended December 30, 2017, respectively, to write off certain fixed assets related to its domestic and international stores, shop-within-shops, and corporate offices in connection with its restructuring plans (see Note 8).
Additionally, the Company recorded non-cash impairment charges of $0.5 million and $5.8 million during the three-month and nine-month periods ended December 29, 2018, respectively, and $1.7 million and $10.8 million during the three-month and nine-month periods ended December 30, 2017, respectively, to write off certain fixed assets related to underperforming stores as a result of its on-going store portfolio evaluation.
See Note 11 for further discussion of the non-cash impairment charges recorded by the Company during the fiscal periods presented.

8.	Restructuring and Other Charges
A description of significant restructuring and other activities and related costs is included below.
Fiscal 2019 Restructuring Plan
On June 4, 2018, the Company's Board of Directors approved a restructuring plan associated with the Company's strategic objective of operating with discipline to drive sustainable growth (the "Fiscal 2019 Restructuring Plan"). The Fiscal 2019 Restructuring Plan includes the following restructuring-related activities: (i) the rightsizing and consolidation of the Company's global distribution network and corporate offices; (ii) targeted severance-related actions; and (iii) closure of certain of its stores and shop-within-shops. The majority of the actions associated with the Fiscal 2019 Restructuring Plan are expected to be completed by the end of Fiscal 2019, with certain activities shifting into Fiscal 2020.
In connection with the Fiscal 2019 Restructuring Plan, the Company expects to incur total estimated charges of approximately $100 million to $150 million, comprised of cash-related charges of approximately $70 million to $110 million and non-cash charges of approximately $30 million to $40 million.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the charges recorded in connection with the Fiscal 2019 Restructuring Plan during the three-month and nine-month periods ended December 29, 2018 is as follows:

	December 29, 2018
	Three Months Ended	Nine Months Ended
	(millions)
Cash-related restructuring charges:
Severance and benefit costs	$17.1	$34.3
Lease termination and store closure costs	1.2	1.2
Other cash charges	1.9	3.5
Total cash-related restructuring charges	20.2	39.0
Non-cash charges:
Impairment of assets (see Note 7)	1.3	7.1
Inventory-related charges(a)	1.9	1.9
Loss on sale of property(b)	11.6	11.6
Total non-cash charges	14.8	20.6
Total charges	$35.0	$59.6

(a)	Inventory-related charges are recorded within cost of goods sold in the consolidated statements of operations.

(b)
Loss on sale of property, which is recorded within restructuring and other charges in the consolidated statements of operations, was recorded in connection with the sale of one of the Company's distribution centers in North America. Total cash proceeds from the sale were $20 million.

A summary of current period activity in the restructuring reserve related to the Fiscal 2019 Restructuring Plan is as follows:

	Severance and Benefit Costs	Lease Termination and Store Closure Costs	Other Cash Charges	Total
	(millions)
Balance at March 31, 2018	$—	$—	$—	$—
Additions charged to expense	34.3	1.2	3.5	39.0
Cash payments charged against reserve	(11.4)	(0.4)	(3.5)	(15.3)
Non-cash adjustments	(0.2)	0.1	—	(0.1)
Balance at December 29, 2018	$22.7	$0.9	$—	$23.6
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On March 30, 2017, the Company's Board of Directors approved the following additional restructuring-related activities associated with the Way Forward Plan: (i) the restructuring of its in-house global digital commerce platform which was in development and shifting to a more cost-effective, flexible platform through a new agreement with Salesforce's Commerce Cloud, formerly known as Demandware; (ii) the closure of its Polo store at 711 Fifth Avenue in New York City; and (iii) the further streamlining of the organization and the execution of other key corporate actions in line with the Company's Way Forward Plan. These actions are an important part of the Company's efforts to achieve its stated objective to return to sustainable, profitable growth and invest in the future. These additional restructuring-related activities were largely completed during Fiscal 2018 and resulted in a further reduction in workforce and the closure of certain corporate office and store locations. The remaining activities are primarily lease-related, as discussed below.
In connection with the Way Forward Plan, the Company currently expects to incur total estimated charges of approximately $790 million, comprised of cash-related restructuring charges of approximately $485 million and non-cash charges of approximately $305 million. Cumulative charges incurred since inception were $683.9 million. If the Company is successful in its ongoing attempts to legally assign a certain lease agreement for which it is the deemed owner of the leased asset for accounting purposes prior to the end of Fiscal 2019, it will incur the remaining estimated charges of approximately $105 million during the fourth quarter of Fiscal 2019. However, to the extent that a lease assignment is not executed prior to the end of Fiscal 2019, an impairment may instead be recorded as an adjustment to reduce the Company's opening retained earnings as of the beginning of Fiscal 2020 in connection with its adoption of ASU 2016-02, which could be material (see Note 4). In addition to these charges, the Company also incurred an additional non-cash charge of $155.2 million during Fiscal 2017 associated with the destruction of inventory out of current liquidation channels in line with its Way Forward Plan.
A summary of the charges recorded in connection with the Way Forward Plan during the three-month and nine-month periods ended December 29, 2018 and December 30, 2017, as well as the cumulative charges recorded since its inception, is as follows:

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017	Cumulative Charges
	(millions)
Cash-related restructuring charges:
Severance and benefit costs	$0.1	$7.4	$6.6	$25.3	$228.3
Lease termination and store closure costs	2.1	10.9	3.7	28.5	124.2
Other cash charges	0.6	0.8	0.8	9.2	26.2
Total cash-related restructuring charges	2.8	19.1	11.1	63.0	378.7
Non-cash charges:
Impairment of assets (see Note 7)	0.4	2.2	0.4	14.0	251.0
Inventory-related charges(a)	1.2	—	1.2	1.3	206.7
Accelerated stock-based compensation expense(b)	—	0.7	—	0.7	0.7
Other non-cash charges	2.0	—	2.0	—	2.0
Total non-cash charges	3.6	2.9	3.6	16.0	460.4
Total charges	$6.4	$22.0	$14.7	$79.0	$839.1

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of current period activity in the restructuring reserve related to the Way Forward Plan is as follows:

	Severance and Benefit Costs	Lease Termination and Store Closure Costs	Other Cash Charges	Total
	(millions)
Balance at March 31, 2018	$37.6	$53.5	$1.8	$92.9
Additions charged to expense	6.6	3.7	0.8	11.1
Cash payments charged against reserve	(32.2)	(28.6)	(1.8)	(62.6)
Non-cash adjustments	(0.3)	0.6	—	0.3
Balance at December 29, 2018	$11.7	$29.2	$0.8	$41.7
Other Restructuring Plans
As of December 29, 2018, the remaining restructuring reserve related to the Company's restructuring plan initiated during its fiscal year ended April 2, 2016 ("Fiscal 2016") was $1.4 million, reflecting $3.2 million of cash payments made during the nine months ended December 29, 2018. No other activity occurred in connection with this restructuring plan during the nine months ended December 29, 2018. Refer to Note 9 of the Fiscal 2018 10-K for additional discussion regarding this restructuring plan.
Other Charges
The Company recorded other charges of $3.5 million during each of the three-month periods ended December 29, 2018 and December 30, 2017 and $10.5 million during each of the nine-month periods ended December 29, 2018 and December 30, 2017 related to depreciation expense associated with the Company's former Polo store at 711 Fifth Avenue in New York City, recorded after the store closed during the first quarter of Fiscal 2018 in connection with the Way Forward Plan. Although the Company is no longer generating revenue or has any other economic activity associated with its former Polo store, it continues to incur depreciation expense due to its involvement at the time of construction.
During the nine months ended December 29, 2018, the Company also recorded other charges of $4.2 million, primarily related to its customs audit (see Note 13).
Additionally, during the nine months ended December 30, 2017, the Company recorded other charges of $6.7 million (inclusive of accelerated stock-based compensation expense of $2.1 million), primarily related to the departure of Mr. Stefan Larsson as the Company's President and Chief Executive Officer and as a member of its Board of Directors, effective as of May 1, 2017. Refer to the Form 8-K filed on February 2, 2017 for additional discussion regarding the departure of Mr. Larsson.
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
ASC Topic 740, "Income Taxes," requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the TCJA's provisions, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") on December 22, 2017, which allowed companies to record the tax effects of the TCJA on a provisional basis based on a reasonable estimate, and then, if necessary, subsequently adjust such amounts during a limited

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

measurement period as additional information became available and further analyses were completed. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, not to extend beyond one year from enactment.
During the third quarter of Fiscal 2018, the Company recorded charges of $231.3 million within its income tax provision in connection with the TCJA, of which $215.5 million related to the mandatory transition tax and $15.8 million related to the revaluation of the Company's deferred tax assets and liabilities. These charges, which were recorded on a provisional basis, increased the Company's effective tax rate by 12,410 basis points and 4,980 basis points during the three-month and nine-month periods ended December 30, 2017, respectively. Subsequently, as a result of finalizing its full Fiscal 2018 operating results, the issuance of new interpretive guidance, and other analyses performed, the Company recorded measurement period adjustments during the fourth quarter of Fiscal 2018, whereby it reversed $6.2 million of the charges related to the mandatory transition tax and $5.5 million related to the revaluation of its deferred taxes. These reversals were partially offset by an incremental charge of $1.8 million related to the expected future remittance of certain previously deferred foreign earnings.
During the second quarter of Fiscal 2019, the Company recorded an additional measurement period adjustment as a result of the issuance of new interpretive guidance related to stock-based compensation for certain executives, whereby it recorded an income tax benefit and corresponding deferred tax asset of $4.7 million. Subsequently, during the third quarter of Fiscal 2019, the Company completed its analyses and recorded its final measurement period adjustments, whereby it recorded incremental charges of $32.3 million within its income tax provision, substantially all of which related to the mandatory transition tax. These measurement period adjustments increased the Company's effective tax rate by 1,610 basis points and 500 basis points during the three-month and nine-month periods ended December 29, 2018, respectively.
Additionally, the Company has decided to account for the minimum tax on global intangible low-taxed income ("GILTI") in the period in which it is incurred and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the nine months ended December 29, 2018.
Effective Tax Rate
The Company's effective tax rate, which is calculated by dividing each fiscal period's income tax provision by pretax income, was 39.8% and 27.0% during the three-month and nine-month periods ended December 29, 2018, respectively, and 143.9% and 73.8% during the three-month and nine-month periods ended December 30, 2017, respectively.

The effective tax rates for the three-month and nine-month periods ended December 29, 2018 were higher than the U.S. federal statutory income tax rate of 21% primarily due to the SAB 118 measurement period adjustments recorded, as previously discussed. The effective tax rates for the three-month and nine-month periods ended December 30, 2017 were higher than the U.S. federal statutory income tax rate of 35% primarily due to the TCJA enactment-related charges recorded, as previously discussed, partially offset by the favorable impact of the proportion of earnings generated in lower taxed foreign jurisdictions versus the U.S. Additionally, the effective tax rate for the nine months ended December 30, 2017 reflected the negative impact of the Company's adoption of ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), as well as the unfavorable impact of additional income tax reserves associated with certain income tax audits. Refer to Note 4 of the Fiscal 2018 10-K for further discussion of the Company's adoption of ASU 2016-09.
Uncertain Income Tax Benefits
The Company classifies interest and penalties related to unrecognized tax benefits as part of its income tax provision. The total amount of unrecognized tax benefits, including interest and penalties, was $88.5 million and $79.2 million as of December 29, 2018 and March 31, 2018, respectively, and is included within non-current liability for unrecognized tax benefits in the consolidated balance sheets.
The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $79.2 million and $68.4 million as of December 29, 2018 and March 31, 2018, respectively.

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

10.	Debt
Debt consists of the following:

	December 29, 2018	March 31, 2018
	(millions)
$300 million 2.125% Senior Notes(a)	$—	$298.1
$300 million 2.625% Senior Notes(b)	291.2	288.0
$400 million 3.750% Senior Notes(c)	395.6	—
Borrowings outstanding under credit facilities	—	10.1
Total debt	686.8	596.2
Less: short-term debt and current portion of long-term debt	—	308.2
Long-term debt	$686.8	$288.0

(a)
The carrying value of the 2.125% Senior Notes as of March 31, 2018 reflects adjustments of $1.6 million associated with the Company's related interest rate swap contract (see Note 12), and is also presented net of unamortized debt issuance costs and discount of $0.3 million.

(b)
The carrying value of the 2.625% Senior Notes as of December 29, 2018 and March 31, 2018 reflects adjustments of $8.0 million and $10.8 million, respectively, associated with the Company's related interest rate swap contract (see Note 12). The carrying value of the 2.625% Senior Notes is also presented net of unamortized debt issuance costs and discount of $0.8 million and $1.2 million as of December 29, 2018 and March 31, 2018, respectively.

(c)	The carrying value of the 3.750% Senior Notes is presented net of unamortized debt issuance costs and discount of $4.4 million as of December 29, 2018.
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
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility, as defined below. Accordingly, the Company does not expect combined borrowings outstanding under the Commercial Paper Program and Global Credit Facility to exceed $500 million. Commercial Paper Program borrowings may be used to support the Company's general working capital and corporate needs. Maturities of commercial paper notes vary, but cannot exceed 397 days from the date of issuance. Commercial paper notes issued under the Commercial Paper Program rank equally with the Company's other forms of unsecured indebtedness. As of December 29, 2018, there were no borrowings outstanding under the Commercial Paper Program.
Revolving Credit Facilities
Global Credit Facility
In February 2015, the Company entered into an amended and restated credit facility (which was further amended in March 2016) that provides for a $500 million senior unsecured revolving line of credit through February 11, 2020 (the "Global Credit Facility") under terms and conditions substantially similar to those previously in effect. The Global Credit Facility is also used to support the issuance of letters of credit and the maintenance of the Commercial Paper Program. Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and other currencies, including Euros, Hong Kong Dollars, and Japanese Yen. The Company has the ability to expand its borrowing availability under the Global Credit Facility to $750 million, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. As of December 29, 2018, there were no borrowings outstanding under the Global Credit Facility and the Company was contingently liable for $10.2 million of outstanding letters of credit.
The Global Credit Facility contains a number of covenants that, among other things, restrict the Company's ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make certain investments. The Global Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the "leverage ratio") of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus four times consolidated rent expense for the four most recent consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, (iv) consolidated rent expense, (v) restructuring and other non-recurring expenses, and (vi) acquisition-related costs. As of December 29, 2018, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company's Global Credit Facility.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•	South Korea Credit Facility — provides Ralph Lauren (Korea) Ltd. with a revolving line of credit of up to 30 billion South Korean Won (approximately $27 million) through October 31, 2019.
During the first quarter of Fiscal 2019, the Company repaid approximately $10 million in borrowings that were previously outstanding under its Pan-Asia Credit Facilities. As of December 29, 2018, there were no borrowings outstanding under the Pan-Asia Credit Facilities.
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
The following table summarizes the Company's financial assets and liabilities that are measured and recorded at fair value on a recurring basis, excluding accrued interest components:

	December 29, 2018	March 31, 2018
	(millions)
Investments in commercial paper(a)(b)	$262.1	$234.2
Derivative assets(a)	21.2	12.3
Derivative liabilities(a)	24.5	110.0

(a)	Based on Level 2 measurements.

(b)
As of December 29, 2018, $64.7 million was included within cash and cash equivalents and $197.4 million was included within short-term investments in the consolidated balance sheet. As of March 31, 2018, $15.0 million was included within cash and cash equivalents and $219.2 million was included within short-term investments in the consolidated balance sheet.

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
The following table summarizes the carrying values and the estimated fair values of the Company's debt instruments:

	December 29, 2018		March 31, 2018
	Carrying Value(a)	Fair Value(b)	Carrying Value(a)	Fair Value(b)
	(millions)
$300 million 2.125% Senior Notes	$—	$—	$298.1	$299.4
$300 million 2.625% Senior Notes	291.2	296.8	288.0	298.7
$400 million 3.750% Senior Notes	395.6	395.7	—	—
Borrowings outstanding under credit facilities	—	—	10.1	10.1

(a)	See Note 10 for discussion of the carrying values of the Company's senior notes.

(b)	Based on Level 2 measurements.
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
During the nine-month periods ended December 29, 2018 and December 30, 2017, the Company recorded non-cash impairment charges of $13.3 million and $24.8 million, respectively, to fully write off the carrying values of certain long-lived assets based upon their assumed fair values of zero. The fair values of these assets were determined based on Level 3 measurements. Inputs to these fair value measurements included estimates of the amount and timing of the assets' net future discounted cash flows based on historical experience, current trends, and market conditions. See Note 7 for further discussion of the non-cash impairment charges recorded by the Company during the fiscal periods presented.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

No goodwill impairment charges were recorded during either of the nine-month periods ended December 29, 2018 or December 30, 2017. The Company performed its annual goodwill impairment assessment using a qualitative approach as of the beginning of the second quarter of Fiscal 2019. In performing the assessment, the Company identified and considered the significance of relevant key factors, events, and circumstances that affected the fair values and/or carrying amounts of its reporting units with allocated goodwill. These factors included external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as the Company's actual and expected financial performance. Additionally, the results of the Company's most recent quantitative goodwill impairment test indicated that the fair values of these reporting units significantly exceeded their respective carrying values. Based on the results of its qualitative goodwill impairment assessment, the Company concluded that it is not more likely than not that the fair values of its reporting units are less than their respective carrying values, and there were no reporting units at risk of impairment.

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
The following table summarizes the Company's outstanding derivative instruments on a gross basis as recorded in its consolidated balance sheets as of December 29, 2018 and March 31, 2018:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	December 29, 2018	March 31, 2018	December 29, 2018		March 31, 2018		December 29, 2018		March 31, 2018
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Cash flow hedges	$637.6	$514.5	(e)	$17.8	PP	$1.1	AE	$2.7	(f)	$13.5
IRS — Fixed-rate debt	300.0	600.0		—		—	ONCL	8.0	(g)	12.4
Net investment hedges(c)	708.4	1,081.2	ONCA	3.1	PP	0.1	ONCL	12.2	(h)	82.6
Total Designated Hedges	1,646.0	2,195.7		20.9		1.2		22.9		108.5
Undesignated Hedges:
FC — Undesignated hedges(d)	168.2	459.2	PP	0.3	PP	11.1	AE	1.6	AE	1.5
Total Hedges	$1,814.2	$2,654.9		$21.2		$12.3		$24.5		$110.0

(a)	FC = Forward foreign currency exchange contracts; IRS = Interest rate swap contracts

(b)	PP = Prepaid expenses and other current assets; AE = Accrued expenses and other current liabilities; ONCA = Other non-current assets; ONCL = Other non-current liabilities.

(c)	Includes cross-currency swaps and forward foreign currency exchange contracts designated as hedges of the Company's net investment in certain foreign operations.

(d)	Primarily includes undesignated hedges of foreign currency-denominated intercompany loans and other intercompany balances.

(e)	$15.7 million included within prepaid expenses and other current assets and $2.1 million included within other non-current assets.

(f)	$12.9 million included within accrued expenses and other current liabilities and $0.6 million included within other non-current liabilities.

(g)	$1.6 million included within accrued expenses and other current liabilities and $10.8 million included within other non-current liabilities.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(h)	$44.8 million included within accrued expenses and other current liabilities and $37.8 million included within other non-current liabilities.
The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheets on a gross basis, even when they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its derivative instruments on a net basis in accordance with the terms of each of its master netting arrangements, spread across eight separate counterparties, the amounts presented in the consolidated balance sheets as of December 29, 2018 and March 31, 2018 would be adjusted from the current gross presentation as detailed in the following table:

	December 29, 2018			March 31, 2018
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount
	(millions)
Derivative assets	$21.2	$(3.6)	$17.6	$12.3	$(10.7)	$1.6
Derivative liabilities	24.5	(3.6)	20.9	110.0	(10.7)	99.3
The Company's master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties. See Note 3 for further discussion of the Company's master netting arrangements.
The following tables summarize the pretax impact of gains and losses from the Company's designated derivative instruments on its consolidated financial statements for the three-month and nine-month periods ended December 29, 2018 and December 30, 2017:

	Gains (Losses) Recognized in OCI
	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
	(millions)
Designated Hedges:
FC — Cash flow hedges	$11.1	$(2.9)	$38.5	$(28.8)
Net investment hedges — effective portion	10.6	(10.4)	50.8	(73.1)
Net investment hedges — portion excluded from assessment of hedge effectiveness	6.8	—	0.1	—
Total Designated Hedges	$28.5	$(13.3)	$89.4	$(101.9)

	Location and Amount of Gains (Losses) from Cash Flow Hedges Reclassified from AOCI to Earnings
	Three Months Ended				Nine Months Ended
	December 29, 2018		December 30, 2017		December 29, 2018		December 30, 2017
	Cost of goods sold	Other income (expense), net	Cost of goods sold	Other income (expense), net	Cost of goods sold	Other income (expense), net	Cost of goods sold	Other income (expense), net
	(millions)
Total amounts presented in the consolidated statements of operations in which the effects of related cash flow hedges are recorded	$(666.3)	$1.0	$(645.6)	$(1.4)	$(1,822.8)	$(0.6)	$(1,809.9)	$(1.7)
Effects of cash flow hedging:
FC — Cash flow hedges	4.3	(0.4)	(5.9)	0.6	(1.2)	1.7	(4.3)	(0.4)

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Gains (Losses) from Net Investment Hedges Recognized in Earnings				Location of Gains (Losses) Recognized in Earnings
	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
	(millions)
Net Investment Hedges
Net investment hedges — portion excluded from assessment of hedge effectiveness(a)	$4.8	$3.2	$13.9	$7.0	Interest expense
Total Net Investment Hedges	$4.8	$3.2	$13.9	$7.0

(a)
Amounts recognized in other comprehensive income (loss) ("OCI") related to the effective portion of the Company's net investment hedges would be recognized in earnings only upon the sale or liquidation of the hedged net investment.

As of December 29, 2018, it is estimated that $17.9 million of pretax net gains on both outstanding and matured derivative instruments designated as cash flow hedges deferred in AOCI will be recognized in earnings over the next twelve months. The amounts ultimately recognized in earnings will depend on exchange rates in effect when outstanding derivative instruments are settled.
The following table summarizes the pretax impact of gains and losses from the Company's undesignated derivative instruments on its consolidated financial statements for the three-month and nine-month periods ended December 29, 2018 and December 30, 2017:

	Gains (Losses) Recognized in Earnings				Location of Gains (Losses) Recognized in Earnings
	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
	(millions)
Undesignated Hedges:
FC — Undesignated hedges	$(1.0)	$(1.9)	$4.7	$0.2	Other income (expense), net
Total Undesignated Hedges	$(1.0)	$(1.9)	$4.7	$0.2
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
Interest Rate Swap Contracts
During Fiscal 2016, the Company entered into two pay-floating rate, receive-fixed rate interest rate swap contracts which it designated as hedges against changes in the respective fair values of its fixed-rate 2.125% Senior Notes and its fixed-rate 2.625% Senior Notes, attributed to changes in a benchmark interest rate (the "Interest Rate Swaps"). The interest rate swap related to the 2.125% Senior Notes (the "2.125% Interest Rate Swap"), which matured on September 26, 2018 in conjunction with the maturity of the related debt, had a notional amount of $300 million and swapped the fixed interest rate on the 2.125% Senior Notes for a variable interest rate based on the 3-month London Interbank Offered Rate ("LIBOR") plus a fixed spread. The interest rate swap

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

related to the 2.625% Senior Notes (the "2.625% Interest Rate Swap"), which matures on August 18, 2020 and also has a notional amount of $300 million, swaps the fixed interest rate on the 2.625% Senior Notes for a variable interest rate based on 3-month LIBOR plus a fixed spread. Changes in the fair values of the Interest Rate Swaps were offset by changes in the fair values of the 2.125% Senior Notes and 2.625% Senior Notes attributed to changes in the benchmark interest rate, with no resulting net impact reflected in earnings during any of the fiscal periods presented. The following table summarizes the carrying values of the 2.125% and 2.625% Senior Notes and the impacts of the related fair value hedging adjustments as of December 29, 2018 and March 31, 2018, as applicable:

		Carrying Value of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Item
Hedged Item	Balance Sheet Line in which the Hedged Item is Included	December 29, 2018	March 31, 2018	December 29, 2018	March 31, 2018
		(millions)
$300 million 2.125% Senior Notes	Current portion of long-term debt	N/A	$298.1	N/A	$(1.6)
$300 million 2.625% Senior Notes	Long-term debt	$291.2	288.0	$(8.0)	(10.8)
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
Investments
As of December 29, 2018, the Company's short-term investments consisted of $1.185 billion of time deposits and $197.4 million of commercial paper, and its non-current investments consisted of $45.7 million of time deposits. As of March 31, 2018, the Company's short-term investment consisted of $480.2 million of time deposits and $219.2 million of commercial paper, and its non-current investments consisted of $86.2 million of time deposits.
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

14.	Equity
Summary of Changes in Equity
A reconciliation of the beginning and ending amounts of equity is presented below:

	Nine Months Ended
	December 29, 2018	December 30, 2017
	(millions)
Balance at beginning of period	$3,457.4	$3,299.6
Comprehensive income	396.5	189.3
Dividends declared	(150.1)	(121.9)
Repurchases of common stock, including shares surrendered for tax withholdings	(431.9)	(15.9)
Stock-based compensation	65.3	56.3
Shares issued pursuant to stock-based compensation arrangements	21.8	0.1
Cumulative adjustment from adoption of new accounting standards (see Note 4)	(5.1)	—
Balance at end of period	$3,353.9	$3,407.5
Common Stock Repurchase Program
A summary of the Company's repurchases of Class A common stock under its common stock repurchase program is as follows:

	Nine Months Ended
	December 29, 2018	December 30, 2017
	(millions)
Cost of shares repurchased	$400.0	$—
Number of shares repurchased	3.2	—

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On June 4, 2018, the Company's Board of Directors approved an expansion of the Company's existing common stock repurchase program that allows it to repurchase up to an additional $1.000 billion of Class A Common stock. As of December 29, 2018, the remaining availability under the Company's Class A common stock repurchase program was approximately $700 million. Repurchases of shares of Class A common stock are subject to overall business and market conditions.
In addition, during the nine-month periods ended December 29, 2018 and December 30, 2017, 0.3 million and 0.2 million shares of Class A common stock, respectively, at a cost of $31.9 million and $15.9 million, respectively, were surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company's 1997 Long-Term Stock Incentive Plan, as amended (the "1997 Incentive Plan"), and its Amended and Restated 2010 Long-Term Stock Incentive Plan (the "2010 Incentive Plan").
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.
Dividends
Since 2003, the Company has maintained a regular quarterly cash dividend program on its common stock. On June 4, 2018, the Company's Board of Directors approved an increase to the Company's quarterly cash dividend on its common stock from $0.50 to $0.625 per share. The third quarter Fiscal 2019 dividend of $0.625 per share was declared on December 14, 2018, was payable to stockholders of record at the close of business on December 28, 2018, and was paid on January 11, 2019. Dividends paid amounted to $141.6 million and $121.7 million during the nine-month periods ended December 29, 2018 and December 30, 2017, respectively.

15.	Accumulated Other Comprehensive Income (Loss)
The following table presents OCI activity, net of tax, which is accumulated in equity:

	Foreign Currency Translation Gains (Losses)(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges(b)	Net Unrealized Gains (Losses) on Defined Benefit Plans(c)	Total Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at April 1, 2017	$(206.2)	$14.6	$(6.8)	$(198.4)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	90.7	(26.4)	(1.0)	63.3
Amounts reclassified from AOCI to earnings	—	4.4	0.1	4.5
Other comprehensive income (loss), net of tax	90.7	(22.0)	(0.9)	67.8
Balance at December 30, 2017	$(115.5)	$(7.4)	$(7.7)	$(130.6)

Balance at March 31, 2018	$(79.3)	$(16.0)	$(3.2)	$(98.5)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(37.2)	34.8	0.3	(2.1)
Amounts reclassified from AOCI to earnings	—	(0.5)	(0.2)	(0.7)
Other comprehensive income (loss), net of tax	(37.2)	34.3	0.1	(2.8)
Balance at December 29, 2018	$(116.5)	$18.3	$(3.1)	$(101.3)

(a)
OCI before reclassifications to earnings related to foreign currency translation gains (losses) includes an income tax provision of $7.3 million for the nine months ended December 29, 2018, and includes an income tax benefit of $23.4 million for the nine months ended December 30, 2017. OCI before reclassifications to earnings for the nine-month periods ended December 29, 2018 and December 30, 2017 includes a gain of $38.7 million (net of a $12.2 million income tax provision) and a loss of $45.5 million (net of a $27.6 million income tax benefit), respectively, related to changes in the fair values of instruments designated as hedges of the Company's net investment in certain foreign operations (see Note 12).

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b)
OCI before reclassifications to earnings related to net unrealized gains (losses) on cash flow hedges are presented net of an income tax provision of $3.7 million and an income tax benefit of $2.4 million for the nine-month periods ended December 29, 2018 and December 30, 2017, respectively. The tax effects on amounts reclassified from AOCI to earnings are presented in a table below.

(c)	Activity is presented net of taxes, which were immaterial for both periods presented.
The following table presents reclassifications from AOCI to earnings for cash flow hedges, by component:

	Three Months Ended		Nine Months Ended		Location of Gains (Losses) Reclassified from AOCI to Earnings
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
	(millions)
Gains (losses) on cash flow hedges(a):
FC — Cash flow hedges	$4.3	$(5.9)	$(1.2)	$(4.3)	Cost of goods sold
FC — Cash flow hedges	(0.4)	0.6	1.7	(0.4)	Other income (expense), net
Tax effect	(0.3)	0.5	—	0.3	Income tax provision
Net of tax	$3.6	$(4.8)	$0.5	$(4.4)

(a)	FC = Forward foreign currency exchange contracts.

16.	Stock-based Compensation
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
Impact on Results
A summary of total stock-based compensation expense and the related income tax benefits recognized during the three-month and nine-month periods ended December 29, 2018 and December 30, 2017 is as follows:

	Three Months Ended			Nine Months Ended
	December 29, 2018	December 30, 2017		December 29, 2018	December 30, 2017
	(millions)
Compensation expense	$22.5	$16.9	(a)	$65.3	$56.3	(a)
Income tax benefit	(3.4)	(6.3)		(9.9)	(20.9)

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
Stock Options
A summary of stock option activity under all plans during the nine months ended December 29, 2018 is as follows:

Number of Options
(thousands)
Options outstanding at March 31, 2018	1,151
Granted	—
Exercised	(162)
Cancelled/Forfeited	(150)
Options outstanding at December 29, 2018	839
Restricted Stock Awards and Service-based RSUs
The fair values of restricted stock awards granted to non-employee directors are determined based on the fair value of the Company's Class A common stock on the date of grant. No such awards were granted during the nine-month periods ended December 29, 2018 and December 30, 2017. Effective beginning Fiscal 2019, non-employee directors are granted service-based RSUs.
The fair values of service-based RSUs granted to certain of the Company's senior executives and other employees, as well as non-employee directors, are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards not entitled to accrue dividend equivalents while outstanding. The weighted-average grant date fair values of service-based RSU awards granted were $113.30 and $73.32 per share during the nine-month periods ended December 29, 2018 and December 30, 2017, respectively.
A summary of restricted stock and service-based RSU activity during the nine months ended December 29, 2018 is as follows:

	Number of Shares
	Restricted Stock	Service-based RSUs
	(thousands)
Nonvested at March 31, 2018	19	1,072
Granted	—	585
Vested	(9)	(420)
Forfeited	—	(110)
Nonvested at December 29, 2018	10	1,127
Performance-based RSUs
The fair values of the Company's performance-based RSUs granted to its senior executives and other key employees are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards not entitled to accrue dividend equivalents while outstanding. The weighted-average grant date fair values of performance-based RSUs granted were $129.78 and $69.40 per share during the nine-month periods ended December 29, 2018 and December 30, 2017, respectively.

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
A summary of performance-based RSU activity during the nine months ended December 29, 2018 is as follows:

Number of Performance-based RSUs
(thousands)
Nonvested at March 31, 2018	1,157
Granted	154
Change due to performance condition achievement	(29)
Vested	(232)
Forfeited	(20)
Nonvested at December 29, 2018	1,030
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
The weighted-average grant date fair value of TSR awards granted during the nine months ended December 29, 2018 was $177.13 per share. The Company estimates the fair value of its TSR awards on the date of grant using a Monte Carlo simulation valuation model. This pricing model uses multiple simulations to evaluate the probability of the Company achieving various stock price levels to determine its expected TSR performance ranking relative to the peer group. Compensation expense, net of estimated forfeitures, is recorded regardless of whether the market condition is ultimately satisfied. The assumptions used to estimate the fair value of TSR awards granted during the nine months ended December 29, 2018 were as follows:

Nine Months Ended
December 29, 2018
Expected term (years)	2.6
Expected volatility	33.5%
Expected dividend yield	1.9%
Risk-free interest rate	2.6%
A summary of market-based RSU activity during the nine months ended December 29, 2018 is as follows:

Number of Market-based RSUs
(thousands)
Nonvested at March 31, 2018	—
Granted	80
Change due to market condition achievement	—
Vested	—
Forfeited	—
Nonvested at December 29, 2018	80

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Segment Information
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
Net revenues and operating income for each of the Company's segments are as follows:

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
	(millions)
Net revenues:
North America	$908.7	$886.4	$2,494.5	$2,471.7
Europe	415.2	378.5	1,225.0	1,165.0
Asia	274.8	251.0	767.5	676.9
Other non-reportable segments	127.1	125.9	320.3	339.5
Total net revenues	$1,725.8	$1,641.8	$4,807.3	$4,653.1

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
	(millions)
Operating income(a):
North America	$204.3	$196.6	$574.0	$549.3
Europe	91.4	81.0	291.9	273.6
Asia	47.9	44.3	123.3	101.0
Other non-reportable segments	42.6	37.1	97.9	96.9
	386.2	359.0	1,087.1	1,020.8
Unallocated corporate expenses	(152.3)	(146.5)	(474.8)	(469.3)
Unallocated restructuring and other charges(b)	(40.1)	(23.3)	(78.4)	(78.7)
Total operating income	$193.8	$189.2	$533.9	$472.8

(a)
Segment operating income and unallocated corporate expenses during the three-month and nine-month periods ended December 29, 2018 and December 30, 2017 included certain restructuring-related inventory charges (see Note 8) and asset impairment charges (see Note 7), which are detailed below:

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
	(millions)
Restructuring-related inventory charges:
North America	$—	$—	$—	$(0.8)
Europe	(1.2)	—	(1.2)	(0.1)
Other non-reportable segments	(1.9)	—	(1.9)	(0.4)
Total restructuring-related inventory charges	$(3.1)	$—	$(3.1)	$(1.3)

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
	(millions)
Asset impairment charges:
North America	$(1.1)	$(1.7)	$(1.4)	$(2.6)
Europe	(0.4)	—	(0.6)	(1.2)
Asia	—	(0.2)	(3.7)	(1.1)
Other non-reportable segments	(0.4)	(0.1)	(7.0)	(8.7)
Unallocated corporate expenses	(0.3)	(1.9)	(0.6)	(11.2)
Total asset impairment charges	$(2.2)	$(3.9)	$(13.3)	$(24.8)

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b)	The three-month and nine-month periods ended December 29, 2018 and December 30, 2017 included certain unallocated restructuring and other charges (see Note 8), which are detailed below:

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
	(millions)
Unallocated restructuring and other charges:
North America-related	$(14.1)	$(1.3)	$(17.6)	$(14.5)
Europe-related	(2.6)	(0.5)	(10.0)	(5.6)
Asia-related	(0.4)	0.1	(0.2)	1.0
Other non-reportable segment-related	(2.6)	—	(5.4)	(6.8)
Corporate-related	(16.9)	(18.1)	(30.5)	(37.8)
Unallocated restructuring charges	(36.6)	(19.8)	(63.7)	(63.7)
Other charges (see Note 8)	(3.5)	(3.5)	(14.7)	(15.0)
Total unallocated restructuring and other charges	$(40.1)	$(23.3)	$(78.4)	$(78.7)
Depreciation and amortization expense for the Company's segments is as follows:

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
	(millions)
Depreciation and amortization:
North America	$21.7	$19.5	$61.8	$61.1
Europe	8.7	9.1	25.1	25.7
Asia	12.2	12.1	36.8	35.7
Other non-reportable segments	1.7	2.6	5.6	8.2
Unallocated corporate expenses	24.2	25.9	72.2	78.2
Unallocated restructuring and other charges (see Note 8)	3.5	3.5	10.5	10.5
Total depreciation and amortization	$72.0	$72.7	$212.0	$219.4
Net revenues by geographic location of the reporting subsidiary are as follows:

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
	(millions)
Net revenues(a):
The Americas(b)	$1,033.4	$1,009.5	$2,807.0	$2,801.8
Europe(c)	417.4	381.0	1,231.8	1,173.3
Asia(d)	275.0	251.3	768.5	678.0
Total net revenues	$1,725.8	$1,641.8	$4,807.3	$4,653.1

(a)	Net revenues for certain of the Company's licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b)
Includes the U.S., Canada, and Latin America. Net revenues earned in the U.S. during the three-month and nine-month periods ended December 29, 2018 were $968.9 million and $2.631 billion, respectively, and $946.3 million and $2.629 billion during the three-month and nine-month periods ended December 30, 2017, respectively.

(c)	Includes the Middle East.

(d)	Includes Australia and New Zealand.

18.	Additional Financial Information
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
A reconciliation of cash, cash equivalents, and restricted cash as of December 29, 2018 and March 31, 2018 from the consolidated balance sheets to the consolidated statements of cash flows is as follows:

	December 29, 2018	March 31, 2018
	(millions)
Cash and cash equivalents	$680.5	$1,304.6
Restricted cash included within prepaid expenses and other current assets	12.6	15.5
Restricted cash included within other non-current assets	30.4	35.4
Total cash, cash equivalents, and restricted cash	$723.5	$1,355.5
Amounts included in restricted cash relate to cash placed in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters and real estate leases.
Cash Interest and Taxes
Cash paid for interest and income taxes is as follows:

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
	(millions)
Cash paid for interest	$2.8	$3.6	$10.9	$9.2
Cash paid for income taxes	26.3	19.4	56.9	47.7
Non-cash Transactions
Non-cash investing activities included capital expenditures incurred but not yet paid of $35.9 million and $33.9 million for the nine-month periods ended December 29, 2018 and December 30, 2017, respectively. Additionally, the Company recorded capital lease assets and corresponding capital lease obligations of $3.3 million within its consolidated balance sheet during the nine months ended December 30, 2017.
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
In this Form 10-Q, references to "Ralph Lauren," "ourselves," "we," "our," "us," and the "Company" refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2019 will end on March 30, 2019 and will be a 52-week period ("Fiscal 2019"). Fiscal year 2018 ended on March 31, 2018 and was also a 52-week period ("Fiscal 2018"). The third quarter of Fiscal 2019 ended on December 29, 2018 and was a 13-week period. The third quarter of Fiscal 2018 ended on December 30, 2017 and was also a 13-week period.

INTRODUCTION
Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and notes thereto to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:

•
Overview.    This section provides a general description of our business, global economic conditions and industry trends, and a summary of our financial performance for the three-month and nine-month periods ended December 29, 2018. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•
Results of operations.    This section provides an analysis of our results of operations for the three-month and nine-month periods ended December 29, 2018 as compared to the three-month and nine-month periods ended December 30, 2017.

•
Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of December 29, 2018, which includes (i) an analysis of our financial condition as compared to the prior fiscal year-end; (ii) an analysis of changes in our cash flows for the nine months ended December 29, 2018 as compared to the nine months ended December 30, 2017; (iii) an analysis of our liquidity, including the availability under our commercial paper borrowing program and credit facilities, common stock repurchases, payments of dividends, and our outstanding debt and covenant compliance; and (iv) a description of any material changes in our contractual and other obligations since March 31, 2018.

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
Our business is typically affected by seasonal trends, with higher levels of wholesale sales in our second and fourth fiscal quarters and higher retail sales in our second and third fiscal quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school, and holiday shopping periods impacting our retail business. In addition, fluctuations in net sales, operating income, and cash flows in any fiscal quarter may be affected by other events impacting retail sales, such as changes in weather patterns. Accordingly, our operating results and cash flows for the three-month and nine-month periods ended December 29, 2018 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2019.
Global Economic Conditions and Industry Trends
The global economy and our industry are impacted by many different influences. The current domestic and international political environment has resulted in uncertainty surrounding the future state of the global economy, including international trade relations. Most recently, the U.S. and China have imposed significant new tariffs on each other related to the importation of certain product categories, and additional tariffs have been proposed. There are also growing concerns regarding the terms and conditions of the United Kingdom's withdrawal from the European Union, commonly referred to as "Brexit." Negotiations to determine the United Kingdom's future relationship with the European Union, including terms of trade and movement of people, have been complex. In January 2019, British Parliament rejected Prime Minister Theresa May's proposed withdrawal agreement, and it is not clear at this time what, if any, agreements will be reached by the current March 29, 2019 deadline. As our international business continues to grow and because the majority of our products are produced outside of the U.S., major changes in global trade relations could have a material adverse effect on our business or operating results. Certain other worldwide events, including political unrest, acts of terrorism, taxation or monetary policy changes, fluctuations in commodity prices, and rising healthcare costs, also increase volatility in the global economy. For example, the U.S. recently enacted new tax legislation known as the TCJA (as defined in "Recent Developments" below), which is intended to stimulate economic growth and capital investment in the U.S. In addition, our results have been and are expected to continue to be impacted by foreign exchange rate fluctuations.

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
We have implemented various operating strategies globally to help address many of these current challenges, and continue to build a foundation for long-term profitable growth centered around strengthening our consumer-facing areas of product, stores, and marketing across channels and driving a more efficient operating model. In connection with these strategies, we are taking deliberate actions to ensure promotional consistency across channels and enhance the overall brand and shopping experience, including better aligning shipments and inventory levels with underlying demand. Investing in our digital ecosystem remains a primary focus and is a key component of our integrated global omni-channel strategy. In June 2018, we shifted our European digital commerce operations to the third-party cloud-based platform used by our North America operations, which is delivering a more brand-enhancing and consistent customer experience across our global digital ecosystem. In addition, in September 2018, we launched our digital flagship in China, featuring our signature online shopping experience. We also remain committed to optimizing our wholesale distribution channel and enhancing our department store consumer experience. Although the investments that we are making in our business and our quality of sales initiatives may create operating profit pressure in the near-term, we expect that these initiatives will create longer-term shareholder value. Further, in response to the recent trade developments between the U.S. and China, we are actively reviewing options to mitigate our exposure in the event any resulting tariffs impact our product categories, including diverting production to and sourcing from other countries, driving productivity within our existing supplier base, and taking pricing actions. We are also closely monitoring the latest developments regarding Brexit and are assessing risks and opportunities and developing strategies to mitigate our exposure in the event of a "hard" Brexit (e.g., if the United Kingdom exits the European Union without having a final withdrawal agreement in place).
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
Summary of Financial Performance
Operating Results
During the three months ended December 29, 2018, we reported net revenues of $1.726 billion, net income of $120.0 million, and net income per diluted share of $1.48, as compared to net revenues of $1.642 billion, a net loss of $81.8 million, and a net loss per diluted share of $1.00 during the three months ended December 30, 2017. During the nine months ended December 29, 2018, we reported net revenues of $4.807 billion, net income of $399.3 million, and net income per diluted share of $4.85, as compared to net revenues of $4.653 billion, net income of $121.5 million, and net income per diluted share of $1.47 during the nine months ended December 30, 2017. The comparability of our operating results has been affected by TCJA enactment-related charges, as well as restructuring-related charges, impairment of assets, and certain other charges, as discussed further below.
Our operating performance for the three-month and nine-month periods ended December 29, 2018 reflected revenue growth of 5.1% and 3.3%, respectively, on a reported basis, and 6.3% and 3.3%, respectively, on a constant currency basis, as defined within "Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition" below. The increase in reported net revenues during the three-month and nine-month periods ended December 29, 2019 reflected higher sales across all of our reportable segments, led by international businesses.
Our gross profit as a percentage of net revenues increased by 70 basis points to 61.4% during the three months ended December 29, 2018, and by 100 basis points to 62.1% during the nine months ended December 29, 2018. These increases were primarily driven by improved pricing and lower levels of promotional activity in connection with our long-term growth strategy, as well as favorable product and geographic mix.

Selling, general, and administrative ("SG&A") expenses as a percentage of net revenues increased slightly by 20 basis points to 47.7% during the three months ended December 29, 2018, and by 40 basis points to 49.1% during the nine months ended December 29, 2018. These increases were primarily due to our increased marketing investment, new store expansion, and the unfavorable impact attributable to geographic and channel mix, partially offset by our operational discipline.
Net income increased by $201.8 million to $120.0 million during the three months ended December 29, 2018 as compared to the three months ended December 30, 2017, primarily due to a $188.6 million decline in our income tax provision primarily driven by lower TCJA enactment-related charges. Net income per diluted share increased by $2.48 to $1.48 per share during the three months ended December 29, 2018 due to the higher level of net income and lower weighted-average diluted shares outstanding. Net income (loss) during the three-month periods ended December 29, 2018 and December 30, 2017 reflected TCJA enactment-related charges of $32.3 million, or $0.40 per diluted share, and $231.3 million, or $2.80 per diluted share, respectively. Our operating results during the three-month periods ended December 29, 2018 and December 30, 2017 were also negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $45.4 million and $27.2 million, respectively, which had an after-tax effect of reducing net income by $35.7 million, or $0.44 per diluted share, and $17.9 million, or $0.23 per diluted share, respectively.
Net income increased by $277.8 million to $399.3 million during the nine months ended December 29, 2018 as compared to the nine months ended December 30, 2017, primarily due to a $194.9 million decline in our income tax provision largely driven by lower TCJA enactment-related charges and a $61.1 million increase in operating income. Net income per diluted share increased by $3.38 to $4.85 per share during the nine months ended December 29, 2018 due to the higher level of net income and lower weighted-average diluted shares outstanding. Net income during the nine-month periods ended December 29, 2018 and December 30, 2017 reflected TCJA enactment-related charges of $27.6 million, or $0.34 per diluted share, and $231.3 million, or $2.80 per diluted share, respectively. Our operating results during the nine-month periods ended December 29, 2018 and December 30, 2017 were also negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $94.8 million and $104.8 million, respectively, which had an after-tax effect of reducing net income by $75.2 million, or $0.91 per diluted share, and $69.8 million, or $0.85 per diluted share, respectively.
Financial Condition and Liquidity
We ended the third quarter of Fiscal 2019 in a net cash and investments position (cash and cash equivalents plus short-term and non-current investments, less total debt) of $1.422 billion, as compared to $1.494 billion as of the end of Fiscal 2018. The decline in our net cash and investments position at December 29, 2018 as compared to March 31, 2018 was primarily due to our use of cash to support Class A common stock repurchases of $431.9 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to invest in our business through $149.2 million in capital expenditures, and to make dividend payments of $141.6 million, as well as the unfavorable effect of exchange rate changes on our cash and cash equivalents of $20.6 million, partially offset by our operating cash flows of $683.1 million.
We generated $683.1 million of cash from operations during the nine months ended December 29, 2018, compared to $951.1 million during the nine months ended December 30, 2017. The decline in cash provided by operating activities was due to a net unfavorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period, partially offset by an increase in net income before non-cash charges.
Our equity decreased to $3.354 billion as of December 29, 2018 compared to $3.457 billion as of March 31, 2018, primarily due to our share repurchase activity and dividends declared, partially offset by our comprehensive income and the impact of stock-based compensation arrangements during the nine months ended December 29, 2018.

Recent Developments
Fiscal 2019 Restructuring Plan
On June 4, 2018, our Board of Directors approved a restructuring plan associated with our strategic objective of operating with discipline to drive sustainable growth (the "Fiscal 2019 Restructuring Plan"). The Fiscal 2019 Restructuring Plan includes the following restructuring-related activities: (i) the rightsizing and consolidation of our global distribution network and corporate offices; (ii) targeted severance-related actions; and (iii) closure of certain of our stores and shop-within-shops. The majority of the actions associated with the Fiscal 2019 Restructuring Plan are expected to be completed by the end of Fiscal 2019, with certain activities shifting into Fiscal 2020. Once completed, actions associated with the Fiscal 2019 Restructuring Plan are expected to result in gross annualized expense savings of approximately $60 million to $80 million.
In connection with the Fiscal 2019 Restructuring Plan, we expect to incur total estimated charges of approximately $100 million to $150 million, comprised of cash-related charges of approximately $70 million to $110 million and non-cash charges of approximately $30 million to $40 million. Cumulative charges incurred since inception were $59.6 million. See Note 8 to our accompanying consolidated financial statements for detailed discussions of the charges recorded in connection with the Fiscal 2019 Restructuring Plan.
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
During the second half of Fiscal 2018, we recorded net charges of $221.4 million within our income tax provision in connection with the TCJA. Subsequently, during the second and third quarters of Fiscal 2019, we recorded total measurement period adjustments of $27.6 million as permitted by SEC Staff Accounting Bulletin No. 118 ("SAB 118"). These measurement period adjustments increased our effective tax rate by 1,610 basis points and 500 basis points during the three-month and nine-month periods ended December 29, 2018, respectively. Approximately $241 million of the cumulative TCJA enactment-related charges recorded related to the mandatory transition tax.
Additionally, we reevaluated our permanent reinvestment assertion and determined that undistributed foreign earnings that were subject to the one-time mandatory transition tax were no longer considered to be permanently reinvested, effective December 31, 2017. In connection with this decision, we repatriated $252 million of cash to the U.S. from certain of our foreign subsidiaries during the fourth quarter of Fiscal 2018, and we repatriated an additional $672 million during the nine months ended December 29, 2018, all of which relate to earnings previously taxed under the TCJA.
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

On March 30, 2017, our Board of Directors approved the following additional restructuring-related activities associated with the Way Forward Plan: (i) the restructuring of our in-house global digital commerce platform which was in development and shifting to a more cost-effective, flexible platform through a new agreement with Salesforce's Commerce Cloud, formerly known as Demandware; (ii) the closure of our Polo store at 711 Fifth Avenue in New York City; and (iii) the further streamlining of the organization and the execution of other key corporate actions in line with the Way Forward Plan. These actions, which are expected to result in additional gross annualized expense savings of approximately $140 million, are an important part of our efforts to achieve our stated objective to return to sustainable, profitable growth and invest in the future. These additional restructuring-related activities were largely completed during Fiscal 2018 and resulted in a further reduction in workforce and the closure of certain corporate office and store locations. The remaining activities are primarily lease-related, as discussed below.
In connection with the Way Forward Plan, we currently expect to incur total estimated charges of approximately $790 million, comprised of cash-related restructuring charges of approximately $485 million and non-cash charges of approximately $305 million. Cumulative charges incurred since inception were $683.9 million. If we are successful in our ongoing attempts to legally assign a certain lease agreement for which the Company is the deemed owner of the leased asset for accounting purposes prior to the end of Fiscal 2019, we will incur the remaining estimated charges of approximately $105 million during the fourth quarter of Fiscal 2019. However, to the extent that a lease assignment is not executed prior to the end of Fiscal 2019, an impairment may instead be recorded as an adjustment to reduce our opening retained earnings as of the beginning of Fiscal 2020 in connection with our adoption of Accounting Standards Update No. 2016-02, "Leases" (see Note 4), which could be material. In addition to these charges, we also incurred an additional non-cash charge of $155.2 million during Fiscal 2017 associated with the destruction of inventory out of current liquidation channels in line with our Way Forward Plan. See Note 8 to our accompanying consolidated financial statements for detailed discussions of the charges recorded in connection with the Way Forward Plan.
Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition
The comparability of our operating results for the three-month and nine-month periods ended December 29, 2018 and December 30, 2017 has been affected by certain events, including restructuring-related charges, impairment of assets, and certain other charges, as summarized below (references to "Notes" are to the notes to the accompanying consolidated financial statements):

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
	(millions)
Impairment of assets (see Note 7)	$(2.2)	$(3.9)	$(13.3)	$(24.8)
Restructuring and other charges (see Note 8)	(40.1)	(23.3)	(78.4)	(78.7)
Restructuring-related inventory charges (see Note 8)(a)	(3.1)	—	(3.1)	(1.3)
Total charges	$(45.4)	$(27.2)	$(94.8)	$(104.8)

(a)	Non-cash restructuring-related inventory charges are recorded within cost of goods sold in the consolidated statements of operations.
Additionally, during the three-month periods ended December 29, 2018 and December 30, 2017, we recorded TCJA enactment-related charges of $32.3 million and $231.3 million, respectively, which increased our effective tax rate by 1,610 basis points and 12,410 basis points, respectively. During the nine-month periods ended December 29, 2018 and December 30, 2017, we recorded TCJA enactment-related charges of $27.6 million and $231.3 million, respectively, which increased our effective tax rate by 500 basis points and 4,980 basis points, respectively. See Note 9 to the accompanying consolidated financial statements for further discussion regarding the TCJA.

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

RESULTS OF OPERATIONS
Three Months Ended December 29, 2018 Compared to Three Months Ended December 30, 2017
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	December 29, 2018	December 30, 2017	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$1,725.8	$1,641.8	$84.0	5.1%
Cost of goods sold	(666.3)	(645.6)	(20.7)	3.2%
Gross profit	1,059.5	996.2	63.3	6.4%
Gross profit as % of net revenues	61.4%	60.7%		70 bps
Selling, general, and administrative expenses	(823.4)	(779.8)	(43.6)	5.6%
SG&A expenses as % of net revenues	47.7%	47.5%		20 bps
Impairment of assets	(2.2)	(3.9)	1.7	(42.3%)
Restructuring and other charges	(40.1)	(23.3)	(16.8)	71.9%
Operating income	193.8	189.2	4.6	2.4%
Operating income as % of net revenues	11.2%	11.5%		(30 bps)
Interest expense	(5.2)	(4.8)	(0.4)	8.7%
Interest income	9.9	3.3	6.6	199.5%
Other income (expense), net	1.0	(1.4)	2.4	NM
Income before income taxes	199.5	186.3	13.2	7.1%
Income tax provision	(79.5)	(268.1)	188.6	(70.4%)
Effective tax rate(a)	39.8%	143.9%		(10,410 bps)
Net income (loss)	$120.0	$(81.8)	$201.8	NM
Net income (loss) per common share:
Basic	$1.50	$(1.00)	$2.50	NM
Diluted	$1.48	$(1.00)	$2.48	NM

(a)	Effective tax rate is calculated by dividing the income tax provision by income before income taxes.
NM Not meaningful.
Net Revenues.    Net revenues increased by $84.0 million, or 5.1%, to $1.726 billion during the three months ended December 29, 2018 as compared to the three months ended December 30, 2017, including net unfavorable foreign currency effects of $19.8 million. On a constant currency basis, net revenues increased by $103.8 million, or 6.3%.
The following table summarizes the percentage change in our consolidated comparable store sales for the three months ended December 29, 2018 as compared to the prior fiscal year period:

% Change
Digital commerce comparable store sales	18%
Comparable store sales excluding digital commerce	1%
Total comparable store sales	4%

Our global average store count increased by 39 stores and concession shops during the three months ended December 29, 2018 compared with the three months ended December 30, 2017, largely driven by new openings in Asia. The following table details our retail store presence by segment as of the periods presented:

	December 29, 2018	December 30, 2017
Freestanding Stores:
North America	227	218
Europe	87	82
Asia	111	103
Other non-reportable segments	76	78
Total freestanding stores	501	481

Concession Shops:
North America	2	2
Europe	25	25
Asia	619	599
Other non-reportable segments	5	2
Total concession shops	651	628
Total stores	1,152	1,109
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
Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the comparable prior fiscal year period, are provided below:

	Three Months Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	December 29, 2018	December 30, 2017	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$908.7	$886.4	$22.3	$(1.1)	$23.4	2.5%	2.6%
Europe	415.2	378.5	36.7	(13.7)	50.4	9.7%	13.3%
Asia	274.8	251.0	23.8	(4.9)	28.7	9.5%	11.4%
Other non-reportable segments	127.1	125.9	1.2	(0.1)	1.3	0.9%	1.0%
Total net revenues	$1,725.8	$1,641.8	$84.0	$(19.8)	$103.8	5.1%	6.3%
North America net revenues — Net revenues increased by $22.3 million, or 2.5%, during the three months ended December 29, 2018 as compared to the three months ended December 30, 2017, including net unfavorable foreign currency effects of $1.1 million. On a constant currency basis, net revenues increased by $23.4 million, or 2.6%.
The $22.3 million net increase in North America net revenues was driven by:

•
a $33.9 million net increase related to our North America retail business, inclusive of net unfavorable foreign currency effects of $0.8 million. On a constant currency basis, net revenues increased by $34.7 million driven by increases of $20.5 million in comparable store sales and $14.2 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our North America retail business:

% Change
Digital commerce comparable store sales	21%
Comparable store sales excluding digital commerce	—%
Total comparable store sales	4%
This increase was partially offset by an $11.6 million net decrease related to our North America wholesale business, largely driven by a strategic reduction of shipments within the off-price channel in connection with our long-term growth strategy.
Europe net revenues — Net revenues increased by $36.7 million, or 9.7%, during the three months ended December 29, 2018 as compared to the three months ended December 30, 2017, including net unfavorable foreign currency effects of $13.7 million. On a constant currency basis, net revenues increased by $50.4 million, or 13.3%.
The $36.7 million net increase in Europe net revenues was driven by:

•
a $22.9 million net increase related to our Europe wholesale business, primarily driven by a shift in the timing of certain shipments and stronger demand, partially offset by net unfavorable foreign currency effects of $5.1 million; and

•
a $13.8 million net increase related to our Europe retail business, inclusive of net unfavorable foreign currency effects of $8.6 million. On a constant currency basis, net revenues increased by $22.4 million driven by increases of $13.4 million in non-comparable store sales and $9.0 million in comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Europe retail business:

% Change
Digital commerce comparable store sales	13%
Comparable store sales excluding digital commerce	3%
Total comparable store sales	4%
Asia net revenues — Net revenues increased by $23.8 million, or 9.5%, during the three months ended December 29, 2018 as compared to the three months ended December 30, 2017, including net unfavorable foreign currency effects of $4.9 million. On a constant currency basis, net revenues increased by $28.7 million, or 11.4%.
The $23.8 million net increase in Asia net revenues was driven by:

•
a $24.0 million net increase related to our Asia retail business, inclusive of net unfavorable foreign currency effects of $4.6 million. On a constant currency basis, net revenues increased by $28.6 million, reflecting increases of $18.9 million in non-comparable store sales driven by new store openings and $9.7 million in comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Asia retail business:

% Change
Digital commerce comparable store sales	62%
Comparable store sales excluding digital commerce	4%
Total comparable store sales	4%
Gross Profit.    Gross profit increased by $63.3 million, or 6.4%, to $1.060 billion for the three months ended December 29, 2018. The increase in gross profit included a net unfavorable foreign currency effect of $7.9 million. Gross profit as a percentage of net revenues increased to 61.4% for the three months ended December 29, 2018 from 60.7% for the three months ended December 30, 2017. The 70 basis point increase was primarily driven by improved pricing and lower levels of promotional activity in connection with our long-term growth strategy, as well as favorable product and geographic mix.
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

Selling, General, and Administrative Expenses.    SG&A expenses include compensation and benefits, advertising and marketing, rent and occupancy, distribution, information technology, legal, depreciation and amortization, bad debt, and other selling and administrative costs. SG&A expenses increased by $43.6 million, or 5.6%, to $823.4 million for the three months ended December 29, 2018. This increase included a net favorable foreign currency effect of $8.8 million. SG&A expenses as a percentage of net revenues increased slightly to 47.7% for the three months ended December 29, 2018 from 47.5% for the three months ended December 30, 2017. The 20 basis point increase was primarily due to our increased marketing investment, new store expansion, and the unfavorable impact attributable to geographic and channel mix, as a greater portion of our revenue was generated by our retail businesses (which typically carry higher operating expense margins). These increases were partially offset by our operational discipline.
The $43.6 million net increase in SG&A expenses was driven by:

Three Months Ended December 29, 2018 Compared to Three Months Ended December 30, 2017
(millions)
SG&A expense category:
Marketing and advertising expenses	$10.9
Selling-related expenses	9.4
Compensation-related expenses	8.6
Shipping and handling costs	6.8
Other	7.9
Total change in SG&A expenses	$43.6
During the remainder of Fiscal 2019, we continue to expect to spend on key strategic initiatives including marketing, digital, expanding and renovating our global retail stores and concession shops, and investing in productivity-enhancing infrastructure. We expect to make these investments while continuing to manage our cost base with discipline.
Impairment of Assets. During the three-month periods ended December 29, 2018 and December 30, 2017, we recorded non-cash impairment charges of $2.2 million and $3.9 million, respectively, to write off certain fixed assets related to our domestic and international stores, shop-within-shops, and corporate offices. See Note 7 to the accompanying consolidated financial statements.
Restructuring and Other Charges. During the three-month periods ended December 29, 2018 and December 30, 2017, we recorded restructuring charges of $36.6 million and $19.8 million, respectively, in connection with our restructuring plans, primarily consisting of severance and benefit costs, and lease termination and store closure costs. Additionally, during each of the three-month periods ended December 29, 2018 and December 30, 2017, we recorded other charges of $3.5 million related to depreciation expense associated with our former Polo store at 711 Fifth Avenue in New York City. See Note 8 to the accompanying consolidated financial statements.
Operating Income.    Operating income increased by $4.6 million, or 2.4%, to $193.8 million for the three months ended December 29, 2018. Our operating results during the three-month periods ended December 29, 2018 and December 30, 2017 were negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $45.4 million and $27.2 million, respectively, as previously discussed. The increase in operating income also included a net favorable foreign currency effect of $0.9 million. Operating income as a percentage of net revenues decreased to 11.2% for the three months ended December 29, 2018 from 11.5% for the three months ended December 30, 2017. The 30 basis point decrease was primarily driven by the net increase in restructuring-related charges, impairment of assets, and certain other charges, and the increase in SG&A expenses as a percentage of net revenues, partially offset by the increase in our gross profit margin, all as previously discussed.

Operating income and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the comparable prior fiscal year period, are provided below:

	Three Months Ended
	December 29, 2018		December 30, 2017
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$204.3	22.5%	$196.6	22.2%	$7.7	30 bps
Europe	91.4	22.0%	81.0	21.4%	10.4	60 bps
Asia	47.9	17.4%	44.3	17.6%	3.6	(20 bps)
Other non-reportable segments	42.6	33.5%	37.1	29.5%	5.5	400 bps
	386.2		359.0		27.2
Unallocated corporate expenses	(152.3)		(146.5)		(5.8)
Unallocated restructuring and other charges	(40.1)		(23.3)		(16.8)
Total operating income	$193.8	11.2%	$189.2	11.5%	$4.6	(30 bps)
North America operating margin improved by 30 basis points, primarily due to the favorable impact of 70 basis points related to our retail business, largely driven by an increase in our gross profit margin. Partially offsetting this increase in our operating margin was a 40 basis point decline related to our wholesale business, largely driven by a decrease in our gross profit margin.
Europe operating margin improved by 60 basis points, primarily due to the favorable impact of 210 basis points related to our retail business, largely driven by an increase in our gross profit margin and a decline in SG&A expenses as a percentage of net revenues. The overall increase in operating margin also reflected the favorable impact of 140 basis points related to foreign currency effects. These increases in operating margin were partially offset by a 230 basis point decline related to our wholesale business, largely driven by a decrease in our gross profit margin and an increase in SG&A expenses as a percentage of net revenues. The remaining 60 basis point decline in operating margin primarily related to higher non-cash charges recorded in connection with our restructuring plans during the three months ended December 29, 2018 as compared to the prior fiscal year period.
Asia operating margin declined slightly by 20 basis points, primarily due to the unfavorable impacts of 20 basis points related to foreign currency effects and 20 basis points related to our retail business, primarily driven by an increase in SG&A expenses as a percentage of net revenues, partially offset by an increase in our gross profit margin. These decreases in operating margin were partially offset by the favorable impact of 20 basis points attributable to other factors, including lower non-cash charges recorded in connection with our restructuring plans during the three months ended December 29, 2018 as compared to the prior fiscal year period.
Unallocated corporate expenses increased by $5.8 million to $152.3 million during the three months ended December 29, 2018, with no significant increases or decreases for any individual expense category.
Unallocated restructuring and other charges increased by $16.8 million to $40.1 million during the three months ended December 29, 2018, as previously discussed above and in Note 8 to the accompanying consolidated financial statements.
Non-operating Income (Expense), Net. Non-operating income (expense), net is comprised of interest expense, interest income, and other income (expense), net, which includes foreign currency gains (losses), equity in income (losses) from our equity-method investees, and other non-operating expenses. During the three months ended December 29, 2018, we reported non-operating income, net, of $5.7 million, as compared to non-operating expense, net, of $2.9 million during the three months ended December 30, 2017. The $8.6 million improvement was primarily driven by higher interest income of $6.6 million due to the increased balance of our investment portfolio, as well as a favorable shift to higher interest rate environments attributable to recent cash repatriations from our foreign subsidiaries.

Income Tax Provision.    The income tax provision represents federal, foreign, state and local income taxes. The income tax provision and effective tax rate for the three months ended December 29, 2018 were $79.5 million and 39.8%, respectively, as compared to $268.1 million and 143.9%, respectively, for the three months ended December 30, 2017. The $188.6 million decrease in the income tax provision was primarily due to lower TCJA enactment-related charges recorded during the three months ended December 29, 2018 as compared to the prior fiscal year period, partially offset by the increase in pretax income. During the three-month periods ended December 29, 2018 and December 30, 2017, we recorded TCJA enactment-related charges of $32.3 million and $231.3 million, respectively, which increased our effective tax rates by 1,610 basis points and 12,410 basis points, respectively. This 10,800 basis point decline in our effective tax rate attributable to lower TCJA enactment-related charges recorded was partially offset by the net unfavorable impact of 390 basis points largely related to incremental income tax reserves associated with certain income tax audits. Our effective tax rate will change from period to period based on various factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.
Net Income (Loss).    We reported net income of $120.0 million for the three months ended December 29, 2018, as compared to a net loss of $81.8 million for the three months ended December 30, 2017. The $201.8 million increase in net income was primarily due to the decrease in our income tax provision, as previously discussed. Net income (loss) for the three-month periods ended December 29, 2018 and December 30, 2017 reflected TCJA enactment-related charges of $32.3 million and $231.3 million, respectively, as previously discussed. Our operating results during the three-month periods ended December 29, 2018 and December 30, 2017 were also negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $45.4 million and $27.2 million, respectively, which had an after-tax effect of reducing net income by $35.7 million and $17.9 million, respectively.
Net Income (loss) per Diluted Share.    We reported net income per diluted share of $1.48 for the three months ended December 29, 2018, as compared to a net loss per diluted share of $1.00 for the three months ended December 30, 2017. The $2.48 per share increase was due to the higher level of net income, as previously discussed, and lower weighted-average diluted shares outstanding during the three months ended December 29, 2018 driven by our share repurchases during the last twelve months. Net income (loss) per diluted share for the three-month periods ended December 29, 2018 and December 30, 2017 were negatively impacted by $0.40 per share and $2.80 per share, respectively, as a result of TCJA enactment-related charges. Net income per diluted share for the three-month periods ended December 29, 2018 and December 30, 2017 were also negatively impacted by $0.44 per share and $0.23 per share, respectively, as a result of restructuring-related charges, impairment of assets, and certain other charges, as previously discussed.

Nine Months Ended December 29, 2018 Compared to Nine Months Ended December 30, 2017
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Nine Months Ended
	December 29, 2018	December 30, 2017	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$4,807.3	$4,653.1	$154.2	3.3%
Cost of goods sold	(1,822.8)	(1,809.9)	(12.9)	0.7%
Gross profit	2,984.5	2,843.2	141.3	5.0%
Gross profit as % of net revenues	62.1%	61.1%		100 bps
Selling, general, and administrative expenses	(2,358.9)	(2,266.9)	(92.0)	4.1%
SG&A expenses as % of net revenues	49.1%	48.7%		40 bps
Impairment of assets	(13.3)	(24.8)	11.5	(46.4%)
Restructuring and other charges	(78.4)	(78.7)	0.3	(0.3%)
Operating income	533.9	472.8	61.1	12.9%
Operating income as % of net revenues	11.1%	10.2%		90 bps
Interest expense	(15.6)	(14.4)	(1.2)	8.5%
Interest income	29.5	7.6	21.9	291.2%
Other expense, net	(0.6)	(1.7)	1.1	(66.2%)
Income before income taxes	547.2	464.3	82.9	17.9%
Income tax provision	(147.9)	(342.8)	194.9	(56.8%)
Effective tax rate(a)	27.0%	73.8%		(4,680 bps)
Net income	$399.3	$121.5	$277.8	228.7%
Net income per common share:
Basic	$4.92	$1.49	$3.43	230.2%
Diluted	$4.85	$1.47	$3.38	229.9%

(a)	Effective tax rate is calculated by dividing the income tax provision by income before income taxes.
Net Revenues.    Net revenues increased by approximately $154 million, or 3.3%, to $4.807 billion during the nine months ended December 29, 2018 as compared to the nine months ended December 30, 2017 on both a reported and constant currency basis.
The following table summarizes the percentage change in our consolidated comparable store sales for the nine months ended December 29, 2018 as compared to the prior fiscal year period:

% Change
Digital commerce comparable store sales	10%
Comparable store sales excluding digital commerce	(1%)
Total comparable store sales	1%
Our global average store count increased by 30 stores and concession shops during the nine months ended December 29, 2018 compared with the nine months ended December 30, 2017, largely driven by new openings in Asia.

Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the comparable prior year period, are provided below:

	Nine Months Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	December 29, 2018	December 30, 2017	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$2,494.5	$2,471.7	$22.8	$(1.9)	$24.7	0.9%	1.0%
Europe	1,225.0	1,165.0	60.0	4.1	55.9	5.2%	4.8%
Asia	767.5	676.9	90.6	(2.3)	92.9	13.4%	13.7%
Other non-reportable segments	320.3	339.5	(19.2)	—	(19.2)	(5.7%)	(5.7%)
Total net revenues	$4,807.3	$4,653.1	$154.2	$(0.1)	$154.3	3.3%	3.3%
North America net revenues — Net revenues increased by $22.8 million during the nine months ended December 29, 2018 as compared to the nine months ended December 30, 2017, including net unfavorable foreign currency effects of $1.9 million. On a constant currency basis, net revenues increased by $24.7 million, or 1.0%.
The $22.8 million net increase in North America net revenues was driven by:

•
a $36.1 million net increase related to our North America retail business, inclusive of net unfavorable foreign currency effects of $1.3 million. On a constant currency basis, net revenues increased by $37.4 million driven by increases of $24.7 million in non-comparable store sales and $12.7 million in comparable store sales. The following table summarizes the percentage change in comparable store sales related to our North America retail business:

% Change
Digital commerce comparable store sales	11%
Comparable store sales excluding digital commerce	(1%)
Total comparable store sales	1%
This increase was partially offset by a $13.3 million net decrease related to our North America wholesale business, largely driven by a strategic reduction of shipments (including within the off-price channel) and points of distribution in connection with our long-term growth strategy, partially offset by a shift in timing of certain shipments.
Europe net revenues — Net revenues increased by $60.0 million, or 5.2%, during the nine months ended December 29, 2018 as compared to the nine months ended December 30, 2017, including net favorable foreign currency effects of $4.1 million. On a constant currency basis, net revenues increased by $55.9 million, or 4.8%.
The $60.0 million net increase in Europe net revenues was driven by:

•	a $43.4 million net increase related to our Europe wholesale business, primarily driven by a shift in the timing of certain shipments and stronger demand; and

•
a $16.6 million net increase related to our Europe retail business, inclusive of net favorable foreign currency effects of $4.5 million. On a constant currency basis, net revenues increased by $12.1 million driven by an increase of $26.6 million in non-comparable store sales, partially offset by a decrease of $14.5 million in comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Europe retail business:

% Change
Digital commerce comparable store sales	6%
Comparable store sales excluding digital commerce	(3%)
Total comparable store sales	(2%)

Asia net revenues — Net revenues increased by $90.6 million, or 13.4%, during the nine months ended December 29, 2018 as compared to the nine months ended December 30, 2017, including net unfavorable foreign currency effects of $2.3 million. On a constant currency basis, net revenues increased by $92.9 million, or 13.7%.
The $90.6 million net increase in Asia net revenues was driven by:

•
an $81.7 million net increase related to our Asia retail business, inclusive of net unfavorable foreign currency effects of $1.6 million. On a constant currency basis, net revenues increased by $83.3 million, reflecting increases of $52.3 million in non-comparable store sales driven by new store openings and $31.0 million in comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Asia retail business:

% Change
Digital commerce comparable store sales	60%
Comparable store sales excluding digital commerce	5%
Total comparable store sales	5%

•	an $8.9 million net increase related to our Asia wholesale business, primarily driven by our expansion in Japan, South Korea, and Southeast Asia.
Gross Profit.    Gross profit increased by $141.3 million, or 5.0%, to $2.985 billion for the nine months ended December 29, 2018. The increase in gross profit included a net favorable foreign currency effect of $12.6 million. Gross profit as a percentage of net revenues increased to 62.1% for the nine months ended December 29, 2018 from 61.1% for the nine months ended December 30, 2017. The 100 basis point increase was primarily driven by improved pricing and lower levels of promotional activity in connection with our long-term growth strategy, as well as favorable product and geographic mix.
Selling, General, and Administrative Expenses.    SG&A expenses increased by $92.0 million, or 4.1%, to $2.359 billion for the nine months ended December 29, 2018. This increase included a net unfavorable foreign currency effect of $2.1 million. SG&A expenses as a percentage of net revenues increased to 49.1% for the nine months ended December 29, 2018 from 48.7% for the nine months ended December 30, 2017. The 40 basis point increase was primarily due to our increased marketing investment, new store expansion, and the unfavorable impact attributable to geographic and channel mix, as a greater portion of our revenue was generated by our retail businesses (which typically carry higher operating expense margins). These increases were partially offset by our operational discipline.
The $92.0 million net increase in SG&A expenses was driven by:

Nine Months Ended December 29, 2018 Compared to Nine Months Ended December 30, 2017
(millions)
SG&A expense category:
Marketing and advertising expenses	$38.5
Selling-related expenses	24.7
Compensation-related expenses	16.6
Rent and occupancy expenses	10.1
Shipping and handling costs	8.8
Other	(6.7)
Total change in SG&A expenses	$92.0
Impairment of Assets. During the nine-month periods ended December 29, 2018 and December 30, 2017, we recorded non-cash impairment charges of $13.3 million and $24.8 million, respectively, to write off certain fixed assets related to our domestic and international stores, shop-within-shops, and corporate offices. See Note 7 to the accompanying consolidated financial statements.

Restructuring and Other Charges. During each of the nine-month periods ended December 29, 2018 and December 30, 2017, we recorded restructuring charges of $63.7 million in connection with our restructuring plans, primarily consisting of severance and benefit costs, and lease termination and store closure costs. In addition, during the nine months ended December 29, 2018, we recorded other charges of $14.7 million primarily related to depreciation expense associated with our former Polo store at 711 Fifth Avenue in New York City and our customs audit. During the nine months ended December 30, 2017, we recorded net other charges of $15.0 million primarily related to depreciation expense associated with our former Polo store at 711 Fifth Avenue, the departure of Mr. Stefan Larsson, and the reversal of reserves associated with the settlement of certain non-income tax issues. See Note 8 to the accompanying consolidated financial statements.
Operating Income.    Operating income increased by $61.1 million, or 12.9%, to $533.9 million for the nine months ended December 29, 2018. Our operating results during the nine-month periods ended December 29, 2018 and December 30, 2017 were negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $94.8 million and $104.8 million, respectively, as previously discussed. The increase in operating income also included a net favorable foreign currency effect of $10.5 million. Operating income as a percentage of net revenues increased to 11.1% for the nine months ended December 29, 2018 from 10.2% for the nine months ended December 30, 2017. The 90 basis point increase was primarily driven by the increase in our gross profit margin, partially offset by the increase in SG&A expenses as a percentage of net revenues, all as previously discussed.
Operating income and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the comparable prior year period, are provided below:

	Nine Months Ended
	December 29, 2018		December 30, 2017
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$574.0	23.0%	$549.3	22.2%	$24.7	80 bps
Europe	291.9	23.8%	273.6	23.5%	18.3	30 bps
Asia	123.3	16.1%	101.0	14.9%	22.3	120 bps
Other non-reportable segments	97.9	30.6%	96.9	28.6%	1.0	200 bps
	1,087.1		1,020.8		66.3
Unallocated corporate expenses	(474.8)		(469.3)		(5.5)
Unallocated restructuring and other charges	(78.4)		(78.7)		0.3
Total operating income	$533.9	11.1%	$472.8	10.2%	$61.1	90 bps
North America operating margin improved by 80 basis points, primarily due to the favorable impact of 60 basis points related to our wholesale business, largely driven by a decline in SG&A expenses as a percentage of net revenues and an increase in our gross profit margin. The remaining 20 basis point increase in operating margin related to our retail business, largely driven by an increase in our gross margin, partially offset by an increase in SG&A expenses as a percentage of net revenues.
Europe operating margin improved by 30 basis points, primarily due to the favorable impacts of 110 basis points related to foreign currency effects and 20 basis points related to our retail business, largely driven by an increase in our gross profit margin. Partially offsetting these increases in our operating margin was a 100 basis point decline related to our wholesale business, largely driven by a decrease in our gross profit margin.
Asia operating margin improved by 120 basis points, primarily due to the favorable impacts of 100 basis points related to our retail business and 50 basis points related to our wholesale business, both largely driven by a decline in SG&A expenses as a percentage of net revenues. These increases in operating margin were partially offset by unfavorable foreign currency effects of 30 basis points.
Unallocated corporate expenses increased slightly by $5.5 million to $474.8 million during the nine months ended December 29, 2018. The increase in unallocated corporate expenses was primarily due to higher consulting fees of $13.1 million and higher marketing and advertising expenses of $12.8 million, partially offset by lower impairment of asset charges of $10.6 million and lower compensation-related expenses of $9.8 million.

Unallocated restructuring and other charges decreased slightly by $0.3 million to $78.4 million during the nine months ended December 29, 2018, as previously discussed above and in Note 8 to the accompanying consolidated financial statements.
Non-operating Income (Expense), Net. During the nine months ended December 29, 2018, we reported non-operating income, net, of $13.3 million, as compared to non-operating expense, net, of $8.5 million during the nine months ended December 30, 2017. The $21.8 million improvement was primarily driven by higher interest income of $21.9 million due to the increased balance of our investment portfolio, as well as a favorable shift to higher interest rate environments attributable to recent cash repatriations from our foreign subsidiaries.
Income Tax Provision.    The income tax provision and effective tax rate for the nine months ended December 29, 2018 were $147.9 million and 27.0%, respectively, as compared to $342.8 million and 73.8%, respectively, for the nine months ended December 30, 2017. The $194.9 million decrease in the income tax provision was primarily due to lower TCJA enactment-related charges recorded during the nine months ended December 29, 2018 as compared to the prior fiscal year period, partially offset by the increase in pretax income. During the nine-month periods ended December 29, 2018 and December 30, 2017, we recorded TCJA enactment-related charges of $27.6 million and $231.3 million, respectively, which increased our effective tax rates by 500 basis points and 4,980 basis points, respectively. In addition to this 4,480 basis point improvement attributable to lower TCJA enactment-related charges recorded, the decline in our effective tax rate also reflected the net favorable impact of 200 basis points primarily due to a net favorable change related to tax effects of stock-based compensation award settlements.
Net Income.    Net income increased to $399.3 million for the nine months ended December 29, 2018, from $121.5 million for the nine months ended December 30, 2017. The $277.8 million increase in net income was primarily due to the decrease in our income tax provision and the increase in operating income, both as previously discussed. Net income during the nine-month periods ended December 29, 2018 and December 30, 2017 reflected TCJA enactment-related charges of $27.6 million and $231.3 million, respectively, as previously discussed. Our operating results during the nine-month periods ended December 29, 2018 and December 30, 2017 were also negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $94.8 million and $104.8 million, respectively, which had an after-tax effect of reducing net income by $75.2 million and $69.8 million, respectively.
Net Income per Diluted Share.    Net income per diluted share increased to $4.85 for the nine months ended December 29, 2018, from $1.47 for the nine months ended December 30, 2017. The $3.38 per share increase was due to the higher level of net income, as previously discussed, and lower weighted-average diluted shares outstanding during the nine months ended December 29, 2018 driven by our share repurchases during the last twelve months. Net income per diluted share for the nine-month periods ended December 29, 2018 and December 30, 2017 were negatively impacted by $0.34 per share and $2.80 per share, respectively, as a result of TCJA enactment-related charges. Net income per diluted share for the nine-month periods ended December 29, 2018 and December 30, 2017 were also negatively impacted by $0.91 per share and $0.85 per share, respectively, as a result of restructuring-related charges, impairment of assets, and certain other charges, as previously discussed.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of December 29, 2018 and March 31, 2018:

	December 29, 2018	March 31, 2018	$ Change
	(millions)
Cash and cash equivalents	$680.5	$1,304.6	$(624.1)
Short-term investments	1,382.5	699.4	683.1
Non-current investments(a)	45.7	86.2	(40.5)
Short-term debt(b)	—	(10.1)	10.1
Current portion of long-term debt(b)	—	(298.1)	298.1
Long-term debt(b)	(686.8)	(288.0)	(398.8)
Net cash and investments(c)	$1,421.9	$1,494.0	$(72.1)
Equity	$3,353.9	$3,457.4	$(103.5)

(a)	Recorded within other non-current assets in our consolidated balance sheets.

(b)	See Note 10 to the accompanying consolidated financial statements for discussion of the carrying values of our debt.

(c)	"Net cash and investments" is defined as cash and cash equivalents, plus short-term and non-current investments, less total debt.
The decrease in our net cash and investments position at December 29, 2018 as compared to March 31, 2018 was primarily due to our use of cash to support Class A common stock repurchases of $431.9 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to invest in our business through $149.2 million in capital expenditures, and to make dividend payments of $141.6 million, as well as the unfavorable effect of exchange rate changes on our cash and cash equivalents of $20.6 million, partially offset by our operating cash flows of $683.1 million.
The decrease in equity was primarily attributable to our share repurchase activity and dividends declared, partially offset by our comprehensive income and the impact of stock-based compensation arrangements during the nine months ended December 29, 2018.
Cash Flows
The following table details our cash flows for the nine-month periods ended December 29, 2018 and December 30, 2017:

	Nine Months Ended
	December 29, 2018	December 30, 2017	$ Change
	(millions)
Net cash provided by operating activities	$683.1	$951.1	$(268.0)
Net cash used in investing activities	(810.1)	(317.8)	(492.3)
Net cash used in financing activities	(481.1)	(158.7)	(322.4)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(23.9)	36.8	(60.7)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(632.0)	$511.4	$(1,143.4)

Net Cash Provided by Operating Activities.    Net cash provided by operating activities decreased to $683.1 million during the nine months ended December 29, 2018, as compared to $951.1 million during the nine months ended December 30, 2017. The $268.0 million net decline in cash provided by operating activities was due to a net unfavorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period, partially offset by an increase in net income before non-cash charges. The net unfavorable change related to our operating assets and liabilities, including our working capital, was primarily driven by:

•
an unfavorable change related to our income tax payable, largely a result of the decrease in charges recorded in connection with the TCJA's mandatory transition tax as compared to the prior year period;

•	a year-over-year increase in our inventory levels largely due to the timing of certain inventory receipts, as well as to support our revenue growth;

•	an unfavorable change related to accrued expenses and other current liabilities largely driven by fluctuations associated with our derivative instruments; and

•	unfavorable changes related to our accounts receivable and prepaid expenses and other current assets, largely driven by the timing of cash receipts and payments, respectively.
Net Cash Used in Investing Activities.    Net cash used in investing activities was $810.1 million during the nine months ended December 29, 2018, as compared to $317.8 million during the nine months ended December 30, 2017. The $492.3 million net increase in cash used in investing activities was primarily driven by:

•
a $462.4 million increase in purchases of investments, less proceeds from sales and maturities of investments. During the nine months ended December 29, 2018, we made net investment purchases of $652.6 million, as compared to $190.2 million during the nine months ended December 30, 2017;

•
a $26.2 million increase in capital expenditures. During the nine months ended December 29, 2018, we spent $149.2 million on capital expenditures, as compared to $123.0 million during the nine months ended December 30, 2017. Our capital expenditures during the nine months ended December 29, 2018 primarily related to new store openings, retail and department store renovations, and enhancements to our information technology systems; and

•	a $23.8 million increase in payments to settle net investment hedges.
These increases in cash used in investing activities were partially offset by cash proceeds of $20.0 million from the sale of one of our distribution centers in North America during the nine months ended December 29, 2018.
We currently expect to spend approximately $250 million in capital expenditures during Fiscal 2019, lower than our previous estimate of $275 million as we shift certain capital investments into Fiscal 2020.
Net Cash Used in Financing Activities.    Net cash used in financing activities was $481.1 million during the nine months ended December 29, 2018, as compared to $158.7 million during the nine months ended December 30, 2017. The $322.4 million net increase in cash used in financing activities was primarily driven by:

•
a $416.0 million increase in cash used to repurchase shares of our Class A common stock. During the nine months ended December 29, 2018, we used $400.0 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $31.9 million in shares of Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our long-term stock incentive plans. On a comparative basis, during the nine months ended December 30, 2017, $15.9 million in shares of Class A common stock were surrendered or withheld for taxes; and

•
a $19.9 million increase in payments of dividends, driven by an increase to the quarterly cash dividend per share (as discussed within "Dividends" below). Dividends paid amounted to $141.6 million and $121.7 million during the nine-month periods ended December 29, 2018 and December 30, 2017, respectively.

These increases in cash used in financing activities were partially offset by:

•
an $88.2 million increase in cash proceeds from the issuance of debt, less debt repayments. During the nine months ended December 29, 2018, we received $398.1 million in proceeds from our issuance of 3.750% unsecured senior notes in August 2018, a portion of which was used to repay $300.0 million of our 2.125% unsecured senior notes that matured in September 2018. Additionally, during the nine months ended December 29, 2018, we repaid $9.9 million of borrowings previously outstanding under our credit facilities. On a comparative basis, during the nine months ended December 30, 2017, we did not issue or repay any debt; and

•	a $21.7 million increase in proceeds from exercise of stock options.
Sources of Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, our available cash and cash equivalents and short-term investments, availability under our credit facilities and commercial paper program, and other available financing options.
During the nine months ended December 29, 2018, we generated $683.1 million of net cash flows from our operations. As of December 29, 2018, we had $2.063 billion in cash, cash equivalents, and short-term investments, of which $699.5 million were held by our subsidiaries domiciled outside the U.S. We are not dependent on foreign cash to fund our domestic operations. Given recent changes to the taxation of undistributed foreign earnings in connection with the TCJA (as discussed within "Recent Developments"), we have reevaluated our permanent reinvestment assertion and determined that undistributed foreign earnings that were subject to the TCJA's one-time mandatory transition tax were no longer considered to be permanently reinvested, effective December 31, 2017. In connection with this decision, we repatriated $252 million of cash to the U.S. from certain of our foreign subsidiaries during the fourth quarter of Fiscal 2018, and we repatriated an additional $672 million during the nine months ended December 29, 2018, all of which relate to earnings previously taxed under the TCJA. The mandatory transition tax does not apply to undistributed foreign earnings generated after December 31, 2017, and therefore we intend to permanently reinvest any such earnings. However, if our plans change and we choose to repatriate post-2017 earnings to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.
The following table presents our total availability, borrowings outstanding, and remaining availability under our credit facilities and Commercial Paper Program as of December 29, 2018:

	December 29, 2018
Description(a)	Total Availability	Borrowings Outstanding		Remaining Availability
	(millions)
Global Credit Facility and Commercial Paper Program(b)	$500	$10	(c)	$490
Pan-Asia Credit Facilities	34	—		34

(a)	As defined in Note 10 to the accompanying consolidated financial statements.

(b)
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility. Accordingly, we do not expect combined borrowings outstanding under the Commercial Paper Program and the Global Credit Facility to exceed $500 million.

(c)	Represents outstanding letters of credit for which we were contingently liable under the Global Credit Facility as of December 29, 2018.
We believe that our Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of December 29, 2018, there were nine financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 20%. Borrowings under the Pan-Asia Credit Facilities are guaranteed by the parent company and are granted at the sole discretion of the participating regional branches of JPMorgan Chase (the "Banks"), subject to availability of the Banks' funds and satisfaction of certain regulatory requirements. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Global Credit Facility and the Pan-Asia Credit Facilities in the event of our election to draw funds in the foreseeable future.

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
Common Stock Repurchase Program
On June 4, 2018, our Board of Directors approved an expansion of our existing common stock repurchase program that allows us to repurchase up to an additional $1.000 billion of Class A Common stock. As of December 29, 2018, the remaining availability under our Class A common stock repurchase program was approximately $700 million. Repurchases of shares of Class A common stock are subject to overall business and market conditions.
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
The Global Credit Facility contains a number of covenants, as described in Note 10 to the accompanying consolidated financial statements. As of December 29, 2018, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility. The Pan-Asia Credit Facilities do not contain any financial covenants.
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
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts will fail to meet their contractual obligations. To mitigate this counterparty credit risk, we have a policy of only entering into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. Our established policies and procedures for mitigating credit risk from derivative transactions include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties, when possible, to mitigate credit risk associated with our derivative instruments. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of December 29, 2018. However, we do have in aggregate $21.5 million of derivative instruments in net asset positions with seven creditworthy financial institutions.
Foreign Currency Risk Management
We manage our exposure to changes in foreign currency exchange rates through the use of forward foreign currency exchange and cross-currency swap contracts. See Note 12 to the accompanying consolidated financial statements for a summary of the notional amounts and fair values of our forward foreign currency exchange and cross-currency swap contracts outstanding as of December 29, 2018.
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
Cross-Currency Swap Contracts
During our fiscal year ended April 2, 2016 ("Fiscal 2016"), we entered into two pay-floating rate, receive-floating rate cross-currency swaps, with notional amounts of €280 million and €274 million, which we designated as hedges of our net investment in certain of our European subsidiaries. The €280 million notional cross-currency swap, which was settled during the second quarter of Fiscal 2019, swapped the U.S. Dollar-denominated variable interest rate payments based on the 3-month London Interbank Offered Rate ("LIBOR") plus a fixed spread (as paid under the 2.125% Interest Rate Swap discussed below) for Euro-denominated variable interest rate payments based on the 3-month Euro Interbank Offered Rate ("EURIBOR") plus a fixed spread, which, in conjunction with the 2.125% Interest Rate Swap, economically converted our previously-outstanding $300 million fixed-rate 2.125% Senior Notes obligation to a €280 million floating-rate Euro-denominated obligation. Similarly, the €274 million notional cross-currency swap, which matures on August 18, 2020, swaps the U.S. Dollar-denominated variable interest rate payments based on 3-month LIBOR plus a fixed spread (as paid under the 2.625% Interest Rate Swap discussed below) for Euro-denominated variable interest rate payments based on 3-month EURIBOR plus a fixed spread, which, in conjunction with the 2.625% Interest Rate Swap, economically converts our $300 million fixed-rate 2.625% Senior Notes obligation to a €274 million floating-rate Euro-denominated obligation.
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
Interest Rate Risk Management
During Fiscal 2016, we entered into two pay-floating rate, receive-fixed rate interest rate swap contracts which we designated as hedges against changes in the respective fair values of our previously-outstanding fixed-rate 2.125% Senior Notes and our fixed-rate 2.625% Senior Notes attributed to changes in the benchmark interest rate. The interest rate swap related to the 2.125% Senior Notes (the "2.125% Interest Rate Swap"), which matured on September 26, 2018 in conjunction with the maturity of the related debt, had a notional amount of $300 million and swapped the fixed interest rate on the 2.125% Senior Notes for a variable interest rate based on 3-month LIBOR plus a fixed spread. The interest rate swap related to the 2.625% Senior Notes (the "2.625% Interest Rate Swap"), which matures on August 18, 2020 and also has a notional amount of $300 million, swaps the fixed interest rate on the 2.625% Senior Notes for a variable interest rate based on 3-month LIBOR plus a fixed spread.
Investment Risk Management
As of December 29, 2018, we had cash and cash equivalents on-hand of $680.5 million, consisting of deposits in interest bearing accounts, investments in money market deposit accounts, and investments in time deposits and commercial paper with original maturities of 90 days or less. Our other significant investments included $1.383 billion of short-term investments, consisting of investments in time deposits and commercial paper with original maturities greater than 90 days; $43.0 million of restricted cash placed in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters and real estate leases; and $45.7 million of investments with maturities greater than one year, consisting of time deposits.

We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed further below. Our investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in our investment policy. See Note 12 to the accompanying consolidated financial statements for further detail of the composition of our investment portfolio as of December 29, 2018.
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
We carried out an evaluation based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our principal executive and principal financial officers have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of December 29, 2018.
There has been no change in the Company's internal control over financial reporting during the fiscal quarter ended December 29, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
No shares of the Company's Class B common stock were converted into Class A common stock during the three months ended December 29, 2018.

(b)	Not Applicable

(c)	Stock Repurchases
The following table sets forth the repurchases of shares of the Company's Class A common stock during the three months ended December 29, 2018:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(a)
					(millions)
September 30, 2018 to October 27, 2018	—		$—	—	$907
October 28, 2018 to December 1, 2018	1,044,425		119.23	1,044,425	783
December 2, 2018 to December 29, 2018	780,613	(b)	106.95	777,281	700
	1,825,038			1,821,706

(a)	Repurchases of shares of Class A common stock are subject to overall business and market conditions.

(b)	Includes 3,332 shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.

Item 6.	Exhibits.

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1/A (File No. 333-24733) filed June 10, 1997).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Form 8-K filed August 16, 2011).
3.3	Fourth Amended and Restated By-Laws of the Company (filed as Exhibit 3.3 to the Form 10-Q filed on August 10, 2017).
10.1*	Performance Share Unit Award Overview containing the standard terms of performance share unit awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan †
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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 29, 2018 and March 31, 2018, (ii) the Consolidated Statements of Operations for the three-month and nine-month periods ended December 29, 2018 and December 30, 2017, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three-month and nine-month periods ended December 29, 2018 and December 30, 2017, (iv) the Consolidated Statements of Cash Flows for the nine-month periods ended December 29, 2018 and December 30, 2017, and (v) the Notes to the Consolidated Financial Statements.

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

Date: February 7, 2019

