Form 10-K
period 2019-03-30
RALPH LAUREN CORP
filed 2019-05-16
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-13057
RALPH LAUREN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-2622036
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
650 Madison Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)
(212) 318-7000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Class A Common Stock, $.01 par value	RL	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.	Yes ☐ No ☑
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
The aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant was $7,471,382,441 as of September 28, 2018, the last business day of the registrant's most recently completed second fiscal quarter based on the closing price of the common stock on the New York Stock Exchange.

At May 10, 2019, 52,192,381 shares of the registrant's Class A common stock, $.01 par value and 25,881,276 shares of the registrant's Class B common stock, $.01 par value were outstanding.
Part III incorporates by reference information from certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended March 30, 2019.

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

•	our ability to successfully implement our long-term growth strategy;

•
our ability to continue to expand and grow our business internationally and the impact of related changes in our customer, channel, and geographic sales mix as a result, as well as our ability to accelerate growth in certain product categories;

•	our ability to open new retail stores and concession shops, as well as enhance and expand our digital footprint and capabilities, all in an effort to expand our direct-to-consumer presence;

•
our ability to respond to constantly changing fashion and retail trends and consumer demands in a timely manner, develop products that resonate with our existing customers and attract new customers, and execute marketing and advertising programs that appeal to consumers;

•	our ability to effectively manage inventory levels and the increasing pressure on our margins in a highly promotional retail environment;

•	our ability to continue to maintain our brand image and reputation and protect our trademarks;

•	our ability to competitively price our products and create an acceptable value proposition for consumers;

•
the impact to our business resulting from changes in consumers' ability, willingness, or preferences to purchase discretionary items and luxury retail products, which tends to decline during recessionary periods, and our ability to accurately forecast consumer demand, the failure of which could result in either a build-up or shortage of inventory;

•
our ability to achieve anticipated operating enhancements and cost reductions from our restructuring plans, as well as the impact to our business resulting from restructuring-related charges, which may be dilutive to our earnings in the short term;

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

•
the potential impact to our business resulting from the imposition of additional duties, tariffs, taxes, and other charges or barriers to trade, including those resulting from current trade developments with China and the related impact to global stock markets, as well as our ability to implement mitigating sourcing strategies;

•
the impact to our business resulting from the United Kingdom's decision to exit the European Union and the uncertainty surrounding the terms and conditions of such a withdrawal, as well as the related impact to global stock markets and currency exchange rates;

•	the impact to our business resulting from increases in the costs of raw materials, transportation, and labor, including wages, healthcare, and other benefit-related costs;

1

•
our ability to secure our facilities and systems and those of our third-party service providers from, among other things, cybersecurity breaches, acts of vandalism, computer viruses, or similar Internet or email events;

•	our efforts to successfully enhance, upgrade, and/or transition our global information technology systems and digital commerce platforms;

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

•	the impact of economic, political, and other conditions on us, our customers, suppliers, vendors, and lenders;

•	the potential impact to our business if any of our distribution centers were to become inoperable or inaccessible;

•	the potential impact on our operations and on our suppliers and customers resulting from natural or man-made disasters;

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

•	the potential impact to the trading prices of our securities if our Class A common stock share repurchase activity and/or cash dividend payments differ from investors' expectations;

•	our ability to maintain our credit profile and ratings within the financial community;

•	our intention to introduce new products or brands, or enter into or renew alliances;

•	changes in the business of, and our relationships with, major department store customers and licensing partners; and

•	our ability to make certain strategic acquisitions and successfully integrate the acquired businesses into our existing operations.
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
WEBSITE ACCESS TO COMPANY REPORTS AND OTHER INFORMATION
Our investor website is http://investor.ralphlauren.com. We were incorporated in June 1997 under the laws of the State of Delaware. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, are available free of charge at our investor website under the caption "SEC Filings" promptly after we electronically file such materials with or furnish such materials to the SEC. All such filings are also available on the SEC's website at https://www.sec.gov. Information relating to corporate governance at Ralph Lauren Corporation, including our Corporate Governance Policies, our Code of Business Conduct and Ethics for all directors, officers, and employees, our Code of Ethics for Principal Executive Officers and Senior Financial Officers, and information concerning our directors, Committees of the Board of Directors, including Committee charters, and transactions involving Ralph Lauren Corporation securities by directors and executive officers, are available at our website under the captions "Corporate Governance" and "SEC Filings." Paper copies of these filings and corporate governance documents are available to stockholders without charge by written request to Investor Relations, Ralph Lauren Corporation, 625 Madison Avenue, New York, New York 10022.
In this Form 10-K, references to "Ralph Lauren," "ourselves," "we," "our," "us," and the "Company" refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. Due to the collaborative and ongoing nature of our relationships with our licensees, such licensees are sometimes referred to in this Form 10-K as "licensing alliances." Our fiscal year ends on the Saturday closest to March 31. All references to "Fiscal 2020" represent the 52-week fiscal year ending March 28, 2020. All references to "Fiscal 2019" represent the 52-week fiscal year ended March 30, 2019. All references to "Fiscal 2018" represent the 52-week fiscal year ended March 31, 2018. All references to "Fiscal 2017" represent the 52-week fiscal year ended April 1, 2017.
PART I

Item 1.	Business.
General
Founded in 1967 by Mr. Ralph Lauren, we are a global leader in the design, marketing, and distribution of premium lifestyle products, including apparel, footwear, accessories, home furnishings, and other licensed product categories. Our long-standing reputation and distinctive image have been developed across an expanding number of products, brands, sales channels, and international markets. We believe that our global reach, breadth of product offerings, and multi-channel distribution are unique among luxury and apparel companies.
We diversify our business by geography (North America, Europe, and Asia, among other regions) and channel of distribution (wholesale, retail, and licensing). This allows us to maintain a dynamic balance as our operating results do not depend solely on the performance of any single geographic area or channel of distribution. Our wholesale sales are made principally to major department stores and specialty stores around the world, as well as to certain third party-owned stores to which we have licensed the right to operate in defined geographic territories using our trademarks. We also sell directly to consumers through our integrated retail channel, which includes our retail stores, concession-based shop-within-shops, and digital commerce operations around the world. In addition, we license to third parties for specified periods the right to access our various trademarks in connection with the licensees' manufacture and sale of designated products, such as certain apparel, eyewear, fragrances, and home furnishings.
We organize our business into the following three reportable segments: North America, Europe, and Asia. In addition to these reportable segments, we also have other non-reportable segments. See "Our Segments" for further discussion of our segment reporting structure.
Our global reach is extensive, with merchandise available through our wholesale distribution channels at over 12,000 doors worldwide, the majority in specialty stores, as well as through the digital commerce sites of many of our wholesale customers. We also sell directly to customers throughout the world via our 501 retail stores and 653 concession-based shop-within-shops, as well as through our own digital commerce sites and those of various third-party digital partners. In addition to our directly-operated stores and shops, our international licensing partners operate 108 Ralph Lauren stores, 39 Ralph Lauren concession shops, and 138 Club Monaco stores and shops.
We continue to invest in our business to stimulate growth. Over the past five fiscal years, we have invested approximately $1.452 billion for capital improvements, primarily funded through strong operating cash flow. We also continue to return value to our shareholders through our common stock share repurchases and payment of quarterly cash dividends. Over the past five fiscal years, the cost of shares of Class A common stock repurchased pursuant to our common stock repurchase program was approximately $1.650 billion and dividends paid amounted to approximately $846 million.
We have been controlled by the Lauren family since the founding of our Company. As of March 30, 2019, Mr. R. Lauren, or entities controlled by the Lauren family, held approximately 83% of the voting power of the Company's outstanding common stock.

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
An overview of our long-term growth strategy is presented below:

Recent Developments
Fiscal 2019 Restructuring Plan
On June 4, 2018, our Board of Directors approved a restructuring plan associated with our strategic objective of operating with discipline to drive sustainable growth (the "Fiscal 2019 Restructuring Plan"). The Fiscal 2019 Restructuring Plan includes the following restructuring-related activities: (i) rightsizing and consolidation of our global distribution network and corporate offices; (ii) targeted severance-related actions; and (iii) closure of certain of our stores and shop-within-shops. Actions associated with the Fiscal 2019 Restructuring Plan were largely completed during Fiscal 2019, with certain activities shifting into Fiscal 2020. Total actions associated with the Fiscal 2019 Restructuring Plan are expected to result in gross annualized expense savings of approximately $60 million to $80 million.
In connection with the Fiscal 2019 Restructuring Plan, we expect to incur total estimated charges of approximately $125 million to $150 million, comprised of cash-related charges of approximately $90 million to $110 million and non-cash charges of approximately $35 million to $40 million. Cumulative charges incurred since inception were $97.3 million.
See Note 9 to our accompanying consolidated financial statements for detailed discussions of the charges recorded in connection with the Fiscal 2019 Restructuring Plan.
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
During Fiscal 2018, we recorded net charges of $221.4 million within our income tax provision in connection with the TCJA, which increased our effective tax rate by 4,520 basis points. Subsequently, during Fiscal 2019, we recorded net measurement period adjustments of $27.6 million as permitted by SEC Staff Accounting Bulletin No. 118 ("SAB 118"). These measurement period adjustments increased our effective tax rate by 470 basis points during Fiscal 2019.
Additionally, during the fourth quarter of Fiscal 2018 we reevaluated our permanent reinvestment assertion and determined that undistributed foreign earnings that were subject to the one-time mandatory transition tax were no longer considered to be permanently reinvested, effective December 31, 2017. In connection with this decision, we repatriated $252 million of cash to the U.S. from certain of our foreign subsidiaries during the fourth quarter of Fiscal 2018, and we repatriated an additional $875 million during Fiscal 2019.
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
On March 30, 2017, our Board of Directors approved the following additional restructuring-related activities associated with the Way Forward Plan: (i) the restructuring of our in-house global digital commerce platform which was in development and shifting to a more cost-effective, flexible platform through a new agreement with Salesforce's Commerce Cloud, formerly known as Demandware; (ii) the closure of our Polo store at 711 Fifth Avenue in New York City; and (iii) the further streamlining of the organization and the execution of other key corporate actions in line with the Way Forward Plan. These actions are an important part of our efforts to achieve our stated objective to return to sustainable, profitable growth and invest in the future. These additional restructuring-related activities were largely completed during Fiscal 2018 and resulted in a further reduction in workforce and the closure of certain corporate office and store locations, as well as gross annualized expense savings of approximately $140 million.
In connection with the Way Forward Plan, we have incurred total cumulative charges of $838.6 million, including $155.2 million recorded during Fiscal 2017 associated with the destruction of inventory. Additionally, as we did not legally assign a certain lease agreement for which the Company has been deemed the owner of the leased asset for accounting purposes prior to the end of Fiscal 2019, an impairment of approximately $170 million to $190 million is expected to be recorded as an adjustment to reduce our opening retained earnings balance as of the beginning of Fiscal 2020 in connection with our adoption of ASU 2016-02 (see Note 4 to our accompanying consolidated financial statements). Accordingly, actions associated with the Way Forward Plan are now complete and no additional charges are expected to be incurred in connection with this plan.
See Note 9 to our accompanying consolidated financial statements for detailed discussions of the charges recorded in connection with the Way Forward Plan.
Our Brands and Products
Our products, which include apparel, footwear, accessories, and fragrance collections for men and women, as well as childrenswear and home furnishings, together with our hospitality portfolio, comprise one of the most widely recognized families of consumer brands. Reflecting a distinctive American perspective, we have been an innovator in aspirational lifestyle branding and believe that, under the direction of internationally renowned designer Mr. Ralph Lauren, we have had a considerable influence on the way people dress and the way that fashion is advertised throughout the world.
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

•
Footwear and Accessories — Our range of footwear and accessories encompasses men's, women's, and children's, including casual shoes, dress shoes, boots, sneakers, sandals, eyewear, watches, fashion and fine jewelry, scarves, hats, gloves, umbrellas, and leather goods, including handbags, luggage, small leather goods, and belts, which are sold under the Ralph Lauren Collection, Ralph Lauren Purple Label, Double RL, Polo Ralph Lauren, Lauren Ralph Lauren, Polo Ralph Lauren Children, Chaps, and Club Monaco;

•	Home — Our coordinated home products include bedding and bath products, furniture, fabric and wallpaper, lighting, tabletop, floorcoverings, and giftware;

•
Fragrance — Our fragrance offerings capture the essence of Ralph Lauren's men's and women's brands with numerous labels, designed to appeal to a variety of audiences. Women's fragrance products are sold under our Ralph Lauren Collection, Woman by Ralph Lauren, Romance Collection, Ralph Collection, and Big Pony Women's brands. Men's fragrance products are sold under our Polo Blue, Safari, Purple Label, Polo Red, Polo Green, Polo Black, Polo Supreme, Polo Sport, and Big Pony Men's brands; and

•
Hospitality — Continuing to engage our consumers with experiential and unique expressions of the brand, our hospitality portfolio is a natural extension of the World of Ralph Lauren as expressed through the culinary arts. Ralph Lauren global hospitality collection is comprised of four restaurants, including The Polo Bar in New York City, RL Restaurant located in Chicago, Ralph's located in Paris, and our Ralph's Coffee concept in various cities around the world.

Our lifestyle brand image is reinforced by our distribution through our stores and concession-based shop-within-shops, our wholesale channels of distribution, our global digital commerce sites, and our Ralph Lauren restaurants. We sell our products under the following key brand platforms:

1.	Ralph Lauren Luxury — Our Luxury group includes:
Ralph Lauren Collection and Ralph Lauren Purple Label. Ralph Lauren Collection embodies the highest expression of chic, feminine glamour. Each piece is inspired by a vision of timeless luxury and modern elegance, and is crafted with unparalleled passion and artistry. For men, Ralph Lauren Purple Label is the ultimate expression of luxury for the modern gentleman. Refined suitings are hand-tailored, including custom made-to-measure suits crafted in the time-honored traditions of Savile Row. Purple Label's sophisticated sportswear is designed with a meticulous attention to detail, capturing the elegance and ease of Ralph Lauren's signature, timeless style. Ralph Lauren Collection and Ralph Lauren Purple Label are available in Ralph Lauren stores around the world, an exclusive selection of the finest specialty stores, and online at our Ralph Lauren digital commerce sites, including RalphLauren.com.
Double RL. Founded in 1993 and named after Ralph Lauren's working cattle ranch in Colorado, Double RL is a tribute to America's pioneering spirit and tradition of rugged independence. The foundation of Double RL lies in timeless wardrobe staples, including authentic American made selvedge denim, military-grade chinos, tube-knit t-shirts, thermals, and flannels. Beyond these iconic styles are added seasonal vintage-inspired collections, along with a full collection of footwear and accessories, including quality belts, bags, and leather goods. Double RL is available at Double RL stores, at select Ralph Lauren stores, and an exclusive selection of the finest specialty stores around the world, as well as online at our Ralph Lauren digital commerce sites, including RalphLauren.com.
Ralph Lauren Home. Ralph Lauren Home represents a full expression of modern luxury — style is a life well-lived. Based on an immersive design ethos, the collection includes furniture, lighting, bed and bath linens, tabletop, decorative accessories and gifts, as well as fabric, wallcoverings, and floorcoverings. Each piece is crafted with the greatest attention to detail. Ralph Lauren Home offers exclusive luxury goods at select Ralph Lauren stores, home specialty stores, trade showrooms, and online at our Ralph Lauren digital commerce sites, including RalphLauren.com. The complete world of Ralph Lauren Home can be explored online at RalphLaurenHome.com.
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
Polo Ralph Lauren. Men's Polo combines Ivy League classics and time-honored English haberdashery with downtown styles and all-American sporting looks in sportswear and tailored clothing. Women's Polo represents the epitome of classic and iconic American style with a modern and cool twist. Polo's signature aesthetic includes our renowned polo player logo. Men's and Women's Polo apparel, footwear, and accessories are available in Polo and Ralph Lauren stores around the world, better department and specialty stores, and online at our Ralph Lauren digital commerce sites, including RalphLauren.com.
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
Polo Golf Ralph Lauren, Ralph Lauren Golf, and RLX Ralph Lauren. Tested and worn by top-ranked professional golfers, Polo Golf Ralph Lauren, Ralph Lauren Golf, and RLX Ralph Lauren for men and women define excellence in the world of golf. With a sharpened focus on the needs of the modern player but rooted in the rich design tradition of Ralph Lauren, the Golf collections combine state-of-the-art performance wear with luxurious finishing touches. Our Golf collections are available in select Polo stores, exclusive private clubs and resorts, and online at RalphLauren.com.

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
Lauren Ralph Lauren. Lauren for women combines timeless style with modern femininity in a lifestyle collection of sportswear, denim, and dresses, as well as footwear and accessories at a more accessible price point. Lauren for women is available in select department stores around the world and online at select digital commerce sites, including RalphLauren.com. Lauren for men offers a complete collection of men's tailored clothing, including suits, sport coats, dress shirts, dress pants, tuxedos, topcoats, and ties at a more accessible price point. Lauren for men is available at select department stores in North America and Europe.
Lauren Home. Launched in 2017, the Lauren Home collection includes accessibly-priced, timeless bath and bedding designs, updated with a fresh, modern spirit. The collection is built upon an assortment of essentials that is designed to be periodically augmented with trend-relevant colors and patterns.

4.
Chaps — Launched in 1978, Chaps celebrates real American style, delivering classic collections updated for modern lifestyles for men, women, children and home. The modern lifestyle collection offers versatile sportswear, workday essentials, tailored clothing, and occasion dresses that are wearable from season to season. Chaps is available in select department stores and retail partner digital commerce sites across the U.S., Canada, Mexico, and China.

5.
Club Monaco — Founded in 1985, Club Monaco is a modern, urban-minded brand with an element of ease and a spark of entrepreneurship. The brand prides itself on creating elevated essentials recognized for their style, design, fit, and functionality with a relaxed, of-the-moment sensibility. Club Monaco apparel, footwear, and accessories are available at Club Monaco stores and select department stores in North America and around the world, as well as online at ClubMonaco.com and ClubMonaco.ca.

Our Segments
We organize our business into the following three reportable segments:

•
North America — Our North America segment, representing approximately 51% of our Fiscal 2019 net revenues, primarily consists of sales of our Ralph Lauren branded apparel, footwear, accessories, home furnishings, and related products made through our wholesale and retail businesses in the U.S. and Canada, excluding Club Monaco. In North America, our wholesale business is comprised primarily of sales to department stores, and to a lesser extent, specialty stores. Our retail business in North America is comprised of our Ralph Lauren stores, our factory stores, and our digital commerce site, www.RalphLauren.com.

•
Europe — Our Europe segment, representing approximately 26% of our Fiscal 2019 net revenues, primarily consists of sales of our Ralph Lauren branded apparel, footwear, accessories, home furnishings, and related products made through our wholesale and retail businesses in Europe and the Middle East, excluding Club Monaco. In Europe, our wholesale business is comprised of a varying mix of sales to both department stores and specialty stores, depending on the country. Our retail business in Europe is comprised of our Ralph Lauren stores, our factory stores, our concession-based shop-within-shops, and our various digital commerce sites.

•
Asia — Our Asia segment, representing approximately 17% of our Fiscal 2019 net revenues, primarily consists of sales of our Ralph Lauren branded apparel, footwear, accessories, home furnishings, and related products made through our wholesale and retail businesses in Asia, Australia, and New Zealand. Our retail business in Asia is comprised of our Ralph Lauren stores, our factory stores, our concession-based shop-within-shops, and our digital commerce site, www.RalphLauren.cn, which launched in September 2018. In addition, we sell our products online through various third-party digital partner commerce sites. In Asia, our wholesale business is comprised primarily of sales to department stores, with related products distributed through shop-within-shops.

No operating segments were aggregated to form our reportable segments. In addition to these reportable segments, we also have other non-reportable segments, representing approximately 6% of our Fiscal 2019 net revenues, which primarily consist of (i) sales of Club Monaco branded products made through our retail businesses in the U.S., Canada, and Europe, and our licensing alliances in Europe and Asia, (ii) sales of Ralph Lauren branded products made through our wholesale business in Latin America, and (iii) royalty revenues earned through our global licensing alliances, excluding Club Monaco.
This segment structure is consistent with how we establish our overall business strategy, allocate resources, and assess performance of our Company.
Approximately 46% of our Fiscal 2019 net revenues were earned outside of the U.S. See Note 19 to the accompanying consolidated financial statements for a summary of net revenues and operating income by segment, as well as net revenues and long-lived assets by geographic location.
Our Wholesale Business
Our wholesale business sells our products globally to leading upscale and certain mid-tier department stores, specialty stores, and golf and pro shops. We have continued to focus on elevating our brand by improving in-store product assortment and presentation, as well as full-price sell-throughs to consumers. As of the end of Fiscal 2019, our wholesale products were sold through over 12,000 doors worldwide, with the majority in specialty stores. Our products are also increasingly being sold through the digital commerce sites of many of our wholesale customers.
The primary product offerings sold through our wholesale channels of distribution include apparel, footwear, accessories, and home furnishings. Our luxury brands, including Ralph Lauren Collection and Ralph Lauren Purple Label, are distributed worldwide through a limited number of premier fashion retailers. In North America, our wholesale business is comprised primarily of sales to department stores, and to a lesser extent, specialty stores. In Europe, our wholesale business is comprised of a varying mix of sales to both department stores and specialty stores, depending on the country. In Asia, our wholesale business is comprised primarily of sales to department stores, with related products distributed through shop-within-shops. We also distribute our wholesale products to certain licensed stores operated by our partners in Latin America, Asia, Europe, and the Middle East.
We sell the majority of our excess and out-of-season products through secondary distribution channels worldwide, including our retail factory stores.

Worldwide Wholesale Distribution Channels
The following table presents by segment the number of wholesale doors in our primary channels of distribution as of March 30, 2019:

Doors
North America	6,532
Europe	5,136
Asia	454
Other non-reportable segments	108
Total	12,230
We have three key wholesale customers that generate significant sales volume. During Fiscal 2019, sales to our largest wholesale customer, Macy's, Inc. ("Macy's"), accounted for approximately 8% of our total net revenues. Further, during Fiscal 2019, sales to our three largest wholesale customers, including Macy's, accounted for approximately 19% of our total net revenues. Substantially all sales to our three largest wholesale customers related to our North America segment.
Our products are sold primarily by our own sales forces. Our wholesale business maintains its primary showrooms in New York City. In addition, we maintain regional showrooms in Bologna, London, Madrid, Munich, Paris, and Stockholm.
Shop-within-Shops.    As a critical element of our distribution to department stores, we and our licensing partners utilize shop-within-shops to enhance brand recognition, to permit more complete merchandising of our lines by the department stores, and to differentiate the presentation of our products.
The following table presents by segment the number of shop-within-shops in our primary channels of distribution as of March 30, 2019:

Shop-within-Shops
North America	13,680
Europe	5,646
Asia	631
Other non-reportable segments	128
Total	20,085
The size of our shop-within-shops ranges from approximately 50 to 9,200 square feet. Shop-within-shop fixed assets primarily include items such as customized freestanding fixtures, wall cases and components, decorative items, and flooring. We normally share in the cost of building out these shop-within-shops with our wholesale customers.
Replenishment Program.    Core products such as knit shirts, chino pants, oxford cloth shirts, select accessories, and home products can be ordered by our wholesale customers at any time through our replenishment program. We generally ship these products within two to five days of order receipt.
Our Retail Business
Our retail business sells directly to customers throughout the world via our 501 retail stores and 653 concession-based shop-within-shops, totaling approximately 4.0 million and 0.6 million square feet, respectively, as well as through our own digital commerce sites and those of various third-party digital partners. We operate our business using a global omni-channel retailing strategy that seeks to deliver an integrated shopping experience with a consistent message of our brands and products to our customers, regardless of whether they are shopping for our products in physical stores or online.
Ralph Lauren Stores
Our Ralph Lauren stores feature a broad range of apparel, footwear, accessories, watch and jewelry, fragrance, and home product assortments in an atmosphere reflecting the distinctive attitude and image of the Ralph Lauren, Polo, and Double RL brands, including exclusive merchandise that is not sold in department stores. During Fiscal 2019, we opened 18 new Ralph Lauren stores and closed eight stores. Our Ralph Lauren stores are primarily situated in major upscale street locations and upscale regional malls, generally in large urban markets.
The following table presents the number of Ralph Lauren stores by segment as of March 30, 2019:

Ralph Lauren Stores
North America	41
Europe	23
Asia	57
Total	121
Our nine flagship Ralph Lauren regional store locations showcase our iconic styles and products and demonstrate our most refined merchandising techniques. In addition to generating sales of our products, our worldwide Ralph Lauren stores establish, reinforce, and capitalize on the image of our brands. Our Ralph Lauren stores range in size from approximately 600 to 37,900 square feet.
Factory Stores
We extend our reach to additional consumer groups through our 305 factory stores worldwide, which are principally located in major outlet centers. Our worldwide factory stores offer selections of our apparel, footwear, accessories, and fragrances. In addition to these product offerings, certain of our factory stores in North America and Europe offer home furnishings. During Fiscal 2019, we opened 28 new factory stores and closed 13 factory stores.
The following table presents the number of factory stores by segment as of March 30, 2019:

Factory Stores
North America	183
Europe	64
Asia	58
Total	305
Our factory stores range in size from approximately 1,100 to 28,300 square feet. Factory stores obtain products from our suppliers, our product licensing partners, and our other retail stores and digital commerce operations, and also serve as a secondary distribution channel for our excess and out-of-season products.
Concession-based Shop-within-Shops
The terms of trade for shop-within-shops are largely conducted on a concession basis, whereby inventory continues to be owned by us (not the department store) until ultimate sale to the end consumer. The salespeople involved in the sales transactions are generally our employees and not those of the department store.
The following table presents the number of concession-based shop-within-shops by segment as of March 30, 2019:

Concession-based Shop-within-Shops
North America	2
Europe	24
Asia	622
Other non-reportable segments	5
Total(a)	653

(a)	Our concession-based shop-within-shops were located at approximately 300 retail locations.
The size of our concession-based shop-within-shops ranges from approximately 100 to 3,300 square feet. We may share in the cost of building out certain of these shop-within-shops with our department store partners.

Club Monaco Stores
Our Club Monaco stores feature fashion apparel, footwear, and accessories for both men and women with clean and contemporary signature styles. During Fiscal 2019, we opened five new Club Monaco stores and closed one store. Our Club Monaco stores range in size from approximately 1,200 to 17,400 square feet.
The following table presents the number of Club Monaco stores by geographic location as of March 30, 2019:

Club Monaco Stores
North America	71
Europe	4
Total(a)	75

(a)	Our Club Monaco business has been aggregated with other non-reportable segments.
Directly-Operated Digital Commerce Websites
In addition to our stores, our retail business sells products online in North America and Europe through our various directly-operated digital commerce sites, which include www.RalphLauren.com and www.ClubMonaco.com, among others. In Asia, we sell products online through our directly-operated digital commerce site, www.RalphLauren.cn, which launched in September 2018, as well as through various third-party digital partner commerce sites.
Our Ralph Lauren digital commerce sites offer our customers access to a broad array of Ralph Lauren, Polo, and Double RL apparel, footwear, accessories, watch and jewelry, fragrance, and home product assortments, and reinforce the luxury image of our brands. While investing in digital commerce operations remains a primary focus, it is an extension of our investment in the integrated omni-channel strategy used to operate our overall retail business, in which our digital commerce operations are interdependent with our physical stores.
Our Club Monaco digital commerce sites offer our domestic and Canadian customers access to our global assortment of Club Monaco apparel, footwear, and accessories product lines, as well as select online exclusives.
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
Product Licensing
We grant our product licensees the right to access our various trademarks in connection with the licensees' manufacture and sale of designated products, such as certain apparel, eyewear, fragrances, and home furnishings. Each product licensing partner pays us royalties based upon its sales of our products, generally subject to a minimum royalty requirement for the right to use our trademarks and design services. In addition, our licensing partners may be required to allocate a portion of their revenues to advertising our products and sharing in the creative costs associated with these products. Larger allocations typically are required in connection with launches of new products or in new territories. Our license agreements generally have two to five-year terms and may grant the licensees conditional renewal options.
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

The following table lists our largest licensing agreements as of March 30, 2019 for the product categories presented. Except as noted in the table, these product licenses cover North America only.

Category	Licensed Products	Licensing Partners
Men's Apparel	Underwear and Sleepwear	Hanesbrands, Inc. (includes Japan)
	Chaps, Lauren, and Ralph Tailored Clothing	Peerless Clothing International, Inc.

Women's Apparel	Outerwear	S. Rothschild & Co., Inc.
	Swimwear	Manhattan Beachwear, Inc. (includes Europe)

Beauty Products	Fragrances, Cosmetics, Color, and Skin Care	L'Oreal S.A. (global)

Accessories	Eyewear	Luxottica Group S.p.A. (global)

Home	Bedding and Bath	Ichida Co., Ltd. (Japan only)
	Utility and Blankets	Ichida Co., Ltd. (Japan only) and Hollander Sleep Products LLC
	Fabric and Wallpaper	P. Kaufmann, Inc. (includes Australia, New Zealand, South Africa, and portions of South America and Asia)
International Licensing
Our international licensing partners acquire the right to sell, promote, market, and/or distribute various categories of our products in a given geographic area and source products from us, our product licensing partners, and independent sources. International licensees' rights may include the right to own and operate retail stores. As of March 30, 2019, our international licensing partners operated 108 Ralph Lauren stores, 39 Ralph Lauren concession shops, and 138 Club Monaco stores and shops.
Digital Ecosystem
Investing in our digital ecosystem remains a primary focus and is a key component of our integrated global omni-channel strategy that spans across owned and partnered channels, both physical and digital. Our digital ecosystem is comprised of directly-operated platforms, wholesale partner websites, third-party digital pure players, and social commerce.
Our directly-operated digital commerce sites represent our digital flagships, displaying the most elevated expression of our brands. The strategy for our digital flagships is to deliver distinct and immersive brand experiences, continuously enhance consumer experience, and develop digital content that drives deeper consumer engagement and conversion. With the launch of our localized sites in Spain and China this year, we continue to expand the reach of our digital flagship experience. In connection with our long-term growth strategy, we are also working to broaden our omni-channel service offerings, such as pickup and return in store.
Our products are also sold through the digital commerce sites of many of our wholesale customers across the globe. With all partners in our ecosystem, we seek to showcase the brand consistently with our values. We collaborate with our key wholesale partners to deliver the right content to the right audience, and leverage consumer insights to develop a holistic, channel-agnostic view of our consumer.
We also sell our products online through various third-party digital pure-play sites to reach younger consumers and amplify our brand messages. On many of these sites, we have created digital shop-in-shop environments with a consistent brand experience, tailored product stories, and an assortment that is carefully curated by our merchants. We also partner closely with our pure-play customers on marketing content and events, as well as optimizing search and other data analyses to drive higher traffic and conversion for our brands. With the launch of our WeChat mini-program in China, we have also begun to tap into the social commerce opportunity.
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
We create distinctive image advertising for our brands, conveying the particular message of each one within the context of the overall Ralph Lauren aesthetic. Advertisements generally portray a lifestyle rather than a specific item and include a variety of products offered by ourselves and, in some cases, our licensing partners. Our communication campaigns are increasingly being executed through digital and social media platforms to drive further engagement with the younger consumer, with a focus on influencers. In regards to influencers, we believe in fostering long-term relationships with those who have an authentic connection to our brand and influence the areas of culture that matter most to our audiences. We also continue to advertise through print and outdoor media, and, to a lesser extent, through television and cinema.
Our digital advertising programs focus on high impact and innovative digital media outlets, which allow us to convey our key brand messages and lifestyle positioning. We also develop digital editorial initiatives that allow for deeper education and engagement around the Ralph Lauren lifestyle, including the RL Magazine, RL Style Guide, and a wide array of video and social media content. We deploy these marketing and advertising initiatives through online, mobile, video, email, and social media. Our digital commerce sites present the Ralph Lauren lifestyle online, while offering a broad array of our apparel, footwear, accessories, and home product lines.
Additionally, we advertise in consumer and trade publications, and participate in cooperative advertising on a shared cost basis with some of our retail and licensing partners. We have outdoor advertising placements in key cities as well, focusing on impact and reach. We also provide point-of-sale fixtures and signage to our wholesale customers to enhance the presentation of our products at their retail locations. In addition, when our licensing partners are required to spend an amount equal to a percentage of their licensed product sales on advertising, in certain cases we coordinate the advertising placement on their behalf. We believe our investments in shop-within-shop environments and retail stores, including our global flagship locations, contribute to and enhance the themes of our brands to consumers.

We also conduct a variety of public relations activities. Each spring and fall, our Ralph Lauren Women's Collection is presented during New York Fashion Week. We also introduce each of the spring and fall menswear and womenswear collections at press presentations in major cities such as New York City and Milan. These fashion events, in addition to celebrity red carpet dressing moments and events hosted in our stores and restaurants, including The Polo Bar in New York City, generate extensive domestic and international media and social coverage.
We continue to be the official outfitter for all on-court officials at both the Wimbledon and the U.S. Open tennis tournaments. Both tournaments provide worldwide exposure for our brand in a relevant lifestyle environment. We also continue to be the exclusive Official Parade Outfitter for the U.S. Olympic and Paralympic Teams, with the right to manufacture, distribute, advertise, promote, and sell products in the U.S. which replicate the Parade Outfits and associated leisure wear. Most recently, we dressed Team U.S.A. for the 2018 Olympic Winter Games in PyeongChang, South Korea, and will be dressing the team for the 2020 Summer Olympic Games in Tokyo, Japan. As part of our involvement with Team U.S.A., we have established a partnership with athletes serving as brand ambassadors and as the faces of our advertising, marketing, and public relations campaigns. We are also the official apparel outfitter for the Professional Golfers' Association ("PGA") of America, the PGA Championship, and the U.S. Ryder Cup Team, as well as a partner of the American Junior Golf Association. We sponsor a roster of professional golfers, including Jonathan Byrd, Billy Horschel, Smylie Kaufman, Davis Love III, Justin Thomas, and Tom Watson.
We believe our partnerships with such prestigious global athletic events reinforce our brand's sporting heritage in a truly authentic way and serve to connect our Company and brands to our consumers through their individual areas of passion.
Sourcing, Production and Quality
We contract for the manufacture of our products and do not own or operate any production facilities. Over 500 different manufacturers worldwide produce our apparel, footwear, accessories, and home products, with no one manufacturer providing more than 4% of our total production during Fiscal 2019. We source both finished products and raw materials. Raw materials include fabric, buttons, and other trim. Finished products consist of manufactured and fully assembled products ready for shipment to our customers. In Fiscal 2019, over 97% of our products (by dollar value) were produced outside of the U.S., primarily in Asia, Europe, and Latin America, with approximately one-third of our products sourced from China. See "Import Restrictions and Other Government Regulations" and Item 1A — "Risk Factors — Our business is subject to risks associated with importing products and the ability of our manufacturers to produce our goods on time and to our specifications."
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
Competition
Competition is very strong in the segments of the fashion and consumer product industries in which we operate. We compete with numerous designers and manufacturers of apparel, footwear, accessories, fragrances, and home furnishing products, both domestic and international. We also face increasing competition from companies selling our product categories through the Internet. Some of our competitors may be significantly larger and have substantially greater resources than us. We compete primarily on the basis of fashion, quality, value, and service, which depend on our ability to:

•	anticipate and respond to changing consumer demands and shopping preferences, including the increasing shift to digital brand engagement, social media communications, and online shopping;

•	create and maintain favorable brand recognition, loyalty, and reputation for quality;

•	develop and produce innovative, high-quality products that appeal to consumers of varying age groups;

•	competitively price our products and create an acceptable value proposition for consumers;

•	provide strong and effective marketing support;

•	obtain additional points of distribution and sufficient retail floor space, and effectively present our products to consumers;

•	attract consumer traffic to stores, shop-within-shops, and websites;

•	source raw materials at cost-effective prices;

•	anticipate and maintain proper inventory levels;

•	ensure product availability and optimize supply chain and distribution efficiencies;

•	maintain and grow market share;

•	recruit and retain key employees; and

•	protect our intellectual property.
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
Distribution
To facilitate global distribution, our products are shipped from manufacturers to a network of distribution centers around the world for inspection, sorting, packing, and delivery to our retail locations and digital commerce and wholesale customers. This network includes the following primary distribution facilities:

Facility Location	Geographic Region Serviced	Facility Ownership
N. Pendleton Street, High Point, North Carolina	U.S.	Owned
NC Highway 66, High Point, North Carolina	U.S.	Leased
Greensboro, North Carolina	U.S.	Leased
Chino Hills, California	U.S.	Third-party
Miami, Florida	U.S.	Third-party
Toronto, Ontario	Canada	Third-party
Parma, Italy	Europe and Latin America	Third-party
Yokohama, Japan	Japan	Third-party
Bugok, South Korea	South Korea	Leased
Tuen Mun, Hong Kong	Greater China and Southeast Asia(a)	Third-party

(a)	Includes Australia, China, Hong Kong, India, Macau, Malaysia, New Zealand, the Philippines, Singapore, Taiwan, Thailand, and Vietnam.
All facilities are designed to allow for high-density cube storage and value-added services, and utilize unit and carton tracking technology to facilitate process control and inventory management. The distribution network is managed through globally integrated information technology systems.

Information Systems
Our information systems facilitate business processes, consumer experiences, and decision-making support across the Company and our extended ecosystem of manufacturers, vendors, business partners, and customers. Our system applications are connected to support the flow of information across functions, including:

•	product design, sourcing, and production;

•	comprehensive order processing, fulfillment, and distribution;

•	retail store and digital commerce operations;

•	marketing and advertising;

•	financial accounting and management reporting; and

•	human resources.
Our retail operation systems, including point-of-sale registers and merchandising, planning, and inventory management systems, support operational processes within our store network and link with our digital commerce processes to support omni-channel capabilities.
We are continually improving and upgrading our computer systems and software. During Fiscal 2019, we shifted our European digital commerce operations to the third-party cloud-based platform used by our North America operations, and we launched our digital flagship in China. We are also continually enhancing the consumer experience by adding new functionality on our digital commerce sites. As part of a multi-year plan to integrate and upgrade our global systems and processes, we also began upgrading the operating and financial reporting information technology system used by our Asia operations during the first quarter of Fiscal 2020.
See Item 1A —  "Risk Factors — A data security or privacy breach could damage our reputation and our relationships with our customers or employees, expose us to litigation risk, and adversely affect our business" and "Risk Factors — Our business could suffer if our computer systems and websites are disrupted or cease to operate effectively."
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
Wholesale Backlog
We generally receive wholesale orders approximately three to five months prior to the time the products are delivered to customers, with the exception of orders received through our replenishment program, which ship within two to five days of order receipt. Our wholesale orders are generally subject to broad cancellation rights.
The following table presents our wholesale backlog by segment as of March 30, 2019 and March 31, 2018:

	March 30, 2019	March 31, 2018
	(billions)
North America	$0.6	$0.6
Europe	0.4	0.4
Total	$1.0	$1.0

We expect that substantially all of our backlog orders as of March 30, 2019 will be filled within the next fiscal year.
The size of our order backlog depends upon a number of factors, including the timing of the market weeks for our particular lines during which a significant percentage of our orders are received and the timing of shipments, which varies from year-to-year with consideration for holidays, consumer trends, concept plans, and the replenishment program's usage. As a consequence, a comparison of the size of our order backlog from period-to-period may not be meaningful, nor may it be indicative of eventual shipments.
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
In addition, each of the countries in which our products are sold has laws and regulations covering imports. Because the U.S. and the other countries in which our products are manufactured and sold may, from time to time, impose new duties, tariffs, surcharges, or other import controls or restrictions, or adjust presently prevailing duty or tariff rates or levels, we maintain a program of intensive monitoring of import restrictions and opportunities. We seek to minimize our potential exposure to import-related risks through, among other measures, adjustments in product design and fabrication, shifts of production among countries and manufacturers, and through geographical diversification of our sources of supply.
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
Employees
As of March 30, 2019, we had approximately 24,300 employees, comprised of approximately 13,000 full-time and approximately 11,300 part-time employees. Approximately 13,500 of our employees are located in the U.S. and approximately 10,800 are located in foreign countries. Approximately 20 of our U.S. production employees in the womenswear business are members of Workers United (which was previously known as UNITE HERE) under an industry association collective bargaining agreement, which our womenswear subsidiary has adopted. We consider our relations with both our union and non-union employees to be good.

Information About Our Executive Officers
The following are our current executive officers and their principal recent business experience:

Ralph Lauren	Age 79
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

Patrice Louvet	Age 54
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

Valérie Hermann	Age 56
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

David Lauren	Age 47
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

Jane Hamilton Nielsen	Age 55
Ms. Nielsen has been our Chief Financial Officer since September 2016 and our Chief Operating Officer since April 2019. She served as Chief Financial Officer of Coach, Inc. from September 2011 to August 2016. From 2009 to 2011, she was Senior Vice President and Chief Financial Officer of PepsiCo Beverages Americas and the Global Nutrition Group, divisions of PepsiCo, Inc., with responsibility for all financial management including financial reporting, performance management, capital allocation, and strategic planning. Prior to that, Ms. Nielsen held various senior roles in finance at PepsiCo, Inc. and Pepsi Bottling Group starting in 1996. She also served on the board of directors of Pinnacle Foods Inc. Ms. Nielsen received her M.B.A. from the Harvard Business School and B.A. from Smith College.

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
Although we believe that our growth strategy will lead to long-term growth in revenue and profitability, there can be no assurance regarding the timing of or extent to which we will realize the anticipated benefits, if at all. Our failure to realize the anticipated benefits, which may be due to our inability to execute the various elements of our growth strategy, changes in consumer preferences, competition, economic conditions, and other risks described herein, could have a material adverse effect on our business, results of operations, and financial condition. Such a failure could also result in the implementation of additional restructuring-related activities, which may be dilutive to our earnings in the short term.
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

We may not be successful in the expansion of our multi-channel distribution network or accelerating growth in certain product categories.
Implementation of our growth strategy involves the continuation and expansion of our multi-channel distribution network, including within international markets such as China, which is subject to many factors, including, but not limited to, our ability to:

•	identify new or underpenetrated markets where our products and brand will be accepted by consumers;

•	attract customers, particularly in new markets;

•	identify desirable freestanding and department store locations, the availability of which may be out of our control;

•	negotiate acceptable lease terms, including desired tenant improvement allowances;

•	efficiently and cost effectively build-out stores and shop-within-shops;

•	source sufficient inventory levels to meet the needs of the new stores and shop-within-shops;

•	hire, train, and retain competent store personnel; and

•	integrate new stores and shop-within-shops into our existing systems and operations.
Any of these challenges could delay or otherwise prevent us from successfully executing our distribution expansion strategy. There can be no assurance that our new stores and shop-within-shops will be successful and profitable or if the capital costs associated with the build-out of such new locations will be recovered. Further, entry into new markets may bring us into competition with new or existing competitors that have a more established market presence than us or other competitive advantages. Other risks related to our international expansion plans include general economic conditions in specific countries or markets, changes in diplomatic and trade relationships and any resulting anti-American sentiment, political instability, and foreign government regulation, among other risks described herein. If our expansion plans are unsuccessful or do not deliver an appropriate return on our investments, our business, results of operations, and financial condition could be adversely affected.
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
Our growth strategy also includes accelerating growth in certain high-value, underdeveloped product categories, comprised of denim, wear to work, outerwear, footwear, and accessories. We compete with other retailers in these product categories, some of which may be significantly larger than us and more established in these product categories, and competition is intense, as described within other risk factors herein. There can be no assurance that our targeted expansion in these product categories will be successful.
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
Our success depends on the value and reputation of our brands and our ability to consistently anticipate, identify, and respond to customers' demands, preferences, and fashion trends in the design, pricing, and production of our products, including the preference for certain products to be manufactured in the U.S. As the Ralph Lauren name is integral to our business, any negative publicity regarding Mr. R. Lauren or our Company, especially through social media which accelerates and increases the potential scope of negative publicity, could negatively impact the image of our brands with our customers and result in diminished loyalty to our brands, even if the subject of such publicity is unverified or inaccurate. Additionally, our failure to comply with ethical, social, product safety, labor, health, environmental or other standards and regulations could damage the reputation of our brands and lead to adverse consumer actions and/or investment decisions by investors, as well as expose us to government enforcement action and/or private litigation. Even if we react appropriately to negative publicity, our customers' perception of our brand image and our reputation could be negatively impacted. Any failure on our part to retain the value and reputation of brands could adversely impact our business, results of operations, and financial condition.
We face intense competition worldwide in the markets in which we operate.
We face increasing competition from companies selling apparel, footwear, accessories, home, and other of our product categories through the Internet. Although we sell our products through the Internet, increased competition and promotional activity in the worldwide apparel, footwear, accessory, and home product industries from Internet-based competitors could reduce our sales, prices, and margins and adversely affect our business, results of operations, and financial condition. We also face intense competition from other domestic and foreign fashion-oriented apparel, footwear, accessory, and casual apparel producers that sell products through brick and mortar stores and wholesale and licensing channels. We compete with these companies primarily on the basis of:

•
anticipating and responding in a timely fashion to changing consumer demands and shopping preferences, including the increasing shift to digital brand engagement, social media communications, and online shopping;

•	creating and maintaining favorable brand recognition, loyalty, and a reputation for quality;

•	developing and producing innovative, high-quality products in sizes, colors, and styles that appeal to consumers of varying age groups;

•	competitively pricing our products and creating an acceptable value proposition for consumers;

•	providing strong and effective marketing support;

•	obtaining sufficient retail floor space and effective presentation of our products at stores and shop-within-shops;

•	attracting consumer traffic to stores, shop-within-shops, and websites;

•	sourcing raw materials at cost-effective prices;

•	anticipating and maintaining proper inventory levels;

•	ensuring product availability and optimizing supply chain and distribution efficiencies with third-party manufacturers and retailers;

•	maintaining and growing market share;

•	recruiting and retaining key employees; and

•	protecting our intellectual property.
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
The industries in which we operate are cyclical. Many economic and other factors outside of our control affect the level of consumer spending in the apparel, footwear, accessory, and home product industries, including, among others:

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
Consumer purchases of discretionary items and luxury retail products, including our products, tend to decline during recessionary periods and at other times when disposable income is lower. Unfavorable economic conditions and other factors may also reduce consumers' willingness and ability to travel to major cities and vacation destinations in which our stores and shop-within-shops are located. Further, consumers may prefer to spend more of their discretionary income on "experiences," such as dining and entertainment, over consumer goods. A downturn or an uncertain outlook in the economies in which we, or our wholesale and licensing partners, sell our products may materially adversely affect our business, results of operations, and financial condition. See Item 7 — "Management's Discussion and Analysis of Financial Condition and Results of Operations — Global Economic Conditions and Industry Trends" for further discussion.
We may not fully realize the expected cost savings and/or operating efficiencies from our restructuring plans.
We have implemented restructuring plans to support key strategic initiatives, such as the Fiscal 2019 Restructuring Plan, as described in Item 1 — "Business — Recent Developments." Although designed to deliver long-term sustainable growth, restructuring plans present significant potential risks that may impair our ability to achieve anticipated operating enhancements and/or cost reductions, or otherwise harm our business, including:

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
We generally operate most of our stores and corporate facilities under long-term, non-cancellable leasing arrangements. Our retail store leases typically require us to make minimum rental payments, and often contingent rental payments based upon sales. In addition, our leases generally require us to pay our proportionate share of the cost of insurance, taxes, maintenance, and utilities. We generally cannot cancel our leases at our option. If we decide to close a store, or if we decide to downsize, consolidate, or relocate any of our corporate facilities, we may be required to record an impairment charge and/or exit costs associated with the disposal of the store or corporate facility. In addition, we may remain obligated under the applicable lease for, among other things, payment of the base rent for the remaining lease term, even after the space is exited. Such costs and obligations related to the early closure of our stores or termination of our leases could have a material adverse effect on our business, results of operations, and financial condition. In addition, as each of our leases naturally expires, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could lead to store closures resulting in lost sales.
Recent changes in our executive and senior management team may be disruptive to, or cause uncertainty in, our business.
Certain members of our executive and senior management team have departed in recent years, and we may implement other management and organizational changes in connection with our growth strategy. Any changes in our executive and senior management team may be disruptive to, or cause uncertainty in, our business and future strategic direction. The departure of certain key individuals and the failure to ensure a smooth transition and effective transfer of knowledge involving senior employees could hinder or delay our strategic planning and execution, as well as adversely affect our ability to attract and retain other experienced and talented employees. Any such disruption or uncertainty could have a material adverse impact on our business, results of operations, and financial condition. Further, such disruption may hinder our ability to maintain an effective system of internal controls and compliance with the requirements under the Sarbanes-Oxley Act of 2002.
Our ability to conduct business globally may be affected by a variety of legal, regulatory, political, and economic risks.
Our ability to capitalize on growth in new international markets and to maintain our current level of operations in our existing markets is subject to certain risks associated with operating in various locations around the globe. These include, but are not limited to:

•
complying with a variety of U.S. and foreign laws and regulations, including, but not limited to, trade, labor, product labeling, and product safety restrictions, as well as the Foreign Corrupt Practices Act, which prohibits U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business, and similar foreign country laws, such as the U.K. Bribery Act, which prohibits U.K. and related companies from any form of bribery;

•	adapting to local customs and culture;

•	unexpected changes in laws, judicial processes, or regulatory requirements;

•	the imposition of additional duties, tariffs, taxes, and other charges or other barriers to trade;

•	changes in diplomatic and trade relationships;

•	political instability and terrorist attacks; and

•	general economic fluctuations in specific countries or markets.

Changes in regulatory, geopolitical, social, economic, or monetary policies and other factors may have a material adverse effect on our business in the future, or may require us to exit a particular market or significantly modify our current business practices. For example, there continues to be concerns regarding trade relations between the U.S. and China, as both countries recently imposed significant new tariffs on each other related to the importation of certain product categories, and additional tariffs have been proposed. As approximately one-third of our products are sourced from China, the U.S.'s imposition of new tariffs on apparel or other goods imported from China could have a material adverse effect on our cost of sales and profitability. Although we are actively reviewing options to mitigate our exposure in the event any resulting tariffs impact our product categories, there can be no assurance that we will be able to offset any increased costs. There have also been recent changes to U.S. participation in, and discussion regarding the potential renegotiation of, certain international trade agreements. We cannot predict if, and to what extent, there will be changes to international trade agreements or the resulting impact such changes would have on our consolidated financial statements. For a discussion of risks associated with the importation of products, see "Our business is subject to risks associated with importing products and the ability of our manufacturers to produce our goods on time and to our specifications."
Our business could also be impacted by changes to the tax laws and regulations in the countries where we operate. For example, the Organisation for Economic Co-operation and Development (the "OECD"), which represents a coalition of member countries, has proposed changes to numerous long-standing tax principles through its Base Erosion and Profit Shifting project, which is focused on a number of issues, including the shifting of profits among affiliated entities located in different tax jurisdictions. In response, certain member countries are beginning to implement legislation to align their international tax rules with the OECD's recommendations. Taxing authorities of certain state, local, and other foreign jurisdictions may also decide to modify existing tax laws. We cannot predict which, if any, of these items or others will be enacted into law or the resulting impact any such enactment will have on our consolidated financial statements. However, if new legislation were enacted, it could have a material adverse effect on our business, results of operations, and financial condition.
Additionally, in June 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the European Union, commonly referred to as "Brexit." Subsequently, in March 2017, the United Kingdom's government invoked Article 50 of the Treaty on European Union, which formally triggered the negotiation process to exit the European Union. Negotiations to determine the United Kingdom's future relationship with the European Union, including terms of trade, have been complex. In January 2019, British Parliament rejected Prime Minister Theresa May's proposed withdrawal agreement, and it is not clear at this time what, if any, agreements will be reached by the current October 31, 2019 deadline. A withdrawal could significantly disrupt the free movement of goods, services, and people between the United Kingdom and the European Union, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. The uncertainty surrounding the terms of the United Kingdom's withdrawal and its consequences could adversely impact consumer and investor confidence, and the level of consumer purchases of discretionary items and luxury retail products, including our products. Any of these effects, among others, could materially adversely affect our business, results of operations, and financial condition. Brexit has also contributed to significant volatility and uncertainty in global stock markets and currency exchange rates, and such volatility could continue to occur as the negotiation process progresses. For a discussion of risks related to currency exchange fluctuations, see "Our business is exposed to domestic and foreign currency fluctuations."
Our business is subject to risks associated with importing products and the ability of our manufacturers to produce our goods on time and to our specifications.
We do not own or operate any manufacturing facilities and depend exclusively on independent third parties for the manufacture of our products. Our products are manufactured to our specifications through arrangements with over 500 foreign manufacturers in various countries. In Fiscal 2019, over 97% of our products (by dollar value) were produced outside of the U.S., primarily in Asia, Europe, and Latin America, with approximately one-third of our products sourced from China. Risks inherent in importing our products include:

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

•
heightened terrorism-related cargo and supply chain security concerns, which could subject imported or exported goods to additional, more frequent, or more thorough inspections, leading to delays in the delivery of cargo;

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
We are dependent on information technology systems and networks, including the Internet, for a significant portion of our direct-to-consumer sales, including our digital commerce operations and retail business credit card transaction authorization and processing. We are also responsible for storing data relating to our customers and employees and rely on third parties for the operation of our digital commerce websites and for the various social media tools and websites we use as part of our marketing strategy. In our normal course of business, we often collect, transmit, and/or retain certain sensitive and confidential customer information, including credit card information. There is significant concern by consumers, employees, and lawmakers alike over the security of personal information transmitted over the Internet, consumer identity theft, and user privacy, as cyber-criminals are becoming increasingly more sophisticated in their attempts to gain unauthorized access to computer systems and confidential or sensitive data.
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
Despite the security measures we currently have in place, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches, acts of vandalism, phishing attacks, computer viruses, misplaced or lost data, programming and/or human errors, or other Internet or email events. The increased use of smartphones, tablets, and other wireless devices may also heighten these and other operational risks. The retail industry in particular continues to be the target of many cyber-attacks, which are becoming increasingly more difficult to anticipate and prevent due to their rapidly evolving nature. The technology we use to protect our systems from being breached or compromised could become outdated as a result of advances in computer capabilities or other technological developments. Additionally, measures we implement to protect our computer systems against cyber-attacks may make them harder to use or reduce the speed at which they operate, which in turn could negatively impact our customers' shopping experience resulting in reduced website traffic, diminished loyalty to our brands, and lost sales.

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
In addition, the regulatory environment relating to information security and privacy is becoming increasingly more demanding with frequent new requirements surrounding the handling, protection, and use of personal and sensitive information, such as the California Consumer Privacy Act and the European Union's General Data Privacy Regulation. We may incur significant costs in complying with the various applicable state, federal, and foreign laws regarding protection of, and unauthorized disclosure of, personal information. Additionally, failing to comply with such laws and regulations could damage the reputation of our brands and lead to adverse consumer actions, as well as expose us to government enforcement action and/or private litigation, any of which could adversely affect our business, results of operations, and financial condition.
Our business could suffer if our computer systems and websites are disrupted or cease to operate effectively.
We are dependent on our computer systems to record and process transactions and manage and operate our business, including designing, marketing, manufacturing, importing, tracking, and distributing our products, processing payments, accounting for and reporting financial results, and managing our employees and employee benefit programs. In addition, we have digital commerce and other informational websites in North America, Europe, and Asia, including Australia and New Zealand, and have plans for additional digital commerce sites in the future. Given the complexity of our business and the significant number of transactions that we engage in on a daily basis, it is imperative that we maintain uninterrupted operation of our computer hardware and software systems.
Despite our preventative efforts, our systems are vulnerable to damage or interruption from, among other things, security breaches, computer viruses, technical malfunctions, inadequate system capacity, power outages, natural disasters, and usage errors by our employees or third-party consultants. If our information technology systems become damaged or otherwise cease to function properly, we may have to make significant investments to repair or replace them. Additionally, confidential or sensitive data related to our customers or employees could be lost or compromised. We are continually improving and upgrading our computer systems and software, which also involves risks and uncertainties. Any disruptions, delays, or deficiencies in the design, implementation, or transition of such systems could result in increased costs, disruptions in the sourcing, sale, and shipment of our product, delays in the collection of cash from our customers, and/or adversely affect our ability to accurately report our financial results in a timely manner. Any material disruptions in our information technology systems could have a material adverse effect on our business, results of operations, and financial condition.
Fluctuations in our tax obligations and effective tax rate may result in volatility of our operating results.
We are subject to income and non-income taxes in many U.S. and certain foreign jurisdictions, with the applicable tax rates varying by jurisdiction. We record tax expense based on our estimates of future payments, which include reserves for uncertain tax positions in multiple tax jurisdictions. At any one time, multiple tax years are subject to audit by various taxing authorities. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated. Our effective tax rate in a given financial statement period may also be materially impacted by changes in the mix and level of earnings by jurisdiction or by changes to existing accounting rules. Additionally, our products are subject to import and excise duties, and/or sales, consumption, value-added taxes ("VAT"), and other non-income taxes in certain international jurisdictions. Failure to correctly calculate or submit the appropriate amount of income or non-income taxes could subject us to substantial fines and penalties and adversely affect our business, results of operations, and financial condition.
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
Several of our department store customers, including some under common ownership, account for a significant portion of our wholesale net sales. A substantial portion of sales of our licensed products by our domestic licensing partners are also made to our largest department store customers. During Fiscal 2019, sales to our largest wholesale customer, Macy's, accounted for approximately 8% of total net revenues. Further, sales to our three largest wholesale customers, including Macy's, accounted for approximately 19% of total net revenues for Fiscal 2019, and constituted approximately 33% of our total gross trade accounts receivable outstanding as of March 30, 2019. Substantially all sales to our three largest wholesale customers related to our North America segment.
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
In addition, as a result of unfavorable economic conditions, certain of our large wholesale customers, particularly those located in the U.S., have been highly promotional in recent years and have aggressively marked down their merchandise, including our products. Such promotional activity could negatively impact our brand image and/or lead to requests from those customers for increased markdown allowances at the end of the season, which could have a material adverse effect on our business, results of operations, and financial condition. In response and in connection with our growth plan, we strategically reduce shipments to certain of our customers when deemed appropriate.
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
We sell our wholesale merchandise primarily to major department stores across North America, Europe, Asia, and Australia, and extend credit based on an evaluation of each wholesale customer's financial condition, usually without requiring collateral. However, the financial difficulties of a wholesale customer could cause us to limit or eliminate our business with that customer.

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
We do not own or operate any manufacturing facilities and depend exclusively on independent third parties for the manufacture of our products. We compete with other companies for the production capacity of our manufacturers. Some of these competitors may place larger orders than we do, and thus may have an advantage in securing production capacity. If we experience a significant increase in demand, or if an existing manufacturer of ours must be replaced, we may have to expand our third-party manufacturing capacity. We cannot guarantee that this additional capacity will be available when required on terms that are acceptable to us. See Item 1 — "Business — Sourcing, Production and Quality." We enter into a number of purchase order commitments each season specifying a time for delivery, method of payment, design and quality specifications, and other standard industry provisions, but do not have long-term contracts with any manufacturer. None of the manufacturers we use produce our products exclusively.
In addition, we rely on a number of owned, leased, and independently-operated distribution facilities around the world to warehouse and ship products to our customers and perform other related logistic services. Our ability to meet the needs of our customers depends on the proper operation of these distribution centers. If any of our distribution centers were closed or were to become inoperable or inaccessible for any reason, including failure to successfully consolidate existing facilities or transition to new facilities, we could experience a substantial loss of inventory, disruption of deliveries to our customers and our stores, increased costs, and longer lead times associated with the distribution of products during the period that would be required to reopen or replace the facility. These disruptions could have a material adverse effect on our business, results of operations, and financial condition.
We also rely upon third-party transportation providers for substantially all of our product shipments, including shipments to and from our distribution centers, to our stores and shop-within-shops, and to our digital commerce and wholesale customers. Our utilization of these shipping services are subject to various risks, including, but not limited to, potential labor strikes and severe weather, which could delay the timing of shipments, and increases in wages and fuel prices, which could result in higher transportation costs. Any delays in the timing of our product shipments or increases in transportation costs could have a material adverse effect on our business, results of operations, and financial condition.
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
We believe that our trademarks, intellectual property, and other proprietary rights are extremely important to our success and our competitive position. We devote substantial resources to the establishment and protection of our trademarks and anti-counterfeiting activities worldwide. However, significant counterfeiting and imitation of our products continue to exist. In addition, the laws of certain foreign countries may not protect trademarks or other proprietary rights to the same extent as do the laws of the U.S. and, as a result, our intellectual property may be more vulnerable and difficult to protect in such countries. In the course of our international expansion we have experienced conflicts with various third parties that have acquired or claimed ownership rights to some of our key trademarks that include Polo and/or a representation of a polo player astride a horse, or otherwise have contested our rights to our trademarks. We have resolved certain of these conflicts through both legal action and negotiated settlements. We cannot guarantee that the actions we have taken to establish and protect our trademarks and other proprietary rights will be adequate to prevent counterfeiting, lost business, or brand dilution, any of which may have a material adverse effect on our business. We expect to continue to devote substantial resources to challenge brands arising from imitation of our products. Also, there can be no assurance that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction or at all. See Item 1 — "Business — Trademarks," and Item 3 — "Legal Proceedings."
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
In addition, we are subject to changes in accounting rules and interpretations issued by the Financial Accounting Standards Board and other regulatory agencies. If and when effective, such changes to accounting standards could have a material impact on our consolidated financial statements. See Note 4 to the accompanying consolidated financial statements for a description of certain recently issued accounting standards.
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
As of March 30, 2019, Mr. Ralph Lauren, or entities controlled by the Lauren family, held approximately 83% of the voting power of the outstanding common stock of our Company. In addition, Mr. R. Lauren serves as our Executive Chairman and Chief Creative Officer, Mr. R. Lauren's son, Mr. David Lauren, serves as our Chief Innovation Officer, Strategic Advisor to the CEO, and Vice Chairman of the Board of Directors, and we employ other members of the Lauren family. From time to time, we may have other business dealings with Mr. R. Lauren, members of the Lauren family, or entities affiliated with Mr. R. Lauren or the Lauren family. As a result of his stock ownership and position in our Company, Mr. R. Lauren has the ability to exercise significant control over our business, including, without limitation, (i) the election of our Class B common stock directors, voting separately as a class and (ii) any action requiring the approval of our stockholders, including the adoption of amendments to our certificate of incorporation and the approval of mergers or sales of all or substantially all of our assets.
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
We lease space for our retail stores, showrooms, warehouses, and offices in various domestic and international locations. We do not own any real property except for our retail digital commerce call center and distribution facility in High Point, North Carolina; and our retail stores in Southampton and Easthampton, New York, and Nantucket, Massachusetts.
We believe that our existing facilities are well maintained, in good operating condition, and are adequate for our present level of operations.
The following table sets forth information relating to our key properties as of March 30, 2019:

Location	Use	Approximate Square Feet

NC Highway 66, High Point, NC	Wholesale and retail distribution facility	847,000
N. Pendleton Street, High Point, NC	Retail digital commerce call center and distribution facility	805,000
Greensboro, NC	Wholesale and retail distribution facility	439,000
625 Madison Avenue, NYC(a)	Corporate offices and showrooms	385,300
601 West 26th Street, NYC	Corporate offices	275,300
650 Madison Avenue, NYC	Executive and corporate offices, design studio, and showrooms	270,000
Lyndhurst, NJ(a)	Corporate and retail administrative offices	178,000
Geneva, Switzerland	European corporate offices	107,000
7th Avenue, NYC	Corporate offices, design studio, and Women's showrooms	104,000
Manhattan Place, Hong Kong	Asia sourcing offices	46,000
Gateway Office, Hong Kong	Asia corporate offices	37,500
888 Madison Avenue, NYC	Retail flagship store	37,900
N. Michigan Avenue, Chicago	Retail flagship store	37,500
New Bond Street, London, UK	Retail flagship store	31,500
867 Madison Avenue, NYC	Retail flagship store	27,700
Paris, France	Retail flagship store	25,700
Tokyo, Japan	Retail flagship store	25,000
N. Rodeo Drive, Beverly Hills	Retail flagship store	19,400
Regent Street, London, UK	Retail flagship store	19,000
Prince's Building, Hong Kong	Retail flagship store	9,800

(a)
In connection with our initiative to consolidate our corporate office footprint, we anticipate exiting these leased facilities during Fiscal 2020, with the related corporate functions relocating to our corporate office located at 601 West 26th Street in New York City and a new 255,000 square foot facility located in Nutley, New Jersey.

As of March 30, 2019, we directly operated 501 retail stores, totaling approximately 4.0 million square feet. We anticipate that we will be able to extend our retail store leases, as well as those leases for our non-retail facilities, which expire in the near future on satisfactory terms or relocate to desirable alternate locations. We generally lease our freestanding retail stores for initial periods ranging from 5 to 15 years, with renewal options. See Item 1A — "Risk Factors — Our business is subject to risks associated with leasing real estate and other assets under long-term, non-cancellable leases."

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
As of May 10, 2019, there were 681 holders of record of our Class A common stock and 6 holders of record of our Class B common stock. Our Class A common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "RL." All of our outstanding shares of Class B common stock are owned by Mr. Ralph Lauren, Executive Chairman and Chief Creative Officer, and entities controlled by the Lauren family. Shares of our Class B common stock may be converted immediately into Class A common stock on a one-for-one basis by the holder. There is no cash or other consideration paid by the holder converting the shares and, accordingly, there is no cash or other consideration received by the Company. The shares of Class A common stock issued by the Company in such conversions are exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. No shares of our Class B common stock were converted into Class A common stock during the fiscal quarter ended March 30, 2019.
The following table sets forth repurchases of shares of our Class A common stock during the fiscal quarter ended March 30, 2019:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(b)
					(millions)
December 30, 2018 to January 26, 2019	—		$—	—	$700
January 27, 2019 to February 23, 2019	—		—	—	700
February 24, 2019 to March 30, 2019	579,575	(a)	121.93	573,984	630
	579,575			573,984

(a)	Includes 5,591 shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.

(b)
As of March 30, 2019, the remaining availability under our Class A common stock repurchase program was approximately $630 million, reflecting the June 4, 2018 approval by our Board of Directors to expand the program by up to an additional $1.000 billion of Class A common stock repurchases. On May 13, 2019, our Board of Directors approved a further expansion of the common stock repurchase program that allows us to repurchase up to an additional $600 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions.

The following graph compares the cumulative total stockholder return (stock price appreciation plus dividends) on our Class A common stock to the cumulative total return of the Standard & Poor's 500 Index and a peer group index of companies that we believe are closest to ours (the "Peer Group") for the period from March 29, 2014, the last day of our 2014 fiscal year, through March 30, 2019, the last day of our 2019 fiscal year. Our Peer Group consists of Burberry Group PLC, Compagnie Financière Richemont SA, EssilorLuxottica SA, The Estée Lauder Companies Inc., Hermes International, Kering, LVMH, PVH Corp., Tapestry, Inc., Tiffany & Co., Tod's S.p.A., and V.F. Corporation. All calculations for foreign companies in our Peer Group are performed using the local foreign issue of such companies. The returns are calculated by assuming a $100 investment made on March 29, 2014 in Class A common stock or March 31, 2014 in an index, with all dividends reinvested.
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
The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read together with our audited consolidated financial statements and notes thereto, which are included in this Annual Report on Form 10-K. We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, Fiscal 2019 ended on March 30, 2019 and was a 52-week period; Fiscal 2018 ended on March 31, 2018 and was a 52-week period; Fiscal 2017 ended on April 1, 2017 and was a 52-week period; and Fiscal 2020 will end on March 28, 2020 and will be a 52-week period.

INTRODUCTION
MD&A is provided as a supplement to the accompanying consolidated financial statements and notes thereto to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:

•
Overview.    This section provides a general description of our business, global economic conditions and industry trends, and a summary of our financial performance for Fiscal 2019. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for Fiscal 2019 and Fiscal 2018 as compared to the respective prior fiscal year.

•
Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of March 30, 2019, which includes (i) an analysis of our financial condition as compared to the prior fiscal year-end; (ii) an analysis of changes in our cash flows for Fiscal 2019 and Fiscal 2018 as compared to the respective prior fiscal year; (iii) an analysis of our liquidity, including the availability under our commercial paper borrowing program and credit facilities, common stock repurchases, payments of dividends, and our outstanding debt and covenant compliance; and (iv) a summary of our contractual and other obligations as of March 30, 2019.

•	Market risk management. This section discusses how we manage our risk exposures related to foreign currency exchange rates, interest rates, and our investments as of March 30, 2019.

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

•
Recently issued accounting standards.    This section discusses the potential impact on our reported results of operations and financial condition of certain accounting standards that have been recently issued.

OVERVIEW
Our Business
Our Company is a global leader in the design, marketing, and distribution of premium lifestyle products, including apparel, footwear, accessories, home furnishings, and other licensed product categories. Our long-standing reputation and distinctive image have been developed across an expanding number of products, brands, sales channels, and international markets. Our brand names include Ralph Lauren, Ralph Lauren Collection, Ralph Lauren Purple Label, Polo Ralph Lauren, Double RL, Lauren Ralph Lauren, Polo Ralph Lauren Children, Chaps, and Club Monaco, among others.
We diversify our business by geography (North America, Europe, and Asia, among other regions) and channel of distribution (wholesale, retail, and licensing). This allows us to maintain a dynamic balance as our operating results do not depend solely on the performance of any single geographic area or channel of distribution. Our wholesale sales are made principally to major department stores and specialty stores around the world, as well as to certain third party-owned stores to which we have licensed the right to operate in defined geographic territories using our trademarks. We also sell directly to consumers through our integrated retail channel, which includes our retail stores, concession-based shop-within-shops, and digital commerce operations around the world. In addition, we license to third parties for specified periods the right to access our various trademarks in connection with the licensees' manufacture and sale of designated products, such as certain apparel, eyewear, fragrances, and home furnishings.
We organize our business into the following three reportable segments:

•
North America — Our North America segment, representing approximately 51% of our Fiscal 2019 net revenues, primarily consists of sales of our Ralph Lauren branded products made through our wholesale and retail businesses in the U.S. and Canada, excluding Club Monaco. In North America, our wholesale business is comprised primarily of sales to department stores, and to a lesser extent, specialty stores. Our retail business in North America is comprised of our Ralph Lauren stores, our factory stores, and our digital commerce site, www.RalphLauren.com.

38

•
Europe — Our Europe segment, representing approximately 26% of our Fiscal 2019 net revenues, primarily consists of sales of our Ralph Lauren branded products made through our wholesale and retail businesses in Europe and the Middle East, excluding Club Monaco. In Europe, our wholesale business is comprised of a varying mix of sales to both department stores and specialty stores, depending on the country. Our retail business in Europe is comprised of our Ralph Lauren stores, our factory stores, our concession-based shop-within-shops, and our various digital commerce sites.

•
Asia — Our Asia segment, representing approximately 17% of our Fiscal 2019 net revenues, primarily consists of sales of our Ralph Lauren branded products made through our wholesale and retail businesses in Asia, Australia, and New Zealand. Our retail business in Asia is comprised of our Ralph Lauren stores, our factory stores, our concession-based shop-within-shops, and our digital commerce site, www.RalphLauren.cn, which launched in September 2018. In addition, we sell our products online through various third-party digital partner commerce sites. In Asia, our wholesale business is comprised primarily of sales to department stores, with related products distributed through shop-within-shops.

In addition to these reportable segments, we also have other non-reportable segments, representing approximately 6% of our Fiscal 2019 net revenues, which primarily consist of (i) sales of Club Monaco branded products made through our retail businesses in the U.S., Canada, and Europe, and our licensing alliances in Europe and Asia, (ii) sales of Ralph Lauren branded products made through our wholesale business in Latin America, and (iii) royalty revenues earned through our global licensing alliances, excluding Club Monaco.
Approximately 46% of our Fiscal 2019 net revenues were earned outside of the U.S. See Note 19 to the accompanying consolidated financial statements for further discussion of our segment reporting structure.
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
Global Economic Conditions and Industry Trends
The global economy and our industry are impacted by many different influences. The current domestic and international political environment has resulted in uncertainty surrounding the future state of the global economy, including international trade relations. Most recently, the U.S. and China have imposed significant new tariffs on each other related to the importation of certain product categories, and additional tariffs have been proposed. There are also growing concerns regarding the terms and conditions of the United Kingdom's withdrawal from the European Union, commonly referred to as "Brexit." Negotiations to determine the United Kingdom's future relationship with the European Union, including terms of trade and movement of people, have been complex. In January 2019, British Parliament rejected Prime Minister Theresa May's proposed withdrawal agreement, and it is not clear at this time what, if any, agreements will be reached by the current October 31, 2019 deadline. As our international business continues to grow and because the majority of our products are produced outside of the U.S., major changes in global trade and diplomatic relations as well as any resulting anti-American sentiment could have a material adverse effect on our business or operating results. Certain other worldwide events, including political unrest, acts of terrorism, taxation or monetary policy changes, fluctuations in commodity prices, and rising healthcare costs, also increase volatility in the global economy. In addition, our results have been, and are expected to continue to be, impacted by foreign exchange rate fluctuations.
The retail landscape in which we operate is also evolving, with consumers continuing to diversify the channels in which they transact and shifting their shopping preference from physical stores to online. This along with other factors has resulted in many retailers, including certain of our large wholesale customers, becoming highly promotional and aggressively marking down their merchandise in an attempt to offset declines in physical store traffic. The retail industry, particularly in the U.S., has also experienced numerous bankruptcies, restructurings, and ownership changes in recent years. Certain of our operations, including our North America wholesale business, have been negatively impacted by these dynamics. The continuation of these industry trends could further impact consumer spending and consumption behavior in our industry, which could have a material adverse effect on our business or operating results. Additionally, changes in economic conditions, including a recession or the fear of a recession, may further impact consumer discretionary income levels and spending.
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
Summary of Financial Performance
Operating Results
In Fiscal 2019, we reported net revenues of $6.313 billion, net income of $430.9 million, and net income per diluted share of $5.27, as compared to net revenues of $6.182 billion, net income of $162.8 million, and net income per diluted share of $1.97 in Fiscal 2018. The comparability of our operating results has been affected by TCJA enactment-related charges, as well as restructuring-related charges, impairment of assets, and certain other charges, as discussed further below.
Our operating performance for Fiscal 2019 reflected revenue growth of 2.1% on a reported basis and 2.8% on a constant currency basis, as defined within "Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition" below. The increase in reported net revenues during Fiscal 2019 was driven by our international businesses.
Our gross profit as a percentage of net revenues increased by 90 basis points to 61.6% during Fiscal 2019, primarily driven by improved pricing and lower levels of promotional activity in connection with our long-term growth strategy, and favorable product and geographic mix, partially offset by higher inventory reserves.
Selling, general, and administrative ("SG&A") expenses as a percentage of net revenues increased slightly by 10 basis points to 50.2% during Fiscal 2019, primarily due to our increased marketing investment, new store expansion, and the unfavorable impact attributable to geographic and channel mix, partially offset by our operational discipline.
Net income increased by $268.1 million to $430.9 million in Fiscal 2019 as compared to Fiscal 2018, primarily due to a $174.8 million decrease in our income tax provision largely driven by lower TCJA enactment-related charges, a $63.6 million increase in operating income, and a $28.5 million increase in interest income. Net income per diluted share increased by $3.30 to $5.27 per share in Fiscal 2019 as compared to Fiscal 2018, due to higher net income and lower weighted-average diluted shares outstanding during Fiscal 2019.
Net income during Fiscal 2019 and Fiscal 2018 reflected TCJA enactment-related charges of $27.6 million, or $0.34 per diluted share, and $221.4 million, or $2.68 per diluted share, respectively. Our operating results during Fiscal 2019 and Fiscal 2018 were also negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $163.1 million and $165.6 million, respectively, which had an after-tax effect of reducing net income by $129.0 million, or $1.58 per diluted share, and $113.3 million, or $1.38 per diluted share, respectively.

Financial Condition and Liquidity
We ended Fiscal 2019 in a net cash and investments position (cash and cash equivalents plus short-term and non-current investments, less total debt) of $1.343 billion, compared to $1.494 billion as of the end of Fiscal 2018. The decrease in our net cash and investments position was primarily due to our use of cash to support Class A common stock repurchases of $502.6 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to invest in our business through $197.7 million in capital expenditures, and to make dividend payments of $190.7 million, as well as the unfavorable effect of exchange rate changes on our cash and cash equivalents of $23.9 million, partially offset by our operating cash flows of $783.8 million.
We generated $783.8 million of cash from operations during Fiscal 2019, compared to $975.1 million during Fiscal 2018. The decline in cash provided by operating activities was due to a net unfavorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period, partially offset by an increase in net income before non-cash charges.
Our equity decreased to $3.287 billion as of March 30, 2019, compared to $3.457 billion as of March 31, 2018, primarily due to our share repurchase activity and dividends declared, partially offset by our comprehensive income and the impact of stock-based compensation arrangements during Fiscal 2019.
Recent Developments
Fiscal 2019 Restructuring Plan
On June 4, 2018, our Board of Directors approved a restructuring plan associated with our strategic objective of operating with discipline to drive sustainable growth (the "Fiscal 2019 Restructuring Plan"). The Fiscal 2019 Restructuring Plan includes the following restructuring-related activities: (i) rightsizing and consolidation of our global distribution network and corporate offices; (ii) targeted severance-related actions; and (iii) closure of certain of our stores and shop-within-shops. Actions associated with the Fiscal 2019 Restructuring Plan were largely completed during Fiscal 2019, with certain activities shifting into Fiscal 2020. Total actions associated with the Fiscal 2019 Restructuring Plan are expected to result in gross annualized expense savings of approximately $60 million to $80 million.
In connection with the Fiscal 2019 Restructuring Plan, we expect to incur total estimated charges of approximately $125 million to $150 million, comprised of cash-related charges of approximately $90 million to $110 million and non-cash charges of approximately $35 million to $40 million. Cumulative charges incurred since inception were $97.3 million.
See Note 9 to our accompanying consolidated financial statements for detailed discussions of the charges recorded in connection with the Fiscal 2019 Restructuring Plan.
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
During Fiscal 2018, we recorded net charges of $221.4 million within our income tax provision in connection with the TCJA, which increased our effective tax rate by 4,520 basis points. Subsequently, during Fiscal 2019, we recorded net measurement period adjustments of $27.6 million as permitted by SEC Staff Accounting Bulletin No. 118 ("SAB 118"). These measurement period adjustments increased our effective tax rate by 470 basis points during Fiscal 2019.
Additionally, during the fourth quarter of Fiscal 2018 we reevaluated our permanent reinvestment assertion and determined that undistributed foreign earnings that were subject to the one-time mandatory transition tax were no longer considered to be permanently reinvested, effective December 31, 2017. In connection with this decision, we repatriated $252 million of cash to the U.S. from certain of our foreign subsidiaries during the fourth quarter of Fiscal 2018, and we repatriated an additional $875 million during Fiscal 2019.
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
On March 30, 2017, our Board of Directors approved the following additional restructuring-related activities associated with the Way Forward Plan: (i) the restructuring of our in-house global digital commerce platform which was in development and shifting to a more cost-effective, flexible platform through a new agreement with Salesforce's Commerce Cloud, formerly known as Demandware; (ii) the closure of our Polo store at 711 Fifth Avenue in New York City; and (iii) the further streamlining of the organization and the execution of other key corporate actions in line with the Way Forward Plan. These actions are an important part of our efforts to achieve our stated objective to return to sustainable, profitable growth and invest in the future. These additional restructuring-related activities were largely completed during Fiscal 2018 and resulted in a further reduction in workforce and the closure of certain corporate office and store locations, as well as gross annualized expense savings of approximately $140 million.
In connection with the Way Forward Plan, we have incurred total cumulative charges of $838.6 million, including $155.2 million recorded during Fiscal 2017 associated with the destruction of inventory. Additionally, as we did not legally assign a certain lease agreement for which the Company has been deemed the owner of the leased asset for accounting purposes prior to the end of Fiscal 2019, an impairment of approximately $170 million to $190 million is expected to be recorded as an adjustment to reduce our opening retained earnings balance as of the beginning of Fiscal 2020 in connection with our adoption of ASU 2016-02 (see Note 4 to our accompanying consolidated financial statements). Accordingly, actions associated with the Way Forward Plan are now complete and no additional charges are expected to be incurred in connection with this plan.
See Note 9 to our accompanying consolidated financial statements for detailed discussions of the charges recorded in connection with the Way Forward Plan.
Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition
The comparability of our operating results for the three fiscal years presented herein has been affected by certain events, including:

•
pretax charges incurred in connection with our restructuring plans, as well as certain other asset impairments and other charges, as summarized below (references to "Notes" are to the notes to the accompanying consolidated financial statements):

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017
	(millions)
Impairment of assets (see Note 8)	$(25.8)	$(50.0)	$(253.8)
Restructuring and other charges (see Note 9)	(130.1)	(108.0)	(318.6)
Restructuring-related inventory charges (see Note 9)(a)	(7.2)	(7.6)	(197.9)
Total charges	$(163.1)	$(165.6)	$(770.3)

(a)	Non-cash restructuring-related inventory charges are recorded within cost of goods sold in the consolidated statements of operations.

•
TCJA enactment-related charges of $27.6 million and $221.4 million recorded within the income tax provision in the consolidated statements of operations during Fiscal 2019 and Fiscal 2018, respectively, which increased our effective tax rate by 470 basis points and 4,520 basis points, respectively; and

42

•
the reversal of an income tax reserve resulting from a change in tax law that impacted an interest assessment on a prior year withholding tax, which favorably impacted our income tax benefit by $15.9 million during Fiscal 2017.

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
Our discussion also includes reference to comparable store sales. Effective beginning the first quarter of our Fiscal 2019, we changed our definition of comparable store sales to provide a more relevant measure of performance and align with general retail industry practice. Under the new definition, comparable store sales refer to the change in sales of our stores that have been open for at least 13 full fiscal months. Sales from our digital commerce sites are also included within comparable sales for those geographies that have been serviced by the related site for at least 13 full fiscal months. Sales for stores or digital commerce sites that are closed or shut down during the year are excluded from the calculation of comparable store sales. Sales for stores that are either relocated, enlarged (as defined by gross square footage expansion of 25% or greater), or generally closed for 30 or more consecutive days for renovation are also excluded from the calculation of comparable store sales until such stores have been operating in their new location or in their newly renovated state for at least 13 full fiscal months. All comparable store sales metrics are calculated on a constant currency basis. Our previous definition of comparable store sales required a store or digital commerce site to be operational for one full fiscal year to be considered comparable and included in the calculation. All prior period comparable store sales metrics have been recast to conform with the Company's new definition.
Our "Results of Operations" discussion that follows includes the significant changes in operating results arising from these items affecting comparability. However, unusual items or transactions may occur in any period. Accordingly, investors and other financial statement users should consider the types of events and transactions that have affected operating trends.

RESULTS OF OPERATIONS
Fiscal 2019 Compared to Fiscal 2018
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$6,313.0	$6,182.3	$130.7	2.1%
Cost of goods sold	(2,427.0)	(2,430.6)	3.6	(0.1%)
Gross profit	3,886.0	3,751.7	134.3	3.6%
Gross profit as % of net revenues	61.6%	60.7%		90 bps
Selling, general, and administrative expenses	(3,168.3)	(3,095.5)	(72.8)	2.4%
SG&A expenses as % of net revenues	50.2%	50.1%		10 bps
Impairment of assets	(25.8)	(50.0)	24.2	(48.5%)
Restructuring and other charges	(130.1)	(108.0)	(22.1)	20.6%
Operating income	561.8	498.2	63.6	12.8%
Operating income as % of net revenues	8.9%	8.1%		80 bps
Interest expense	(20.7)	(18.2)	(2.5)	13.6%
Interest income	40.8	12.3	28.5	231.3%
Other income (expense), net	0.6	(3.1)	3.7	NM
Income before income taxes	582.5	489.2	93.3	19.1%
Income tax provision	(151.6)	(326.4)	174.8	(53.5%)
Effective tax rate(a)	26.0%	66.7%		(4,070 bps)
Net income	$430.9	$162.8	$268.1	164.6%
Net income per common share:
Basic	$5.35	$1.99	$3.36	168.8%
Diluted	$5.27	$1.97	$3.30	167.5%

(a)	Effective tax rate is calculated by dividing the income tax provision by income before income taxes.
NM Not meaningful.
Net Revenues.    Net revenues increased by $130.7 million, or 2.1%, to $6.313 billion in Fiscal 2019 as compared to Fiscal 2018, including net unfavorable foreign currency effects of $42.0 million. On a constant currency basis, net revenues increased by $172.7 million, or 2.8%.
The following table summarizes the percentage change in our Fiscal 2019 consolidated comparable store sales as compared to the prior fiscal year:

% Change
Digital commerce comparable store sales	9%
Comparable store sales excluding digital commerce	—%
Total comparable store sales	1%

Our global average store count increased by 34 stores and concession shops during Fiscal 2019 compared with the prior fiscal year, largely driven by new openings in Asia. The following table details our retail store presence by segment as of the periods presented:

	March 30, 2019	March 31, 2018
Freestanding Stores:
North America	224	215
Europe	87	81
Asia	115	105
Other non-reportable segments	75	71
Total freestanding stores	501	472

Concession Shops:
North America	2	2
Europe	24	25
Asia	622	603
Other non-reportable segments	5	2
Total concession shops	653	632
Total stores	1,154	1,104
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
Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the prior fiscal year, are provided below:

	Fiscal Years Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	March 30, 2019	March 31, 2018	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$3,202.9	$3,231.0	$(28.1)	$(3.3)	$(24.8)	(0.9%)	(0.8%)
Europe	1,659.9	1,585.0	74.9	(27.5)	102.4	4.7%	6.5%
Asia	1,041.0	933.7	107.3	(10.9)	118.2	11.5%	12.7%
Other non-reportable segments	409.2	432.6	(23.4)	(0.3)	(23.1)	(5.4%)	(5.4%)
Total net revenues	$6,313.0	$6,182.3	$130.7	$(42.0)	$172.7	2.1%	2.8%
North America net revenues — Net revenues decreased by $28.1 million, or 0.9%, during Fiscal 2019 as compared to Fiscal 2018, including net unfavorable foreign currency effects of $3.3 million. On a constant currency basis, net revenues decreased by $24.8 million, or 0.8%.
The $28.1 million net decline in North America net revenues was driven by a $57.0 million net decrease related to our North America wholesale business, largely driven by a strategic reduction of shipments (including within the off-price channel) and points of distribution in connection with our long-term growth strategy.
This decline was partially offset by:

•
a $28.9 million net increase related to our North America retail business, inclusive of net unfavorable foreign currency effects of $1.8 million. On a constant currency basis, net revenues increased by $30.7 million driven by an increase of $30.3 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our North America retail business:

% Change
Digital commerce comparable store sales	10%
Comparable store sales excluding digital commerce	(2%)
Total comparable store sales	—%
Europe net revenues — Net revenues increased by $74.9 million, or 4.7%, during Fiscal 2019 as compared to Fiscal 2018, including net unfavorable foreign currency effects of $27.5 million. On a constant currency basis, net revenues increased by $102.4 million, or 6.5%.
The $74.9 million net increase in Europe net revenues was driven by:

•	a $51.7 million net increase related to our Europe wholesale business largely driven by stronger demand, partially offset by net unfavorable foreign currency effects of $18.0 million; and

•
a $23.2 million net increase related to our Europe retail business, inclusive of net unfavorable foreign currency effects of $9.5 million. On a constant currency basis, net revenues increased by $32.7 million driven by an increase of $38.6 million in non-comparable store sales, partially offset by a decrease of $5.9 million in comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Europe retail business:

% Change
Digital commerce comparable store sales	6%
Comparable store sales excluding digital commerce	(1%)
Total comparable store sales	(1%)
Asia net revenues — Net revenues increased by $107.3 million, or 11.5%, during Fiscal 2019 as compared to Fiscal 2018, including net unfavorable foreign currency effects of $10.9 million. On a constant currency basis, net revenues increased by $118.2 million, or 12.7%.
The $107.3 million net increase in Asia net revenues was driven by:

•
a $95.6 million net increase related to our Asia retail business, inclusive of net unfavorable foreign currency effects of $9.1 million. On a constant currency basis, net revenues increased by $104.7 million, reflecting increases of $65.3 million in non-comparable store sales driven by new store openings and $39.4 million in comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Asia retail business:

% Change
Digital commerce comparable store sales	51%
Comparable store sales excluding digital commerce	4%
Total comparable store sales	5%

•	an $11.7 million net increase related to our Asia wholesale business, primarily driven by our expansion in Japan, South Korea, and Southeast Asia.
Gross Profit.    Gross profit increased by $134.3 million, or 3.6%, to $3.886 billion in Fiscal 2019. Gross profit during Fiscal 2019 and Fiscal 2018 reflected non-cash inventory-related charges of $7.2 million and $7.6 million, respectively, recorded in connection with our restructuring plans. The increase in gross profit also included a net unfavorable foreign currency effect of $15.2 million. Gross profit as a percentage of net revenues increased to 61.6% in Fiscal 2019 from 60.7% in Fiscal 2018. The 90 basis point increase was primarily driven by improved pricing and lower levels of promotional activity in connection with our long-term growth strategy, and favorable product and geographic mix, partially offset by higher inventory reserves.
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

Selling, General, and Administrative Expenses.    SG&A expenses include compensation and benefits, advertising and marketing, rent and occupancy, distribution, information technology, legal, depreciation and amortization, bad debt, and other selling and administrative costs. SG&A expenses increased by $72.8 million, or 2.4%, to $3.168 billion in Fiscal 2019. This increase included a net favorable foreign currency effect of $17.4 million. SG&A expenses as a percentage of net revenues increased slightly to 50.2% in Fiscal 2019 from 50.1% in Fiscal 2018. The 10 basis point increase was primarily due to our increased marketing investment, new store expansion, and the unfavorable impact attributable to geographic and channel mix, as a greater portion of our revenue was generated by our retail businesses (which typically carry higher operating expense margins). These increases were partially offset by our operational discipline.
The $72.8 million net increase in SG&A expenses was driven by:

Fiscal 2019 Compared to Fiscal 2018
(millions)
SG&A expense category:
Marketing and advertising expenses	$31.7
Compensation-related expenses	22.8
Selling-related expenses	20.0
Rent and occupancy expenses	15.0
Depreciation and amortization expense	(13.7)
Other	(3.0)
Total net increase in SG&A expenses	$72.8
In Fiscal 2020, we remain committed to spending on key strategic initiatives including marketing, digital, expanding and renovating our global retail stores and concession shops, and investing in productivity-enhancing infrastructure. We expect to make these investments while continuing to manage our cost base with discipline, including the consolidation of our corporate office footprint.
Impairment of Assets.   During Fiscal 2019, we recorded non-cash impairment charges of $21.2 million to write off certain fixed assets related to our domestic and international stores, shop-within-shops, and corporate offices. Additionally, as a result of our decision to sell a certain corporate fixed asset, we recorded a non-cash impairment charge of $4.6 million to reduce the carrying value of the asset held-for-sale to its estimated fair value, less costs to sell. During Fiscal 2018, we recorded non-cash impairment charges of $41.2 million to write off certain fixed assets related to our domestic and international stores, shop-within-shops, and corporate offices. Additionally, as a result of a change in the planned usage of a certain intangible asset, we recorded a non-cash impairment charge of $8.8 million to reduce the carrying value of the intangible asset to its estimated fair value. See Note 8 to the accompanying consolidated financial statements.
Restructuring and Other Charges.   During Fiscal 2019 and Fiscal 2018, we recorded restructuring charges of $93.6 million and $79.2 million, respectively, in connection with our restructuring plans, primarily consisting of severance and benefits costs, and lease termination and store closure costs. In addition, during Fiscal 2019, we recorded net other charges of $36.5 million primarily related to our sabbatical leave program initiated during the fourth quarter of Fiscal 2019, depreciation expense associated with our former Polo store at 711 Fifth Avenue in New York City, and our customs audit. During Fiscal 2018, we recorded other net charges of $28.8 million primarily related to depreciation expense associated with our former Polo store at 711 Fifth Avenue in New York City, our customs audit, the departure of Mr. Stefan Larsson, and the reversal of reserves associated with the settlement of certain non-income tax issues. See Note 9 to the accompanying consolidated financial statements.
Operating Income.    Operating income increased by $63.6 million, or 12.8%, to $561.8 million in Fiscal 2019. Our operating results during Fiscal 2019 and Fiscal 2018 were negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $163.1 million and $165.6 million, respectively, as previously discussed. Foreign currency effects did not have a meaningful impact on operating income during Fiscal 2019. Operating income as a percentage of net revenues increased to 8.9% in Fiscal 2019 from 8.1% in Fiscal 2018. The 80 basis point increase in operating income as a percentage of net revenues was primarily driven by the increase in our gross profit margin, partially offset by the slight increase in SG&A expenses as a percentage of net revenues, all as previously discussed.

Operating income and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the prior fiscal year, are provided below:

	Fiscal Years Ended
	March 30, 2019		March 31, 2018
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$682.8	21.3%	$677.6	21.0%	$5.2	30 bps
Europe	389.9	23.5%	356.7	22.5%	33.2	100 bps
Asia	161.0	15.5%	137.2	14.7%	23.8	80 bps
Other non-reportable segments	121.6	29.7%	107.5	24.9%	14.1	480 bps
	1,355.3		1,279.0		76.3
Unallocated corporate expenses	(663.4)		(672.8)		9.4
Unallocated restructuring and other charges	(130.1)		(108.0)		(22.1)
Total operating income	$561.8	8.9%	$498.2	8.1%	$63.6	80 bps
North America operating margin improved by 30 basis points, primarily due to the favorable impact of 50 basis points related to our wholesale business, largely driven by a decline in SG&A expenses as a percentage of net revenues and an increase in our gross profit margin. Partially offsetting this increase was 20 basis points attributable to unfavorable channel mix.
Europe operating margin improved by 100 basis points, primarily due to the favorable impacts of 80 basis points related to foreign currency effects and 60 basis points related to our retail business, largely driven by an increase in our gross profit margin. Partially offsetting these increases in our operating margin was a 40 basis point decline related to our wholesale business, largely driven by a decrease in our gross profit margin, partially offset by a decline in SG&A expenses as a percentage of net revenues.
Asia operating margin improved by 80 basis points, primarily due to the favorable impacts of 50 basis points related to our wholesale business and 30 basis points related to our retail business, both largely driven by a decline in SG&A expenses as a percentage of net revenues, partially offset by a decrease in our gross profit margin.
Unallocated corporate expenses decreased by $9.4 million to $663.4 million in Fiscal 2019, primarily due to lower impairment of asset charges of $14.8 million and lower compensation-related expenses of $8.4 million, partially offset by higher consulting fees of $6.1 million, higher marketing and advertising expenses of $5.1 million, and higher other expenses of $2.6 million.
Unallocated restructuring and other charges increased by $22.1 million to $130.1 million in Fiscal 2019, as previously discussed above and in Note 9 to the accompanying consolidated financial statements.
Non-operating Expense, Net.    Non-operating expense, net is comprised of interest expense, interest income, and other income (expense), net, which includes foreign currency gains (losses), equity in losses from our equity-method investees, and other non-operating expenses. During Fiscal 2019, we reported non-operating income, net, of $20.7 million, as compared to non-operating expense, net, of $9.0 million in Fiscal 2018. The $29.7 million improvement was primarily driven by higher interest income of $28.5 million due to the increased balance of our investment portfolio, as well as a favorable shift to higher interest rate environments attributable to recent cash repatriations from our foreign subsidiaries.
Income Tax Provision.    The income tax provision represents federal, foreign, state and local income taxes. The income tax provision and effective tax rate in Fiscal 2019 were $151.6 million and 26.0%, respectively, as compared to $326.4 million and 66.7%, respectively, in Fiscal 2018. The $174.8 million decline in the income tax provision was primarily due to lower TCJA enactment-related charges recorded during Fiscal 2019 as compared to the prior fiscal year, partially offset by the increase in pretax income. During Fiscal 2019 and Fiscal 2018, we recorded TCJA enactment-related charges of $27.6 million and $221.4 million, respectively, which increased our effective tax rates by 470 basis points and 4,520 basis points, respectively. In addition to this 4,050 basis point improvement attributable to lower TCJA enactment-related charges recorded, the decline in our effective tax rate also reflected the net favorable impact of 20 basis points due to other factors, including a net favorable change related to compensation-related adjustments, partially offset by the tax impact of the change in geographic mix of our worldwide earnings. Our effective tax rate will change from period to period based on various factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.
Net Income.    Net income increased to $430.9 million in Fiscal 2019, from $162.8 million in Fiscal 2018. The $268.1 million increase in net income was primarily due to the decrease in our income tax provision and the increases in operating income and interest income, all as previously discussed. Net income in Fiscal 2019 and Fiscal 2018 reflected TCJA enactment-related charges of $27.6 million and $221.4 million, respectively, as previously discussed. Our operating results during Fiscal 2019 and Fiscal 2018 were also negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $163.1 million and $165.6 million, respectively, which had an after-tax effect of reducing net income by $129.0 million and $113.3 million, respectively.
Net Income per Diluted Share.    Net income per diluted share increased to $5.27 in Fiscal 2019, from $1.97 in Fiscal 2018. The $3.30 per share increase was due to the higher level of net income, as previously discussed, and lower weighted-average diluted shares outstanding during Fiscal 2019 driven by our share repurchases during the last twelve months. Net income per diluted share in Fiscal 2019 and Fiscal 2018 were negatively impacted by $0.34 per share and $2.68 per share, respectively, as a result of TCJA enactment-related charges. Net income per diluted share in Fiscal 2019 and Fiscal 2018 were also negatively impacted by $1.58 per share and $1.38 per share, respectively, as a result of restructuring-related charges, impairment of assets, and certain other charges, as previously discussed.
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
The following table summarizes the percentage change in our Fiscal 2018 consolidated comparable store sales as compared to the prior fiscal year:

% Change
Digital commerce comparable store sales	(16%)
Comparable store sales excluding digital commerce	(3%)
Total comparable store sales	(5%)
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
In addition to our stores, we sold products online in North America and Europe through our various digital commerce sites, which include www.RalphLauren.com and www.ClubMonaco.com, among others. In Asia, we sold products online through various third-party digital partner commerce sites.
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

•
a $117.0 million net decrease related to our North America retail business, inclusive of net favorable foreign currency effects of $1.2 million. On a constant currency basis, net revenues decreased by $118.2 million driven by a decline of $118.1 million in comparable store sales. The following table summarizes the percentage change in comparable store sales related to our North America retail business:

% Change
Digital commerce comparable store sales	(22%)
Comparable store sales excluding digital commerce	(3%)
Total comparable store sales	(7%)
Europe net revenues — Net revenues increased by $41.6 million, or 2.7%, during Fiscal 2018 as compared to Fiscal 2017, including net favorable foreign currency effects of $81.2 million. On a constant currency basis, net revenues decreased by $39.6 million, or 2.6%.
The $41.6 million net increase in Europe net revenues was driven by:

•
a $26.4 million net increase related to our Europe retail business, inclusive of net favorable foreign currency effects of $36.1 million. On a constant currency basis, net revenues decreased by $9.7 million driven by a decline of $51.5 million in comparable store sales, partially offset by an increase of $41.8 million in non-comparable store sales, primarily driven by new store openings. The following table summarizes the percentage change in comparable store sales related to our Europe retail business:

% Change
Digital commerce comparable store sales	(3%)
Comparable store sales excluding digital commerce	(8%)
Total comparable store sales	(7%)

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
The $51.2 million net increase in Asia net revenues was driven by:

•
a $39.7 million net increase related to our Asia retail business, inclusive of net favorable foreign currency effects of $1.3 million. On a constant currency basis, net revenues increased by $38.4 million, reflecting increases of $20.8 million in non-comparable store sales driven by new store openings and $17.6 million in comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Asia retail business:

% Change
Total comparable store sales(a)	2%

(a)	Comparable store sales for our Asia segment were comprised primarily of sales made through our stores and concession shops.

•	an $11.5 million net increase related to our Asia wholesale business, largely driven by our expansion in Japan.
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
The $75.5 million net decline in SG&A expenses was driven by:

Fiscal 2018 Compared to Fiscal 2017
(millions)
SG&A expense category:
Depreciation and amortization expense	$(26.1)
Shipping and handling costs	(18.4)
Compensation-related expenses	(16.4)
Non-income tax related expenses	(9.4)
Selling-related expenses	(8.3)
Rent and occupancy expenses	(6.9)
Marketing and advertising expenses	21.3
Other	(11.3)
Total net decline in SG&A expenses	$(75.5)
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
Restructuring and Other Charges.   During Fiscal 2018 and Fiscal 2017, we recorded restructuring charges of $79.2 million and $294.0 million, respectively, in connection with our restructuring plans, primarily consisting of severance and benefits costs, and lease termination and store closure costs. In addition, during Fiscal 2018, we recorded net other charges of $28.8 million primarily related to depreciation expense associated with our former Polo store at 711 Fifth Avenue in New York City, our customs audit, the departure of Mr. Stefan Larsson, and the reversal of reserves associated with the settlement of certain non-income tax issues. During Fiscal 2017, we recorded other charges of $24.6 million related to the anticipated settlement of certain non-income tax issues and the departure of Mr. Stefan Larsson. See Note 9 to the accompanying consolidated financial statements.
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

Income Tax Benefit (Provision).    During Fiscal 2018, we reported an income tax provision of $326.4 million and an effective tax rate of 66.7%, as compared to an income tax benefit of $5.6 million and an effective tax rate of 5.3% during Fiscal 2017. The $332.0 million increase in the income tax provision was primarily due to enactment-related charges of $221.4 million recorded during Fiscal 2018 in connection with the TCJA, which negatively impacted our effective tax rate by 4,520 basis points, as well as the increase in pretax income. The 66.7% effective tax rate for Fiscal 2018 was higher than our blended statutory tax rate of 31.5% primarily due to TCJA enactment-related charges, the adoption of Accounting Standards Update No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), and the unfavorable impact of additional income tax reserves associated with certain income tax audits, partially offset by the tax impacts of earnings in lower taxed foreign jurisdictions versus the U.S. and tax benefits associated with adjustments recorded on deferred tax assets and provision to tax return adjustments. The 5.3% effective tax rate for Fiscal 2017 was lower than the statutory tax rate of 35.0% primarily due to the tax impact of earnings in lower taxed foreign jurisdictions versus the U.S., valuation allowances and adjustments recorded on deferred tax assets, and income tax reserves largely associated with an income tax settlement and certain income tax audits, partially offset by the reversal of an income tax reserve resulting from a change in tax law that impacted an interest assessment on a prior year withholding tax.
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

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of March 30, 2019 and March 31, 2018.

	March 30, 2019	March 31, 2018	$ Change
	(millions)
Cash and cash equivalents	$584.1	$1,304.6	$(720.5)
Short-term investments	1,403.4	699.4	704.0
Non-current investments(a)	44.9	86.2	(41.3)
Short-term debt(b)	—	(10.1)	10.1
Current portion of long-term debt(b)	—	(298.1)	298.1
Long-term debt(b)	(689.1)	(288.0)	(401.1)
Net cash and investments(c)	$1,343.3	$1,494.0	$(150.7)
Equity	$3,287.2	$3,457.4	$(170.2)

(a)	Recorded within other non-current assets in our consolidated balance sheets.

(b)	See Note 11 to the accompanying consolidated financial statements for discussion of the carrying values of our debt.

(c)	"Net cash and investments" is defined as cash and cash equivalents, plus short-term and non-current investments, less total debt.
The decrease in our net cash and investments position at March 30, 2019 as compared to March 31, 2018 was primarily due to our use of cash to support Class A common stock repurchases of $502.6 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to invest in our business through $197.7 million in capital expenditures, and to make dividend payments of $190.7 million, as well as the unfavorable effect of exchange rate changes on our cash and cash equivalents of $23.9 million, partially offset by our operating cash flows of $783.8 million.
The decrease in equity was primarily attributable to our share repurchase activity and dividends declared, partially offset by our comprehensive income and the impact of stock-based compensation arrangements during Fiscal 2019.
Cash Flows
Fiscal 2019 Compared to Fiscal 2018

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	$ Change
	(millions)
Net cash provided by operating activities	$783.8	$975.1	$(191.3)
Net cash used in investing activities	(879.3)	(189.1)	(690.2)
Net cash used in financing activities	(605.7)	(197.5)	(408.2)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(27.8)	55.2	(83.0)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(729.0)	$643.7	$(1,372.7)
Net Cash Provided by Operating Activities.    Net cash provided by operating activities decreased to $783.8 million during Fiscal 2019, from $975.1 million during Fiscal 2018. The $191.3 million net decline in cash provided by operating activities was due to a net unfavorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year, partially offset by an increase in net income before non-cash charges. The net unfavorable change related to our operating assets and liabilities, including our working capital, was primarily driven by:

•	a year-over-year increase in our inventory levels largely to support revenue growth, as well as the timing of inventory receipts;

55

•
an unfavorable change related to our income tax payable, largely a result of the decrease in charges recorded in connection with the TCJA's mandatory transition tax as compared to the prior fiscal year;

•	an unfavorable change related to accrued expenses and other current liabilities largely driven by fluctuations associated with our derivative instruments; and

•	unfavorable changes related to our accounts receivable and prepaid expenses and other current assets, largely driven by the timing of cash receipts and payments, respectively.
Net Cash Used in Investing Activities.    Net cash used in investing activities was $879.3 million during Fiscal 2019, as compared to $189.1 million during Fiscal 2018. The $690.2 million net increase in cash used in investing activities was primarily driven by:

•
a $650.4 million increase in purchases of investments, less proceeds from sales and maturities of investments. During Fiscal 2019, we made net investment purchases of $673.3 million, as compared to $22.9 million during Fiscal 2018;

•
a $36.1 million increase in capital expenditures. During Fiscal 2019, we spent $197.7 million on capital expenditures, as compared to $161.6 million during Fiscal 2018. Our capital expenditures during Fiscal 2019 primarily related to new store openings, retail and department store renovations, and enhancements to our information technology systems; and

•	a $23.8 million increase in payments to settle net investment hedges.
These increases in cash used in investing activities were partially offset by cash proceeds of $20.0 million from the sale of one of our distribution centers in North America during Fiscal 2019.
In Fiscal 2020, we expect to spend approximately $300 million in capital expenditures, continuing our global store fleet expansion and renovations with demonstrated rates of return, investing in our digital ecosystem and other consumer-facing initiatives, and consolidating our corporate office footprint.
Net Cash Used in Financing Activities.    Net cash used in financing activities was $605.7 million during Fiscal 2019, as compared to $197.5 million during Fiscal 2018. The $408.2 million net increase in cash used in financing activities was primarily driven by:

•
a $485.5 million increase in cash used to repurchase shares of our Class A common stock. During Fiscal 2019, we used $470.0 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $32.6 million in shares of Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our long-term stock incentive plans. On a comparative basis, during Fiscal 2018, no shares of Class A common stock were repurchased and $17.1 million in shares of Class A common stock were surrendered or withheld for taxes; and

•
a $28.3 million increase in payments of dividends, driven by an increase to the quarterly cash dividend per share (as discussed within "Dividends" below). Dividends paid amounted to $190.7 million and $162.4 million during Fiscal 2019 and Fiscal 2018, respectively.

These increases in cash used in financing activities were partially offset by:

•
a $78.1 million increase in cash proceeds from the issuance of debt, less debt repayments. During Fiscal 2019, we received $398.1 million in proceeds from our issuance of 3.750% unsecured senior notes in August 2018, a portion of which was used to repay $300.0 million of our 2.125% unsecured senior notes that matured in September 2018. Additionally, during Fiscal 2019 we repaid approximately $10 million that had been borrowed under our credit facilities during Fiscal 2018; and

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
Net Cash Provided by Operating Activities.    Net cash provided by operating activities increased to $975.1 million during Fiscal 2018, from $952.6 million during Fiscal 2017. The $22.5 million net increase in cash provided by operating activities was due to a net favorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year, partially offset by a decline in net income before non-cash charges. The decline in net income before non-cash charges reflected a net charge of $209.3 million recorded during Fiscal 2018 in connection with the TCJA's one-time mandatory transition tax. This charge, which is expected to be paid over an eight-year period net of foreign tax credits and other federal income tax activity, did not impact our cash flows from operating activities during Fiscal 2018 as reflected in the offsetting net favorable change in our income taxes payable and deferred taxes. Excluding the impact of this enactment-related charge, the net increase related to our operating assets and liabilities, including working capital, was primarily due to:

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
During Fiscal 2019, we generated $783.8 million of net cash flows from our operations. As of March 30, 2019, we had $1.987 billion in cash, cash equivalents, and short-term investments, of which $607.4 million were held by our subsidiaries domiciled outside the U.S. We are not dependent on foreign cash to fund our domestic operations. Given recent changes to the taxation of undistributed foreign earnings in connection with the TCJA (as discussed within "Recent Developments"), during the fourth quarter of Fiscal 2018 we reevaluated our permanent reinvestment assertion and determined that undistributed foreign earnings that were subject to the TCJA's one-time mandatory transition tax were no longer considered to be permanently reinvested, effective December 31, 2017. In connection with this decision, we repatriated $252 million of cash to the U.S. from certain of our foreign subsidiaries during the fourth quarter of Fiscal 2018, and we repatriated an additional $875 million during Fiscal 2019, all of which relate to earnings previously taxed under the TCJA. The mandatory transition tax does not apply to undistributed foreign earnings generated after December 31, 2017, and therefore we intend to permanently reinvest any such earnings. However, if our plans change and we choose to repatriate post-2017 earnings to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.
The following table presents our total availability, borrowings outstanding, and remaining availability under our credit facilities and Commercial Paper Program as of March 30, 2019:

	March 30, 2019
Description(a)	Total Availability	Borrowings Outstanding		Remaining Availability
	(millions)
Global Credit Facility and Commercial Paper Program(b)	$500	$10	(c)	$490
Pan-Asia Credit Facilities	33	—		33

(a)	As defined in Note 11 to the accompanying consolidated financial statements.

(b)
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility. Accordingly, we do not expect combined borrowings outstanding under the Commercial Paper Program and the Global Credit Facility to exceed $500 million.

(c)	Represents outstanding letters of credit for which we were contingently liable under the Global Credit Facility as of March 30, 2019.
We believe that the Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of March 30, 2019, there were nine financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 20%. Borrowings under the Pan-Asia Credit Facilities are guaranteed by the parent company and are granted at the sole discretion of the participating regional branches of JPMorgan Chase (the "Banks"), subject to availability of the Banks' funds and satisfaction of certain regulatory requirements. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Global Credit Facility and the Pan-Asia Credit Facilities in the event of our election to draw funds in the foreseeable future.

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
Common Stock Repurchase Program
As of March 30, 2019, the remaining availability under our Class A common stock repurchase program was approximately $630 million, reflecting the June 4, 2018 approval by our Board of Directors to expand the program by up to an additional $1.000 billion of Class A common stock repurchases. On May 13, 2019, our Board of Directors approved a further expansion of the common stock repurchase program that allows us to repurchase up to an additional $600 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions.
See Note 15 to the accompanying consolidated financial statements for additional information relating to our Class A common stock repurchase program.
Dividends
Since 2003, we have maintained a regular quarterly cash dividend program on our common stock. On June 4, 2018, our Board of Directors approved an increase to the quarterly cash dividend on our common stock from $0.50 to $0.625 per share. On May 13, 2019, our Board of Directors approved a further increase to the quarterly cash dividend on our common stock from $0.625 to $0.6875 per share.
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
The Global Credit Facility contains a number of covenants, as described in Note 11 to the accompanying consolidated financial statements. As of March 30, 2019, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility. The Pan-Asia Credit Facilities do not contain any financial covenants.
See Note 11 to the accompanying consolidated financial statements for additional information relating to our debt and covenant compliance.

Contractual and Other Obligations
Firm Commitments
The following table summarizes certain of our aggregate contractual obligations as of March 30, 2019, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flows in future periods. We expect to fund these firm commitments with operating cash flows generated in the normal course of business and, if necessary, through availability under our credit facilities or other accessible sources of financing.

	Fiscal 2020	Fiscal 2021-2022	Fiscal 2023-2024	Fiscal 2025 and Thereafter	Total
	(millions)
Senior Notes	$—	$300.0	$—	$400.0	$700.0
Interest payments on Senior Notes	22.9	33.9	30.0	22.5	109.3
Operating leases	339.0	587.4	470.6	650.5	2,047.5
Capital leases	31.8	69.0	53.4	159.4	313.6
Inventory purchase commitments	747.8	—	—	—	747.8
Mandatory transition tax payments	14.0	28.0	40.2	78.5	160.7
Other commitments	30.0	7.3	—	—	37.3
Total	$1,185.5	$1,025.6	$594.2	$1,310.9	$4,116.2
The following is a description of our material, firmly committed obligations as of March 30, 2019:

•
Senior Notes represent the principal amount of our outstanding 2.625% Senior Notes and 3.750% Senior Notes. Amounts do not include any fair value adjustments, call premiums, unamortized debt issuance costs, or interest payments (see below);

•
Interest payments on Senior Notes represent the semi-annual contractual interest payments due on our 2.625% Senior Notes and 3.750% Senior Notes. Amounts do not include the impact of potential cash flows underlying our related swap contracts (see Note 13 to the accompanying consolidated financial statements for discussion of our swap contracts);

•
Lease obligations represent the fixed minimum rental payments due under noncancelable leases of our real estate and operating equipment. We are also normally required to pay taxes, insurance, and certain occupancy costs relating to our leased real estate properties, which are included in the table above to the extent such amounts are fixed and determinable. Approximately 68% of these lease obligations relate to our retail operations. Information has been presented separately for operating and capital leases;

•	Inventory purchase commitments represent our legally-binding agreements to purchase fixed or minimum quantities of goods at determinable prices;

•
Mandatory transition tax payments represent our tax obligation incurred in connection with the deemed repatriation of previously deferred foreign earnings pursuant to the TCJA (see Note 10 to the accompanying consolidated financial statements for discussion of the TCJA); and

•
Other commitments primarily represent our legally-binding obligations under sponsorship, licensing, and other marketing and advertising agreements; distribution-related agreements; information technology-related service agreements; and pension-related obligations.

Excluded from the above contractual obligations table is the non-current liability for unrecognized tax benefits of $78.8 million as of March 30, 2019, as we cannot make a reliable estimate of the period in which the liability will be settled, if ever. The above table also excludes the following: (i) other than capital lease obligations and mandatory transition tax payments, amounts recorded in current liabilities in our consolidated balance sheet as of March 30, 2019, which will be paid within one year; and (ii) non-current liabilities that have no cash outflows associated with them (e.g., deferred revenue), or the cash outflows associated with them are uncertain or do not represent a "purchase obligation" as the term is used herein (e.g., deferred taxes, derivative financial instruments, and other miscellaneous items).

We also have certain contractual arrangements that would require us to make payments if certain events or circumstances occur. See Note 14 to the accompanying consolidated financial statements for a description of our contingent commitments not included in the above table.
Off-Balance Sheet Arrangements
In addition to the commitments included in the above table, our other off-balance sheet firm commitments relating to our outstanding letters of credit amounted to $11.5 million as of March 30, 2019. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships with unconsolidated entities that would be expected to have a material current or future effect on our consolidated financial statements.
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
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts will fail to meet their contractual obligations. To mitigate this counterparty credit risk, we have a policy of only entering into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. Our established policies and procedures for mitigating credit risk from derivative transactions include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties, when possible, to mitigate credit risk associated with our derivative instruments. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of March 30, 2019. However, we do have in aggregate $27.6 million of derivative instruments in net asset positions with seven creditworthy financial institutions.
Foreign Currency Risk Management
We manage our exposure to changes in foreign currency exchange rates through the use of forward foreign currency exchange and cross-currency swap contracts. Refer to Note 13 to the accompanying consolidated financial statements for a summary of the notional amounts and fair values of our forward foreign currency exchange and cross-currency swap contracts outstanding as of March 30, 2019.
Forward Foreign Currency Exchange Contracts
We enter into forward foreign currency exchange contracts as hedges to reduce our risk related to exchange rate fluctuations on inventory transactions made in an entity's non-functional currency, the settlement of foreign currency-denominated balances, and the translation of certain foreign operations' net assets into U.S. Dollars. As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily to changes in the value of the Euro, the Japanese Yen, the South Korean Won, the Australian Dollar, the Canadian Dollar, the British Pound Sterling, the Swiss Franc, the Swedish Krona, the Chinese Renminbi, the New Taiwan Dollar, and the Hong Kong Dollar, we hedge a portion of our foreign currency exposures anticipated over a two-year period. In doing so, we use forward foreign currency exchange contracts that generally have maturities of two months to two years to provide continuing coverage throughout the hedging period of the respective exposure.
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

•
Settlement of Foreign Currency Balances — recognized within other income (expense), net, during the period that the hedged balance is remeasured through earnings, generally through its settlement when the related payment occurs.

We recognized in earnings net gains on forward foreign currency exchange contracts of $9.8 million during Fiscal 2019, and net losses of $8.7 million and $2.6 million during Fiscal 2018 and Fiscal 2017, respectively.
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
Sensitivity
We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our forward foreign currency exchange and cross-currency swap contracts. To perform the analysis, we assess the risk of loss in these contracts' fair values that would result from hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of March 30, 2019, a 10% appreciation or depreciation of the U.S. Dollar against the exchange rates for foreign currencies under contract would result in a net increase or decrease, respectively, in the fair value of our derivative portfolio of approximately $138 million. This hypothetical net change in fair value should ultimately be largely offset by the net change in the fair values of the underlying hedged items.
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

Sensitivity
As of March 30, 2019, notwithstanding the aforementioned 2.625% Interest Rate Swap, we had no variable-rate debt outstanding. As such, our exposure to changes in interest rates primarily relates to a change in the fair value of our fixed-rate Senior Notes. As of March 30, 2019, the fair values of our Senior Notes were $709.1 million. A 25 basis point increase or decrease in the level of interest rates would decrease or increase, respectively, the aggregate fair value of our Senior Notes by approximately $7 million. Such potential increases or decreases in the fair value of our debt would only be relevant if we were to retire all or a portion of the debt prior to its maturity, and are based on certain simplifying assumptions, including an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.
Investment Risk Management
As of March 30, 2019, we had cash and cash equivalents on-hand of $584.1 million, consisting of deposits in interest bearing accounts, investments in money market deposit accounts, and investments in time deposits and commercial paper with original maturities of 90 days or less. Our other significant investments included $1.403 billion of short-term investments, consisting of investments in time deposits and commercial paper with original maturities greater than 90 days; $42.4 million of restricted cash placed in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters and real estate leases; and $44.9 million of investments with maturities greater than one year, consisting of time deposits.
We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed further below. Our investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in our investment policy. See Note 13 to the accompanying consolidated financial statements for further detail of the composition of our investment portfolio as of March 30, 2019.
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
Sales Reserves and Uncollectible Accounts
A significant area of judgment affecting reported revenue and net income involves estimating sales reserves, which represent the portion of gross revenues not expected to be realized. In particular, revenue related to our wholesale business is reduced by estimates of returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances. Revenue related to our retail business, including digital commerce sales, is also reduced by an estimate of returns.
In determining estimates of returns, discounts, end-of-season markdowns, operational chargebacks, and cooperative advertising allowances, we analyze historical trends, actual and forecasted seasonal results, current economic and market conditions, retailer performance, and, in certain cases, contractual terms. Estimates for operational chargebacks are based on actual customer notifications of order fulfillment discrepancies and historical trends. We review and refine these estimates on a quarterly basis. Our historical estimates of these costs have not differed materially from actual results. A hypothetical 1% increase in our reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances as of March 30, 2019 would have decreased our Fiscal 2019 net revenues by approximately $2 million.
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
A hypothetical 1% increase in the level of our inventory reserves as of March 30, 2019 would have decreased our Fiscal 2019 gross profit by approximately $1 million.
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
We performed our annual goodwill impairment assessment as of the beginning of the second quarter of Fiscal 2019 using the qualitative approach discussed above, while giving consideration to our most recent quantitative goodwill impairment test (the results of which indicated that the fair values of our reporting units with allocated goodwill significantly exceeded their respective carrying values). Based on the results of the qualitative impairment assessment performed, we concluded that it is more likely than not that the fair values of these reporting units significantly exceeded their respective carrying values and there were no reporting units at risk of impairment. Additionally, no goodwill impairment charges were recorded during any of the three fiscal years presented in connection with the Company's annual goodwill impairment assessments.
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
Impairment of Other Long-Lived Assets
Property and equipment, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. In evaluating long-lived assets for recoverability, we use our best estimate of future cash flows expected to result from the use of the asset and its eventual disposition, where applicable. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than its carrying value, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value, considering external market participant assumptions. Assets to be disposed of and for which there is a committed plan of disposal (commonly referred to as assets held-for-sale) are reported at the lower of carrying value or fair value, less costs to sell.
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

During Fiscal 2019, Fiscal 2018, and Fiscal 2017, we recorded non-cash impairment charges of $21.2 million, $41.2 million, and $248.6 million, respectively, to fully write off the carrying values of certain long-lived assets based upon their assumed fair values of zero. Additionally, during Fiscal 2019, we recorded a non-cash charge of $4.6 million to reduce the carrying value of a certain asset held-for-sale to its estimated fair value, less costs to sell. See Note 8 to the accompanying consolidated financial statements for further discussion.
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
Restricted Stock and Restricted Stock Units ("RSUs")
We have granted restricted shares of our Class A common stock to our non-employee directors and grant service-based RSUs to certain of our senior executives and other employees, as well as to our non-employee directors. In addition, we grant RSUs with performance-based and market-based vesting conditions to such senior executives and other key employees.
The fair values of our restricted stock, service-based RSU, and performance-based RSU awards are measured based on the fair value of our Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue while outstanding and unvested. Related compensation expense for performance-based RSUs is recognized over the employees' requisite service period, to the extent that our attainment of performance goals (upon which vesting is dependent) is deemed probable, and involves judgment as to expectations surrounding our achievement of certain defined operating performance metrics.
The fair value of our market-based RSU awards, for which vesting is dependent upon total shareholder return ("TSR") of our Class A common stock over a three-year performance period relative to that of a pre-established peer group, is measured on the grant date based on estimated projections of our relative TSR over the performance period. These estimates are made using a Monte Carlo simulation, which models multiple stock price paths of our Class A common stock and that of the peer group to evaluate and determine our ultimate expected relative TSR performance ranking. Related compensation expense, net of estimated forfeitures, is recorded regardless of whether, and the extent to which, the market condition is ultimately satisfied. See Note 17 to the accompanying consolidated financial statements for further discussion.
Sensitivity
The assumptions used in calculating the grant date fair values of our stock-based compensation awards represent our best estimates. In addition, estimating the number of awards expected to be forfeited requires judgment. If actual results differ significantly from our estimates and assumptions, or if assumptions used to estimate the grant date fair value of future stock-based award grants are significantly changed, stock-based compensation expense and, therefore, our results of operations could be materially impacted. A hypothetical 10% change in our Fiscal 2019 stock-based compensation expense would have affected net income by approximately $8 million.
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 4 to the accompanying consolidated financial statements for a description of certain recently issued accounting standards which have impacted our consolidated financial statements, or may impact our consolidated financial statements in future reporting periods.

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
(c) Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting during the fourth quarter of Fiscal 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. However, as discussed below, we are in the process of implementing and reconfiguring certain financial reporting systems that will go live beginning in Fiscal 2020.
Financial Reporting System Implementation and Reconfiguration
In connection with our initiative to integrate and upgrade our global systems and processes, we are in the process of migrating our Asian operations to a new financial reporting information technology system, Microsoft AX Dynamics 365, which is scheduled to go live beginning in Fiscal 2020. In addition to this system implementation, we are in the process of reconfiguring the financial reporting information technology system used by our European operations, SAP, in order to utilize enhanced financial reporting functionality, effective beginning in Fiscal 2020.

As a result of these actions, we expect to experience certain changes to our processes and procedures which, in turn, will result in changes to our internal control over financial reporting. While we expect these system changes to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve. For a discussion of risks related to the implementation of new systems, see Item 1A — "Risk Factors — Our business could suffer if our computer systems and websites are disrupted or cease to operate effectively."

Item 9B.	Other Information.
Not applicable.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information relating to our directors and corporate governance will be set forth in the Company's proxy statement for its 2019 annual meeting of stockholders to be filed within 120 days after March 30, 2019 (the "Proxy Statement") and is incorporated by reference herein. Information relating to our executive officers is set forth in Item 1 of this Annual Report on Form 10-K under the caption "Information About Our Executive Officers."
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
Equity Compensation Plan Information
The following table sets forth information as of March 30, 2019 regarding compensation plans under which the Company's equity securities are authorized for issuance:

	(a)		(b)		(c)
Plan Category	Numbers of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options ($)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	3,491,022	(1)	$162.53	(2)	2,858,998	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	3,491,022		$162.53		2,858,998

(1)
Consists of 834,329 options to purchase shares of our Class A common stock and 2,656,693 restricted stock units that are payable solely in shares of Class A common stock (including 458,641 service-based restricted stock units that have fully vested but for which the underlying shares have not yet been delivered as of March 30, 2019). Does not include 10,224 outstanding restricted shares that are subject to forfeiture.

(2)	Represents the weighted-average exercise price of outstanding stock options.

(3)
All of the securities remaining available for future issuance set forth in column (c) may be in the form of options, stock appreciation rights, restricted stock, restricted stock units, performance awards, or other stock-based awards under the Company's 1997 Incentive Plan and 2010 Incentive Plan (the "Plans"). An additional 10,224 outstanding shares of restricted stock granted under the Company's Plans that remain subject to forfeiture are not reflected in column (c).

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

4.2	Second Supplemental Indenture, dated as of August 18, 2015, by and between the Company and Wells Fargo Bank, National Association (filed as Exhibit 4.2 to the Form 8-K filed August 18, 2015)
4.3	Third Supplemental Indenture, dated as of August 9, 2018, by and between Ralph Lauren Corporation and Wells Fargo Bank, National Association (filed as Exhibit 4.2 to the Form 8-K filed August 9, 2018)
10.1
Registration Rights Agreement dated as of June 9, 1997 by and among Ralph Lauren, GS Capital Partners, L.P., GS Capital Partner PRL Holding I, L.P., GS Capital Partners PRL Holding II, L.P., Stone Street Fund 1994, L.P., Stone Street 1994 Subsidiary Corp., Bridge Street Fund 1994, L.P., and the Company (filed as Exhibit 10.3 to the S-1)

10.2	Form of Indemnification Agreement between the Company and its Directors and Executive Officers (filed as Exhibit 10.26 to the S-1)
10.3	Amended and Restated Employment Agreement, effective as of April 2, 2017, between the Company and Ralph Lauren (filed as Exhibit 10.1 to the Form 8-K filed March 31, 2017)†
10.4	Employment Agreement, dated May 13, 2017, between the Company and Patrice Louvet (filed as Exhibit 10.1 to the Form 8-K filed May 17, 2017)†
10.5	Amendment No. 1 to the Employment Agreement, dated June 30, 2017, between the Company and Patrice Louvet (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended July 1, 2017)†

Exhibit Number	Description
10.6	Amended and Restated Employment Agreement, effective as of April 4, 2016, between the Company and Valérie Hermann (filed as Exhibit 10.1 to the Form 8-K filed May 4, 2016)†
10.7
Amendment No. 1 to the Amended and Restated Employment Agreement, dated as of November 9, 2016, between the Company and Valérie Hermann (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended October 1, 2016)†

10.8	Amended and Restated Employment Agreement, dated February 28, 2019, between the Company and Jane Nielsen (filed as Exhibit 10.1 to the Form 8-K filed March 1, 2019)†
10.9
Restricted Stock Unit Award Agreement, dated as of June 8, 2004, between the Company and Ralph Lauren (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 2005)†

10.10	Executive Officer Annual Incentive Plan, as amended as of August 9, 2012 (filed as Appendix B to the Company's Definitive Proxy Statement dated July 2, 2012)†
10.11	Executive Officer Annual Incentive Plan, as amended as of August 10, 2017 (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended July 1, 2017)†
10.12	1997 Long-Term Stock Incentive Plan, as Amended and Restated as of August 12, 2004 (filed as Exhibit 99.1 to the Form 8-K filed October 4, 2004)†
10.13
Amendment, as of June 30, 2006, to the 1997 Long-Term Stock Incentive Plan, as Amended and Restated as of August 12, 2004 (filed as Exhibit 10.4 to the Form 10-Q for the quarterly period ended July 1, 2006)†

10.14
Amendment No. 2, dated as of May 21, 2009, to the 1997 Long-Term Stock Incentive Plan, as Amended and Restated as of August 12, 2004 (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2009)†

10.15	Amended and Restated 2010 Long-Term Incentive Plan, amended as of August 11, 2016 (filed as Exhibit 10.4 to the Form 10-Q for the quarterly period ended July 2, 2016)†
10.16
Cliff Restricted Performance Share Unit Award Overview containing the standard terms of cliff restricted performance share unit awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2014 (the "Fiscal 2014 10-K"))†

10.17
Pro-Rata Restricted Performance Share Unit Award Overview containing the standard terms of restricted performance share unit awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.26 to the Fiscal 2014 10-K)†

10.18	Stock Option Award Overview containing the standard terms of stock option awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.27 to the Fiscal 2014 10-K)†
10.19
Cliff Restricted Performance Share Unit with TSR Modifier Award Overview containing the standard terms of cliff restricted performance share unit awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.28 to the Fiscal 2014 10-K)†

10.20
Form of Performance Share Unit Award Agreement under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2015 (the "Fiscal 2015 10-K"))†

10.21	Form of Performance-Based Restricted Stock Unit Award Agreement under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.39 to the Fiscal 2015 10-K)†
10.22	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended June 27, 2015)†
10.23
Form of Non-Employee Director Restricted Stock Award Agreement under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 2016 (the "Fiscal 2016 10-K")†

10.24
Performance Share Unit Award Overview containing the standard terms of performance share unit awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2017)†

10.25
Performance-Based Restricted Stock Unit - Award Notification containing the standard terms of performance-based restricted stock unit awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended September 30, 2017)†

10.26
Restricted Stock Unit Overview containing the standard terms of restricted stock unit awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.3 to the Form 10-Q for the quarterly period ended September 30, 2017)†

10.27	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the Form 10-Q filed on August 3, 2018)†

Exhibit Number	Description
10.28
Performance Share Unit Award Overview containing the standard terms of performance share unit awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended December 29, 2018)†

10.29
Performance-Based Restricted Stock Unit - Award Notification containing the standard terms of performance-based restricted stock unit awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended December 29, 2018)†

10.30
Restricted Stock Unit Overview containing the standard terms of restricted stock unit awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.3 to the Form 10-Q for the quarterly period December 29, 2018)†

10.31
Amended and Restated Credit Agreement, dated as of February 11, 2015, among the Company, Acqui Polo C.V., Polo Fin B.V. and Ralph Lauren Asia Pacific Limited, as the borrowers, the lenders party thereto, Bank of America, N.A., as syndication agent, Wells Fargo Bank, N.A., HSBC Bank USA, N.A. and Deutsche Bank Securities Inc., as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent (the "2015 Credit Agreement") (filed as Exhibit 10.1 to the Form 8-K filed February 18, 2015)

10.32
First Amendment to the 2015 Credit Agreement, dated as of March 22, 2016, among the Company, Acqui Polo C.V., RL Finance B.V. (formerly known as Polo Fin B.V.) and Ralph Lauren Asia Pacific Limited, as the borrowers, the lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents parties thereto (filed as Exhibit 10.39 to the Fiscal 2016 10-K)

10.33	Amended and Restated Polo Ralph Lauren Supplemental Executive Retirement Plan (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended December 31, 2005)†
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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at March 30, 2019 and March 31, 2018, (ii) the Consolidated Statements of Operations for the fiscal years ended March 30, 2019, March 31, 2018, and April 1, 2017, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended March 30, 2019, March 31, 2018, and April 1, 2017, (iv) the Consolidated Statements of Cash Flows for the fiscal years ended March 30, 2019, March 31, 2018, and April 1, 2017, (v) the Consolidated Statements of Equity for the fiscal years ended March 30, 2019, March 31, 2018, and April 1, 2017, and (vi) the Notes to the Consolidated Financial Statements.

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
Jane Hamilton Nielsen
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 16, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ RALPH LAUREN	Executive Chairman, Chief Creative Officer, and Director	May 16, 2019
Ralph Lauren

/S/ PATRICE LOUVET	President, Chief Executive Officer, and Director (Principal Executive Officer)	May 16, 2019
Patrice Louvet

/S/ JANE HAMILTON NIELSEN	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	May 16, 2019
Jane Hamilton Nielsen

/s/ DAVID LAUREN	Vice Chairman, Chief Innovation Officer, Strategic Advisor to the CEO, and Director	May 16, 2019
David Lauren

/S/ ANGELA AHRENDTS	Director	May 16, 2019
Angela Ahrendts

/S/ JOHN R. ALCHIN	Director	May 16, 2019
John R. Alchin

/S/ ARNOLD H. ARONSON	Director	May 16, 2019
Arnold H. Aronson

/S/ FRANK A. BENNACK, JR.	Director	May 16, 2019
Frank A. Bennack, Jr.

/S/ DR. JOYCE F. BROWN	Director	May 16, 2019
Dr. Joyce F. Brown

/S/ JOEL L. FLEISHMAN	Director	May 16, 2019
Joel L. Fleishman

Signature	Title	Date

/s/ MICHAEL A. GEORGE	Director	May 16, 2019
Michael A. George

/S/ HUBERT JOLY	Director	May 16, 2019
Hubert Joly

/S/ LINDA FINDLEY KOZLOWSKI	Director	May 16, 2019
Linda Findley Kozlowski

/S/ JUDITH MCHALE	Director	May 16, 2019
Judith McHale

/S/ ROBERT C. WRIGHT	Director	May 16, 2019
Robert C. Wright

RALPH LAUREN CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

Page
Consolidated Financial Statements:
Consolidated Balance Sheets		F-2
Consolidated Statements of Operations		F-3
Consolidated Statements of Comprehensive Income (Loss)		F-4
Consolidated Statements of Cash Flows		F-5
Consolidated Statements of Equity		F-6
Notes to Consolidated Financial Statements		F-7
Management's Report on Responsibility For Financial Statements		F-58
Reports of Independent Registered Public Accounting Firm		F-59
Supplementary Information:
Selected Financial Information		F-61
Quarterly Financial Information		F-63

EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101	INSTANCE DOCUMENT
EX-101	SCHEMA DOCUMENT
EX-101	CALCULATION LINKBASE DOCUMENT
EX-101	LABELS LINKBASE DOCUMENT
EX-101	PRESENTATION LINKBASE DOCUMENT
EX-101	DEFINITION LINKBASE DOCUMENT

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 30, 2019	March 31, 2018
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$584.1	$1,304.6
Short-term investments	1,403.4	699.4
Accounts receivable, net of allowances of $192.2 million and $222.2 million	398.1	421.4
Inventories	817.8	761.3
Income tax receivable	32.1	38.0
Prepaid expenses and other current assets	359.3	323.7
Total current assets	3,594.8	3,548.4
Property and equipment, net	1,039.2	1,186.3
Deferred tax assets	67.0	86.6
Goodwill	919.6	950.5
Intangible assets, net	163.7	188.0
Other non-current assets	158.5	183.5
Total assets	$5,942.8	$6,143.3
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$—	$10.1
Current portion of long-term debt	—	298.1
Accounts payable	202.3	165.6
Income tax payable	29.4	30.0
Accrued expenses and other current liabilities	968.4	1,083.4
Total current liabilities	1,200.1	1,587.2
Long-term debt	689.1	288.0
Income tax payable	146.7	124.8
Non-current liability for unrecognized tax benefits	78.8	79.2
Other non-current liabilities	540.9	606.7
Commitments and contingencies (Note 14)
Total liabilities	2,655.6	2,685.9
Equity:
Class A common stock, par value $.01 per share; 102.9 million and 102.0 million shares issued; 52.2 million and 55.4 million shares outstanding	1.0	1.0
Class B common stock, par value $.01 per share; 25.9 million shares issued and outstanding	0.3	0.3
Additional paid-in-capital	2,493.8	2,383.4
Retained earnings	5,979.1	5,752.2
Treasury stock, Class A, at cost; 50.7 million and 46.6 million shares	(5,083.6)	(4,581.0)
Accumulated other comprehensive loss	(103.4)	(98.5)
Total equity	3,287.2	3,457.4
Total liabilities and equity	$5,942.8	$6,143.3
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017
	(millions, except per share data)
Net revenues	$6,313.0	$6,182.3	$6,652.8
Cost of goods sold	(2,427.0)	(2,430.6)	(3,001.7)
Gross profit	3,886.0	3,751.7	3,651.1
Selling, general, and administrative expenses	(3,168.3)	(3,095.5)	(3,171.0)
Impairment of assets	(25.8)	(50.0)	(253.8)
Restructuring and other charges	(130.1)	(108.0)	(318.6)
Total other operating expenses, net	(3,324.2)	(3,253.5)	(3,743.4)
Operating income (loss)	561.8	498.2	(92.3)
Interest expense	(20.7)	(18.2)	(12.4)
Interest income	40.8	12.3	7.3
Other income (expense), net	0.6	(3.1)	(7.5)
Income (loss) before income taxes	582.5	489.2	(104.9)
Income tax benefit (provision)	(151.6)	(326.4)	5.6
Net income (loss)	$430.9	$162.8	$(99.3)

Net income (loss) per common share:
Basic	$5.35	$1.99	$(1.20)
Diluted	$5.27	$1.97	$(1.20)
Weighted-average common shares outstanding:
Basic	80.6	81.7	82.7
Diluted	81.7	82.5	82.7
Dividends declared per share	$2.50	$2.00	$2.00
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017
	(millions)
Net income (loss)	$430.9	$162.8	$(99.3)
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	(39.2)	126.9	(48.6)
Net gains (losses) on cash flow hedges	36.2	(30.6)	26.6
Net gains (losses) on defined benefit plans	(1.9)	3.6	5.1
Other comprehensive income (loss), net of tax	(4.9)	99.9	(16.9)
Total comprehensive income (loss)	$426.0	$262.7	$(116.2)
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017
	(millions)
Cash flows from operating activities:
Net income (loss)	$430.9	$162.8	$(99.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	281.3	295.2	307.5
Deferred income tax expense (benefit)	8.5	84.1	(38.9)
Loss on sale of property	11.6	—	—
Non-cash stock-based compensation expense	88.6	74.5	63.6
Non-cash impairment of assets	25.8	50.0	253.8
Non-cash restructuring-related inventory charges	7.2	7.6	197.9
Other non-cash charges	6.9	11.9	34.4
Changes in operating assets and liabilities:
Accounts receivable	10.1	34.5	54.1
Inventories	(90.8)	57.8	120.4
Prepaid expenses and other current assets	(40.5)	(15.1)	(27.8)
Accounts payable and accrued liabilities	(4.7)	64.6	112.9
Income tax receivables and payables	29.7	165.1	(34.0)
Deferred income	(16.5)	1.4	(20.7)
Other balance sheet changes	35.7	(19.3)	28.7
Net cash provided by operating activities	783.8	975.1	952.6
Cash flows from investing activities:
Capital expenditures	(197.7)	(161.6)	(284.0)
Purchases of investments	(3,030.8)	(1,605.6)	(860.4)
Proceeds from sales and maturities of investments	2,357.5	1,582.7	942.4
Acquisitions and ventures	(4.5)	(4.6)	(6.1)
Proceeds from sale of property	20.0	—	—
Settlement of net investment hedges	(23.8)	—	—
Net cash used in investing activities	(879.3)	(189.1)	(208.1)
Cash flows from financing activities:
Proceeds from the issuance of short-term debt	—	10.1	3,735.2
Repayments of short-term debt	(9.9)	—	(3,851.3)
Proceeds from the issuance of long-term debt	398.1	—	—
Repayments of long-term debt	(300.0)	—	—
Payments of capital lease obligations	(19.6)	(28.2)	(27.3)
Payments of dividends	(190.7)	(162.4)	(164.8)
Repurchases of common stock, including shares surrendered for tax withholdings	(502.6)	(17.1)	(215.2)
Proceeds from exercise of stock options	21.8	0.1	5.0
Other financing activities	(2.8)	—	—
Net cash used in financing activities	(605.7)	(197.5)	(518.4)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(27.8)	55.2	(16.4)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(729.0)	643.7	209.7
Cash, cash equivalents, and restricted cash at beginning of period	1,355.5	711.8	502.1
Cash, cash equivalents, and restricted cash at end of period	$626.5	$1,355.5	$711.8
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

			Additional		Treasury Stock
	Common Stock(a)		Paid-in	Retained	at Cost			Total
	Shares	Amount	Capital	Earnings	Shares	Amount	AOCI(b)	Equity
	(millions)
Balance at April 2, 2016	126.9	$1.2	$2,257.5	$6,015.0	44.0	$(4,348.7)	$(181.5)	$3,743.5
Comprehensive loss:
Net loss				(99.3)
Other comprehensive loss							(16.9)
Total comprehensive loss								(116.2)
Dividends declared				(163.8)				(163.8)
Repurchases of common stock					2.4	(215.2)		(215.2)
Stock-based compensation			63.6					63.6
Shares issued and tax benefits recognized pursuant to stock-based compensation plans(c)	0.5	—	(12.3)					(12.3)
Balance at April 1, 2017	127.4	$1.2	$2,308.8	$5,751.9	46.4	$(4,563.9)	$(198.4)	$3,299.6
Comprehensive income:
Net income				162.8
Other comprehensive income							99.9
Total comprehensive income								262.7
Dividends declared				(162.5)				(162.5)
Repurchases of common stock					0.2	(17.1)		(17.1)
Stock-based compensation			74.5					74.5
Shares issued pursuant to stock-based compensation plans(c)	0.5	0.1	0.1					0.2
Balance at March 31, 2018	127.9	$1.3	$2,383.4	$5,752.2	46.6	$(4,581.0)	$(98.5)	$3,457.4
Comprehensive income:
Net income				430.9
Other comprehensive income							(4.9)
Total comprehensive income								426.0
Dividends declared				(198.9)				(198.9)
Repurchases of common stock					4.1	(502.6)		(502.6)
Stock-based compensation			88.6					88.6
Shares issued pursuant to stock-based compensation plans(c)	0.9	—	21.8					21.8
Cumulative adjustment from adoption of new accounting standards (see Note 4)				(5.1)				(5.1)
Balance at March 30, 2019	128.8	$1.3	$2,493.8	$5,979.1	50.7	$(5,083.6)	$(103.4)	$3,287.2

(a)	Includes Class A and Class B common stock.

(b)	Accumulated other comprehensive income (loss).

(c)
Includes an excess tax shortfall relating to stock-based compensation plans of $17.3 million in Fiscal 2017. In Fiscal 2018, the Company adopted ASU 2016-09 (as defined in Note 10), which requires such excess tax benefits and shortfalls be reflected prospectively as income tax benefit (provision) in the consolidated statements of operations.

See accompanying notes.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business
Ralph Lauren Corporation ("RLC") is a global leader in the design, marketing, and distribution of premium lifestyle products, including apparel, footwear, accessories, home furnishings, and other licensed product categories. RLC's long-standing reputation and distinctive image have been developed across an expanding number of products, brands, sales channels, and international markets. RLC's brand names include Ralph Lauren, Ralph Lauren Collection, Ralph Lauren Purple Label, Polo Ralph Lauren, Double RL, Lauren Ralph Lauren, Polo Ralph Lauren Children, Chaps, and Club Monaco, among others. RLC and its subsidiaries are collectively referred to herein as the "Company," "we," "us," "our," and "ourselves," unless the context indicates otherwise.
The Company diversifies its business by geography (North America, Europe, and Asia, among other regions) and channel of distribution (wholesale, retail, and licensing). This allows the Company to maintain a dynamic balance as its operating results do not depend solely on the performance of any single geographic area or channel of distribution. The Company's wholesale sales are made principally to major department stores and specialty stores around the world, as well as to certain third party-owned stores to which the Company has licensed the right to operate in defined geographic territories using its trademarks. The Company also sells directly to consumers through its integrated retail channel, which includes its retail stores, concession-based shop-within-shops, and digital commerce operations around the world. In addition, the Company licenses to third parties for specified periods the right to access its various trademarks in connection with the licensees' manufacture and sale of designated products, such as certain apparel, eyewear, fragrances, and home furnishings.
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
Fiscal Year
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2019 ended on March 30, 2019 and was a 52-week period ("Fiscal 2019"); fiscal year 2018 ended on March 31, 2018 and was a 52-week period ("Fiscal 2018"); fiscal year 2017 ended on April 1, 2017 and was a 52-week period ("Fiscal 2017"); and fiscal year 2020 will end on March 28, 2020 and will be a 52-week period ("Fiscal 2020").
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
Revenue from the Company's licensing arrangements is recognized over time during the period that licensees are provided access to the Company's trademarks (i.e., symbolic intellectual property) and benefit from such access through their sales of licensed products. These arrangements require licensees to pay a sales-based royalty, which for certain arrangements may be subject to a contractually-guaranteed minimum royalty amount. Payments are generally due quarterly and, depending on time of receipt, may be recorded as a liability until recognized as revenue. The Company recognizes revenue for its sales-based royalty arrangements (including those for which the royalty exceeds any contractually-guaranteed minimum royalty amount) as licensed products are sold by the licensee. If a sales-based royalty is not ultimately expected to exceed a contractually-guaranteed minimum royalty amount, the minimum is recognized as revenue ratably over the contractual period. This sales-based output measure of progress and pattern of recognition best represents the value transferred to the licensee over the term of the arrangement, as well as the consideration that the Company is entitled to receive in exchange for providing access to its trademarks. As of March 30, 2019, contractually-guaranteed minimum royalty amounts expected to be recognized as revenue during future periods were as follows:

Contractually-Guaranteed Minimum Royalties(a)
(millions)
Fiscal 2020	$93.5
Fiscal 2021	86.1
Fiscal 2022	47.7
Fiscal 2023 and thereafter	30.0
Total	$257.3

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)	Amounts presented do not contemplate anticipated contract renewals or royalties earned in excess of the contractually guaranteed minimums.

See Note 4 for discussion of the Company's adoption of the new revenue recognition accounting standard as of the beginning of the first quarter of Fiscal 2019 and the resulting impact to its consolidated financial statements.
Disaggregated Net Revenues
The following tables disaggregate the Company's net revenues into categories that depict how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors for the fiscal periods presented:

	Fiscal Year Ended
	March 30, 2019
	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Wholesale	$1,514.4	$778.8	$71.1	$28.2	$2,392.5
Retail	1,688.5	881.1	969.9	208.3	3,747.8
Licensing	—	—	—	172.7	172.7
Total	$3,202.9	$1,659.9	$1,041.0	$409.2	$6,313.0

	Fiscal Year Ended
	March 31, 2018
	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Wholesale	$1,571.4	$727.1	$59.6	$31.1	$2,389.2
Retail	1,659.6	857.9	874.1	224.8	3,616.4
Licensing	—	—	—	176.7	176.7
Total	$3,231.0	$1,585.0	$933.7	$432.6	$6,182.3

	Fiscal Year Ended
	April 1, 2017
	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Wholesale	$2,006.5	$712.0	$48.0	$25.8	$2,792.3
Retail	1,776.5	831.4	834.5	234.4	3,676.8
Licensing	—	—	—	183.7	183.7
Total	$3,783.0	$1,543.4	$882.5	$443.9	$6,652.8

(a)	Net revenues from the Company's wholesale and retail businesses are recognized at a point in time. Net revenues from the Company's licensing business are recognized over time.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Income
Deferred income represents cash payments received in advance of the Company's transfer of control of products or services to its customers and is generally comprised of unredeemed gift cards, net of breakage, and advance royalty payments from licensees. The Company's deferred income balances were $14.8 million and $31.7 million as of March 30, 2019 and March 31, 2018, respectively, and were primarily recorded within accrued expenses and other current liabilities within the consolidated balance sheets. During Fiscal 2019, the Company recognized $18.4 million of net revenues from amounts recorded as deferred income as of March 31, 2018. The change in deferred income during Fiscal 2019 also reflected a reduction of $6.1 million related to the Company's initial adoption of the new revenue recognition accounting standard (see Note 4). The majority of the deferred income balance as of March 30, 2019 is expected to be recognized as revenue within the next twelve months.
Cost of Goods Sold and Selling Expenses
Cost of goods sold includes the expenses incurred to acquire and produce inventory for sale, including product costs, freight-in, and import costs, as well as changes in reserves for shrinkage and inventory realizability. Gains and losses associated with forward foreign currency exchange contracts that are designated as qualifying cash flow hedges of inventory transactions are also recognized within cost of goods sold when the hedged inventory is sold. The costs of selling merchandise, including those associated with preparing merchandise for sale, such as picking, packing, warehousing, and order charges ("handling costs"), are included in selling, general, and administrative ("SG&A") expenses in the consolidated statements of operations.
Shipping and Handling Costs
The costs associated with shipping goods to customers are accounted for as fulfillment activities and reflected as a component of SG&A expenses in the consolidated statements of operations. Shipping and handling costs (described above) billed to customers are included in revenue. A summary of shipping and handling costs is as follows:

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017
	(millions)
Shipping costs	$49.1	$39.1	$42.8
Handling costs	153.1	155.4	170.1
Advertising and Marketing Costs
Advertising costs, including the costs to produce advertising, are expensed when the advertisement is first exhibited. Advertising costs paid to wholesale customers under cooperative advertising programs are not included in advertising costs, but rather are reflected as a reduction of revenue since generally the benefits are not sufficiently separable from the purchases of the Company's products by customers. Costs associated with the marketing and promotion of the Company's products are included within SG&A expenses.
Advertising and marketing expenses amounted to $272.8 million, $241.1 million, and $219.9 million in Fiscal 2019, Fiscal 2018, and Fiscal 2017, respectively. Deferred advertising, marketing, and promotional costs, which principally relate to advertisements that have not yet been exhibited or services that have not yet been received, were $9.6 million and $6.8 million at the end of Fiscal 2019 and Fiscal 2018, respectively, and were recorded within prepaid expenses and other current assets in the Company's consolidated balance sheets.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also recognizes gains and losses on both third-party and intercompany transactions that are denominated in a currency other than the respective entity's functional currency. Such foreign currency transaction gains and losses are recognized in earnings within other income (expense), net, in the consolidated statements of operations, inclusive of the effects of any related hedging activities, and reflected net losses of $2.8 million in Fiscal 2019 and net gains of $4.5 million and $1.1 million in Fiscal 2018 and Fiscal 2017, respectively.
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
The weighted-average number of common shares outstanding used to calculate basic net income (loss) per common share is reconciled to shares used to calculate diluted net income (loss) per common share as follows:

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017
	(millions)
Basic shares	80.6	81.7	82.7
Dilutive effect of stock options and RSUs	1.1	0.8	—	(a)
Diluted shares	81.7	82.5	82.7

(a)
Incremental shares of 0.7 million attributable to outstanding stock options and RSUs were excluded from the computation of diluted shares for Fiscal 2017, as such shares would not be dilutive as a result of the net loss incurred.

All earnings per share amounts have been calculated using unrounded numbers. Options to purchase shares of the Company's Class A common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income (loss) per common share. In addition, the Company has outstanding performance-based and market-based RSUs, which are included in the computation of diluted shares only to the extent that the underlying performance or market conditions (i) have been satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. As of the end of Fiscal 2019, Fiscal 2018, and Fiscal 2017, there were 1.4 million, 2.0 million, and 2.2 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based RSUs, that were excluded from the diluted shares calculations.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation
The Company recognizes expense for all stock-based compensation awards granted to employees and non-employee directors based on the grant date fair value of the awards over the requisite service period, adjusted for forfeitures which are estimated based on an analysis of historical experience and expected future trends. The Company uses the Black-Scholes valuation model to estimate the grant date fair value of any stock option awards. The grant date fair value of the Company's market-based RSU awards, for which vesting is dependent upon total shareholder return ("TSR") of its Class A common stock over a three-year performance period relative to that of a pre-established peer group, is estimated using a Monte Carlo simulation model. The grant date fair values of restricted stock awards, service-based RSUs, and performance-based RSUs are determined based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue while outstanding and unvested. Compensation expense for all performance-based RSUs is recognized over the requisite service period when attainment of the performance goal is deemed probable, net of estimated forfeitures. Compensation expense for market-based RSUs, net of estimated forfeitures, is recognized over the requisite service period regardless of whether, and the extent to which, the market condition is ultimately satisfied. The Company recognizes compensation expense on an accelerated basis for all awards with graded vesting terms, including stock options, restricted stock, and certain RSUs. For RSU awards with cliff vesting terms, compensation expense is recognized on a straight-line basis. For certain RSU awards granted to retirement-eligible employees, or employees who will become retirement-eligible prior to the end of the awards' respective stated vesting periods, the related stock-based compensation expense is recognized on an accelerated basis over a term commensurate with the period that the employee is required to provide service in order to vest in the award. See Note 17 for further discussion of the Company's stock-based compensation plans.
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid investments with original maturities of 90 days or less, including investments in time deposits and debt securities. Investments in debt securities are diversified among high-credit quality securities in accordance with the Company's risk-management policies.
Restricted Cash
The Company is periodically required to place cash in escrow with various banks as collateral, primarily to secure guarantees of corresponding amounts made by the banks to international tax authorities on behalf of the Company, such as to secure refunds of value-added tax payments in certain international tax jurisdictions or in the case of certain international tax audits, as well as to secure guarantees related to certain real estate leases. Such cash is classified as restricted cash and reported as a component of either prepaid expenses and other current assets or other non-current assets in the Company's consolidated balance sheets.
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
The Company classifies all of its investments at the time of purchase as available-for-sale. These investments are recorded at fair value with unrealized gains or losses classified as a component of AOCI in the consolidated balance sheets, and related realized gains or losses classified as a component of other income (expense), net, in the consolidated statements of operations. Cash inflows and outflows related to the sale and purchase of investments are classified as investing activities in the Company's consolidated statements of cash flows.
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
Equity in gains and losses of equity-method investees are recognized in earnings within other income (expense), net, in the Company's consolidated statements of operations, and reflected net gains of $2.9 million in Fiscal 2019 and net losses of $4.5 million and $5.2 million in Fiscal 2018 and Fiscal 2017, respectively.
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
A rollforward of the activity in the Company's reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented below:

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017
	(millions)
Beginning reserve balance	$202.5	$202.8	$239.7
Amount charged against revenue to increase reserve	543.8	585.0	666.6
Amount credited against customer accounts to decrease reserve	(563.0)	(596.6)	(698.8)
Foreign currency translation	(6.8)	11.3	(4.7)
Ending reserve balance	$176.5	$202.5	$202.8
An allowance for doubtful accounts is determined through an analysis of accounts receivable aging, assessments of collectability based on an evaluation of historical and anticipated trends, the financial condition of the Company's customers, and an evaluation of the impact of economic conditions, among other factors.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A rollforward of the activity in the Company's allowance for doubtful accounts is presented below:

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017
	(millions)
Beginning reserve balance	$19.7	$11.6	$14.5
Amount recorded to expense to increase reserve(a)	0.4	10.2	6.2
Amount written-off against customer accounts to decrease reserve	(3.5)	(3.2)	(8.5)
Foreign currency translation	(0.9)	1.1	(0.6)
Ending reserve balance	$15.7	$19.7	$11.6

(a)	Amounts recorded to bad debt expense are included within SG&A expenses in the consolidated statements of operations.
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department and specialty stores around the world, and extends credit based on an evaluation of each customer's financial capacity and condition, usually without requiring collateral. In the Company's wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2019, the Company's sales to its largest wholesale customer, Macy's, Inc. ("Macy's"), accounted for approximately 8% of total net revenues. Further, during Fiscal 2019, sales to the Company's three largest wholesale customers, including Macy's, accounted for approximately 19% of total net revenues. Substantially all of the Company's sales to its three largest wholesale customers related to its North America segment. As of March 30, 2019, these three key wholesale customers constituted approximately 33% of total gross accounts receivable.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Leases
The Company leases certain facilities and equipment, including the vast majority of its retail stores. Certain of the Company's lease agreements contain renewal options, rent escalation clauses, and/or landlord incentives. Renewal terms generally reflect market rates at the time of renewal. Rent expense for noncancelable operating leases with scheduled rent increases and/or landlord incentives is recognized on a straight-line basis over the lease term, including any applicable rent holidays, beginning on the earlier of the lease commencement date or the date the Company takes control of the leased space. The excess of straight-line rent expense over the scheduled payment amounts and landlord incentives is recorded as a deferred rent obligation. As of the end of Fiscal 2019 and Fiscal 2018, deferred rent obligations of $242.4 million and $249.5 million, respectively, were classified primarily within other non-current liabilities in the Company's consolidated balance sheets.
Assets under capital leases are recorded within property and equipment, net in the consolidated balance sheets based on their nature and are depreciated over the lease term, with the related minimum lease payments allocated between a reduction of the lease liability and the recognition of interest expense.
In certain lease arrangements, the Company is involved with the construction of the building or leasehold improvements (generally on property owned by the landlord). If the Company concludes that it has substantively all of the risks of ownership during construction of a leased property and therefore is deemed the owner of the project for accounting purposes, it records an asset and related financing obligation in the amount of the total project costs related to construction-in-progress and the fair value of the pre-existing property. Once construction is complete, the Company considers the requirements for sale-leaseback treatment, including the transfer back of all risks of ownership and whether it has any continuing involvement with the leased property. If the arrangement does not qualify for sale-leaseback treatment, the Company continues to amortize the financing obligation and depreciate the building over the lease term.
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
Each derivative instrument that qualifies for hedge accounting is expected to be highly effective in reducing and offsetting the risk associated with the related exposure being hedged. For each derivative instrument that is designated as a hedge, the Company formally documents the related risk management objective and strategy, including identification of the hedging instrument, the hedged item, and the risk exposure, as well as how hedge effectiveness will be assessed over the instrument's term. To assess hedge effectiveness at the inception of a hedging relationship, the Company generally uses regression analysis, a statistical method, to compare changes in the fair value of the derivative instrument to changes in the fair value or cash flows of the related hedged item. The extent to which a hedging instrument has been and is expected to remain highly effective in achieving offsetting changes in fair value or cash flows is assessed by the Company on at least a quarterly basis.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Flow Hedges
The Company uses forward foreign currency exchange contracts to reduce its risk related to exchange rate fluctuations on inventory transactions made in an entity's non-functional currency and the settlement of foreign currency-denominated balances. To the extent forward foreign currency exchange contracts are designated as qualifying cash flow hedges, the related gains or losses are initially deferred in equity as a component of AOCI and are subsequently recognized in the consolidated statements of operations as follows:

•	Forecasted Inventory Transactions — recognized as part of the cost of the inventory being hedged within cost of goods sold when the related inventory is sold to a third party.

•
Settlement of Foreign Currency Balances — recognized within other income (expense), net, during the period that the hedged balance is remeasured through earnings, generally through its settlement when the related payment occurs.

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
Implementation Costs in Cloud Computing Arrangements
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" ("ASU 2018-15"). ASU 2018-15 addresses diversity in practice surrounding the accounting for costs incurred to implement a cloud computing hosting arrangement that is a service contract by establishing a model for capitalizing or expensing such costs, depending on their nature and the stage of the implementation project during which they are incurred. Any capitalized costs are to be amortized over the reasonably certain term of the hosting arrangement and presented in the same line as the service arrangement's fees within the statement of operations. ASU 2018-15 also requires enhanced qualitative and quantitative disclosures surrounding hosting arrangements that are service contracts. ASU 2018-15 is effective for the Company beginning in its fiscal year ending March 27, 2021 ("Fiscal 2021"), with early adoption permitted, and may be adopted on either a retrospective or prospective basis. Although the impact of adopting ASU 2018-15 will depend on the Company's cloud computing arrangements in place at that time, other than the new disclosure requirements, the Company does not currently expect that it will have a material impact on its consolidated financial statements.
Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued ASU No. 2017-12, "Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"). ASU 2017-12 amends existing hedge accounting guidance by better aligning an entity's financial reporting with its risk management activities and by simplifying its application. Among its provisions, ASU 2017-12 eliminates the requirement to separately measure and report ineffectiveness for instruments that qualify for hedge accounting and generally requires that the entire change in fair value of such instruments ultimately be presented in the same income statement line as the respective hedged item. Additionally, the updated guidance reduces the overall complexity of the hedge accounting model, including easing documentation and effectiveness assessment requirements and modifying the treatment of components excluded from the assessment of hedge effectiveness. The new guidance also broadens the scope of risks eligible to qualify for hedge accounting and enhances the understandability of hedge results through amended disclosure requirements. ASU 2017-12 is to be applied using a modified retrospective transition approach, except for the amended presentation and disclosure requirements, which are to be applied prospectively.
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
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). ASU 2016-13, which was further updated and clarified by the FASB through issuance of additional related ASUs, amends the guidance surrounding measurement and recognition of credit losses on financial assets measured at amortized cost, including trade receivables and debt securities, by requiring recognition of an allowance for credit losses expected to be incurred over an asset's lifetime based on relevant information about past events, current conditions, and supportable forecasts impacting its ultimate collectibility. This "expected loss" model will result in earlier recognition of credit losses than the current "as incurred" model, under which losses are recognized only upon an occurrence of an event that gives rise to the incurrence of a probable loss. ASU 2016-13 is effective for the Company beginning in its Fiscal 2021, with early adoption permitted, and is to be adopted on a modified retrospective basis. The Company is currently evaluating the impact that ASU 2016-13 will have on its consolidated financial statements.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Leases
In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"). ASU 2016-02 requires that a lessee's rights and fixed payment obligations under most leases be recognized as right-of-use ("ROU") assets and lease liabilities on the consolidated balance sheet. ASU 2016-02 retains a dual model for classifying leases as either finance or operating, which governs the pattern of expense recognition to be reflected in the consolidated statement of operations. Variable lease payments based on performance, such as percentage-of-sales-based payments, will not be included in the measurement of ROU assets and lease liabilities. Rather, consistent with current practice, such amounts will be recognized as an expense in the period incurred. After its original issuance, the FASB issued several additional related ASUs to address implementation concerns and further amend and clarify certain guidance within ASU 2016-02.
The Company will adopt ASU 2016-02 in the first quarter of its fiscal year ending March 28, 2020 ("Fiscal 2020") using a modified retrospective approach under which the cumulative effect of initially applying the standard will be recognized as an adjustment to its opening Fiscal 2020 retained earnings, with no restatement of prior year amounts. In connection therewith, the Company will apply an optional package of practical expedients intended to ease transition to the standard for existing leases by, among its provisions, allowing the Company to carry forward its original lease classification conclusions without reassessment. The Company also intends to elect application of the practical expedient to not separate non-lease components from lease components for purposes of measuring its lease-related balances.
Based on assessment efforts to date, the Company estimates that the adoption of ASU 2016-02 will result in initial increases in its long-term assets and liabilities of approximately $1.6 billion to $1.8 billion relating to its existing lease commitments that will become subject to balance sheet recognition. These balances will fluctuate over time as the Company's lease portfolio changes as a result of ongoing lease-related activity. The standard also requires enhanced quantitative and qualitative lease-related disclosures. Recognition of lease expense in the consolidated statement of operations will not significantly change (see Note 3).
In connection with the adoption of ASU 2016-02, the Company has assessed the transition impact related to a certain real estate lease for which it has been deemed the owner of the related leased asset for accounting purposes under existing accounting guidance (commonly referred to as a "build-to-suit" lease arrangement), but no longer actively uses the related space. Although the Company no longer generates revenue or any other cash flows through its rights underlying the leased asset, it has not been considered impaired under existing accounting guidance as the asset's fair value from an ownership perspective (and not from the perspective of a sublessor) exceeds its carrying value. However, in accordance with and upon transitioning to ASU 2016-02, the Company will derecognize the remaining lease asset and liability balances that had been recognized solely as a result of the arrangement's build-to-suit designation, as the related construction activities that gave rise to such designation have since ended, and will establish a ROU asset and related lease liability measured based on its remaining fixed payment obligations. The initial ROU asset will then be assessed for impairment based on the aggregate estimated cash flows that could be generated by transferring the lease to a market participant sublessee for the remainder of its term, which are expected to be materially lower than the aggregate remaining minimum lease payments underlying the ROU asset. Accordingly, the Company expects to impair the initial ROU asset by approximately $170 million to $190 million to its estimated fair value, which will be recorded as a reduction to its opening retained earnings balance upon adoption, net of related income tax effects.
The Company also anticipates recording other initial ROU asset impairment adjustments of approximately $20 million to $30 million upon adoption of ASU 2016-02 related to certain underperforming retail locations for which the fair value of the respective store's lease is lower than the carrying value of the related initial ROU asset. These impairments will be recorded as an adjustment to reduce the Company's opening retained earnings balance, net of related income tax effects. Leasehold improvements related to these underperforming retail locations were fully impaired prior to the adoption of ASU 2016-02, as their carrying values were determined not to be recoverable.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company's adoption of ASU 2014-09 did have an impact on its accounting for certain ancillary items. Specifically, certain costs associated with the marketing of merchandise to wholesale customers for a particular selling season are now expensed as incurred, rather than deferred and expensed over the course of the season. Additionally, revenue related to gift card breakage is now recognized in proportion to the pattern of actual customer redemptions, rather than when the likelihood of redemption becomes remote. As a result of applying these changes and in order to transition to ASU 2014-09, the Company reduced (i) prepaid expenses and other current assets by $12.1 million related to certain previously deferred wholesale marketing costs and (ii) accrued expenses and other current liabilities by $6.1 million related to outstanding gift cards, which together resulted in a net cumulative adjustment to reduce its opening retained earnings balance by $5.2 million, net of tax, as of the beginning of the first quarter of Fiscal 2019. In addition to these changes, inventory amounts associated with estimated sales returns, which were $18.4 million as of March 30, 2019, are now presented within prepaid expenses and other current assets in the consolidated balance sheet, rather than within inventories. Other than these changes, the Company's adoption of ASU 2014-09 did not have a material impact on its consolidated balance sheet as of March 30, 2019 or its consolidated statements of operations, comprehensive income (loss), and cash flows during Fiscal 2019. Prior periods have not been restated and continue to be reported under the accounting standards in effect during those periods.
See Note 3 for a detailed discussion of the Company's revenue recognition accounting policy.

5.	Property and Equipment
Property and equipment, net consists of the following:

	March 30, 2019	March 31, 2018
	(millions)
Land and improvements	$15.3	$16.8
Buildings and improvements	387.8	458.1
Furniture and fixtures	626.4	647.2
Machinery and equipment	350.4	393.8
Capitalized software	534.0	523.1
Leasehold improvements	1,169.4	1,147.1
Construction in progress	58.7	41.5
	3,142.0	3,227.6
Less: accumulated depreciation	(2,102.8)	(2,041.3)
Property and equipment, net	$1,039.2	$1,186.3
Depreciation expense was $257.8 million, $271.2 million, and $283.4 million during Fiscal 2019, Fiscal 2018, and Fiscal 2017, respectively, and is recorded primarily within SG&A expenses in the consolidated statements of operations.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Goodwill and Other Intangible Assets
Goodwill
The following table details the changes in goodwill for each of the Company's segments during Fiscal 2019 and Fiscal 2018:

	North America	Europe	Asia	Other Non-reportable Segments(a)	Total(a)
	(millions)
Balance at April 1, 2017	$421.8	$275.9	$74.9	$132.0	$904.6
Foreign currency translation	—	42.0	3.9	—	45.9
Balance at March 31, 2018	421.8	317.9	78.8	132.0	950.5
Foreign currency translation	—	(27.9)	(3.0)	—	(30.9)
Balance at March 30, 2019	$421.8	$290.0	$75.8	$132.0	$919.6

(a)	The goodwill balance for each period presented is net of accumulated impairment charges of $5.2 million related to the Company's other non-reportable segments.
Based on the results of the Company's goodwill impairment testing, the Company recorded an impairment charge of $5.2 million during Fiscal 2017 to fully write off the carrying value of reallocated goodwill related to one of its reporting units. No goodwill impairment charges were recorded during Fiscal 2019 or Fiscal 2018. See Note 12 for further discussion of the Company's goodwill impairment testing.
Other Intangible Assets
Other intangible assets consist of the following:

	March 30, 2019			March 31, 2018
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Re-acquired licensed trademarks	$231.3	$(146.8)	$84.5	$232.7	$(140.0)	$92.7
Customer relationships	253.2	(184.0)	69.2	256.5	(171.4)	85.1
Other	10.1	(7.4)	2.7	10.1	(7.2)	2.9
Total intangible assets subject to amortization	494.6	(338.2)	156.4	499.3	(318.6)	180.7
Intangible assets not subject to amortization:
Trademarks and brands	7.3	N/A	7.3	7.3	N/A	7.3
Total intangible assets	$501.9	$(338.2)	$163.7	$506.6	$(318.6)	$188.0

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization Expense
Amortization expense was $23.5 million, $24.0 million, and $24.1 million during Fiscal 2019, Fiscal 2018, and Fiscal 2017, respectively, and is recorded within SG&A expenses in the consolidated statements of operations.
Based on the balance of the Company's finite-lived intangible assets subject to amortization as of March 30, 2019, the expected amortization expense for each of the next five fiscal years and thereafter is as follows:

Amortization Expense
(millions)
Fiscal 2020	$22.7
Fiscal 2021	19.8
Fiscal 2022	17.9
Fiscal 2023	14.4
Fiscal 2024	13.2
Fiscal 2025 and thereafter	68.4
Total	$156.4
The expected future amortization expense above reflects weighted-average estimated remaining useful lives of 10.8 years for re-acquired licensed trademarks, 8.0 years for customer relationships, and 9.7 years for the Company's finite-lived intangible assets in total.

7.	Other Assets and Liabilities
Prepaid expenses and other current assets consist of the following:

	March 30, 2019	March 31, 2018
	(millions)
Other taxes receivable	$137.9	$171.4
Prepaid rent expense	38.0	37.0
Non-trade receivables	30.8	16.6
Assets held-for-sale (see Note 12)	20.8	—
Derivative financial instruments	19.8	12.3
Prepaid software maintenance	19.8	8.7
Inventory return asset (see Note 4)	18.4	—
Restricted cash	11.9	15.5
Prepaid advertising and marketing	9.6	6.8
Tenant allowances receivable	8.2	4.3
Other prepaid expenses and current assets	44.1	51.1
Total prepaid expenses and other current assets	$359.3	$323.7

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other non-current assets consist of the following:

	March 30, 2019	March 31, 2018
	(millions)
Non-current investments	$44.9	$86.2
Restricted cash	30.5	35.4
Security deposits	24.5	27.3
Derivative financial instruments	12.2	—
Other non-current assets	46.4	34.6
Total other non-current assets	$158.5	$183.5
Accrued expenses and other current liabilities consist of the following:

	March 30, 2019	March 31, 2018
	(millions)
Accrued operating expenses	$235.2	$225.8
Accrued payroll and benefits	232.5	227.8
Other taxes payable	158.3	194.2
Accrued inventory	141.0	174.0
Restructuring reserve	60.4	69.6
Dividends payable	48.8	40.6
Accrued capital expenditures	47.6	37.0
Capital lease obligations	22.3	19.5
Deferred income	14.1	30.4
Derivative financial instruments	3.6	60.8
Other accrued expenses and current liabilities	4.6	3.7
Total accrued expenses and other current liabilities	$968.4	$1,083.4
Other non-current liabilities consist of the following:

	March 30, 2019	March 31, 2018
	(millions)
Capital lease obligations	$212.6	$236.4
Deferred rent obligations	202.7	212.2
Deferred tax liabilities	50.2	36.5
Derivative financial instruments	11.9	49.2
Restructuring reserve	11.4	27.9
Other non-current liabilities	52.1	44.5
Total other non-current liabilities	$540.9	$606.7

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Impairment of Assets
During Fiscal 2019, the Company recorded non-cash impairment charges of $21.2 million to write off certain fixed assets related to its domestic and international stores, shop-within-shops, and corporate offices, of which $10.7 million was recorded in connection with its restructuring plans (see Note 9) and $10.5 million was recorded in connection with underperforming retail locations as a result of its on-going store portfolio evaluation. Additionally, as a result of its decision to sell a certain corporate fixed asset in connection with its cost savings initiative, the Company recorded a non-cash impairment charge of $4.6 million during Fiscal 2019 to reduce the carrying value of the asset held-for-sale to its estimated fair value, less costs to sell.
During Fiscal 2018, the Company recorded non-cash impairment charges of $41.2 million to write off certain fixed assets related to its domestic and international stores, shop-within-shops, and corporate offices, of which $16.0 million was recorded in connection with the Way Forward Plan (see Note 9) and $25.2 million was recorded in connection with underperforming retail locations as a result of its on-going store portfolio evaluation. Additionally, as a result of a change in the planned usage of a certain intangible asset, the Company recorded a non-cash impairment charge of $8.8 million during Fiscal 2018 to reduce the carrying value of the intangible asset to its estimated fair value.
During Fiscal 2017, the Company recorded non-cash impairment charges of $248.6 million, to write off certain fixed assets related to its domestic and international stores, shop-within-shops, and corporate offices, as well as its in-house global digital commerce platform which was in development, of which $234.6 million was recorded in connection with the Way Forward Plan (see Note 9) and $14.0 million was recorded in connection with underperforming retail locations that were subject to potential future closure. Additionally, as a result of the realignment of its segment reporting structure, the Company recorded a non-cash goodwill impairment charge of $5.2 million during Fiscal 2017.
See Note 12 for further discussion of the non-cash impairment charges recorded during the fiscal years presented.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Restructuring and Other Charges
A description of significant restructuring and other activities and related costs is included below.
Fiscal 2019 Restructuring Plan
On June 4, 2018, the Company's Board of Directors approved a restructuring plan associated with the Company's strategic objective of operating with discipline to drive sustainable growth (the "Fiscal 2019 Restructuring Plan"). The Fiscal 2019 Restructuring Plan includes the following restructuring-related activities: (i) rightsizing and consolidation of the Company's global distribution network and corporate offices; (ii) targeted severance-related actions; and (iii) closure of certain of its stores and shop-within-shops. Actions associated with the Fiscal 2019 Restructuring Plan were largely completed during Fiscal 2019, with certain activities shifting into Fiscal 2020.
In connection with the Fiscal 2019 Restructuring Plan, the Company expects to incur total estimated charges of approximately $125 million to $150 million, comprised of cash-related charges of approximately $90 million to $110 million and non-cash charges of approximately $35 million to $40 million.
A summary of the charges recorded in connection with the Fiscal 2019 Restructuring Plan is as follows:

Fiscal Year Ended
March 30, 2019
(millions)
Cash-related restructuring charges:
Severance and benefit costs	$60.2
Lease termination and store closure costs	1.8
Other cash charges	7.4
Total cash-related restructuring charges	69.4
Non-cash charges:
Impairment of assets (see Note 8)	10.3
Inventory-related charges(a)	6.0
Loss on sale of property(b)	11.6
Total non-cash charges	27.9
Total charges	$97.3

(a)	Inventory-related charges are recorded within cost of goods sold in the consolidated statements of operations.

(b)
Loss on sale of property, which is recorded within restructuring and other charges in the consolidated statements of operations, was recorded in connection with the sale of one of the Company's distribution centers in North America. Total cash proceeds from the sale were $20.0 million.

A summary of current period activity in the restructuring reserve related to the Fiscal 2019 Restructuring Plan is as follows:

	Severance and Benefit Costs	Lease Termination and Store Closure Costs	Other Cash Charges	Total
	(millions)
Balance at March 31, 2018	$—	$—	$—	$—
Additions charged to expense	60.2	1.8	7.4	69.4
Cash payments charged against reserve	(19.0)	(2.1)	(7.3)	(28.4)
Non-cash adjustments	(0.2)	0.8	—	0.6
Balance at March 30, 2019	$41.0	$0.5	$0.1	$41.6

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In connection with the Way Forward Plan, the Company has incurred total cumulative charges of $838.6 million, including $155.2 million recorded during Fiscal 2017 associated with the destruction of inventory. Additionally, as the Company did not legally assign a certain lease agreement for which it has been deemed the owner of the leased asset for accounting purposes prior to the end of Fiscal 2019, an impairment of approximately $170 million to $190 million is expected to be recorded as an adjustment to reduce the Company's opening retained earnings balance as of the beginning of Fiscal 2020 in connection with its adoption of ASU 2016-02 (see Note 4). Accordingly, actions associated with the Way Forward Plan are now complete and no additional charges are expected to be incurred in connection with this plan.
A summary of the charges recorded in connection with the Way Forward Plan during the fiscal periods presented, as well as the cumulative charges recorded since its inception, is as follows:

	Fiscal Years Ended			Cumulative Charges
	March 30, 2019	March 31, 2018	April 1, 2017
	(millions)
Cash-related restructuring charges:
Severance and benefits costs	$7.0	$39.0	$182.7	$228.7
Lease termination and store closure costs	1.4	33.2	87.3	121.9
Other cash charges	0.8	6.3	19.1	26.2
Total cash-related restructuring charges	9.2	78.5	289.1	376.8
Non-cash charges:
Impairment of assets (see Note 8)	0.4	16.0	234.6	251.0
Inventory-related charges(a)	1.2	7.6	197.9	206.7
Accelerated stock-based compensation expense(b)	—	0.7	—	0.7
Other non-cash charges	3.4	—	—	3.4
Total non-cash charges	5.0	24.3	432.5	461.8
Total charges	$14.2	$102.8	$721.6	$838.6

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

A summary of the activity in the restructuring reserve related to the Way Forward Plan is as follows:

	Severance and Benefits Costs	Lease Termination and Store Closure Costs	Other Cash Charges	Total
	(millions)
Balance at April 1, 2017	$94.3	$34.3	$6.6	$135.2
Additions charged to expense	39.0	33.2	6.3	78.5
Cash payments charged against reserve	(97.9)	(22.8)	(11.1)	(131.8)
Non-cash adjustments	2.2	8.8	—	11.0
Balance at March 31, 2018	37.6	53.5	1.8	92.9
Additions charged to expense	7.0	1.4	0.8	9.2
Cash payments charged against reserve	(37.7)	(33.6)	(2.2)	(73.5)
Non-cash adjustments	(0.4)	0.6	—	0.2
Balance at March 30, 2019	$6.5	$21.9	$0.4	$28.8
Other Restructuring Plans
During Fiscal 2017, the Company recorded cash-related restructuring of $4.9 million related to the Company's restructuring plan initiated during its fiscal year ended April 2, 2016 ("Fiscal 2016"), primarily consisting of severance and benefits costs. As of March 30, 2019 and March 31, 2018, the remaining restructuring reserve related to this restructuring plan was $1.4 million and $4.6 million, respectively, reflecting $3.2 million of cash payments made during Fiscal 2019. Refer to Note 9 of the Fiscal 2018 10-K for additional discussion regarding this restructuring plan.
Other Charges
During Fiscal 2019, the Company recorded other charges of $14.1 million related to depreciation expense associated with the Company's former Polo store at 711 Fifth Avenue in New York City, recorded after the store closed during the first quarter of Fiscal 2018 in connection with the Way Forward Plan. Although the Company is no longer generating revenue or has any other economic activity associated with its former Polo store, it continues to incur depreciation expense due to its involvement at the time of construction. Additionally, during Fiscal 2019, the Company recorded other charges of $4.2 million primarily related to its customs audit (see Note 14), as well as $18.2 million primarily related to its new sabbatical leave program, which entitles eligible employees to periodic paid leave based on the attainment of certain employment tenure milestones. Other than this initial charge to establish its estimated liability for services rendered to-date, the Company does not expect there will be a significant, ongoing impact to the consolidated financial statements in future periods related to its sabbatical leave program.
During Fiscal 2018, the Company recorded other charges of $14.1 million related to depreciation expense associated with the Company's former Polo store at 711 Fifth Avenue in New York City, $10.2 million related to its customs audit (see Note 14), and $6.7 million (inclusive of accelerated stock-based compensation expense of $2.1 million) primarily related to the departure of Mr. Stefan Larsson as the Company's President and Chief Executive Officer and as a member of its Board of Directors, effective as of May 1, 2017. Refer to the Form 8-K filed on February 2, 2017 for additional discussion regarding the departure of Mr. Larsson. These other charges recorded in Fiscal 2018 were partially offset by the favorable impact of $2.2 million related to the reversal of reserves associated with the settlement of certain non-income tax issues.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
ASC Topic 740, "Income Taxes," requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the TCJA's provisions, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") on December 22, 2017, which allowed companies to record the tax effects of the TCJA on a provisional basis based on a reasonable estimate, and then, if necessary, subsequently adjust such amounts during a limited measurement period as additional information became available and further analyses were completed. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, not to extend beyond one year from enactment.
During the third quarter of Fiscal 2018, the Company recorded charges of $231.3 million within its income tax provision in connection with the TCJA, of which $215.5 million related to the mandatory transition tax, and $15.8 million related to the revaluation of the Company's deferred tax assets and liabilities. Subsequently, as a result of finalizing its full Fiscal 2018 operating results, the issuance of new interpretive guidance, and other analyses performed, the Company recorded measurement period adjustments during the fourth quarter of Fiscal 2018, whereby it reversed $6.2 million of the charges related to the mandatory transition tax and $5.5 million related to the revaluation of its deferred taxes. These reversals were partially offset by an incremental charge of $1.8 million related to the expected future remittance of certain previously deferred foreign earnings. Collectively, these net charges of $221.4 million, which were recorded on a provisional basis, increased the Company's effective tax rate by 4,520 basis points during Fiscal 2018.
During the second quarter of Fiscal 2019, the Company recorded an additional measurement period adjustment as a result of the issuance of new interpretive guidance related to stock-based compensation for certain executives, whereby it recorded an income tax benefit and corresponding deferred tax asset of $4.7 million. Subsequently, during the third quarter of Fiscal 2019, the Company completed its analyses and recorded its final measurement period adjustments, whereby it recorded incremental charges of $32.3 million within its income tax provision, substantially all of which related to the mandatory transition tax. These measurement period adjustments increased the Company's effective tax rate by 470 basis points during Fiscal 2019. Approximately $241 million of the cumulative TCJA enactment-related charges recorded related to the mandatory transition tax (see Note 14).
Additionally, during the fourth quarter of Fiscal 2018 the Company reevaluated its permanent reinvestment assertion and determined that undistributed foreign earnings that were subject to the one-time mandatory transition tax were no longer considered to be permanently reinvested, effective December 31, 2017. In connection with this decision, the Company repatriated $252 million of cash to the U.S. from certain of its foreign subsidiaries during the fourth quarter of Fiscal 2018, and it repatriated an additional $875 million during Fiscal 2019. The mandatory transition tax does not apply to undistributed foreign earnings generated after December 31, 2017, and therefore the Company intends to permanently reinvest such earnings. See "Deferred Taxes" for additional discussion.
Additionally, the Company has decided to account for the minimum tax on global intangible low-taxed income ("GILTI") in the period in which it is incurred and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for Fiscal 2019.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Taxes on Income (Loss)
Domestic and foreign pretax income (loss) are as follows:

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017
	(millions)
Domestic	$66.6	$16.4	$(155.3)
Foreign	515.9	472.8	50.4
Total income (loss) before income taxes	$582.5	$489.2	$(104.9)
Benefits (provisions) for current and deferred income taxes are as follows:

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017
	(millions)
Current:
Federal(a)	$(37.3)	$(154.6)	$29.1
State and local(a)	(11.9)	(5.0)	2.3
Foreign	(93.9)	(82.7)	(64.7)
	(143.1)	(242.3)	(33.3)
Deferred:
Federal	(5.0)	(64.1)	25.1
State and local	(6.9)	(12.6)	2.9
Foreign	3.4	(7.4)	10.9
	(8.5)	(84.1)	38.9
Total income tax benefit (provision)	$(151.6)	$(326.4)	$5.6

(a)
Excludes federal, state, and local tax provisions of $17.3 million in Fiscal 2017 resulting from stock-based compensation arrangements, which was recorded within equity. In Fiscal 2018, the Company adopted ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), which requires such excess tax benefits and shortfalls be reflected prospectively in the income tax benefit (provision) in the statement of operations.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tax Rate Reconciliation
The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as set forth below:

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017
	(millions)
Benefit (provision) for income taxes at the U.S. federal statutory rate(a)	$(122.3)	$(154.3)	$36.7
Change due to:
State and local income taxes, net of federal benefit	(12.4)	(1.6)	2.7
Foreign income taxed at different rates, net of U.S. foreign tax credits	27.6	74.7	(25.4)
Unrecognized tax benefits and settlements of tax examinations	(3.4)	(14.4)	0.5
Changes in valuation allowance on deferred tax assets	(1.4)	2.5	(7.3)
TCJA enactment-related charges	(27.6)	(221.4)	—
Compensation-related adjustments	(11.6)	(15.4)	—
Other	(0.5)	3.5	(1.6)
Total income tax benefit (provision)	$(151.6)	$(326.4)	$5.6
Effective tax rate(b)	26.0%	66.7%	5.3%

(a)
The U.S. federal statutory income tax rate was 21.0% during Fiscal 2019. The previous statutory rate of 35.0%, which was in effect during the Company's Fiscal 2017, was reduced to 21.0% by the TCJA effective January 1, 2018, resulting in a blended statutory rate of 31.5% for the Company's Fiscal 2018.

(b)	Effective tax rate is calculated by dividing the income tax benefit (provision) by income (loss) before income taxes.
The Company's Fiscal 2019 effective tax rate was higher than the U.S. federal statutory income tax rate of 21% primarily due to the SAB 118 measurement period adjustments recorded, as previously discussed, state and local income taxes, and compensation-related adjustments, partially offset by the favorable impact of the proportion of earnings generated in lower taxed jurisdictions. The Company's Fiscal 2018 effective tax rate was higher than the blended statutory rate of 31.5% primarily due to the enactment-related charges recorded in connection with the TCJA, as previously discussed, the negative impact of the adoption of ASU 2016-09, and the unfavorable impact of additional income tax reserves associated with certain income tax audits, partially offset by the favorable impact of the proportion of earnings generated in lower taxed foreign jurisdictions versus the U.S. and tax benefits associated with adjustments recorded on deferred tax assets and provision to tax return adjustments. The Company's Fiscal 2017 effective tax rate was lower than the statutory rate of 35% primarily due to the tax impact of earnings in foreign jurisdictions, valuation allowances and adjustments recorded on deferred tax assets, and income tax reserves largely associated with an income tax settlement and certain income tax audits, partially offset by the reversal of an income tax reserve resulting from a change in tax law that impacted an interest assessment on a prior year withholding tax.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Taxes
Significant components of the Company's deferred tax assets and liabilities are as follows:

	March 30, 2019	March 31, 2018
	(millions)
Goodwill and other intangible assets	$(149.8)	$(149.2)
Property and equipment	(24.6)	(36.2)
Cumulative translation adjustment and hedges	(7.8)	15.0
Undistributed foreign earnings	(4.7)	(7.1)
Deferred compensation	53.4	45.7
Net operating loss carryforwards	48.9	54.8
Lease obligations	44.6	49.6
Receivable allowances and reserves	25.6	38.5
Inventory basis difference	19.0	16.0
Accrued expenses	11.8	12.1
Transfer pricing	9.0	9.0
Unrecognized tax benefits	8.1	10.8
Deferred rent	7.3	6.9
Deferred income	1.2	5.2
Other	13.2	14.4
Valuation allowance	(38.4)	(35.4)
Net deferred tax assets(a)	$16.8	$50.1

(a)
Net deferred tax balances as of March 30, 2019 and March 31, 2018 were comprised of non-current deferred tax assets of $67.0 million and $86.6 million, respectively, recorded within deferred tax assets, and non-current deferred tax liabilities of $50.2 million and $36.5 million, respectively, recorded within other non-current liabilities in the consolidated balance sheets.

The Company has available state and foreign net operating loss carryforwards of $2.1 million and $10.7 million (both net of tax), respectively, for tax purposes to offset future taxable income. The net operating loss carryforwards expire beginning in Fiscal 2020.
The Company also has available state and foreign net operating loss carryforwards of $7.1 million and $29.1 million (both net of tax), respectively, for which no net deferred tax asset has been recognized. A full valuation allowance has been recorded against these carryforwards since the Company does not believe that it will more likely than not be able to utilize these carryforwards to offset future taxable income. Subsequent recognition of these deferred tax assets would result in an income tax benefit in the year of such recognition. The valuation allowance relating to state net operating loss carryforwards increased by $4.7 million (net of tax) as a result of net operating losses in certain jurisdictions where the Company does not believe that it will more likely than not be able to utilize these carryforwards in the future. The valuation allowance relating to foreign net operating loss carryforwards decreased by $1.7 million as a result of net operating losses in certain jurisdictions where the Company believes that it will be more likely than not to be able to utilize these carryforwards in the future.
Given recent changes to the taxation of undistributed foreign earnings in connection with the TCJA, the Company has reevaluated its permanent reinvestment assertion and determined that undistributed foreign earnings that were subject to the TCJA's one-time mandatory transition tax were no longer considered to be permanently reinvested, effective December 31, 2017. The mandatory transition tax does not apply to undistributed foreign earnings generated after December 31, 2017. Accordingly, provision has not been made for U.S. or additional foreign taxes on approximately $548 million of undistributed earnings of foreign subsidiaries generated after December 31, 2017, as such earnings are expected to be permanently reinvested. These earnings could become subject to tax if they were remitted as dividends, if foreign earnings were lent to RLC, a subsidiary or a U.S. affiliate of RLC, or if the stock of the subsidiaries were sold. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Uncertain Income Tax Benefits
Fiscal 2019, Fiscal 2018, and Fiscal 2017 Activity
Reconciliations of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for Fiscal 2019, Fiscal 2018, and Fiscal 2017 are presented below:

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017
	(millions)
Unrecognized tax benefits beginning balance	$64.2	$49.9	$49.7
Additions related to current period tax positions	4.9	6.8	5.3
Additions related to prior period tax positions	11.7	9.5	15.3
Reductions related to prior period tax positions	(5.5)	(1.3)	(3.4)
Reductions related to expiration of statutes of limitations	(4.1)	(3.3)	(4.1)
Reductions related to settlements with taxing authorities	(3.1)	(0.7)	(12.0)
Additions (reductions) related to foreign currency translation	(2.9)	3.3	(0.9)
Unrecognized tax benefits ending balance	$65.2	$64.2	$49.9
The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. Reconciliations of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits for Fiscal 2019, Fiscal 2018, and Fiscal 2017 are presented below:

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017
	(millions)
Accrued interest and penalties beginning balance	$15.0	$12.8	$30.9
Net additions charged to expense	3.0	3.8	2.3
Reductions related to prior period tax positions	(3.4)	(1.6)	(18.3)	(a)
Reductions related to settlements with taxing authorities	(0.8)	(0.3)	(0.8)
Additions (reductions) related to foreign currency translation	(0.2)	0.3	(1.3)
Accrued interest and penalties ending balance	$13.6	$15.0	$12.8

(a)	Includes a $15.9 million reversal of an income tax reserve resulting from a change in tax law that impacted an interest assessment on a prior year withholding tax.
The total amount of unrecognized tax benefits, including interest and penalties, was $78.8 million and $79.2 million as of March 30, 2019 and March 31, 2018, respectively, and was included within the non-current liability for unrecognized tax benefits in the consolidated balance sheets. The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $70.7 million and $68.4 million as of March 30, 2019 and March 31, 2018, respectively.
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

11.	Debt
Debt consists of the following:

	March 30, 2019	March 31, 2018
	(millions)
$300 million 2.125% Senior Notes(a)	$—	$298.1
$300 million 2.625% Senior Notes(b)	293.4	288.0
$400 million 3.750% Senior Notes(c)	395.7	—
Borrowings outstanding under credit facilities	—	10.1
Total debt	689.1	596.2
Less: short-term debt and current portion of long-term debt	—	308.2
Total long-term debt	$689.1	$288.0

(a)
The carrying value of the 2.125% Senior Notes as of March 31, 2018 reflects adjustments of $1.6 million associated with the Company's related interest rate swap contract (see Note 13), and is also presented net of unamortized debt issuance costs and discount of $0.3 million.

(b)
The carrying value of the 2.625% Senior Notes as of March 30, 2019 and March 31, 2018 reflects adjustments of $5.9 million and $10.8 million, respectively, associated with the Company's related interest rate swap contract (see Note 13). The carrying value of the 2.625% Senior Notes is also presented net of unamortized debt issuance costs and discount of $0.7 million and $1.2 million as of March 30, 2019 and March 31, 2018, respectively.

(c)	The carrying value of the 3.750% Senior Notes is presented net of unamortized debt issuance costs and discount of $4.3 million as of March 30, 2019.
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
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility, as defined below. Accordingly, the Company does not expect combined borrowings outstanding under the Commercial Paper Program and Global Credit Facility to exceed $500 million. Commercial Paper Program borrowings may be used to support the Company's general working capital and corporate needs. Maturities of commercial paper notes vary, but cannot exceed 397 days from the date of issuance. Commercial paper notes issued under the Commercial Paper Program rank equally with the Company's other forms of unsecured indebtedness. As of March 30, 2019, there were no borrowings outstanding under the Commercial Paper Program.
Revolving Credit Facilities
Global Credit Facility
In February 2015, the Company entered into an amended and restated credit facility (which was further amended in March 2016) that provides for a $500 million senior unsecured revolving line of credit through February 11, 2020 (the "Global Credit Facility") under terms and conditions substantially similar to those previously in effect. The Global Credit Facility is also used to support the issuance of letters of credit and the maintenance of the Commercial Paper Program. Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and other currencies, including Euros, Hong Kong Dollars, and Japanese Yen. The Company has the ability to expand its borrowing availability under the Global Credit Facility to $750 million, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. As of March 30, 2019, there were no borrowings outstanding under the Global Credit Facility and the Company was contingently liable for $10.2 million of outstanding letters of credit.
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
The Global Credit Facility contains a number of covenants that, among other things, restrict the Company's ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make certain investments. The Global Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the "leverage ratio") of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus four times consolidated rent expense for the four most recent consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, (iv) consolidated rent expense, (v) restructuring and other non-recurring expenses, and (vi) acquisition-related costs. As of March 30, 2019, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company's Global Credit Facility.
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
Pan-Asia Credit Facilities
Certain of the Company's subsidiaries in Asia have uncommitted credit facilities with regional branches of JPMorgan Chase (the "Banks") in China and South Korea (the "Pan-Asia Credit Facilities"). These credit facilities are subject to annual renewal and may be used to fund general working capital and corporate needs of the Company's operations in the respective countries. Borrowings under the Pan-Asia Credit Facilities are guaranteed by the parent company and are granted at the sole discretion of the Banks, subject to availability of the Banks' funds and satisfaction of certain regulatory requirements. The Pan-Asia Credit Facilities do not contain any financial covenants. The Company's Pan-Asia Credit Facilities by country are as follows:

•
China Credit Facility — provides Ralph Lauren Trading (Shanghai) Co., Ltd. with a revolving line of credit of up to 50 million Chinese Renminbi (approximately $7 million) through April 3, 2020, which is also able to be used to support bank guarantees.

•	South Korea Credit Facility — provides Ralph Lauren (Korea) Ltd. with a revolving line of credit of up to 30 billion South Korean Won (approximately $26 million) through October 31, 2019.
During the first quarter of Fiscal 2019, the Company repaid approximately $10 million in borrowings that were previously outstanding under its Pan-Asia Credit Facilities. As of March 30, 2019, there were no borrowings outstanding under the Pan-Asia Credit Facilities.

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
The following table summarizes the Company's financial assets and liabilities that are measured and recorded at fair value on a recurring basis, excluding accrued interest components:

	March 30, 2019	March 31, 2018
	(millions)
Investments in commercial paper(a)(b)	$290.7	$234.2
Derivative assets(a)	32.0	12.3
Derivative liabilities(a)	15.5	110.0

(a)	Based on Level 2 measurements.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b)
As of March 30, 2019, $54.7 million was included within cash and cash equivalents and $236.0 million was included within short-term investments in the consolidated balance sheet. As of March 31, 2018, $15.0 million was included within cash and cash equivalents and $219.2 million was included within short-term investments in the consolidated balance sheet.

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
The following table summarizes the carrying values and the estimated fair values of the Company's debt instruments:

	March 30, 2019			March 31, 2018
	Carrying Value		Fair Value(a)	Carrying Value		Fair Value(a)
	(millions)
$300 million 2.125% Senior Notes	$—		$—	$298.1	(b)	$299.4
$300 million 2.625% Senior Notes	293.4	(b)	299.1	288.0	(b)	298.7
$400 million 3.750% Senior Notes	395.7	(b)	410.0	—		—
Borrowings outstanding under credit facilities	—		—	10.1		10.1

(a)	Based on Level 2 measurements.

(b)	See Note 11 for discussion of the carrying values of the Company's senior notes.
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
During Fiscal 2019, Fiscal 2018, and Fiscal 2017, the Company recorded non-cash impairment charges of $21.2 million, $41.2 million, and $248.6 million, respectively, to fully write off the carrying values of certain long-lived assets based upon their assumed fair values of zero. As a result of its decision to sell a certain corporate fixed asset in connection with its cost savings initiative, the Company also recorded a non-cash impairment charge of $4.6 million during Fiscal 2019 to reduce the carrying value of the asset held-for-sale to its estimated fair value less costs to sell of $20.8 million as of March 30, 2019. The Company anticipates completing the sale of this asset during Fiscal 2020. Additionally, as a result of a change in the planned usage of a certain intangible asset, the Company recorded a non-cash impairment charge of $8.8 million during Fiscal 2018 to reduce the carrying value of the intangible asset from $11.7 million to its estimated fair value of $2.9 million as of March 31, 2018. The fair values of these long-lived and intangible assets were determined based on Level 3 measurements. Inputs to these fair value measurements included estimates of the amount and timing of the assets' net future discounted cash flows based on historical experience, current trends, market conditions, and comparable sales, as applicable. See Note 8 for further discussion of the non-cash impairment charges recorded by the Company during the fiscal years presented.
In Fiscal 2019, the Company performed its annual goodwill impairment assessment as of the beginning of the second quarter of the fiscal year using a qualitative approach. In performing the assessment, the Company identified and considered the significance of relevant key factors, events, and circumstances that affected the fair values and/or carrying amounts of its reporting units with allocated goodwill. These factors included external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as the Company's actual and expected financial performance. Additionally, the results of the Company's most recent quantitative goodwill impairment test indicated that the fair values of these reporting units significantly exceeded their respective carrying values. Based on the results of its qualitative goodwill impairment assessment, the Company concluded that it is not more likely than not that the fair values of its reporting units are less than their respective carrying values, and there were no reporting units at risk of impairment. No goodwill impairment charges were recorded during any of the three fiscal years presented in connection with the Company's annual goodwill impairment assessments.
Subsequent to the Company's Fiscal 2017 annual goodwill impairment assessment, the Company realigned its segment reporting structure during the fourth quarter of Fiscal 2017 as a result of significant organizational changes implemented in connection with the Way Forward Plan. As a result of the realignment of its segment reporting structure, the Company reallocated the carrying amount of goodwill to its new reporting units based upon each reporting unit's relative fair value as of the first day of the Company's fourth quarter of Fiscal 2017. In connection with this reallocation, the Company performed an interim assessment of the recoverability of goodwill assigned to its new reporting units using a quantitative approach. The estimated fair values of the Company's new reporting units were determined using discounted cash flows and market comparisons. Based on the results of the quantitative impairment assessment performed, the Company concluded that the fair value of one of its new reporting units was less than its carrying value. As a result, a goodwill impairment charge of $5.2 million was recorded during Fiscal 2017 to fully write off the carrying value of the reporting unit's reallocated goodwill. The fair values of the remaining new reporting units significantly exceeded their respective carrying values and were not at risk of impairment.

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
The following table summarizes the Company's outstanding derivative instruments on a gross basis as recorded in its consolidated balance sheets as of March 30, 2019 and March 31, 2018:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	March 30, 2019	March 31, 2018	March 30, 2019		March 31, 2018		March 30, 2019		March 31, 2018
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Cash flow hedges	$636.3	$514.5	PP	$19.5	PP	$1.1	AE	$2.3	(e)	$13.5
IRS — Fixed-rate debt	300.0	600.0		—		—	ONCL	5.9	(f)	12.4
Net investment hedges(c)	695.3	1,081.2	ONCA	12.2	PP	0.1	ONCL	6.0	(g)	82.6
Total Designated Hedges	1,631.6	2,195.7		31.7		1.2		14.2		108.5
Undesignated Hedges:
FC — Undesignated hedges(d)	146.6	459.2	PP	0.3	PP	11.1	AE	1.3	AE	1.5
Total Hedges	$1,778.2	$2,654.9		$32.0		$12.3		$15.5		$110.0

(a)	FC = Forward foreign currency exchange contracts; IRS = Interest rate swap contracts.

(b)	PP = Prepaid expenses and other current assets; AE = Accrued expenses and other current liabilities; ONCA = Other non-current assets; ONCL = Other non-current liabilities.

(c)	Includes cross-currency swaps and forward foreign currency exchange contracts designated as hedges of the Company's net investment in certain foreign operations.

(d)	Primarily includes undesignated hedges of foreign currency-denominated intercompany loans and other intercompany balances.

(e)	$12.9 million included within accrued expenses and other current liabilities and $0.6 million included within other non-current liabilities.

(f)	$1.6 million included within accrued expenses and other current liabilities and $10.8 million included within other non-current liabilities.

(g)	$44.8 million included within accrued expenses and other current liabilities and $37.8 million included within other non-current liabilities.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheets on a gross basis, even when they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its derivative instruments on a net basis in accordance with the terms of each of its master netting arrangements, spread across eight separate counterparties, the amounts presented in the consolidated balance sheets as of March 30, 2019 and March 31, 2018 would be adjusted from the current gross presentation as detailed in the following table:

	March 30, 2019			March 31, 2018
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount
	(millions)
Derivative assets	$32.0	$(4.8)	$27.2	$12.3	$(10.7)	$1.6
Derivative liabilities	15.5	(4.8)	10.7	110.0	(10.7)	99.3
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
The following tables summarize the pretax impact of gains and losses from the Company's designated derivative instruments on its consolidated financial statements for the fiscal years presented:

	Gains (Losses) Recognized in OCI
	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017
	(millions)
Designated Hedges:
FC — Cash flow hedges	$47.5	$(45.5)	$30.4
Net investment hedges — effective portion	64.5	(90.9)	37.7
Net investment hedges — portion excluded from assessment of hedge effectiveness	1.6	—	—
Total Designated Hedges	$113.6	$(136.4)	$68.1

	Location and Amount of Gains (Losses) from Cash Flow Hedges Reclassified from AOCI to Earnings
	Fiscal Years Ended
	March 30, 2019		March 31, 2018		April 1, 2017
	Cost of goods sold	Other income (expense), net	Cost of goods sold	Other income (expense), net	Cost of goods sold	Other income (expense), net
	(millions)
Total amounts presented in the consolidated statements of operations in which the effects of related cash flow hedges are recorded	$(2,427.0)	$0.6	$(2,430.6)	$(3.1)	$(3,001.7)	$(7.5)
Effects of cash flow hedging:
FC — Cash flow hedges	5.0	1.7	(8.2)	(2.9)	0.5	0.5

	Gains (Losses) from Net Investment Hedges Recognized in Earnings			Location of Gains (Losses) Recognized in Earnings
	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017
	(millions)
Net Investment Hedges:
Net investment hedges — portion excluded from assessment of hedge effectiveness(a)	$19.0	$10.5	$12.2	Interest expense
Total Net Investment Hedges	$19.0	$10.5	$12.2

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)	Amounts recognized in OCI related to the effective portion of the Company's net investment hedges would be recognized in earnings only upon the sale or liquidation of the hedged net investment.
As of March 30, 2019, it is estimated that $22.7 million of pretax net gains on both outstanding and matured derivative instruments designated as qualifying cash flow hedges deferred in AOCI will be recognized in earnings over the next twelve months. The amounts ultimately recognized in earnings will depend on exchange rates in effect when outstanding derivative instruments are settled.
The following table summarizes the pretax impact of gains and losses from the Company's undesignated derivative instruments on its consolidated financial statements for the fiscal years presented:

	Gains (Losses) Recognized in Earnings			Location of Gains (Losses) Recognized in Earnings
	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017
	(millions)
Undesignated Hedges:
FC — Undesignated hedges	$3.1	$2.4	$(3.6)	Other income (expense), net
Total Undesignated Hedges	$3.1	$2.4	$(3.6)
Risk Management Strategies
Forward Foreign Currency Exchange Contracts
The Company uses forward foreign currency exchange contracts to reduce its risk related to exchange rate fluctuations on inventory transactions made in an entity's non-functional currency, the settlement of foreign currency-denominated balances, and the translation of certain foreign operations' net assets into U.S. dollars. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily to changes in the value of the Euro, the Japanese Yen, the South Korean Won, the Australian Dollar, the Canadian Dollar, the British Pound Sterling, the Swiss Franc, the Swedish Krona, the Chinese Renminbi, the New Taiwan Dollar, and the Hong Kong Dollar, the Company hedges a portion of its foreign currency exposures anticipated over a two-year period. In doing so, the Company uses forward foreign currency exchange contracts that generally have maturities of two months to two years to provide continuing coverage throughout the hedging period of the respective exposure.
Interest Rate Swap Contracts
During Fiscal 2016, the Company entered into two pay-floating rate, receive-fixed rate interest rate swap contracts which it designated as hedges against changes in the respective fair values of its fixed-rate 2.125% Senior Notes and its fixed-rate 2.625% Senior Notes, attributed to changes in a benchmark interest rate (the "Interest Rate Swaps"). The interest rate swap related to the 2.125% Senior Notes (the "2.125% Interest Rate Swap"), which matured on September 26, 2018 in conjunction with the maturity of the related debt, had a notional amount of $300 million and swapped the fixed interest rate on the 2.125% Senior Notes for a variable interest rate based on the 3-month LIBOR plus a fixed spread. The interest rate swap related to the 2.625% Senior Notes (the "2.625% Interest Rate Swap"), which matures on August 18, 2020 and also has a notional amount of $300 million, swaps the fixed interest rate on the 2.625% Senior Notes for a variable interest rate based on 3-month LIBOR plus a fixed spread. Changes in the fair values of the Interest Rate Swaps were offset by changes in the fair values of the 2.125% Senior Notes and 2.625% Senior Notes attributed to changes in the benchmark interest rate, with no resulting net impact reflected in earnings during any of the fiscal years presented.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the carrying values of the 2.125% and 2.625% Senior Notes and the impacts of the related fair value hedging adjustments as of March 30, 2019 and March 31, 2018, as applicable:

		Carrying Value of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Item
Hedged Item	Balance Sheet Line in which the Hedged Item is Included	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
		(millions)
$300 million 2.125% Senior Notes	Current portion of long-term debt	N/A	$298.1	N/A	$(1.6)
$300 million 2.625% Senior Notes	Long-term debt	$293.4	288.0	$(5.9)	(10.8)
Cross-Currency Swap Contracts
During Fiscal 2016, the Company entered into two pay-floating rate, receive-floating rate cross-currency swap contracts, with notional amounts of €280 million and €274 million, that were designated as hedges of its net investment in certain of its European subsidiaries. The €280 million notional cross-currency swap, which was settled during the second quarter of Fiscal 2019, swapped the U.S. Dollar-denominated variable interest rate payments based on 3-month LIBOR plus a fixed spread (as paid under the 2.125% Interest Rate Swap discussed above) for Euro-denominated variable interest rate payments based on the 3-month Euro Interbank Offered Rate ("EURIBOR") plus a fixed spread, which, in conjunction with the 2.125% Interest Rate Swap, economically converted the Company's previously-outstanding $300 million fixed-rate 2.125% Senior Notes obligation to a €280 million floating-rate Euro-denominated obligation. Similarly, the €274 million notional cross-currency swap, which matures on August 18, 2020, swaps the U.S. Dollar-denominated variable interest rate payments based on 3-month LIBOR plus a fixed spread (as paid under the 2.625% Interest Rate Swap discussed above) for Euro-denominated variable interest rate payments based on 3-month EURIBOR plus a fixed spread, which in conjunction with the 2.625% Interest Rate Swap, economically converts the Company's $300 million fixed-rate 2.625% Senior Notes obligation to a €274 million floating-rate Euro-denominated obligation.
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
Investments
As of March 30, 2019, the Company's short-term investments consisted of $1.167 billion of time deposits and $236.0 million of commercial paper, and its non-current investments consisted of $44.9 million of time deposits. As of March 31, 2018, the Company's short-term investments consisted of $480.2 million of time deposits and $219.2 million of commercial paper, and its non-current investments consisted of $86.2 million of time deposits.
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
Operating Leases
The Company is typically required to make minimum rental payments, and often contingent rental payments, under its operating leases. Many of the Company's retail store leases provide for contingent rental payments based upon sales, and certain rental agreements require payment based solely on a percentage of sales. Terms of the Company's leases generally contain renewal options, rent escalation clauses, and landlord incentives. Rent expense, net of sublease income, was $449.3 million, $443.1 million, and $460.5 million in Fiscal 2019, Fiscal 2018, and Fiscal 2017, respectively. Such amounts include contingent rental charges of $192.0 million, $175.9 million, and $164.0 million in Fiscal 2019, Fiscal 2018, and Fiscal 2017, respectively. In addition to such amounts, the Company is normally required to pay taxes, insurance, and certain occupancy costs relating to the leased real estate properties.
As of March 30, 2019, future minimum rental payments under noncancelable operating leases with lease terms in excess of one year were as follows:

Minimum Operating Lease Payments(a)
(millions)
Fiscal 2020	$339.0
Fiscal 2021	315.4
Fiscal 2022	272.0
Fiscal 2023	235.8
Fiscal 2024	234.8
Fiscal 2025 and thereafter	650.5
Total net minimum rental payments	$2,047.5

(a)	Net of sublease income, which is not significant in any period.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capital Leases
Assets under capital leases, including build-to-suit leases, amounted to $221.3 million and $243.2 million at the end of Fiscal 2019 and Fiscal 2018, respectively, net of accumulated depreciation of $115.5 million and $104.5 million, respectively. Such assets are classified within property and equipment, net in the consolidated balance sheets based on their nature.
As of March 30, 2019, future minimum rental payments under noncancelable capital leases, including build-to-suit leases, with lease terms in excess of one year were as follows:

Minimum Capital Lease Payments(a)
(millions)
Fiscal 2020	$31.8
Fiscal 2021	32.1
Fiscal 2022	36.9
Fiscal 2023	36.4
Fiscal 2024	17.0
Fiscal 2025 and thereafter	159.4
Total net minimum rental payments	313.6
Less: amount representing interest	(91.4)
Present value of net minimum rental payments	$222.2

(a)	Net of sublease income, which is not significant in any period.
U.S. Tax Reform
In connection with the TCJA's provision that subjects previously deferred foreign earnings to a one-time mandatory transition tax, the Company recorded cumulative charges of approximately $241 million within its income tax provision since enactment (as described in Note 10). The remaining related income tax payable obligation of $160.7 million as of March 30, 2019, which was reduced by foreign tax credits and other federal income tax activity, is expected to be paid as follows:

Mandatory Transition Tax Payments(a)
(millions)
Fiscal 2020	$14.0
Fiscal 2021	14.0
Fiscal 2022	14.0
Fiscal 2023	14.0
Fiscal 2024	26.2
Fiscal 2025 and thereafter	78.5
Total mandatory transition tax payments	$160.7

(a)	Included within current and non-current income tax payable in the consolidated balance sheets based upon the estimated timing of payments.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Commitments
Other off-balance sheet firm commitments amounted to $905.9 million as of March 30, 2019, including inventory purchase commitments of $747.8 million, outstanding letters of credit of $11.5 million, interest payments related to the Company's Senior Notes of $109.3 million, and other commitments of $37.3 million, comprised of the Company's legally-binding obligations under sponsorship, licensing, and other marketing and advertising agreements, distribution-related agreements, information technology-related service agreements, and pension-related obligations.
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
In October 2017, the tax tribunal presiding over the Company's appeal instructed the customs officials to reconsider their assertions under the alternative duty method and conduct a second re-audit to evaluate the facts and circumstances noted in the pre-assessment notice. In March 2018, the Company received the results of the second re-audit conducted and a related net refund in the amount of $15.6 million. Additionally, in March 2018 and May 2018, the Company filed voluntary disclosure requests to the relevant customs authorities for certain post-audit periods and made related payments of $40.6 million and $7.1 million, respectively, in order to secure its rights to recover value-added tax of $14.8 million and $3.3 million, respectively. In connection with the re-audit refund received and the non-tax portion of the voluntary disclosure payment made, the Company recorded net charges of $10.2 million and $3.8 million, respectively, within restructuring and other charges in its consolidated statements of operations during the fourth quarter of Fiscal 2018 and first quarter of Fiscal 2019, respectively (see Note 9).
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
A summary of the Company's repurchases of Class A common stock under its common stock repurchase program, including the ASR Program, is as follows:

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017
	(in millions)
Cost of shares repurchased	$470.0	$—	$200.0
Number of shares repurchased	3.8	0.0	2.2
As of March 30, 2019, the remaining availability under the Company's Class A common stock repurchase program was approximately $630 million, reflecting the June 4, 2018 approval by the Company's Board of Directors to expand the program by up to an additional $1.000 billion of Class A common stock repurchases. On May 13, 2019, the Company's Board of Directors approved a further expansion of the common stock repurchase program that allows it to repurchase up to an additional $600 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions.
In addition, during Fiscal 2019, Fiscal 2018, and Fiscal 2017, 0.3 million, 0.2 million, and 0.2 million shares of Class A common stock, respectively, at a cost of $32.6 million, $17.1 million, and $15.2 million, respectively, were surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company's 1997 Long-Term Stock Incentive Plan, as amended (the "1997 Incentive Plan"), and its Amended and Restated 2010 Long-Term Stock Incentive Plan (the "2010 Incentive Plan").
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.
Dividends
Since 2003, the Company has maintained a regular quarterly cash dividend program on its common stock. On June 4, 2018, the Company's Board of Directors approved an increase to the Company's quarterly cash dividend on its common stock from $0.50 to $0.625 per share. On May 13, 2019, the Company's Board of Directors approved a further increase to the Company's quarterly cash dividend on its common stock from $0.625 to $0.6875 per share. Dividends paid amounted to $190.7 million, $162.4 million, and $164.8 million in Fiscal 2019, Fiscal 2018, and Fiscal 2017, respectively.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Accumulated Other Comprehensive Income (Loss)
The following table presents OCI activity, net of tax, which is accumulated in equity:

	Foreign Currency Translation Gains (Losses)(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges(b)	Net Unrealized Gains (Losses) on Defined Benefit Plans(c)	Total Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at April 2, 2016	$(157.6)	$(12.0)	$(11.9)	$(181.5)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(48.6)	28.2	1.8	(18.6)
Amounts reclassified from AOCI to earnings	—	(1.6)	3.3	1.7
Other comprehensive income (loss), net of tax	(48.6)	26.6	5.1	(16.9)
Balance at April 1, 2017	(206.2)	14.6	(6.8)	(198.4)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	126.9	(40.5)	0.9	87.3
Amounts reclassified from AOCI to earnings	—	9.9	2.7	12.6
Other comprehensive income (loss), net of tax	126.9	(30.6)	3.6	99.9
Balance at March 31, 2018	(79.3)	(16.0)	(3.2)	(98.5)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(39.2)	42.2	(2.0)	1.0
Amounts reclassified from AOCI to earnings	—	(6.0)	0.1	(5.9)
Other comprehensive income (loss), net of tax	(39.2)	36.2	(1.9)	(4.9)
Balance at March 30, 2019	$(118.5)	$20.2	$(5.1)	$(103.4)

(a)
OCI before reclassifications to earnings related to foreign currency translation gains (losses) includes income tax provisions of $10.8 million and $15.0 million for Fiscal 2019 and Fiscal 2017, respectively, and includes an income tax benefit of $23.3 million for Fiscal 2018. OCI before reclassifications to earnings includes gains of $50.2 million (net of a $15.9 million income tax provision) and $23.4 million (net of a $14.3 million income tax provision) for Fiscal 2019 and Fiscal 2017, respectively, and includes a loss of $59.6 million (net of a $31.3 million income tax benefit) for Fiscal 2018, related to the effective portion of changes in the fair values of instruments designated as hedges of the Company's net investment in certain foreign operations (see Note 13).

(b)
OCI before reclassifications to earnings related to net unrealized gains (losses) on cash flow hedges are presented net of income tax provisions of $5.3 million and $2.2 million for Fiscal 2019 and Fiscal 2017, respectively, and are presented net of an income tax benefit of $5.0 million for Fiscal 2018. The tax effects on amounts reclassified from AOCI to earnings are presented in a table below.

(c)	Activity is presented net of taxes, which were immaterial for all periods presented.
The following table presents reclassifications from AOCI to earnings for cash flow hedges, by component:

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017	Location of Gains (Losses) Reclassified from AOCI to Earnings
	(millions)
Gains (losses) on cash flow hedges(a):
FC — Cash flow hedges	$5.0	$(8.2)	$0.5	Cost of goods sold
FC — Cash flow hedges	1.7	(2.9)	0.5	Other income (expense), net
Tax effect	(0.7)	1.2	0.6	Income tax benefit (provision)
Net of tax	$6.0	$(9.9)	$1.6

(a)	FC = Forward foreign currency exchange contracts.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Stock-based Compensation
Long-term Stock Incentive Plans
The Company's stock-based compensation awards are currently issued under the 2010 Incentive Plan, which was approved by its stockholders on August 5, 2010. However, any prior awards granted under the 1997 Incentive Plan remain subject to the terms of that plan. Any awards that expire, are forfeited, or are surrendered to the Company in satisfaction of taxes are available for issuance under the 2010 Incentive Plan. On September 1, 2016, the Company registered with the Securities and Exchange Commission an additional 0.9 million shares of its Class A common stock for issuance pursuant to the 2010 Incentive Plan. As of March 30, 2019, 2.9 million shares remained available for future issuance under the Company's incentive plans.
Stock-based compensation awards that may be made under the 2010 Incentive Plan include, but are not limited to, (i) stock options, (ii) restricted stock, and (iii) RSUs. During the fiscal periods presented, annual grants consisted entirely of restricted stock and RSUs. Additionally, for RSUs granted to retirement-eligible employees, or employees who become retirement-eligible prior to the end of the awards' respective stated vesting periods, vesting continues post-retirement for all or a portion of the remaining unvested RSUs.
Impact on Results
A summary of total stock-based compensation expense and the related income tax benefits recognized is as follows:

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017
	(millions)
Compensation expense(a)	$88.6	$74.5	$63.6
Income tax benefit	(13.1)	(25.3)	(22.6)

(a)
Fiscal 2018 and Fiscal 2017 includes $2.8 million, and $4.3 million, respectively, of accelerated stock-based compensation expense recorded within restructuring and other charges in the consolidated statements of operations (see Note 9). All other stock-based compensation expense was recorded within SG&A expenses.

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of stock option activity during Fiscal 2019 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
	(thousands)		(years)	(millions)
Options outstanding at March 31, 2018	1,151	$157.86	2.1	$—
Granted	—	N/A
Exercised	(162)	134.64
Cancelled/Forfeited	(155)	156.98
Options outstanding at March 30, 2019	834	$162.53	1.5	$—

Options vested at March 30, 2019(b)	834	$162.53	1.5	$—
Options exercisable at March 30, 2019	834	$162.53	1.5	$—

(a)
Aggregate intrinsic value is the amount by which the market price of the Company's Class A common stock at the end of the period exceeds the exercise price of the stock option, multiplied by the number of options.

(b)	There were no nonvested stock options as of March 30, 2019. Accordingly, there was no related unrecognized compensation expense as of March 30, 2019.
Additional information pertaining to the Company's stock option plans is as follows:

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017
	(millions)
Aggregate intrinsic value of stock options exercised(a)	$1.2	$—	$3.0
Cash received from the exercise of stock options	21.8	0.1	5.0
Tax benefits realized on exercise of stock options	3.7	—	1.0

(a)	Aggregate intrinsic value is the amount by which the market price of the Company's Class A common stock exceeded the stock option's exercise price when exercised, multiplied by the number of options.
Restricted Stock Awards and Service-based RSUs
Restricted shares granted to non-employee directors vest ratably over a three-year period, subject to the director's continued service to the Company. The fair values of restricted stock awards are based on the fair value of the Company's Class A common stock on the date of grant. Holders of restricted shares are entitled to receive cash dividends in connection with the payments of dividends on the Company's Class A common stock. Effective beginning Fiscal 2019, non-employee directors are now granted service-based RSUs in lieu of restricted shares.
Service-based RSUs granted to certain of the Company's senior executives and other employees, as well as non-employee directors, generally vest over a three-year period, subject to the employee's continuing employment (except for awards granted to retirement-eligible employees, or employees who become retirement-eligible prior to the end of the awards' respective stated vesting periods, as previously discussed). The fair values of service-based RSUs are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue while outstanding and unvested.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of restricted stock and service-based RSU activity during Fiscal 2019 is as follows:

	Restricted Stock		Service- based RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
	(thousands)		(thousands)
Nonvested at March 31, 2018	19	$92.11	1,072	$81.27
Granted	—	N/A	628	113.38
Vested	(9)	99.14	(444)	87.66
Forfeited	—	N/A	(144)	89.69
Nonvested at March 30, 2019	10	$86.01	1,112	$94.99

	Restricted Stock	Service- based RSUs
Total unrecognized compensation expense at March 30, 2019 (millions)	$0.1	$39.6
Weighted-average period expected to be recognized over (years)	1.0	2.0
Additional information pertaining to restricted stock and service-based RSU activity is as follows:

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017
Restricted Stock:
Weighted-average grant date fair value of awards granted	N/A	N/A	$81.78
Total fair value of awards vested (millions)	$1.0	N/A	$0.5
Service-based RSUs:
Weighted-average grant date fair value of awards granted	$113.38	$73.59	$82.89
Total fair value of awards vested (millions)	$50.0	$30.0	$13.8
Performance-based RSUs
The Company grants performance-based RSUs to its senior executives and other key employees. The fair values of performance-based RSUs are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue while outstanding and unvested. Performance-based RSUs generally vest (i) upon the completion of a three-year period of time (cliff vesting), subject to the employee's continuing employment (except for awards granted to retirement-eligible employees, or employees who become retirement-eligible prior to the end of the awards' respective stated vesting periods, as previously discussed) and the Company's achievement of certain performance goals established at the beginning of the three-year performance period or (ii) ratably, over a three-year period of time (graded vesting), subject to the employee's continuing employment during the applicable vesting period (except for awards granted to retirement-eligible employees, or employees who become retirement-eligible prior to the end of the awards' respective stated vesting periods, as previously discussed) and the achievement by the Company of certain performance goals in the initial year of the three-year vesting period.
For performance-based RSUs subject to cliff vesting, beginning in the second quarter of Fiscal 2019, the number of shares that may be earned ranges between 0% (if the specified threshold performance level is not attained) and 200% (if performance meets or exceeds the maximum achievement level) of the awards originally granted. For such awards granted in recent years prior to Fiscal 2019, the number of shares that may be earned ranges between 0% (if the specified threshold performance level is not attained) and 150% (if performance meets or exceeds the maximum achievement level) of the awards originally granted. If actual performance exceeds the pre-established threshold, the number of shares earned is calculated based on the relative performance between specified levels of achievement.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of performance-based RSU activity during Fiscal 2019 is as follows:

	Performance-based RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value
	(thousands)
Nonvested at March 31, 2018	1,157	$85.73
Granted	154	129.78
Change due to performance condition achievement	(29)	126.67
Vested	(232)	117.16
Forfeited	(39)	82.27
Nonvested at March 30, 2019	1,011	$84.16

Performance-based RSUs
Total unrecognized compensation expense at March 30, 2019 (millions)	$37.8
Weighted-average period expected to be recognized over (years)	1.5
Additional information pertaining to performance-based RSU activity is as follows:

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017
Performance-based RSUs:
Weighted-average grant date fair value of awards granted	$129.78	$69.40	$86.11
Total fair value of awards vested (millions)	$31.8	$12.9	$24.4
Market-based RSUs
During the second quarter of Fiscal 2019, the Company granted cliff vesting RSU awards to its senior executives and other key employees, which, in addition to being subject to continuing employment requirements (except for awards granted to retirement-eligible employees, or employees who become retirement-eligible prior to the end of the awards' respective stated vesting periods, as previously discussed), are also subject to a market condition based on TSR performance. The number of shares that vest upon the completion of a three-year period of time is determined by comparing the Company's TSR relative to that of a pre-established peer group over the related three-year performance period. Depending on the Company's level of achievement, the number of shares that ultimately vest may range from 0% to 200% of the awards originally granted.
The Company estimates the fair value of its TSR awards on the date of grant using a Monte Carlo simulation, which models multiple stock price paths of the Company's Class A common stock and that of its peer group to evaluate and determine its ultimate expected relative TSR performance ranking. Compensation expense, net of estimated forfeitures, is recorded regardless of whether, and the extent to which, the market condition is ultimately satisfied.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The assumptions used to estimate the fair value of TSR awards granted during Fiscal 2019 were as follows:

Fiscal Year Ended
March 30, 2019
Expected term (years)	2.6
Expected volatility	33.5%
Expected dividend yield	1.9%
Risk-free interest rate	2.6%
Weighted-average grant date fair value	$177.13
A summary of market-based RSU activity during Fiscal 2019 is as follows:

	Market-based RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value
	(thousands)
Nonvested at March 31, 2018	—	N/A
Granted	80	$177.13
Change due to market condition achievement	—	N/A
Vested	—	N/A
Forfeited	(4)	173.83
Nonvested at March 30, 2019	76	$177.31

Market-based RSUs
Total unrecognized compensation expense at March 30, 2019 (millions)	$9.5
Weighted-average period expected to be recognized over (years)	2.1
Additional information pertaining to market-based RSU activity is as follows:

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017
Market-based RSUs:
Weighted-average grant date fair value of awards granted	$177.13	N/A	N/A
Total fair value of awards vested (millions)	N/A	N/A	N/A

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	Employee Benefit Plans
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
Under the terms of the plans, a participant becomes 100% vested in the Company's matching contributions after five years of credited service. Contributions made by the Company under these plans were $11.2 million, $10.6 million, and $10.1 million in Fiscal 2019, Fiscal 2018, and Fiscal 2017, respectively.
International Defined Benefit Plans
The Company sponsors certain single-employer defined benefit plans and cash balance plans at international locations which are not considered to be material individually or in the aggregate to the Company's financial statements. Pension benefits under these plans are based on formulas that reflect the employees' years of service and compensation levels during their employment period. The aggregate funded status of the single-employer defined benefit plans reflected net liabilities of $2.8 million and $1.1 million as of March 30, 2019 and March 31, 2018, respectively, and were primarily recorded within other non-current liabilities in the Company's consolidated balance sheets. These single-employer defined benefit plans had aggregate projected benefit obligations of $48.1 million and aggregate fair values of plan assets of $45.3 million as of March 30, 2019, compared to aggregate projected benefit obligations of $43.4 million and aggregate fair values of plan assets of $42.3 million as of March 31, 2018. The asset portfolio of the single-employer defined benefit plans primarily consists of fixed income securities, which have been measured at fair value largely using Level 2 inputs, as described in Note 12. Net pension expense for these plans was $4.2 million, $6.6 million, and $9.2 million in Fiscal 2019, Fiscal 2018, and Fiscal 2017, respectively. The service cost component of $4.4 million, $4.6 million, and $6.7 million in Fiscal 2019, Fiscal 2018, and Fiscal 2017, respectively, was recorded within SG&A expenses in the Company's consolidated statements of operations. All other components of net pension expense during the fiscal years presented were recorded within other income (expense), net, in the Company's consolidated statement of operations.
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
Other Compensation Plans
The Company had a non-qualified supplemental retirement plan for certain highly compensated employees whose benefits under the 401(k) profit sharing retirement savings plans were expected to be constrained by the operation of Internal Revenue Code limitations. These supplemental benefits vested over time and the related compensation expense was recognized over the vesting period. Effective August 2008, the Company amended this plan, resulting in a suspension of the annual contributions for substantially all plan participants. Further, affected participants were provided with a one-time election to either withdraw all benefits vested in the plan in a lump sum amount or remain in the plan and receive future distributions of benefits. As of March 30, 2019 and March 31, 2018, amounts accrued under this plan totaled $5.1 million and $7.0 million, respectively, and were classified within other non-current liabilities in the consolidated balance sheets. Total compensation expense recognized related to these benefits was not material in any of the three fiscal years presented.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.	Segment Information
The Company has three reportable segments based on its business activities and organization:

•
North America — The North America segment primarily consists of sales of Ralph Lauren branded apparel, footwear, accessories, home furnishings, and related products made through the Company's wholesale and retail businesses in the U.S. and Canada, excluding Club Monaco. In North America, the Company's wholesale business is comprised primarily of sales to department stores, and to a lesser extent, specialty stores. The Company's retail business in North America is comprised of its Ralph Lauren stores, its factory stores, and its digital commerce site, www.RalphLauren.com.

•
Europe — The Europe segment primarily consists of sales of Ralph Lauren branded apparel, footwear, accessories, home furnishings, and related products made through the Company's wholesale and retail businesses in Europe and the Middle East, excluding Club Monaco. In Europe, the Company's wholesale business is comprised of a varying mix of sales to both department stores and specialty stores, depending on the country. The Company's retail business in Europe is comprised of its Ralph Lauren stores, its factory stores, its concession-based shop-within-shops, and its various digital commerce sites.

•
Asia — The Asia segment primarily consists of sales of Ralph Lauren branded apparel, footwear, accessories, home furnishings, and related products made through the Company's wholesale and retail businesses in Asia, Australia, and New Zealand. The Company's retail business in Asia is comprised of its Ralph Lauren stores, its factory stores, its concession-based shop-within-shops, and its digital commerce site, www.RalphLauren.cn, which launched in September 2018. In addition, the Company sells its products online through various third-party digital partner commerce sites. In Asia, the Company's wholesale business is comprised primarily of sales to department stores, with related products distributed through shop-within-shops.

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
Net revenues for each of the Company's segments are as follows:

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017
	(millions)
Net revenues:
North America	$3,202.9	$3,231.0	$3,783.0
Europe	1,659.9	1,585.0	1,543.4
Asia	1,041.0	933.7	882.5
Other non-reportable segments	409.2	432.6	443.9
Total net revenues(a)	$6,313.0	$6,182.3	$6,652.8

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)
The Company's sales to its largest wholesale customer, Macy's, accounted for approximately 8% of its total net revenues in each of Fiscal 2019 and Fiscal 2018 and 10% in Fiscal 2017. Substantially all of the Company's sales to Macy's related to its North America segment.

Operating income (loss) for each of the Company's segments is as follows:

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017
	(millions)
Operating income (loss)(a):
North America	$682.8	$677.6	$666.8
Europe	389.9	356.7	305.2
Asia	161.0	137.2	(86.3)
Other non-reportable segments	121.6	107.5	81.0
	1,355.3	1,279.0	966.7
Unallocated corporate expenses	(663.4)	(672.8)	(740.4)
Unallocated restructuring and other charges(b)	(130.1)	(108.0)	(318.6)
Total operating income (loss)	$561.8	$498.2	$(92.3)

(a)
Segment operating income (loss) and unallocated corporate expenses during the fiscal years presented included certain restructuring-related inventory charges (see Note 9) and asset impairment charges (see Note 8), which are detailed below:

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017
	(millions)
Restructuring-related inventory charges:
North America	$(1.9)	$(2.8)	$(33.9)
Europe	(2.5)	(1.5)	(20.1)
Asia	(0.8)	(2.9)	(137.6)
Other non-reportable segments	(2.0)	(0.4)	(6.3)
Total restructuring-related inventory charges	$(7.2)	$(7.6)	$(197.9)

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017
	(millions)
Asset impairment charges:
North America	$(3.1)	$(4.7)	$(62.5)
Europe	(4.3)	(1.2)	(3.1)
Asia	(4.4)	(1.0)	(42.0)
Other non-reportable segments	(8.1)	(22.4)	(29.2)
Unallocated corporate expenses	(5.9)	(20.7)	(117.0)
Total asset impairment charges	$(25.8)	$(50.0)	$(253.8)

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b)	The fiscal years presented included certain unallocated restructuring and other charges (see Note 9), which are detailed below:

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017
	(millions)
Unallocated restructuring and other charges:
North America-related	$(27.0)	$(15.5)	$(34.7)
Europe-related	(12.0)	(4.5)	(27.7)
Asia-related	(0.9)	2.5	(68.3)
Other non-reportable segment-related	(7.4)	(8.5)	(7.7)
Corporate operations-related	(46.3)	(53.2)	(155.6)
Unallocated restructuring charges	(93.6)	(79.2)	(294.0)
Other charges (see Note 9)	(36.5)	(28.8)	(24.6)
Total unallocated restructuring and other charges	$(130.1)	$(108.0)	$(318.6)
The following tables summarize depreciation and amortization expense and capital expenditures for each of the Company's segments:

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017
	(millions)
Depreciation and amortization expense:
North America	$81.8	$82.5	$110.0
Europe	33.5	34.8	31.8
Asia	49.1	50.3	47.8
Other non-reportable segments	7.3	10.7	14.5
Unallocated corporate	95.5	102.8	103.4
Unallocated restructuring and other charges (see Note 9)	14.1	14.1	—
Total depreciation and amortization expense	$281.3	$295.2	$307.5

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017
	(millions)
Capital expenditures:
North America	$74.6	$41.9	$62.8
Europe	26.4	28.5	43.6
Asia	45.2	40.7	30.2
Other non-reportable segments	5.2	5.3	20.1
Unallocated corporate	46.3	45.2	127.3
Total capital expenditures	$197.7	$161.6	$284.0

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net revenues and long-lived assets by geographic location of the reporting subsidiary are as follows:

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017
	(millions)
Net revenues(a):
The Americas(b)	$3,602.2	$3,652.1	$4,214.7
Europe(c)	1,668.6	1,595.2	1,554.1
Asia(d)	1,042.2	935.0	884.0
Total net revenues	$6,313.0	$6,182.3	$6,652.8

	March 30, 2019	March 31, 2018
	(millions)
Long-lived assets(a):
The Americas(b)	$789.6	$915.4
Europe(c)	140.0	154.8
Asia(d)	109.6	116.1
Total long-lived assets	$1,039.2	$1,186.3

(a)	Net revenues and long-lived assets for certain of the Company's licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.

(b)
Includes the U.S., Canada, and Latin America. Net revenues earned in the U.S. were $3.379 billion, $3.427 billion, and $3.990 billion in Fiscal 2019, Fiscal 2018, and Fiscal 2017, respectively. Long-lived assets located in the U.S. were $766.1 million and $889.7 million as of March 30, 2019 and March 31, 2018, respectively.

(c)	Includes the Middle East.

(d)	Includes Australia and New Zealand.

20.	Additional Financial Information
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
A reconciliation of cash, cash equivalents, and restricted cash as of March 30, 2019 and March 31, 2018 from the consolidated balance sheets to the consolidated statements of cash flows is as follows:

	March 30, 2019	March 31, 2018
	(millions)
Cash and cash equivalents	$584.1	$1,304.6
Restricted cash included within prepaid expenses and other current assets	11.9	15.5
Restricted cash included within other non-current assets	30.5	35.4
Total cash, cash equivalents, and restricted cash	$626.5	$1,355.5
Amounts included in restricted cash relate to cash placed in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters and real estate leases.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Interest and Taxes
Cash paid for interest and income taxes is as follows:

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	April 1, 2017
	(millions)
Cash paid for interest	$17.3	$11.7	$13.0
Cash paid for income taxes	102.0	54.0	81.7
Non-cash Transactions
Non-cash investing activities included capital expenditures incurred but not yet paid of $47.6 million, $37.0 million, and $45.7 million as of the end of Fiscal 2019, Fiscal 2018, and Fiscal 2017, respectively.
Additionally, during Fiscal 2018 and Fiscal 2017, the Company recorded capital lease assets and corresponding capital lease obligations of $3.3 million and $10.9 million, respectively, within its consolidated balance sheet.
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
These consolidated financial statements have been audited by Ernst & Young LLP in Fiscal 2019, Fiscal 2018, and Fiscal 2017, which is an independent registered public accounting firm. They conducted their audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and have expressed herein their unqualified opinions on those financial statements.
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
May 16, 2019

/s/ PATRICE LOUVET	/s/ JANE HAMILTON NIELSEN
Patrice Louvet	Jane Hamilton Nielsen
President and Chief Executive Officer	Chief Operating Officer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Ralph Lauren Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ralph Lauren Corporation (the "Company") as of March 30, 2019 and March 31, 2018, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended March 30, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 30, 2019 and March 31, 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 30, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 30, 2019, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 16, 2019 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
We have served as the Company's auditor since 2008.
New York, New York
May 16, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Ralph Lauren Corporation
Opinion on Internal Control over Financial Reporting
We have audited Ralph Lauren Corporation's internal control over financial reporting as of March 30, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ralph Lauren Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 30, 2019, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 30, 2019 and March 31, 2018, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended March 30, 2019, and the related notes and our report dated May 16, 2019 expressed an unqualified opinion thereon.
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
May 16, 2019

RALPH LAUREN CORPORATION
SELECTED FINANCIAL INFORMATION
The following table sets forth selected historical financial information as of the dates and for the periods indicated.
The consolidated statement of operations data for each of the three fiscal years in the period ended March 30, 2019, as well as the consolidated balance sheet data as of March 30, 2019 and March 31, 2018 have been derived from, and should be read in conjunction with, the audited financial statements, notes, and other financial information presented elsewhere herein. The consolidated statements of operations data for the fiscal years ended April 2, 2016 and March 28, 2015 and the consolidated balance sheet data at April 1, 2017, April 2, 2016, and March 28, 2015 have been derived from audited financial statements not included herein. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein. The historical results are not necessarily indicative of the results to be expected in any future period.

	Fiscal Years Ended(a)
	March 30, 2019(b)	March 31, 2018(b)	April 1, 2017	April 2, 2016	March 28, 2015
	(millions, except per share data)
Statement of Operations Data:
Net revenues	$6,313.0	$6,182.3	$6,652.8	$7,405.2	$7,620.3
Gross profit(c)	3,886.0	3,751.7	3,651.1	4,186.7	4,377.9
Impairment of assets	(25.8)	(50.0)	(253.8)	(48.8)	(6.9)
Restructuring and other charges	(130.1)	(108.0)	(318.6)	(142.6)	(10.1)
Operating income (loss)	561.8	498.2	(92.3)	582.8	1,035.5
Interest income (expense), net	20.1	(5.9)	(5.1)	(14.7)	(9.0)
Net income (loss)	$430.9	$162.8	$(99.3)	$396.4	$702.2
Net income (loss) per common share:
Basic	$5.35	$1.99	$(1.20)	$4.65	$7.96
Diluted	$5.27	$1.97	$(1.20)	$4.62	$7.88
Weighted-average common shares outstanding:
Basic	80.6	81.7	82.7	85.2	88.2
Diluted	81.7	82.5	82.7	85.9	89.1
Dividends declared per common share	$2.50	$2.00	$2.00	$2.00	$1.85

(a)
Fiscal 2016 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks. The inclusion of the 53rd week in Fiscal 2016 resulted in incremental net revenues of $72.2 million and net income of $8.3 million, or $0.10 per diluted share.

(b)
Fiscal 2019 and Fiscal 2018 reflect TCJA enactment-related charges of $27.6 million and $221.4 million, respectively, recorded within the income tax provision (see Note 10 to the accompanying consolidated financial statements).

(c)
Fiscal 2019, Fiscal 2018, Fiscal 2017, and Fiscal 2016 reflect non-cash inventory-related charges of $7.2 million, $7.6 million, $197.9 million, and $20.4 million, respectively, recorded in connection with the Company's restructuring plans (see Note 9 to the accompanying consolidated financial statements).

RALPH LAUREN CORPORATION
SELECTED FINANCIAL INFORMATION (Continued)

	March 30, 2019	March 31, 2018	April 1, 2017	April 2, 2016	March 28, 2015
	(millions)
Balance Sheet Data:
Cash and cash equivalents	$584.1	$1,304.6	$668.3	$456.3	$499.7
Investments	1,448.3	785.6	706.1	816.0	652.2
Working capital(a)	2,394.7	1,961.2	1,794.6	1,854.4	2,137.4
Total assets	5,942.8	6,143.3	5,652.0	6,213.1	6,105.8
Total debt (including current maturities of debt)	689.1	596.2	588.2	713.1	532.3
Other non-current obligations(b)	359.3	361.2	250.9	265.7	237.5
Equity	3,287.2	3,457.4	3,299.6	3,743.5	3,891.6

(a)
Working capital is calculated as total current assets less total current liabilities (including current maturities of debt). Working capital as of March 30, 2019, March 31, 2018, April 1, 2017, and April 2, 2016 reflect the Company's adoption of ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes," which requires all deferred tax assets and liabilities, together with any related valuation allowances, to be classified as non-current on the consolidated balance sheet (past guidance required deferred tax assets and liabilities to be broken out as current and non-current on the consolidated balance sheet). Prior periods were not retrospectively adjusted.

(b)	Comprised of the Company's non-current capital lease and income tax payable obligations.

RALPH LAUREN CORPORATION
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following table sets forth the quarterly financial information of the Company:

	Quarterly Periods Ended(a)(b)
	June 30, 2018	September 29, 2018(c)	December 29, 2018(c)	March 30, 2019
	(millions, except per share data)
Net revenues	$1,390.6	$1,690.9	$1,725.8	$1,505.7
Gross profit	895.7	1,029.3	1,059.5	901.5
Net income	109.0	170.3	120.0	31.6
Net income per common share(d):
Basic	$1.33	$2.09	$1.50	$0.40
Diluted	$1.31	$2.07	$1.48	$0.39
Dividends declared per common share	$0.625	$0.625	$0.625	$0.625

	Quarterly Periods Ended(a)(e)
	July 1, 2017	September 30, 2017	December 30, 2017(f)	March 31, 2018(f)
	(millions, except per share data)
Net revenues	$1,347.1	$1,664.2	$1,641.8	$1,529.2
Gross profit	851.2	995.8	996.2	908.5
Net income (loss)	59.5	143.8	(81.8)	41.3
Net income (loss) per common share(d):
Basic	$0.73	$1.76	$(1.00)	$0.51
Diluted	$0.72	$1.75	$(1.00)	$0.50
Dividends declared per common share	$0.50	$0.50	$0.50	$0.50

(a)	All fiscal quarters presented consisted of 13 weeks.

(b)
Net income and net income per common share for the three-month periods ended June 30, 2018, September 29, 2018, December 29, 2018, and March 30, 2019 were negatively impacted by pretax restructuring-related charges, impairment of assets, and certain other charges of $23.7 million, $25.7 million, $45.4 million, and $68.3 million, respectively (see Notes 8 and 9 to the accompanying consolidated financial statements).

(c)
Net income and net income per common share reflect a favorable TCJA measurement period adjustment of $4.7 million and a TCJA measurement period charge of $32.3 million for the three-month periods ended September 29, 2018 and December 29, 2018, respectively (see Note 10 to the accompanying consolidated financial statements).

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

(f)
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

