Form 10-Q
period 2019-06-29
RALPH LAUREN CORP
filed 2019-08-01
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 26, 2019, 51,840,251 shares of the registrant's Class A common stock, $.01 par value, and 25,381,280 shares of the registrant's Class B common stock, $.01 par value, were outstanding.

RALPH LAUREN CORPORATION

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 29, 2019	March 30, 2019
	(millions) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$648.4	$584.1
Short-term investments	1,280.7	1,403.4
Accounts receivable, net of allowances of $180.5 million and $192.2 million	290.7	398.1
Inventories	988.6	817.8
Income tax receivable	33.0	32.1
Prepaid expenses and other current assets	412.7	359.3
Total current assets	3,654.1	3,594.8
Property and equipment, net	987.0	1,039.2
Operating lease right-of-use assets	1,415.8	—
Deferred tax assets	94.3	67.0
Goodwill	925.3	919.6
Intangible assets, net	158.2	163.7
Other non-current assets	109.0	158.5
Total assets	$7,343.7	$5,942.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$351.5	$202.3
Income tax payable	45.3	29.4
Current portion of operating lease liabilities	293.8	—
Accrued expenses and other current liabilities	900.4	968.4
Total current liabilities	1,591.0	1,200.1
Long-term debt	692.1	689.1
Long-term operating lease liabilities	1,483.9	—
Income tax payable	146.7	146.7
Non-current liability for unrecognized tax benefits	77.9	78.8
Other non-current liabilities	339.3	540.9
Commitments and contingencies (Note 14)
Total liabilities	4,330.9	2,655.6
Equity:
Class A common stock, par value $.01 per share; 104.2 million and 102.9 million shares issued; 51.8 million and 52.2 million shares outstanding	1.0	1.0
Class B common stock, par value $.01 per share; 25.4 million issued and outstanding; 25.9 million shares issued and outstanding	0.3	0.3
Additional paid-in-capital	2,516.8	2,493.8
Retained earnings	5,878.6	5,979.1
Treasury stock, Class A, at cost; 52.4 million and 50.7 million shares	(5,274.7)	(5,083.6)
Accumulated other comprehensive loss	(109.2)	(103.4)
Total equity	3,012.8	3,287.2
Total liabilities and equity	$7,343.7	$5,942.8
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 29, 2019	June 30, 2018
	(millions, except per share data) (unaudited)
Net revenues	$1,428.8	$1,390.6
Cost of goods sold	(508.0)	(494.9)
Gross profit	920.8	895.7
Selling, general, and administrative expenses	(746.7)	(741.9)
Impairment of assets	(1.2)	(1.3)
Restructuring and other charges	(29.6)	(22.4)
Total other operating expenses, net	(777.5)	(765.6)
Operating income	143.3	130.1
Interest expense	(4.2)	(4.4)
Interest income	11.6	9.2
Other expense, net	(4.1)	(2.0)
Income before income taxes	146.6	132.9
Income tax provision	(29.5)	(23.9)
Net income	$117.1	$109.0
Net income per common share:
Basic	$1.50	$1.33
Diluted	$1.47	$1.31
Weighted average common shares outstanding:
Basic	78.2	81.9
Diluted	79.9	83.3
Dividends declared per share	$0.6875	$0.625
See accompanying notes.

3

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	June 29, 2019	June 30, 2018
	(millions) (unaudited)
Net income	$117.1	$109.0
Other comprehensive loss, net of tax:
Foreign currency translation gains (losses)	4.0	(30.7)
Net gains (losses) on cash flow hedges	(9.7)	27.7
Net gains (losses) on defined benefit plans	(0.1)	0.1
Other comprehensive loss, net of tax	(5.8)	(2.9)
Total comprehensive income	$111.3	$106.1
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 29, 2019	June 30, 2018
	(millions) (unaudited)
Cash flows from operating activities:
Net income	$117.1	$109.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	66.2	70.3
Deferred income tax expense (benefit)	(8.1)	7.3
Non-cash stock-based compensation expense	23.0	21.5
Non-cash impairment of assets	1.2	1.3
Non-cash restructuring-related inventory charges	0.6	—
Other non-cash charges (benefits)	(1.9)	5.8
Changes in operating assets and liabilities:
Accounts receivable	108.6	153.8
Inventories	(166.3)	(147.1)
Prepaid expenses and other current assets	(48.8)	(35.9)
Accounts payable and accrued liabilities	82.9	(0.1)
Income tax receivables and payables	13.3	19.4
Deferred income	1.8	(4.8)
Other balance sheet changes	7.8	30.1
Net cash provided by operating activities	197.4	230.6
Cash flows from investing activities:
Capital expenditures	(49.4)	(42.3)
Purchases of investments	(173.5)	(1,250.1)
Proceeds from sales and maturities of investments	308.4	469.8
Acquisitions and ventures	0.9	(4.5)
Proceeds from sale of property	20.8	—
Net cash provided by (used in) investing activities	107.2	(827.1)
Cash flows from financing activities:
Repayments of short-term debt	—	(9.9)
Payments of finance lease obligations	(4.9)	(5.7)
Payments of dividends	(48.8)	(40.6)
Repurchases of common stock, including shares surrendered for tax withholdings	(191.1)	(130.0)
Proceeds from exercise of stock options	—	21.8
Net cash used in financing activities	(244.8)	(164.4)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	5.1	(18.8)
Net increase (decrease) in cash, cash equivalents, and restricted cash	64.9	(779.7)
Cash, cash equivalents, and restricted cash at beginning of period	626.5	1,355.5
Cash, cash equivalents, and restricted cash at end of period	$691.4	$575.8
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

			Additional Paid-in Capital		Treasury Stock at Cost
	Common Stock(a)			Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
	(unaudited)
Balance at March 31, 2018	127.9	$1.3	$2,383.4	$5,752.2	46.6	$(4,581.0)	$(98.5)	$3,457.4
Comprehensive income:
Net income				109.0
Other comprehensive loss							(2.9)
Total comprehensive income								106.1
Dividends declared				(50.7)				(50.7)
Repurchases of common stock					0.9	(130.0)		(130.0)
Stock-based compensation			21.5					21.5
Shares issued pursuant to stock-based compensation plans	0.8	—	21.8					21.8
Cumulative adjustments from adoption of new accounting standards				(5.1)				(5.1)
Balance at June 30, 2018	128.7	$1.3	$2,426.7	$5,805.4	47.5	$(4,711.0)	$(101.4)	$3,421.0

Balance at March 30, 2019	128.8	$1.3	$2,493.8	$5,979.1	50.7	$(5,083.6)	$(103.4)	$3,287.2
Comprehensive income:
Net income				117.1
Other comprehensive loss							(5.8)
Total comprehensive income								111.3
Dividends declared				(53.1)				(53.1)
Repurchases of common stock					1.7	(191.1)		(191.1)
Stock-based compensation			23.0					23.0
Shares issued pursuant to stock-based compensation plans	0.8	—	—					—
Cumulative adjustments from adoption of new accounting standards (see Note 4)				(164.5)				(164.5)
Balance at June 29, 2019	129.6	$1.3	$2,516.8	$5,878.6	52.4	$(5,274.7)	$(109.2)	$3,012.8

(a)
Includes Class A and Class B common stock. During the three months ended June 29, 2019, 0.5 million shares of Class B common stock were converted into an equal number of shares of Class A common stock pursuant to the terms of the Class B common stock (see Note 15).

(b)	Accumulated other comprehensive income (loss).
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
The Company organizes its business into the following three reportable segments: North America, Europe, and Asia. In addition to these reportable segments, the Company also has other non-reportable segments. See Note 18 for further discussion of the Company's segment reporting structure.

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
This report should be read in conjunction with the Company's Annual Report on Form 10-K filed with the SEC for the fiscal year ended March 30, 2019 (the "Fiscal 2019 10-K").
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
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2020 will end on March 28, 2020 and will be a 52-week period ("Fiscal 2020"). Fiscal year 2019 ended on March 30, 2019 and was also a

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

52-week period ("Fiscal 2019"). The first quarter of Fiscal 2020 ended on June 29, 2019 and was a 13-week period. The first quarter of Fiscal 2019 ended on June 30, 2018 and was also a 13-week period.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ materially from those estimates.
Significant estimates inherent in the preparation of the consolidated financial statements include reserves for bad debt, customer returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances; the realizability of inventory; reserves for litigation and other contingencies; useful lives and impairments of long-lived tangible and intangible assets; fair value measurements; accounting for income taxes and related uncertain tax positions; valuation of stock-based compensation awards and related pre-vesting forfeiture rates; reserves for restructuring activity; and accounting for business combinations, among others.
Reclassifications
Certain reclassifications have been made to the prior period's financial information in order to conform to the current period's presentation, including a change to the Company's segment reporting structure as further described in Note 18.
Seasonality of Business
The Company's business is typically affected by seasonal trends, with higher levels of wholesale sales in its second and fourth fiscal quarters and higher retail sales in its second and third fiscal quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school, and holiday shopping periods impacting its retail business. As a result of changes in its business, consumer spending patterns, and the macroeconomic environment, historical quarterly operating trends and working capital requirements may not be indicative of the Company's future performance. In addition, fluctuations in sales, operating income, and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, the Company's operating results and cash flows for the three-month period ended June 29, 2019 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2020.

3.	Summary of Significant Accounting Policies
Revenue Recognition
The Company recognizes revenue across all channels of the business when it satisfies its performance obligations by transferring control of promised products or services to its customers, which occurs either at a point in time or over time, depending on when the customer obtains the ability to direct the use of and obtain substantially all of the remaining benefits from the products or services. The amount of revenue recognized considers terms of sale that create variability in the amount of consideration that the Company ultimately expects to be entitled to in exchange for the products or services, and is subject to an overall constraint that a significant revenue reversal will not occur in future periods. Sales and other related taxes collected from customers and remitted to government authorities are excluded from revenue.
Revenue from the Company's wholesale business is generally recognized upon shipment of products, at which point title passes and risk of loss is transferred to the customer. In certain arrangements where the Company retains the risk of loss during shipment, revenue is recognized upon receipt of products by the customer. Wholesale revenue is recorded net of estimates of returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances. Returns and allowances require pre-approval from management and discounts are based on trade terms. Estimates for end-of-season markdown reserves are based on historical trends, actual and forecasted seasonal results, an evaluation of current economic and market conditions, retailer performance, and, in certain cases, contractual terms. Estimates for operational chargebacks are based on actual customer notifications of order fulfillment discrepancies and historical trends. The Company reviews and refines these estimates on at least a quarterly basis. The Company's historical estimates of these amounts have not differed materially from actual results.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue from the Company's retail business is recognized when the customer takes physical possession of the products, which occurs either at the point of sale for merchandise purchased at the Company's retail stores and concession-based shop-within-shops, or upon receipt of shipment for merchandise ordered through direct-to-consumer digital commerce sites. Such revenues are recorded net of estimated returns based on historical trends. Payment is due at the point of sale.
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
Revenue from the Company's licensing arrangements is recognized over time during the period that licensees are provided access to the Company's trademarks (i.e., symbolic intellectual property) and benefit from such access through their sales of licensed products. These arrangements require licensees to pay a sales-based royalty, which for most arrangements may be subject to a contractually-guaranteed minimum royalty amount. Payments are generally due quarterly and, depending on time of receipt, may be recorded as a liability until recognized as revenue. The Company recognizes revenue for sales-based royalty arrangements (including those for which the royalty exceeds any contractually-guaranteed minimum royalty amount) as licensed products are sold by the licensee. If a sales-based royalty is not ultimately expected to exceed a contractually-guaranteed minimum royalty amount, the minimum is recognized as revenue ratably over the contractual period. This sales-based output measure of progress and pattern of recognition best represents the value transferred to the licensee over the term of the arrangement, as well as the amount of consideration that the Company is entitled to receive in exchange for providing access to its trademarks. As of June 29, 2019, contractually-guaranteed minimum royalty amounts expected to be recognized as revenue during future periods were as follows:

Contractually-Guaranteed Minimum Royalties(a)
(millions)
Remainder of Fiscal 2020	$90.2
Fiscal 2021	114.9
Fiscal 2022	77.0
Fiscal 2023	41.9
Fiscal 2024 and thereafter	25.6
Total	$349.6

(a)	Amounts presented do not contemplate anticipated contract renewals or royalties earned in excess of the contractually guaranteed minimums.
Disaggregated Net Revenues
The following table disaggregates the Company's net revenues into categories that depict how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors for the fiscal periods presented:

	Three Months Ended
	June 29, 2019					June 30, 2018
	North America	Europe	Asia	Other	Total	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Wholesale	$316.3	$142.3	$12.1	$1.8	$472.5	$310.1	$142.7	$12.6	$0.8	$466.2
Retail	403.1	218.5	246.5	49.5	917.6	387.5	212.6	235.4	49.9	885.4
Licensing	—	—	—	38.7	38.7	—	—	—	39.0	39.0
Total	$719.4	$360.8	$258.6	$90.0	$1,428.8	$697.6	$355.3	$248.0	$89.7	$1,390.6

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)	Net revenues from the Company's wholesale and retail businesses are recognized at a point in time. Net revenues from the Company's licensing business are recognized over time.
Deferred Income
Deferred income represents cash payments received in advance of the Company's transfer of control of products or services to its customers and is generally comprised of unredeemed gift cards, net of breakage, and advance royalty payments from licensees. The Company's deferred income balances were $16.7 million and $14.8 million as of June 29, 2019 and March 30, 2019, respectively, and were primarily recorded within accrued expenses and other current liabilities within the consolidated balance sheets. During the three months ended June 29, 2019, the Company recognized $5.7 million of net revenues from amounts recorded as deferred income as of March 30, 2019. The majority of the deferred income balance as of June 29, 2019 is expected to be recognized as revenue within the next twelve months.
Shipping and Handling Costs
Costs associated with shipping goods to the Company's customers are accounted for as fulfillment activities and reflected as a component of selling, general, and administrative ("SG&A") expenses in the consolidated statements of operations. Costs of preparing merchandise for sale, such as picking, packing, warehousing, and order charges ("handling costs") are also included in SG&A expenses. Shipping and handling costs billed to customers are included in revenue.
A summary of shipping and handling costs for the fiscal periods presented is as follows:

	Three Months Ended
	June 29, 2019	June 30, 2018
	(millions)
Shipping costs	$9.9	$8.7
Handling costs	36.2	35.7

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
The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to shares used to calculate diluted net income per common share as follows:

	Three Months Ended
	June 29, 2019	June 30, 2018
	(millions)
Basic shares	78.2	81.9
Dilutive effect of stock options and RSUs	1.7	1.4
Diluted shares	79.9	83.3

All earnings per share amounts have been calculated using unrounded numbers. Options to purchase shares of the Company's Class A common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding performance-based and market-based RSUs, which are included in the computation of diluted shares only to the extent that the underlying performance or market conditions (i) have been satisfied as of the end of the reporting period or (ii) would

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. As of June 29, 2019 and June 30, 2018, there were 1.0 million and 1.6 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based RSUs that were excluded from the diluted shares calculations.
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
A rollforward of the activity in the Company's reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented below:

	Three Months Ended
	June 29, 2019	June 30, 2018
	(millions)
Beginning reserve balance	$176.5	$202.5
Amount charged against revenue to increase reserve	113.9	99.7
Amount credited against customer accounts to decrease reserve	(125.9)	(130.1)
Foreign currency translation	1.0	(4.9)
Ending reserve balance	$165.5	$167.2

An allowance for doubtful accounts is determined through an analysis of accounts receivable aging, assessments of collectability based on an evaluation of historical and anticipated trends, the financial condition of the Company's customers, and an evaluation of the impact of economic conditions, among other factors.
A rollforward of the activity in the Company's allowance for doubtful accounts is presented below:

	Three Months Ended
	June 29, 2019	June 30, 2018
	(millions)
Beginning reserve balance	$15.7	$19.7
Amount recorded to expense to increase reserve(a)	0.1	—
Amount written-off against customer accounts to decrease reserve	(1.0)	(0.4)
Foreign currency translation	0.2	(0.6)
Ending reserve balance	$15.0	$18.7

(a)	Amounts recorded to bad debt expense are included within SG&A expenses in the consolidated statements of operations.
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department and specialty stores around the world, and extends credit based on an evaluation of each customer's financial capacity and condition, usually without requiring collateral. In the Company's wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2019, the Company's sales to its three largest wholesale customers accounted for approximately 19%

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of total net revenues. Substantially all of the Company's sales to its three largest wholesale customers related to its North America segment. As of June 29, 2019, these three key wholesale customers constituted approximately 26% of total gross accounts receivable.
Inventories
The Company holds inventory that is sold through wholesale distribution channels to major department stores and specialty retail stores. The Company also holds retail inventory that is sold in its own stores and digital commerce sites directly to consumers. Substantially all of the Company's inventories are comprised of finished goods, which are stated at the lower of cost or estimated realizable value, with cost determined on a weighted-average cost basis. Inventory held by the Company totaled $988.6 million, $817.8 million, and $890.0 million as of June 29, 2019, March 30, 2019, and June 30, 2018, respectively.
Leases
As discussed in Note 4, the Company adopted a new lease accounting standard as of the beginning of the first quarter of Fiscal 2020.
The Company's lease arrangements primarily relate to real estate, including its retail stores, concession-based shop-within-shops, corporate offices, and warehouse facilities, and to a lesser extent, certain equipment and other assets. The Company's leases generally have initial terms ranging from 3 to 15 years and may include renewal or early-termination options, rent escalation clauses, and/or lease incentives in the form of construction allowances and rent abatements. Renewal rent payment terms generally reflect market rates prevailing at the time of renewal. The Company is typically required to make fixed minimum rent payments, variable rent payments based on performance (e.g., percentage-of-sales-based payments), or a combination thereof, directly related to its right to use an underlying leased asset. The Company is also often required to pay for certain other costs that do not relate specifically to its right to use an underlying leased asset, but that are associated with the asset, including real estate taxes, insurance, common area maintenance fees, and/or certain other costs (referred to collectively herein as "non-lease components"), which may be fixed or variable in amount, depending on the terms of the respective lease agreement. The Company's leases do not contain significant residual value guarantees or restrictive covenants.
The Company determines whether an arrangement contains a lease at the arrangement's inception. If a lease is determined to exist, its related term is assessed at lease commencement, once the underlying asset is made available by the lessor for the Company's use. The Company's assessment of the lease term reflects the non-cancellable period of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options for which the Company is reasonably certain of not exercising, as well as periods covered by renewal options for which it is reasonably certain of exercising. The Company also determines lease classification as either operating or finance (formerly referred to as "capital") at lease commencement, which governs the pattern of expense recognition and the presentation thereof reflected in the consolidated statements of operations over the lease term.
For leases with a lease term exceeding 12 months, a lease liability is recorded on the Company's consolidated balance sheet at lease commencement reflecting the present value of its fixed payment obligations over the lease term. A corresponding right-of-use ("ROU") asset equal to the initial lease liability is also recorded, increased by any prepaid rent and/or initial direct costs incurred in connection with execution of the lease, and reduced by any lease incentives received. The Company includes fixed payment obligations related to non-lease components in the measurement of ROU assets and lease liabilities, as it elects to account for lease and non-lease components together as a single lease component. Variable lease payments are not included in the measurement of ROU assets and liabilities. ROU assets associated with finance leases are presented separate from those associated with operating leases, and are included within property and equipment, net on the Company's consolidated balance sheet. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are not readily determinable. The Company's incremental borrowing rate reflects the rate it would pay to borrow on a secured basis, and incorporates the term and economic environment of the lease.
For operating leases, fixed lease payments are recognized as operating lease cost on a straight-line basis over the lease term. For finance leases, the initial ROU asset is depreciated on a straight-line basis over the lease term, along with recognition of interest expense associated with accretion of the lease liability, which is ultimately reduced by the related fixed payments as they are made. For leases with a lease term of 12 months or less (referred to as a "short-term lease"), any fixed lease payments are recognized on a straight-line basis over such term, and are not recognized on the consolidated balance sheet. Variable lease cost for both operating and finance leases, if any, is recognized as incurred.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ROU assets, along with any other related long-lived assets, are periodically evaluated for impairment (see Note 11). To the extent that an ROU asset and any related long-lived assets are determined to be impaired, they are written down accordingly on a relative carrying amount basis, with the ROU asset written down to an amount no lower than its estimated fair value. Subsequent to the recognition of any such impairment, total remaining lease cost is recognized on a front-loaded basis over the remaining lease term.
See Note 13 for further discussion of the Company's leases.
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
As a result of its use of derivative instruments, the Company is exposed to the risk that counterparties to such contracts will fail to meet their contractual obligations. To mitigate this counterparty credit risk, the Company has a policy of only entering into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. The Company's established policies and procedures for mitigating credit risk from derivative transactions include ongoing review and assessment of its counterparties' creditworthiness. The Company also enters into master netting arrangements with counterparties, when possible, to further mitigate credit risk. In the event of default or termination (as such terms are defined within the respective master netting arrangement), these arrangements allow the Company to net-settle amounts payable and receivable related to multiple derivative transactions with the same counterparty. The master netting arrangements specify a number of events of default and termination, including, among others, the failure to make timely payments.
The fair values of the Company's derivative instruments are recorded on its consolidated balance sheets on a gross basis. For cash flow reporting purposes, proceeds received or amounts paid upon the settlement of a derivative instrument are classified in the same manner as the related item being hedged, primarily within cash flows from operating activities.
Cash Flow Hedges
The Company uses forward foreign currency exchange contracts to mitigate its risk related to exchange rate fluctuations on inventory transactions made in an entity's non-functional currency and the settlement of foreign currency-denominated balances. To the extent forward foreign currency exchange contracts are designated as qualifying cash flow hedges, the related gains or losses are initially deferred in equity as a component of AOCI and are subsequently recognized in the consolidated statements of operations as follows:

•	Forecasted Inventory Transactions — recognized as part of the cost of the inventory being hedged within cost of goods sold when the related inventory is sold to a third party.

•
Settlement of Foreign Currency Balances — recognized within other expense, net during the period that the hedged balance is remeasured through earnings, generally through its ultimate settlement when the related payment occurs.

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
Refer to Note 3 of the Fiscal 2019 10-K for a summary of all of the Company's significant accounting policies.

4.	Recently Issued Accounting Standards
Implementation Costs in Cloud Computing Arrangements
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" ("ASU 2018-15"). ASU 2018-15 addresses diversity in practice surrounding the accounting for costs incurred to implement a cloud computing hosting arrangement that is a service contract by establishing a model for capitalizing or expensing such costs, depending on their nature and the stage of the implementation project during which they are incurred. Any capitalized costs are to be amortized over the reasonably certain term of the hosting arrangement and presented in the same line within the statement of operations as the related service arrangement's fees. ASU 2018-15 also requires enhanced qualitative and quantitative disclosures surrounding hosting arrangements that are service contracts. ASU 2018-15 is effective for the Company beginning in its fiscal year ending March 27, 2021 ("Fiscal 2021"), with early adoption permitted, and may be adopted on either a retrospective or prospective basis. Although the impact of adopting ASU 2018-15 will depend on the composition of its cloud computing arrangements in place at that time, other than the new disclosure requirements, the Company does not currently expect that it will have a material impact on its consolidated financial statements.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"). Existing accounting guidance requires the remeasurement of deferred tax assets and liabilities resulting from a change in tax laws and rates to be presented within net income, including deferred taxes related to items recorded within AOCI. ASU 2018-02 provides an entity with the option to adjust AOCI for the "stranded" tax effect of such remeasurements resulting from the reduction in the U.S. federal statutory income tax rate under the 2017 Tax Cuts and Jobs Act (the "TCJA") through a reclassification to retained earnings.
The Company adopted ASU 2018-02 as of the beginning of the first quarter of Fiscal 2020 and elected to reclassify the income tax effect stranded in AOCI related to the TCJA, inclusive of state income tax-related effects, resulting in a $4.9 million increase to its opening retained earnings balance. The Company generally releases income tax effects from AOCI when the corresponding pretax AOCI items are reclassified to earnings.
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). ASU 2016-13, which was further updated and clarified by the FASB through issuance of additional related ASUs, amends the guidance surrounding measurement and recognition of credit losses on financial assets measured at amortized cost, including trade receivables and investments in debt securities, by requiring recognition of an allowance for credit losses expected to be incurred over an asset's lifetime based on relevant information about past events, current conditions, and supportable forecasts impacting its ultimate collectibility. This "expected loss" model will result in earlier recognition of credit losses than the current "as incurred" model, under which losses are recognized only upon an occurrence of an event that gives rise to the incurrence of a probable loss. ASU 2016-13 is effective for the Company beginning in its Fiscal 2021, with early adoption permitted, and is to be adopted on a modified retrospective basis. The Company is currently evaluating the impact that ASU 2016-13 will have on its consolidated financial statements, if any.
Leases
In February 2016, the FASB issued ASU No. 2016-02, "Leases." ASU No. 2016-02, along with certain other ASUs that were subsequently issued to clarify and modify certain of its provisions (collectively "ASU 2016-02"), supersedes historical lease accounting guidance and requires that, among its provisions, a lessee's rights and fixed payment obligations under most leases be recognized as ROU assets and lease liabilities on its balance sheet, initially measured based on the present value of its fixed payment obligations over the lease term. Under historical guidance, only those leases classified as capital were recognized on a lessee's balance sheet; operating leases were not recognized on the balance sheet. ASU 2016-02 retains a dual model for classifying leases as either finance (formerly referred to as "capital") or operating, consistent with historical guidance, which governs the pattern of expense recognition reflected in the statement of operations over the lease term. Accordingly, recognition of lease expense in the statement of operations will not significantly change. Additionally, variable lease payments based on performance, such as percentage-of-sales-based payments, are not included in the measurement of ROU assets and lease liabilities and, consistent with historical practice, are recognized as an expense in the period incurred. The standard also requires enhanced quantitative and qualitative lease-related disclosures.
The Company adopted ASU 2016-02 as of the beginning of the first quarter of Fiscal 2020 using a modified retrospective approach under which the cumulative effect of initially applying the standard was recognized as an adjustment to its opening retained earnings (discussed further below), with no restatement of prior year amounts. In connection therewith, the Company applied an optional package of practical expedients intended to ease transition to the standard for existing leases by, among its provisions, carrying forward its original lease classification conclusions without reassessment. Upon adoption of ASU 2016-02, the Company recognized initial ROU asset and lease liability balances of approximately $1.60 billion and $1.75 billion, respectively, on its consolidated balance sheet.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additionally, in connection with its adoption of ASU 2016-02, the Company recorded an adjustment to reduce its opening retained earnings balance by $131.6 million, net of related income tax benefits, reflecting the impairment of an ROU asset for a certain real estate lease of which, under historical accounting guidance, the Company was previously deemed the owner for accounting purposes (commonly referred to as a "build-to-suit" lease arrangement). Specifically, although the Company no longer generates revenue or other cash flows from its rights underlying the leased asset given it no longer actively uses the space for commercial purposes, the asset was previously not considered impaired under historical accounting guidance as its fair value, assessed from an ownership perspective (and not from that of a lessee), exceeded its carrying value. However, in accordance with and upon transitioning to ASU 2016-02, the Company derecognized the remaining asset and liability balances previously recognized solely as a result of the arrangement's build-to-suit designation, as the related construction activities that originally gave rise to such designation have since ended, and established initial ROU asset and lease liability balances measured based on the Company's remaining fixed payment obligations under the lease. The initial ROU asset was then assessed for impairment based on the aggregate estimated cash flows that could be generated by transferring the lease to a market participant sublessee for the remainder of its term, which were lower than the aggregate remaining lease payments underlying the measurement of the initial ROU asset. Accordingly, the Company impaired the initial ROU asset by $175.4 million to its estimated fair value which was recorded as a reduction to its opening retained earnings balance, net of related income tax benefits of $43.8 million, upon adoption of ASU 2016-02, as previously noted.
The Company also recorded other initial ROU asset impairment adjustments to reduce its opening retained earnings balance upon adoption of the standard related to leases of certain underperforming retail locations for which the carrying value of the respective store's initial operating lease ROU asset exceeded its fair value. These impairments of $49.7 million were recorded as adjustments to reduce the Company's opening retained earnings balance by $37.8 million, net of related income tax effects. Leasehold improvements related to these underperforming retail locations were previously fully-impaired prior to the adoption of ASU 2016-02.
See Notes 3 and 13 for further discussion of the Company's lease accounting policy and other related disclosures.

5.	Property and Equipment
Property and equipment, net consists of the following:

	June 29, 2019	March 30, 2019
	(millions)
Land and improvements	$15.3	$15.3
Buildings and improvements	313.3	387.8
Furniture and fixtures	630.0	626.4
Machinery and equipment	353.1	350.4
Capitalized software	547.5	534.0
Leasehold improvements	1,177.7	1,169.4
Construction in progress	62.3	58.7
	3,099.2	3,142.0
Less: accumulated depreciation	(2,112.2)	(2,102.8)
Property and equipment, net	$987.0	$1,039.2

Depreciation expense was $60.3 million and $64.4 million during the three-month periods ended June 29, 2019 and June 30, 2018, respectively, and is recorded primarily within SG&A expenses in the consolidated statements of operations.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Other Assets and Liabilities
Prepaid expenses and other current assets consist of the following:

	June 29, 2019	March 30, 2019
	(millions)
Other taxes receivable	$171.4	$137.9
Non-trade receivables	43.8	30.8
Restricted cash	34.9	11.9
Tenant allowances receivable	24.5	8.2
Inventory return asset	21.9	18.4
Prepaid occupancy costs	21.0	38.0
Prepaid software maintenance	19.0	19.8
Derivative financial instruments	14.4	19.8
Prepaid advertising and marketing	12.2	9.6
Assets held-for-sale(a)	—	20.8
Other prepaid expenses and current assets	49.6	44.1
Total prepaid expenses and other current assets	$412.7	$359.3

(a)
Assets held-for-sale as of March 30, 2019 related to the estimated fair value, less costs to sell, of the Company's corporate jet. The jet was sold during the first quarter of Fiscal 2020 with no gain or loss recognized on sale. The Company donated the $20.8 million net cash proceeds received from the sale to the Polo Ralph Lauren Foundation, a non-profit, charitable foundation that supports various philanthropic programs.

Other non-current assets consist of the following:

	June 29, 2019	March 30, 2019
	(millions)
Non-current investments	$34.1	$44.9
Security deposits	25.3	24.5
Derivative financial instruments	9.6	12.2
Restricted cash	8.1	30.5
Other non-current assets	31.9	46.4
Total other non-current assets	$109.0	$158.5

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accrued expenses and other current liabilities consist of the following:

	June 29, 2019	March 30, 2019
	(millions)
Accrued operating expenses	$200.5	$235.2
Accrued inventory	194.6	141.0
Other taxes payable	183.3	158.3
Accrued payroll and benefits	145.5	232.5
Dividends payable	53.1	48.8
Accrued capital expenditures	44.2	47.6
Restructuring reserve	36.8	60.4
Deferred income	16.2	14.1
Finance lease obligations	11.0	22.3
Other accrued expenses and current liabilities	15.2	8.2
Total accrued expenses and other current liabilities	$900.4	$968.4

Other non-current liabilities consist of the following:

	June 29, 2019	March 30, 2019
	(millions)
Finance lease obligations	$199.4	$212.6
Deferred lease incentives and obligations	60.8	202.7
Derivative financial instruments	15.7	11.9
Deferred tax liabilities	10.7	50.2
Restructuring reserve	2.5	11.4
Other non-current liabilities	50.2	52.1
Total other non-current liabilities	$339.3	$540.9

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Impairment of Assets
During the three-month periods ended June 29, 2019 and June 30, 2018, the Company recorded non-cash impairment charges of $1.2 million and $1.3 million, respectively, to write off certain long-lived assets in connection with its restructuring plans (see Note 8).
See Note 11 for further discussion of these impairment charges.

8.	Restructuring and Other Charges
A description of significant restructuring and other activities and their related costs is provided below.
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
A summary of charges recorded in connection with the Fiscal 2019 Restructuring Plan during the fiscal periods presented, as well as the cumulative charges recorded since its inception, is as follows:

	Three Months Ended
	June 29, 2019	June 30, 2018	Cumulative Charges
	(millions)
Cash-related restructuring charges:
Severance and benefit costs	$5.9	$8.2	$66.1
Lease termination and store closure costs	0.3	—	2.1
Other cash charges	0.8	—	8.2
Total cash-related restructuring charges	7.0	8.2	76.4
Non-cash charges:
Impairment of assets (see Note 7)	1.2	1.3	11.5
Inventory-related charges(a)	0.6	—	6.6
Loss on sale of property(b)	—	—	11.6
Total non-cash charges	1.8	1.3	29.7
Total charges	$8.8	$9.5	$106.1

(a)	Inventory-related charges are recorded within cost of goods sold in the consolidated statements of operations.

(b)
Loss on sale of property, which was recorded within restructuring and other charges in the consolidated statements of operations during the third quarter of Fiscal 2019, was incurred in connection with the sale of one of the Company's distribution centers in North America. Total cash proceeds from the sale were $20.0 million.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of current period activity in the restructuring reserve related to the Fiscal 2019 Restructuring Plan is as follows:

	Severance and Benefit Costs	Lease Termination and Store Closure Costs	Other Cash Charges	Total
	(millions)
Balance at March 30, 2019	$41.0	$0.5	$0.1	$41.6
Additions charged to expense	5.9	0.3	0.8	7.0
Cash payments charged against reserve	(16.2)	(0.3)	(0.2)	(16.7)
Non-cash adjustments(a)	—	(0.4)	—	(0.4)
Balance at June 29, 2019	$30.7	$0.1	$0.7	$31.5

(a)
Certain lease-related liabilities previously recognized in connection with the Company's closure and cessation of use of real estate locations were reclassified and reflected as reductions of the respective operating lease ROU assets initially recognized upon adoption of ASU 2016-02 (see Note 4).

Other Restructuring Plans
The Company recorded restructuring-related charges of $6.5 million during the three months ended June 30, 2018 related to certain other restructuring plans initiated prior to Fiscal 2019, primarily consisting of severance and benefit costs. Actions associated with these other plans were completed in previous fiscal years.
A summary of current period activity in the restructuring reserve related to these other plans is as follows:

	Severance and Benefit Costs	Lease Termination and Store Closure Costs	Other Cash Charges	Total
	(millions)
Balance at March 30, 2019	$6.5	$23.3	$0.4	$30.2
Additions charged to expense	—	—	—	—
Cash payments charged against reserve	(3.2)	(0.3)	—	(3.5)
Non-cash adjustments(a)	—	(18.9)	—	(18.9)
Balance at June 29, 2019	$3.3	$4.1	$0.4	$7.8

(a)
Certain lease-related liabilities previously recognized in connection with the Company's closure and cessation of use of real estate locations were reclassified and reflected as reductions of the respective operating lease ROU assets initially recognized upon adoption of ASU 2016-02 (see Note 4).

Refer to Note 9 of the Fiscal 2019 10-K for additional discussion regarding these other restructuring plans.
Other Charges
The Company recorded other charges of $20.8 million during the three months ended June 29, 2019 related to the donation of net cash proceeds received from the sale of its corporate jet. This donation was made to the Polo Ralph Lauren Foundation, a non-profit, charitable foundation that supports various philanthropic programs. Additionally, during the three months ended June 29, 2019, the Company recorded other charges of $1.8 million primarily related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired.
The Company recorded other charges of $3.5 million during the three months ended June 30, 2018 related to depreciation expense associated with its former Polo store at 711 Fifth Avenue in New York City, recorded after the store closed during the first quarter of Fiscal 2018. Additionally, during the three months ended June 30, 2018, the Company recorded other charges of $4.2 million primarily related to a customs audit. Refer to Note 14 of the Fiscal 2019 10-K for additional discussion regarding the Company's customs audit.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Income Taxes
Effective Tax Rate
The Company's effective tax rate, which is calculated by dividing each fiscal period's income tax provision by pretax income, was 20.1% and 18.0% during the three-month periods ended June 29, 2019 and June 30, 2018, respectively. The effective tax rates for the three-month periods ended June 29, 2019 and June 30, 2018 were lower than the U.S. federal statutory income tax rate of 21% primarily due to the favorable impact of the proportion of earnings generated in lower taxed foreign jurisdictions versus the U.S.
Uncertain Income Tax Benefits
The Company classifies interest and penalties related to unrecognized tax benefits as part of its income tax provision. The total amount of unrecognized tax benefits, including interest and penalties, was $77.9 million and $78.8 million as of June 29, 2019 and March 30, 2019, respectively, and is included within non-current liability for unrecognized tax benefits in the consolidated balance sheets.
The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $69.7 million and $70.7 million as of June 29, 2019 and March 30, 2019, respectively.
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
The Company files a consolidated U.S. federal income tax return, as well as tax returns in various state, local, and foreign jurisdictions. The Company is generally no longer subject to examinations by the relevant tax authorities for years prior to its fiscal year ended March 30, 2013.

10.	Debt
Debt consists of the following:

	June 29, 2019	March 30, 2019
	(millions)
$300 million 2.625% Senior Notes(a)	$296.2	$293.4
$400 million 3.750% Senior Notes(b)	395.9	395.7
Total long-term debt	$692.1	$689.1

(a)
The carrying value of the 2.625% Senior Notes as of June 29, 2019 and March 30, 2019 reflects adjustments of $3.2 million and $5.9 million, respectively, associated with the Company's related interest rate swap contract (see Note 12). The carrying value of the 2.625% Senior Notes is also presented net of unamortized debt issuance costs and discount of $0.6 million and $0.7 million as of June 29, 2019 and March 30, 2019, respectively.

(b)	The carrying value of the 3.750% Senior Notes is presented net of unamortized debt issuance costs and discount of $4.1 million and $4.3 million as of June 29, 2019 and March 30, 2019, respectively.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Commercial Paper
The Company has a commercial paper borrowing program that allows it to issue up to $500 million of unsecured commercial paper notes through private placement using third-party broker-dealers (the "Commercial Paper Program").
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility, as defined below. Accordingly, the Company does not expect combined borrowings outstanding under the Commercial Paper Program and Global Credit Facility to exceed $500 million. Commercial Paper Program borrowings may be used to support the Company's general working capital and corporate needs. Maturities of commercial paper notes vary, but cannot exceed 397 days from the date of issuance. Commercial paper notes issued under the Commercial Paper Program rank equally with the Company's other forms of unsecured indebtedness. As of June 29, 2019, there were no borrowings outstanding under the Commercial Paper Program.
Revolving Credit Facilities
Global Credit Facility
In February 2015, the Company entered into an amended and restated credit facility (which was further amended in March 2016) that provides for a $500 million senior unsecured revolving line of credit through February 11, 2020 (the "Global Credit Facility") under terms and conditions substantially similar to those previously in effect. The Global Credit Facility is also used to support the issuance of letters of credit and the maintenance of the Commercial Paper Program. Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and other currencies, including Euros, Hong Kong Dollars, and Japanese Yen. The Company has the ability to expand its borrowing availability under the Global Credit Facility to $750 million, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. As of June 29, 2019, there were no borrowings outstanding under the Global Credit Facility and the Company was contingently liable for $9.0 million of outstanding letters of credit.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Global Credit Facility contains a number of covenants that, among other things, restrict the Company's ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make certain investments. The Global Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the "leverage ratio") of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus four times consolidated rent expense for the four most recent consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, (iv) consolidated rent expense, (v) restructuring and other non-recurring expenses, and (vi) acquisition-related costs. As of June 29, 2019, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company's Global Credit Facility.
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
As of June 29, 2019, there were no borrowings outstanding under the Pan-Asia Credit Facilities.
Refer to Note 11 of the Fiscal 2019 10-K for additional discussion of the terms and conditions of the Company's debt and credit facilities.

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company's financial assets and liabilities that are measured and recorded at fair value on a recurring basis, excluding accrued interest components:

	June 29, 2019	March 30, 2019
	(millions)
Investments in commercial paper(a)(b)	$187.7	$290.7
Derivative assets(a)	24.0	32.0
Derivative liabilities(a)	19.4	15.5

(a)	Based on Level 2 measurements.

(b)
Amount as of June 29, 2019 was included within short-term investments in the consolidated balance sheet. As of March 30, 2019, $54.7 million was included within cash and cash equivalents and $236.0 million was included within short-term investments in the consolidated balance sheet.

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
The following table summarizes the carrying values and the estimated fair values of the Company's debt instruments:

	June 29, 2019		March 30, 2019
	Carrying Value(a)	Fair Value(b)	Carrying Value(a)	Fair Value(b)
	(millions)
$300 million 2.625% Senior Notes	$296.2	$300.8	$293.4	$299.1
$400 million 3.750% Senior Notes	395.9	423.4	395.7	410.0

(a)	See Note 10 for discussion of the carrying values of the Company's senior notes.

(b)	Based on Level 2 measurements.
Unrealized gains or losses resulting from changes in the fair value of the Company's debt do not result in the realization or expenditure of cash, unless the debt is retired prior to its maturity.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-financial Assets and Liabilities
The Company's non-financial assets, which primarily consist of goodwill, other intangible assets, property and equipment, and lease-related ROU assets, are not required to be measured at fair value on a recurring basis, and instead are reported at carrying value in its consolidated balance sheet. However, on a periodic basis or whenever events or changes in circumstances indicate that they may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), the respective carrying values of non-financial assets are assessed for impairment and, if ultimately considered impaired, are adjusted and written down to their fair value, as estimated based on consideration of external market participant assumptions.
During the three-month periods ended June 29, 2019 and June 30, 2018, the Company recorded non-cash impairment adjustments to reduce the carrying values of certain long-lived assets to their estimated fair values. The fair values of these assets were determined based on Level 3 measurements, the related inputs of which included estimates of the amount and timing of the assets' net future discounted cash flows (including any potential sublease income), based on historical experience and consideration of current trends, market conditions, and comparable sales, as applicable.
The following table summarizes non-cash impairment adjustments recorded by the Company during the fiscal periods presented in order to reduce the carrying values of certain long-lived assets to their estimated fair values as of the assessment date:

	Three Months Ended
	June 29, 2019			June 30, 2018
Long-Lived Asset Category	Fair Value As of Impairment Date	Total Impairments		Fair Value As of Impairment Date	Total Impairments
	(millions)
Property and equipment, net	$—	$0.9		$—	$1.3
Operating lease right-of-use assets	92.9	225.4	(a)	N/A	N/A

(a)
Includes $225.1 million recorded in connection with the Company's adoption of ASC 2016-02 as of the beginning of the first quarter of Fiscal 2020, which, net of related income tax benefits, reduced its opening retained earnings balance by $169.4 million (see Note 4).

See Note 7 for additional discussion regarding non-cash impairment charges recorded by the Company within the consolidated statements of operations during the fiscal periods presented.
No impairment charges associated with goodwill or other intangible assets were recorded during either of the three-month periods ended June 29, 2019 or June 30, 2018.

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
The following table summarizes the Company's outstanding derivative instruments on a gross basis as recorded in its consolidated balance sheets as of June 29, 2019 and March 30, 2019:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	June 29, 2019	March 30, 2019	June 29, 2019		March 30, 2019		June 29, 2019		March 30, 2019
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Cash flow hedges	$646.2	$636.3	PP	$13.4	PP	$19.5	(e)	$5.1	AE	$2.3
IRS — Fixed-rate debt	300.0	300.0		—		—	ONCL	3.2	ONCL	5.9
Net investment hedges(c)	704.5	695.3	ONCA	9.6	ONCA	12.2	ONCL	10.9	ONCL	6.0
Total Designated Hedges	1,650.7	1,631.6		23.0		31.7		19.2		14.2
Undesignated Hedges:
FC — Undesignated hedges(d)	171.3	146.6	PP	1.0	PP	0.3	AE	0.2	AE	1.3
Total Hedges	$1,822.0	$1,778.2		$24.0		$32.0		$19.4		$15.5

(a)	FC = Forward foreign currency exchange contracts; IRS = Interest rate swap contracts.

(b)	PP = Prepaid expenses and other current assets; AE = Accrued expenses and other current liabilities; ONCA = Other non-current assets; ONCL = Other non-current liabilities.

(c)	Includes cross-currency swaps designated as hedges of the Company's net investment in certain foreign operations.

(d)	Primarily includes undesignated hedges of foreign currency-denominated intercompany loans and other intercompany balances.

(e)	$3.5 million included within accrued expenses and other current liabilities and $1.6 million included within other non-current liabilities.
The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheets on a gross basis, even when they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its derivative instruments on a net basis in accordance with the terms of each of its master netting arrangements, spread across eight separate counterparties, the amounts presented in the consolidated balance sheets as of June 29, 2019 and March 30, 2019 would be adjusted from the current gross presentation as detailed in the following table:

	June 29, 2019			March 30, 2019
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount
	(millions)
Derivative assets	$24.0	$(7.9)	$16.1	$32.0	$(4.8)	$27.2
Derivative liabilities	19.4	(7.9)	11.5	15.5	(4.8)	10.7

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties. See Note 3 for further discussion of the Company's master netting arrangements.
The following tables summarize the pretax impact of gains and losses from the Company's designated derivative instruments on its consolidated financial statements for the three-month periods ended June 29, 2019 and June 30, 2018:

	Gains (Losses) Recognized in OCI
	Three Months Ended
	June 29, 2019	June 30, 2018
	(millions)
Designated Hedges:
FC — Cash flow hedges	$(4.4)	$26.1
Net investment hedges — effective portion	(10.0)	37.4
Net investment hedges — portion excluded from assessment of hedge effectiveness	2.5	1.8
Total Designated Hedges	$(11.9)	$65.3

	Location and Amount of Gains (Losses) from Cash Flow Hedges Reclassified from AOCI to Earnings
	Three Months Ended
	June 29, 2019		June 30, 2018
	Cost of goods sold	Other expense, net	Cost of goods sold	Other expense, net
	(millions)
Total amounts presented in the consolidated statements of operations in which the effects of related cash flow hedges are recorded	$(508.0)	$(4.1)	$(494.9)	$(2.0)
Effects of cash flow hedging:
FC — Cash flow hedges	6.2	0.2	(6.2)	1.4

	Gains (Losses) from Net Investment Hedges Recognized in Earnings		Location of Gains (Losses) Recognized in Earnings
	Three Months Ended
	June 29, 2019	June 30, 2018
	(millions)
Net Investment Hedges
Net investment hedges — portion excluded from assessment of hedge effectiveness(a)	$5.0	$4.3	Interest expense
Total Net Investment Hedges	$5.0	$4.3

(a)
Amounts recognized in other comprehensive income (loss) ("OCI") related to the effective portion of the Company's net investment hedges would be recognized in earnings only upon the sale or liquidation of the hedged net investment.

As of June 29, 2019, it is estimated that $13.6 million of pretax net gains on both outstanding and matured derivative instruments designated as qualifying cash flow hedges deferred in AOCI will be recognized in earnings over the next twelve months. Amounts ultimately recognized in earnings will depend on exchange rates in effect when outstanding derivative instruments are settled.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the pretax impact of gains and losses from the Company's undesignated derivative instruments on its consolidated financial statements for the three-month periods ended June 29, 2019 and June 30, 2018:

	Gains (Losses) Recognized in Earnings		Location of Gains (Losses) Recognized in Earnings
	Three Months Ended
	June 29, 2019	June 30, 2018
	(millions)
Undesignated Hedges:
FC — Undesignated hedges	$1.9	$3.1	Other expense, net
Total Undesignated Hedges	$1.9	$3.1

Risk Management Strategies
Forward Foreign Currency Exchange Contracts
The Company uses forward foreign currency exchange contracts to mitigate its risk related to exchange rate fluctuations on inventory transactions made in an entity's non-functional currency, the settlement of foreign currency-denominated balances, and the translation of certain foreign operations' net assets into U.S. dollars. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily to changes in the value of the Euro, the Japanese Yen, the South Korean Won, the Australian Dollar, the Canadian Dollar, the British Pound Sterling, the Swiss Franc, the Swedish Krona, the Chinese Renminbi, the New Taiwan Dollar, and the Hong Kong Dollar, the Company hedges a portion of its foreign currency exposures anticipated over a two-year period. In doing so, the Company uses forward foreign currency exchange contracts that generally have maturities of two months to two years to provide continuing coverage throughout the hedging period of the respective exposure.
Interest Rate Swap Contract
During Fiscal 2016, the Company entered into a pay-floating rate, receive-fixed rate interest rate swap contract which it designated as a hedge against changes in the fair value of its fixed-rate 2.625% Senior Notes, attributed to changes in a benchmark interest rate (the "2.625% Interest Rate Swap"). The 2.625% Interest Rate Swap, which matures on August 18, 2020 and has a notional amount of $300 million, swaps the fixed interest rate on the 2.625% Senior Notes for a variable interest rate based on the 3-month London Interbank Offered Rate ("LIBOR") plus a fixed spread. Changes in the fair value of the 2.625% Interest Rate Swap were offset by changes in the fair value of the 2.625% Senior Notes attributed to changes in the benchmark interest rate, with no resulting net impact reflected in earnings during any of the fiscal periods presented. The following table summarizes the carrying value of the 2.625% Senior Notes and the impacts of the related fair value hedging adjustments as of June 29, 2019 and March 30, 2019:

		Carrying Value of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Item
Hedged Item	Balance Sheet Line in which the Hedged Item is Included	June 29, 2019	March 30, 2019	June 29, 2019	March 30, 2019
		(millions)
$300 million 2.625% Senior Notes	Long-term debt	$296.2	$293.4	$(3.2)	$(5.9)

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cross-Currency Swap Contracts
During Fiscal 2016, the Company entered into a pay-floating rate, receive-floating rate cross-currency swap contract with a notional amount of €274 million that was designated as a hedge of its net investment in certain of its European subsidiaries. This cross-currency swap, which matures on August 18, 2020, swaps the U.S. Dollar-denominated variable interest rate payments based on 3-month LIBOR plus a fixed spread (as paid under the 2.625% Interest Rate Swap discussed above) for Euro-denominated variable interest rate payments based on 3-month Euro Interbank Offered Rate ("EURIBOR") plus a fixed spread, which, in conjunction with the 2.625% Interest Rate Swap, economically converts the Company's $300 million fixed-rate 2.625% Senior Notes obligation to a €274 million floating-rate Euro-denominated obligation.
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
Investments
As of June 29, 2019, the Company's short-term investments consisted of $1.093 billion of time deposits and $187.7 million of commercial paper, and its non-current investments consisted of $34.1 million of time deposits. As of March 30, 2019, the Company's short-term investments consisted of $1.167 billion of time deposits and $236.0 million of commercial paper, and its non-current investments consisted of $44.9 million of time deposits.
No significant realized or unrealized gains or losses on available-for-sale investments or other-than-temporary impairment charges were recorded during any of the fiscal periods presented.
Refer to Note 3 of the Fiscal 2019 10-K for further discussion of the Company's accounting policies relating to its investments.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Leases
The following table summarizes ROU assets and lease liabilities recorded on the Company's consolidated balance sheet as of June 29, 2019:

	June 29, 2019	Location Recorded on Balance Sheet
	(millions)
Assets:
Operating leases	$1,415.8	Operating lease right-of-use assets
Finance leases	181.2	Property and equipment, net
Total lease assets	$1,597.0
Liabilities:
Operating leases:
Current portion	$293.8	Current portion of operating lease liabilities
Non-current portion	1,483.9	Long-term operating lease liabilities
Total operating lease liabilities	1,777.7
Finance leases:
Current portion	11.0	Accrued expenses and other current liabilities
Non-current portion	199.4	Other non-current liabilities
Total finance lease liabilities	210.4
Total lease liabilities	$1,988.1

The following table summarizes the composition of net lease cost for the three months ended June 29, 2019:

	Three Months Ended
	June 29, 2019	Location Recorded in Earnings
	(millions)
Operating lease cost	$78.6	(a)
Finance lease costs:
Depreciation of leased assets	4.2	SG&A expenses
Accretion of lease liabilities	1.9	Interest expense
Variable lease cost	78.0	(b)
Short-term lease cost	1.7	SG&A expenses
Sublease income	(0.9)	Restructuring and other charges
Total lease cost	$163.5

(a)	$0.8 million included within cost of goods sold, $76.0 million included within SG&A expenses, and $1.8 million included within restructuring and other charges.

(b)	$1.6 million included within cost of goods sold, $75.9 million included within SG&A expenses, and $0.5 million included within restructuring and other charges.
In accordance with lease accounting guidance in effect prior to its adoption of ASU 2016-02, the Company recognized rent expense of approximately $112 million, net of insignificant sublease income, related to its operating leases during the three months ended June 30, 2018, which included contingent rental charges of approximately $48 million. Such amounts do not include expense recognized related to non-lease components.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes certain cash flow information related to the Company's leases for the three months ended June 29, 2019:

Three Months Ended
June 29, 2019
(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$96.8
Operating cash flows from finance leases	1.8
Financing cash flows from finance leases	4.9

See Note 19 for supplemental non-cash information related to ROU assets obtained in exchange for new lease liabilities.
The following table provides a maturity analysis summary of the Company's lease liabilities recorded on the consolidated balance sheet as of June 29, 2019:

	June 29, 2019
	Operating Leases	Finance Leases
	(millions)
Remainder of Fiscal 2020	$242.1	$14.1
Fiscal 2021	329.3	18.7
Fiscal 2022	287.7	23.3
Fiscal 2023	252.1	22.5
Fiscal 2024	225.8	22.5
Fiscal 2025 and thereafter	596.4	176.1
Total lease payments	1,933.4	277.2
Less: interest	(155.7)	(66.8)
Total lease liabilities	$1,777.7	$210.4

Additionally, the Company had approximately $92 million of future payment obligations related to executed lease agreements for which the related lease has not yet commenced as of June 29, 2019.
The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates related to the Company's operating and finance leases recorded on the consolidated balance sheet as of June 29, 2019:

	June 29, 2019
	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	7.0	13.1
Weighted-average discount rate	2.1%	4.1%

See Note 3 for discussion of the Company's accounting policies related to its leasing activities.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Commitments and Contingencies
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
Class B Common Stock Conversion
During the three months ended June 29, 2019, the Lauren Family, L.L.C., a limited liability company managed by the children of Mr. Ralph Lauren, converted 0.5 million shares of Class B common stock into an equal number of shares of Class A common stock pursuant to the terms of the security. These conversions occurred in advance of a sales plan providing for the sale of such shares of Class A common stock pursuant to Rule 10b5-1 subject to the conditions set forth therein. These transactions resulted in a reclassification within equity and had no effect on the Company's consolidated balance sheets.
Common Stock Repurchase Program
A summary of the Company's repurchases of Class A common stock under its common stock repurchase program is as follows:

	Three Months Ended
	June 29, 2019	June 30, 2018
	(millions)
Cost of shares repurchased	$150.0	$100.0
Number of shares repurchased	1.3	0.7
On May 13, 2019, the Company's Board of Directors approved an expansion of the Company's existing common stock repurchase program that allows it to repurchase up to an additional $600 million of Class A Common stock. As of June 29, 2019, the remaining availability under the Company's Class A common stock repurchase program was approximately $1.080 billion. Repurchases of shares of Class A common stock are subject to overall business and market conditions.
In addition, during the three-month periods ended June 29, 2019 and June 30, 2018, 0.4 million and 0.2 million shares of Class A common stock, respectively, at a cost of $41.1 million and $30.0 million, respectively, were surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company's 1997 Long-Term Stock Incentive Plan, as amended (the "1997 Incentive Plan"), and its Amended and Restated 2010 Long-Term Stock Incentive Plan (the "2010 Incentive Plan").
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.
Dividends
Since 2003, the Company has maintained a regular quarterly cash dividend program on its common stock. On May 13, 2019, the Company's Board of Directors approved an increase to the Company's quarterly cash dividend on its common stock from $0.625 to $0.6875 per share. The first quarter Fiscal 2020 dividend of $0.6875 per share was declared on May 14, 2019, was payable to stockholders of record at the close of business on June 28, 2019, and was paid on July 12, 2019. Dividends paid amounted to $48.8 million and $40.6 million during the three-month periods ended June 29, 2019 and June 30, 2018, respectively.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Accumulated Other Comprehensive Income (Loss)
The following table presents OCI activity, net of tax, which is accumulated in equity:

	Foreign Currency Translation Gains (Losses)(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges(b)	Net Unrealized Gains (Losses) on Defined Benefit Plans(c)	Total Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at March 31, 2018	$(79.3)	$(16.0)	$(3.2)	$(98.5)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(30.7)	23.3	0.2	(7.2)
Amounts reclassified from AOCI to earnings	—	4.4	(0.1)	4.3
Other comprehensive income (loss), net of tax	(30.7)	27.7	0.1	(2.9)
Balance at June 30, 2018	$(110.0)	$11.7	$(3.1)	$(101.4)

Balance at March 30, 2019	$(118.5)	$20.2	$(5.1)	$(103.4)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	8.9	(3.9)	(0.1)	4.9
Amounts reclassified from AOCI to earnings	(4.9)	(5.8)	—	(10.7)
Other comprehensive income (loss), net of tax	4.0	(9.7)	(0.1)	(5.8)
Balance at June 29, 2019	$(114.5)	$10.5	$(5.2)	$(109.2)

(a)
OCI before reclassifications to earnings related to foreign currency translation gains (losses) includes an income tax benefit of $2.0 million for the three months ended June 29, 2019, and includes an income tax provision of $4.6 million for the three months ended June 30, 2018. OCI before reclassifications to earnings for the three-month periods ended June 29, 2019 and June 30, 2018 includes a loss of $5.7 million (net of a $1.8 million income tax benefit) and a gain of $29.8 million (net of a $9.4 million income tax provision), respectively, related to changes in the fair values of instruments designated as hedges of the Company's net investment in certain foreign operations (see Note 12). Amounts reclassified from AOCI to earnings related to foreign currency translation gains (losses) for the three months ended June 29, 2019 relate to the reclassification to retained earnings of income tax effects stranded in AOCI (see Note 4).

(b)
OCI before reclassifications to earnings related to net unrealized gains (losses) on cash flow hedges are presented net of an income tax benefit of $0.5 million and an income tax provision of $2.8 million for the three-month periods ended June 29, 2019 and June 30, 2018, respectively. The tax effects on amounts reclassified from AOCI to earnings are presented in a table below.

(c)	Activity is presented net of taxes, which were immaterial for both periods presented.
The following table presents reclassifications from AOCI to earnings for cash flow hedges, by component:

	Three Months Ended		Location of Gains (Losses) Reclassified from AOCI to Earnings
	June 29, 2019	June 30, 2018
	(millions)
Gains (losses) on cash flow hedges(a):
FC — Cash flow hedges	$6.2	$(6.2)	Cost of goods sold
FC — Cash flow hedges	0.2	1.4	Other expense, net
Tax effect	(0.6)	0.4	Income tax provision
Net of tax	$5.8	$(4.4)

(a)	FC = Forward foreign currency exchange contracts.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Stock-based Compensation
On August 1, 2019, the Company's shareholders approved the 2019 Long-Term Stock Incentive Plan (the "2019 Incentive Plan"), which replaced the Company's Amended and Restated 2010 Long-Term Stock Incentive Plan (the "2010 Incentive Plan"). The 2019 Incentive Plan provides for 1.2 million of new shares authorized for issuance to the participants, in addition to the approximately 3.0 million shares that remained available for issuance under the 2010 Incentive Plan. In addition, any outstanding awards under the 2010 Incentive Plan or the Company's 1997 Long-Term Stock Incentive Plan (the "1997 Incentive Plan") that expire, are forfeited, or are surrendered to the Company in satisfaction of taxes, will become available for issuance under the 2019 Incentive Plan. The 2019 Incentive Plan became effective August 1, 2019 and no further grants will be made under the 2010 Incentive Plan. Outstanding awards issued prior to August 1, 2019 will continue to remain subject to the terms of the 2010 Incentive Plan or 1997 Incentive Plan, as applicable. Stock-based compensation awards that may be made under the 2019 Incentive Plan include, but are not limited to, (i) stock options, (ii) restricted stock, and (iii) RSUs.
Refer to Note 17 of the Fiscal 2019 10-K for a detailed description of the Company's stock-based compensation awards, including information related to vesting terms, service, performance and market conditions, and payout percentages.
Impact on Results
A summary of total stock-based compensation expense recorded within SG&A expenses and the related income tax benefits recognized during the three-month periods ended June 29, 2019 and June 30, 2018 is as follows:

	Three Months Ended
	June 29, 2019	June 30, 2018
	(millions)
Compensation expense	$23.0	$21.5
Income tax benefit	(3.6)	(3.2)

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
Stock Options
A summary of stock option activity under all plans during the three months ended June 29, 2019 is as follows:

Number of Options
(thousands)
Options outstanding at March 30, 2019	834
Granted	—
Exercised	—
Cancelled/Forfeited	(59)
Options outstanding at June 29, 2019	775

Restricted Stock Awards and Service-based RSUs
The fair values of restricted stock awards granted to non-employee directors are determined based on the fair value of the Company's Class A common stock on the date of grant. No such awards were granted during the three-month periods ended June 29, 2019 and June 30, 2018. Effective beginning Fiscal 2019, non-employee directors are now granted service-based RSUs in lieu of restricted shares.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair values of service-based RSUs granted to certain of the Company's senior executives and other employees, as well as non-employee directors, are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue while outstanding and unvested. The weighted-average grant date fair values of service-based RSU awards granted were $109.72 and $107.38 per share during the three-month periods ended June 29, 2019 and June 30, 2018, respectively.
A summary of restricted stock and service-based RSU activity during the three months ended June 29, 2019 is as follows:

	Number of Shares
	Restricted Stock	Service-based RSUs
	(thousands)
Unvested at March 30, 2019	10	1,112
Granted	—	375
Vested	(6)	(380)
Forfeited	—	(39)
Unvested at June 29, 2019	4	1,068

Performance-based RSUs
The fair values of the Company's performance-based RSUs granted to its senior executives and other key employees are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue while outstanding and unvested. The weighted-average grant date fair values of performance-based RSUs granted was $102.69 per share during the three months ended June 29, 2019. No such awards were granted during the three months ended June 30, 2018.
A summary of performance-based RSU activity during the three months ended June 29, 2019 is as follows:

Number of Performance-based RSUs
(thousands)
Unvested at March 30, 2019	1,011
Granted	31
Change due to performance condition achievement	123
Vested	(482)
Forfeited	—
Unvested at June 29, 2019	683

Market-based RSUs
The Company grants market-based RSUs, which are based on TSR performance, to its senior executives and other key employees. The Company estimates the fair value of its TSR awards on the date of grant using a Monte Carlo simulation, which models multiple stock price paths of the Company's Class A common stock and that of its peer group to evaluate and determine its ultimate expected relative TSR performance ranking, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue while outstanding and unvested. The weighted-average grant date fair values of market-based RSUs granted was $139.02 per share during the three months ended June 29, 2019. No such awards were granted during the three months ended June 30, 2018.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of market-based RSU activity during the three months ended June 29, 2019 is as follows:

Number of Market-based RSUs
(thousands)
Unvested at March 30, 2019	76
Granted	3
Change due to market condition achievement	—
Vested	—
Forfeited	—
Unvested at June 29, 2019	79

18.	Segment Information
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

•
Europe — The Europe segment primarily consists of sales of Ralph Lauren branded apparel, footwear, accessories, home furnishings, and related products made through the Company's wholesale and retail businesses in Europe, the Middle East, and Latin America, excluding Club Monaco. In Europe, the Company's wholesale business is comprised of a varying mix of sales to both department stores and specialty stores, depending on the country. The Company's retail business in Europe is comprised of its Ralph Lauren stores, its factory stores, its concession-based shop-within-shops, and its various digital commerce sites.

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

No operating segments were aggregated to form the Company's reportable segments. In addition to these reportable segments, the Company also has other non-reportable segments, which primarily consist of (i) sales of Club Monaco branded products made through its retail businesses in the U.S., Canada, and Europe, and its licensing alliances in Europe and Asia, and (ii) royalty revenues earned through its global licensing alliances, excluding Club Monaco.
The Company's segment reporting structure is consistent with how it establishes its overall business strategy, allocates resources, and assesses performance of its business. The accounting policies of the Company's segments are consistent with those described in Notes 2 and 3 of the Fiscal 2019 10-K. Sales and transfers between segments are generally recorded at cost and treated as transfers of inventory. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment's performance is evaluated based upon net revenues and operating income before restructuring-related charges, impairment of assets, and certain other one-time items, if any. Certain corporate overhead expenses related to global functions, most notably the Company's executive office, information technology, finance and accounting, human resources, and legal departments, largely remain at corporate. Additionally, other costs that cannot be allocated to the segments based on specific usage are also maintained at corporate, including corporate advertising and marketing expenses, depreciation and amortization of corporate assets, and other general and administrative expenses resulting from corporate-level activities and projects.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective beginning in the first quarter of Fiscal 2020, operating results related to the Company's business in Latin America are included within its Europe segment due to a change in the way in which the Company manages this business. Previously, such results were included within the Company's other non-reportable segments. All prior period segment information has been recast to reflect this change on a comparative basis.
Net revenues and operating income for each of the Company's segments are as follows:

	Three Months Ended
	June 29, 2019	June 30, 2018
	(millions)
Net revenues:
North America	$719.4	$697.6
Europe	360.8	355.3
Asia	258.6	248.0
Other non-reportable segments	90.0	89.7
Total net revenues	$1,428.8	$1,390.6

	Three Months Ended
	June 29, 2019	June 30, 2018
	(millions)
Operating income(a):
North America	$157.9	$159.9
Europe	79.4	73.7
Asia	48.1	42.7
Other non-reportable segments	32.9	31.0
	318.3	307.3
Unallocated corporate expenses	(145.4)	(154.8)
Unallocated restructuring and other charges(b)	(29.6)	(22.4)
Total operating income	$143.3	$130.1

(a)
Segment operating income and unallocated corporate expenses during the three-month periods ended June 29, 2019 and June 30, 2018 included certain restructuring-related inventory charges (see Note 8) and asset impairment charges (see Note 7), which are detailed below:

	Three Months Ended
	June 29, 2019	June 30, 2018
	(millions)
Restructuring-related inventory charges:
Europe	$(0.1)	$—
Asia	(0.5)	—
Total restructuring-related inventory charges	$(0.6)	$—

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	June 29, 2019	June 30, 2018
	(millions)
Asset impairment charges:
Europe	$—	$(1.0)
Asia	—	(0.2)
Unallocated corporate expenses	(1.2)	(0.1)
Total asset impairment charges	$(1.2)	$(1.3)

(b)	The three-month periods ended June 29, 2019 and June 30, 2018 included certain unallocated restructuring and other charges (see Note 8), which are detailed below:

	Three Months Ended
	June 29, 2019	June 30, 2018
	(millions)
Unallocated restructuring and other charges:
North America-related	$(0.7)	$(2.9)
Europe-related	(1.8)	(5.0)
Asia-related	(0.5)	(0.1)
Other non-reportable segment-related	—	(0.8)
Corporate-related	(4.0)	(5.9)
Unallocated restructuring charges	(7.0)	(14.7)
Other charges (see Note 8)	(22.6)	(7.7)
Total unallocated restructuring and other charges	$(29.6)	$(22.4)

Depreciation and amortization expense for the Company's segments is as follows:

	Three Months Ended
	June 29, 2019	June 30, 2018
	(millions)
Depreciation and amortization:
North America	$18.9	$19.8
Europe	7.6	8.4
Asia	15.0	12.6
Other non-reportable segments	1.3	1.9
Unallocated corporate expenses	23.4	24.1
Unallocated restructuring and other charges (see Note 8)	—	3.5
Total depreciation and amortization	$66.2	$70.3

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net revenues by geographic location of the reporting subsidiary are as follows:

	Three Months Ended
	June 29, 2019	June 30, 2018
	(millions)
Net revenues(a):
The Americas(b)	$810.4	$789.4
Europe(c)	359.5	352.8
Asia(d)	258.9	248.4
Total net revenues	$1,428.8	$1,390.6

(a)	Net revenues for certain of the Company's licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.

(b)	Includes the U.S., Canada, and Latin America. Net revenues earned in the U.S. during the three-month periods ended June 29, 2019 and June 30, 2018 were $760.1 million and $738.9 million, respectively.

(c)	Includes the Middle East.

(d)	Includes Australia and New Zealand.

19.	Additional Financial Information
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
A reconciliation of cash, cash equivalents, and restricted cash as of June 29, 2019 and March 30, 2019 from the consolidated balance sheets to the consolidated statements of cash flows is as follows:

	June 29, 2019	March 30, 2019
	(millions)
Cash and cash equivalents	$648.4	$584.1
Restricted cash included within prepaid expenses and other current assets	34.9	11.9
Restricted cash included within other non-current assets	8.1	30.5
Total cash, cash equivalents, and restricted cash	$691.4	$626.5

Amounts included in restricted cash relate to cash held in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters and real estate leases.
Cash Interest and Taxes
Cash paid for interest and income taxes is as follows:

	Three Months Ended
	June 29, 2019	June 30, 2018
	(millions)
Cash paid for interest	$2.4	$3.0
Cash paid for income taxes	22.3	3.3

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-cash Transactions
Operating and finance lease ROU assets obtained in exchange for new lease liabilities were $17.7 million and $64.0 million, respectively, during the three months ended June 29, 2019.
Non-cash investing activities also included capital expenditures incurred but not yet paid of $44.2 million and $29.1 million for the three-month periods ended June 29, 2019 and June 30, 2018, respectively.
Non-cash financing activities included the conversion of 0.5 million shares of Class B common stock into an equal number of shares of Class A common stock during the three months ended June 29, 2019, as discussed in Note 15.
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

•
changes in our tax obligations and effective tax rate due to a variety of other factors, including potential changes in U.S. or foreign tax laws and regulations, accounting rules, or the mix and level of earnings by jurisdiction in future periods that are not currently known or anticipated;

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

•	the potential impact to the trading prices of our securities if our Class A common stock share repurchase activity and/or cash dividend payments differ from investors' expectations;

•	our ability to maintain our credit profile and ratings within the financial community;

•	our intention to introduce new products or brands, or enter into or renew alliances;

•	changes in the business of, and our relationships with, major department store customers and licensing partners;

•	our ability to achieve our goals regarding environmental, social, and governance practices; and

•	our ability to make certain strategic acquisitions and successfully integrate the acquired businesses into our existing operations.
These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2019 (the "Fiscal 2019 10-K"). There are no material changes to such risk factors, nor have we identified any previously undisclosed risks that could materially adversely affect our business, operating results, and/or financial condition, as set forth in Part II, Item 1A — "Risk Factors" of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
In this Form 10-Q, references to "Ralph Lauren," "ourselves," "we," "our," "us," and the "Company" refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2020 will end on March 28, 2020 and will be a 52-week period ("Fiscal 2020"). Fiscal year 2019 ended on March 30, 2019 and was also a 52-week period ("Fiscal 2019"). The first quarter of Fiscal 2020 ended on June 29, 2019 and was a 13-week period. The first quarter of Fiscal 2019 ended on June 30, 2018 and was also a 13-week period.

INTRODUCTION
Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and notes thereto to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:

•
Overview.    This section provides a general description of our business, global economic conditions and industry trends, and a summary of our financial performance for the three-month period ended June 29, 2019. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three-month period ended June 29, 2019 as compared to the three-month period ended June 30, 2018.

•
Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of June 29, 2019, which includes (i) an analysis of our financial condition as compared to the prior fiscal year-end; (ii) an analysis of changes in our cash flows for the three months ended June 29, 2019 as compared to the three months ended June 30, 2018; (iii) an analysis of our liquidity, including the availability under our commercial paper borrowing program and credit facilities, common stock repurchases, payments of dividends, and our outstanding debt and covenant compliance; and (iv) a description of any material changes in our contractual and other obligations since March 30, 2019.

•	Market risk management. This section discusses any significant changes in our risk exposures related to foreign currency exchange rates, interest rates, and our investments since March 30, 2019.

•
Critical accounting policies.    This section discusses any significant changes in our critical accounting policies since March 30, 2019. Critical accounting policies typically require significant judgment and estimation on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 3 of the Fiscal 2019 10-K.

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

•
Europe — Our Europe segment, representing approximately 26% of our Fiscal 2019 net revenues, primarily consists of sales of our Ralph Lauren branded products made through our wholesale and retail businesses in Europe, the Middle East, and Latin America, excluding Club Monaco. In Europe, our wholesale business is comprised of a varying mix of sales to both department stores and specialty stores, depending on the country. Our retail business in Europe is comprised of our Ralph Lauren stores, our factory stores, our concession-based shop-within-shops, and our various digital commerce sites.

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

In addition to these reportable segments, we also have other non-reportable segments, representing approximately 6% of our Fiscal 2019 net revenues, which primarily consist of (i) sales of Club Monaco branded products made through our retail businesses in the U.S., Canada, and Europe, and our licensing alliances in Europe and Asia, and (ii) royalty revenues earned through our global licensing alliances, excluding Club Monaco.
Effective beginning in the first quarter of Fiscal 2020, operating results related to our business in Latin America are included within our Europe segment due to a change in the way in which we manage this business. Previously, such results were included within our other non-reportable segments. All prior period segment information has been recast to reflect this change on a comparative basis.
Approximately 46% of our Fiscal 2019 net revenues were earned outside of the U.S. See Note 18 to the accompanying consolidated financial statements for a summary of net revenues and operating income by segment, as well as net revenues by geographic location.
Our business is typically affected by seasonal trends, with higher levels of wholesale sales in our second and fourth fiscal quarters and higher retail sales in our second and third fiscal quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school, and holiday shopping periods impacting our retail business. In addition, fluctuations in net sales, operating income, and cash flows in any fiscal quarter may be affected by other events impacting retail sales, such as changes in weather patterns. Accordingly, our operating results and cash flows for the three-month period ended June 29, 2019 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2020.
Global Economic Conditions and Industry Trends
The global economy and our industry are impacted by many different influences. The current domestic and international political environment has resulted in uncertainty surrounding the future state of the global economy, including international trade relations. Most recently, the U.S. and China have imposed significant new tariffs on each other related to the importation of certain product categories, and additional tariffs have been proposed. There are also growing concerns regarding the terms and conditions of the United Kingdom's withdrawal from the European Union, commonly referred to as "Brexit." Negotiations to determine the United Kingdom's future relationship with the European Union, including terms of trade and movement of people, have been complex. In January 2019, British Parliament rejected former Prime Minister Theresa May's proposed withdrawal agreement, and it is not clear at this time what, if any, agreements will be reached by the current October 31, 2019 deadline and the resulting impact on consumer sentiment. As our international business continues to grow and because the majority of our products are produced outside of the U.S., major changes in global trade and diplomatic relations as well as any resulting anti-American sentiment could have a material adverse effect on our business or operating results. Certain other worldwide events, including political unrest such as the ongoing protests in Hong Kong, acts of terrorism, taxation or monetary policy changes, fluctuations in commodity prices, and rising healthcare costs, also increase volatility in the global economy. In addition, our results have been, and are expected to continue to be, impacted by foreign exchange rate fluctuations.
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
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A — "Risk Factors" in our Fiscal 2019 10-K.
Summary of Financial Performance
Operating Results
During the three months ended June 29, 2019, we reported net revenues of $1.429 billion, net income of $117.1 million, and net income per diluted share of $1.47, as compared to net revenues of $1.391 billion, net income of $109.0 million, and net income per diluted share of $1.31 during the three months ended June 30, 2018. The comparability of our operating results has been affected by restructuring-related charges, impairment of assets, and certain other charges, as discussed further below.
Our operating performance for the three months ended June 29, 2019 reflected revenue growth of 2.7% on a reported basis and 4.9% on a constant currency basis, as defined within "Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition" below. The increase in net revenues on both a reported and constant currency basis was driven by higher sales across all of our reportable segments.
Our gross profit as a percentage of net revenues during the three months ended June 29, 2019 was flat in comparison to the prior fiscal year period at 64.4%, as favorable product mix, improved pricing, and favorable geographic mix were offset by higher inventory reserves.
Selling, general, and administrative ("SG&A") expenses as a percentage of net revenues improved by 100 basis points to 52.3% during the three months ended June 29, 2019, primarily due to operating leverage on higher net revenues and our expense discipline, partially offset by our increased marketing investment and the unfavorable impact attributable to geographic and channel mix.

Net income increased by $8.1 million to $117.1 million during the three months ended June 29, 2019 as compared to the three months ended June 30, 2018, primarily due to a $13.2 million increase in operating income, partially offset by a $5.6 million increase in our income tax provision. Net income per diluted share increased by $0.16 to $1.47 per share during the three months ended June 29, 2019 due to the higher level of net income and lower weighted-average diluted shares outstanding.
Our operating results during the three-month periods ended June 29, 2019 and June 30, 2018 were negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $31.4 million and $23.7 million, respectively, which had an after-tax effect of reducing net income by $24.4 million, or $0.30 per diluted share, and $18.9 million, or $0.23 per diluted share, respectively.
Financial Condition and Liquidity
We ended the first quarter of Fiscal 2020 in a net cash and investments position (cash and cash equivalents plus short-term and non-current investments, less total debt) of $1.271 billion, as compared to $1.343 billion as of the end of Fiscal 2019. The decline in our net cash and investments position at June 29, 2019 as compared to March 30, 2019 was primarily due to our use of cash to support Class A common stock repurchases of $191.1 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to invest in our business through $49.4 million in capital expenditures, and to make dividend payments of $48.8 million, partially offset by our operating cash flows of $197.4 million.
We generated $197.4 million of cash from operations during the three months ended June 29, 2019, compared to $230.6 million during the three months ended June 30, 2018. The decline in cash provided by operating activities was due to a decrease in net income before non-cash charges, as well as a net unfavorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period.
Our equity decreased to $3.013 billion as of June 29, 2019 compared to $3.287 billion as of March 30, 2019, primarily due to our share repurchase activity, cumulative adjustments from our adoption of new accounting standards, and dividends declared, partially offset by our comprehensive income and the impact of stock-based compensation arrangements during the three months ended June 29, 2019.
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
In connection with the Fiscal 2019 Restructuring Plan, we expect to incur total estimated charges of approximately $125 million to $150 million, comprised of cash-related charges of approximately $90 million to $110 million and non-cash charges of approximately $35 million to $40 million. Cumulative charges incurred since inception were $106.1 million. See Note 8 to our accompanying consolidated financial statements for detailed discussions of the charges recorded in connection with the Fiscal 2019 Restructuring Plan.

Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition
The comparability of our operating results for the three-month periods ended June 29, 2019 and June 30, 2018 has been affected by certain events, including restructuring-related charges, impairment of assets, and certain other charges, as summarized below (references to "Notes" are to the notes to the accompanying consolidated financial statements):

	Three Months Ended
	June 29, 2019	June 30, 2018
	(millions)
Impairment of assets (see Note 7)	$(1.2)	$(1.3)
Restructuring and other charges (see Note 8)	(29.6)	(22.4)
Restructuring-related inventory charges (see Note 8)(a)	(0.6)	—
Total charges	$(31.4)	$(23.7)

(a)	Non-cash restructuring-related inventory charges are recorded within cost of goods sold in the consolidated statements of operations.
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

RESULTS OF OPERATIONS
Three Months Ended June 29, 2019 Compared to Three Months Ended June 30, 2018
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	June 29, 2019	June 30, 2018	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$1,428.8	$1,390.6	$38.2	2.7%
Cost of goods sold	(508.0)	(494.9)	(13.1)	2.6%
Gross profit	920.8	895.7	25.1	2.8%
Gross profit as % of net revenues	64.4%	64.4%		—
Selling, general, and administrative expenses	(746.7)	(741.9)	(4.8)	0.7%
SG&A expenses as % of net revenues	52.3%	53.3%		(100 bps)
Impairment of assets	(1.2)	(1.3)	0.1	(6.8%)
Restructuring and other charges	(29.6)	(22.4)	(7.2)	31.6%
Operating income	143.3	130.1	13.2	10.1%
Operating income as % of net revenues	10.0%	9.4%		60 bps
Interest expense	(4.2)	(4.4)	0.2	(3.0%)
Interest income	11.6	9.2	2.4	26.7%
Other expense, net	(4.1)	(2.0)	(2.1)	104.8%
Income before income taxes	146.6	132.9	13.7	10.3%
Income tax provision	(29.5)	(23.9)	(5.6)	23.1%
Effective tax rate(a)	20.1%	18.0%		210 bps
Net income	$117.1	$109.0	$8.1	7.5%
Net income per common share:
Basic	$1.50	$1.33	$0.17	12.8%
Diluted	$1.47	$1.31	$0.16	12.2%

(a)	Effective tax rate is calculated by dividing the income tax provision by income before income taxes.
Net Revenues.    Net revenues increased by $38.2 million, or 2.7%, to $1.429 billion during the three months ended June 29, 2019 as compared to the three months ended June 30, 2018, including net unfavorable foreign currency effects of $29.7 million. On a constant currency basis, net revenues increased by $67.9 million, or 4.9%.
The following table summarizes the percentage change in our consolidated comparable store sales for the three months ended June 29, 2019 as compared to the prior fiscal year period:

% Change
Digital commerce comparable store sales	4%
Comparable store sales excluding digital commerce	2%
Total comparable store sales	2%

Our global average store count increased by 55 stores and concession shops during the three months ended June 29, 2019 compared with the three months ended June 30, 2018, largely driven by new openings in Asia. The following table details our retail store presence by segment as of the periods presented:

	June 29, 2019	June 30, 2018
Freestanding Stores:
North America	224	220
Europe	92	83
Asia	119	107
Other non-reportable segments	75	74
Total freestanding stores	510	484

Concession Shops:
North America	3	2
Europe	29	25
Asia	624	604
Other non-reportable segments	5	2
Total concession shops	661	633
Total stores	1,171	1,117
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
Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the comparable prior fiscal year period, are provided below:

	Three Months Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	June 29, 2019	June 30, 2018	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$719.4	$697.6	$21.8	$(1.1)	$22.9	3.1%	3.3%
Europe	360.8	355.3	5.5	(19.8)	25.3	1.5%	7.1%
Asia	258.6	248.0	10.6	(8.7)	19.3	4.3%	7.8%
Other non-reportable segments	90.0	89.7	0.3	(0.1)	0.4	0.3%	0.5%
Total net revenues	$1,428.8	$1,390.6	$38.2	$(29.7)	$67.9	2.7%	4.9%
North America net revenues — Net revenues increased by $21.8 million, or 3.1%, during the three months ended June 29, 2019 as compared to the three months ended June 30, 2018, including net unfavorable foreign currency effects of $1.1 million. On a constant currency basis, net revenues increased by $22.9 million, or 3.3%.
The $21.8 million net increase in North America net revenues was driven by:

•
a $15.7 million net increase related to our North America retail business, inclusive of net unfavorable foreign currency effects of $0.6 million. On a constant currency basis, net revenues increased by $16.3 million driven by increases of $14.5 million in non-comparable store sales and $1.8 million in comparable store sales. The following table summarizes the percentage change in comparable store sales related to our North America retail business:

% Change
Digital commerce comparable store sales	—%
Comparable store sales excluding digital commerce	1%
Total comparable store sales	1%
The percentage change in our comparable store sales reflected the favorable impact of approximately 300 basis points related to Easter shifting into the first quarter of Fiscal 2020; and

•	a $6.1 million net increase related to our North America wholesale business, due in part to a shift in timing of certain shipments.
Europe net revenues — Net revenues increased by $5.5 million, or 1.5%, during the three months ended June 29, 2019 as compared to the three months ended June 30, 2018, including net unfavorable foreign currency effects of $19.8 million. On a constant currency basis, net revenues increased by $25.3 million, or 7.1%.
The $5.5 million net increase in Europe net revenues was driven by:

•
a $5.9 million net increase related to our Europe retail business, inclusive of net unfavorable foreign currency effects of $11.9 million. On a constant currency basis, net revenues increased by $17.8 million driven by increases of $10.4 million in non-comparable store sales and $7.4 million in comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Europe retail business:

% Change
Digital commerce comparable store sales	22%
Comparable store sales excluding digital commerce	2%
Total comparable store sales	4%
This increase was partially offset by a slight decrease of $0.4 million related to our Europe wholesale business, driven by net unfavorable foreign currency effects of $7.9 million, largely offset by stronger demand.
Asia net revenues — Net revenues increased by $10.6 million, or 4.3%, during the three months ended June 29, 2019 as compared to the three months ended June 30, 2018, including net unfavorable foreign currency effects of $8.7 million. On a constant currency basis, net revenues increased by $19.3 million, or 7.8%.
The $10.6 million net increase in Asia net revenues was driven by:

•
an $11.0 million net increase related to our Asia retail business, inclusive of net unfavorable foreign currency effects of $8.3 million. On a constant currency basis, net revenues increased by $19.3 million, reflecting increases of $10.0 million in comparable store sales and $9.3 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Asia retail business:

% Change
Digital commerce comparable store sales	26%
Comparable store sales excluding digital commerce	4%
Total comparable store sales	5%
This increase was partially offset by a slight decrease of $0.4 million related to our Asia wholesale business due to net unfavorable foreign currency effects.
Gross Profit.    Gross profit increased by $25.1 million, or 2.8%, to $920.8 million for the three months ended June 29, 2019. The increase in gross profit included a net unfavorable foreign currency effect of $17.6 million. Gross profit as a percentage of net revenues during the three months ended June 29, 2019 was flat in comparison to the prior fiscal year period at 64.4%, as favorable product mix, improved pricing, and favorable geographic mix were offset by higher inventory reserves.

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
Selling, General, and Administrative Expenses.    SG&A expenses include compensation and benefits, advertising and marketing, rent and occupancy, distribution, information technology, legal, depreciation and amortization, bad debt, and other selling and administrative costs. SG&A expenses increased by $4.8 million, or 0.7%, to $746.7 million for the three months ended June 29, 2019. This increase included a net favorable foreign currency effect of $14.3 million. SG&A expenses as a percentage of net revenues decreased to 52.3% for the three months ended June 29, 2019 from 53.3% for the three months ended June 30, 2018. The 100 basis point improvement was primarily due to operating leverage on higher net revenues and our expense discipline, partially offset by our increased marketing investment and the unfavorable impact attributable to geographic and channel mix, as a greater portion of our revenue was generated by our retail businesses (which typically carry higher operating expense margins).
The $4.8 million net increase in SG&A expenses was driven by:

Three Months Ended June 29, 2019 Compared to Three Months Ended June 30, 2018
(millions)
SG&A expense category:
Marketing and advertising expenses	$8.3
Compensation-related expenses	3.3
Consulting fees	(4.4)
Other	(2.4)
Total change in SG&A expenses	$4.8
During the remainder of Fiscal 2020, we continue to expect to spend on key strategic initiatives including marketing, digital, expanding and renovating our global retail stores and concession shops, and investing in productivity-enhancing infrastructure. We expect to make these investments while continuing to manage our cost base with discipline, including the consolidation of our corporate office footprint.
Impairment of Assets. During the three-month periods ended June 29, 2019 and June 30, 2018, we recorded non-cash impairment charges of $1.2 million and $1.3 million, respectively, to write off certain long-lived assets. See Note 7 to the accompanying consolidated financial statements.
Restructuring and Other Charges. During the three-month periods ended June 29, 2019 and June 30, 2018, we recorded restructuring charges of $7.0 million and $14.7 million, respectively, in connection with our restructuring plans, primarily consisting of severance and benefit costs. Additionally, during the three months ended June 29, 2019, we recorded other charges of $22.6 million primarily related to the charitable donation of the net cash proceeds received from the sale of our corporate jet, and rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired. During the three months ended June 30, 2018, we recorded other charges of $7.7 million primarily related to our former Polo store at 711 Fifth Avenue and a customs audit. See Note 8 to the accompanying consolidated financial statements.
Operating Income.    Operating income increased by $13.2 million, or 10.1%, to $143.3 million for the three months ended June 29, 2019. Our operating results during the three-month periods ended June 29, 2019 and June 30, 2018 were negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $31.4 million and $23.7 million, respectively, as previously discussed. The increase in operating income also included a net unfavorable foreign currency effect of $3.4 million. Operating income as a percentage of net revenues increased to 10.0% for the three months ended June 29, 2019 from 9.4% for the three months ended June 30, 2018. The 60 basis point increase was primarily driven by the decrease in SG&A expenses as a percentage of net revenues, partially offset by higher restructuring and other charges, both as previously discussed.

Operating income and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the comparable prior fiscal year period, are provided below:

	Three Months Ended
	June 29, 2019		June 30, 2018
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$157.9	21.9%	$159.9	22.9%	$(2.0)	(100 bps)
Europe	79.4	22.0%	73.7	20.8%	5.7	120 bps
Asia	48.1	18.6%	42.7	17.2%	5.4	140 bps
Other non-reportable segments	32.9	36.5%	31.0	34.6%	1.9	190 bps
	318.3		307.3		11.0
Unallocated corporate expenses	(145.4)		(154.8)		9.4
Unallocated restructuring and other charges	(29.6)		(22.4)		(7.2)
Total operating income	$143.3	10.0%	$130.1	9.4%	$13.2	60 bps
North America operating margin declined by 100 basis points, primarily due to the unfavorable impact of 90 basis points related to our retail business, largely driven by an increase in SG&A expenses as a percentage of net revenues and a decline in our gross profit margin. The remaining 10 basis point decline was driven by net unfavorable foreign currency effects.
Europe operating margin improved by 120 basis points, primarily due to the favorable impact of 120 basis points related to our retail business, largely driven by an increase in our gross profit margin. The increase in operating margin also reflected the favorable impacts of 90 basis points related to foreign currency effects and 20 basis points related to lower non-cash charges recorded in connection with our restructuring plans during the three months ended June 29, 2019 as compared to the prior fiscal year period. Partially offsetting these increases in our operating margin was a 110 basis point decline related to our wholesale business, largely driven by an increase in SG&A expenses as a percentage of net revenues.
Asia operating margin improved by 140 basis points, primarily due to the favorable impact of 190 basis points related to our retail business, largely driven by an increase in our gross margin. This increase in operating margin was partially offset by the unfavorable impacts of 30 basis points related to foreign currency effects and 20 basis points attributable to other factors, including channel mix.
Unallocated corporate expenses decreased by $9.4 million to $145.4 million during the three months ended June 29, 2019. The decline in unallocated corporate expenses was primarily due to lower compensation-related expenses of $7.1 million and lower consulting fees of $5.5 million, partially offset by higher marketing and advertising expenses of $1.7 million, higher impairment of asset charges of $1.1 million, and higher other expenses of $0.4 million.
Unallocated restructuring and other charges increased by $7.2 million to $29.6 million during the three months ended June 29, 2019, as previously discussed above and in Note 8 to the accompanying consolidated financial statements.
Non-operating Income (Expense), Net. Non-operating income (expense), net is comprised of interest expense, interest income, and other expense, net, which includes foreign currency gains (losses), equity in income (losses) from our equity-method investees, and other non-operating expenses. During the three months ended June 29, 2019, we reported non-operating income, net, of $3.3 million, as compared to $2.8 million during the three months ended June 30, 2018.
Income Tax Provision.    The income tax provision represents federal, foreign, state and local income taxes. The income tax provision and effective tax rate for the three months ended June 29, 2019 were $29.5 million and 20.1%, respectively, as compared to $23.9 million and 18.0%, respectively, for the three months ended June 30, 2018. The $5.6 million increase in the income tax provision was primarily due to the increase in pretax income, coupled with the 210 basis point increase in our effective tax rate. The increase in our effective tax rate was primarily due to the absence of a discrete item that favorably impacted our prior year effective tax rate. Our effective tax rate will change from period to period based on various factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.

Net Income.    Net income increased to $117.1 million for the three months ended June 29, 2019, from $109.0 million for the three months ended June 30, 2018. The $8.1 million increase in net income was primarily due to the increase in operating income, partially offset by the increase in our income tax provision, both as previously discussed. Our operating results during the three-month periods ended June 29, 2019 and June 30, 2018 were negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $31.4 million and $23.7 million, respectively, which had an after-tax effect of reducing net income by $24.4 million and $18.9 million, respectively.
Net Income per Diluted Share.    Net income per diluted share increased to $1.47 for the three months ended June 29, 2019, from $1.31 for the three months ended June 30, 2018. The $0.16 per share increase was due to the higher level of net income, as previously discussed, and lower weighted-average diluted shares outstanding during the three months ended June 29, 2019 driven by our share repurchases during the last twelve months. Net income per diluted share for the three-month periods ended June 29, 2019 and June 30, 2018 were negatively impacted by $0.30 per share and $0.23 per share, respectively, as a result of restructuring-related charges, impairment of assets, and certain other charges, as previously discussed.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of June 29, 2019 and March 30, 2019:

	June 29, 2019	March 30, 2019	$ Change
	(millions)
Cash and cash equivalents	$648.4	$584.1	$64.3
Short-term investments	1,280.7	1,403.4	(122.7)
Non-current investments(a)	34.1	44.9	(10.8)
Long-term debt(b)	(692.1)	(689.1)	(3.0)
Net cash and investments(c)	$1,271.1	$1,343.3	$(72.2)
Equity	$3,012.8	$3,287.2	$(274.4)

(a)	Recorded within other non-current assets in our consolidated balance sheets.

(b)	See Note 10 to the accompanying consolidated financial statements for discussion of the carrying values of our debt.

(c)	"Net cash and investments" is defined as cash and cash equivalents, plus short-term and non-current investments, less total debt.
The decrease in our net cash and investments position at June 29, 2019 as compared to March 30, 2019 was primarily due to our use of cash to support Class A common stock repurchases of $191.1 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to invest in our business through $49.4 million in capital expenditures, and to make dividend payments of $48.8 million, partially offset by our operating cash flows of $197.4 million.
The decrease in equity was primarily attributable to our share repurchase activity, cumulative adjustments from our adoption of new accounting standards, and dividends declared, partially offset by our comprehensive income and the impact of stock-based compensation arrangements during the three months ended June 29, 2019.

Cash Flows
The following table details our cash flows for the three-month periods ended June 29, 2019 and June 30, 2018:

	Three Months Ended
	June 29, 2019	June 30, 2018	$ Change
	(millions)
Net cash provided by operating activities	$197.4	$230.6	$(33.2)
Net cash provided by (used in) investing activities	107.2	(827.1)	934.3
Net cash used in financing activities	(244.8)	(164.4)	(80.4)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	5.1	(18.8)	23.9
Net increase (decrease) in cash, cash equivalents, and restricted cash	$64.9	$(779.7)	$844.6
Net Cash Provided by Operating Activities.    Net cash provided by operating activities decreased to $197.4 million during the three months ended June 29, 2019, as compared to $230.6 million during the three months ended June 30, 2018. The $33.2 million net decline in cash provided by operating activities was due to a decrease in net income before non-cash charges, as well as a net unfavorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period. The net unfavorable change related to our operating assets and liabilities, including our working capital, was primarily driven by:

•	an unfavorable change related to our accounts receivable, largely driven by the timing of cash receipts;

•	a year-over-year increase in our inventory levels largely to support revenue growth, as well as the timing of inventory receipts; and

•	an unfavorable change related to our prepaid expenses and other current assets, largely driven by the timing of cash payments.
These decreases related to our operating assets and liabilities were partially offset by:

•	a favorable change related to our accounts payable, largely driven by the timing of cash payments.
Net Cash Provided by (Used in) Investing Activities.    Net cash provided by investing activities was $107.2 million during the three months ended June 29, 2019, as compared to net cash used in investing activities of $827.1 million during the three months ended June 30, 2018. The $934.3 million net increase in cash provided by investing activities was primarily driven by:

•
a $915.2 million increase in proceeds from sales and maturities of investments, less purchases of investments. During the three months ended June 29, 2019, we received net proceeds from sales and maturities of investments of $134.9 million, as compared to making net investment purchases of $780.3 million during the three months ended June 30, 2018; and

•
net cash proceeds of $20.8 million received from the sale of our corporate jet during the three months ended June 29, 2019. These proceeds were donated to the Polo Ralph Lauren Foundation, which is reflected within cash flows from operating activities for the three months ended June 29, 2019.

These increases in cash provided by investing activities were partially offset by:

•
a $7.1 million increase in capital expenditures. During the three months ended June 29, 2019, we spent $49.4 million on capital expenditures, as compared to $42.3 million during the three months ended June 30, 2018. Our capital expenditures during the three months ended June 29, 2019 primarily related to new store openings, retail and department store renovations, and enhancements to our information technology systems.

We continue to expect to spend approximately $300 million in capital expenditures during Fiscal 2020.

Net Cash Used in Financing Activities.    Net cash used in financing activities was $244.8 million during the three months ended June 29, 2019, as compared to $164.4 million during the three months ended June 30, 2018. The $80.4 million net increase in cash used in financing activities was primarily driven by:

•
a $61.1 million increase in cash used to repurchase shares of our Class A common stock. During the three months ended June 29, 2019, we used $150.0 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $41.1 million in shares of Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our long-term stock incentive plans. On a comparative basis, during the three months ended June 30, 2018, we used $100.0 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional$30.0 million in shares of Class A common stock were surrendered or withheld for taxes;

•	a $21.8 million decrease in proceeds from exercise of stock options; and

•
an $8.2 million increase in payments of dividends, driven by an increase to the quarterly cash dividend per share. Dividends paid amounted to $48.8 million and $40.6 million during the three-month periods ended June 29, 2019 and June 30, 2018, respectively.

These increases in cash used in financing activities were partially offset by:

•
a $9.9 million decrease in debt repayments. During the three months ended June 29, 2019, we did not repay any debt, as compared to debt repayments of $9.9 million during the three months ended June 30, 2018 related to borrowings previously outstanding under our credit facilities.

Sources of Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, our available cash and cash equivalents and short-term investments, availability under our credit facilities and commercial paper program, and other available financing options.
During the three months ended June 29, 2019, we generated $197.4 million of net cash flows from our operations. As of June 29, 2019, we had $1.929 billion in cash, cash equivalents, and short-term investments, of which $744.4 million were held by our subsidiaries domiciled outside the U.S. We are not dependent on foreign cash to fund our domestic operations. Undistributed foreign earnings that were subject to the Tax Cuts and Jobs Act's one-time mandatory transition tax as of December 31, 2017 are not considered to be permanently reinvested and may be repatriated to the U.S. in the future with minimal or no additional U.S. taxation. We intend to permanently reinvest undistributed foreign earnings generated after December 31, 2017 that were not subject to the one-time mandatory transition tax. However, if our plans change and we choose to repatriate post-2017 earnings to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.
The following table presents our total availability, borrowings outstanding, and remaining availability under our credit facilities and Commercial Paper Program as of June 29, 2019:

	June 29, 2019
Description(a)	Total Availability	Borrowings Outstanding		Remaining Availability
	(millions)
Global Credit Facility and Commercial Paper Program(b)	$500	$9	(c)	$491
Pan-Asia Credit Facilities	33	—		33

(a)	As defined in Note 10 to the accompanying consolidated financial statements.

(b)
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility. Accordingly, we do not expect combined borrowings outstanding under the Commercial Paper Program and the Global Credit Facility to exceed $500 million.

(c)	Represents outstanding letters of credit for which we were contingently liable under the Global Credit Facility as of June 29, 2019.

We believe that our Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of June 29, 2019, there were nine financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 20%. Borrowings under the Pan-Asia Credit Facilities are guaranteed by the parent company and are granted at the sole discretion of the participating regional branches of JPMorgan Chase (the "Banks"), subject to availability of the Banks' funds and satisfaction of certain regulatory requirements. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Global Credit Facility and the Pan-Asia Credit Facilities in the event of our election to draw funds in the foreseeable future.
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
See Note 10 to the accompanying consolidated financial statements and Note 11 of the Fiscal 2019 10-K for detailed disclosure of the terms and conditions of our credit facilities.
Common Stock Repurchase Program
On May 13, 2019, our Board of Directors approved an expansion of our existing common stock repurchase program that allows us to repurchase up to an additional $600 million of Class A Common stock. As of June 29, 2019, the remaining availability under our Class A common stock repurchase program was approximately $1.080 billion. Repurchases of shares of Class A common stock are subject to overall business and market conditions.
See Note 15 to the accompanying consolidated financial statements for additional information relating to our Class A common stock repurchase program.
Dividends
Since 2003, we have maintained a regular quarterly cash dividend program on our common stock. On May 13, 2019 our Board of Directors approved an increase to the quarterly cash dividend on our common stock from $0.625 to $0.6875 per share.
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
The Global Credit Facility contains a number of covenants, as described in Note 10 to the accompanying consolidated financial statements. As of June 29, 2019, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility. The Pan-Asia Credit Facilities do not contain any financial covenants.

See Note 10 to the accompanying consolidated financial statements and Note 11 of the Fiscal 2019 10-K for additional information relating to our debt and covenant compliance.
Contractual and Other Obligations
There have been no material changes to our contractual and other obligations as disclosed in our Fiscal 2019 10-K, other than those which occur in the ordinary course of business. Refer to the "Financial Condition and Liquidity — Contractual and Other Obligations" section of the MD&A in our Fiscal 2019 10-K for detailed disclosure of our contractual and other obligations as of March 30, 2019.
MARKET RISK MANAGEMENT
As discussed in Note 13 of the Fiscal 2019 10-K and Note 12 to the accompanying consolidated financial statements, we are exposed to a variety of risks, including changes in foreign currency exchange rates relating to foreign currency-denominated balances, certain anticipated cash flows from our international operations, and possible declines in the value of reported net assets of our foreign operations, as well as changes in the fair value of our fixed-rate debt obligations relating to changes in interest rates. Consequently, at times, in the normal course of business, we employ established policies and procedures, including the use of derivative financial instruments, to manage such risks. We do not enter into derivative transactions for speculative or trading purposes.
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts will fail to meet their contractual obligations. To mitigate this counterparty credit risk, we have a policy of only entering into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. Our established policies and procedures for mitigating credit risk from derivative transactions include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties, when possible, to further mitigate credit risk. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of June 29, 2019. However, we do have in aggregate $19.0 million of derivative instruments in net asset positions with seven creditworthy financial institutions.
Foreign Currency Risk Management
We manage our exposure to changes in foreign currency exchange rates through the use of forward foreign currency exchange and cross-currency swap contracts. See Note 12 to the accompanying consolidated financial statements for a summary of the notional amounts and fair values of our forward foreign currency exchange and cross-currency swap contracts outstanding as of June 29, 2019.
Forward Foreign Currency Exchange Contracts
We enter into forward foreign currency exchange contracts as hedges to mitigate our risk related to exchange rate fluctuations on inventory transactions made in an entity's non-functional currency, the settlement of foreign currency-denominated balances, and the translation of certain foreign operations' net assets into U.S. Dollars. As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily to changes in the value of the Euro, the Japanese Yen, the South Korean Won, the Australian Dollar, the Canadian Dollar, the British Pound Sterling, the Swiss Franc, the Swedish Krona, the Chinese Renminbi, the New Taiwan Dollar, and the Hong Kong Dollar, we hedge a portion of our foreign currency exposures anticipated over a two-year period. In doing so, we use forward foreign currency exchange contracts that generally have maturities of two months to two years to provide continuing coverage throughout the hedging period of the respective exposure.
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

Cross-Currency Swap Contracts
During our fiscal year ended April 2, 2016 ("Fiscal 2016"), we entered into a pay-floating rate, receive-floating rate cross-currency swap with a notional amount of €274 million which we designated as a hedge of our net investment in certain of our European subsidiaries. This cross-currency swap, which matures on August 18, 2020, swaps the U.S. Dollar-denominated variable interest rate payments based on the 3-month London Interbank Offered Rate ("LIBOR") plus a fixed spread (as paid under the 2.625% Interest Rate Swap discussed below) for Euro-denominated variable interest rate payments based on the 3-month Euro Interbank Offered Rate ("EURIBOR") plus a fixed spread, which, in conjunction with the 2.625% Interest Rate Swap, economically converts our $300 million fixed-rate 2.625% Senior Notes obligation to a €274 million floating-rate Euro-denominated obligation.
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
Interest Rate Risk Management
During Fiscal 2016, we entered into a pay-floating rate, receive-fixed rate interest rate swap contract which we designated as a hedge against changes in the fair value of our fixed-rate 2.625% Senior Notes attributed to changes in the benchmark interest rate (the "2.625% Interest Rate Swap"). The 2.625% Interest Rate Swap, which matures on August 18, 2020 and has a notional amount of $300 million, swaps the fixed interest rate on the 2.625% Senior Notes for a variable interest rate based on 3-month LIBOR plus a fixed spread.
Investment Risk Management
As of June 29, 2019, we had cash and cash equivalents on-hand of $648.4 million, consisting of deposits in interest bearing accounts, investments in money market deposit accounts, and investments in time deposits and commercial paper with original maturities of 90 days or less. Our other significant investments included $1.281 billion of short-term investments, consisting of investments in time deposits and commercial paper with original maturities greater than 90 days; $43.0 million of restricted cash held in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters and real estate leases; and $34.1 million of investments with maturities greater than one year, consisting of time deposits.
We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed further below. Our investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in our investment policy. See Note 12 to the accompanying consolidated financial statements for further detail of the composition of our investment portfolio as of June 29, 2019.
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

CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are described in Note 3 of the Fiscal 2019 10-K. Our estimates are often based on complex judgments, assessments of probability, and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same set of facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, refer to the "Critical Accounting Policies" section of the MD&A in our Fiscal 2019 10-K.
There have been no significant changes in the application of our critical accounting policies since March 30, 2019, other than those related to our adoption of Accounting Standards Update ("ASU") No. 2016-02, "Leases" ("ASU 2016-02") as of the beginning of the first quarter of Fiscal 2020, as described in Note 3 to the accompanying consolidated financial statements.
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
We carried out an evaluation based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our principal executive and principal financial officers have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of June 29, 2019. Except as discussed below, there has been no change in the Company's internal control over financial reporting during the fiscal quarter ended June 29, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Leases
In connection with our adoption of ASU 2016-02 as of the beginning of the first quarter of Fiscal 2020, changes were made to certain lease-related processes and control activities, including information systems, in order to monitor and maintain appropriate controls over financial reporting. Management will continue to evaluate and monitor our internal controls as our lease-related processes and procedures evolve.
See Note 4 to the accompanying consolidated financial statements for additional discussion regarding our adoption of ASU 2016-02.

Implementation and Reconfiguration of Financial Reporting Systems
In connection with our initiative to integrate and upgrade our global systems and processes, we migrated our Asia operations to a new financial reporting information technology system, Microsoft AX Dynamics 365, during the first quarter of Fiscal 2020. In addition to this system implementation, during the first quarter of Fiscal 2020, we began reconfiguring the financial reporting information technology system used by our Europe operations, SAP, in order to utilize enhanced financial reporting functionality.
As a result of these actions, we expect to experience certain changes to our processes and procedures which, in turn, will result in changes to our internal control over financial reporting. While we expect these system changes to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve. For a discussion of risks related to the implementation of new systems, see Item 1A — "Risk Factors — Our business could suffer if our computer systems and websites are disrupted or cease to operate effectively" in the Fiscal 2019 10-K.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Reference is made to the information disclosed under Item 3 — "Legal Proceedings" in the Fiscal 2019 10-K.

Item 1A.	Risk Factors.
Reference is made to the information disclosed under Part I, Item 1A — "Risk Factors" in the Fiscal 2019 10-K, which contains a detailed discussion of certain risk factors that could materially adversely affect the Company's business, operating results, and/or financial condition. There are no material changes to the risk factors previously disclosed, nor has the Company identified any previously undisclosed risks that could materially adversely affect the Company's business, operating results, and/or financial condition.

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
During the fiscal quarter ended June 29, 2019, the stockholder set forth in the table below converted shares of Class B Common Stock into Class A Common on the date set forth below:

Stockholder That Converted Class B Common Stock to Class A Common Stock	Date of Conversion	Number of Shares Converted/ Received

Lauren Family, L.L.C.	May 17, 2019	499,996

(b)	Not Applicable

(c)	Stock Repurchases
The following table sets forth the repurchases of shares of the Company's Class A common stock during the three months ended June 29, 2019:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(a)
					(millions)
March 31, 2019 to April 27, 2019	3,174	(b)	$129.73	—	$630
April 28, 2019 to May 25, 2019	1,079,481	(c)	114.03	950,415	1,122
May 26, 2019 to June 29, 2019	624,900	(d)	108.50	386,868	1,080
	1,707,555			1,337,283

(a)
On May 13, 2019, the Company's Board of Directors approved an expansion of the common stock repurchase program that allows it to repurchase up to an additional $600 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions.

(b)	Represents shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.

(c)	Includes 129,066 shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.

(d)	Includes 238,032 shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.

Item 6.	Exhibits.

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1/A (File No. 333-24733) filed June 10, 1997).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Form 8-K filed August 16, 2011).
3.3	Fourth Amended and Restated By-Laws of the Company (filed as Exhibit 3.3 to the Form 10-Q filed August 10, 2017).
10.1	Employment Separation Agreement and Release, between the Company and Valérie Hermann (filed as Exhibit 10.1 to the Form 8-K filed July 19, 2019)†.
10.2*	Performance Share Unit Award Overview containing the standard terms of performance share unit awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan†.
10.3*
One-time Fiscal 2020 Performance Share Unit - Award Notification containing the standard terms of the one-time Fiscal 2020 performance share unit awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan†.

10.4*	Restricted Stock Unit Overview containing the standard terms of restricted stock unit awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan†.
31.1*	Certification of Principal Executive Officer pursuant to 17 CFR 240.13a-14(a).
31.2*	Certification of Principal Financial Officer pursuant to 17 CFR 240.13a-14(a).
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
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

Date: August 1, 2019

