Form 10-Q
period 2019-09-28
RALPH LAUREN CORP
filed 2019-11-07
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At November 1, 2019, 49,735,136 shares of the registrant's Class A common stock, $.01 par value, and 24,881,276 shares of the registrant's Class B common stock, $.01 par value, were outstanding.

RALPH LAUREN CORPORATION

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 28, 2019	March 30, 2019
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$548.1	$584.1
Short-term investments	1,041.4	1,403.4
Accounts receivable, net of allowances of $211.1 million and $192.2 million	483.2	398.1
Inventories	1,012.5	817.8
Income tax receivable	33.6	32.1
Prepaid expenses and other current assets	267.9	359.3
Total current assets	3,386.7	3,594.8
Property and equipment, net	1,011.0	1,039.2
Operating lease right-of-use assets	1,567.1	—
Deferred tax assets	97.6	67.0
Goodwill	913.8	919.6
Intangible assets, net	152.3	163.7
Other non-current assets	100.0	158.5
Total assets	$7,228.5	$5,942.8
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$297.3	$—
Accounts payable	350.3	202.3
Income tax payable	60.1	29.4
Current operating lease liabilities	273.2	—
Accrued expenses and other current liabilities	755.1	968.4
Total current liabilities	1,736.0	1,200.1
Long-term debt	396.1	689.1
Long-term operating lease liabilities	1,651.3	—
Income tax payable	132.7	146.7
Non-current liability for unrecognized tax benefits	79.7	78.8
Other non-current liabilities	319.1	540.9
Commitments and contingencies (Note 14)
Total liabilities	4,314.9	2,655.6
Equity:
Class A common stock, par value $.01 per share; 104.8 million and 102.9 million shares issued; 49.7 million and 52.2 million shares outstanding	1.0	1.0
Class B common stock, par value $.01 per share; 24.9 million issued and outstanding; 25.9 million shares issued and outstanding	0.3	0.3
Additional paid-in-capital	2,544.6	2,493.8
Retained earnings	6,009.4	5,979.1
Treasury stock, Class A, at cost; 55.1 million and 50.7 million shares	(5,526.3)	(5,083.6)
Accumulated other comprehensive loss	(115.4)	(103.4)
Total equity	2,913.6	3,287.2
Total liabilities and equity	$7,228.5	$5,942.8
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(millions, except per share data)
Net revenues	$1,706.2	$1,690.9	$3,135.0	$3,081.5
Cost of goods sold	(657.2)	(661.6)	(1,165.2)	(1,156.5)
Gross profit	1,049.0	1,029.3	1,969.8	1,925.0
Selling, general, and administrative expenses	(795.3)	(793.6)	(1,542.0)	(1,535.5)
Impairment of assets	(6.1)	(9.8)	(7.3)	(11.1)
Restructuring and other charges	(14.5)	(15.9)	(44.1)	(38.3)
Total other operating expenses, net	(815.9)	(819.3)	(1,593.4)	(1,584.9)
Operating income	233.1	210.0	376.4	340.1
Interest expense	(4.4)	(6.0)	(8.6)	(10.4)
Interest income	9.6	10.4	21.2	19.6
Other income (expense), net	(1.7)	0.4	(5.8)	(1.6)
Income before income taxes	236.6	214.8	383.2	347.7
Income tax provision	(54.5)	(44.5)	(84.0)	(68.4)
Net income	$182.1	$170.3	$299.2	$279.3
Net income per common share:
Basic	$2.37	$2.09	$3.86	$3.42
Diluted	$2.34	$2.07	$3.79	$3.37
Weighted average common shares outstanding:
Basic	76.7	81.3	77.4	81.6
Diluted	77.9	82.3	78.9	82.8
Dividends declared per share	$0.6875	$0.625	$1.375	$1.25
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(millions)
Net income	$182.1	$170.3	$299.2	$279.3
Other comprehensive loss, net of tax:
Foreign currency translation losses	(19.9)	(6.2)	(15.9)	(36.9)
Net gains (losses) on cash flow hedges	13.6	(0.2)	3.9	27.5
Net gains on defined benefit plans	0.1	—	—	0.1
Other comprehensive loss, net of tax	(6.2)	(6.4)	(12.0)	(9.3)
Total comprehensive income	$175.9	$163.9	$287.2	$270.0
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 28, 2019	September 29, 2018
	(millions)
Cash flows from operating activities:
Net income	$299.2	$279.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	132.8	140.0
Deferred income tax expense (benefit)	(15.4)	11.2
Non-cash stock-based compensation expense	50.8	42.8
Non-cash impairment of assets	7.3	11.1
Non-cash restructuring-related inventory charges	1.0	—
Other non-cash charges	3.1	6.2
Changes in operating assets and liabilities:
Accounts receivable	(91.0)	(18.7)
Inventories	(203.3)	(251.8)
Prepaid expenses and other current assets	(47.1)	(49.8)
Accounts payable and accrued liabilities	47.3	3.4
Income tax receivables and payables	17.1	29.5
Deferred income	0.9	(11.6)
Other balance sheet changes	1.4	21.4
Net cash provided by operating activities	204.1	213.0
Cash flows from investing activities:
Capital expenditures	(130.6)	(93.1)
Purchases of investments	(571.6)	(1,822.8)
Proceeds from sales and maturities of investments	976.1	1,211.4
Acquisitions and ventures	0.9	(4.5)
Proceeds from sale of property	20.8	—
Settlement of net investment hedges	—	(23.8)
Net cash provided by (used in) investing activities	295.6	(732.8)
Cash flows from financing activities:
Repayments of short-term debt	—	(9.9)
Proceeds from the issuance of long-term debt	—	398.1
Repayments of long-term debt	—	(300.0)
Payments of finance lease obligations	(7.7)	(10.5)
Payments of dividends	(101.9)	(91.3)
Repurchases of common stock, including shares surrendered for tax withholdings	(442.7)	(223.9)
Proceeds from exercise of stock options	—	21.8
Other financing activities	(0.7)	(2.8)
Net cash used in financing activities	(553.0)	(218.5)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(9.9)	(20.7)
Net decrease in cash, cash equivalents, and restricted cash	(63.2)	(759.0)
Cash, cash equivalents, and restricted cash at beginning of period	626.5	1,355.5
Cash, cash equivalents, and restricted cash at end of period	$563.3	$596.5
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended September 28, 2019
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at June 29, 2019	129.6	$1.3	$2,516.8	$5,878.6	52.4	$(5,274.7)	$(109.2)	$3,012.8
Comprehensive income:
Net income				182.1
Other comprehensive loss							(6.2)
Total comprehensive income								175.9
Dividends declared				(51.3)				(51.3)
Repurchases of common stock					2.7	(251.6)		(251.6)
Stock-based compensation			27.8					27.8
Shares issued pursuant to stock-based compensation plans	0.1	—	—					—
Balance at September 28, 2019	129.7	$1.3	$2,544.6	$6,009.4	55.1	$(5,526.3)	$(115.4)	$2,913.6

	Three Months Ended September 29, 2018
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at June 30, 2018	128.7	$1.3	$2,426.7	$5,805.4	47.5	$(4,711.0)	$(101.4)	$3,421.0
Comprehensive income:
Net income				170.3
Other comprehensive loss							(6.4)
Total comprehensive income								163.9
Dividends declared				(50.3)				(50.3)
Repurchases of common stock					0.8	(93.9)		(93.9)
Stock-based compensation			21.3					21.3
Shares issued pursuant to stock-based compensation plans	0.1	—	—					—
Balance at September 29, 2018	128.8	$1.3	$2,448.0	$5,925.4	48.3	$(4,804.9)	$(107.8)	$3,462.0

(a)
Includes Class A and Class B common stock. During the three months ended September 28, 2019, 0.5 million shares of Class B common stock were converted into an equal number of shares of Class A common stock pursuant to the terms of the Class B common stock (see Note 15).

(b)	Accumulated other comprehensive income (loss).

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)

	Six Months Ended September 28, 2019
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at March 30, 2019	128.8	$1.3	$2,493.8	$5,979.1	50.7	$(5,083.6)	$(103.4)	$3,287.2
Comprehensive income:
Net income				299.2
Other comprehensive loss							(12.0)
Total comprehensive income								287.2
Dividends declared				(104.4)				(104.4)
Repurchases of common stock					4.4	(442.7)		(442.7)
Stock-based compensation			50.8					50.8
Shares issued pursuant to stock-based compensation plans	0.9	—	—					—
Cumulative adjustments from adoption of new accounting standards (see Note 4)				(164.5)				(164.5)
Balance at September 28, 2019	129.7	$1.3	$2,544.6	$6,009.4	55.1	$(5,526.3)	$(115.4)	$2,913.6

	Six Months Ended September 29, 2018
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at March 31, 2018	127.9	$1.3	$2,383.4	$5,752.2	46.6	$(4,581.0)	$(98.5)	$3,457.4
Comprehensive income:
Net income				279.3
Other comprehensive loss							(9.3)
Total comprehensive income								270.0
Dividends declared				(101.0)				(101.0)
Repurchases of common stock					1.7	(223.9)		(223.9)
Stock-based compensation			42.8					42.8
Shares issued pursuant to stock-based compensation plans	0.9	—	21.8					21.8
Cumulative adjustments from adoption of new accounting standards				(5.1)				(5.1)
Balance at September 29, 2018	128.8	$1.3	$2,448.0	$5,925.4	48.3	$(4,804.9)	$(107.8)	$3,462.0

(a)
Includes Class A and Class B common stock. During the six months ended September 28, 2019, 1.0 million shares of Class B common stock were converted into an equal number of shares of Class A common stock pursuant to the terms of the Class B common stock (see Note 15).

(b)	Accumulated other comprehensive income (loss).
See accompanying notes.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data and where otherwise indicated)
(Unaudited)

1.	Description of Business
Ralph Lauren Corporation ("RLC") is a global leader in the design, marketing, and distribution of premium lifestyle products, including apparel, footwear, accessories, home furnishings, fragrances, and hospitality. RLC's long-standing reputation and distinctive image have been developed across an expanding number of products, brands, sales channels, and international markets. RLC's brand names include Ralph Lauren, Ralph Lauren Collection, Ralph Lauren Purple Label, Polo Ralph Lauren, Double RL, Lauren Ralph Lauren, Polo Ralph Lauren Children, Chaps, and Club Monaco, among others. RLC and its subsidiaries are collectively referred to herein as the "Company," "we," "us," "our," and "ourselves," unless the context indicates otherwise.
The Company diversifies its business by geography (North America, Europe, and Asia, among other regions) and channel of distribution (retail, wholesale, and licensing). This allows the Company to maintain a dynamic balance as its operating results do not depend solely on the performance of any single geographic area or channel of distribution. The Company sells directly to consumers through its integrated retail channel, which includes its retail stores, concession-based shop-within-shops, and digital commerce operations around the world. The Company's wholesale sales are made principally to major department stores and specialty stores around the world, as well as to certain third party-owned stores to which the Company has licensed the right to operate in defined geographic territories using its trademarks. In addition, the Company licenses to third parties for specified periods the right to access its various trademarks in connection with the licensees' manufacture and sale of designated products, such as certain apparel, eyewear, fragrances, and home furnishings.
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
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2020 will end on March 28, 2020 and will be a 52-week period ("Fiscal 2020"). Fiscal year 2019 ended on March 30, 2019 and was also a

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

52-week period ("Fiscal 2019"). The second quarter of Fiscal 2020 ended on September 28, 2019 and was a 13-week period. The second quarter of Fiscal 2019 ended on September 29, 2018 and was also a 13-week period.
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
Reclassifications
Certain reclassifications have been made to prior period financial information in order to conform to the current period's presentation, including a change to the Company's segment reporting structure as further described in Note 18.
Seasonality of Business
The Company's business is typically affected by seasonal trends, with higher levels of retail sales in its second and third fiscal quarters and higher wholesale sales in its second and fourth fiscal quarters. These trends result primarily from the timing of key vacation travel, back-to-school, and holiday shopping periods impacting its retail business and the timing of seasonal wholesale shipments. As a result of changes in its business, consumer spending patterns, and the macroeconomic environment, historical quarterly operating trends and working capital requirements may not be indicative of the Company's future performance. In addition, fluctuations in sales, operating income, and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, the Company's operating results and cash flows for the three-month and six-month periods ended September 28, 2019 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2020.

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
Revenue from the Company's licensing arrangements is recognized over time during the period that licensees are provided access to the Company's trademarks (i.e., symbolic intellectual property) and benefit from such access through their sales of licensed products. These arrangements require licensees to pay a sales-based royalty, which for most arrangements may be subject to a contractually-guaranteed minimum royalty amount. Payments are generally due quarterly and, depending on time of receipt, may be recorded as a liability until recognized as revenue. The Company recognizes revenue for sales-based royalty arrangements (including those for which the royalty exceeds any contractually-guaranteed minimum royalty amount) as licensed products are sold by the licensee. If a sales-based royalty is not ultimately expected to exceed a contractually-guaranteed minimum royalty amount, the minimum is recognized as revenue ratably over the contractual period. This sales-based output measure of progress and pattern of recognition best represents the value transferred to the licensee over the term of the arrangement, as well as the amount of consideration that the Company is entitled to receive in exchange for providing access to its trademarks. As of September 28, 2019, contractually-guaranteed minimum royalty amounts expected to be recognized as revenue during future periods were as follows:

Contractually-Guaranteed Minimum Royalties(a)
(millions)
Remainder of Fiscal 2020	$57.0
Fiscal 2021	116.5
Fiscal 2022	78.4
Fiscal 2023	42.8
Fiscal 2024 and thereafter	25.6
Total	$320.3

(a)	Amounts presented do not contemplate anticipated contract renewals or royalties earned in excess of contractually guaranteed minimums.
Disaggregated Net Revenues
The following tables disaggregate the Company's net revenues into categories that depict how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors for the fiscal periods presented:

	Three Months Ended
	September 28, 2019					September 29, 2018
	North America	Europe	Asia	Other	Total	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$457.9	$238.6	$233.3	$45.4	$975.2	$435.4	$227.6	$222.5	$47.4	$932.9
Wholesale	423.3	241.6	22.0	1.9	688.8	452.8	237.1	22.2	1.5	713.6
Licensing	—	—	—	42.2	42.2	—	—	—	44.4	44.4
Total	$881.2	$480.2	$255.3	$89.5	$1,706.2	$888.2	$464.7	$244.7	$93.3	$1,690.9

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended
	September 28, 2019					September 29, 2018
	North America	Europe	Asia	Other	Total	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$861.0	$457.1	$479.8	$94.9	$1,892.8	$822.9	$440.2	$457.9	$97.3	$1,818.3
Wholesale	739.6	383.9	34.1	3.7	1,161.3	762.9	379.8	34.8	2.3	1,179.8
Licensing	—	—	—	80.9	80.9	—	—	—	83.4	83.4
Total	$1,600.6	$841.0	$513.9	$179.5	$3,135.0	$1,585.8	$820.0	$492.7	$183.0	$3,081.5

(a)	Net revenues from the Company's retail and wholesale businesses are recognized at a point in time. Net revenues from the Company's licensing business are recognized over time.
Deferred Income
Deferred income represents cash payments received in advance of the Company's transfer of control of products or services to its customers and is generally comprised of unredeemed gift cards, net of breakage, and advance royalty payments from licensees. The Company's deferred income balances were $15.5 million and $14.8 million as of September 28, 2019 and March 30, 2019, respectively, and were primarily recorded within accrued expenses and other current liabilities within the consolidated balance sheets. During the three-month and six-month periods ended September 28, 2019, the Company recognized $1.5 million and $7.2 million, respectively, of net revenues from amounts recorded as deferred income as of March 30, 2019. The majority of the deferred income balance as of September 28, 2019 is expected to be recognized as revenue within the next twelve months.
Shipping and Handling Costs
Costs associated with shipping goods to the Company's customers are accounted for as fulfillment activities and reflected as a component of selling, general, and administrative ("SG&A") expenses in the consolidated statements of operations. Costs of preparing merchandise for sale, such as picking, packing, warehousing, and order charges ("handling costs"), are also included in SG&A expenses. Shipping and handling costs billed to customers are included in revenue.
A summary of shipping and handling costs for the fiscal periods presented is as follows:

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(millions)
Shipping costs	$12.5	$10.9	$22.4	$19.6
Handling costs	39.5	39.0	75.7	74.7

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to shares used to calculate diluted net income per common share as follows:

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(millions)
Basic shares	76.7	81.3	77.4	81.6
Dilutive effect of stock options and RSUs	1.2	1.0	1.5	1.2
Diluted shares	77.9	82.3	78.9	82.8

All earnings per share amounts have been calculated using unrounded numbers. Options to purchase shares of the Company's Class A common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding performance-based and market-based RSUs, which are included in the computation of diluted shares only to the extent that the underlying performance or market conditions (i) have been satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. As of September 28, 2019 and September 29, 2018, there were 1.1 million and 1.5 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based RSUs that were excluded from the diluted shares calculations.
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
A rollforward of the activity in the Company's reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented below:

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(millions)
Beginning reserve balance	$165.5	$167.2	$176.5	$202.5
Amount charged against revenue to increase reserve	168.6	150.5	282.5	250.2
Amount credited against customer accounts to decrease reserve	(135.8)	(119.2)	(261.7)	(249.3)
Foreign currency translation	(2.8)	0.2	(1.8)	(4.7)
Ending reserve balance	$195.5	$198.7	$195.5	$198.7

An allowance for doubtful accounts is determined through an analysis of accounts receivable aging, assessments of collectability based on evaluation of historical and anticipated trends, the financial condition of the Company's customers, and evaluation of the impact of economic conditions, among other factors.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A rollforward of the activity in the Company's allowance for doubtful accounts is presented below:

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(millions)
Beginning reserve balance	$15.0	$18.7	$15.7	$19.7
Amount recorded to expense to increase (decrease) reserve(a)	1.4	(0.5)	1.5	(0.5)
Amount written-off against customer accounts to decrease reserve	(0.4)	(1.0)	(1.4)	(1.4)
Foreign currency translation	(0.4)	—	(0.2)	(0.6)
Ending reserve balance	$15.6	$17.2	$15.6	$17.2

(a)	Amounts recorded to bad debt expense are included within SG&A expenses in the consolidated statements of operations.
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department and specialty stores around the world, and extends credit based on an evaluation of each customer's financial capacity and condition, usually without requiring collateral. In the Company's wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2019, the Company's sales to its three largest wholesale customers accounted for approximately 19% of total net revenues. Substantially all of the Company's sales to its three largest wholesale customers related to its North America segment. As of September 28, 2019, these three key wholesale customers constituted approximately 27% of total gross accounts receivable.
Inventories
The Company holds inventory that is sold in its retail stores and digital commerce sites directly to consumers. The Company also holds inventory that is sold through wholesale distribution channels to major department stores and specialty retail stores. Substantially all of the Company's inventories are comprised of finished goods, which are stated at the lower of cost or estimated realizable value, with cost determined on a weighted-average cost basis. Inventory held by the Company totaled $1.013 billion, $817.8 million, and $994.6 million as of September 28, 2019, March 30, 2019, and September 29, 2018, respectively.
Leases
As discussed in Note 4, the Company adopted a new lease accounting standard as of the beginning of Fiscal 2020.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

as well as periods covered by renewal options for which it is reasonably certain of exercising. The Company also determines lease classification as either operating or finance (formerly referred to as "capital") at lease commencement, which governs the pattern of expense recognition and the presentation thereof reflected in the consolidated statements of operations over the lease term.
For leases with a lease term exceeding 12 months, a lease liability is recorded on the Company's consolidated balance sheet at lease commencement reflecting the present value of its fixed payment obligations over the lease term. A corresponding right-of-use ("ROU") asset equal to the initial lease liability is also recorded, increased by any prepaid rent and/or initial direct costs incurred in connection with execution of the lease, and reduced by any lease incentives received. The Company includes fixed payment obligations related to non-lease components in the measurement of ROU assets and lease liabilities, as it elects to account for lease and non-lease components together as a single lease component. Variable lease payments are not included in the measurement of ROU assets and lease liabilities. ROU assets associated with finance leases are presented separate from those associated with operating leases, and are included within property and equipment, net on the Company's consolidated balance sheet. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are not readily determinable. The Company's incremental borrowing rate reflects the rate it would pay to borrow on a secured basis, and incorporates the term and economic environment of the lease.
For operating leases, fixed lease payments are recognized as operating lease cost on a straight-line basis over the lease term. For finance leases, the initial ROU asset is depreciated on a straight-line basis over the lease term, along with recognition of interest expense associated with accretion of the lease liability, which is ultimately reduced by the related fixed payments as they are made. For leases with a lease term of 12 months or less (referred to as a "short-term lease"), any fixed lease payments are recognized on a straight-line basis over such term, and are not recognized on the consolidated balance sheet. Variable lease cost, if any, is recognized as incurred for all leases.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•
Settlement of Foreign Currency Balances — recognized within other income (expense), net during the period that the hedged balance is remeasured through earnings, generally through its ultimate settlement when the related payment occurs.

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company also recorded other initial ROU asset impairment adjustments to reduce its opening retained earnings balance upon adoption of the standard related to leases of certain underperforming retail locations for which the carrying value of the respective store's initial operating lease ROU asset exceeded its fair value. These impairments totaled $49.7 million and were recorded as adjustments to reduce the Company's opening retained earnings balance by $37.8 million, net of related income tax effects. Leasehold improvements related to these underperforming retail locations were previously fully-impaired prior to the adoption of ASU 2016-02.
See Notes 3 and 13 for further discussion of the Company's lease accounting policy and other related disclosures.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Property and Equipment
Property and equipment, net consists of the following:

	September 28, 2019	March 30, 2019
	(millions)
Land and improvements	$15.3	$15.3
Buildings and improvements	312.6	387.8
Furniture and fixtures	629.9	626.4
Machinery and equipment	359.2	350.4
Capitalized software	549.5	534.0
Leasehold improvements	1,182.7	1,169.4
Construction in progress	110.8	58.7
	3,160.0	3,142.0
Less: accumulated depreciation	(2,149.0)	(2,102.8)
Property and equipment, net	$1,011.0	$1,039.2

Depreciation expense was $60.7 million and $121.0 million during the three-month and six-month periods ended September 28, 2019, respectively, and $63.9 million and $128.3 million during the three-month and six-month periods ended September 29, 2018, respectively, and is recorded primarily within SG&A expenses in the consolidated statements of operations.

6.	Other Assets and Liabilities
Prepaid expenses and other current assets consist of the following:

	September 28, 2019	March 30, 2019
	(millions)
Other taxes receivable	$59.2	$137.9
Non-trade receivables	30.5	30.8
Tenant allowances receivable	24.8	8.2
Derivative financial instruments	23.2	19.8
Inventory return asset	22.1	18.4
Prepaid software maintenance	21.2	19.8
Prepaid occupancy costs	16.1	38.0
Prepaid advertising and marketing	13.9	9.6
Restricted cash	7.1	11.9
Asset held-for-sale(a)	—	20.8
Other prepaid expenses and current assets	49.8	44.1
Total prepaid expenses and other current assets	$267.9	$359.3

(a)
Balance as of March 30, 2019 related to the estimated fair value, less costs to sell, of the Company's corporate jet. The jet was sold during the first quarter of Fiscal 2020 with no gain or loss recognized on sale. The Company donated the $20.8 million net cash proceeds received from the sale to the Polo Ralph Lauren Foundation, a non-profit, charitable foundation that supports various philanthropic programs.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other non-current assets consist of the following:

	September 28, 2019	March 30, 2019
	(millions)

Derivative financial instruments	$30.2	$12.2
Security deposits	27.7	24.5
Restricted cash	8.1	30.5
Non-current investments	—	44.9
Other non-current assets	34.0	46.4
Total other non-current assets	$100.0	$158.5

Accrued expenses and other current liabilities consist of the following:

	September 28, 2019	March 30, 2019
	(millions)
Accrued operating expenses	$191.4	$235.2
Accrued inventory	171.5	141.0
Accrued payroll and benefits	152.0	232.5
Other taxes payable	66.8	158.3
Accrued capital expenditures	55.3	47.6
Dividends payable	51.3	48.8
Restructuring reserve	31.5	60.4
Deferred income	15.1	14.1
Finance lease obligations	10.7	22.3
Derivative financial instruments	5.2	3.6
Other accrued expenses and current liabilities	4.3	4.6
Total accrued expenses and other current liabilities	$755.1	$968.4

Other non-current liabilities consist of the following:

	September 28, 2019	March 30, 2019
	(millions)
Finance lease obligations	$196.1	$212.6
Deferred lease incentives and obligations	62.1	202.7
Accrued benefits and deferred compensation	20.1	26.2
Deferred tax liabilities	13.1	50.2
Restructuring reserve	2.9	11.4
Derivative financial instruments	—	11.9
Other non-current liabilities	24.8	25.9
Total other non-current liabilities	$319.1	$540.9

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Impairment of Assets
The Company recorded non-cash impairment charges of $2.3 million and $3.5 million during the three-month and six-month periods ended September 28, 2019, respectively, and $4.5 million and $5.8 million during the three-month and six-month periods ended September 29, 2018, respectively, to write-down certain long-lived assets in connection with its restructuring plans (see Note 8).
Additionally, the Company recorded non-cash impairment charges of $3.8 million during the three-month and six-month periods ended September 28, 2019 and $5.3 million during the three-month and six-month periods ended September 29, 2018 to write-down certain long-lived assets related to underperforming stores as a result of its ongoing store portfolio evaluation.
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
A summary of charges recorded in connection with the Fiscal 2019 Restructuring Plan during the fiscal periods presented, as well as the cumulative charges recorded since its inception, is as follows:

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018	Cumulative Charges
	(millions)
Cash-related restructuring charges:
Severance and benefit costs	$9.0	$9.0	$14.9	$17.2	$75.1
Lease termination and store closure costs	0.2	—	0.5	—	2.3
Other cash charges	0.3	1.6	1.1	1.6	8.5
Total cash-related restructuring charges	9.5	10.6	16.5	18.8	85.9
Non-cash charges:
Impairment of assets (see Note 7)	2.3	4.5	3.5	5.8	13.8
Inventory-related charges(a)	0.4	—	1.0	—	7.0
Accelerated stock-based compensation expense(b)	3.6	—	3.6	—	3.6
Loss on sale of property(c)	—	—	—	—	11.6
Total non-cash charges	6.3	4.5	8.1	5.8	36.0
Total charges	$15.8	$15.1	$24.6	$24.6	$121.9

(a)	Inventory-related charges are recorded within cost of goods sold in the consolidated statements of operations.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b)
Accelerated stock-based compensation, which is recorded within restructuring and other charges in the consolidated statements of operations, was recorded in connection with vesting provisions associated with certain separation agreements.

(c)
Loss on sale of property, which was recorded within restructuring and other charges in the consolidated statements of operations during the third quarter of Fiscal 2019, was incurred in connection with the sale of one of the Company's distribution centers in North America. Total cash proceeds from the sale were $20.0 million.

A summary of current period activity in the restructuring reserve related to the Fiscal 2019 Restructuring Plan is as follows:

	Severance and Benefit Costs	Lease Termination and Store Closure Costs	Other Cash Charges	Total
	(millions)
Balance at March 30, 2019	$41.0	$0.5	$0.1	$41.6
Additions charged to expense	14.9	0.5	1.1	16.5
Cash payments charged against reserve	(27.9)	(0.5)	(0.5)	(28.9)
Non-cash adjustments(a)	—	(0.4)	—	(0.4)
Balance at September 28, 2019	$28.0	$0.1	$0.7	$28.8

(a)
Certain lease-related liabilities previously recognized in connection with the Company's closure and cessation of use of real estate locations were reclassified and reflected as reductions of the respective operating lease ROU assets initially recognized upon adoption of ASU 2016-02 (see Note 4).

Other Restructuring Plans
The Company recorded restructuring-related charges of $1.8 million and $8.3 million during the three-month and six-month periods ended September 29, 2018, respectively, related to certain other restructuring plans initiated prior to Fiscal 2019, primarily consisting of (i) severance and benefit costs and (ii) lease termination and store closure costs. Actions associated with these other plans were completed in previous fiscal years.
A summary of current period activity in the restructuring reserve related to these other plans is as follows:

	Severance and Benefit Costs	Lease Termination and Store Closure Costs	Other Cash Charges	Total
	(millions)
Balance at March 30, 2019	$6.5	$23.3	$0.4	$30.2
Additions charged to expense	—	—	—	—
Cash payments charged against reserve	(4.1)	(1.5)	(0.1)	(5.7)
Non-cash adjustments(a)	—	(18.9)	—	(18.9)
Balance at September 28, 2019	$2.4	$2.9	$0.3	$5.6

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Charges
During the first quarter of Fiscal 2020, the Company recorded other charges of $20.8 million related to the donation of net cash proceeds received from the sale of its corporate jet. This donation was made to the Polo Ralph Lauren Foundation, a non-profit, charitable foundation that supports various philanthropic programs. Additionally, during the three-month and six-month periods ended September 28, 2019, the Company recorded other charges of $1.4 million and $3.2 million, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired.
The Company recorded other charges of $3.5 million and $7.0 million during the three-month and six-month periods ended September 29, 2018, respectively, related to depreciation expense associated with its former Polo store at 711 Fifth Avenue in New York City recorded after the store closed during the first quarter of Fiscal 2018. Additionally, during the first quarter of Fiscal 2019, the Company recorded other charges of $4.2 million primarily related to a customs audit. Refer to Note 14 of the Fiscal 2019 10-K for additional discussion regarding the Company's customs audit.

9.	Income Taxes
Swiss Tax Reform
In May 2019, a public referendum was held in Switzerland that approved the Federal Act on Tax Reform and AHV Financing (the "Swiss Tax Act"), which becomes effective January 1, 2020. The Swiss Tax Act eliminates certain preferential tax items at both the federal and cantonal levels for multinational companies, and provides the cantons with parameters for establishing local tax rates and regulations.
During the second quarter of Fiscal 2020, the Swiss Tax Act was enacted into law, resulting in an immaterial adjustment associated with the revaluation of the Company's Swiss deferred tax assets and liabilities and current estimated annual effective tax rate. The Company also expects the tax authorities to issue additional guidance with respect to the implementation of transitional provisions during the second half of Fiscal 2020, which may have a material impact on the Company's consolidated financial statements.
Effective Tax Rate
The Company's effective tax rate, which is calculated by dividing each fiscal period's income tax provision by pretax income, was 23.1% and 21.9% during the three-month and six-month periods ended September 28, 2019, respectively, and 20.7% and 19.7% during the three-month and six-month periods ended September 29, 2018, respectively. The effective tax rates for the three-month and six-month periods ended September 28, 2019 were slightly higher than the U.S. federal statutory income tax rate of 21% primarily due to additional income tax reserves largely associated with certain income tax audits. The effective tax rates for the three-month and six-month periods ended September 29, 2018 were slightly lower than the U.S. federal statutory income tax rate of 21%, reflecting the favorable impact of a measurement period adjustment recorded in connection with the TCJA, as discussed below.
During the second quarter of Fiscal 2019, the Company recorded a TCJA measurement period adjustment as a result of the issuance of new interpretive guidance related to stock-based compensation for certain executives, whereby it recorded an income tax benefit and corresponding deferred tax asset of $4.7 million. This measurement period adjustment reduced the Company's effective tax rate by 220 basis points and 130 basis points during the three-month and six-month periods ended September 29, 2018, respectively. Refer to Note 10 of the Fiscal 2019 10-K for further discussion regarding the TCJA.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Uncertain Income Tax Benefits
The Company classifies interest and penalties related to unrecognized tax benefits as part of its income tax provision. The total amount of unrecognized tax benefits, including interest and penalties, was $79.7 million and $78.8 million as of September 28, 2019 and March 30, 2019, respectively, and is included within non-current liability for unrecognized tax benefits in the consolidated balance sheets.
The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $71.4 million and $70.7 million as of September 28, 2019 and March 30, 2019, respectively.
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

10.	Debt
Debt consists of the following:

	September 28, 2019	March 30, 2019
	(millions)
$300 million 2.625% Senior Notes(a)	$297.3	$293.4
$400 million 3.750% Senior Notes(b)	396.1	395.7
Total debt	693.4	689.1
Less: current portion of long-term debt	297.3	—
Long-term debt	$396.1	$689.1

(a)
The carrying value of the 2.625% Senior Notes as of September 28, 2019 and March 30, 2019 reflects adjustments of $2.3 million and $5.9 million, respectively, associated with the Company's related interest rate swap contract (see Note 12). The carrying value of the 2.625% Senior Notes is also presented net of unamortized debt issuance costs and discount of $0.4 million and $0.7 million as of September 28, 2019 and March 30, 2019, respectively.

(b)
The carrying value of the 3.750% Senior Notes is presented net of unamortized debt issuance costs and discount of $3.9 million and $4.3 million as of September 28, 2019 and March 30, 2019, respectively.

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility, as defined below. Accordingly, the Company does not expect combined borrowings outstanding under the Commercial Paper Program and Global Credit Facility to exceed $500 million. Commercial Paper Program borrowings may be used to support the Company's general working capital and corporate needs. Maturities of commercial paper notes vary, but cannot exceed 397 days from the date of issuance. Commercial paper notes issued under the Commercial Paper Program rank equally with the Company's other forms of unsecured indebtedness. As of September 28, 2019, there were no borrowings outstanding under the Commercial Paper Program.
Revolving Credit Facilities
Global Credit Facility
In August 2019, the Company terminated its credit facility previously in place and entered into a new credit facility that provides for a $500 million senior unsecured revolving line of credit through August 12, 2024 (the "Global Credit Facility") under terms and conditions substantially similar to those previously in effect. The Global Credit Facility is also used to support the issuance of letters of credit and the maintenance of the Commercial Paper Program. Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and other currencies, including Euros, Hong Kong Dollars, and Japanese Yen. The Company has the ability to expand its borrowing availability under the Global Credit Facility to $1 billion, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. As of September 28, 2019, there were no borrowings outstanding under the Global Credit Facility and the Company was contingently liable for $9.0 million of outstanding letters of credit.
U.S. Dollar-denominated borrowings under the Global Credit Facility bear interest, at the Company's option, either at (a) a base rate, by reference to the greatest of: (i) the annual prime commercial lending rate of JPMorgan Chase Bank, N.A. in effect from time to time, (ii) the weighted-average overnight Federal funds rate plus 50 basis points, or (iii) the one-month London Interbank Offered Rate ("LIBOR") plus 100 basis points; or (b) LIBOR, adjusted for the Federal Reserve Board's Eurocurrency liabilities maximum reserve percentage, plus a spread of 75 basis points, subject to adjustment based on the Company's credit ratings ("Adjusted LIBOR"). Foreign currency-denominated borrowings bear interest at Adjusted LIBOR.
In addition to paying interest on any outstanding borrowings under the Global Credit Facility, the Company is required to pay a commitment fee to the lenders under the Global Credit Facility with respect to the unutilized commitments. The commitment fee rate of 6.5 basis points under the terms of the Global Credit Facility is subject to adjustment based on the Company's credit ratings.
The Global Credit Facility contains a number of covenants that, among other things, restrict the Company's ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make certain investments. The Global Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the "leverage ratio") of no greater than 4.25 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

outstanding, including finance lease obligations, plus all operating lease obligations. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, (iv) operating lease cost, (v) restructuring and other non-recurring expenses, and (vi) acquisition-related costs. As of September 28, 2019, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company's Global Credit Facility.
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

•	South Korea Credit Facility — provides Ralph Lauren (Korea) Ltd. with a revolving line of credit of up to 30 billion South Korean Won (approximately $25 million) through October 30, 2020.
As of September 28, 2019, there were no borrowings outstanding under the Pan-Asia Credit Facilities.
Refer to Note 11 of the Fiscal 2019 10-K for additional discussion of the terms and conditions of the Company's debt and credit facilities.

11.	Fair Value Measurements
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company's financial assets and liabilities that are measured and recorded at fair value on a recurring basis, excluding accrued interest components:

	September 28, 2019	March 30, 2019
	(millions)
Investments in commercial paper(a)(b)	$218.0	$290.7
Derivative assets(a)	53.4	32.0
Derivative liabilities(a)	5.2	15.5

(a)	Based on Level 2 measurements.

(b)
Amount as of September 28, 2019 was included within short-term investments in the consolidated balance sheet. As of March 30, 2019, $54.7 million was included within cash and cash equivalents and $236.0 million was included within short-term investments in the consolidated balance sheet.

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
The following table summarizes the carrying values and the estimated fair values of the Company's debt instruments:

	September 28, 2019		March 30, 2019
	Carrying Value(a)	Fair Value(b)	Carrying Value(a)	Fair Value(b)
	(millions)
$300 million 2.625% Senior Notes	$297.3	$301.1	$293.4	$299.1
$400 million 3.750% Senior Notes	396.1	430.5	395.7	410.0

(a)	See Note 10 for discussion of the carrying values of the Company's senior notes.

(b)	Based on Level 2 measurements.
Unrealized gains or losses resulting from changes in the fair value of the Company's debt instruments do not result in the realization or expenditure of cash, unless the debt is retired prior to its maturity.

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
During the three-month and six-month periods ended September 28, 2019 and September 29, 2018, the Company recorded non-cash impairment adjustments to reduce the carrying values of certain long-lived assets to their estimated fair values. The fair values of these assets were determined based on Level 3 measurements, the related inputs of which included estimates of the amount and timing of the assets' net future discounted cash flows (including any potential sublease income), based on historical experience and consideration of current trends, market conditions, and comparable sales, as applicable.
The following tables summarize non-cash impairment adjustments recorded by the Company during the fiscal periods presented in order to reduce the carrying values of certain long-lived assets to their estimated fair values as of the assessment date:

	Three Months Ended
	September 28, 2019		September 29, 2018
Long-Lived Asset Category	Fair Value As of Impairment Date	Total Impairments	Fair Value As of Impairment Date	Total Impairments
	(millions)
Property and equipment, net	$5.5	$1.7	$—	$9.8
Operating lease right-of-use assets	19.2	4.4	N/A	N/A

	Six Months Ended
	September 28, 2019			September 29, 2018
Long-Lived Asset Category	Fair Value As of Impairment Date	Total Impairments		Fair Value As of Impairment Date	Total Impairments
	(millions)
Property and equipment, net	$5.5	$2.6		$—	$11.1
Operating lease right-of-use assets	112.1	229.8	(a)	N/A	N/A

(a)
Includes $225.1 million recorded in connection with the Company's adoption of ASC 2016-02 as of the beginning of Fiscal 2020 which, net of related income tax benefits, reduced its opening retained earnings balance by $169.4 million (see Note 4).

See Note 7 for additional discussion regarding non-cash impairment charges recorded by the Company within the consolidated statements of operations during the fiscal periods presented.
No impairment charges associated with goodwill or other intangible assets were recorded during either of the six-month periods ended September 28, 2019 or September 29, 2018. The Company performed its annual goodwill impairment assessment using a qualitative approach as of the beginning of the second quarter of Fiscal 2020. In performing the assessment, the Company identified and considered the significance of relevant key factors, events, and circumstances that affected the fair values and/or carrying amounts of its reporting units with allocated goodwill. These factors included external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as the Company's actual and expected financial performance. Additionally, the results of the Company's most recent quantitative goodwill impairment test indicated that the fair values of these reporting units significantly exceeded their respective carrying values. Based on the results of its qualitative goodwill impairment assessment, the Company concluded that it is not more likely than not that the fair values of its reporting units are less than their respective carrying values and there were no reporting units at risk of impairment.

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
The following table summarizes the Company's outstanding derivative instruments on a gross basis as recorded in its consolidated balance sheets as of September 28, 2019 and March 30, 2019:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	September 28, 2019	March 30, 2019	September 28, 2019		March 30, 2019		September 28, 2019		March 30, 2019
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Cash flow hedges	$612.4	$636.3	(e)	$24.6	PP	$19.5	AE	$2.8	AE	$2.3
IRS — Fixed-rate debt	300.0	300.0		—		—	AE	2.3	ONCL	5.9
Net investment hedges(c)	676.7	695.3	(f)	28.5	ONCA	12.2		—	ONCL	6.0
Total Designated Hedges	1,589.1	1,631.6		53.1		31.7		5.1		14.2
Undesignated Hedges:
FC — Undesignated hedges(d)	201.3	146.6	PP	0.3	PP	0.3	AE	0.1	AE	1.3
Total Hedges	$1,790.4	$1,778.2		$53.4		$32.0		$5.2		$15.5

(a)	FC = Forward foreign currency exchange contracts; IRS = Interest rate swap contracts.

(b)	PP = Prepaid expenses and other current assets; AE = Accrued expenses and other current liabilities; ONCA = Other non-current assets; ONCL = Other non-current liabilities.

(c)	Includes cross-currency swaps designated as hedges of the Company's net investment in certain foreign operations.

(d)	Primarily includes undesignated hedges of foreign currency-denominated intercompany loans and other intercompany balances.

(e)	$21.9 million included within prepaid expenses and other current assets and $2.7 million included within other non-current assets.

(f)	$1.0 million included within prepaid expenses and other current assets and $27.5 million included within other non-current assets.
The Company records and presents the fair values of all of its derivative assets and liabilities in its consolidated balance sheets on a gross basis, even when they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its derivative instruments on a net basis in accordance with the terms of each of its master netting arrangements, spread across eight separate counterparties, the amounts presented in the consolidated balance sheets as of September 28, 2019 and March 30, 2019 would be adjusted from the current gross presentation as detailed in the following table:

	September 28, 2019			March 30, 2019
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount
	(millions)
Derivative assets	$53.4	$(4.6)	$48.8	$32.0	$(4.8)	$27.2
Derivative liabilities	5.2	(4.6)	0.6	15.5	(4.8)	10.7

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties. See Note 3 for further discussion of the Company's master netting arrangements.
The following tables summarize the pretax impact of gains and losses from the Company's designated derivative instruments on its consolidated financial statements for the three-month and six-month periods ended September 28, 2019 and September 29, 2018:

	Gains (Losses) Recognized in OCI
	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(millions)
Designated Hedges:
FC — Cash flow hedges	$20.0	$1.3	$15.6	$27.4
Net investment hedges — effective portion	27.1	2.8	17.1	40.2
Net investment hedges — portion excluded from assessment of hedge effectiveness	2.7	(8.5)	5.2	(6.7)
Total Designated Hedges	$49.8	$(4.4)	$37.9	$60.9

	Location and Amount of Gains (Losses) from Cash Flow Hedges Reclassified from AOCI to Earnings
	Three Months Ended				Six Months Ended
	September 28, 2019		September 29, 2018		September 28, 2019		September 29, 2018
	Cost of goods sold	Other income (expense), net	Cost of goods sold	Other income (expense), net	Cost of goods sold	Other income (expense), net	Cost of goods sold	Other income (expense), net
	(millions)
Total amounts presented in the consolidated statements of operations in which the effects of related cash flow hedges are recorded	$(657.2)	$(1.7)	$(661.6)	$0.4	$(1,165.2)	$(5.8)	$(1,156.5)	$(1.6)
Effects of cash flow hedging:
FC — Cash flow hedges	4.4	0.2	0.7	0.7	10.6	0.4	(5.5)	2.1

	Gains (Losses) from Net Investment Hedges Recognized in Earnings				Location of Gains (Losses) Recognized in Earnings
	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(millions)
Net Investment Hedges
Net investment hedges — portion excluded from assessment of hedge effectiveness(a)	$4.8	$4.8	$9.8	$9.1	Interest expense
Total Net Investment Hedges	$4.8	$4.8	$9.8	$9.1

(a)
Amounts recognized in other comprehensive income (loss) ("OCI") related to the effective portion of the Company's net investment hedges would be recognized in earnings only upon the sale or liquidation of the hedged net investment.

As of September 28, 2019, it is estimated that $24.5 million of pretax net gains on both outstanding and matured derivative instruments designated and qualifying as cash flow hedges deferred in AOCI will be recognized in earnings over the next twelve months. Amounts ultimately recognized in earnings will depend on exchange rates in effect when outstanding derivative instruments are settled.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the pretax impact of gains and losses from the Company's undesignated derivative instruments on its consolidated financial statements for the three-month and six-month periods ended September 28, 2019 and September 29, 2018:

	Gains (Losses) Recognized in Earnings				Location of Gains (Losses) Recognized in Earnings
	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(millions)
Undesignated Hedges:
FC — Undesignated hedges	$3.2	$2.6	$5.1	$5.7	Other income (expense), net
Total Undesignated Hedges	$3.2	$2.6	$5.1	$5.7

Risk Management Strategies
Forward Foreign Currency Exchange Contracts
The Company uses forward foreign currency exchange contracts to mitigate its risk related to exchange rate fluctuations on inventory transactions made in an entity's non-functional currency, the settlement of foreign currency-denominated balances, and the translation of certain foreign operations' net assets into U.S. dollars. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily to changes in the value of the Euro, the Japanese Yen, the South Korean Won, the Australian Dollar, the Canadian Dollar, the British Pound Sterling, the Swiss Franc, the Chinese Renminbi, and the Hong Kong Dollar, the Company hedges a portion of its foreign currency exposures anticipated over a two-year period. In doing so, the Company uses forward foreign currency exchange contracts that generally have maturities of two months to two years to provide continuing coverage throughout the hedging period of the respective exposure.
Interest Rate Swap Contract
During Fiscal 2016, the Company entered into a pay-floating rate, receive-fixed rate interest rate swap contract which it designated as a hedge against changes in the fair value of its fixed-rate 2.625% Senior Notes attributed to changes in a benchmark interest rate (the "2.625% Interest Rate Swap"). The 2.625% Interest Rate Swap, which matures on August 18, 2020 and has a notional amount of $300 million, swaps the fixed interest rate on the 2.625% Senior Notes for a variable interest rate based on the 3-month London Interbank Offered Rate ("LIBOR") plus a fixed spread. Changes in the fair value of the 2.625% Interest Rate Swap were offset by changes in the fair value of the 2.625% Senior Notes attributed to changes in the benchmark interest rate, with no resulting net impact reflected in earnings during any of the fiscal periods presented. The following table summarizes the carrying value of the 2.625% Senior Notes and the impacts of the related fair value hedging adjustments as of September 28, 2019 and March 30, 2019:

		Carrying Value of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Item
Hedged Item	Balance Sheet Line in which the Hedged Item is Included	September 28, 2019	March 30, 2019	September 28, 2019	March 30, 2019
		(millions)
$300 million 2.625% Senior Notes	Current portion of long-term debt	$297.3	N/A	$(2.3)	N/A
$300 million 2.625% Senior Notes	Long-term debt	N/A	$293.4	N/A	$(5.9)

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
Investments
As of September 28, 2019, the Company's investments were all classified as short-term and consisted of $823.4 million of time deposits and $218.0 million of commercial paper. As of March 30, 2019, the Company's short-term investments consisted of $1.167 billion of time deposits and $236.0 million of commercial paper, and its non-current investments consisted of $44.9 million of time deposits.
No significant realized or unrealized gains or losses on available-for-sale investments or other-than-temporary impairment charges were recorded during any of the fiscal periods presented.
Refer to Note 3 of the Fiscal 2019 10-K for further discussion of the Company's accounting policies relating to its investments.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Leases
The following table summarizes ROU assets and lease liabilities recorded on the Company's consolidated balance sheet as of September 28, 2019:

	September 28, 2019	Location Recorded on Balance Sheet
	(millions)
Assets:
Operating leases	$1,567.1	Operating lease right-of-use assets
Finance leases	176.5	Property and equipment, net
Total lease assets	$1,743.6
Liabilities:
Operating leases:
Current portion	$273.2	Current operating lease liabilities
Non-current portion	1,651.3	Long-term operating lease liabilities
Total operating lease liabilities	1,924.5
Finance leases:
Current portion	10.7	Accrued expenses and other current liabilities
Non-current portion	196.1	Other non-current liabilities
Total finance lease liabilities	206.8
Total lease liabilities	$2,131.3

The following table summarizes the composition of net lease cost during the three-month and six-month periods ended September 28, 2019:

	September 28, 2019
	Three Months Ended	Six Months Ended	Location Recorded in Earnings
	(millions)
Operating lease cost	$81.5	$160.1	(a)
Finance lease costs:
Depreciation of leased assets	4.7	8.9	SG&A expenses
Accretion of lease liabilities	2.1	4.0	Interest expense
Variable lease cost	75.7	153.7	(b)
Short-term lease cost	1.8	3.5	SG&A expenses
Sublease income	(0.8)	(1.7)	Restructuring and other charges
Total lease cost	$165.0	$328.5

(a)
During the three months ended September 28, 2019, $1.5 million included within cost of goods sold, $76.4 million included within SG&A expenses, and $3.6 million included within restructuring and other charges. During the six months ended September 28, 2019, $2.3 million included within cost of goods sold, $152.4 million included within SG&A expenses, and $5.4 million included within restructuring and other charges.

(b)
During the three months ended September 28, 2019, $0.5 million included within cost of goods sold, $74.2 million included within SG&A expenses, and $1.0 million included within restructuring and other charges. During the six months ended September 28, 2019, $2.1 million included within cost of goods sold, $150.1 million included within SG&A expenses, and $1.5 million included within restructuring and other charges.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with lease accounting guidance in effect prior to its adoption of ASU 2016-02, during the three-month and six-month periods ended September 29, 2018, the Company recognized rent expense of approximately $110 million and $222 million, respectively, net of insignificant sublease income, related to its operating leases, which included contingent rental charges of approximately $45 million and $93 million, respectively. Such amounts do not include expense recognized related to non-lease components.
The following table summarizes certain cash flow information related to the Company's leases for the six months ended ended September 28, 2019:

September 28, 2019
Six Months Ended
(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$194.1
Operating cash flows from finance leases	4.0
Financing cash flows from finance leases	7.7

See Note 19 for supplemental non-cash information related to ROU assets obtained in exchange for new lease liabilities.
The following table provides a maturity analysis summary of the Company's lease liabilities recorded on the consolidated balance sheet as of September 28, 2019:

	September 28, 2019
	Operating Leases	Finance Leases
	(millions)
Remainder of Fiscal 2020	$140.4	$9.0
Fiscal 2021	335.0	18.6
Fiscal 2022	309.8	23.3
Fiscal 2023	277.4	22.5
Fiscal 2024	250.7	22.4
Fiscal 2025 and thereafter	797.1	175.6
Total lease payments	2,110.4	271.4
Less: interest	(185.9)	(64.6)
Total lease liabilities	$1,924.5	$206.8

Additionally, the Company had approximately $74 million of future payment obligations related to executed lease agreements for which the related leases had not yet commenced as of September 28, 2019.
The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates related to the Company's operating and finance leases recorded on the consolidated balance sheet as of September 28, 2019:

	September 28, 2019
	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	8.1	13.0
Weighted-average discount rate	2.1%	4.1%

See Note 3 for discussion of the Company's accounting policies related to its leasing activities.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Commitments and Contingencies
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
Class B Common Stock Conversion
During the six months ended September 28, 2019, the Lauren Family, L.L.C., a limited liability company managed by the children of Mr. Ralph Lauren, converted 1.0 million shares of Class B common stock into an equal number of shares of Class A common stock pursuant to the terms of the security. These conversions occurred in advance of a sales plan providing for the sale of such shares of Class A common stock pursuant to Rule 10b5-1 subject to the conditions set forth therein. These transactions resulted in a reclassification within equity and had no effect on the Company's consolidated balance sheet.
Common Stock Repurchase Program
A summary of the Company's repurchases of Class A common stock under its common stock repurchase program is as follows:

	Six Months Ended
	September 28, 2019	September 29, 2018
	(millions)
Cost of shares repurchased	$400.0	$192.3
Number of shares repurchased	4.0	1.4
On May 13, 2019, the Company's Board of Directors approved an expansion of the Company's existing common stock repurchase program that allows it to repurchase up to an additional $600 million of Class A Common stock. As of September 28, 2019, the remaining availability under the Company's Class A common stock repurchase program was approximately $830 million. Repurchases of shares of Class A common stock are subject to overall business and market conditions.
In addition, during the six-month periods ended September 28, 2019 and September 29, 2018, 0.4 million and 0.3 million shares of Class A common stock, respectively, at a cost of $42.7 million and $31.6 million, respectively, were surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company's long-term stock incentive plans.
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.
Dividends
Since 2003, the Company has maintained a regular quarterly cash dividend program on its common stock. On May 13, 2019, the Company's Board of Directors approved an increase to the Company's quarterly cash dividend on its common stock from $0.625 to $0.6875 per share. The second quarter Fiscal 2020 dividend of $0.6875 per share was declared on September 13, 2019, was payable to stockholders of record at the close of business on September 27, 2019, and was paid on October 11, 2019. Dividends paid amounted to $101.9 million and $91.3 million during the six-month periods ended September 28, 2019 and September 29, 2018, respectively.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Accumulated Other Comprehensive Income (Loss)
The following table presents OCI activity, net of tax, which is accumulated in equity:

	Foreign Currency Translation Gains (Losses)(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges(b)	Net Unrealized Gains (Losses) on Defined Benefit Plans(c)	Total Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at March 30, 2019	$(118.5)	$20.2	$(5.1)	$(103.4)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(11.0)	13.8	0.1	2.9
Amounts reclassified from AOCI to earnings	(4.9)	(9.9)	(0.1)	(14.9)
Other comprehensive income (loss), net of tax	(15.9)	3.9	—	(12.0)
Balance at September 28, 2019	$(134.4)	$24.1	$(5.1)	$(115.4)

Balance at March 31, 2018	$(79.3)	$(16.0)	$(3.2)	$(98.5)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(36.9)	24.4	0.2	(12.3)
Amounts reclassified from AOCI to earnings	—	3.1	(0.1)	3.0
Other comprehensive income (loss), net of tax	(36.9)	27.5	0.1	(9.3)
Balance at September 29, 2018	$(116.2)	$11.5	$(3.1)	$(107.8)

(a)
OCI before reclassifications to earnings related to foreign currency translation gains (losses) includes income tax provisions of $4.3 million and $3.4 million for the six-month periods ended September 28, 2019 and September 29, 2018, respectively. OCI before reclassifications to earnings for the six-month periods ended September 28, 2019 and September 29, 2018 includes a gain of $17.0 million (net of a $5.3 million income tax provision) and a gain of $25.4 million (net of an $8.1 million income tax provision), respectively, related to changes in the fair values of instruments designated as hedges of the Company's net investment in certain foreign operations (see Note 12). Amounts reclassified from AOCI to earnings related to foreign currency translation gains (losses) for the six months ended September 28, 2019 relate to the reclassification to retained earnings of income tax effects stranded in AOCI (see Note 4).

(b)
OCI before reclassifications to earnings related to net unrealized gains (losses) on cash flow hedges are presented net of income tax provisions of $1.8 million and $3.0 million for the six-month periods ended September 28, 2019 and September 29, 2018, respectively. The tax effects on amounts reclassified from AOCI to earnings are presented in a table below.

(c)	Activity is presented net of taxes, which were immaterial for both periods presented.
The following table presents reclassifications from AOCI to earnings for cash flow hedges, by component:

	Three Months Ended		Six Months Ended		Location of Gains (Losses) Reclassified from AOCI to Earnings
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(millions)
Gains (losses) on cash flow hedges(a):
FC — Cash flow hedges	$4.4	$0.7	$10.6	$(5.5)	Cost of goods sold
FC — Cash flow hedges	0.2	0.7	0.4	2.1	Other income (expense), net
Tax effect	(0.5)	(0.1)	(1.1)	0.3	Income tax provision
Net of tax	$4.1	$1.3	$9.9	$(3.1)

(a)	FC = Forward foreign currency exchange contracts.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Stock-based Compensation
On August 1, 2019, the Company's shareholders approved the 2019 Long-Term Stock Incentive Plan (the "2019 Incentive Plan"), which replaced the Company's Amended and Restated 2010 Long-Term Stock Incentive Plan (the "2010 Incentive Plan"). The 2019 Incentive Plan provides for 1.2 million of new shares authorized for issuance to the participants, in addition to the approximately 3.0 million shares that remained available for issuance under the 2010 Incentive Plan as of August 1, 2019. In addition, any outstanding awards under the 2010 Incentive Plan or the Company's 1997 Long-Term Stock Incentive Plan (the "1997 Incentive Plan") that expire, are forfeited, or are surrendered to the Company in satisfaction of taxes, will become available for issuance under the 2019 Incentive Plan. The 2019 Incentive Plan became effective August 1, 2019 and no further grants will be made under the 2010 Incentive Plan. Outstanding awards issued prior to August 1, 2019 will continue to remain subject to the terms of the 2010 Incentive Plan or 1997 Incentive Plan, as applicable. Stock-based compensation awards that may be made under the 2019 Incentive Plan include, but are not limited to, (i) stock options, (ii) restricted stock, and (iii) RSUs.
Refer to Note 17 of the Fiscal 2019 10-K for a detailed description of the Company's stock-based compensation awards, including information related to vesting terms, service, performance and market conditions, and payout percentages.
Impact on Results
A summary of total stock-based compensation expense and the related income tax benefits recognized during the three-month and six-month periods ended September 28, 2019 and September 29, 2018 is as follows:

	Three Months Ended			Six Months Ended
	September 28, 2019		September 29, 2018	September 28, 2019		September 29, 2018
	(millions)
Compensation expense	$27.8	(a)	$21.3	$50.8	(a)	$42.8
Income tax benefit	(4.1)		(3.3)	(7.7)		(6.5)

(a)
Includes $3.6 million of accelerated stock-based compensation expense recorded within restructuring and other charges in the consolidated statements of operations during the second quarter of Fiscal 2020 (see Note 8). All other stock-based compensation expense was recorded within SG&A expenses.

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
Stock Options
A summary of stock option activity under all plans during the six months ended September 28, 2019 is as follows:

Number of Options
(thousands)
Options outstanding at March 30, 2019	834
Granted	—
Exercised	—
Cancelled/Forfeited	(263)
Options outstanding at September 28, 2019	571

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Awards and Service-based RSUs
Restricted stock awards were granted to non-employee directors prior to Fiscal 2019. Effective beginning Fiscal 2019, non-employee directors are now granted service-based RSUs in lieu of restricted shares.
The fair values of service-based RSUs granted to certain of the Company's senior executives and other employees, as well as non-employee directors, are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue while outstanding and unvested. The weighted-average grant date fair values of service-based RSU awards granted were $102.65 and $114.27 per share during the six-month periods ended September 28, 2019 and September 29, 2018, respectively.
A summary of restricted stock and service-based RSU activity during the six months ended September 28, 2019 is as follows:

	Number of Shares/Units
	Restricted Stock	Service-based RSUs
	(thousands)
Unvested at March 30, 2019	10	1,112
Granted	—	517
Vested	(6)	(437)
Forfeited	—	(53)
Unvested at September 28, 2019	4	1,139

Performance-based RSUs
The fair values of the Company's performance-based RSUs granted to its senior executives and other key employees are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue while outstanding and unvested. The weighted-average grant date fair values of performance-based RSUs granted were $83.16 and $129.78 per share during the six months ended September 28, 2019 and September 29, 2018, respectively.
A summary of performance-based RSU activity during the six months ended September 28, 2019 is as follows:

Number of Performance-based RSUs
(thousands)
Unvested at March 30, 2019	1,011
Granted	289
Change due to performance condition achievement	123
Vested	(482)
Forfeited	(6)
Unvested at September 28, 2019	935

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average grant date fair values of market-based RSUs granted were $90.59 and $177.13 per share during the six months ended September 28, 2019 and September 29, 2018, respectively. The assumptions used to estimate the fair value of TSR awards granted during the six months ended September 28, 2019 and September 29, 2018 were as follows:

	Six Months Ended
	September 28, 2019	September 29, 2018
Expected term (years)	2.6	2.6
Expected volatility	31.4%	33.5%
Expected dividend yield	3.2%	1.9%
Risk-free interest rate	1.4%	2.6%

A summary of market-based RSU activity during the six months ended September 28, 2019 is as follows:

Number of Market-based RSUs
(thousands)
Unvested at March 30, 2019	76
Granted	159
Change due to market condition achievement	—
Vested	—
Forfeited	(1)
Unvested at September 28, 2019	234

18.	Segment Information
The Company has three reportable segments based on its business activities and organization:

•
North America — The North America segment primarily consists of sales of Ralph Lauren branded apparel, footwear, accessories, home furnishings, and related products made through the Company's retail and wholesale businesses in the U.S. and Canada, excluding Club Monaco. In North America, the Company's retail business is primarily comprised of its Ralph Lauren stores, its factory stores, and its digital commerce site, www.RalphLauren.com. The Company's wholesale business in North America is comprised primarily of sales to department stores, and to a lesser extent, specialty stores.

•
Europe — The Europe segment primarily consists of sales of Ralph Lauren branded apparel, footwear, accessories, home furnishings, and related products made through the Company's retail and wholesale businesses in Europe, the Middle East, and Latin America, excluding Club Monaco. In Europe, the Company's retail business is primarily comprised of its Ralph Lauren stores, its factory stores, its concession-based shop-within-shops, and its various digital commerce sites. The Company's wholesale business in Europe is comprised of a varying mix of sales to both department stores and specialty stores, depending on the country.

•
Asia — The Asia segment primarily consists of sales of Ralph Lauren branded apparel, footwear, accessories, home furnishings, and related products made through the Company's retail and wholesale businesses in Asia, Australia, and New Zealand. The Company's retail business in Asia is primarily comprised of its Ralph Lauren stores, its factory stores, its concession-based shop-within-shops, and its digital commerce site, www.RalphLauren.cn, which launched in September 2018. In addition, the Company sells its products online through various third-party digital partner commerce sites. In Asia, the Company's wholesale business is comprised primarily of sales to department stores, with related products distributed through shop-within-shops.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

No operating segments were aggregated to form the Company's reportable segments. In addition to these reportable segments, the Company also has other non-reportable segments, which primarily consist of (i) sales of Club Monaco branded products made through its retail and wholesale businesses in the U.S., Canada, and Europe, and its licensing alliances in Europe and Asia, and (ii) royalty revenues earned through its global licensing alliances, excluding Club Monaco.
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
Net revenues and operating income for each of the Company's segments are as follows:

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(millions)
Net revenues:
North America	$881.2	$888.2	$1,600.6	$1,585.8
Europe	480.2	464.7	841.0	820.0
Asia	255.3	244.7	513.9	492.7
Other non-reportable segments	89.5	93.3	179.5	183.0
Total net revenues	$1,706.2	$1,690.9	$3,135.0	$3,081.5

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(millions)
Operating income(a):
North America	$199.9	$209.8	$357.8	$369.7
Europe	140.6	127.9	220.0	201.6
Asia	40.9	32.7	89.0	75.4
Other non-reportable segments	22.8	23.2	55.7	54.2
	404.2	393.6	722.5	700.9
Unallocated corporate expenses	(156.6)	(167.7)	(302.0)	(322.5)
Unallocated restructuring and other charges(b)	(14.5)	(15.9)	(44.1)	(38.3)
Total operating income	$233.1	$210.0	$376.4	$340.1

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)
Segment operating income and unallocated corporate expenses during the three-month and six-month periods ended September 28, 2019 and September 29, 2018 included certain restructuring-related inventory charges (see Note 8) and asset impairment charges (see Note 7), which are detailed below:

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(millions)
Restructuring-related inventory charges:
Europe	$—	$—	$(0.1)	$—
Asia	(0.4)	—	(0.9)	—
Total restructuring-related inventory charges	$(0.4)	$—	$(1.0)	$—

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(millions)
Asset impairment charges:
North America	$—	$(0.3)	$—	$(0.3)
Europe	—	(0.5)	—	(1.5)
Asia	—	(3.5)	—	(3.7)
Other non-reportable segments	(3.8)	(5.3)	(3.8)	(5.3)
Unallocated corporate expenses	(2.3)	(0.2)	(3.5)	(0.3)
Total asset impairment charges	$(6.1)	$(9.8)	$(7.3)	$(11.1)

(b)	The three-month and six-month periods ended September 28, 2019 and September 29, 2018 included certain unallocated restructuring and other charges (see Note 8), which are detailed below:

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(millions)
Unallocated restructuring and other charges:
North America-related	$—	$(0.6)	$(0.7)	$(3.5)
Europe-related	(1.3)	(4.0)	(3.1)	(9.0)
Asia-related	(0.3)	0.3	(0.8)	0.2
Other non-reportable segment-related	(0.7)	(0.4)	(0.7)	(1.2)
Corporate-related	(10.8)	(7.7)	(14.8)	(13.6)
Unallocated restructuring charges	(13.1)	(12.4)	(20.1)	(27.1)
Other charges (see Note 8)	(1.4)	(3.5)	(24.0)	(11.2)
Total unallocated restructuring and other charges	$(14.5)	$(15.9)	$(44.1)	$(38.3)

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation and amortization expense for the Company's segments is as follows:

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(millions)
Depreciation and amortization:
North America	$18.6	$20.3	$37.5	$40.1
Europe	7.7	8.1	15.3	16.5
Asia	14.7	12.0	29.7	24.6
Other non-reportable segments	1.5	1.9	2.8	3.8
Unallocated corporate expenses	24.1	23.9	47.5	48.0
Unallocated restructuring and other charges (see Note 8)	—	3.5	—	7.0
Total depreciation and amortization	$66.6	$69.7	$132.8	$140.0

Net revenues by geographic location of the reporting subsidiary are as follows:

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(millions)
Net revenues(a):
The Americas(b)	$972.6	$984.2	$1,783.0	$1,773.6
Europe(c)	478.0	461.6	837.5	814.4
Asia(d)	255.6	245.1	514.5	493.5
Total net revenues	$1,706.2	$1,690.9	$3,135.0	$3,081.5

(a)	Net revenues for certain of the Company's licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.

(b)
Includes the U.S., Canada, and Latin America. Net revenues earned in the U.S. during the three-month and six-month periods ended September 28, 2019 were $911.1 million and $1.671 billion, respectively, and $923.3 million and $1.662 billion during the three-month and six-month periods ended September 29, 2018.

(c)	Includes the Middle East.

(d)	Includes Australia and New Zealand.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.	Additional Financial Information
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
A reconciliation of cash, cash equivalents, and restricted cash as of September 28, 2019 and March 30, 2019 from the consolidated balance sheets to the consolidated statements of cash flows is as follows:

	September 28, 2019	March 30, 2019
	(millions)
Cash and cash equivalents	$548.1	$584.1
Restricted cash included within prepaid expenses and other current assets	7.1	11.9
Restricted cash included within other non-current assets	8.1	30.5
Total cash, cash equivalents, and restricted cash	$563.3	$626.5

Restricted cash relates to cash held in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters and real estate leases.
Cash Interest and Taxes
Cash paid for interest and income taxes is as follows:

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(millions)
Cash paid for interest	$5.4	$5.1	$7.8	$8.1
Cash paid for income taxes	59.8	27.3	82.1	30.6

Non-cash Transactions
Operating and finance lease ROU assets recorded in connection with the recognition of new lease liabilities were $263.6 million and $64.0 million, respectively, during the six months ended September 28, 2019.
Non-cash investing activities also included capital expenditures incurred but not yet paid of $55.3 million and $41.2 million for the six-month periods ended September 28, 2019 and September 29, 2018, respectively.
Non-cash financing activities included the conversion of 1.0 million shares of Class B common stock into an equal number of shares of Class A common stock during the six months ended September 28, 2019, as discussed in Note 15.
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

•
the impact of economic, political, and other conditions on us, our customers, suppliers, vendors, and lenders, including business disruptions in Hong Kong resulting from ongoing protests and political unrest;

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
In this Form 10-Q, references to "Ralph Lauren," "ourselves," "we," "our," "us," and the "Company" refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2020 will end on March 28, 2020 and will be a 52-week period ("Fiscal 2020"). Fiscal year 2019 ended on March 30, 2019 and was also a 52-week period ("Fiscal 2019"). The second quarter of Fiscal 2020 ended on

September 28, 2019 and was a 13-week period. The second quarter of Fiscal 2019 ended on September 29, 2018 and was also a 13-week period.
INTRODUCTION
Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and notes thereto to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:

•
Overview.    This section provides a general description of our business, global economic conditions and industry trends, and a summary of our financial performance for the three-month and six-month periods ended September 28, 2019. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•
Results of operations.    This section provides an analysis of our results of operations for the three-month and six-month periods ended September 28, 2019 as compared to the three-month and six-month periods ended September 29, 2018.

•
Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of September 28, 2019, which includes (i) an analysis of our financial condition as compared to the prior fiscal year-end; (ii) an analysis of changes in our cash flows for the six months ended September 28, 2019 as compared to the six months ended September 29, 2018; (iii) an analysis of our liquidity, including the availability under our commercial paper borrowing program and credit facilities, common stock repurchases, payments of dividends, and our outstanding debt and covenant compliance; and (iv) a description of any material changes in our contractual and other obligations since March 30, 2019.

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

OVERVIEW
Our Business
Our Company is a global leader in the design, marketing, and distribution of premium lifestyle products, including apparel, footwear, accessories, home furnishings, fragrances, and hospitality. Our long-standing reputation and distinctive image have been developed across an expanding number of products, brands, sales channels, and international markets. Our brand names include Ralph Lauren, Ralph Lauren Collection, Ralph Lauren Purple Label, Polo Ralph Lauren, Double RL, Lauren Ralph Lauren, Polo Ralph Lauren Children, Chaps, and Club Monaco, among others.
We diversify our business by geography (North America, Europe, and Asia, among other regions) and channel of distribution (retail, wholesale, and licensing). This allows us to maintain a dynamic balance as our operating results do not depend solely on the performance of any single geographic area or channel of distribution. We sell directly to consumers through our integrated retail channel, which includes our retail stores, concession-based shop-within-shops, and digital commerce operations around the world. Our wholesale sales are made principally to major department stores and specialty stores around the world, as well as to certain third party-owned stores to which we have licensed the right to operate in defined geographic territories using our trademarks. In addition, we license to third parties for specified periods the right to access our various trademarks in connection with the licensees' manufacture and sale of designated products, such as certain apparel, eyewear, fragrances, and home furnishings.

We organize our business into the following three reportable segments:

•
North America — Our North America segment, representing approximately 51% of our Fiscal 2019 net revenues, primarily consists of sales of our Ralph Lauren branded products made through our retail and wholesale businesses in the U.S. and Canada, excluding Club Monaco. In North America, our retail business is primarily comprised of our Ralph Lauren stores, our factory stores, and our digital commerce site, www.RalphLauren.com. Our wholesale business in North America is comprised primarily of sales to department stores, and to a lesser extent, specialty stores.

•
Europe — Our Europe segment, representing approximately 26% of our Fiscal 2019 net revenues, primarily consists of sales of our Ralph Lauren branded products made through our retail and wholesale businesses in Europe, the Middle East, and Latin America, excluding Club Monaco. In Europe, our retail business is primarily comprised of our Ralph Lauren stores, our factory stores, our concession-based shop-within-shops, and our various digital commerce sites. Our wholesale business in Europe is comprised of a varying mix of sales to both department stores and specialty stores, depending on the country.

•
Asia — Our Asia segment, representing approximately 17% of our Fiscal 2019 net revenues, primarily consists of sales of our Ralph Lauren branded products made through our retail and wholesale businesses in Asia, Australia, and New Zealand. Our retail business in Asia is primarily comprised of our Ralph Lauren stores, our factory stores, our concession-based shop-within-shops, and our digital commerce site, www.RalphLauren.cn, which launched in September 2018. In addition, we sell our products online through various third-party digital partner commerce sites. In Asia, our wholesale business is comprised primarily of sales to department stores, with related products distributed through shop-within-shops.

No operating segments were aggregated to form our reportable segments. In addition to these reportable segments, we also have other non-reportable segments, representing approximately 6% of our Fiscal 2019 net revenues, which primarily consist of (i) sales of Club Monaco branded products made through our retail and wholesale businesses in the U.S., Canada, and Europe, and our licensing alliances in Europe and Asia, and (ii) royalty revenues earned through our global licensing alliances, excluding Club Monaco.
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
Our business is typically affected by seasonal trends, with higher levels of retail sales in our second and third fiscal quarters and higher wholesale sales in our second and fourth fiscal quarters. These trends result primarily from the timing of key vacation travel, back-to-school, and holiday shopping periods impacting our retail business and the timing of seasonal wholesale shipments. In addition, fluctuations in net sales, operating income, and cash flows in any fiscal quarter may be affected by other events impacting retail sales, such as changes in weather patterns. Accordingly, our operating results and cash flows for the three-month and six-month periods ended September 28, 2019 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2020.
Global Economic Conditions and Industry Trends
The global economy and our industry are impacted by many different influences. The current domestic and international political environment has resulted in uncertainty surrounding the future state of the global economy, including volatile international trade relations and political unrest. The U.S. and China have imposed significant new tariffs on each other related to the importation of certain product categories, and additional tariffs have been proposed. More recently, escalating protests in Hong Kong have resulted in a significant decline in local retail traffic and tourism and forced temporary store closures. There are also concerns regarding the terms and conditions of the United Kingdom's withdrawal from the European Union, commonly referred to as "Brexit." Negotiations to determine the United Kingdom's future relationship with the European Union, including terms of trade and movement of people, have been complex. It is not clear at this time what, if any, agreements will be reached by the current January 31, 2020 deadline and the resulting impact on consumer sentiment. As our international business continues to grow and because the majority of our products are produced outside of the U.S., major changes in global trade and diplomatic relations as well as any resulting anti-American sentiment could have a material adverse effect on our business or operating results. Certain other worldwide events, including acts of terrorism, taxation or monetary policy changes, fluctuations in commodity prices, and rising healthcare costs, also increase volatility in the global economy. In addition, our results have been, and are expected to continue to be, impacted by foreign exchange rate fluctuations.
The retail landscape in which we operate is also evolving, with consumers continuing to diversify the channels in which they transact and shifting their shopping preference from physical stores to online. This along with other factors has resulted in many retailers, including certain of our large wholesale customers, becoming highly promotional and aggressively marking down their merchandise on a periodic basis in an attempt to offset declines in physical store traffic. The retail industry has also experienced numerous bankruptcies, restructurings, and ownership changes in recent years, particularly in the U.S. which continues to experience challenging department store traffic trends. Certain of our operations, notably our North America wholesale business, have been negatively impacted by these dynamics. The continuation of these industry trends could further impact consumer spending and consumption behavior in our industry, which could have a material adverse effect on our business or operating results. Additionally, changes in economic conditions, including a recession or the fear of a recession, may further impact consumer discretionary income levels and spending.
We have implemented various operating strategies globally to help address many of these current challenges, and continue to build a foundation for long-term profitable growth centered around strengthening our consumer-facing areas of product, stores, and marketing across channels and driving a more efficient operating model. In connection with these strategies, we are taking deliberate actions to ensure promotional consistency across channels and enhance the overall brand and shopping experience, including better aligning shipments and inventory levels with underlying demand. Investing in our digital ecosystem remains a primary focus and is a key component of our integrated global omni-channel strategy. We also remain committed to optimizing our wholesale distribution channel and enhancing our department store consumer experience. Although the investments that we are making in our business and our quality of sales initiatives may create operating profit pressure in the near-term, we expect that these initiatives will create longer-term shareholder value. Further, in response to the recent trade developments between the U.S. and China, we are actively reviewing and acting upon options to mitigate our exposure to the resulting tariffs, including diverting production to and sourcing from other countries, driving productivity within our existing supplier base, and taking pricing actions. We are also closely monitoring the latest developments regarding Brexit and are assessing risks and opportunities and developing strategies to mitigate our exposure in the event of a "hard" Brexit (i.e., if the United Kingdom exits the European Union without having a final withdrawal agreement in place).
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
Summary of Financial Performance
Operating Results
During the three months ended September 28, 2019, we reported net revenues of $1.706 billion, net income of $182.1 million, and net income per diluted share of $2.34, as compared to net revenues of $1.691 billion, net income of $170.3 million, and net income per diluted share of $2.07 during the three months ended September 29, 2018. During the six months ended September 28, 2019, we reported net revenues of $3.135 billion, net income of $299.2 million, and net income per diluted share of $3.79, as compared to net revenues of $3.081 billion, net income of $279.3 million, and net income per diluted share of $3.37 during the six months ended September 29, 2018. The comparability of our operating results has been affected by restructuring-related charges, impairment of assets, and certain other charges, as discussed further below.
Our operating performance for the three-month and six-month periods ended September 28, 2019 reflected revenue growth of 0.9% and 1.7%, respectively, on a reported basis, and 2.2% and 3.4%, respectively, on a constant currency basis, as defined within "Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition" below. The increases in net revenues on both a reported and constant currency basis were largely driven by our Europe and Asia businesses.
Our gross profit as a percentage of net revenues increased by 60 basis points to 61.5% during the three months ended September 28, 2019, and by 30 basis points to 62.8% during the six months ended September 28, 2019. These increases were primarily driven by favorable geographic and product mix and improved pricing.

Selling, general, and administrative ("SG&A") expenses as a percentage of net revenues declined by 30 basis points to 46.6% during the three months ended September 28, 2019, and by 60 basis points to 49.2% during the six months ended September 28, 2019. These improvements were primarily driven by decreases in corporate expenses and marketing investment, as well as operating leverage on higher net revenues, partially offset by new store expansion and the unfavorable impact attributable to geographic and channel mix.
Net income increased by $11.8 million to $182.1 million during the three months ended September 28, 2019 as compared to the three months ended September 29, 2018, primarily due to a $23.1 million increase in operating income, partially offset by a $10.0 million increase in our income tax provision. Net income increased by $19.9 million to $299.2 million during the six months ended September 28, 2019 as compared to the six months ended September 29, 2018, primarily due to a $36.3 million increase in operating income, partially offset by a $15.6 million increase in our income tax provision. Net income per diluted share increased by $0.27 to $2.34 per share during the three months ended September 28, 2019, and by $0.42 to $3.79 per share during the six months ended September 28, 2019, both due to the higher level of net income and lower weighted-average diluted shares outstanding.
Our operating results during the three-month periods ended September 28, 2019 and September 29, 2018 were negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $21.0 million and $25.7 million, respectively, which had an after-tax effect of reducing net income by $16.3 million, or $0.21 per diluted share, and $20.6 million or $0.25 per diluted share, respectively. Our operating results during the six-month periods ended September 28, 2019 and September 29, 2018 were negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $52.4 million and $49.4 million, respectively, which had an after-tax effect of reducing net income by $40.7 million, or $0.52 per diluted share, and $39.5 million, or $0.48 per diluted share, respectively. Additionally, during the second quarter of Fiscal 2019, we recorded a measurement period adjustment of $4.7 million within our income tax provision in connection with tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA"), which increased our net income per diluted share by $0.06 during each of the three-month and six-month periods ended September 29, 2018.
Financial Condition and Liquidity
We ended the second quarter of Fiscal 2020 in a net cash and investments position (cash and cash equivalents plus short-term and non-current investments, less total debt) of $896.1 million, as compared to $1.343 billion as of the end of Fiscal 2019. The decline in our net cash and investments position at September 28, 2019 as compared to March 30, 2019 was primarily due to our use of cash to support Class A common stock repurchases of $442.7 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to invest in our business through $130.6 million in capital expenditures, and to make dividend payments of $101.9 million, partially offset by our operating cash flows of $204.1 million.
We generated $204.1 million of cash from operations during the six months ended September 28, 2019, compared to $213.0 million during the six months ended September 29, 2018. The decline in cash provided by operating activities was due to a decrease in net income before non-cash charges, partially offset by a net favorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period.
Our equity decreased to $2.914 billion as of September 28, 2019 compared to $3.287 billion as of March 30, 2019, primarily due to our share repurchase activity, cumulative adjustments from our adoption of new accounting standards, and dividends declared, partially offset by our comprehensive income and the impact of stock-based compensation arrangements during the six months ended September 28, 2019.
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

In connection with the Fiscal 2019 Restructuring Plan, we expect to incur total estimated charges of approximately $125 million to $150 million, comprised of cash-related charges of approximately $90 million to $110 million and non-cash charges of approximately $35 million to $40 million. Cumulative charges incurred since inception were approximately $122 million. See Note 8 to our accompanying consolidated financial statements for detailed discussions of the charges recorded in connection with the Fiscal 2019 Restructuring Plan.
Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition
The comparability of our operating results for the three-month and six-month periods ended September 28, 2019 and September 29, 2018 has been affected by certain events, including restructuring-related charges, impairment of assets, and certain other charges, as summarized below (references to "Notes" are to the notes to the accompanying consolidated financial statements):

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(millions)
Impairment of assets (see Note 7)	$(6.1)	$(9.8)	$(7.3)	$(11.1)
Restructuring and other charges (see Note 8)	(14.5)	(15.9)	(44.1)	(38.3)
Restructuring-related inventory charges (see Note 8)(a)	(0.4)	—	(1.0)	—
Total charges	$(21.0)	$(25.7)	$(52.4)	$(49.4)

(a)	Non-cash restructuring-related inventory charges are recorded within cost of goods sold in the consolidated statements of operations.
Additionally, during the second quarter of Fiscal 2019, we recorded a measurement period adjustment of $4.7 million within our income tax provision in connection with the TCJA, which reduced our effective tax rate by 220 basis points and 130 basis points points during the three-month and six-month periods ended September 29, 2018, respectively. See Note 9 to the accompanying consolidated financial statements for further discussion.
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

RESULTS OF OPERATIONS
Three Months Ended September 28, 2019 Compared to Three Months Ended September 29, 2018
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	September 28, 2019	September 29, 2018	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$1,706.2	$1,690.9	$15.3	0.9%
Cost of goods sold	(657.2)	(661.6)	4.4	(0.7%)
Gross profit	1,049.0	1,029.3	19.7	1.9%
Gross profit as % of net revenues	61.5%	60.9%		60 bps
Selling, general, and administrative expenses	(795.3)	(793.6)	(1.7)	0.2%
SG&A expenses as % of net revenues	46.6%	46.9%		(30 bps)
Impairment of assets	(6.1)	(9.8)	3.7	(37.3%)
Restructuring and other charges	(14.5)	(15.9)	1.4	(8.8%)
Operating income	233.1	210.0	23.1	11.0%
Operating income as % of net revenues	13.7%	12.4%		130 bps
Interest expense	(4.4)	(6.0)	1.6	(28.0%)
Interest income	9.6	10.4	(0.8)	(8.0%)
Other income (expense), net	(1.7)	0.4	(2.1)	NM
Income before income taxes	236.6	214.8	21.8	10.2%
Income tax provision	(54.5)	(44.5)	(10.0)	22.7%
Effective tax rate(a)	23.1%	20.7%		240 bps
Net income	$182.1	$170.3	$11.8	6.9%
Net income per common share:
Basic	$2.37	$2.09	$0.28	13.4%
Diluted	$2.34	$2.07	$0.27	13.0%

(a)	Effective tax rate is calculated by dividing the income tax provision by income before income taxes.
NM Not meaningful.
Net Revenues.    Net revenues increased by $15.3 million, or 0.9%, to $1.706 billion during the three months ended September 28, 2019 as compared to the three months ended September 29, 2018, including net unfavorable foreign currency effects of $22.2 million. On a constant currency basis, net revenues increased by $37.5 million, or 2.2%.
The following table summarizes the percentage change in our consolidated comparable store sales for the three months ended September 28, 2019 as compared to the prior fiscal year period:

% Change
Digital commerce comparable store sales	4%
Comparable store sales excluding digital commerce	1%
Total comparable store sales	2%

Our global average store count increased by 50 stores and concession shops during the three months ended September 28, 2019 compared with the three months ended September 29, 2018, largely driven by new openings in Asia and Europe. The following table details our retail store presence by segment as of the periods presented:

	September 28, 2019	September 29, 2018
Freestanding Stores:
North America	225	221
Europe	94	83
Asia	123	108
Other non-reportable segments	75	75
Total freestanding stores	517	487

Concession Shops:
North America	3	2
Europe	29	25
Asia	616	606
Other non-reportable segments	5	5
Total concession shops	653	638
Total stores	1,170	1,125
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
Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the comparable prior fiscal year period, are provided below:

	Three Months Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	September 28, 2019	September 29, 2018	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$881.2	$888.2	$(7.0)	$(0.3)	$(6.7)	(0.8%)	(0.7%)
Europe	480.2	464.7	15.5	(21.1)	36.6	3.3%	7.9%
Asia	255.3	244.7	10.6	(0.6)	11.2	4.3%	4.6%
Other non-reportable segments	89.5	93.3	(3.8)	(0.2)	(3.6)	(4.0%)	(3.9%)
Total net revenues	$1,706.2	$1,690.9	$15.3	$(22.2)	$37.5	0.9%	2.2%
North America net revenues — Net revenues decreased by $7.0 million, or 0.8%, during the three months ended September 28, 2019 as compared to the three months ended September 29, 2018, including net unfavorable foreign currency effects of $0.3 million. On a constant currency basis, net revenues decreased by $6.7 million, or 0.7%.
The $7.0 million net decline in North America net revenues was driven by a $29.4 million net decrease related to our North America wholesale business, largely driven by weaker demand and the continued challenging department store traffic trends, as well as a strategic reduction in points of distribution.
This decrease was partially offset by:

•
a $22.4 million net increase related to our North America retail business, inclusive of net unfavorable foreign currency effects of $0.1 million. On a constant currency basis, net revenues increased by $22.5 million driven by increases of $15.2 million in non-comparable store sales and $7.3 million in comparable store sales. The following table summarizes the percentage change in comparable store sales related to our North America retail business:

% Change
Digital commerce comparable store sales	2%
Comparable store sales excluding digital commerce	2%
Total comparable store sales	2%
Europe net revenues — Net revenues increased by $15.5 million, or 3.3%, during the three months ended September 28, 2019 as compared to the three months ended September 29, 2018, including net unfavorable foreign currency effects of $21.1 million. On a constant currency basis, net revenues increased by $36.6 million, or 7.9%.
The $15.5 million net increase in Europe net revenues was driven by:

•
an $11.0 million net increase related to our Europe retail business, inclusive of net unfavorable foreign currency effects of $9.7 million. On a constant currency basis, net revenues increased by $20.7 million driven by increases of $14.0 million in non-comparable store sales and $6.7 million in comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Europe retail business:

% Change
Digital commerce comparable store sales	13%
Comparable store sales excluding digital commerce	2%
Total comparable store sales	3%

•	a $4.5 million net increase related to our Europe wholesale business driven by stronger demand, partially offset by net unfavorable foreign currency effects of $11.4 million.
Asia net revenues — Net revenues increased by $10.6 million, or 4.3%, during the three months ended September 28, 2019 as compared to the three months ended September 29, 2018, including net unfavorable foreign currency effects of $0.6 million. On a constant currency basis, net revenues increased by $11.2 million, or 4.6%.
The $10.6 million net increase in Asia net revenues was driven by:

•
a $10.8 million net increase related to our Asia retail business, inclusive of net unfavorable foreign currency effects of $0.5 million. On a constant currency basis, net revenues increased by $11.3 million, reflecting increases of $9.0 million in non-comparable store sales and $2.3 million in comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Asia retail business:

% Change
Digital commerce comparable store sales	12%
Comparable store sales excluding digital commerce	1%
Total comparable store sales	1%
Gross Profit.    Gross profit increased by $19.7 million, or 1.9%, to $1.049 billion for the three months ended September 28, 2019. The increase in gross profit included a net unfavorable foreign currency effect of $17.1 million. Gross profit as a percentage of net revenues increased to 61.5% for the three months ended September 28, 2019 from 60.9% for the three months ended September 29, 2018. The 60 basis point increase was primarily driven by favorable product and geographic mix and improved pricing.
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

Selling, General, and Administrative Expenses.    SG&A expenses include compensation and benefits, advertising and marketing, rent and occupancy, distribution, information technology, legal, depreciation and amortization, bad debt, and other selling and administrative costs. SG&A expenses increased slightly by $1.7 million, or 0.2%, to $795.3 million for the three months ended September 28, 2019. This increase included a net favorable foreign currency effect of $8.1 million. SG&A expenses as a percentage of net revenues declined to 46.6% for the three months ended September 28, 2019 from 46.9% for the three months ended September 29, 2018. The 30 basis point improvement was primarily due to decreases in corporate expenses and marketing investment and operating leverage on higher net revenues, partially offset by new store expansion and the unfavorable impact attributable to geographic and channel mix, as a greater portion of our revenue was generated by our retail businesses (which typically carry higher operating expense margins).
The $1.7 million net increase in SG&A expenses was driven by:

Three Months Ended September 28, 2019 Compared to Three Months Ended September 29, 2018
(millions)
SG&A expense category:
Rent and occupancy costs	$3.5
Selling-related expenses	2.8
Shipping and handling costs	2.1
Compensation-related expenses	1.9
Marketing and advertising expenses	(7.6)
Consulting fees	(1.6)
Other	0.6
Total change in SG&A expenses	$1.7
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
Impairment of Assets. During the three-month periods ended September 28, 2019 and September 29, 2018, we recorded non-cash impairment charges of $6.1 million and $9.8 million, respectively, to write-down certain long-lived assets. See Note 7 to the accompanying consolidated financial statements.
Restructuring and Other Charges. During the three-month periods ended September 28, 2019 and September 29, 2018, we recorded restructuring charges of $13.1 million and $12.4 million, respectively, in connection with our restructuring plans, primarily consisting of severance and benefit costs. Additionally, during the three months ended September 28, 2019, we recorded other charges of $1.4 million primarily related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired. During the three months ended September 29, 2018, we recorded other charges of $3.5 million related to depreciation expense associated with our former Polo store at 711 Fifth Avenue in New York City. See Note 8 to the accompanying consolidated financial statements.
Operating Income.    Operating income increased by $23.1 million, or 11.0%, to $233.1 million for the three months ended September 28, 2019. Our operating results during the three-month periods ended September 28, 2019 and September 29, 2018 were negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $21.0 million and $25.7 million, respectively, as previously discussed. The increase in operating income also included a net unfavorable foreign currency effect of $9.0 million. Operating income as a percentage of net revenues increased to 13.7% for the three months ended September 28, 2019 from 12.4% for the three months ended September 29, 2018. The 130 basis point increase was primarily driven by the increase in our gross margin and the decline in SG&A expenses as a percentage of net revenues, both as previously discussed.

Operating income and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the comparable prior fiscal year period, are provided below:

	Three Months Ended
	September 28, 2019		September 29, 2018
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$199.9	22.7%	$209.8	23.6%	$(9.9)	(90 bps)
Europe	140.6	29.3%	127.9	27.5%	12.7	180 bps
Asia	40.9	16.0%	32.7	13.4%	8.2	260 bps
Other non-reportable segments	22.8	25.5%	23.2	24.9%	(0.4)	60 bps
	404.2		393.6		10.6
Unallocated corporate expenses	(156.6)		(167.7)		11.1
Unallocated restructuring and other charges	(14.5)		(15.9)		1.4
Total operating income	$233.1	13.7%	$210.0	12.4%	$23.1	130 bps
North America operating margin declined by 90 basis points, primarily due to the unfavorable impact of approximately 90 basis points related to our wholesale business, largely driven by an increase in SG&A expenses as a percentage of net revenues and a decline in our gross margin. The decline in operating margin also reflected the unfavorable impact of approximately 20 basis points attributable to channel mix. Partially offsetting these declines in our operating margin was an approximate 20 basis point increase related to our retail business, largely driven by a decline in SG&A expenses as a percentage of net revenues.
Europe operating margin improved by 180 basis points, primarily due to the favorable impact of 230 basis points related to our retail business, largely driven by an increase in our gross margin and a decline in SG&A expenses as a percentage of net revenues. Partially offsetting this increase in our operating margin was unfavorable foreign currency effects of 50 basis points.
Asia operating margin improved by 260 basis points, primarily due to the favorable impacts of approximately 130 basis points related to our retail business and 30 basis points related to our wholesale business, both largely driven by an increase in our gross margin, partially offset by an increase in SG&A expenses as a percentage of net revenues. The increase in operating margin also reflected the favorable impact of 120 basis points related to lower non-cash charges recorded in connection with our restructuring plans during the three months ended September 28, 2019 as compared to the prior fiscal year period. Partially offsetting these increases in our operating margin was an approximate 20 basis point decline attributable to channel mix.
Unallocated corporate expenses decreased by $11.1 million to $156.6 million during the three months ended September 28, 2019. The decline in unallocated corporate expenses was primarily due to lower compensation-related expenses of $10.5 million and lower marketing and advertising expenses of $7.2 million, partially offset by higher impairment of asset charges of $2.1 million and higher other expenses of $4.5 million.
Unallocated restructuring and other charges decreased by $1.4 million to $14.5 million during the three months ended September 28, 2019, as previously discussed above and in Note 8 to the accompanying consolidated financial statements.
Non-operating Income (Expense), Net. Non-operating income (expense), net is comprised of interest expense, interest income, and other income (expense), net, which includes foreign currency gains (losses), equity in income (losses) from our equity-method investees, and other non-operating expenses. During the three months ended September 28, 2019, we reported non-operating income, net, of $3.5 million, as compared to $4.8 million during the three months ended September 29, 2018.

Income Tax Provision.    The income tax provision represents federal, foreign, state and local income taxes. The income tax provision and effective tax rate for the three months ended September 28, 2019 were $54.5 million and 23.1%, respectively, as compared to $44.5 million and 20.7%, respectively, for the three months ended September 29, 2018. The $10.0 million increase in the income tax provision was primarily driven by the increase in pretax income, as well as the absence of a $4.7 million measurement period adjustment recorded during the second quarter of Fiscal 2019 in connection with the TCJA. This measurement period adjustment had a favorable impact of 220 basis points to our effective tax rate during the three months ended September 29, 2018. The remaining 20 basis point increase in our effective tax rate during the three months ended September 28, 2019 as compared to the prior fiscal year period was primarily driven by additional income tax reserves largely associated with certain income tax audits. Our effective tax rate will change from period to period based on various factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies. Also see Note 9 to the accompanying consolidated financial statements for discussion regarding Swiss tax reform, which may have a material impact on our consolidated financial statements in the future.
Net Income.    Net income increased to $182.1 million for the three months ended September 28, 2019, from $170.3 million for the three months ended September 29, 2018. The $11.8 million increase in net income was primarily due to the increase in operating income, partially offset by the increase in our income tax provision, both as previously discussed. Our operating results during the three-month periods ended September 28, 2019 and September 29, 2018 were negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $21.0 million and $25.7 million, respectively, which had an after-tax effect of reducing net income by $16.3 million and $20.6 million, respectively. Net income during the three months ended September 29, 2018 also reflected the favorable impact of $4.7 million related to a measurement period adjustment recorded in connection with the TCJA, as previously discussed.
Net Income per Diluted Share.    Net income per diluted share increased to $2.34 for the three months ended September 28, 2019, from $2.07 for the three months ended September 29, 2018. The $0.27 per share increase was due to the higher level of net income, as previously discussed, and lower weighted-average diluted shares outstanding during the three months ended September 28, 2019 driven by our share repurchases during the last twelve months. Net income per diluted share for the three-month periods ended September 28, 2019 and September 29, 2018 were negatively impacted by $0.21 per share and $0.25 per share, respectively, as a result of restructuring-related charges, impairment of assets, and certain other charges, as previously discussed. Net income per diluted share for the three months ended September 29, 2018 also reflected the favorable impact of $0.06 per share related to a measurement period adjustment recorded in connection with the TCJA, as previously discussed.

Six Months Ended September 28, 2019 Compared to Six Months Ended September 29, 2018
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Six Months Ended
	September 28, 2019	September 29, 2018	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$3,135.0	$3,081.5	$53.5	1.7%
Cost of goods sold	(1,165.2)	(1,156.5)	(8.7)	0.8%
Gross profit	1,969.8	1,925.0	44.8	2.3%
Gross profit as % of net revenues	62.8%	62.5%		30 bps
Selling, general, and administrative expenses	(1,542.0)	(1,535.5)	(6.5)	0.4%
SG&A expenses as % of net revenues	49.2%	49.8%		(60 bps)
Impairment of assets	(7.3)	(11.1)	3.8	(33.8%)
Restructuring and other charges	(44.1)	(38.3)	(5.8)	14.9%
Operating income	376.4	340.1	36.3	10.7%
Operating income as % of net revenues	12.0%	11.0%		100 bps
Interest expense	(8.6)	(10.4)	1.8	(17.5%)
Interest income	21.2	19.6	1.6	8.2%
Other expense, net	(5.8)	(1.6)	(4.2)	264.9%
Income before income taxes	383.2	347.7	35.5	10.2%
Income tax provision	(84.0)	(68.4)	(15.6)	22.8%
Effective tax rate(a)	21.9%	19.7%		220 bps
Net income	$299.2	$279.3	$19.9	7.1%
Net income per common share:
Basic	$3.86	$3.42	$0.44	12.9%
Diluted	$3.79	$3.37	$0.42	12.5%

(a)	Effective tax rate is calculated by dividing the income tax provision by income before income taxes.
Net Revenues.    Net revenues increased by $53.5 million, or 1.7%, to $3.135 billion during the six months ended September 28, 2019 as compared to the six months ended September 29, 2018, including net unfavorable foreign currency effects of $51.9 million. On a constant currency basis, net revenues increased by $105.4 million, or 3.4%.
The following table summarizes the percentage change in our consolidated comparable store sales for the six months ended September 28, 2019 as compared to the prior fiscal year period:

% Change
Digital commerce comparable store sales	4%
Comparable store sales excluding digital commerce	2%
Total comparable store sales	2%
Our global average store count increased by 51 stores and concession shops during the six months ended September 28, 2019 compared with the six months ended September 29, 2018, largely driven by new openings in Asia and Europe.

Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the comparable prior fiscal year period, are provided below:

	Six Months Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	September 28, 2019	September 29, 2018	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$1,600.6	$1,585.8	$14.8	$(1.4)	$16.2	0.9%	1.0%
Europe	841.0	820.0	21.0	(40.9)	61.9	2.6%	7.5%
Asia	513.9	492.7	21.2	(9.3)	30.5	4.3%	6.2%
Other non-reportable segments	179.5	183.0	(3.5)	(0.3)	(3.2)	(1.9%)	(1.7%)
Total net revenues	$3,135.0	$3,081.5	$53.5	$(51.9)	$105.4	1.7%	3.4%
North America net revenues — Net revenues increased by $14.8 million, or 0.9%, during the six months ended September 28, 2019 as compared to the six months ended September 29, 2018, including net unfavorable foreign currency effects of $1.4 million. On a constant currency basis, net revenues increased by $16.2 million, or 1.0%.
The $14.8 million net increase in North America net revenues was driven by:

•
a $38.1 million net increase related to our North America retail business, inclusive of net unfavorable foreign currency effects of $0.7 million. On a constant currency basis, net revenues increased by $38.8 million driven by increases of $29.7 million in non-comparable store sales and $9.1 million in comparable store sales. The following table summarizes the percentage change in comparable store sales related to our North America retail business:

% Change
Digital commerce comparable store sales	1%
Comparable store sales excluding digital commerce	1%
Total comparable store sales	1%
This increase was partially offset by a $23.3 million decrease related to our North America wholesale business, largely driven by weaker demand and the continued challenging department store traffic trends, as well as a strategic reduction in points of distribution.
Europe net revenues — Net revenues increased by $21.0 million, or 2.6%, during the six months ended September 28, 2019 as compared to the six months ended September 29, 2018, including net unfavorable foreign currency effects of $40.9 million. On a constant currency basis, net revenues increased by $61.9 million, or 7.5%.
The $21.0 million net increase in Europe net revenues was driven by:

•
a $16.9 million net increase related to our Europe retail business, inclusive of net unfavorable foreign currency effects of $21.6 million. On a constant currency basis, net revenues increased by $38.5 million driven by increases of $24.4 million in non-comparable store sales and $14.1 million in comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Europe retail business:

% Change
Digital commerce comparable store sales	18%
Comparable store sales excluding digital commerce	2%
Total comparable store sales	4%

•	a $4.1 million increase related to our Europe wholesale business driven by stronger demand, partially offset by net unfavorable foreign currency effects of $19.3 million.
Asia net revenues — Net revenues increased by $21.2 million, or 4.3%, during the six months ended September 28, 2019 as compared to the six months ended September 29, 2018, including net unfavorable foreign currency effects of $9.3 million. On a constant currency basis, net revenues increased by $30.5 million, or 6.2%.

The $21.2 million net increase in Asia net revenues was driven by:

•
a $21.8 million net increase related to our Asia retail business, inclusive of net unfavorable foreign currency effects of $8.8 million. On a constant currency basis, net revenues increased by $30.6 million, reflecting increases of $18.3 million in non-comparable store sales and $12.3 million in comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Asia retail business:

% Change
Digital commerce comparable store sales	19%
Comparable store sales excluding digital commerce	3%
Total comparable store sales	3%
This increase was partially offset by a slight decrease of $0.6 million related to our Asia wholesale business largely due to net unfavorable foreign currency effects.
Gross Profit.    Gross profit increased by $44.8 million, or 2.3%, to $1.970 billion for the six months ended September 28, 2019. The increase in gross profit included a net unfavorable foreign currency effect of $34.7 million. Gross profit as a percentage of net revenues increased to 62.8% for the six months ended September 28, 2019 from 62.5% for the six months ended September 29, 2018. The 30 basis point increase was primarily driven by favorable geographic and product mix and improved pricing, partially offset by higher inventory reserves.
Selling, General, and Administrative Expenses.    SG&A expenses increased by $6.5 million, or 0.4%, to $1.542 billion for the six months ended September 28, 2019. This increase included a net favorable foreign currency effect of $22.3 million. SG&A expenses as a percentage of net revenues declined to 49.2% for the six months ended September 28, 2019 from 49.8% for the six months ended September 29, 2018. The 60 basis point improvement was primarily due to a decrease in corporate expenses and operating leverage on higher net revenues, partially offset by new store expansion and the unfavorable impact attributable to geographic and channel mix, as a greater portion of our revenue was generated by our retail businesses (which typically carry higher operating expense margins).
The $6.5 million net increase in SG&A expenses was driven by:

Six Months Ended September 28, 2019 Compared to Six Months Ended September 29, 2018
(millions)
SG&A expense category:
Compensation-related expenses	$5.2
Rent and occupancy expenses	4.0
Shipping and handling costs	3.8
Consulting fees	(6.0)
Other	(0.5)
Total change in SG&A expenses	$6.5
Impairment of Assets. During the six-month periods ended September 28, 2019 and September 29, 2018, we recorded non-cash impairment charges of $7.3 million and $11.1 million, respectively, to write-down certain long-lived assets. See Note 7 to the accompanying consolidated financial statements.
Restructuring and Other Charges. During the six-month periods ended September 28, 2019 and September 29, 2018, we recorded restructuring charges of $20.1 million and $27.1 million, respectively, in connection with our restructuring plans, primarily consisting of severance and benefit costs. Additionally, during the six months ended September 28, 2019, we recorded other charges of $24.0 million primarily related to the charitable donation of the net cash proceeds received from the sale of our corporate jet, and rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired. During the six months ended September 29, 2018, we recorded other charges of $11.2 million primarily related to depreciation expense associated with our former Polo store at 711 Fifth Avenue and a customs audit. See Note 8 to the accompanying consolidated financial statements.

Operating Income.    Operating income increased by $36.3 million, or 10.7%, to $376.4 million for the six months ended September 28, 2019. Our operating results during the six-month periods ended September 28, 2019 and September 29, 2018 were negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $52.4 million and $49.4 million, respectively, as previously discussed. The increase in operating income also included a net unfavorable foreign currency effect of $12.4 million. Operating income as a percentage of net revenues increased to 12.0% for the six months ended September 28, 2019 from 11.0% for the six months ended September 29, 2018. The 100 basis point increase was primarily driven by the increase in our gross margin and the decline in SG&A expenses as a percentage of net revenues, both as previously discussed.
Operating income and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the comparable prior fiscal year period, are provided below:

	Six Months Ended
	September 28, 2019		September 29, 2018
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$357.8	22.4%	$369.7	23.3%	$(11.9)	(90 bps)
Europe	220.0	26.2%	201.6	24.6%	18.4	160 bps
Asia	89.0	17.3%	75.4	15.3%	13.6	200 bps
Other non-reportable segments	55.7	31.0%	54.2	29.7%	1.5	130 bps
	722.5		700.9		21.6
Unallocated corporate expenses	(302.0)		(322.5)		20.5
Unallocated restructuring and other charges	(44.1)		(38.3)		(5.8)
Total operating income	$376.4	12.0%	$340.1	11.0%	$36.3	100 bps
North America operating margin declined by 90 basis points, primarily due to the unfavorable impacts of approximately 60 basis points related to our wholesale business and 30 basis points related to our retail business, both largely driven by a decline in our gross margin.
Europe operating margin improved by 160 basis points, primarily due to the favorable impact of approximately 180 basis points related to our retail business, largely driven by an increase in our gross margin and a decline in SG&A expenses as a percentage of net revenues. The increase in operating margin also reflected the favorable impacts of 20 basis points related to foreign currency effects and 20 basis points related to lower non-cash charges recorded in connection with our restructuring plans during the six months ended September 28, 2019 as compared to the prior fiscal year period. Partially offsetting these increases in our operating margin was an approximate 60 basis point decline related to our wholesale business, largely driven by a decline in our gross margin.
Asia operating margin improved by 200 basis points, primarily due to the favorable impact of approximately 160 basis points related to our retail business, largely driven by an increase in our gross margin, partially offset by an increase in SG&A expenses as a percentage of net revenues. The increase in operating margin also reflected the favorable impact of 60 basis points related to lower non-cash charges recorded in connection with our restructuring plans during the six months ended September 28, 2019 as compared to the prior fiscal year period. These increases in operating margin were partially offset by the unfavorable impact of 20 basis points related to foreign currency effects.
Unallocated corporate expenses decreased by $20.5 million to $302.0 million during the six months ended September 28, 2019. The decline in unallocated corporate expenses was primarily due to lower compensation-related expenses of $17.6 million, lower consulting fees of $6.6 million, and lower marketing and advertising expenses of $5.5 million, partially offset by higher impairment of asset charges of $3.2 million, higher rent and occupancy costs of $2.3 million, and higher other expenses of $3.7 million.
Unallocated restructuring and other charges increased by $5.8 million to $44.1 million during the six months ended September 28, 2019, as previously discussed above and in Note 8 to the accompanying consolidated financial statements.
Non-operating Income (Expense), Net. During the six months ended September 28, 2019, we reported non-operating income, net, of $6.8 million, as compared to $7.6 million during the six months ended September 29, 2018.

Income Tax Provision.    The income tax provision and effective tax rate for the six months ended September 28, 2019 were $84.0 million and 21.9%, respectively, as compared to $68.4 million and 19.7%, respectively, for the six months ended September 29, 2018. The $15.6 million increase in the income tax provision was primarily driven by the increase in pretax income, as well as the absence of a $4.7 million measurement period adjustment recorded during the second quarter of Fiscal 2019 in connection with the TCJA. This measurement period adjustment had a favorable impact of 130 basis points to our effective tax rate during the six months ended September 29, 2018. The remaining 90 basis point increase in our effective tax rate during the six months ended September 28, 2019 as compared to the prior fiscal year period was primarily driven by additional income tax reserves largely associated with certain income tax audits and the absence of a discrete item that favorably impacted our prior year effective tax rate. Also see Note 9 to the accompanying consolidated financial statements for discussion regarding Swiss tax reform, which may have a material impact on our consolidated financial statements in the future.
Net Income.    Net income increased to $299.2 million for the six months ended September 28, 2019, from $279.3 million for the six months ended September 29, 2018. The $19.9 million increase in net income was primarily due to the increase in operating income, partially offset by the increase in our income tax provision, both as previously discussed. Our operating results during the six-month periods ended September 28, 2019 and September 29, 2018 were negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $52.4 million and $49.4 million, respectively, which had an after-tax effect of reducing net income by $40.7 million and $39.5 million, respectively. Net income during the six months ended September 29, 2018 also reflected the favorable impact of $4.7 million related to a measurement period adjustment recorded in connection with the TCJA, as previously discussed.
Net Income per Diluted Share.    Net income per diluted share increased to $3.79 for the six months ended September 28, 2019, from $3.37 for the six months ended September 29, 2018. The $0.42 per share increase was due to the higher level of net income, as previously discussed, and lower weighted-average diluted shares outstanding during the six months ended September 28, 2019 driven by our share repurchases during the last twelve months. Net income per diluted share for the six-month periods ended September 28, 2019 and September 29, 2018 were negatively impacted by $0.52 per share and $0.48 per share, respectively, as a result of restructuring-related charges, impairment of assets, and certain other charges, as previously discussed. Net income per diluted share for the six months ended September 29, 2018 also reflected the favorable impact of $0.06 per share related to a measurement period adjustment recorded in connection with the TCJA, as previously discussed.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of September 28, 2019 and March 30, 2019:

	September 28, 2019	March 30, 2019	$ Change
	(millions)
Cash and cash equivalents	$548.1	$584.1	$(36.0)
Short-term investments	1,041.4	1,403.4	(362.0)
Non-current investments(a)	—	44.9	(44.9)
Current portion of long-term debt(b)	(297.3)	—	(297.3)
Long-term debt(b)	(396.1)	(689.1)	293.0
Net cash and investments(c)	$896.1	$1,343.3	$(447.2)
Equity	$2,913.6	$3,287.2	$(373.6)

(a)	Recorded within other non-current assets in our consolidated balance sheets.

(b)	See Note 10 to the accompanying consolidated financial statements for discussion of the carrying values of our debt.

(c)	"Net cash and investments" is defined as cash and cash equivalents, plus short-term and non-current investments, less total debt.

The decrease in our net cash and investments position at September 28, 2019 as compared to March 30, 2019 was primarily due to our use of cash to support Class A common stock repurchases of $442.7 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to invest in our business through $130.6 million in capital expenditures, and to make dividend payments of $101.9 million, partially offset by our operating cash flows of $204.1 million.
The decrease in equity was primarily attributable to our share repurchase activity, cumulative adjustments from our adoption of new accounting standards, and dividends declared, partially offset by our comprehensive income and the impact of stock-based compensation arrangements during the six months ended September 28, 2019.
Cash Flows
The following table details our cash flows for the six-month periods ended September 28, 2019 and September 29, 2018:

	Six Months Ended
	September 28, 2019	September 29, 2018	$ Change
	(millions)
Net cash provided by operating activities	$204.1	$213.0	$(8.9)
Net cash provided by (used in) investing activities	295.6	(732.8)	1,028.4
Net cash used in financing activities	(553.0)	(218.5)	(334.5)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(9.9)	(20.7)	10.8
Net decrease in cash, cash equivalents, and restricted cash	$(63.2)	$(759.0)	$695.8
Net Cash Provided by Operating Activities.    Net cash provided by operating activities decreased to $204.1 million during the six months ended September 28, 2019, as compared to $213.0 million during the six months ended September 29, 2018. The $8.9 million net decline in cash provided by operating activities was due to a decrease in net income before non-cash charges, partially offset by a net favorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period. The net favorable change related to our operating assets and liabilities, including our working capital, was primarily driven by:

•	a favorable change related to our inventory due to the timing of inventory receipts; and

•	a favorable change related to our accounts payable and accrued liabilities, largely driven by fluctuations associated with our derivative instruments.
These increases related to our operating assets and liabilities were partially offset by:

•	an unfavorable change related to our accounts receivable, largely driven by the timing of cash receipts.
Net Cash Provided by (Used in) Investing Activities.    Net cash provided by investing activities was $295.6 million during the six months ended September 28, 2019, as compared to net cash used in investing activities of $732.8 million during the six months ended September 29, 2018. The $1.028 billion net increase in cash provided by investing activities was primarily driven by:

•
a $1.016 billion increase in proceeds from sales and maturities of investments, less purchases of investments. During the six months ended September 28, 2019, we received net proceeds from sales and maturities of investments of $404.5 million, as compared to making net investment purchases of $611.4 million during the six months ended September 29, 2018;

•	a $23.8 million decrease in payments to settle net investment hedges; and

•
net cash proceeds of $20.8 million received from the sale of our corporate jet during the six months ended September 28, 2019. These proceeds were donated to the Polo Ralph Lauren Foundation, which is reflected within cash flows from operating activities for the six months ended September 28, 2019.

These increases in cash provided by investing activities were partially offset by:

•
a $37.5 million increase in capital expenditures. During the six months ended September 28, 2019, we spent $130.6 million on capital expenditures, as compared to $93.1 million during the six months ended September 29, 2018. Our capital expenditures during the six months ended September 28, 2019 primarily related to new store openings, retail and department store renovations, enhancements to our information technology systems, and the consolidation of our corporate office footprint.

Net Cash Used in Financing Activities.    Net cash used in financing activities was $553.0 million during the six months ended September 28, 2019, as compared to $218.5 million during the six months ended September 29, 2018. The $334.5 million net increase in cash used in financing activities was primarily driven by:

•
a $218.8 million increase in cash used to repurchase shares of our Class A common stock. During the six months ended September 28, 2019, we used $400.0 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $42.7 million in shares of Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our long-term stock incentive plans. On a comparative basis, during the six months ended September 29, 2018, we used $192.3 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $31.6 million in shares of Class A common stock were surrendered or withheld for taxes;

•
an $88.2 million increase in cash proceeds from the issuance of debt, less debt repayments. During the six months ended September 28, 2019, we did not issue or repay any debt. On a comparative basis, during the six months ended September 29, 2018, we received $398.1 million in proceeds from our issuance of 3.750% unsecured senior notes in August 2018, a portion of which was used to repay $300.0 million of our 2.125% unsecured senior notes that matured in September 2018. Additionally, during the six months ended September 29, 2018, we repaid $9.9 million of borrowings previously outstanding under our credit facilities;

•	a $21.8 million decrease in proceeds from exercise of stock options; and

•
a $10.6 million increase in payments of dividends, driven by an increase to the quarterly cash dividend per share. Dividends paid amounted to $101.9 million and $91.3 million during the six-month periods ended September 28, 2019 and September 29, 2018, respectively.

Sources of Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, our available cash and cash equivalents and short-term investments, availability under our credit facilities and commercial paper program, and other available financing options.
During the six months ended September 28, 2019, we generated $204.1 million of net cash flows from our operations. As of September 28, 2019, we had $1.590 billion in cash, cash equivalents, and short-term investments, of which $712.1 million were held by our subsidiaries domiciled outside the U.S. We are not dependent on foreign cash to fund our domestic operations. Undistributed foreign earnings that were subject to the Tax Cuts and Jobs Act's one-time mandatory transition tax as of December 31, 2017 are not considered to be permanently reinvested and may be repatriated to the U.S. in the future with minimal or no additional U.S. taxation. We intend to permanently reinvest undistributed foreign earnings generated after December 31, 2017 that were not subject to the one-time mandatory transition tax. However, if our plans change and we choose to repatriate post-2017 earnings to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.
The following table presents our total availability, borrowings outstanding, and remaining availability under our credit facilities and Commercial Paper Program as of September 28, 2019:

	September 28, 2019
Description(a)	Total Availability	Borrowings Outstanding		Remaining Availability
	(millions)
Global Credit Facility and Commercial Paper Program(b)	$500	$9	(c)	$491
Pan-Asia Credit Facilities	32	—		32

(a)	As defined in Note 10 to the accompanying consolidated financial statements.

(b)
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility. Accordingly, we do not expect combined borrowings outstanding under the Commercial Paper Program and the Global Credit Facility to exceed $500 million.

(c)	Represents outstanding letters of credit for which we were contingently liable under the Global Credit Facility as of September 28, 2019.
We believe that our Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of September 28, 2019, there were eight financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 20%. Borrowings under the Pan-Asia Credit Facilities are guaranteed by the parent company and are granted at the sole discretion of the participating regional branches of JPMorgan Chase (the "Banks"), subject to availability of the Banks' funds and satisfaction of certain regulatory requirements. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Global Credit Facility and the Pan-Asia Credit Facilities in the event of our election to draw funds in the foreseeable future.
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
Common Stock Repurchase Program
On May 13, 2019, our Board of Directors approved an expansion of our existing common stock repurchase program that allows us to repurchase up to an additional $600 million of Class A Common stock. As of September 28, 2019, the remaining availability under our Class A common stock repurchase program was approximately $830 million. Repurchases of shares of Class A common stock are subject to overall business and market conditions.
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
The Global Credit Facility contains a number of covenants, as described in Note 10 to the accompanying consolidated financial statements. As of September 28, 2019, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility. The Pan-Asia Credit Facilities do not contain any financial covenants.
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
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts will fail to meet their contractual obligations. To mitigate this counterparty credit risk, we have a policy of only entering into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. Our established policies and procedures for mitigating credit risk from derivative transactions include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties, when possible, to further mitigate credit risk. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of September 28, 2019. However, we do have in aggregate $50.3 million of derivative instruments in net asset positions with eight creditworthy financial institutions.
Foreign Currency Risk Management
We manage our exposure to changes in foreign currency exchange rates through the use of forward foreign currency exchange and cross-currency swap contracts. See Note 12 to the accompanying consolidated financial statements for a summary of the notional amounts and fair values of our forward foreign currency exchange and cross-currency swap contracts outstanding as of September 28, 2019.
Forward Foreign Currency Exchange Contracts
We enter into forward foreign currency exchange contracts as hedges to mitigate our risk related to exchange rate fluctuations on inventory transactions made in an entity's non-functional currency, the settlement of foreign currency-denominated balances, and the translation of certain foreign operations' net assets into U.S. Dollars. As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily to changes in the value of the Euro, the Japanese Yen, the South Korean Won, the Australian Dollar, the Canadian Dollar, the British Pound Sterling, the Swiss Franc, the Chinese Renminbi, and the Hong Kong Dollar, we hedge a portion of our foreign currency exposures anticipated over a two-year period. In doing so, we use forward foreign currency exchange contracts that generally have maturities of two months to two years to provide continuing coverage throughout the hedging period of the respective exposure.

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
Investment Risk Management
As of September 28, 2019, we had cash and cash equivalents on-hand of $548.1 million, consisting of deposits in interest bearing accounts, investments in money market deposit accounts, and investments in time deposits and commercial paper with original maturities of 90 days or less. Our other significant investments included $1.041 billion of short-term investments, consisting of investments in time deposits and commercial paper with original maturities greater than 90 days; and $15.2 million of restricted cash held in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters and real estate leases.
We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed further below. Our investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in our investment policy. See Note 12 to the accompanying consolidated financial statements for further detail of the composition of our investment portfolio as of September 28, 2019.
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
Goodwill Impairment Assessment
We performed our annual goodwill impairment assessment using a qualitative approach as of the beginning of the second quarter of Fiscal 2020. In performing the assessment, we identified and considered the significance of relevant key factors, events, and circumstances that affected the fair values and/or carrying amounts of our reporting units with allocated goodwill. These factors included external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as our actual and expected financial performance. Additionally, the results of our most recent quantitative goodwill impairment test indicated that the fair values of these reporting units significantly exceeded their respective carrying values. Based on the results of our qualitative goodwill impairment assessment, we concluded that it is not more likely than not that the fair values of our reporting units are less than their respective carrying values, and there were no reporting units at risk of impairment.
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
We carried out an evaluation based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our principal executive and principal financial officers have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of September 28, 2019. Except as discussed below, there has been no change in the Company's internal control over financial reporting during the fiscal quarter ended September 28, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

During the fiscal quarter ended September 28, 2019, the stockholder set forth in the table below converted shares of Class B Common Stock into Class A Common on the date set forth below:

Stockholder That Converted Class B Common Stock to Class A Common Stock	Date of Conversion	Number of Shares Converted/ Received

Lauren Family, L.L.C.	August 15, 2019	500,004

(b)	Not Applicable

(c)	Stock Repurchases
The following table sets forth the repurchases of shares of the Company's Class A common stock during the three months ended September 28, 2019:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(a)
					(millions)
June 30, 2019 to July 27, 2019	730	(b)	$113.98	—	$1,080
July 28, 2019 to August 24, 2019	1,292,106	(c)	94.06	1,276,112	960
August 25, 2019 to September 28, 2019	1,367,953	(d)	95.21	1,363,583	830
	2,660,789			2,639,695

(a)	Repurchases of shares of Class A common stock are subject to overall business and market conditions.

(b)	Represents shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.

(c)	Includes 15,994 shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.

(d)	Includes 4,370 shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.

Item 5.	Other Information.
Amendment to the Employment Separation Agreement and Release of Valérie Hermann
As previously reported on the Company's Current Report on Form 8-K, filed July 19, 2019, Ms. Valérie Hermann, the Company's Brand Group President, departed the Company, effective as of September 30, 2019. Pursuant to the Employment Separation Agreement and Release entered into by Ms. Hermann and the Company in connection with her separation of employment (the "Hermann Agreement"), it was agreed that Ms. Hermann would have certain expenses paid for by the Company. The Company and Ms. Hermann have entered into Amendment No. 1 to the Hermann Agreement (the "Hermann Amendment") to reduce such amount to reflect the recent estimated amount of such expenses and to provide that the reduced amount be paid in a lump sum.
The foregoing description of the Hermann Amendment is qualified in its entirety by the Hermann Amendment, which is attached hereto as Exhibit 10.1.

Item 6.	Exhibits.

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1/A (File No. 333-24733) filed June 10, 1997).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Form 8-K filed August 16, 2011).
3.3	Fourth Amended and Restated By-Laws of the Company (filed as Exhibit 3.3 to the Form 10-Q filed August 10, 2017).
10.1*	Amendment No. 1 to the Employment Separation Agreement and Release, effective as of November 6, 2019, between the Company and Valérie Hermann†.
10.2*	Performance Share Unit Award Overview containing the standard terms of performance share unit awards under the 2019 Long-Term Stock Incentive Plan†.
10.3*	One-time Fiscal 2020 Performance Share Unit - Award Notification containing the standard terms of the one-time Fiscal 2020 performance share unit awards under the 2019 Long-Term Stock Incentive Plan†.
10.4*	Restricted Stock Unit Overview containing the standard terms of restricted stock unit awards under the 2019 Long-Term Stock Incentive Plan†.
10.5*	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the 2019 Long-Term Stock Incentive Plan†.
31.1*	Certification of Principal Executive Officer pursuant to 17 CFR 240.13a-14(a).
31.2*	Certification of Principal Financial Officer pursuant to 17 CFR 240.13a-14(a).
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
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

Date: November 7, 2019

