Form 10-K
period 2020-03-28
RALPH LAUREN CORP
filed 2020-05-27
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 28, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).              Yes ☐ No ☑
The aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant was $4,649,512,283 as of September 27, 2019, the last business day of the registrant's most recently completed second fiscal quarter based on the closing price of the common stock on the New York Stock Exchange.
At May 22, 2020, 47,777,235 shares of the registrant's Class A common stock, $.01 par value and 24,881,276 shares of the registrant's Class B common stock, $.01 par value were outstanding.
Part III incorporates by reference information from certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended March 28, 2020.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Various statements in this Form 10-K or incorporated by reference into this Form 10-K, in future filings by us with the Securities and Exchange Commission (the "SEC"), in our press releases, and in oral statements made from time to time by us or on our behalf constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding our future operating results and sources of liquidity (especially in light of the COVID 19 pandemic), the impact of our strategic plans, initiatives and capital expenses, and our ability to meet environmental, social, and governance goals.  Forward looking statements are based on current expectations and are indicated by words or phrases such as "anticipate," "outlook," "estimate," "expect," "project," "believe," "envision," "goal," "target," "can," "will," and similar words or phrases and involve known and unknown risks, uncertainties, and other factors which may cause actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed in or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others:

•
the loss of key personnel, including Mr. Ralph Lauren, or other changes in our executive and senior management team or to our operating structure, and our ability to effectively transfer knowledge during periods of transition;

•
the impact to our business resulting from the COVID-19 pandemic, including the temporary closure of our stores, distribution centers, and corporate facilities, as well as those of our wholesale customers, licensing partners, suppliers, and vendors, and potential changes to consumer behavior, spending levels, and/or shopping preferences, such as their willingness to congregate in shopping centers or other populated locations;

•	our ability to access capital markets and maintain compliance with covenants associated with our existing debt instruments;

•
our ability to maintain adequate levels of liquidity to provide for our cash needs, including our debt obligations, tax obligations, payment of dividends, capital expenditures, and potential repurchases of our Class A common stock, as well as the ability of our customers, suppliers, vendors, and lenders to access sources of liquidity to provide for their own cash needs;

•
the impact to our business resulting from changes in consumers' ability, willingness, or preferences to purchase discretionary items and luxury retail products, which tends to decline during recessionary periods, and our ability to accurately forecast consumer demand, the failure of which could result in either a build-up or shortage of inventory;

•
the impact of economic, political, and other conditions on us, our customers, suppliers, vendors, and lenders, including business disruptions related to pandemic diseases such as COVID-19 and political unrest such as the recent protests in Hong Kong;

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

1

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

•
the potential impact on our operations and on our suppliers and customers resulting from man-made or natural disasters, including pandemic diseases such as COVID-19, severe weather, geological events, and other catastrophic events;

•
changes in our tax obligations and effective tax rate due to a variety of other factors, including potential changes in U.S. or foreign tax laws and regulations, accounting rules, or the mix and level of earnings by jurisdiction in future periods that are not currently known or anticipated;

•	our exposure to currency exchange rate fluctuations from both a transactional and translational perspective;

•	the impact to our business resulting from potential costs and obligations related to the early or temporary closure of our stores or termination of our long-term, non-cancellable leases;

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

•	the potential impact to the trading prices of our securities if our Class A common stock share repurchase activity and/or cash dividend payments differ from investors' expectations;

•	our ability to maintain our credit profile and ratings within the financial community;

•	our intention to introduce new products or brands, or enter into or renew alliances;

•	changes in the business of, and our relationships with, major wholesale customers and licensing partners;

•	our ability to achieve our goals regarding environmental, social, and governance practices; and

•	our ability to make certain strategic acquisitions and successfully integrate the acquired businesses into our existing operations.
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
WEBSITE ACCESS TO COMPANY REPORTS AND OTHER INFORMATION
Our investor website is http://investor.ralphlauren.com. We were incorporated in June 1997 under the laws of the State of Delaware. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, are available free of charge at our investor website under the caption "SEC Filings" promptly after we electronically file such materials with or furnish such materials to the SEC. All such filings are also available on the SEC's website at https://www.sec.gov. Information relating to corporate governance at Ralph Lauren Corporation, including our Corporate Governance Policies, our Code of Business Conduct and Ethics for all directors, officers, and employees, our Code of Ethics for Principal Executive Officers and Senior Financial Officers, and information concerning our directors, Committees of the Board of Directors, including Committee charters, and transactions involving Ralph Lauren Corporation securities by directors and executive officers, are available at our website under the captions "Corporate Governance" and "SEC Filings." Paper copies of these filings and corporate governance documents are available to stockholders without charge by written request to Investor Relations, Ralph Lauren Corporation, 650 Madison Avenue, New York, New York 10022.
In this Form 10-K, references to "Ralph Lauren," "ourselves," "we," "our," "us," and the "Company" refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. Due to the collaborative and ongoing nature of our relationships with our licensees, such licensees are sometimes referred to in this Form 10-K as "licensing alliances." Our fiscal year ends on the Saturday closest to March 31. All references to "Fiscal 2021" represent the 52-week fiscal year ending March 27, 2021. All references to "Fiscal 2020" represent the 52-week fiscal year ended March 28, 2020. All references to "Fiscal 2019" represent the 52-week fiscal year ended March 30, 2019. All references to "Fiscal 2018" represent the 52-week fiscal year ended March 31, 2018.
PART I

Item 1.	Business.
General
Founded in 1967 by Mr. Ralph Lauren, we are a global leader in the design, marketing, and distribution of premium lifestyle products, including apparel, footwear, accessories, home furnishings, fragrances and hospitality. Our long-standing reputation and distinctive image have been developed across an expanding number of products, brands, sales channels, and international markets. We believe that our global reach, breadth of product offerings, and multi-channel distribution are unique among luxury and apparel companies.
We diversify our business by geography (North America, Europe, and Asia, among other regions) and channel of distribution (retail, wholesale, and licensing). This allows us to maintain a dynamic balance as our operating results do not depend solely on the performance of any single geographic area or channel of distribution. We sell directly to consumers through our integrated retail channel, which includes our retail stores, concession-based shop-within-shops, and digital commerce operations around the world. Our wholesale sales are made principally to major department stores, specialty stores, and third-party digital partners around the world, as well as to certain third-party-owned stores to which we have licensed the right to operate in defined geographic territories using our trademarks. In addition, we license to third parties for specified periods the right to access our various trademarks in connection with the licensees' manufacture and sale of designated products, such as certain apparel, eyewear, fragrances, and home furnishings.
We organize our business into the following three reportable segments: North America, Europe, and Asia. In addition to these reportable segments, we also have other non-reportable segments. See "Our Segments" for further discussion of our segment reporting structure.
Our global reach is extensive, as we sell directly to customers throughout the world via our 530 retail stores and 654 concession-based shop-within-shops, as well as through our own digital commerce sites and those of various third-party digital partners. Merchandise is also available through our wholesale distribution channels at over 11,000 doors worldwide, the majority in specialty stores, as well as through the digital commerce sites of many of our wholesale customers. In addition to our directly-operated stores and shops, our international licensing partners operate 80 Ralph Lauren stores, 31 Ralph Lauren concession shops, and 139 Club Monaco stores and shops.

We continue to invest in our business to stimulate growth. Over the past five fiscal years, we have invested approximately $1.331 billion for capital improvements, primarily funded through strong operating cash flow. We also have continued to return value to our shareholders through our common stock share repurchases and payment of quarterly cash dividends. Over the past five fiscal years, the cost of shares of Class A common stock repurchased pursuant to our common stock repurchase program was approximately $1.800 billion and dividends paid amounted to approximately $892 million.
We have been controlled by the Lauren family since the founding of our Company. As of March 28, 2020, Mr. R. Lauren, or entities controlled by the Lauren family, held approximately 84% of the voting power of the Company's outstanding common stock.
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
An overview of our long-term growth strategy is presented below:

Global Citizenship and Sustainability
Global citizenship and sustainability at Ralph Lauren Corporation is rooted in the heritage of our brand and our purpose to inspire the dream of a better life through authenticity and timeless style. We believe that delivering the next 50 years for Ralph Lauren means rethinking our impact on the environment and society and utilizing creativity, the power of design, and innovative technologies to drive meaningful change.
Although we are at the beginning of this journey, the values and purpose that have defined our business for half a century underline the authenticity of our commitment for our next 50 years. We call our plan "Design the Change," which is guided by the following three pillars:

1.	Create Timeless Style

•
Sustainable Product Design — We commit to designing more sustainable products and experiences by sourcing responsibly, manufacturing efficiently, and investing in innovation that advances these efforts.

•
Sourcing & Traceability — We are committed to sourcing responsibly, securing a long-term, sustainable supply for key raw materials, as well as implementing a supplier engagement strategy that drives transparency, efficiency and partnerships that advance our work to deliver positive social and environmental impacts across our value chain.

•	Chemical Management — We commit to monitor and reduce hazardous chemical use and discharge, ultimately eliminating all hazardous chemicals from the production of our products.

2.	Protect the Environment

•	Carbon and Energy — We commit to address the issue of global climate change and the contributing impacts of our business by reducing greenhouse gas emissions across our value chain.

•
Waste Management — We commit to integrating zero waste principles across our business with an aim to divert waste from landfill through increasing recycling and upcycling, reducing waste at its source, and implementing other best practices.

•	Water Stewardship — We commit to reducing water consumption across our value chain, and to safeguarding and preserving water resources in the communities where we operate.

3.	Champion Better Lives

•	Diversity and Inclusion — We are committed to advancing an inclusive environment where everyone has a sense of belonging throughout our value chain.

•
Health, Safety & Working Conditions — We aim to enrich the quality of work and life for all workers in our value chain by ensuring that everyone has the opportunity to reach their full potential in a safe and comfortable work environment.

•	Community Engagement & Philanthropy — We commit to meaningfully engaging our communities through our work across cancer care as well as our global employee volunteerism program.
Additional information relating to Design the Change can be found in our annual sustainability report, which is available at our website at http://investor.ralphlauren.com under the caption "Global Citizenship & Sustainability Report." The content of our sustainability reports are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.

Recent Developments
COVID-19 Pandemic
A novel strain of coronavirus commonly referred to as COVID-19 has spread rapidly across the globe in recent months, including throughout all major geographies in which we operate (North America, Europe, and Asia), resulting in adverse economic conditions and business disruptions, as well as significant volatility in global financial markets. Governments worldwide have imposed varying degrees of preventative and protective actions, such as temporary travel bans, forced business closures, and stay-at-home orders, all in an effort to reduce the spread of the virus. Such factors, among others, have resulted in a significant decline in retail traffic, tourism, and consumer spending on discretionary items. Additionally, during this period of uncertainty, companies across a wide array of industries have implemented various initiatives to reduce operating expenses and preserve cash balances, including work furloughs and reduced pay, which could lower consumers’ disposable income levels or willingness to purchase discretionary items. Further, even after such government restrictions and company initiatives are lifted, consumer behavior, spending levels, and/or shopping preferences, such as their willingness to congregate in shopping centers or other populated locations, could be adversely affected.
In connection with the COVID-19 pandemic, we have experienced varying degrees of business disruptions and periods of closure of our stores, distribution centers, and corporate facilities, as have our wholesale customers, licensing partners, suppliers, and vendors. For example, a significant number of our stores in parts of Asia were closed for a substantial portion of our fourth quarter of Fiscal 2020. Although our stores in Asia were largely reopened by the end of our Fiscal 2020, certain countries, including Japan, began imposing new restrictions during our first quarter of Fiscal 2021. Retail traffic also continues to be challenging in those regions in which our stores are open. Additionally, our stores in North America and the majority in Europe closed mid-March or earlier, and although certain stores have since reopened, a large number remain closed and we are uncertain when they will reopen. Our wholesale business has also been adversely affected, particularly in North America and Europe, as a result of department store closures and lower traffic and consumer demand.
In response to the COVID-19 pandemic, we have taken preemptive actions to preserve cash and strengthen our liquidity, including:

•	drawing down $475 million from our Global Credit Facility to bolster cash balances;

•
entering into a new credit facility with the same lenders that are parties to the Global Credit Facility, which provides for an additional $500 million senior unsecured revolving line of credit that matures on May 25, 2021, or earlier in the event we are able to obtain other additional financing, as described in Note 11 to the accompanying consolidated financial statements;

•	temporarily suspending our common stock repurchase program and our quarterly cash dividend;

•	temporarily reducing the base compensation of our executives and senior management team, as well as our Board of Directors;

•
carefully managing our expense structure across all key areas of spend, including aligning inventory levels with anticipated demand and postponing non-critical capital build-out and other investments and activities; and

•	temporarily furloughing or reducing work hours for a significant portion of our employees who nevertheless remain eligible for employee benefits during such period.
The COVID-19 pandemic remains highly volatile and continues to evolve on a daily basis. Accordingly, we cannot predict for how long and to what extent this crisis will impact our business operations or the global economy as a whole. We will continue to assess our operations location-by-location, taking into account the guidance of local governments and global health organizations to determine when our operations can begin returning to normal course of business. See Item 1A — "Risk Factors — Infectious disease outbreaks, such as the recent COVID-19 pandemic, could have a material adverse effect on our business" for additional discussion regarding risks to our business associated with the COVID-19 pandemic.
Swiss Tax Reform
In May 2019, a public referendum was held in Switzerland that approved the Federal Act on Tax Reform and AHV Financing (the "Swiss Tax Act"), which became effective January 1, 2020. The Swiss Tax Act eliminates certain preferential tax items at both the federal and cantonal levels for multinational companies and provides the cantons with parameters for establishing local tax rates and regulations. The Swiss Tax Act also provides transitional provisions, one of which allows eligible companies to increase the tax basis of certain assets based on the value generated by their business in previous years, and to amortize such adjustment as a tax deduction over a transitional period. In connection with this transitional provision, we recorded a one-time income tax benefit and corresponding deferred tax asset of $122.9 million during Fiscal 2020, which decreased our effective tax rate by 3,760 basis points.
See Note 10 to the accompanying consolidated financial statements for additional discussion regarding the Swiss Tax Act.
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
In connection with the Fiscal 2019 Restructuring Plan, we have recorded cumulative charges of $145.8 million since its inception, of which $48.5 million and $97.3 million were recorded during Fiscal 2020 and Fiscal 2019, respectively. Actions associated with the Fiscal 2019 Restructuring Plan are complete and no additional charges are expected to be incurred in connection with this plan.
See Note 9 to our accompanying consolidated financial statements for additional discussion regarding charges recorded in connection with the Fiscal 2019 Restructuring Plan.
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

•
Footwear and Accessories — Our range of footwear and accessories encompasses men's, women's, and children's, including casual shoes, dress shoes, boots, sneakers, sandals, eyewear, watches, fashion and fine jewelry, scarves, hats, gloves, umbrellas, and leather goods, including handbags, luggage, small leather goods, and belts, which are sold under the Ralph Lauren Collection, Ralph Lauren Purple Label, Double RL, Polo Ralph Lauren, Lauren Ralph Lauren, Polo Ralph Lauren Children, Chaps, and Club Monaco brands;

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

•
Hospitality — Continuing to engage our consumers with experiential and unique expressions of the brand, our hospitality portfolio is a natural extension of the World of Ralph Lauren as expressed through the culinary arts. Ralph Lauren's global hospitality collection is comprised of our restaurants including The Polo Bar in New York City, RL

Restaurant located in Chicago, Ralph's located in Paris, and our Ralph's Coffee concept in various cities around the world.
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
Pink Pony. Established in 2000, the Pink Pony campaign is our worldwide initiative in the fight against cancer. In the U.S., a percentage of sales from Pink Pony products benefit the Pink Pony Fund of the Ralph Lauren Corporate Foundation (formerly known as the Polo Ralph Lauren Foundation), which supports programs for early diagnosis, education, treatment, and research, and is dedicated to bringing patient navigation and quality cancer care to medically underserved communities. Internationally, a network of local cancer charities around the world benefit from the sale of Pink Pony products. Pink Pony consists of dual gender sportswear and accessories. Pink Pony items feature our iconic pink polo player – a symbol of our commitment to the fight against cancer. Pink Pony is available at select Polo and Ralph Lauren stores and online at our Ralph Lauren digital commerce sites, including RalphLauren.com. Pink Pony is also available at select Macy's stores and online at Macys.com.

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

Our Segments
We organize our business into the following three reportable segments:

•
North America — Our North America segment, representing approximately 51% of our Fiscal 2020 net revenues, primarily consists of sales of our Ralph Lauren branded apparel, footwear, accessories, home furnishings, and related products made through our retail and wholesale businesses in the U.S. and Canada, excluding Club Monaco. In North America, our retail business is primarily comprised of our Ralph Lauren stores, our factory stores, and our digital commerce site, www.RalphLauren.com. Our wholesale business in North America is comprised primarily of sales to department stores, and to a lesser extent, specialty stores.

•
Europe — Our Europe segment, representing approximately 26% of our Fiscal 2020 net revenues, primarily consists of sales of our Ralph Lauren branded apparel, footwear, accessories, home furnishings, and related products made through our retail and wholesale businesses in Europe, the Middle East, and Latin America, excluding Club Monaco. In Europe, our retail business is primarily comprised of our Ralph Lauren stores, our factory stores, our concession-based shop-within-shops, and our various digital commerce sites. Our wholesale business in Europe is comprised of a varying mix of sales to both department stores and specialty stores, depending on the country, as well as to various third-party digital partners.

•
Asia — Our Asia segment, representing approximately 17% of our Fiscal 2020 net revenues, primarily consists of sales of our Ralph Lauren branded apparel, footwear, accessories, home furnishings, and related products made through our retail and wholesale businesses in Asia, Australia, and New Zealand. Our retail business in Asia is primarily comprised of our Ralph Lauren stores, our factory stores, our concession-based shop-within-shops, and our digital commerce site, www.RalphLauren.cn, which launched in September 2018. In addition, we sell our products online through various third-party digital partner commerce sites. In Asia, our wholesale business is comprised primarily of sales to department stores, with related products distributed through shop-within-shops.

No operating segments were aggregated to form our reportable segments. In addition to these reportable segments, we also have other non-reportable segments, representing approximately 6% of our Fiscal 2020 net revenues, which primarily consist of (i) sales of Club Monaco branded products made through our retail and wholesale businesses in the U.S., Canada, and Europe, and our licensing alliances in Europe and Asia, and (ii) royalty revenues earned through our global licensing alliances, excluding Club Monaco.
This segment structure is consistent with how we establish our overall business strategy, allocate resources, and assess performance of our Company.
Effective beginning in the first quarter of Fiscal 2020, operating results related to our business in Latin America are included within our Europe segment due to a change in how we manage this business. Previously, such results were included within our other non-reportable segments. All prior period segment information has been recast to reflect this change on a comparative basis.
Approximately 46% of our Fiscal 2020 net revenues were earned outside of the U.S. See Note 20 to the accompanying consolidated financial statements for a summary of net revenues and operating income by segment, as well as net revenues and long-lived assets by geographic location.
Our Retail Business
Our retail business sells directly to customers throughout the world via our 530 retail stores and 654 concession-based shop-within-shops, totaling approximately 4.1 million and 0.7 million square feet, respectively, as well as through our own digital commerce sites and those of various third-party digital partners. We operate our business using a global omni-channel retailing strategy that seeks to deliver an integrated shopping experience with a consistent message of our brands and products to our customers, regardless of whether they are shopping for our products in physical stores or online.
Ralph Lauren Stores
Our Ralph Lauren stores feature a broad range of apparel, footwear, accessories, watch and jewelry, fragrance, and home product assortments in an atmosphere reflecting the distinctive attitude and image of the Ralph Lauren, Polo, and Double RL brands, including exclusive merchandise that is not sold in department stores. During Fiscal 2020, we opened 23 new Ralph Lauren stores and closed six stores. Our Ralph Lauren stores are primarily situated in major upscale street locations and upscale regional malls, generally in large urban markets.
The following table presents the number of Ralph Lauren stores by segment as of March 28, 2020:

Ralph Lauren Stores
North America	41
Europe	30
Asia	67
Total	138
Our nine flagship Ralph Lauren regional store locations showcase our iconic styles and products and demonstrate our most refined merchandising techniques. In addition to generating sales of our products, our worldwide Ralph Lauren stores establish, reinforce, and capitalize on the image of our brands. Our Ralph Lauren stores range in size from approximately 600 to 37,900 square feet.
Factory Stores
We extend our reach to additional consumer groups through our 318 factory stores worldwide, which are principally located in major outlet centers. Our worldwide factory stores offer selections of our apparel, footwear, accessories, and fragrances. In addition to these product offerings, certain of our factory stores in North America and Europe offer home furnishings. During Fiscal 2020, we opened 24 new factory stores and closed 11 factory stores.
The following table presents the number of factory stores by segment as of March 28, 2020:

Factory Stores
North America	189
Europe	64
Asia	65
Total	318
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
The following table presents the number of concession-based shop-within-shops by segment as of March 28, 2020:

Concession-based Shop-within-Shops
North America	2
Europe	29
Asia	619
Other non-reportable segments	4
Total(a)	654

(a)	Our concession-based shop-within-shops were located at approximately 300 retail locations.
The size of our concession-based shop-within-shops ranges from approximately 100 to 3,500 square feet. We may share in the cost of building out certain of these shop-within-shops with our department store partners.

Club Monaco Stores
Our Club Monaco stores feature fashion apparel, footwear, and accessories for both men and women with clean and contemporary signature styles. During Fiscal 2020, we opened one new Club Monaco store and closed two stores. Our Club Monaco stores range in size from approximately 1,500 to 17,400 square feet.
The following table presents the number of Club Monaco stores by geographic location as of March 28, 2020:

Club Monaco Stores
North America	70
Europe	4
Total(a)	74

(a)	Our Club Monaco business has been aggregated with other non-reportable segments.
Directly-Operated Digital Commerce Websites
In addition to our stores, our retail business sells products online in North America and Europe through our various directly-operated digital commerce sites, which include www.RalphLauren.com and www.ClubMonaco.com, among others, as well as through our Polo mobile app in North America and the United Kingdom. In Asia, we sell products online through our directly-operated digital commerce site, www.RalphLauren.cn, which launched in September 2018, as well as through various third-party digital partner commerce sites.
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
Our Wholesale Business
Our wholesale business sells our products globally to leading upscale and certain mid-tier department stores, specialty stores, and golf and pro shops, as well as to various third-party digital partners. We have continued to focus on elevating our brand by improving in-store product assortment and presentation, as well as full-price sell-throughs to consumers. As of the end of Fiscal 2020, our wholesale products were sold through over 11,000 doors worldwide, with the majority in specialty stores. Our products are also increasingly being sold through the digital commerce sites of many of our wholesale customers.
The primary product offerings sold through our wholesale channels of distribution include apparel, footwear, accessories, and home furnishings. Our luxury brands, including Ralph Lauren Collection and Ralph Lauren Purple Label, are distributed worldwide through a limited number of premier fashion retailers. In North America, our wholesale business is comprised primarily of sales to department stores, and to a lesser extent, specialty stores. In Europe, our wholesale business is comprised of a varying mix of sales to both department stores and specialty stores, depending on the country, as well as to various third-party digital partners. In Asia, our wholesale business is comprised primarily of sales to department stores, with related products distributed through shop-within-shops. We also distribute our wholesale products to certain licensed stores operated by our partners in Latin America, Asia, Europe, and the Middle East.
We sell the majority of our excess and out-of-season products through secondary distribution channels worldwide, including our retail factory stores.

Worldwide Wholesale Distribution Channels
The following table presents by segment the number of wholesale doors in our primary channels of distribution as of March 28, 2020:

Doors
North America	5,735
Europe	4,928
Asia	500
Total	11,163
We have three key wholesale customers that generate significant sales volume. During Fiscal 2020, sales to our three largest wholesale customers accounted for approximately 18% of our total net revenues. Substantially all sales to our three largest wholesale customers related to our North America segment.
Our products are sold primarily by our own sales forces. Our wholesale business maintains its primary showrooms in New York City. In addition, we maintain regional showrooms in London, Madrid, Milan, Munich, Paris, and Stockholm.
Shop-within-Shops.    As a critical element of our distribution to department stores, we and our licensing partners utilize shop-within-shops to enhance brand recognition, to permit more complete merchandising of our lines by the department stores, and to differentiate the presentation of our products.
The following table presents by segment the number of shop-within-shops in our primary channels of distribution as of March 28, 2020:

Shop-within-Shops
North America	12,623
Europe	7,229
Asia	685
Total	20,537
The size of our shop-within-shops ranges from approximately 85 to 9,200 square feet. Shop-within-shop fixed assets primarily include items such as customized freestanding fixtures, wall cases and components, decorative items, and flooring. We normally share in the cost of building out these shop-within-shops with our wholesale customers.
Replenishment Program.    Core products such as knit shirts, chino pants, oxford cloth shirts, select accessories, and home products can be ordered by our wholesale customers at any time through our replenishment program. We generally ship these products within two to five days of order receipt.
Our Licensing Business
Through licensing alliances, we combine our consumer insight, design, and marketing skills with the specific product or geographic competencies of our licensing partners to create and build new businesses. We generally seek out licensing partners who are leaders in their respective markets, contribute the majority of product development costs, provide the operational infrastructure required to support the business, and own the inventory. Our licensing business has been aggregated with other non-reportable segments.
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
The following table lists our largest licensing agreements as of March 28, 2020 for the product categories presented. Except as noted in the table, these product licenses cover North America only.

Category	Licensed Products	Licensing Partners
Men's Apparel	Underwear and Sleepwear	Hanesbrands, Inc. (includes Japan)
	Chaps, Lauren, and Ralph Tailored Clothing	Peerless Clothing International, Inc.

Women's Apparel	Outerwear	S. Rothschild & Co., Inc.
	Swimwear	Manhattan Beachwear, Inc. (includes Australia, Europe, New Zealand, and portions of South America)

Beauty Products	Fragrances, Cosmetics, Color, and Skin Care	L'Oreal S.A. (global)

Accessories	Eyewear	Luxottica Group S.p.A. (global)

Home	Bedding and Bath	Ichida Co., Ltd. (Japan only)
	Utility and Blankets	Ichida Co., Ltd. (Japan only) and Hollander Sleep Products LLC
	Fabric and Wallpaper	P. Kaufmann, Inc. (includes Australia, New Zealand, South Africa, and portions of South America and Asia)
International Licensing
Our international licensing partners acquire the right to sell, promote, market, and/or distribute various categories of our products in a given geographic area and source products from us, our product licensing partners, and independent sources. International licensees' rights may include the right to own and operate retail stores. As of March 28, 2020, our international licensing partners operated 80 Ralph Lauren stores, 31 Ralph Lauren concession shops, and 139 Club Monaco stores and shops.
Digital Ecosystem
Investing in our digital ecosystem remains a primary focus and is a key component of our integrated global omni-channel strategy that spans across owned and partnered channels, both physical and digital. Our digital ecosystem is comprised of directly-operated platforms, wholesale partner websites, third-party digital pure players, and social commerce.
Our directly-operated digital commerce sites represent our digital flagships, displaying the most elevated expression of our brands. The strategy for our digital flagships is to deliver distinct and immersive brand experiences, continuously enhance consumer experience, and develop digital content that drives deeper consumer engagement and conversion. With the ongoing launch of our localized sites, including in Ireland and Switzerland this year, we continue to expand the reach of our digital flagship experience. In connection with our long-term growth strategy, we are also working to broaden our omni-channel service offerings, such as buy online and pickup and return in store. In addition to our directly-operated digital commerce sites, we have also recently launched our Polo mobile app in the United Kingdom, our first mobile app launch outside of North America.
Our products are also sold through the digital commerce sites of many of our wholesale customers across the globe. With all partners in our ecosystem, we seek to showcase the brand consistently with our values. We collaborate with our key wholesale customers to deliver the right content to the right audience, and leverage consumer insights to develop a holistic, channel-agnostic view of our consumer.
We also sell our products online through various third-party digital pure-play sites to reach younger consumers and amplify our brand messages. On many of these sites, we have created digital shop-in-shop environments with a consistent brand experience, tailored product stories, and an assortment that is carefully curated by our merchants. We also partner closely with our pure-play customers on marketing content and events, as well as optimizing search and other data analyses to drive higher traffic and conversion for our brands. We also continue to tap into the social commerce opportunity, such as our launch of Instagram shopping in Europe this year.
In connection with our digital commerce operations, we engage consumers through various digital and social media platforms, which are supported through our collaboration with influencers who have an authentic connection to our brand.
Seasonality of Business
Our business is typically affected by seasonal trends, with higher levels of retail sales in our second and third fiscal quarters and higher wholesale sales in our second and fourth fiscal quarters. These trends result primarily from the timing of key vacation travel, back-to-school, and holiday shopping periods impacting our retail business and timing of seasonal wholesale shipments. As a result of changes in our business, consumer spending patterns, and the macroeconomic environment, historical quarterly operating trends and working capital requirements may not be indicative of our future performance. In addition, fluctuations in sales, operating income, and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns.
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
We create distinctive image advertising for our brands, conveying the particular message of each one within the context of the overall Ralph Lauren aesthetic. Advertisements generally portray a lifestyle rather than a specific item and include a variety of products offered by us and, in some cases, our licensing partners. Our communication campaigns are increasingly being executed through digital and social media platforms to drive further engagement with the younger consumer, with a focus on influencers. With regard to influencers, we believe in fostering long-term relationships with those who have an authentic connection to our brand and influence the areas of culture that matter most to our audiences. We also continue to advertise through print and outdoor media, and, to a lesser extent, through television and cinema.
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
We also conduct a variety of public relations activities. For example, we typically introduce each of the spring and fall menswear and womenswear collections at press presentations in major cities such as New York City and Milan. Such fashion events, in addition to celebrity red carpet dressing moments and events hosted in our stores and restaurants, including The Polo Bar in New York City, generate extensive domestic and international media and social coverage.
We continue to be the official outfitter for all on-court officials at both the Wimbledon and the U.S. Open tennis tournaments. Both tournaments provide worldwide exposure for our brand in a relevant lifestyle environment. We also continue to be the exclusive Official Parade Outfitter for the U.S. Olympic and Paralympic Teams, with the right to manufacture, distribute, advertise, promote, and sell products in the U.S. which replicate the Parade Outfits and associated leisure wear. Most recently, we dressed Team U.S.A. for the 2018 Olympic Winter Games in PyeongChang, South Korea, and will be dressing the team for the next Summer Olympic Games in Tokyo, Japan. As part of our involvement with Team U.S.A., we have established a partnership with athletes serving as brand ambassadors and as the faces of our advertising, marketing, and public relations campaigns. We are also the official apparel outfitter for the Professional Golfers' Association ("PGA") of America, the PGA Championship, and the U.S. Ryder Cup Team, as well as a partner of the American Junior Golf Association. We sponsor a roster of professional golfers, including Billy Horschel, Davis Love III, Doc Redman, Justin Thomas, Nick Watney, and Tom Watson.
We believe our partnerships with such prestigious global athletic events reinforce our brand's sporting heritage in a truly authentic way and serve to connect our Company and brands to our consumers through their individual areas of passion.
Sourcing, Production and Quality
We contract for the manufacture of our products and do not own or operate any production facilities. Over 500 different manufacturers worldwide produce our apparel, footwear, accessories, and home products, with no one manufacturer providing more than 4% of our total production during Fiscal 2020. We source both finished products and raw materials. Raw materials include fabric, buttons, and other trim. Finished products consist of manufactured and fully assembled products ready for shipment to our customers. In Fiscal 2020, approximately 98% of our products (by dollar value) were produced outside of the U.S., primarily in Asia, Europe, and Latin America, with approximately 25% of our products sourced from China. See "Import Restrictions and Other Government Regulations," Item 1A — "Risk Factors — Economic conditions could have a negative impact on our major customers, suppliers, vendors, and lenders, which in turn could materially adversely affect our business," and Item 1A — "Risk Factors — Our business is subject to risks associated with importing products and the ability of our manufacturers to produce our goods on time and to our specifications."
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
Distribution
To facilitate global distribution, our products are shipped from manufacturers to a network of distribution centers around the world for inspection, sorting, packing, and delivery to our retail locations and digital commerce and wholesale customers. This network includes the following primary distribution facilities:

Facility Location	Geographic Region Serviced	Facility Ownership
N. Pendleton Street, High Point, North Carolina	U.S.	Owned
NC Highway 66, High Point, North Carolina	U.S.	Leased
Greensboro, North Carolina	U.S.	Leased
Chino Hills, California	U.S.	Third-party
Miami, Florida	U.S.	Third-party
Toronto, Ontario	Canada	Third-party
Parma, Italy	Europe and Latin America	Third-party
Yokohama, Japan	Japan	Third-party
Bugok, South Korea	South Korea	Leased
Tuen Mun, Hong Kong	China and Southeast Asia(a)	Third-party

(a)	Includes Australia, China, Hong Kong, India, Macau, Malaysia, New Zealand, the Philippines, Singapore, Taiwan, Thailand, and Vietnam.

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
We are continually improving and upgrading our computer systems and software. During Fiscal 2020, we migrated our Asia operations to a new financial reporting information technology system, Microsoft AX Dynamics 365. In addition to this system implementation, during Fiscal 2020, we began reconfiguring the financial reporting information technology system used by our Europe operations, SAP, in order to utilize enhanced financial reporting functionality. We are also continually enhancing the consumer experience by adding new functionality on our digital commerce sites.
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
Wholesale Credit Control
We manage our own credit function. We sell our merchandise principally to major department stores, specialty stores, and third-party digital partners, and extend credit based on an evaluation of the wholesale customer's financial capacity and condition, usually without requiring collateral. We monitor credit levels and the financial condition of our wholesale customers on a continuing basis to minimize credit risk. We do not factor or underwrite our accounts receivables, nor do we maintain credit insurance to manage the risk of bad debts. In North America, collection and deduction transactional activities are provided through a third-party service provider. See Item 1A — "Risk Factors — A substantial portion of our revenue is derived from a limited number of large wholesale customers. Our business could be adversely affected as a result of consolidations, liquidations, restructurings, other ownership changes in the retail industry, and/or any financial instability of our large wholesale customers."

Wholesale Backlog
We generally receive wholesale orders approximately three to five months prior to the time the products are delivered to customers, with the exception of orders received through our replenishment program, which ship within two to five days of order receipt. Our wholesale orders are generally subject to broad cancellation rights.
The following table presents our wholesale backlog by segment as of March 28, 2020 and March 30, 2019:

	March 28, 2020	March 30, 2019
	(billions)
North America	$0.6	$0.6
Europe	0.5	0.4
Total	$1.1	$1.0
Approximately 45% of our wholesale backlog was subsequently canceled during the first quarter of Fiscal 2021 driven by adverse impacts associated with COVID-19 business disruptions, which include temporary department and specialty store closures worldwide, as well as declines in retail traffic, tourism, and consumer spending on discretionary items. The COVID-19 pandemic remains highly volatile and continues to evolve on a daily basis. Accordingly, we cannot predict at this time how much of our remaining wholesale backlog will be fulfilled within the next 12 months.
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
We are also subject to other international trade agreements, such as the North American Free Trade Agreement, now known as the U.S.-Mexico-Canada Agreement, the Central American Free Trade Agreement, the U.S.-Peru Free Trade Agreement, the U.S.-Jordan Free Trade Agreement, the U.S.-Korea Free Trade Agreement and other special trade preference programs. A portion of our imported products are eligible for certain of these duty-advantaged programs.
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
Employees
As of March 28, 2020, we had approximately 24,900 employees, comprised of approximately 13,700 full-time and approximately 11,200 part-time employees. Approximately 13,800 of our employees are located in the U.S. and approximately 11,100 are located in foreign countries. Approximately 15 of our U.S. production employees in the womenswear business are members of Workers United (which was previously known as UNITE HERE) under an industry association collective bargaining agreement, which our womenswear subsidiary has adopted. We consider our relations with both our union and non-union employees to be good.
Information About Our Executive Officers
The following are our current executive officers and their principal recent business experience:

Ralph Lauren	Age 80
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

Patrice Louvet	Age 55
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

Jane Hamilton Nielsen	Age 56
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

Andrew Howard Smith	Age 49
Mr. Smith has served as our Chief Commercial Officer since April 2019. He has been with our Company for over 16 years, having worked in various capacities based in the U.S., Europe, and Asia. Prior to his current role, he was responsible for our International Division based in Geneva, Switzerland, with general management responsibility for all markets outside of North America. Prior to this, he led our businesses across Asia as Group President of Asia Pacific, and before that he was responsible for our Japan market as President & Representative Director of Japan. His roles before this include SVP Global Supply Chain, based in New York, where he worked around the world on operational acquisition integrations through our license buy-back phase, and various roles based in Europe in Supply Chain, Sales Order Management, and Merchandise Allocation. He has been instrumental in turning our Asia businesses to growth, and driving brand elevation and accelerating profitable growth across all of our International markets. Prior to joining our Company, Mr. Smith served as Head of Supply Chain for Selfridges & Co., the UK based department store group. Mr. Smith is a graduate of City, University of London.

David Lauren	Age 48
Mr. David Lauren is our Chief Innovation Officer, Strategic Advisor to the CEO, and Vice Chairman of the Board. He has served as our Chief Innovation Officer and Vice Chairman of the Board since October 2016. From November 2010 to October 2016, he served as our Executive Vice President of Global Advertising, Marketing and Communications. Prior to that, he served in numerous leadership roles at the Company with responsibility for advertising, marketing, and communications. He has been a director of the Company since August 2013. Mr. D. Lauren oversees the Company's innovation processes and capabilities to drive its brand strength and financial performance across all channels. He has been instrumental in growing the Company's global digital commerce business and pioneering our technology initiatives. He serves on the board of trustees of the Ralph Lauren Center for Cancer Care and Prevention and the board of directors of The National Museum of American History. Mr. D. Lauren is also the Head of the Ralph Lauren Corporate Foundation (formerly known as the Polo Ralph Lauren Foundation). Before joining the Company in 2000, he was Editor-In-Chief and President of Swing, a general interest publication for Generation X. Mr. D. Lauren is the son of Mr. R. Lauren.

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
Infectious disease outbreaks, such as the recent COVID-19 pandemic, could have a material adverse effect on our business.
Our business could be adversely affected by infectious disease outbreaks, such as the recent novel strain of coronavirus commonly referred to as COVID-19. COVID-19 has spread rapidly across the globe in recent months, including throughout all major geographies in which we operate (North America, Europe, and Asia), resulting in adverse economic conditions and business disruptions, as well as significant volatility in global financial markets. Governments worldwide have imposed varying degrees of preventative and protective actions, such as temporary travel bans, forced business closures, and stay-at-home orders, all in an effort to reduce the spread of the virus.
In connection with the COVID-19 pandemic, we have experienced varying degrees of business disruptions and periods of closure of our stores, distribution centers, and corporate facilities, as have our wholesale customers, licensing partners, suppliers, and vendors, as described in Item 1 — "Business — Recent Developments." The COVID-19 pandemic remains highly volatile and continues to evolve on a daily basis. Accordingly, we cannot predict for how long and to what extent this crisis will impact our business operations or the global economy as a whole. Potential impacts to our business include, but are not limited to, the following:

•	our ability to successfully execute our long-term growth strategy during these uncertain times;

•	temporary closures of our stores, distribution centers, and corporate facilities for unknown periods of time, as well as those of our wholesale customers and licensing partners;

•
potential declines in the level of consumer purchases of discretionary items and luxury retail products, including our products, caused by lower disposal income levels, travel restrictions, or other factors beyond our control;

23

•
the potential build-up of excess inventory as a result of store closures and/or lower consumer demand, including those resulting from potential changes in consumer behavior and/or shopping preferences, such as their willingness to congregate in shopping centers or other populated locations;

•	supply chain disruptions resulting from closed factories, reduced workforces, scarcity of raw materials, and scrutiny or embargoing of goods produced in infected areas;

•
our ability to access capital markets and maintain compliance with covenants associated with our existing debt instruments, as well as the ability of our key customers, suppliers, and vendors to do the same in regard to their own obligations;

•
the potential loss of one or more of our significant wholesale customers, or the loss of a large number of smaller wholesale customers, if they are not able to withstand prolonged periods of adverse economic conditions, and our ability to collect outstanding receivables;

•	our ability to maintain an effective system of internal controls and compliance with the requirements under the Sarbanes-Oxley Act of 2002; and

•	diversion of management attention and resources from ongoing business activities and/or a decrease in employee morale.
Additional discussion related to the various risks and uncertainties described above is included elsewhere within this "Risk Factors" section of our Form 10-K.
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
The industries in which we operate are cyclical. Many economic and other factors outside of our control affect the level of consumer spending in the apparel, footwear, accessory, and home product industries, including, among others:

•	man-made or natural disasters, including pandemic diseases such as COVID-19;

•	consumer perceptions of personal well-being and safety;

•	consumer perceptions of current and future economic conditions;

•	employment levels and wage rates;

•	stock market performance;

•	inflation;

•	interest rates;

•	foreign currency exchange rates;

•	the housing market;

•	consumer debt levels;

•	the availability of consumer credit;

•	commodity prices, including fuel and energy costs;

•	taxation;

•	general domestic and international political conditions;

•	the threat, outbreak, or escalation of terrorism, military conflicts, or other hostilities; and

•	weather conditions.
Consumer purchases of discretionary items and luxury retail products, including our products, tend to decline during recessionary periods and at other times when disposable income is lower. Unfavorable economic conditions and other factors, such as disease pandemics and other health-related concerns, political unrest, war, and acts of terrorism, may also reduce consumers' willingness and ability to travel to major cities and vacation destinations in which our stores and shop-within-shops are located.

Further, consumers may prefer to spend more of their discretionary income on "experiences," such as dining and entertainment, over consumer goods. A downturn or an uncertain outlook in the economies in which we, or our wholesale customers and licensing partners, sell our products may materially adversely affect our business, results of operations, and financial condition. See Item 7 — "Management's Discussion and Analysis of Financial Condition and Results of Operations — Global Economic Conditions and Industry Trends" for further discussion.
Our profitability may decline if we are unable to effectively manage inventory or as a result of increasing pressure on margins.
We have implemented key strategic initiatives designed to optimize our inventory levels and improve the efficiency and responsiveness of our supply chain. Although we have shortened lead times for the design, sourcing, and production of certain of our product lines, we expect to continue to place orders with our vendors for the majority of products in advance of the related selling season. As a result, we are vulnerable to changes in consumer preferences and demand and pricing shifts. Our failure to continue to shorten lead times or to correctly anticipate consumer preferences and demand could result in the build-up of excess inventory. Other factors beyond our control could also result in the build-up of excess inventory, including unforeseen adverse economic conditions or business disruptions, such as those caused by the COVID-19 pandemic. Excess inventory levels could result in the utilization of less-preferred distribution channels, markdowns, promotional sales, destruction, or donations to dispose of such excess or slow-moving inventory, which may negatively impact our overall profitability and/or impair the image of our brands. Conversely, if we underestimate consumer demand for our products or if manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages, which may negatively impact customer relationships, diminish brand loyalty, and result in lost sales. Any of these outcomes could have a material adverse effect on our business, results of operations, and financial condition.
Additionally, our industry is subject to significant pricing pressure caused by many factors, including intense competition and a highly promotional retail environment, consolidation in the retail industry, pressure from retailers to reduce the costs of products, and changes in consumer spending patterns. Although we continue to limit our promotional activity in connection with our quality of sales initiatives, these factors may cause us to reduce our sales prices to retailers and consumers, which could cause our gross margin to decline if we are unable to appropriately manage inventory levels and/or otherwise offset price reductions with comparable reductions in our costs. If our sales prices decline and we fail to sufficiently reduce our product costs or operating expenses, our profitability will decline. This could have a material adverse effect on our business, results of operations, and financial condition. In addition, changes in our customer, channel, and geographic sales mix could have a negative impact on our profitability.
A substantial portion of our revenue is derived from a limited number of large wholesale customers. Our business could be adversely affected as a result of consolidations, liquidations, restructurings, other ownership changes in the retail industry, and/or any financial instability of our large wholesale customers.
Several of our department store customers, including some under common ownership, account for a significant portion of our wholesale net sales. A substantial portion of sales of our licensed products by our domestic licensing partners are also made to our largest department store customers. During Fiscal 2020, sales to our three largest wholesale customers, accounted for approximately 18% of total net revenues for Fiscal 2020, and constituted approximately 32% of our total gross trade accounts receivable outstanding as of March 28, 2020. Substantially all sales to our three largest wholesale customers related to our North America segment.
We typically do not enter into long-term agreements with our customers. Instead, we enter into a number of purchase order commitments with our customers for each of our product lines every season. A decision by the controlling owner of a group of stores or any other significant customer, whether motivated by economic conditions, financial difficulties, competitive conditions, or otherwise, to decrease or eliminate the amount of merchandise purchased from us or our licensing partners or to change their manner of doing business with us or our licensing partners or their new strategic and operational initiatives, including their continued focus on further development of their "private label" initiatives, could have a material adverse effect on our business, results of operations, and financial condition.
Additionally, as a result of the COVID-19 pandemic, our wholesale customers have experienced significant business disruptions, including reduced traffic and temporary store closures. There can be no assurance that our wholesale customers have adequate financial resources and/or access to additional capital to withstand prolonged periods of such adverse economic conditions. The loss of one or more significant wholesale customers, or the loss of a large number of smaller wholesale customers, could have a material adverse effect on our business, results of operations, and financial condition.

Further, prior to the COVID-19 pandemic, certain of our large wholesale customers, particularly those located in the U.S., have been highly promotional and have aggressively marked down their merchandise, including our products. The continuation of such promotional activity could negatively impact our brand image and/or lead to requests from those customers for increased markdown allowances at the end of the season, which could have a material adverse effect on our business, results of operations, and financial condition. In response and in connection with our growth plan, we strategically reduce shipments to certain of our customers when deemed appropriate.
The department store sector has also experienced numerous consolidations, restructurings, reorganizations, and other ownership changes in recent years, which could potentially increase in frequency in the near-term given the COVID-19 pandemic. Any such actions could result in a reduction in the number of stores that carry our products, and the stores that remain open may purchase fewer of our products and/or reduce the retail floor space designated to our brands. There can be no assurance that consolidations, restructurings, reorganizations, or other ownership changes in the department store sector will not have a material adverse effect on our business, results of operations, and financial condition.
We sell our wholesale merchandise primarily to major department stores, specialty stores, and third-party digital partners across North America, Europe, Asia, and Australia, and extend credit based on an evaluation of each wholesale customer's financial condition, usually without requiring collateral. However, the financial difficulties of a wholesale customer, including those resulting from the COVID-19 pandemic, could cause us to limit or eliminate our business with that customer. We may also assume more credit risk relating to that customer's receivables. Our inability to collect on our trade accounts receivable from any one of these customers could have a material adverse effect on our business, results of operations, and financial condition. See Item 1 — "Business — Wholesale Credit Control."
Economic conditions could have a negative impact on our major customers, suppliers, vendors, and lenders, which in turn could materially adversely affect our business.
Although we believe that our existing cash and investments, cash provided by operations, and available borrowing capacity under our credit facilities and commercial paper borrowing program will provide us with sufficient liquidity, the impact of economic conditions on our major customers, suppliers, vendors, and lenders, including those resulting from the COVID-19 pandemic, and their ability to access global capital markets cannot be predicted. The inability of major manufacturers to ship our products could impair our ability to meet the delivery date requirements of our customers. Deterioration in global financial or capital markets could affect our ability to access sources of liquidity to provide for our future cash needs, increase the cost of any future financing, or cause our lenders to be unable to meet their funding commitments under our credit facilities. A disruption in the ability of our significant customers to access liquidity could cause serious disruptions or an overall deterioration of their businesses which could lead to a significant reduction in their future orders of our products and the inability or failure on their part to meet their payment obligations to us, any of which could have a material adverse effect on our business, results of operations, and financial condition.
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
Although we believe that our growth strategy will lead to long-term growth in revenue and profitability, there can be no assurance regarding the timing of or extent to which we will realize the anticipated benefits, if at all. Our failure to realize the anticipated benefits, which may be due to our inability to execute the various elements of our growth strategy, changes in consumer preferences, competition, economic conditions, and other risks described herein, such as those related to the COVID-19 pandemic, could have a material adverse effect on our business, results of operations, and financial condition. Such a failure could also result in the implementation of additional restructuring-related activities, which may be dilutive to our earnings in the short term.
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
The success of our business also depends on our ability to continue to maintain, enhance, and expand our digital footprint and capabilities. Consumers are increasingly shopping online using computers, smartphones, tablets, and other devices. Any failure on our part, or on the part of our third-party digital partners, to provide attractive, reliable, secure, and user-friendly digital commerce platforms, including mobile apps, could negatively impact our customers' shopping experience resulting in reduced website traffic, diminished loyalty to our brands, and lost sales. In addition, as we continue to expand and increase the global presence of our digital commerce business, sales from our brick and mortar stores and wholesale channels of distribution in areas where digital commerce sites are introduced may decline due to changes in consumer shopping habits and cannibalization.
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
The success of our business depends on our ability to respond to constantly changing fashion and retail trends and consumer preferences in a timely manner, develop products that resonate with our existing customers and attract new customers, and provide a seamless shopping experience to our customers.
The industries in which we operate have historically been subject to rapidly changing fashion trends and consumer preferences. Our success depends in large part on our ability to originate and define fashion product and home product trends, as well as to anticipate, gauge, and react to changing consumer preferences in a timely manner. Our products must appeal to a broad range of consumers worldwide whose preferences cannot be predicted with certainty and are subject to rapid change, influenced by fashion trends, current economic conditions, and weather conditions, among other factors. This issue is further compounded by the increasing use of digital and social media by consumers and the speed by which information and opinions are shared across the globe. We cannot assure that we will be able to continue to develop appealing styles or successfully meet constantly changing consumer preferences in the future. In addition, we cannot assure that any new products or brands that we introduce will be successfully received by consumers. Any failure on our part to anticipate, identify, and respond effectively to changing consumer preferences and fashion trends could adversely affect retail and consumer acceptance of our products and leave us with a substantial amount of unsold inventory or missed opportunities. Conversely, if we underestimate consumer demand for our products or if manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages. Any of these outcomes could have a material adverse effect on our business, results of operations, and financial condition. For a discussion of risks related to our inventory management, see "Our profitability may decline if we are unable to effectively manage inventory or as a result of increasing pressure on margins."
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
The success of our business also depends on our ability to continue to develop and maintain a reliable omni-channel experience for our customers. Our business has evolved from an in-store experience to a shopping experience through multiple technologies, including computers, smartphones, tablets, and other devices, as our customers have become increasingly technologically savvy. We are increasingly using digital and social media platforms to interact with customers and enhance their shopping experience. If we are unable to develop and continuously improve our customer-facing technologies, we may not be able to provide a convenient and consistent experience to our customers regardless of the sales channel. This could negatively affect our ability to compete with other retailers and result in diminished loyalty to our brands, which could adversely impact our business, results of operations, and financial condition.
We have also implemented, and expect to continue to implement, new store design concepts as part of our growth strategy. There can be no assurance that any of our store designs will resonate with customers or otherwise achieve the desired sales and profitability measures necessary to recover our initial capital investments. If customers are not receptive to the design layout or visual merchandising of our stores, our business, results of operations, and financial condition could be adversely affected. In addition, the failure of our store designs to achieve acceptable results could lead to our decision to close a store prior to the lease expiration date. For additional discussion of risks related to the early termination of our leases, see "Our business is subject to risks associated with leasing real estate and other assets under long-term, non-cancellable leases."
The success of our business depends on our ability to retain the value and reputation of our brands.
Our success depends on the value and reputation of our brands and our ability to consistently anticipate, identify, and respond to customers' demands, preferences, and fashion trends in the design, pricing, and production of our products, including the preference for certain products to be manufactured in the U.S. As the Ralph Lauren name is integral to our business, any negative publicity regarding Mr. R. Lauren or our Company, especially through social media which accelerates and increases the potential scope of negative publicity, could negatively impact the image of our brands with our customers and result in diminished loyalty to our brands, even if the subject of such publicity is unverified or inaccurate. There is also increased focus from consumers, employees, investors, and other stakeholders concerning corporate citizenship and sustainability matters. Although we have established certain long-term initiatives and goals regarding our impact on the environment and society as a whole, there can be no assurance that our various stakeholders will agree with our initiatives or if we will be successful in achieving our goals. Our failure to comply with ethical, social, product safety, labor, health, environmental or other standards and regulations could damage the reputation of our brands and lead to adverse consumer actions and/or investment decisions by investors, as well as expose us to government enforcement action and/or private litigation. Even if we react appropriately to negative publicity, our customers' perception of our brand image and our reputation could be negatively impacted. Any failure on our part to retain the value and reputation of brands could adversely impact our business, results of operations, and financial condition.
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

•	creating and maintaining favorable brand recognition, loyalty, and a reputation for quality;

•	developing and producing innovative, high-quality products in sizes, colors, and styles that appeal to consumers of varying age groups;

•	competitively pricing our products and creating an acceptable value proposition for consumers;

•	providing strong and effective marketing support;

•	obtaining sufficient retail floor space and effective presentation of our products at stores and shop-within-shops;

•	attracting consumer traffic to stores, shop-within-shops, and websites;

•	sourcing raw materials at cost-effective prices;

•	anticipating and maintaining proper inventory levels;

•	ensuring product availability and optimizing supply chain and distribution efficiencies with third-party manufacturers and retailers;

•	maintaining and growing market share;

•	recruiting and retaining key employees;

•	protecting our intellectual property; and

•	the ability to withstand prolonged periods of adverse economic conditions or business disruptions.
Some of our competitors may be significantly larger and more diversified and may have greater financial, marketing, and distribution resources, more desirable store locations, and/or greater digital commerce presence than us, among other competitive advantages. Such competitive advantages may enable them to better withstand unfavorable economic conditions, compete more effectively on the basis of price and production, and/or more quickly respond to rapidly changing fashion trends and consumer preferences than us. In addition, technological advances and the retail industry's low barriers to entry allow for the introduction of new competitors and products at a rapid pace.
Any increased competition, or our failure to adequately address any of these competitive factors, could result in reduced market share or sales, which could adversely affect our business, results of operations, and financial condition.
We have a substantial amount of indebtedness, which could restrict our ability to engage in additional capital-related transactions in the future.
As of March 28, 2020, our consolidated indebtedness was approximately $1.171 billion, comprised of our outstanding borrowings under our Global Credit Facility and Senior Notes. Additionally, in accordance with the terms of the original agreement, we have the ability to expand our borrowing availability under the Global Credit Facility from $500 million to $1 billion through the full term of the facility, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. Further, in May 2020, we entered into a new credit facility with the same lenders that are parties to the Global Credit Facility, which provides for an additional $500 million senior unsecured revolving line of credit that matures on May 25, 2021, or earlier in the event we are able to obtain other additional financing, as described in Note 11 to the accompanying consolidated financial statements.
We rely on our operating cash flows to repay our outstanding borrowings, as well as to fund any working capital needs, capital expenditures, dividend payments, share repurchases, and other general corporate purposes. Prolonged periods of adverse economic conditions or business disruptions in any of our key regions, or a combination thereof, such as our recent store closures in North America, Europe, and Asia due to COVID-19, could impede our ability to pay our obligations as they become due or return value to our shareholders, as well as delay previously planned expenditures related to our operations.
In addition, certain of our debt instruments contain a number of affirmative and negative covenants. On May 26, 2020, we entered into an amendment to our Global Credit Facility that relaxed certain financial covenants while providing additional restrictions under our negative covenants for a specified period of time as further described in Note 11 to the accompanying consolidated financial statements. Our failure to comply with such covenants, or otherwise secure temporary waivers of non-compliance, could result in our lenders demanding all amounts outstanding to be immediately repaid. Credit rating agencies also periodically review our capital structure and our ability to generate earnings. A prolonged period of deteriorated financial performance or our inability to comply with debt covenants could make future financing more difficult to secure and/or expensive.

Moreover, our Global Credit Facility contains representations and warranties, including that there has been no material adverse change in the business, operations, property or condition (financial  or otherwise) of the Company and its subsidiaries, taken as a wholes, since March 2019. It is a condition to making each borrowing and to the issuance, increase, renewal or extension of each letter of credit that our representations be true at the time of the event in question. The recent amendment to the Global Credit Facility provides that through March 31, 2021, the impact of the COVID-19 pandemic as disclosed to the lenders in May 2020 or reasonably foreseeable based on the disclosure to the lenders will be disregarded for purposes of determining whether a material adverse change has occurred.
Further, factors beyond our control, such as adverse economic conditions, could disrupt capital markets and limit the availability or willingness of financial institutions to extend capital to us in the future. Any of these factors could have a material adverse effect on our business, results of operations, and financial condition.
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

•	adapting to local customs and culture;

•	unexpected changes in laws, judicial processes, or regulatory requirements;

•	the imposition of additional duties, tariffs, taxes, and other charges or other barriers to trade;

•	changes in diplomatic and trade relationships;

•	political instability, such as the recent protests in Hong Kong, and terrorist attacks;

•	pandemic diseases, such as COVID-19; and

•	general economic fluctuations in specific countries or markets.
Changes in regulatory, geopolitical, social, economic, or monetary policies and other factors may have a material adverse effect on our business in the future or may require us to exit a particular market or significantly modify our current business practices. For example, although trade relations between the U.S. and China have begun to ease, both countries have imposed new tariffs on each other related to the importation of certain product categories, including imports of apparel into the U.S. from China. As a result of actions to mitigate our exposure to the resulting tariffs, which include diverting production to and sourcing from other countries, driving productivity within our existing supplier base, and taking pricing actions, the tariffs enacted to date are not expected to have a material adverse impact on our business operations. However, if the U.S. decides to impose additional tariffs on apparel or other of our goods imported from China, there can be no assurance that we will be able to offset all related increased costs, which could be material to our business operations as approximately 25% of our products are sourced from China. There have also been recent changes to U.S. participation in, and discussion regarding the potential renegotiation of, certain international trade agreements such as the North American Free Trade Agreement, now known as the U.S.-Mexico-Canada Agreement. We cannot predict if, and to what extent, there will be changes to international trade agreements or the resulting impact such changes would have on our business operations. For a discussion of risks associated with the importation of products, see "Our business is subject to risks associated with importing products and the ability of our manufacturers to produce our goods on time and to our specifications."
Our business could also be impacted by changes to the tax laws and regulations in the countries where we operate. For example, the Organisation for Economic Co-operation and Development (the "OECD"), which represents a coalition of member countries, has proposed changes to numerous long-standing tax principles through its Base Erosion and Profit Shifting project, which is focused on a number of issues, including the shifting of profits among affiliated entities located in different tax jurisdictions. In response, certain member countries are beginning to implement legislation to align their international tax rules with the OECD's recommendations, such as Switzerland’s recently enacted Swiss Tax Act, as described in Item 1 — "Business — Recent Developments." Taxing authorities of certain state, local, and other foreign jurisdictions may also decide to modify existing tax laws. We cannot predict which, if any, of these items or others will be enacted into law or the resulting impact any such enactment will have on our business operations. However, if new legislation were enacted, it could have a material adverse effect on our business, results of operations, and financial condition.
Additionally, the United Kingdom recently withdrew from the European Union, commonly referred to as "Brexit." Although it ceased to be a member of the European Union effective January 31, 2020, the United Kingdom is now in a “transition period” during which its existing trading relationship with the European Union will remain in place and it will continue to follow the European Union’s rules. Negotiations during the transition period to determine the United Kingdom’s future relationship with the European Union post-transition period, including terms of trade, are expected to be complex. It is not clear at this time what, if any, agreements will be reached by the current December 31, 2020 transition period deadline. Brexit could significantly disrupt the free movement of goods, services, and people between the United Kingdom and the European Union, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. The uncertainty surrounding the United Kingdom's future relationship with the European Union could also adversely impact consumer and investor confidence, and the level of consumer purchases of discretionary items and luxury retail products, including our products. Although we are closely monitoring the latest developments regarding Brexit and are assessing risk and opportunities and developing strategies to mitigate our exposure once the transition period expires, any of these effects, among others, could materially adversely affect our business, results of operations, and financial condition. Brexit has also contributed to significant volatility and uncertainty in global stock markets and currency exchange rates, and such volatility could continue to occur as the negotiation process progresses. For a discussion of risks related to currency exchange fluctuations, see "Our business is exposed to domestic and foreign currency fluctuations."
Our business is subject to risks associated with importing products and the ability of our manufacturers to produce our goods on time and to our specifications.
We do not own or operate any manufacturing facilities and depend exclusively on independent third parties for the manufacture of our products. Our products are manufactured to our specifications through arrangements with over 500 foreign manufacturers in various countries. In Fiscal 2020, approximately 98% of our products (by dollar value) were produced outside of the U.S., primarily in Asia, Europe, and Latin America, with approximately 25% of our products sourced from China. Risks inherent in importing our products include:

•	pandemic diseases, such as COVID-19, which could result in closed factories, reduced workforces, scarcity of raw materials, and scrutiny or embargoing of goods produced in infected areas;

•	changes in social, political, and economic conditions or terrorist acts that could result in the disruption of trade from the countries in which our manufacturers or suppliers are located;

•
the imposition of additional regulations, quotas, or safeguards relating to imports or exports, and costs of complying with such regulations and other laws relating to the identification and reporting of the sources of minerals used in our products;

•	the imposition of additional duties, tariffs, taxes, and other charges on imports or exports;

•	unfavorable changes in the availability, cost, or quality of raw materials and commodities;

•	increases in the cost of labor, travel, and transportation;

•	disruptions of shipping and international trade caused by natural and man-made disasters, labor shortages (stemming from labor disputes, strikes, or otherwise), or other unforeseen events;

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

In addition, the inability of a manufacturer to ship orders of our products in a timely manner or to meet our strict quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries, or a substantial reduction in purchase prices, any of which could have a material adverse effect on our business, results of operations, and financial condition. Prices of raw materials used to manufacture our products may also fluctuate significantly as a result of many factors, including general economic conditions, energy prices, crop yields, and availability of labor and the related costs of such labor. Any increases in prices of such raw materials could have a material adverse effect on our cost of sales. Furthermore, the cost of labor at many of our third-party manufacturers has been increasing significantly and, as the middle class in developing countries such as China continues to grow, it is unlikely that such cost pressure will abate. The cost of transportation remains significant as well, and it is likely that such cost will fluctuate significantly if oil prices remain volatile. We may not be able to offset such increases in raw materials, freight, or labor costs through pricing actions or other means.
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
Despite the security measures we currently have in place (including those described in Item 1 — "Business — Information Systems"), our facilities and systems and those of our third-party service providers may be vulnerable to security breaches, acts of vandalism, phishing attacks, computer viruses, malware, ransomware, misplaced or lost data, programming and/or human errors, or other Internet or email events. The increased use of smartphones, tablets, and other wireless devices, as well as the need for a substantial portion of our corporate employees to work remotely during the COVID-19 pandemic, may also heighten these and other operational risks. The retail industry in particular continues to be the target of many cyber-attacks, which are becoming increasingly more difficult to anticipate and prevent due to their rapidly evolving nature. Although we have purchased network security and cyber liability insurance to provide a level of financial protection should a data breach occur, such insurance may not cover us against all claims or costs associated with such a breach. Additionally, the technology we use to protect our systems from being breached or compromised could become outdated as a result of advances in computer capabilities or other technological developments. Further, measures we implement to protect our computer systems against cyber-attacks may make them harder to use or reduce the speed at which they operate, which in turn could negatively impact our customers' shopping experience resulting in reduced website traffic, diminished loyalty to our brands, and lost sales.
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
In addition, the regulatory environment relating to information security and privacy is becoming increasingly more demanding with frequent new requirements surrounding the handling, protection, and use of personal and sensitive information. We may incur significant costs in complying with the various applicable state, federal, and foreign laws regarding protection of, and unauthorized disclosure of, personal information. Additionally, failing to comply with such laws and regulations could damage the reputation of our brands and lead to adverse consumer actions, as well as expose us to government enforcement action and/or private litigation, any of which could adversely affect our business, results of operations, and financial condition.

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
We do not own or operate any manufacturing facilities and depend exclusively on independent third parties for the manufacture of our products. We compete with other companies for the production capacity of our manufacturers. Some of these competitors may place larger orders than we do, and thus may have an advantage in securing production capacity. If we experience a significant increase in demand, or if an existing manufacturer of ours must be replaced, we may have to expand our third-party manufacturing capacity. We cannot guarantee that this additional capacity will be available when required on terms that are acceptable to us. See Item 1 — "Business - Sourcing, Production and Quality." We enter into purchase order commitments each season specifying a time for delivery, method of payment, design and quality specifications, and other standard industry provisions, but do not have long-term contracts with any manufacturer. None of the manufacturers we use produce our products exclusively.
In addition, we rely on a number of owned, leased, and independently-operated distribution facilities around the world to warehouse and ship products to our customers and perform other related logistic services. Our ability to meet the needs of our customers depends on the proper operation of these distribution centers. Our distributions centers generally utilize computer-controlled and automated equipment, which are subject to various risks, including software viruses, security breaches, power interruptions, or other system failures. If any of our distribution centers were to close or become inoperable or inaccessible for any reason, including pandemic diseases such as COVID-19, or if we fail to successfully consolidate existing facilities or transition to new facilities, we could experience a substantial loss of inventory, disruption of deliveries to our customers and our stores, increased costs, and longer lead times associated with the distribution of products during the period that would be required to reopen or replace the facility. These disruptions could have a material adverse effect on our business, results of operations, and financial condition.
We also rely upon third-party transportation providers for substantially all of our product shipments, including shipments to and from our distribution centers, to our stores and shop-within-shops, and to our digital commerce and wholesale customers. Our utilization of these shipping services is subject to various risks, including, but not limited to, potential labor shortages (stemming from labor disputes, strikes, or otherwise), severe weather, and pandemic diseases, which could delay the timing of shipments, and increases in wages and fuel prices, which could result in higher transportation costs. Any delays in the timing of our product shipments or increases in transportation costs could have a material adverse effect on our business, results of operations, and financial condition.

Our business could be adversely affected by man-made or natural disasters and other catastrophic events in the locations in which we or our customers or suppliers operate.
We have operations, including retail, distribution, and warehousing operations, in locations subject to man-made or natural disasters, including pandemic diseases such as COVID-19, severe weather, geological events, and other catastrophic events, such as terrorist attacks and military conflict, any of which could disrupt our operations. In addition, our customers and suppliers also have operations in these locations and could experience similar disruptions. The occurrence of natural disasters or other catastrophic events may result in sudden disruptions in the business operations of the local economies affected, as well as of the regional and global economies. The occurrence of such events could also adversely affect financial markets and the availability of capital. In addition, our business can be affected by unseasonable weather conditions, such as extended periods of unseasonably warm temperatures in the winter or unseasonably cold temperatures in the summer. Any of these events could result in decreased demand for our products and disruptions in our sales channels and manufacturing and distribution networks, which could have a material adverse effect on our business, results of operations, and financial condition.
Fluctuations in our tax obligations and effective tax rate may result in volatility of our operating results.
We are subject to income and non-income taxes in many U.S. and certain foreign jurisdictions, with the applicable tax rates varying by jurisdiction. We record tax expense based on our estimates of future payments, which include reserves for uncertain tax positions in multiple tax jurisdictions. At any given time, multiple tax years are subject to audit by various taxing authorities. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated. Our effective tax rate in a given financial statement period may also be materially impacted by changes in the mix and level of earnings by jurisdiction or by changes to existing accounting rules. Additionally, our products are subject to import and excise duties, and/or sales, consumption, value-added taxes ("VAT"), and other non-income taxes in certain international jurisdictions. Failure to correctly calculate or submit the appropriate amount of income or non-income taxes could subject us to substantial fines and penalties and adversely affect our business, results of operations, and financial condition.
In addition, the tax laws and regulations in the countries where we operate may change, such as the recently-enacted Swiss Tax Act, or there may be changes in interpretation and enforcement of existing tax laws, which could materially affect our income tax expense in our consolidated financial statements. For a discussion of risks related to the potential imposition of additional regulations and laws, see "Our ability to conduct business globally may be affected by a variety of legal, regulatory, political, and economic risks."
Our business is exposed to domestic and foreign currency fluctuations.
Our business is exposed to foreign currency exchange risk. Specifically, changes in exchange rates between the U.S. dollar and other currencies impact our financial results from a transactional perspective, as our foreign operations generally purchase inventory in U.S. dollars, as is common for most apparel companies. Given that we source most of our products overseas, the cost of these products may be affected by changes in the value of the relevant currencies. Changes in currency exchange rates may also impact consumers' willingness or ability to travel abroad and/or purchase our products while traveling, as well as affect the U.S. Dollar value of the foreign currency denominated prices at which our international businesses sell products. Additionally, the operating results and financial position of our international subsidiaries are exposed to foreign exchange rate fluctuations as their financial results are translated from the respective local currency into U.S. Dollars during the financial statement consolidation process. The foreign currencies to which we are exposed to from a transactional and translational perspective primarily include the Euro, the Japanese Yen, the South Korean Won, the Australian Dollar, the Canadian Dollar, the British Pound Sterling, the Swiss Franc, and the Chinese Renminbi. The expansion of our international business increases our exposure to foreign currency exchange risk.
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
We generally operate most of our stores and corporate facilities under long-term, non-cancellable leasing arrangements. Our retail store leases typically require us to make minimum rental payments, and often contingent rental payments based upon sales. In addition, our leases generally require us to pay our proportionate share of the cost of insurance, taxes, maintenance, and utilities. We generally cannot cancel our leases at our option. If we decide to close a store, or if we decide to downsize, consolidate, or relocate any of our corporate facilities, we may be required to record an impairment charge and/or exit costs associated with the disposal of the store or corporate facility. In addition, we may remain obligated under the applicable lease for, among other things, payment of the base rent for the remaining lease term, even after the space is exited or otherwise closed (such as our recent temporary store closures resulting from the COVID-19 pandemic). Such costs and obligations related to the early or temporary closure of our stores or termination of our leases could have a material adverse effect on our business, results of operations, and financial condition. In addition, as each of our leases naturally expires, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could lead to store closures resulting in lost sales.
The trading prices of our securities periodically may rise or fall based on the accuracy of predictions of our earnings or other financial performance, including our ability to return value to shareholders.
Our business planning process is designed to maximize our long-term strength, growth, and profitability, and not to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term focus is in the best interests of our Company and our stockholders. At the same time, however, we recognize that, from time to time, it may be helpful to provide investors with guidance as to our quarterly and annual forecast of net sales and earnings. While we generally expect to provide updates to our guidance when we report our results each fiscal quarter, we do not have any responsibility to update any of our guidance or other forward-looking statements at such times or otherwise. In addition, any longer-term guidance that we provide is based on goals that we believe, at the time guidance is given, are reasonably attainable. However, such long-range targets are more difficult to predict than our current quarter and full fiscal year expectations. Additionally, external analysts and investors may publish their own independent predictions of our future performance. We do not endorse such predictions or assume any responsibility to correct such predictions when they differ from our own expectations. If, or when, we announce actual results that differ from those that have been predicted by us, outside analysts, or others, the market price of our securities could be adversely affected. Investors who rely on these predictions when making investment decisions with respect to our securities do so at their own risk. We take no responsibility for any losses suffered as a result of such changes in the prices of our securities.
In addition, we periodically return value to shareholders through our payment of quarterly cash dividends and common stock share repurchases. Investors may have an expectation that we will continue to pay quarterly cash dividends, further increase our cash dividend rate, and/or repurchase shares available under our Class A common stock repurchase program. Our ability to pay quarterly cash dividends and repurchase our Class A common stock will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive, and other factors that are beyond our control, such as impacts related to COVID-19, which has resulted in us temporarily suspending our quarterly cash dividend and share repurchases during the crisis. Further, our Board of Directors may, at its discretion, elect to suspend or otherwise alter these programs at any time. The market price of our securities could be adversely affected if our cash dividend payments and/or Class A common stock share repurchase activity differ from investors' expectations.
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
If we are not successful in implementing and managing our restructuring plans, we may not be able to achieve targeted operating enhancements, sales growth, and/or cost reductions, which could adversely impact our business, results of operations, and financial condition. Our failure to achieve targeted results for any reason, including the impact of the COVID-19 pandemic, could also lead to the implementation of additional restructuring-related activities, which may be dilutive to our earnings in the short term.
Changes in our executive and senior management team may be disruptive to, or cause uncertainty in, our business.
Certain members of our executive and senior management team have departed in recent years, and we may implement other management and organizational changes in connection with our growth strategy. Any changes in our executive and senior management team may be disruptive to, or cause uncertainty in, our business and future strategic direction. The departure of certain key individuals and the failure to ensure a smooth transition and effective transfer of knowledge involving senior employees could hinder or delay our strategic planning and execution, as well as adversely affect our ability to attract and retain other experienced and talented employees. Further, our recent decision to furlough a significant portion of our employees in response to the COVID-19 pandemic could disrupt our business operations and processes, as well as our ability to maintain an effective system of internal controls and compliance with the requirements under the Sarbanes-Oxley Act of 2002. Any such disruption or uncertainty could have a material adverse impact on our business, results of operations, and financial condition.
Our trademarks and other intellectual property rights may not be adequately protected outside the U.S.
We believe that our trademarks, intellectual property, and other proprietary rights are extremely important to our success and our competitive position. We devote substantial resources to the establishment and protection of our trademarks and anti-counterfeiting activities worldwide. However, significant counterfeiting and imitation of our products continue to exist. In addition, the laws of certain foreign countries may not protect trademarks or other proprietary rights to the same extent as do the laws of the U.S. and, as a result, our intellectual property may be more vulnerable and difficult to protect in such countries. Over the course of our international expansion, we have experienced conflicts with various third parties that have acquired or claimed ownership rights to some of our key trademarks that include Polo and/or a representation of a polo player astride a horse, or otherwise have contested our rights to our trademarks. We have resolved certain of these conflicts through both legal action and negotiated settlements. We cannot guarantee that the actions we have taken to establish and protect our trademarks and other proprietary rights will be adequate to prevent counterfeiting, lost business, or brand dilution, any of which may have a material adverse effect on our business. We expect to continue to devote substantial resources to challenge brands arising from imitation of our products. Also, there can be no assurance that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction or at all. See Item 1 — "Business — Trademarks," and Item 3 — "Legal Proceedings."
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
In addition, we are subject to changes in accounting rules and interpretations issued by the Financial Accounting Standards Board and other regulatory agencies. If and when effective, such changes to accounting standards could have a material impact on our consolidated financial statements. See Note 4 to the accompanying consolidated financial statements for a discussion of certain recently issued accounting standards.
The voting shares of our Company's stock are concentrated in one majority stockholder.
As of March 28, 2020, Mr. Ralph Lauren, or entities controlled by the Lauren family, held approximately 84% of the voting power of the outstanding common stock of our Company. In addition, Mr. R. Lauren serves as our Executive Chairman and Chief Creative Officer, Mr. R. Lauren's son, Mr. David Lauren, serves as our Chief Innovation Officer, Strategic Advisor to the CEO, and Vice Chairman of the Board of Directors, and we employ other members of the Lauren family. From time to time, we may have other business dealings with Mr. R. Lauren, members of the Lauren family, or entities affiliated with Mr. R. Lauren or the Lauren family. As a result of his stock ownership and position in our Company, Mr. R. Lauren has the ability to exercise significant control over our business, including, without limitation, (i) the election of our Class B common stock directors, voting separately as a class and (ii) any action requiring the approval of our stockholders, including the adoption of amendments to our certificate of incorporation and the approval of mergers or sales of all or substantially all of our assets.
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
We believe that our existing facilities are well maintained, in good operating condition, and are adequate for our present level of operations.
The following table sets forth information relating to our key properties as of March 28, 2020:

Location	Use	Approximate Square Feet

NC Highway 66, High Point, NC	Wholesale and retail distribution facility	847,000
N. Pendleton Street, High Point, NC	Retail digital commerce call center and distribution facility	805,000
Greensboro, NC	Wholesale and retail distribution facility	337,700
601 West 26th Street, NYC	Corporate offices	304,900
650 Madison Avenue, NYC	Executive and corporate offices, design studio, and showrooms	273,200
Nutley, NJ	Corporate and retail administrative offices and showrooms	255,000
Geneva, Switzerland	European corporate offices	107,000
7th Avenue, NYC	Corporate offices, design studio, and Women's showrooms	78,800
Spinners Building, Hong Kong	Asia sourcing offices	67,000
Gateway Office, Hong Kong	Asia corporate offices	37,500
888 Madison Avenue, NYC	Retail flagship store	37,900
N. Michigan Avenue, Chicago	Retail flagship store	37,500
New Bond Street, London, UK	Retail flagship store	31,500
867 Madison Avenue, NYC	Retail flagship store	27,700
Paris, France	Retail flagship store	25,700
Tokyo, Japan	Retail flagship store	25,000
N. Rodeo Drive, Beverly Hills	Retail flagship store	19,400
Regent Street, London, UK	Retail flagship store	19,000
Prince's Building, Hong Kong	Retail flagship store	9,800
As of March 28, 2020, we directly operated 530 retail stores, totaling approximately 4.1 million square feet. We anticipate that we will be able to extend our retail store leases, as well as those leases for our non-retail facilities, which expire in the near future on satisfactory terms or relocate to desirable alternate locations. We generally lease our freestanding retail stores for initial periods ranging from 5 to 15 years, with renewal options. See Item 1A — "Risk Factors — Our business is subject to risks associated with leasing real estate and other assets under long-term, non-cancellable leases."

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
As of May 22, 2020, there were 667 holders of record of our Class A common stock and 6 holders of record of our Class B common stock. Our Class A common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "RL." All of our outstanding shares of Class B common stock are owned by Mr. Ralph Lauren, Executive Chairman and Chief Creative Officer, and entities controlled by the Lauren family. Shares of our Class B common stock may be converted immediately into Class A common stock on a one-for-one basis by the holder. There is no cash or other consideration paid by the holder converting the shares and, accordingly, there is no cash or other consideration received by the Company. The shares of Class A common stock issued by the Company in such conversions are exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. No shares of our Class B common stock were converted into Class A common stock during the fiscal quarter ended March 28, 2020.
The following table sets forth repurchases of shares of our Class A common stock during the fiscal quarter ended March 28, 2020:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(b)
					(millions)
December 29, 2019 to January 25, 2020	—		$—	—	$732
January 26, 2020 to February 22, 2020	783,395		121.29	783,395	637
February 23, 2020 to March 28, 2020	555,265	(a)	104.18	543,438	580
	1,338,660			1,326,833

(a)	Includes 11,827 shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.

(b)
As of March 28, 2020, the remaining availability under our Class A common stock repurchase program was approximately $580 million, reflecting the May 13, 2019 approval by our Board of Directors to expand the program by up to an additional $600 million of Class A common stock repurchases. Repurchases of shares of Class A common stock are subject to overall business and market conditions. Accordingly, as a result of current business disruptions related to the COVID-19 pandemic, we have temporarily suspended our common stock repurchase program as a preemptive action to preserve cash and strengthen our liquidity.

The following graph compares the cumulative total stockholder return (stock price appreciation plus dividends) on our Class A common stock to the cumulative total return of the Standard & Poor's 500 Index and a peer group index of companies that we believe are closest to ours (the "Peer Group") for the period from March 28, 2015, the last day of our 2015 fiscal year, through March 28, 2020, the last day of our 2020 fiscal year. Our Peer Group consists of Burberry Group PLC, Compagnie Financière Richemont SA, EssilorLuxottica SA, The Estée Lauder Companies Inc., Hermes International, Kering, LVMH, PVH Corp., Tapestry, Inc., Tiffany & Co., Tod's S.p.A., and V.F. Corporation. All calculations for foreign companies in our Peer Group are performed using the local foreign issue of such companies. The returns are calculated by assuming a $100 investment made on March 28, 2015 in Class A common stock or March 31, 2015 in an index, with all dividends reinvested.
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
The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read together with our audited consolidated financial statements and notes thereto, which are included in this Annual Report on Form 10-K. We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, Fiscal 2020 ended on March 28, 2020 and was a 52-week period; Fiscal 2019 ended on March 30, 2019 and was a 52-week period; Fiscal 2018 ended on March 31, 2018 and was a 52-week period; and Fiscal 2021 will end on March 27, 2021 and will be a 52-week period.
INTRODUCTION
MD&A is provided as a supplement to the accompanying consolidated financial statements and notes thereto to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:

•
Overview.    This section provides a general description of our business, global economic conditions and industry trends, and a summary of our financial performance for Fiscal 2020. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for Fiscal 2020 and Fiscal 2019 as compared to the respective prior fiscal year.

•
Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of March 28, 2020, which includes (i) an analysis of our financial condition as compared to the prior fiscal year-end; (ii) an analysis of changes in our cash flows for Fiscal 2020 and Fiscal 2019 as compared to the respective prior fiscal year; (iii) an analysis of our liquidity, including the availability under our commercial paper borrowing program and credit facilities, common stock repurchases, payments of dividends, and our outstanding debt and covenant compliance; and (iv) a summary of our contractual and other obligations as of March 28, 2020.

•	Market risk management. This section discusses how we manage our risk exposures related to foreign currency exchange rates, interest rates, and our investments as of March 28, 2020.

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
We diversify our business by geography (North America, Europe, and Asia, among other regions) and channel of distribution (retail, wholesale, and licensing). This allows us to maintain a dynamic balance as our operating results do not depend solely on the performance of any single geographic area or channel of distribution. We sell directly to consumers through our integrated retail channel, which includes our retail stores, concession-based shop-within-shops, and digital commerce operations around the world. Our wholesale sales are made principally to major department stores, specialty stores, and third-party digital partners around the world, as well as to certain third-party-owned stores to which we have licensed the right to operate in defined geographic territories using our trademarks. In addition, we license to third parties for specified periods the right to access our various trademarks in connection with the licensees' manufacture and sale of designated products, such as certain apparel, eyewear, fragrances, and home furnishings.

We organize our business into the following three reportable segments:

•
North America — Our North America segment, representing approximately 51% of our Fiscal 2020 net revenues, primarily consists of sales of our Ralph Lauren branded products made through our retail and wholesale businesses in the U.S. and Canada, excluding Club Monaco. In North America, our retail business is comprised of our Ralph Lauren stores, our factory stores, and our digital commerce site, www.RalphLauren.com. Our wholesale business in North America is comprised primarily of sales to department stores, and to a lesser extent, specialty stores.

•
Europe — Our Europe segment, representing approximately 26% of our Fiscal 2020 net revenues, primarily consists of sales of our Ralph Lauren branded products made through our retail and wholesale businesses in Europe, the Middle East, and Latin America, excluding Club Monaco. In Europe, our retail business is comprised of our Ralph Lauren stores, our factory stores, our concession-based shop-within-shops, and our various digital commerce sites. Our wholesale business in Europe is comprised of a varying mix of sales to both department stores and specialty stores, depending on the country, as well as to various third-party digital partners.

•
Asia — Our Asia segment, representing approximately 17% of our Fiscal 2020 net revenues, primarily consists of sales of our Ralph Lauren branded products made through our retail and wholesale businesses in Asia, Australia, and New Zealand. Our retail business in Asia is primarily comprised of our Ralph Lauren stores, our factory stores, our concession-based shop-within-shops, and our digital commerce site, www.RalphLauren.cn, which launched in September 2018. In addition, we sell our products online through various third-party digital partner commerce sites. In Asia, our wholesale business is comprised primarily of sales to department stores, with related products distributed through shop-within-shops.

No operating segments were aggregated to form our reportable segments. In addition to these reportable segments, we also have other non-reportable segments, representing approximately 6% of our Fiscal 2020 net revenues, which primarily consist of (i) sales of Club Monaco branded products made through our retail and wholesale businesses in the U.S., Canada, and Europe, and our licensing alliances in Europe and Asia, and (ii) royalty revenues earned through our global licensing alliances, excluding Club Monaco.
Effective beginning in the first quarter of Fiscal 2020, operating results related to our business in Latin America are included within our Europe segment due to a change in how we manage this business. Previously, such results were included within our other non-reportable segments. All prior period segment information has been recast to reflect this change on a comparative basis.
Approximately 46% of our Fiscal 2020 net revenues were earned outside of the U.S. See Note 20 to the accompanying consolidated financial statements for further discussion of our segment reporting structure.
Our business is typically affected by seasonal trends, with higher levels of retail sales in our second and third fiscal quarters and higher wholesale sales in our second and fourth fiscal quarters. These trends result primarily from the timing of key vacation travel, back-to-school, and holiday shopping periods impacting our retail business and the timing of seasonal wholesale shipments.
Recent Developments
COVID-19 Pandemic
A novel strain of coronavirus commonly referred to as COVID-19 has spread rapidly across the globe in recent months, including throughout all major geographies in which we operate (North America, Europe, and Asia), resulting in adverse economic conditions and business disruptions, as well as significant volatility in global financial markets. Governments worldwide have imposed varying degrees of preventative and protective actions, such as temporary travel bans, forced business closures, and stay-at-home orders, all in an effort to reduce the spread of the virus. Such factors, among others, have resulted in a significant decline in retail traffic, tourism, and consumer spending on discretionary items. Additionally, during this period of uncertainty, companies across a wide array of industries have implemented various initiatives to reduce operating expenses and preserve cash balances, including work furloughs and reduced pay, which could lower consumers’ disposable income levels or willingness to purchase discretionary items. Further, even after such government restrictions and company initiatives are lifted, consumer behavior, spending levels, and/or shopping preferences, such as their willingness to congregate in shopping centers or other populated locations, could be adversely affected.
In connection with the COVID-19 pandemic, we have experienced varying degrees of business disruptions and periods of closure of our stores, distribution centers, and corporate facilities, as have our wholesale customers, licensing partners, suppliers, and vendors. For example, a significant number of our stores in parts of Asia were closed for a substantial portion of our fourth quarter of Fiscal 2020. Although our stores in Asia were largely reopened by the end of our Fiscal 2020, certain countries, including Japan, began imposing new restrictions during our first quarter of Fiscal 2021. Retail traffic also continues to be challenging in those regions in which our stores are open. Additionally, our stores in North America and the majority in Europe closed mid-March or earlier, and although certain stores have since reopened, a large number remain closed and we are uncertain when they will reopen. Our wholesale business has also been adversely affected, particularly in North America and Europe, as a result of department store closures and lower traffic and consumer demand.
In response to the COVID-19 pandemic, we have taken preemptive actions to preserve cash and strengthen our liquidity, including:

•	drawing down $475 million from our Global Credit Facility to bolster cash balances;

•
entering into a new credit facility with the same lenders that are parties to the Global Credit Facility, which provides for an additional $500 million senior unsecured revolving line of credit that matures on May 25, 2021, or earlier in the event we are able to obtain other additional financing, as described in Note 11 to the accompanying consolidated financial statements;

•	temporarily suspending our common stock repurchase program and our quarterly cash dividend;

•	temporarily reducing the base compensation of our executives and senior management team, as well as our Board of Directors;

•
carefully managing our expense structure across all key areas of spend, including aligning inventory levels with anticipated demand and postponing non-critical capital build-out and other investments and activities; and

•	temporarily furloughing or reducing work hours for a significant portion of our employees who nevertheless remain eligible for employee benefits during such period.
The COVID-19 pandemic remains highly volatile and continues to evolve on a daily basis. Accordingly, we cannot predict for how long and to what extent this crisis will impact our business operations or the global economy as a whole. We will continue to assess our operations location-by-location, taking into account the guidance of local governments and global health organizations to determine when our operations can begin returning to normal course of business. See Item 1A — "Risk Factors — Infectious disease outbreaks, such as the recent COVID-19 pandemic, could have a material adverse effect on our business" for additional discussion regarding risks to our business associated with the COVID-19 pandemic.
Swiss Tax Reform
In May 2019, a public referendum was held in Switzerland that approved the Federal Act on Tax Reform and AHV Financing (the "Swiss Tax Act"), which became effective January 1, 2020. The Swiss Tax Act eliminates certain preferential tax items at both the federal and cantonal levels for multinational companies and provides the cantons with parameters for establishing local tax rates and regulations. The Swiss Tax Act also provides transitional provisions, one of which allows eligible companies to increase the tax basis of certain assets based on the value generated by their business in previous years, and to amortize such adjustment as a tax deduction over a transitional period. In connection with this transitional provision, we recorded a one-time income tax benefit and corresponding deferred tax asset of $122.9 million during Fiscal 2020, which decreased our effective tax rate by 3,760 basis points.
See Note 10 to the accompanying consolidated financial statements for additional discussion regarding the Swiss Tax Act.
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
In connection with the Fiscal 2019 Restructuring Plan, we have recorded cumulative charges of $145.8 million since its inception, of which $48.5 million and $97.3 million were recorded during Fiscal 2020 and Fiscal 2019, respectively. Actions associated with the Fiscal 2019 Restructuring Plan are complete and no additional charges are expected to be incurred in connection with this plan.
See Note 9 to our accompanying consolidated financial statements for additional discussion regarding charges recorded in connection with the Fiscal 2019 Restructuring Plan.
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
Global Economic Conditions and Industry Trends
The global economy and retail industry are impacted by many different factors. The recent outbreak of COVID-19 has resulted in heightened uncertainty surrounding the future state of the global economy, as well as significant volatility in global financial markets. As discussed in "Recent Developments," governments worldwide have imposed varying degrees of preventative and protective actions, such as temporary travel bans, forced business closures, and stay-at-home orders, all in an effort to reduce the spread of the virus. Such actions, together with changes in consumers' willingness to congregate in populated areas and lower levels of disposal income due to rising unemployment rates, have resulted in significant business disruptions across a wide array of industries and an overall decline of the global economy.
The global economy has also been impacted by the domestic and international political environment, including volatile international trade relations and political unrest. Although trade relations between the U.S. and China have begun to ease, both countries have imposed new tariffs on each other related to the importation of certain product categories. Concerns also exist regarding the United Kingdom's recent withdrawal from the European Union, commonly referred to as "Brexit." The United Kingdom ceased to be a member of the European Union, effective January 31, 2020, and has entered a "transition period" during which its existing trading relationship with the European Union will remain in place and it will continue to follow the European Union's rules. Negotiations during the transition period to determine the United Kingdom's future relationship with the European Union, including terms of trade, are expected to be complex. It is not clear at this time what, if any, agreements will be reached by the current December 31, 2020 transition period deadline and the resulting impact on consumer sentiment. Additionally, certain other worldwide events, including political protests such as those that recently took place in Hong Kong, acts of terrorism, taxation or monetary policy changes, fluctuations in commodity prices, and rising healthcare costs, also increase volatility in the global economy.
The retail landscape in which we operate has been significantly disrupted by the COVID-19 pandemic, including widespread temporary closures of stores and distribution centers and declines in retail traffic, tourism, and consumer spending on discretionary items. Prior to the COVID-19 pandemic, consumers had been increasingly shifting their shopping preference from physical stores to online. This shift in preference could potentially be amplified in the future as a byproduct of the COVID-19 pandemic, as consumers may prefer to avoid populated locations, such as shopping centers, in fear of exposing themselves to infectious diseases. Even before the COVID-19 pandemic, many retailers, including certain of our large wholesale customers, have been highly promotional and have aggressively marked down their merchandise on a periodic basis in an attempt to offset declines in physical store traffic. The retail industry, particularly in the U.S., has also experienced numerous bankruptcies, restructurings, and ownership changes in recent years. The COVID-19 pandemic could exacerbate these trends if companies do not have adequate financial resources and/or access to additional capital to withstand prolonged periods of adverse economic conditions. The continuation of these industry trends could further impact consumer spending and consumption behavior in our industry, which could have a material adverse effect on our business or operating results.
We have implemented various strategies globally to help address many of these current challenges and continue to build a foundation for long-term profitable growth centered around strengthening our consumer-facing areas of product, stores, and marketing across channels and driving a more efficient operating model. In response to the COVID-19 pandemic, we have taken preemptive actions to preserve cash and strengthen our liquidity, as described in "Recent Developments." Investing in our digital ecosystem remains a primary focus and is a key component of our integrated global omni-channel strategy, particularly in light of the current COVID-19 pandemic, which could reshape consumer shopping preferences. We also continue to take deliberate actions to ensure promotional consistency across channels and to enhance the overall brand and shopping experience, including better aligning shipments and inventory levels with underlying demand. We also remain committed to optimizing our wholesale distribution channel and enhancing our department store consumer experience. Further, in response to the recent trade developments between the U.S. and China, we have taken steps to mitigate our exposure to the resulting tariffs, including diverting production to and sourcing from other countries, driving productivity within our existing supplier base, and taking pricing actions. As a result of these efforts, the tariffs enacted to date are not expected to have a material impact on our consolidated financial statements. We are also closely monitoring the latest Brexit developments and are assessing risks and opportunities and developing strategies to mitigate our exposure once the transition period expires, including evaluating scenarios in which the transition period ends without trade agreements in place.
We will continue to monitor these conditions and trends and will evaluate and adjust our operating strategies and foreign currency and cost management opportunities to help mitigate the related impacts on our results of operations, while remaining focused on the long-term growth of our business and protecting and elevating the value of our brand.
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A — "Risk Factors" included in this Annual Report on Form 10-K.
Summary of Financial Performance
Operating Results
In Fiscal 2020, we reported net revenues of $6.160 billion, net income of $384.3 million, and net income per diluted share of $4.98, as compared to net revenues of $6.313 billion, net income of $430.9 million, and net income per diluted share of $5.27 in Fiscal 2019. The comparability of our operating results has been affected by adverse impacts related to COVID-19 and Hong Kong protest business disruptions, as well as restructuring-related charges, impairment of assets, and certain other charges. Our operating results have also been affected by international and domestic tax reform.
Our operating performance for Fiscal 2020 reflected revenue declines of 2.4% on a reported basis and 1.2% on a constant currency basis, as defined within "Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition" below, reflecting adverse impacts related to COVID-19 and Hong Kong protest business disruptions.
Our gross profit as a percentage of net revenues decreased by 230 basis points to 59.3% during Fiscal 2020, primarily driven by inventory charges recorded in connection with COVID-19 business disruptions, partially offset by favorable geographic, channel, and product mix, improved pricing, and lower levels of promotional activity.
Selling, general, and administrative ("SG&A") expenses as a percentage of net revenues increased by 240 basis points to 52.6% during Fiscal 2020, primarily driven by operating deleverage on lower net revenues and higher bad debt expense, both largely attributable to COVID-19 business disruptions, as well as the unfavorable impact attributable to geographic and channel mix.
Net income decreased by $46.6 million to $384.3 million in Fiscal 2020 as compared to Fiscal 2019, primarily due to a $244.8 million decrease in operating income reflecting adverse impacts related to COVID-19 and Hong Kong protest business disruptions, partially offset by a $209.5 million decrease in our income tax provision largely driven by the combined impact of international and domestic tax reform. Net income per diluted share decreased by $0.29 to $4.98 per share in Fiscal 2020 as compared to Fiscal 2019, due to lower net income, partially offset by lower weighted-average diluted shares outstanding during Fiscal 2020.
Net income during Fiscal 2020 reflected a one-time income tax benefit of $122.9 million, or $1.59 per diluted share, recorded in connection with the Swiss Tax Act and and net income during Fiscal 2019 reflected TCJA enactment-related charges of $27.6 million, or $0.34 per diluted share. Our operating results during Fiscal 2020 and Fiscal 2019 were also negatively impacted by restructuring-related charges, impairment of assets (including an equity method investment), and certain other charges (including those related to COVID-19 business disruptions) totaling $321.8 million and $163.1 million, respectively, which had an after-tax effect of reducing net income by $244.8 million, or $3.17 per diluted share, and $129.0 million, or $1.58 per diluted share, respectively.

Financial Condition and Liquidity
We ended Fiscal 2020 in a net cash and investments position (cash and cash equivalents plus short-term and non-current investments, less total debt) of $945.3 million, compared to $1.343 billion as of the end of Fiscal 2019. The decrease in our net cash and investments position was primarily due to our use of cash to support Class A common stock repurchases of $694.8 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to invest in our business through $270.3 million in capital expenditures, and to make dividend payments of $203.9 million, partially offset by our operating cash flows of $754.6 million.
We generated $754.6 million of cash from operations during Fiscal 2020, compared to $783.8 million during Fiscal 2019. The decline in cash provided by operating activities was due to a decrease in net income before non-cash charges, partially offset by a net favorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period.
Our equity decreased to $2.693 billion as of March 28, 2020, compared to $3.287 billion as of March 30, 2019, primarily due to our share repurchase activity, dividends declared, and cumulative adjustments from our adoption of new accounting standards, partially offset by our comprehensive income and the impact of stock-based compensation arrangements during Fiscal 2020.
Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition
The comparability of our operating results for the three fiscal years presented herein has been affected by certain events, including:

•
pretax charges incurred in connection with our restructuring plans, as well as certain other asset impairments and other charges, including those related to COVID-19 business disruptions, as summarized below (references to "Notes" are to the notes to the accompanying consolidated financial statements):

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
	(millions)
Non-routine inventory charges(a)	$(159.5)	$(7.2)	$(7.6)
Restructuring and other charges (see Note 9)	(67.2)	(130.1)	(108.0)
COVID-19-related bad debt expense(b)	(56.4)	—	—
Impairment of assets (see Note 8)(c)	(38.7)	(25.8)	(50.0)
Total charges	$(321.8)	$(163.1)	$(165.6)

(a)
Non-routine inventory charges are recorded within cost of goods sold in the consolidated statements of operations. Fiscal 2020 includes non-routine inventory charges of $157.3 million related to adverse impacts associated with COVID-19 business disruptions. All other non-routine inventory charges related to our restructuring plans (see Note 9).

(b)	COVID-19-related bad debt expense is recorded within SG&A expenses in the consolidated statements of operations.

(c)
Fiscal 2020 includes a $7.1 million impairment of an equity method investment recorded within other income (expense), net in the consolidated statements of operations. All other impairment charges were recorded within impairment of assets in the consolidated statements of operations.

•
adverse impacts related to COVID-19 and Hong Kong protest business disruptions, including, but not limited to, incremental inventory charges and bad debt expense recorded during Fiscal 2020, as summarized in the table above;

•
a one-time benefit of $122.9 million recorded within our income tax provision in the consolidated statements of operations during Fiscal 2020 in connection with the Swiss Tax Act, which decreased our effective tax rate by 3,760 basis points. See Note 10 to the accompanying consolidated financial statements for further discussion; and

•
TCJA enactment-related charges of $27.6 million and $221.4 million recorded within the income tax provision in the consolidated statements of operations during Fiscal 2019 and Fiscal 2018, respectively, which increased our effective tax rate by 470 basis points and 4,520 basis points, respectively. See Note 10 to the accompanying consolidated financial statements for further discussion.

Since we are a global company, the comparability of our operating results reported in U.S. Dollars is also affected by foreign currency exchange rate fluctuations because the underlying currencies in which we transact change in value over time compared to the U.S. Dollar. Such fluctuations can have a significant effect on our reported results. As such, in addition to financial measures prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"), our discussions often contain references to constant currency measures, which are calculated by translating current-year and prior-year reported amounts into comparable amounts using a single foreign exchange rate for each currency. We present constant currency financial information, which is a non-U.S. GAAP financial measure, as a supplement to our reported operating results. We use constant currency information to provide a framework for assessing how our businesses performed excluding the effects of foreign currency exchange rate fluctuations. We believe this information is useful to investors for facilitating comparisons of operating results and better identifying trends in our businesses. The constant currency performance measures should be viewed in addition to, and not in lieu of or superior to, our operating performance measures calculated in accordance with U.S. GAAP. Reconciliations between this non-U.S. GAAP financial measure and the most directly comparable U.S. GAAP measure are included in the "Results of Operations" section where applicable.
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
Fiscal 2020 Compared to Fiscal 2019
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$6,159.8	$6,313.0	$(153.2)	(2.4%)
Cost of goods sold	(2,506.5)	(2,427.0)	(79.5)	3.3%
Gross profit	3,653.3	3,886.0	(232.7)	(6.0%)
Gross profit as % of net revenues	59.3%	61.6%		(230 bps)
Selling, general, and administrative expenses	(3,237.5)	(3,168.3)	(69.2)	2.2%
SG&A expenses as % of net revenues	52.6%	50.2%		240 bps
Impairment of assets	(31.6)	(25.8)	(5.8)	22.8%
Restructuring and other charges	(67.2)	(130.1)	62.9	(48.4%)
Operating income	317.0	561.8	(244.8)	(43.6%)
Operating income as % of net revenues	5.1%	8.9%		(380 bps)
Interest expense	(17.6)	(20.7)	3.1	(14.8%)
Interest income	34.4	40.8	(6.4)	(15.8%)
Other income (expense), net	(7.4)	0.6	(8.0)	NM
Income before income taxes	326.4	582.5	(256.1)	(44.0%)
Income tax benefit (provision)	57.9	(151.6)	209.5	NM
Effective tax rate(a)	(17.7%)	26.0%		(4,370 bps)
Net income	$384.3	$430.9	$(46.6)	(10.8%)
Net income per common share:
Basic	$5.07	$5.35	$(0.28)	(5.2%)
Diluted	$4.98	$5.27	$(0.29)	(5.5%)

(a)	Effective tax rate is calculated by dividing the income tax benefit (provision) by income before income taxes.
NM Not meaningful.
Net Revenues.    Net revenues decreased by $153.2 million, or 2.4%, to $6.160 billion in Fiscal 2020 as compared to Fiscal 2019, including net unfavorable foreign currency effects of $77.1 million. On a constant currency basis, net revenues decreased by $76.1 million, or 1.2%, reflecting adverse impacts related to COVID-19 and Hong Kong protest business disruptions.
The following table summarizes the percentage change in our Fiscal 2020 consolidated comparable store sales as compared to the prior fiscal year, inclusive of adverse impacts related to COVID-19 and Hong Kong protest business disruptions:

% Change
Digital commerce comparable store sales	3%
Comparable store sales excluding digital commerce	(3%)
Total comparable store sales	(2%)

Our global average store count increased by 43 stores and concession shops during Fiscal 2020 compared with the prior fiscal year, largely driven by new openings in Asia and Europe. The following table details our retail store presence by segment as of the periods presented:

	March 28, 2020	March 30, 2019
Freestanding Stores:
North America	230	224
Europe	94	87
Asia	132	115
Other non-reportable segments	74	75
Total freestanding stores	530	501

Concession Shops:
North America	2	2
Europe	29	29
Asia	619	622
Other non-reportable segments	4	5
Total concession shops	654	658
Total stores	1,184	1,159
In addition to our stores, we sell products online in North America and Europe through our various digital commerce sites, which include www.RalphLauren.com and www.ClubMonaco.com, among others, as well as through our Polo mobile app in North America and the United Kingdom. In Asia, we sell products online through our digital commerce site, www.RalphLauren.cn, which launched in September 2018, as well as through various third-party digital partner commerce sites.
Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the prior fiscal year, are provided below:

	Fiscal Years Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	March 28, 2020	March 30, 2019	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$3,140.5	$3,202.9	$(62.4)	$(1.4)	$(61.0)	(2.0%)	(1.9%)
Europe	1,632.2	1,683.0	(50.8)	(63.6)	12.8	(3.0%)	0.8%
Asia	1,017.2	1,041.0	(23.8)	(11.6)	(12.2)	(2.3%)	(1.2%)
Other non-reportable segments	369.9	386.1	(16.2)	(0.5)	(15.7)	(4.2%)	(4.1%)
Total net revenues	$6,159.8	$6,313.0	$(153.2)	$(77.1)	$(76.1)	(2.4%)	(1.2%)
North America net revenues — Net revenues decreased by $62.4 million, or 2.0%, during Fiscal 2020 as compared to Fiscal 2019, including net unfavorable foreign currency effects of $1.4 million. On a constant currency basis, net revenues decreased by $61.0 million, or 1.9%, reflecting adverse impacts related to COVID-19 business disruptions.
The $62.4 million net decline in North America net revenues was driven by:

•
a $101.2 million net decrease related to our North America wholesale business, largely driven by weaker demand and challenging department store traffic trends, as well as COVID-19 business disruptions.

This decrease was partially offset by:

•
an increase of $38.8 million related to our North America retail business, inclusive of net unfavorable foreign currency effects of $0.7 million and the adverse impact of COVID-19 business disruptions. On a constant currency basis, net revenues increased by $39.5 million driven by an increase of $47.1 million in non-comparable store sales, partially offset by a decrease of $7.6 million in comparable store sales. The following table summarizes the percentage change in comparable store sales related to our North America retail business, inclusive of adverse impacts related to COVID-19 business disruptions:

% Change
Digital commerce comparable store sales	1%
Comparable store sales excluding digital commerce	(1%)
Total comparable store sales	—%
Europe net revenues — Net revenues decreased by $50.8 million, or 3.0%, during Fiscal 2020 as compared to Fiscal 2019, including net unfavorable foreign currency effects of $63.6 million. On a constant currency basis, net revenues increased by $12.8 million, or 0.8%, despite adverse impacts related to COVID-19 business disruptions.
The $50.8 million net decline in Europe net revenues was driven by:

•
a $44.3 million net decrease related to our Europe wholesale business driven by net unfavorable foreign currency effects of $32.3 million and COVID-19 business disruptions, partially offset by stronger demand prior to the COVID-19 pandemic; and

•
a $6.5 million net decrease related to our Europe retail business, inclusive of net unfavorable foreign currency effects of $31.3 million and the adverse impact of COVID-19 business disruptions. On a constant currency basis, net revenues increased by $24.8 million driven by an increase of $32.4 million in non-comparable store sales, partially offset by a decrease of $7.6 million in comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Europe retail business, inclusive of adverse impacts related to COVID-19 business disruptions:

% Change
Digital commerce comparable store sales	11%
Comparable store sales excluding digital commerce	(2%)
Total comparable store sales	(1%)
Asia net revenues — Net revenues decreased by $23.8 million, or 2.3%, during Fiscal 2020 as compared to Fiscal 2019, including net unfavorable foreign currency effects of $11.6 million. On a constant currency basis, net revenues decreased by $12.2 million, or 1.2%, reflecting estimated adverse impacts related to COVID-19 and Hong Kong protest business disruptions.
The $23.8 million net decline in Asia net revenues was driven by:

•
a $21.9 million net decrease related to our Asia retail business, inclusive of net unfavorable foreign currency effects of $10.7 million and the adverse impacts of COVID-19 and Hong Kong protest business disruptions. On a constant currency basis, net revenues decreased by $11.2 million, reflecting a decrease of $36.4 million in comparable store sales, partially offset by an increase of $25.2 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Asia retail business, inclusive of adverse impacts related to COVID-19 and Hong Kong protest business disruptions:

% Change
Digital commerce comparable store sales	22%
Comparable store sales excluding digital commerce	(5%)
Total comparable store sales	(4%)

•	a $1.9 million net decrease related to our Asia wholesale business, inclusive of net unfavorable foreign currency effects of $0.9 million and the adverse impact of COVID-19 business disruptions.
Gross Profit.    Gross profit decreased by $232.7 million, or 6.0%, to $3.653 billion in Fiscal 2020, including net unfavorable foreign currency effects of $53.7 million. The decline in gross profit reflects adverse impacts related to COVID-19 and Hong Kong protest business disruptions, including incremental inventory charges of $157.3 million. Gross profit during Fiscal 2020 and Fiscal 2019 also reflected inventory charges of $2.2 million and $7.2 million, respectively, recorded in connection with our restructuring plans. Gross profit as a percentage of net revenues decreased to 59.3% in Fiscal 2020 from 61.6% in Fiscal 2019.

The 230 basis point decline was primarily driven by higher inventory charges and deleverage on lower net revenues, partially offset by favorable geographic, channel, and product mix, improved pricing, and lower levels of promotional activity.
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
Selling, General, and Administrative Expenses.    SG&A expenses include compensation and benefits, advertising and marketing, rent and occupancy, distribution, information technology, legal, depreciation and amortization, bad debt, and other selling and administrative costs. SG&A expenses increased by $69.2 million, or 2.2%, to $3.238 billion in Fiscal 2020, including net favorable foreign currency effect of $35.5 million. The increase in SG&A expenses reflects net adverse impacts related to COVID-19 and Hong Kong protest business disruptions, including incremental bad debt expense of $56.4 million. SG&A expenses as a percentage of net revenues increased to 52.6% in Fiscal 2020 from 50.2% in Fiscal 2019. The 240 basis point increase was primarily due to operating deleverage on lower net revenues and higher bad debt expense, both primarily attributable to the COVID-19 pandemic, as well as the unfavorable impact attributable to geographic and channel mix, as a greater portion of our revenue was generated by our retail businesses (which typically carry higher operating expense margins).
The $69.2 million net increase in SG&A expenses was driven by:

Fiscal 2020 Compared to Fiscal 2019
(millions)
SG&A expense category:
Bad debt expense	$58.3
Compensation-related expenses	29.4
Marketing and advertising expenses	5.2
Staff-related expenses	(21.4)
Rent and occupancy expenses	(14.3)
Other	12.0
Total net increase in SG&A expenses	$69.2
In response to the COVID-19 pandemic, we are carefully managing our expense structure across all areas of spend, including temporarily postponing non-critical capital build-out and other investments and activities. However, we remain committed to spending on key strategic initiatives including marketing, digital, expanding and renovating our global retail stores and concession shops, and investing in productivity-enhancing infrastructure. We expect to make these investments while continuing to manage our cost base with discipline.
Impairment of Assets.   During Fiscal 2020 and Fiscal 2019, we recorded non-cash impairment charges of $31.6 million and $21.2 million, respectively, to write-down certain long-lived assets in connection with our restructuring plans and identification of underperforming stores. Additionally, as a result of our decision to sell our corporate jet in connection with our cost savings initiative, we recorded a non-cash impairment charge of $4.6 million during Fiscal 2019 to reduce the carrying value of the asset held-for-sale to its estimated fair value, less costs to sell. See Note 8 to the accompanying consolidated financial statements.
Restructuring and Other Charges.   During Fiscal 2020 and Fiscal 2019, we recorded restructuring charges of $37.6 million and $93.6 million, respectively, in connection with our restructuring plans, primarily consisting of severance and benefits costs, as well as a loss on sale of property during the prior fiscal year period. Additionally, during Fiscal 2020, we recorded other charges of $29.6 million primarily related to the charitable donation of the net cash proceeds received from the sale of our corporate jet, and rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired. During Fiscal 2019, we recorded other charges of $36.5 million primarily related to our sabbatical leave program initiated during the fourth quarter of Fiscal 2019, depreciation expense associated with our former Polo store at 711 Fifth Avenue in New York City, and a customs audit. See Note 9 to the accompanying consolidated financial statements.

Operating Income.    Operating income decreased by $244.8 million, or 43.6%, to $317.0 million in Fiscal 2020, including net unfavorable foreign currency effect of $18.2 million. The decline in operating income reflects net adverse impacts related to COVID-19 and Hong Kong protest business disruptions, including total incremental inventory charges and bad debt expense of $213.7 million, as previously discussed. Our operating results during Fiscal 2020 and Fiscal 2019 were also negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $101.0 million and $163.1 million, respectively, as previously discussed. Operating income as a percentage of net revenues decreased to 5.1% in Fiscal 2020 from 8.9% in Fiscal 2019. The 380 basis point decline was primarily driven by the decline in our gross margin and the increase in SG&A expenses as a percentage of net revenues, partially offset by lower restructuring-related charges recorded during Fiscal 2020 as compared to the prior fiscal year, all as previously discussed.
Operating income and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the prior fiscal year, are provided below:

	Fiscal Years Ended
	March 28, 2020		March 30, 2019
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$486.6	15.5%	$682.8	21.3%	$(196.2)	(580 bps)
Europe	336.3	20.6%	392.8	23.3%	(56.5)	(270 bps)
Asia	124.8	12.3%	161.0	15.5%	(36.2)	(320 bps)
Other non-reportable segments	85.2	23.0%	118.7	30.7%	(33.5)	(770 bps)
	1,032.9		1,355.3		(322.4)
Unallocated corporate expenses	(648.7)		(663.4)		14.7
Unallocated restructuring and other charges	(67.2)		(130.1)		62.9
Total operating income	$317.0	5.1%	$561.8	8.9%	$(244.8)	(380 bps)
North America operating margin declined by 580 basis points, primarily due to the unfavorable impact of 440 basis points related to incremental inventory charges and bad debt expense recorded in connection with COVID-19 business disruptions. The remaining 140 basis point decline largely related to adverse market conditions driven by the COVID-19 pandemic.
Europe operating margin declined by 270 basis points, primarily due to the net unfavorable impact of 210 basis points related to incremental inventory charges and bad debt expense recorded in connection with COVID-19 business disruptions, partially offset by lower non-cash charges recorded in connection with our restructuring plans during Fiscal 2020 as compared to the prior fiscal year. The decline in operating margin also reflected a 40 basis point decline largely related to adverse market conditions driven by the COVID-19 pandemic, as well as a 20 basis point decline related unfavorable foreign currency.
Asia operating margin declined by 320 basis points, primarily due to the unfavorable impact of 160 basis points related to incremental inventory charges and bad debt expense recorded in connection with COVID-19 business disruptions. The remaining 160 basis point decline largely related to adverse market conditions driven by the COVID-19 pandemic and Hong Kong protests.
Unallocated corporate expenses decreased by $14.7 million to $648.7 million in Fiscal 2020. The decline in unallocated corporate expenses was due to lower compensation-related expenses of $11.5 million, lower staff-related expenses of $8.8 million, lower consulting fees of $6.7 million, and lower marketing and advertising expenses of $5.9 million, partially offset by lower intercompany sourcing commission income of $10.2 million (which is offset at the segment level and eliminates in consolidation) and higher other expenses of $8.0 million.
Unallocated restructuring and other charges decreased by $62.9 million to $67.2 million in Fiscal 2020, as previously discussed above and in Note 9 to the accompanying consolidated financial statements.

Non-operating Income (Expense), Net.    Non-operating income (expense), net is comprised of interest expense, interest income, and other income (expense), net, which includes foreign currency gains (losses), equity in income (losses) from our equity-method investees, and other non-operating expenses. During Fiscal 2020, we reported non-operating income, net, of $9.4 million, as compared to $20.7 million in Fiscal 2019. The $11.3 million decline was primarily driven by:

•	an $8.0 million increase in other expense, net, driven by a $7.1 million impairment of an equity method investment. See Note 8 to the accompanying consolidated financial statements; and

•
a $6.4 million decrease in interest income driven by the lower balance of our investment portfolio, as well as lower interest rates in financial markets during Fiscal 2020 as compared to the prior fiscal year.

Income Tax Benefit (Provision).    The income tax benefit (provision) represents federal, foreign, state and local income taxes. We reported an income tax benefit and effective tax rate of $57.9 million and (17.7%), respectively, in Fiscal 2020, as compared to an income tax provision and effective tax rate of $151.6 million and 26.0%, respectively, in Fiscal 2019. The $209.5 million decline in the income tax provision was largely driven by lower pretax income primarily due to the adverse impacts of COVID-19 and Hong Kong protest business disruptions. The decline in our income provision also reflected a one-time benefit of $122.9 million recorded in Fiscal 2020 in connection with the Swiss Tax Act, which lowered our effective tax rate by 3,760 basis points, as well as the absence of a $27.6 million TCJA enactment-related charge recorded in the prior fiscal year, which negatively impacted our prior fiscal year effective tax rate by 470 basis points. In addition to this combined 4,230 basis point improvement related to tax reform impacts, the decline in our effective tax rate also reflected the net favorable impact of 140 basis points primarily attributable to other factors, including the tax impacts of earnings in lower taxed foreign jurisdictions versus the U.S. and favorable provision to tax return adjustments, partially offset by the unfavorable impact of additional income tax reserves associated with certain income tax audits. Our effective tax rate will change from period to period based on various factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies. See Note 10 to the accompanying consolidated financial statements for discussion regarding the Swiss Tax Act and TCJA.
Net Income.    Net income decreased to $384.3 million in Fiscal 2020, from $430.9 million in Fiscal 2019. The $46.6 million decline in net income was primarily due to the decrease in our operating income, partially offset by the decrease in our income tax provision, both as previously discussed. Net income during Fiscal 2020 and Fiscal 2019 reflected a one-time income tax benefit of $122.9 million recorded in connection with Swiss tax reform and TCJA enactment-related charges of $27.6 million, respectively, both as previously discussed. Our operating results during Fiscal 2020 and Fiscal 2019 were also negatively impacted by restructuring-related charges, impairment of assets (including an equity method investment), and certain other charges (including those related to COVID-19 business disruptions) totaling $321.8 million and $163.1 million, respectively, which had an after-tax effect of reducing net income by $244.8 million and $129.0 million, respectively.
Net Income per Diluted Share.    Net income per diluted share decreased to $4.98 in Fiscal 2020, from $5.27 in Fiscal 2019. The $0.29 per share decline was due to the lower level of net income, as previously discussed, partially offset by lower weighted-average diluted shares outstanding during Fiscal 2020 driven by our share repurchases during the last twelve months. Net income per diluted share in Fiscal 2020 and Fiscal 2019 were favorably impacted by $1.59 per share as a result of a one-time income tax benefit recorded in connection with the Swiss Tax Act and negatively impacted by $0.34 per share as a result of TCJA enactment-related charges, respectively, both as previously discussed. Net income per diluted share in Fiscal 2020 and Fiscal 2019 were also negatively impacted by $3.17 per share and $1.58 per share, respectively, as a result of restructuring-related charges, impairment of assets (including an equity method investment), and certain other charges (including those related to COVID-19 business disruptions), as previously discussed.

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

Our global average store count increased by 34 stores and concession shops during Fiscal 2019 compared with the prior fiscal year, largely driven by new openings in Asia. The following table details our retail store presence by segment as of the periods presented:

	March 30, 2019	March 31, 2018
Freestanding Stores:
North America	224	215
Europe	87	81
Asia	115	105
Other non-reportable segments	75	71
Total freestanding stores	501	472

Concession Shops:
North America	2	2
Europe	29	25
Asia	622	603
Other non-reportable segments	5	2
Total concession shops	658	632
Total stores	1,159	1,104
In addition to our stores, we sold products online in North America and Europe through our various digital commerce sites, which include www.RalphLauren.com and www.ClubMonaco.com, among others. In Asia, we sold products online through our digital commerce site, www.RalphLauren.cn, which launched in September 2018, as well as through various third-party digital partner commerce sites.
Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the prior fiscal year, are provided below:

	Fiscal Years Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	March 30, 2019	March 31, 2018	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$3,202.9	$3,231.0	$(28.1)	$(3.3)	$(24.8)	(0.9%)	(0.8%)
Europe	1,683.0	1,608.3	74.7	(27.7)	102.4	4.6%	6.4%
Asia	1,041.0	933.7	107.3	(10.9)	118.2	11.5%	12.7%
Other non-reportable segments	386.1	409.3	(23.2)	(0.1)	(23.1)	(5.7%)	(5.7%)
Total net revenues	$6,313.0	$6,182.3	$130.7	$(42.0)	$172.7	2.1%	2.8%
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
Europe net revenues — Net revenues increased by $74.7 million, or 4.6%, during Fiscal 2019 as compared to Fiscal 2018, including net unfavorable foreign currency effects of $27.7 million. On a constant currency basis, net revenues increased by $102.4 million, or 6.4%.
The $74.7 million net increase in Europe net revenues was driven by:

•	a $51.5 million net increase related to our Europe wholesale business largely driven by stronger demand, partially offset by net unfavorable foreign currency effects of $18.2 million; and

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
The $107.3 million net increase in Asia net revenues was driven by:

•
a $95.6 million net increase related to our Asia retail business, inclusive of net unfavorable foreign currency effects of $9.1 million. On a constant currency basis, net revenues increased by $104.7 million, reflecting increases of $65.3 million in non-comparable store sales and $39.4 million in comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Asia retail business:

% Change
Digital commerce comparable store sales	51%
Comparable store sales excluding digital commerce	4%
Total comparable store sales	5%

•	an $11.7 million net increase related to our Asia wholesale business, primarily driven by our expansion in Japan, South Korea, and Southeast Asia.
Gross Profit.    Gross profit increased by $134.3 million, or 3.6%, to $3.886 billion in Fiscal 2019. Gross profit during Fiscal 2019 and Fiscal 2018 reflected inventory charges of $7.2 million and $7.6 million, respectively, recorded in connection with our restructuring plans. The increase in gross profit also included a net unfavorable foreign currency effect of $15.2 million. Gross profit as a percentage of net revenues increased to 61.6% in Fiscal 2019 from 60.7% in Fiscal 2018. The 90 basis point increase was primarily driven by improved pricing and lower levels of promotional activity in connection with our long-term growth strategy, and favorable product and geographic mix, partially offset by higher inventory reserves.
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
Impairment of Assets.   During Fiscal 2019 and Fiscal 2018, we recorded non-cash impairment charges of $21.2 million and $41.2 million, respectively, to write-down certain long-lived assets related to our restructuring plans and identification of underperforming stores. Additionally, as a result of our decision to sell our corporate jet, we recorded a non-cash impairment charge of $4.6 million during Fiscal 2019 to reduce the carrying value of the asset held-for-sale to its estimated fair value, less costs to sell. During Fiscal 2018, we also recorded a non-cash impairment charge of $8.8 million to reduce the carrying value of a certain intangible asset to its estimated fair value as a result of a change in the planned usage of the asset. See Note 8 to the accompanying consolidated financial statements.
Restructuring and Other Charges.   During Fiscal 2019 and Fiscal 2018, we recorded restructuring charges of $93.6 million and $79.2 million, respectively, in connection with our restructuring plans, primarily consisting of severance and benefits costs, and lease termination and store closure costs. In addition, during Fiscal 2019, we recorded other charges of $36.5 million primarily related to our sabbatical leave program initiated during the fourth quarter of Fiscal 2019, depreciation expense associated with our former Polo store at 711 Fifth Avenue in New York City, and a customs audit. During Fiscal 2018, we recorded other net charges of $28.8 million primarily related to depreciation expense associated with our former Polo store at 711 Fifth Avenue in New York City, a customs audit, the departure of Mr. Stefan Larsson, and the reversal of reserves associated with the settlement of certain non-income tax issues. See Note 9 to the accompanying consolidated financial statements.
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

Operating income and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the prior fiscal year, are provided below:

	Fiscal Years Ended
	March 30, 2019		March 31, 2018
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$682.8	21.3%	$677.6	21.0%	$5.2	30 bps
Europe	392.8	23.3%	361.0	22.4%	31.8	90 bps
Asia	161.0	15.5%	137.2	14.7%	23.8	80 bps
Other non-reportable segments	118.7	30.7%	103.2	25.2%	15.5	550 bps
	1,355.3		1,279.0		76.3
Unallocated corporate expenses	(663.4)		(672.8)		9.4
Unallocated restructuring and other charges	(130.1)		(108.0)		(22.1)
Total operating income	$561.8	8.9%	$498.2	8.1%	$63.6	80 bps
North America operating margin improved by 30 basis points, primarily due to the favorable impact of 50 basis points related to our wholesale business, largely driven by a decline in SG&A expenses as a percentage of net revenues and an increase in our gross profit margin. Partially offsetting this increase was 20 basis points attributable to unfavorable channel mix.
Europe operating margin improved by 90 basis points, primarily due to the favorable impacts of 80 basis points related to foreign currency effects and 60 basis points related to our retail business, largely driven by an increase in our gross profit margin. The increase in operating margin also reflected a favorable impact of 10 basis points related to channel mix. Partially offsetting these increases in our operating margin was a 40 basis point unfavorable impact related to higher non-cash charges recorded in connection with our restructuring plans during Fiscal 2019 as compared to the prior fiscal year, as well as a 20 basis point decline related to our wholesale business, largely driven by a decrease in our gross profit margin, partially offset by a decline in SG&A expenses as a percentage of net revenues.
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
Non-operating Income (Expense), Net.    During Fiscal 2019, we reported non-operating income, net, of $20.7 million, as compared to non-operating expense, net, of $9.0 million in Fiscal 2018. The $29.7 million improvement was primarily driven by higher interest income of $28.5 million due to the increased balance of our investment portfolio, as well as a favorable shift to higher interest rate environments attributable to cash repatriations from our foreign subsidiaries.
Income Tax Provision.    The income tax provision and effective tax rate in Fiscal 2019 were $151.6 million and 26.0%, respectively, as compared to $326.4 million and 66.7%, respectively, in Fiscal 2018. The $174.8 million decline in the income tax provision was primarily due to lower TCJA enactment-related charges recorded during Fiscal 2019 as compared to the prior fiscal year, partially offset by the increase in pretax income. During Fiscal 2019 and Fiscal 2018, we recorded TCJA enactment-related charges of $27.6 million and $221.4 million, respectively, which increased our effective tax rates by 470 basis points and 4,520 basis points, respectively. In addition to this 4,050 basis point improvement attributable to lower TCJA enactment-related charges recorded, the decline in our effective tax rate also reflected the net favorable impact of 20 basis points due to other factors, including a net favorable change related to compensation-related adjustments, partially offset by the tax impact of the change in geographic mix of our worldwide earnings. See Note 10 to the accompanying consolidated financial statements for discussion regarding the TCJA.
Net Income.    Net income increased to $430.9 million in Fiscal 2019, from $162.8 million in Fiscal 2018. The $268.1 million increase in net income was primarily due to the decrease in our income tax provision and the increases in operating income and interest income, all as previously discussed. Net income during Fiscal 2019 and Fiscal 2018 reflected TCJA enactment-related charges of $27.6 million and $221.4 million, respectively, as previously discussed. Our operating results during Fiscal 2019 and Fiscal 2018 were also negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $163.1 million and $165.6 million, respectively, which had an after-tax effect of reducing net income by $129.0 million and $113.3 million, respectively.
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
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of March 28, 2020 and March 30, 2019.

	March 28, 2020	March 30, 2019	$ Change
	(millions)
Cash and cash equivalents	$1,620.4	$584.1	$1,036.3
Short-term investments	495.9	1,403.4	(907.5)
Non-current investments(a)	—	44.9	(44.9)
Short-term debt(b)	(475.0)	—	(475.0)
Current portion of long-term debt(b)	(299.6)	—	(299.6)
Long-term debt(b)	(396.4)	(689.1)	292.7
Net cash and investments(c)	$945.3	$1,343.3	$(398.0)
Equity	$2,693.1	$3,287.2	$(594.1)

(a)	Recorded within other non-current assets in our consolidated balance sheets.

(b)	See Note 11 to the accompanying consolidated financial statements for discussion of the carrying values of our debt.

(c)	"Net cash and investments" is defined as cash and cash equivalents, plus short-term and non-current investments, less total debt.
The decrease in our net cash and investments position at March 28, 2020 as compared to March 30, 2019 was primarily due to our use of cash to support Class A common stock repurchases of $694.8 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to invest in our business through $270.3 million in capital expenditures, and to make dividend payments of $203.9 million, partially offset by our operating cash flows of $754.6 million.
The decrease in equity was primarily attributable to our share repurchase activity, dividends declared, and cumulative adjustments from our adoption of new accounting standards, partially offset by our comprehensive income and the impact of stock-based compensation arrangements during Fiscal 2020.

Cash Flows
Fiscal 2020 Compared to Fiscal 2019

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	$ Change
	(millions)
Net cash provided by operating activities	$754.6	$783.8	$(29.2)
Net cash provided by (used in) investing activities	702.1	(879.3)	1,581.4
Net cash used in financing activities	(438.2)	(605.7)	167.5
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(15.2)	(27.8)	12.6
Net increase (decrease) in cash, cash equivalents, and restricted cash	$1,003.3	$(729.0)	$1,732.3
Net Cash Provided by Operating Activities.    Net cash provided by operating activities decreased to $754.6 million during Fiscal 2020, from $783.8 million during Fiscal 2019. The $29.2 million net decline in cash provided by operating activities was due to a decrease in net income before non-cash charges, partially offset by a net favorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year. The net favorable change related to our operating assets and liabilities, including our working capital, was primarily driven by:

•	a favorable change related to our inventories, largely driven by higher inventory charges primarily related to adverse impacts associated with COVID-19 business disruptions;

•	a favorable change related to our prepaid expenses and other current assets, largely driven by the timing of cash payments; and

•
a favorable change related to our accounts receivable, largely driven by lower wholesale sales during the fourth quarter of Fiscal 2020 as compared to the prior fiscal year driven by COVID-19 business disruptions, as well as the timing of cash receipts.

These increases related to our operating assets and liabilities were partially offset by:

•
an unfavorable change related to our income tax receivables and payables, largely as a result of the absence of charges recorded during the prior fiscal year in connection with the TCJA's mandatory transition tax; and

•
an unfavorable change related to our accrued liabilities driven by larger decreases in our bonus accrual and restructuring reserves as compared to the prior fiscal year, as well as the timing of cash payments.

Net Cash Provided by (Used in) Investing Activities.    Net cash provided by investing activities was $702.1 million during Fiscal 2020, as compared to net cash used in investing activities of $879.3 million during Fiscal 2019. The $1.581 billion net increase in cash provided by investing activities was primarily driven by:

•
a $1.624 billion increase in proceeds from sales and maturities of investments, less purchases of investments. During Fiscal 2020, we received net proceeds from sales and maturities of investments of $950.7 million, as compared to making net investment purchases of $673.3 million during Fiscal 2019; and

•	a $23.8 million decrease in payments made to settle net investment hedges.
These increases in cash provided by investing activities were partially offset by:

•
a $72.6 million increase in capital expenditures. During Fiscal 2020, we spent $270.3 million on capital expenditures, as compared to $197.7 million during Fiscal 2019. Our capital expenditures during Fiscal 2020 primarily related to new store openings, retail and department store renovations, enhancements to our information technology systems, and the consolidation of our corporate office footprint.

In response to the COVID-19 pandemic, we are temporarily postponing non-critical capital expenditures as a preemptive action to preserve cash and strengthen our liquidity. However, we remain committed to expanding and renovating our global store fleet and investing in our digital ecosystem.
Net Cash Used in Financing Activities.    Net cash used in financing activities was $438.2 million during Fiscal 2020, as compared to $605.7 million during Fiscal 2019. The $167.5 million net decrease in cash used in financing activities was primarily driven by:

•
a $386.8 million increase in cash proceeds from the issuance of debt, less debt repayments. During Fiscal 2020, we borrowed $475.0 million under the Global Credit Facility as a preemptive action to preserve cash and strengthen our liquidity in response to the COVID-19 pandemic. During Fiscal 2019, we received $398.1 million in proceeds from our issuance of 3.750% unsecured senior notes in August 2018, a portion of which was used to repay $300.0 million of our 2.125% unsecured senior notes that matured in September 2018. Additionally, during Fiscal 2019 we repaid approximately $10 million that had been borrowed under our credit facilities during Fiscal 2018.

This decrease in cash used in financing activities was partially offset by:

•
a $192.2 million increase in cash used to repurchase shares of our Class A common stock. During Fiscal 2020, we used $650.3 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $44.5 million in shares of Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our long-term stock incentive plans. On a comparative basis, during Fiscal 2019, $470.0 million in shares of Class A common stock were repurchased and $32.6 million in shares of Class A common stock were surrendered or withheld for taxes;

•	a $21.8 million decrease in proceeds from exercise of stock options; and

•
a $13.2 million increase in payments of dividends, driven by an increase to the quarterly cash dividend per share (as discussed within "Dividends" below). Dividends paid amounted to $203.9 million and $190.7 million during Fiscal 2020 and Fiscal 2019, respectively.

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

•	a $23.8 million increase in payments made to settle net investment hedges.
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
During Fiscal 2020, we generated $754.6 million of net cash flows from our operations. As of March 28, 2020, we had $2.116 billion in cash, cash equivalents, and short-term investments, of which $587.9 million were held by our subsidiaries domiciled outside the U.S. We are not dependent on foreign cash to fund our domestic operations. Undistributed foreign earnings that were subject to the TCJA's one-time mandatory transition tax as of December 31, 2017 are not considered to be permanently reinvested and may be repatriated to the U.S. in the future with minimal or no additional U.S. taxation. We intend to permanently reinvest undistributed foreign earnings generated after December 31, 2017 that were not subject to the one-time mandatory transition tax. However, if our plans change and we choose to repatriate post-2017 earnings to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.

The following table presents our total availability, borrowings outstanding, and remaining availability under our credit facilities and Commercial Paper Program as of March 28, 2020:

	March 28, 2020
Description(a)	Total Availability	Borrowings Outstanding		Remaining Availability
	(millions)
Global Credit Facility and Commercial Paper Program(b)	$500	$484	(c)	$16
Pan-Asia Credit Facilities	32	—		32

(a)	As defined in Note 11 to the accompanying consolidated financial statements.

(b)
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility. Accordingly, we do not expect combined borrowings outstanding under the Commercial Paper Program and the Global Credit Facility to exceed $500 million.

(c)	Includes $9.0 million of outstanding letters of credit for which we were contingently liable under the Global Credit Facility as of March 28, 2020.
We believe that the Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of March 28, 2020, there were eight financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 20%. In accordance with the terms of the agreement, we have the ability to expand our borrowing availability under the Global Credit Facility to $1 billion through the full term of the facility, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. Further, in May 2020, we entered into a new credit facility with the same lenders that are parties to the Global Credit Facility, which provides for an additional $500 million senior unsecured revolving line of credit and matures on May 25, 2021, or earlier in the event we are able to obtain other additional financing, as described in Note 11 to the accompanying consolidated financial statements.
Borrowings under the Pan-Asia Credit Facilities are guaranteed by the parent company and are granted at the sole discretion of the participating regional branches of JPMorgan Chase (the "Banks"), subject to availability of the Banks' funds and satisfaction of certain regulatory requirements. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Global Credit Facility and the Pan-Asia Credit Facilities in the event of our election to draw additional funds in the foreseeable future.
Our sources of liquidity are used to fund our ongoing cash requirements, including working capital requirements, global retail store and digital commerce expansion, construction and renovation of shop-within-shops, investment in infrastructure, including technology, acquisitions, joint ventures, payment of dividends, debt repayments, Class A common stock repurchases, settlement of contingent liabilities (including uncertain tax positions), and other corporate activities, including our restructuring actions. We believe that our existing sources of cash, the availability under our credit facilities, and our ability to access capital markets will be sufficient to support our operating, capital, and debt service requirements for the foreseeable future, the ongoing development of our businesses, and our plans for further business expansion. However, prolonged periods of adverse economic conditions or business disruptions in any of our key regions, or a combination thereof, such as our recent temporary store closures due to the COVID-19 pandemic, could impede our ability to pay our obligations as they become due or return value to our shareholders, as well as delay previously planned expenditures related to our operations.
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
We have a credit facility that provides for a $500 million senior unsecured revolving line of credit through August 12, 2024, also used to support the issuance of letters of credit and the maintenance of the Commercial Paper Program (the "Global Credit Facility"). Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and other currencies, including Euros, Hong Kong Dollars, and Japanese Yen. We have the ability to expand the borrowing availability under the Global Credit Facility to $1 billion, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. Further, in May 2020, we entered into a new credit facility with the same lenders that are parties to the Global Credit Facility, which provides for an additional $500 million senior unsecured revolving line of credit that matures on May 25, 2021, or earlier in the event we are able to obtain other additional financing, as described in Note 11 to the accompanying consolidated financial statements. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility.
In March 2020, we borrowed $475.0 million under the Global Credit Facility as a preemptive action to preserve cash and strengthen our liquidity in response to the COVID-19 pandemic. These borrowings have been classified as short-term debt in our consolidated balance sheet as of March 28, 2020. We were also contingently liable for $9.0 million of outstanding letters of credit, resulting in remaining availability under the Global Credit Facility of $16.0 million as of March 28, 2020.
The Global Credit Facility contains a number of covenants, as described in Note 11 to the accompanying consolidated financial statements. As of March 28, 2020, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility. The Pan-Asia Credit Facilities do not contain any financial covenants.
See Note 11 to the accompanying consolidated financial statements for additional information relating to our debt and covenant compliance.
Common Stock Repurchase Program
On May 13, 2019, our Board of Directors approved an expansion of our existing common stock repurchase program that allowed us to repurchase up to an additional $600 million of Class A common stock. As of March 28, 2020, the remaining availability under our Class A common stock repurchase program was approximately $580 million. Repurchases of shares of Class A common stock are subject to overall business and market conditions. Accordingly, as a result of current business disruptions related to the COVID-19 pandemic, we have temporarily suspended our common stock repurchase program as a preemptive action to preserve cash and strengthen our liquidity.
See Note 16 to the accompanying consolidated financial statements for additional information relating to our Class A common stock repurchase program.
Dividends
Since 2003, we have maintained a regular quarterly cash dividend program on our common stock. On May 13, 2019, our Board of Directors approved an increase to the quarterly cash dividend on our common stock from $0.625 to $0.6875 per share.
As a result of current business disruptions related to the COVID-19 pandemic, we have temporarily suspended our quarterly cash dividend program as a preemptive action to preserve cash and strengthen our liquidity. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on our results of operations, cash requirements, financial condition, and other factors that the Board of Directors may deem relevant, including economic and market conditions.
See Note 16 to the accompanying consolidated financial statements for additional information relating to our quarterly cash dividend program.

Contractual and Other Obligations
Firm Commitments
The following table summarizes certain of our aggregate contractual obligations as of March 28, 2020, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flows in future periods. We expect to fund these firm commitments with operating cash flows generated in the normal course of business and, if necessary, through availability under our credit facilities or other accessible sources of financing.

	Fiscal 2021	Fiscal 2022-2023	Fiscal 2024-2025	Fiscal 2026 and Thereafter	Total
	(millions)
Senior Notes	$300.0	$—	$—	$400.0	$700.0
Borrowings under credit facilities	475.0	—	—	—	475.0
Interest payments on debt	23.1	30.0	30.0	7.5	90.6
Operating leases	323.6	618.0	466.0	615.7	2,023.3
Finance leases	16.0	44.9	44.6	153.8	259.3
Other lease commitments	5.3	21.4	26.2	66.4	119.3
Inventory purchase commitments	534.9	—	—	—	534.9
Mandatory transition tax payments	14.0	28.0	61.1	43.6	146.7
Other commitments	28.0	3.1	—	—	31.1
Total	$1,719.9	$745.4	$627.9	$1,287.0	$4,380.2
The following is a description of our material, firmly committed obligations as of March 28, 2020:

•
Senior Notes represent the principal amount of our outstanding 2.625% Senior Notes and 3.750% Senior Notes. Amounts do not include any fair value adjustments, call premiums, unamortized debt issuance costs, or interest payments (see below);

•
Borrowings under credit facilities represents the principal amount outstanding under our Global Credit Facility. Amounts do not include any fair value adjustments, call premiums, unamortized debt issuance costs, or interest payments (see below);

•
Interest payments on debt represent the semi-annual contractual interest payments due on our 2.625% Senior Notes and 3.750% Senior Notes and the interest payments due on the borrowings under our Global Credit Facility. Amounts do not include the impact of potential cash flows underlying our related swap contracts (see Note 13 to the accompanying consolidated financial statements for discussion of our swap contracts);

•
Lease obligations represent fixed payments due over the lease term of our noncancelable leases of real estate and operating equipment, including rent, real estate taxes, insurance, common area maintenance fees, and/or certain other costs. For lease terms that have commenced, information has been presented separately for operating and finance leases. Other lease commitments relate to executed lease agreements for which the related lease terms have not yet commenced;

•	Inventory purchase commitments represent our legally-binding agreements to purchase fixed or minimum quantities of goods at determinable prices;

•
Mandatory transition tax payments represent our remaining tax obligation incurred in connection with the deemed repatriation of previously deferred foreign earnings pursuant to the TCJA (see Note 10 to the accompanying consolidated financial statements for discussion of the TCJA); and

•
Other commitments primarily represent our legally-binding obligations under sponsorship, licensing, and other marketing and advertising agreements; information technology-related service agreements; and pension-related obligations.

Excluded from the above contractual obligations table is the non-current liability for unrecognized tax benefits of $88.9 million as of March 28, 2020, as we cannot make a reliable estimate of the period in which the liability will be settled, if ever. The above table also excludes the following: (i) other than lease obligations and mandatory transition tax payments, amounts recorded in current liabilities in our consolidated balance sheet as of March 28, 2020, which will be paid within one year; and (ii) non-current liabilities that have no cash outflows associated with them (e.g., deferred income), or the cash outflows associated with them are uncertain or do not represent a "purchase obligation" as the term is used herein (e.g., deferred taxes, derivative financial instruments, and other miscellaneous items).
We also have certain contractual arrangements that would require us to make payments if certain events or circumstances occur. See Note 15 to the accompanying consolidated financial statements for a description of our contingent commitments not included in the above table.
Off-Balance Sheet Arrangements
In addition to the commitments included in the above table, our other off-balance sheet firm commitments relating to our outstanding letters of credit amounted to $9.0 million as of March 28, 2020. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships with unconsolidated entities that would be expected to have a material current or future effect on our consolidated financial statements.
MARKET RISK MANAGEMENT
As discussed in Note 13 to the accompanying consolidated financial statements, we are exposed to a variety of risks, including the impact of changes in currency exchange rates on foreign currency-denominated balances, certain anticipated cash flows of our international operations, and the value of reported net assets of our foreign operations, as well as changes in the fair value of our fixed-rate debt obligations relating to fluctuations in benchmark interest rates. Accordingly, in the normal course of business, we employ established policies and procedures to manage such risks, including the use of derivative financial instruments. We do not use derivatives for speculative or trading purposes.
Given our use of derivative instruments, we are exposed to the risk that the counterparties to such contracts will fail to meet their contractual obligations. To mitigate such counterparty credit risk, it is our policy to only enter into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. Our established policies and procedures for mitigating credit risk include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties, when possible, to further mitigate credit risk. As a result of the above considerations, we do not believe that we are exposed to undue concentration of counterparty risk with respect to our derivative contracts as of March 28, 2020. However, we do have in aggregate $56.6 million of derivative instruments in net asset positions with seven creditworthy financial institutions.
Foreign Currency Risk Management
We manage our exposure to changes in foreign currency exchange rates using forward foreign currency exchange and cross-currency swap contracts. Refer to Note 13 to the accompanying consolidated financial statements for a summary of the notional amounts and fair values of our outstanding forward foreign currency exchange and cross-currency swap contracts, as well as the impact on earnings and other comprehensive income of such instruments for the fiscal periods presented.
Forward Foreign Currency Exchange Contracts
We enter into forward foreign currency exchange contracts to mitigate risk related to exchange rate fluctuations on inventory transactions made in an entity's non-functional currency, the settlement of foreign currency-denominated balances, and the translation of certain foreign operations' net assets into U.S. Dollars. As part of our overall strategy for managing the level of exposure to such exchange rate risk, relating primarily to the Euro, the Japanese Yen, the South Korean Won, the Australian Dollar, the Canadian Dollar, the British Pound Sterling, the Swiss Franc, and the Chinese Renminbi, we generally hedge a portion of our related exposures anticipated over the next twelve months using forward foreign currency exchange contracts with maturities of two months to one year to provide continuing coverage over the period of the respective exposure.
Our foreign exchange risk management activities are governed by established policies and procedures. These policies and procedures provide a framework that allows for the management of currency exposures while ensuring the activities are conducted within our established guidelines. Our policies include guidelines for the organizational structure of our risk management function and for internal controls over foreign exchange risk management activities, including, but not limited to, authorization levels, transaction limits, and credit quality controls, as well as various measurements for monitoring compliance. We monitor foreign exchange risk using different techniques, including periodic review of market values and performance of sensitivity analyses.
Our forward foreign currency exchange contracts are recorded at fair value in our consolidated balance sheets. To the extent such contracts are designated as qualifying cash flow hedges of inventory transactions, related gains or losses are initially deferred in equity as a component of accumulated other comprehensive income ("AOCI") and are subsequently recognized within cost of goods sold in our consolidated statements of operations when the related inventory is sold.
Cross-Currency Swap Contracts
During our fiscal year ended April 2, 2016 ("Fiscal 2016"), we entered into two pay-floating rate, receive-floating rate cross-currency swaps with notional amounts of €280 million and €274 million which we designated as hedges of our net investment in certain of our European subsidiaries. The €280 million notional cross-currency swap, which was settled during the second quarter of Fiscal 2019, swapped the U.S. Dollar-denominated variable interest rate payments based on the 3-month London Interbank Offered Rate ("LIBOR") plus a fixed spread (as paid under the 2.125% Interest Rate Swap discussed below) for Euro-denominated variable interest rate payments based on the 3-month Euro Interbank Offered Rate ("EURIBOR") plus a fixed spread, which, in combination with the 2.125% Interest Rate Swap, economically converted our previously-outstanding $300 million fixed-rate 2.125% Senior Notes obligation to a €280 million floating-rate Euro-denominated obligation. Similarly, the €274 million notional cross-currency swap, which matures on August 18, 2020, swaps the U.S. Dollar-denominated variable interest rate payments based on the 3-month LIBOR plus a fixed spread (as paid under the 2.625% Interest Rate Swap discussed below) for Euro-denominated variable interest rate payments based on the 3-month EURIBOR plus a fixed spread, which, in combination with the 2.625% Interest Rate Swap, economically converts our $300 million fixed-rate 2.625% Senior Notes obligation to a €274 million floating-rate Euro-denominated obligation.
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
Sensitivity
We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our forward foreign currency exchange and cross-currency swap contracts. In doing so, we assess the risk of loss in the fair values of these contracts that would result from hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of March 28, 2020, a 10% appreciation or depreciation of the U.S. Dollar against the foreign currencies under contract would result in a net increase or decrease, respectively, in the fair value of our derivative portfolio of approximately $123 million. This hypothetical net change in fair value should ultimately be largely offset by the net change in fair values of the underlying hedged items.
Interest Rate Risk Management
During Fiscal 2016, we entered into two pay-floating rate, receive-fixed rate interest rate swap contracts which we designated as hedges against changes in the respective fair values of our previously-outstanding fixed-rate 2.125% Senior Notes and our fixed-rate 2.625% Senior Notes attributed to changes in a benchmark interest rate. The interest rate swap related to the 2.125% Senior Notes (the "2.125% Interest Rate Swap"), which matured on September 26, 2018 concurrent with the maturity of the related debt, had a notional amount of $300 million and swapped the fixed interest rate on the 2.125% Senior Notes for a variable interest rate based on 3-month LIBOR plus a fixed spread. The interest rate swap related to the 2.625% Senior Notes (the "2.625% Interest Rate Swap"), which matures on August 18, 2020 and also has a notional amount of $300 million, swaps the fixed interest rate on the 2.625% Senior Notes for a variable interest rate based on 3-month LIBOR plus a fixed spread.
Sensitivity
As of March 28, 2020, we had no variable-rate debt outstanding. As such, our exposure to changes in interest rates primarily relates to changes in the fair values of our fixed-rate Senior Notes. As of March 28, 2020, the aggregate fair values of our Senior Notes were $714.9 million. A 25-basis point increase or decrease in interest rates would decrease or increase, respectively, the aggregate fair values of our Senior Notes by approximately $5 million based on certain simplifying assumptions, including an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Such potential increases or decreases in the fair value of our debt would only be realized if we were to retire all or a portion of the debt prior to its maturity.
Investment Risk Management
As of March 28, 2020, we had cash and cash equivalents on-hand of $1.620 billion, consisting of deposits in interest bearing accounts, investments in money market deposit accounts, and investments in time deposits with original maturities of 90 days or less. Our other significant investments included $495.9 million of short-term investments, consisting of investments in time deposits and commercial paper with original maturities greater than 90 days; and $9.4 million of restricted cash held in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters and real estate leases.
We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed in Note 3 to the accompanying consolidated financial statements. Our investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in our investment policy. See Note 13 to the accompanying consolidated financial statements for further detail of the composition of our investment portfolio as of March 28, 2020.
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
In determining estimates of returns, discounts, end-of-season markdowns, operational chargebacks, and cooperative advertising allowances, we analyze historical trends, actual and forecasted seasonal results, current economic and market conditions, retailer performance, and, in certain cases, contractual terms. Estimates for operational chargebacks are based on actual customer notifications of order fulfillment discrepancies and historical trends. We review and refine these estimates on a quarterly basis. Our historical estimates of these costs have not differed materially from actual results. However, unforeseen adverse future economic and market conditions, such as those resulting from disease pandemics and other catastrophic events, could result in our actual results differing materially from our estimates. A hypothetical 1% increase in our reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances as of March 28, 2020 would have decreased our Fiscal 2020 net revenues by approximately $2 million.
Similarly, we evaluate our accounts receivable balances to determine if they will ultimately be collected. Significant judgments and estimates are involved in this evaluation, including an analysis of specific risks on a customer-by-customer basis for larger accounts (including consideration of their financial condition and ability to withstand prolonged periods of adverse economic conditions), a receivables aging analysis that determines the percentage of receivables that has historically been uncollected by aged category, and current economic and market conditions. Based on this information, we provide a reserve for the estimated amounts believed to be uncollectible. Although we believe that we have adequately provided for those risks as part of our bad debt reserve, a severe and prolonged adverse impact on our major customers' business operations, such as those resulting from business disruptions caused by disease pandemics and other catastrophic events, could have a corresponding material adverse effect on our net sales, cash flows, and/or financial condition. A hypothetical 1% increase in the level of our allowance for doubtful accounts as of March 28, 2020 would have increased our Fiscal 2020 SG&A expenses by approximately $1 million.
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
The estimated net realizable value of inventory is determined based on an analysis of historical sales trends of our individual product lines, the impact of market trends and economic conditions, and a forecast of future demand, giving consideration to the value of current orders in-house for future sales of inventory, as well as plans to sell inventory through our factory stores, among other liquidation channels. Actual results may differ from estimates due to the quantity, quality, and mix of products in inventory, consumer and retailer preferences, and economic and market conditions. Reserves for inventory shrinkage, representing the risk of physical loss of inventory, are estimated based on historical experience and are adjusted based upon physical inventory counts. Our historical estimates of these costs and the related provisions have not differed materially from actual results. However, unforeseen adverse future economic and market conditions, such as those resulting from disease pandemics and other catastrophic events, could result in our actual results differing materially from our estimates.
A hypothetical 1% increase in the level of our inventory reserves as of March 28, 2020 would have decreased our Fiscal 2020 gross profit by approximately $3 million.
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
Determining the fair value of a reporting unit under the quantitative goodwill impairment test requires judgment and often involves the use of significant estimates and assumptions, including an assessment of external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. Similarly, estimates and assumptions are used when determining the fair values of other indefinite-lived intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge. To assist management in the process of determining any potential goodwill impairment, we may review and consider appraisals from accredited independent valuation firms. Estimates of fair value are primarily determined using discounted cash flows, market comparisons, and recent transactions. These approaches involve significant estimates and assumptions, including projected future cash flows (including timing), discount rates reflecting the risks inherent in those future cash flows, perpetual growth rates, and selection of appropriate market comparable metrics and transactions.

We performed our annual goodwill impairment assessment as of the beginning of the second quarter of Fiscal 2020 using the qualitative approach discussed above, while giving consideration to our then-most recent quantitative goodwill impairment test (the results of which indicated that the fair values of our reporting units with allocated goodwill significantly exceeded their respective carrying values). Based on the results of the qualitative impairment assessment performed, we concluded that it is more likely than not that the fair values of these reporting units significantly exceeded their respective carrying values and there were no reporting units at risk of impairment.
Subsequent to performing our Fiscal 2020 annual goodwill impairment assessment, we determined that indicators of impairment were present during the fourth quarter of Fiscal 2020 as a result of adverse business disruptions related to the COVID-19 pandemic, including the temporary closure of our stores in North America, Europe, and Asia. As a result, we performed an interim assessment of the recoverability of goodwill assigned to our reporting units using a quantitative approach as of March 28, 2020. The estimated fair values of our reporting units were determined with the assistance of an independent third-party valuation firm using discounted cash flows and market comparisons. Based on the results of the quantitative impairment assessment, we concluded that the fair values of our reporting units significantly exceeded their respective carrying values and were not at risk of impairment. No goodwill impairment charges were recorded during any of the fiscal years presented. See Note 12 to the accompanying consolidated financial statements for further discussion.
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
Impairment of Other Long-Lived Assets
Property and equipment and lease-related right-of-use ("ROU") assets, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. In evaluating long-lived assets for recoverability, we use our best estimate of future cash flows expected to result from the use of the asset (including any potential sublease income for lease-related ROU assets) and its eventual disposition, where applicable. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than its carrying value, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value, considering external market participant assumptions. Assets to be disposed of and for which there is a committed plan of disposal (commonly referred to as assets held-for-sale) are reported at the lower of carrying value or fair value, less costs to sell.
In determining future cash flows, we take various factors into account, including changes in merchandising strategy, the emphasis on retail store cost controls, the effects of macroeconomic trends such as consumer spending, and the impacts of more experienced retail store managers and increased local advertising. Since the determination of future cash flows is an estimate of future performance, future impairments may arise in the event that future cash flows do not meet expectations. For example, unforeseen adverse future economic and market conditions, such as those resulting from disease pandemics and other catastrophic events, could negatively impact consumer behavior, spending levels, and/or shopping preferences and result in actual results differing from our estimates. Additionally, we may review and consider appraisals from accredited independent valuation firms to determine the fair value of long-lived assets, where applicable.
During Fiscal 2020, Fiscal 2019, and Fiscal 2018, we recorded non-cash impairment charges of $38.7 million, $21.2 million, and $41.2 million, respectively, to write-down the carrying values of certain long-lived assets based upon their assumed fair values. Additionally, during Fiscal 2019, we recorded a non-cash charge of $4.6 million to reduce the carrying value of a certain asset held-for-sale to its estimated fair value, less costs to sell. See Note 8 to the accompanying consolidated financial statements for further discussion.

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

The fair value of our market-based RSU awards, for which vesting is dependent upon total shareholder return ("TSR") of our Class A common stock over a three-year performance period relative to that of a pre-established peer group, is measured on the grant date based on estimated projections of our relative TSR over the performance period. These estimates are made using a Monte Carlo simulation, which models multiple stock price paths of our Class A common stock and that of the peer group to evaluate and determine our ultimate expected relative TSR performance ranking. Related compensation expense, net of estimated forfeitures, is recorded regardless of whether, and the extent to which, the market condition is ultimately satisfied. See Note 18 to the accompanying consolidated financial statements for further discussion.
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
No stock options were granted during any of the fiscal years presented. See Note 18 to the accompanying consolidated financial statements for further discussion.
Sensitivity
The assumptions used in calculating the grant date fair values of our stock-based compensation awards represent our best estimates. In addition, projecting the achievement level of certain performance-based awards, as well as estimating the number of awards expected to be forfeited, requires judgment. If actual results or forfeitures differ significantly from our estimates and assumptions, or if assumptions used to estimate the grant date fair value of future stock-based award grants are significantly changed, stock-based compensation expense and, therefore, our results of operations could be materially impacted. A hypothetical 10% change in our Fiscal 2020 stock-based compensation expense would have affected net income by approximately $9 million.
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
(c) Changes in Internal Controls over Financial Reporting
Except as discussed below, there has been no change in our internal control over financial reporting during the fourth quarter of Fiscal 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
In addition to the changes discussed below, we have experienced varying degrees of business disruptions related to the COVID-19 pandemic, including periods of closure of our stores, distribution centers, and corporate facilities beginning during the fourth quarter of Fiscal 2020, as described within "Recent Developments." In response to the COVID-19 pandemic, we have taken various preemptive actions to preserve cash and strengthen our liquidity, including temporarily furloughing and/or reducing work hours for a significant portion of both our store and corporate employees, with those corporate employees not furloughed in affected regions working remotely. Despite such actions, we have not experienced any material changes to our internal controls over financial reporting. We will continue to evaluate and monitor the impact of the COVID-19 pandemic on our internal controls. See Item 1A — "Risk Factors — Infectious disease outbreaks, such as the recent COVID-19 pandemic, could have a material adverse effect on our business" for additional discussion regarding risks to our business associated with the COVID-19 pandemic.

Leases
In connection with our adoption of ASU 2016-02 as of the beginning of the first quarter of Fiscal 2020, changes were made to certain lease-related processes and control activities, including information systems, in order to monitor and maintain appropriate controls over financial reporting. We will continue to evaluate and monitor our internal controls as our lease-related processes and procedures evolve. See Note 4 to the accompanying consolidated financial statements for additional discussion regarding our adoption of ASU 2016-02.
Implementation and Reconfiguration of Financial Reporting Systems
In connection with our initiative to integrate and upgrade our global systems and processes, we migrated our Asia operations to a new financial reporting information technology system, Microsoft AX Dynamics 365, in Fiscal 2020. In addition to this system implementation, during Fiscal 2020, we began reconfiguring the financial reporting information technology system used by our Europe operations, SAP, in order to utilize enhanced financial reporting functionality.
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
On May 26, 2020, we and certain of our foreign subsidiaries (collectively with the Company, the "Borrowers") entered into the First Amendment (the "Amendment") to the Global Credit Facility with JPMorgan Chase Bank, N.A., as administrative agent (the "Administrative Agent"). The Amendment amended our Global Credit Facility as further described in Note 11 to the accompanying consolidated financial statements.
On May 26, 2020, the Borrowers entered into a new credit facility (the "364 Day Facility") with JPMorgan Chase Bank, N.A., as administrative agent, the Bank of America, N.A. as syndication agent, Deutsche Bank Securities, Inc., ING Bank N.V., Dublin Branch, Sumitomo Mitsui Banking Corporation and HSBC Bank USA, N.A., as co-documentation agents, and a syndicate of financial institutions and institutional lenders (the "Lenders"). The 364 Day Facility provides for an additional $500 million senior unsecured revolving line of credit that matures on May 25, 2021, or earlier in the event we are able to obtain other additional financing, as described in Note 11 to the accompanying consolidated financial statements.
In the ordinary course of their business, the Administrative Agent, the Lenders and certain of their affiliates have in the past or may in the future engage in investment and commercial banking or other transactions of a financial nature with the Company or its affiliates, including the provision of certain advisory services and the making of loans to the Company and its affiliates.
The summary in this Annual Report on Form 10-K of the Amendment and the 364 Day Facility does not purport to be complete and is qualified in its entirety by reference to conformed copy of the Global Credit Facility as amended by the Amendment and the 364 Day Facility, each of which is attached hereto as Exhibits 10.41 and 10.42, respectively.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information relating to our directors and corporate governance will be set forth in the Company's proxy statement for its 2020 annual meeting of stockholders to be filed within 120 days after March 28, 2020 (the "Proxy Statement") and is incorporated by reference herein. Information relating to our executive officers is set forth in Item 1 of this Annual Report on Form 10-K under the caption "Information About Our Executive Officers."
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
Equity Compensation Plan Information
The following table sets forth information as of March 28, 2020 regarding compensation plans under which the Company's equity securities are authorized for issuance:

	(a)		(b)		(c)
Plan Category	Numbers of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options ($)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	3,249,194	(1)	$169.37	(2)	3,765,684	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	3,249,194		$169.37		3,765,684

(1)
Consists of 517,602 options to purchase shares of our Class A common stock and 2,731,592 restricted stock units that are payable solely in shares of Class A common stock (including 469,853 service-based restricted stock units that have fully vested but for which the underlying shares have not yet been delivered as of March 28, 2020). Does not include 3,584 outstanding restricted shares that are subject to forfeiture.

(2)	Represents the weighted-average exercise price of outstanding stock options.

(3)
All of the securities remaining available for future issuance set forth in column (c) may be in the form of options, stock appreciation rights, restricted stock, restricted stock units, performance awards, or other stock-based awards under the Company's 2019 Incentive Plan. An additional 3,584 outstanding shares of restricted stock granted under the Company's Plans that remain subject to forfeiture are not reflected in column (c).

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

4.2	Second Supplemental Indenture, dated as of August 18, 2015, by and between the Company and Wells Fargo Bank, National Association (filed as Exhibit 4.2 to the Form 8-K filed August 18, 2015)
4.3	Third Supplemental Indenture, dated as of August 9, 2018, by and between Ralph Lauren Corporation and Wells Fargo Bank, National Association (filed as Exhibit 4.2 to the Form 8-K filed August 9, 2018)
4.4*	Description of Securities Registered Under Section 12 of the Exchange Act
10.1
Registration Rights Agreement dated as of June 9, 1997 by and among Ralph Lauren, GS Capital Partners, L.P., GS Capital Partner PRL Holding I, L.P., GS Capital Partners PRL Holding II, L.P., Stone Street Fund 1994, L.P., Stone Street 1994 Subsidiary Corp., Bridge Street Fund 1994, L.P., and the Company (filed as Exhibit 10.3 to the S-1)

10.2	Form of Indemnification Agreement between the Company and its Directors and Executive Officers (filed as Exhibit 10.26 to the S-1)†
10.3	Amended and Restated Employment Agreement, effective as of April 2, 2017, between the Company and Ralph Lauren (filed as Exhibit 10.1 to the Form 8-K filed March 31, 2017)†
10.4	Employment Agreement, dated May 13, 2017, between the Company and Patrice Louvet (filed as Exhibit 10.1 to the Form 8-K filed May 17, 2017)†
10.5	Amendment No. 1 to the Employment Agreement, dated June 30, 2017, between the Company and Patrice Louvet (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended July 1, 2017)†
10.6	Amended and Restated Employment Agreement, effective as of April 4, 2016, between the Company and Valérie Hermann (filed as Exhibit 10.1 to the Form 8-K filed May 4, 2016)†
10.7
Amendment No. 1 to the Amended and Restated Employment Agreement, dated as of November 9, 2016, between the Company and Valérie Hermann (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended October 1, 2016)†

10.8	Employment Separation Agreement and Release, between the Company and Valérie Hermann (filed as Exhibit 10.1 to the Form 8-K filed July 19, 2019)†
10.9
Amendment No. 1 to the Employment Separation Agreement and Release, effective as of November 6, 2019, between the Company and Valérie Hermann (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 28, 2019)†

10.10	Amended and Restated Employment Agreement, dated February 28, 2019, between the Company and Jane Nielsen (filed as Exhibit 10.1 to the Form 8-K filed March 1, 2019)†
10.11*	Amended and Restated Employment Agreement, effective as of March 31, 2019, between the Company and Howard Smith†
10.12
Restricted Stock Unit Award Agreement, dated as of June 8, 2004, between the Company and Ralph Lauren (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 2005)†

10.13	Executive Officer Annual Incentive Plan, as amended as of August 10, 2017 (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended July 1, 2017)†
10.14*	Executive Officer Annual Incentive Plan, as amended as of May 20, 2020†
10.15	1997 Long-Term Stock Incentive Plan, as Amended and Restated as of August 12, 2004 (filed as Exhibit 99.1 to the Form 8-K filed October 4, 2004)†
10.16
Amendment, as of June 30, 2006, to the 1997 Long-Term Stock Incentive Plan, as Amended and Restated as of August 12, 2004 (filed as Exhibit 10.4 to the Form 10-Q for the quarterly period ended July 1, 2006)†

Exhibit Number	Description
10.17
Amendment No. 2, dated as of May 21, 2009, to the 1997 Long-Term Stock Incentive Plan, as Amended and Restated as of August 12, 2004 (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2009)†

10.18	Amended and Restated 2010 Long-Term Incentive Plan, amended as of August 11, 2016 (filed as Exhibit 10.4 to the Form 10-Q for the quarterly period ended July 2, 2016)†
10.19	2019 Long-Term Stock Incentive Plan (filed as Appendix C to the Company's Definitive Proxy Statement dated June 21, 2019)†
10.20
Cliff Restricted Performance Share Unit Award Overview containing the standard terms of cliff restricted performance share unit awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2014 (the "Fiscal 2014 10-K"))†

10.21
Pro-Rata Restricted Performance Share Unit Award Overview containing the standard terms of restricted performance share unit awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.26 to the Fiscal 2014 10-K)†

10.22	Stock Option Award Overview containing the standard terms of stock option awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.27 to the Fiscal 2014 10-K)†
10.23
Cliff Restricted Performance Share Unit with TSR Modifier Award Overview containing the standard terms of cliff restricted performance share unit awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.28 to the Fiscal 2014 10-K)†

10.24
Form of Performance Share Unit Award Agreement under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2015 (the "Fiscal 2015 10-K"))†

10.25	Form of Performance-Based Restricted Stock Unit Award Agreement under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.39 to the Fiscal 2015 10-K)†
10.26	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended June 27, 2015)†
10.27
Performance Share Unit Award Overview containing the standard terms of performance share unit awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2017)†

10.28
Performance-Based Restricted Stock Unit - Award Notification containing the standard terms of performance-based restricted stock unit awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended September 30, 2017)†

10.29
Restricted Stock Unit Overview containing the standard terms of restricted stock unit awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.3 to the Form 10-Q for the quarterly period ended September 30, 2017)†

10.30
Performance Share Unit Award Overview containing the standard terms of performance share unit awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended December 29, 2018)†

10.31
Performance-Based Restricted Stock Unit - Award Notification containing the standard terms of performance-based restricted stock unit awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended December 29, 2018)†

10.32
Restricted Stock Unit Overview containing the standard terms of restricted stock unit awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.3 to the Form 10-Q for the quarterly period December 29, 2018)†

10.33
Performance Share Unit Award Overview containing the standard terms of performance share unit awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended June 29, 2019)†

10.34
One-time Fiscal 2020 Performance Share Unit - Award Notification containing the standard terms of the one-time Fiscal 2020 performance share unit awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.3 to the Form 10-Q for the quarterly period ended June 29, 2019)†

10.35
Restricted Stock Unit Overview containing the standard terms of restricted stock unit awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.4 to the Form 10-Q for the quarterly period ended June 29, 2019)†

10.36
Performance Share Unit Award Overview containing the standard terms of performance share unit awards under the 2019 Long-Term Stock Incentive Plan (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended September 28, 2019)†

Exhibit Number	Description
10.37
Form of Performance-Based Restricted Stock Unit Award Notification under the 2019 Long-Term Stock Incentive Plan (filed as Exhibit 10.3 to the Form 10-Q for the quarterly period ended September 28, 2019)†

10.38
Restricted Stock Unit Overview containing the standard terms of restricted stock unit awards under the 2019 Long-Term Stock Incentive Plan (filed as Exhibit 10.4 to the Form 10-Q for the quarterly period ended September 28, 2019)†

10.39
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the 2019 Long-Term Stock Incentive Plan (filed as Exhibit 10.5 to the Form 10-Q for the quarterly period ended September 28, 2019)†

10.40	Amended and Restated Polo Ralph Lauren Supplemental Executive Retirement Plan (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended December 31, 2005)†
10.41*
Credit Agreement, dated as of August 12, 2019 and as amended by the First Amendment, dated as of May 26, 2020, among the Company, Ralph Lauren Europe Sàrl, RL Finance B.V. and Ralph Lauren Asia Pacific Limited as the borrowers, the lenders party thereto, Bank of America, N.A., as syndication agent, Wells Fargo Bank, N.A., HSBC Bank USA, N.A., ING Bank N.V., Dublin Branch, and Deutsche Bank Securities Inc., as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent

10.42*
Credit Agreement, dated as of May 26, 2020, among the Company, Ralph Lauren Europe Sàrl, RL Finance B.V. and Ralph Lauren Asia Pacific Limited as the borrowers, the lenders party thereto, Bank of America, N.A., as syndication agent, Deutsche Bank Securities Inc., ING Bank N.V., Dublin Branch, Sumitomo Mitsui Banking Corporation and HSBC Bank USA, N.A., as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent

14.1
Code of Ethics for Principal Executive Officers and Senior Financial Officers (filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2003 and available, as amended, on the Company's Internet site)

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
Date: May 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ RALPH LAUREN	Executive Chairman, Chief Creative Officer, and Director	May 27, 2020
Ralph Lauren

/S/ PATRICE LOUVET	President, Chief Executive Officer, and Director (Principal Executive Officer)	May 27, 2020
Patrice Louvet

/S/ JANE HAMILTON NIELSEN	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	May 27, 2020
Jane Hamilton Nielsen

/s/ DAVID LAUREN	Vice Chairman, Chief Innovation Officer, Strategic Advisor to the CEO, and Director	May 27, 2020
David Lauren

/S/ ANGELA AHRENDTS	Director	May 27, 2020
Angela Ahrendts

/S/ JOHN R. ALCHIN	Director	May 27, 2020
John R. Alchin

/S/ FRANK A. BENNACK, JR.	Director	May 27, 2020
Frank A. Bennack, Jr.

/S/ DR. JOYCE F. BROWN	Director	May 27, 2020
Dr. Joyce F. Brown

/S/ JOEL L. FLEISHMAN	Director	May 27, 2020
Joel L. Fleishman

/s/ MICHAEL A. GEORGE	Director	May 27, 2020
Michael A. George

Signature	Title	Date

/S/ HUBERT JOLY	Director	May 27, 2020
Hubert Joly

/S/ LINDA FINDLEY KOZLOWSKI	Director	May 27, 2020
Linda Findley Kozlowski

/S/ JUDITH MCHALE	Director	May 27, 2020
Judith McHale

/S/ ROBERT C. WRIGHT	Director	May 27, 2020
Robert C. Wright

RALPH LAUREN CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 28, 2020	March 30, 2019
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,620.4	$584.1
Short-term investments	495.9	1,403.4
Accounts receivable, net of allowances of $276.2 million and $192.2 million	277.1	398.1
Inventories	736.2	817.8
Income tax receivable	84.8	32.1
Prepaid expenses and other current assets	160.8	359.3
Total current assets	3,375.2	3,594.8
Property and equipment, net	979.5	1,039.2
Operating lease right-of-use assets	1,511.6	—
Deferred tax assets	245.2	67.0
Goodwill	915.5	919.6
Intangible assets, net	141.0	163.7
Other non-current assets	111.9	158.5
Total assets	$7,279.9	$5,942.8
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$475.0	$—
Current portion of long-term debt	299.6	—
Accounts payable	246.8	202.3
Income tax payable	65.1	29.4
Current operating lease liabilities	288.4	—
Accrued expenses and other current liabilities	717.1	968.4
Total current liabilities	2,092.0	1,200.1
Long-term debt	396.4	689.1
Long-term operating lease liabilities	1,568.3	—
Income tax payable	132.7	146.7
Non-current liability for unrecognized tax benefits	88.9	78.8
Other non-current liabilities	308.5	540.9
Commitments and contingencies (Note 15)
Total liabilities	4,586.8	2,655.6
Equity:
Class A common stock, par value $.01 per share; 104.9 million and 102.9 million shares issued; 47.6 million and 52.2 million shares outstanding	1.0	1.0
Class B common stock, par value $.01 per share; 24.9 million issued and outstanding; 25.9 million shares issued and outstanding	0.3	0.3
Additional paid-in-capital	2,594.4	2,493.8
Retained earnings	5,994.0	5,979.1
Treasury stock, Class A, at cost; 57.3 million and 50.7 million shares	(5,778.4)	(5,083.6)
Accumulated other comprehensive loss	(118.2)	(103.4)
Total equity	2,693.1	3,287.2
Total liabilities and equity	$7,279.9	$5,942.8
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
	(millions, except per share data)
Net revenues	$6,159.8	$6,313.0	$6,182.3
Cost of goods sold	(2,506.5)	(2,427.0)	(2,430.6)
Gross profit	3,653.3	3,886.0	3,751.7
Selling, general, and administrative expenses	(3,237.5)	(3,168.3)	(3,095.5)
Impairment of assets	(31.6)	(25.8)	(50.0)
Restructuring and other charges	(67.2)	(130.1)	(108.0)
Total other operating expenses, net	(3,336.3)	(3,324.2)	(3,253.5)
Operating income	317.0	561.8	498.2
Interest expense	(17.6)	(20.7)	(18.2)
Interest income	34.4	40.8	12.3
Other income (expense), net	(7.4)	0.6	(3.1)
Income before income taxes	326.4	582.5	489.2
Income tax benefit (provision)	57.9	(151.6)	(326.4)
Net income	$384.3	$430.9	$162.8

Net income per common share:
Basic	$5.07	$5.35	$1.99
Diluted	$4.98	$5.27	$1.97
Weighted-average common shares outstanding:
Basic	75.8	80.6	81.7
Diluted	77.2	81.7	82.5
Dividends declared per share	$2.75	$2.50	$2.00
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
	(millions)
Net income	$384.3	$430.9	$162.8
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	(11.9)	(39.2)	126.9
Net gains (losses) on cash flow hedges	(2.2)	36.2	(30.6)
Net gains (losses) on defined benefit plans	(0.7)	(1.9)	3.6
Other comprehensive income (loss), net of tax	(14.8)	(4.9)	99.9
Total comprehensive income	$369.5	$426.0	$262.7
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
	(millions)
Cash flows from operating activities:
Net income	$384.3	$430.9	$162.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	269.5	281.3	295.2
Deferred income tax expense (benefit)	(168.8)	8.5	84.1
Loss on sale of property	—	11.6	—
Non-cash stock-based compensation expense	100.6	88.6	74.5
Non-cash impairment of assets, including equity method investment	38.7	25.8	50.0
Bad debt expense	58.7	0.4	10.2
Other non-cash charges	(2.3)	6.5	1.7
Changes in operating assets and liabilities:
Accounts receivable	57.6	10.1	34.5
Inventories	72.3	(83.6)	65.4
Prepaid expenses and other current assets	58.2	(40.5)	(15.1)
Accounts payable and accrued liabilities	(64.3)	(4.7)	64.6
Income tax receivables and payables	(42.5)	29.7	165.1
Deferred income	—	(16.5)	1.4
Other balance sheet changes	(7.4)	35.7	(19.3)
Net cash provided by operating activities	754.6	783.8	975.1
Cash flows from investing activities:
Capital expenditures	(270.3)	(197.7)	(161.6)
Purchases of investments	(1,289.7)	(3,030.8)	(1,605.6)
Proceeds from sales and maturities of investments	2,240.4	2,357.5	1,582.7
Acquisitions and ventures	0.9	(4.5)	(4.6)
Proceeds from sale of property	20.8	20.0	—
Settlement of net investment hedges	—	(23.8)	—
Net cash provided by (used in) investing activities	702.1	(879.3)	(189.1)
Cash flows from financing activities:
Proceeds from credit facilities	475.0	—	10.1
Repayments of borrowings on credit facilities	—	(9.9)	—
Proceeds from the issuance of long-term debt	—	398.1	—
Repayments of long-term debt	—	(300.0)	—
Payments of finance lease obligations	(13.6)	(19.6)	(28.2)
Payments of dividends	(203.9)	(190.7)	(162.4)
Repurchases of common stock, including shares surrendered for tax withholdings	(694.8)	(502.6)	(17.1)
Proceeds from exercise of stock options	—	21.8	0.1
Other financing activities	(0.9)	(2.8)	—
Net cash used in financing activities	(438.2)	(605.7)	(197.5)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(15.2)	(27.8)	55.2
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,003.3	(729.0)	643.7
Cash, cash equivalents, and restricted cash at beginning of period	626.5	1,355.5	711.8
Cash, cash equivalents, and restricted cash at end of period	$1,629.8	$626.5	$1,355.5
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

			Additional		Treasury Stock
	Common Stock(a)		Paid-in	Retained	at Cost			Total
	Shares	Amount	Capital	Earnings	Shares	Amount	AOCI(b)	Equity
	(millions)
Balance at April 1, 2017	127.4	$1.2	$2,308.8	$5,751.9	46.4	$(4,563.9)	$(198.4)	$3,299.6
Comprehensive income:
Net income				162.8
Other comprehensive income							99.9
Total comprehensive income								262.7
Dividends declared				(162.5)				(162.5)
Repurchases of common stock					0.2	(17.1)		(17.1)
Stock-based compensation			74.5					74.5
Shares issued pursuant to stock-based compensation plans	0.5	0.1	0.1					0.2
Balance at March 31, 2018	127.9	$1.3	$2,383.4	$5,752.2	46.6	$(4,581.0)	$(98.5)	$3,457.4
Comprehensive income:
Net income				430.9
Other comprehensive loss							(4.9)
Total comprehensive income								426.0
Dividends declared				(198.9)				(198.9)
Repurchases of common stock					4.1	(502.6)		(502.6)
Stock-based compensation			88.6					88.6
Shares issued pursuant to stock-based compensation plans	0.9	—	21.8					21.8
Cumulative adjustment from adoption of new accounting standards				(5.1)				(5.1)
Balance at March 30, 2019	128.8	$1.3	$2,493.8	$5,979.1	50.7	$(5,083.6)	$(103.4)	$3,287.2
Comprehensive income:
Net income				384.3
Other comprehensive loss							(14.8)
Total comprehensive income								369.5
Dividends declared				(204.9)				(204.9)
Repurchases of common stock					6.6	(694.8)		(694.8)
Stock-based compensation			100.6					100.6
Shares issued pursuant to stock-based compensation plans	1.0	—	—					—
Cumulative adjustment from adoption of new accounting standards (see Note 4)				(164.5)				(164.5)
Balance at March 28, 2020	129.8	$1.3	$2,594.4	$5,994.0	57.3	$(5,778.4)	$(118.2)	$2,693.1

(a)
Includes Class A and Class B common stock. In Fiscal 2020, 1.0 million shares of Class B common stock were converted into an equal number of shares of Class A common stock pursuant to the terms of the Class B common stock (see Note 16).

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
The Company diversifies its business by geography (North America, Europe, and Asia, among other regions) and channel of distribution (retail, wholesale, and licensing). This allows the Company to maintain a dynamic balance as its operating results do not depend solely on the performance of any single geographic area or channel of distribution. The Company sells directly to consumers through its integrated retail channel, which includes its retail stores, concession-based shop-within-shops, and digital commerce operations around the world. The Company's wholesale sales are made principally to major department stores, specialty stores, and third-party digital partners around the world, as well as to certain third-party-owned stores to which the Company has licensed the right to operate in defined geographic territories using its trademarks. In addition, the Company licenses to third parties for specified periods the right to access its various trademarks in connection with the licensees' manufacture and sale of designated products, such as certain apparel, eyewear, fragrances, and home furnishings.
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
Fiscal Year
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2020 ended on March 28, 2020 and was a 52-week period ("Fiscal 2020"); fiscal year 2019 ended on March 30, 2019 and was a 52-week period ("Fiscal 2019"); fiscal year 2018 ended on March 31, 2018 and was a 52-week period ("Fiscal 2018"); and fiscal year 2021 will end on March 27, 2021 and will be a 52-week period ("Fiscal 2021").
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ materially from those estimates.
Significant estimates inherent in the preparation of the consolidated financial statements include reserves for bad debt, customer returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances; the realizability of inventory; reserves for litigation and other contingencies; useful lives and impairments of long-lived tangible and intangible assets; fair value measurements; accounting for income taxes and related uncertain tax positions; valuation of stock-based compensation awards and related forfeiture rates; reserves for restructuring activity; and accounting for business combinations, among others.
Reclassifications
Certain reclassifications have been made to the prior periods' financial information in order to conform to the current period's presentation, including a change to the Company's segment reporting structure as further described in Note 20.

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
Revenue from the Company's licensing arrangements is recognized over time during the period that licensees are provided access to the Company's trademarks (i.e., symbolic intellectual property) and benefit from such access through their sales of licensed products. These arrangements require licensees to pay a sales-based royalty, which for most arrangements may be subject to a contractually-guaranteed minimum royalty amount. Payments are generally due quarterly and, depending on time of receipt, may be recorded as a liability until recognized as revenue. The Company recognizes revenue for sales-based royalty arrangements (including those for which the royalty exceeds any contractually-guaranteed minimum royalty amount) as licensed products are sold by the licensee. If a sales-based royalty is not ultimately expected to exceed a contractually-guaranteed minimum royalty amount, the minimum is recognized as revenue ratably over the contractual period. This sales-based output measure of progress and pattern of recognition best represents the value transferred to the licensee over the term of the arrangement, as well as the amount of consideration that the Company is entitled to receive in exchange for providing access to its trademarks. As of March 28, 2020, contractually-guaranteed minimum royalty amounts expected to be recognized as revenue during future periods were as follows:

Contractually-Guaranteed Minimum Royalties(a)
(millions)
Fiscal 2021	$119.0
Fiscal 2022	80.7
Fiscal 2023	45.1
Fiscal 2024	27.2
Fiscal 2025 and thereafter	1.1
Total	$273.1

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)	Amounts presented do not contemplate anticipated contract renewals or royalties earned in excess of the contractually guaranteed minimums.
Disaggregated Net Revenues
The following tables disaggregate the Company's net revenues into categories that depict how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors for the fiscal periods presented:

	Fiscal Year Ended
	March 28, 2020
	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$1,727.3	$874.6	$948.0	$191.0	$3,740.9
Wholesale	1,413.2	757.6	69.2	10.8	2,250.8
Licensing	—	—	—	168.1	168.1
Total	$3,140.5	$1,632.2	$1,017.2	$369.9	$6,159.8

	Fiscal Year Ended
	March 30, 2019
	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$1,688.5	$881.1	$969.9	$208.3	$3,747.8
Wholesale	1,514.4	801.9	71.1	5.1	2,392.5
Licensing	—	—	—	172.7	172.7
Total	$3,202.9	$1,683.0	$1,041.0	$386.1	$6,313.0

	Fiscal Year Ended
	March 31, 2018
	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$1,659.6	$857.9	$874.1	$224.8	$3,616.4
Wholesale	1,571.4	750.4	59.6	7.8	2,389.2
Licensing	—	—	—	176.7	176.7
Total	$3,231.0	$1,608.3	$933.7	$409.3	$6,182.3

(a)	Net revenues from the Company's retail and wholesale businesses are recognized at a point in time. Net revenues from the Company's licensing business are recognized over time.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Income
Deferred income represents cash payments received in advance of the Company's transfer of control of products or services to its customers and is generally comprised of unredeemed gift cards, net of breakage, and advance royalty payments from licensees. The Company's deferred income balances were $14.6 million and $14.8 million as of March 28, 2020 and March 30, 2019, respectively, and were primarily recorded within accrued expenses and other current liabilities within the consolidated balance sheets. During Fiscal 2020, the Company recognized $9.3 million of net revenues from amounts recorded as deferred income as of March 30, 2019. The majority of the deferred income balance as of March 28, 2020 is expected to be recognized as revenue within the next twelve months.
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
Shipping and Handling Costs
Costs associated with shipping goods to customers are accounted for as fulfillment activities and reflected as a component of SG&A expenses in the consolidated statements of operations. Shipping and handling costs (described above) billed to customers are included in revenue. A summary of shipping and handling costs is as follows:

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
	(millions)
Shipping costs	$46.7	$49.1	$39.1
Handling costs	154.0	153.1	155.4

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
Advertising and marketing expenses were $278.0 million, $272.8 million, and $241.1 million in Fiscal 2020, Fiscal 2019, and Fiscal 2018, respectively. Deferred advertising, marketing, and promotional costs, which principally relate to advertisements that have not yet been exhibited or services that have not yet been received, were $10.1 million and $9.6 million at the end of Fiscal 2020 and Fiscal 2019, respectively, and were recorded within prepaid expenses and other current assets in the Company's consolidated balance sheets.
Foreign Currency Translation and Transactions
The financial position and operating results of the Company's foreign operations are accounted for in their respective functional currencies, which are primarily consistent with the local currency. For purposes of consolidation, local currency assets and liabilities are translated to U.S. Dollars at the rates of exchange in effect on the balance sheet date, and local currency revenues and expenses are translated to U.S. Dollars at average rates of exchange in effect during the period. The resulting translation gains or losses are included in the consolidated statements of comprehensive income as a component of other comprehensive income (loss) ("OCI") and in the consolidated statements of equity within accumulated other comprehensive income (loss) ("AOCI"). Gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature are also included within this component of equity.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also recognizes gains and losses on both third-party and intercompany balances that are denominated in a currency other than the respective entity's functional currency. Such foreign currency transactional gains and losses are recognized within other income (expense), net in the consolidated statements of operations, inclusive of the effects of any related hedging activities, and reflected net losses of $1.1 million and $2.8 million in Fiscal 2020 and Fiscal 2019, respectively, and net gains of $4.5 million in Fiscal 2018.
Comprehensive Income
Comprehensive income, which is reported in the consolidated statements of comprehensive income and consolidated statements of equity, consists of net income and certain other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income and referred to as OCI. Components of OCI consist of foreign currency translation gains (losses); net realized and unrealized gains (losses) on cash flow hedges, such as forward foreign currency exchange contracts; net realized and unrealized gains (losses) on available-for-sale investments; and net realized and unrealized gains (losses) related to the Company's defined benefit plans.
Net Income per Common Share
Basic net income per common share is computed by dividing net income attributable to common shares by the weighted-average number of common shares outstanding during the period. Weighted-average common shares include shares of the Company's Class A and Class B common stock. Diluted net income per common share adjusts basic net income per common share for the dilutive effects of outstanding restricted stock units ("RSUs"), stock options, and any other potentially dilutive instruments, only in the periods in which such effects are dilutive.
The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to shares used to calculate diluted net income per common share as follows:

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
	(millions)
Basic shares	75.8	80.6	81.7
Dilutive effect of RSUs and stock options	1.4	1.1	0.8
Diluted shares	77.2	81.7	82.5

All earnings per share amounts have been calculated using unrounded numbers. The Company has outstanding performance-based and market-based RSUs, which are included in the computation of diluted shares only to the extent that the underlying performance or market conditions (i) have been satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. In addition, options to purchase shares of the Company's Class A common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. As of the end of Fiscal 2020, Fiscal 2019, and Fiscal 2018, there were 0.8 million, 1.4 million, and 2.0 million, respectively, of additional shares issuable contingent on vesting of performance-based RSUs and upon exercise of anti-dilutive options, that were excluded from the diluted shares calculations.
Stock-Based Compensation
The Company recognizes expense for all stock-based compensation awards granted to employees and non-employee directors based on the grant date fair value of the awards over the requisite service period, adjusted for forfeitures which are estimated based on an analysis of historical experience and expected future trends. The grant date fair value of the Company's market-based RSU awards, for which vesting is dependent upon total shareholder return ("TSR") of its Class A common stock over a three-year performance period relative to that of a pre-established peer group, is estimated using a Monte Carlo simulation model. The grant date fair values of restricted stock awards, service-based RSUs, and performance-based RSUs are determined based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue while outstanding and unvested. The Company uses the Black-Scholes valuation model to estimate the grant date fair value of any stock option awards. Compensation expense for all performance-based RSUs is recognized over the requisite service period when attainment of the performance goal is deemed

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

probable, net of estimated forfeitures. Compensation expense for market-based RSUs, net of estimated forfeitures, is recognized over the requisite service period regardless of whether, and the extent to which, the market condition is ultimately satisfied. The Company recognizes compensation expense on an accelerated basis for all awards with graded vesting terms, including restricted stock, certain RSUs, and stock options. For RSU awards with cliff vesting terms, compensation expense is recognized on a straight-line basis. For certain RSU awards granted to retirement-eligible employees, or employees who will become retirement-eligible prior to the end of the awards' respective stated vesting periods, the related stock-based compensation expense is recognized on an accelerated basis over a term commensurate with the period that the employee is required to provide service in order to vest in the award. See Note 18 for further discussion of the Company's stock-based compensation plans.
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid investments with original maturities of 90 days or less, including investments in time deposits and debt securities. Investments in debt securities are diversified across high-credit quality issuers in accordance with the Company's risk-management policies.
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
The Company classifies all of its investments at the time of purchase as available-for-sale. These investments are recorded at fair value with unrealized gains or losses classified as a component of AOCI in the consolidated balance sheets, and related realized gains or losses recorded within income (expense), net, in the consolidated statements of operations. Cash inflows and outflows related to the sale and purchase of investments are classified as investing activities in the Company's consolidated statements of cash flows.
Equity-method Investments
Investment ownership interests that provide the Company with significant influence, but less than a controlling interest, over an investee are accounted for using the equity method of accounting. Significant influence is generally presumed to exist when the Company owns between 20% and 50% of the investee.
Under the equity method of accounting, the following amounts are generally recorded in the Company's consolidated financial statements: the Company's original investment, as subsequently adjusted for its share of the investee's earnings (losses) and reduced by any dividends received and other-than-temporary impairments recorded, is included in the consolidated balance sheets; the Company's share of the investee's periodic earnings (losses) is included in the consolidated statements of operations; and dividends and other cash distributions received from the investee and additional cash investments made in or other cash paid to the investee are included in the consolidated statements of cash flows.
The Company's share of equity-method investee earnings and losses is recognized within other income (expense), net, in the consolidated statements of operations, and reflected net gains of $0.1 million and $2.9 million in Fiscal 2020 and Fiscal 2019, respectively, and net losses of $4.5 million in Fiscal 2018.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impairment Assessment
The Company evaluates its investments that are in unrealized loss positions, if any, and equity method investments for other-than-temporary impairment on a quarterly basis (see Note 12). Such evaluation involves a variety of considerations, including assessments of the risks and uncertainties associated with general economic conditions and distinct conditions affecting specific issuers or investees. Factors considered by the Company include (i) the length of time and the extent to which an investment's fair value has been below its cost; (ii) the financial condition, credit worthiness, and near-term prospects of the issuer; (iii) the length of time to maturity; (iv) future economic conditions and market forecasts; (v) the Company's intent and ability to retain its investment for a period of time sufficient to allow for recovery of market value; (vi) an assessment of whether it is more likely than not that the Company will be required to sell its investment before recovery of market value; and (vii) whether events or changes in circumstances indicate that the investment's carrying amount might not be recoverable. See Note 13 for further information relating to the Company's investments.
During Fiscal 2020, the Company recorded a $7.1 million impairment charge within other income (expense), net in the consolidated statements of operations relating to an equity method investment (see Note 8).
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
A rollforward of the activity in the Company's reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented below:

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
	(millions)
Beginning reserve balance	$176.5	$202.5	$202.8
Amount charged against revenue to increase reserve	580.1	543.8	585.0
Amount credited against customer accounts to decrease reserve	(550.3)	(563.0)	(596.6)
Foreign currency translation	(1.6)	(6.8)	11.3
Ending reserve balance	$204.7	$176.5	$202.5

An allowance for doubtful accounts is determined through an analysis of accounts receivable aging, assessments of collectability based on evaluation of historical and anticipated trends, the financial condition of the Company's customers and their ability to withstand prolonged periods of adverse economic conditions, and evaluation of the impact of other economic and market conditions, among other factors. The Company's estimated allowance for doubtful accounts as of March 28, 2020 reflects adverse impacts associated with COVID-19 business disruptions, which include temporary department and specialty store closures worldwide, as well as declines in retail traffic, tourism, and consumer spending on discretionary items.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A rollforward of the activity in the Company's allowance for doubtful accounts is presented below:

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
	(millions)
Beginning reserve balance	$15.7	$19.7	$11.6
Amount recorded to expense to increase reserve(a)	58.7	0.4	10.2
Amount written-off against customer accounts to decrease reserve	(2.6)	(3.5)	(3.2)
Foreign currency translation	(0.3)	(0.9)	1.1
Ending reserve balance	$71.5	$15.7	$19.7

(a)	Amounts recorded to bad debt expense are included within SG&A expenses in the consolidated statements of operations.
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department stores, specialty stores, and third-party digital partners around the world, and extends credit based on an evaluation of each customer's financial capacity and condition, usually without requiring collateral. In the Company's wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2020, the Company's sales to its three largest wholesale customers accounted for approximately 18% of total net revenues. Substantially all of the Company's sales to its three largest wholesale customers related to its North America segment. As of March 28, 2020, these three key wholesale customers constituted approximately 32% of total gross accounts receivable.
Inventories
The Company holds inventory that is sold in its retail stores and digital commerce sites directly to consumers. The Company also holds inventory that is sold through wholesale distribution channels to major department stores, specialty stores, and third-party digital partners. Substantially all of the Company's inventories consist of finished goods, which are stated at the lower of cost or estimated realizable value, with cost determined on a weighted-average cost basis.
The estimated realizable value of inventory is determined based on an analysis of historical sales trends of the Company's individual product lines, the impact of market trends and economic conditions, and a forecast of future demand, giving consideration to the value of current in-house orders for future sales of inventory, as well as plans to sell inventory through the Company's factory stores, among other liquidation channels. Actual results may differ from estimates due to the quantity, quality, and mix of products in inventory, consumer and retailer preferences, and actual economic and market conditions. In addition, reserves for inventory shrinkage, representing the risk of physical loss of inventory, are estimated based on historical experience and are adjusted based upon physical inventory counts. The Company's historical estimates of the realizable value of its inventory and its reserves for inventory shrinkage have not differed materially from actual results. However, unforeseen adverse future economic and market conditions, such as those resulting from disease pandemics and other catastrophic events, could result in the Company's actual results differing materially from its estimates.
The Company's estimated realizable value of its inventory as of March 28, 2020 reflects adverse impacts associated with COVID-19 business disruptions, which include temporary closures of the Company's stores and those of its wholesale customers worldwide, as well as declines in retail traffic, tourism, and consumer spending on discretionary items.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and equipment, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable (see Note 12). In evaluating long-lived assets for recoverability, including finite-lived intangibles as described below, the Company uses its best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than its carrying value, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value, considering external market participant assumptions. Assets to be disposed of and for which there is a committed plan for disposal are reported at the lower of carrying value or fair value, less costs to sell.
Leases
As discussed in Note 4, the Company adopted a new lease accounting standard as of the beginning of Fiscal 2020.
The Company's lease arrangements primarily relate to real estate, including its retail stores, concession-based shop-within-shops, corporate offices, and warehouse facilities, and to a lesser extent, certain equipment and other assets. The Company's leases generally have initial terms ranging from three to fifteen years and may include renewal or early-termination options, rent escalation clauses, and/or lease incentives in the form of construction allowances and rent abatements. Renewal rent payment terms generally reflect market rates prevailing at the time of renewal. The Company is typically required to make fixed minimum rent payments, variable rent payments based on performance (e.g., percentage-of-sales-based payments), or a combination thereof, directly related to its right to use an underlying leased asset. The Company is also often required to pay for certain other costs that do not relate specifically to its right to use an underlying leased asset, but that are associated with the asset, including real estate taxes, insurance, common area maintenance fees, and/or certain other costs (referred to collectively herein as "non-lease components"), which may be fixed or variable in amount, depending on the terms of the respective lease agreement. The Company's leases do not contain significant residual value guarantees or restrictive covenants.
The Company determines whether an arrangement contains a lease at the arrangement's inception. If a lease is determined to exist, its related term is assessed at lease commencement, once the underlying asset is made available by the lessor for the Company's use. The Company's assessment of the lease term reflects the non-cancellable period of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options for which the Company is not considered reasonably certain of exercising, as well as periods covered by renewal options for which it is considered reasonably certain of exercising. The Company also determines lease classification as either operating or finance (formerly referred to as "capital") at lease commencement, which governs the pattern of expense recognition and the presentation thereof reflected in the consolidated statements of operations over the lease term.
For leases with a lease term exceeding 12 months, a lease liability is recorded on the Company's consolidated balance sheet at lease commencement reflecting the present value of its fixed payment obligations over such term. A corresponding right-of-use ("ROU") asset equal to the initial lease liability is also recorded, increased by any prepaid rent and/or initial direct costs incurred in connection with execution of the lease, and reduced by any lease incentives received. The Company includes fixed payment obligations related to non-lease components in the measurement of ROU assets and lease liabilities, as it elects to account for lease and non-lease components together as a single lease component. Variable lease payments are not included in the measurement of ROU assets and lease liabilities. ROU assets associated with finance leases are presented separate from those associated with operating leases, and are included within property and equipment, net on the Company's consolidated balance sheet. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are not readily determinable. The Company's incremental borrowing rate reflects the rate it would pay to borrow on a secured basis an amount equal to the lease payments and incorporates the term and economic environment of the lease.
For operating leases, fixed lease payments are recognized as operating lease cost on a straight-line basis over the lease term. For finance leases, the initial ROU asset is depreciated on a straight-line basis over the lease term, along with recognition of interest expense associated with accretion of the lease liability, which is ultimately reduced by the related fixed payments as they are made. For leases with a lease term of 12 months or less (referred to as a "short-term lease"), any fixed lease payments are recognized on a straight-line basis over such term and are not recognized on the consolidated balance sheet. Variable lease cost, if any, is recognized as incurred for all leases.
ROU assets, along with any other related long-lived assets, are periodically evaluated for impairment whenever events or circumstances indicate that their carrying values may not be fully recoverable (see Note 12). To the extent that an ROU asset and any related long-lived assets are determined to be impaired, they are written down accordingly on a relative carrying amount basis,

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with the ROU asset written down to an amount no lower than its estimated fair value. Subsequent to the recognition of any such impairment, total remaining lease cost is recognized on a front-loaded basis over the remaining lease term.
See Note 14 for further discussion of the Company's leases.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative Financial Instruments
The Company records derivative financial instruments on its consolidated balance sheets at fair value. Changes in the fair value of derivative instruments that are designated and qualify for hedge accounting are either (i) offset through earnings against the changes in fair value of the related hedged assets, liabilities, or firm commitments or (ii) recognized in equity as a component of AOCI until the hedged item is recognized in earnings, depending on whether the instrument is hedging against changes in fair value or cash flows and net investments, respectively.
Each derivative instrument that qualifies for hedge accounting is expected to be highly effective in offsetting the risk associated with the related exposure. For each instrument that is designated as a hedge, the Company documents the related risk management objective and strategy, including identification of the hedging instrument, the hedged item, and the risk exposure, as well as how hedge effectiveness will be assessed over the instrument's term. To assess hedge effectiveness at the inception of a hedging relationship, the Company generally uses regression analysis, a statistical method, to compare changes in the fair value of the derivative instrument to changes in the fair value or cash flows of the related hedged item. The extent to which a hedging instrument has been and is expected to remain highly effective in achieving offsetting changes in fair value or cash flows is assessed by the Company on at least a quarterly basis.
Given its use of derivative instruments, the Company is exposed to the risk that counterparties to such contracts will fail to meet their contractual obligations. To mitigate such counterparty credit risk, the Company has a policy of only entering into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. The Company's established policies and procedures for mitigating credit risk from derivative transactions include ongoing review and assessment of its counterparties' creditworthiness. The Company also enters into master netting arrangements with counterparties, when possible, to further mitigate credit risk. In the event of default or termination (as such terms are defined within the respective master netting arrangement), these arrangements allow the Company to net-settle amounts payable and receivable related to multiple derivative transactions with the same counterparty. The master netting arrangements specify a number of events of default and termination, including the failure to make timely payments.
The fair values of the Company's derivative instruments are recorded on its consolidated balance sheets on a gross basis. For cash flow reporting purposes, proceeds received or amounts paid upon the settlement of a derivative instrument are classified in the same manner as the related item being hedged, primarily within cash flows from operating activities.
Cash Flow Hedges
The Company uses forward foreign currency exchange contracts to mitigate its risk related to exchange rate fluctuations on inventory transactions made in an entity's non-functional currency. To the extent designated as cash flow hedges, related gains or losses on such instruments are initially deferred in equity as a component of AOCI and are subsequently recognized within cost of goods sold in the consolidated statements of operations when the related inventory is sold.
If a derivative instrument is dedesignated or if hedge accounting is discontinued because the instrument is not expected to be highly effective in hedging the designated exposure, any further gains (losses) are recognized in earnings each period within other income (expense), net. Upon discontinuance of hedge accounting, the cumulative change in fair value of the derivative instrument recorded in AOCI is recognized in earnings when the related hedged item affects earnings, consistent with the hedging strategy, unless the related forecasted transaction is probable of not occurring, in which case the accumulated amount is immediately recognized in earnings within other income (expense), net.
Hedges of Net Investments in Foreign Operations
The Company periodically uses cross-currency swap contracts and forward foreign currency exchange contracts to reduce risk associated with exchange rate fluctuations on certain of its net investments in foreign subsidiaries. Changes in the fair values of such derivative instruments that are designated as hedges of net investments in foreign operations are recorded in equity as a component of AOCI in the same manner as foreign currency translation adjustments. In assessing the effectiveness of such hedges, the Company uses a method based on changes in spot rates to measure the impact of foreign currency exchange rate fluctuations on both its foreign subsidiary net investment and the related hedging instrument. Under this method, changes in the fair value of the hedging instrument other than those due to changes in the spot rate are initially recorded in AOCI as a translation adjustment and are amortized into earnings as interest expense using a systematic and rational method over the instrument's term. Changes in fair value associated with the effective portion (i.e., those due to changes in the spot rate) are recorded in AOCI as a translation adjustment and are released and recognized in earnings only upon the sale or liquidation of the hedged net investment.

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
Undesignated Hedges
The Company uses undesignated hedges primarily to hedge foreign currency exchange rate risk related to third-party and intercompany balances and exposures. Changes in the fair value of undesignated derivative instruments are recognized in earnings each period within other income (expense), net.
See Note 13 for further discussion of the Company's derivative financial instruments.

4.	Recently Issued Accounting Standards
Implementation Costs in Cloud Computing Arrangements
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" ("ASU 2018-15"). ASU 2018-15 addresses diversity in practice surrounding the accounting for costs incurred to implement a cloud computing hosting arrangement that is a service contract by establishing a model for capitalizing or expensing such costs, depending on their nature and the stage of the implementation project during which they are incurred. Any capitalized costs are to be amortized over the reasonably certain term of the hosting arrangement and presented in the same line within the statement of operations as the related service arrangement's fees. ASU 2018-15 also requires enhanced qualitative and quantitative disclosures surrounding hosting arrangements that are service contracts. ASU 2018-15 is effective for the Company beginning in its Fiscal 2021, with early adoption permitted, and may be adopted on either a retrospective or prospective basis. Other than the new disclosure requirements, the Company does not currently expect that the adoption of ASU 2018-15 will have a material impact on its consolidated financial statements.
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
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). ASU 2016-13, which was further updated and clarified by the FASB through issuance of additional related ASUs, amends the guidance surrounding measurement and recognition of credit losses on financial assets measured at amortized cost, including trade receivables and investments in certain debt securities, by requiring upfront recognition of an allowance for credit losses expected to be incurred over an asset's lifetime based on relevant information about past events, current conditions, and supportable forecasts impacting its ultimate collectibility. It is expected that application of this "expected loss" model will result in earlier recognition of credit losses than the current "as incurred" model, under which losses are recognized only upon occurrence of an event that gives rise to the incurrence of a probable loss. While the Company's historical bad debt write-off activity has generally been insignificant, similar to current practice, the extent of losses ultimately recognized will depend on prevailing

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

conditions and ongoing consideration of information and forecasts that inform assessments of collectability. ASU 2016-13 is effective for the Company beginning in its Fiscal 2021, with early adoption permitted, and is to be adopted on a modified retrospective basis.
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
The Company also recorded other initial ROU asset impairments to reduce its opening retained earnings balance upon adoption of the standard related to leases of certain underperforming retail locations for which the carrying value of the respective store's initial operating lease ROU asset exceeded its fair value. These impairments totaled $49.7 million and were recorded as adjustments to reduce the Company's opening retained earnings balance by $37.8 million, net of related income tax effects. Leasehold improvements related to these underperforming retail locations were previously fully-impaired prior to the adoption of ASU 2016-02.
See Notes 3 and 14 for further discussion of the Company's lease accounting policy and other related disclosures.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Property and Equipment
Property and equipment, net consists of the following:

	March 28, 2020	March 30, 2019
	(millions)
Land and improvements	$15.3	$15.3
Buildings and improvements	309.0	387.8
Furniture and fixtures	629.5	626.4
Machinery and equipment	378.8	350.4
Capitalized software	543.3	534.0
Leasehold improvements	1,194.5	1,169.4
Construction in progress	37.5	58.7
	3,107.9	3,142.0
Less: accumulated depreciation	(2,128.4)	(2,102.8)
Property and equipment, net	$979.5	$1,039.2

Depreciation expense was $246.6 million, $257.8 million, and $271.2 million during Fiscal 2020, Fiscal 2019, and Fiscal 2018, respectively, and is recorded primarily within SG&A expenses in the consolidated statements of operations.

6.	Goodwill and Other Intangible Assets
Goodwill
The following table details the changes in goodwill for each of the Company's segments during Fiscal 2020 and Fiscal 2019:

	North America	Europe	Asia	Other Non-reportable Segments(a)	Total(a)
	(millions)
Balance at March 31, 2018	$421.8	$317.9	$78.8	$132.0	$950.5
Foreign currency translation	—	(27.9)	(3.0)	—	(30.9)
Balance at March 30, 2019	421.8	290.0	75.8	132.0	919.6
Foreign currency translation	—	(4.9)	0.8	—	(4.1)
Balance at March 28, 2020	$421.8	$285.1	$76.6	$132.0	$915.5

(a)	The goodwill balance for each period presented is net of accumulated impairment charges of $5.2 million related to the Company's other non-reportable segments.
Based on the results of the Company's goodwill impairment testing in Fiscal 2020, Fiscal 2019, and Fiscal 2018, no goodwill impairment charges were recorded. See Note 12 for further discussion of the Company's goodwill impairment testing.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Intangible Assets
Other intangible assets consist of the following:

	March 28, 2020			March 30, 2019
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Re-acquired licensed trademarks	$231.6	$(155.4)	$76.2	$231.3	$(146.8)	$84.5
Customer relationships	253.9	(199.0)	54.9	253.2	(184.0)	69.2
Other	10.1	(7.5)	2.6	10.1	(7.4)	2.7
Total intangible assets subject to amortization	495.6	(361.9)	133.7	494.6	(338.2)	156.4
Intangible assets not subject to amortization:
Trademarks and brands	7.3	N/A	7.3	7.3	N/A	7.3
Total intangible assets	$502.9	$(361.9)	$141.0	$501.9	$(338.2)	$163.7

Amortization Expense
Amortization expense was $22.9 million, $23.5 million, and $24.0 million during Fiscal 2020, Fiscal 2019, and Fiscal 2018, respectively, and is recorded within SG&A expenses in the consolidated statements of operations.
Based on the balance of the Company's finite-lived intangible assets subject to amortization as of March 28, 2020, the expected amortization expense for each of the next five fiscal years and thereafter is as follows:

Amortization Expense
(millions)
Fiscal 2021	$19.8
Fiscal 2022	17.9
Fiscal 2023	14.4
Fiscal 2024	13.2
Fiscal 2025	12.9
Fiscal 2026 and thereafter	55.5
Total	$133.7

The expected future amortization expense above reflects weighted-average estimated remaining useful lives of 9.9 years for re-acquired licensed trademarks, 7.9 years for customer relationships, and 9.2 years for the Company's finite-lived intangible assets in total.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Other Assets and Liabilities
Prepaid expenses and other current assets consist of the following:

	March 28, 2020	March 30, 2019
	(millions)
Non-trade receivables	$27.0	$30.8
Other taxes receivable	24.7	137.9
Prepaid software maintenance	23.2	19.8
Derivative financial instruments	13.7	19.8
Prepaid advertising and marketing	10.1	9.6
Inventory return asset	8.9	18.4
Prepaid occupancy expense	6.7	38.0
Tenant allowances receivable	1.8	8.2
Restricted cash	1.4	11.9
Assets held-for-sale(a)	—	20.8
Other prepaid expenses and current assets	43.3	44.1
Total prepaid expenses and other current assets	$160.8	$359.3

(a)
Balance as of March 30, 2019 related to the estimated fair value, less costs to sell, of the Company's corporate jet. The jet was sold during Fiscal 2020 with no gain or loss recognized on sale. The Company donated the $20.8 million net cash proceeds received from the sale to the Ralph Lauren Corporate Foundation (formerly known as the Polo Ralph Lauren Foundation), a non-profit, charitable foundation that supports various philanthropic programs.

Other non-current assets consist of the following:

	March 28, 2020	March 30, 2019
	(millions)
Derivative financial instruments	$48.6	$12.2
Security deposits	29.4	24.5
Restricted cash	8.0	30.5
Non-current investments	—	44.9
Other non-current assets	25.9	46.4
Total other non-current assets	$111.9	$158.5

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accrued expenses and other current liabilities consist of the following:

	March 28, 2020	March 30, 2019
	(millions)
Accrued payroll and benefits	$186.2	$232.5
Accrued operating expenses	176.4	235.2
Accrued inventory	167.1	141.0
Dividends payable	49.8	48.8
Other taxes payable	47.9	158.3
Accrued capital expenditures	29.1	47.6
Restructuring reserve	25.5	60.4
Deferred income	14.6	14.1
Finance lease obligations	9.8	22.3
Derivative financial instruments	6.9	3.6
Other accrued expenses and current liabilities	3.8	4.6
Total accrued expenses and other current liabilities	$717.1	$968.4

Other non-current liabilities consist of the following:

	March 28, 2020	March 30, 2019
	(millions)
Finance lease obligations	$189.4	$212.6
Deferred lease incentives and obligations	57.8	202.7
Accrued benefits and deferred compensation	19.5	26.2
Deferred tax liabilities	10.0	50.2
Restructuring reserve	2.0	11.4
Derivative financial instruments	—	11.9
Other non-current liabilities	29.8	25.9
Total other non-current liabilities	$308.5	$540.9

8.	Impairment of Assets
During Fiscal 2020, the Company recorded non-cash impairment charges of $31.6 million to write-down certain long-lived assets, of which $8.7 million was recorded in connection with its restructuring plans (see Note 9) and $22.9 million of which related to underperforming stores identified through its on-going store portfolio evaluation and adverse impacts associated with COVID-19 business disruptions. These charges were recorded within impairment of assets in the consolidated statements of operations. In addition, the Company recorded a $7.1 million impairment charge within other income (expense), net in the consolidated statements of operations during Fiscal 2020 relating to an equity method investment.
During Fiscal 2019, the Company recorded non-cash impairment charges of $21.2 million to write-down certain long-lived assets, of which $10.7 million was recorded in connection with its restructuring plans (see Note 9) and $10.5 million of which related to underperforming stores identified as a result of its on-going store portfolio evaluation. Additionally, as a result of its decision to sell its corporate jet in connection with its cost savings initiative, the Company recorded a non-cash impairment charge of $4.6 million during Fiscal 2019 to reduce the carrying value of the asset held-for-sale to its estimated fair value, less costs to sell.
During Fiscal 2018, the Company recorded non-cash impairment charges of $41.2 million, to write-down certain long-lived assets, of which $16.0 million was recorded in connection with its restructuring plans (see Note 9) and $25.2 million of which related to underperforming stores identified as a result of its on-going store portfolio evaluation. Additionally, as a result of a

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

change in the planned usage of a certain intangible asset, the Company recorded a non-cash impairment charge of $8.8 million during Fiscal 2018 to reduce the carrying value of the intangible asset to its estimated fair value.
See Note 12 for further discussion of the non-cash impairment charges recorded during the fiscal years presented.

9.	Restructuring and Other Charges
A description of significant restructuring and other activities and their related costs is included below.
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
Actions associated with the Fiscal 2019 Restructuring Plan are complete and no additional charges are expected to be incurred in connection with this plan. A summary of the charges recorded in connection with the Fiscal 2019 Restructuring Plan during the fiscal periods presented, as well as the cumulative charges recorded since its inception, is as follows:

	Fiscal Year Ended		Cumulative Charges
	March 28, 2020	March 30, 2019
	(millions)
Cash-related restructuring charges:
Severance and benefit costs	$30.1	$60.2	$90.3
Lease termination and store closure costs	0.5	1.8	2.3
Other cash charges	3.4	7.4	10.8
Total cash-related restructuring charges	34.0	69.4	103.4
Non-cash charges:
Impairment of assets (see Note 8)	8.7	10.3	19.0
Inventory-related charges(a)	2.2	6.0	8.2
Accelerated stock-based compensation expense(b)	3.6	—	3.6
Loss on sale of property(c)	—	11.6	11.6
Total non-cash charges	14.5	27.9	42.4
Total charges	$48.5	$97.3	$145.8

(a)	Inventory-related charges are recorded within cost of goods sold in the consolidated statements of operations.

(b)
Accelerated stock-based compensation expense, which is recorded within restructuring and other charges in the consolidated statements of operations, was recorded in connection with vesting provisions associated with certain separation agreements.

(c)
Loss on sale of property, which was recorded within restructuring and other charges in the consolidated statements of operations during Fiscal 2019, was incurred in connection with the sale of one of the Company's distribution centers in North America. Total cash proceeds from the sale were $20.0 million.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the activity in the restructuring reserve related to the Fiscal 2019 Restructuring Plan is as follows:

	Severance and Benefit Costs	Lease Termination and Store Closure Costs	Other Cash Charges	Total
	(millions)
Balance at March 31, 2018	$—	$—	$—	$—
Additions charged to expense	60.2	1.8	7.4	69.4
Cash payments charged against reserve	(19.0)	(2.1)	(7.3)	(28.4)
Non-cash adjustments	(0.2)	0.8	—	0.6
Balance at March 30, 2019	41.0	0.5	0.1	41.6
Additions charged to expense	30.1	0.5	3.4	34.0
Cash payments charged against reserve	(47.6)	(0.6)	(2.9)	(51.1)
Non-cash adjustments(a)	—	(0.4)	—	(0.4)
Balance at March 28, 2020	$23.5	$—	$0.6	$24.1

(a)
Certain lease-related liabilities previously recognized in connection with the Company's closure and cessation of use of real estate locations were reclassified and reflected as reductions of the respective operating lease ROU assets initially recognized upon adoption of ASU 2016-02 (see Note 4).

Way Forward Plan
On June 2, 2016, the Company's Board of Directors approved a restructuring plan with the objective of delivering sustainable, profitable sales growth and long-term value creation for shareholders (the "Way Forward Plan"). In connection with the Way Forward Plan, the Company refocused on its core brands and its product, marketing, and shopping experience to increase desirability and relevance. It also evolved its operating model by significantly improving quality of sales, reducing supply chain lead times, improving its sourcing, and executing a disciplined multi-channel distribution and expansion strategy. The Company reduced its cost structure and implemented a return on investment-driven financial model to free up resources to invest in the brand and drive high-quality sales. The Company also strengthened its leadership team and created a more nimble organization by moving from an average of nine to six layers of management. The Way Forward Plan also included the discontinuance of the Company's Denim & Supply brand and the integration of its denim product offerings into its Polo Ralph Lauren brand. Collectively, these actions, which were substantially completed during the Company's fiscal year ended April 1, 2017 ("Fiscal 2017"), resulted in a reduction in workforce and the closure of certain stores and shop-within-shops.
On March 30, 2017, the Company's Board of Directors approved the following additional restructuring-related activities associated with the Way Forward Plan: (i) the restructuring of its in-house global digital commerce platform which was in development and shifting to a more cost-effective, flexible platform through a new agreement with Salesforce's Commerce Cloud, formerly known as Demandware; (ii) the closure of its Polo store at 711 Fifth Avenue in New York City; and (iii) the further streamlining of the organization and the execution of other key corporate actions. These additional restructuring-related activities were largely completed during Fiscal 2018 and resulted in a further reduction in workforce and the closure of certain corporate office and store locations.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Actions associated with the Way Forward Plan are complete and no additional charges are expected to be incurred in connection with this plan. A summary of the charges recorded in connection with the Way Forward Plan during the fiscal periods presented, as well as the cumulative charges recorded since its inception, is as follows:

	Fiscal Years Ended		Cumulative Charges
	March 30, 2019	March 31, 2018
	(millions)
Cash-related restructuring charges:
Severance and benefits costs	$7.0	$39.0	$228.7
Lease termination and store closure costs	1.4	33.2	121.9
Other cash charges	0.8	6.3	26.2
Total cash-related restructuring charges	9.2	78.5	376.8
Non-cash charges:
Impairment of assets (see Note 8)	0.4	16.0	251.0
Inventory-related charges(a)	1.2	7.6	206.7
Accelerated stock-based compensation expense(b)	—	0.7	0.7
Other non-cash charges	3.4	—	3.4
Total non-cash charges	5.0	24.3	461.8
Total charges	$14.2	$102.8	$838.6

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

A summary of the activity in the restructuring reserve related to the Way Forward Plan is as follows:

	Severance and Benefits Costs	Lease Termination and Store Closure Costs	Other Cash Charges	Total
	(millions)
Balance at April 1, 2017	$94.3	$34.3	$6.6	$135.2
Additions charged to expense	39.0	33.2	6.3	78.5
Cash payments charged against reserve	(97.9)	(22.8)	(11.1)	(131.8)
Non-cash adjustments	2.2	8.8	—	11.0
Balance at March 31, 2018	37.6	53.5	1.8	92.9
Additions charged to expense	7.0	1.4	0.8	9.2
Cash payments charged against reserve	(37.7)	(33.6)	(2.2)	(73.5)
Non-cash adjustments	(0.4)	0.6	—	0.2
Balance at March 30, 2019	6.5	21.9	0.4	28.8
Additions charged to expense	—	—	—	—
Cash payments charged against reserve	(4.9)	(2.1)	(0.1)	(7.1)
Non-cash adjustments(a)	—	(18.3)	—	(18.3)
Balance at March 28, 2020	$1.6	$1.5	$0.3	$3.4

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)
Includes $17.7 million of certain lease-related liabilities previously recognized in connection with the Company's closure and cessation of use of real estate locations that were reclassified and reflected as reductions of the respective operating lease ROU assets initially recognized upon adoption of ASU 2016-02 (see Note 4).

Other Restructuring Plans
The Company made cash payments of $0.2 million, $3.2 million, and $7.6 million during Fiscal 2020, Fiscal 2019, and Fiscal 2018, respectively, which were applied against the reserve associated with its restructuring plan initiated prior to Fiscal 2017. Additionally, during Fiscal 2020, $1.2 million of lease-related liabilities previously recognized in connection with the Company's closure and cessation of use of real estate locations were reclassified and reflected as reductions of the respective operating lease ROU assets initially recognized upon adoption of ASU 2016-02 (see Note 4). As of March 28, 2020, there was no remaining restructuring reserve associated with this plan, and no charges were recorded for this plan in any of the fiscal years presented.
Other Charges
During Fiscal 2020, the Company recorded other charges of $20.8 million related to the donation of net cash proceeds received from the sale of its corporate jet. This donation was made to the Ralph Lauren Corporate Foundation (formerly known as the Polo Ralph Lauren Foundation), a non-profit, charitable foundation that supports various philanthropic programs. Additionally, during Fiscal 2020, the Company recorded other charges of $8.8 million primarily related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired.
During Fiscal 2019, the Company recorded other charges of $14.1 million related to depreciation expense associated with the Company's former Polo store at 711 Fifth Avenue in New York City, recorded after the store closed during the first quarter of Fiscal 2018. Additionally, during Fiscal 2019, the Company recorded other charges of $4.2 million primarily related to a customs audit, as well as $18.2 million primarily related to the launch of its new sabbatical leave program, which entitles eligible employees to periodic paid leave based on the attainment of certain employment tenure milestones. Other than this initial charge to establish its estimated liability for services rendered to-date, the Company does not expect there will be a significant, ongoing impact to the consolidated financial statements in future periods related to its sabbatical leave program.
During Fiscal 2018, the Company recorded other charges of $14.1 million related to depreciation expense associated with the Company's former Polo store at 711 Fifth Avenue in New York City, $10.2 million related to a customs audit, and $6.7 million (inclusive of accelerated stock-based compensation expense of $2.1 million) primarily related to the departure of Mr. Stefan Larsson as the Company's President and Chief Executive Officer and as a member of its Board of Directors, effective as of May 1, 2017. Refer to the Form 8-K filed on February 2, 2017 for additional discussion regarding the departure of Mr. Larsson. These other charges recorded in Fiscal 2018 were partially offset by the favorable impact of $2.2 million related to the reversal of reserves associated with the settlement of certain non-income tax issues.

10.	Income Taxes
Swiss Tax Reform
In May 2019, a public referendum was held in Switzerland that approved the Federal Act on Tax Reform and AHV Financing (the "Swiss Tax Act"), which became effective January 1, 2020. The Swiss Tax Act eliminates certain preferential tax items at both the federal and cantonal levels for multinational companies and provides the cantons with parameters for establishing local tax rates and regulations. The Swiss Tax Act also provides transitional provisions, one of which allows eligible companies to increase the tax basis of certain assets based on the value generated by their business in previous years, and to amortize such adjustment as a tax deduction over a transitional period.
During the second quarter of Fiscal 2020, the Swiss Tax Act was enacted into law, resulting in an immaterial adjustment associated with the revaluation of the Company's Swiss deferred tax assets and liabilities and estimated annual effective tax rate. Subsequently, as a result of additional information received from the tax authorities and analyses performed related to the transitional provision noted above, the Company recorded a one-time income tax benefit and corresponding deferred tax asset of $122.9 million during Fiscal 2020. This one-time benefit decreased the Company's effective tax rate by 3,760 basis points during Fiscal 2020.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
During the second quarter of Fiscal 2019, the Company recorded an additional measurement period adjustment as a result of the issuance of new interpretive guidance related to stock-based compensation for certain executives, whereby it recorded an income tax benefit and corresponding deferred tax asset of $4.7 million. Subsequently, during the third quarter of Fiscal 2019, the Company completed its analyses and recorded its final measurement period adjustments, whereby it recorded incremental charges of $32.3 million within its income tax provision, substantially all of which related to the mandatory transition tax. These measurement period adjustments increased the Company's effective tax rate by 470 basis points during Fiscal 2019. Approximately $241 million of the cumulative TCJA enactment-related charges recorded related to the mandatory transition tax (see Note 15).
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
The Company also decided to account for the minimum tax on global intangible low-taxed income ("GILTI") in the period in which it is incurred and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for Fiscal 2019.
Taxes on Income
Domestic and foreign pretax income are as follows:

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
	(millions)
Domestic	$(82.9)	$66.6	$16.4
Foreign	409.3	515.9	472.8
Total income before income taxes	$326.4	$582.5	$489.2

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Benefits (provisions) for current and deferred income taxes are as follows:

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
	(millions)
Current:
Federal	$1.5	$(37.3)	$(154.6)
State and local	(19.8)	(11.9)	(5.0)
Foreign	(92.6)	(93.9)	(82.7)
	(110.9)	(143.1)	(242.3)
Deferred:
Federal	18.0	(5.0)	(64.1)
State and local	5.6	(6.9)	(12.6)
Foreign	145.2	3.4	(7.4)
	168.8	(8.5)	(84.1)
Total income tax benefit (provision)	$57.9	$(151.6)	$(326.4)

Tax Rate Reconciliation
The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as set forth below:

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
	(millions)
Provision for income taxes at the U.S. federal statutory rate(a)	$(68.5)	$(122.3)	$(154.3)
Change due to:
State and local income taxes, net of federal benefit	(1.5)	(12.4)	(1.6)
Foreign income taxed at different rates, net of U.S. foreign tax credits	24.7	27.6	74.7
Unrecognized tax benefits and settlements of tax examinations	(9.2)	(3.4)	(14.4)
Changes in valuation allowance on deferred tax assets	(1.7)	(1.4)	2.5
TCJA enactment-related charges	—	(27.6)	(221.4)
Swiss Tax Act benefit	125.3	—	—
Compensation-related adjustments	(10.7)	(11.6)	(15.4)
Other	(0.5)	(0.5)	3.5
Total income tax benefit (provision)	$57.9	$(151.6)	$(326.4)
Effective tax rate(b)	(17.7%)	26.0%	66.7%

(a)
The U.S. federal statutory income tax rate was 21.0% during Fiscal 2020 and Fiscal 2019. The previous statutory rate of 35.0% was reduced to 21.0% by the TCJA effective January 1, 2018, resulting in a blended statutory rate of 31.5% for the Company's Fiscal 2018.

(b)	Effective tax rate is calculated by dividing the income tax benefit (provision) by income (loss) before income taxes.
The Company's Fiscal 2020 effective tax rate was lower than the U.S. federal statutory income tax rate of 21% primarily due to the one-time income tax benefit recorded in connection with the Swiss Tax Act, as previously discussed, the favorable impact of the change in geographic mix of its worldwide earnings and the favorable impact of tax benefits associated with provision to tax return adjustments, partially offset by the unfavorable impact of additional income tax reserves associated with certain income tax audits. The Company's Fiscal 2019 effective tax rate was higher than the U.S. federal statutory income tax rate of 21%

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

primarily due to the SAB 118 measurement period adjustments recorded, as previously discussed, state and local income taxes, and compensation-related adjustments, partially offset by the favorable impact of the proportion of earnings generated in lower taxed jurisdictions. The Company's Fiscal 2018 effective tax rate was higher than the blended statutory rate of 31.5% primarily due to the enactment-related charges recorded in connection with the TCJA, as previously discussed, the negative impact of the adoption of ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), and the unfavorable impact of additional income tax reserves associated with certain income tax audits, partially offset by the favorable impact of the proportion of earnings generated in lower taxed foreign jurisdictions versus the U.S. and tax benefits associated with adjustments recorded on deferred tax assets and provision to tax return adjustments.
Deferred Taxes
Significant components of the Company's deferred tax assets and liabilities are as follows:

	March 28, 2020	March 30, 2019
	(millions)
Lease liabilities	$428.9	$44.6
Inventory basis difference	54.0	19.0
Deferred compensation	50.2	53.4
Receivable allowances and reserves	45.6	25.6
Net operating loss carryforwards	42.6	48.9
Unrecognized tax benefits	17.1	8.1
Accrued expenses	10.5	11.8
Transfer pricing	9.0	9.0
Property and equipment	3.0	(24.6)
Deferred income	0.2	1.2
Deferred rent	—	7.3
Lease right-of-use assets	(353.0)	—
Goodwill and other intangible assets	(30.0)	(149.8)
Cumulative translation adjustment and hedges	(17.6)	(7.8)
Undistributed foreign earnings	(3.3)	(4.7)
Other	15.3	13.2
Valuation allowance	(37.3)	(38.4)
Net deferred tax assets(a)	$235.2	$16.8

(a)
Net deferred tax balances as of March 28, 2020 and March 30, 2019 were comprised of non-current deferred tax assets of $245.2 million and $67.0 million, respectively, recorded within deferred tax assets, and non-current deferred tax liabilities of $10.0 million and $50.2 million, respectively, recorded within other non-current liabilities in the consolidated balance sheets.

The Company has available state and foreign net operating loss carryforwards of $0.7 million and $5.9 million (both net of tax), respectively, for tax purposes to offset future taxable income. The net operating loss carryforwards expire beginning in Fiscal 2021.
The Company also has available state and foreign net operating loss carryforwards of $7.8 million and $28.1 million (both net of tax), respectively, for which no net deferred tax asset has been recognized. A full valuation allowance has been recorded against these carryforwards since the Company does not believe that it will more likely than not be able to utilize these carryforwards to offset future taxable income. Subsequent recognition of these deferred tax assets would result in an income tax benefit in the year of such recognition. The valuation allowance relating to state net operating loss carryforwards increased by $0.6 million (net of tax) as a result of net operating losses in certain jurisdictions where the Company does not believe that it will more likely than not be able to utilize these carryforwards in the future. The valuation allowance relating to foreign net operating loss carryforwards decreased by $1.1 million as a result of reductions in net operating losses in certain jurisdictions.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of the taxation of undistributed foreign earnings in connection with the TCJA, the Company reevaluated its permanent reinvestment assertion and determined that undistributed foreign earnings that were subject to the TCJA's one-time mandatory transition tax were no longer considered to be permanently reinvested, effective December 31, 2017. The mandatory transition tax does not apply to undistributed foreign earnings generated after December 31, 2017. Accordingly, provision has not been made for U.S. or additional foreign taxes on approximately $924 million of undistributed earnings of foreign subsidiaries generated after December 31, 2017, as such earnings are expected to be permanently reinvested. These earnings could become subject to tax if they were remitted as dividends, if foreign earnings were lent to RLC, a subsidiary or a U.S. affiliate of RLC, or if the stock of the subsidiaries were sold. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable.
Uncertain Income Tax Benefits
Fiscal 2020, Fiscal 2019, and Fiscal 2018 Activity
Reconciliations of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for Fiscal 2020, Fiscal 2019, and Fiscal 2018 are presented below:

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
	(millions)
Unrecognized tax benefits beginning balance	$65.2	$64.2	$49.9
Additions related to current period tax positions	6.0	4.9	6.8
Additions related to prior period tax positions	30.5	11.7	9.5
Reductions related to prior period tax positions	(18.7)	(5.5)	(1.3)
Reductions related to expiration of statutes of limitations	(1.2)	(4.1)	(3.3)
Reductions related to settlements with taxing authorities	(8.8)	(3.1)	(0.7)
Additions (reductions) related to foreign currency translation	(0.3)	(2.9)	3.3
Unrecognized tax benefits ending balance	$72.7	$65.2	$64.2

The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. Reconciliations of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits for Fiscal 2020, Fiscal 2019, and Fiscal 2018 are presented below:

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
	(millions)
Accrued interest and penalties beginning balance	$13.6	$15.0	$12.8
Net additions charged to expense	7.0	3.0	3.8
Reductions related to prior period tax positions	(1.9)	(3.4)	(1.6)
Reductions related to settlements with taxing authorities	(2.5)	(0.8)	(0.3)
Additions (reductions) related to foreign currency translation	—	(0.2)	0.3
Accrued interest and penalties ending balance	$16.2	$13.6	$15.0

The total amount of unrecognized tax benefits, including interest and penalties, was $88.9 million and $78.8 million as of March 28, 2020 and March 30, 2019, respectively, and was included within the non-current liability for unrecognized tax benefits in the consolidated balance sheets. The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $71.7 million and $70.7 million as of March 28, 2020 and March 30, 2019, respectively.

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

11.	Debt
Debt consists of the following:

	March 28, 2020	March 30, 2019
	(millions)
$300 million 2.625% Senior Notes(a)	$299.6	$293.4
$400 million 3.750% Senior Notes(b)	396.4	395.7
Borrowings outstanding under credit facilities	475.0	—
Total debt	1,171.0	689.1
Less: short-term debt and current portion of long-term debt	774.6	—
Total long-term debt	$396.4	$689.1

(a)
The carrying value of the 2.625% Senior Notes as of March 28, 2020 and March 30, 2019 reflects adjustments of $0.2 million and $5.9 million, respectively, associated with the Company's related interest rate swap contract (see Note 13). The carrying value of the 2.625% Senior Notes is also presented net of unamortized debt issuance costs and discount of $0.2 million and $0.7 million as of March 28, 2020 and March 30, 2019, respectively.

(b)	The carrying value of the 3.750% Senior Notes is presented net of unamortized debt issuance costs and discount of $3.6 million and $4.3 million as of March 28, 2020 and March 30, 2019, respectively.
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
The Company has the option to redeem the 2.625% Senior Notes and 3.750% Senior Notes (collectively, the "Senior Notes"), in whole or in part, at any time at a price equal to accrued and unpaid interest on the redemption date plus the greater of (i) 100% of the principal amount of the series of Senior Notes to be redeemed or (ii) the sum of the present value of Remaining Scheduled Payments, as defined in the supplemental indentures governing such Senior Notes (together with the indenture governing the Senior Notes, the "Indenture"). The Indenture contains certain covenants that restrict the Company's ability, subject to specified exceptions, to incur certain liens; enter into sale and leaseback transactions; consolidate or merge with another party; or sell, lease,

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

or convey all or substantially all of the Company's property or assets to another party. However, the Indenture does not contain any financial covenants.
Commercial Paper
The Company has a commercial paper borrowing program that allows it to issue up to $500 million of unsecured commercial paper notes through private placement using third-party broker-dealers (the "Commercial Paper Program").
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility, as defined below. Accordingly, the Company does not expect combined borrowings outstanding under the Commercial Paper Program and Global Credit Facility to exceed $500 million. Commercial Paper Program borrowings may be used to support the Company's general working capital and corporate needs. Maturities of commercial paper notes vary, but cannot exceed 397 days from the date of issuance. Commercial paper notes issued under the Commercial Paper Program rank equally with the Company's other forms of unsecured indebtedness. As of March 28, 2020, there were no borrowings outstanding under the Commercial Paper Program.
Revolving Credit Facilities
Global Credit Facility
In August 2019, the Company replaced its existing credit facility and entered into a new credit facility that provides for a $500 million senior unsecured revolving line of credit through August 12, 2024 (the "Global Credit Facility") under terms and conditions substantially similar to those of the previous facility. The Global Credit Facility is also used to support the issuance of letters of credit and maintenance of the Commercial Paper Program. Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and certain other currencies, including Euros, Hong Kong Dollars, and Japanese Yen, and are guaranteed by all of the Company's domestic significant subsidiaries. In accordance with the terms of the agreement governing the Global Credit Facility, the Company has the ability to expand its borrowing availability under the Global Credit Facility to $1 billion, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility.
In March 2020, the Company borrowed $475.0 million under the Global Credit Facility as a preemptive action to preserve cash and strengthen its liquidity in response to the COVID-19 pandemic. This borrowing has been classified as short-term debt in the Company's consolidated balance sheet as of March 28, 2020. The Company was also contingently liable for $9.0 million of outstanding letters of credit, resulting in remaining availability under the Global Credit Facility of $16.0 million as of March 28, 2020.
Under the Global Credit Facility as originally implemented, U.S. Dollar-denominated borrowings under the Global Credit Facility bear interest, at the Company's option, either at (a) a base rate, by reference to the greatest of: (i) the annual prime commercial lending rate of JPMorgan Chase Bank, N.A. in effect from time to time, (ii) the weighted-average overnight Federal funds rate plus 50 basis points, or (iii) the one-month London Interbank Offered Rate ("LIBOR") plus 100 basis points; or (b) LIBOR, adjusted for the Federal Reserve Board's Eurocurrency liabilities maximum reserve percentage, plus a spread of 75 basis points, subject to adjustment based on the Company's credit ratings ("Adjusted LIBOR"). Foreign currency-denominated borrowings bear interest at Adjusted LIBOR.
In addition to paying interest on any outstanding borrowings under the Global Credit Facility, the Company is required to pay a commitment fee to the lenders under the Global Credit Facility relating to the unutilized commitments. The commitment fee rate of 6.5 basis points is subject to adjustment based on the Company's credit ratings. These provisions were amended in May 2020, as discussed below.
The Global Credit Facility contains a number of covenants that, among other things, restrict the Company's ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make certain investments. As originally implemented, the Global Credit Facility also required the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the "leverage ratio") of no greater than 4.25 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding, including finance lease obligations, plus all operating lease obligations. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, (iv) operating lease cost, (v) restructuring and other non-recurring expenses, and (vi) acquisition-related

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

costs. This requirement was amended in May 2020, as discussed below. As of March 28, 2020, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company's Global Credit Facility.
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
In May 2020, the Company entered into an amendment of its Global Credit Facility (the "Amendment"). Under the Amendment, until the earlier of (a) the date on which the Company provides the periodic reporting information required under the Global Credit Facility for the quarter ending September 30, 2021 and (b) the date on which the Company certifies that its leverage ratio as of the last day of the two most recent fiscal quarters was no greater than 4.25 (the "Ratings-Based Toggle Date"), for loans based on Adjusted LIBOR, the spread over Adjusted LIBOR will be increased to 187.5 basis points, the spread on loans based on the base rate will be 87.5 basis points and the commitment fee will be increased to 25 basis points, in each case with no adjustments based on the Company's credit rating. The pricing will return to the original levels set forth in the Global Credit Facility on the Ratings-Based Toggle Date. Additionally, the leverage ratio requirements have been waived until the quarter ending September 30, 2021. For that Fiscal Quarter the maximum permitted leverage ratio would be 5.25 to 1.00. For the fiscal quarter ending December 31, 2021 and the fiscal quarter ending March 31, 2022 the maximum would be 4.75 to 1.00. For each fiscal quarter ending on or after June 30, 2022, the leverage ratio test would return to 4.25 to 1.00. The Amendment also (a) imposes a new requirement that would remain in effect until the Ratings-Based Toggle Date that the aggregate amount of unrestricted cash of the Company and its subsidiaries plus the undrawn amounts available under the Global Credit Facility may not be less than $750 million, (b) restricts the amount of dividends and distributions on, or purchases, redemptions, retirements or acquisitions of, the Company's stock until the Specified Period Termination Date (as defined below), (c) until March 31, 2021, amends the material adverse change representation to disregard pandemic-related impacts to the business and (d) until the Specified Period Termination Date, adds certain other restrictions on indebtedness incurred by the Company and its subsidiaries and investments and acquisitions by the Company and its subsidiaries. The "Specified Period Termination Date" is the earlier of (i) the date on which the Company provides the periodic reporting information required under the Global Credit Facility for the quarter ending June 30, 2022 and (ii) the date on which the Company certifies that its leverage ratio as of the last day of the two most recent fiscal quarters was no greater than 4.25.
364 Day Facility
In May 2020, the Company entered into a new credit facility with the same lenders that are parties to the Global Credit Facility (the "364 Day Facility"). The 364 Day Facility provides for a $500 million senior unsecured revolving line of credit and matures on May 25, 2021; provided that the maturity date may be earlier if the Company issues senior notes other than to refinance the currently outstanding senior notes due in August 2020. The terms of the 364 Day Facility are otherwise substantially similar to the terms of the Global Credit Facility as in effect until the Specified Period Termination Date, including with respect to having the same borrowers and guarantors, including with respect to having the same borrowers and guarantors, except that (a) no letters of credit may be issued under the 364 Day Facility, (b) the interest rate under the 364 Day Facility is 187.5 basis points above Adjusted LIBOR or 87.5 basis points above the alternate base rate, and the commitment fee is 25 basis points per annum, in each case subject to adjustment based on the Company's credit rating, (c) the 364 Day Facility contains provisions that limit borrowings if consolidated unrestricted cash and liquid investments of the Company exceed $1 billion and (d) there is no leverage ratio requirement under the 364 Day Facility. Under the terms of the 364 Day Facility, if the Company does not satisfy certain customary closing conditions by June 15, 2020 (which date will be extended to June 17, 2020 under certain circumstances), the lenders' commitment to make loans will expire.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
China Credit Facility — provides Ralph Lauren Trading (Shanghai) Co., Ltd. with a revolving line of credit of up to 50 million Chinese Renminbi (approximately $7 million) through April 3, 2021, which is also able to be used to support bank guarantees.

•	South Korea Credit Facility — provides Ralph Lauren (Korea) Ltd. with a revolving line of credit of up to 30 billion South Korean Won (approximately $25 million) through October 30, 2020.
As of March 28, 2020, there were no borrowings outstanding under the Pan-Asia Credit Facilities.

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
The following table summarizes the Company's financial assets and liabilities that are measured and recorded at fair value on a recurring basis, excluding accrued interest components:

	March 28, 2020	March 30, 2019
	(millions)
Investments in commercial paper(a)(b)	$243.6	$290.7
Derivative assets(a)	62.3	32.0
Derivative liabilities(a)	6.9	15.5

(a)	Based on Level 2 measurements.

(b)
Amount as of March 28, 2020 was included within short-term investments in the consolidated balance sheet. As of March 30, 2019, $54.7 million was included within cash and cash equivalents and $236.0 million was included within short-term investments in the consolidated balance sheet.

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
The following table summarizes the carrying values and the estimated fair values of the Company's debt instruments:

	March 28, 2020		March 30, 2019
	Carrying Value(a)	Fair Value(b)	Carrying Value(a)	Fair Value(b)
	(millions)
$300 million 2.625% Senior Notes	$299.6	$299.8	$293.4	$299.1
$400 million 3.750% Senior Notes	396.4	415.1	395.7	410.0
Borrowings outstanding under credit facilities	475.0	473.0	—	—

(a)	See Note 11 for discussion of the carrying values of the Company's senior notes.

(b)	Based on Level 2 measurements.
Unrealized gains or losses resulting from changes in the fair value of the Company's debt instruments do not result in the realization or expenditure of cash, unless the debt is retired prior to its maturity.
Non-financial Assets and Liabilities
The Company's non-financial assets, which primarily consist of goodwill, other intangible assets, property and equipment, and lease-related ROU assets, are not required to be measured at fair value on a recurring basis, and instead are reported at carrying value in its consolidated balance sheet. However, on a periodic basis or whenever events or changes in circumstances indicate that they may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), the respective carrying value of non-financial assets are assessed for impairment and, if ultimately considered impaired, are adjusted and written down to their fair value, as estimated based on consideration of external market participant assumptions.
During Fiscal 2020, Fiscal 2019, and Fiscal 2018, the Company recorded non-cash impairment charges to reduce the carrying values of certain long-lived assets to their estimated fair values. The fair values of these assets were determined based on Level 3 measurements, the related inputs of which included estimates of the amount and timing of the assets' net future discounted cash flows (including any potential sublease income for lease-related ROU assets), based on historical experience and consideration of current trends, market conditions, and comparable sales, as applicable.
The following tables summarize non-cash impairment charges recorded by the Company during the fiscal years presented in order to reduce the carrying values of certain long-lived assets to their estimated fair values as of the assessment date:

	Fiscal Years Ended
	March 28, 2020		March 30, 2019		March 31, 2018
Long-Lived Asset Category	Fair Value As of Impairment Date	Total Impairments(a)	Fair Value As of Impairment Date	Total Impairments(a)	Fair Value As of Impairment Date	Total Impairments(a)
	(millions)
Property and equipment, net(b)	$2.4	$16.8	$20.8	$25.8	$—	$41.2
Operating lease right-of-use assets(c)	120.8	239.9	N/A	N/A	N/A	N/A
Intangible assets, net(d)	N/A	—	N/A	—	2.9	8.8
Equity method investment	1.3	7.1	N/A	—	N/A	—

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)
Impairment of equity method investment is recorded within other income (expense), net in the consolidated statements of operations. All other impairment charges are recorded within impairments of assets in the consolidated statements of operations, unless otherwise noted.

(b)
Total impairment charges for Fiscal 2019 includes $4.6 million recorded to reduce the carrying value of the Company's held-for-sale corporate jet to its estimated fair value less costs to sell of $20.8 million as of March 30, 2019. Balance was reclassified from property and equipment, net to prepaid expenses and other current assets in the consolidated balance sheet upon being classified as an asset held-for-sale. The asset was subsequently sold during Fiscal 2020 (see Note 7).

(c)
Total impairment charges for Fiscal 2020 includes $225.1 million recorded in connection with the Company's adoption of ASC 2016-02 as of the beginning of Fiscal 2020 which, net of related income tax benefits, reduced its opening retained earnings balance by $169.4 million (see Note 4).

(d)	Non-cash impairment charge recorded during Fiscal 2018 relates a change in the planned usage of a certain intangible asset.
See Note 8 for additional discussion regarding non-cash impairment charges recorded by the Company within the consolidated statements of operations during the fiscal years presented.
No goodwill impairment charges were recorded during any of the fiscal years presented. In Fiscal 2020, the Company performed its annual goodwill impairment assessment using a qualitative approach as of the beginning of the second quarter of the fiscal year. In performing the assessment, the Company identified and considered the significance of relevant key factors, events, and circumstances that affected the fair values and/or carrying amounts of its reporting units with allocated goodwill. These factors included external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as the Company's actual and expected financial performance. Additionally, the results of the Company's then-most recent quantitative goodwill impairment test indicated that the fair values of these reporting units significantly exceeded their respective carrying values. Based on the results of its qualitative goodwill impairment assessment, the Company concluded that it is not more likely than not that the fair values of its reporting units are less than their respective carrying values, and there were no reporting units at risk of impairment.
Subsequent to performing its Fiscal 2020 annual goodwill impairment assessment, the Company determined that indicators of impairment were present during the fourth quarter of Fiscal 2020 as a result of adverse business disruptions related to the COVID-19 pandemic, including the temporary closure of its stores in North America, Europe, and Asia. As a result, the Company performed an interim assessment of the recoverability of goodwill assigned to its reporting units using a quantitative approach as of March 28, 2020. The estimated fair values of the Company's reporting units were determined with the assistance of an independent third-party valuation firm using discounted cash flows and market comparisons. Based on the results of the quantitative impairment assessment, the Company concluded that the fair values of its reporting units significantly exceeded their respective carrying values and were not at risk of impairment. Accordingly, no goodwill impairment charges were recorded.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Financial Instruments
Derivative Financial Instruments
The Company is exposed to changes in foreign currency exchange rates, primarily relating to certain anticipated cash flows and the value of the reported net assets of its international operations, as well as changes in the fair value of its fixed-rate debt obligations attributed to changes in a benchmark interest rate. Accordingly, the Company uses derivative financial instruments to manage and mitigate such risks. The Company does not use derivatives for speculative or trading purposes.
The following table summarizes the Company's outstanding derivative instruments recorded on its consolidated balance sheets as of March 28, 2020 and March 30, 2019:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	March 28, 2020	March 30, 2019	March 28, 2020		March 30, 2019		March 28, 2020		March 30, 2019
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Cash flow hedges	$229.0	$636.3	PP	$7.4	PP	$19.5	AE	$0.4	AE	$2.3
IRS — Fixed-rate debt	300.0	300.0		—		—	AE	0.2	ONCL	5.9
Net investment hedges(c)	683.6	695.3	ONCA	48.6	ONCA	12.2	AE	4.0	ONCL	6.0
Total Designated Hedges	1,212.6	1,631.6		56.0		31.7		4.6		14.2
Undesignated Hedges:
FC — Undesignated hedges(d)	473.5	146.6	PP	6.3	PP	0.3	AE	2.3	AE	1.3
Total Hedges	$1,686.1	$1,778.2		$62.3		$32.0		$6.9		$15.5

(a)	FC = Forward foreign currency exchange contracts; IRS = Interest rate swap contracts.

(b)	PP = Prepaid expenses and other current assets; AE = Accrued expenses and other current liabilities; ONCA = Other non-current assets; ONCL = Other non-current liabilities.

(c)	Includes cross-currency swaps designated as hedges of the Company's net investment in certain foreign operations.

(d)	Relates to third-party and intercompany foreign currency-denominated exposures and balances.
The Company presents the fair values of its derivative assets and liabilities recorded on its consolidated balance sheets on a gross basis, even when they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its derivative instruments on a net basis in accordance with the terms of each of its master netting arrangements, spread across eight separate counterparties, the amounts presented in the consolidated balance sheets as of March 28, 2020 and March 30, 2019 would be adjusted from the current gross presentation as detailed in the following table:

	March 28, 2020			March 30, 2019
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount
	(millions)
Derivative assets	$62.3	$(6.1)	$56.2	$32.0	$(4.8)	$27.2
Derivative liabilities	6.9	(6.1)	0.8	15.5	(4.8)	10.7

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
The following tables summarize the pretax impact of gains and losses from the Company's designated derivative instruments on its consolidated financial statements for the fiscal years presented:

	Gains (Losses) Recognized in OCI
	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
	(millions)
Designated Hedges:
FC — Cash flow hedges	$24.0	$47.5	$(45.5)
Net investment hedges — effective portion	7.7	64.5	(90.9)
Net investment hedges — portion excluded from assessment of hedge effectiveness	30.7	1.6	—
Total Designated Hedges	$62.4	$113.6	$(136.4)

	Location and Amount of Gains (Losses) from Cash Flow Hedges Reclassified from AOCI to Earnings
	Fiscal Years Ended
	March 28, 2020		March 30, 2019		March 31, 2018
	Cost of goods sold	Other income (expense), net	Cost of goods sold	Other income (expense), net	Cost of goods sold	Other income (expense), net
	(millions)
Total amounts presented in the consolidated statements of operations in which the effects of related cash flow hedges are recorded	$(2,506.5)	$(7.4)	$(2,427.0)	$0.6	$(2,430.6)	$(3.1)
Effects of cash flow hedging:
FC — Cash flow hedges	24.9	1.1	5.0	1.7	(8.2)	(2.9)

	Gains (Losses) from Net Investment Hedges Recognized in Earnings			Location of Gains (Losses) Recognized in Earnings
	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
	(millions)
Net Investment Hedges:
Net investment hedges — portion excluded from assessment of hedge effectiveness(a)	$19.0	$19.0	$10.5	Interest expense
Total Net Investment Hedges	$19.0	$19.0	$10.5

(a)	Amounts recognized in OCI relating to the effective portion of the Company's net investment hedges would be recognized in earnings only upon the sale or liquidation of the hedged net investment.
As of March 28, 2020, it is estimated that $20.7 million of pretax net gains on both outstanding and matured derivative instruments designated and qualifying as cash flow hedges deferred in AOCI will be recognized in earnings over the next twelve months. Amounts ultimately recognized in earnings will depend on exchange rates in effect when outstanding derivative instruments are settled.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the pretax impact of gains and losses from the Company's undesignated derivative instruments on its consolidated financial statements for the fiscal years presented:

	Gains (Losses) Recognized in Earnings			Location of Gains (Losses) Recognized in Earnings
	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
	(millions)
Undesignated Hedges:
FC — Undesignated hedges	$16.0	$3.1	$2.4	Other income (expense), net
Total Undesignated Hedges	$16.0	$3.1	$2.4

Risk Management Strategies
Forward Foreign Currency Exchange Contracts
The Company uses forward foreign currency exchange contracts to mitigate its risk related to exchange rate fluctuations on inventory transactions made in an entity's non-functional currency, the settlement of foreign currency-denominated balances, and the translation of certain foreign operations' net assets into U.S. dollars. As part of its overall strategy for managing the level of exposure to such exchange rate risk, relating primarily to the Euro, the Japanese Yen, the South Korean Won, the Australian Dollar, the Canadian Dollar, the British Pound Sterling, the Swiss Franc, and the Chinese Renminbi, the Company generally hedges a portion of its related exposures anticipated over the next twelve months using forward foreign currency exchange contracts with maturities of two months to one year to provide continuing coverage over the period of the respective exposure.
Interest Rate Swap Contracts
During Fiscal 2016, the Company entered into two pay-floating rate, receive-fixed rate interest rate swap contracts which it designated as hedges against changes in the respective fair values of its fixed-rate 2.125% Senior Notes and its fixed-rate 2.625% Senior Notes, attributed to changes in a benchmark interest rate (the "Interest Rate Swaps"). The interest rate swap related to the 2.125% Senior Notes (the "2.125% Interest Rate Swap"), which matured on September 26, 2018 concurrent with the maturity of the related debt, had a notional amount of $300 million and swapped the fixed interest rate on the 2.125% Senior Notes for a variable interest rate based on the 3-month LIBOR plus a fixed spread. The interest rate swap related to the 2.625% Senior Notes (the "2.625% Interest Rate Swap"), which matures on August 18, 2020 and also has a notional amount of $300 million, swaps the fixed interest rate on the 2.625% Senior Notes for a variable interest rate based on 3-month LIBOR plus a fixed spread. Changes in the fair values of the Interest Rate Swaps were offset by changes in the fair values of the 2.125% Senior Notes and 2.625% Senior Notes attributed to changes in the benchmark interest rate, with no resulting net impact reflected in earnings during any of the fiscal years presented.
The following table summarizes the carrying values of the 2.625% Senior Notes and the impacts of the related fair value hedging adjustments as of March 28, 2020 and March 30, 2019:

		Carrying Value of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Item
Hedged Item	Balance Sheet Line in which the Hedged Item is Included	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
		(millions)
$300 million 2.625% Senior Notes	Current portion of long-term debt	$299.6	N/A	$(0.2)	N/A
$300 million 2.625% Senior Notes	Long-term debt	N/A	$293.4	N/A	$(5.9)

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cross-Currency Swap Contracts
During Fiscal 2016, the Company entered into two pay-floating rate, receive-floating rate cross-currency swap contracts with notional amounts of €280 million and €274 million that were designated as hedges of its net investment in certain of its European subsidiaries. The €280 million notional cross-currency swap, which was settled during the second quarter of Fiscal 2019, swapped the U.S. Dollar-denominated variable interest rate payments based on 3-month LIBOR plus a fixed spread (as paid under the 2.125% Interest Rate Swap discussed above) for Euro-denominated variable interest rate payments based on the 3-month Euro Interbank Offered Rate ("EURIBOR") plus a fixed spread, which, in combination with the 2.125% Interest Rate Swap, economically converted the Company's previously-outstanding $300 million fixed-rate 2.125% Senior Notes obligation to a €280 million floating-rate Euro-denominated obligation. Similarly, the €274 million notional cross-currency swap, which matures on August 18, 2020, swaps the U.S. Dollar-denominated variable interest rate payments based on 3-month LIBOR plus a fixed spread (as paid under the 2.625% Interest Rate Swap discussed above) for Euro-denominated variable interest rate payments based on 3-month EURIBOR plus a fixed spread, which in combination with the 2.625% Interest Rate Swap, economically converts the Company's $300 million fixed-rate 2.625% Senior Notes obligation to a €274 million floating-rate Euro-denominated obligation.
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
Investments
As of March 28, 2020, the Company's investments were all classified as short-term and consisted of $252.3 million of time deposits and $243.6 million of commercial paper. As of March 30, 2019, the Company's short-term investments consisted of $1.167 billion of time deposits and $236.0 million of commercial paper, and its non-current investments consisted of $44.9 million of time deposits.
No significant realized or unrealized gains or losses on available-for-sale investments or impairment charges were recorded in any of the fiscal years presented.
See Note 3 for further discussion of the Company's accounting policies relating to its investments.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Leases
The following table summarizes ROU assets and lease liabilities recorded on the Company's consolidated balance sheet as of March 28, 2020:

	March 28, 2020	Location Recorded on Balance Sheet
	(millions)
Assets:
Operating leases	$1,511.6	Operating lease right-of-use assets
Finance leases	166.4	Property and equipment, net
Total lease assets	$1,678.0
Liabilities:
Operating leases:
Current portion	$288.4	Current operating lease liabilities
Non-current portion	1,568.3	Long-term operating lease liabilities
Total operating lease liabilities	1,856.7
Finance leases:
Current portion	9.8	Accrued expenses and other current liabilities
Non-current portion	189.4	Other non-current liabilities
Total finance lease liabilities	199.2
Total lease liabilities	$2,055.9

The following table summarizes the composition of net lease cost during Fiscal 2020:

	Fiscal Year Ended
	March 28, 2020	Location Recorded in Earnings

Operating lease cost	$322.0	(a)
Finance lease costs:
Depreciation of leased assets	18.1	SG&A expenses
Accretion of lease liabilities	8.1	Interest expense
Variable lease cost	298.0	(b)
Short-term lease cost	5.5	SG&A expenses
Sublease income	(2.9)	Restructuring and other charges
Total lease cost	$648.8

(a)	$4.4 million included within cost of goods sold, $307.3 million included within SG&A expenses, and $10.3 million included within restructuring and other charges.

(b)	$4.7 million included within cost of goods sold, $290.3 million included within SG&A expenses, and $3.0 million included within restructuring and other charges.
In accordance with lease accounting guidance in effect prior to its adoption of ASU 2016-02, during Fiscal 2019 and Fiscal 2018, the Company recognized rent expense of approximately $449.3 million and $443.1 million, respectively, net of insignificant sublease income, related to its operating leases, which included contingent rental charges of approximately $192.0 million and $175.9 million, respectively. Such amounts do not include expense recognized related to non-lease components.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes certain cash flow information related to the Company's leases during Fiscal 2020:

Fiscal Year Ended
March 28, 2020
(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$383.9
Operating cash flows from finance leases	8.0
Financing cash flows from finance leases	13.6

See Note 21 for supplemental non-cash information related to ROU assets obtained in exchange for new lease liabilities.
The following table presents a maturity analysis summary of the Company's lease liabilities recorded on the consolidated balance sheet as of March 28, 2020:

	March 28, 2020
	Operating Leases	Finance Leases
	(millions)
Fiscal 2021	$323.6	$16.0
Fiscal 2022	325.4	22.6
Fiscal 2023	292.6	22.3
Fiscal 2024	259.2	22.3
Fiscal 2025	206.8	22.3
Fiscal 2026 and thereafter	615.7	153.8
Total lease payments	2,023.3	259.3
Less: interest	(166.6)	(60.1)
Total lease liabilities	$1,856.7	$199.2

Additionally, the Company has approximately $119 million of future payment obligations related to executed lease agreements for which the related lease terms had not yet commenced as of March 28, 2020.
The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates related to the Company's operating and finance leases recorded on the consolidated balance sheet as of March 28, 2020:

	March 28, 2020
	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	7.6	12.7
Weighted-average discount rate	2.1%	4.1%

See Note 3 for discussion of the Company's accounting policies related to its leasing activities.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Commitments and Contingencies
U.S. Tax Reform
In connection with the TCJA's provision that subjects previously deferred foreign earnings to a one-time mandatory transition tax, the Company recorded cumulative charges of approximately $241 million within its income tax provision in prior fiscal years (as described in Note 10). The remaining related income tax payable obligation of $146.7 million as of March 28, 2020, which was reduced by foreign tax credits and other federal income tax activity, is expected to be paid as follows:

Mandatory Transition Tax Payments(a)
(millions)
Fiscal 2021	$14.0
Fiscal 2022	14.0
Fiscal 2023	14.0
Fiscal 2024	26.2
Fiscal 2025	34.9
Fiscal 2026 and thereafter	43.6
Total mandatory transition tax payments	$146.7

(a)	Included within current and non-current income tax payable in the consolidated balance sheets based upon the estimated timing of payments.
See Note 10 for further discussion of the TCJA and its enactment-related impacts on the Company's consolidated financial statements.
Employee Agreements
The Company has employment agreements with certain executives in the normal course of business which provide for compensation and certain other benefits. These agreements also provide for severance payments under certain circumstances.
Other Commitments
Other off-balance sheet firm commitments amounted to $665.6 million as of March 28, 2020, including inventory purchase commitments of $534.9 million, outstanding letters of credit of $9.0 million, interest payments related to the Company's debt of $90.6 million, and other commitments of $31.1 million, comprised of the Company's legally-binding obligations under sponsorship, licensing, and other marketing and advertising agreements, information technology-related service agreements, and pension-related obligations.
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
In the normal course of business, the Company enters into agreements that provide general indemnifications. The Company has not made any significant indemnification payments under such agreements in the past and does not currently anticipate incurring any material indemnification payments.

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
Class B Common Stock Conversions
During Fiscal 2020, the Lauren Family, L.L.C., a limited liability company managed by the children of Mr. Ralph Lauren, converted 1.0 million shares of Class B common stock into an equal number of shares of Class A common stock pursuant to the terms of the security. These conversions occurred in advance of a sales plan providing for the sale of such shares of Class A common stock pursuant to Rule 10b5-1 subject to the conditions set forth therein. These transactions resulted in a reclassification within equity and had no effect on the Company's consolidated balance sheet.
Common Stock Repurchase Program
A summary of the Company's repurchases of Class A common stock under its common stock repurchase program is as follows:

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
	(in millions)
Cost of shares repurchased	$650.3	$470.0	$—
Number of shares repurchased	6.2	3.8	0.0

On May 13, 2019, the Company's Board of Directors approved an expansion of the Company's existing common stock repurchase program that allowed it to repurchase up to an additional $600 million of Class A common stock. As of March 28, 2020, the remaining availability under the Company's Class A common stock repurchase program was approximately $580 million. Repurchases of shares of Class A common stock are subject to overall business and market conditions. Accordingly, as a result of current business disruptions related to the COVID-19 pandemic, the Company has temporarily suspended its common stock repurchase program as a preemptive action to preserve cash and strengthen its liquidity.
In addition, during Fiscal 2020, Fiscal 2019, and Fiscal 2018, 0.4 million, 0.3 million, and 0.2 million shares of Class A common stock, respectively, at a cost of $44.5 million, $32.6 million, and $17.1 million, respectively, were surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company's long-term stock incentive plans.
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.
Dividends
Since 2003, the Company has maintained a regular quarterly cash dividend program on its common stock. On May 13, 2019, the Company's Board of Directors approved an increase to the Company's quarterly cash dividend on its common stock from $0.625 to $0.6875 per share. Dividends paid amounted to $203.9 million, $190.7 million, and $162.4 million in Fiscal 2020, Fiscal 2019, and Fiscal 2018, respectively.
As a result of current business disruptions related to the COVID-19 pandemic, the Company has temporarily suspended its quarterly cash dividend program as a preemptive action to preserve cash and strengthen its liquidity. Any decision to declare and pay dividends in the future will be made at the discretion of the Company's Board of Directors and will depend on the Company's

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

results of operations, cash requirements, financial condition, and other factors that the Board of Directors may deem relevant, including economic and market conditions.

17.	Accumulated Other Comprehensive Income (Loss)
The following table presents OCI activity, net of tax, accumulated in equity:

	Foreign Currency Translation Gains (Losses)(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges(b)	Net Unrealized Gains (Losses) on Defined Benefit Plans(c)	Total Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at April 1, 2017	$(206.2)	$14.6	$(6.8)	$(198.4)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	126.9	(40.5)	0.9	87.3
Amounts reclassified from AOCI to earnings	—	9.9	2.7	12.6
Other comprehensive income (loss), net of tax	126.9	(30.6)	3.6	99.9
Balance at March 31, 2018	(79.3)	(16.0)	(3.2)	(98.5)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(39.2)	42.2	(2.0)	1.0
Amounts reclassified from AOCI to earnings	—	(6.0)	0.1	(5.9)
Other comprehensive income (loss), net of tax	(39.2)	36.2	(1.9)	(4.9)
Balance at March 30, 2019	(118.5)	20.2	(5.1)	(103.4)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(7.0)	21.2	(1.6)	12.6
Amounts reclassified from AOCI to earnings	(4.9)	(23.4)	0.9	(27.4)
Other comprehensive loss, net of tax	(11.9)	(2.2)	(0.7)	(14.8)
Balance at March 28, 2020	$(130.4)	$18.0	$(5.8)	$(118.2)

(a)
OCI before reclassifications to earnings related to foreign currency translation gains (losses) includes income tax provisions of $9.2 million and $10.8 million for Fiscal 2020 and Fiscal 2019, respectively, and includes an income tax benefit of $23.3 million for Fiscal 2018. OCI before reclassifications to earnings includes gains of $29.0 million (net of a $9.4 million income tax provision) and $50.2 million (net of a $15.9 million income tax provision) for Fiscal 2020 and Fiscal 2019, respectively, and includes a loss of $59.6 million (net of a $31.3 million income tax benefit) for Fiscal 2018, related to the effective portion of changes in the fair values of instruments designated as hedges of the Company's net investment in certain foreign operations (see Note 13). Amounts reclassified from AOCI to earnings related to foreign currency translation gains (losses) during Fiscal 2020 relate to the reclassification to retained earnings of income tax effects stranded in AOCI (see Note 4)

(b)
OCI before reclassifications to earnings related to net unrealized gains (losses) on cash flow hedges are presented net of income tax provisions of $2.8 million and $5.3 million for Fiscal 2020 and Fiscal 2019, respectively, and are presented net of an income tax benefit of $5.0 million for Fiscal 2018. The tax effects on amounts reclassified from AOCI to earnings are presented in a table below.

(c)	Activity is presented net of taxes, which were immaterial for all periods presented.
The following table presents reclassifications from AOCI to earnings for cash flow hedges, by component:

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018	Location of Gains (Losses) Reclassified from AOCI to Earnings
	(millions)
Gains (losses) on cash flow hedges(a):
FC — Cash flow hedges	$24.9	$5.0	$(8.2)	Cost of goods sold
FC — Cash flow hedges	1.1	1.7	(2.9)	Other income (expense), net
Tax effect	(2.6)	(0.7)	1.2	Income tax benefit (provision)
Net of tax	$23.4	$6.0	$(9.9)

(a)	FC = Forward foreign currency exchange contracts.

18.	Stock-based Compensation
Long-term Stock Incentive Plans
On August 1, 2019, the Company's shareholders approved the 2019 Long-Term Stock Incentive Plan (the "2019 Incentive Plan"), which replaced the Company's Amended and Restated 2010 Long-Term Stock Incentive Plan (the "2010 Incentive Plan"). The 2019 Incentive Plan provides for 1.2 million of new shares authorized for issuance to the participants, in addition to the approximately 3.0 million shares that remained available for issuance under the 2010 Incentive Plan as of August 1, 2019. In addition, any outstanding awards under the 2010 Incentive Plan or the Company's 1997 Long-Term Stock Incentive Plan (the "1997 Incentive Plan") that expire, are forfeited, or are surrendered to the Company in satisfaction of taxes, will become available for issuance under the 2019 Incentive Plan. The 2019 Incentive Plan became effective August 1, 2019 and no further grants will be made under the 2010 Incentive Plan. Outstanding awards issued prior to August 1, 2019 will continue to remain subject to the terms of the 2010 Incentive Plan or 1997 Incentive Plan, as applicable. As of March 28, 2020, 3.8 million shares remained available for future issuance under the Company's incentive plans.
Stock-based compensation awards that may be made under the 2019 Incentive Plan include, but are not limited to, (i) restricted stock, (ii) RSUs, and (iii) stock options. During the fiscal periods presented, annual grants consisted entirely of restricted stock and RSUs. Additionally, for RSUs granted to retirement-eligible employees, or employees who become retirement-eligible prior to the end of the awards' respective stated vesting periods, vesting continues post-retirement for all or a portion of the remaining unvested RSUs.
Impact on Results
A summary of total stock-based compensation expense and the related income tax benefits recognized is as follows:

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
	(millions)
Compensation expense(a)	$100.6	$88.6	$74.5
Income tax benefit	(15.3)	(13.1)	(25.3)

(a)
Fiscal 2020 and Fiscal 2018 includes $3.6 million and $2.8 million, respectively, of accelerated stock-based compensation expense recorded within restructuring and other charges in the consolidated statements of operations (see Note 9). All other stock-based compensation expense was recorded within SG&A expenses.

The Company issues its annual grants of stock-based compensation awards in the first half of each fiscal year. Due to the timing of the annual grants and other factors, including the timing and magnitude of forfeiture and performance goal achievement adjustments, as well as changes to the size and composition of the eligible employee population, stock-based compensation expense

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
A summary of restricted stock and service-based RSU activity during Fiscal 2020 is as follows:

	Restricted Stock		Service- based RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
	(thousands)		(thousands)
Nonvested at March 30, 2019	10	$86.01	1,112	$94.99
Granted	—	N/A	543	102.27
Vested	(6)	88.30	(480)	90.64
Forfeited	—	N/A	(81)	100.28
Nonvested at March 28, 2020	4	$81.78	1,094	$100.92

	Restricted Stock	Service- based RSUs
Total unrecognized compensation expense at March 28, 2020 (millions)	$—	$36.6
Weighted-average period expected to be recognized over (years)	0.0	1.6
Additional information pertaining to restricted stock and service-based RSU activity is as follows:

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
Restricted Stock:
Weighted-average grant date fair value of awards granted	N/A	N/A	N/A
Total fair value of awards vested (millions)	$0.9	$1.0	N/A
Service-based RSUs:
Weighted-average grant date fair value of awards granted	$102.27	$113.38	$73.59
Total fair value of awards vested (millions)	$52.5	$50.0	$30.0

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
For performance-based RSUs subject to cliff vesting, beginning with grants in Fiscal 2019, the number of shares that may be earned ranges between 0% (if the specified threshold performance level is not attained) and 200% (if performance meets or exceeds the maximum achievement level) of the awards originally granted. For such awards granted in recent years prior to Fiscal 2019, the number of shares that may be earned ranges between 0% (if the specified threshold performance level is not attained) and 150% (if performance meets or exceeds the maximum achievement level) of the awards originally granted. If actual performance exceeds the pre-established threshold, the number of shares earned is calculated based on the relative performance between specified levels of achievement.
A summary of performance-based RSU activity during Fiscal 2020 is as follows:

	Performance-based RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value
	(thousands)
Nonvested at March 30, 2019	1,011	$84.16
Granted	289	83.16
Change due to performance condition achievement	123	86.65
Vested	(482)	86.91
Forfeited	(7)	76.40
Nonvested at March 28, 2020	934	$82.83

Performance-based RSUs
Total unrecognized compensation expense at March 28, 2020 (millions)	$28.2
Weighted-average period expected to be recognized over (years)	1.5
Additional information pertaining to performance-based RSU activity is as follows:

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
Performance-based RSUs:
Weighted-average grant date fair value of awards granted	$83.16	$129.78	$69.40
Total fair value of awards vested (millions)	$52.8	$31.8	$12.9

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Market-based RSUs
During Fiscal 2019, the Company began granting cliff vesting RSU awards to its senior executives and other key employees, which, in addition to being subject to continuing employment requirements (except for awards granted to retirement-eligible employees, or employees who become retirement-eligible prior to the end of the awards' respective stated vesting periods, as previously discussed), are also subject to a market condition based on TSR performance. The number of shares that vest upon the completion of a three-year period of time is determined by comparing the Company's TSR relative to that of a pre-established peer group over the related three-year performance period. Depending on the Company's level of achievement, the number of shares that ultimately vest may range from 0% to 200% of the awards originally granted.
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
The assumptions used to estimate the fair value of TSR awards granted during Fiscal 2020 and Fiscal 2019 were as follows:

	Fiscal Year Ended
	March 28, 2020	March 30, 2019
Expected term (years)	2.6	2.6
Expected volatility	31.4%	33.5%
Expected dividend yield	3.2%	1.9%
Risk-free interest rate	1.4%	2.6%
Weighted-average grant date fair value	$90.59	$177.13

A summary of market-based RSU activity during Fiscal 2020 is as follows:

	Market-based RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value
	(thousands)
Nonvested at March 30, 2019	76	$177.31
Granted	159	90.59
Change due to market condition achievement	—	N/A
Vested	—	N/A
Forfeited	(1)	137.35
Nonvested at March 28, 2020	234	$118.46

Market-based RSUs
Total unrecognized compensation expense at March 28, 2020 (millions)	$14.1
Weighted-average period expected to be recognized over (years)	1.8

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional information pertaining to market-based RSU activity is as follows:

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
Market-based RSUs:
Weighted-average grant date fair value of awards granted	$90.59	$177.13	N/A
Total fair value of awards vested (millions)	N/A	N/A	N/A

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
A summary of stock option activity during Fiscal 2020 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
	(thousands)		(years)	(millions)
Options outstanding at March 30, 2019	834	$162.53	1.5	$—
Granted	—	N/A
Exercised	—	N/A
Cancelled/Forfeited	(316)	151.48
Options outstanding at March 28, 2020	518	$169.37	0.9	$—

Options vested at March 28, 2020(b)	518	$169.37	0.9	$—
Options exercisable at March 28, 2020	518	$169.37	0.9	$—

(a)
Aggregate intrinsic value is the amount by which the market price of the Company's Class A common stock at the end of the period exceeds the exercise price of the stock option, multiplied by the number of options.

(b)	There were no nonvested stock options as of March 28, 2020. Accordingly, there was no related unrecognized compensation expense as of March 28, 2020.
Additional information pertaining to the Company's stock option plans is as follows:

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
	(millions)
Aggregate intrinsic value of stock options exercised(a)	$—	$1.2	$—
Cash received from the exercise of stock options	—	21.8	0.1
Tax benefits realized on exercise of stock options	—	3.7	—

(a)	Aggregate intrinsic value is the amount by which the market price of the Company's Class A common stock exceeded the stock option's exercise price when exercised, multiplied by the number of options.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.	Employee Benefit Plans
Defined Contribution Plans
The Company sponsors defined contribution benefit plans covering substantially all eligible employees in the U.S. and Puerto Rico who are not covered by a collective bargaining agreement. The plans include a savings plan feature under Section 401(k) of the Internal Revenue Code. The Company makes matching contributions to the plans equal to 50% of the first 6% of salary contributed by an eligible employee. Additionally, the Company makes a supplemental matching contribution for plan years in which the Company achieves an "above target" performance level based on certain goals established at the beginning of each fiscal year, increasing the matching contribution to between 67% and 100% depending on the performance level achieved, of the first 6% of salary contributed by eligible employees, not to exceed the maximum contribution permitted by the plan.
Under the terms of the plans, a participant becomes 100% vested in the Company's matching contributions after five years of credited service. Contributions made by the Company under these plans were $8.7 million, $11.2 million, and $10.6 million in Fiscal 2020, Fiscal 2019, and Fiscal 2018, respectively.
International Defined Benefit Plans
The Company sponsors certain single-employer defined benefit plans and cash balance plans at international locations which are not considered to be material individually or in the aggregate to the Company's financial statements. Pension benefits under these plans are based on formulas that reflect the employees' years of service and compensation levels during their employment period. The aggregate funded status of the single-employer defined benefit plans reflected net liabilities of $4.0 million and $2.8 million as of March 28, 2020 and March 30, 2019, respectively, and were primarily recorded within other non-current liabilities in the Company's consolidated balance sheets. These single-employer defined benefit plans had aggregate projected benefit obligations of $52.4 million and aggregate fair values of plan assets of $48.4 million as of March 28, 2020, compared to aggregate projected benefit obligations of $48.1 million and aggregate fair values of plan assets of $45.3 million as of March 30, 2019. The asset portfolio of the single-employer defined benefit plans primarily consists of fixed income securities, which have been measured at fair value largely using Level 2 inputs, as described in Note 12. Net pension expense for these plans was $5.0 million, $4.2 million, and $6.6 million in Fiscal 2020, Fiscal 2019, and Fiscal 2018, respectively. The service cost component of $4.7 million, $4.4 million, and $4.6 million in Fiscal 2020, Fiscal 2019, and Fiscal 2018, respectively, was recorded within SG&A expenses in the Company's consolidated statements of operations. All other components of net pension expense during the fiscal years presented were recorded within other income (expense), net, in the Company's consolidated statement of operations.
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
Other Compensation Plans
The Company had a non-qualified supplemental retirement plan for certain highly compensated employees whose benefits under the 401(k) profit sharing retirement savings plans were expected to be constrained by the operation of Internal Revenue Code limitations. These supplemental benefits vested over time and the related compensation expense was recognized over the vesting period. Effective August 2008, the Company amended this plan, resulting in a suspension of the annual contributions for substantially all plan participants. Further, affected participants were provided with a one-time election to either withdraw all benefits vested in the plan in a lump sum amount or remain in the plan and receive future distributions of benefits. As of March 28, 2020 and March 30, 2019, amounts accrued under this plan totaled $3.4 million and $5.1 million, respectively, and were classified within other non-current liabilities in the consolidated balance sheets. Total compensation expense recognized related to these benefits was not material in any of the fiscal years presented.

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

•
Europe — The Europe segment primarily consists of sales of Ralph Lauren branded apparel, footwear, accessories, home furnishings, and related products made through the Company's retail and wholesale businesses in Europe, the Middle East, and Latin America, excluding Club Monaco. In Europe, the Company's retail business is primarily comprised of its Ralph Lauren stores, its factory stores, its concession-based shop-within-shops, and its various digital commerce sites. The Company's wholesale business in Europe is comprised of a varying mix of sales to both department stores and specialty stores, depending on the country, as well as to various third-party digital partners.

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
Effective beginning in the first quarter of Fiscal 2020, operating results related to the Company's business in Latin America are included within its Europe segment due to a change in how the Company manages this business. Previously, such results were included within the Company's other non-reportable segments. All prior period segment information has been recast to reflect this change on a comparative basis.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net revenues for each of the Company's segments are as follows:

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
	(millions)
Net revenues:
North America	$3,140.5	$3,202.9	$3,231.0
Europe	1,632.2	1,683.0	1,608.3
Asia	1,017.2	1,041.0	933.7
Other non-reportable segments	369.9	386.1	409.3
Total net revenues	$6,159.8	$6,313.0	$6,182.3

Operating income for each of the Company's segments is as follows:

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
	(millions)
Operating income(a):
North America	$486.6	$682.8	$677.6
Europe	336.3	392.8	361.0
Asia	124.8	161.0	137.2
Other non-reportable segments	85.2	118.7	103.2
	1,032.9	1,355.3	1,279.0
Unallocated corporate expenses	(648.7)	(663.4)	(672.8)
Unallocated restructuring and other charges(b)	(67.2)	(130.1)	(108.0)
Total operating income	$317.0	$561.8	$498.2

(a)
Segment operating income during Fiscal 2020 reflects bad debt expense of $38.7 million, $15.2 million, $1.7 million, and $3.1 million related to North America, Europe, Asia, and other non-reportable segments, respectively, primarily related to adverse impacts associated with COVID-19 business disruptions. Segment operating income during Fiscal 2020 also reflects higher inventory charges of approximately $108 million, $42 million, $17 million, and $8 million as compared to the prior fiscal year related to North America, Europe, Asia, and other non-reportable segments, respectively, primarily related to adverse impacts associated with COVID-19 business disruptions. Segment operating income and unallocated corporate expenses during the fiscal years presented also included asset impairment charges (see Note 8), which are detailed below:

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
	(millions)
Asset impairment charges:
North America	$(1.9)	$(3.1)	$(4.7)
Europe	—	(5.4)	(1.2)
Asia	(3.7)	(4.4)	(1.0)
Other non-reportable segments	(19.3)	(7.0)	(22.4)
Unallocated corporate expenses	(6.7)	(5.9)	(20.7)
Total asset impairment charges	$(31.6)	$(25.8)	$(50.0)

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b)	The fiscal years presented included certain unallocated restructuring and other charges (see Note 9), which are detailed below:

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
	(millions)
Unallocated restructuring and other charges:
North America-related	$(1.2)	$(27.0)	$(15.5)
Europe-related	(3.3)	(14.9)	(4.6)
Asia-related	(0.9)	(0.9)	2.5
Other non-reportable segment-related	(0.8)	(4.5)	(8.4)
Corporate operations-related	(31.4)	(46.3)	(53.2)
Unallocated restructuring charges	(37.6)	(93.6)	(79.2)
Other charges (see Note 9)	(29.6)	(36.5)	(28.8)
Total unallocated restructuring and other charges	$(67.2)	$(130.1)	$(108.0)

The following tables summarize depreciation and amortization expense and capital expenditures for each of the Company's segments:

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
	(millions)
Depreciation and amortization expense:
North America	$74.6	$81.8	$82.5
Europe	32.8	33.6	34.9
Asia	59.3	49.1	50.3
Other non-reportable segments	5.4	7.2	10.6
Unallocated corporate	97.4	95.5	102.8
Unallocated restructuring and other charges (see Note 9)	—	14.1	14.1
Total depreciation and amortization expense	$269.5	$281.3	$295.2

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
	(millions)
Capital expenditures:
North America	$48.5	$74.6	$41.9
Europe	34.3	26.6	28.8
Asia	59.6	45.2	40.7
Other non-reportable segments	7.3	5.0	5.0
Unallocated corporate	120.6	46.3	45.2
Total capital expenditures	$270.3	$197.7	$161.6

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net revenues and long-lived assets by geographic location of the reporting subsidiary are as follows:

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
	(millions)
Net revenues(a):
The Americas(b)	$3,516.4	$3,602.2	$3,652.1
Europe(c)	1,625.3	1,668.6	1,595.2
Asia(d)	1,018.1	1,042.2	935.0
Total net revenues	$6,159.8	$6,313.0	$6,182.3

	March 28, 2020	March 30, 2019
	(millions)
Long-lived assets(a)(e):
The Americas(b)	$1,383.6	$789.6
Europe(c)	772.9	140.0
Asia(d)	334.6	109.6
Total long-lived assets	$2,491.1	$1,039.2

(a)	Net revenues and long-lived assets for certain of the Company's licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.

(b)
Includes the U.S., Canada, and Latin America. Net revenues earned in the U.S. were $3.308 billion, $3.379 billion, and $3.427 billion in Fiscal 2020, Fiscal 2019, and Fiscal 2018, respectively. Long-lived assets located in the U.S. were $1.327 billion and $766.1 million as of March 28, 2020 and March 30, 2019, respectively.

(c)	Includes the Middle East.

(d)	Includes Australia and New Zealand.

(e)	Long-lived assets as of March 28, 2020 reflect operating lease ROU assets resulting from the Company’s adoption of ASU 2016-02 (see Note 4).

21.	Additional Financial Information
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
A reconciliation of cash, cash equivalents, and restricted cash as of March 28, 2020 and March 30, 2019 from the consolidated balance sheets to the consolidated statements of cash flows is as follows:

	March 28, 2020	March 30, 2019
	(millions)
Cash and cash equivalents	$1,620.4	$584.1
Restricted cash included within prepaid expenses and other current assets	1.4	11.9
Restricted cash included within other non-current assets	8.0	30.5
Total cash, cash equivalents, and restricted cash	$1,629.8	$626.5

Restricted cash relates to cash held in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters and real estate leases.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Interest and Taxes
Cash paid for interest and income taxes is as follows:

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
	(millions)
Cash paid for interest	$15.4	$17.3	$11.7
Cash paid for income taxes	135.5	102.0	54.0

Non-cash Transactions
Operating and finance lease ROU assets recorded in connection with the recognition of new lease liabilities were $374.0 million and $64.0 million, respectively, during Fiscal 2020. Additionally, during Fiscal 2018, the Company recorded new finance (formerly referred to as "capital") lease assets of $3.3 million within its consolidated balance sheet.
Non-cash investing activities also included capital expenditures incurred but not yet paid of $29.1 million, $47.6 million, and $37.0 million as of the end of Fiscal 2020, Fiscal 2019, and Fiscal 2018, respectively.
Non-cash financing activities included the conversion of 1.0 million shares of Class B common stock into an equal number of shares of Class A common stock during Fiscal 2020, as discussed in Note 16.
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
These consolidated financial statements have been audited by Ernst & Young LLP in Fiscal 2020, Fiscal 2019, and Fiscal 2018, which is an independent registered public accounting firm. They conducted their audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and have expressed herein their unqualified opinions on those financial statements.
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
May 27, 2020

/s/ PATRICE LOUVET	/s/ JANE HAMILTON NIELSEN
Patrice Louvet	Jane Hamilton Nielsen
President and Chief Executive Officer	Chief Operating Officer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Ralph Lauren Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ralph Lauren Corporation (the "Company") as of March 28, 2020 and March 30, 2019, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended March 28, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 28, 2020 and March 30, 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 28, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 28, 2020, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 27, 2020 expressed an unqualified opinion thereon.
Adoption of ASU No. 2016-02
As discussed in Note 4 to the consolidated financial statements, the Company changed its method for accounting for leases in the fiscal year ended March 28, 2020 due to the adoption of ASU No. 2016-02, Leases (Topic 842). See below for discussion of our related critical audit matter.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

End-of-season Markdown Reserves

Description of the Matter
As disclosed in Note 3 of the consolidated financial statements, estimates for end-of-season markdown reserves are based on historical trends, actual and forecasted seasonal results, an evaluation of current economic and market conditions, retailer performance, and, in certain cases, contractual terms.
Auditing management's estimate of end-of-season markdown reserves was complex and judgmental as reserve amounts are sensitive to changes in market or economic conditions (including the effects of the global pandemic), and have a direct, material impact on the amount of revenue recognized by the Company. There is also significant estimation required to establish markdown reserve rates by brand and customer, which are based on the Company's review of the seasonal negotiations with each customer and the expected performance of the products in the customers' stores.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company's process to calculate the end-of-season markdown reserves, including the consideration of historical experience, actual and forecasted seasonal results, current economic and market conditions, (including the effects of the global pandemic), retailer performance, and contractual terms as applicable.
To test the estimate of end-of-season markdown reserves, we performed audit procedures that included, among others, assessing methodologies and testing the assumptions regarding seasonal negotiations with each customer which include the application of market and economic conditions to individual customers and the expected performance of the products in the customers' stores that were used by the Company to calculate the projected markdown allowances to be issued upon settlement. We compared the significant assumptions used by management to current market and economic trends, historical results and other relevant factors. We assessed the historical accuracy of management's estimates and performed sensitivity analyses of significant assumptions to substantively test the changes in the estimate that would result from reasonable changes in the assumptions.

Estimated Realizable Value of Inventory

Description of the Matter
As of March 28, 2020, the Company's net inventory balance was $736.2 million. As described in Note 3 to the consolidated financial statements, the valuation of inventory requires management to make assumptions and judgments about the recoverability of inventory and its estimated realizable value.
The estimated realizable value of inventory is determined based on an analysis of historical sales trends, market trends and economic conditions (including the effects of the global pandemic), future sales forecasts, on-hand inventory quantities, and consideration of the value of existing customer orders for future sales of inventory. Given the importance of inventory to the Company's operations and the materiality of the balance, coupled with the judgment involved in estimating future sales, auditing management's estimated realizable value involved a higher extent of testing and the involvement of more senior members of the engagement team in executing, supervising and reviewing the results of the procedures.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the process to determine the estimated realizable value of inventory, including controls over the inputs and assumptions used in management's calculation as described above.
Our audit procedures to test the estimated realizable value of inventory included, among others, evaluating the appropriateness of management's inputs to the calculation, including testing the completeness and accuracy of the data used in management's calculation such as historical sales activity and loss rates for each class of inventory, write-off activity, on-hand inventory levels and inventory aging. Our procedures also included testing the completeness of any expected net losses on firm commitments to purchase inventory. To evaluate management's ability to accurately estimate future sales projections, which is also a key factor in the determination of the reserve, we retrospectively reviewed actual sales compared to projections and considered the impact of the global pandemic on market trends and economic conditions. We also tested the mathematical accuracy of the Company's calculation.

Adoption of Accounting Standards Update No. 2016-02, Leases

Description of the Matter
As discussed above and as described in Note 4 to the consolidated financial statements, the Company adopted Accounting Standards Update 2016-02, Leases ("ASC 842") on March 31, 2019 and recorded operating lease liabilities and related operating lease right-of-use-assets of $1.75 billion and $1.60 billion, respectively, on its balance sheet. The Company applied its incremental borrowing rate ("IBR") to determine the present value of the remaining lease payments for each of its operating leases when calculating the operating lease liability and the related right-of-use asset. Additionally, in connection with the adoption of ASC 842, the Company recorded a $131.6 million adjustment to reduce its opening retained earnings balance for the impairment of a right-of-use asset for one of its real estate leases ("the real estate lease").

Auditing the Company's methodology and the assumptions applied in developing the IBR involved complex auditor judgment due to the subjectivity inherent in the calculation. Additionally, auditing the Company's impairment of the right-of-use asset for the real estate lease upon adoption involved significant audit effort due to the estimation involved in determining the recoverability and fair value of the right-of-use asset.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over the adoption of ASC 842, including the determination of the IBR and the calculation of the impairment of the right-of-use asset for the real estate lease. For example, we tested controls over management's review of the assumptions used in the determination of the IBR and the recoverability of the real estate lease right-of-use asset, as well as the calculation of the transition adjustment.
To test the Company's IBR, we involved our valuation specialists to assist us in performing audit procedures that included, among others, evaluating the Company's selection of the IBR methodology and evaluating the significant assumptions used in applying the selected methodology. We involved our valuation specialists to assist with testing the IBR by performing corroborative calculations and a regression analysis to estimate the Company's credit rating. To test the Company's right-of-use impairment adjustment upon adoption for the real estate lease, we involved our valuation specialists to assist with testing the assumptions used in the Company's valuation.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2008.
New York, New York
May 27, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Ralph Lauren Corporation
Opinion on Internal Control over Financial Reporting
We have audited Ralph Lauren Corporation's internal control over financial reporting as of March 28, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ralph Lauren Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 28, 2020, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 28, 2020 and March 30, 2019, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended March 28, 2020, and the related notes and our report dated May 27, 2020 expressed an unqualified opinion thereon.
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
May 27, 2020

RALPH LAUREN CORPORATION
SELECTED FINANCIAL INFORMATION
The following table sets forth selected historical financial information as of the dates and for the periods indicated.
The consolidated statement of operations data for each of the three fiscal years in the period ended March 28, 2020, as well as the consolidated balance sheet data as of March 28, 2020 and March 30, 2019 have been derived from, and should be read in conjunction with, the audited financial statements, notes, and other financial information presented elsewhere herein. The consolidated statements of operations data for the fiscal years ended April 1, 2017 and April 2, 2016 and the consolidated balance sheet data at March 31, 2018, April 1, 2017, and April 2, 2016 have been derived from audited financial statements not included herein. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein. The historical results are not necessarily indicative of the results to be expected in any future period.

	Fiscal Years Ended(a)
	March 28, 2020(b)	March 30, 2019(c)	March 31, 2018(c)	April 1, 2017	April 2, 2016
	(millions, except per share data)
Statement of Operations Data:
Net revenues	$6,159.8	$6,313.0	$6,182.3	$6,652.8	$7,405.2
Gross profit(d)	3,653.3	3,886.0	3,751.7	3,651.1	4,186.7
Impairment of assets	(31.6)	(25.8)	(50.0)	(253.8)	(48.8)
Restructuring and other charges	(67.2)	(130.1)	(108.0)	(318.6)	(142.6)
Operating income (loss)	317.0	561.8	498.2	(92.3)	582.8
Interest income (expense), net	16.8	20.1	(5.9)	(5.1)	(14.7)
Net income (loss)	$384.3	$430.9	$162.8	$(99.3)	$396.4
Net income (loss) per common share:
Basic	$5.07	$5.35	$1.99	$(1.20)	$4.65
Diluted	$4.98	$5.27	$1.97	$(1.20)	$4.62
Weighted-average common shares outstanding:
Basic	75.8	80.6	81.7	82.7	85.2
Diluted	77.2	81.7	82.5	82.7	85.9
Dividends declared per common share	$2.75	$2.50	$2.00	$2.00	$2.00

(a)
Fiscal 2016 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks. The inclusion of the 53rd week in Fiscal 2016 resulted in incremental net revenues of $72.2 million and net income of $8.3 million, or $0.10 per diluted share.

(b)
Fiscal 2020 reflects a one-time benefit in connection with Swiss tax reform of $122.9 million recorded within the income tax provision (see Note 10 to the accompanying consolidated financial statements), as well as adverse impacts resulting from COVID-19 business disruptions.

(c)
Fiscal 2019 and Fiscal 2018 reflect TCJA enactment-related charges of $27.6 million and $221.4 million, respectively, recorded within the income tax provision (see Note 10 to the accompanying consolidated financial statements).

(d)
Fiscal 2020, Fiscal 2019, Fiscal 2018, Fiscal 2017, and Fiscal 2016 reflect restructuring-related inventory charges of $2.2 million, $7.2 million, $7.6 million, $197.9 million, and $20.4 million, respectively (see Note 9 to the accompanying consolidated financial statements).

RALPH LAUREN CORPORATION
SELECTED FINANCIAL INFORMATION (Continued)

	March 28, 2020	March 30, 2019	March 31, 2018	April 1, 2017	April 2, 2016
	(millions)
Balance Sheet Data:
Cash and cash equivalents	$1,620.4	$584.1	$1,304.6	$668.3	$456.3
Investments	495.9	1,448.3	785.6	706.1	816.0
Working capital(a)	1,283.2	2,394.7	1,961.2	1,794.6	1,854.4
Total assets	7,279.9	5,942.8	6,143.3	5,652.0	6,213.1
Total debt (including current maturities of debt)	1,171.0	689.1	596.2	588.2	713.1
Other non-current obligations(b)	322.1	359.3	361.2	250.9	265.7
Equity	2,693.1	3,287.2	3,457.4	3,299.6	3,743.5

(a)	Working capital is calculated as total current assets less total current liabilities (including current maturities of debt).

(b)	Comprised of the Company's non-current finance lease and income tax payable obligations.

RALPH LAUREN CORPORATION
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following table sets forth the quarterly financial information of the Company:

	Quarterly Periods Ended(a)(b)
	June 29, 2019	September 28, 2019	December 28, 2019(c)	March 28, 2020(c)(d)
	(millions, except per share data)
Net revenues	$1,428.8	$1,706.2	$1,750.7	$1,274.1
Gross profit	920.8	1,049.0	1,089.1	594.4
Net income (loss)	117.1	182.1	334.1	(249.0)
Net income (loss) per common share(e):
Basic	$1.50	$2.37	$4.47	$(3.38)
Diluted	$1.47	$2.34	$4.41	$(3.38)
Dividends declared per common share	$0.6875	$0.6875	$0.6875	$0.6875

	Quarterly Periods Ended(a)(f)
	June 30, 2018	September 29, 2018(g)	December 29, 2018(g)	March 30, 2019
	(millions, except per share data)
Net revenues	$1,390.6	$1,690.9	$1,725.8	$1,505.7
Gross profit	895.7	1,029.3	1,059.5	901.5
Net income	109.0	170.3	120.0	31.6
Net income per common share(e):
Basic	$1.33	$2.09	$1.50	$0.40
Diluted	$1.31	$2.07	$1.48	$0.39
Dividends declared per common share	$0.625	$0.625	$0.625	$0.625

(a)	All fiscal quarters presented consisted of 13 weeks.

(b)
Net income (loss) and net income (loss) per common share for the three-month periods ended June 29, 2019, September 28, 2019, December 28, 2019, and March 28, 2020 were negatively impacted by pretax restructuring-related charges, impairment of assets (including an equity method investment), and certain other charges of $31.4 million, $21.0 million, $21.4 million, and $34.3 million, respectively (see Notes 8 and 9 to the accompanying consolidated financial statements).

(c)
Net income (loss) and net income (loss) per common share for the three-month periods ended December 28, 2019 and March 28, 2020 reflect a Swiss Tax Act benefit and charge of $134.1 million and $11.2 million, respectively (see Note 10 to the accompanying consolidated financial statements).

(d)	Operating results during the three months ended March 28, 2020 reflected adverse impacts associated with COVID-19 business disruptions.

(e)
Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amount because of differences in the average number of common shares outstanding during each period, as well as the exclusion of potentially dilutive instruments from diluted weighted-average common shares outstanding during quarters with net losses.

(f)
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

(g)
Net income and net income per common share for the three-month periods ended September 29, 2018 and December 29, 2018 reflect a favorable TCJA measurement period adjustment of $4.7 million and a TCJA measurement period charge of $32.3 million, respectively (see Note 10 to the accompanying consolidated financial statements).

