Form 10-Q
period 2020-06-27
RALPH LAUREN CORP
filed 2020-08-04
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 31, 2020, 48,163,405 shares of the registrant's Class A common stock, $.01 par value, and 24,881,276 shares of the registrant's Class B common stock, $.01 par value, were outstanding.

RALPH LAUREN CORPORATION

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 27, 2020	March 28, 2020
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,451.3	$1,620.4
Short-term investments	259.3	495.9
Accounts receivable, net of allowances of $239.9 million and $276.2 million	108.7	277.1
Inventories	773.2	736.2
Income tax receivable	63.9	84.8
Prepaid expenses and other current assets	200.6	160.8
Total current assets	3,857.0	3,375.2
Property and equipment, net	945.8	979.5
Operating lease right-of-use assets	1,464.1	1,511.6
Deferred tax assets	309.5	245.2
Goodwill	921.9	915.5
Intangible assets, net	136.1	141.0
Other non-current assets	106.0	111.9
Total assets	$7,740.4	$7,279.9
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$—	$475.0
Current portion of long-term debt	299.9	299.6
Accounts payable	144.2	246.8
Income tax payable	70.9	65.1
Current operating lease liabilities	314.7	288.4
Accrued expenses and other current liabilities	657.2	717.1
Total current liabilities	1,486.9	2,092.0
Long-term debt	1,630.1	396.4
Long-term operating lease liabilities	1,517.7	1,568.3
Income tax payable	132.7	132.7
Non-current liability for unrecognized tax benefits	91.7	88.9
Other non-current liabilities	325.8	308.5
Commitments and contingencies (Note 13)
Total liabilities	5,184.9	4,586.8
Equity:
Class A common stock, par value $.01 per share; 106.0 million and 104.9 million shares issued; 48.2 million and 47.6 million shares outstanding	1.0	1.0
Class B common stock, par value $.01 per share; 24.9 million shares issued and outstanding	0.3	0.3
Additional paid-in-capital	2,609.5	2,594.4
Retained earnings	5,866.3	5,994.0
Treasury stock, Class A, at cost; 57.8 million and 57.3 million shares	(5,812.3)	(5,778.4)
Accumulated other comprehensive loss	(109.3)	(118.2)
Total equity	2,555.5	2,693.1
Total liabilities and equity	$7,740.4	$7,279.9
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 27, 2020	June 29, 2019
	(millions, except per share data)
Net revenues	$487.5	$1,428.8
Cost of goods sold	(138.8)	(508.0)
Gross profit	348.7	920.8
Selling, general, and administrative expenses	(507.6)	(746.7)
Impairment of assets	(2.1)	(1.2)
Restructuring and other charges	(7.0)	(29.6)
Total other operating expenses, net	(516.7)	(777.5)
Operating income (loss)	(168.0)	143.3
Interest expense	(9.6)	(4.2)
Interest income	2.9	11.6
Other income (expense), net	2.1	(4.1)
Income (loss) before income taxes	(172.6)	146.6
Income tax benefit (provision)	44.9	(29.5)
Net income (loss)	$(127.7)	$117.1
Net income (loss) per common share:
Basic	$(1.75)	$1.50
Diluted	$(1.75)	$1.47
Weighted average common shares outstanding:
Basic	73.1	78.2
Diluted	73.1	79.9
Dividends declared per share	$—	$0.6875
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	June 27, 2020	June 29, 2019
	(millions)
Net income (loss)	$(127.7)	$117.1
Other comprehensive income (loss), net of tax:
Foreign currency translation gains	13.0	4.0
Net losses on cash flow hedges	(4.0)	(9.7)
Net losses on defined benefit plans	(0.1)	(0.1)
Other comprehensive income (loss), net of tax	8.9	(5.8)
Total comprehensive income (loss)	$(118.8)	$111.3
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 27, 2020	June 29, 2019
	(millions)
Cash flows from operating activities:
Net income (loss)	$(127.7)	$117.1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	63.7	66.2
Deferred income tax benefit	(66.9)	(8.1)
Non-cash stock-based compensation expense	15.1	23.0
Non-cash impairment of assets	2.1	1.2
Bad debt expense (benefit)	(16.5)	0.1
Other non-cash benefits	—	(2.0)
Changes in operating assets and liabilities:
Accounts receivable	186.3	108.6
Inventories	(29.0)	(165.7)
Prepaid expenses and other current assets	(37.4)	(48.8)
Accounts payable and accrued liabilities	(119.2)	82.9
Income tax receivables and payables	35.2	13.3
Deferred income	0.3	1.8
Other balance sheet changes	23.7	7.8
Net cash provided by (used in) operating activities	(70.3)	197.4
Cash flows from investing activities:
Capital expenditures	(21.3)	(49.4)
Purchases of investments	(63.6)	(173.5)
Proceeds from sales and maturities of investments	301.9	308.4
Acquisitions and ventures	—	0.9
Proceeds from sale of property	—	20.8
Settlement of net investment hedges	3.7	—
Net cash provided by investing activities	220.7	107.2
Cash flows from financing activities:
Repayments of borrowings on credit facilities	(475.0)	—
Proceeds from the issuance of long-term debt	1,241.9	—
Payments of finance lease obligations	(1.6)	(4.9)
Payments of dividends	(49.8)	(48.8)
Repurchases of common stock, including shares surrendered for tax withholdings	(33.9)	(191.1)
Other financing activities	(8.5)	—
Net cash provided by (used in) financing activities	673.1	(244.8)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	7.6	5.1
Net increase in cash, cash equivalents, and restricted cash	831.1	64.9
Cash, cash equivalents, and restricted cash at beginning of period	1,629.8	626.5
Cash, cash equivalents, and restricted cash at end of period	$2,460.9	$691.4
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended June 27, 2020
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at March 28, 2020	129.8	$1.3	$2,594.4	$5,994.0	57.3	$(5,778.4)	$(118.2)	$2,693.1
Comprehensive loss:
Net loss				(127.7)
Other comprehensive income							8.9
Total comprehensive loss								(118.8)
Dividends declared				—				—
Repurchases of common stock					0.5	(33.9)		(33.9)
Stock-based compensation			15.1					15.1
Shares issued pursuant to stock-based compensation plans	1.1	—	—					—
Balance at June 27, 2020	130.9	$1.3	$2,609.5	$5,866.3	57.8	$(5,812.3)	$(109.3)	$2,555.5

	Three Months Ended June 29, 2019
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at March 30, 2019	128.8	$1.3	$2,493.8	$5,979.1	50.7	$(5,083.6)	$(103.4)	$3,287.2
Comprehensive income:
Net income				117.1
Other comprehensive loss							(5.8)
Total comprehensive income								111.3
Dividends declared				(53.1)				(53.1)
Repurchases of common stock					1.7	(191.1)		(191.1)
Stock-based compensation			23.0					23.0
Shares issued pursuant to stock-based compensation plans	0.8	—	—					—
Cumulative adjustment from adoption of new accounting standards				(164.5)				(164.5)
Balance at June 29, 2019	129.6	$1.3	$2,516.8	$5,878.6	52.4	$(5,274.7)	$(109.2)	$3,012.8

(a)
Includes Class A and Class B common stock. During the three months ended June 29, 2019, 0.5 million shares of Class B common stock were converted into an equal number of shares of Class A common stock pursuant to the terms of the Class B common stock (see Note 14).

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
This report should be read in conjunction with the Company's Annual Report on Form 10-K filed with the SEC for the fiscal year ended March 28, 2020 (the "Fiscal 2020 10-K").
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2021 will end on March 27, 2021 and will be a 52-week period ("Fiscal 2021"). Fiscal year 2020 ended on March 28, 2020 and was also a 52-week period ("Fiscal 2020"). The first quarter of Fiscal 2021 ended on June 27, 2020 and was a 13-week period. The first quarter of Fiscal 2020 ended on June 29, 2019 and was also a 13-week period.
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
Reclassifications
Certain reclassifications have been made to prior period financial information in order to conform to the current period's presentation.
Seasonality of Business
The Company's business is typically affected by seasonal trends, with higher levels of retail sales in its second and third fiscal quarters and higher wholesale sales in its second and fourth fiscal quarters. These trends result primarily from the timing of key vacation travel, back-to-school, and holiday shopping periods impacting its retail business and the timing of seasonal wholesale shipments. As a result of changes in its business, consumer spending patterns, and the macroeconomic environment, including those resulting from disease pandemics and other catastrophic events, historical quarterly operating trends and working capital requirements may not be indicative of the Company's future performance. In addition, fluctuations in sales, operating income (loss), and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, the Company's operating results and cash flows for the three-month period ended June 27, 2020 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2021.
COVID-19 Pandemic
A novel strain of coronavirus commonly referred to as COVID-19 has spread rapidly across the globe in recent months, including throughout all major geographies in which the Company operates (North America, Europe, and Asia), resulting in adverse economic conditions and business disruptions, as well as significant volatility in global financial markets. Governments worldwide have imposed varying degrees of preventative and protective actions, such as temporary travel bans, forced business closures, and stay-at-home orders, all in an effort to reduce the spread of the virus. Such factors, among others, have resulted in a significant decline in retail traffic, tourism, and consumer spending on discretionary items. Additionally, during this period of uncertainty, companies across a wide array of industries have implemented various initiatives to reduce operating expenses and preserve cash balances, including work furloughs and reduced pay, which could lower consumers' disposable income levels or willingness to purchase discretionary items. Further, even after such government restrictions and company initiatives are lifted, consumer behavior, spending levels, and/or shopping preferences, such as willingness to congregate in shopping centers or other populated locations, could be adversely affected.
In connection with the COVID-19 pandemic, the Company has experienced varying degrees of business disruptions and periods of closure of its stores, distribution centers, and corporate facilities, as have the Company's wholesale customers, licensing partners, suppliers, and vendors. During the first quarter of Fiscal 2021, the majority of the Company's stores in key markets were closed for an average of 8 to 10 weeks, resulting in significant adverse impacts to its operating results. Although nearly all of the Company's stores were reopened by the end of the first quarter of Fiscal 2021, the majority are operating at limited hours and

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

customer capacity levels in accordance with local health guidelines, with traffic remaining challenged. The Company's wholesale business has also been adversely affected, particularly in North America and Europe, as a result of department store closures and lower traffic and consumer demand.
Throughout the pandemic, the Company's priority has been to ensure the safety and well-being of its employees, consumers, and the communities in which it operates around the world. The Company continues to take into account the guidance of local governments and global health organizations and has implemented new health and safety protocols in its stores, distribution centers, and corporate facilities. The Company has also taken various preemptive actions to preserve cash and strengthen its liquidity position, including:

•	amending its Global Credit Facility in May 2020 to temporarily waive its leverage ratio requirement (see Note 10);

•	issuing $1.250 billion of unsecured senior notes in June 2020, the proceeds of which are being used for general corporate purposes (see Note 10);

•	temporarily suspending its quarterly cash dividend and common stock repurchase program, effective beginning in the first quarter of Fiscal 2021 (see Note 14);

•	temporarily reducing the base compensation of its executives and senior management team, as well as its Board of Directors, for the first quarter of Fiscal 2021;

•	temporarily furloughing or reducing work hours for a significant portion of its employees, who nevertheless remain eligible to receive employee benefits during such period;

•
carefully managing its expense structure across all key areas of spend, including aligning inventory levels with anticipated demand, negotiating rent abatements with certain of its landlords, and postponing non-critical capital build-out and other investments and activities;

•	pursuing relevant government subsidy programs related to COVID-19 business disruptions; and

•	improving upon its cash conversion cycle largely driven by its accounts receivable collection efforts and extended vendor payment terms.
The COVID-19 pandemic remains highly volatile and continues to evolve daily. Accordingly, the Company cannot predict for how long and to what extent the pandemic will impact its business operations or the global economy as a whole. The Company will continue to assess its operations location-by-location, taking into account the guidance of local governments and global health organizations to determine when its operations can begin returning to normal levels of business.

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Revenue from the Company's licensing arrangements is recognized over time during the period that licensees are provided access to the Company's trademarks (i.e., symbolic intellectual property) and benefit from such access through their sales of licensed products. These arrangements require licensees to pay a sales-based royalty which, for most arrangements, may be subject to a contractually-guaranteed minimum royalty amount. Payments are generally due quarterly and, depending on time of receipt, may be recorded as a liability until recognized as revenue. The Company recognizes revenue for sales-based royalty arrangements (including those for which the royalty exceeds any contractually-guaranteed minimum royalty amount) as licensed products are sold by the licensee. If a sales-based royalty is not ultimately expected to exceed a contractually-guaranteed minimum royalty amount, the minimum is generally recognized as revenue ratably over the respective contractual period. This sales-based output measure of progress and pattern of recognition best represents the value transferred to the licensee over the term of the arrangement, as well as the amount of consideration that the Company is entitled to receive in exchange for providing access to its trademarks. As of June 27, 2020, contractually-guaranteed minimum royalty amounts expected to be recognized as revenue during future periods were as follows:

Contractually-Guaranteed Minimum Royalties(a)
(millions)
Remainder of Fiscal 2021	$56.7
Fiscal 2022	67.3
Fiscal 2023	43.6
Fiscal 2024	26.6
Fiscal 2025 and thereafter	1.1
Total	$195.3

(a)	Amounts presented do not contemplate anticipated contract renewals or royalties earned in excess of the contractually-guaranteed minimums.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Disaggregated Net Revenues
The following tables disaggregate the Company's net revenues into categories that depict how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors for the fiscal periods presented:

	Three Months Ended
	June 27, 2020					June 29, 2019
	North America	Europe	Asia	Other	Total	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$142.6	$79.2	$166.5	$6.5	$394.8	$403.1	$218.5	$246.5	$49.5	$917.6
Wholesale	22.5	41.5	5.4	0.5	69.9	316.3	142.3	12.1	1.8	472.5
Licensing	—	—	—	22.8	22.8	—	—	—	38.7	38.7
Total	$165.1	$120.7	$171.9	$29.8	$487.5	$719.4	$360.8	$258.6	$90.0	$1,428.8

(a)	Net revenues from the Company's retail and wholesale businesses are recognized at a point in time. Net revenues from the Company's licensing business are recognized over time.
Deferred Income
Deferred income represents cash payments received in advance of the Company's transfer of control of products or services to its customers and is generally comprised of unredeemed gift cards, net of breakage, and advance royalty payments from licensees. The Company's deferred income balances were $15.1 million and $14.6 million as of June 27, 2020 and March 28, 2020, respectively, and were primarily recorded within accrued expenses and other current liabilities within the consolidated balance sheets. During the three months ended June 27, 2020, the Company recognized $3.4 million of net revenues from amounts recorded as deferred income as of March 28, 2020. The majority of the deferred income balance as of June 27, 2020 is expected to be recognized as revenue within the next twelve months.
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
A summary of shipping and handling costs for the fiscal periods presented is as follows:

	Three Months Ended
	June 27, 2020	June 29, 2019
	(millions)
Shipping costs	$8.4	$9.9
Handling costs	26.5	36.2

Net Income (Loss) per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shares by the weighted-average number of common shares outstanding during the period. Weighted-average common shares include shares of the Company's Class A and Class B common stock. Diluted net income (loss) per common share adjusts basic net income (loss) per common share for the dilutive effects of outstanding restricted stock units ("RSUs"), stock options, and any other potentially dilutive instruments, only in the periods in which such effects are dilutive.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average number of common shares outstanding used to calculate basic net income (loss) per common share is reconciled to shares used to calculate diluted net income (loss) per common share as follows:

	Three Months Ended
	June 27, 2020		June 29, 2019
	(millions)
Basic shares	73.1		78.2
Dilutive effect of RSUs and stock options	—	(a)	1.7
Diluted shares	73.1		79.9

(a)
Incremental shares of 1.6 million attributable to outstanding RSUs were excluded from the computation of diluted shares for the three months ended June 27, 2020, as such shares would not be dilutive as a result of the net loss incurred.

All earnings per share amounts have been calculated using unrounded numbers. The Company has outstanding performance-based and market-based RSUs, which are included in the computation of diluted shares only to the extent that the underlying performance or market conditions (i) have been satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. In addition, options to purchase shares of the Company's Class A common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income (loss) per common share. As of June 27, 2020 and June 29, 2019, there were 0.8 million and 1.0 million, respectively, of additional shares issuable contingent upon vesting of performance-based RSUs and upon exercise of anti-dilutive stock options, that were excluded from the diluted shares calculations.
Accounts Receivable
In the normal course of business, the Company extends credit to wholesale customers that satisfy defined credit criteria. Payment is generally due within 30 to 120 days and does not include a significant financing component. Accounts receivable is recorded at amortized cost, which approximates fair value, and is presented in the Company's consolidated balance sheets net of certain reserves and allowances. These reserves and allowances consist of (i) reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances (see the "Revenue Recognition" section above for further discussion of related accounting policies) and (ii) allowances for doubtful accounts.
A rollforward of the activity in the Company's reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented below:

	Three Months Ended
	June 27, 2020	June 29, 2019
	(millions)
Beginning reserve balance	$204.7	$176.5
Amount charged against revenue to increase reserve	11.3	113.9
Amount credited against customer accounts to decrease reserve	(33.9)	(125.9)
Foreign currency translation	1.9	1.0
Ending reserve balance	$184.0	$165.5

An allowance for doubtful accounts is determined through analysis of accounts receivable aging, assessments of collectability based on evaluation of historical trends, the financial condition of the Company's customers and their ability to withstand prolonged periods of adverse economic conditions, and evaluation of the impact of current and forecasted economic and market conditions over the related asset's contractual life, among other factors. The Company's estimated allowance for doubtful accounts as of June 27, 2020 reflects adverse impacts associated with COVID-19 business disruptions, which include temporary department and specialty store closures worldwide, as well as declines in retail traffic, tourism, and consumer spending on discretionary items.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A rollforward of the activity in the Company's allowance for doubtful accounts is presented below:

	Three Months Ended
	June 27, 2020	June 29, 2019
	(millions)
Beginning reserve balance	$71.5	$15.7
Amount recorded to expense to increase (decrease) reserve(a)	(16.5)	0.1
Amount written-off against customer accounts to decrease reserve	—	(1.0)
Foreign currency translation	0.9	0.2
Ending reserve balance	$55.9	$15.0

(a)	Amounts recorded to bad debt expense are included within SG&A expenses in the consolidated statements of operations.
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department stores, specialty stores, and third-party digital partners around the world, and extends credit based on an evaluation of each customer's financial capacity and condition, usually without requiring collateral. In the Company's wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2020, the Company's sales to its three largest wholesale customers accounted for approximately 18% of total net revenues. Substantially all of the Company's sales to its three largest wholesale customers related to its North America segment. As of June 27, 2020, these three key wholesale customers constituted approximately 16% of total gross accounts receivable.
Inventories
The Company holds inventory that is sold in its retail stores and digital commerce sites directly to consumers. The Company also holds inventory that is sold through wholesale distribution channels to major department stores, specialty stores, and third-party digital partners. Substantially all of the Company's inventories consist of finished goods, which are stated at the lower of cost or estimated realizable value, with cost determined on a weighted-average cost basis. Inventory held by the Company totaled $773.2 million, $736.2 million, and $988.6 million as of June 27, 2020, March 28, 2020, and June 29, 2019, respectively.
Implementation Costs Incurred in Cloud Computing Arrangements
For cloud computing arrangements that are a service contract, the Company capitalizes certain implementation costs incurred (depending on their nature) during the application development stage of the related project, and expenses costs during the preliminary project and post-implementation stages as they are incurred. Capitalized implementation costs are expensed on a straight-line basis over the reasonably certain term of the hosting arrangement, beginning when the module is ready for its intended use. The Company's cloud computing arrangements relate to various areas, including certain retail store and digital commerce operations, and corporate and administrative functions. Capitalized amounts related to such arrangements are recorded within prepaid expenses and other current assets and within other non-current assets in the consolidated balance sheets (see Note 6). Capitalized implementation costs expensed during the three-month periods ended June 27, 2020 and June 29, 2019 were $2.5 million and $0.8 million, respectively, and were recorded in SG&A expenses in the consolidated statements of operations.
See Note 4 for further discussion of the Company's adoption of a new accounting standard related to implementation costs incurred in connection with cloud computing arrangements that are a service contract as of the beginning of Fiscal 2021.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The fair values of the Company's derivative instruments are recorded on its consolidated balance sheets on a gross basis. For cash flow reporting purposes, proceeds received or amounts paid upon the settlement of a derivative instrument are classified in the same manner as the related item being hedged, primarily within cash flows from operating activities for its forward foreign exchange contracts and within cash flows from investing activities for its cross-currency swap contracts, both as discussed below.
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
If a derivative instrument is dedesignated or if hedge accounting is discontinued because the instrument is not expected to be highly effective in hedging the designated exposure, any further gains (losses) are recognized in earnings each period within other income (expense), net. Upon discontinuance of hedge accounting, the cumulative change in fair value of the derivative instrument recorded in AOCI is recognized in earnings when the related hedged item affects earnings, consistent with the hedging strategy, unless the related forecasted transaction is probable of not occurring, in which case the accumulated amount is immediately recognized within other income (expense), net.
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
Refer to Note 3 of the Fiscal 2020 10-K for a summary of all of the Company's significant accounting policies.

4.	Recently Issued Accounting Standards
Implementation Costs Incurred in Cloud Computing Arrangements
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" ("ASU 2018-15"). ASU 2018-15 addresses diversity in practice surrounding the accounting for costs incurred to implement a cloud computing hosting arrangement that is a service contract by establishing a model for capitalizing or expensing such costs, depending on their nature and the stage of the related project during which they are incurred. Any capitalized costs are to be expensed over the reasonably certain term of the hosting arrangement and presented in the same line within the statement of operations as the expense for the arrangement's fees. ASU 2018-15 also requires enhanced qualitative and quantitative disclosures surrounding hosting arrangements that are service contracts.
The Company adopted ASU 2018-15 as of the beginning of Fiscal 2021. Prior to adoption, the Company had already generally accounted for implementation costs incurred in connection with cloud computing arrangements in a manner consistent with the new standard. Therefore, other than the new disclosure requirements, the adoption of ASU 2018-15 did not have an impact on the Company's consolidated financial statements. See Note 3 for further discussion of the Company's accounting for cloud computing arrangements.
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). ASU 2016-13, which was further updated and clarified by the FASB through issuance of additional related ASUs, amends the guidance surrounding measurement and recognition of credit losses on financial assets measured at amortized cost, including trade receivables and investments in certain debt securities, by requiring upfront recognition of an allowance for credit losses expected to be incurred over an asset's contractual life based on relevant information about past events, current conditions, and supportable forecasts impacting its ultimate collectability. It is expected that application of this "expected loss" model will result in earlier recognition of credit losses than the current "as incurred" model, under which losses are recognized only upon occurrence of an event that gives rise to the incurrence of a probable loss. While the Company's historical bad debt write-off activity has generally been insignificant, similar to current practice, the extent of losses ultimately recognized will depend on prevailing conditions and ongoing consideration of information and forecasts that inform assessments of collectability. The Company adopted ASU 2016-13 as of the beginning of Fiscal 2021 using the modified retrospective basis. Overall, the adoption of ASU 2016-13 did not have a material impact on the Company's consolidated financial statements.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Property and Equipment
Property and equipment, net consists of the following:

	June 27, 2020	March 28, 2020
	(millions)
Land and improvements	$15.3	$15.3
Buildings and improvements	311.6	309.0
Furniture and fixtures	637.7	629.5
Machinery and equipment	383.2	378.8
Capitalized software	547.4	543.3
Leasehold improvements	1,213.6	1,194.5
Construction in progress	33.0	37.5
	3,141.8	3,107.9
Less: accumulated depreciation	(2,196.0)	(2,128.4)
Property and equipment, net	$945.8	$979.5

Depreciation expense was $58.5 million and $60.3 million during the three-month periods ended June 27, 2020 and June 29, 2019, respectively, and is recorded primarily within SG&A expenses in the consolidated statements of operations.

6.	Other Assets and Liabilities
Prepaid expenses and other current assets consist of the following:

	June 27, 2020	March 28, 2020
	(millions)
Prepaid inventory	$41.8	$0.2
Non-trade receivables	32.8	27.0
Other taxes receivable	22.3	24.7
Prepaid software maintenance	15.7	14.8
Inventory return asset	10.5	8.9
Cloud computing arrangement implementation costs	9.3	8.4
Prepaid advertising and marketing	7.1	10.1
Prepaid occupancy expense	5.8	6.7
Derivative financial instruments	3.7	13.7
Other prepaid expenses and current assets	51.6	46.3
Total prepaid expenses and other current assets	$200.6	$160.8

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other non-current assets consist of the following:

	June 27, 2020	March 28, 2020
	(millions)
Derivative financial instruments	$42.9	$48.6
Security deposits	29.2	29.4
Restricted cash	8.2	8.0
Cloud computing arrangement implementation costs	5.1	4.9
Other non-current assets	20.6	21.0
Total other non-current assets	$106.0	$111.9

Accrued expenses and other current liabilities consist of the following:

	June 27, 2020	March 28, 2020
	(millions)
Accrued inventory	$181.5	$167.1
Accrued operating expenses	181.0	176.4
Accrued payroll and benefits	149.5	186.2
Other taxes payable	65.0	47.9
Accrued capital expenditures	26.4	29.1
Restructuring reserve	17.1	25.5
Deferred income	15.0	14.6
Finance lease obligations	9.4	9.8
Derivative financial instruments	0.7	6.9
Dividends payable	—	49.8
Other accrued expenses and current liabilities	11.6	3.8
Total accrued expenses and other current liabilities	$657.2	$717.1

Other non-current liabilities consist of the following:

	June 27, 2020	March 28, 2020
	(millions)
Finance lease obligations	$189.7	$189.4
Deferred lease incentives and obligations	55.8	57.8
Accrued benefits and deferred compensation	18.6	19.5
Derivative financial instruments	17.5	—
Deferred tax liabilities	10.5	10.0
Other non-current liabilities	33.7	31.8
Total other non-current liabilities	$325.8	$308.5

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Impairment of Assets
During the three-month periods ended June 27, 2020 and June 29, 2019, the Company recorded non-cash impairment charges of $2.1 million and $1.2 million, respectively, to write off certain long-lived assets primarily related to store closures identified through its on-going store portfolio evaluation and its restructuring plans (see Note 8), respectively.
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
Actions associated with the Fiscal 2019 Restructuring Plan are complete and no additional charges are expected to be incurred in connection with this plan. A summary of the charges recorded in connection with the Fiscal 2019 Restructuring Plan during the fiscal period presented, as well as the cumulative charges recorded since its inception, is as follows:

	Three Months Ended
	June 29, 2019	Cumulative Charges
	(millions)
Cash-related restructuring charges:
Severance and benefit costs	$5.9	$90.3
Lease termination and store closure costs	0.3	2.3
Other cash charges	0.8	10.8
Total cash-related restructuring charges	7.0	103.4
Non-cash charges:
Impairment of assets (see Note 7)	1.2	19.0
Inventory-related charges(a)	0.6	8.2
Accelerated stock-based compensation expense(b)	—	3.6
Loss on sale of property(c)	—	11.6
Total non-cash charges	1.8	42.4
Total charges	$8.8	$145.8

(a)	Inventory-related charges are recorded within cost of goods sold in the consolidated statements of operations.

(b)
Accelerated stock-based compensation expense, which is recorded within restructuring and other charges in the consolidated statements of operations, was recorded in connection with vesting provisions associated with certain separation agreements.

(c)
Loss on sale of property, which was recorded within restructuring and other charges in the consolidated statements of operations, was incurred in connection with the sale of one of the Company's distribution centers in North America.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of current period activity in the restructuring reserve related to the Fiscal 2019 Restructuring Plan is as follows:

	Severance and Benefit Costs	Lease Termination and Store Closure Costs	Other Cash Charges	Total
	(millions)
Balance at March 28, 2020	$23.5	$—	$0.6	$24.1
Additions charged to expense	—	—	—	—
Cash payments charged against reserve	(8.0)	—	(0.6)	(8.6)
Balance at June 27, 2020	$15.5	$—	$—	$15.5

Other Restructuring Activities
During the three months ended June 27, 2020, the Company recorded $2.6 million in cash-related restructuring charges, primarily associated with severance and benefit costs. As of June 27, 2020, the remaining restructuring liability related to these charges, together with the liability related to restructuring plans initiated prior to the Company's fiscal year ended March 30, 2019 ("Fiscal 2019"), was $4.4 million, reflecting cash payments of $1.6 million made during the three months ended June 27, 2020.
The Company also recorded non-cash inventory-related charges of $1.3 million within cost of goods sold in the consolidated statements of operations during the three months ended June 27, 2020 in connection with its restructuring activities.
Other Charges
During the three-month periods ended June 27, 2020 and June 29, 2019, the Company recorded other charges of $4.4 million and $1.8 million, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired.
The Company also recorded other charges of $20.8 million during the three months ended June 29, 2019 related to the donation of net cash proceeds received from the sale of its corporate jet. This donation was made to the Ralph Lauren Corporate Foundation (formerly known as the Polo Ralph Lauren Foundation), a non-profit, charitable foundation that supports various philanthropic programs.

9.	Income Taxes
Effective Tax Rate
The Company's effective tax rate, which is calculated by dividing each fiscal period's income tax benefit (provision) by pretax income (loss), was 26.0% and 20.1% during the three-month periods ended June 27, 2020 and June 29, 2019, respectively. The effective tax rate for the three months ended June 27, 2020 was higher than the U.S. federal statutory income tax rate of 21% primarily due to an income tax benefit recorded in connection with expected net operating loss carrybacks allowed under the CARES Act (as defined below), partially offset by valuation allowances recorded against certain deferred tax assets as a result of significant business disruptions attributable to COVID-19 that could impact the ultimate realizability of such assets. The effective tax rate for the three months ended June 29, 2019 was lower than the U.S. federal statutory income tax rate of 21% primarily due to the favorable impact of the proportion of earnings generated in lower taxed foreign jurisdictions versus the U.S.
In response to the COVID-19 pandemic, various governments worldwide have enacted, or are in the process of enacting, measures to provide aid and economic relief to companies adversely impacted by the pandemic. For example, on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). The CARES Act includes various provisions, including the modification of net operating loss carryback periods and limitation, modification to interest deduction limitations, and creation of refundable employee retention tax credits, among other provisions. The Company expects certain of these provisions to favorably impact its Fiscal 2021 operating results.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Uncertain Income Tax Benefits
The Company classifies interest and penalties related to unrecognized tax benefits as part of its income tax benefit (provision). The total amount of unrecognized tax benefits, including interest and penalties, was $91.7 million and $88.9 million as of June 27, 2020 and March 28, 2020, respectively, and is included within non-current liability for unrecognized tax benefits in the consolidated balance sheets.
The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $70.8 million and $71.7 million as of June 27, 2020 and March 28, 2020, respectively.
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

10.	Debt
Debt consists of the following:

	June 27, 2020	March 28, 2020
	(millions)
$300 million 2.625% Senior Notes(a)	$299.9	$299.6
$400 million 3.750% Senior Notes(b)	396.6	396.4
$500 million 1.700% Senior Notes(c)	497.3	—
$750 million 2.950% Senior Notes(d)	736.2	—
Borrowings outstanding under credit facilities	—	475.0
Total debt	1,930.0	1,171.0
Less: short-term debt and current portion of long-term debt	299.9	774.6
Total long-term debt	$1,630.1	$396.4

(a)
The carrying value of the 2.625% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $0.1 million and $0.2 million as of June 27, 2020 and March 28, 2020, respectively. The carrying value of the 2.625% Senior Notes as of March 28, 2020 also reflects an adjustment of $0.2 million associated with a related interest rate swap contract (see Note 12).

(b)
The carrying value of the 3.750% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $3.4 million and $3.6 million as of June 27, 2020 and March 28, 2020, respectively.

(c)	The carrying value of the 1.700% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $2.7 million as of June 27, 2020.

(d)	The carrying value of the 2.950% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $13.8 million as of June 27, 2020.

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
In June 2020, the Company completed another registered public debt offering and issued an additional $500 million aggregate principal amount of unsecured senior notes due June 15, 2022, which bear interest at a fixed rate of 1.700%, payable semi-annually (the "1.700% Senior Notes"), and $750 million aggregate principal amount of unsecured senior notes due June 15, 2030, which bear interest at a fixed rate of 2.950%, payable semi-annually (the "2.950% Senior Notes"). The 1.700% Senior Notes and 2.950% Senior Notes were issued at prices equal to 99.880% and 98.995% of their principal amounts, respectively. The proceeds from these offerings are being used for general corporate purposes, which included the repayment of $475 million previously outstanding under the Company's Global Credit Facility (as defined below) on June 3, 2020, and may also be used to repay the Company's $300 million aggregate principal amount outstanding of 2.625% Senior Notes.
The Company has the option to redeem the 2.625% Senior Notes, 3.750% Senior Notes, 1.700% Senior Notes, and 2.950% Senior Notes (collectively, the "Senior Notes"), in whole or in part, at any time at a price equal to accrued and unpaid interest on the redemption date plus the greater of (i) 100% of the principal amount of the series of Senior Notes to be redeemed or (ii) the sum of the present value of Remaining Scheduled Payments, as defined in the supplemental indentures governing such Senior Notes (together with the indenture governing the Senior Notes, the "Indenture"). The Indenture contains certain covenants that restrict the Company's ability, subject to specified exceptions, to incur certain liens; enter into sale and leaseback transactions; consolidate or merge with another party; or sell, lease, or convey all or substantially all of the Company's property or assets to another party. However, the Indenture does not contain any financial covenants.
Commercial Paper
The Company has a commercial paper borrowing program that allows it to issue up to $500 million of unsecured commercial paper notes through private placement using third-party broker-dealers (the "Commercial Paper Program").
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility, as defined below. Accordingly, the Company does not expect combined borrowings outstanding under the Commercial Paper Program and Global Credit Facility to exceed $500 million. Commercial Paper Program borrowings may be used to support the Company's general working capital and corporate needs. Maturities of commercial paper notes vary, but cannot exceed 397 days from the date of issuance. Commercial paper notes issued under the Commercial Paper Program rank equally with the Company's other forms of unsecured indebtedness. As of June 27, 2020, there were no borrowings outstanding under the Commercial Paper Program.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Global Credit Facility, the Company has the ability to expand its borrowing availability under the Global Credit Facility to $1 billion, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility.
Under the Global Credit Facility as originally implemented, U.S. Dollar-denominated borrowings bear interest, at the Company's option, either at (a) a base rate, by reference to the greatest of: (i) the annual prime commercial lending rate of JPMorgan Chase Bank, N.A. in effect from time to time, (ii) the weighted-average overnight Federal funds rate plus 50 basis points, or (iii) the one-month London Interbank Offered Rate ("LIBOR") plus 100 basis points; or (b) LIBOR, adjusted for the Federal Reserve Board's Eurocurrency liabilities maximum reserve percentage, plus a spread of 75 basis points, subject to adjustment based on the Company's credit ratings ("Adjusted LIBOR"). Foreign currency-denominated borrowings bear interest at Adjusted LIBOR. In addition to paying interest on any outstanding borrowings under the Global Credit Facility, the Company is required to pay a commitment fee to the lenders under the Global Credit Facility relating to the unutilized commitments. The commitment fee rate of 6.5 basis points is subject to adjustment based on the Company's credit ratings. These provisions were amended in May 2020, as discussed below.
The Global Credit Facility contains a number of covenants that, among other things, restrict the Company's ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make certain investments. As originally implemented, the Global Credit Facility also required the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the "leverage ratio") of no greater than 4.25 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding, including finance lease obligations, plus all operating lease obligations. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, (iv) operating lease cost, (v) restructuring and other non-recurring expenses, and (vi) acquisition-related costs. This requirement was amended in May 2020, as discussed below.
In May 2020, the Company entered into an amendment of its Global Credit Facility (the "Amendment"). Under the Amendment, until the earlier of (a) the date on which the Company provides the periodic reporting information required under the Global Credit Facility for the quarter ending September 30, 2021 and (b) the date on which the Company certifies that its leverage ratio as of the last day of the two most recent fiscal quarters was no greater than 4.25 (the "Ratings-Based Toggle Date"), for loans based on Adjusted LIBOR, the spread over Adjusted LIBOR will be increased to 187.5 basis points, the spread on loans based on the base rate will be 87.5 basis points and the commitment fee will be increased to 25 basis points, in each case with no adjustments based on the Company's credit ratings. The pricing will return to the original levels set forth in the Global Credit Facility on the Ratings-Based Toggle Date. Additionally, the leverage ratio requirements have been waived until the quarter ending September 30, 2021. The maximum permitted leverage ratio for that fiscal quarter would be 5.25. For the fiscal quarters ending December 31, 2021 and March 31, 2022, the maximum permitted leverage ratio would be 4.75. For each fiscal quarter ending on or after June 30, 2022, the leverage ratio test would return to 4.25. The Amendment also (a) imposes a new requirement that would remain in effect until the Ratings-Based Toggle Date that the aggregate amount of unrestricted cash of the Company and its subsidiaries plus the undrawn amounts available under the Global Credit Facility may not be less than $750 million, (b) restricts the amount of dividends and distributions on, or purchases, redemptions, repurchases, retirements or acquisitions of, the Company's stock until the Specified Period Termination Date (as defined below), (c) until March 31, 2021, amends the material adverse change representation to disregard pandemic-related impacts to the business, and (d) until the Specified Period Termination Date, adds certain other restrictions on indebtedness incurred by the Company and its subsidiaries and investments and acquisitions by the Company and its subsidiaries. The "Specified Period Termination Date" is the earlier of (i) the date on which the Company provides the periodic reporting information required under the Global Credit Facility for the quarter ending June 30, 2022 and (ii) the date on which the Company certifies that its leverage ratio as of the last day of the two most recent fiscal quarters was no greater than 4.25.
Upon the occurrence of an Event of Default under the Global Credit Facility, the lenders may cease making loans, terminate the Global Credit Facility, and declare all amounts outstanding to be immediately due and payable. The Global Credit Facility specifies a number of events of default (many of which are subject to applicable grace periods), including, among others, the failure to make timely principal, interest, and fee payments or to satisfy the covenants, including the financial covenant described above. Additionally, the Global Credit Facility provides that an Event of Default will occur if Mr. Ralph Lauren, the Company's Executive Chairman and Chief Creative Officer, and entities controlled by the Lauren family fail to maintain a specified minimum percentage of the voting power of the Company's common stock. As of June 27, 2020, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company's Global Credit Facility.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 2020, the Company borrowed $475.0 million under the Global Credit Facility as a preemptive action to preserve cash and strengthen its liquidity position in response to the COVID-19 pandemic. These borrowings were subsequently repaid in June 2020 with proceeds from the issuances of the 1.700% Senior Notes and 2.950% Senior Notes. As of June 27, 2020, there were no borrowings outstanding under the Global Credit Facility and the Company was contingently liable for $8.8 million of outstanding letters of credit.
364 Day Facility
In May 2020, the Company entered into a new credit facility with the same lenders that are parties to the Global Credit Facility (the "364 Day Facility") as a preemptive measure to strengthen its liquidity in response to the COVID-19 pandemic. The 364 Day Facility provided for a $500 million senior unsecured revolving line of credit through May 25, 2021, provided that the maturity date may be earlier if the Company issues senior notes other than to refinance the currently outstanding senior notes due August 18, 2020. In connection with the issuances of the 1.700% Senior Notes and 2.950% Senior Notes in June 2020, the 364 Day Facility automatically terminated in accordance with its terms because the aggregate proceeds received upon issuance of these senior notes exceeded the amount necessary to refinance the 2.625% Senior Notes.
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
As of June 27, 2020, there were no borrowings outstanding under the Pan-Asia Credit Facilities.
Refer to Note 11 of the Fiscal 2020 10-K for additional discussion of the terms and conditions of the Company's debt and credit facilities.

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company's financial assets and liabilities that are measured and recorded at fair value on a recurring basis, excluding accrued interest components:

	June 27, 2020	March 28, 2020
	(millions)
Investments in commercial paper(a)(b)	$50.0	$243.6
Derivative assets(a)	46.6	62.3
Derivative liabilities(a)	18.2	6.9

(a)	Based on Level 2 measurements.

(b)	Amounts are included within short-term investments in the consolidated balance sheet.
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
The following table summarizes the carrying values and the estimated fair values of the Company's debt instruments:

	June 27, 2020		March 28, 2020
	Carrying Value(a)	Fair Value(b)	Carrying Value(a)	Fair Value(b)
	(millions)
$300 million 2.625% Senior Notes	$299.9	$300.4	$299.6	$299.8
$400 million 3.750% Senior Notes	396.6	445.8	396.4	415.1
$500 million 1.700% Senior Notes	497.3	507.6	—	—
$750 million 2.950% Senior Notes	736.2	766.1	—	—
Borrowings outstanding under credit facilities	—	—	475.0	473.0

(a)	See Note 10 for discussion of the carrying values of the Company's senior notes.

(b)	Based on Level 2 measurements.
Unrealized gains or losses resulting from changes in the fair value of the Company's debt instruments do not result in the realization or expenditure of cash, unless the debt is retired prior to its maturity.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-financial Assets and Liabilities
The Company's non-financial assets, which primarily consist of goodwill, other intangible assets, property and equipment, and lease-related right-of-use ("ROU") assets, are not required to be measured at fair value on a recurring basis, and instead are reported at carrying value in its consolidated balance sheet. However, on a periodic basis or whenever events or changes in circumstances indicate that they may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), the respective carrying value of non-financial assets are assessed for impairment and, if ultimately considered impaired, are adjusted and written down to their fair value, as estimated based on consideration of external market participant assumptions.
During the three-month periods ended June 27, 2020 and June 29, 2019, the Company recorded non-cash impairment charges to reduce the carrying values of certain long-lived assets to their estimated fair values. The fair values of these assets were determined based on Level 3 measurements, the related inputs of which included estimates of the amount and timing of the assets' net future discounted cash flows (including any potential sublease income for lease-related ROU assets), based on historical experience and consideration of current trends, market conditions, and comparable sales, as applicable.
The following tables summarize non-cash impairment charges recorded by the Company during the fiscal periods presented in order to reduce the carrying values of certain long-lived assets to their estimated fair values as of the assessment date:

	Three Months Ended
	June 27, 2020		June 29, 2019
Long-Lived Asset Category	Fair Value As of Impairment Date	Total Impairments	Fair Value As of Impairment Date	Total Impairments
	(millions)
Property and equipment, net	N/A	$—	$—	$0.9
Operating lease right-of-use assets(a)	$—	2.1	92.9	225.4

(a)
Total impairment charges for the three months ended June 29, 2019 includes $225.1 million recorded in connection with the Company's adoption of ASU No. 2016-02, "Leases" as of the beginning of Fiscal 2020 which, net of related income tax benefits, reduced its opening retained earnings balance by $169.4 million.

See Note 7 for additional discussion regarding non-cash impairment charges recorded by the Company within the consolidated statements of operations during the fiscal periods presented.
No impairment charges associated with goodwill or other intangible assets were recorded during either of the three-month periods ended June 27, 2020 or June 29, 2019.

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
The following table summarizes the Company's outstanding derivative instruments recorded on its consolidated balance sheets as of June 27, 2020 and March 28, 2020:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	June 27, 2020	March 28, 2020	June 27, 2020		March 28, 2020		June 27, 2020		March 28, 2020
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Cash flow hedges	$162.6	$229.0	PP	$3.3	PP	$7.4	AE	$0.2	AE	$0.4
IRS — Fixed-rate debt	—	300.0		—		—		—	AE	0.2
Net investment hedges(c)	689.6	683.6	ONCA	42.9	ONCA	48.6	ONCL	17.5	AE	4.0
Total Designated Hedges	852.2	1,212.6		46.2		56.0		17.7		4.6
Undesignated Hedges:
FC — Undesignated hedges(d)	212.6	473.5	PP	0.4	PP	6.3	AE	0.5	AE	2.3
Total Hedges	$1,064.8	$1,686.1		$46.6		$62.3		$18.2		$6.9

(a)	FC = Forward foreign currency exchange contracts; IRS = Interest rate swap contracts.

(b)	PP = Prepaid expenses and other current assets; AE = Accrued expenses and other current liabilities; ONCA = Other non-current assets; ONCL = Other non-current liabilities.

(c)	Includes cross-currency swaps designated as hedges of the Company's net investment in certain foreign operations.

(d)	Relates to third-party and intercompany foreign currency-denominated exposures and balances.
The Company presents the fair values of its derivative assets and liabilities recorded on its consolidated balance sheets on a gross basis, even when they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its derivative instruments on a net basis in accordance with the terms of each of its master netting arrangements, spread across ten separate counterparties, the amounts presented in the consolidated balance sheets as of June 27, 2020 and March 28, 2020 would be adjusted from the current gross presentation as detailed in the following table:

	June 27, 2020			March 28, 2020
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount
	(millions)
Derivative assets	$46.6	$(0.5)	$46.1	$62.3	$(6.1)	$56.2
Derivative liabilities	18.2	(0.5)	17.7	6.9	(6.1)	0.8

The Company's master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties. See Note 3 for further discussion of the Company's master netting arrangements.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the pretax impact of gains and losses from the Company's designated derivative instruments on its consolidated financial statements for the three-month periods ended June 27, 2020 and June 29, 2019:

	Gains (Losses) Recognized in OCI
	Three Months Ended
	June 27, 2020	June 29, 2019
	(millions)
Designated Hedges:
FC — Cash flow hedges	$(3.0)	$(4.4)
Net investment hedges — effective portion	0.7	(10.0)
Net investment hedges — portion excluded from assessment of hedge effectiveness	(16.8)	2.5
Total Designated Hedges	$(19.1)	$(11.9)

	Location and Amount of Gains (Losses) from Cash Flow Hedges Reclassified from AOCI to Earnings
	Three Months Ended
	June 27, 2020		June 29, 2019
	Cost of goods sold	Other income (expense), net	Cost of goods sold	Other income (expense), net
	(millions)
Total amounts presented in the consolidated statements of operations in which the effects of related cash flow hedges are recorded	$(138.8)	$2.1	$(508.0)	$(4.1)
Effects of cash flow hedging:
FC — Cash flow hedges	1.7	(0.3)	6.2	0.2

	Gains (Losses) from Net Investment Hedges Recognized in Earnings		Location of Gains (Losses) Recognized in Earnings
	Three Months Ended
	June 27, 2020	June 29, 2019
	(millions)
Net Investment Hedges
Net investment hedges — portion excluded from assessment of hedge effectiveness(a)	$2.7	$5.0	Interest expense
Total Net Investment Hedges	$2.7	$5.0

(a)
Amounts recognized in other comprehensive income (loss) ("OCI") relating to the effective portion of the Company's net investment hedges would be recognized in earnings only upon the sale or liquidation of the hedged net investment.

As of June 27, 2020, it is estimated that $16.2 million of pretax net gains on both outstanding and matured derivative instruments designated and qualifying as cash flow hedges deferred in AOCI will be recognized in earnings over the next twelve months. Amounts ultimately recognized in earnings will depend on exchange rates in effect when outstanding derivative instruments are settled.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the pretax impact of gains and losses from the Company's undesignated derivative instruments on its consolidated financial statements for the three-month periods ended June 27, 2020 and June 29, 2019:

	Gains (Losses) Recognized in Earnings		Location of Gains (Losses) Recognized in Earnings
	Three Months Ended
	June 27, 2020	June 29, 2019
	(millions)
Undesignated Hedges:
FC — Undesignated hedges	$4.7	$1.9	Other income (expense), net
Total Undesignated Hedges	$4.7	$1.9

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
Interest Rate Swap Contracts
The Company periodically designates pay-floating rate, receive-fixed rate interest rate swap contracts as hedges against changes in the fair value of its fixed-rate debt attributed to changes in a benchmark interest rate. To the extent of their notional amount, such contracts effectively swap the fixed interest rate on certain of the Company's fixed-rate senior notes for a variable interest rate based on the 3-month London Interbank Offered Rate ("LIBOR") plus a fixed spread. Changes in the fair value of the Company's interest rate swap contracts were offset by changes in the fair value of the corresponding senior notes attributed to changes in the benchmark interest rate, with no resulting net impact reflected in earnings during any of the fiscal periods presented. The following table summarizes the carrying value of the hedged senior notes and the impacts of the related fair value hedging adjustments as of June 27, 2020 and March 28, 2020:

		Carrying Value of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Item
Hedged Item	Balance Sheet Line in which the Hedged Item is Included	June 27, 2020	March 28, 2020	June 27, 2020	March 28, 2020
		(millions)
$300 million 2.625% Senior Notes(a)	Current portion of long-term debt	$299.9	$299.6	$—	$(0.2)

(a)	The interest rate swap contract designated as a fair value hedge of the Company's 2.625% Senior Notes was settled during the three months ended June 27, 2020 at a loss of $0.3 million.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cross-Currency Swap Contracts
The Company periodically designates (i) pay-floating rate, receive-floating rate cross-currency swap contracts or (ii) pay-fixed rate, receive fixed-rate cross-currency swap contracts as hedges of its net investment in certain of its European subsidiaries.
The Company's pay-floating rate, receive-floating rate cross-currency swap contracts swap U.S. Dollar-denominated variable interest rate payments based on the contract's notional amount and 3-month LIBOR plus a fixed spread (as paid under a corresponding interest rate swap contract discussed above) for Euro-denominated variable interest rate payments based on 3-month Euro Interbank Offered Rate ("EURIBOR") plus a fixed spread, which, in combination with the corresponding interest rate swap contract, economically converts a portion of the Company's fixed-rate US-denominated senior note obligations to floating-rate Euro-denominated obligations.
The Company's pay-fixed rate, receive-fixed rate cross-currency swap contracts swap U.S. Dollar-denominated fixed interest rate payments based on the contract's notional amount and the fixed rate of interest payable on certain of the Company's senior notes for Euro-denominated fixed interest rate payments, thereby economically converting a portion of its fixed-rate US-denominated senior note obligations to fixed rate Euro-denominated obligations.
See Note 3 for further discussion of the Company's accounting policies relating to its derivative financial instruments.
Investments
As of June 27, 2020, the Company's investments were all classified as short-term and consisted of $209.3 million of time deposits and $50.0 million of commercial paper. The Company's investments as of March 28, 2020 were also all classified as short-term and consisted of $252.3 million of time deposits and $243.6 million of commercial paper.
No significant realized or unrealized gains or losses on available-for-sale investments or impairment charges were recorded during any of the fiscal periods presented.
Refer to Note 3 of the Fiscal 2020 10-K for further discussion of the Company's accounting policies relating to its investments.

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
Common Stock Repurchase Program
A summary of the Company's repurchases of Class A common stock under its common stock repurchase program is as follows:

	Three Months Ended
	June 27, 2020	June 29, 2019
	(millions)
Cost of shares repurchased	$—	$150.0
Number of shares repurchased	—	1.3
On May 13, 2019, the Company's Board of Directors approved an expansion of the Company's existing common stock repurchase program that allowed it to repurchase up to an additional $600 million of Class A common stock. As of June 27, 2020, the remaining availability under the Company's Class A common stock repurchase program was approximately $580 million. Repurchases of shares of Class A common stock are subject to certain restrictions under the Company's Global Credit Facility and more generally overall business and market conditions. Accordingly, as a result of current business disruptions related to the COVID-19 pandemic, effective beginning in the first quarter of Fiscal 2021 the Company temporarily suspended its common stock repurchase program as a preemptive action to preserve cash and strengthen its liquidity position.
In addition, during the three-month periods ended June 27, 2020 and June 29, 2019, 0.5 million and 0.4 million shares of Class A common stock, respectively, at a cost of $33.9 million and $41.1 million, respectively, were surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company's long-term stock incentive plans.
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.
Dividends
Except as discussed below, the Company has maintained a regular quarterly cash dividend program on its common stock since 2003. On May 13, 2019, the Company's Board of Directors approved an increase to the Company's quarterly cash dividend on its common stock from $0.625 to $0.6875 per share.
As a result of current business disruptions related to the COVID-19 pandemic, effective beginning in the first quarter of Fiscal 2021 the Company temporarily suspended its quarterly cash dividend program as a preemptive action to preserve cash and strengthen its liquidity position. Any decision to declare and pay dividends in the future will be made at the discretion of the Company's Board of Directors and will depend on the Company's results of operations, cash requirements, financial condition, and other factors that the Board of Directors may deem relevant, including economic and market conditions.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Accumulated Other Comprehensive Income (Loss)
The following table presents OCI activity, net of tax, accumulated in equity:

	Foreign Currency Translation Gains (Losses)(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges(b)	Net Unrealized Gains (Losses) on Defined Benefit Plans(c)	Total Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at March 28, 2020	$(130.4)	$18.0	$(5.8)	$(118.2)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	13.0	(2.8)	(0.1)	10.1
Amounts reclassified from AOCI to earnings	—	(1.2)	—	(1.2)
Other comprehensive income (loss), net of tax	13.0	(4.0)	(0.1)	8.9
Balance at June 27, 2020	$(117.4)	$14.0	$(5.9)	$(109.3)

Balance at March 30, 2019	$(118.5)	$20.2	$(5.1)	$(103.4)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	8.9	(3.9)	(0.1)	4.9
Amounts reclassified from AOCI to earnings	(4.9)	(5.8)	—	(10.7)
Other comprehensive income (loss), net of tax	4.0	(9.7)	(0.1)	(5.8)
Balance at June 29, 2019	$(114.5)	$10.5	$(5.2)	$(109.2)

(a)
OCI before reclassifications to earnings related to foreign currency translation gains (losses) includes income tax benefits of $4.7 million and $2.0 million for the three-month periods ended June 27, 2020 and June 29, 2019, respectively. OCI before reclassifications to earnings for the three-month periods ended June 27, 2020 and June 29, 2019 include losses of $12.2 million (net of a $3.9 million income tax benefit) and $5.7 million (net of a $1.8 million income tax benefit), respectively, related to changes in the fair values of instruments designated as hedges of the Company's net investment in certain foreign operations (see Note 12). Amounts reclassified from AOCI to earnings related to foreign currency translation gains (losses) for the three months ended June 29, 2019 relate to the reclassification to retained earnings of income tax effects stranded in AOCI.

(b)
OCI before reclassifications to earnings related to net unrealized gains (losses) on cash flow hedges are presented net of income tax benefits of $0.2 million and $0.5 million for the three-month periods ended June 27, 2020 and June 29, 2019, respectively. The tax effects on amounts reclassified from AOCI to earnings are presented in a table below.

(c)	Activity is presented net of taxes, which were immaterial for both periods presented.
The following table presents reclassifications from AOCI to earnings for cash flow hedges, by component:

	Three Months Ended		Location of Gains (Losses) Reclassified from AOCI to Earnings
	June 27, 2020	June 29, 2019
	(millions)
Gains (losses) on cash flow hedges(a):
FC — Cash flow hedges	$1.7	$6.2	Cost of goods sold
FC — Cash flow hedges	(0.3)	0.2	Other income (expense), net
Tax effect	(0.2)	(0.6)	Income tax benefit (provision)
Net of tax	$1.2	$5.8

(a)	FC = Forward foreign currency exchange contracts.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Stock-based Compensation
The Company's stock-based compensation awards are currently issued under the 2019 Incentive Plan, which was approved by its stockholders on August 1, 2019. However, any prior awards granted under either the Company's 2010 Incentive Plan or 1997 Incentive Plan remain subject to the terms of those plans as applicable. Any awards that expire, are forfeited, or are surrendered to the Company in satisfaction of taxes are available for issuance under the 2019 Incentive Plan.
Refer to Note 18 of the Fiscal 2020 10-K for a detailed description of the Company's stock-based compensation awards, including information related to vesting terms, service, performance, and market conditions and payout percentages.
Impact on Results
A summary of total stock-based compensation expense and the related income tax benefits recognized during the three-month periods ended June 27, 2020 and June 29, 2019 is as follows:

	Three Months Ended
	June 27, 2020	June 29, 2019
	(millions)
Compensation expense	$15.1	$23.0
Income tax benefit	(3.1)	(3.6)

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
The fair values of service-based RSUs granted to certain of the Company's senior executives and other employees, as well as non-employee directors, are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue while outstanding and unvested. The weighted-average grant date fair values of service-based RSU awards granted were $59.72 and $109.72 per share during the three-month periods ended June 27, 2020 and June 29, 2019, respectively.
A summary of restricted stock and service-based RSU activity during the three months ended June 27, 2020 is as follows:

	Number of Shares/Units
	Restricted Stock	Service-based RSUs
	(thousands)
Unvested at March 28, 2020	4	1,094
Granted	—	645
Vested	(4)	(353)
Forfeited	—	(20)
Unvested at June 27, 2020	—	1,366

Performance-based RSUs
The fair values of the Company's performance-based RSUs granted to its senior executives and other key employees are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for any awards for which dividend equivalent amounts do not accrue while outstanding and unvested. The weighted-average grant date fair values of performance-based RSUs granted was $102.69 per share during the three months ended June 29, 2019. No such awards were granted during the three months ended June 27, 2020 as the Company has elected to temporarily issue service-based RSUs in lieu of performance-based RSUs as a result of business disruptions and uncertainty created by the COVID-19 pandemic.
A summary of performance-based RSU activity during the three months ended June 27, 2020 is as follows:

Number of Performance-based RSUs
(thousands)
Unvested at March 28, 2020	934
Granted	—
Change due to performance condition achievement	185
Vested	(720)
Forfeited	(27)
Unvested at June 27, 2020	372

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
The weighted-average grant date fair values of market-based RSUs granted was $139.02 per share during the three months ended June 29, 2019. No such awards were granted during the three months ended June 27, 2020 as the Company has elected to temporarily issue service-based RSUs in lieu of market-based RSUs as a result of business disruptions and uncertainty created by the COVID-19 pandemic. The assumptions used to estimate the fair value of TSR awards granted during the three months ended June 29, 2019 were as follows:

Three Months Ended
June 29, 2019
Expected term (years)	2.8
Expected volatility	30.8%
Expected dividend yield	2.4%
Risk-free interest rate	1.7%

A summary of market-based RSU activity during the three months ended June 27, 2020 is as follows:

Number of Market-based RSUs
(thousands)
Unvested at March 28, 2020	234
Granted	—
Change due to market condition achievement	—
Vested	—
Forfeited	—
Unvested at June 27, 2020	234

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
A summary of stock option activity under all plans during the three months ended June 27, 2020 is as follows:

Number of Options
(thousands)
Options outstanding at March 28, 2020	518
Granted	—
Exercised	—
Cancelled/Forfeited	(34)
Options outstanding at June 27, 2020	484

17.	Segment Information
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

•
Asia — The Asia segment primarily consists of sales of Ralph Lauren branded apparel, footwear, accessories, home furnishings, and related products made through the Company's retail and wholesale businesses in Asia, Australia, and New Zealand. The Company's retail business in Asia is primarily comprised of its Ralph Lauren stores, its factory stores, its concession-based shop-within-shops, and its digital commerce sites, www.RalphLauren.co.jp (which launched in June 2020) and www.RalphLauren.cn. In addition, the Company sells its products online through various third-party digital partner commerce sites. In Asia, the Company's wholesale business is comprised primarily of sales to department stores, with related products distributed through shop-within-shops.

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
The Company's segment reporting structure is consistent with how it establishes its overall business strategy, allocates resources, and assesses performance of its business. The accounting policies of the Company's segments are consistent with those described in Notes 2 and 3 of the Fiscal 2020 10-K. Sales and transfers between segments are generally recorded at cost and treated as transfers of inventory. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment's performance is evaluated based upon net revenues and operating income before restructuring-related charges, impairment of assets, and certain other one-time items, if any. Certain corporate overhead expenses related to global functions, most notably the Company's executive office, information technology, finance and accounting, human resources, and legal departments, largely remain at corporate. Additionally, other costs that cannot be allocated to the segments based on specific usage are also maintained at corporate, including corporate advertising and marketing expenses, depreciation and amortization of corporate assets, and other general and administrative expenses resulting from corporate-level activities and projects.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net revenues and operating income (loss) for each of the Company's segments are as follows:

	Three Months Ended
	June 27, 2020	June 29, 2019
	(millions)
Net revenues:
North America	$165.1	$719.4
Europe	120.7	360.8
Asia	171.9	258.6
Other non-reportable segments	29.8	90.0
Total net revenues	$487.5	$1,428.8

	Three Months Ended
	June 27, 2020	June 29, 2019
	(millions)
Operating income (loss)(a):
North America	$(24.8)	$150.1
Europe	(16.9)	79.4
Asia	10.1	48.1
Other non-reportable segments	0.9	32.9
	(30.7)	310.5
Unallocated corporate expenses	(130.3)	(137.6)
Unallocated restructuring and other charges(b)	(7.0)	(29.6)
Total operating income (loss)	$(168.0)	$143.3

(a)
Segment operating income (loss) during the three months ended June 27, 2020 reflects bad debt expense reversals of $15.5 million and $1.0 million related to North America and Europe, respectively, primarily related to adjustments to reserves previously established in connection with COVID-19 business disruptions. Segment operating income (loss) and unallocated corporate expenses during the three-month periods ended June 27, 2020 and June 29, 2019 also included asset impairment charges (see Note 7), which are detailed below:

	Three Months Ended
	June 27, 2020	June 29, 2019
	(millions)
Asset impairment charges:
North America	$(0.2)	$—
Asia	(1.3)	—
Other non-reportable segments	(0.6)	—
Unallocated corporate expenses	—	(1.2)
Total asset impairment charges	$(2.1)	$(1.2)

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b)	The three-month periods ended June 27, 2020 and June 29, 2019 included certain unallocated restructuring and other charges (see Note 8), which are detailed below:

	Three Months Ended
	June 27, 2020	June 29, 2019
	(millions)
Unallocated restructuring and other charges:
North America-related	$(0.1)	$(0.7)
Europe-related	—	(1.8)
Asia-related	0.2	(0.5)
Other non-reportable segment-related	(1.1)	—
Corporate operations-related	(1.6)	(4.0)
Unallocated restructuring charges	(2.6)	(7.0)
Other charges (see Note 8)	(4.4)	(22.6)
Total unallocated restructuring and other charges	$(7.0)	$(29.6)

Depreciation and amortization expense for the Company's segments is as follows:

	Three Months Ended
	June 27, 2020	June 29, 2019
	(millions)
Depreciation and amortization expense:
North America	$18.1	$18.9
Europe	7.7	7.6
Asia	14.2	15.0
Other non-reportable segments	1.1	1.3
Unallocated corporate	22.6	23.4
Total depreciation and amortization expense	$63.7	$66.2

Net revenues by geographic location of the reporting subsidiary are as follows:

	Three Months Ended
	June 27, 2020	June 29, 2019
	(millions)
Net revenues(a):
The Americas(b)	$194.7	$810.4
Europe(c)	120.9	359.5
Asia(d)	171.9	258.9
Total net revenues	$487.5	$1,428.8

(a)	Net revenues for certain of the Company's licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.

(b)	Includes the U.S., Canada, and Latin America. Net revenues earned in the U.S. during the three-month periods ended June 27, 2020 and June 29, 2019 were $186.1 million and $760.1 million, respectively.

(c)	Includes the Middle East.

(d)	Includes Australia and New Zealand.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	Additional Financial Information
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
A reconciliation of cash, cash equivalents, and restricted cash as of June 27, 2020 and March 28, 2020 from the consolidated balance sheets to the consolidated statements of cash flows is as follows:

	June 27, 2020	March 28, 2020
	(millions)
Cash and cash equivalents	$2,451.3	$1,620.4
Restricted cash included within prepaid expenses and other current assets	1.4	1.4
Restricted cash included within other non-current assets	8.2	8.0
Total cash, cash equivalents, and restricted cash	$2,460.9	$1,629.8

Restricted cash relates to cash held in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters and real estate leases.
Cash Interest and Taxes
Cash paid for interest and income taxes is as follows:

	Three Months Ended
	June 27, 2020	June 29, 2019
	(millions)
Cash paid for interest	$3.3	$2.4
Cash paid for income taxes	18.9	22.3

Non-cash Transactions
Operating lease ROU assets recorded in connection with the recognition of new lease liabilities were $13.1 million during the three months ended June 27, 2020. Operating and finance lease ROU assets recorded in connection with the recognition of new lease liabilities were $17.7 million and $64.0 million, respectively, during the three months ended June 29, 2019.
Non-cash investing activities also included capital expenditures incurred but not yet paid of $26.4 million and $44.2 million for the three-month periods ended June 27, 2020 and June 29, 2019, respectively.
Non-cash financing activities during the three months ended June 29, 2019 included the conversion of 0.5 million shares of Class B common stock into an equal number of shares of Class A common stock, as discussed in Note 14.
There were no other significant non-cash investing or financing activities for any of the fiscal periods presented.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Special Note Regarding Forward-Looking Statements
Various statements in this Form 10-Q, or incorporated by reference into this Form 10-Q, in future filings by us with the Securities and Exchange Commission (the "SEC"), in our press releases, and in oral statements made from time to time by us or on our behalf constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding our future operating results and sources of liquidity (especially in light of the COVID-19 pandemic), the impact of our strategic plans, initiatives and capital expenses, and our ability to meet environmental, social, and governance goals. Forward-looking statements are based on current expectations and are indicated by words or phrases such as "anticipate," "outlook," "estimate," "expect," "project," "believe," "envision," "goal," "target," "can," "will," and similar words or phrases and involve known and unknown risks, uncertainties, and other factors which may cause actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed in or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others:

•
the loss of key personnel, including Mr. Ralph Lauren, or other changes in our executive and senior management team or to our operating structure, and our ability to effectively transfer knowledge during periods of transition;

•
the impact to our business resulting from the COVID-19 pandemic, including the temporary closure of our stores, distribution centers, and corporate facilities, as well as those of our wholesale customers, licensing partners, suppliers, and vendors, and potential changes to consumer behavior, spending levels, and/or shopping preferences, such as willingness to congregate in shopping centers or other populated locations;

•	our ability to access capital markets and maintain compliance with covenants associated with our existing debt instruments;

•
our ability to maintain adequate levels of liquidity to provide for our cash needs, including our debt obligations, tax obligations, capital expenditures, and potential payment of dividends and repurchases of our Class A common stock, as well as the ability of our customers, suppliers, vendors, and lenders to access sources of liquidity to provide for their own cash needs;

•
the impact to our business resulting from changes in consumers' ability, willingness, or preferences to purchase discretionary items and luxury retail products, which tends to decline during recessionary periods, and our ability to accurately forecast consumer demand, the failure of which could result in either a build-up or shortage of inventory;

•
the impact of economic, political, and other conditions on us, our customers, suppliers, vendors, and lenders, including business disruptions related to pandemic diseases such as COVID-19, civil and political unrest such as the recent protests in the U.S. and Hong Kong, and escalating diplomatic tensions between the U.S. and China;

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

These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2020 (the "Fiscal 2020 10-K"). There are no material changes to such risk factors, nor have we identified any previously undisclosed risks that could materially adversely affect our business, operating results, and/or financial condition, as set forth in Part II, Item 1A — "Risk Factors" of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
In this Form 10-Q, references to "Ralph Lauren," "ourselves," "we," "our," "us," and the "Company" refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2021 will end on March 27, 2021 and will be a 52-week period ("Fiscal 2021"). Fiscal year 2020 ended on March 28, 2020 and was also a 52-week period ("Fiscal 2020"). The first quarter of Fiscal 2021 ended on June 27, 2020 and was a 13-week period. The first quarter of Fiscal 2020 ended on June 29, 2019 and was also a 13-week period.
INTRODUCTION
Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and notes thereto to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:

•
Overview.    This section provides a general description of our business, global economic conditions and industry trends, and a summary of our financial performance for the three-month period ended June 27, 2020. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three-month period ended June 27, 2020 as compared to the three-month period ended June 29, 2019.

•
Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of June 27, 2020, which includes (i) an analysis of our financial condition as compared to the prior fiscal year-end; (ii) an analysis of changes in our cash flows for the three months ended June 27, 2020 as compared to the three months ended June 29, 2019; (iii) an analysis of our liquidity, including the availability under our commercial paper borrowing program and credit facilities, our outstanding debt and covenant compliance, common stock repurchases, and payments of dividends; and (iv) a description of any material changes in our contractual and other obligations since March 28, 2020.

•	Market risk management. This section discusses any significant changes in our risk exposures related to foreign currency exchange rates, interest rates, and our investments since March 28, 2020.

•
Critical accounting policies.    This section discusses any significant changes in our critical accounting policies since March 28, 2020. Critical accounting policies typically require significant judgment and estimation on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 3 of the Fiscal 2020 10-K.

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

We diversify our business by geography (North America, Europe, and Asia, among other regions) and channel of distribution (retail, wholesale, and licensing). This allows us to maintain a dynamic balance as our operating results do not depend solely on the performance of any single geographic area or channel of distribution. We sell directly to consumers through our integrated retail channel, which includes our retail stores, concession-based shop-within-shops, and digital commerce operations around the world. Our wholesale sales are made principally to major department stores, specialty stores, and third-party digital partners around the world, as well as to certain third party-owned stores to which we have licensed the right to operate in defined geographic territories using our trademarks. In addition, we license to third parties for specified periods the right to access our various trademarks in connection with the licensees' manufacture and sale of designated products, such as certain apparel, eyewear, fragrances, and home furnishings.
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

•
Asia — Our Asia segment, representing approximately 17% of our Fiscal 2020 net revenues, primarily consists of sales of our Ralph Lauren branded products made through our retail and wholesale businesses in Asia, Australia, and New Zealand. Our retail business in Asia is primarily comprised of our Ralph Lauren stores, our factory stores, our concession-based shop-within-shops, and our digital commerce sites, www.RalphLauren.co.jp (which launched in June 2020) and www.RalphLauren.cn. In addition, we sell our products online through various third-party digital partner commerce sites. In Asia, our wholesale business is comprised primarily of sales to department stores, with related products distributed through shop-within-shops.

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
Approximately 46% of our Fiscal 2020 net revenues were earned outside of the U.S. See Note 17 to the accompanying consolidated financial statements for further discussion of our segment reporting structure.
Our business is typically affected by seasonal trends, with higher levels of retail sales in our second and third fiscal quarters and higher wholesale sales in our second and fourth fiscal quarters. These trends result primarily from the timing of key vacation travel, back-to-school, and holiday shopping periods impacting our retail business and the timing of seasonal wholesale shipments. As a result of changes in our business, consumer spending patterns, and the macroeconomic environment, including those resulting from disease pandemics and other catastrophic events, historical quarterly operating trends and working capital requirements may not be indicative of our future performance. In addition, fluctuations in net sales, operating income (loss), and cash flows in any fiscal quarter may be affected by other events impacting retail sales, such as changes in weather patterns. Accordingly, our operating results and cash flows for the three-month period ended June 27, 2020 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2021.
Recent Developments
COVID-19 Pandemic
A novel strain of coronavirus commonly referred to as COVID-19 has spread rapidly across the globe in recent months, including throughout all major geographies in which we operate (North America, Europe, and Asia), resulting in adverse economic conditions and business disruptions, as well as significant volatility in global financial markets. Governments worldwide have imposed varying degrees of preventative and protective actions, such as temporary travel bans, forced business closures, and stay-at-home orders, all in an effort to reduce the spread of the virus. Such factors, among others, have resulted in a significant decline in retail traffic, tourism, and consumer spending on discretionary items. Additionally, during this period of uncertainty, companies across a wide array of industries have implemented various initiatives to reduce operating expenses and preserve cash balances, including work furloughs and reduced pay, which could lower consumers' disposable income levels or willingness to purchase discretionary items. Further, even after such government restrictions and company initiatives are lifted, consumer behavior, spending levels, and/or shopping preferences, such as willingness to congregate in shopping centers or other populated locations, could be adversely affected.
In connection with the COVID-19 pandemic, we have experienced varying degrees of business disruptions and periods of closure of our stores, distribution centers, and corporate facilities, as have our wholesale customers, licensing partners, suppliers, and vendors. During the first quarter of Fiscal 2021, the majority of our stores in key markets were closed for an average of 8 to 10 weeks, resulting in significant adverse impacts to our operating results. Although nearly all of our stores were reopened by the end of the first quarter of Fiscal 2021, the majority are operating at limited hours and customer capacity levels in accordance with local health guidelines, with traffic remaining challenged. Our wholesale business has also been adversely affected, particularly in North America and Europe, as a result of department store closures and lower traffic and consumer demand.
Throughout the pandemic, our priority has been to ensure the safety and well-being of our employees, consumers, and the communities in which we operate around the world. We continue to take into account the guidance of local governments and global health organizations and have implemented new health and safety protocols in our stores, distribution centers, and corporate facilities. We have also taken various preemptive actions to preserve cash and strengthen our liquidity position, including:

•	amending our Global Credit Facility in May 2020 to temporarily waive our leverage ratio requirement (see Note 10 to the accompanying consolidated financial statements);

•	issuing $1.250 billion of unsecured senior notes in June 2020, the proceeds of which are being used for general corporate purposes (see Note 10 to the accompanying consolidated financial statements);

•
temporarily suspending our quarterly cash dividend and common stock repurchase program, effective beginning in the first quarter of Fiscal 2021 (see Note 14 to the accompanying consolidated financial statements);

•	temporarily reducing the base compensation of our executives and senior management team, as well as our Board of Directors, for the first quarter of Fiscal 2021;

•	temporarily furloughing or reducing work hours for a significant portion of our employees, who nevertheless remain eligible to receive employee benefits during such period;

•
carefully managing our expense structure across all key areas of spend, including aligning inventory levels with anticipated demand, negotiating rent abatements with certain of our landlords, and postponing non-critical capital build-out and other investments and activities;

•	pursuing relevant government subsidy programs related to COVID-19 business disruptions; and

•	improving upon our cash conversion cycle largely driven by our accounts receivable collection efforts and extended vendor payment terms.
The COVID-19 pandemic remains highly volatile and continues to evolve daily. Accordingly, we cannot predict for how long and to what extent the pandemic will impact our business operations or the global economy as a whole. We will continue to assess our operations location-by-location, taking into account the guidance of local governments and global health organizations to determine when our operations can begin returning to normal levels of business. See Item 1A — "Risk Factors — Infectious disease outbreaks, such as the recent COVID-19 pandemic, could have a material adverse effect on our business" in the Fiscal 2020 10-K for additional discussion regarding risks to our business associated with the COVID-19 pandemic.
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
In connection with the Fiscal 2019 Restructuring Plan, we have recorded cumulative charges of approximately $146 million since its inception. Actions associated with the Fiscal 2019 Restructuring Plan are complete and no additional charges are expected to be incurred in connection with this plan.
See Note 8 to our accompanying consolidated financial statements for additional discussion regarding charges recorded in connection with the Fiscal 2019 Restructuring Plan.
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
The global economy has also been impacted by the domestic and international political environment, including volatile international trade relations and civil and political unrest. Concerns continue to exist regarding the United Kingdom's recent withdrawal from the European Union, commonly referred to as "Brexit." The United Kingdom ceased to be a member of the European Union, effective January 31, 2020, and has entered a "transition period" during which its existing trading relationship with the European Union will remain in place and it will continue to follow the European Union's rules. Negotiations during the transition period to determine the United Kingdom's future relationship with the European Union, including terms of trade, are expected to be complex. It is not clear at this time what, if any, agreements will be reached by the current December 31, 2020 transition period deadline and the resulting impact on consumer sentiment. Additionally, certain other worldwide events, including escalating diplomatic tensions between the U.S. and China, civil and political protests such as those taking place in the U.S. and Hong Kong, acts of terrorism, taxation or monetary policy changes, fluctuations in commodity prices, and rising healthcare costs, also increase volatility in the global economy.
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
We have implemented various strategies globally to help address many of these current challenges and continue to build a foundation for long-term profitable growth centered around strengthening our consumer-facing areas of product, stores, and marketing across channels and driving a more efficient operating model. In response to the COVID-19 pandemic, we have taken preemptive actions to preserve cash and strengthen our liquidity position, as described in "Recent Developments." Investing in our digital ecosystem remains a primary focus and is a key component of our integrated global omni-channel strategy, particularly in light of the current COVID-19 pandemic, which could reshape consumer shopping preferences. We have recently bolstered our capabilities including digital clienteling, Buy Online Ship From Store, Buy Online Pick Up From Store, curbside pickup, and other initiatives to facilitate and enhance the consumer experience. We also continue to take deliberate actions to ensure promotional consistency across channels and to enhance the overall brand and shopping experience, including better aligning shipments and inventory levels with underlying demand. We also remain committed to optimizing our wholesale distribution channel and enhancing our department store consumer experience. We are also closely monitoring the latest Brexit developments and are assessing risks and opportunities and developing strategies to mitigate our exposure once the transition period expires, including evaluating scenarios in which the transition period ends without trade agreements in place.
We will continue to monitor these conditions and trends and will evaluate and adjust our operating strategies and foreign currency and cost management opportunities to help mitigate the related impacts on our results of operations, while remaining focused on the long-term growth of our business and protecting and elevating the value of our brand.
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A — "Risk Factors" in our Fiscal 2020 10-K.
Summary of Financial Performance
Operating Results
During the three months ended June 27, 2020, we reported net revenues of $487.5 million, a net loss of $127.7 million, and net loss per diluted share of $1.75, as compared to net revenues of $1.429 billion, net income of $117.1 million, and net income per diluted share of $1.47 during the three months ended June 29, 2019. The comparability of our operating results has been affected by net adverse impacts related to COVID-19 business disruptions, as well as restructuring-related charges, impairment of assets, and certain other benefits (charges), as discussed further below.
Our operating performance for the three months ended June 27, 2020 reflected revenue declines of 65.9% on a reported basis and 64.9% on a constant currency basis, as defined within "Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition" below. The decrease in net revenues reflected declines across all regions driven by COVID-19 business disruptions.
Our gross profit as a percentage of net revenues increased by 710 basis points to 71.5% during the three months ended June 27, 2020, primarily driven by favorable geographic and channel mix due to COVID-19 business disruptions, improved pricing, and lower levels of promotional activity.
Selling, general, and administrative ("SG&A") expenses as a percentage of net revenues increased by 5,190 basis points to 104.2%, largely driven by operating deleverage on lower net revenues, partially offset by expense savings across various categories.
Net income decreased by $244.8 million to a loss of $127.7 million during the three months ended June 27, 2020 as compared to the three months ended June 29, 2019, primarily due to a $311.3 million decline in operating income driven by COVID-19 business disruptions, partially offset by a $74.4 million decrease in our income tax provision driven by the decline in our pretax income. Net income per diluted share decreased by $3.22 to a loss of $1.75 per share during the three months ended June 27, 2020, due to the lower level of net income and lower weighted-average diluted shares outstanding.
Our operating results during the three months ended June 27, 2020 included a net favorable impact of $6.1 million related to certain net benefits partially offset by restructuring-related charges and impairment of assets, which had an after-tax effect of increasing net income by $5.5 million, or $0.07 per diluted share. During the three months ended June 29, 2019, our operating results were negatively impacted by net restructuring-related charges, impairment of assets, and certain other charges totaling $31.4 million, which had an after-tax effect of reducing net income by $24.4 million, or $0.30 per diluted share.
Financial Condition and Liquidity
We ended the first quarter of Fiscal 2021 in a net cash and investments position (cash and cash equivalents plus investments, less total debt) of $780.6 million, as compared to $945.3 million as of the end of Fiscal 2020. The decline in our net cash and investments position at June 27, 2020 as compared to March 28, 2020 was primarily due to cash used in operating activities of $70.3 million, as well as our use of cash to make dividend payments of $49.8 million (which had been previously declared during the fourth quarter of Fiscal 2020) and to invest in our business through $21.3 million in capital expenditures.
Net cash used in operating activities was $70.3 million during the three months ended June 27, 2020, compared to net cash provided by operating activities of $197.4 million during the three months ended June 29, 2019. The decrease in cash provided by operating activities was due to a decrease in net income before non-cash charges, partially offset by a net favorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period.
Our equity decreased to $2.556 billion as of June 27, 2020 compared to $2.693 billion as of March 28, 2020, primarily due to our comprehensive loss during the three months ended June 27, 2020.

Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition
The comparability of our operating results for the three-month periods ended June 27, 2020 and June 29, 2019 has been affected by certain events, including:

•
pretax benefits (charges) incurred in connection with our restructuring activities, as well as certain other asset impairments and other benefits (charges), including those related to COVID-19 business disruptions, as summarized below (references to "Notes" are to the notes to the accompanying consolidated financial statements):

	Three Months Ended
	June 27, 2020	June 29, 2019
	(millions)
Impairment of assets (see Note 7)	$(2.1)	$(1.2)
Restructuring and other charges (see Note 8)	(7.0)	(29.6)
Non-routine inventory charges(a)	(1.3)	(0.6)
COVID-19-related bad debt expense adjustments(b)	16.5	—
Total benefits (charges)	$6.1	$(31.4)

(a)	Non-routine inventory charges are recorded within cost of goods sold in the consolidated statements of operations.

(b)	COVID-19-related bad debt expense is recorded within SG&A expenses in the consolidated statements of operations.

•	net adverse impacts related to COVID-19 business disruptions during the three months ended June 27, 2020.
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

RESULTS OF OPERATIONS
Three Months Ended June 27, 2020 Compared to Three Months Ended June 29, 2019
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	June 27, 2020	June 29, 2019	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$487.5	$1,428.8	$(941.3)	(65.9%)
Cost of goods sold	(138.8)	(508.0)	369.2	(72.7%)
Gross profit	348.7	920.8	(572.1)	(62.1%)
Gross profit as % of net revenues	71.5%	64.4%		710 bps
Selling, general, and administrative expenses	(507.6)	(746.7)	239.1	(32.0%)
SG&A expenses as % of net revenues	104.2%	52.3%		5,190 bps
Impairment of assets	(2.1)	(1.2)	(0.9)	74.8%
Restructuring and other charges	(7.0)	(29.6)	22.6	(76.5%)
Operating income (loss)	(168.0)	143.3	(311.3)	NM
Operating income (loss) as % of net revenues	(34.5%)	10.0%		(4,450 bps)
Interest expense	(9.6)	(4.2)	(5.4)	126.2%
Interest income	2.9	11.6	(8.7)	(75.1%)
Other income (expense), net	2.1	(4.1)	6.2	NM
Income (loss) before income taxes	(172.6)	146.6	(319.2)	NM
Income tax benefit (provision)	44.9	(29.5)	74.4	NM
Effective tax rate(a)	26.0%	20.1%		590 bps
Net income (loss)	$(127.7)	$117.1	$(244.8)	NM
Net income (loss) per common share:
Basic	$(1.75)	$1.50	$(3.25)	NM
Diluted	$(1.75)	$1.47	$(3.22)	NM

(a)	Effective tax rate is calculated by dividing the income tax benefit (provision) by income (loss) before income taxes.
NM Not meaningful.
Net Revenues.    Net revenues decreased by $941.3 million, or 65.9%, to $487.5 million during the three months ended June 27, 2020 as compared to the three months ended June 29, 2019, including net unfavorable foreign currency effects of $13.7 million. On a constant currency basis, net revenues decreased by $927.6 million, or 64.9%.
The following table summarizes the percentage change in our consolidated comparable store sales for the three months ended June 27, 2020 as compared to the prior fiscal year period, inclusive of adverse impacts related to COVID-19 business disruptions:

% Change
Digital commerce comparable store sales	13%
Comparable store sales excluding digital commerce	(66%)
Total comparable store sales	(57%)

Our global average store count increased by 21 stores and concession shops during the three months ended June 27, 2020 compared with the three months ended June 29, 2019, largely driven by new openings in Asia. The following table details our retail store presence by segment as of the periods presented:

	June 27, 2020	June 29, 2019
Freestanding Stores:
North America	230	224
Europe	95	92
Asia	136	119
Other non-reportable segments	72	75
Total freestanding stores	533	510

Concession Shops:
North America	2	3
Europe	29	29
Asia	619	624
Other non-reportable segments	4	5
Total concession shops	654	661
Total stores	1,187	1,171
In addition to our stores, we sell products online in North America and Europe through our various digital commerce sites, which include www.RalphLauren.com and www.ClubMonaco.com, among others, as well as through our Polo mobile app in North America and the United Kingdom. In Asia, we sell products online through our digital commerce sites, www.RalphLauren.co.jp (which launched in June 2020) and www.RalphLauren.cn, as well as through various third-party digital partner commerce sites.
Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the comparable prior fiscal year period, are provided below:

	Three Months Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	June 27, 2020	June 29, 2019	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$165.1	$719.4	$(554.3)	$(0.3)	$(554.0)	(77.0%)	(77.0%)
Europe	120.7	360.8	(240.1)	(9.2)	(230.9)	(66.6%)	(64.0%)
Asia	171.9	258.6	(86.7)	(4.1)	(82.6)	(33.5%)	(31.9%)
Other non-reportable segments	29.8	90.0	(60.2)	(0.1)	(60.1)	(66.9%)	(66.8%)
Total net revenues	$487.5	$1,428.8	$(941.3)	$(13.7)	$(927.6)	(65.9%)	(64.9%)
North America net revenues — Net revenues decreased by approximately $554 million, or 77.0%, during the three months ended June 27, 2020 as compared to the three months ended June 29, 2019, on both a reported and constant currency basis.
The $554.3 million net decline in North America net revenues was driven by:

•	a $293.8 million net decrease related to our North America wholesale business, driven by COVID-19 business disruptions and the continued challenging department store traffic trends; and

•
a $260.5 million net decrease related to our North America retail business, inclusive of the adverse impact of COVID-19 business disruptions. On a constant currency basis, net revenues decreased by $260.3 million driven by decreases of $248.9 million in comparable store sales and $11.4 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our North America retail business, inclusive of adverse impacts related to COVID-19 business disruptions:

% Change
Digital commerce comparable store sales	3%
Comparable store sales excluding digital commerce	(77%)
Total comparable store sales	(64%)
Europe net revenues — Net revenues decreased by $240.1 million, or 66.6%, during the three months ended June 27, 2020 as compared to the three months ended June 29, 2019, including net unfavorable foreign currency effects of $9.2 million. On a constant currency basis, net revenues decreased by $230.9 million, or 64.0%.
The $240.1 million net decline in Europe net revenues was driven by:

•
a $139.3 million net decrease related to our Europe retail business, inclusive of the adverse impact of COVID-19 business disruptions, as well as net unfavorable foreign currency effects of $5.3 million. On a constant currency basis, net revenues decreased by $134.0 million driven by decreases of $123.7 million in comparable store sales and $10.3 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Europe retail business, inclusive of adverse impacts related to COVID-19 business disruptions:

% Change
Digital commerce comparable store sales	44%
Comparable store sales excluding digital commerce	(75%)
Total comparable store sales	(62%)

•	a $100.8 million net decrease related to our Europe wholesale business driven by COVID-19 business disruptions. The decline also reflected net unfavorable foreign currency effects of $3.9 million.
Asia net revenues — Net revenues decreased by $86.7 million, or 33.5%, during the three months ended June 27, 2020 as compared to the three months ended June 29, 2019, including net unfavorable foreign currency effects of $4.1 million. On a constant currency basis, net revenues decreased by $82.6 million, or 31.9%.
The $86.7 million net decline in Asia net revenues was driven by:

•
an $80.0 million net decrease related to our Asia retail business, inclusive of the adverse impact of COVID-19 business disruptions, as well as net unfavorable foreign currency effects of $3.9 million. On a constant currency basis, net revenues decreased by $76.1 million, reflecting decreases of $67.0 million in comparable store sales and $9.1 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Asia retail business, inclusive of adverse impacts related to COVID-19 business disruptions:

% Change
Digital commerce comparable store sales	68%
Comparable store sales excluding digital commerce	(35%)
Total comparable store sales	(33%)

•	a $6.7 million net decrease related to our Asia wholesale business driven by COVID-19 business disruptions.
Gross Profit.    Gross profit decreased by $572.1 million, or 62.1%, to $348.7 million for the three months ended June 27, 2020, including net unfavorable foreign currency effects of $17.3 million. Gross profit as a percentage of net revenues increased to 71.5% for the three months ended June 27, 2020 from 64.4% for the three months ended June 29, 2019. The 710 basis point increase was primarily driven by favorable geographic and channel mix due to COVID-19 business disruptions, improved pricing, and lower levels of promotional activity.
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

Selling, General, and Administrative Expenses.    SG&A expenses include compensation and benefits, advertising and marketing, rent and occupancy, distribution, information technology, legal, depreciation and amortization, bad debt, and other selling and administrative costs. SG&A expenses decreased by $239.1 million, or 32.0%, to $507.6 million for the three months ended June 27, 2020, including net favorable foreign currency effects of $4.8 million. The decrease in SG&A expenses reflects impacts related to COVID-19 business disruptions and our related mitigating actions, including (i) lower compensation-related expenses largely driven by employee furloughs, reduced pay for our executives, senior management team, and Board of Directors, and COVID-19-related government subsidies, (ii) lower rent and occupancy costs largely driven by reduced percentage-of-sales-based rent due to store closures and rent abatements negotiated with certain of our landlords, (iii) favorable COVID-19-related bad debt expense adjustments, and (iv) our operational discipline. SG&A expenses as a percentage of net revenues increased to 104.2% for the three months ended June 27, 2020 from 52.3% for the three months ended June 29, 2019. The 5,190 basis point increase was primarily due to operating deleverage on lower net revenues, partially offset by expense savings across various categories.
The $239.1 million net decrease in SG&A expenses was driven by:

Three Months Ended June 27, 2020 Compared to Three Months Ended June 29, 2019
(millions)
SG&A expense category:
Compensation-related expenses	$(106.0)
Rent and occupancy costs	(43.6)
Selling-related expenses	(22.1)
Staff-related expenses	(18.0)
Marketing and advertising expenses	(17.9)
Bad debt expense	(16.6)
Shipping and handling costs	(11.2)
Other	(3.7)
Total net decrease in SG&A expenses	$(239.1)
In response to the COVID-19 pandemic, we are carefully evaluating our organizational and operating cost structures to better support long-term growth, with a focus on (i) our team organizational structures, (ii) enterprise-wide processes, (iii) our distribution center and corporate office footprint, (iv) our direct-to-consumer and wholesale door presence, (v) discretionary expenses, and (vi) our brand portfolio.
Impairment of Assets. During the three-month periods ended June 27, 2020 and June 29, 2019, we recorded non-cash impairment charges of $2.1 million and $1.2 million, respectively, to write-down certain long-lived assets. See Note 7 to the accompanying consolidated financial statements.
Restructuring and Other Charges. During the three-month periods ended June 27, 2020 and June 29, 2019, we recorded restructuring charges of $2.6 million and $7.0 million, respectively, primarily consisting of severance and benefit costs. Additionally, during the three months ended June 27, 2020, we recorded other charges of $4.4 million primarily related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired. During the three months ended June 29, 2019, we recorded other charges of $22.6 million primarily related to the charitable donation of the net cash proceeds received from the sale of our corporate jet, and rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired. See Note 8 to the accompanying consolidated financial statements.
Operating Income (Loss).    We reported an operating loss of $168.0 million for the three months ended June 27, 2020, as compared to operating income of $143.3 million for the three months ended June 29, 2019, including net unfavorable foreign currency effects of $12.5 million. The decline in operating income reflects net adverse impacts related to COVID-19 business disruptions. Our operating results during the three months ended June 27, 2020 included a net favorable impact of $6.1 million related to certain net benefits partially offset by restructuring-related charges and impairment of assets. During the three months ended June 29, 2019, our operating results were unfavorably impacted by net restructuring-related charges, impairment of assets, and certain other charges totaling $31.4 million. Operating loss as a percentage of net revenues was 34.5% for the three months ended June 27, 2020, reflecting a 4,450 basis point decline from the prior fiscal year period. The decline in operating income as a percentage of net revenues was primarily driven by the increase in SG&A expenses as a percentage of net revenues, partially offset by the increase in our gross margin and lower restructuring-related and other charges recorded during the three months ended June 27, 2020 as compared to the prior fiscal year period, all as previously discussed.
Operating income (loss) and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the comparable prior fiscal year period, are provided below:

	Three Months Ended
	June 27, 2020		June 29, 2019
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$(24.8)	(15.0%)	$150.1	20.9%	$(174.9)	(3,590 bps)
Europe	(16.9)	(14.0%)	79.4	22.0%	(96.3)	(3,600 bps)
Asia	10.1	5.9%	48.1	18.6%	(38.0)	(1,270 bps)
Other non-reportable segments	0.9	3.0%	32.9	36.5%	(32.0)	(3,350 bps)
	(30.7)		310.5		(341.2)
Unallocated corporate expenses	(130.3)		(137.6)		7.3
Unallocated restructuring and other charges	(7.0)		(29.6)		22.6
Total operating income (loss)	$(168.0)	(34.5%)	$143.3	10.0%	$(311.3)	(4,450 bps)
North America operating margin declined by 3,590 basis points, primarily due to the unfavorable impacts of approximately 6,180 basis points and 1,660 basis points related to our wholesale and retail businesses, respectively, both largely due to the increase in SG&A expenses as a percentage of net revenues driven by COVID-19 business disruptions. These declines were partially offset by favorable channel mix of approximately 3,300 basis points and 930 basis points attributable to favorable COVID-19-related bad debt expense adjustments recorded during the three months ended June 27, 2020. The decline in operating margin also reflected favorable foreign currency effects of 20 basis points.
Europe operating margin declined by 3,600 basis points, primarily due to the unfavorable impacts of approximately 1,940 basis points and 790 basis points related to our retail and wholesale businesses, respectively, both largely due to the increase in SG&A expenses as a percentage of net revenues driven by COVID-19 business disruptions. The decline in operating margin also reflected unfavorable foreign currency effects of 910 basis points and approximately 40 basis points attributable to other factors. These declines were partially offset by 80 basis points attributable to favorable COVID-19-related bad debt expense adjustments recorded during the three months ended June 27, 2020.
Asia operating margin declined by 1,270 basis points, primarily due to the unfavorable impacts of approximately 870 basis points and 180 basis points related to our retail and wholesale businesses, respectively, both largely due to the increase in SG&A expenses as a percentage of net revenues driven by COVID-19 business disruptions. The decline in operating margin also reflected the unfavorable impact of 130 basis points attributable to higher non-cash restructuring charges recorded during the three months ended June 27, 2020 as compared to the prior fiscal year period and unfavorable foreign currency effects of 120 basis points. These declines were partially offset by approximately 30 basis points attributable to other factors.
Unallocated corporate expenses decreased by $7.3 million to $130.3 million during the three months ended June 27, 2020. The decline in unallocated corporate expenses was due to lower compensation-related expenses of $31.0 million and lower rent and occupancy costs of $7.1 million, partially offset by lower intercompany sourcing commission income of $22.5 million (which is offset at the segment level and eliminates in consolidation) and higher other expenses of $8.3 million.
Unallocated restructuring and other charges decreased by $22.6 million to $7.0 million during the three months ended June 27, 2020, as previously discussed above and in Note 8 to the accompanying consolidated financial statements.

Non-operating Income (Expense), Net. Non-operating income (expense), net is comprised of interest expense, interest income, and other income (expense), net, which includes foreign currency gains (losses), equity in income (losses) from our equity-method investees, and other non-operating expenses. During the three months ended June 27, 2020, we reported non-operating expense, net, of $4.6 million, as compared to non-operating income, net of $3.3 million during the three months ended June 29, 2019. The $7.9 million decline in non-operating income, net was driven by:

•	an $8.7 million decline in interest income, primarily driven by the decrease in our investment portfolio and lower available interest rates in financial markets; and

•
a $5.4 million increase in interest expense, primarily driven by the increase in our borrowings during the three months ended June 27, 2020 as compared to the prior fiscal year period (see "Financial Condition and Liquidity — Cash Flows").

These declines were partially offset by a $6.2 million favorable change in other income (expense), net, primarily driven by higher net foreign currency gains during the three months ended June 27, 2020 as compared to the prior fiscal year period.
Income Tax Benefit (Provision).    The income tax benefit (provision) represents federal, foreign, state and local income taxes. We reported an income tax benefit of $44.9 million and an effective tax rate of 26.0% for the three months ended June 27, 2020, as compared to an income tax provision of $29.5 million and an effective tax rate of 20.1% for the three months ended June 29, 2019. The $74.4 million improvement in our income tax provision was due to the decline in our pretax income driven by COVID-19 business disruptions, as well as the 590 basis point increase in our reported effective tax rate. The increase in our effective tax rate was driven by an income tax benefit recorded in connection with expected net operating loss carrybacks allowed under the CARES Act (see Note 9 to the accompanying consolidated financial statements), partially offset by valuation allowances recorded against certain deferred tax assets as a result of significant business disruptions attributable to COVID-19 that could impact the ultimate realizability of such assets. Our effective tax rate will change from period to period based on various factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividend payments, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.
Net Income (Loss).    We reported a net loss of $127.7 million for the three months ended June 27, 2020, as compared to net income of $117.1 million for the three months ended June 29, 2019. The $244.8 million decrease in net income was primarily due to the decline in our operating income driven by COVID-19 business disruptions, partially offset by the improvement in our income tax provision, both as previously discussed. Our operating results during the three months ended June 27, 2020 included a net favorable impact of $6.1 million related to certain net benefits partially offset by restructuring-related charges and impairment of assets, which had an after-tax effect of increasing net income by $5.5 million. During the three months ended June 29, 2019, our operating results were negatively impacted by net restructuring-related charges, impairment of assets, and certain other charges totaling $31.4 million, which had an after-tax effect of reducing net income by $24.4 million.
Net Income (Loss) per Diluted Share.    We reported a net loss per diluted share of $1.75 for the three months ended June 27, 2020, as compared to net income per diluted share of $1.47 for the three months ended June 29, 2019. The $3.22 per share decrease was due to the lower level of net income, as previously discussed, and lower weighted-average diluted shares outstanding during the three months ended June 27, 2020 driven by our share repurchases during the last twelve months. Net loss per diluted share for the three months ended June 27, 2020 included a net favorable impact of $0.07 per share related to certain net benefits partially offset by restructuring-related charges and impairment of assets, as previously discussed. During the three months ended June 29, 2019, net income per diluted share was negatively impacted by $0.30 per share as a result of net restructuring-related charges, impairment of assets, and certain other charges, as previously discussed.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of June 27, 2020 and March 28, 2020:

	June 27, 2020	March 28, 2020	$ Change
	(millions)
Cash and cash equivalents	$2,451.3	$1,620.4	$830.9
Short-term investments	259.3	495.9	(236.6)
Short-term debt(a)	—	(475.0)	475.0
Current portion of long-term debt(a)	(299.9)	(299.6)	(0.3)
Long-term debt(a)	(1,630.1)	(396.4)	(1,233.7)
Net cash and investments(b)	$780.6	$945.3	$(164.7)
Equity	$2,555.5	$2,693.1	$(137.6)

(a)	See Note 10 to the accompanying consolidated financial statements for discussion of the carrying values of our debt.

(b)	"Net cash and investments" is defined as cash and cash equivalents, plus investments, less total debt.
The decrease in our net cash and investments position at June 27, 2020 as compared to March 28, 2020 was primarily due to cash used in operating activities of $70.3 million, as well as our use of cash to make dividend payments of $49.8 million (which had been previously declared during the fourth quarter of Fiscal 2020) and to invest in our business through $21.3 million in capital expenditures.
The decrease in equity was primarily attributable to our comprehensive loss during the three months ended June 27, 2020.
Cash Flows
The following table details our cash flows for the three-month periods ended June 27, 2020 and June 29, 2019:

	Three Months Ended
	June 27, 2020	June 29, 2019	$ Change
	(millions)
Net cash provided by (used in) operating activities	$(70.3)	$197.4	$(267.7)
Net cash provided by investing activities	220.7	107.2	113.5
Net cash provided by (used in) financing activities	673.1	(244.8)	917.9
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	7.6	5.1	2.5
Net increase in cash, cash equivalents, and restricted cash	$831.1	$64.9	$766.2
Net Cash Provided by (Used in) Operating Activities.    Net cash used in operating activities was $70.3 million during the three months ended June 27, 2020, as compared to net cash provided by operating activities of $197.4 million during the three months ended June 29, 2019. The $267.7 million net decrease in cash provided by operating activities was due to a decrease in net income before non-cash charges, partially offset by a net favorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period. The net favorable change related to our operating assets and liabilities, including our working capital, was primarily driven by:

•	a reduction in inventory receipts to align with anticipated product demand;

•	a favorable change related to our accounts receivable, largely driven by our collection efforts, as well as a decline in wholesale revenue due to COVID-19 business disruptions; and

•	a favorable change related to our income tax receivables and payables largely driven by the timing of cash receipts and payments, respectively.
These increases related to our operating assets and liabilities were partially offset by:

•	an unfavorable change related to our accounts payable, largely driven by a decrease in expenses due to COVID-19 business disruptions, partially offset by extended vendor payment terms.
Net Cash Provided by Investing Activities.    Net cash provided by investing activities was $220.7 million during the three months ended June 27, 2020, as compared to $107.2 million during the three months ended June 29, 2019. The $113.5 million net increase in cash provided by investing activities was primarily driven by:

•
a $103.4 million increase in proceeds from sales and maturities of investments, less purchases of investments. During the three months ended June 27, 2020, we received net proceeds from sales and maturities of investments of $238.3 million, as compared to $134.9 million during the three months ended June 29, 2019; and

•
a $28.1 million decrease in capital expenditures. During the three months ended June 27, 2020, we spent $21.3 million on capital expenditures, as compared to $49.4 million during the three months ended June 29, 2019. This decline reflects the temporary postponement of non-critical capital expenditures as a preemptive action to preserve cash and strengthen our liquidity position in response to current business disruptions related to the COVID-19 pandemic. Our capital expenditures during the three months ended June 27, 2020 primarily related to international store openings and renovations, as well as enhancements to our information technology systems.

These increases in cash provided by investing activities were partially offset by:

•
a $20.8 million decrease in cash proceeds from the sale of property. No property was sold during the three months ended June 27, 2020. On a comparative basis, during the three months ended June 29, 2019, we received net cash proceeds of $20.8 million from the sale of our corporate jet. These proceeds were donated to the Ralph Lauren Corporate Foundation (formerly known as the Polo Ralph Lauren Foundation), which is reflected within cash flows from operating activities for the three months ended June 29, 2019.

Net Cash Provided by (Used in) Financing Activities.    Net cash provided by financing activities was $673.1 million during the three months ended June 27, 2020, as compared to net cash used in financing activities of $244.8 million during the three months ended June 29, 2019. The $917.9 million net increase in cash provided by financing activities was primarily driven by:

•
a $766.9 million increase in cash proceeds from the issuance of debt, less debt repayments. During the three months ended June 27, 2020, we received $1.242 billion in proceeds from our issuance of 1.700% unsecured notes and 2.950% unsecured senior notes, a portion of which was used to repay $475.0 million of borrowings previously outstanding under our credit facilities. On a comparative basis, during the three months ended June 29, 2019, we did not issue or repay any debt; and

•
a $157.2 million decrease in cash used to repurchase shares of our Class A common stock. During the three months ended June 27, 2020, $33.9 million in shares of Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our long-term stock incentive plans, and no shares of Class A common stock were repurchased pursuant to our common stock repurchase program, which we have temporarily suspended as a preemptive action to preserve cash and strengthen our liquidity position in response to current business disruptions related to the COVID-19 pandemic. On a comparative basis, during the three months ended June 29, 2019, we used $150.0 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $41.1 million in shares of Class A common stock were surrendered or withheld for taxes.

Sources of Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, our available cash and cash equivalents and short-term investments, availability under our credit facilities and commercial paper program, and other available financing options.
During the three months ended June 27, 2020, we used $70.3 million of net cash flows in our operations. As of June 27, 2020, we had $2.711 billion in cash, cash equivalents, and short-term investments, of which $613.6 million were held by our subsidiaries domiciled outside the U.S. We are not dependent on foreign cash to fund our domestic operations. Undistributed foreign earnings that were subject to the Tax Cuts and Jobs Act's one-time mandatory transition tax as of December 31, 2017 are not considered to be permanently reinvested and may be repatriated to the U.S. in the future with minimal or no additional U.S. taxation. We intend to permanently reinvest undistributed foreign earnings generated after December 31, 2017 that were not subject to the one-time mandatory transition tax. However, if our plans change and we choose to repatriate post-2017 earnings to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.
The following table presents our total availability, borrowings outstanding, and remaining availability under our credit facilities and Commercial Paper Program as of June 27, 2020:

	June 27, 2020
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

(c)	Represents outstanding letters of credit for which we were contingently liable under the Global Credit Facility as of June 27, 2020.
We believe that the Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of June 27, 2020, there were eight financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 20%. In accordance with the terms of the agreement, we have the ability to expand our borrowing availability under the Global Credit Facility to $1 billion through the full term of the facility, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments.
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
Our sources of liquidity are used to fund our ongoing cash requirements, including working capital requirements, global retail store and digital commerce expansion, construction and renovation of shop-within-shops, investment in infrastructure, including technology, acquisitions, joint ventures, payment of dividends, debt repayments, Class A common stock repurchases, settlement of contingent liabilities (including uncertain tax positions), and other corporate activities, including our restructuring actions. We believe that our existing sources of cash, the availability under our credit facilities, and our ability to access capital markets will be sufficient to support our operating, capital, and debt service requirements for the foreseeable future, the ongoing development of our businesses, and our plans for further business expansion. However, prolonged periods of adverse economic conditions or business disruptions in any of our key regions, or a combination thereof, such as those resulting from the COVID-19 pandemic, could impede our ability to pay our obligations as they become due or return value to our shareholders, as well as delay previously planned expenditures related to our operations.
See Note 10 to the accompanying consolidated financial statements and Note 11 of the Fiscal 2020 10-K for detailed disclosure of the terms and conditions of our credit facilities.

Debt and Covenant Compliance
In August 2015, we completed a registered public debt offering and issued $300 million aggregate principal amount of unsecured senior notes due August 18, 2020, which bear interest at a fixed rate of 2.625%, payable semi-annually (the "2.625% Senior Notes"). In August 2018, we completed another registered public debt offering and issued an additional $400 million aggregate principal amount of unsecured senior notes due September 15, 2025, which bear interest at a fixed rate of 3.750%, payable semi-annually (the "3.750% Senior Notes"). In June 2020, we completed another registered public debt offering and issued an additional $500 million aggregate principal amount of unsecured senior notes due June 15, 2022, which bear interest at a fixed rate of 1.700% payable semi-annually (the "1.700% Senior Notes"), and $750 million aggregate principal amount of unsecured senior notes due June 15, 2030, which bear interest at a fixed rate of 2.950%, payable semi-annually (the "2.950% Senior Notes").
The indenture and supplemental indentures governing the 2.625% Senior Notes, 3.750% Senior Notes, 1.700% Senior Notes, and 2.950% Senior Notes (as supplemented, the "Indenture") contain certain covenants that restrict our ability, subject to specified exceptions, to incur certain liens; enter into sale and leaseback transactions; consolidate or merge with another party; or sell, lease, or convey all or substantially all of our property or assets to another party. However, the Indenture does not contain any financial covenants.
We have a credit facility that provides for a $500 million senior unsecured revolving line of credit through August 12, 2024, which is also used to support the issuance of letters of credit and the maintenance of the Commercial Paper Program (the "Global Credit Facility"). Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and other currencies, including Euros, Hong Kong Dollars, and Japanese Yen. We have the ability to expand the borrowing availability under the Global Credit Facility to $1 billion, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. In March 2020, we borrowed $475.0 million under the Global Credit Facility as a preemptive action to preserve cash and strengthen our liquidity position in response to the COVID-19 pandemic, which was subsequently repaid in June 2020 using a portion of the proceeds from our issuances of the 1.700% Senior Notes and 2.950% Senior Notes.
The Global Credit Facility contains a number of covenants, as described in Note 10 to the accompanying consolidated financial statements. As of June 27, 2020, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility. The Pan-Asia Credit Facilities do not contain any financial covenants.
See Note 10 to the accompanying consolidated financial statements and Note 11 of the Fiscal 2020 10-K for additional information relating to our debt and covenant compliance.
Common Stock Repurchase Program
On May 13, 2019, our Board of Directors approved an expansion of our existing common stock repurchase program that allowed us to repurchase up to an additional $600 million of Class A common stock. As of June 27, 2020, the remaining availability under our Class A common stock repurchase program was approximately $580 million. Repurchases of shares of Class A common stock are subject to certain restrictions under our Global Credit Facility and more generally overall business and market conditions. Accordingly, as a result of current business disruptions related to the COVID-19 pandemic, effective beginning in the first quarter of Fiscal 2021 we temporarily suspended our common stock repurchase program as a preemptive action to preserve cash and strengthen our liquidity position.
See Note 14 to the accompanying consolidated financial statements for additional information relating to our Class A common stock repurchase program.
Dividends
Except as discussed below, we have maintained a regular quarterly cash dividend program on our common stock since 2003. On May 13, 2019, our Board of Directors approved an increase to the quarterly cash dividend on our common stock from $0.625 to $0.6875 per share.
As a result of current business disruptions related to the COVID-19 pandemic, effective beginning in the first quarter of Fiscal 2021 we temporarily suspended our quarterly cash dividend program as a preemptive action to preserve cash and strengthen our liquidity position. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on our results of operations, cash requirements, financial condition, and other factors that the Board of Directors may deem relevant, including economic and market conditions.

See Note 14 to the accompanying consolidated financial statements for additional information relating to our quarterly cash dividend program.
Contractual and Other Obligations
There have been no material changes to our contractual and other obligations as disclosed in our Fiscal 2020 10-K, other than those which occur in the ordinary course of business. Refer to the "Financial Condition and Liquidity — Contractual and Other Obligations" section of the MD&A in our Fiscal 2020 10-K for detailed disclosure of our contractual and other obligations as of March 28, 2020.
MARKET RISK MANAGEMENT
As discussed in Note 13 of the Fiscal 2020 10-K and Note 12 to the accompanying consolidated financial statements, we are exposed to a variety of risks, including the impact of changes in currency exchange rates on foreign currency-denominated balances, certain anticipated cash flows of our international operations, and the value of reported net assets of our foreign operations, as well as changes in the fair value of our fixed-rate debt obligations relating to fluctuations in benchmark interest rates. Accordingly, at times, in the normal course of business, we employ established policies and procedures to manage such risks, including the use of derivative financial instruments. We do not use derivatives for speculative or trading purposes.
Given our use of derivative instruments, we are exposed to the risk that the counterparties to such contracts will fail to meet their contractual obligations. To mitigate such counterparty credit risk, it is our policy to only enter into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. Our established policies and procedures for mitigating credit risk include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties, when possible, to further mitigate credit risk. As a result of the above considerations, we do not believe that we are exposed to undue concentration of counterparty risk with respect to our derivative contracts as of June 27, 2020. However, we do have in aggregate $49.0 million of derivative instruments in net asset positions with six creditworthy financial institutions.
Foreign Currency Risk Management
We manage our exposure to changes in foreign currency exchange rates using forward foreign currency exchange and cross-currency swap contracts. Refer to Note 12 to the accompanying consolidated financial statements for a summary of the notional amounts and fair values of our outstanding forward foreign currency exchange and cross-currency swap contracts, as well as the impact on earnings and other comprehensive income of such instruments as of June 27, 2020.
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

Cross-Currency Swap Contracts
We periodically designate (i) pay-floating rate, receive-floating rate cross-currency swap contracts or (ii) pay-fixed rate, receive fixed-rate cross-currency swap contracts as hedges of our net investment in certain European subsidiaries.
Our pay-floating rate, receive-floating rate cross-currency swap contracts swap U.S. Dollar-denominated variable interest rate payments based on the contract's notional amount and 3-month London Interbank Offered Rate ("LIBOR") plus a fixed spread (as paid under a corresponding interest rate swap contract discussed below) for Euro-denominated variable interest rate payments based on 3-month Euro Interbank Offered Rate ("EURIBOR") plus a fixed spread, which, in combination with the corresponding interest rate swap contract, economically converts a portion of our fixed-rate US-denominated senior note obligations to floating-rate Euro-denominated obligations.
Our pay-fixed rate, receive-fixed rate cross-currency swap contracts swap U.S. Dollar-denominated fixed interest rate payments based on the contract's notional amount and the fixed rate of interest payable on certain of our senior notes for Euro-denominated fixed interest rate payments, thereby economically converting a portion of our fixed-rate US-denominated senior note obligations to fixed rate Euro-denominated obligations.
See Note 3 to the accompanying consolidated financial statements for further discussion of our foreign currency exposures, and the types of derivative instruments used to hedge those exposures.
Interest Rate Risk Management
We periodically designate pay-floating rate, receive-fixed rate interest rate swap contracts as hedges against changes in the fair value of certain of our fixed-rate debt attributed to changes in a benchmark interest rate. To the extent of their notional amount, such contracts effectively swap the fixed interest rate on certain of our fixed-rate senior notes for a variable interest rate based on 3-month LIBOR plus a fixed spread.
Investment Risk Management
As of June 27, 2020, we had cash and cash equivalents on-hand of $2.451 billion, consisting of deposits in interest bearing accounts, investments in money market deposit accounts, and investments in time deposits with original maturities of 90 days or less. Our other significant investments included $259.3 million of short-term investments, consisting of investments in time deposits and commercial paper with original maturities greater than 90 days; and $9.6 million of restricted cash held in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters and real estate leases.
We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed in Note 3 to the accompanying consolidated financial statements. Our investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in our investment policy. See Note 12 to the accompanying consolidated financial statements for further detail of the composition of our investment portfolio as of June 27, 2020.
CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are described in Note 3 of the Fiscal 2020 10-K. Our estimates are often based on complex judgments, assessments of probability, and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same set of facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, refer to the "Critical Accounting Policies" section of the MD&A in our Fiscal 2020 10-K.
There have been no significant changes in the application of our critical accounting policies since March 28, 2020.

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
We carried out an evaluation based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our principal executive and principal financial officers have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of June 27, 2020. There has been no change in the Company's internal control over financial reporting during the fiscal quarter ended June 27, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Although there have been no material changes in the Company's internal control over financial reporting, we have experienced varying degrees of business disruptions related to the COVID-19 pandemic, including periods of closure of our stores, distribution centers, and corporate facilities, as described within "Recent Developments." In response to the COVID-19 pandemic, we have taken various preemptive actions to preserve cash and strengthen our liquidity position, including temporarily furloughing and/or reducing work hours for a significant portion of both our store and corporate employees, with those corporate employees not furloughed in affected regions working remotely. Despite such actions, we have not experienced any material changes to our internal controls over financial reporting. We will continue to evaluate and monitor the impact of the COVID-19 pandemic on our internal controls. See Item 1A — "Risk Factors — Infectious disease outbreaks, such as the recent COVID-19 pandemic, could have a material adverse effect on our business" in the Fiscal 2020 10-K for additional discussion regarding risks to our business associated with the COVID-19 pandemic.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Reference is made to the information disclosed under Item 3 — "Legal Proceedings" in the Fiscal 2020 10-K.

Item 1A.	Risk Factors.
Reference is made to the information disclosed under Part I, Item 1A — "Risk Factors" in the Fiscal 2020 10-K, which contains a detailed discussion of certain risk factors that could materially adversely affect the Company's business, operating results, and/or financial condition. There are no material changes to the risk factors previously disclosed, nor has the Company identified any previously undisclosed risks that could materially adversely affect the Company's business, operating results, and/or financial condition.

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
No shares of the Company's Class B common stock were converted into Class A common stock during the three months ended June 27, 2020.

(b)	Not Applicable

(c)	Stock Repurchases
The following table sets forth the repurchases of shares of the Company's Class A common stock during the three months ended June 27, 2020:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(b)
				(millions)
March 29, 2020 to April 25, 2020	3,105	$68.85	—	$580
April 26, 2020 to May 23, 2020	115,780	65.31	—	580
May 24, 2020 to June 27, 2020	342,936	76.30	—	580
	461,821		—

(a)	Represents shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.

(b)
Repurchases of shares of Class A common stock are subject to certain restrictions under the Company's Global Credit Facility and more generally overall business and market conditions. Accordingly, as a result of current business disruptions related to the COVID-19 pandemic, we have temporarily suspended our common stock repurchase program as a preemptive action to preserve cash and strengthen our liquidity position.

Item 6.	Exhibits.

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1/A (File No. 333-24733) filed June 10, 1997).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Form 8-K filed August 16, 2011).
3.3	Fourth Amended and Restated By-Laws of the Company (filed as Exhibit 3.3 to the Form 10-Q filed August 10, 2017).
4.1	Fourth Supplemental Indenture, dated as of June 3, 2020, by and between Ralph Lauren Corporation and Wells Fargo Bank, National Association (filed as Exhibit 4.2 to the Form 8-K filed June 3, 2020).
10.1*	Amendment No. 1 to the Amended and Restated Employment Agreement, dated June 16, 2020, between the Company and Ralph Lauren†.
10.2*	Amendment No. 2 to the Employment Agreement, dated June 17, 2020, between the Company and Patrice Louvet†.
10.3*	Amendment No. 1 to the Amended and Restated Employment Agreement, dated June 17, 2020, between the Company and Jane Nielsen†.
31.1*	Certification of Principal Executive Officer pursuant to 17 CFR 240.13a-14(a).
31.2*	Certification of Principal Financial Officer pursuant to 17 CFR 240.13a-14(a).
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
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

Date: August 4, 2020

