Form 10-Q
period 2020-09-26
RALPH LAUREN CORP
filed 2020-11-05
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At October 30, 2020, 48,222,564 shares of the registrant's Class A common stock, $.01 par value, and 24,881,276 shares of the registrant's Class B common stock, $.01 par value, were outstanding.

RALPH LAUREN CORPORATION

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 26, 2020	March 28, 2020
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,012.0	$1,620.4
Short-term investments	434.1	495.9
Accounts receivable, net of allowances of $218.2 million and $276.2 million	354.0	277.1
Inventories	887.0	736.2
Income tax receivable	61.1	84.8
Prepaid expenses and other current assets	158.9	160.8
Total current assets	3,907.1	3,375.2
Property and equipment, net	921.5	979.5
Operating lease right-of-use assets	1,406.3	1,511.6
Deferred tax assets	352.9	245.2
Goodwill	935.0	915.5
Intangible assets, net	131.1	141.0
Other non-current assets	97.7	111.9
Total assets	$7,751.6	$7,279.9
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$—	$475.0
Current portion of long-term debt	—	299.6
Accounts payable	284.5	246.8
Income tax payable	82.4	65.1
Current operating lease liabilities	317.7	288.4
Accrued expenses and other current liabilities	869.1	717.1
Total current liabilities	1,553.7	2,092.0
Long-term debt	1,631.0	396.4
Long-term operating lease liabilities	1,460.0	1,568.3
Income tax payable	118.7	132.7
Non-current liability for unrecognized tax benefits	87.6	88.9
Other non-current liabilities	356.5	308.5
Commitments and contingencies (Note 13)
Total liabilities	5,207.5	4,586.8
Equity:
Class A common stock, par value $.01 per share; 106.0 million and 104.9 million shares issued; 48.2 million and 47.6 million shares outstanding	1.0	1.0
Class B common stock, par value $.01 per share; 24.9 million shares issued and outstanding	0.3	0.3
Additional paid-in-capital	2,629.0	2,594.4
Retained earnings	5,827.2	5,994.0
Treasury stock, Class A, at cost; 57.8 million and 57.3 million shares	(5,813.9)	(5,778.4)
Accumulated other comprehensive loss	(99.5)	(118.2)
Total equity	2,544.1	2,693.1
Total liabilities and equity	$7,751.6	$7,279.9
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(millions, except per share data)
Net revenues	$1,193.5	$1,706.2	$1,681.0	$3,135.0
Cost of goods sold	(394.1)	(657.2)	(532.9)	(1,165.2)
Gross profit	799.4	1,049.0	1,148.1	1,969.8
Selling, general, and administrative expenses	(628.2)	(795.3)	(1,135.8)	(1,542.0)
Impairment of assets	(31.0)	(6.1)	(33.1)	(7.3)
Restructuring and other charges	(160.5)	(14.5)	(167.5)	(44.1)
Total other operating expenses, net	(819.7)	(815.9)	(1,336.4)	(1,593.4)
Operating income (loss)	(20.3)	233.1	(188.3)	376.4
Interest expense	(12.8)	(4.4)	(22.4)	(8.6)
Interest income	2.2	9.6	5.1	21.2
Other income (expense), net	1.8	(1.7)	3.9	(5.8)
Income (loss) before income taxes	(29.1)	236.6	(201.7)	383.2
Income tax benefit (provision)	(10.0)	(54.5)	34.9	(84.0)
Net income (loss)	$(39.1)	$182.1	$(166.8)	$299.2
Net income (loss) per common share:
Basic	$(0.53)	$2.37	$(2.27)	$3.86
Diluted	$(0.53)	$2.34	$(2.27)	$3.79
Weighted average common shares outstanding:
Basic	73.5	76.7	73.3	77.4
Diluted	73.5	77.9	73.3	78.9
Dividends declared per share	$—	$0.6875	$—	$1.375
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(millions)
Net income (loss)	$(39.1)	$182.1	$(166.8)	$299.2
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	17.3	(19.9)	30.3	(15.9)
Net gains (losses) on cash flow hedges	(7.3)	13.6	(11.3)	3.9
Net gains (losses) on defined benefit plans	(0.2)	0.1	(0.3)	—
Other comprehensive income (loss), net of tax	9.8	(6.2)	18.7	(12.0)
Total comprehensive income (loss)	$(29.3)	$175.9	$(148.1)	$287.2
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 26, 2020	September 28, 2019
	(millions)
Cash flows from operating activities:
Net income (loss)	$(166.8)	$299.2
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	125.2	132.8
Deferred income tax benefit	(86.9)	(15.4)
Non-cash stock-based compensation expense	34.6	50.8
Non-cash impairment of assets	33.1	7.3
Bad debt expense (benefit)	(25.4)	1.5
Other non-cash charges (benefits)	(2.1)	1.6
Changes in operating assets and liabilities:
Accounts receivable	(49.7)	(91.0)
Inventories	(129.3)	(202.3)
Prepaid expenses and other current assets	11.1	(47.1)
Accounts payable and accrued liabilities	221.6	47.3
Income tax receivables and payables	12.8	17.1
Deferred income	(2.0)	0.9
Other balance sheet changes	11.1	1.4
Net cash provided by (used in) operating activities	(12.7)	204.1
Cash flows from investing activities:
Capital expenditures	(53.9)	(130.6)
Purchases of investments	(407.0)	(571.6)
Proceeds from sales and maturities of investments	471.5	976.1
Acquisitions and ventures	(0.5)	0.9
Proceeds from sale of property	—	20.8
Settlement of net investment hedges	3.7	—
Net cash provided by investing activities	13.8	295.6
Cash flows from financing activities:
Repayments of borrowings on credit facilities	(475.0)	—
Proceeds from the issuance of long-term debt	1,241.9	—
Repayments of long-term debt	(300.0)	—
Payments of finance lease obligations	(5.7)	(7.7)
Payments of dividends	(49.8)	(101.9)
Repurchases of common stock, including shares surrendered for tax withholdings	(35.5)	(442.7)
Other financing activities	(8.6)	(0.7)
Net cash provided by (used in) financing activities	367.3	(553.0)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	23.6	(9.9)
Net increase (decrease) in cash, cash equivalents, and restricted cash	392.0	(63.2)
Cash, cash equivalents, and restricted cash at beginning of period	1,629.8	626.5
Cash, cash equivalents, and restricted cash at end of period	$2,021.8	$563.3
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended September 26, 2020
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at June 27, 2020	130.9	$1.3	$2,609.5	$5,866.3	57.8	$(5,812.3)	$(109.3)	$2,555.5
Comprehensive loss:
Net loss				(39.1)
Other comprehensive income							9.8
Total comprehensive loss								(29.3)
Dividends declared				—				—
Repurchases of common stock					—	(1.6)		(1.6)
Stock-based compensation			19.5					19.5
Balance at September 26, 2020	130.9	$1.3	$2,629.0	$5,827.2	57.8	$(5,813.9)	$(99.5)	$2,544.1

	Three Months Ended September 28, 2019
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at June 29, 2019	129.6	$1.3	$2,516.8	$5,878.6	52.4	$(5,274.7)	$(109.2)	$3,012.8
Comprehensive income:
Net income				182.1
Other comprehensive loss							(6.2)
Total comprehensive income								175.9
Dividends declared				(51.3)				(51.3)
Repurchases of common stock					2.7	(251.6)		(251.6)
Stock-based compensation			27.8					27.8
Shares issued pursuant to stock-based compensation plans	0.1	—	—					—
Balance at September 28, 2019	129.7	$1.3	$2,544.6	$6,009.4	55.1	$(5,526.3)	$(115.4)	$2,913.6

(a)
Includes Class A and Class B common stock. During the three months ended September 28, 2019, 0.5 million shares of Class B common stock were converted into an equal number of shares of Class A common stock pursuant to the terms of the Class B common stock (see Note 14).

(b)	Accumulated other comprehensive income (loss).

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)

	Six Months Ended September 26, 2020
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at March 28, 2020	129.8	$1.3	$2,594.4	$5,994.0	57.3	$(5,778.4)	$(118.2)	$2,693.1
Comprehensive loss:
Net loss				(166.8)
Other comprehensive income							18.7
Total comprehensive loss								(148.1)
Dividends declared				—				—
Repurchases of common stock					0.5	(35.5)		(35.5)
Stock-based compensation			34.6					34.6
Shares issued pursuant to stock-based compensation plans	1.1	—	—					—
Balance at September 26, 2020	130.9	$1.3	$2,629.0	$5,827.2	57.8	$(5,813.9)	$(99.5)	$2,544.1

	Six Months Ended September 28, 2019
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at March 30, 2019	128.8	$1.3	$2,493.8	$5,979.1	50.7	$(5,083.6)	$(103.4)	$3,287.2
Comprehensive income:
Net income				299.2
Other comprehensive loss							(12.0)
Total comprehensive income								287.2
Dividends declared				(104.4)				(104.4)
Repurchases of common stock					4.4	(442.7)		(442.7)
Stock-based compensation			50.8					50.8
Shares issued pursuant to stock-based compensation plans	0.9	—	—					—
Cumulative adjustment from adoption of new accounting standards				(164.5)				(164.5)
Balance at September 28, 2019	129.7	$1.3	$2,544.6	$6,009.4	55.1	$(5,526.3)	$(115.4)	$2,913.6

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
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2021 will end on March 27, 2021 and will be a 52-week period ("Fiscal 2021"). Fiscal year 2020 ended on March 28, 2020 and was also a

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

52-week period ("Fiscal 2020"). The second quarter of Fiscal 2021 ended on September 26, 2020 and was a 13-week period. The second quarter of Fiscal 2020 ended on September 28, 2019 and was also a 13-week period.
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
Seasonality of Business
The Company's business is typically affected by seasonal trends, with higher levels of retail sales in its second and third fiscal quarters and higher wholesale sales in its second and fourth fiscal quarters. These trends result primarily from the timing of key vacation travel, back-to-school, and holiday shopping periods impacting its retail business and the timing of seasonal wholesale shipments. As a result of changes in its business, consumer spending patterns, and the macroeconomic environment, including those resulting from disease pandemics and other catastrophic events, historical quarterly operating trends and working capital requirements may not be indicative of the Company's future performance. In addition, fluctuations in sales, operating income (loss), and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, the Company's operating results and cash flows for the three-month and six-month periods ended September 26, 2020 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2021.
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
In connection with the COVID-19 pandemic, the Company has experienced varying degrees of business disruptions and periods of closure of its stores, distribution centers, and corporate facilities, as have the Company's wholesale customers, licensing partners, suppliers, and vendors. During the first quarter of Fiscal 2021, the majority of the Company's stores in key markets were closed for an average of 8 to 10 weeks, resulting in significant adverse impacts to its operating results. Although nearly all of the Company's stores were reopened by the end of the first quarter of Fiscal 2021, the majority are still operating at limited hours and customer capacity levels in accordance with local health guidelines, with traffic remaining challenged. The Company's wholesale business has also been adversely affected, particularly in North America and Europe, as a result of department store closures and lower traffic and consumer demand. Additionally, there has recently been a resurgence in the number of cases of COVID-19 in

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

certain parts of the world, which could result in further shutdowns and business disruptions for the Company and/or its wholesale customers, licensing partners, suppliers, and vendors.
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

•
issuing $1.250 billion of unsecured senior notes in June 2020, the proceeds of which are being used for general corporate purposes, including repayment of certain of the Company's outstanding borrowings (see Note 10);

•	temporarily suspending its quarterly cash dividend and common stock repurchase program, effective beginning in the first quarter of Fiscal 2021 (see Note 14);

•	temporarily reducing the base compensation of its executives and senior management team, as well as its Board of Directors, for the first quarter of Fiscal 2021;

•	furloughing or reducing work hours for a significant portion of its employees, who nevertheless remain eligible to receive employee benefits during such period;

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
The COVID-19 pandemic remains highly volatile and continues to evolve. Accordingly, the Company cannot predict for how long and to what extent the pandemic will impact its business operations or the global economy as a whole. The Company will continue to assess its operations location-by-location, taking into account the guidance of local governments and global health organizations to determine when its operations can begin returning to normal levels of business.

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
Revenue from the Company's licensing arrangements is recognized over time during the period that licensees are provided access to the Company's trademarks (i.e., symbolic intellectual property) and benefit from such access through their sales of licensed products. These arrangements require licensees to pay a sales-based royalty which, for most arrangements, may be subject to a contractually-guaranteed minimum royalty amount. Payments are generally due quarterly and, depending on time of receipt, may be recorded as a liability until recognized as revenue. The Company recognizes revenue for sales-based royalty arrangements (including those for which the royalty exceeds any contractually-guaranteed minimum royalty amount) as licensed products are sold by the licensee. If a sales-based royalty is not ultimately expected to exceed a contractually-guaranteed minimum royalty amount, the minimum is generally recognized as revenue ratably over the respective contractual period. This sales-based output measure of progress and pattern of recognition best represents the value transferred to the licensee over the term of the arrangement, as well as the amount of consideration that the Company is entitled to receive in exchange for providing access to its trademarks. As of September 26, 2020, contractually-guaranteed minimum royalty amounts expected to be recognized as revenue during future periods were as follows:

Contractually-Guaranteed Minimum Royalties(a)
(millions)
Remainder of Fiscal 2021	$36.4
Fiscal 2022	68.4
Fiscal 2023	44.4
Fiscal 2024	26.6
Fiscal 2025 and thereafter	1.1
Total	$176.9

(a)	Amounts presented do not contemplate anticipated contract renewals or royalties earned in excess of the contractually-guaranteed minimums.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Disaggregated Net Revenues
The following tables disaggregate the Company's net revenues into categories that depict how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors for the fiscal periods presented:

	Three Months Ended
	September 26, 2020					September 28, 2019
	North America	Europe	Asia	Other	Total	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$314.7	$174.2	$219.3	$21.1	$729.3	$457.9	$238.6	$233.3	$45.4	$975.2
Wholesale	228.2	185.3	17.3	2.3	433.1	423.3	241.6	22.0	1.9	688.8
Licensing	—	—	—	31.1	31.1	—	—	—	42.2	42.2
Total	$542.9	$359.5	$236.6	$54.5	$1,193.5	$881.2	$480.2	$255.3	$89.5	$1,706.2

	Six Months Ended
	September 26, 2020					September 28, 2019
	North America	Europe	Asia	Other	Total	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$457.3	$253.4	$385.8	$27.6	$1,124.1	$861.0	$457.1	$479.8	$94.9	$1,892.8
Wholesale	250.7	226.8	22.7	2.8	503.0	739.6	383.9	34.1	3.7	1,161.3
Licensing	—	—	—	53.9	53.9	—	—	—	80.9	80.9
Total	$708.0	$480.2	$408.5	$84.3	$1,681.0	$1,600.6	$841.0	$513.9	$179.5	$3,135.0

(a)	Net revenues from the Company's retail and wholesale businesses are recognized at a point in time. Net revenues from the Company's licensing business are recognized over time.
Deferred Income
Deferred income represents cash payments received in advance of the Company's transfer of control of products or services to its customers and is generally comprised of unredeemed gift cards, net of breakage, and advance royalty payments from licensees. The Company's deferred income balances were $13.2 million and $14.6 million as of September 26, 2020 and March 28, 2020, respectively, and were primarily recorded within accrued expenses and other current liabilities within the consolidated balance sheets. During the three-month and six-month periods ended September 26, 2020, the Company recognized $2.5 million and $5.9 million, respectively, of net revenues from amounts recorded as deferred income as of March 28, 2020. The majority of the deferred income balance as of September 26, 2020 is expected to be recognized as revenue within the next twelve months.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of shipping and handling costs for the fiscal periods presented is as follows:

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(millions)
Shipping costs	$12.2	$12.5	$20.6	$22.4
Handling costs	33.3	39.5	59.8	75.7

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
The weighted-average number of common shares outstanding used to calculate basic net income (loss) per common share is reconciled to shares used to calculate diluted net income (loss) per common share as follows:

	Three Months Ended			Six Months Ended
	September 26, 2020		September 28, 2019	September 26, 2020		September 28, 2019
	(millions)
Basic shares	73.5		76.7	73.3		77.4
Dilutive effect of RSUs and stock options	—	(a)	1.2	—	(a)	1.5
Diluted shares	73.5		77.9	73.3		78.9

(a)
Incremental shares of 0.9 million and 1.2 million attributable to outstanding RSUs were excluded from the computation of diluted shares for the three-month and six-month periods ended September 26, 2020, respectively, as such shares would not be dilutive as a result of the net losses incurred.

All earnings per share amounts have been calculated using unrounded numbers. The Company has outstanding performance-based and market-based RSUs, which are included in the computation of diluted shares only to the extent that the underlying performance or market conditions (i) have been satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. In addition, options to purchase shares of the Company's Class A common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income (loss) per common share. As of September 26, 2020 and September 28, 2019, there were 0.6 million and 1.1 million, respectively, of additional shares issuable contingent upon vesting of performance-based RSUs and upon exercise of anti-dilutive stock options, that were excluded from the diluted shares calculations.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A rollforward of the activity in the Company's reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented below:

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(millions)
Beginning reserve balance	$184.0	$165.5	$204.7	$176.5
Amount charged against revenue to increase reserve	72.6	168.6	83.9	282.5
Amount credited against customer accounts to decrease reserve	(88.2)	(135.8)	(122.1)	(261.7)
Foreign currency translation	3.5	(2.8)	5.4	(1.8)
Ending reserve balance	$171.9	$195.5	$171.9	$195.5

An allowance for doubtful accounts is determined through analysis of accounts receivable aging, assessments of collectability based on evaluation of historical trends, the financial condition of the Company's customers and their ability to withstand prolonged periods of adverse economic conditions, and evaluation of the impact of current and forecasted economic and market conditions over the related asset's contractual life, among other factors. The Company's estimated allowance for doubtful accounts as of September 26, 2020 reflects impacts associated with COVID-19 business disruptions, which include declines in retail traffic, tourism, and consumer spending on discretionary items.
A rollforward of the activity in the Company's allowance for doubtful accounts is presented below:

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(millions)
Beginning reserve balance	$55.9	$15.0	$71.5	$15.7
Amount recorded to expense to increase (decrease) reserve(a)	(8.9)	1.4	(25.4)	1.5
Amount written-off against customer accounts to decrease reserve	(1.6)	(0.4)	(1.6)	(1.4)
Foreign currency translation	0.9	(0.4)	1.8	(0.2)
Ending reserve balance	$46.3	$15.6	$46.3	$15.6

(a)	Amounts recorded to bad debt expense are included within SG&A expenses in the consolidated statements of operations.
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department stores, specialty stores, and third-party digital partners around the world, and extends credit based on an evaluation of each customer's financial capacity and condition, usually without requiring collateral. In the Company's wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2020, the Company's sales to its three largest wholesale customers accounted for approximately 18% of total net revenues. Substantially all of the Company's sales to its three largest wholesale customers related to its North America segment. As of September 26, 2020, these three key wholesale customers constituted approximately 29% of total gross accounts receivable.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories
The Company holds inventory that is sold in its retail stores and digital commerce sites directly to consumers. The Company also holds inventory that is sold through wholesale distribution channels to major department stores, specialty stores, and third-party digital partners. Substantially all of the Company's inventories consist of finished goods, which are stated at the lower of cost or estimated realizable value, with cost determined on a weighted-average cost basis. Inventory held by the Company totaled $887.0 million, $736.2 million, and $1.013 billion as of September 26, 2020, March 28, 2020, and September 28, 2019, respectively.
Implementation Costs Incurred in Cloud Computing Arrangements
For cloud computing arrangements that are a service contract, the Company capitalizes certain implementation costs incurred (depending on their nature) during the application development stage of the related project, and expenses costs during the preliminary project and post-implementation stages as they are incurred. Capitalized implementation costs are expensed on a straight-line basis over the reasonably certain term of the hosting arrangement, beginning when the module is ready for its intended use. The Company's cloud computing arrangements relate to various areas, including certain retail store and digital commerce operations, and corporate and administrative functions. Capitalized amounts related to such arrangements are recorded within prepaid expenses and other current assets and within other non-current assets in the consolidated balance sheets (see Note 6). Capitalized implementation costs expensed during the three-month and six-month periods ended September 26, 2020 were $1.2 million and $3.7 million, respectively, and $0.8 million and $1.6 million during the three-month and six-month periods ended September 28, 2019, respectively, and were recorded in SG&A expenses in the consolidated statements of operations.
See Note 4 for discussion of the Company's adoption of a new accounting standard related to implementation costs incurred in connection with cloud computing arrangements that are a service contract as of the beginning of Fiscal 2021.
Derivative Financial Instruments
The Company records derivative financial instruments on its consolidated balance sheets at fair value. Changes in the fair value of derivative instruments that are designated and qualify for hedge accounting are either (i) offset through earnings against the changes in fair value of the related hedged assets, liabilities, or firm commitments or (ii) recognized in equity as a component of accumulated other comprehensive income (loss) ("AOCI") until the hedged item is recognized in earnings, depending on whether the instrument is hedging against changes in fair value or cash flows and net investments, respectively.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Property and Equipment
Property and equipment, net consists of the following:

	September 26, 2020	March 28, 2020
	(millions)
Land and improvements	$15.3	$15.3
Buildings and improvements	314.2	309.0
Furniture and fixtures	635.4	629.5
Machinery and equipment	388.1	378.8
Capitalized software	552.1	543.3
Leasehold improvements	1,239.9	1,194.5
Construction in progress	40.0	37.5
	3,185.0	3,107.9
Less: accumulated depreciation	(2,263.5)	(2,128.4)
Property and equipment, net	$921.5	$979.5

Depreciation expense was $56.3 million and $114.8 million during the three-month and six-month periods ended September 26, 2020, respectively, and $60.7 million and $121.0 million during the three-month and six-month periods ended September 28, 2019, respectively, and is recorded primarily within SG&A expenses in the consolidated statements of operations.

6.	Other Assets and Liabilities
Prepaid expenses and other current assets consist of the following:

	September 26, 2020	March 28, 2020
	(millions)
Non-trade receivables	$27.7	$27.0
Other taxes receivable	25.6	24.7
Prepaid software maintenance	12.8	14.8
Prepaid advertising and marketing	10.2	10.1
Inventory return asset	10.0	8.9
Cloud computing arrangement implementation costs	7.9	8.4
Prepaid occupancy expense	6.3	6.7
Derivative financial instruments	1.1	13.7
Other prepaid expenses and current assets	57.3	46.5
Total prepaid expenses and other current assets	$158.9	$160.8

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other non-current assets consist of the following:

	September 26, 2020	March 28, 2020
	(millions)
Security deposits	$30.0	$29.4
Derivative financial instruments	27.3	48.6
Restricted cash	8.3	8.0
Cloud computing arrangement implementation costs	5.8	4.9
Other non-current assets	26.3	21.0
Total other non-current assets	$97.7	$111.9

Accrued expenses and other current liabilities consist of the following:

	September 26, 2020	March 28, 2020
	(millions)
Accrued inventory	$203.7	$167.1
Accrued operating expenses	202.5	176.4
Restructuring reserve	166.4	25.5
Accrued payroll and benefits	162.6	186.2
Other taxes payable	68.0	47.9
Accrued capital expenditures	27.4	29.1
Deferred income	13.1	14.6
Finance lease obligations	10.4	9.8
Derivative financial instruments	1.0	6.9
Dividends payable	—	49.8
Other accrued expenses and current liabilities	14.0	3.8
Total accrued expenses and other current liabilities	$869.1	$717.1

Other non-current liabilities consist of the following:

	September 26, 2020	March 28, 2020
	(millions)
Finance lease obligations	$188.8	$189.4
Deferred lease incentives and obligations	62.0	57.8
Derivative financial instruments	31.5	—
Accrued benefits and deferred compensation	29.0	19.5
Deferred tax liabilities	10.6	10.0
Other non-current liabilities	34.6	31.8
Total other non-current liabilities	$356.5	$308.5

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Impairment of Assets
The Company recorded non-cash impairment charges of $22.2 million and $24.3 million during the three-month and six-month periods ended September 26, 2020, respectively, and $2.3 million and $3.5 million during the three-month and six-month periods ended September 28, 2019, respectively, to write-down certain long-lived assets in connection with its restructuring activities (see Note 8).
Additionally, the Company recorded non-cash impairment charges of $8.8 million during the three-month and six-month periods ended September 26, 2020 to write-down long-lived assets primarily related to a certain previously exited real estate location for which the related lease agreement has not yet expired. During the three-month and six-month periods ended September 28, 2019, the Company recorded non-cash impairment charges of $3.8 million to write-down certain long-lived assets related to underperforming stores as a result of its on-going store portfolio evaluation.
See Note 11 for further discussion of these impairment charges.

8.	Restructuring and Other Charges
A description of significant restructuring and other activities and their related costs is provided below.
Fiscal 2021 Strategic Realignment Plan
The Company has begun efforts to realign its resources to support future growth and profitability, and to create a sustainable cost structure. The key areas of the Company's evaluation include its: (i) team organizational structures and ways of working; (ii) real estate footprint and related costs across distribution centers, corporate offices, and direct-to-consumer retail and wholesale doors; and (iii) brand portfolio.
In connection with the first initiative, on September 17, 2020, the Company's Board of Directors approved a restructuring plan (the "Fiscal 2021 Strategic Realignment Plan") to reduce its global workforce by the end of Fiscal 2021. In connection with the reduction in workforce, the Company expects to incur total estimated pre-tax charges of up to approximately $160 million, primarily consisting of cash-related severance and benefit costs. Additionally, during its preliminary review of its store portfolio, the Company made the decision to close its Polo store on Regent Street in London.
In addition to these actions, the Company anticipates additional restructuring-related actions associated with the other aforementioned initiatives as part of the Fiscal 2021 Strategic Realignment Plan.
A summary of the charges recorded in connection with the Fiscal 2021 Strategic Realignment Plan during the fiscal periods presented (inclusive of immaterial other restructuring-related charges previously recorded during the first quarter of Fiscal 2021) is as follows:

	September 26, 2020
	Three Months Ended	Six Months Ended
	(millions)
Cash-related restructuring charges:
Severance and benefit costs	$153.8	$156.3
Other cash charges	3.8	3.9
Total cash-related restructuring charges	157.6	160.2
Non-cash charges:
Impairment of assets (see Note 7)	22.2	24.3
Inventory-related charges(a)	—	1.3
Total non-cash charges	22.2	25.6
Total charges	$179.8	$185.8

(a)	Inventory-related charges are recorded within cost of goods sold in the consolidated statements of operations.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of current period activity in the restructuring reserve related to the Fiscal 2021 Strategic Realignment Plan is as follows:

	Severance and Benefit Costs	Other Cash Charges	Total
	(millions)
Balance at March 28, 2020	$—	$—	$—
Additions charged to expense	156.3	3.9	160.2
Cash payments charged against reserve	(2.6)	(0.2)	(2.8)
Non-cash adjustments	(0.3)	—	(0.3)
Balance at September 26, 2020	$153.4	$3.7	$157.1

Fiscal 2019 Restructuring Plan
On June 4, 2018, the Company's Board of Directors approved a restructuring plan associated with the Company's strategic objective of operating with discipline to drive sustainable growth (the "Fiscal 2019 Restructuring Plan"). The Fiscal 2019 Restructuring Plan included the following restructuring-related activities: (i) rightsizing and consolidation of the Company's global distribution network and corporate offices; (ii) targeted severance-related actions; and (iii) closure of certain of its stores and shop-within-shops.
Actions associated with the Fiscal 2019 Restructuring Plan are complete and no additional charges are expected to be incurred in connection with this plan. A summary of the charges recorded in connection with the Fiscal 2019 Restructuring Plan during the fiscal periods presented, as well as the cumulative charges recorded since its inception, is as follows:

	September 28, 2019
	Three Months Ended	Six Months Ended	Cumulative Charges
	(millions)
Cash-related restructuring charges:
Severance and benefit costs	$9.0	$14.9	$90.3
Lease termination and store closure costs	0.2	0.5	2.3
Other cash charges	0.3	1.1	10.8
Total cash-related restructuring charges	9.5	16.5	103.4
Non-cash charges:
Impairment of assets (see Note 7)	2.3	3.5	19.0
Inventory-related charges(a)	0.4	1.0	8.2
Accelerated stock-based compensation expense(b)	3.6	3.6	3.6
Loss on sale of property(c)	—	—	11.6
Total non-cash charges	6.3	8.1	42.4
Total charges	$15.8	$24.6	$145.8

(a)	Inventory-related charges are recorded within cost of goods sold in the consolidated statements of operations.

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of current period activity in the restructuring reserve related to the Fiscal 2019 Restructuring Plan is as follows:

	Severance and Benefit Costs	Other Cash Charges	Total
	(millions)
Balance at March 28, 2020	$23.5	$0.6	$24.1
Additions charged to expense	—	—	—
Cash payments charged against reserve	(14.0)	(0.6)	(14.6)
Balance at September 26, 2020	$9.5	$—	$9.5

Other Charges
The Company recorded other charges of $2.9 million and $7.3 million during the three-month and six-month periods ended September 26, 2020, respectively, and $1.4 million and $3.2 million during the three-month and six-month periods ended September 28, 2019, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired.
The Company also recorded other charges of $20.8 million during the six months ended September 28, 2019 related to the donation of net cash proceeds received from the sale of its corporate jet. This donation was made to the Ralph Lauren Corporate Foundation (formerly known as the Polo Ralph Lauren Foundation), a non-profit, charitable foundation that supports various philanthropic programs.

9.	Income Taxes
Effective Tax Rate
The Company's effective tax rate, which is calculated by dividing each fiscal period's income tax benefit (provision) by pretax income (loss), was (34.4%) and 17.3% during the three-month and six-month periods ended September 26, 2020, respectively, and 23.1% and 21.9% during the three-month and six-month periods ended September 28, 2019, respectively. The effective tax rates for the three-month and six-month periods ended September 26, 2020 were lower than the U.S. federal statutory income tax rate of 21% primarily due to valuation allowances recorded against certain deferred tax assets as a result of significant business disruptions attributable to COVID-19 that could impact the ultimate realizability of such assets, as well as tax impacts on stock based compensation and other permanent adjustments, partially offset by expected net operating loss carrybacks allowed under the CARES Act (as defined below). The effective tax rates for the three-month and six-month periods ended September 28, 2019 were slightly higher than the U.S. federal statutory income tax rate of 21% primarily due to additional income tax reserves largely associated with certain income tax audits.
In response to the COVID-19 pandemic, various governments worldwide have enacted, or are in the process of enacting, measures to provide aid and economic relief to companies adversely impacted by the pandemic. For example, on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). The CARES Act includes various provisions, including the modification of net operating loss carryback periods and limitation, modification to interest deduction limitations, and creation of refundable employee retention tax credits, among other provisions. Certain of these provisions will favorably impact the Company's Fiscal 2021 operating results.
Swiss Tax Reform
In May 2019, a public referendum was held in Switzerland that approved the Federal Act on Tax Reform and AHV Financing (the "Swiss Tax Act"), which became effective January 1, 2020. The Swiss Tax Act eliminates certain preferential tax items at both the federal and cantonal levels for multinational companies, and provides the cantons with parameters for establishing local tax rates and regulations. The Swiss Tax Act also provides transitional provisions, one of which allows eligible companies to increase the tax basis of certain assets based on the value generated by their business in previous years, and amortize such adjustment as a tax deduction over a transitional period.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the second quarter of Fiscal 2020, the Swiss Tax Act was enacted into law, resulting in an immaterial adjustment associated with the revaluation of the Company's Swiss deferred tax assets and liabilities and the then estimated annual effective tax rate.
Uncertain Income Tax Benefits
The Company classifies interest and penalties related to unrecognized tax benefits as part of its income tax benefit (provision). The total amount of unrecognized tax benefits, including interest and penalties, was $87.6 million and $88.9 million as of September 26, 2020 and March 28, 2020, respectively, and is included within non-current liability for unrecognized tax benefits in the consolidated balance sheets.
The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $66.2 million and $71.7 million as of September 26, 2020 and March 28, 2020, respectively.
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

10.	Debt
Debt consists of the following:

	September 26, 2020	March 28, 2020
	(millions)
$300 million 2.625% Senior Notes(a)	$—	$299.6
$400 million 3.750% Senior Notes(b)	396.7	396.4
$500 million 1.700% Senior Notes(c)	497.7	—
$750 million 2.950% Senior Notes(d)	736.6	—
Borrowings outstanding under credit facilities	—	475.0
Total debt	1,631.0	1,171.0
Less: short-term debt and current portion of long-term debt	—	774.6
Total long-term debt	$1,631.0	$396.4

(a)
The carrying value of the 2.625% Senior Notes as of March 28, 2020 is presented net of unamortized debt issuance costs and original issue discount of $0.2 million and also reflects an adjustment of $0.2 million associated with a related interest rate swap contract (see Note 12).

(b)
The carrying value of the 3.750% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $3.3 million and $3.6 million as of September 26, 2020 and March 28, 2020, respectively.

(c)	The carrying value of the 1.700% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $2.3 million as of September 26, 2020.

(d)	The carrying value of the 2.950% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $13.4 million as of September 26, 2020.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior Notes
In August 2018, the Company completed a registered public debt offering and issued $400 million aggregate principal amount of unsecured senior notes due September 15, 2025, which bear interest at a fixed rate of 3.750%, payable semi-annually (the "3.750% Senior Notes"). The 3.750% Senior Notes were issued at a price equal to 99.521% of their principal amount. The proceeds from this offering were used for general corporate purposes, including repayment of the Company's previously outstanding $300 million principal amount of unsecured 2.125% senior notes that matured September 26, 2018 (the "2.125% Senior Notes").
In June 2020, the Company completed another registered public debt offering and issued an additional $500 million aggregate principal amount of unsecured senior notes due June 15, 2022, which bear interest at a fixed rate of 1.700%, payable semi-annually (the "1.700% Senior Notes"), and $750 million aggregate principal amount of unsecured senior notes due June 15, 2030, which bear interest at a fixed rate of 2.950%, payable semi-annually (the "2.950% Senior Notes"). The 1.700% Senior Notes and 2.950% Senior Notes were issued at prices equal to 99.880% and 98.995% of their principal amounts, respectively. The proceeds from these offerings are being used for general corporate purposes, which included the repayment of $475 million previously outstanding under the Company's Global Credit Facility (as defined below) on June 3, 2020 and repayment of its previously outstanding $300 million principal amount of unsecured 2.625% senior notes that matured August 18, 2020 (the "2.625% Senior Notes").
The Company has the option to redeem the 3.750% Senior Notes, 1.700% Senior Notes, and 2.950% Senior Notes (collectively, the "Senior Notes"), in whole or in part, at any time at a price equal to accrued and unpaid interest on the redemption date plus the greater of (i) 100% of the principal amount of the series of Senior Notes to be redeemed or (ii) the sum of the present value of Remaining Scheduled Payments, as defined in the supplemental indentures governing such Senior Notes (together with the indenture governing the Senior Notes, the "Indenture"). The Indenture contains certain covenants that restrict the Company's ability, subject to specified exceptions, to incur certain liens; enter into sale and leaseback transactions; consolidate or merge with another party; or sell, lease, or convey all or substantially all of the Company's property or assets to another party. However, the Indenture does not contain any financial covenants.
Commercial Paper
The Company has a commercial paper borrowing program that allows it to issue up to $500 million of unsecured commercial paper notes through private placement using third-party broker-dealers (the "Commercial Paper Program").
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility, as defined below. Accordingly, the Company does not expect combined borrowings outstanding under the Commercial Paper Program and Global Credit Facility to exceed $500 million. Commercial Paper Program borrowings may be used to support the Company's general working capital and corporate needs. Maturities of commercial paper notes vary, but cannot exceed 397 days from the date of issuance. Commercial paper notes issued under the Commercial Paper Program rank equally with the Company's other forms of unsecured indebtedness. As of September 26, 2020, there were no borrowings outstanding under the Commercial Paper Program.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Upon the occurrence of an Event of Default under the Global Credit Facility, the lenders may cease making loans, terminate the Global Credit Facility, and declare all amounts outstanding to be immediately due and payable. The Global Credit Facility specifies a number of events of default (many of which are subject to applicable grace periods), including, among others, the failure to make timely principal, interest, and fee payments or to satisfy the covenants, including the financial covenant described above. Additionally, the Global Credit Facility provides that an Event of Default will occur if Mr. Ralph Lauren, the Company's Executive Chairman and Chief Creative Officer, and entities controlled by the Lauren family fail to maintain a specified minimum percentage of the voting power of the Company's common stock. As of September 26, 2020, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company's Global Credit Facility.
In March 2020, the Company borrowed $475.0 million under the Global Credit Facility as a preemptive action to preserve cash and strengthen its liquidity position in response to the COVID-19 pandemic. These borrowings were subsequently repaid in June 2020 with proceeds from the issuances of the 1.700% Senior Notes and 2.950% Senior Notes. As of September 26, 2020, there were no borrowings outstanding under the Global Credit Facility and the Company was contingently liable for $9.0 million of outstanding letters of credit.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

364 Day Facility
In May 2020, the Company entered into a new credit facility with the same lenders that are parties to the Global Credit Facility (the "364 Day Facility") as a preemptive measure to strengthen its liquidity in response to the COVID-19 pandemic. The 364 Day Facility provided for a $500 million senior unsecured revolving line of credit through May 25, 2021, provided that the maturity date may be earlier if the Company issues senior notes other than to refinance the previously outstanding 2.625% Senior Notes. In connection with the issuances of the 1.700% Senior Notes and 2.950% Senior Notes in June 2020, the 364 Day Facility automatically terminated in accordance with its terms because the aggregate proceeds received upon issuance of these senior notes exceeded the amount necessary to refinance the 2.625% Senior Notes.
Pan-Asia Borrowing Facilities
Certain of the Company's subsidiaries in Asia have uncommitted credit facilities with regional branches of JPMorgan Chase in China and South Korea (the "Pan-Asia Credit Facilities"). Additionally, the Company's Japan subsidiary has an uncommitted overdraft facility with Sumitomo Mitsui Banking Corporation (the "Japan Overdraft Facility"). The Pan-Asia Credit Facilities and Japan Overdraft Facility (collectively, the "Pan-Asia Borrowing Facilities") are subject to annual renewal and may be used to fund general working capital needs of the Company's operations in the respective countries. Borrowings under the Pan-Asia Borrowing Facilities are guaranteed by the parent company and are granted at the sole discretion of the respective banks, subject to availability of the banks' funds and satisfaction of certain regulatory requirements. The Pan-Asia Borrowing Facilities do not contain any financial covenants. A summary of the Company's Pan-Asia Borrowing Facilities by country is as follows:

•
China Credit Facility — provides Ralph Lauren Trading (Shanghai) Co., Ltd. with a revolving line of credit of up to 50 million Chinese Renminbi (approximately $7 million) through April 3, 2021, which is also able to be used to support bank guarantees.

•	South Korea Credit Facility — provides Ralph Lauren Korea Ltd. with a revolving line of credit of up to 30 billion South Korean Won (approximately $26 million) through October 29, 2021.

•	Japan Overdraft Facility — provides Ralph Lauren Corporation Japan with an overdraft amount of up to 5 billion Japanese Yen (approximately $47 million) though April 30, 2021.
As of September 26, 2020, there were no borrowings outstanding under the Pan-Asia Borrowing Facilities.
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
The following table summarizes the Company's financial assets and liabilities that are measured and recorded at fair value on a recurring basis, excluding accrued interest components:

	September 26, 2020	March 28, 2020
	(millions)
Investments in commercial paper(a)(b)	$—	$243.6
Derivative assets(a)	28.4	62.3
Derivative liabilities(a)	32.5	6.9

(a)	Based on Level 2 measurements.

(b)	Amounts are included within short-term investments in the consolidated balance sheet.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the carrying values and the estimated fair values of the Company's debt instruments:

	September 26, 2020		March 28, 2020
	Carrying Value(a)	Fair Value(b)	Carrying Value(a)	Fair Value(b)
	(millions)
$300 million 2.625% Senior Notes	$—	$—	$299.6	$299.8
$400 million 3.750% Senior Notes	396.7	450.7	396.4	415.1
$500 million 1.700% Senior Notes	497.7	509.4	—	—
$750 million 2.950% Senior Notes	736.6	780.5	—	—
Borrowings outstanding under credit facilities	—	—	475.0	473.0

(a)	See Note 10 for discussion of the carrying values of the Company's senior notes.

(b)	Based on Level 2 measurements.
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
During the three-month and six-month periods ended September 26, 2020 and September 28, 2019, the Company recorded non-cash impairment charges to reduce the carrying values of certain long-lived assets to their estimated fair values. The fair values of these assets were determined based on Level 3 measurements, the related inputs of which included estimates of the amount and timing of the assets' net future discounted cash flows (including any potential sublease income for lease-related ROU assets), based on historical experience and consideration of current trends, market conditions, and comparable sales, as applicable.
The following tables summarize non-cash impairment charges recorded by the Company during the fiscal periods presented in order to reduce the carrying values of certain long-lived assets to their estimated fair values as of the assessment date:

	Three Months Ended
	September 26, 2020		September 28, 2019
Long-Lived Asset Category	Fair Value as of Impairment Date	Total Impairments	Fair Value as of Impairment Date	Total Impairments
	(millions)
Property and equipment, net	$—	$10.8	$5.5	$1.7
Operating lease right-of-use assets	33.9	20.2	19.2	4.4

	Six Months Ended
	September 26, 2020		September 28, 2019
Long-Lived Asset Category	Fair Value as of Impairment Date	Total Impairments	Fair Value as of Impairment Date	Total Impairments
	(millions)
Property and equipment, net	$—	$10.8	$5.5	$2.6
Operating lease right-of-use assets(a)	33.9	22.3	112.1	229.8

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)
Total impairment charges for the six months ended September 28, 2019 includes $225.1 million recorded in connection with the Company's adoption of ASU No. 2016-02, "Leases" as of the beginning of Fiscal 2020 which, net of related income tax benefits, reduced its opening retained earnings balance by $169.4 million.

See Note 7 for additional discussion regarding non-cash impairment charges recorded by the Company within the consolidated statements of operations during the fiscal periods presented.
No impairment charges associated with goodwill or other intangible assets were recorded during either of the six-month periods ended September 26, 2020 or September 28, 2019. The Company performed its annual goodwill impairment assessment using a qualitative approach as of the beginning of the second quarter of Fiscal 2021. In performing the assessment, the Company identified and considered the significance of relevant key factors, events, and circumstances that affected the fair values and/or carrying amounts of its reporting units with allocated goodwill. These factors included external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as the Company's actual and expected financial performance. Additionally, the Company also considered the results of its most recent quantitative goodwill impairment test, which was performed as of the end of Fiscal 2020 and incorporated assumptions related to COVID-19 business disruptions, the results of which indicated that the fair values of these reporting units significantly exceeded their respective carrying values. Based on the results of its qualitative goodwill impairment assessment, the Company concluded that it is not more likely than not that the fair values of its reporting units are less than their respective carrying values and there were no reporting units at risk of impairment.

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
The following table summarizes the Company's outstanding derivative instruments recorded on its consolidated balance sheets as of September 26, 2020 and March 28, 2020:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	September 26, 2020	March 28, 2020	September 26, 2020		March 28, 2020		September 26, 2020		March 28, 2020
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Cash flow hedges	$82.5	$229.0	PP	$0.6	PP	$7.4	AE	$0.7	AE	$0.4
IRS — Fixed-rate debt	—	300.0		—		—		—	AE	0.2
Net investment hedges(c)	717.5	683.6	ONCA	27.3	ONCA	48.6	ONCL	31.5	AE	4.0
Total Designated Hedges	800.0	1,212.6		27.9		56.0		32.2		4.6
Undesignated Hedges:
FC — Undesignated hedges(d)	256.0	473.5	PP	0.5	PP	6.3	AE	0.3	AE	2.3
Total Hedges	$1,056.0	$1,686.1		$28.4		$62.3		$32.5		$6.9

(a)	FC = Forward foreign currency exchange contracts; IRS = Interest rate swap contracts.

(b)	PP = Prepaid expenses and other current assets; AE = Accrued expenses and other current liabilities; ONCA = Other non-current assets; ONCL = Other non-current liabilities.

(c)	Includes cross-currency swaps designated as hedges of the Company's net investment in certain foreign operations.

(d)	Relates to third-party and intercompany foreign currency-denominated exposures and balances.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company presents the fair values of its derivative assets and liabilities recorded on its consolidated balance sheets on a gross basis, even when they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its derivative instruments on a net basis in accordance with the terms of each of its master netting arrangements, spread across ten separate counterparties, the amounts presented in the consolidated balance sheets as of September 26, 2020 and March 28, 2020 would be adjusted from the current gross presentation as detailed in the following table:

	September 26, 2020			March 28, 2020
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount
	(millions)
Derivative assets	$28.4	$(0.7)	$27.7	$62.3	$(6.1)	$56.2
Derivative liabilities	32.5	(0.7)	31.8	6.9	(6.1)	0.8

The Company's master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties. See Note 3 for further discussion of the Company's master netting arrangements.
The following tables summarize the pretax impact of gains and losses from the Company's designated derivative instruments on its consolidated financial statements for the three-month and six-month periods ended September 26, 2020 and September 28, 2019:

	Gains (Losses) Recognized in OCI
	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(millions)
Designated Hedges:
FC — Cash flow hedges	$(3.6)	$20.0	$(6.6)	$15.6
Net investment hedges — effective portion	(25.0)	27.1	(24.3)	17.1
Net investment hedges — portion excluded from assessment of hedge effectiveness	(4.5)	2.7	(21.3)	5.2
Total Designated Hedges	$(33.1)	$49.8	$(52.2)	$37.9

	Location and Amount of Gains (Losses) from Cash Flow Hedges Reclassified from AOCI to Earnings
	Three Months Ended				Six Months Ended
	September 26, 2020		September 28, 2019		September 26, 2020		September 28, 2019
	Cost of goods sold	Other income (expense), net	Cost of goods sold	Other income (expense), net	Cost of goods sold	Other income (expense), net	Cost of goods sold	Other income (expense), net
	(millions)
Total amounts presented in the consolidated statements of operations in which the effects of related cash flow hedges are recorded	$(394.1)	$1.8	$(657.2)	$(1.7)	$(532.9)	$3.9	$(1,165.2)	$(5.8)
Effects of cash flow hedging:
FC — Cash flow hedges	4.8	—	4.4	0.2	6.5	(0.3)	10.6	0.4

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Gains (Losses) from Net Investment Hedges Recognized in Earnings				Location of Gains (Losses) Recognized in Earnings
	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(millions)
Net Investment Hedges
Net investment hedges — portion excluded from assessment of hedge effectiveness(a)	$2.9	$4.8	$5.6	$9.8	Interest expense
Total Net Investment Hedges	$2.9	$4.8	$5.6	$9.8

(a)
Amounts recognized in other comprehensive income (loss) ("OCI") relating to the effective portion of the Company's net investment hedges would be recognized in earnings only upon the sale or liquidation of the hedged net investment.

As of September 26, 2020, it is estimated that $7.8 million of pretax net gains on both outstanding and matured derivative instruments designated and qualifying as cash flow hedges deferred in AOCI will be recognized in earnings over the next twelve months. Amounts ultimately recognized in earnings will depend on exchange rates in effect when outstanding derivative instruments are settled.
The following table summarizes the pretax impact of gains and losses from the Company's undesignated derivative instruments on its consolidated financial statements for the three-month and six-month periods ended September 26, 2020 and September 28, 2019:

	Gains (Losses) Recognized in Earnings				Location of Gains (Losses) Recognized in Earnings
	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(millions)
Undesignated Hedges:
FC — Undesignated hedges	$(0.8)	$3.2	$3.9	$5.1	Other income (expense), net
Total Undesignated Hedges	$(0.8)	$3.2	$3.9	$5.1

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
Interest Rate Swap Contracts
The Company periodically designates pay-floating rate, receive-fixed rate interest rate swap contracts as hedges against changes in the fair value of its fixed-rate debt attributed to changes in a benchmark interest rate. To the extent of their notional amount, such contracts effectively swap the fixed interest rate on certain of the Company's fixed-rate senior notes for a variable interest rate based on the 3-month London Interbank Offered Rate ("LIBOR") plus a fixed spread. Changes in the fair value of the Company's interest rate swap contracts were offset by changes in the fair value of the corresponding senior notes attributed to changes in the benchmark interest rate, with no resulting net impact reflected in earnings during any of the fiscal periods presented. The following table summarizes the carrying value of the hedged senior notes and the impacts of the related fair value hedging adjustments as of September 26, 2020 and March 28, 2020:

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Carrying Value of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Item
Hedged Item	Balance Sheet Line in which the Hedged Item is Included	September 26, 2020	March 28, 2020	September 26, 2020	March 28, 2020
		(millions)
$300 million 2.625% Senior Notes(a)	Current portion of long-term debt	N/A	$299.6	N/A	$(0.2)

(a)	The interest rate swap contract designated as a fair value hedge of the Company's 2.625% Senior Notes was settled during the six months ended September 26, 2020 at a loss of $0.3 million.
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
Investments
As of September 26, 2020, the Company's investments were all classified as short-term and consisted of $434.1 million of time deposits. The Company's investments as of March 28, 2020 were also all classified as short-term and consisted of $252.3 million of time deposits and $243.6 million of commercial paper.
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
Common Stock Repurchase Program
A summary of the Company's repurchases of Class A common stock under its common stock repurchase program is as follows:

	Six Months Ended
	September 26, 2020	September 28, 2019
	(millions)
Cost of shares repurchased	$—	$400.0
Number of shares repurchased	—	4.0
On May 13, 2019, the Company's Board of Directors approved an expansion of the Company's existing common stock repurchase program that allowed it to repurchase up to an additional $600 million of Class A common stock. As of September 26, 2020, the remaining availability under the Company's Class A common stock repurchase program was approximately $580 million. Repurchases of shares of Class A common stock are subject to certain restrictions under the Company's Global Credit Facility and more generally overall business and market conditions. Accordingly, as a result of current business disruptions related to the COVID-19 pandemic, effective beginning in the first quarter of Fiscal 2021 the Company temporarily suspended its common stock repurchase program as a preemptive action to preserve cash and strengthen its liquidity position.
In addition, during the six-month periods ended September 26, 2020 and September 28, 2019, 0.5 million and 0.4 million shares of Class A common stock, respectively, at a cost of $35.5 million and $42.7 million, respectively, were surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company's long-term stock incentive plans.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Accumulated Other Comprehensive Income (Loss)
The following table presents OCI activity, net of tax, accumulated in equity:

	Foreign Currency Translation Gains (Losses)(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges(b)	Net Unrealized Gains (Losses) on Defined Benefit Plans(c)	Total Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at March 28, 2020	$(130.4)	$18.0	$(5.8)	$(118.2)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	30.3	(5.8)	(0.3)	24.2
Amounts reclassified from AOCI to earnings	—	(5.5)	—	(5.5)
Other comprehensive income (loss), net of tax	30.3	(11.3)	(0.3)	18.7
Balance at September 26, 2020	$(100.1)	$6.7	$(6.1)	$(99.5)

Balance at March 30, 2019	$(118.5)	$20.2	$(5.1)	$(103.4)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(11.0)	13.8	0.1	2.9
Amounts reclassified from AOCI to earnings	(4.9)	(9.9)	(0.1)	(14.9)
Other comprehensive income (loss), net of tax	(15.9)	3.9	—	(12.0)
Balance at September 28, 2019	$(134.4)	$24.1	$(5.1)	$(115.4)

(a)
OCI before reclassifications to earnings related to foreign currency translation gains (losses) includes an income tax benefit of $11.2 million and an income tax provision of $4.3 million for the six-month periods ended September 26, 2020 and September 28, 2019, respectively. OCI before reclassifications to earnings for the six-month periods ended September 26, 2020 and September 28, 2019 include a loss of $34.8 million (net of a $10.8 million income tax benefit) and a gain of $17.0 million (net of a $5.3 million income tax provision), respectively, related to changes in the fair values of instruments designated as hedges of the Company's net investment in certain foreign operations (see Note 12). Amounts reclassified from AOCI to earnings related to foreign currency translation gains (losses) for the six months ended September 28, 2019 relate to the reclassification to retained earnings of income tax effects stranded in AOCI.

(b)
OCI before reclassifications to earnings related to net unrealized gains (losses) on cash flow hedges are presented net of an income tax benefit of $0.8 million and an income tax provision of $1.8 million for the six-month periods ended September 26, 2020 and September 28, 2019, respectively. The tax effects on amounts reclassified from AOCI to earnings are presented in a table below.

(c)	Activity is presented net of taxes, which were immaterial for both periods presented.
The following table presents reclassifications from AOCI to earnings for cash flow hedges, by component:

	Three Months Ended		Six Months Ended		Location of Gains (Losses) Reclassified from AOCI to Earnings
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(millions)
Gains (losses) on cash flow hedges(a):
FC — Cash flow hedges	$4.8	$4.4	$6.5	$10.6	Cost of goods sold
FC — Cash flow hedges	—	0.2	(0.3)	0.4	Other income (expense), net
Tax effect	(0.5)	(0.5)	(0.7)	(1.1)	Income tax benefit (provision)
Net of tax	$4.3	$4.1	$5.5	$9.9

(a)	FC = Forward foreign currency exchange contracts.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Stock-based Compensation
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
Impact on Results
A summary of total stock-based compensation expense and the related income tax benefits recognized during the three-month and six-month periods ended September 26, 2020 and September 28, 2019 is as follows:

	Three Months Ended			Six Months Ended
	September 26, 2020	September 28, 2019		September 26, 2020	September 28, 2019
	(millions)
Compensation expense	$19.5	$27.8	(a)	$34.6	$50.8	(a)
Income tax benefit	(3.6)	(4.1)		(6.7)	(7.7)

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
The fair values of service-based RSUs granted to certain of the Company's senior executives and other employees, as well as non-employee directors, are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue while outstanding and unvested. The weighted-average grant date fair values of service-based RSU awards granted were $63.57 and $102.65 per share during the six-month periods ended September 26, 2020 and September 28, 2019, respectively.
A summary of restricted stock and service-based RSU activity during the six months ended September 26, 2020 is as follows:

	Number of Shares/Units
	Restricted Stock	Service-based RSUs
	(thousands)
Unvested at March 28, 2020	4	1,094
Granted	—	1,322
Vested	(4)	(443)
Forfeited	—	(33)
Unvested at September 26, 2020	—	1,940

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance-based RSUs
The fair values of the Company's performance-based RSUs granted to its senior executives and other key employees are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue while outstanding and unvested. The weighted-average grant date fair values of performance-based RSUs granted was $83.16 per share during the six months ended September 28, 2019. No such awards were granted during the six months ended September 26, 2020 as the Company has elected to temporarily issue service-based RSUs in lieu of performance-based RSUs as a result of business disruptions and uncertainty created by the COVID-19 pandemic.
A summary of performance-based RSU activity during the six months ended September 26, 2020 is as follows:

Number of Performance-based RSUs
(thousands)
Unvested at March 28, 2020	934
Granted	—
Change due to performance condition achievement	185
Vested	(720)
Forfeited	(27)
Unvested at September 26, 2020	372

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
The weighted-average grant date fair values of market-based RSUs granted was $90.59 per share during the six months ended September 28, 2019. No such awards were granted during the six months ended September 26, 2020 as the Company has elected to temporarily issue service-based RSUs in lieu of market-based RSUs as a result of business disruptions and uncertainty created by the COVID-19 pandemic. The assumptions used to estimate the fair value of TSR awards granted during the six months ended September 28, 2019 were as follows:

Six Months Ended
September 28, 2019
Expected term (years)	2.6
Expected volatility	31.4%
Expected dividend yield	3.2%
Risk-free interest rate	1.4%

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of market-based RSU activity during the six months ended September 26, 2020 is as follows:

Number of Market-based RSUs
(thousands)
Unvested at March 28, 2020	234
Granted	—
Change due to market condition achievement	—
Vested	—
Forfeited	—
Unvested at September 26, 2020	234

Stock Options
A summary of stock option activity under all plans during the six months ended September 26, 2020 is as follows:

Number of Options
(thousands)
Options outstanding at March 28, 2020	518
Granted	—
Exercised	—
Cancelled/Forfeited	(247)
Options outstanding at September 26, 2020	271

17.	Segment Information
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
Net revenues and operating income (loss) for each of the Company's segments are as follows:

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(millions)
Net revenues:
North America	$542.9	$881.2	$708.0	$1,600.6
Europe	359.5	480.2	480.2	841.0
Asia	236.6	255.3	408.5	513.9
Other non-reportable segments	54.5	89.5	84.3	179.5
Total net revenues	$1,193.5	$1,706.2	$1,681.0	$3,135.0

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(millions)
Operating income (loss)(a):
North America	$123.3	$192.4	$98.5	$342.5
Europe	83.6	140.6	66.7	220.0
Asia	41.1	40.9	51.2	89.0
Other non-reportable segments	15.2	22.8	16.1	55.7
	263.2	396.7	232.5	707.2
Unallocated corporate expenses	(123.0)	(149.1)	(253.3)	(286.7)
Unallocated restructuring and other charges(b)	(160.5)	(14.5)	(167.5)	(44.1)
Total operating income (loss)	$(20.3)	$233.1	$(188.3)	$376.4

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)
Segment operating income (loss) during the three months ended September 26, 2020 reflects net bad debt expense reversals of $5.3 million, $3.0 million, and $0.6 million related to North America, Europe, and other non-reportable segments, respectively, and $20.8 million, $4.0 million, and $0.6 million related to North America, Europe, and other non-reportable segments, respectively, during the six months ended September 26, 2020, primarily related to adjustments to reserves previously established in connection with COVID-19 business disruptions. Segment operating income (loss) and unallocated corporate expenses during the three-month and six-month periods ended September 26, 2020 and September 28, 2019 also included asset impairment charges (see Note 7), which are detailed below:

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(millions)
Asset impairment charges:
North America	$(9.7)	$—	$(9.9)	$—
Europe	(21.2)	—	(21.2)	—
Asia	—	—	(1.3)	—
Other non-reportable segments	(0.1)	(3.8)	(0.7)	(3.8)
Unallocated corporate expenses	—	(2.3)	—	(3.5)
Total asset impairment charges	$(31.0)	$(6.1)	$(33.1)	$(7.3)

(b)	The three-month and six-month periods ended September 26, 2020 and September 28, 2019 included certain unallocated restructuring and other charges (see Note 8), which are detailed below:

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(millions)
Unallocated restructuring and other charges:
North America-related	$(41.2)	$—	$(41.3)	$(0.7)
Europe-related	(26.3)	(1.3)	(26.3)	(3.1)
Asia-related	(10.1)	(0.3)	(9.9)	(0.8)
Other non-reportable segment-related	(0.7)	(0.7)	(1.8)	(0.7)
Corporate operations-related	(79.3)	(10.8)	(80.9)	(14.8)
Unallocated restructuring charges	(157.6)	(13.1)	(160.2)	(20.1)
Other charges (see Note 8)	(2.9)	(1.4)	(7.3)	(24.0)
Total unallocated restructuring and other charges	$(160.5)	$(14.5)	$(167.5)	$(44.1)

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation and amortization expense for the Company's segments is as follows:

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(millions)
Depreciation and amortization expense:
North America	$17.6	$18.6	$35.7	$37.5
Europe	8.1	7.7	15.8	15.3
Asia	14.4	14.7	28.6	29.7
Other non-reportable segments	1.0	1.5	2.1	2.8
Unallocated corporate	20.4	24.1	43.0	47.5
Total depreciation and amortization expense	$61.5	$66.6	$125.2	$132.8

Net revenues by geographic location of the reporting subsidiary are as follows:

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(millions)
Net revenues(a):
The Americas(b)	$597.8	$972.6	$792.5	$1,783.0
Europe(c)	358.8	478.0	479.7	837.5
Asia(d)	236.9	255.6	408.8	514.5
Total net revenues	$1,193.5	$1,706.2	$1,681.0	$3,135.0

(a)	Net revenues for certain of the Company's licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.

(b)
Includes the U.S., Canada, and Latin America. Net revenues earned in the U.S. during the three-month and six-month periods ended September 26, 2020 were $567.7 million and $753.8 million, respectively, and $911.1 million and $1.671 billion during the three-month and six-month periods ended September 28, 2019, respectively.

(c)	Includes the Middle East.

(d)	Includes Australia and New Zealand.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	Additional Financial Information
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
A reconciliation of cash, cash equivalents, and restricted cash as of September 26, 2020 and March 28, 2020 from the consolidated balance sheets to the consolidated statements of cash flows is as follows:

	September 26, 2020	March 28, 2020
	(millions)
Cash and cash equivalents	$2,012.0	$1,620.4
Restricted cash included within prepaid expenses and other current assets	1.5	1.4
Restricted cash included within other non-current assets	8.3	8.0
Total cash, cash equivalents, and restricted cash	$2,021.8	$1,629.8

Restricted cash relates to cash held in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters and real estate leases.
Cash Interest and Taxes
Cash paid for interest and income taxes is as follows:

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(millions)
Cash paid for interest	$7.8	$5.4	$11.1	$7.8
Cash paid for income taxes, net of refunds	46.8	59.8	27.9	82.1

Non-cash Transactions
Operating and finance lease ROU assets recorded in connection with the recognition of new lease liabilities were $26.6 million and $0.9 million during the six months ended September 26, 2020, respectively, and $263.6 million and $64.0 million, respectively, during the six months ended September 28, 2019, respectively.
Non-cash investing activities also included capital expenditures incurred but not yet paid of $27.4 million and $55.3 million for the six-month periods ended September 26, 2020 and September 28, 2019, respectively.
Non-cash financing activities during the six months ended September 28, 2019 included the conversion of 1.0 million shares of Class B common stock into an equal number of shares of Class A common stock, as discussed in Note 14.
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
Special Note Regarding Forward-Looking Statements
Various statements in this Form 10-Q, or incorporated by reference into this Form 10-Q, in future filings by us with the Securities and Exchange Commission (the "SEC"), in our press releases, and in oral statements made from time to time by us or on our behalf constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding our future operating results and sources of liquidity (especially in light of the COVID-19 pandemic), the impact of our strategic plans, initiatives and capital expenses, and our ability to meet environmental, social, and governance goals. Forward-looking statements are based on current expectations and are indicated by words or phrases such as "anticipate," "outlook," "estimate," "expect," "project," "believe," "envision," "goal," "target," "can," "will," and similar words or phrases and involve known and unknown risks, uncertainties, and other factors which may cause actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed in or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others:

•
the loss of key personnel, including Mr. Ralph Lauren, or other changes in our executive and senior management team or to our operating structure, including those resulting from our decision to significantly reduce our global workforce by the end of Fiscal 2021, and our ability to effectively transfer knowledge and maintain adequate controls and procedures during periods of transition;

•
the impact to our business resulting from the COVID-19 pandemic, including periods of reduced operating hours and capacity limits and/or temporary closure of our stores, distribution centers, and corporate facilities, as well as those of our wholesale customers, licensing partners, suppliers, and vendors, and potential changes to consumer behavior, spending levels, and/or shopping preferences, such as willingness to congregate in shopping centers or other populated locations;

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

•
uncertainty surrounding the ultimate outcomes of the 2020 U.S. presidential and congressional elections and their potential impact on the economy, including the potential for business disruptions resulting from any subsequent protests, and the potential impact to consumer demand and our business resulting from any significant changes in legislation, policies, and regulations, including, but not limited to, labor, taxation, monetary policies, government stimulus, trade agreements, and healthcare;

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

42

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

•
the potential impact to our business resulting from the imposition of additional duties, tariffs, taxes, and other charges or barriers to trade, including those resulting from trade developments with China and the related impact to global stock markets, as well as our ability to implement mitigating sourcing strategies;

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

•
our ability and the ability of our third-party service providers to secure our respective facilities and systems from, among other things, cybersecurity breaches, acts of vandalism, computer viruses, ransomware, or similar Internet or email events;

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
In this Form 10-Q, references to "Ralph Lauren," "ourselves," "we," "our," "us," and the "Company" refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2021 will end on March 27, 2021 and will be a 52-week period ("Fiscal 2021"). Fiscal year 2020 ended on March 28, 2020 and was also a 52-week period ("Fiscal 2020"). The second quarter of Fiscal 2021 ended on September 26, 2020 and was a 13-week period. The second quarter of Fiscal 2020 ended on September 28, 2019 and was also a 13-week period.
INTRODUCTION
Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and notes thereto to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:

•
Overview.    This section provides a general description of our business, global economic conditions and industry trends, and a summary of our financial performance for the three-month and six-month periods ended September 26, 2020. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•
Results of operations.    This section provides an analysis of our results of operations for the three-month and six-month periods ended September 26, 2020 as compared to the three-month and six-month periods ended September 28, 2019.

•
Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of September 26, 2020, which includes (i) an analysis of our financial condition as compared to the prior fiscal year-end; (ii) an analysis of changes in our cash flows for the six months ended September 26, 2020 as compared to the six months ended September 28, 2019; (iii) an analysis of our liquidity, including the availability under our commercial paper borrowing program and credit facilities, our outstanding debt and covenant compliance, common stock repurchases, and payments of dividends; and (iv) a description of any material changes in our contractual and other obligations since March 28, 2020.

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
Our business is typically affected by seasonal trends, with higher levels of retail sales in our second and third fiscal quarters and higher wholesale sales in our second and fourth fiscal quarters. These trends result primarily from the timing of key vacation travel, back-to-school, and holiday shopping periods impacting our retail business and the timing of seasonal wholesale shipments. As a result of changes in our business, consumer spending patterns, and the macroeconomic environment, including those resulting from disease pandemics and other catastrophic events, historical quarterly operating trends and working capital requirements may not be indicative of our future performance. In addition, fluctuations in net sales, operating income (loss), and cash flows in any fiscal quarter may be affected by other events impacting retail sales, such as changes in weather patterns. Accordingly, our operating results and cash flows for the three-month and six-month periods ended September 26, 2020 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2021.
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
In connection with the COVID-19 pandemic, we have experienced varying degrees of business disruptions and periods of closure of our stores, distribution centers, and corporate facilities, as have our wholesale customers, licensing partners, suppliers, and vendors. During the first quarter of Fiscal 2021, the majority of our stores in key markets were closed for an average of 8 to 10 weeks, resulting in significant adverse impacts to our operating results. Although nearly all of our stores were reopened by the end of the first quarter of Fiscal 2021, the majority are still operating at limited hours and customer capacity levels in accordance with local health guidelines, with traffic remaining challenged. Our wholesale business has also been adversely affected, particularly in North America and Europe, as a result of department store closures and lower traffic and consumer demand. Additionally, there has recently been a resurgence in the number of cases of COVID-19 in certain parts of the world, which could result in further shutdowns and business disruptions for our company and/or our wholesale customers, licensing partners, suppliers, and vendors.
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

•
issuing $1.250 billion of unsecured senior notes in June 2020, the proceeds of which are being used for general corporate purposes, including repayment of certain of our outstanding borrowings (see Note 10 to the accompanying consolidated financial statements);

•
temporarily suspending our quarterly cash dividend and common stock repurchase program, effective beginning in the first quarter of Fiscal 2021 (see Note 14 to the accompanying consolidated financial statements);

•	temporarily reducing the base compensation of our executives and senior management team, as well as our Board of Directors, for the first quarter of Fiscal 2021;

•	furloughing or reducing work hours for a significant portion of our employees, who nevertheless remain eligible to receive employee benefits during such period;

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

The COVID-19 pandemic remains highly volatile and continues to evolve. Accordingly, we cannot predict for how long and to what extent the pandemic will impact our business operations or the global economy as a whole. We will continue to assess our operations location-by-location, taking into account the guidance of local governments and global health organizations to determine when our operations can begin returning to normal levels of business. See Item 1A — "Risk Factors — Infectious disease outbreaks, such as the recent COVID-19 pandemic, could have a material adverse effect on our business" in the Fiscal 2020 10-K for additional discussion regarding risks to our business associated with the COVID-19 pandemic.
Fiscal 2021 Strategic Realignment Plan
We have begun efforts to realign our resources to support future growth and profitability, and to create a sustainable cost structure. The key areas of our evaluation include our: (i) team organizational structures and ways of working; (ii) real estate footprint and related costs across distribution centers, corporate offices, and direct-to-consumer retail and wholesale doors; and (iii) brand portfolio.
In connection with the first initiative, on September 17, 2020, our Board of Directors approved a restructuring plan (the "Fiscal 2021 Strategic Realignment Plan") to reduce our global workforce by the end of Fiscal 2021, which is expected to result in gross annualized pre-tax expense savings of approximately $180 million to $200 million, with savings realization primarily beginning in our fiscal year ending April 2, 2022 ("Fiscal 2022"). In connection with the reduction in workforce, we expect to incur total estimated pre-tax charges of up to approximately $160 million, primarily consisting of cash-related severance and benefit costs.
In addition to these actions, we anticipate additional restructuring-related actions associated with the other aforementioned initiatives as part of the Fiscal 2021 Strategic Realignment Plan.
See Note 8 to our accompanying consolidated financial statements for additional discussion regarding charges recorded in connection with the Fiscal 2021 Strategic Restructuring Plan.
Transition of Chaps Brand to a Licensing Model
On October 29, 2020, we announced the planned transition of our Chaps brand to a fully licensed business model, consistent with our long-term brand elevation strategy. Specifically, we have entered into a multi-year licensing partnership, taking effect on August 1, 2021 after a transition period, with an affiliate of 5 Star Apparel LLC, a division of the OVED Group, to manufacture, market, and distribute Chaps menswear and womenswear. The products will be sold at existing channels of distribution with opportunities for expansion into additional channels and markets globally.
This agreement is expected to create incremental value for the Company by enabling an even greater focus on elevating our core brands in the marketplace, reducing our direct exposure to the North America department store channel, and setting up Chaps to deliver on its potential with an experienced partner that is focused on nurturing the brand.
Fiscal 2019 Restructuring Plan
On June 4, 2018, our Board of Directors approved a restructuring plan associated with our strategic objective of operating with discipline to drive sustainable growth (the "Fiscal 2019 Restructuring Plan"). The Fiscal 2019 Restructuring Plan included the following restructuring-related activities: (i) rightsizing and consolidation of our global distribution network and corporate offices; (ii) targeted severance-related actions; and (iii) closure of certain of our stores and shop-within-shops. Actions associated with the Fiscal 2019 Restructuring Plan are expected to result in gross annualized expense savings of approximately $60 million to $80 million.
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

Global Economic Conditions and Industry Trends
The global economy and retail industry are impacted by many different factors. The recent outbreak of COVID-19 has resulted in heightened uncertainty surrounding the future state of the global economy, as well as significant volatility in global financial markets. As discussed in "Recent Developments," governments worldwide have imposed varying degrees of preventative and protective actions, such as temporary travel bans, forced business closures, and stay-at-home orders, all in an effort to reduce the spread of the virus. Such actions, together with changes in consumers' willingness to congregate in populated areas and lower levels of disposal income due to high unemployment rates, have resulted in significant business disruptions across a wide array of industries and an overall decline of the global economy.
The global economy has also been impacted by the domestic and international political environment, including volatile international trade relations and civil and political unrest taking place in certain parts of the world, including the U.S. and Hong Kong. The U.S. in particular continues to experience civil unrest centered around racial inequality and political allegiances, which could be amplified based on the ultimate outcomes of the 2020 presidential and congressional elections. Concerns continue to also exist regarding the United Kingdom's recent withdrawal from the European Union, commonly referred to as "Brexit." The United Kingdom ceased to be a member of the European Union, effective January 31, 2020, and has entered a "transition period" during which its existing trading relationship with the European Union will remain in place and it will continue to follow the European Union's rules. Negotiations during the transition period to determine the United Kingdom's future relationship with the European Union, including terms of trade, are expected to be complex. It is not clear at this time what, if any, agreements will be reached by the current December 31, 2020 transition period deadline and the resulting impact on consumer sentiment. Additionally, certain other worldwide events, including escalating diplomatic tensions between the U.S. and China, acts of terrorism, taxation or monetary policy changes, fluctuations in commodity prices, and rising healthcare costs, also increase volatility in the global economy. Certain of these worldwide events may also be influenced by the ultimate outcomes of the U.S. presidential and congressional elections.
The retail landscape in which we operate has been significantly disrupted by the COVID-19 pandemic, including widespread temporary closures of stores and distribution centers and declines in retail traffic, tourism, and consumer spending on discretionary items. Prior to the COVID-19 pandemic, consumers had been increasingly shifting their shopping preference from physical stores to online. This shift in preference has accelerated during the pandemic and could be further amplified in the future as consumers may continue to prefer to avoid populated locations, such as shopping centers, in fear of exposing themselves to infectious diseases. Even before the pandemic, many retailers, including certain of our large wholesale customers, have been highly promotional and have aggressively marked down their merchandise on a periodic basis in an attempt to offset declines in physical store traffic. The retail industry, particularly in the U.S., has also experienced numerous bankruptcies, restructurings, and ownership changes in recent years. The COVID-19 pandemic could exacerbate these trends if companies do not have adequate financial resources and/or access to additional capital to withstand prolonged periods of adverse economic conditions. The continuation of these industry trends could further impact consumer spending and consumption behavior in our industry, which could have a material adverse effect on our business or operating results.
We have implemented various strategies globally to help address many of these current challenges and continue to build a foundation for long-term profitable growth centered around strengthening our consumer-facing areas of product, stores, and marketing across channels and driving a more efficient operating model. In response to the COVID-19 pandemic, we have taken preemptive actions to preserve cash and strengthen our liquidity position, as described in "Recent Developments." Investing in our digital ecosystem remains a primary focus and is a key component of our integrated global omni-channel strategy, particularly in light of the current COVID-19 pandemic, which has and could continue to reshape consumer shopping preferences. We continue to expand our offering of Connected Retailing capabilities to enhance the consumer experience, which now include virtual clienteling, Buy Online-Ship to Store, Buy Online-Pick Up in Store, curbside pickup, appointment scheduling, and mobile checkout and contactless payments. We also continue to take deliberate actions to ensure promotional consistency across channels and to enhance the overall brand and shopping experience, including better aligning shipments and inventory levels with underlying demand. We also remain committed to optimizing our wholesale distribution channel and enhancing our department store consumer experience. We are closely monitoring the latest Brexit developments and are assessing risks and opportunities and developing strategies to mitigate our exposure once the transition period expires, including evaluating scenarios in which the transition period ends without trade agreements in place.
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

Summary of Financial Performance
Operating Results
During the three months ended September 26, 2020, we reported net revenues of $1.194 billion, a net loss of $39.1 million, and net loss per diluted share of $0.53, as compared to net revenues of $1.706 billion, net income of $182.1 million, and net income per diluted share of $2.34 during the three months ended September 28, 2019. During the six months ended September 26, 2020, we reported net revenues of $1.681 billion, a net loss of $166.8 million, and net loss per diluted share of $2.27, as compared to net revenues of $3.135 billion, net income of $299.2 million, and net income per diluted share of $3.79 during the six months ended September 28, 2019. The comparability of our operating results has been affected by net adverse impacts related to COVID-19 business disruptions, as well as restructuring-related charges, impairment of assets, and certain other benefits (charges), as discussed further below.
Our operating performance for the three-month and six-month periods ended September 26, 2020 reflected revenue declines of 30.0% and 46.4%, respectively, on a reported basis and 31.0% and 46.5%, respectively, on a constant currency basis, as defined within "Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition" below. The decreases in net revenues reflected declines across all regions driven by COVID-19 business disruptions.
Our gross profit as a percentage of net revenues increased by 550 basis points to 67.0% during the three months ended September 26, 2020 and increased by 550 basis points to 68.3% during the six months ended September 26, 2020, both primarily driven by improved pricing and lower levels of promotional activity, as well as favorable geographic and channel mix.
Selling, general, and administrative ("SG&A") expenses as a percentage of net revenues during the three months ended September 26, 2020 increased by 600 basis points to 52.6% and increased by 1,840 basis points to 67.6% during the six months ended September 26, 2020, both primarily driven by operating deleverage on lower net revenues, partially offset by expense savings across various categories.
Net income decreased by $221.2 million to a loss of $39.1 million during the three months ended September 26, 2020 as compared to the three months ended September 28, 2019, primarily due to a $253.4 million decline in operating income driven by higher net restructuring-related charges, impairment of assets, and certain other charges and COVID-19 business disruptions, partially offset by a $44.5 million decrease in our income tax provision driven by the decline in our pretax income. Net income decreased by $466.0 million to a loss of $166.8 million during the six months ended September 26, 2020 as compared to the six months ended September 28, 2019, primarily due to a $564.7 million decline in operating income driven by COVID-19 business disruptions and higher net restructuring-related charges, impairment of assets, and certain other charges, partially offset by a $118.9 million decrease in our income tax provision driven by the decline in our pretax income. Net income per diluted share decreased by $2.87 to a loss of $0.53 per share during the three months ended September 26, 2020, and decreased by $6.06 to a loss of $2.27 per share during the six months ended September 26, 2020, due to the lower level of net income and lower weighted-average diluted shares outstanding.
Our operating results during the three months ended September 26, 2020 and September 28, 2019 were negatively impacted by net restructuring-related charges, impairment of assets, and certain other charges totaling $171.2 million and $21.0 million, respectively, which had an after-tax effect of reducing net income by $146.2 million, or $1.97 per diluted share, and $16.3 million or $0.21 per diluted share, respectively. During the six months ended September 26, 2020 and September 28, 2019, our operating results were negatively impacted by net restructuring-related charges, impairment of assets, and certain other charges totaling $165.1 million and $52.4 million, respectively, which had an after-tax effect of reducing net income by $140.7 million, or $1.91 per diluted share, and $40.7 million, or $0.52 per diluted share, respectively.
Financial Condition and Liquidity
We ended the second quarter of Fiscal 2021 in a net cash and investments position (cash and cash equivalents plus investments, less total debt) of $815.1 million, as compared to $945.3 million as of the end of Fiscal 2020. The decline in our net cash and investments position at September 26, 2020 as compared to March 28, 2020 was primarily due to our use of cash to invest in our business through $53.9 million in capital expenditures and to make dividend payments of $49.8 million (which had been previously declared during the fourth quarter of Fiscal 2020), as well as cash used in operating activities of $12.7 million.
Net cash used in operating activities was $12.7 million during the six months ended September 26, 2020, compared to net cash provided by operating activities of $204.1 million during the six months ended September 28, 2019. The decrease in cash provided by operating activities was due to a decrease in net income before non-cash charges, partially offset by a net favorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period.
Our equity decreased to $2.544 billion as of September 26, 2020 compared to $2.693 billion as of March 28, 2020, primarily due to our comprehensive loss during the six months ended September 26, 2020.
Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition
The comparability of our operating results for the three-month and six-month periods ended September 26, 2020 and September 28, 2019 has been affected by certain events, including:

•
pretax charges incurred in connection with our restructuring activities, as well as certain other asset impairments and other benefits (charges), including those related to COVID-19 business disruptions, as summarized below (references to "Notes" are to the notes to the accompanying consolidated financial statements):

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(millions)
Impairment of assets (see Note 7)	$(31.0)	$(6.1)	$(33.1)	$(7.3)
Restructuring and other charges (see Note 8)	(160.5)	(14.5)	(167.5)	(44.1)
Non-routine inventory benefits (charges)(a)	5.4	(0.4)	4.1	(1.0)
COVID-19-related bad debt expense adjustments(b)	14.9	—	31.4	—
Total benefits (charges)	$(171.2)	$(21.0)	$(165.1)	$(52.4)

(a)	Non-routine inventory benefits (charges) are recorded within cost of goods sold in the consolidated statements of operations.

(b)	COVID-19-related bad debt expense adjustments are recorded within SG&A expenses in the consolidated statements of operations.

•	other net adverse impacts related to COVID-19 business disruptions during the three-month and six-month periods ended September 26, 2020.
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

RESULTS OF OPERATIONS
Three Months Ended September 26, 2020 Compared to Three Months Ended September 28, 2019
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	September 26, 2020	September 28, 2019	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$1,193.5	$1,706.2	$(512.7)	(30.0%)
Cost of goods sold	(394.1)	(657.2)	263.1	(40.0%)
Gross profit	799.4	1,049.0	(249.6)	(23.8%)
Gross profit as % of net revenues	67.0%	61.5%		550 bps
Selling, general, and administrative expenses	(628.2)	(795.3)	167.1	(21.0%)
SG&A expenses as % of net revenues	52.6%	46.6%		600 bps
Impairment of assets	(31.0)	(6.1)	(24.9)	404.9%
Restructuring and other charges	(160.5)	(14.5)	(146.0)	1,007.7%
Operating income (loss)	(20.3)	233.1	(253.4)	(108.7%)
Operating income (loss) as % of net revenues	(1.7%)	13.7%		(1,540 bps)
Interest expense	(12.8)	(4.4)	(8.4)	193.9%
Interest income	2.2	9.6	(7.4)	(77.1%)
Other income (loss), net	1.8	(1.7)	3.5	NM
Income (loss) before income taxes	(29.1)	236.6	(265.7)	NM
Income tax provision	(10.0)	(54.5)	44.5	(81.7%)
Effective tax rate(a)	(34.4%)	23.1%		(5,750 bps)
Net income (loss)	$(39.1)	$182.1	$(221.2)	NM
Net income (loss) per common share:
Basic	$(0.53)	$2.37	$(2.90)	NM
Diluted	$(0.53)	$2.34	$(2.87)	NM

(a)	Effective tax rate is calculated by dividing the income tax provision by income (loss) before income taxes.
NM Not meaningful.
Net Revenues.    Net revenues decreased by $512.7 million, or 30.0%, to $1.194 billion during the three months ended September 26, 2020 as compared to the three months ended September 28, 2019, including net favorable foreign currency effects of $16.3 million. On a constant currency basis, net revenues decreased by $529.0 million, or 31.0%.
The following table summarizes the percentage change in our consolidated comparable store sales for the three months ended September 26, 2020 as compared to the prior fiscal year period, inclusive of adverse impacts related to COVID-19 business disruptions:

% Change
Digital commerce comparable store sales	12%
Comparable store sales excluding digital commerce	(33%)
Total comparable store sales	(28%)

Our global average store count increased by 21 stores and concession shops during the three months ended September 26, 2020 compared with the three months ended September 28, 2019, largely driven by new openings in Asia. The following table details our retail store presence by segment as of the periods presented:

	September 26, 2020	September 28, 2019
Freestanding Stores:
North America	230	225
Europe	95	94
Asia	145	123
Other non-reportable segments	72	75
Total freestanding stores	542	517

Concession Shops:
North America	2	3
Europe	29	29
Asia	619	616
Other non-reportable segments	4	5
Total concession shops	654	653
Total stores	1,196	1,170
In addition to our stores, we sell products online in North America, Europe, and Asia through our various digital commerce sites, as well as through our Polo mobile app in North America and the United Kingdom. We also sell products online through various third-party digital partner commerce sites, primarily in Asia.
Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the comparable prior fiscal year period, are provided below:

	Three Months Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	September 26, 2020	September 28, 2019	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$542.9	$881.2	$(338.3)	$(0.6)	$(337.7)	(38.4%)	(38.3%)
Europe	359.5	480.2	(120.7)	14.8	(135.5)	(25.1%)	(28.2%)
Asia	236.6	255.3	(18.7)	2.0	(20.7)	(7.3%)	(8.1%)
Other non-reportable segments	54.5	89.5	(35.0)	0.1	(35.1)	(39.1%)	(39.2%)
Total net revenues	$1,193.5	$1,706.2	$(512.7)	$16.3	$(529.0)	(30.0%)	(31.0%)
North America net revenues — Net revenues decreased by approximately $338.3 million, or 38.4%, during the three months ended September 26, 2020 as compared to the three months ended September 28, 2019, including net unfavorable foreign currency effects of $0.6 million. On a constant currency basis, net revenues decreased by $337.7 million, or 38.3%.
The $338.3 million net decline in North America net revenues was driven by:

•	a $195.2 million net decrease related to our North America wholesale business, driven by COVID-19 business disruptions and continued challenging department store traffic trends; and

•
a $143.1 million net decrease related to our North America retail business, inclusive of the adverse impact of COVID-19 business disruptions. On a constant currency basis, net revenues decreased by $142.8 million driven by decreases of $139.5 million in comparable store sales and $3.3 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our North America retail business, inclusive of adverse impacts related to COVID-19 business disruptions:

% Change
Digital commerce comparable store sales	10%
Comparable store sales excluding digital commerce	(40%)
Total comparable store sales	(32%)
Europe net revenues — Net revenues decreased by $120.7 million, or 25.1%, during the three months ended September 26, 2020 as compared to the three months ended September 28, 2019, including net favorable foreign currency effects of $14.8 million. On a constant currency basis, net revenues decreased by $135.5 million, or 28.2%.
The $120.7 million net decline in Europe net revenues was driven by:

•
a $64.5 million net decrease related to our Europe retail business, inclusive of the adverse impact of COVID-19 business disruptions, as well as net favorable foreign currency effects of $6.4 million. On a constant currency basis, net revenues decreased by $70.9 million driven by decreases of $60.7 million in comparable store sales and $10.2 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Europe retail business, inclusive of adverse impacts related to COVID-19 business disruptions:

% Change
Digital commerce comparable store sales	26%
Comparable store sales excluding digital commerce	(35%)
Total comparable store sales	(29%)

•	a $56.2 million net decrease related to our Europe wholesale business driven by COVID-19 business disruptions, partially offset by net favorable foreign currency effects of $8.4 million.
Asia net revenues — Net revenues decreased by $18.7 million, or 7.3%, during the three months ended September 26, 2020 as compared to the three months ended September 28, 2019, including net favorable foreign currency effects of $2.0 million. On a constant currency basis, net revenues decreased by $20.7 million, or 8.1%.
The $18.7 million net decline in Asia net revenues was driven by:

•
a $14.0 million net decrease related to our Asia retail business, inclusive of the adverse impact of COVID-19 business disruptions. On a constant currency basis, net revenues decreased by $16.0 million, reflecting a decrease of $19.8 million in comparable store sales, partially offset by an increase of $3.8 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Asia retail business, inclusive of adverse impacts related to COVID-19 business disruptions:

% Change
Digital commerce comparable store sales	32%
Comparable store sales excluding digital commerce	(12%)
Total comparable store sales	(11%)

•	a $4.7 million net decrease related to our Asia wholesale business.
Gross Profit.    Gross profit decreased by $249.6 million, or 23.8%, to $799.4 million for the three months ended September 26, 2020, including net favorable foreign currency effects of $13.1 million. Gross profit as a percentage of net revenues increased to 67.0% for the three months ended September 26, 2020 from 61.5% for the three months ended September 28, 2019. The 550 basis point increase was primarily driven by improved pricing and lower levels of promotional activity, as well as favorable geographic and channel mix.
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

Selling, General, and Administrative Expenses.    SG&A expenses include compensation and benefits, advertising and marketing, rent and occupancy, distribution, information technology, legal, depreciation and amortization, bad debt, and other selling and administrative costs. SG&A expenses decreased by $167.1 million, or 21.0%, to $628.2 million for the three months ended September 26, 2020, including net unfavorable foreign currency effects of $6.4 million. The decrease in SG&A expenses reflects impacts related to COVID-19 business disruptions and our related mitigating actions, including (i) lower compensation-related expenses largely driven by employee furloughs and COVID-19-related government subsidies, (ii) lower rent and occupancy costs largely driven by reduced percentage-of-sales-based rent due to a reduction in traffic and rent abatements negotiated with certain of our landlords, (iii) favorable COVID-19-related bad debt expense adjustments, and (iv) our operational discipline. SG&A expenses as a percentage of net revenues increased to 52.6% for the three months ended September 26, 2020 from 46.6% for the three months ended September 28, 2019. The 600 basis point increase was primarily due to operating deleverage on lower net revenues, partially offset by expense savings across various categories.
The $167.1 million net decrease in SG&A expenses was driven by:

Three Months Ended September 26, 2020 Compared to Three Months Ended September 28, 2019
(millions)
SG&A expense category:
Compensation-related expenses	$(71.4)
Marketing and advertising expenses	(22.1)
Rent and occupancy costs	(17.8)
Staff-related expenses	(17.3)
Selling-related expenses	(13.2)
Bad debt expense	(10.3)
Other	(15.0)
Total net decrease in SG&A expenses	$(167.1)
We are carefully evaluating our organizational and operating cost structures to better support long-term growth, with a focus on our (i) team organizational structures and ways of working; (ii) real estate footprint and related costs across distribution centers, corporate offices, and direct-to-consumer retail and wholesale doors; and (iii) brand portfolio. Additionally, we plan to continue to closely manage our discretionary spending.
Impairment of Assets. During the three-month periods ended September 26, 2020 and September 28, 2019, we recorded non-cash impairment charges of $31.0 million and $6.1 million, respectively, to write-down certain long-lived assets. See Note 7 to the accompanying consolidated financial statements.
Restructuring and Other Charges. During the three-month periods ended September 26, 2020 and September 28, 2019, we recorded restructuring charges of $157.6 million and $13.1 million, respectively, primarily consisting of severance and benefit costs. Additionally, during the three-month periods ended September 26, 2020 and September 28, 2019, we recorded other charges of $2.9 million and $1.4 million, respectively, related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired. See Note 8 to the accompanying consolidated financial statements.
Operating Income (Loss).    We reported an operating loss of $20.3 million for the three months ended September 26, 2020, as compared to operating income of $233.1 million for the three months ended September 28, 2019, including net favorable foreign currency effects of $6.7 million. The decline in operating income reflects net adverse impacts related to COVID-19 business disruptions. Our operating results during the three-month periods ended September 26, 2020 and September 28, 2019 were also negatively impacted by net restructuring-related charges, impairment of assets, and certain other charges totaling $171.2 million and $21.0 million, respectively. Operating loss as a percentage of net revenues was 1.7% for the three months ended September 26, 2020, reflecting a 1,540 basis point decline from the prior fiscal year period. The decline in operating income as a percentage of net revenues was primarily driven by the increase in SG&A expenses as a percentage of net revenues and higher net restructuring-related charges, impairment of assets, and certain other charges recorded during the three months ended September 26, 2020 as compared to the prior fiscal year period, partially offset by the increase in our gross margin, all as previously discussed.

Operating income (loss) and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the comparable prior fiscal year period, are provided below:

	Three Months Ended
	September 26, 2020		September 28, 2019
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$123.3	22.7%	$192.4	21.8%	$(69.1)	90 bps
Europe	83.6	23.3%	140.6	29.3%	(57.0)	(600 bps)
Asia	41.1	17.3%	40.9	16.0%	0.2	130 bps
Other non-reportable segments	15.2	27.9%	22.8	25.5%	(7.6)	240 bps
	263.2		396.7		(133.5)
Unallocated corporate expenses	(123.0)		(149.1)		26.1
Unallocated restructuring and other charges	(160.5)		(14.5)		(146.0)
Total operating income (loss)	$(20.3)	(1.7%)	$233.1	13.7%	$(253.4)	(1,540 bps)
North America operating margin improved by 90 basis points, primarily due to the favorable impact of approximately 100 basis points attributable to COVID-19-related bad debt expense adjustments and non-routine inventory benefits recorded during the current fiscal year period, partially offset by higher impairment of assets recorded during the three months ended September 26, 2020 as compared to the prior fiscal year period. The increase in operating margin also reflected the favorable impact of approximately 90 basis points related to our retail business, largely driven by an increase in our gross margin, partially offset by the increase in SG&A expenses as a percentage of net revenues driven by COVID-19 business disruptions. These increases were partially offset by the unfavorable impacts of approximately 80 basis points related to our wholesale business, largely driven by the increase in SG&A expenses as a percentage of net revenues driven by COVID-19 business disruptions, and approximately 20 basis points attributable to other factors.
Europe operating margin declined by 600 basis points, primarily due to the unfavorable impact of 450 basis points attributable to higher impairment of assets recorded during the three months ended September 26, 2020 as compared to the prior fiscal year period, partially offset by favorable COVID-19-related bad debt expense adjustments recorded during the current fiscal year period. The decline in operating margin also reflected the unfavorable impacts of approximately 120 basis points and 60 basis points related to our wholesale and retail businesses, respectively, both largely due to the increase in SG&A expenses as a percentage of net revenues driven by COVID-19 business disruptions. These declines were partially offset by favorable foreign currency effects of 30 basis points.
Asia operating margin improved by 130 basis points, primarily due to the favorable impact of approximately 180 basis points related to our retail business, largely driven by the decrease in SG&A expenses as a percentage of net revenues. The increase in operating margin also reflected the favorable impact of approximately 20 basis points attributable to other factors. These increases were partially offset by unfavorable channel mix of approximately 40 basis points, as well as the unfavorable impact of approximately 30 basis points related to our wholesale business, largely driven by the increase in SG&A expenses as a percentage of net revenues driven by COVID-19 business disruptions.
Unallocated corporate expenses decreased by $26.1 million to $123.0 million during the three months ended September 26, 2020. The decline in unallocated corporate expenses was due to lower compensation-related expenses of $18.4 million, lower marketing and advertising expenses of $9.2 million, and lower rent and occupancy costs of $7.3 million, partially offset by lower intercompany sourcing commission income of $4.5 million (which is offset at the segment level and eliminates in consolidation) and higher other expenses of $4.3 million.
Unallocated restructuring and other charges increased by $146.0 million to $160.5 million during the three months ended September 26, 2020, as previously discussed above and in Note 8 to the accompanying consolidated financial statements.

Non-operating Income (Expense), Net. Non-operating income (expense), net is comprised of interest expense, interest income, and other income (expense), net, which includes foreign currency gains (losses), equity in income (losses) from our equity-method investees, and other non-operating expenses. During the three months ended September 26, 2020, we reported non-operating expense, net, of $8.8 million, as compared to non-operating income, net of $3.5 million during the three months ended September 28, 2019. The $12.3 million decline in non-operating income, net was driven by:

•
an $8.4 million increase in interest expense, primarily driven by the increase in our borrowings during the three months ended September 26, 2020 as compared to the prior fiscal year period (see "Financial Condition and Liquidity — Cash Flows"); and

•	a $7.4 million decline in interest income, primarily driven by the decrease in our investment portfolio and lower available interest rates in financial markets.
These unfavorable variances were partially offset by a $3.5 million favorable change in other income (expense), net, primarily driven by higher net foreign currency gains during the three months ended September 26, 2020 as compared to the prior fiscal year period.
Income Tax Provision.    The income tax provision represents federal, foreign, state and local income taxes. We reported an income tax provision of $10.0 million and an effective tax rate of (34.4%) for the three months ended September 26, 2020, as compared to an income tax provision of $54.5 million and an effective tax rate of 23.1% for the three months ended September 28, 2019. The $44.5 million improvement in our income tax provision was due to the decline in our pretax income driven by COVID-19 business disruptions and higher restructuring-related charges, as well as expected net operating loss carrybacks allowed under the CARES Act (see Note 9 to the accompanying consolidated financial statements), partially offset by valuation allowances recorded against certain deferred tax assets as a result of significant business disruptions attributable to COVID-19 that could impact the ultimate realizability of such assets, as well as tax impacts on stock based compensation and other permanent adjustments.
Net Income (Loss).    We reported a net loss of $39.1 million for the three months ended September 26, 2020, as compared to net income of $182.1 million for the three months ended September 28, 2019. The $221.2 million decrease in net income was primarily due to the decline in our operating income driven by COVID-19 business disruptions and higher net restructuring-related charges, impairment of assets, and certain other charges, partially offset by the improvement in our income tax provision, all as previously discussed. Our operating results during the three-month periods ended September 26, 2020 and September 28, 2019 included net restructuring-related charges, impairment of assets, and certain other charges totaling $171.2 million and $21.0 million, respectively, which had an after-tax effect of reducing net income by $146.2 million and $16.3 million, respectively.
Net Income (Loss) per Diluted Share.    We reported a net loss per diluted share of $0.53 for the three months ended September 26, 2020, as compared to net income per diluted share of $2.34 for the three months ended September 28, 2019. The $2.87 per share decrease was due to the lower level of net income, as previously discussed, and lower weighted-average diluted shares outstanding during the three months ended September 26, 2020 driven by our share repurchases during the second half of Fiscal 2020. Net income (loss) per diluted share for the three-month periods ended September 26, 2020 and September 28, 2019 were also negatively impacted by $1.97 per share and $0.21 per share, respectively, as a result of net restructuring-related charges, impairment of assets, and certain other charges, as previously discussed.

Six Months Ended September 26, 2020 Compared to Six Months Ended September 28, 2019
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Six Months Ended
	September 26, 2020	September 28, 2019	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$1,681.0	$3,135.0	$(1,454.0)	(46.4%)
Cost of goods sold	(532.9)	(1,165.2)	632.3	(54.3%)
Gross profit	1,148.1	1,969.8	(821.7)	(41.7%)
Gross profit as % of net revenues	68.3%	62.8%		550 bps
Selling, general, and administrative expenses	(1,135.8)	(1,542.0)	406.2	(26.3%)
SG&A expenses as % of net revenues	67.6%	49.2%		1,840 bps
Impairment of assets	(33.1)	(7.3)	(25.8)	351.5%
Restructuring and other charges	(167.5)	(44.1)	(123.4)	279.8%
Operating income (loss)	(188.3)	376.4	(564.7)	(150.0%)
Operating income (loss) as % of net revenues	(11.2%)	12.0%		(2,320 bps)
Interest expense	(22.4)	(8.6)	(13.8)	160.7%
Interest income	5.1	21.2	(16.1)	(76.0%)
Other income (expense), net	3.9	(5.8)	9.7	NM
Income (loss) before income taxes	(201.7)	383.2	(584.9)	NM
Income tax benefit (provision)	34.9	(84.0)	118.9	NM
Effective tax rate(a)	17.3%	21.9%		(460 bps)
Net income (loss)	$(166.8)	$299.2	$(466.0)	NM
Net income (loss) per common share:
Basic	$(2.27)	$3.86	$(6.13)	NM
Diluted	$(2.27)	$3.79	$(6.06)	NM

(a)	Effective tax rate is calculated by dividing the income tax benefit (provision) by income (loss) before income taxes.
NM Not meaningful.
Net Revenues.    Net revenues decreased by $1.454 billion, or 46.4%, to $1.681 billion during the six months ended September 26, 2020 as compared to the six months ended September 28, 2019, including net favorable foreign currency effects of $2.6 million. On a constant currency basis, net revenues decreased by $1.457 billion, or 46.5%.
The following table summarizes the percentage change in our consolidated comparable store sales for the six months ended September 26, 2020 as compared to the prior fiscal year period, inclusive of adverse impacts related to COVID-19 business disruptions:

% Change
Digital commerce comparable store sales	12%
Comparable store sales excluding digital commerce	(49%)
Total comparable store sales	(42%)
Our global average store count increased by 22 stores and concession shops during the six months ended September 26, 2020 compared with the six months ended September 28, 2019, largely driven by new openings in Asia.

Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the comparable prior fiscal year period, are provided below:

	Six Months Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	September 26, 2020	September 28, 2019	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$708.0	$1,600.6	$(892.6)	$(0.9)	$(891.7)	(55.8%)	(55.7%)
Europe	480.2	841.0	(360.8)	5.6	(366.4)	(42.9%)	(43.6%)
Asia	408.5	513.9	(105.4)	(2.1)	(103.3)	(20.5%)	(20.1%)
Other non-reportable segments	84.3	179.5	(95.2)	—	(95.2)	(53.0%)	(53.0%)
Total net revenues	$1,681.0	$3,135.0	$(1,454.0)	$2.6	$(1,456.6)	(46.4%)	(46.5%)
North America net revenues — Net revenues decreased by $892.6 million, or 55.8%, during the six months ended September 26, 2020 as compared to the six months ended September 28, 2019, including net unfavorable foreign currency effects of $0.9 million. On a constant currency basis, net revenues decreased by $891.7 million, or 55.7%.
The $892.6 million net decline in North America net revenues was driven by:

•	a $489.0 million net decrease related to our North America wholesale business, driven by COVID-19 business disruptions and continued challenging department store traffic trends; and

•
a $403.6 million net decrease related to our North America retail business, inclusive of the adverse impact of COVID-19 business disruptions. On a constant currency basis, net revenues decreased by $403.1 million driven by decreases of $388.4 million in comparable store sales and $14.7 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our North America retail business, inclusive of adverse impacts related to COVID-19 business disruptions:

% Change
Digital commerce comparable store sales	7%
Comparable store sales excluding digital commerce	(57%)
Total comparable store sales	(47%)
Europe net revenues — Net revenues decreased by $360.8 million, or 42.9%, during the six months ended September 26, 2020 as compared to the six months ended September 28, 2019, including net favorable foreign currency effects of $5.6 million. On a constant currency basis, net revenues decreased by $366.4 million, or 43.6%.
The $360.8 million net decline in Europe net revenues was driven by:

•
a $203.8 million net decrease related to our Europe retail business, inclusive of the adverse impact of COVID-19 business disruptions. On a constant currency basis, net revenues decreased by $204.9 million driven by decreases of $184.4 million in comparable store sales and $20.5 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Europe retail business, inclusive of adverse impacts related to COVID-19 business disruptions:

% Change
Digital commerce comparable store sales	35%
Comparable store sales excluding digital commerce	(54%)
Total comparable store sales	(45%)

•	a $157.0 million net decrease related to our Europe wholesale business driven by COVID-19 business disruptions, partially offset by net favorable foreign currency effects of $4.5 million.

Asia net revenues — Net revenues decreased by $105.4 million, or 20.5%, during the six months ended September 26, 2020 as compared to the six months ended September 28, 2019, including net unfavorable foreign currency effects of $2.1 million. On a constant currency basis, net revenues decreased by $103.3 million, or 20.1%.
The $105.4 million net decline in Asia net revenues was driven by:

•
a $94.0 million net decrease related to our Asia retail business, inclusive of the adverse impact of COVID-19 business disruptions. On a constant currency basis, net revenues decreased by $92.1 million, reflecting decreases of $86.8 million in comparable store sales and $5.3 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Asia retail business, inclusive of adverse impacts related to COVID-19 business disruptions:

% Change
Digital commerce comparable store sales	51%
Comparable store sales excluding digital commerce	(24%)
Total comparable store sales	(22%)

•	an $11.4 million net decrease related to our Asia wholesale business driven by COVID-19 business disruptions.
Gross Profit.    Gross profit decreased by $821.7 million, or 41.7%, to $1.148 billion for the six months ended September 26, 2020, including net unfavorable foreign currency effects of $4.2 million. Gross profit as a percentage of net revenues increased to 68.3% for the six months ended September 26, 2020 from 62.8% for the six months ended September 28, 2019. The 550 basis point increase was primarily driven by improved pricing and lower levels of promotional activity, as well as favorable geographic and channel mix.
Selling, General, and Administrative Expenses.    SG&A expenses decreased by $406.2 million, or 26.3%, to $1.136 billion for the six months ended September 26, 2020, including net unfavorable foreign currency effects of $1.6 million. The decrease in SG&A expenses reflects impacts related to COVID-19 business disruptions and our related mitigating actions, including (i) lower compensation-related expenses largely driven by employee furloughs, reduced pay for our executives, senior management team, and Board of Directors, and COVID-19-related government subsidies, (ii) lower rent and occupancy costs largely driven by reduced percentage-of-sales-based rent due to store closures and a reduction in traffic, as well as rent abatements negotiated with certain of our landlords, (iii) favorable COVID-19-related bad debt expense adjustments, and (iv) our operational discipline. SG&A expenses as a percentage of net revenues increased to 67.6% for the six months ended September 26, 2020 from 49.2% for the six months ended September 28, 2019. The 1,840 basis point increase was primarily due to operating deleverage on lower net revenues, partially offset by expense savings across various categories.
The $406.2 million net decrease in SG&A expenses was driven by:

Six Months Ended September 26, 2020 Compared to Six Months Ended September 28, 2019
(millions)
SG&A expense category:
Compensation-related expenses	$(177.4)
Rent and occupancy costs	(61.4)
Marketing and advertising expenses	(40.0)
Selling-related expenses	(35.3)
Staff-related expenses	(35.3)
Bad debt expense	(26.9)
Shipping and handling costs	(17.7)
Other	(12.2)
Total net decrease in SG&A expenses	$(406.2)

Impairment of Assets. During the six-month periods ended September 26, 2020 and September 28, 2019, we recorded non-cash impairment charges of $33.1 million and $7.3 million, respectively, to write-down certain long-lived assets. See Note 7 to the accompanying consolidated financial statements.
Restructuring and Other Charges. During the six-month periods ended September 26, 2020 and September 28, 2019, we recorded restructuring charges of $160.2 million and $20.1 million, respectively, primarily consisting of severance and benefit costs. Additionally, during the six months ended September 26, 2020, we recorded other charges of $7.3 million primarily related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired. During the six months ended September 28, 2019, we recorded other charges of $24.0 million primarily related to the charitable donation of the net cash proceeds received from the sale of our corporate jet, and rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements had not yet expired. See Note 8 to the accompanying consolidated financial statements.
Operating Income (Loss).    We reported an operating loss of $188.3 million for the six months ended September 26, 2020, as compared to operating income of $376.4 million for the six months ended September 28, 2019, including net unfavorable foreign currency effects of $5.8 million. The decline in operating income reflects net adverse impacts related to COVID-19 business disruptions. Our operating results during the six-month periods ended September 26, 2020 and September 28, 2019 were also negatively impacted by net restructuring-related charges, impairment of assets, and certain other charges totaling $165.1 million and $52.4 million, respectively. Operating loss as a percentage of net revenues was 11.2% for the six months ended September 26, 2020, reflecting a 2,320 basis point decline from the prior fiscal year period. The decline in operating income as a percentage of net revenues was primarily driven by the increase in SG&A expenses as a percentage of net revenues and higher net restructuring-related charges, impairment of assets, and certain other charges recorded during the six months ended September 26, 2020 as compared to the prior fiscal year period, partially offset by the increase in our gross margin, all as previously discussed.
Operating income (loss) and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the comparable prior fiscal year period, are provided below:

	Six Months Ended
	September 26, 2020		September 28, 2019
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$98.5	13.9%	$342.5	21.4%	$(244.0)	(750 bps)
Europe	66.7	13.9%	220.0	26.2%	(153.3)	(1,230 bps)
Asia	51.2	12.5%	89.0	17.3%	(37.8)	(480 bps)
Other non-reportable segments	16.1	19.1%	55.7	31.0%	(39.6)	(1,190 bps)
	232.5		707.2		(474.7)
Unallocated corporate expenses	(253.3)		(286.7)		33.4
Unallocated restructuring and other charges	(167.5)		(44.1)		(123.4)
Total operating income (loss)	$(188.3)	(11.2%)	$376.4	12.0%	$(564.7)	(2,320 bps)
North America operating margin declined by 750 basis points, primarily due to the unfavorable impacts of approximately 600 basis points and 440 basis points related to our wholesale and retail businesses, respectively, both largely due to the increase in SG&A expenses as a percentage of net revenues driven by COVID-19 business disruptions. These declines were partially offset by 290 basis points attributable to favorable COVID-19-related bad debt expense adjustments and non-routine inventory benefits recorded during the current fiscal year period, partially offset by higher impairment of assets recorded during the six months ended September 26, 2020 as compared to the prior fiscal year period.
Europe operating margin declined by 1,230 basis points, primarily due to the unfavorable impacts of approximately 590 basis points and 190 basis points related to our retail and wholesale businesses, respectively, both largely due to the increase in SG&A expenses as a percentage of net revenues driven by COVID-19 business disruptions. The decline in operating margin also reflected the unfavorable impact of 320 basis points attributable to higher impairment of assets recorded during the six months ended September 26, 2020 as compared to the prior fiscal year period, partially offset by favorable COVID-19-related bad debt expense adjustments recorded during the current fiscal year period. The remaining 130 basis point decline was attributable to unfavorable foreign currency effects.
Asia operating margin declined by 480 basis points, primarily due to the unfavorable impacts of approximately 310 basis points and 80 basis points related to our retail and wholesale businesses, respectively, both largely due to the increase in SG&A expenses as a percentage of net revenues driven by COVID-19 business disruptions. The decline in operating margin also reflected the unfavorable impact of 50 basis points attributable to higher impairment of assets and non-routine inventory charges recorded during the six months ended September 26, 2020 as compared to the prior fiscal year period. The remaining 40 basis point decline was attributable to unfavorable foreign currency effects.
Unallocated corporate expenses decreased by $33.4 million to $253.3 million during the six months ended September 26, 2020. The decline in unallocated corporate expenses was due to lower compensation-related expenses of $49.4 million and lower rent and occupancy costs of $14.4 million, partially offset by lower intercompany sourcing commission income of $27.0 million (which is offset at the segment level and eliminates in consolidation) and higher other expenses of $3.4 million.
Unallocated restructuring and other charges increased by $123.4 million to $167.5 million during the six months ended September 26, 2020, as previously discussed above and in Note 8 to the accompanying consolidated financial statements.
Non-operating Income (Expense), Net. During the six months ended September 26, 2020, we reported non-operating expense, net, of $13.4 million, as compared to non-operating income, net of $6.8 million during the six months ended September 28, 2019. The $20.2 million decline in non-operating income, net was driven by:

•	a $16.1 million decline in interest income, primarily driven by the decrease in our investment portfolio and lower available interest rates in financial markets; and

•
a $13.8 million increase in interest expense, primarily driven by the increase in our borrowings during the six months ended September 26, 2020 as compared to the prior fiscal year period (see "Financial Condition and Liquidity — Cash Flows").

These unfavorable variances were partially offset by a $9.7 million favorable change in other income (expense), net, primarily driven by higher net foreign currency gains during the six months ended September 26, 2020 as compared to the prior fiscal year period.
Income Tax Benefit (Provision).    We reported an income tax benefit of $34.9 million and an effective tax rate of 17.3% for the six months ended September 26, 2020, as compared to an income tax provision of $84.0 million and an effective tax rate of 21.9% for the six months ended September 28, 2019. The $118.9 million improvement in our income tax provision was driven by the decline in our pretax income driven by COVID-19 business disruptions and higher restructuring-related charges, partially offset by the 460 basis point decrease in our reported effective tax rate. The decrease in our effective tax rate was primarily driven by valuation allowances recorded against certain deferred tax assets as a result of significant business disruptions attributable to COVID-19 that could impact the ultimate realizability of such assets, as well as tax impacts on stock based compensation and other permanent adjustments, partially offset by expected net operating loss carrybacks allowed under the CARES Act (see Note 9 to the accompanying consolidated financial statements).
Net Income (Loss).    We reported a net loss of $166.8 million for the six months ended September 26, 2020, as compared to net income of $299.2 million for the six months ended September 28, 2019. The $466.0 million decrease in net income was primarily due to the decline in our operating income driven by COVID-19 business disruptions and higher net restructuring-related charges, impairment of assets, and certain other charges, partially offset by the improvement in our income tax provision, both as previously discussed. Our operating results during the six-month periods ended September 26, 2020 and September 28, 2019 included net restructuring-related charges, impairment of assets, and certain other charges totaling $165.1 million and $52.4 million, respectively, which had an after-tax effect of reducing net income by $140.7 million and $40.7 million, respectively.
Net Income (Loss) per Diluted Share.    We reported a net loss per diluted share of $2.27 for the six months ended September 26, 2020, as compared to net income per diluted share of $3.79 for the six months ended September 28, 2019. The $6.06 per share decrease was due to the lower level of net income, as previously discussed, and lower weighted-average diluted shares outstanding during the six months ended September 26, 2020 driven by our share repurchases during the second half of Fiscal 2020. Net income (loss) per diluted share for the six months ended September 26, 2020 and September 28, 2019 were also negatively impacted by $1.91 per share and $0.52 per share, respectively, as a result of net restructuring-related charges, impairment of assets, and certain other charges, as previously discussed.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of September 26, 2020 and March 28, 2020:

	September 26, 2020	March 28, 2020	$ Change
	(millions)
Cash and cash equivalents	$2,012.0	$1,620.4	$391.6
Short-term investments	434.1	495.9	(61.8)
Short-term debt(a)	—	(475.0)	475.0
Current portion of long-term debt(a)	—	(299.6)	299.6
Long-term debt(a)	(1,631.0)	(396.4)	(1,234.6)
Net cash and investments(b)	$815.1	$945.3	$(130.2)
Equity	$2,544.1	$2,693.1	$(149.0)

(a)	See Note 10 to the accompanying consolidated financial statements for discussion of the carrying values of our debt.

(b)	"Net cash and investments" is defined as cash and cash equivalents, plus investments, less total debt.
The decrease in our net cash and investments position at September 26, 2020 as compared to March 28, 2020 was primarily due to our use of cash to invest in our business through $53.9 million in capital expenditures and to make dividend payments of $49.8 million (which had been previously declared during the fourth quarter of Fiscal 2020), as well as cash used in operating activities of $12.7 million.
The decrease in equity was primarily attributable to our comprehensive loss during the six months ended September 26, 2020.
Cash Flows
The following table details our cash flows for the six-month periods ended September 26, 2020 and September 28, 2019:

	Six Months Ended
	September 26, 2020	September 28, 2019	$ Change
	(millions)
Net cash provided by (used in) operating activities	$(12.7)	$204.1	$(216.8)
Net cash provided by investing activities	13.8	295.6	(281.8)
Net cash provided by (used in) financing activities	367.3	(553.0)	920.3
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	23.6	(9.9)	33.5
Net increase (decrease) in cash, cash equivalents, and restricted cash	$392.0	$(63.2)	$455.2
Net Cash Provided by (Used in) Operating Activities.    Net cash used in operating activities was $12.7 million during the six months ended September 26, 2020, as compared to net cash provided by operating activities of $204.1 million during the six months ended September 28, 2019. The $216.8 million net decrease in cash provided by operating activities was due to a decrease in net income before non-cash charges, partially offset by a net favorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period. The net favorable change related to our operating assets and liabilities, including our working capital, was primarily driven by:

•	a favorable change in our accrued liabilities, primarily driven by the increase in our restructuring reserve related to charges recorded in connection with the Fiscal 2021 Strategic Realignment Plan;

•	a reduction in inventory receipts to align with anticipated product demand;

•	a favorable change related to our prepaid expenses and other current assets, primarily driven by the timing of cash payments; and

•	a favorable change related to our accounts receivable, largely driven by our collection efforts, as well as a decline in wholesale revenue due to COVID-19 business disruptions.
Net Cash Provided by Investing Activities.    Net cash provided by investing activities was $13.8 million during the six months ended September 26, 2020, as compared to $295.6 million during the six months ended September 28, 2019. The $281.8 million net decrease in cash provided by investing activities was primarily driven by:

•
a $340.0 million decrease in proceeds from sales and maturities of investments, less purchases of investments. During the six months ended September 26, 2020, we received net proceeds from sales and maturities of investments of $64.5 million, as compared to $404.5 million during the six months ended September 28, 2019; and

•
a $20.8 million decrease in cash proceeds from the sale of property. No property was sold during the six months ended September 26, 2020. On a comparative basis, during the six months ended September 28, 2019, we received net cash proceeds of $20.8 million from the sale of our corporate jet. These proceeds were donated to the Ralph Lauren Corporate Foundation (formerly known as the Polo Ralph Lauren Foundation), which is reflected within cash flows from operating activities for the six months ended September 28, 2019.

These decreases in cash provided by investing activities were partially offset by:

•
a $76.7 million decrease in capital expenditures. During the six months ended September 26, 2020, we spent $53.9 million on capital expenditures, as compared to $130.6 million during the six months ended September 28, 2019. This decline reflects the temporary postponement of non-critical capital expenditures as a preemptive action to preserve cash and strengthen our liquidity position in response to current business disruptions related to the COVID-19 pandemic. Our capital expenditures during the six months ended September 26, 2020 primarily related to enhancements to our information technology systems, as well as international store openings and renovations.

Net Cash Provided by (Used in) Financing Activities.    Net cash provided by financing activities was $367.3 million during the six months ended September 26, 2020, as compared to net cash used in financing activities of $553.0 million during the six months ended September 28, 2019. The $920.3 million net increase in cash provided by financing activities was primarily driven by:

•
a $466.9 million increase in cash proceeds from the issuance of debt, less debt repayments. During the six months ended September 26, 2020, we received $1.242 billion in proceeds from our issuance of 1.700% unsecured notes and 2.950% unsecured senior notes, a portion of which was used to repay $475.0 million of borrowings previously outstanding under our credit facilities and our previously outstanding $300 million principal amount of unsecured 2.625% senior notes that matured August 18, 2020. On a comparative basis, during the six months ended September 28, 2019, we did not issue or repay any debt;

•
a $407.2 million decrease in cash used to repurchase shares of our Class A common stock. During the six months ended September 26, 2020, $35.5 million in shares of Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our long-term stock incentive plans, and no shares of Class A common stock were repurchased pursuant to our common stock repurchase program, which we have temporarily suspended as a preemptive action to preserve cash and strengthen our liquidity position in response to current business disruptions related to the COVID-19 pandemic. On a comparative basis, during the six months ended September 28, 2019, we used $400.0 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $42.7 million in shares of Class A common stock were surrendered or withheld for taxes; and

•
a $52.1 million decrease in payments of dividends, driven by the temporary suspension of our quarterly cash dividend program as a preemptive action to preserve cash and strengthen our liquidity position, as discussed in "Dividends" below.

Sources of Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, our available cash and cash equivalents and short-term investments, availability under our credit and overdraft facilities and commercial paper program, and other available financing options.
During the six months ended September 26, 2020, we used $12.7 million of net cash flows in our operations. As of September 26, 2020, we had $2.446 billion in cash, cash equivalents, and short-term investments, of which $731.9 million were held by our subsidiaries domiciled outside the U.S. We are not dependent on foreign cash to fund our domestic operations. Undistributed foreign earnings that were subject to the Tax Cuts and Jobs Act's one-time mandatory transition tax as of December 31, 2017 are not considered to be permanently reinvested and may be repatriated to the U.S. in the future with minimal or no additional U.S. taxation. We intend to permanently reinvest undistributed foreign earnings generated after December 31, 2017 that were not subject to the one-time mandatory transition tax. However, if our plans change and we choose to repatriate post-2017 earnings to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.
The following table presents our total availability, borrowings outstanding, and remaining availability under our credit and overdraft facilities and Commercial Paper Program as of September 26, 2020:

	September 26, 2020
Description(a)	Total Availability	Borrowings Outstanding		Remaining Availability
	(millions)
Global Credit Facility and Commercial Paper Program(b)	$500	$9	(c)	$491
Pan-Asia Credit Facilities	33	—		33
Japan Overdraft Facility	47	—		47

(a)	As defined in Note 10 to the accompanying consolidated financial statements.

(b)
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility. Accordingly, we do not expect combined borrowings outstanding under the Commercial Paper Program and the Global Credit Facility to exceed $500 million.

(c)	Represents outstanding letters of credit for which we were contingently liable under the Global Credit Facility as of September 26, 2020.
We believe that the Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of September 26, 2020, there were eight financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 20%. In accordance with the terms of the agreement, we have the ability to expand our borrowing availability under the Global Credit Facility to $1 billion through the full term of the facility, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments.
Borrowings under the Pan-Asia Credit Facilities and Japan Overdraft Facility (collectively, the "Pan-Asia Borrowing Facilities") are guaranteed by the parent company and are granted at the sole discretion of the participating banks (as described within Note 10 to the accompanying consolidated financial statements), subject to availability of the respective banks' funds and satisfaction of certain regulatory requirements. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Global Credit Facility and the Pan-Asia Borrowing Facilities in the event of our election to draw additional funds in the foreseeable future.
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
Debt and Covenant Compliance
In August 2018, we completed a registered public debt offering and issued $400 million aggregate principal amount of unsecured senior notes due September 15, 2025, which bear interest at a fixed rate of 3.750%, payable semi-annually (the "3.750% Senior Notes"). In June 2020, we completed another registered public debt offering and issued an additional $500 million aggregate principal amount of unsecured senior notes due June 15, 2022, which bear interest at a fixed rate of 1.700% payable semi-annually (the "1.700% Senior Notes"), and $750 million aggregate principal amount of unsecured senior notes due June 15, 2030, which bear interest at a fixed rate of 2.950%, payable semi-annually (the "2.950% Senior Notes").
The indenture and supplemental indentures governing the 3.750% Senior Notes, 1.700% Senior Notes, and 2.950% Senior Notes (as supplemented, the "Indenture") contain certain covenants that restrict our ability, subject to specified exceptions, to incur certain liens; enter into sale and leaseback transactions; consolidate or merge with another party; or sell, lease, or convey all or substantially all of our property or assets to another party. However, the Indenture does not contain any financial covenants.
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
The Global Credit Facility contains a number of covenants, as described in Note 10 to the accompanying consolidated financial statements. As of September 26, 2020, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility. The Pan-Asia Borrowing Facilities do not contain any financial covenants.
See Note 10 to the accompanying consolidated financial statements and Note 11 of the Fiscal 2020 10-K for additional information relating to our debt and covenant compliance.
Common Stock Repurchase Program
On May 13, 2019, our Board of Directors approved an expansion of our existing common stock repurchase program that allowed us to repurchase up to an additional $600 million of Class A common stock. As of September 26, 2020, the remaining availability under our Class A common stock repurchase program was approximately $580 million. Repurchases of shares of Class A common stock are subject to certain restrictions under our Global Credit Facility and more generally overall business and market conditions. Accordingly, as a result of current business disruptions related to the COVID-19 pandemic, effective beginning in the first quarter of Fiscal 2021 we temporarily suspended our common stock repurchase program as a preemptive action to preserve cash and strengthen our liquidity position.
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
Given our use of derivative instruments, we are exposed to the risk that the counterparties to such contracts will fail to meet their contractual obligations. To mitigate such counterparty credit risk, it is our policy to only enter into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. Our established policies and procedures for mitigating credit risk include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties, when possible, to further mitigate credit risk. As a result of the above considerations, we do not believe that we are exposed to undue concentration of counterparty risk with respect to our derivative contracts as of September 26, 2020. However, we do have in aggregate $27.8 million of derivative instruments in net asset positions with four creditworthy financial institutions.
Foreign Currency Risk Management
We manage our exposure to changes in foreign currency exchange rates using forward foreign currency exchange and cross-currency swap contracts. Refer to Note 12 to the accompanying consolidated financial statements for a summary of the notional amounts and fair values of our outstanding forward foreign currency exchange and cross-currency swap contracts, as well as the impact on earnings and other comprehensive income of such instruments as of September 26, 2020.
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
Investment Risk Management
As of September 26, 2020, we had cash and cash equivalents on-hand of $2.012 billion, consisting of deposits in interest bearing accounts, investments in money market deposit accounts, and investments in time deposits with original maturities of 90 days or less. Our other significant investments included $434.1 million of short-term investments, consisting of investments in time deposits with original maturities greater than 90 days; and $9.8 million of restricted cash held in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters and real estate leases.
We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed in Note 3 to the accompanying consolidated financial statements. Our investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in our investment policy. See Note 12 to the accompanying consolidated financial statements for further detail of the composition of our investment portfolio as of September 26, 2020.
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
Goodwill Impairment Assessment
We performed our annual goodwill impairment assessment using a qualitative approach as of the beginning of the second quarter of Fiscal 2021. In performing the assessment, we identified and considered the significance of relevant key factors, events, and circumstances that affected the fair values and/or carrying amounts of our reporting units with allocated goodwill. These factors included external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as our actual and expected financial performance. Additionally, we also considered the results of our most recent quantitative goodwill impairment test, which was performed as of the end of Fiscal 2020 and incorporated assumptions related to COVID-19 business disruptions, the results of which indicated that the fair values of these reporting units significantly exceeded their respective carrying values. Based on the results of our qualitative goodwill impairment assessment, we concluded that it is not more likely than not that the fair values of our reporting units are less than their respective carrying values, and there were no reporting units at risk of impairment.
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
We carried out an evaluation based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our principal executive and principal financial officers have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of September 26, 2020. There has been no change in the Company's internal control over financial reporting during the fiscal quarter ended September 26, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Although there have been no material changes in the Company's internal control over financial reporting, we have experienced varying degrees of business disruptions related to the COVID-19 pandemic, including periods of closure of our stores, distribution centers, and corporate facilities, as described within "Recent Developments." In response to the COVID-19 pandemic, we have taken various preemptive actions to preserve cash and strengthen our liquidity position, including furloughing and/or reducing work hours for a significant portion of both our store and corporate employees, with those corporate employees not furloughed in affected regions working remotely. Additionally, our Board of Directors recently approved a restructuring plan, as described within "Recent Developments," which is expected to result in a significant reduction to our global workforce by the end of Fiscal 2021. Despite such cumulative actions, we have not experienced any material changes to our internal controls over financial reporting. We will continue to evaluate and monitor the impact of the COVID-19 pandemic and our restructuring activities on our internal controls. See Item 1A — "Risk Factors" in the Fiscal 2020 10-K for additional discussion regarding risks to our business associated with the COVID-19 pandemic and our restructuring plans.

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
No shares of the Company's Class B common stock were converted into Class A common stock during the three months ended September 26, 2020.

(b)	Not Applicable

(c)	Stock Repurchases
The following table sets forth the repurchases of shares of the Company's Class A common stock during the three months ended September 26, 2020:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(b)
				(millions)
June 28, 2020 to July 25, 2020	—	$—	—	$580
July 26, 2020 to August 22, 2020	23,933	69.66	—	580
August 23, 2020 to September 26, 2020	744	75.53	—	580
	24,677		—

(a)	Represents shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.

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

Item 6.	Exhibits.

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1/A (File No. 333-24733) filed June 10, 1997).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Form 8-K filed August 16, 2011).
3.3	Fourth Amended and Restated By-Laws of the Company (filed as Exhibit 3.3 to the Form 10-Q filed August 10, 2017).
4.1	Fourth Supplemental Indenture, dated as of June 3, 2020, by and between Ralph Lauren Corporation and Wells Fargo Bank, National Association (filed as Exhibit 4.2 to the Form 8-K filed June 3, 2020).
10.1*	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the 2019 Long-Term Stock Incentive Plan†.
10.2*	Form of Cliff Restricted Stock Award Agreement under the 2019 Long-Term Stock Incentive†.
10.3*	Form of Pro-Rata Restricted Stock Unit Award Agreement under the 2019 Long-Term Stock Incentive Plan†.
31.1*	Certification of Principal Executive Officer pursuant to 17 CFR 240.13a-14(a).
31.2*	Certification of Principal Financial Officer pursuant to 17 CFR 240.13a-14(a).
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
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

Date: November 5, 2020

