Form 10-K
period 2021-03-27
RALPH LAUREN CORP
filed 2021-05-20
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended March 27, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).          Yes ☐ No ☑
The aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant was approximately $3.385 billion as of September 25, 2020, the last business day of the registrant's most recently completed second fiscal quarter based on the closing price of the common stock on the New York Stock Exchange.
At May 14, 2021, 48,250,036 shares of the registrant's Class A common stock, $.01 par value and 24,881,276 shares of the registrant's Class B common stock, $.01 par value were outstanding.
Part III incorporates by reference information from certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended March 27, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Various statements in this Form 10-K or incorporated by reference into this Form 10-K, in future filings by us with the Securities and Exchange Commission (the "SEC"), in our press releases, and in oral statements made from time to time by us or on our behalf constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding our future operating results and sources of liquidity (especially in light of the COVID-19 pandemic), the implementation and impact of our strategic plans, initiatives and capital expenses, and our ability to meet environmental, social, and governance goals. Forward-looking statements are based on current expectations and are indicated by words or phrases such as "anticipate," "outlook," "estimate," "expect," "project," "believe," "envision," "goal," "target," "can," "will," and similar words or phrases and involve known and unknown risks, uncertainties, and other factors which may cause actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed in or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others:
•the loss of key personnel, including Mr. Ralph Lauren, or other changes in our executive and senior management team or to our operating structure, including those resulting from our decision to significantly reduce our global workforce during Fiscal 2021, and our ability to effectively transfer knowledge and maintain adequate controls and procedures during periods of transition;
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
•the impact of economic, political, and other conditions on us, our customers, suppliers, vendors, and lenders, including business disruptions related to pandemic diseases such as COVID-19, civil and political unrest such as the recent protests in the U.S., and diplomatic tensions between the U.S. and China;
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
•changes in our tax obligations and effective tax rate due to a variety of factors, including potential changes in U.S. or foreign tax laws and regulations, accounting rules, or the mix and level of earnings by jurisdiction in future periods that are not currently known or anticipated;
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
•our ability to achieve our goals regarding environmental, social, and governance practices, including those related to our human capital; and
•our ability to make strategic acquisitions and successfully integrate the acquired businesses into our existing operations.
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
In this Form 10-K, references to "Ralph Lauren," "ourselves," "we," "our," "us," and the "Company" refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. Due to the collaborative and ongoing nature of our relationships with our licensees, such licensees are sometimes referred to in this Form 10-K as "licensing alliances." Our fiscal year ends on the Saturday immediately before or after March 31. All references to "Fiscal 2022" represent the 53-week fiscal year ending April 2, 2022. All references to "Fiscal 2021" represent the 52-week fiscal year ended March 27, 2021. All references to "Fiscal 2020" represent the 52-week fiscal year ended March 28, 2020. All references to "Fiscal 2019" represent the 52-week fiscal year ended March 30, 2019.
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
Our global reach is extensive, as we sell directly to customers throughout the world via our 548 retail stores and 650 concession-based shop-within-shops, as well as through our own digital commerce sites and those of various third-party digital partners. Merchandise is also available through our wholesale distribution channels at approximately 9,000 doors worldwide, the majority in specialty stores, as well as through the digital commerce sites of many of our wholesale customers. In addition to our directly-operated stores and shops, our international licensing partners operate 139 Ralph Lauren stores and shops, and 143 Club Monaco stores and shops. As discussed in "Recent Developments," on May 13, 2021, we announced the anticipated sale of our Club Monaco business, which is expected to close by the end of the first quarter of Fiscal 2022.
We have been controlled by the Lauren family since the founding of our Company. As of March 27, 2021, Mr. R. Lauren, or entities controlled by the Lauren family, held approximately 84% of the voting power of the Company's outstanding common stock.

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
An overview of our long-term growth strategy is presented below:

Global Citizenship and Sustainability
Global citizenship and sustainability at Ralph Lauren Corporation is rooted in the heritage of our brand and our purpose to inspire the dream of a better life through authenticity and timeless style. We believe that delivering the next 50 years for Ralph Lauren means rethinking our impact on the environment and society and utilizing creativity, the power of design, and innovative technologies to drive meaningful change. We call our citizenship and sustainability plan "Design the Change," and through this strategy, we’re creating a more sustainable future in three key areas:
1.Create Timeless Style
•Responsible Design — We commit to embedding sustainability, inclusivity, intention, and celebration into the products and services we design.
•Circularity — We are committed to a comprehensive circular strategy, whereby we will inform our product development and support more circular systems in our industry by designing out waste and pollution, keeping products and materials in use, and regenerating natural systems.
•Sustainable Materials — We commit to using more materials in a way that results in positive social and environmental outcomes, protects biodiversity, advances animal welfare, and continuously improves traceability of our raw materials.
•Sustainable Spaces — We are committed to designing and building Ralph Lauren stores with materials that minimize environmental impact and maximize occupant health.
•Chemical Management — We commit to monitor and reduce hazardous chemical use and discharge and we are working to eliminate all hazardous chemicals from our product manufacturing.
2.Protect the Environment
•Carbon and Energy — We are committed to playing our part to address the climate crisis by reducing greenhouse gas emissions across our value chain and investing in credible emission removals.
•Water Stewardship — We commit to reducing water consumption across our value chain and to safeguarding and preserving water resources in our communities.
•Waste Management — We commit to integrating zero-waste principles across our business, focusing on reducing waste at its source and diverting waste from landfill through increased recycling and upcycling.
•Sustainable Packaging — We commit to our packaging material being recyclable, reusable, or sustainably sourced.
3.Champion Better Lives
•Diversity and Inclusion — We unite and inspire the communities within our Company, as well as those we serve, by amplifying voices and perspectives to create a culture of belonging, equality, inclusion, and fairness for all.
•Community Engagement and Philanthropy — We commit to making a meaningful difference in our communities through our global employee volunteerism and our dedication to social and environmental causes.
•Worker Empowerment and Well-being — We are committed to conducting our global operations ethically and with respect for the dignity of all people who make our products. We aim to enrich the quality of work and life for everyone in our supply chain, ensuring they all have the opportunity to reach their full potential in a safe and inclusive environment.
Additional information relating to Design the Change can be found in our annual sustainability reports, which is available at our website at http://investor.ralphlauren.com under the caption "Global Citizenship & Sustainability Report." Our 2021 Global Citizenship & Sustainability Report is expected to be published in June 2021. The content of our sustainability reports is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.

Recent Developments
COVID-19 Pandemic
Beginning in the fourth quarter of Fiscal 2020, a novel strain of coronavirus commonly referred to as COVID-19 emerged and spread rapidly across the globe, including throughout all major geographies in which we operate (North America, Europe, and Asia), resulting in adverse economic conditions and business disruptions, as well as significant volatility in global financial markets. Governments worldwide have imposed varying degrees of preventative and protective actions, such as temporary travel bans, forced business closures, and stay-at-home orders, all in an effort to reduce the spread of the virus. Such factors, among others, have resulted in a significant decline in retail traffic, tourism, and consumer spending on discretionary items. Additionally, during this period of uncertainty, companies across a wide array of industries have implemented various initiatives to reduce operating expenses and preserve cash balances, including work furloughs, reduced pay, and severance actions, which could lower consumers' disposable income levels or willingness to purchase discretionary items. Further, even after such government restrictions and company initiatives are lifted, consumer behavior, spending levels, and/or shopping preferences, such as willingness to congregate in indoor shopping centers or other populated locations, could be adversely affected.
As a result of the COVID-19 pandemic, we have experienced varying degrees of business disruptions and periods of closure of our stores, distribution centers, and corporate facilities, as have our wholesale customers, licensing partners, suppliers, and vendors. During the first quarter of Fiscal 2021, the majority of our stores in key markets were closed for an average of 8 to 10 weeks due to government-mandated lockdowns and other restrictions, resulting in significant adverse impacts to our operating results. Resurgences in certain parts of the world resulted in further business disruptions periodically throughout Fiscal 2021, most notably in Europe where a significant number of our stores were closed for approximately two to three months during the second half of Fiscal 2021, including during the holiday period, due to government-mandated lockdowns and other restrictions. Such disruptions have continued into the first quarter of Fiscal 2022, impacting not only our businesses in Europe but also in other regions of the world (notably our retail operations in Japan and our sourcing operations in India). Further, the majority of our stores that are able to remain open have periodically been subject to limited operating hours and/or customer capacity levels in accordance with local health guidelines, with traffic remaining challenged. Our wholesale and licensing businesses have also been adversely affected, particularly in North America and Europe, as a result of store closures and lower traffic and consumer demand.
Throughout the pandemic, our priority has been to ensure the safety and well-being of our employees, customers, and the communities in which we operate around the world. We continue to consider the guidance of local governments and global health organizations and have implemented new health and safety protocols in our stores, distribution centers, and corporate facilities. We have also taken various preemptive actions to preserve cash and strengthen our liquidity position, including:
•amending our Global Credit Facility in May 2020 to temporarily waive our leverage ratio requirement (see Note 11 to the accompanying consolidated financial statements);
•issuing $1.250 billion of unsecured senior notes in June 2020, the proceeds of which are being used for general corporate purposes, including repayment of certain of our previously outstanding borrowings (see Note 11 to the accompanying consolidated financial statements);
•temporarily suspending our quarterly cash dividend and common stock repurchase program, effective beginning in the first quarter of Fiscal 2021 (see Note 16 to the accompanying consolidated financial statements);
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

Despite the introduction of COVID-19 vaccines, the pandemic remains highly volatile and continues to evolve. Accordingly, we cannot predict for how long and to what extent the pandemic will impact our business operations or the global economy as a whole. We will continue to assess our operations location-by-location, considering the guidance of local governments and global health organizations to determine when our operations can begin returning to normal levels of business. See Item 1A — "Risk Factors — Risks Related to Macroeconomic Conditions — Infectious disease outbreaks, such as the COVID-19 pandemic, could have a material adverse effect on our business" for additional discussion regarding risks to our business associated with the COVID-19 pandemic.
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
Finally, on May 13, 2021, in connection with our brand portfolio initiative, we announced that we have entered into an agreement to sell our Club Monaco business to Regent, L.P., a global private equity firm. The transaction is expected to close by the end of the first quarter of Fiscal 2022.
In connection with these collective realignment initiatives, we expect to incur total estimated pre-tax charges of approximately $300 million to $350 million, of which $236.8 million was recorded during Fiscal 2021. Once substantially completed by the end of Fiscal 2022, these actions are expected to result in gross annualized pre-tax expense savings of approximately $200 million to $240 million, a portion of which will be reinvested back into the business. These estimated charges and expense savings are subject to change based upon the completion of the sale of our Club Monaco business.
See Note 9 to our accompanying consolidated financial statements for additional discussion regarding charges recorded in connection with the Fiscal 2021 Strategic Restructuring Plan.
Transition of Chaps Brand to a Fully Licensed Business Model
On October 29, 2020, we announced the planned transition of our Chaps brand to a fully licensed business model, consistent with our long-term brand elevation strategy. Specifically, we have entered into a multi-year licensing partnership, taking effect on August 1, 2021 after a transition period, with an affiliate of 5 Star Apparel LLC, a division of the OVED Group, to manufacture, market, and distribute Chaps menswear and womenswear. The products will be sold at existing channels of distribution with opportunities for expansion into additional channels and markets globally.
This agreement is expected to create incremental value for the Company by enabling an even greater focus on elevating our core brands in the marketplace, reducing our direct exposure to the North America department store channel, and setting up Chaps to deliver on its potential with an experienced partner that is focused on nurturing the brand.

Fiscal 2019 Restructuring Plan
On June 4, 2018, our Board of Directors approved a restructuring plan associated with our strategic objective of operating with discipline to drive sustainable growth (the "Fiscal 2019 Restructuring Plan"). The Fiscal 2019 Restructuring Plan included the following activities: (i) rightsizing and consolidation of our global distribution network and corporate offices; (ii) targeted severance-related actions; and (iii) closure of certain of our stores and shop-within-shops. Actions associated with the Fiscal 2019 Restructuring Plan resulted in gross annualized expense savings of approximately $80 million.
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
We combine consumer insight with our design, marketing, and imaging skills to offer, along with our licensing alliances, broad lifestyle product collections with a unified vision:
•Apparel — Our apparel products include extensive collections of men's, women's, and children's clothing, which are sold under various brand names, including Ralph Lauren Collection, Ralph Lauren Purple Label, Polo Ralph Lauren, Double RL, Lauren Ralph Lauren, Polo Golf Ralph Lauren, Ralph Lauren Golf, RLX Ralph Lauren, Polo Ralph Lauren Children, Chaps, and Club Monaco, among others.
•Footwear and Accessories — Our range of footwear and accessories encompasses men's, women's, and children's, including casual shoes, dress shoes, boots, sneakers, sandals, eyewear, watches, fashion and fine jewelry, scarves, hats, gloves, umbrellas, and leather goods, including handbags, luggage, small leather goods, and belts, which are sold under our Ralph Lauren Collection, Ralph Lauren Purple Label, Double RL, Polo Ralph Lauren, Lauren Ralph Lauren, Polo Ralph Lauren Children, Chaps, and Club Monaco brands.
•Fragrance — Our fragrance offerings capture the essence of Ralph Lauren's men's and women's brands with numerous labels, designed to appeal to a variety of audiences. Women's fragrance products are sold under our Ralph Lauren Collection, Woman by Ralph Lauren, Romance Collection, Ralph Collection, and Big Pony Women's brands. Men's fragrance products are sold under our Polo Blue, Safari, Purple Label, Polo Red, Polo Green, Polo Black, Polo Supreme, Polo Sport, and Big Pony Men's brands.
•Home — Our home collections, which are sold under our Ralph Lauren, Polo, Lauren by Ralph Lauren, and Chaps brands, reflect the spirit of the Ralph Lauren lifestyle. Our range of home products includes bed and bath lines, furniture, fabric and wallcoverings, lighting, tabletop, floor coverings, and giftware.
•Hospitality — Continuing to engage our consumers with experiential and unique expressions of the brand, our hospitality portfolio is a natural extension of the World of Ralph Lauren as expressed through the culinary arts. Ralph Lauren's global hospitality collection is comprised of our restaurants including The Polo Bar in New York City, RL Restaurant located in Chicago, Ralph's located in Paris, and our Ralph's Coffee concept in various cities around the world.

Our lifestyle brand image is reinforced by our distribution through our stores and concession-based shop-within-shops, our wholesale channels of distribution, our global digital commerce sites, and our Ralph Lauren restaurants. We sell our products under the following key brand platforms:
1.Ralph Lauren Luxury — Our Luxury group includes:
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
Double RL. Founded in 1993 and named after Ralph Lauren's working cattle ranch in Colorado, Double RL is a tribute to America's pioneering spirit and tradition of rugged independence. The foundation of Double RL lies in timeless wardrobe staples for men and women, including authentic American made selvedge denim, military-grade chinos, tube-knit t-shirts, thermals, and flannels. Beyond these iconic styles are added seasonal vintage-inspired collections, along with a full collection of footwear and accessories, including quality belts, bags, and leather goods. Double RL is available at Double RL stores, at select Ralph Lauren stores, and an exclusive selection of the finest specialty stores around the world, as well as online at our Ralph Lauren digital commerce sites, including RalphLauren.com.
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
2.Polo Ralph Lauren — The Polo Ralph Lauren group includes:
Polo Ralph Lauren. Men's Polo combines Ivy League classics and time-honored English haberdashery with downtown styles and all-American sporting looks in sportswear and tailored clothing. Women's Polo represents the epitome of classic and iconic American style with a modern and cool twist. Polo's signature aesthetic includes our renowned polo player logo. Polo Sport reflects the active lifestyle and youthful energy of Polo’s sporting roots through Men’s and Women’s activewear. Men's and Women's Polo apparel, footwear, and accessories are available in Polo and Ralph Lauren stores around the world, better department and specialty stores, and online at our Ralph Lauren digital commerce sites, including RalphLauren.com.
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
RLX Ralph Lauren. RLX is the leading edge of Ralph Lauren’s performance and activewear. Comprised of functional apparel that address the performance needs of a modern active lifestyle, RLX includes men's and women's apparel and accessories that represent Ralph Lauren's belief that things that are purposefully designed and made of the highest quality achieve a timeless elegance.

Polo Golf Ralph Lauren, Ralph Lauren Golf, and RLX Ralph Lauren Golf. Tested and worn by top-ranked professional golfers, Polo Golf Ralph Lauren, Ralph Lauren Golf, and RLX Ralph Lauren for men and women define excellence in the world of golf. With a sharpened focus on the needs of the modern player but rooted in the rich design tradition of Ralph Lauren, the Golf collections combine state-of-the-art performance wear with luxurious finishing touches. Our Golf collections are available in select Polo stores, exclusive private clubs and resorts, and online at RalphLauren.com.
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
3.Lauren Ralph Lauren — Our Lauren group includes:
Lauren Ralph Lauren. Lauren for women combines aspirational timeless style with modern femininity in a lifestyle collection of sportswear, denim, and dresses, as well as footwear and accessories. Lauren for women is available in select department stores around the world and online at select digital commerce sites, including RalphLauren.com. Lauren for men offers a complete collection of men's tailored clothing, including suits, sport coats, dress shirts, dress pants, tuxedos, topcoats, and ties at a more accessible price point. Lauren for men is available at select department stores in North America and Europe.
Lauren Home. Launched in 2017, the Lauren Home collection includes accessibly-priced, timeless bath and bedding designs, updated with a fresh, modern spirit. The collection is built upon an assortment of essentials that is designed to be periodically augmented with trend-relevant colors and patterns.
4.Chaps — Launched in 1978, Chaps celebrates real American style, delivering classic collections updated for modern lifestyles for men, women, children and home. The modern lifestyle collection offers versatile sportswear, workday essentials, tailored clothing, and occasion dresses that are wearable from season to season. Chaps is available in select department stores and retail partner digital commerce sites across the U.S., Canada, Mexico, and China. Refer to "Recent Developments" for discussion regarding the planned transition of our Chaps brand to a fully licensed business model.
5.Club Monaco — Founded in 1985, Club Monaco is a modern, urban-minded brand with an element of ease and a spark of entrepreneurship. The brand prides itself on creating elevated essentials recognized for their style, design, fit, and functionality with a relaxed, of-the-moment sensibility. Club Monaco apparel, footwear, and accessories are available at Club Monaco stores and select department stores in North America and around the world, as well as online at ClubMonaco.com and ClubMonaco.ca. Refer to "Recent Developments" for discussion regarding the anticipated sale of our Club Monaco business, which is expected to close by the end of the first quarter of Fiscal 2022.
Our Segments
We organize our business into the following three reportable segments:
•North America — Our North America segment, representing approximately 45% of our Fiscal 2021 net revenues, primarily consists of sales of our Ralph Lauren branded apparel, footwear, accessories, home furnishings, and related products made through our retail and wholesale businesses in the U.S. and Canada, excluding Club Monaco. In North America, our retail business is primarily comprised of our Ralph Lauren stores, our factory stores, and our digital commerce site, www.RalphLauren.com. Our wholesale business in North America is comprised primarily of sales to department stores, and to a lesser extent, specialty stores.
•Europe — Our Europe segment, representing approximately 27% of our Fiscal 2021 net revenues, primarily consists of sales of our Ralph Lauren branded apparel, footwear, accessories, home furnishings, and related products made through our retail and wholesale businesses in Europe, the Middle East, and Latin America, excluding Club Monaco. In Europe, our retail business is primarily comprised of our Ralph Lauren stores, our factory stores, our concession-based shop-within-shops, and our various digital commerce sites. Our wholesale business in Europe is comprised of a varying mix of sales to both department stores and specialty stores, depending on the country, as well as to various third-party digital partners.
•Asia — Our Asia segment, representing approximately 23% of our Fiscal 2021 net revenues, primarily consists of sales of our Ralph Lauren branded apparel, footwear, accessories, home furnishings, and related products made through our retail and wholesale businesses in Asia, Australia, and New Zealand. Our retail business in Asia is primarily comprised of our Ralph Lauren stores, our factory stores, our concession-based shop-within-shops, and our various digital commerce sites. In addition, we sell our products online through various third-party digital partner commerce sites. In Asia, our wholesale business is comprised primarily of sales to department stores, with related products distributed through shop-within-shops.
No operating segments were aggregated to form our reportable segments. In addition to these reportable segments, we also have other non-reportable segments, representing approximately 5% of our Fiscal 2021 net revenues, which primarily consist of (i) sales of Club Monaco branded products made through our retail and wholesale businesses in the U.S., Canada, and Europe, and our licensing alliances in Europe and Asia, and (ii) royalty revenues earned through our global licensing alliances, excluding Club Monaco. As discussed in "Recent Developments," on May 13, 2021, we announced the anticipated sale of our Club Monaco business, which is expected to close by the end of the first quarter of Fiscal 2022.
This segment structure is consistent with how we establish our overall business strategy, allocate resources, and assess performance of our Company.
Approximately 52% of our Fiscal 2021 net revenues were earned outside of the U.S. See Note 20 to the accompanying consolidated financial statements for a summary of net revenues and operating income by segment, as well as net revenues and long-lived assets by geographic location.
Our Retail Business
Our retail business sells directly to customers throughout the world via our 548 retail stores and 650 concession-based shop-within-shops, totaling approximately 4.2 million and 0.7 million square feet, respectively, as well as through our own digital commerce sites and those of various third-party digital partners. We operate our business using a global omni-channel retailing strategy that seeks to deliver an integrated shopping experience with a consistent message of our brands and products to our customers, regardless of whether they are shopping for our products in physical stores or online. We also continue to introduce new Connected Retail capabilities, such as virtual clienteling, Buy Online-Ship to Store, Buy Online-Pick Up in Store, curbside pickup, appointment scheduling, and mobile checkout, to further enhance our customers' shopping experience.
Ralph Lauren Stores
Our Ralph Lauren stores feature a broad range of apparel, footwear, accessories, watch and jewelry, fragrance, and home product assortments in an atmosphere reflecting the distinctive attitude and image of the Ralph Lauren, Polo, and Double RL brands, including exclusive merchandise that is not sold in department stores. During Fiscal 2021, we opened 24 new Ralph Lauren stores and closed 11 stores. Our Ralph Lauren stores are primarily situated in major upscale street locations and upscale regional malls, generally in large urban markets.
The following table presents the number of Ralph Lauren stores by segment as of March 27, 2021:

Ralph Lauren Stores
North America	40
Europe	32
Asia	79
Total	151
Our eight flagship Ralph Lauren regional store locations showcase our iconic styles and products and demonstrate our most refined merchandising techniques. In addition to generating sales of our products, our worldwide Ralph Lauren stores establish, reinforce, and capitalize on the image of our brands. Our Ralph Lauren stores range in size from approximately 500 to 37,900 square feet.

Factory Stores
We extend our reach to additional consumer groups through our 325 factory stores worldwide, which are principally located in major outlet centers. Our worldwide factory stores offer selections of our apparel, footwear, accessories, and fragrances. In addition to these product offerings, certain of our factory stores in North America and Europe offer home furnishings. During Fiscal 2021, we opened 16 new factory stores and closed nine factory stores.
The following table presents the number of factory stores by segment as of March 27, 2021:

Factory Stores
North America	193
Europe	60
Asia	72
Total	325
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
The following table presents the number of concession-based shop-within-shops by segment as of March 27, 2021:

Concession-based Shop-within-Shops
North America	1
Europe	29
Asia	616
Other non-reportable segments	4
Total(a)	650

(a)     Our concession-based shop-within-shops were located at approximately 300 retail locations.
The size of our concession-based shop-within-shops ranges from approximately 100 to 3,500 square feet. We may share in the cost of building out certain of these shop-within-shops with our department store partners.
Club Monaco Stores
Our Club Monaco stores feature fashion apparel, footwear, and accessories for both men and women with clean and contemporary signature styles. During Fiscal 2021, we opened three new Club Monaco store and closed five stores. Our Club Monaco stores range in size from approximately 1,200 to 17,200 square feet.
The following table presents the number of Club Monaco stores by geographic location as of March 27, 2021:

Club Monaco Stores
North America	67
Europe	5
Total(a)	72

(a)     Our Club Monaco business has been aggregated with other non-reportable segments.

As discussed in "Recent Developments," on May 13, 2021, we announced the anticipated sale of our Club Monaco business, which is expected to close by the end of the first quarter of Fiscal 2022.
Directly-Operated Digital Commerce Websites
In addition to our stores, our retail business sells products online in North America, Europe, and Asia through our various directly-operated digital commerce sites, which include www.RalphLauren.com, among others. Most recently, we added two new sites in Asia, www.RalphLauren.jp (launched in June 2020) and www.RalphLauren.hk (launched in October 2020), servicing Japan and Hong Kong, respectively. We also sell our products online through various third-party digital partner commerce sites in Asia, as well as through our Polo mobile app in North America and the United Kingdom.
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
Our Wholesale Business
Our wholesale business sells our products globally to leading upscale and certain mid-tier department stores, specialty stores, and golf and pro shops, as well as to various third-party digital partners. We have continued to focus on elevating our brand by improving in-store product assortment and presentation, as well as full-price sell-throughs to consumers. As of the end of Fiscal 2021, our wholesale products were sold through approximately 9,000 doors worldwide, with the majority in specialty stores. Our products are also increasingly being sold through the digital commerce sites of many of our traditional wholesale customers and our third-party digital partners.
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
Worldwide Wholesale Distribution Channels
The following table presents by segment the number of wholesale doors in our primary channels of distribution as of March 27, 2021:

Doors
North America	4,404
Europe	3,920
Asia	500
Total	8,824
In addition to our conventional wholesale doors, our products are increasingly being sold through the websites of many of our traditional wholesale customers, as well as those of our third-party digital partners. As of March 27, 2021, our wholesale business served approximately 100 third-party digital partners, primarily in Europe.

We have three key wholesale customers that generate significant sales volume. During Fiscal 2021, sales to our three largest wholesale customers accounted for approximately 14% of our total net revenues. Substantially all sales to our three largest wholesale customers related to our North America segment.
Our products are sold primarily by our own sales forces. Our wholesale business maintains its primary showrooms in New York City, as well as regional showrooms in London, Madrid, Milan, Munich, Paris, and Stockholm. In addition, we recently introduced virtual showrooms, allowing our customers to experience and discover our product assortments in a retail setting remotely.
Shop-within-Shops.    As a critical element of our distribution to department stores, we and our licensing partners utilize shop-within-shops to enhance brand recognition, to permit more complete merchandising of our lines by the department stores, and to differentiate the presentation of our products.
The following table presents by segment the number of shop-within-shops in our primary channels of distribution as of March 27, 2021:

Shop-within-Shops
North America	9,552
Europe	6,016
Asia	682
Total	16,250
The size of our shop-within-shops ranges from approximately 85 to 9,200 square feet. Shop-within-shop fixed assets primarily include items such as customized freestanding fixtures, wall cases and components, decorative items, and flooring. We normally share in the cost of building out these shop-within-shops with our wholesale customers.
Replenishment Program.    Core products such as knit shirts, chino pants, oxford cloth shirts, select footwear and accessories, and home products can be ordered by our wholesale customers at any time through our replenishment program. We generally ship these products within two to five days of order receipt.
Backlog.    We generally receive wholesale orders approximately three to five months prior to the time the products are delivered to customers, with the exception of orders received through our replenishment program, which ship within two to five days of order receipt. Our wholesale orders are generally subject to broad cancellation rights. Further, the size of our order backlog depends upon a number of factors, including the timing of the market weeks for our particular lines during which a significant percentage of our orders are received and the timing of shipments, which varies from year-to-year with consideration for holidays, consumer trends, concept plans, and the replenishment program's usage. Consequently, the dollar amount of our backlog as of any date may not be indicative of actual future shipments and therefore is not meaningful in understanding our business taken as a whole.
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
The following table lists our largest licensing agreements as of March 27, 2021 for the product categories presented. Except as noted in the table, these product licenses cover North America only.

Category	Licensed Products	Licensing Partners
Men's Apparel	Underwear and Sleepwear	Hanesbrands, Inc. (includes Japan)
	Chaps, Lauren, and Ralph Tailored Clothing	Peerless Clothing International, Inc.

Women's Apparel	Outerwear	S. Rothschild & Co., Inc.

Beauty Products	Fragrances, Cosmetics, and Skin Care	L'Oreal S.A. (global)

Footwear	Men's and women's slippers and children's footwear	BBC International LLC (global)

Accessories	Eyewear	Luxottica Group S.p.A. (global)
	Socks and hosiery	Renfro Corporation

Home	Bedding and Bath	Ichida Co., Ltd. (Japan only)
	Utility and Blankets	Ichida Co., Ltd. (Japan only) and Hollander Sleep Products LLC
Additionally, on October 29, 2020, we announced the planned transition of our Chaps brand to a fully licensed business model, consistent with our long-term brand elevation strategy. Specifically, we have entered into a multi-year licensing partnership, taking effect on August 1, 2021 after a transition period, with an affiliate of 5 Star Apparel LLC, a division of the OVED Group, to manufacture, market, and distribute Chaps menswear and womenswear. See "Recent Developments" for additional discussion.
International Licensing
Our international licensing partners acquire the right to sell, promote, market, and/or distribute various categories of our products in a given geographic area and source products from us, our product licensing partners, and independent sources. International licensees' rights may include the right to own and operate retail stores. As of March 27, 2021, our international licensing partners operated 139 Ralph Lauren stores and shops, and 143 Club Monaco stores and shops. As discussed in "Recent Developments," on May 13, 2021, we announced the anticipated sale of our Club Monaco business, which is expected to close by the end of the first quarter of Fiscal 2022.
Digital Ecosystem
Investing in our digital ecosystem remains a primary focus and is a key component of our integrated global omni-channel strategy that spans across owned and partnered channels, both physical and digital. Our digital ecosystem is comprised of directly-operated platforms, wholesale partner websites, third-party digital pure players, and social commerce.
Our directly-operated digital commerce sites represent our digital flagships, featuring the most elevated expression of our brands. The strategy for our digital flagships is to deliver distinct and immersive brand experiences, continuously enhance consumer experience, and develop digital content that drives deeper consumer engagement and conversion. With the ongoing launch of our localized sites, including in Japan and Hong Kong this year, we continue to expand the reach of our digital flagship experience. We also brought our physical flagships to life in a digital format this year with the launch of our virtual store experience, allowing consumers to experience our brands and product assortments in a way that was previously only possible by walking into our stores. In connection with our long-term growth strategy, we are also working to broaden our omni-channel service offerings, such as Buy Online-Ship to Store and Buy Online-Pick Up in Store.

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
We also sell our products online through various third-party digital pure-play sites to reach younger consumers and amplify our brand messages. On many of these sites, we have created digital shop-in-shop environments with a consistent brand experience, tailored product stories, and an assortment that is carefully curated by our merchants. We also partner closely with our pure-play customers on marketing content and events, as well as optimizing search and other data analyses to drive higher traffic and conversion for our brands. We also continue to tap into the social commerce opportunity, such as our launch of Instagram Checkout this year.
In connection with our digital commerce operations, we engage consumers through various digital and social media platforms, which are supported through our collaboration with influencers who have an authentic connection to our brand.
Seasonality of Business
Our business is typically affected by seasonal trends, with higher levels of retail sales in our second and third fiscal quarters and higher wholesale sales in our second and fourth fiscal quarters. These trends result primarily from the timing of key vacation travel, back-to-school, and holiday shopping periods impacting our retail business and timing of seasonal wholesale shipments. As a result of changes in our business, consumer spending patterns, and the macroeconomic environment, including those resulting from pandemic diseases and other catastrophic events, historical quarterly operating trends and working capital requirements may not be indicative of our future performance. In addition, fluctuations in sales, operating income, and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns.
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
Our Ralph Lauren products are designed by, and under the direction of, Mr. Ralph Lauren and our design staff. We form design teams around our brands and product categories to develop concepts, themes, and products for each brand and category. Through close collaboration with merchandising, sales, and product management staff, these teams support all of our businesses in order to gain market information and other valuable input.
Marketing and Advertising
Our marketing and advertising programs communicate the themes and images of our brands and are integral to the success of our product offerings. The majority of our advertising programs are created and executed by our in-house creative and advertising agency to ensure consistency of presentation, which is complemented by our marketing experts in each region who help to execute our international strategies.
We create distinctive image advertising for our brands, conveying the particular message of each one within the context of the overall Ralph Lauren aesthetic. Advertisements generally portray a lifestyle rather than a specific item and include a variety of products offered by us and, in some cases, our licensing partners. Our communication campaigns are increasingly being executed through digital and social media platforms to drive further engagement with the younger consumer. With regard to influencers, we believe in fostering long-term relationships with those who have an authentic connection to our brand and influence the areas of culture that matter most to our audiences. We also continue to advertise through print and outdoor media, and, to a lesser extent, through television and cinema.

Our digital advertising programs focus on high impact and innovative digital media outlets, which allow us to convey our key brand messages and lifestyle positioning. We also develop digital editorial initiatives that allow for deeper education and engagement around the Ralph Lauren lifestyle. We deploy these marketing and advertising initiatives through online, mobile, video, email, and social media. Our digital commerce sites present the Ralph Lauren lifestyle online, while offering a broad array of our apparel, footwear, accessories, and home product lines.
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
We also conduct a variety of public relations activities. For example, we typically introduce each of our spring and fall menswear and womenswear collections at press presentations in major cities such as New York City and Milan. Such fashion events, in addition to celebrity red carpet dressing moments and events hosted in our stores and restaurants, including The Polo Bar in New York City, generate extensive domestic and international media and social coverage.
We continue to be the official outfitter for all on-court officials at both the Wimbledon and the U.S. Open tennis tournaments. Both tournaments provide worldwide exposure for our brand in a relevant lifestyle environment. We also continue to be the exclusive Official Parade Outfitter for the U.S. Olympic and Paralympic Teams, with the right to manufacture, distribute, advertise, promote, and sell products in the U.S. which replicate the Parade Outfits and associated leisure wear. We will be dressing the team for the upcoming Summer Olympic Games in Tokyo, Japan in July and August 2021. As part of our involvement with Team U.S.A., we have established a partnership with athletes serving as brand ambassadors and as the faces of our advertising, marketing, and public relations campaigns. We are also the official apparel outfitter for the Professional Golfers' Association ("PGA") of America, the PGA Championship, the U.S. Golf Association, and the U.S. Ryder Cup Team, as well as a partner of the American Junior Golf Association. We sponsor a roster of professional golfers, including Billy Horschel, Davis Love III, Doc Redman, Nick Watney, and Tom Watson.
We believe our partnerships with such prestigious global athletic events reinforce our brand's sporting heritage in a truly authentic way and serve to connect our Company and brands to our consumers through their individual areas of passion.
Sourcing, Production and Quality
We contract for the manufacture of our products and do not own or operate any production facilities. Over 300 different manufacturers worldwide produce our apparel, footwear, accessories, and home products, with no one manufacturer providing more than 6% of our total production during Fiscal 2021. We source both finished products and raw materials. Raw materials include fabric, buttons, and other trim. Finished products consist of manufactured and fully assembled products ready for shipment to our customers. In Fiscal 2021, approximately 97% of our products (by dollar value) were produced outside of the U.S., primarily in Asia, Europe, and Latin America, with approximately 20% of our products sourced from China and another 20% from Vietnam. See "Import Restrictions and Other Government Regulations," Item 1A — "Risk Factors — Risks Related to Macroeconomic Conditions — Economic conditions could have a negative impact on our major customers, suppliers, vendors, and lenders, which in turn could materially adversely affect our business," and Item 1A — "Risk Factors — Risks Related to our Business and Operations — Our business is subject to risks associated with importing products and the ability of our manufacturers to produce our goods on time and to our specifications."
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

Competition
Competition is very strong in the segments of the fashion and consumer product industries in which we operate. We compete with numerous designers and manufacturers of apparel, footwear, accessories, fragrances, and home furnishing products, both domestic and international. We also face increasing competition from companies selling our product categories through the Internet. Some of our competitors may be significantly larger and have substantially greater resources than us. We compete primarily on the basis of fashion, quality, value, and service, which depend on our ability to:
•anticipate and respond to changing consumer demands and shopping preferences, including the ever-increasing shift to digital brand engagement, social media communications, and online shopping;
•create and maintain favorable brand recognition, loyalty, and reputation for quality;
•develop and produce innovative, high-quality products that appeal to consumers of varying age groups;
•competitively price our products and create an acceptable value proposition for consumers;
•provide strong and effective marketing support;
•provide attractive, reliable, secure, and user-friendly digital commerce sites;
•obtain sufficient retail floor space, and effectively present our products to consumers;
•attract consumer traffic to stores, shop-within-shops, and digital commerce sites;
•source raw materials at cost-effective prices;
•anticipate and maintain proper inventory levels;
•ensure product availability and optimize supply chain and distribution efficiencies;
•maintain and grow market share;
•recruit and retain key employees;
•protect our intellectual property; and
•withstand prolonged periods of adverse economic conditions or business disruptions.
See Item 1A — "Risk Factors — Risks Related to our Business and Operations — We face intense competition worldwide in the markets in which we operate."
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

(a)Includes Australia, China, Hong Kong, India, Macau, Malaysia, New Zealand, the Philippines, Singapore, Taiwan, Thailand, and Vietnam.
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
Information Systems
Our information systems facilitate business processes, consumer experiences, and decision-making support across the Company and our extended ecosystem of manufacturers, vendors, business partners, and customers. Our system applications are connected to support the flow of information across functions, including:
•product design, sourcing, and production;
•comprehensive order processing, fulfillment, and distribution;
•retail store and digital commerce operations;
•marketing and advertising;
•financial accounting and management reporting; and
•human resources.
Our retail operation systems, including point-of-sale registers and merchandising, planning, and inventory management systems, support operational processes within our store network and link with our digital commerce processes to support omni-channel capabilities.
We are continually improving and upgrading our computer systems and software. For example, during Fiscal 2021, we began upgrading our value chain processes and technology to support advanced global capabilities for our supply and demand management solutions. In Fiscal 2021, we also migrated our analytics platform to the cloud to accelerate our advanced analytics capabilities across functions. We are also continually enhancing the consumer experience by adding new functionality to our direct-to-consumer channels.
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
See Item 1A — "Risk Factors — Risks Related to Information Systems and Data Security — A data security or privacy breach could damage our reputation and our relationships with our customers or employees, expose us to litigation risk, and adversely affect our business" and "Risk Factors — Risks Related to Information Systems and Data Security — Our business could suffer if our computer systems and websites are disrupted or cease to operate effectively."
Wholesale Credit Control
We manage our own credit function. We sell our merchandise principally to major department stores, specialty stores, and third-party digital partners, and extend credit based on an evaluation of the wholesale customer's financial capacity and condition, usually without requiring collateral. We monitor credit levels and the financial condition of our wholesale customers on a continuing basis to minimize credit risk. We do not factor or underwrite our accounts receivables, nor do we maintain credit insurance to manage the risk of bad debts. In North America, collection and deduction transactional activities are provided through a third-party service provider. See Item 1A — "Risk Factors — Risks Related to our Business and Operations — A substantial portion of our revenue is derived from a limited number of large wholesale customers. Our business could be adversely affected as a result of consolidations, liquidations, restructurings, other ownership changes in the retail industry, and/or any financial instability of our large wholesale customers."
Trademarks
We own the RALPH LAUREN, POLO, POLO RALPH LAUREN, and the famous Polo Player Design trademarks in the U.S. and over 120 countries worldwide. Other trademarks that we own include:
•PURPLE LABEL;
•DOUBLE RL;
•RRL & DESIGN;
•RLX;
•LAUREN RALPH LAUREN;
•PINK PONY;
•LAUREN;
•RALPH;
•POLO BEAR;
•CHAPS;
•CLUB MONACO; and
•Various other trademarks.
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
Our trademarks are the subject of registrations and pending applications throughout the world for use on a variety of items of apparel, apparel-related products and accessories, home furnishings, restaurant and café services, online services and online publications, and beauty products, as well as in connection with retail services, and we continue to expand our worldwide usage and registration of related trademarks. In general, trademarks remain valid and enforceable as long as the marks are used in connection with the related products and services and the required registration renewals are filed. We regard the license to use the trademarks and our other proprietary rights in and to the trademarks as extremely valuable assets in marketing our products and, on a worldwide basis, vigorously seek to protect them against infringement. As a result of the appeal of our trademarks, our products have been the object of counterfeiting. While we have a broad enforcement program which has been generally effective in protecting our intellectual property rights and limiting the sale of counterfeit products in the U.S. and in most major markets abroad, we face greater challenges with respect to enforcing our rights against trademark infringement in certain parts of Asia.
In markets outside of the U.S., our rights to some or all of our trademarks may not be clearly established. Over the course of our international expansion, we have experienced conflicts with various third parties who have acquired ownership rights in certain trademarks, including POLO and/or a representation of a Polo Player Design, which impede our use and registration of our principal trademarks. While such conflicts are common and may arise again from time to time as we continue our international expansion, we have, in general, successfully resolved such conflicts in the past through both legal action and negotiated settlements with third-party owners of the conflicting marks (see Item 1A — "Risk Factors — Risks Related to our Business and Operations — Our trademarks and other intellectual property rights may not be adequately protected outside the U.S." and Item 3 — "Legal Proceedings" for further discussion). Although we have not suffered any material restraints or restrictions on doing business in desirable markets in the past, we cannot assure that significant impediments will not arise in the future as we expand product offerings and introduce trademarks to new markets.

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
As almost all of our products are manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations or executive action affecting textile agreements, or changes in sourcing patterns could adversely affect our operations. See Item 1A — "Risk Factors — Risks Related to Regulatory, Legal, and Tax Matters — Our ability to conduct business globally may be affected by a variety of legal, regulatory, political, and economic risks" and "Risk Factors — Risks Related to our Business and Operations — Our business is subject to risks associated with importing products and the ability of our manufacturers to produce our goods on time and to our specifications."
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
Apparel and other products sold by us are under the jurisdiction of multiple governmental agencies, including, in the U.S., the Federal Trade Commission, the U.S. Fish and Wildlife Service, the Environmental Protection Agency, and the Consumer Products Safety Commission. Our products are also subject to regulation in the U.S. and other countries, including the U.S. Consumer Product Safety Improvement Act, which relate principally to product labeling, licensing requirements, and consumer product safety requirements and regulatory testing, particularly with respect to products used by children. Any failure to comply with such requirements could result in significant penalties and require us to recall products, which could have a material adverse effect on our business or operating results. We believe that we are in substantial compliance with these regulations, as well as applicable federal, state, local, and foreign rules and regulations governing the discharge of materials hazardous to the environment. We do not anticipate making any significant capital expenditures for environmental control matters either in the next fiscal year or in the near future. Our licensed products, licensing partners, buying/sourcing agents, and the vendors and factories with which we contract for the manufacture and distribution of our products are also subject to regulation. Our agreements require our licensing partners, buying/sourcing agents, vendors, and factories to operate in compliance with all applicable laws and regulations, and we are not aware of any violations which could reasonably be expected to have a material adverse effect on our business or operating results.
We are also subject to disclosure and reporting requirements, established under existing or new federal or state laws, such as the requirements to identify the origin and existence of certain "conflict minerals" under the Dodd-Frank Wall Street Reform and Consumer Protection Act, and disclosures of specific actions to eradicate abusive labor practices in our supply chain under the California Transparency in Supply Chains Act. While we require our suppliers to operate in compliance with all applicable laws and our operating guidelines which promote ethical and socially responsible business practices, any violation of labor, environmental, health, and safety or other laws, or any divergence by an independent supplier's labor practices from generally accepted industry standards, could damage our reputation, disrupt our sourcing capabilities, and increase the cost of doing business, adversely affecting our results of operations. See Item 1A — "Risk Factors — Risks Related to our Business and Operations — Our business could suffer if we fail to comply with labor laws or if one of our manufacturers fails to use acceptable labor or environmental practices."

Although we have not suffered any material restriction from doing business in desirable markets in the past, we cannot assure that significant impediments will not arise in the future as we expand product offerings and introduce additional trademarks to new markets.
Human Capital
Our purpose is to inspire the dream of a better life through authenticity and timeless style. This purpose extends to how we provide resources to support our employees' health, well-being, work-life harmony, and quality of life. We believe that attracting, developing, and retaining a diverse work force that is both skilled and motivated is critical to the successful execution of our long-term growth strategy. To this end, we are committed to creating a culture and work environment in which all employees feel welcome and can thrive, both as individuals and as part of our team.
Our Board of Directors regularly reviews our people and development strategy, including our employee diversity, respect, and inclusion initiatives.
Our Employees
As of March 27, 2021, we had approximately 20,300 employees, comprised of approximately 12,100 full-time and 8,200 part-time employees. Approximately 10,400 of our employees are located in the U.S. and 9,900 are located in foreign countries. Approximately 5 of our U.S. production employees in the womenswear business are members of Workers United (which was previously known as UNITE HERE) under an industry association collective bargaining agreement, which our womenswear subsidiary has adopted. We consider our relations with both our union and non-union employees to be good.
As of March 27, 2021, approximately 64% and 36% of our global workforce self-identified as female and male, respectively, and in the U.S., approximately 39% of our workforce self-identified as white and 60% self-identified as an underrepresented race and ethnic group.
Diversity and Inclusion
We believe the diversity of our employees and our culture of inclusivity drive innovation and creativity, and we are committed to further strengthening such diversity and inclusion across race, ethnicity, gender, sexual orientation, disability, and mental health and wellness, among other demographics, ensuring fairness for all. Our diversity and inclusion ("D&I") strategy is guided by the following five pillars:
1.Talent — Cultivate diverse teams and elevate underrepresented talent to leadership ranks. In calendar 2019, we achieved our goal to have gender parity in our leadership ranks for Vice President and above. We are committed to have at least 20% of People of Color in our global leadership team by calendar 2023.
2.Collaboration and Belonging — Enable open dialogue and create safe spaces for the amplification of diverse voices and perspectives. During Fiscal 2021, we implemented six new internal advisory councils, as discussed below, and employee resource groups. We expanded our RL Community Groups to include a Working Parents Network, focusing on our employees who are parents and caregivers. We also established a company manifesto with specific and action-oriented commitments to elevate, amplify, and support the Black Community.
3.Learning — Build an inclusive culture through awareness, education, and deployment of mandatory D&I trainings globally. During Fiscal 2021, we expanded inclusive leadership learning with the rollout of an unconscious bias, allyship, and advocacy training, which is also now included in our new hire onboarding. In addition, we have mentoring and professional development programs offering internal and external development and career acceleration programs for underrepresented talent. We also provided scholarship funds to academic programs supporting underrepresented students.
4.Communication and Messaging — Maximize our inclusive message and increase the transparency of our D&I initiatives. We gather direct feedback from our employees and measure their engagement to better understand how we can improve. In Fiscal 2021, we expanded our approach to solicit employee feedback, shifting from an annual company-wide survey to more frequent pulse surveys on topical issues, specifically focusing on the experiences of our underrepresented employees. For Fiscal 2022, we plan to return to our global annual employee survey.

5.Celebration and Recognition — Appreciate our unique differences and increase educational events for all employees with a focus on diverse experiences. In Fiscal 2021, we increased educational and celebratory events focused on diverse experiences with over 30 virtual D&I events with 10,000 participants globally. Our D&I efforts have been recognized in recent years, including being named a Best Place to Work for LGTBQIA+, receiving 100% on the Human Rights Campaign's Corporate Equality Index in calendar 2021 for the second year in a row, as well as being named Best Place to Advance for Women by Parity.Org.
During Fiscal 2021, we expanded our Global D&I Steering Committee whose members are directly accountable for executing on our D&I strategies ensuring consistent support to achieve our goals. This committee leads our newly created D&I Black and African American Commitment Working Groups, which provide a robust structural framework to action on our racial equity commitments. We also introduced advisory councils, including the Black Advisory Council, Asian Pacific Islander Council, Native American Council, and Hispanic, Latino, and Latinx Council, who advise our executive leadership team, marketing campaigns, and long-term programs and initiatives to amplify the voices of underrepresented groups at Ralph Lauren.
In addition to our robust D&I governance structure, our employees play a key role in embedding a culture of inclusion at Ralph Lauren through our other employee resource groups, including our Gender Community Group, Pride Group, and Disability, Mental Health, and Wellness Group. These groups promote dialogue, define D&I focus areas, and help us properly prioritize action plans and necessary resources to develop solutions.
Additional information relating to our D&I initiatives and goals can be found in our annual sustainability reports, which is available at our website at http://investor.ralphlauren.com under the caption "Global Citizenship & Sustainability Report." Our 2021 Global Citizenship & Sustainability Report is expected to be published in June 2021. The content of our sustainability reports is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.
Learning and Development
We are committed to the growth and development of our employees and offer a wide range of training programs for all levels. In addition to receiving ongoing on-the-job training and coaching, our employees can build skills and prepare for the future through our Ralph Lauren Learning Portal. We added new courses this year, many of which focus on remote working skills, as well as D&I education. We also support learning beyond our walls through tuition assistance. These collective learning and development programs help foster career mobility for our employees, while simultaneously allowing us to fill open positions with existing employees who know our company best.
Employee Safety and Well-Being
We are committed to the safety, health, and overall well-being of each of our employees and their families, providing a wide array of physical, emotional, social, and financial support to meet this objective. THRIVE, our global wellness program, provides access to benefits such as flexible work arrangements, volunteer events, and physical and mental wellness support. We gather direct feedback from our workforce, including through regular employee surveys, which allows us to measure their engagement and understand how we can improve.
Throughout the COVID-19 pandemic, our priority has been to ensure the safety and well-being of all of our employees, customers, and the communities in which we operate in around the world. In this regard, we have implemented new health and safety protocols in our stores, distribution centers, and corporate offices. We have also expanded employee well-being services in the U.S. to include additional backup childcare, as well as MyStrength, an online wellness portal. Globally, we host monthly wellness webinars and provide weekly meditation classes through our RL Well-Being Exchange program. Financial grants have also been provided through the Ralph Lauren Employee Relief Fund for employees facing special circumstances.
Compensation and Benefits
We are committed to providing competitive compensation and benefits to attract and retain a diverse and talented workforce. We are also committed to achieving pay equity throughout our organization, conducting biennial assessments with the assistance of an independent human capital management firm to analyze our employee compensation based on gender, race, and ethnicity. We offer a wide array of both employer-paid and employee-paid benefits to support our employees' overall financial, physical, and mental well-being, including, but not limited to, healthcare and welfare benefits, retirement savings, paid time off, temporary leave, sabbaticals, and flexible work arrangements. We also provide our employees a merchandise discount on most of our products. During Fiscal 2021, we expanded our medical benefits in the U.S. to our part-time employees, ensuring equitable benefits for our front-line employees. As a token of gratitude for their work during the COVID-19 pandemic, we also recently provided a one-time $1,000 bonus to each of our global frontline workers in May 2021. Additionally, we made COVID-19 vaccines available in our North Carolina Health Clinic with over 400 employees receiving their first dose from an onsite counselor.
Information About Our Executive Officers
The following are our current executive officers and their principal recent business experience:

Ralph Lauren	Age 81	Mr. Ralph Lauren founded our business in 1967 and, for five decades, has cultivated the iconography of America into a global lifestyle brand. He has been our Executive Chairman and Chief Creative Officer since November 2015, and a director of the Company since prior to our initial public offering in 1997. He had previously been our Chairman and Chief Executive Officer since prior to our initial public offering in 1997 until November 2015. In addition, he was previously a member of our Advisory Board or the Board of Directors of our predecessors since their organization.

Patrice Louvet	Age 56	Mr. Louvet has served as our President and Chief Executive Officer, and a director of the Company since July 2017. Prior to joining the Company, he served as the Group President, Global Beauty, of Procter & Gamble Co. ("P&G") since February 2015. Prior to that role, Mr. Louvet held successively senior leadership positions at P&G, including the roles of Group President, Global Grooming (Gillette), and President of P&G's Global Prestige Business. Before he joined P&G, he served as a Naval Officer, Admiral Aide de Camp in the French Navy from 1987 to 1989. Mr. Louvet graduated from École Supérieure de Commerce de Paris and received his M.B.A. from the University of Illinois. He has served as a member of the board of directors of Bacardi Limited since July 2012 and as a member of the board of directors of the National Retail Federation since January 2020.

Jane Hamilton Nielsen	Age 57	Ms. Nielsen has been our Chief Financial Officer since September 2016 and our Chief Operating Officer since March 2019. She served as Chief Financial Officer of Coach, Inc. from September 2011 to August 2016. From 2009 to 2011, she was Senior Vice President and Chief Financial Officer of PepsiCo Beverages Americas and the Global Nutrition Group, divisions of PepsiCo, Inc., with responsibility for all financial management including financial reporting, performance management, capital allocation, and strategic planning. Prior to that, Ms. Nielsen held various senior roles in finance at PepsiCo, Inc. and Pepsi Bottling Group starting in 1996. She also serves on the board of directors of Mondelez International since May 2021, and previously served on the board of directors of Pinnacle Foods Inc. Ms. Nielsen received her M.B.A. from the Harvard Business School and B.A. from Smith College.

Andrew Howard Smith	Age 50	Mr. Smith has served as our Chief Commercial Officer since April 2019. He has been with our Company for over 17 years, having worked in various capacities based in the U.S., Europe, and Asia. Prior to his current role, he was responsible for our International Division based in Geneva, Switzerland, with general management responsibility for all markets outside of North America. Prior to this, he led our businesses across Asia as Group President of Asia Pacific, and before that he was responsible for our Japan market as President & Representative Director of Japan. His roles before this include SVP Global Supply Chain, based in New York, where he worked around the world on operational acquisition integrations through our license buy-back phase, and various roles based in Europe in Supply Chain, Sales Order Management, and Merchandise Allocation. He has been instrumental in turning our Asia businesses to growth, and driving brand elevation and accelerating profitable growth across all of our International markets. Prior to joining our Company, Mr. Smith served as Head of Supply Chain for Selfridges & Co., the UK based department store group. Mr. Smith is a graduate of City, University of London.

David Lauren	Age 49	Mr. David Lauren is our Chief Innovation Officer, Strategic Advisor to the CEO, and Vice Chairman of the Board. He has served as our Chief Innovation Officer and Vice Chairman of the Board since October 2016. From November 2010 to October 2016, he served as our Executive Vice President of Global Advertising, Marketing and Communications. Prior to that, he served in numerous leadership roles at the Company with responsibility for advertising, marketing, and communications. He has been a director of the Company since August 2013. Mr. D. Lauren oversees the Company's innovation processes and capabilities to drive its brand strength and financial performance across all channels. He has been instrumental in growing the Company's global digital commerce business and pioneering our technology initiatives. He serves on the board of trustees of the Ralph Lauren Center for Cancer Care and Prevention and the board of directors of The National Museum of American History. Mr. D. Lauren is also the President of the Ralph Lauren Corporate Foundation (formerly known as the Polo Ralph Lauren Foundation). Before joining the Company in 2000, he was Editor-In-Chief and President of Swing, a general interest publication for Generation X. Mr. D. Lauren is the son of Mr. R. Lauren.
Item 1A.    Risk Factors
There are risks associated with an investment in our securities. The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report on Form 10-K. Any of the following risk factors could materially adversely affect our business, including our prospects, results of operations, financial condition, liquidity, the trading price of our securities, and/or the actual outcome of matters as to which forward-looking statements are made in this report. Additional risks and uncertainties not currently known to us or that we currently view as immaterial may also materially adversely affect our business in future periods or if circumstances change.
Risks Related to Macroeconomic Conditions
Infectious disease outbreaks, such as the COVID-19 pandemic, could have a material adverse effect on our business.
Our business could be adversely affected by infectious disease outbreaks, such as the novel strain of coronavirus commonly referred to as COVID-19. COVID-19, which emerged beginning in the fourth quarter of Fiscal 2020, has spread rapidly across the globe, including throughout all major geographies in which we operate (North America, Europe, and Asia), resulting in adverse economic conditions and business disruptions, as well as significant volatility in global financial markets. Governments worldwide have periodically imposed varying degrees of preventative and protective actions, such as temporary travel bans, stay-at-home orders, and forced business closures or other operational restrictions, including reduced capacity limits and operating hours, all in an effort to reduce the spread of the virus. Such factors, among others, have resulted in a significant decline in retail traffic, tourism, and consumer spending on discretionary items.
As a result of the COVID-19 pandemic, we have experienced varying degrees of business disruptions and periods of closure of our stores, distribution centers, and corporate facilities, as have our wholesale customers, licensing partners, suppliers, and vendors, as described in Item 1 — "Business — Recent Developments." Collectively, these disruptions have had a material adverse impact on our business throughout Fiscal 2021. Despite the introduction of COVID-19 vaccines, the pandemic remains highly volatile and continues to evolve. Accordingly, we cannot predict for how long and to what extent this crisis will continue to impact our business operations or the global economy as a whole. Potential impacts to our business include, but are not limited to:
•our ability to successfully execute our long-term growth strategy;
•reduced retail traffic at our stores and those of our wholesale customers and licensing partners due to forced closures or other operational restrictions, such as reduced capacity limits and operating hours, declines in tourism, and/or potential changes in consumer behavior and shopping preferences, such as their willingness to congregate in shopping centers or other populated locations;
•potential declines in the level of consumer purchases of discretionary items and luxury retail products, including our products, caused by higher unemployment and lower disposal income levels, travel and social gathering restrictions, work-from-home arrangements, or other factors beyond our control;
•the potential build-up of excess inventory as a result of store closures and/or lower consumer demand;

•our ability to generate sufficient cash flows to support our operations, including repayment of our debt obligations as they become due, as well as to return value to our shareholders in the form of dividend payments and repurchases of our common stock;
•the potential loss of one or more of our significant wholesale customers or licensing partners, or the loss of a large number of smaller wholesale customers or licensing partners, if they are not able to withstand prolonged periods of adverse economic conditions, and our ability to collect outstanding receivables;
•temporary closures or other operational restrictions of our distribution centers and/or corporate facilities;
•supply chain disruptions resulting from closed factories, reduced workforces, scarcity of raw materials, and scrutiny or embargoing of goods produced in infected areas, including any related cost increases;
•our ability to access capital markets and maintain compliance with covenants associated with our existing debt instruments, as well as the ability of our key customers, suppliers, and vendors to do the same with regard to their own obligations;
•our ability to successfully negotiate with landlords to obtain rent abatements, rent deferrals, and other relief;
•additional costs to protect the health and safety of our employees, customers, and communities, such as more frequent and thorough cleanings of our facilities and supplying personal protection equipment;
•diversion of management attention and resources from ongoing business activities and/or a decrease in employee morale; and
•our ability to maintain an effective system of internal controls and compliance with the requirements under the Sarbanes-Oxley Act of 2002.
Additional discussion related to the various risks and uncertainties described above is included elsewhere within this "Risk Factors" section of our Form 10-K.
Economic, political, and other conditions may adversely affect the level of consumer purchases of discretionary items and luxury retail products, including our products.
The industries in which we operate are cyclical. Many economic and other factors outside of our control affect the level of consumer spending in the apparel, footwear, accessory, and home product industries, including, among others, man-made or natural disasters, including pandemic diseases such as COVID-19; consumer perceptions of personal well-being and safety; consumer perceptions of current and future economic conditions; employment levels and wage rates; stock market performance; inflation; interest rates; foreign currency exchange rates; the housing market; consumer debt levels; the availability of consumer credit; commodity prices, including fuel and energy costs; taxation; general domestic and international political conditions; the threat, outbreak, or escalation of terrorism, military conflicts, or other hostilities; and weather conditions.
Consumer purchases of discretionary items and luxury retail products, including our products, tend to decline during recessionary periods and at other times when disposable income is lower. Unfavorable economic conditions and other factors, such as pandemic diseases and other health-related concerns, political unrest, war, and acts of terrorism, may also reduce consumers' willingness and ability to travel to major cities and vacation destinations in which our stores and shop-within-shops are located. Further, consumers may prefer to spend more of their discretionary income on "experiences," such as dining and entertainment, over consumer goods. Stay-at-home orders, social gathering restrictions, and work-from-home arrangements, such as those resulting from the COVID-19 pandemic, may also diminish consumers’ demand for luxury apparel products. Accordingly, a downturn or an uncertain outlook in the economies in which we, or our wholesale customers and licensing partners, sell our products, or other changes in consumer preferences, may materially adversely affect our business.
Economic conditions could have a negative impact on our major customers, suppliers, vendors, and lenders, which in turn could materially adversely affect our business.
Although we believe that our existing cash and investments, cash provided by operations, and available borrowing capacity under our credit and overdraft facilities and commercial paper borrowing program will provide us with sufficient liquidity, the impact of economic conditions on our major customers, suppliers, vendors, and lenders, including those resulting from the COVID-19 pandemic, and their ability to access global capital markets cannot be predicted. The inability of major manufacturers to ship our products could impair our ability to meet the delivery date requirements of our customers. Deterioration in global financial or capital markets could affect our ability to access sources of liquidity to provide for our future cash needs, increase the cost of any future financing, or cause our lenders to be unable to meet their funding commitments under our credit and overdraft facilities. A disruption in the ability of our significant customers to access liquidity could cause serious disruptions or an overall deterioration of their businesses which could lead to a significant reduction in their future orders of our products and the inability or failure on their part to meet their payment obligations to us, any of which could have a material adverse effect on our business.
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
Although we hedge certain exposures to changes in foreign currency exchange rates arising in the ordinary course of business, we cannot fully anticipate all of our currency exposures and therefore foreign currency fluctuations may have a material adverse impact on our business. In addition, factors that could impact the effectiveness of our hedging activities include the volatility of currency markets, the accuracy of forecasted transactions, and the availability of hedging instruments. As such, our hedging activities may not completely mitigate the impact of foreign currency fluctuations on our results of operations. See Item 7 — "Management's Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Management."
Risks Related to our Strategic Initiatives and Restructuring Activities
We cannot assure the successful implementation of our growth strategy.
We have developed a long-term growth strategy with the objective of delivering sustainable, profitable growth and long-term value creation for shareholders, as described in Item 1 — "Business — Objectives and Opportunities." Our ability to successfully execute our growth strategy is subject to various risks and uncertainties, as described herein.
Although we believe that our growth strategy will lead to long-term growth in revenue and profitability, there can be no assurance regarding the timing of or extent to which we will realize the anticipated benefits, if at all. Our failure to realize the anticipated benefits, which may be due to our inability to execute the various elements of our growth strategy, changes in consumer preferences, competition, economic conditions, and other risks described herein, including those related to the COVID-19 pandemic, could have a material adverse effect on our business. Such a failure could also result in the implementation of additional restructuring-related activities beyond those currently planned, which may be dilutive to our earnings in the short term.
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
Implementation of our growth strategy involves the continuation and expansion of our multi-channel distribution network, including within international markets such as China, which is subject to many factors, including, but not limited to, our ability to:
•identify new or underpenetrated markets where our products and brand will be accepted by consumers;
•attract customers, particularly in new markets;
•identify desirable freestanding and department store locations, the availability of which may be out of our control;

•negotiate acceptable lease terms, including desired tenant improvement allowances;
•efficiently and cost effectively build-out stores and shop-within-shops;
•source sufficient inventory levels to meet the needs of the new stores and shop-within-shops;
•hire, train, and retain competent store personnel; and
•integrate new stores and shop-within-shops into our existing systems and operations.
Any of these challenges could delay or otherwise prevent us from successfully executing our distribution expansion strategy. There can be no assurance that our new stores and shop-within-shops will be successful and profitable or if the capital costs associated with the build-out of such new locations will be recovered. Further, entry into new markets may bring us into competition with new or existing competitors that have a more established market presence than us or other competitive advantages. Other risks related to our international expansion plans include general economic conditions in specific countries and markets, changes in diplomatic and trade relationships and any resulting anti-American sentiment, political instability, and foreign government regulation, among other risks described herein. If our expansion plans are unsuccessful or do not deliver an appropriate return on our investments, our business, results of operations, and financial condition could be adversely affected.
The success of our business also depends largely on our ability to continue to maintain, enhance, and expand our digital footprint and capabilities. In recent years, consumers have been increasingly shopping online using computers, smartphones, tablets, and other devices. The COVID-19 pandemic has further amplified this trend due in part to travel bans, stay-at-home orders, forced business closures, and other operational restrictions, which impede upon the ease at which consumers can shop at brick and mortar locations. Many consumers may also prefer to avoid populated locations, such as indoor shopping centers, in fear of exposing themselves to the virus or other infectious diseases. Any failure on our part, or on the part of our third-party digital partners, to provide attractive, reliable, secure, and user-friendly digital commerce platforms, including mobile apps, could negatively impact our customers' shopping experience resulting in reduced website traffic, diminished loyalty to our brands, and lost sales. In addition, as we continue to expand and increase the global presence of our digital commerce business, sales from our brick and mortar stores and wholesale channels of distribution in areas where digital commerce sites are introduced may decline due to changes in consumer shopping habits and cannibalization.
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
The industries in which we operate have historically been subject to rapidly changing fashion trends and consumer preferences. Our success depends in large part on our ability to originate and define fashion product and home product trends, as well as to anticipate, gauge, and react to changing consumer preferences in a timely manner. Our products must appeal to a broad range of consumers worldwide whose preferences cannot be predicted with certainty and are subject to rapid change, influenced by fashion trends, economic conditions, and weather conditions, among other factors. This issue is further compounded by the increasing use of digital and social media by consumers and the speed by which information and opinions are shared across the globe. We cannot assure that we will be able to continue to develop appealing styles or successfully meet constantly changing consumer preferences in the future. In addition, we cannot assure that any new products or brands that we introduce will be successfully received by consumers. Any failure on our part to anticipate, identify, and respond effectively to changing consumer preferences and fashion trends could adversely affect consumer acceptance of our products and leave us with a substantial amount of unsold inventory or missed opportunities. Conversely, if we underestimate consumer demand for our products or if manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages. Any of these outcomes could have a material adverse effect on our business. For a discussion of risks related to our inventory management, see "Risks Related to our Strategic Initiatives and Restructuring Activities — Our profitability may decline if we are unable to effectively manage inventory or as a result of increasing pressure on margins."
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

The success of our business also depends on our ability to continue to develop and maintain a reliable omni-channel experience for our customers, as well as our ability to introduce new Connected Retail capabilities, such as virtual clienteling, Buy Online-Ship to Store, Buy Online-Pick Up in Store, curbside pickup, appointment scheduling, and mobile checkout. Our business has evolved from an in-store experience to a shopping experience through multiple technologies, including computers, smartphones, tablets, and other devices, as our customers have become increasingly technologically savvy. We are increasingly using digital and social media platforms to interact with customers and enhance their shopping experience. If we are unable to develop and continuously improve our customer-facing technologies, we may not be able to provide a convenient and consistent experience to our customers regardless of the sales channel. This could negatively affect our ability to compete with other retailers and result in diminished loyalty to our brands, which could adversely impact our business.
We have also implemented, and expect to continue to implement, new store design concepts as part of our growth strategy. There can be no assurance that any of our store designs will resonate with customers or otherwise achieve the desired sales and profitability measures necessary to recover our initial capital investments. If customers are not receptive to the design layout or visual merchandising of our stores, our business could be adversely affected. In addition, the failure of our store designs to achieve acceptable results could lead to our decision to close a store prior to the lease expiration date. For additional discussion of risks related to the early termination of our leases, see "Risks Related to our Business and Operations — Our business is subject to risks associated with leasing real estate and other assets under long-term, non-cancellable leases."
Our profitability may decline if we are unable to effectively manage inventory or as a result of increasing pressure on margins.
We have implemented key strategic initiatives designed to optimize our inventory levels and improve the efficiency and responsiveness of our supply chain. Although we have shortened lead times for the design, sourcing, and production of certain of our product lines, we expect to continue to place orders with our vendors for the majority of products in advance of the related selling season. As a result, we are vulnerable to changes in consumer preferences and demand and pricing shifts. Our failure to continue to shorten lead times or to correctly anticipate consumer preferences and demand could result in the build-up of excess inventory. Other factors beyond our control could also result in the build-up of excess inventory, including unforeseen adverse economic conditions or business disruptions, such as those caused by the COVID-19 pandemic. Excess inventory levels could result in the utilization of less-preferred distribution channels, markdowns, promotional sales, donations, or destruction to dispose of such excess or slow-moving inventory, which may negatively impact our overall profitability and/or impair the image of our brands. Conversely, if we underestimate consumer demand for our products or if manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages, which may negatively impact customer relationships, diminish brand loyalty, and result in lost sales. Any of these outcomes could have a material adverse effect on our business.
Additionally, our industry is subject to significant pricing pressure caused by many factors, including intense competition and a highly promotional retail environment, consolidation in the retail industry, pressure from retailers to reduce the costs of products, and changes in consumer spending patterns. Although we continue to limit our promotional activity in connection with our quality of sales initiatives, these factors may cause us to reduce our sales prices to retailers and consumers, which could cause our gross margin to decline if we are unable to appropriately manage inventory levels and/or otherwise offset price reductions with comparable reductions in our costs. If our sales prices decline and we fail to sufficiently reduce our product costs or operating expenses, our profitability will decline. In addition, changes in our customer, channel, and geographic sales mix could have a negative impact on our profitability. Any of these outcomes could have a material adverse effect on our business.
We may not fully realize the expected cost savings and/or operating efficiencies from our restructuring plans.
We have implemented restructuring plans to support key strategic initiatives, such as the Fiscal 2021 Strategic Realignment Plan, as described in Item 1 — "Business — Recent Developments." Although designed to deliver long-term sustainable growth, restructuring plans present significant potential risks that may impair our ability to achieve anticipated operating enhancements and/or cost reductions, or otherwise harm our business, including:
•higher than anticipated costs in implementing planned workforce reductions, particularly in highly regulated locations outside the U.S.;
•higher than anticipated lease termination and store or facility closure costs (see "Risks Related to our Business and Operations — Our business is subject to risks associated with leasing real estate and other assets under long-term, non-cancellable leases");

•failure to meet operational targets or customer requirements due to the loss of employees or inadequate transfer of knowledge;
•failure to maintain adequate controls and procedures while executing, and subsequent to completing, our restructuring plans;
•diversion of management attention and resources from ongoing business activities and/or a decrease in employee morale;
•attrition beyond any planned reduction in workforce; and
•damage to our reputation and brand image due to our restructuring-related activities, including the closure of certain of our stores.
If we are not successful in implementing and managing our restructuring plans, we may not be able to achieve targeted operating enhancements, sales growth, and/or cost reductions, which could adversely impact our business. Our failure to achieve targeted results for any reason, including business disruptions from pandemic diseases such as COVID-19, could also lead to the implementation of additional restructuring-related activities, which may be dilutive to our earnings in the short term.
Risks Related to our Business and Operations
The loss of the services of Mr. Ralph Lauren or any other changes to our executive and senior management team may be disruptive to, or cause uncertainty in, our business.
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
We also depend on the service and management experience of other key executive officers and members of senior management who have substantial experience and expertise in our industry and our business and have made significant contributions to our growth and success. Competition in our industry to attract and retain these employees is intense and is influenced by our reputation, our ability to offer competitive compensation and benefits, and economic conditions, among other factors. Any changes in our executive and senior management team, including those resulting from our restructuring actions, may be disruptive to, or cause uncertainty in, our business and future strategic direction. The departure of any key individuals and the failure to ensure a smooth transition and effective transfer of knowledge involving senior employees could hinder or delay our strategic planning and execution, as well as adversely affect our ability to attract and retain other experienced and talented employees. Such departures could also impede our ability to maintain an effective system of internal controls and compliance with the requirements under the Sarbanes-Oxley Act of 2002. Any such disruptions could have a material adverse impact on our business.
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
We face increasing competition from companies selling apparel, footwear, accessories, home, and other of our product categories through the Internet. Although we sell our products through the Internet, increased competition and promotional activity in the worldwide apparel, footwear, accessory, and home product industries from Internet-based competitors could reduce our sales, prices, and margins. We also face intense competition from other domestic and foreign fashion-oriented apparel, footwear, accessory, and casual apparel producers that sell products through brick and mortar stores and wholesale and licensing channels. We compete with these companies primarily on the basis of:
•anticipating and responding in a timely fashion to changing consumer demands and shopping preferences, including the ever-increasing shift to digital brand engagement, social media communications, and online shopping;

•creating and maintaining favorable brand recognition, loyalty, and a reputation for quality;
•developing and producing innovative, high-quality products in sizes, colors, and styles that appeal to consumers of varying age groups;
•competitively pricing our products and creating an acceptable value proposition for consumers;
•providing strong and effective marketing support;
•providing attractive, reliable, secure, and user-friendly digital commerce sites;
•obtaining sufficient retail floor space and effective presentation of our products at stores and shop-within-shops;
•attracting consumer traffic to stores, shop-within-shops, and digital commerce sites;
•sourcing raw materials at cost-effective prices;
•anticipating and maintaining proper inventory levels;
•ensuring product availability and optimizing supply chain and distribution efficiencies with third-party manufacturers and retailers;
•maintaining and growing market share;
•recruiting and retaining key employees;
•protecting our intellectual property; and
•ability to withstand prolonged periods of adverse economic conditions or business disruptions.
Some of our competitors may be significantly larger and more diversified and may have greater financial, marketing, and distribution resources, more desirable store locations, and/or greater digital commerce presence than us, among other competitive advantages. Such competitive advantages may enable them to better withstand unfavorable economic conditions, compete more effectively on the basis of price and production, and/or more quickly respond to rapidly changing fashion trends and consumer preferences than us. In addition, technological advances and the retail industry's low barriers to entry allow for the introduction of new competitors and products at a rapid pace. Any increased competition, or our failure to adequately address any of these competitive factors, could result in reduced market share or sales, which could adversely affect our business.
The success of our business depends on our ability to retain the value and reputation of our brands.
Our success depends on the value and reputation of our brands and our ability to consistently anticipate, identify, and respond to customers' demands, preferences, and fashion trends in the design, pricing, and production of our products, including the preference for certain products to be manufactured in the U.S. Any negative publicity regarding Mr. R. Lauren, or other members of our executive and senior management team, or our Company as a whole, especially through social media which accelerates and increases the potential scope of negative publicity, could negatively impact the image of our brands with our customers and result in diminished loyalty to our brands, even if the subject of such publicity is unverified or inaccurate and we seek to correct it. There is also increased focus from consumers, employees, investors, and other stakeholders concerning corporate citizenship and sustainability matters. Although we have established certain long-term initiatives and goals regarding our impact on the environment and society as a whole, including our diversity and inclusion initiatives, there can be no assurance that our various stakeholders will agree with our initiatives or if we will be successful in achieving our goals. Our failure to comply with ethical, social, product safety, labor, health, environmental, privacy, or other standards and regulations could damage the reputation of our brands and lead to adverse consumer actions and/or investment decisions by investors, as well as expose us to government enforcement action and/or private litigation. Even if we react appropriately to negative publicity, our customers' perception of our brand image and our reputation could be negatively impacted. Any failure on our part to retain the value and reputation of brands could adversely impact our business.
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
We do not own or operate any manufacturing facilities and depend exclusively on independent third parties for the manufacture of our products. Our products are manufactured to our specifications through arrangements with over 300 foreign manufacturers in various countries. In Fiscal 2021, approximately 97% of our products (by dollar value) were produced outside of the U.S., primarily in Asia, Europe, and Latin America, with approximately 20% of our products sourced from China and another 20% from Vietnam. Risks inherent in importing our products include:
•pandemic diseases, such as COVID-19, which could result in closed factories, reduced workforces, scarcity of raw materials, port congestion, and scrutiny or embargoing of goods produced in infected areas;
•changes in social, political, and economic conditions or terrorist acts that could result in the disruption of trade from the countries in which our manufacturers or suppliers are located;
•the imposition of additional regulations, quotas, or safeguards relating to imports or exports, and costs of complying with such regulations and other laws relating to the identification and reporting of the sources of raw materials used in our products;
•the imposition of additional duties, tariffs, taxes, and other charges on imports or exports;
•unfavorable changes in the availability, cost, or quality of raw materials and commodities;
•increases in the cost of labor, travel, and transportation;
•disruptions of shipping and international trade caused by natural and man-made disasters, labor shortages (stemming from labor disputes, strikes, or otherwise), or other unforeseen events;
•heightened terrorism-related cargo and supply chain security concerns, which could subject imported or exported goods to additional, more frequent, or more thorough inspections, leading to delays in the delivery of cargo;
•decreased scrutiny by customs officials for counterfeit goods, leading to lost sales, increased costs for our anti-counterfeiting measures, and damage to the reputation of our brands; and
•the imposition of sanctions in the form of additional duties either by the U.S. or its trading partners to remedy perceived illegal actions by national governments.
In addition, the inability of a manufacturer to ship orders of our products in a timely manner or to meet our strict quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries, or a substantial reduction in purchase prices. Prices of raw materials used to manufacture our products may also fluctuate significantly as a result of many factors, including general economic conditions, energy prices, crop yields, and availability of labor and the related costs of such labor. Any increases in prices of such raw materials could have a material adverse effect on our cost of sales. Furthermore, the cost of labor at many of our third-party manufacturers has been increasing significantly and, as the middle class in developing countries such as China continues to grow, it is unlikely that such cost pressure will abate. The cost of transportation remains significant as well, and it is likely that such cost will fluctuate significantly if oil prices remain volatile. We may not be able to offset such increases in raw materials, freight, or labor costs through pricing actions or other means.
Any one of these factors could have a material adverse effect on our business. For a discussion of risks related to the potential imposition of additional regulations and laws, see "Risks Related to Regulatory, Legal, and Tax Matters — Our ability to conduct business globally may be affected by a variety of legal, regulatory, political, and economic risks."

Our business could suffer if we need to replace manufacturers or distribution centers.
We do not own or operate any manufacturing facilities and depend exclusively on independent third parties for the manufacture of our products. We compete with other companies for the production capacity of our manufacturers. Some of these competitors may place larger orders than we do, and thus may have an advantage in securing production capacity. If we experience a significant increase in demand, or if an existing manufacturer of ours must be replaced, we may have to expand our third-party manufacturing capacity. We cannot guarantee that this additional capacity will be available when required on terms that are acceptable to us. See Item 1 — "Business — Sourcing, Production and Quality." We enter into purchase order commitments each season specifying a time for delivery, method of payment, design and quality specifications, and other standard industry provisions, but do not have long-term contracts with any manufacturer. None of the manufacturers we use produce our products exclusively.
In addition, we rely on a number of owned, leased, and independently-operated distribution facilities around the world to warehouse and ship products to our customers and perform other related logistic services. Our ability to meet the needs of our customers depends on the proper operation of these distribution centers. Our distributions centers generally utilize computer-controlled and automated equipment, which are subject to various risks, including software viruses, security breaches, power interruptions, or other system failures. If any of our distribution centers were to close or become inoperable or inaccessible for any reason, including pandemic diseases such as COVID-19, or if we fail to successfully consolidate existing facilities or transition to new facilities, we could experience a substantial loss of inventory, disruption of deliveries to our customers and our stores, increased costs, and longer lead times associated with the distribution of products during the period that would be required to reopen or replace the facility. Any such disruptions could have a material adverse effect on our business.
We also rely upon third-party transportation providers for substantially all of our product shipments, including shipments to and from our distribution centers, to our stores and shop-within-shops, and to our digital commerce and wholesale customers. Our utilization of these shipping services is subject to various risks, including, but not limited to, potential labor shortages (stemming from labor disputes, strikes, or otherwise), severe weather, and pandemic diseases, which could delay the timing of shipments, and increases in wages and fuel prices, which could result in higher transportation costs. Any delays in the timing of our product shipments or increases in transportation costs could have a material adverse effect on our business.
Our business is subject to risks associated with leasing real estate and other assets under long-term, non-cancellable leases.
We generally operate most of our stores and corporate facilities under long-term, non-cancellable leasing arrangements. Our retail store leases typically require us to make minimum rental payments, and often contingent rental payments based upon sales. In addition, our leases generally require us to pay our proportionate share of the cost of insurance, taxes, maintenance, and utilities. We generally cannot cancel our leases at our option. If we decide to close a store, or if we decide to downsize, consolidate, or relocate any of our corporate facilities, we may be required to record an impairment charge and/or exit costs associated with the disposal of the store or corporate facility. In addition, we may remain obligated under the applicable lease for, among other things, payment of the base rent for the remaining lease term, even after the space is exited or otherwise closed and even if such closures are beyond our control (such as the recent forced store closures resulting from the COVID-19 pandemic). Such costs and obligations related to the early or temporary closure of our stores or termination of our leases could have a material adverse effect on our business. In addition, as each of our leases naturally expires, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could lead to store closures resulting in lost sales.
A substantial portion of our revenue is derived from a limited number of large wholesale customers. Our business could be adversely affected as a result of consolidations, liquidations, restructurings, other ownership changes in the retail industry, and/or any financial instability of our large wholesale customers.
Several of our department store customers, including some under common ownership, account for a significant portion of our wholesale net sales. A substantial portion of sales of our licensed products by our domestic licensing partners are also made to our largest department store customers. Sales to our three largest wholesale customers accounted for approximately 14% of total net revenues for Fiscal 2021, and these customers accounted for approximately 30% of our total gross trade accounts receivable outstanding as of March 27, 2021. Substantially all sales to our three largest wholesale customers related to our North America segment.
We typically do not enter into long-term agreements with our customers. Instead, we enter into a number of purchase order commitments with our customers for each of our product lines every season. A decision by the controlling owner of a group of stores or any other significant customer, whether motivated by economic conditions, financial difficulties, competitive conditions, or otherwise, to decrease or eliminate the amount of merchandise purchased from us or our licensing partners or to change their manner of doing business with us or our licensing partners or their new strategic and operational initiatives, including their continued focus on further development of their "private label" initiatives, could have a material adverse effect on our business.
The department store sector has also experienced numerous consolidations, restructurings, reorganizations, and other ownership changes in recent years, which could potentially increase in frequency as a result of prolonged periods of adverse economic conditions, such as those being caused by the COVID-19 pandemic, or changes in consumer shopping preferences, such as the increasing shift away from traditional brick and mortar wholesale retailers to larger online retailers. Our wholesale customers have experienced significant business disruptions as a result of the pandemic, including declines in retail traffic, temporary store closures, and other operational restrictions. There can be no assurance that our wholesale customers have adequate financial resources and/or access to additional capital to withstand prolonged periods of such adverse economic conditions. The loss of one or more significant wholesale customers, or the loss of a large number of smaller wholesale customers, could have a material adverse effect on our business.
Further, even prior to the COVID-19 pandemic, certain of our large wholesale customers, particularly those located in the U.S., have been highly promotional and have aggressively marked down their merchandise, including our products. The continuation of such promotional activity could negatively impact our brand image and/or lead to requests from those customers for increased markdown allowances at the end of the season. In response and in connection with our growth plan, we strategically reduce shipments to certain of our customers and close less productive doors when deemed appropriate.
We sell our wholesale merchandise primarily to major department stores, specialty stores, and third-party digital partners across North America, Europe, Asia, and Australia, and extend credit based on an evaluation of each wholesale customer's financial condition, usually without requiring collateral. However, the financial difficulties of a wholesale customer, including those resulting from the COVID-19 pandemic, could cause us to limit or eliminate our business with that customer. We may also assume more credit risk relating to that customer's receivables. Our inability to collect on our trade accounts receivable from any one of these customers could have a material adverse effect on our business. See Item 1 — "Business — Wholesale Credit Control."
We have a substantial amount of indebtedness which could restrict our ability to engage in additional capital-related transactions in the future.
As of March 27, 2021, our consolidated indebtedness was approximately $1.633 billion, comprised of our outstanding borrowings under Senior Notes. We also maintain several credit and overdraft facilities, including our Global Credit Facility, which collectively had a remaining availability of approximately $571 million as of March 27, 2021. Accordingly, the amount of our indebtedness could further increase materially if we decide to draw upon our credit or overdraft facilities.
We rely on our operating cash flows to repay our outstanding borrowings, as well as to fund any working capital needs, capital expenditures, dividend payments, share repurchases, and other general corporate purposes. Prolonged periods of adverse economic conditions or business disruptions in any of our key regions, or a combination thereof, such as those resulting from the COVID-19 pandemic, could impede our ability to pay our obligations as they become due or return value to our shareholders, as well as delay previously planned expenditures related to our operations. Credit rating agencies also periodically review our capital structure and our ability to generate earnings. A prolonged period of deteriorated financial performance or our inability to comply with debt covenants (as discussed below) could make future financing more difficult to secure and/or expensive. Further, factors beyond our control, such as adverse economic conditions, could disrupt capital markets and limit the availability or willingness of financial institutions to extend capital to us in the future.
Certain of our debt instruments contain a number of affirmative and negative covenants. On May 26, 2020, we entered into an amendment to our Global Credit Facility that relaxed certain financial covenants while providing additional restrictions under our negative covenants for a specified period of time as further described in Note 11 to the accompanying consolidated financial statements. Our amended Global Credit Facility also contains representations and warranties, including that there has been no material adverse change in the business, operations, property, or condition (financial or otherwise) of the Company and its subsidiaries, taken as a whole. Our failure to comply with such covenants or representations and warranties, or otherwise secure temporary waivers of non-compliance, could result in the termination of the related facilities and/or our lenders demanding any amounts outstanding to be immediately repaid, which could have a material adverse effect on our business. Further, even if we are able to obtain waivers of non-compliance, such waivers may result in incremental fees, higher interest rates, and/or additional restrictions and covenants.

We rely on our licensing partners to preserve the value of our licenses. Failure to maintain licensing partners could harm our business.
The risks associated with our own products also apply to our licensed products in addition to any number of possible risks specific to a licensing partner's business, including risks associated with a particular licensing partner's ability to (i) obtain capital; (ii) execute its business plans; (iii) manage its labor relations; (iv) maintain relationships with its suppliers and customers; (v) generate sufficient cash flows to fund its operations and pay its obligations as they become due, including minimum royalties due to us; (vi) withstand prolonged periods of adverse economic conditions, such as those being caused by the COVID-19 pandemic; and (vii) manage its credit and bankruptcy risks effectively.
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
Our operations, including retail, distribution, and warehousing operations, are susceptible to man-made or natural disasters, including pandemic diseases such as COVID-19, severe weather, geological events, and other catastrophic events, such as terrorist attacks and military conflict, any of which could disrupt our operations. In addition, the operations of our customers and suppliers could experience similar disruptions. The occurrence of natural disasters or other catastrophic events may result in sudden disruptions in the business operations of the local economies affected, as well as of the regional and global economies. The occurrence of such events could also adversely affect financial markets and the availability of capital. In addition, our business can be affected by unseasonable weather conditions, such as extended periods of unseasonably warm temperatures in the winter or unseasonably cold temperatures in the summer. Any of these events could result in decreased demand for our products and disruptions in our sales channels and manufacturing and distribution networks, which could have a material adverse effect on our business.
Risks Related to Information Systems and Data Security
A data security or privacy breach could damage our reputation and our relationships with our customers or employees, expose us to litigation risk, and adversely affect our business.
We are dependent on information technology systems and networks, including the Internet, for a significant portion of our direct-to-consumer sales, including our digital commerce operations and retail business credit card transaction authorization and processing. We are also responsible for storing data relating to our customers and employees and rely on third parties for the operation of our digital commerce sites and for the various social media tools and websites we use as part of our marketing strategy. In our normal course of business, we often collect, transmit, and/or retain certain sensitive and confidential customer information, including credit card information. There is significant concern by consumers, employees, and lawmakers alike over the security of personal information transmitted over the Internet, consumer identity theft, and user privacy, as cyber-criminals are becoming increasingly more sophisticated in their attempts to gain unauthorized access to computer systems and confidential or sensitive data.
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
Any perceived or actual electronic or physical security breach involving the misappropriation, loss, or other unauthorized disclosure of confidential or personally identifiable information, including penetration of our network security, whether by us or by a third party, could disrupt our business, severely damage our reputation and our relationships with our customers or employees, expose us to risks of litigation, significant fines and penalties, and liability, and result in deterioration in our customers' and employees' confidence in us, and adversely affect our business, results of operations, and financial condition. Since we do not control third-party service providers and cannot guarantee that no electronic or physical computer break-ins and security breaches will occur in the future, any perceived or actual unauthorized disclosure of personally identifiable information regarding our employees, customers, or website visitors could harm our reputation and credibility, result in lost sales, impair our ability to attract website visitors, and/or reduce our ability to attract and retain employees and customers. As these threats develop and grow, we may find it necessary to make significant further investments to protect data and our infrastructure, including the implementation of new computer systems or upgrades to existing systems, deployment of additional personnel and protection-related technologies, engagement of third-party consultants, and training of employees.
In addition, the regulatory environment relating to information security and privacy is becoming increasingly more demanding with frequent new requirements surrounding the handling, protection, and use of personal and sensitive information. We may incur significant costs in complying with the various applicable state, federal, and foreign laws regarding protection of, and unauthorized disclosure of, personal information. Additionally, failing to comply with such laws and regulations could damage the reputation of our brands and lead to adverse consumer actions, as well as expose us to government enforcement action and/or private litigation, any of which could adversely affect our business.
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
Despite our preventative efforts, our systems are vulnerable to damage or interruption from, among other things, security breaches, computer viruses, technical malfunctions, inadequate system capacity, power outages, natural disasters, and usage errors by our employees or third-party consultants. If our information technology systems become damaged or otherwise cease to function properly, we may have to make significant investments to repair or replace them. Additionally, confidential or sensitive data related to our customers or employees could be lost or compromised. We are continually improving and upgrading our computer systems and software, which also involves risks and uncertainties. Any disruptions, delays, or deficiencies in the design, implementation, or transition of such systems could result in increased costs, disruptions in the sourcing, sale, and shipment of our product, delays in the collection of cash from our customers, and/or adversely affect our ability to accurately report our financial results in a timely manner. Any material disruptions in our information technology systems could have a material adverse effect on our business.
Risks Related to Regulatory, Legal, and Tax Matters
Our ability to conduct business globally may be affected by a variety of legal, regulatory, political, and economic risks.
Our ability to capitalize on growth in new international markets and to maintain our current level of operations in our existing markets is subject to certain risks associated with operating in various locations around the globe. These include, but are not limited to:
•complying with a variety of U.S. and foreign laws and regulations, including, but not limited to, trade, labor, product labeling, and product safety restrictions, as well as the Foreign Corrupt Practices Act, which prohibits U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business, and similar foreign country laws, such as the U.K. Bribery Act, which prohibits U.K. and related companies from any form of bribery;
•adapting to local customs and culture;
•unexpected changes in laws, judicial processes, or regulatory requirements;
•the imposition of additional duties, tariffs, taxes, and other charges or other barriers to trade;
•changes in diplomatic and trade relationships;
•civil and political instability, such as the recent protests in the U.S., and terrorist attacks;
•pandemic diseases, such as COVID-19; and
•general economic fluctuations in specific countries or markets.
Changes in regulatory, geopolitical, social, economic, or monetary policies and other factors may have a material adverse effect on our business in the future or may require us to exit a particular market or significantly modify our current business practices. For example, in recent years both the U.S. and China have imposed new tariffs on each other related to the importation of certain product categories, including imports of apparel into the U.S. from China. As a result of actions to mitigate our exposure to the resulting tariffs, which have included diverting production to and sourcing from other countries, driving productivity within our existing supplier base, and taking pricing actions, the tariffs enacted to date have not had a material adverse impact on our business operations. However, if the U.S. decides to impose additional tariffs on apparel or other of our goods imported from China, there can be no assurance that we will be able to offset all related increased costs, which could be material to our business operations as approximately 20% of our products are sourced from China. We cannot predict if, and to what extent, there will be changes to international trade agreements or the resulting impact any such changes would have on our business operations, which could be material. For a discussion of risks associated with the importation of products, see "Risks Related to our Business and Operations — Our business is subject to risks associated with importing products and the ability of our manufacturers to produce our goods on time and to our specifications."
Our business could also be impacted by changes to the tax laws and regulations in the countries where we operate. For example, the Organisation for Economic Co-operation and Development (the "OECD"), which represents a coalition of member countries, has proposed changes to numerous long-standing tax principles through its Base Erosion and Profit Shifting project, which is focused on a number of issues, including the shifting of profits among affiliated entities located in different tax jurisdictions. In response, certain member countries are beginning to implement legislation to align their international tax rules with the OECD's recommendations, such as Switzerland’s recently enacted Swiss Tax Act, as described in Item 7 — "Management's Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments." Additionally, the Biden Administration has proposed to increase the U.S. corporate income tax rate from 21% up to as much as 28%, as well as increase U.S. taxation on foreign earnings. Other taxing authorities of certain state, local, and other foreign jurisdictions may also decide to modify existing tax laws. We cannot predict which, if any, of these items or others will be enacted into law or the resulting impact any such enactment will have on our business operations, which could be material.
Additionally, the United Kingdom recently withdrew from the European Union, commonly referred to as "Brexit," whereby it ceased to be a member effective January 31, 2020. In December 2020, the United Kingdom and the European Union entered into an agreement that defines their future relationship, including terms of trade, that among its provisions will result in new tariffs on goods imported to the United Kingdom from the European Union that were manufactured elsewhere, as well as require additional administrative effort to import and export goods, adding friction and cost to transportation. The United Kingdom's future relationship with the European Union could also adversely impact consumer and investor confidence, and the level of consumer purchases of discretionary items and luxury retail products, including our products. Although we are closely monitoring the latest Brexit developments, including the December 2020 trade agreement, and are assessing risks and opportunities and developing strategies to mitigate our exposure, Brexit and its resulting impacts to the economy could materially adversely affect our business.
Fluctuations in our tax obligations and effective tax rate may result in volatility of our operating results.
We are subject to income and non-income taxes in many U.S. and certain foreign jurisdictions, with the applicable tax rates varying by jurisdiction. We record tax expense based on our estimates of future payments, which include reserves for uncertain tax positions in multiple tax jurisdictions. At any given time, multiple tax years are subject to audit by various taxing authorities. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated. Our effective tax rate in a given financial statement period may also be materially impacted by changes in the mix and level of earnings by jurisdiction or by changes to existing accounting rules. Additionally, our products are subject to import and excise duties, and/or sales, consumption, value-added taxes ("VAT"), and other non-income taxes in certain international jurisdictions. Failure to correctly calculate or submit the appropriate amount of income or non-income taxes could subject us to substantial fines and penalties and adversely affect our business.
In addition, the tax laws and regulations in the countries where we operate may change, or there may be changes in interpretation and enforcement of existing tax laws, which could materially affect our income tax expense in our consolidated financial statements. For a discussion of risks related to the potential imposition of additional regulations and laws, see "Risks Related to Regulatory, Legal, and Tax Matters — Our ability to conduct business globally may be affected by a variety of legal, regulatory, political, and economic risks."
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
In addition, we require our licensing partners and independent manufacturers to operate in compliance with applicable laws and regulations. While our internal and vendor operating guidelines promote ethical business practices and our employees periodically visit and monitor the operations of our independent manufacturers, we do not control these manufacturers or their labor practices. The violation of labor, environmental, or other laws by an independent manufacturer used by us or one of our licensing partners, or the divergence of an independent manufacturer's or licensing partner's labor or environmental practices from those generally accepted as ethical or appropriate in the U.S., could interrupt or otherwise disrupt the shipment of finished products to us or damage our reputation. Any of these events, in turn, could have a material adverse effect on our business.
Certain legal proceedings, regulatory matters, and accounting changes could adversely affect our business.
We are involved in certain legal proceedings and regulatory matters and are subject from time to time to various claims involving alleged breach of contract claims, intellectual property and other related claims, escheatment and unclaimed property, credit card fraud, security breaches in certain of our retail store information systems, employment issues, consumer matters, and other litigation. Certain of these lawsuits and claims, if decided adversely to us or settled by us, could result in material liability to our Company or have a negative impact on our reputation or relations with our employees, customers, licensing partners, or other third parties. Other potential claimants may also be encouraged to bring suits against us based on a settlement from us or adverse court decision against us for similar claims or allegations as their own. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings could result in substantial costs and may require our Company to devote substantial time and resources to defend itself. Further, changes in governmental regulations both in the U.S. and in other countries where we conduct business operations could have an adverse impact on our business. See Item 3 — "Legal Proceedings" for further discussion of our Company's legal matters.
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

Risks Related to our Common Stock

The trading prices of our securities periodically may rise or fall based on the accuracy of predictions of our earnings or other financial performance, including our ability to return value to shareholders.
Our business planning process is designed to maximize our long-term strength, growth, and profitability, and not to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term focus is in the best interests of our Company and our stockholders. However, we also recognize that, from time to time, it may be helpful to provide investors with guidance as to our quarterly and annual forecast of net sales and earnings. While we generally expect to provide updates to our guidance when we report our results each fiscal quarter, we do not have any responsibility to update any of our guidance or other forward-looking statements at such times or otherwise. In addition, any longer-term guidance that we provide is based on goals that we believe, at the time guidance is given, are reasonably attainable. However, such long-range targets are more difficult to predict than our current quarter and full fiscal year expectations. Additionally, external analysts and investors may publish their own independent predictions of our future performance. We do not endorse such predictions or assume any responsibility to correct such predictions when they differ from our own expectations. If, or when, we announce actual results that differ from those that have been predicted by us, outside analysts, or others, the market price of our securities could be adversely affected. Investors who rely on these predictions when making investment decisions with respect to our securities do so at their own risk. We take no responsibility for any losses suffered as a result of such changes in the prices of our securities.
In addition, we have historically returned value to shareholders through our payment of quarterly cash dividends and common stock share repurchases. Investors may have an expectation that we will continue to pay quarterly cash dividends, further increase our cash dividend rate, and/or repurchase shares available under our Class A common stock repurchase program. Our ability to pay quarterly cash dividends and repurchase our Class A common stock will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive, and other factors that are beyond our control, such as impacts related to the COVID-19 pandemic, which has resulted in us temporarily suspending our quarterly cash dividend and share repurchases, effective beginning in the first quarter of Fiscal 2021. Further, our Board of Directors may, at its discretion, elect to suspend or otherwise alter these programs at any time. The market price of our securities could be adversely affected if our cash dividend payments and/or Class A common stock share repurchase activity differ from investors' expectations.
The voting shares of our Company's stock are concentrated in one majority stockholder.
As of March 27, 2021, Mr. Ralph Lauren, or entities controlled by the Lauren family, held approximately 84% of the voting power of the outstanding common stock of our Company. In addition, Mr. R. Lauren serves as our Executive Chairman and Chief Creative Officer, Mr. R. Lauren's son, Mr. David Lauren, serves as our Chief Innovation Officer, Strategic Advisor to the CEO, and Vice Chairman of the Board of Directors, and we employ other members of the Lauren family. From time to time, we may have other business dealings with Mr. R. Lauren, members of the Lauren family, or entities affiliated with Mr. R. Lauren or the Lauren family. As a result of his stock ownership and position in our Company, Mr. R. Lauren has the ability to exercise significant control over our business, including, without limitation, (i) the election of our Class B common stock directors, voting separately as a class and (ii) any action requiring the approval of our stockholders, including the adoption of amendments to our certificate of incorporation and the approval of mergers or sales of all or substantially all of our assets.
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
We believe that our existing facilities are well maintained, in good operating condition, and are adequate for our present level of operations.
The following table sets forth information relating to our principal properties as of March 27, 2021:

Location	Use	Approximate Square Feet

NC Highway 66, High Point, NC	Wholesale and retail distribution facility	847,000
N. Pendleton Street, High Point, NC	Retail digital commerce call center and distribution facility	805,000
Greensboro, NC	Wholesale and retail distribution facility	337,700
650 Madison Avenue, NYC	Executive and corporate offices, design studio, and showrooms	273,200
601 West 26th Street, NYC	Corporate offices	263,000
Nutley, NJ	Corporate and retail administrative offices and showrooms	255,000
Geneva, Switzerland	European corporate offices	96,100
Spinners Building, Hong Kong	Asia sourcing offices	67,000
Gateway Office, Hong Kong	Asia corporate offices	37,500
888 Madison Avenue, NYC	Retail flagship store	37,900
N. Michigan Avenue, Chicago	Retail flagship store	37,500
New Bond Street, London, UK	Retail flagship store	31,500
867 Madison Avenue, NYC	Retail flagship store	27,700
Paris, France	Retail flagship store	25,700
Tokyo, Japan	Retail flagship store	25,000
N. Rodeo Drive, Beverly Hills	Retail flagship store	19,400
Prince's Building, Hong Kong	Retail flagship store	9,800
As of March 27, 2021, we directly operated 548 retail stores, totaling approximately 4.2 million square feet. We anticipate that we will be able to extend our retail store leases, as well as those leases for our non-retail facilities, which expire in the near future on satisfactory terms or relocate to desirable alternate locations. We generally lease our freestanding retail stores for initial periods ranging from 3 to 15 years, with renewal options. See Item 1A — "Risk Factors — Risks Related to our Business and Operations — Our business is subject to risks associated with leasing real estate and other assets under long-term, non-cancellable leases."
Item 3.    Legal Proceedings.
We are involved, from time to time, in litigation, other legal claims, and proceedings involving matters associated with or incidental to our business, including, among other things, matters involving credit card fraud, trademark and other intellectual property, licensing, importation and exportation of products, taxation, unclaimed property, and employee relations. We believe at present that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our consolidated financial statements. However, our assessment of any current litigation or other legal claims could potentially change in light of the discovery of facts not presently known or determinations by judges, juries, or other finders of fact which are not in accord with management's evaluation of the possible liability or outcome of such litigation or claims.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
As of May 14, 2021, there were 649 holders of record of our Class A common stock and 8 holders of record of our Class B common stock. Our Class A common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "RL." All of our outstanding shares of Class B common stock are owned by Mr. Ralph Lauren, Executive Chairman and Chief Creative Officer, and entities controlled by the Lauren family. Shares of our Class B common stock may be converted immediately into Class A common stock on a one-for-one basis by the holder. There is no cash or other consideration paid by the holder converting the shares and, accordingly, there is no cash or other consideration received by the Company. The shares of Class A common stock issued by the Company in such conversions are exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. No shares of our Class B common stock were converted into Class A common stock during the fiscal quarter ended March 27, 2021.
The following table sets forth repurchases of shares of our Class A common stock during the fiscal quarter ended March 27, 2021:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(b)
				(millions)
December 27, 2020 to January 23, 2021	8,399	$102.00	—	$580
January 24, 2021 to February 20, 2021	—	—	—	580
February 21, 2021 to March 27, 2021	6,212	115.02	—	580
	14,611		—

(a)    Represents shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.
(b)    As of March 27, 2021, the remaining availability under our Class A common stock repurchase program was approximately $580 million, reflecting the May 13, 2019 approval by our Board of Directors to expand the program by up to an additional $600 million of Class A common stock repurchases. Repurchases of shares of Class A common stock are subject to overall business and market conditions. Accordingly, as a result of business disruptions related to the COVID-19 pandemic, we have temporarily suspended our common stock repurchase program as a preemptive action to preserve cash and strengthen our liquidity.

The following graph compares the cumulative total stockholder return (stock price appreciation plus dividends) on our Class A common stock to the cumulative total return of the Standard & Poor's 500 Index and a peer group index of companies that we believe are closest to ours (the "Peer Group") for the period from April 2, 2016, the last day of our 2016 fiscal year, through March 27, 2021, the last day of our 2021 fiscal year. Our Peer Group consists of Burberry Group PLC, Compagnie Financière Richemont SA, EssilorLuxottica SA, The Estée Lauder Companies Inc., Hermes International, Kering, LVMH, PVH Corp., Tapestry, Inc., Tod's S.p.A., and V.F. Corporation. All calculations for foreign companies in our Peer Group are performed using the local foreign issue of such companies. The returns are calculated by assuming a $100 investment made on April 2, 2016 in Class A common stock or March 31, 2016 in an index, with all dividends reinvested.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Ralph Lauren Corporation, the S&P 500 Index, and a Peer Group

$300
$250
$200
$150
$100
$50
$0
04/02/16
04/01/17
03/31/18
03/30/19
03/28/20
03/27/21
Ralph Lauren Corporation
S&P 500
Peer Group

Item 6.    Selected Financial Data
Not applicable as the Company has adopted certain provisions within the amendments to Regulation S-K, including the elimination of Item 301.
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read together with our audited consolidated financial statements and notes thereto, which are included in this Annual Report on Form 10-K. We utilize a 52-53 week fiscal year ending on the Saturday immediately before or after March 31. As such, Fiscal 2021 ended on March 27, 2021 and was a 52-week period; Fiscal 2020 ended on March 28, 2020 and was a 52-week period; Fiscal 2019 ended on March 30, 2019 and was a 52-week period; and Fiscal 2022 will end on April 2, 2022 and will be a 53-week period.

INTRODUCTION
MD&A is provided as a supplement to the accompanying consolidated financial statements and notes thereto to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:
•Overview.    This section provides a general description of our business, global economic conditions and industry trends, and a summary of our financial performance for Fiscal 2021. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.
•Results of operations.    This section provides an analysis of our results of operations for Fiscal 2021 and Fiscal 2020 as compared to the respective prior fiscal year.
•Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of March 27, 2021, which includes (i) an analysis of our financial condition as compared to the prior fiscal year-end; (ii) an analysis of changes in our cash flows for Fiscal 2021 and Fiscal 2020 as compared to the respective prior fiscal year; (iii) an analysis of our liquidity, including the availability under our commercial paper borrowing program and credit facilities, our outstanding debt and covenant compliance, common stock repurchases, and payments of dividends; and (iv) a summary of our contractual and other obligations as of March 27, 2021.
•Market risk management.    This section discusses how we manage our risk exposures related to foreign currency exchange rates, interest rates, and our investments as of March 27, 2021.
•Critical accounting policies.    This section discusses accounting policies considered to be important to our results of operations and financial condition, which typically require significant judgment and estimation on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 3 to the accompanying consolidated financial statements.
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
We organize our business into the following three reportable segments:
•North America — Our North America segment, representing approximately 45% of our Fiscal 2021 net revenues, primarily consists of sales of our Ralph Lauren branded products made through our retail and wholesale businesses in the U.S. and Canada, excluding Club Monaco. In North America, our retail business is primarily comprised of our Ralph Lauren stores, our factory stores, and our digital commerce site, www.RalphLauren.com. Our wholesale business in North America is comprised primarily of sales to department stores, and to a lesser extent, specialty stores.

•Europe — Our Europe segment, representing approximately 27% of our Fiscal 2021 net revenues, primarily consists of sales of our Ralph Lauren branded products made through our retail and wholesale businesses in Europe, the Middle East, and Latin America, excluding Club Monaco. In Europe, our retail business is primarily comprised of our Ralph Lauren stores, our factory stores, our concession-based shop-within-shops, and our various digital commerce sites. Our wholesale business in Europe is comprised of a varying mix of sales to both department stores and specialty stores, depending on the country, as well as to various third-party digital partners.
•Asia — Our Asia segment, representing approximately 23% of our Fiscal 2021 net revenues, primarily consists of sales of our Ralph Lauren branded products made through our retail and wholesale businesses in Asia, Australia, and New Zealand. Our retail business in Asia is primarily comprised of our Ralph Lauren stores, our factory stores, our concession-based shop-within-shops, and our various digital commerce sites. In addition, we sell our products online through various third-party digital partner commerce sites. Our wholesale business in Asia is comprised primarily of sales to department stores, with related products distributed through shop-within-shops.
No operating segments were aggregated to form our reportable segments. In addition to these reportable segments, we also have other non-reportable segments, representing approximately 5% of our Fiscal 2021 net revenues, which primarily consist of (i) sales of Club Monaco branded products made through our retail and wholesale businesses in the U.S., Canada, and Europe, and our licensing alliances in Europe and Asia, and (ii) royalty revenues earned through our global licensing alliances, excluding Club Monaco. As discussed in "Recent Developments," on May 13, 2021, we announced the anticipated sale of our Club Monaco business, which is expected to close by the end of the first quarter of Fiscal 2022.
Approximately 52% of our Fiscal 2021 net revenues were earned outside of the U.S. See Note 20 to the accompanying consolidated financial statements for further discussion of our segment reporting structure.
Our business is typically affected by seasonal trends, with higher levels of retail sales in our second and third fiscal quarters and higher wholesale sales in our second and fourth fiscal quarters. These trends result primarily from the timing of key vacation travel, back-to-school, and holiday shopping periods impacting our retail business and timing of seasonal wholesale shipments. As a result of changes in our business, consumer spending patterns, and the macroeconomic environment, including those resulting from pandemic diseases and other catastrophic events, historical quarterly operating trends and working capital requirements may not be indicative of our future performance. In addition, fluctuations in sales, operating income, and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns.
Recent Developments
COVID-19 Pandemic
Beginning in the fourth quarter of Fiscal 2020, a novel strain of coronavirus commonly referred to as COVID-19 emerged and spread rapidly across the globe, including throughout all major geographies in which we operate (North America, Europe, and Asia), resulting in adverse economic conditions and business disruptions, as well as significant volatility in global financial markets. Governments worldwide have imposed varying degrees of preventative and protective actions, such as temporary travel bans, forced business closures, and stay-at-home orders, all in an effort to reduce the spread of the virus. Such factors, among others, have resulted in a significant decline in retail traffic, tourism, and consumer spending on discretionary items. Additionally, during this period of uncertainty, companies across a wide array of industries have implemented various initiatives to reduce operating expenses and preserve cash balances, including work furloughs, reduced pay, and severance actions, which could lower consumers' disposable income levels or willingness to purchase discretionary items. Further, even after such government restrictions and company initiatives are lifted, consumer behavior, spending levels, and/or shopping preferences, such as willingness to congregate in indoor shopping centers or other populated locations, could be adversely affected.
As a result of the COVID-19 pandemic, we have experienced varying degrees of business disruptions and periods of closure of our stores, distribution centers, and corporate facilities, as have our wholesale customers, licensing partners, suppliers, and vendors. During the first quarter of Fiscal 2021, the majority of our stores in key markets were closed for an average of 8 to 10 weeks due to government-mandated lockdowns and other restrictions, resulting in significant adverse impacts to our operating results. Resurgences in certain parts of the world resulted in further business disruptions periodically throughout Fiscal 2021, most notably in Europe where a significant number of our stores were closed for approximately two to three months during the second half of Fiscal 2021, including during the holiday period, due to government-mandated lockdowns and other restrictions. Such disruptions have continued into the first quarter of Fiscal 2022, impacting not only our businesses in Europe but also in other regions of the world (notably our retail operations in Japan and our sourcing operations in

India). Further, the majority of our stores that are able to remain open have periodically been subject to limited operating hours and/or customer capacity levels in accordance with local health guidelines, with traffic remaining challenged. Our wholesale and licensing businesses have also been adversely affected, particularly in North America and Europe, as a result of store closures and lower traffic and consumer demand.
Throughout the pandemic, our priority has been to ensure the safety and well-being of our employees, customers, and the communities in which we operate around the world. We continue to consider the guidance of local governments and global health organizations and have implemented new health and safety protocols in our stores, distribution centers, and corporate facilities. We have also taken various preemptive actions to preserve cash and strengthen our liquidity position, including:
•amending our Global Credit Facility in May 2020 to temporarily waive our leverage ratio requirement (see Note 11 to the accompanying consolidated financial statements);
•issuing $1.250 billion of unsecured senior notes in June 2020, the proceeds of which are being used for general corporate purposes, including repayment of certain of our previously outstanding borrowings (see Note 11 to the accompanying consolidated financial statements);
•temporarily suspending our quarterly cash dividend and common stock repurchase program, effective beginning in the first quarter of Fiscal 2021 (see Note 16 to the accompanying consolidated financial statements);
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
Despite the introduction of COVID-19 vaccines, the pandemic remains highly volatile and continues to evolve. Accordingly, we cannot predict for how long and to what extent the pandemic will impact our business operations or the global economy as a whole. We will continue to assess our operations location-by-location, considering the guidance of local governments and global health organizations to determine when our operations can begin returning to normal levels of business. See Item 1A — "Risk Factors — Risks Related to Macroeconomic Conditions — Infectious disease outbreaks, such as the COVID-19 pandemic, could have a material adverse effect on our business" for additional discussion regarding risks to our business associated with the COVID-19 pandemic.
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
Finally, on May 13, 2021, in connection with our brand portfolio initiative, we announced that we have entered into an agreement to sell our Club Monaco business to Regent, L.P., a global private equity firm. The transaction is expected to close by the end of the first quarter of Fiscal 2022.
In connection with these collective realignment initiatives, we expect to incur total estimated pre-tax charges of approximately $300 million to $350 million, of which $236.8 million was recorded during Fiscal 2021. Once substantially completed by the end of Fiscal 2022, these actions are expected to result in gross annualized pre-tax expense savings of approximately $200 million to $240 million, a portion of which will be reinvested back into the business. These estimated charges and expense savings are subject to change based upon the completion of the sale of our Club Monaco business.
See Note 9 to our accompanying consolidated financial statements for additional discussion regarding charges recorded in connection with the Fiscal 2021 Strategic Restructuring Plan.
Transition of Chaps Brand to a Fully Licensed Business Model
On October 29, 2020, we announced the planned transition of our Chaps brand to a fully licensed business model, consistent with our long-term brand elevation strategy. Specifically, we have entered into a multi-year licensing partnership, taking effect on August 1, 2021 after a transition period, with an affiliate of 5 Star Apparel LLC, a division of the OVED Group, to manufacture, market, and distribute Chaps menswear and womenswear. The products will be sold at existing channels of distribution with opportunities for expansion into additional channels and markets globally.
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
In connection with this transitional provision, we recorded a one-time income tax benefit and corresponding deferred tax asset of $122.9 million during Fiscal 2020, which reduced our effective tax rate by 3,760 basis points. Subsequently, during Fiscal 2021, we reduced this one-time tax benefit by $13.8 million due to new legislation enacted in connection with the European Union's anti-tax avoidance directive, which increased our effective rate by 1,840 basis points.
See Note 10 to the accompanying consolidated financial statements for additional discussion regarding the Swiss Tax Act.
Fiscal 2019 Restructuring Plan
On June 4, 2018, our Board of Directors approved a restructuring plan associated with our strategic objective of operating with discipline to drive sustainable growth (the "Fiscal 2019 Restructuring Plan"). The Fiscal 2019 Restructuring Plan included the following activities: (i) rightsizing and consolidation of our global distribution network and corporate offices; (ii) targeted severance-related actions; and (iii) closure of certain of our stores and shop-within-shops. Actions associated with the Fiscal 2019 Restructuring Plan resulted in gross annualized expense savings of approximately $80 million.
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
U.S. Tax Reform
In January 2018, new U.S. tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA") became effective. The TCJA significantly revised U.S. tax law by, among other provisions, lowering the U.S. federal statutory income tax rate from 35% to 21%, creating a territorial tax system that includes a one-time mandatory transition tax on previously deferred foreign earnings, and eliminating or reducing certain income tax deductions.
During our fiscal year ended March 31, 2018 ("Fiscal 2018"), we recorded net charges of $221.4 million within our income tax provision in connection with the TCJA. Subsequently, during Fiscal 2019, we recorded net unfavorable measurement period adjustments of $27.6 million as permitted by SEC Staff Accounting Bulletin No. 118. These measurement period adjustments increased our effective tax rate by 470 basis points during Fiscal 2019.
See Note 10 to the accompanying consolidated financial statements for additional discussion regarding the TCJA.
Global Economic Conditions and Industry Trends
The global economy and retail industry are impacted by many different factors. The COVID-19 pandemic has resulted in heightened uncertainty surrounding the future state of the global economy, as well as significant volatility in global financial markets. As discussed in "Recent Developments," governments worldwide have imposed varying degrees of preventative and protective actions, such as temporary travel bans, forced business closures, and stay-at-home orders, all in an effort to reduce the spread of the virus. Such actions, together with changes in consumers' willingness to congregate in populated areas and lower levels of disposal income due to high unemployment rates, have resulted in significant business disruptions across a wide array of industries and an overall decline of the global economy. Despite the introduction of COVID-19 vaccines, it is not clear at this time how much longer the pandemic will last.
The global economy has also been impacted by the domestic and international political environment, including volatile international trade relations and civil and political unrest taking place in certain parts of the world. The U.S. in particular has experienced civil unrest centered around racial inequality and political allegiances. Additionally, the United Kingdom recently withdrew from the European Union, commonly referred to as "Brexit," whereby it ceased to be a member effective January 31, 2020. In December 2020, the United Kingdom and the European Union entered into an agreement that defines their future relationship, including terms of trade, that among its provisions will result in new tariffs on goods imported to the United Kingdom from the European Union that were manufactured elsewhere, as well as require additional administrative effort to import and export goods, adding friction and cost to transportation. Further, certain other worldwide events, including diplomatic tensions between the U.S. and China, acts of terrorism, taxation or monetary policy changes, fluctuations in commodity prices, and rising healthcare costs, also increase volatility in the global economy.
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
We have implemented various strategies globally to help address many of these current challenges and continue to build a foundation for long-term profitable growth centered around strengthening our consumer-facing areas of product, stores, and marketing across channels and driving a more efficient operating model. In response to the COVID-19 pandemic, we have taken preemptive actions to preserve cash and strengthen our liquidity position, as described in "Recent Developments." Investing in our digital ecosystem remains a primary focus and is a key component of our integrated global omni-channel strategy, particularly in light of the current COVID-19 pandemic, which has and could continue to reshape consumer shopping preferences. We continue to expand our offering of Connected Retailing capabilities to enhance the consumer experience, which now include virtual clienteling, Buy Online-Ship to Store, Buy Online-Pick Up in Store, curbside pickup, appointment scheduling, and mobile checkout and contactless payments. Further, during Fiscal 2021, we launched new digital flagships in Japan and Hong Kong, as well as our first subscription apparel rental service, the Lauren Look. We also continue to take deliberate actions to ensure promotional consistency across channels and to enhance the overall brand and shopping experience, including better aligning shipments and inventory levels with underlying demand. We also remain committed to optimizing our wholesale distribution channel and enhancing our department store consumer experience. We are closely monitoring the latest Brexit developments, including the December 2020 trade agreement, and are assessing risks and opportunities and developing strategies to mitigate our exposure.
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
Summary of Financial Performance
Operating Results
In Fiscal 2021, we reported net revenues of $4.401 billion, a net loss of $121.1 million, and net loss per diluted share of $1.65, as compared to net revenues of $6.160 billion, net income of $384.3 million, and net income per diluted share of $4.98 in Fiscal 2020. The comparability of our operating results has been affected by net adverse impacts related to COVID-19 business disruptions, as well as restructuring-related charges, impairment of assets, and certain other benefits (charges), including one-time income tax events, as discussed further below.
Our operating performance for Fiscal 2021 reflected revenue declines of 28.6% on a reported basis and 29.9% on a constant currency basis, as defined within "Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition" below. The decrease in net revenues during Fiscal 2021 was largely due to declines in North America and Europe driven by COVID-19 business disruptions.
Our gross profit as a percentage of net revenues increased by 570 basis points to 65.0% during Fiscal 2021, primarily driven by improved pricing and lower levels of promotional activity, lower non-routine inventory charges, and favorable geographic and channel mix.
Selling, general, and administrative ("SG&A") expenses as a percentage of net revenues increased by 740 basis points to 60.0% during Fiscal 2021, primarily driven by operating deleverage on lower net revenues, partially offset by expense savings across various categories.
Net income decreased by $505.4 million to a net loss of $121.1 million in Fiscal 2021 as compared to Fiscal 2020, primarily due to a $360.6 million decline in operating income driven by COVID-19 business disruptions, a $104.2 million increase in our income tax provision, and higher non-operating expense, net. Net income per diluted share decreased by $6.63 to a net loss of $1.65 per share in Fiscal 2021 as compared to Fiscal 2020, due to the lower level of net income.
Our operating results during Fiscal 2021 and Fiscal 2020 included net restructuring-related charges, impairment of assets, and certain other charges totaling $254.4 million and $321.8 million, respectively, which had an after-tax effect of reducing net income by $201.5 million, or $2.71 per diluted share, and $244.8 million, or $3.17 per diluted share, respectively. Net income (loss) during Fiscal 2021 and Fiscal 2020 also reflected $46.6 million of incremental net tax expense and an income tax benefit of $122.9 million, respectively, recorded in connection with one-time income tax events.
Financial Condition and Liquidity
We ended Fiscal 2021 in a net cash and investments position (cash and cash equivalents plus investments, less total debt) of $1.144 billion, compared to $945.3 million as of the end of Fiscal 2020. The increase in our net cash and investments position was primarily due to our operating cash flows of $380.9 million, partially offset by our use of cash to invest in our business through $107.8 million in capital expenditures, to make dividend payments of $49.8 million (which had been previously declared during the fourth quarter of Fiscal 2020), and to support Class A common stock repurchases of $37.7 million, representing withholdings in satisfaction of tax obligations for stock-based compensation awards.

We generated $380.9 million of cash from operations during Fiscal 2021, compared to $754.6 million during Fiscal 2020. The decline in cash provided by operating activities was due to a decrease in net income before non-cash charges, partially offset by a net favorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period.
Our equity decreased to $2.604 billion as of March 27, 2021, compared to $2.693 billion as of March 28, 2020, primarily due to our comprehensive loss and shares surrendered for tax withholdings, partially offset by the impact of stock-based compensation arrangements during Fiscal 2021.
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
•pretax charges incurred in connection with our restructuring activities, as well as certain other asset impairments and other benefits (charges), including those related to COVID-19 business disruptions, as summarized below (references to "Notes" are to the notes to the accompanying consolidated financial statements):

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
	(millions)
Restructuring and other charges (see Note 9)	$(170.5)	$(67.2)	$(130.1)
Impairment of assets (see Note 8)(a)	(96.0)	(38.7)	(25.8)
Non-routine inventory charges(b)	(29.3)	(159.5)	(7.2)
COVID-19-related bad debt reversals (expense)(c)	41.4	(56.4)	—
Total charges	$(254.4)	$(321.8)	$(163.1)

(a)Fiscal 2020 includes a $7.1 million impairment of an equity method investment recorded within other income (expense), net in the consolidated statements of operations. All other impairment charges were recorded within impairment of assets in the consolidated statements of operations.
(b)Non-routine inventory charges are recorded within cost of goods sold in the consolidated statements of operations. Fiscal 2021 and Fiscal 2020 includes non-routine inventory charges of $21.0 million and $157.3 million, respectively, related to adverse impacts associated with COVID-19 business disruptions. All other non-routine inventory charges related to our restructuring plans (see Note 9).
(c)COVID-19-related bad debt reversals (expense) are recorded within SG&A expenses in the consolidated statements of operations.
•other adverse impacts related to COVID-19 business disruptions during Fiscal 2021 and Fiscal 2020;
•adverse impacts related to Hong Kong protest business disruptions during Fiscal 2020;
•incremental net tax expense of $46.6 million recorded within our income tax provision during Fiscal 2021 related to a valuation allowance provided against domestic losses attributable to COVID-19 business disruptions, international tax legislation enacted in connection with the European Union’s anti-tax avoidance directive, and a net operating loss carryback under the CARES Act, which collectively negatively impacted our effective tax rate by 6,230 basis points;
•a one-time benefit of $122.9 million recorded within our income tax provision in the consolidated statements of operations during Fiscal 2020 in connection with the Swiss Tax Act, which reduced our effective tax rate by 3,760 basis points. During Fiscal 2021, we reduced this one-time tax benefit by $13.8 million due to new legislation enacted, which increased the Company's effective tax rate by 1,840 basis points. See Note 10 to the accompanying consolidated financial statements for further discussion; and
•TCJA enactment-related charges of $27.6 million recorded within the income tax provision in the consolidated statements of operations during Fiscal 2019, which increased our effective tax rate by 470 basis points. See Note 10 to the accompanying consolidated financial statements for further discussion.

Because we are a global company, the comparability of our operating results reported in U.S. Dollars is also affected by foreign currency exchange rate fluctuations because the underlying currencies in which we transact change in value over time compared to the U.S. Dollar. Such fluctuations can have a significant effect on our reported results. As such, in addition to financial measures prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"), our discussions often contain references to constant currency measures, which are calculated by translating current-year and prior-year reported amounts into comparable amounts using a single foreign exchange rate for each currency. We present constant currency financial information, which is a non-U.S. GAAP financial measure, as a supplement to our reported operating results. We use constant currency information to provide a framework for assessing how our businesses performed excluding the effects of foreign currency exchange rate fluctuations. We believe this information is useful to investors for facilitating comparisons of operating results and better identifying trends in our businesses. The constant currency performance measures should be viewed in addition to, and not in lieu of or superior to, our operating performance measures calculated in accordance with U.S. GAAP. Reconciliations between this non-U.S. GAAP financial measure and the most directly comparable U.S. GAAP measure are included in the "Results of Operations" section where applicable.
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
Fiscal 2021 Compared to Fiscal 2020
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$4,400.8	$6,159.8	$(1,759.0)	(28.6%)
Cost of goods sold	(1,539.4)	(2,506.5)	967.1	(38.6%)
Gross profit	2,861.4	3,653.3	(791.9)	(21.7%)
Gross profit as % of net revenues	65.0%	59.3%		570 bps
Selling, general, and administrative expenses	(2,638.5)	(3,237.5)	599.0	(18.5%)
SG&A expenses as % of net revenues	60.0%	52.6%		740 bps
Impairment of assets	(96.0)	(31.6)	(64.4)	203.5%
Restructuring and other charges	(170.5)	(67.2)	(103.3)	153.9%
Operating income (loss)	(43.6)	317.0	(360.6)	NM
Operating income (loss) as % of net revenues	(1.0%)	5.1%		(610 bps)
Interest expense	(48.5)	(17.6)	(30.9)	175.9%
Interest income	9.7	34.4	(24.7)	(71.8%)
Other income (expense), net	7.6	(7.4)	15.0	NM
Income (loss) before income taxes	(74.8)	326.4	(401.2)	NM
Income tax benefit (provision)	(46.3)	57.9	(104.2)	NM
Effective tax rate(a)	(61.9%)	(17.7%)		(4,420 bps)
Net income (loss)	$(121.1)	$384.3	$(505.4)	NM
Net income (loss) per common share:
Basic	$(1.65)	$5.07	$(6.72)	NM
Diluted	$(1.65)	$4.98	$(6.63)	NM

(a)Effective tax rate is calculated by dividing the income tax benefit (provision) by income (loss) before income taxes.
NM Not meaningful.
Net Revenues.    Net revenues decreased by $1.759 billion, or 28.6%, to $4.401 billion in Fiscal 2021 as compared to Fiscal 2020, including net favorable foreign currency effects of $80.7 million. On a constant currency basis, net revenues decreased by $1.840 billion, or 29.9%.
The following table summarizes the percentage change in our Fiscal 2021 consolidated comparable store sales as compared to the prior fiscal year, inclusive of adverse impacts related to COVID-19 business disruptions:

% Change
Digital commerce comparable store sales	20%
Comparable store sales excluding digital commerce	(36%)
Total comparable store sales	(29%)

Our global average store count increased by 20 stores and concession shops during Fiscal 2021 compared with the prior fiscal year, largely driven by new openings in Asia. The following table details our retail store presence by segment as of the periods presented:

	March 27, 2021	March 28, 2020
Freestanding Stores:
North America	233	230
Europe	92	94
Asia	151	132
Other non-reportable segments	72	74
Total freestanding stores	548	530

Concession Shops:
North America	1	2
Europe	29	29
Asia	616	619
Other non-reportable segments	4	4
Total concession shops	650	654
Total stores	1,198	1,184
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
Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the prior fiscal year, are provided below:

	Fiscal Years Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	March 27, 2021	March 28, 2020	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$1,992.4	$3,140.5	$(1,148.1)	$—	$(1,148.1)	(36.6%)	(36.6%)
Europe	1,165.9	1,632.2	(466.3)	52.1	(518.4)	(28.6%)	(31.8%)
Asia	1,027.5	1,017.2	10.3	28.5	(18.2)	1.0%	(1.8%)
Other non-reportable segments	215.0	369.9	(154.9)	0.1	(155.0)	(41.9%)	(41.9%)
Total net revenues	$4,400.8	$6,159.8	$(1,759.0)	$80.7	$(1,839.7)	(28.6%)	(29.9%)
North America net revenues — Net revenues decreased by $1.148 billion, or 36.6%, during Fiscal 2021 as compared to Fiscal 2020, on both a reported and constant currency basis.
The $1.148 billion net decline in North America net revenues was driven by:
•a $634.9 million net decrease related to our North America wholesale business, driven by COVID-19 business disruptions and continued challenging department store traffic trends; and
•a $513.2 million net decrease related to our North America retail business, inclusive of the adverse impact of COVID-19 business disruptions. On a constant currency basis, net revenues decreased by $513.1 million driven by decreases of $498.4 million in comparable store sales and $14.7 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our North America retail business, inclusive of adverse impacts related to COVID-19 business disruptions:

% Change
Digital commerce comparable store sales	11%
Comparable store sales excluding digital commerce	(40%)
Total comparable store sales	(30%)
Europe net revenues — Net revenues decreased by $466.3 million, or 28.6%, during Fiscal 2021 as compared to Fiscal 2020, including net favorable foreign currency effects of $52.1 million. On a constant currency basis, net revenues decreased by $518.4 million, or 31.8%.
The $466.3 million net decline in Europe net revenues was driven by:
•a $357.5 million net decrease related to our Europe retail business, inclusive of the adverse impact of COVID-19 business disruptions, as well as net favorable foreign currency effects of $15.1 million. On a constant currency basis, net revenues decreased by $372.6 million driven by decreases of $336.2 million in comparable store sales and $36.4 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Europe retail business, inclusive of adverse impacts related to COVID-19 business disruptions:

% Change
Digital commerce comparable store sales	56%
Comparable store sales excluding digital commerce	(55%)
Total comparable store sales	(43%)
•a $108.8 million net decrease related to our Europe wholesale business driven by COVID-19 business disruptions partially offset by net favorable foreign currency effects of $37.0 million.
Asia net revenues — Net revenues increased by $10.3 million, or 1.0%, during Fiscal 2021 as compared to Fiscal 2020, including net favorable foreign currency effects of $28.5 million. On a constant currency basis, net revenues decreased by $18.2 million, or 1.8%.
The $10.3 million net increase in Asia net revenues was driven by:
•a $20.4 million net increase related to our Asia retail business, inclusive of the adverse impact of COVID-19 business disruptions, as well as net favorable foreign currency effects of $26.9 million. On a constant currency basis, net revenues decreased by $6.5 million, reflecting a decrease of $43.1 million in comparable store sales, partially offset by an increase of $36.6 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Asia retail business, inclusive of adverse impacts related to COVID-19 business disruptions:

% Change
Digital commerce comparable store sales	54%
Comparable store sales excluding digital commerce	(7%)
Total comparable store sales	(6%)
This increase was partially offset by a $10.1 million net decrease related to our Asia wholesale business driven by COVID-19 business disruptions, primarily in Japan.
Gross Profit.    Gross profit decreased by $791.9 million, or 21.7%, to $2.861 billion in Fiscal 2021, including net favorable foreign currency effects of $60.2 million. Gross profit during Fiscal 2021 and Fiscal 2020 reflects adverse impacts related to COVID-19 business disruptions, including incremental inventory charges of $21.0 million and $157.3 million, respectively. Gross profit during Fiscal 2021 and Fiscal 2020 also reflects inventory charges of $8.3 million and $2.2 million, respectively, recorded in connection with our restructuring plans. Gross profit as a percentage of net revenues increased to 65.0% in Fiscal 2021 from 59.3% in Fiscal 2020. The 570 basis point improvement was primarily driven by improved pricing and lower levels of promotional activity, lower non-routine inventory charges recorded during Fiscal 2021 as compared to the prior fiscal year, and favorable geographic and channel mix.

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
Selling, General, and Administrative Expenses.    SG&A expenses include compensation and benefits, advertising and marketing, rent and occupancy, distribution, information technology, legal, depreciation and amortization, bad debt, and other selling and administrative costs. SG&A expenses decreased by $599.0 million, or 18.5%, to $2.639 billion in Fiscal 2021, including net unfavorable foreign currency effect of $40.7 million. The decrease in SG&A expenses reflects impacts related to COVID-19 business disruptions and our related mitigating actions, including (i) lower compensation-related expenses largely driven by employee furloughs and terminations, reduced pay for our executives, senior management team, and Board of Directors, and COVID-19-related government subsidies, (ii) lower rent and occupancy costs largely driven by reduced percentage-of-sales-based rent due to store closures and a reduction in traffic, as well as rent abatements negotiated with certain of our landlords, (iii) favorable COVID-19-related bad debt expense adjustments, and (iv) our operational discipline. SG&A expenses as a percentage of net revenues increased to 60.0% in Fiscal 2021 from 52.6% in Fiscal 2020. The 740 basis point increase was primarily due to operating deleverage on lower net revenues, partially offset by expense savings across various categories.
The $599.0 million decrease in SG&A expenses was driven by:

Fiscal 2021 Compared to Fiscal 2020
(millions)
SG&A expense category:
Compensation-related expenses	$(263.9)
Bad debt expense	(86.3)
Rent and occupancy costs	(80.4)
Staff-related expenses	(59.4)
Selling-related expenses	(46.8)
Depreciation and amortization expense	(22.1)
Consulting fees	(16.8)
Marketing and advertising expenses	(13.0)
Shipping and handling costs	(7.6)
Other	(2.7)
Total decrease in SG&A expenses	$(599.0)
We have been carefully evaluating our organizational and operating cost structures to better support long-term growth, with a focus on our (i) team organizational structures and ways of working; (ii) real estate footprint and related costs across our corporate offices, distribution centers, and direct-to-consumer retail and wholesale doors; and (iii) brand portfolio. Additionally, we plan to continue to closely manage our discretionary spending.
Impairment of Assets.   During Fiscal 2021 and Fiscal 2020, we recorded non-cash impairment charges of $96.0 million and $31.6 million, respectively, to write-down certain long-lived assets. See Note 8 to the accompanying consolidated financial statements.
Restructuring and Other Charges.   During Fiscal 2021 and Fiscal 2020, we recorded restructuring charges of $159.1 million and $37.6 million, respectively, primarily consisting of severance and benefits costs, as well as other charges of $11.4 million and $8.8 million, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired. Additionally, during Fiscal 2020, we recorded other charges of $20.8 million related to the charitable donation of the net cash proceeds received from the sale of our corporate jet. See Note 9 to the accompanying consolidated financial statements.
Operating Income (Loss).    During Fiscal 2021, we reported an operating loss of $43.6 million, as compared to operating income of $317.0 million during Fiscal 2020. The $360.6 million decline in operating income reflects net adverse impacts related to COVID-19 business disruptions, as well as net favorable foreign currency effects of $19.5 million. Our operating results during Fiscal 2021 and Fiscal 2020 were also negatively impacted by restructuring-related charges, impairment of assets, and certain other charges (a portion of which related to COVID-19 business disruptions) totaling $254.4 million and $321.8 million, respectively, as previously discussed. Operating loss as a percentage of net revenues was 1.0% in Fiscal 2021, reflecting a 610 basis point decline from Fiscal 2020. The decline in operating income as a percentage of net revenues was primarily driven by the increase in SG&A expenses as a percentage of net revenues, partially offset by the increase in our gross margin and lower net restructuring-related charges, impairment of assets, and certain other charges recorded during Fiscal 2021 as compared to the prior fiscal year, all as previously discussed.
Operating income (loss) and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the prior fiscal year, are provided below:

	Fiscal Years Ended
	March 27, 2021		March 28, 2020
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$334.0	16.8%	$456.0	14.5%	$(122.0)	230 bps
Europe	189.3	16.2%	336.3	20.6%	(147.0)	(440 bps)
Asia	148.2	14.4%	124.8	12.3%	23.4	210 bps
Other non-reportable segments	32.4	15.1%	85.2	23.0%	(52.8)	(790 bps)
	703.9		1,002.3		(298.4)
Unallocated corporate expenses	(577.0)		(618.1)		41.1
Unallocated restructuring and other charges	(170.5)		(67.2)		(103.3)
Total operating income (loss)	$(43.6)	(1.0%)	$317.0	5.1%	$(360.6)	(610 bps)
North America operating margin improved by 230 basis points, primarily due to approximately 400 basis points attributable to net lower non-routine inventory charges and COVID-19-related bad debt expense recorded during Fiscal 2021 as compared to the prior fiscal year, partially offset by higher impairment of assets recorded during the current fiscal year. Partially offsetting this net favorable improvement in operating margin were the unfavorable impacts of approximately 90 basis points and 60 basis points attributable to our wholesale and retail businesses, respectively, both largely driven by an increase in SG&A expenses as a percentage of net revenues, partially offset by an increase in our gross margin. Our North America operating margin also reflected the unfavorable impact of approximately 20 basis points attributable to other factors, including unfavorable channel mix.
Europe operating margin declined by 440 basis points, primarily due to the unfavorable impact of approximately 790 basis points related to our retail business largely driven by an increase in SG&A expenses as a percentage of net revenues, partially offset by an increase in our gross margin. This decline in operating income was partially offset by approximately 180 basis points attributable to favorable channel mix and 160 basis points attributable to net lower non-routine inventory charges and COVID-19-related bad debt expense recorded during Fiscal 2021 as compared to the prior fiscal year, partially offset by higher impairment of assets recorded during the current fiscal year. The remaining change in operating margin was attributable to other factors, including slight improvement in our wholesale business.
Asia operating margin improved by 210 basis points, primarily due to approximately 190 basis points attributable to net lower non-routine inventory charges, COVID-19-related bad debt expense, and impairment of assets recorded during Fiscal 2021 as compared to the prior fiscal year, as well as favorable foreign currency effects of approximately 60 basis points. The increase in operating margin also reflected the favorable impact of approximately 20 basis points related to our retail business. These increases in operating margin were partially offset by the unfavorable impact of approximately 30 basis points related to our wholesale business largely driven by an increase in SG&A expenses as a percentage of net revenues. The remaining change in operating margin was attributable to other factors, including unfavorable channel mix.
Unallocated corporate expenses decreased by $41.1 million to $577.0 million in Fiscal 2021. The decline in unallocated corporate expenses was due to lower compensation-related expenses of $87.3 million and lower rent and occupancy costs of $24.3 million, partially offset by lower intercompany sourcing commission income of $33.9 million (which is offset at the segment level and eliminates in consolidation), higher impairment of asset charges of $33.2 million, and higher other expenses of $3.4 million.

Unallocated restructuring and other charges increased by $103.3 million to $170.5 million in Fiscal 2021, as previously discussed above and in Note 9 to the accompanying consolidated financial statements.
Non-operating Income (Expense), Net.    Non-operating income (expense), net is comprised of interest expense, interest income, and other income (expense), net, which includes foreign currency gains (losses), equity in income (losses) from our equity-method investees, and other non-operating expenses. During Fiscal 2021, we reported non-operating expense, net, of $31.2 million, as compared to non-operating income, net, of $9.4 million in Fiscal 2020. The $40.6 million decline in non-operating income was driven by:
•a $30.9 million increase in interest expense, primarily driven by the net increase in our borrowings during Fiscal 2021 (see "Financial Condition and Liquidity — Cash Flows"); and
•a $24.7 million decline in interest income, primarily driven by the decrease in our investment portfolio and lower interest rates in financial markets.
These unfavorable variances were partially offset by a $15.0 million favorable change in other income (expense), net, primarily driven by the absence of a $7.1 million impairment of an equity method investment recorded during Fiscal 2020, as well as higher net foreign currency gains during Fiscal 2021 as compared to the prior fiscal year.
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
We reported an income tax provision and effective tax rate of $46.3 million and (61.9%), respectively, in Fiscal 2021, as compared to an income tax benefit and effective tax rate of $57.9 million and (17.7%), respectively, in Fiscal 2020. The $104.2 million increase in our income tax provision was driven by the absence of a one-time benefit of $122.9 million recorded in connection with Swiss tax reform during the prior fiscal year, which reduced our prior fiscal year effective tax rate by 3,760 basis points. Our income tax provision in Fiscal 2021 also reflected incremental tax expense of $33.7 million primarily related to a valuation allowance provided against domestic losses attributable to significant COVID-19 business disruptions and $13.8 million related to international tax legislation enacted in connection with the European Union's anti-tax avoidance directive, partially offset by an income tax benefit of $0.9 million primarily due to a net operating loss carryback under the CARES Act. Collectively, this $46.6 million of net incremental tax expense unfavorably impacted our current fiscal period effective tax rate by 6,230 basis points. The remaining 1,950 basis point decline was attributable to tax impacts on stock-based compensation, as well as the absence of favorable settlements of certain international income tax audits that impacted the prior fiscal year. See Note 10 to the accompanying consolidated financial statements.
Net Income (Loss).    We reported a net loss of $121.1 million in Fiscal 2021, as compared to net income of $384.3 million in Fiscal 2020. The $505.4 million decline in net income was primarily due to the decline in our operating income, the increase in our income tax provision, and higher non-operating expense, net, all as previously discussed. Our operating results during Fiscal 2021 and Fiscal 2020 included net restructuring-related charges, impairment of assets, and certain other charges totaling $254.4 million and $321.8 million, respectively, which had an after-tax effect of reducing net income by $201.5 million and $244.8 million, respectively. Net income (loss) during Fiscal 2021 and Fiscal 2020 also reflected $46.6 million of incremental net tax expense and an income tax benefit of $122.9 million, respectively, recorded in connection with one-time income tax events, as previously discussed.
Net Income (Loss) per Diluted Share.    We reported a net loss per diluted share of $1.65 in Fiscal 2021, as compared to net income per diluted share of $4.98 in Fiscal 2020. The $6.63 per share decline was due to the lower level of net income, as previously discussed. Net income (loss) per diluted share in Fiscal 2021 and Fiscal 2020 were negatively impacted by $2.71 per share and $3.17 per share, respectively, as a result of net restructuring-related charges, impairment of assets, and certain other charges, as previously discussed. Net income (loss) per diluted share in Fiscal 2021 and Fiscal 2020 were also negatively impacted by $0.64 per share due to incremental net tax expense and favorably impacted by $1.59 per share due to an income tax benefit, respectively, recorded in connection with one-time tax events, as previously discussed.

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
The $62.4 million net decline in North America net revenues was driven by:
•a $101.2 million net decrease related to our North America wholesale business, largely driven by weaker demand and challenging department store traffic trends, as well as COVID-19 business disruptions.
This decrease was partially offset by:
•an increase of $38.8 million related to our North America retail business, inclusive of net unfavorable foreign currency effects of $0.7 million and the adverse impact of COVID-19 business disruptions. On a constant currency basis, net revenues increased by $39.5 million driven by an increase of $47.1 million in non-comparable store sales, partially offset by a decrease of $7.6 million in comparable store sales. The following table summarizes the percentage change in comparable store sales related to our North America retail business, inclusive of adverse impacts related to COVID-19 business disruptions:

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
The $50.8 million net decline in Europe net revenues was driven by:
•a $44.3 million net decrease related to our Europe wholesale business driven by net unfavorable foreign currency effects of $32.3 million and COVID-19 business disruptions, partially offset by stronger demand prior to the COVID-19 pandemic; and
•a $6.5 million net decrease related to our Europe retail business, inclusive of net unfavorable foreign currency effects of $31.3 million and the adverse impact of COVID-19 business disruptions. On a constant currency basis, net revenues increased by $24.8 million driven by an increase of $32.4 million in non-comparable store sales, partially offset by a decrease of $7.6 million in comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Europe retail business, inclusive of adverse impacts related to COVID-19 business disruptions:

% Change
Digital commerce comparable store sales	11%
Comparable store sales excluding digital commerce	(2%)
Total comparable store sales	(1%)
Asia net revenues — Net revenues decreased by $23.8 million, or 2.3%, during Fiscal 2020 as compared to Fiscal 2019, including net unfavorable foreign currency effects of $11.6 million. On a constant currency basis, net revenues decreased by $12.2 million, or 1.2%, reflecting adverse impacts related to COVID-19 and Hong Kong protest business disruptions.
The $23.8 million net decline in Asia net revenues was driven by:
•a $21.9 million net decrease related to our Asia retail business, inclusive of net unfavorable foreign currency effects of $10.7 million and the adverse impacts of COVID-19 and Hong Kong protest business disruptions. On a constant currency basis, net revenues decreased by $11.2 million, reflecting a decrease of $36.4 million in comparable store sales, partially offset by an increase of $25.2 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Asia retail business, inclusive of adverse impacts related to COVID-19 and Hong Kong protest business disruptions:

% Change
Digital commerce comparable store sales	22%
Comparable store sales excluding digital commerce	(5%)
Total comparable store sales	(4%)
•a $1.9 million net decrease related to our Asia wholesale business, inclusive of net unfavorable foreign currency effects of $0.9 million and the adverse impact of COVID-19 business disruptions.
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
Selling, General, and Administrative Expenses.    SG&A expenses increased by $69.2 million, or 2.2%, to $3.238 billion in Fiscal 2020, including net favorable foreign currency effects of $35.5 million. The increase in SG&A expenses reflects net adverse impacts related to COVID-19 and Hong Kong protest business disruptions, including incremental bad debt expense of $56.4 million. SG&A expenses as a percentage of net revenues increased to 52.6% in Fiscal 2020 from 50.2% in Fiscal 2019. The 240 basis point increase was primarily due to operating deleverage on lower net revenues and higher bad debt expense, both primarily attributable to the COVID-19 pandemic, as well as the unfavorable impact attributable to geographic and channel mix, as a greater portion of our revenue was generated by our retail businesses (which typically carry higher operating expense margins).
The $69.2 million net increase in SG&A expenses was driven by:

Fiscal 2020 Compared to Fiscal 2019
(millions)
SG&A expense category:
Bad debt expense	$58.3
Compensation-related expenses	29.4
Marketing and advertising expenses	5.2
Staff-related expenses	(21.4)
Rent and occupancy expenses	(14.3)
Other	12.0
Total net increase in SG&A expenses	$69.2
Impairment of Assets.   During Fiscal 2020 and Fiscal 2019, we recorded non-cash impairment charges of $31.6 million and $21.2 million, respectively, to write-down certain long-lived assets in connection with our restructuring plans and identification of underperforming stores. Additionally, as a result of our decision to sell our corporate jet in connection with our cost savings initiative, we recorded a non-cash impairment charge of $4.6 million during Fiscal 2019 to reduce the carrying value of the asset being held-for-sale to its estimated fair value, less costs to sell. See Note 8 to the accompanying consolidated financial statements.
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
Operating Income.    Operating income decreased by $244.8 million, or 43.6%, to $317.0 million in Fiscal 2020, including net unfavorable foreign currency effects of $18.2 million. The decline in operating income reflects net adverse impacts related to COVID-19 and Hong Kong protest business disruptions, including total incremental inventory charges and bad debt expense of $213.7 million, as previously discussed. Our operating results during Fiscal 2020 and Fiscal 2019 were also negatively impacted by restructuring-related charges, impairment of assets, and certain other charges totaling $101.0 million and $163.1 million, respectively, as previously discussed. Operating income as a percentage of net revenues decreased to 5.1% in Fiscal 2020 from 8.9% in Fiscal 2019. The 380 basis point decline was primarily driven by the decline in our gross margin and the increase in SG&A expenses as a percentage of net revenues, partially offset by lower restructuring-related charges recorded during Fiscal 2020 as compared to the prior fiscal year, all as previously discussed.

Operating income and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the prior fiscal year, are provided below:

	Fiscal Years Ended
	March 28, 2020		March 30, 2019
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$456.0	14.5%	$655.8	20.5%	$(199.8)	(600 bps)
Europe	336.3	20.6%	392.8	23.3%	(56.5)	(270 bps)
Asia	124.8	12.3%	161.0	15.5%	(36.2)	(320 bps)
Other non-reportable segments	85.2	23.0%	118.7	30.7%	(33.5)	(770 bps)
	1,002.3		1,328.3		(326.0)
Unallocated corporate expenses	(618.1)		(636.4)		18.3
Unallocated restructuring and other charges	(67.2)		(130.1)		62.9
Total operating income	$317.0	5.1%	$561.8	8.9%	$(244.8)	(380 bps)
North America operating margin declined by 600 basis points, primarily due to the unfavorable impact of 450 basis points related to incremental inventory charges and bad debt expense recorded in connection with COVID-19 business disruptions. The remaining 150 basis point decline largely related to adverse market conditions driven by the COVID-19 pandemic.
Europe operating margin declined by 270 basis points, primarily due to the net unfavorable impact of 210 basis points related to incremental inventory charges and bad debt expense recorded in connection with COVID-19 business disruptions, partially offset by lower non-cash charges recorded in connection with our restructuring plans during Fiscal 2020 as compared to the prior fiscal year. The decline in operating margin also reflected a 40 basis point decline largely related to adverse market conditions driven by the COVID-19 pandemic, as well as a 20 basis point decline related to unfavorable foreign currency.
Asia operating margin declined by 320 basis points, primarily due to the unfavorable impact of 160 basis points related to incremental inventory charges and bad debt expense recorded in connection with COVID-19 business disruptions. The remaining 160 basis point decline largely related to adverse market conditions driven by the COVID-19 pandemic and Hong Kong protests.
Unallocated corporate expenses decreased by $18.3 million to $618.1 million in Fiscal 2020. The decline in unallocated corporate expenses was due to lower compensation-related expenses of $11.5 million, lower staff-related expenses of $8.8 million, lower consulting fees of $6.7 million, and lower marketing and advertising expenses of $9.5 million, partially offset by lower intercompany sourcing commission income of $10.2 million (which is offset at the segment level and eliminates in consolidation) and higher other expenses of $8.0 million.
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
Non-operating Income (Expense), Net.    During Fiscal 2020, we reported non-operating income, net, of $9.4 million, as compared to $20.7 million in Fiscal 2019. The $11.3 million decline was primarily driven by:
•an $8.0 million increase in other expense, net, driven by a $7.1 million impairment of an equity method investment recorded in Fiscal 2020. See Note 8 to the accompanying consolidated financial statements; and
•a $6.4 million decrease in interest income driven by the lower balance of our investment portfolio, as well as lower interest rates in financial markets during Fiscal 2020 as compared to the prior fiscal year.
Income Tax Benefit (Provision).    We reported an income tax benefit and effective tax rate of $57.9 million and (17.7%), respectively, in Fiscal 2020, as compared to an income tax provision and effective tax rate of $151.6 million and 26.0%, respectively, in Fiscal 2019. The $209.5 million decline in the income tax provision was largely driven by lower pretax income primarily due to the adverse impacts of COVID-19 and Hong Kong protest business disruptions. The decline in our income tax provision also reflected a one-time benefit of $122.9 million recorded in Fiscal 2020 in connection with the Swiss Tax Act, which lowered our effective tax rate by 3,760 basis points, as well as the absence of a $27.6 million TCJA enactment-related charge recorded in the prior fiscal year, which negatively impacted our prior fiscal year effective tax rate by 470 basis points. In addition to this combined 4,230 basis point improvement related to tax reform impacts, the decline in our effective tax rate also reflected the net favorable impact of 140 basis points primarily attributable to other factors, including the tax impacts of earnings in lower taxed foreign jurisdictions versus the U.S. and favorable provision to tax return adjustments, partially offset by the unfavorable impact of additional income tax reserves associated with certain income tax audits. See Note 10 to the accompanying consolidated financial statements for discussion regarding the Swiss Tax Act and TCJA.
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
Net Income per Diluted Share.    Net income per diluted share decreased to $4.98 in Fiscal 2020, from $5.27 in Fiscal 2019. The $0.29 per share decline was due to the lower level of net income, as previously discussed, partially offset by lower weighted-average diluted shares outstanding during Fiscal 2020 driven by our share repurchases during Fiscal 2020. Net income per diluted share in Fiscal 2020 and Fiscal 2019 were favorably impacted by $1.59 per share as a result of a one-time income tax benefit recorded in connection with the Swiss Tax Act and negatively impacted by $0.34 per share as a result of TCJA enactment-related charges, respectively, both as previously discussed. Net income per diluted share in Fiscal 2020 and Fiscal 2019 were also negatively impacted by $3.17 per share and $1.58 per share, respectively, as a result of restructuring-related charges, impairment of assets (including an equity method investment), and certain other charges (including those related to COVID-19 business disruptions), as previously discussed.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of March 27, 2021 and March 28, 2020.

	March 27, 2021	March 28, 2020	$ Change
	(millions)
Cash and cash equivalents	$2,579.0	$1,620.4	$958.6
Short-term investments	197.5	495.9	(298.4)
Short-term debt(a)	—	(475.0)	475.0
Current portion of long-term debt(a)	—	(299.6)	299.6
Long-term debt(a)	(1,632.9)	(396.4)	(1,236.5)
Net cash and investments(b)	$1,143.6	$945.3	$198.3
Equity	$2,604.4	$2,693.1	$(88.7)

(a)See Note 11 to the accompanying consolidated financial statements for discussion of the carrying values of our debt.
(b)"Net cash and investments" is defined as cash and cash equivalents, plus investments, less total debt.
The increase in our net cash and investments position at March 27, 2021 as compared to March 28, 2020 was primarily due to our operating cash flows of $380.9 million, partially offset by our use of cash to invest in our business through $107.8 million in capital expenditures, to make dividend payments of $49.8 million (which had been previously declared during the fourth quarter of Fiscal 2020), and to support Class A common stock repurchases of $37.7 million, representing withholdings in satisfaction of tax obligations for stock-based compensation awards.
The decrease in equity was primarily attributable to our comprehensive loss and shares surrendered for tax withholdings, partially offset by the impact of stock-based compensation arrangements during Fiscal 2021.

Cash Flows
Fiscal 2021 Compared to Fiscal 2020

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	$ Change
	(millions)
Net cash provided by operating activities	$380.9	$754.6	$(373.7)
Net cash provided by investing activities	195.0	702.1	(507.1)
Net cash provided by (used in) financing activities	356.8	(438.2)	795.0
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	25.5	(15.2)	40.7
Net increase in cash, cash equivalents, and restricted cash	$958.2	$1,003.3	$(45.1)
Net Cash Provided by Operating Activities.    Net cash provided by operating activities decreased to $380.9 million during Fiscal 2021, from $754.6 million during Fiscal 2020. The $373.7 million net decline in cash provided by operating activities was due to a decrease in net income before non-cash charges, partially offset by a net favorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year.
The net favorable change related to our operating assets and liabilities, including our working capital, was primarily driven by:
•a favorable change in our accrued liabilities, primarily driven by the increase in our restructuring reserve related to charges recorded in connection with the Fiscal 2021 Strategic Realignment Plan; and
•a favorable change in our accounts payable, driven by our extended payment terms.
These increases related to our operating assets and liabilities were partially offset by:
•an unfavorable change related to our accounts receivable, largely driven by an increase in wholesale revenue during the fourth quarter of Fiscal 2021 as compared to the fourth quarter of Fiscal 2020;
•an unfavorable change in inventory, largely driven by lower COVID-19-related inventory charges recorded in Fiscal 2021 as compared to the prior year period; and
•an unfavorable change in our prepaid expenses and other current assets, primarily driven by the timing of cash payments.
Net Cash Provided by Investing Activities.    Net cash provided by investing activities was $195.0 million during Fiscal 2021, as compared to of $702.1 million during Fiscal 2020. The $507.1 million net decrease in cash provided by investing activities was primarily driven by:
•a $648.1 million decrease in proceeds from sales and maturities of investments, less purchases of investments. During Fiscal 2021, we received net proceeds from sales and maturities of investments of $302.6 million, as compared to $950.7 million during Fiscal 2020.
    This decrease in cash provided by investing activities was partially offset by:
•a $162.5 million decrease in capital expenditures. During Fiscal 2021, we spent $107.8 million on capital expenditures, as compared to $270.3 million during Fiscal 2020. This decline reflects the temporary postponement of non-critical capital expenditures as a preemptive action to preserve cash and strengthen our liquidity position in response to business disruptions related to the COVID-19 pandemic. Our capital expenditures during Fiscal 2021 primarily related to international store openings and renovations, as well as enhancements to our information technology systems.

In Fiscal 2022, we expect to spend approximately $250 million to $275 million on capital expenditures, in-line with our pre-pandemic levels, primarily related to store openings and renovations, as well as further investment in our digital infrastructure.
Net Cash Provided by (Used in) Financing Activities.    Net cash provided by financing activities was $356.8 million during Fiscal 2021, as compared to net cash used in financing activities of $438.2 million during Fiscal 2020. The $795.0 million net increase in cash provided by financing activities was primarily driven by:
•a $657.1 million decrease in cash used to repurchase shares of our Class A common stock. During Fiscal 2021, $37.7 million in shares of Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our long-term stock incentive plans and no shares of Class A common stock were repurchased pursuant to our common stock repurchase program, which we have temporarily suspended as a preemptive action to preserve cash and strengthen our liquidity position in response to business disruptions related to the COVID-19 pandemic. On a comparative basis, during Fiscal 2020, $650.3 million in shares of Class A common stock were repurchased and $44.5 million in shares of Class A common stock were surrendered or withheld for taxes; and
•a $154.1 million decrease in payments of dividends, driven by the temporary suspension of our quarterly cash dividend program as a preemptive action to preserve cash and strengthen our liquidity position, as discussed in "Dividends" below.
These increases in cash provided by financing activities were partially offset by:
•an $8.1 million decrease in cash proceeds from the issuance of debt, less debt repayments. During Fiscal 2021, we received $1.242 billion in proceeds from our issuance of 1.700% unsecured notes and 2.950% unsecured senior notes, a portion of which was used to repay $475 million of borrowings previously outstanding under our credit facilities and our previously outstanding $300 million principal amount of unsecured 2.625% senior notes that matured in August 2020. On a comparative basis, during Fiscal 2020 we borrowed $475 million under our credit facilities as a preemptive action to preserve cash and strengthen our liquidity in response to the COVID-19 pandemic.
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
Net Cash Provided by Operating Activities.    Net cash provided by operating activities decreased to $754.6 million during Fiscal 2020, from $783.8 million during Fiscal 2019. The $29.2 million net decline in cash provided by operating activities was due to a decrease in net income before non-cash charges, partially offset by a net favorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year. The net favorable change related to our operating assets and liabilities, including our working capital, was primarily driven by:
•a favorable change related to our inventories, largely driven by higher inventory charges primarily related to adverse impacts associated with COVID-19 business disruptions;
•a favorable change related to our prepaid expenses and other current assets, largely driven by the timing of cash payments; and

•a favorable change related to our accounts receivable, largely driven by lower wholesale sales during the fourth quarter of Fiscal 2020 as compared to the prior fiscal year driven by COVID-19 business disruptions, as well as the timing of cash receipts.
    These increases related to our operating assets and liabilities were partially offset by:
•an unfavorable change related to our income tax receivables and payables, largely as a result of the absence of charges recorded during the prior fiscal year in connection with the TCJA's mandatory transition tax; and
•an unfavorable change related to our accrued liabilities driven by larger decreases in our bonus accrual and restructuring reserves as compared to the prior fiscal year, as well as the timing of cash payments.
Net Cash Provided by (Used in) Investing Activities.    Net cash provided by investing activities was $702.1 million during Fiscal 2020, as compared to net cash used in investing activities of $879.3 million during Fiscal 2019. The $1.581 billion net increase in cash provided by investing activities was primarily driven by:
•a $1.624 billion increase in proceeds from sales and maturities of investments, less purchases of investments. During Fiscal 2020, we received net proceeds from sales and maturities of investments of $950.7 million, as compared to making net investment purchases of $673.3 million during Fiscal 2019; and
•a $23.8 million decrease in payments made to settle net investment hedges.
    These increases in cash provided by investing activities were partially offset by:
•a $72.6 million increase in capital expenditures. During Fiscal 2020, we spent $270.3 million on capital expenditures, as compared to $197.7 million during Fiscal 2019. Our capital expenditures during Fiscal 2020 primarily related to new store openings, retail and department store renovations, enhancements to our information technology systems, and the consolidation of our corporate office footprint.
Net Cash Used in Financing Activities.    Net cash used in financing activities was $438.2 million during Fiscal 2020, as compared to $605.7 million during Fiscal 2019. The $167.5 million net decrease in cash used in financing activities was primarily driven by:
•a $386.8 million increase in cash proceeds from the issuance of debt, less debt repayments. During Fiscal 2020, we borrowed $475 million under our credit facilities as a preemptive action to preserve cash and strengthen our liquidity in response to the COVID-19 pandemic. During Fiscal 2019, we received $398.1 million in proceeds from our issuance of 3.750% unsecured senior notes in August 2018, a portion of which was used to repay our previously outstanding $300 million principal amount of unsecured 2.125% senior notes that matured in September 2018. Additionally, during Fiscal 2019 we repaid approximately $10 million that had been borrowed under our credit facilities during Fiscal 2018.
This decrease in cash used in financing activities was partially offset by:
•a $192.2 million increase in cash used to repurchase shares of our Class A common stock. During Fiscal 2020, we used $650.3 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $44.5 million in shares of Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our long-term stock incentive plans. On a comparative basis, during Fiscal 2019, $470.0 million in shares of Class A common stock were repurchased and $32.6 million in shares of Class A common stock were surrendered or withheld for taxes;
•a $21.8 million decrease in proceeds from exercise of stock options; and
•a $13.2 million increase in payments of dividends, driven by an increase to the quarterly cash dividend per share (as discussed within "Dividends" below). Dividends paid amounted to $203.9 million and $190.7 million during Fiscal 2020 and Fiscal 2019, respectively.

Sources of Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, our available cash and cash equivalents and short-term investments, availability under our credit and overdraft facilities and commercial paper program, and other available financing options.
During Fiscal 2021, we generated $380.9 million of net cash flows from our operations. As of March 27, 2021, we had $2.777 billion in cash, cash equivalents, and short-term investments, of which $904.6 million were held by our subsidiaries domiciled outside the U.S. We are not dependent on foreign cash to fund our domestic operations. Undistributed foreign earnings that were subject to the TCJA's one-time mandatory transition tax as of December 31, 2017 are not considered to be permanently reinvested and may be repatriated to the U.S. in the future with minimal or no additional U.S. taxation. We intend to permanently reinvest undistributed foreign earnings generated after December 31, 2017 that were not subject to the one-time mandatory transition tax. However, if our plans change and we choose to repatriate post-2017 earnings to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.
The following table presents our total availability, borrowings outstanding, and remaining availability under our credit and overdraft facilities and Commercial Paper Program as of March 27, 2021:

	March 27, 2021
Description(a)	Total Availability	Borrowings Outstanding		Remaining Availability
	(millions)
Global Credit Facility and Commercial Paper Program(b)	$500	$9	(c)	$491
Pan-Asia Credit Facilities	34	—		34
Japan Overdraft Facility	46	—		46

(a)As defined in Note 11 to the accompanying consolidated financial statements.
(b)Borrowings under the Commercial Paper Program are supported by the Global Credit Facility. Accordingly, we do not expect combined borrowings outstanding under the Commercial Paper Program and the Global Credit Facility to exceed $500 million.
(c)Represents outstanding letters of credit for which we were contingently liable under the Global Credit Facility as of March 27, 2021.
We believe that the Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of March 27, 2021, there were eight financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 20%. In accordance with the terms of the agreement, we have the ability to expand our borrowing availability under the Global Credit Facility to $1 billion through the full term of the facility, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments.
Borrowings under the Pan-Asia Credit Facilities and Japan Overdraft Facility (collectively, the "Pan-Asia Borrowing Facilities") are guaranteed by the parent company and are granted at the sole discretion of the participating banks (as described within Note 11 to the accompanying consolidated financial statements), subject to availability of the respective banks' funds and satisfaction of certain regulatory requirements. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Global Credit Facility and the Pan-Asia Borrowing Facilities in the event of our election to draw additional funds in the foreseeable future.
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
In March 2020, we borrowed $475.0 million under the Global Credit Facility as a preemptive action to preserve cash and strengthen our liquidity position in response to the COVID-19 pandemic, which was subsequently repaid in June 2020.
The Global Credit Facility contains a number of covenants, as described in Note 11 to the accompanying consolidated financial statements. As of March 27, 2021, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility. The Pan-Asia Borrowing Facilities do not contain any financial covenants.
See Note 11 to the accompanying consolidated financial statements for additional information relating to our debt and covenant compliance.
Common Stock Repurchase Program
On May 13, 2019, our Board of Directors approved an expansion of our existing common stock repurchase program that allowed us to repurchase up to an additional $600 million of Class A common stock. As of March 27, 2021, the remaining availability under our Class A common stock repurchase program was approximately $580 million. Repurchases of shares of Class A common stock are subject to certain restrictions under our Global Credit Facility and more generally overall business and market conditions. Accordingly, as a result of business disruptions related to the COVID-19 pandemic, effective beginning in the first quarter of Fiscal 2021 we temporarily suspended our common stock repurchase program as a preemptive action to preserve cash and strengthen our liquidity position.
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
As a result of business disruptions related to the COVID-19 pandemic, effective beginning in the first quarter of Fiscal 2021 we temporarily suspended our quarterly cash dividend program as a preemptive action to preserve cash and strengthen our liquidity position. On May 19, 2021, our Board of Directors approved the reinstatement of our quarterly cash dividend program at the pre-pandemic amount of $0.6875 per share. The first quarterly dividend since such reinstatement will be payable to shareholders of record at the close of business on June 25, 2021, and will be paid on July 9, 2021.
We intend to continue to pay regular dividends on our outstanding common stock. However, any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on our results of operations, cash requirements, financial condition, and other factors that the Board of Directors may deem relevant, including economic and market conditions.
Contractual and Other Obligations
Firm Commitments
The following table summarizes certain of our aggregate contractual obligations as of March 27, 2021, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flows in future periods. We expect to fund these firm commitments with operating cash flows generated in the normal course of business and, if necessary, through availability under our credit facilities or other accessible sources of financing.

	Fiscal 2022	Fiscal 2023-2024	Fiscal 2025-2026	Fiscal 2027 and Thereafter	Total
	(millions)
Senior Notes	$—	$500.0	$400.0	$750.0	$1,650.0
Interest payments on debt	45.6	78.5	64.3	94.0	282.4
Operating leases	332.7	570.5	362.5	458.4	1,724.1
Finance leases	33.7	70.7	72.1	312.7	489.2
Other lease commitments	10.4	21.9	25.6	49.5	107.4
Inventory purchase commitments	713.7	—	—	—	713.7
Mandatory transition tax payments	14.0	40.2	78.5	—	132.7
Other commitments	27.9	12.3	13.7	23.3	77.2
Total	$1,178.0	$1,294.1	$1,016.7	$1,687.9	$5,176.7
The following is a description of our material, firmly committed obligations as of March 27, 2021:
•Senior Notes represent the principal amount of our outstanding 3.750% Senior Notes, 1.700% Senior Notes, and 2.950% Senior Notes. Amounts do not include any fair value adjustments, call premiums, unamortized debt issuance costs, or interest payments (see below);
•Interest payments on debt represent the semi-annual contractual interest payments due on our 3.750% Senior Notes, 1.700% Senior Notes, and 2.950% Senior Notes. Amounts do not include the impact of potential cash flows underlying our related swap contracts (see Note 13 to the accompanying consolidated financial statements for discussion of our swap contracts);
•Lease obligations represent fixed payments due over the lease term of our noncancelable leases of real estate and operating equipment, including rent, real estate taxes, insurance, common area maintenance fees, and/or certain other costs. For lease terms that have commenced, information has been presented separately for operating and finance leases. Other lease commitments relate to executed lease agreements for which the related lease terms have not yet commenced as of March 27, 2021;

•Inventory purchase commitments represent our legally-binding agreements to purchase fixed or minimum quantities of goods at determinable prices;
•Mandatory transition tax payments represent our remaining tax obligation incurred in connection with the deemed repatriation of previously deferred foreign earnings pursuant to the TCJA (see Note 10 to the accompanying consolidated financial statements for discussion of the TCJA); and
•Other commitments primarily represent our legally-binding obligations under sponsorship, licensing, and other marketing and advertising agreements; information technology-related service agreements; and pension-related obligations.
Excluded from the above contractual obligations table is the non-current liability for unrecognized tax benefits of $91.4 million as of March 27, 2021, as we cannot make a reliable estimate of the period in which the liability will be settled, if ever. The above table also excludes the following: (i) amounts recorded in current liabilities in our consolidated balance sheet as of March 27, 2021, which will be paid within one year, other than lease obligations, mandatory transition tax payments, and accrued interest payments on debt; and (ii) non-current liabilities that have no cash outflows associated with them (e.g., deferred income), or the cash outflows associated with them are uncertain or do not represent a "purchase obligation" as such term is used herein (e.g., deferred taxes, derivative financial instruments, and other miscellaneous items).
We also have certain contractual arrangements that would require us to make payments if certain events or circumstances occur. See Note 15 to the accompanying consolidated financial statements for a description of our contingent commitments not included in the above table.
Off-Balance Sheet Arrangements
In addition to the commitments included in the above table, our other off-balance sheet firm commitments relating to our outstanding letters of credit amounted to $8.9 million as of March 27, 2021. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships with unconsolidated entities that would be expected to have a material current or future effect on our consolidated financial statements.
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
Given our use of derivative instruments, we are exposed to the risk that the counterparties to such contracts will fail to meet their contractual obligations. To mitigate such counterparty credit risk, it is our policy to only enter into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. Our established policies and procedures for mitigating credit risk include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties, when possible, to further mitigate credit risk. As a result of the above considerations, we do not believe that we are exposed to undue concentration of counterparty risk with respect to our derivative contracts as of March 27, 2021. However, we do have in aggregate $15.7 million of derivative instruments in net asset positions with seven creditworthy financial institutions.
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
Our pay-floating rate, receive-floating rate cross-currency swap contracts swap U.S. Dollar-denominated variable interest rate payments based on the contract's notional amount and 3-month London Interbank Offered Rate ("LIBOR") plus a fixed spread (as paid under a corresponding interest rate swap contract discussed below) for Euro-denominated variable interest rate payments based on 3-month Euro Interbank Offered Rate ("EURIBOR") plus a fixed spread, which, in combination with a corresponding interest rate swap contract, economically converts a portion of our fixed-rate U.S. Dollar-denominated senior note obligations to floating-rate Euro-denominated obligations.
Our pay-fixed rate, receive-fixed rate cross-currency swap contracts swap U.S. Dollar-denominated fixed interest rate payments based on the contract's notional amount and the fixed rate of interest payable on certain of our senior notes for Euro-denominated fixed interest rate payments, thereby economically converting a portion of our fixed-rate U.S. Dollar-denominated senior note obligations to fixed rate Euro-denominated obligations.
Sensitivity
We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our forward foreign currency exchange and cross-currency swap contracts. In doing so, we assess the risk of loss in the fair values of these contracts that would result from hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of March 27, 2021, a 10% appreciation or depreciation of the U.S. Dollar against the foreign currencies under contract would result in a net increase or decrease, respectively, in the fair value of our derivative portfolio of approximately $109 million. This hypothetical net change in fair value should ultimately be largely offset by the net change in the related underlying hedged items.
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

Sensitivity
As of March 27, 2021, we had no variable-rate debt outstanding. As such, our exposure to changes in interest rates primarily relates to changes in the fair values of our fixed-rate Senior Notes. As of March 27, 2021, the aggregate fair values of our Senior Notes were $1.731 billion. A 25-basis point increase or decrease in interest rates would decrease or increase, respectively, the aggregate fair values of our Senior Notes by approximately $22 million based on certain simplifying assumptions, including an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Such potential increases or decreases in the fair value of our debt would only be realized if we were to retire all or a portion of the debt prior to its maturity.
Investment Risk Management
As of March 27, 2021, we had cash and cash equivalents on-hand of $2.579 billion, consisting of deposits in interest bearing accounts, investments in money market deposit accounts, and investments in time deposits with original maturities of 90 days or less. Our other significant investments included $197.5 million of short-term investments, consisting of investments in time deposits with original maturities greater than 90 days; and $9.0 million of restricted cash held in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters and real estate leases.
We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed in Note 3 to the accompanying consolidated financial statements. Our investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in our investment policy. See Note 13 to the accompanying consolidated financial statements for further detail of the composition of our investment portfolio as of March 27, 2021.
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
Sales Reserves and Uncollectible Accounts
A significant area of judgment affecting reported revenue involves estimating sales reserves, which represent the portion of gross revenues not expected to be realized. In particular, gross revenue related to our wholesale business is reduced by estimates of returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances. Gross revenue related to our retail business, including digital commerce sales, is also reduced by an estimate of returns.
In developing estimates of returns, discounts, end-of-season markdowns, operational chargebacks, and cooperative advertising allowances, we analyze historical trends, actual and forecasted seasonal results, current economic and market conditions, retailer performance, and, in certain cases, contractual terms. Estimates for operational chargebacks are based on actual customer notifications of order fulfillment discrepancies and historical trends. We review and refine these estimates on a quarterly basis. Our historical estimates of these amounts have not differed materially from actual results. However, unforeseen adverse future economic and market conditions, such as those resulting from widespread pandemic diseases and/or other catastrophic events, could result in our actual results differing materially from our estimates. A hypothetical 1% increase in our reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances as of March 27, 2021 would have reduced our Fiscal 2021 net revenues by approximately $2 million.
Similarly, we evaluate our accounts receivable balances to develop expectations regarding the extent to which they will ultimately be collected. Significant judgment and estimation are involved in this evaluation, including a receivables aging analysis which shows, by aged category, the percentage of receivables that has historically gone uncollected, an analysis of specific risks on a customer-by-customer basis for larger accounts (including consideration of their financial condition and ability to withstand potential prolonged periods of adverse economic conditions), and an evaluation of current and forecasted economic and market conditions over the respective asset's contractual life. Based on this information, we record an allowance for estimated amounts that we ultimately expect not to collect due to credit. Although we believe that we have adequately provided for these risks as part of our allowance for doubtful accounts, a severe and prolonged adverse impact on our major customers' business and operations beyond those forecasted could have a corresponding material adverse effect on our net revenues, cash flows, and/or financial condition. A hypothetical 1% increase in the level of our allowance for doubtful accounts as of March 27, 2021 would have increased our Fiscal 2021 SG&A expenses by less than $1 million.
See "Accounts Receivable" in Note 3 to the accompanying consolidated financial statements for an analysis of the activity in our sales reserves and allowance for doubtful accounts for each of the three fiscal years presented.
Inventories
We hold retail inventory that is sold in our own stores and digital commerce sites directly to consumers. We also hold inventory that is sold through wholesale distribution channels to major department stores and specialty retail stores. Substantially all of our inventories are comprised of finished goods, which are stated at the lower of cost or estimated realizable value, with cost determined on a weighted-average cost basis.
The estimated net realizable value of inventory is determined based on an analysis of historical sales trends of our individual product lines, the impact of market trends and economic conditions (including those resulting from pandemic diseases and other catastrophic events), and a forecast of future demand, giving consideration to the value of current orders in-house for future sales of inventory, as well as plans to sell inventory through our factory stores, among other liquidation channels. Actual results may differ from estimates due to the quantity, quality, and mix of products in inventory, consumer and retailer preferences, and economic and market conditions. Reserves for inventory shrinkage, representing the risk of physical loss of inventory, are estimated based on historical experience and are adjusted based upon physical inventory counts. Our historical estimates of these costs and the related provisions have not differed materially from actual results. However, unforeseen adverse future economic and market conditions could result in our actual results differing materially from our estimates.
A hypothetical 1% increase in the level of our inventory reserves as of March 27, 2021 would have decreased our Fiscal 2021 gross profit by approximately $3 million.
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
We performed our annual goodwill impairment assessment as of the beginning of the second quarter of Fiscal 2021 using the qualitative approach discussed above. In performing the assessment, we considered the results of our most recent quantitative goodwill impairment test, which was performed as of the end of Fiscal 2020 and incorporated assumptions related to COVID-19 business disruptions, the results of which indicated that the fair values of our reporting units significantly exceeded their respective carrying values. Based on the results of the qualitative impairment assessment performed, we concluded that it is more likely than not that the fair values of our reporting units significantly exceeded their respective carrying values and there were no reporting units at risk of impairment. No goodwill impairment charges were recorded during any of the fiscal years presented. See Note 12 to the accompanying consolidated financial statements for further discussion.
In evaluating finite-lived intangible assets for recoverability, we use our best estimate of future cash flows expected to result from the use of the asset and its eventual disposition where probable. If such estimated future undiscounted net cash flows attributable to the asset are less than its carrying value, an impairment loss is recognized to the extent that such asset's carrying value exceeds its fair value, as estimated considering external market participant assumptions.
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
Impairment of Other Long-Lived Assets
Property and equipment and lease-related right-of-use ("ROU") assets, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. In evaluating long-lived assets for recoverability, we use our best estimate of future cash flows expected to result from the use of the asset (including any potential sublease income for lease-related ROU assets) and its eventual disposition, where applicable. If such estimated future undiscounted net cash flows attributable to the asset are less than its carrying value, an impairment loss is recognized to the extent that such asset's carrying value exceeds its fair value, as estimated considering external market participant assumptions and discounted cash flows, including those based on estimated market rents for lease-related ROU assets. Assets to be disposed of and for which there is a committed plan of disposal (commonly referred to as assets held-for-sale) are reported at the lower of carrying value or fair value, less costs to sell.
In determining future cash flows, we take various factors into account, including changes in merchandising strategy, the emphasis on retail store cost controls, the effects of macroeconomic trends such as consumer spending, and the impacts of more experienced retail store managers and increased local advertising. Since the determination of future cash flows is an estimate of future performance, future impairments may arise in the event that future cash flows do not meet expectations. For example, unforeseen adverse future economic and market conditions could negatively impact consumer behavior, spending levels, and/or shopping preferences and result in actual results differing from our estimates. Additionally, we may review and consider appraisals from accredited independent valuation firms to determine the fair value of long-lived assets, where applicable.
During Fiscal 2021, Fiscal 2020, and Fiscal 2019, we recorded non-cash impairment charges of $96.0 million, $38.7 million, and $21.2 million, respectively, to write-down the carrying values of certain long-lived assets based upon their assumed fair values. Additionally, during Fiscal 2019, we recorded a non-cash charge of $4.6 million to reduce the carrying value of our corporate jet being held-for-sale to its estimated fair value, less costs to sell. See Note 8 to the accompanying consolidated financial statements for further discussion.

Income Taxes
In determining our income tax provision for financial reporting purposes, we establish a reserve for uncertain tax positions. If we believe that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the tax benefit. We measure the tax benefit by determining the largest amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. These assessments can be complex and require significant judgment, and we often obtain assistance from external advisors. To the extent that our estimates change or the final tax outcome of these matters is different from the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. If the initial assessment of a position fails to result in the recognition of a tax benefit, we will recognize the tax benefit if (i) there are changes in tax law or analogous case law that sufficiently raise the likelihood of prevailing on the technical merits of the position to more likely than not; (ii) the statute of limitations expires; or (iii) there is a completion of an audit resulting in a settlement of that tax year with the appropriate agency.
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
Contingencies
We are periodically exposed to various contingencies in the ordinary course of conducting our business, including potential losses relating to certain litigation, alleged information system security breaches, contractual disputes, employee relation matters, various tax or other governmental audits, and trademark and intellectual property matters and disputes. We record a liability for such contingencies to the extent that we conclude that it is probable that a loss has been incurred and the amount of such loss is reasonably estimable. In addition, if it is considered reasonably possible that an unfavorable settlement of a contingency could exceed any established liability, we disclose the estimated impact on our liquidity, financial condition, and results of operations, if practicable. Management considers many factors in making these assessments. As the ultimate resolution of contingencies is inherently unpredictable, these assessments can involve a series of complex judgments about future events including, but not limited to, court rulings, negotiations between affected parties, and governmental actions. As a result, the accounting for loss contingencies relies heavily on management's judgment in developing the related estimates and assumptions.
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
Sensitivity
The assumptions used in calculating the grant date fair values of our stock-based compensation awards represent our best estimates. In addition, projecting the achievement level of certain performance-based awards, as well as estimating the number of awards expected to be forfeited, requires judgment. If actual results or forfeitures differ significantly from our estimates and assumptions, or if assumptions used to estimate the grant date fair value of future stock-based award grants are significantly changed, stock-based compensation expense and, therefore, our results of operations could be materially impacted. A hypothetical 10% change in our Fiscal 2021 stock-based compensation expense would have affected our net loss by approximately $6 million.
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 4 to the accompanying consolidated financial statements for a description of certain recently issued accounting standards which have impacted our consolidated financial statements or may impact our consolidated financial statements in future reporting periods.
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
(c) Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting during the fourth quarter of Fiscal 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Although there have been no material changes in the Company's internal control over financial reporting, we have experienced varying degrees of business disruptions related to the COVID-19 pandemic, including periods of closure of our stores, distribution centers, and corporate facilities, as described within Item 1 — "Business — Recent Developments," with a significant portion of our corporate employees working remotely throughout Fiscal 2021. Our Board of Directors has also approved a restructuring plan, as described within Item 1 — "Business — Recent Developments," which has resulted in a significant reduction to our global workforce during the second half of Fiscal 2021. Despite such cumulative actions, we have not experienced any material changes to our internal controls over financial reporting. We will continue to evaluate and monitor the impact of the COVID-19 pandemic and our restructuring activities on our internal controls. See Item 1A — "Risk

Factors — Risks Related to Macroeconomic Conditions — Infectious disease outbreaks, such as the COVID-19 pandemic, could have a material adverse effect on our business" and "Risk Factors — Risks Related to our Strategic Initiatives and Restructuring Activities — We may not fully realize the expected cost savings and/or operating efficiencies from our restructuring plans" for additional discussion regarding risks to our business associated with the COVID-19 pandemic and our restructuring plans, respectively.
Item 9B.    Other Information.
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Information relating to our directors and corporate governance will be set forth in the Company's proxy statement for its 2021 annual meeting of stockholders to be filed within 120 days after March 27, 2021 (the "Proxy Statement") and is incorporated by reference herein. Information relating to our executive officers is set forth in Item 1 of this Annual Report on Form 10-K under the caption "Information About Our Executive Officers."
We have a Code of Ethics for Principal Executive Officers and Senior Financial Officers that covers the Company's principal executive officer, principal operating officer, principal financial officer, principal accounting officer, controller, and any person performing similar functions, as applicable. We also have a Code of Business Conduct and Ethics that covers the Company's directors, officers, and employees. You can find our Code of Ethics for Principal Executive Officers and Senior Financial Officers and our Code of Business Conduct and Ethics (collectively, the "Codes") on our website, http://investor.ralphlauren.com. We will post any amendments to the Codes and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE on our website.
Item 11.    Executive Compensation.
Information relating to executive and director compensation will be set forth in the Proxy Statement and such information is incorporated by reference herein.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table sets forth information as of March 27, 2021 regarding compensation plans under which the Company's equity securities are authorized for issuance:

	(a)		(b)		(c)
Plan Category	Numbers of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options ($)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	3,137,067	(1)	$159.83	(2)	3,192,457	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	3,137,067		$159.83		3,192,457

(1)Consists of 254,853 options to purchase shares of our Class A common stock and 2,882,214 restricted stock units that are payable solely in shares of Class A common stock (including 473,870 service-based restricted stock units that have fully vested but for which the underlying shares have not yet been delivered as of March 27, 2021).
(2)Represents the weighted-average exercise price of outstanding stock options.

(3)All of the securities remaining available for future issuance set forth in column (c) may be in the form of options, stock appreciation rights, restricted stock, restricted stock units, performance awards, or other stock-based awards under the Company's 2019 Incentive Plan.
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

4.2	Second Supplemental Indenture, dated as of August 18, 2015, by and between the Company and Wells Fargo Bank, National Association (filed as Exhibit 4.2 to the Form 8-K filed August 18, 2015)
4.3	Third Supplemental Indenture, dated as of August 9, 2018, by and between Ralph Lauren Corporation and Wells Fargo Bank, National Association (filed as Exhibit 4.2 to the Form 8-K filed August 9, 2018)
4.4	Fourth Supplemental Indenture, dated as of June 3, 2020, by and between Ralph Lauren Corporation and Wells Fargo Bank, National Association (filed as Exhibit 4.2 to the Form 8-K filed June 4, 2020)
4.5	Description of Securities Registered Under Section 12 of the Exchange Act (filed as Exhibit 4.4 to the Form 10-K for the fiscal year ended March 28, 2020 (the "Fiscal 2020 10-K"))
10.1
Registration Rights Agreement dated as of June 9, 1997 by and among Ralph Lauren, GS Capital Partners, L.P., GS Capital Partner PRL Holding I, L.P., GS Capital Partners PRL Holding II, L.P., Stone Street Fund 1994, L.P., Stone Street 1994 Subsidiary Corp., Bridge Street Fund 1994, L.P., and the Company (filed as Exhibit 10.3 to the S-1)

10.2	Form of Indemnification Agreement between the Company and its Directors and Executive Officers (filed as Exhibit 10.26 to the S-1)†
10.3	Amended and Restated Employment Agreement, effective as of April 2, 2017, between the Company and Ralph Lauren (filed as Exhibit 10.1 to the Form 8-K filed March 31, 2017)†
10.4	Amendment No. 1 to the Amended and Restated Employment Agreement, dated June 16, 2020, between the Company and Ralph Lauren (filed as Exhibit 10.1 to the Form 10-Q filed August 4, 2020)†
10.5	Employment Agreement, dated May 13, 2017, between the Company and Patrice Louvet (filed as Exhibit 10.1 to the Form 8-K filed May 17, 2017)†
10.6	Amendment No. 1 to the Employment Agreement, dated June 30, 2017, between the Company and Patrice Louvet (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended July 1, 2017)†
10.7	Amendment No. 2 to the Employment Agreement, dated June 17, 2020, between the Company and Patrice Louvet (filed as Exhibit 10.2 to the Form 10-Q filed August 4, 2020)†

Exhibit Number	Description
10.8	Amended and Restated Employment Agreement, effective as of April 4, 2016, between the Company and Valérie Hermann (filed as Exhibit 10.1 to the Form 8-K filed May 4, 2016)†
10.9
Amendment No. 1 to the Amended and Restated Employment Agreement, dated as of November 9, 2016, between the Company and Valérie Hermann (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended October 1, 2016)†

10.10	Employment Separation Agreement and Release, between the Company and Valérie Hermann (filed as Exhibit 10.1 to the Form 8-K filed July 19, 2019)†
10.11
Amendment No. 1 to the Employment Separation Agreement and Release, effective as of November 6, 2019, between the Company and Valérie Hermann (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 28, 2019)†

10.12	Amended and Restated Employment Agreement, dated February 28, 2019, between the Company and Jane Nielsen (filed as Exhibit 10.1 to the Form 8-K filed March 1, 2019)†
10.13	Amendment No. 1 to the Amended and Restated Employment Agreement, dated June 17, 2020, between the Company and Jane Nielsen (filed as Exhibit 10.3 to the Form 10-Q filed August 4, 2020)†
10.14	Amended and Restated Employment Agreement, effective as of March 31, 2019, between the Company and Howard Smith (filed as Exhibit 10.11 to the Fiscal 2020 10-K)†
10.15
Restricted Stock Unit Award Agreement, dated as of June 8, 2004, between the Company and Ralph Lauren (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 2005)†

10.16	Executive Officer Annual Incentive Plan, as amended as of August 10, 2017 (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended July 1, 2017)†
10.17	Executive Officer Annual Incentive Plan, as amended as of May 20, 2020 (filed as Exhibit 10.14 to the Fiscal 2020 10-K)†
10.18	1997 Long-Term Stock Incentive Plan, as Amended and Restated as of August 12, 2004 (filed as Exhibit 99.1 to the Form 8-K filed October 4, 2004)†
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

10.21	Amended and Restated 2010 Long-Term Incentive Plan, amended as of August 11, 2016 (filed as Exhibit 10.4 to the Form 10-Q for the quarterly period ended July 2, 2016)†
10.22	2019 Long-Term Stock Incentive Plan (filed as Appendix C to the Company's Definitive Proxy Statement dated June 21, 2019)†
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

10.25	Stock Option Award Overview containing the standard terms of stock option awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.27 to the Fiscal 2014 10-K)†
10.26
Cliff Restricted Performance Share Unit with TSR Modifier Award Overview containing the standard terms of cliff restricted performance share unit awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.28 to the Fiscal 2014 10-K)†

10.27
Form of Performance Share Unit Award Agreement under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2015 (the "Fiscal 2015 10-K"))†

10.28	Form of Performance-Based Restricted Stock Unit Award Agreement under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.39 to the Fiscal 2015 10-K)†
10.29	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended June 27, 2015)†
10.30
Performance Share Unit Award Overview containing the standard terms of performance share unit awards under the Amended and Restated 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2017)†

Exhibit Number	Description
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

10.34
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

10.37
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

10.39
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

10.41
Restricted Stock Unit Overview containing the standard terms of restricted stock unit awards under the 2019 Long-Term Stock Incentive Plan (filed as Exhibit 10.4 to the Form 10-Q for the quarterly period ended September 28, 2019)†

10.42
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the 2019 Long-Term Stock Incentive Plan (filed as Exhibit 10.5 to the Form 10-Q for the quarterly period ended September 28, 2019)†

10.43	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the 2019 Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the Form 10-Q filed November 5, 2020)†
10.44	Form of Cliff Restricted Stock Award Agreement under the 2019 Long-Term Stock Incentive Plan (filed as Exhibit 10.2 to the Form 10-Q filed November 5, 2020)†
10.45	Form of Pro-Rata Restricted Stock Unit Award Agreement under the 2019 Long-Term Stock Incentive Plan (filed as Exhibit 10.3 to the Form 10-Q filed November 5, 2020)†
10.46	Amended and Restated Polo Ralph Lauren Supplemental Executive Retirement Plan (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended December 31, 2005)†
10.47
Credit Agreement, dated as of August 12, 2019 and as amended by the First Amendment, dated as of May 26, 2020, among the Company, Ralph Lauren Europe Sàrl, RL Finance B.V. and Ralph Lauren Asia Pacific Limited as the borrowers, the lenders party thereto, Bank of America, N.A., as syndication agent, Wells Fargo Bank, N.A., HSBC Bank USA, N.A., ING Bank N.V., Dublin Branch, and Deutsche Bank Securities Inc., as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.41 to the Fiscal 2020 10-K)

14.1
Code of Ethics for Principal Executive Officers and Senior Financial Officers (filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2003 and available, as amended, on the Company's Internet site)

14.2	Code of Business Conduct and Ethics of the Company (filed as Exhibit 14.1 to the Form 10-Q for the quarterly period ended June 27, 2015 and available, as amended, on the Company's Internet site)
21.1*	List of Subsidiaries of the Company
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Principal Executive Officer pursuant to 17 CFR 240.13a-14(a)
31.2*	Certification of Principal Financial Officer pursuant to 17 CFR 240.13a-14(a)

Exhibit Number	Description
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
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
Date: May 20, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ RALPH LAUREN	Executive Chairman, Chief Creative Officer, and Director	May 20, 2021
Ralph Lauren

/S/ PATRICE LOUVET	President, Chief Executive Officer, and Director (Principal Executive Officer)	May 20, 2021
Patrice Louvet

/S/ JANE HAMILTON NIELSEN	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	May 20, 2021
Jane Hamilton Nielsen

/s/ DAVID LAUREN	Vice Chairman, Chief Innovation Officer, Strategic Advisor to the CEO, and Director	May 20, 2021
David Lauren

/s/ ANDREW HOWARD SMITH	Chief Commercial Officer and Director	May 20, 2021
Andrew Howard Smith

/S/ ANGELA AHRENDTS	Director	May 20, 2021
Angela Ahrendts

/S/ JOHN R. ALCHIN	Director	May 20, 2021
John R. Alchin

/S/ FRANK A. BENNACK, JR.	Director	May 20, 2021
Frank A. Bennack, Jr.

/S/ JOEL L. FLEISHMAN	Director	May 20, 2021
Joel L. Fleishman

/s/ MICHAEL A. GEORGE	Director	May 20, 2021
Michael A. George

Signature	Title	Date

/S/ VALERIE JARRETT	Director	May 20, 2021
Valerie Jarrett

/S/ HUBERT JOLY	Director	May 20, 2021
Hubert Joly

/S/ LINDA FINDLEY KOZLOWSKI	Director	May 20, 2021
Linda Findley Kozlowski

/S/ JUDITH MCHALE	Director	May 20, 2021
Judith McHale

/S/ DARREN WALKER	Director	May 20, 2021
Darren Walker

RALPH LAUREN CORPORATION

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 27, 2021	March 28, 2020
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,579.0	$1,620.4
Short-term investments	197.5	495.9
Accounts receivable, net of allowances of $213.8 million and $276.2 million	451.5	277.1
Inventories	759.0	736.2
Income tax receivable	54.4	84.8
Prepaid expenses and other current assets	166.6	160.8
Total current assets	4,208.0	3,375.2
Property and equipment, net	1,014.0	979.5
Operating lease right-of-use assets	1,239.5	1,511.6
Deferred tax assets	283.9	245.2
Goodwill	934.6	915.5
Intangible assets, net	121.1	141.0
Other non-current assets	86.4	111.9
Total assets	$7,887.5	$7,279.9
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$—	$475.0
Current portion of long-term debt	—	299.6
Accounts payable	355.9	246.8
Income tax payable	50.6	65.1
Current operating lease liabilities	302.9	288.4
Accrued expenses and other current liabilities	875.4	717.1
Total current liabilities	1,584.8	2,092.0
Long-term debt	1,632.9	396.4
Long-term operating lease liabilities	1,294.5	1,568.3
Income tax payable	118.7	132.7
Non-current liability for unrecognized tax benefits	91.4	88.9
Other non-current liabilities	560.8	308.5
Commitments and contingencies (Note 15)
Total liabilities	5,283.1	4,586.8
Equity:
Class A common stock, par value $.01 per share; 106.1 million and 104.9 million shares issued; 48.3 million and 47.6 million shares outstanding	1.0	1.0
Class B common stock, par value $.01 per share; 24.9 million issued and outstanding	0.3	0.3
Additional paid-in-capital	2,667.1	2,594.4
Retained earnings	5,872.9	5,994.0
Treasury stock, Class A, at cost; 57.8 million and 57.3 million shares	(5,816.1)	(5,778.4)
Accumulated other comprehensive loss	(120.8)	(118.2)
Total equity	2,604.4	2,693.1
Total liabilities and equity	$7,887.5	$7,279.9
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
	(millions, except per share data)
Net revenues	$4,400.8	$6,159.8	$6,313.0
Cost of goods sold	(1,539.4)	(2,506.5)	(2,427.0)
Gross profit	2,861.4	3,653.3	3,886.0
Selling, general, and administrative expenses	(2,638.5)	(3,237.5)	(3,168.3)
Impairment of assets	(96.0)	(31.6)	(25.8)
Restructuring and other charges	(170.5)	(67.2)	(130.1)
Total other operating expenses, net	(2,905.0)	(3,336.3)	(3,324.2)
Operating income (loss)	(43.6)	317.0	561.8
Interest expense	(48.5)	(17.6)	(20.7)
Interest income	9.7	34.4	40.8
Other income (expense), net	7.6	(7.4)	0.6
Income (loss) before income taxes	(74.8)	326.4	582.5
Income tax benefit (provision)	(46.3)	57.9	(151.6)
Net income (loss)	$(121.1)	$384.3	$430.9

Net income (loss) per common share:
Basic	$(1.65)	$5.07	$5.35
Diluted	$(1.65)	$4.98	$5.27
Weighted-average common shares outstanding:
Basic	73.5	75.8	80.6
Diluted	73.5	77.2	81.7
Dividends declared per share	$—	$2.75	$2.50
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
	(millions)
Net income (loss)	$(121.1)	$384.3	$430.9
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	7.2	(11.9)	(39.2)
Net gains (losses) on cash flow hedges	(13.4)	(2.2)	36.2
Net gains (losses) on defined benefit plans	3.6	(0.7)	(1.9)
Other comprehensive loss, net of tax	(2.6)	(14.8)	(4.9)
Total comprehensive income (loss)	$(123.7)	$369.5	$426.0
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
	(millions)
Cash flows from operating activities:
Net income (loss)	$(121.1)	$384.3	$430.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	247.6	269.5	281.3
Deferred income tax expense (benefit)	35.6	(168.8)	8.5
Loss on sale of property	—	—	11.6
Non-cash stock-based compensation expense	72.7	100.6	88.6
Non-cash impairment of assets, including equity method investment	96.0	38.7	25.8
Bad debt expense (benefit)	(27.6)	58.7	0.4
Other non-cash charges (benefits)	1.8	(2.3)	6.5
Changes in operating assets and liabilities:
Accounts receivable	(143.0)	57.6	10.1
Inventories	3.7	72.3	(83.6)
Prepaid expenses and other current assets	5.2	58.2	(40.5)
Accounts payable and accrued liabilities	296.8	(64.3)	(4.7)
Income tax receivables and payables	(37.8)	(42.5)	29.7
Deferred income	(3.2)	—	(16.5)
Other balance sheet changes	(45.8)	(7.4)	35.7
Net cash provided by operating activities	380.9	754.6	783.8
Cash flows from investing activities:
Capital expenditures	(107.8)	(270.3)	(197.7)
Purchases of investments	(704.6)	(1,289.7)	(3,030.8)
Proceeds from sales and maturities of investments	1,007.2	2,240.4	2,357.5
Proceeds from sale of property	—	20.8	20.0
Settlement of net investment hedges	3.7	—	(23.8)
Other investing activities	(3.5)	0.9	(4.5)
Net cash provided by (used in) investing activities	195.0	702.1	(879.3)
Cash flows from financing activities:
Proceeds from credit facility borrowings	—	475.0	—
Repayments of credit facility borrowings	(475.0)	—	(9.9)
Proceeds from the issuance of long-term debt	1,241.9	—	398.1
Repayments of long-term debt	(300.0)	—	(300.0)
Payments of finance lease obligations	(13.9)	(13.6)	(19.6)
Payments of dividends	(49.8)	(203.9)	(190.7)
Repurchases of common stock, including shares surrendered for tax withholdings	(37.7)	(694.8)	(502.6)
Proceeds from exercise of stock options	—	—	21.8
Other financing activities	(8.7)	(0.9)	(2.8)
Net cash provided by (used in) financing activities	356.8	(438.2)	(605.7)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	25.5	(15.2)	(27.8)
Net increase (decrease) in cash, cash equivalents, and restricted cash	958.2	1,003.3	(729.0)
Cash, cash equivalents, and restricted cash at beginning of period	1,629.8	626.5	1,355.5
Cash, cash equivalents, and restricted cash at end of period	$2,588.0	$1,629.8	$626.5
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

			Additional		Treasury Stock
	Common Stock(a)		Paid-in	Retained	at Cost			Total
	Shares	Amount	Capital	Earnings	Shares	Amount	AOCI(b)	Equity
	(millions)
Balance at March 31, 2018	127.9	$1.3	$2,383.4	$5,752.2	46.6	$(4,581.0)	$(98.5)	$3,457.4
Comprehensive income:
Net income				430.9
Other comprehensive loss							(4.9)
Total comprehensive income								426.0
Dividends declared				(198.9)				(198.9)
Repurchases of common stock					4.1	(502.6)		(502.6)
Stock-based compensation			88.6					88.6
Shares issued pursuant to stock-based compensation plans	0.9	—	21.8					21.8
Cumulative adjustment from adoption of new accounting standards				(5.1)				(5.1)
Balance at March 30, 2019	128.8	$1.3	$2,493.8	$5,979.1	50.7	$(5,083.6)	$(103.4)	$3,287.2
Comprehensive income:
Net income				384.3
Other comprehensive loss							(14.8)
Total comprehensive income								369.5
Dividends declared				(204.9)				(204.9)
Repurchases of common stock					6.6	(694.8)		(694.8)
Stock-based compensation			100.6					100.6
Shares issued pursuant to stock-based compensation plans	1.0	—	—					—
Cumulative adjustment from adoption of new accounting standards				(164.5)				(164.5)
Balance at March 28, 2020	129.8	$1.3	$2,594.4	$5,994.0	57.3	$(5,778.4)	$(118.2)	$2,693.1
Comprehensive loss:
Net loss				(121.1)
Other comprehensive loss							(2.6)
Total comprehensive loss								(123.7)
Dividends declared				—				—
Repurchases of common stock					0.5	(37.7)		(37.7)
Stock-based compensation			72.7					72.7
Shares issued pursuant to stock-based compensation plans	1.2	—	—					—
Balance at March 27, 2021	131.0	$1.3	$2,667.1	$5,872.9	57.8	$(5,816.1)	$(120.8)	$2,604.4

(a)Includes Class A and Class B common stock. In Fiscal 2020, 1.0 million shares of Class B common stock were converted into an equal number of shares of Class A common stock pursuant to the terms of the Class B common stock (see Note 16).
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
Fiscal Year
The Company utilizes a 52-53 week fiscal year ending on the Saturday immediately before or after March 31. As such, fiscal year 2021 ended on March 27, 2021 and was a 52-week period ("Fiscal 2021"); fiscal year 2020 ended on March 28, 2020 and was a 52-week period ("Fiscal 2020"); fiscal year 2019 ended on March 30, 2019 and was a 52-week period ("Fiscal 2019"); and fiscal year 2022 will end on April 2, 2022 and will be a 53-week period ("Fiscal 2022").
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ materially from those estimates.
Significant estimates inherent in the preparation of the consolidated financial statements include reserves for bad debt, customer returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances; the realizability of inventory; reserves for litigation and other contingencies; useful lives and impairments of long-lived tangible and intangible assets; fair value measurements; accounting for income taxes and related uncertain tax positions; valuation of stock-based compensation awards and related forfeiture rates; and reserves for restructuring activity, among others.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Reclassifications
Certain reclassifications have been made to the prior periods' financial information in order to conform to the current period's presentation.
COVID-19 Pandemic
Beginning in the fourth quarter of Fiscal 2020, a novel strain of coronavirus commonly referred to as COVID-19 emerged and spread rapidly across the globe, including throughout all major geographies in which the Company operates (North America, Europe, and Asia), resulting in adverse economic conditions and business disruptions, as well as significant volatility in global financial markets. Governments worldwide have imposed varying degrees of preventative and protective actions, such as temporary travel bans, forced business closures, and stay-at-home orders, all in an effort to reduce the spread of the virus. Such factors, among others, have resulted in a significant decline in retail traffic, tourism, and consumer spending on discretionary items. Additionally, during this period of uncertainty, companies across a wide array of industries have implemented various initiatives to reduce operating expenses and preserve cash balances, including work furloughs, reduced pay, and severance actions, which could lower consumers' disposable income levels or willingness to purchase discretionary items. Further, even after such government restrictions and company initiatives are lifted, consumer behavior, spending levels, and/or shopping preferences, such as willingness to congregate in indoor shopping centers or other populated locations, could be adversely affected.
As a result of the COVID-19 pandemic, the Company has experienced varying degrees of business disruptions and periods of closure of its stores, distribution centers, and corporate facilities, as have the Company's wholesale customers, licensing partners, suppliers, and vendors. During the first quarter of Fiscal 2021, the majority of the Company's stores in key markets were closed for an average of 8 to 10 weeks due to government-mandated lockdowns and other restrictions, resulting in significant adverse impacts to its operating results. Resurgences in certain parts of the world resulted in further business disruptions periodically throughout Fiscal 2021, most notably in Europe where a significant number of the Company's stores were closed for approximately two to three months during the second half of Fiscal 2021, including during the holiday period, due to government-mandated lockdowns and other restrictions. Such disruptions have continued into the first quarter of Fiscal 2022, impacting not only the Company's businesses in Europe but also in other regions of the world (notably the Company's retail operations in Japan and its sourcing operations in India). Further, the majority of the Company's stores that are able to remain open have periodically been subject to limited operating hours and/or customer capacity levels in accordance with local health guidelines, with traffic remaining challenged. The Company's wholesale and licensing businesses have also been adversely affected, particularly in North America and Europe, as a result of store closures and lower traffic and consumer demand.
Throughout the pandemic, the Company's priority has been to ensure the safety and well-being of its employees, customers, and the communities in which it operates around the world. The Company continues to consider the guidance of local governments and global health organizations and has implemented new health and safety protocols in its stores, distribution centers, and corporate facilities. The Company has also taken various preemptive actions to preserve cash and strengthen its liquidity position, including:
•amending its Global Credit Facility in May 2020 to temporarily waive its leverage ratio requirement (see Note 11);
•issuing $1.250 billion of unsecured senior notes in June 2020, the proceeds of which are being used for general corporate purposes, including repayment of certain of the Company's previously outstanding borrowings (see Note 11);
•temporarily suspending its quarterly cash dividend and common stock repurchase program, effective beginning in the first quarter of Fiscal 2021 (see Note 16);
•temporarily reducing the base compensation of its executives and senior management team, as well as its Board of Directors, for the first quarter of Fiscal 2021;
•furloughing or reducing work hours for a significant portion of its employees during the first half of Fiscal 2021;

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Despite the introduction of COVID-19 vaccines, the pandemic remains highly volatile and continues to evolve. Accordingly, the Company cannot predict for how long and to what extent the pandemic will impact its business operations or the global economy as a whole. The Company will continue to assess its operations location-by-location, considering the guidance of local governments and global health organizations to determine when its operations can begin returning to normal levels of business.
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
Revenue from the Company's retail business is recognized when the customer takes physical possession of the products, which occurs either at the point of sale for merchandise purchased at the Company's own retail stores and shop-within-shop locations, or upon receipt of shipment for merchandise ordered through direct-to-consumer digital commerce sites. Such revenues are recorded net of estimated returns based on historical trends. Payment is due at the point of sale.
Gift cards purchased by customers are recorded as a liability until they are redeemed for products sold by the Company's retail business, at which point revenue is recognized. The Company also estimates and recognizes revenue for gift card balances not expected to ever be redeemed (referred to as "breakage") to the extent that it does not have a legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdiction as unclaimed or abandoned property. Such estimates are based upon historical redemption trends, with breakage income recognized in proportion to the pattern of actual customer redemptions.
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
Revenue from the Company's licensing arrangements is recognized over time during the period that licensees are provided access to the Company's trademarks (i.e., symbolic intellectual property) and benefit from such access through their own sales of licensed products. These arrangements require licensees to pay a sales-based royalty, which for most arrangements may be subject to a contractually-guaranteed minimum royalty amount. Payments are generally due quarterly and, depending on time of receipt, may be recorded as a liability until recognized as revenue. The Company recognizes revenue for sales-based royalty arrangements (including those for which the royalty exceeds any contractually-guaranteed minimum royalty amount) as licensed products are sold by the licensee. If a sales-based royalty is not ultimately expected to exceed a contractually-

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
guaranteed minimum royalty amount, the minimum is generally recognized as revenue ratably over the respective contractual period. This sales-based output measure of progress and pattern of recognition best represents the value transferred to the licensee over the term of the arrangement, as well as the amount of consideration that the Company is entitled to receive in exchange for providing access to its trademarks. As of March 27, 2021, contractually-guaranteed minimum royalty amounts expected to be recognized as revenue during future periods were as follows:

Contractually-Guaranteed Minimum Royalties(a)
(millions)
Fiscal 2022	$94.8
Fiscal 2023	73.4
Fiscal 2024	39.1
Fiscal 2025	11.5
Fiscal 2026	11.5
Fiscal 2027 and thereafter	12.1
Total	$242.4

(a)Amounts presented do not contemplate potential contract renewals or royalties earned in excess of the contractually-guaranteed minimums.
Disaggregated Net Revenues
The following tables disaggregate the Company's net revenues into categories that depict how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors for the fiscal periods presented:

	Fiscal Year Ended
	March 27, 2021
	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$1,214.1	$517.1	$968.4	$80.2	$2,779.8
Wholesale	778.3	648.8	59.1	12.4	1,498.6
Licensing	—	—	—	122.4	122.4
Total	$1,992.4	$1,165.9	$1,027.5	$215.0	$4,400.8

	Fiscal Year Ended
	March 28, 2020
	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$1,727.3	$874.6	$948.0	$191.0	$3,740.9
Wholesale	1,413.2	757.6	69.2	10.8	2,250.8
Licensing	—	—	—	168.1	168.1
Total	$3,140.5	$1,632.2	$1,017.2	$369.9	$6,159.8

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Deferred Income
Deferred income represents cash payments received in advance of the Company's transfer of control of products or services to its customers and generally consists of unredeemed gift cards (net of breakage) and advance royalty payments from licensees. The Company's deferred income balances were $12.1 million and $14.6 million as of March 27, 2021 and March 28, 2020, respectively, and were primarily recorded within accrued expenses and other current liabilities within the consolidated balance sheets. During Fiscal 2021, the Company recognized $10.0 million of net revenues from amounts recorded as deferred income as of March 28, 2020. The majority of the deferred income balance as of March 27, 2021 is expected to be recognized as revenue within the next twelve months.
Cost of Goods Sold and Selling Expenses
Cost of goods sold includes the amounts incurred to acquire and produce inventory for sale to the Company's customers, including product costs, freight-in, and import costs, as well as changes in reserves for shrinkage and inventory realizability. Gains and losses associated with forward foreign currency exchange contracts that are designated and qualifying as cash flow hedges of inventory transactions are also recognized within cost of goods sold when the hedged inventory is sold. The costs of selling merchandise, including those associated with preparing merchandise for sale, such as picking, packing, warehousing, and order charges ("handling costs"), are included in selling, general, and administrative ("SG&A") expenses in the consolidated statements of operations.
Shipping and Handling Costs
Costs associated with shipping goods to customers are accounted for as fulfillment activities and reflected as SG&A expenses in the consolidated statements of operations. Shipping and handling costs (described above) billed to customers are included in revenue. A summary of shipping and handling costs recognized during the fiscal periods presented is as follows:

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
	(millions)
Shipping costs	$54.8	$46.7	$49.1
Handling costs	138.3	154.0	153.1

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
Advertising and marketing expenses were $265.0 million, $278.0 million, and $272.8 million in Fiscal 2021, Fiscal 2020, and Fiscal 2019, respectively. Deferred advertising, marketing, and promotional costs, which principally relate to advertisements that have not yet been exhibited or payments made for services that have not yet been received, were $9.5 million and $10.1 million at the end of Fiscal 2021 and Fiscal 2020, respectively, and were recorded within prepaid expenses and other current assets in the Company's consolidated balance sheets.
Foreign Currency Translation and Transactions
The financial position and operating results of the Company's foreign operations are accounted for in their respective functional currencies, which are generally consistent with the local currency. For purposes of consolidation, local currency assets and liabilities are translated to U.S. Dollars at the spot rates of exchange prevailing on the balance sheet date, and local currency revenues and expenses are translated to U.S. Dollars at average rates of exchange in effect during the period. The resulting translation gains or losses are included in the consolidated statements of comprehensive income (loss) as a component of other comprehensive income (loss) ("OCI") and in the consolidated statements of equity within accumulated other comprehensive income (loss) ("AOCI"). Gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature are also included within this component of equity.
The Company also recognizes gains and losses on both third-party and intercompany balances that are denominated in a currency other than the respective entity's functional currency. Such foreign currency transactional gains and losses are recognized within other income (expense), net in the consolidated statements of operations, inclusive of the effects of any related hedging activities, and reflected net gains of $8.7 million in Fiscal 2021 and net losses of $1.1 million and $2.8 million in Fiscal 2020 and Fiscal 2019, respectively.
Comprehensive Income (Loss)
Comprehensive income (loss), which is reported in the consolidated statements of comprehensive income (loss) and consolidated statements of equity, consists of net income (loss) and certain other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income (loss) and referred to as OCI. Components of OCI consist of foreign currency translation gains (losses); net realized and unrealized gains (losses) on cash flow hedges, such as forward foreign currency exchange contracts; net realized and unrealized gains (losses) on available-for-sale investments; and net realized and unrealized gains (losses) related to the Company's defined benefit plans.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The weighted-average number of common shares outstanding used to calculate basic net income (loss) per common share is reconciled to shares used to calculate diluted net income (loss) per common share as follows:

	Fiscal Years Ended
	March 27, 2021		March 28, 2020	March 30, 2019
	(millions)
Basic shares	73.5		75.8	80.6
Dilutive effect of RSUs and stock options	—	(a)	1.4	1.1
Diluted shares	73.5		77.2	81.7

(a)Incremental shares of 1.2 million attributable to outstanding RSUs were excluded from the computation of diluted shares for Fiscal 2021 as such shares would not be dilutive given the net loss incurred during the fiscal year.
All earnings per share amounts have been calculated using unrounded numbers. The Company has outstanding performance-based RSUs, which are included in the computation of diluted shares only to the extent that the underlying performance conditions (i) have been satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. In addition, options to purchase shares of the Company's Class A common stock at an exercise price greater than the average market price of such common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income (loss) per common share. As of the end of Fiscal 2021, Fiscal 2020, and Fiscal 2019, there were 0.4 million, 0.8 million, and 1.4 million, respectively, of additional shares issuable contingent upon vesting of performance-based RSUs and upon exercise of anti-dilutive stock options that were excluded from the diluted shares calculations.
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
Compensation expense for all performance-based RSUs is recognized over the requisite service period when attainment of the performance goal is deemed probable, net of estimated forfeitures. Compensation expense for market-based RSUs, net of estimated forfeitures, is recognized over the requisite service period regardless of whether, and the extent to which, the market condition is ultimately satisfied. The Company recognizes compensation expense on an accelerated basis for all awards with graded vesting terms, including restricted stock, certain RSUs, and stock options. For RSU awards with cliff vesting terms, compensation expense is recognized on a straight-line basis. For certain RSU awards granted to retirement-eligible employees, or employees who will become retirement-eligible prior to the end of the awards' respective stated vesting periods, the related compensation expense is recognized on an accelerated basis over a term commensurate with the period that the employee is required to provide service in order to vest in the award. See Note 18 for further discussion of the Company's stock-based compensation plans.
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
Short-term investments consist of investments which the Company expects to convert into cash within one year, including any time deposits and debt securities with original maturities greater than 90 days. Non-current investments, which are classified within other non-current assets in the consolidated balance sheets, consist of time deposits and debt securities which the Company does not expect to convert into cash within one year. See Note 13 for further information relating to the composition of the Company's investments.
The Company classifies such investments as available-for-sale. Accordingly, they are recorded at fair value with unrealized gains or losses generally recognized as a component of AOCI in the consolidated balance sheets, and related realized gains or losses (or unrealized credit-related impairment losses, if any) recorded within other income (expense), net, in the consolidated statements of operations. Cash inflows and outflows related to the sale and purchase of investments are classified as investing activities in the Company's consolidated statements of cash flows.
Equity-method Investments
Ownership interests that provide the Company with significant influence, but less than a controlling interest, over an investee are generally accounted for using the equity method of accounting. Significant influence is generally presumed to exist when the Company owns between 20% and 50% of the investee's common stock.
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
The Company's share of equity-method investee earnings and losses is recognized within other income (expense), net, in the consolidated statements of operations, and reflected a net loss in Fiscal 2021 of $0.1 million and net gains of $0.1 million and $2.9 million in Fiscal 2020 and Fiscal 2019, respectively.
Impairment Assessment
The Company evaluates the need to recognize impairment charges for its investments that are in unrealized loss positions, if any, and its equity method investments on a quarterly basis (see Note 12). Such evaluation involves a variety of considerations, including assessments of the risks and uncertainties associated with general economic conditions and distinct conditions affecting specific issuers or investees. Factors considered by the Company include (i) the financial condition, creditworthiness, and near-term prospects of the issuer or investee; (ii) future economic conditions and market forecasts; (iii) the length of time to maturity, if applicable, and an assessment of whether it is more likely than not that the Company will be required to sell its investment before recovery of market value; and (iv) whether events or changes in circumstances indicate that the investment's carrying amount might not be recoverable.
During Fiscal 2020, the Company recorded a $7.1 million impairment charge within other income (expense), net in the consolidated statements of operations related to an equity method investment (see Note 8).

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
A rollforward of the activity in the Company's reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented as follows:

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
	(millions)
Beginning reserve balance	$204.7	$176.5	$202.5
Amount charged against revenue to increase reserve	280.1	580.1	543.8
Amount credited against customer accounts to decrease reserve	(317.4)	(550.3)	(563.0)
Foreign currency translation	6.3	(1.6)	(6.8)
Ending reserve balance	$173.7	$204.7	$176.5
An allowance for doubtful accounts is determined through analysis of accounts receivable aging, assessments of collectability based on evaluation of historical trends, the financial condition of the Company's customers and their ability to withstand prolonged periods of adverse economic conditions, and evaluation of the impact of current and forecasted economic and market conditions over the related asset's contractual life, among other factors. The Company's allowance for doubtful accounts as of March 27, 2021 and March 28, 2020 reflects estimated impacts associated with COVID-19 business disruptions, which include declines in retail traffic, tourism, and consumer spending on discretionary items.
A rollforward of the activity in the Company's allowance for doubtful accounts is presented below:

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
	(millions)
Beginning reserve balance	$71.5	$15.7	$19.7
Amount recorded to expense to increase (decrease) reserve(a)	(27.6)	58.7	0.4
Amount written-off against customer accounts to decrease reserve	(6.1)	(2.6)	(3.5)
Foreign currency translation	2.3	(0.3)	(0.9)
Ending reserve balance	$40.1	$71.5	$15.7

(a)Amounts recorded to bad debt expense are included within SG&A expenses in the consolidated statements of operations.
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department stores, specialty stores, and third-party digital partners around the world, and extends credit based on an evaluation of each customer's financial capacity and condition, usually without requiring collateral. In the Company's wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2021, the Company's sales to its three largest wholesale customers accounted for approximately 14% of total net revenues. Substantially all of the Company's sales to its three largest wholesale customers related to its North America segment. As of March 27, 2021, these three key wholesale customers accounted for approximately 30% of total gross accounts receivable.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Inventories
The Company holds inventory that is sold in its retail stores and digital commerce sites directly to consumers. The Company also holds inventory that is to be sold through wholesale distribution channels to major department stores, specialty stores, and third-party digital partners. Substantially all of the Company's inventories consist of finished goods, which are stated at the lower of cost or estimated realizable value, with cost determined on a weighted-average cost basis.
The estimated realizable value of inventory is determined based on an analysis of historical sales trends of the Company's individual product lines, the impact of market trends and economic conditions (such as those resulting from pandemic diseases and other catastrophic events), and a forecast of future demand, giving consideration to the value of current in-house orders for future sales of inventory, as well as plans to sell inventory through the Company's factory stores, among other liquidation channels. Actual results may differ from estimates due to the quantity, quality, and mix of products in inventory, consumer and retailer preferences, and actual economic and market conditions. In addition, reserves for inventory shrinkage, representing the risk of physical loss of inventory, are estimated based on historical experience and are adjusted based upon physical inventory counts. The Company's historical estimates of the realizable value of its inventory and its reserves for inventory shrinkage have not differed materially from actual results. However, unforeseen adverse future economic and market conditions could result in the Company's actual results differing materially from its estimates.
The Company's estimated realizable value of its inventory reflects adverse impacts associated with COVID-19 business disruptions, which include temporary closures of the Company's stores and those of its wholesale customers worldwide, as well as declines in retail traffic, tourism, and consumer spending on discretionary items.
Implementation Costs Incurred in Cloud Computing Arrangements
For cloud computing arrangements that are a service contract, the Company capitalizes certain implementation costs incurred (depending on their nature) during the application development stage of the related project, and expenses costs during the preliminary project and post-implementation stages as they are incurred. Capitalized implementation costs are expensed on a straight-line basis over the reasonably certain term of the hosting arrangement, beginning when the module is ready for its intended use. The Company's cloud computing arrangements relate to various areas, including certain retail store and digital commerce operations, and corporate and administrative functions. Capitalized amounts related to such arrangements are recorded within prepaid expenses and other current assets and within other non-current assets in the consolidated balance sheets (see Note 7). Capitalized implementation costs expensed were $8.4 million and $4.3 million during Fiscal 2021 and Fiscal 2020, respectively, and were recorded in SG&A expenses in the consolidated statements of operations. The Company did not incur any capitalized implementation costs during Fiscal 2019.
See Note 4 for discussion of the Company's adoption of a new accounting standard related to implementation costs incurred in connection with cloud computing arrangements that are a service contract as of the beginning of Fiscal 2021.
Property and Equipment, Net
Property and equipment, net is stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis, based upon the estimated useful lives of depreciable assets, which range from three to seven years for furniture and fixtures, machinery and equipment, and capitalized software; and from ten to forty years for buildings and improvements. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the respective assets or the term of the related lease.
Property and equipment, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable (see Note 12). In evaluating long-lived assets for recoverability, including finite-lived intangibles as described below, the Company uses its best estimate of future cash flows expected to result from its use of the asset and its eventual disposition, where applicable. If such estimated future undiscounted net cash flows attributable to the asset are less than its carrying value, an impairment loss is recognized to the extent that such asset's carrying value exceeds its fair value, as estimated considering external market participant assumptions and discounted cash flows. Assets to be disposed of and for which there is a committed plan of disposal (commonly referred to as assets held-for-sale) are reported at the lower of carrying value or fair value, less costs to sell.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Leases
The Company's lease arrangements primarily relate to real estate, including its retail stores, concession-based shop-within-shops, corporate offices, and warehouse facilities and, to a lesser extent, certain equipment and other assets. The Company's leases generally have initial terms ranging from three to fifteen years and may include renewal or early-termination options, rent escalation clauses, and/or lease incentives in the form of construction allowances and rent abatements. The Company is typically required to make fixed minimum rent payments, variable rent payments based on performance (e.g., percentage-of-sales-based payments), or a combination thereof, relating to its right to use an underlying leased asset. The Company is also often required to pay for certain other costs that do not relate specifically to its right to use an underlying leased asset, but that are associated with the asset, including real estate taxes, insurance, common area maintenance fees, and/or certain other costs (referred to collectively herein as "non-lease components"), which may be fixed or variable in amount, depending on the terms of the respective lease agreement. The Company's leases do not contain significantly restrictive covenants or residual value guarantees.
The Company determines whether an arrangement contains a lease at the arrangement's inception. If a lease is determined to exist, its related term is assessed at the lease commencement date, once the underlying asset is made available by the lessor for the Company's use. The Company's assessment of the lease term reflects the non-cancellable period of the lease, inclusive of any rent-free periods, plus any periods covered by early-termination options for which the Company is not considered reasonably certain of exercising, as well as periods covered by renewal options for which it is considered reasonably certain of exercising. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation thereof in the consolidated statements of operations over the lease term.
For leases with a lease term exceeding 12 months, a liability is recorded on the Company's consolidated balance sheet at the lease commencement date reflecting the present value of its related fixed payment obligations over such term. A corresponding right-of-use ("ROU") asset equal to the initial lease liability is also recorded, increased by any prepaid rent and/or initial direct costs incurred in connection with execution of the lease, and reduced by any incentives provided by the lessor. The Company also includes fixed payment obligations related to non-lease components in the measurement of its ROU assets and lease liabilities, given its election to account for lease and non-lease components together as a single lease component. Variable lease payments are not included in the measurement of ROU assets and lease liabilities. ROU assets associated with finance leases are presented separately from those associated with operating leases, and are included within property and equipment, net on the Company's consolidated balance sheet. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, given that rates implicit in its leasing arrangements are not readily determinable. The Company's incremental borrowing rate reflects the rate it would pay to borrow on a secured basis an amount equal to the lease payments and incorporates the term and economic environment of the lease.
For operating leases, fixed lease payments are recognized as operating lease cost on a straight-line basis over the lease term. For finance leases, the initial ROU asset is depreciated on a straight-line basis over the lease term, along with recognition of interest expense associated with accretion of the remaining lease liability, which is ultimately reduced by the related fixed payments as they are made. For leases with a lease term of 12 months or less (referred to as a "short-term lease"), any fixed lease payments are recognized on a straight-line basis over such term and are not recognized on the consolidated balance sheet. For all leases, variable lease cost, if any, is recognized as incurred.
ROU assets, along with any related long-lived assets, are periodically evaluated for impairment whenever events or circumstances indicate that their carrying values may not be fully recoverable (see Note 12). To the extent that such assets are ultimately determined to be impaired, they are written down accordingly on a relative carrying amount basis, with the ROU asset written down to an amount no lower than its estimated fair value. Subsequent to the recognition of any such impairment, total remaining lease cost is recognized on a front-loaded basis over the remaining lease term.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Each derivative instrument that qualifies for hedge accounting is expected to be highly effective in offsetting the risk associated with the related exposure. For each instrument that is designated as a hedge, the Company documents the related risk management objective and strategy, including identification of the hedging instrument, the hedged item, and the risk exposure, as well as how hedge effectiveness will be assessed over the instrument's term. To assess hedge effectiveness at the inception of a hedging relationship, the Company generally uses regression analysis, a statistical method, to evaluate how changes in the fair value of the derivative instrument are expected to offset changes in the fair value or cash flows of the related hedged item. The extent to which a hedging instrument has been and is expected to remain highly effective in achieving offsetting changes in fair value or cash flows is assessed by the Company on at least a quarterly basis.
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
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). ASU 2016-13, which was further updated and clarified by the FASB through issuance of additional related ASUs, amends the guidance surrounding measurement and recognition of credit losses on financial assets measured at amortized cost, including trade receivables and investments in certain debt securities, by requiring upfront recognition of an allowance for credit losses expected to be incurred over an asset's contractual life based on relevant information about past events, current conditions, and supportable forecasts impacting its ultimate collectability. Application of this "expected loss" model results in earlier recognition of credit losses than the historical "as incurred" model, under which losses were recognized only upon occurrence of an event that gave rise to the incurrence of a probable loss. While the Company's historical bad debt write-off

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
activity has generally been insignificant, the extent of credit losses ultimately recognized and reflected in its allowance for doubtful accounts under the ASU 2016-13 framework will depend on prevailing conditions and ongoing consideration of information and forecasts that inform the Company's assessments of collectability, similar to past practice. The Company adopted ASU 2016-13 as of the beginning of Fiscal 2021 using the modified retrospective basis. Overall, the adoption of ASU 2016-13 did not have a material impact on the Company's consolidated financial statements.
5.    Property and Equipment
Property and equipment, net consists of the following:

	March 27, 2021	March 28, 2020
	(millions)
Land and improvements	$15.3	$15.3
Buildings and improvements	492.8	309.0
Furniture and fixtures	608.9	629.5
Machinery and equipment	391.8	378.8
Capitalized software	555.2	543.3
Leasehold improvements	1,207.2	1,194.5
Construction in progress	34.5	37.5
	3,305.7	3,107.9
Less: accumulated depreciation	(2,291.7)	(2,128.4)
Property and equipment, net	$1,014.0	$979.5
Property and equipment, net includes finance lease ROU assets, which are reflected in the table above based on their nature.
Depreciation expense was $227.4 million, $246.6 million, and $257.8 million during Fiscal 2021, Fiscal 2020, and Fiscal 2019, respectively, and is recorded primarily within SG&A expenses in the consolidated statements of operations.
6.    Goodwill and Other Intangible Assets
Goodwill
The following table details the changes in goodwill for each of the Company's segments during Fiscal 2021 and Fiscal 2020:

	North America	Europe	Asia	Other Non-reportable Segments(a)	Total(a)
	(millions)
Balance at March 30, 2019	$421.8	$290.0	$75.8	$132.0	$919.6
Foreign currency translation	—	(4.9)	0.8	—	(4.1)
Balance at March 28, 2020	421.8	285.1	76.6	132.0	915.5
Foreign currency translation	—	18.9	0.2	—	19.1
Balance at March 27, 2021	$421.8	$304.0	$76.8	$132.0	$934.6

(a)The goodwill balance for each period presented is net of accumulated impairment charges of $5.2 million related to the Company's other non-reportable segments.
Based on the results of the Company's goodwill impairment testing in Fiscal 2021, Fiscal 2020, and Fiscal 2019, no goodwill impairment charges were recorded. See Note 12 for further discussion of the Company's goodwill impairment testing.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Intangible Assets
Other intangible assets consist of the following:

	March 27, 2021			March 28, 2020
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Re-acquired licensed trademarks	$231.7	$(163.6)	$68.1	$231.6	$(155.4)	$76.2
Customer relationships	254.3	(211.0)	43.3	253.9	(199.0)	54.9
Other	10.1	(7.7)	2.4	10.1	(7.5)	2.6
Total intangible assets subject to amortization	496.1	(382.3)	113.8	495.6	(361.9)	133.7
Intangible assets not subject to amortization:
Trademarks and brands	7.3	N/A	7.3	7.3	N/A	7.3
Total intangible assets	$503.4	$(382.3)	$121.1	$502.9	$(361.9)	$141.0
Amortization Expense
Amortization expense was $20.2 million, $22.9 million, and $23.5 million during Fiscal 2021, Fiscal 2020, and Fiscal 2019, respectively, and is recorded within SG&A expenses in the consolidated statements of operations.
Based on the balance of the Company's finite-lived intangible assets subject to amortization as of March 27, 2021, the expected amortization expense for each of the next five fiscal years and thereafter is as follows:

Amortization Expense
(millions)
Fiscal 2022	$17.8
Fiscal 2023	14.4
Fiscal 2024	13.2
Fiscal 2025	12.9
Fiscal 2026	10.7
Fiscal 2027 and thereafter	44.8
Total	$113.8
The expected future amortization expense above reflects weighted-average estimated remaining useful lives of 9.0 years for re-acquired licensed trademarks, 7.7 years for customer relationships, and 8.6 years for the Company's finite-lived intangible assets in total.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    Other Assets and Liabilities
Prepaid expenses and other current assets consist of the following:

	March 27, 2021	March 28, 2020
	(millions)
Non-trade receivables	$28.9	$27.0
Other taxes receivable	28.4	24.7
Prepaid software maintenance	12.9	14.8
Prepaid advertising and marketing	9.5	10.1
Tenant allowances receivable	8.7	1.8
Inventory return asset	8.3	8.9
Cloud computing arrangement implementation costs	8.2	8.4
Prepaid logistic services	7.1	6.6
Prepaid occupancy expense	6.7	6.7
Derivative financial instruments	5.6	13.7
Prepaid inventory	5.0	0.2
Other prepaid expenses and current assets	37.3	37.9
Total prepaid expenses and other current assets	$166.6	$160.8
Other non-current assets consist of the following:

	March 27, 2021	March 28, 2020
	(millions)
Security deposits	$31.1	$29.4
Derivative financial instruments	10.2	48.6
Restricted cash	7.5	8.0
Cloud computing arrangement implementation costs	5.3	4.9
Other non-current assets	32.3	21.0
Total other non-current assets	$86.4	$111.9
Accrued expenses and other current liabilities consist of the following:

	March 27, 2021	March 28, 2020
	(millions)
Accrued operating expenses	$225.0	$176.4
Accrued payroll and benefits	223.6	186.2
Accrued inventory	196.1	167.1
Restructuring reserve	99.8	25.5
Other taxes payable	64.6	47.9
Accrued capital expenditures	21.3	29.1
Finance lease obligations	19.7	9.8
Deferred income	12.0	14.6
Derivative financial instruments	0.3	6.9
Dividends payable	—	49.8
Other accrued expenses and current liabilities	13.0	3.8
Total accrued expenses and other current liabilities	$875.4	$717.1

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other non-current liabilities consist of the following:

	March 27, 2021	March 28, 2020
	(millions)
Finance lease obligations	$370.5	$189.4
Deferred lease incentives and obligations	62.4	57.8
Derivative financial instruments	55.1	—
Accrued benefits and deferred compensation	22.4	19.5
Deferred tax liabilities	10.7	10.0
Restructuring reserve	3.6	2.0
Other non-current liabilities	36.1	29.8
Total other non-current liabilities	$560.8	$308.5
8.    Impairment of Assets
During Fiscal 2021, the Company recorded non-cash impairment charges of $96.0 million to write-down certain long-lived assets, of which $69.4 million related to its restructuring plans (see Note 9), $17.5 million related to underperforming stores identified through its ongoing store portfolio evaluation and adverse impacts associated with COVID-19 business disruptions, and $9.1 million related to certain previously exited real estate locations for which the related lease agreements have not yet expired.
During Fiscal 2020, the Company recorded non-cash impairment charges of $31.6 million to write-down certain long-lived assets, of which $8.7 million related to its restructuring plans (see Note 9) and $22.9 million related to underperforming stores identified through its ongoing store portfolio evaluation and adverse impacts associated with COVID-19 business disruptions. These charges were recorded within impairment of assets in the consolidated statements of operations. In addition, the Company recorded a $7.1 million impairment charge within other income (expense), net in the consolidated statements of operations during Fiscal 2020 relating to an equity method investment.
During Fiscal 2019, the Company recorded non-cash impairment charges of $21.2 million to write-down certain long-lived assets, of which $10.7 million related to its restructuring plans (see Note 9) and $10.5 million related to underperforming stores identified through its ongoing store portfolio evaluation. Additionally, as a result of its decision to sell its corporate jet in connection with its cost savings initiative, the Company recorded a non-cash impairment charge of $4.6 million during Fiscal 2019 to reduce the carrying value of the asset being held-for-sale to its estimated fair value, less costs to sell.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
This agreement is expected to create incremental value for the Company by enabling an even greater focus on elevating its core brands in the marketplace, reducing its direct exposure to the North America department store channel, and setting up Chaps to deliver on its potential with an experienced partner that is focused on nurturing the brand.
Additionally, on February 3, 2021, the Company's Board of Directors approved additional realignment actions related to its real estate initiative. Specifically, the Company plans to further rightsize and consolidate its global corporate offices to better align with its current organizational profile and new ways of working. The Company also expects to close certain of its stores to improve overall profitability. Additionally, the Company plans to complete the consolidation of its existing North America distribution centers in order to drive greater efficiencies, improve sustainability, and deliver a better consumer experience.
Finally, on May 13, 2021, in connection with its brand portfolio initiative, the Company announced that it has entered into an agreement to sell its Club Monaco business to Regent, L.P., a global private equity firm. The transaction is expected to close by the end of the first quarter of Fiscal 2022.
In connection with these collective realignment initiatives, the Company expects to incur total estimated pre-tax charges of approximately $300 million to $350 million, comprised of cash-related restructuring charges of approximately $185 million to $200 million and non-cash charges of approximately $115 million and $150 million. These estimated charges are subject to change based upon the completion of the sale of the Company's Club Monaco business.
A summary of the charges recorded in connection with the Fiscal 2021 Strategic Realignment Plan during the fiscal period presented (inclusive of immaterial other restructuring-related charges previously recorded during the first quarter of Fiscal 2021) is as follows:

Fiscal Year Ended
March 27, 2021
(millions)
Cash-related restructuring charges:
Severance and benefit costs	$144.2
Other cash charges	14.9
Total cash-related restructuring charges	159.1
Non-cash charges:
Impairment of assets (see Note 8)	69.4
Inventory-related charges(a)	8.3
Total non-cash charges	77.7
Total charges	$236.8

(a)Inventory-related charges are recorded within cost of goods sold in the consolidated statements of operations.
A summary of the activity in the restructuring reserve related to the Fiscal 2021 Strategic Realignment Plan is as follows:

	Severance and Benefit Costs	Other Cash Charges	Total
	(millions)
Balance at March 28, 2020	$—	$—	$—
Additions charged to expense	144.2	14.9	159.1
Cash payments charged against reserve	(48.0)	(11.7)	(59.7)
Balance at March 27, 2021	$96.2	$3.2	$99.4

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal 2019 Restructuring Plan
On June 4, 2018, the Company's Board of Directors approved a restructuring plan associated with the Company's strategic objective of operating with discipline to drive sustainable growth (the "Fiscal 2019 Restructuring Plan"). The Fiscal 2019 Restructuring Plan included the following activities: (i) rightsizing and consolidation of the Company's global distribution network and corporate offices; (ii) targeted severance-related actions; and (iii) closure of certain of its stores and shop-within-shops.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of the activity in the restructuring reserve related to the Fiscal 2019 Restructuring Plan is as follows:

	Severance and Benefit Costs	Lease Termination and Store Closure Costs	Other Cash Charges	Total
	(millions)
Balance at March 31, 2018	$—	$—	$—	$—
Additions charged to expense	60.2	1.8	7.4	69.4
Cash payments charged against reserve	(19.0)	(2.1)	(7.3)	(28.4)
Non-cash adjustments	(0.2)	0.8	—	0.6
Balance at March 30, 2019	41.0	0.5	0.1	41.6
Additions charged to expense	30.1	0.5	3.4	34.0
Cash payments charged against reserve	(47.6)	(0.6)	(2.9)	(51.1)
Non-cash adjustments(a)	—	(0.4)	—	(0.4)
Balance at March 28, 2020	23.5	—	0.6	24.1
Additions charged to expense	—	—	—	—
Cash payments charged against reserve	(20.8)	—	(0.6)	(21.4)
Balance at March 27, 2021	$2.7	$—	$—	$2.7

(a)Certain lease-related liabilities previously recognized in connection with the Company's closure and cessation of use of real estate locations were reclassified and reflected as reductions of the respective operating lease ROU assets initially recognized as of the beginning of Fiscal 2020, upon adoption of new lease accounting rules prescribed by ASU No. 2016-02, "Leases" ("ASU 2016-02").
Other Restructuring Plans
During Fiscal 2019, the Company recorded charges of $14.2 million in connection with its restructuring plan initiated during its fiscal year ended April 1, 2017, comprised of cash-related restructuring charges of $9.2 million and non-cash charges of $5.0 million. Actions associated with this plan are complete and no additional charges are expected to be incurred. The Company made cash payments of $2.1 million, $7.1 million, and $73.5 million during Fiscal 2021, Fiscal 2020, and Fiscal 2019, respectively, which were applied against the reserve associated with this restructuring plan. Additionally, during Fiscal 2020, $17.7 million of lease-related liabilities previously recognized in connection with the Company's closure and cessation of use of real estate locations were reclassified and reflected as reductions of the respective operating lease ROU assets initially recognized upon adoption of ASU 2016-02. As of March 27, 2021 and March 28, 2020, the remaining restructuring reserve associated with this plan was $1.3 million and $3.4 million, respectively.
Refer to Note 9 of the Fiscal 2020 10-K for additional discussion regarding this restructuring plan.
Other Charges
During Fiscal 2021, the Company recorded other charges of $11.4 million primarily related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired.
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
During Fiscal 2019, the Company recorded other charges of $14.1 million related to depreciation expense associated with its former Polo store at 711 Fifth Avenue in New York City, recorded after the store closed during the first quarter of its fiscal year ended March 31, 2018 ("Fiscal 2018"). Additionally, during Fiscal 2019, the Company recorded other charges of

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
$4.2 million primarily related to a customs audit, as well as $18.2 million primarily related to the launch of its new sabbatical leave program, which entitles eligible employees to periodic paid leave based on the attainment of certain employment tenure milestones. Other than this initial charge to establish its estimated liability for services rendered to-date, the Company does not expect there will be a significant, ongoing impact to the consolidated financial statements in future periods related to its sabbatical leave program.
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
During the second quarter of Fiscal 2020, the Swiss Tax Act was enacted into law, resulting in an immaterial adjustment associated with the revaluation of the Company's Swiss deferred tax assets and liabilities and the then estimated annual effective tax rate. Subsequently, as a result of additional information received from the tax authorities and analyses performed related to the transitional provision noted above, the Company recorded a one-time income tax benefit and corresponding deferred tax asset of $122.9 million during Fiscal 2020, which reduced the Company's effective tax rate by 3,760 basis points.
During Fiscal 2021, the Company reduced its one-time tax benefit by $13.8 million due to new legislation enacted in connection with the European Union's anti-tax avoidance directive, which increased the Company's effective tax rate by 1,840 basis points.
U.S. Tax Reform
In January 2018, new U.S. tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA") became effective. The TCJA significantly revised U.S. tax law by, among other provisions, lowering the U.S. federal statutory income tax rate from 35% to 21%, creating a territorial tax system that includes a one-time mandatory transition tax on previously deferred foreign earnings, and eliminating or reducing certain income tax deductions.
U.S. GAAP requires that the effects of changes in tax laws be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the TCJA's provisions, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which allowed companies to record the tax effects of the TCJA on a provisional basis based on a reasonable estimate, and then, if necessary, subsequently adjust such amounts during a limited measurement period as additional information became available and further analyses were completed. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, not to extend beyond one year from enactment.
During Fiscal 2018, the Company recorded net charges of $221.4 million on a provisional basis, inclusive of measurement period adjustments. Subsequently, during Fiscal 2019, the Company completed its analyses and recorded additional net unfavorable measurement period adjustments of $27.6 million as a result of the issuance of new interpretive guidance related to stock-based compensation for certain executives and other analyses performed. These measurement period adjustments increased the Company's effective tax rate by 470 basis points during Fiscal 2019. Approximately $241 million of the cumulative TCJA enactment-related charges recorded related to the mandatory transition tax (see Note 15).
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company also decided to account for the minimum tax on global intangible low-taxed income ("GILTI") in the period in which it is incurred and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements.
Taxes on Income
Domestic and foreign pretax income (loss) are as follows:

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
	(millions)
Domestic	$(285.0)	$(82.9)	$66.6
Foreign	210.2	409.3	515.9
Total income (loss) before income taxes	$(74.8)	$326.4	$582.5
Benefits (provisions) for current and deferred income taxes are as follows:

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
	(millions)
Current:
Federal	$38.5	$1.5	$(37.3)
State and local	1.5	(19.8)	(11.9)
Foreign	(50.7)	(92.6)	(93.9)
	(10.7)	(110.9)	(143.1)
Deferred:
Federal	(19.2)	18.0	(5.0)
State and local	3.5	5.6	(6.9)
Foreign	(19.9)	145.2	3.4
	(35.6)	168.8	(8.5)
Total income tax benefit (provision)	$(46.3)	$57.9	$(151.6)

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tax Rate Reconciliation
The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows:

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
	(millions)
Benefit (provision) for income taxes at the U.S. federal statutory rate	$15.7	$(68.5)	$(122.3)
Change due to:
State and local income taxes, net of federal benefit	6.1	(1.5)	(12.4)
Foreign income taxed at different rates, net of U.S. foreign tax credits	(4.8)	24.7	27.6
Unrecognized tax benefits and settlements of tax examinations	(4.6)	(9.2)	(3.4)
Changes in valuation allowance on deferred tax assets	(34.9)	(1.7)	(1.4)
TCJA enactment-related charges	—	—	(27.6)
Swiss Tax Act benefit (expense)	(13.8)	125.3	—
Compensation-related adjustments	(12.9)	(10.7)	(11.6)
Charitable contributions	7.4	0.2	0.2
Transfer pricing adjustments	(4.1)	—	—
Other	(0.4)	(0.7)	(0.7)
Total income tax benefit (provision)	$(46.3)	$57.9	$(151.6)
Effective tax rate(a)	(61.9%)	(17.7%)	26.0%

(a)Effective tax rate is calculated by dividing the income tax benefit (provision) by income (loss) before income taxes.
The Company's Fiscal 2021 effective tax rate was unfavorable to the U.S. federal statutory income tax rate of 21% primarily due to incremental tax expense resulting from new legislation enacted in connection with the European Union's anti-tax avoidance directive, valuation allowances recorded against certain deferred tax assets as a result of significant business disruptions attributable to COVID-19, and tax impacts on stock-based compensation and other permanent adjustments, partially offset by an income tax benefit related to charitable contributions. The Company's Fiscal 2020 effective tax rate was lower than the U.S. federal statutory income tax rate of 21% primarily due to the one-time income tax benefit recorded in connection with the Swiss Tax Act, as previously discussed, the favorable impact of the change in geographic mix of its worldwide earnings and the favorable impact of tax benefits associated with provision to tax return adjustments, partially offset by the unfavorable impact of additional income tax reserves associated with certain income tax audits. The Company's Fiscal 2019 effective tax rate was higher than the U.S. federal statutory income tax rate of 21% primarily due to the SAB 118 measurement period adjustments recorded, as previously discussed, state and local income taxes, and compensation-related adjustments, partially offset by the favorable impact of the proportion of earnings generated in lower taxed jurisdictions.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Deferred Taxes
Significant components of the Company's deferred tax assets and liabilities are as follows:

	March 27, 2021	March 28, 2020
	(millions)
Lease liabilities	$406.6	$428.9
Net operating loss carryforwards	59.6	42.6
Deferred compensation	49.7	50.2
Inventory basis difference	44.9	54.0
GILTI-related carryforwards	34.1	—
Receivable allowances and reserves	30.5	45.6
Unrecognized tax benefits	23.3	17.1
Property and equipment	22.8	3.0
Charitable contribution carryforwards	18.4	—
Accrued expenses	13.0	10.5
Transfer pricing	4.1	9.0
Cumulative translation adjustment and hedges	4.0	(17.6)
Lease right-of-use assets	(322.0)	(353.0)
Goodwill and other intangible assets	(48.2)	(30.0)
Other	4.4	12.2
Valuation allowance	(72.0)	(37.3)
Net deferred tax assets(a)	$273.2	$235.2

(a)Net deferred tax balances as of March 27, 2021 and March 28, 2020 were comprised of non-current deferred tax assets of $283.9 million and $245.2 million, respectively, recorded within deferred tax assets, and non-current deferred tax liabilities of $10.7 million and $10.0 million, respectively, recorded within other non-current liabilities in the consolidated balance sheets.
The Company has available federal, state, and foreign net operating loss carryforwards of $2.2 million, $4.0 million, and $17.7 million (all net of tax), respectively, for tax purposes to offset future taxable income. The net operating loss carryforwards expire beginning in Fiscal 2022.
The Company also has available state and foreign net operating loss carryforwards of $8.5 million and $27.4 million (both net of tax), respectively, for which no net deferred tax asset has been recognized. A full valuation allowance has been recorded against these carryforwards since the Company does not believe that it will more likely than not be able to utilize these carryforwards to offset future taxable income. Subsequent recognition of these deferred tax assets would result in an income tax benefit in the year of such recognition. The valuation allowance relating to state net operating loss carryforwards increased by $0.7 million (net of tax) as a result of net operating losses in certain jurisdictions where the Company does not believe that it will more likely than not be able to utilize these carryforwards in the future. The valuation allowance relating to foreign net operating loss carryforwards decreased by $0.7 million as a result of reductions in net operating losses in certain jurisdictions.
As a result of the taxation of undistributed foreign earnings in connection with the TCJA, the Company reevaluated its permanent reinvestment assertion and determined that undistributed foreign earnings that were subject to the TCJA's one-time mandatory transition tax were no longer considered to be permanently reinvested, effective December 31, 2017. The mandatory transition tax does not apply to undistributed foreign earnings generated after December 31, 2017. Accordingly, provision has not been made for U.S. or additional foreign taxes on approximately $1.336 billion of undistributed earnings of foreign subsidiaries generated after December 31, 2017, as such earnings are expected to be permanently reinvested. These earnings could become subject to tax if they were remitted as dividends, if foreign earnings were lent to RLC, a subsidiary or a U.S. affiliate of RLC, or if the stock of the subsidiaries were sold. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Uncertain Income Tax Benefits
Fiscal 2021, Fiscal 2020, and Fiscal 2019 Activity
Reconciliations of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for Fiscal 2021, Fiscal 2020, and Fiscal 2019 are presented below:

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
	(millions)
Unrecognized tax benefits beginning balance	$72.7	$65.2	$64.2
Additions related to current period tax positions	3.2	6.0	4.9
Additions related to prior period tax positions	8.8	30.5	11.7
Reductions related to prior period tax positions	(4.2)	(18.7)	(5.5)
Reductions related to expiration of statutes of limitations	(2.1)	(1.2)	(4.1)
Reductions related to settlements with taxing authorities	(9.6)	(8.8)	(3.1)
Additions (reductions) related to foreign currency translation	2.6	(0.3)	(2.9)
Unrecognized tax benefits ending balance	$71.4	$72.7	$65.2
The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. Reconciliations of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits for Fiscal 2021, Fiscal 2020, and Fiscal 2019 are presented below:

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
	(millions)
Accrued interest and penalties beginning balance	$16.2	$13.6	$15.0
Net additions charged to expense	5.5	7.0	3.0
Reductions related to prior period tax positions	(1.7)	(1.9)	(3.4)
Reductions related to settlements with taxing authorities	(0.3)	(2.5)	(0.8)
Additions (reductions) related to foreign currency translation	0.3	—	(0.2)
Accrued interest and penalties ending balance	$20.0	$16.2	$13.6
The total amount of unrecognized tax benefits, including interest and penalties, was $91.4 million and $88.9 million as of March 27, 2021 and March 28, 2020, respectively, and was included within the non-current liability for unrecognized tax benefits in the consolidated balance sheets. The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $68.0 million and $71.7 million as of March 27, 2021 and March 28, 2020, respectively.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.    Debt
Debt consists of the following:

	March 27, 2021	March 28, 2020
	(millions)
$300 million 2.625% Senior Notes(a)	$—	$299.6
$400 million 3.750% Senior Notes(b)	397.1	396.4
$500 million 1.700% Senior Notes(c)	498.4	—
$750 million 2.950% Senior Notes(d)	737.4	—
Borrowings outstanding under credit facilities	—	475.0
Total debt	1,632.9	1,171.0
Less: short-term debt and current portion of long-term debt	—	774.6
Total long-term debt	$1,632.9	$396.4

(a)The carrying value of the 2.625% Senior Notes as of March 28, 2020 is presented net of unamortized debt issuance costs and original issue discount of $0.2 million and also reflects an adjustment of $0.2 million associated with a related interest rate swap contract (see Note 13).
(b)The carrying value of the 3.750% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $2.9 million and $3.6 million as of March 27, 2021 and March 28, 2020, respectively.
(c)The carrying value of the 1.700% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $1.6 million as of March 27, 2021.
(d)The carrying value of the 2.950% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $12.6 million as of March 27, 2021.
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
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility, as defined below. Accordingly, the Company does not expect combined borrowings outstanding under the Commercial Paper Program and Global Credit Facility to exceed $500 million. Commercial Paper Program borrowings may be used to support the Company's general working capital and corporate needs. Maturities of commercial paper notes vary, but cannot exceed 397 days from the date of issuance. Commercial paper notes issued under the Commercial Paper Program rank equally in seniority with the Company's other forms of unsecured indebtedness. As of both March 27, 2021 and March 28, 2020 there were no borrowings outstanding under the Commercial Paper Program.
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
In May 2020, the Company entered into an amendment of its Global Credit Facility (the "Amendment"). Under the Amendment, until the earlier of (a) the date on which the Company provides the periodic reporting information required under the Global Credit Facility for the quarter ending September 30, 2021 and (b) the date on which the Company certifies that its leverage ratio as of the last day of the two most recent fiscal quarters was no greater than 4.25 (the "Ratings-Based Toggle Date"), for loans based on Adjusted LIBOR, the spread over Adjusted LIBOR will be increased to 187.5 basis points, the spread on loans based on the base rate will be 87.5 basis points and the commitment fee will be increased to 25 basis points, in each case with no adjustments based on the Company's credit ratings. The pricing will return to the original levels set forth in the Global Credit Facility on the Ratings-Based Toggle Date. Additionally, the leverage ratio requirements have been waived

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
until the quarter ending September 30, 2021. The maximum permitted leverage ratio for that fiscal quarter would be 5.25. For the fiscal quarters ending December 31, 2021 and March 31, 2022, the maximum permitted leverage ratio would be 4.75. For each fiscal quarter ending on or after June 30, 2022, the maximum permitted leverage ratio would return to 4.25. The Amendment also (a) imposes a new requirement that would remain in effect until the Ratings-Based Toggle Date that the aggregate amount of unrestricted cash of the Company and its subsidiaries plus the undrawn amounts available under the Global Credit Facility may not be less than $750 million, (b) restricts the amount of dividends and distributions on, or purchases, redemptions, repurchases, retirements or acquisitions of, the Company's stock until the Specified Period Termination Date (as defined below), (c) until March 31, 2021, amends the material adverse change representation to disregard pandemic-related impacts to the business, and (d) until the Specified Period Termination Date, adds certain other restrictions on indebtedness incurred by the Company and its subsidiaries and investments and acquisitions by the Company and its subsidiaries. The "Specified Period Termination Date" is the earlier of (i) the date on which the Company provides the periodic reporting information required under the Global Credit Facility for the quarter ending June 30, 2022 and (ii) the date on which the Company certifies that its leverage ratio as of the last day of the two most recent fiscal quarters was no greater than 4.25.
Upon the occurrence of an Event of Default under the Global Credit Facility, the lenders may cease making loans, terminate the Global Credit Facility, and declare all amounts outstanding to be immediately due and payable. The Global Credit Facility specifies a number of events of default (many of which are subject to applicable grace periods), including, among others, the failure to make timely principal, interest, and fee payments or to satisfy the covenants, including the financial covenant described above. Additionally, the Global Credit Facility provides that an Event of Default will occur if Mr. Ralph Lauren, the Company's Executive Chairman and Chief Creative Officer, and entities controlled by the Lauren family fail to maintain a specified minimum percentage of the voting power of the Company's common stock. As of March 27, 2021, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company's Global Credit Facility.
In March 2020, the Company borrowed $475.0 million under the Global Credit Facility as a preemptive action to preserve cash and strengthen its liquidity position in response to the COVID-19 pandemic. These borrowings were subsequently repaid in June 2020. As of March 27, 2021, there were no borrowings outstanding under the Global Credit Facility and the Company was contingently liable for $8.9 million of outstanding letters of credit
364 Day Facility
In May 2020, the Company entered into a new credit facility with the same lenders that are parties to the Global Credit Facility (the "364 Day Facility") as a preemptive measure to strengthen its liquidity in response to the COVID-19 pandemic. The 364 Day Facility provided for a $500 million senior unsecured revolving line of credit through May 25, 2021, provided that the maturity date may be earlier if the Company was to issue senior notes other than to refinance the previously outstanding 2.625% Senior Notes. In connection with the issuances of the 1.700% Senior Notes and the 2.950% Senior Notes in June 2020, the 364 Day Facility automatically terminated in accordance with its terms because the aggregate proceeds received upon issuance of these senior notes exceeded the amount necessary to refinance the 2.625% Senior Notes.
Pan-Asia Borrowing Facilities
Certain of the Company's subsidiaries in Asia have uncommitted credit facilities with regional branches of JPMorgan Chase in China and South Korea (the "Pan-Asia Credit Facilities"). Additionally, the Company's Japan subsidiary has an uncommitted overdraft facility with Sumitomo Mitsui Banking Corporation (the "Japan Overdraft Facility"). The Pan-Asia Credit Facilities and Japan Overdraft Facility (collectively, the "Pan-Asia Borrowing Facilities") are subject to annual renewal and may be used to fund general working capital needs of the Company's operations in the respective countries. Borrowings under the Pan-Asia Borrowing Facilities are guaranteed by the parent company and are granted at the sole discretion of the respective banks, subject to availability of the banks' funds and satisfaction of certain regulatory requirements. The Pan-Asia Borrowing Facilities do not contain any financial covenants. A summary of the Company's Pan-Asia Borrowing Facilities by country is as follows:
•China Credit Facility — provides Ralph Lauren Trading (Shanghai) Co., Ltd. with a revolving line of credit of up to 50 million Chinese Renminbi (approximately $8 million) through April 3, 2022, which is also able to be used to support bank guarantees.
•South Korea Credit Facility — provides Ralph Lauren (Korea) Ltd. with a revolving line of credit of up to 30 billion South Korean Won (approximately $26 million) through October 29, 2021.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•Japan Overdraft Facility — provides Ralph Lauren Corporation Japan with an overdraft amount of up to 5 billion Japanese Yen (approximately $46 million) through April 28, 2022.
As of both March 27, 2021 and March 28, 2020 there were no borrowings outstanding under the Pan-Asia Borrowing Facilities.
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
The following table summarizes the Company's financial assets and liabilities that are measured and recorded at fair value on a recurring basis, excluding accrued interest components:

	March 27, 2021	March 28, 2020
	(millions)
Investments in commercial paper(a)(b)	$—	$243.6
Derivative assets(a)	15.8	62.3
Derivative liabilities(a)	55.4	6.9

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The following table summarizes the carrying values and the estimated fair values of the Company's debt instruments:

	March 27, 2021		March 28, 2020
	Carrying Value(a)	Fair Value(b)	Carrying Value(a)	Fair Value(b)
	(millions)
$300 million 2.625% Senior Notes	$—	$—	$299.6	$299.8
$400 million 3.750% Senior Notes	397.1	443.4	396.4	415.1
$500 million 1.700% Senior Notes	498.4	507.8	—	—
$750 million 2.950% Senior Notes	737.4	779.4	—	—
Borrowings outstanding under credit facilities	—	—	475.0	473.0

(a)See Note 11 for discussion of the carrying values of the Company's senior notes.
(b)Based on Level 2 measurements.
Unrealized gains or losses resulting from changes in the fair value of the Company's debt instruments do not result in the realization or expenditure of cash, unless the debt is retired prior to its maturity.
Non-financial Assets and Liabilities
The Company's non-financial assets, which primarily consist of goodwill, other intangible assets, property and equipment, and lease-related ROU assets, are not required to be measured at fair value on a recurring basis, and instead are reported at carrying value in its consolidated balance sheet. However, on a periodic basis or whenever events or changes in circumstances indicate that they may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), the respective carrying value of non-financial assets are assessed for impairment and, if ultimately considered impaired, are adjusted and written down to their fair value, as estimated based on consideration of external market participant assumptions and discounted cash flows.
During Fiscal 2021, Fiscal 2020, and Fiscal 2019, the Company recorded non-cash impairment charges to reduce the carrying values of certain long-lived assets to their estimated fair values. The fair values of these assets were determined based on Level 3 measurements, the related inputs of which included estimates of the amount and timing of the assets' net future discounted cash flows (including any potential sublease income for lease-related ROU assets), based on historical experience and consideration of current trends, market conditions, and comparable sales, as applicable.
The following tables summarize non-cash impairment charges recorded by the Company during the fiscal years presented in order to reduce the carrying values of certain long-lived assets to their estimated fair values as of the assessment date:

	Fiscal Years Ended
	March 27, 2021		March 28, 2020		March 30, 2019
Long-Lived Asset Category	Fair Value As of Impairment Date	Total Impairments(a)	Fair Value As of Impairment Date	Total Impairments(a)	Fair Value As of Impairment Date	Total Impairments(a)
	(millions)
Property and equipment, net(b)	$23.5	$44.1	$2.4	$16.8	$20.8	$25.8
Operating lease right-of-use assets(c)	84.3	51.9	120.8	239.9	N/A	N/A
Equity method investment	N/A	—	1.3	7.1	N/A	—

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)Impairment of equity method investment is recorded within other income (expense), net in the consolidated statements of operations. All other impairment charges are recorded within impairments of assets in the consolidated statements of operations, unless otherwise noted.
(b)Total impairment charges for Fiscal 2019 includes $4.6 million recorded to reduce the carrying value of the Company's corporate jet being held-for-sale to its estimated fair value, less costs to sell of $20.8 million as of March 30, 2019. This balance was reclassified from property and equipment, net to prepaid expenses and other current assets in the consolidated balance sheet upon being classified as an asset held-for-sale. The asset was subsequently sold during Fiscal 2020.
(c)Total impairment charges for Fiscal 2020 includes $225.1 million recorded in connection with the Company's adoption of ASU 2016-02 as of the beginning of Fiscal 2020 which, net of related income tax benefits, reduced its opening retained earnings balance by $169.4 million.
See Note 8 for additional discussion regarding non-cash impairment charges recorded by the Company within the consolidated statements of operations during the fiscal years presented.
No impairment charges associated with goodwill or other intangible assets were recorded during any of the fiscal years presented. In Fiscal 2021, the Company performed its annual goodwill impairment assessment using a qualitative approach as of the beginning of the second quarter of the fiscal year. In performing the assessment, the Company identified and considered the significance of relevant key factors, events, and circumstances that affected the fair values and/or carrying amounts of its reporting units with allocated goodwill. These factors included external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as the Company's actual and expected financial performance. Additionally, the Company also considered the results of its most recent quantitative goodwill impairment test, which was performed as of the end of Fiscal 2020 and incorporated assumptions related to COVID-19 business disruptions, the results of which indicated that the fair values of these reporting units significantly exceeded their respective carrying values. Based on the results of its qualitative goodwill impairment assessment, the Company concluded that it is not more likely than not that the fair values of its reporting units are less than their respective carrying values, and there were no reporting units at risk of impairment.
13.    Financial Instruments
Derivative Financial Instruments
The Company is exposed to changes in foreign currency exchange rates, primarily relating to certain anticipated cash flows and the value of the reported net assets of its international operations, as well as changes in the fair value of its fixed-rate debt obligations attributed to changes in benchmark interest rates. Accordingly, the Company uses derivative financial instruments to manage and mitigate such risks. The Company does not use derivatives for speculative or trading purposes.
The following table summarizes the Company's outstanding derivative instruments recorded on its consolidated balance sheets as of March 27, 2021 and March 28, 2020:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	March 27, 2021	March 28, 2020	March 27, 2021		March 28, 2020		March 27, 2021		March 28, 2020
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Cash flow hedges	$168.9	$229.0	PP	$5.0	PP	$7.4		$—	AE	$0.4
IRS — Fixed-rate debt	—	300.0		—		—		—	AE	0.2
Net investment hedges(c)	723.2	683.6	ONCA	10.2	ONCA	48.6	ONCL	55.1	AE	4.0
Total Designated Hedges	892.1	1,212.6		15.2		56.0		55.1		4.6
Undesignated Hedges:
FC — Undesignated hedges(d)	242.4	473.5	PP	0.6	PP	6.3	AE	0.3	AE	2.3
Total Hedges	$1,134.5	$1,686.1		$15.8		$62.3		$55.4		$6.9

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company presents the fair values of its derivative assets and liabilities recorded on its consolidated balance sheets on a gross basis, even when they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its derivative instruments on a net basis in accordance with the terms of each of its master netting arrangements, spread across ten separate counterparties, the amounts presented in the consolidated balance sheets as of March 27, 2021 and March 28, 2020 would be adjusted from the current gross presentation as detailed in the following table:

	March 27, 2021			March 28, 2020
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount
	(millions)
Derivative assets	$15.8	$(0.3)	$15.5	$62.3	$(6.1)	$56.2
Derivative liabilities	55.4	(0.3)	55.1	6.9	(6.1)	0.8
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
The following tables summarize the pretax impact of gains and losses from the Company's designated derivative instruments on its consolidated financial statements for the fiscal years presented:

	Gains (Losses) Recognized in OCI
	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
	(millions)
Designated Hedges:
FC — Cash flow hedges	$(3.5)	$24.0	$47.5
Net investment hedges — effective portion	(35.5)	7.7	64.5
Net investment hedges — portion excluded from assessment of hedge effectiveness	(50.8)	30.7	1.6
Total Designated Hedges	$(89.8)	$62.4	$113.6

	Location and Amount of Gains (Losses) from Cash Flow Hedges Reclassified from AOCI to Earnings
	Fiscal Years Ended
	March 27, 2021		March 28, 2020		March 30, 2019
	Cost of goods sold	Other income (expense), net	Cost of goods sold	Other income (expense), net	Cost of goods sold	Other income (expense), net
	(millions)
Total amounts presented in the consolidated statements of operations in which the effects of related cash flow hedges are recorded	$(1,539.4)	$7.6	$(2,506.5)	$(7.4)	$(2,427.0)	$0.6
Effects of cash flow hedging:
FC — Cash flow hedges	12.6	(0.3)	24.9	1.1	5.0	1.7

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Gains (Losses) from Net Investment Hedges Recognized in Earnings			Location of Gains (Losses) Recognized in Earnings
	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
	(millions)
Net Investment Hedges:
Net investment hedges — portion excluded from assessment of hedge effectiveness(a)	$11.3	$19.0	$19.0	Interest expense
Total Net Investment Hedges	$11.3	$19.0	$19.0

(a)Amounts recognized in OCI relating to the effective portion of the Company's net investment hedges would be recognized in earnings only upon the sale or liquidation of the hedged net investment.
As of March 27, 2021, it is estimated that $4.9 million of pretax net gains on both outstanding and matured derivative instruments designated and qualifying as cash flow hedges deferred in AOCI will be recognized in earnings over the next twelve months. Amounts ultimately recognized in earnings will depend on exchange rates in effect when outstanding derivative instruments are settled.
The following table summarizes the pretax impact of gains and losses from the Company's undesignated derivative instruments on its consolidated financial statements for the fiscal years presented:

	Gains (Losses) Recognized in Earnings			Location of Gains (Losses) Recognized in Earnings
	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
	(millions)
Undesignated Hedges:
FC — Undesignated hedges	$(0.8)	$16.0	$3.1	Other income (expense), net
Total Undesignated Hedges	$(0.8)	$16.0	$3.1
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the carrying value of the hedged senior notes and the impacts of the related fair value hedging adjustments as of March 27, 2021 and March 28, 2020:

		Carrying Value of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Item
Hedged Item	Balance Sheet Line in which the Hedged Item is Included	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
		(millions)
$300 million 2.625% Senior Notes(a)	Current portion of long-term debt	N/A	$299.6	N/A	$(0.2)

(a)The interest rate swap contract designated as a fair value hedge of the Company's 2.625% Senior Notes was settled during Fiscal 2021 at a loss of $0.3 million.
Cross-Currency Swap Contracts
The Company periodically designates (i) pay-floating rate, receive-floating rate cross-currency swap contracts or (ii) pay-fixed rate, receive fixed-rate cross-currency swap contracts as hedges of its net investment in certain of its European subsidiaries.
The Company's pay-floating rate, receive-floating rate cross-currency swap contracts swap U.S. Dollar-denominated variable interest rate payments based on the contract's notional amount and 3-month LIBOR plus a fixed spread (as paid under a corresponding interest rate swap contract discussed above) for Euro-denominated variable interest rate payments based on 3-month Euro Interbank Offered Rate ("EURIBOR") plus a fixed spread, which, in combination with the corresponding interest rate swap contract, economically converts a portion of the Company's fixed-rate U.S. Dollar-denominated senior note obligations to floating-rate Euro-denominated obligations.
The Company's pay-fixed rate, receive-fixed rate cross-currency swap contracts swap U.S. Dollar-denominated fixed interest rate payments based on the contract's notional amount and the fixed rate of interest payable on certain of the Company's senior notes for Euro-denominated fixed interest rate payments, thereby economically converting a portion of its fixed-rate U.S. Dollar-denominated senior note obligations to fixed-rate Euro-denominated obligations.
See Note 3 for further discussion of the Company's accounting policies relating to its derivative financial instruments.
Investments
As of March 27, 2021, the Company's investments were all classified as short-term and consisted of $197.5 million of time deposits. The Company's investments as of March 28, 2020 were also all classified as short-term and consisted of $252.3 million of time deposits and $243.6 million of commercial paper.
No significant realized or unrealized gains or losses on available-for-sale investments or impairment charges were recorded in any of the fiscal years presented.
See Note 3 for further discussion of the Company's accounting policies relating to its investments.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.    Leases
The following table summarizes ROU assets and lease liabilities recorded on the Company's consolidated balance sheet:

	March 27, 2021	March 28, 2020	Location Recorded on Balance Sheet
	(millions)
Assets:
Operating leases	$1,239.5	$1,511.6	Operating lease right-of-use assets
Finance leases	331.6	166.4	Property and equipment, net
Total lease assets	$1,571.1	$1,678.0
Liabilities:
Operating leases:
Current portion	$302.9	$288.4	Current operating lease liabilities
Non-current portion	1,294.5	1,568.3	Long-term operating lease liabilities
Total operating lease liabilities	1,597.4	1,856.7
Finance leases:
Current portion	19.7	9.8	Accrued expenses and other current liabilities
Non-current portion	370.5	189.4	Other non-current liabilities
Total finance lease liabilities	390.2	199.2
Total lease liabilities	$1,987.6	$2,055.9
The following table summarizes the composition of total lease cost during Fiscal 2021 and Fiscal 2020:

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	Location Recorded in Earnings
	(millions)
Operating lease cost	$323.5	$322.0	(a)
Finance lease costs:
Depreciation of leased assets	20.5	18.1	SG&A expenses
Accretion of lease liabilities	9.7	8.1	Interest expense
Variable lease cost	224.7	298.0	(b)
Short-term lease cost	4.9	5.5	SG&A expenses
Sublease income	(1.8)	(2.9)	Restructuring and other charges
Total lease cost	$581.5	$648.8

(a)During Fiscal 2021, $3.4 million was included within cost of goods sold, $307.0 million was included within SG&A expenses, and $13.1 million was included within restructuring and other charges. During Fiscal 2020, $4.4 million was included within cost of goods sold, $307.3 million was included within SG&A expenses, and $10.3 million was included within restructuring and other charges.
(b)During Fiscal 2021, $4.5 million was included within cost of goods sold and $220.2 million was included within SG&A expenses. During Fiscal 2020, $4.7 million was included within cost of goods sold, $290.3 million was included within SG&A expenses, and $3.0 million was included within restructuring and other charges.
During Fiscal 2019, in accordance with lease accounting guidance then in effect (prior to adoption of ASU 2016-02), the Company recognized rent expense of approximately $449.3 million, net of insignificant sublease income, related to its operating leases, which included contingent rental charges of approximately $192.0 million and does not include costs related to non-lease components.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes certain cash flow information related to the Company's leases:

	Fiscal Year Ended
	March 27, 2021	March 28, 2020
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$360.6	$383.9
Operating cash flows from finance leases	6.7	8.0
Financing cash flows from finance leases	13.9	13.6
See Note 21 for supplemental non-cash information related to ROU assets recorded in connection with the recognition of new lease liabilities.
The following table presents a maturity analysis summary of contractual cash payments for the Company's lease liabilities recorded on the consolidated balance sheet as of March 27, 2021:

	March 27, 2021
	Operating Leases	Finance Leases
	(millions)
Fiscal 2022	$332.7	$33.7
Fiscal 2023	303.5	35.2
Fiscal 2024	267.0	35.5
Fiscal 2025	212.2	35.9
Fiscal 2026	150.3	36.2
Fiscal 2027 and thereafter	458.4	312.7
Total lease payments	1,724.1	489.2
Less: interest	(126.7)	(99.0)
Total lease liabilities	$1,597.4	$390.2
Additionally, the Company has $107.4 million of future payment obligations relating to executed lease agreements for which the related lease terms had not yet commenced as of the end of Fiscal 2021, and, therefore, are not recorded on the consolidated balance sheet as of March 27, 2021.
The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates related to the Company's operating and finance leases recorded on the consolidated balance sheet as of March 27, 2021:

	March 27, 2021		March 28, 2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	6.9	14.2	7.6	12.7
Weighted-average discount rate	2.0%	3.3%	2.1%	4.1%
See Note 3 for discussion of the Company's accounting policies related to leases.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.    Commitments and Contingencies
U.S. Tax Reform
In connection with the TCJA's provision that subjects previously deferred foreign earnings to a one-time mandatory transition tax, the Company recorded cumulative charges of approximately $241 million within its income tax provision in prior fiscal years (as described in Note 10). The remaining related income tax payable obligation of $132.7 million as of March 27, 2021, which was reduced by foreign tax credits and other federal income tax activity, is expected to be paid as follows:

Mandatory Transition Tax Payments(a)
(millions)
Fiscal 2022	$14.0
Fiscal 2023	14.0
Fiscal 2024	26.2
Fiscal 2025	34.9
Fiscal 2026	43.6
Total mandatory transition tax payments	$132.7

(a)Included within current and non-current income tax payable in the consolidated balance sheets based upon the estimated timing of payments.
See Note 10 for further discussion of the TCJA and its enactment-related impacts on the Company's consolidated financial statements.
Employee Agreements
The Company has employment agreements with certain executives in the normal course of business which provide for compensation and certain other benefits. These agreements also provide for severance payments under certain circumstances.
Other Commitments
Other off-balance sheet firm commitments amounted to $1.190 billion as of March 27, 2021, including inventory purchase commitments of $713.7 million, lease commitments related to lease agreements for which the related lease terms have not yet commenced of $107.4 million, outstanding letters of credit of $8.9 million, interest payments related to the Company's debt of $282.4 million, and other commitments of $77.2 million, comprised of the Company's legally-binding obligations under sponsorship, licensing, and other marketing and advertising agreements, information technology-related service agreements, and pension-related obligations.
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
Common Stock Repurchase Program
A summary of the Company's repurchases of Class A common stock under its common stock repurchase program is as follows:

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
	(in millions)
Cost of shares repurchased	$—	$650.3	$470.0
Number of shares repurchased	—	6.2	3.8
On May 13, 2019, the Company's Board of Directors approved an expansion of the Company's existing common stock repurchase program that allowed it to repurchase up to an additional $600 million of Class A common stock. As of March 27, 2021, the remaining availability under the Company's Class A common stock repurchase program was approximately $580 million. Repurchases of shares of Class A common stock are subject to certain restrictions under the Company's Global Credit Facility and more generally overall business and market conditions. Accordingly, as a result of business disruptions related to the COVID-19 pandemic, effective beginning in the first quarter of Fiscal 2021 the Company temporarily suspended its common stock repurchase program as a preemptive action to preserve cash and strengthen its liquidity position.
In addition, during Fiscal 2021, Fiscal 2020, and Fiscal 2019, 0.5 million, 0.4 million, and 0.3 million shares of Class A common stock, respectively, at a cost of $37.7 million, $44.5 million, and $32.6 million, respectively, were surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company's long-term stock incentive plans.
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
As a result of business disruptions related to the COVID-19 pandemic, effective beginning in the first quarter of Fiscal 2021 the Company temporarily suspended its quarterly cash dividend program as a preemptive action to preserve cash and strengthen its liquidity position. On May 19, 2021, the Company's Board of Directors approved the reinstatement of its

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
quarterly cash dividend program at the pre-pandemic amount of $0.6875 per share. The first quarterly dividend since such reinstatement will be payable to shareholders of record at the close of business on June 25, 2021, and will be paid on July 9, 2021.
The Company intends to pay regular dividends on its outstanding common stock. However, any decision to declare and pay dividends in the future will be made at the discretion of the Company's Board of Directors and will depend on the Company's results of operations, cash requirements, financial condition, and other factors that the Board of Directors may deem relevant, including economic and market conditions.
17.    Accumulated Other Comprehensive Income (Loss)
The following table presents OCI activity, net of tax, accumulated in equity:

	Foreign Currency Translation Gains (Losses)(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges(b)	Net Unrealized Gains (Losses) on Defined Benefit Plans(c)	Total Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at March 31, 2018	$(79.3)	$(16.0)	$(3.2)	$(98.5)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(39.2)	42.2	(2.0)	1.0
Amounts reclassified from AOCI to earnings	—	(6.0)	0.1	(5.9)
Other comprehensive income (loss), net of tax	(39.2)	36.2	(1.9)	(4.9)
Balance at March 30, 2019	(118.5)	20.2	(5.1)	(103.4)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(7.0)	21.2	(1.6)	12.6
Amounts reclassified from AOCI to earnings	(4.9)	(23.4)	0.9	(27.4)
Other comprehensive loss, net of tax	(11.9)	(2.2)	(0.7)	(14.8)
Balance at March 28, 2020	(130.4)	18.0	(5.8)	(118.2)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	7.2	(3.0)	3.3	7.5
Amounts reclassified from AOCI to earnings	—	(10.4)	0.3	(10.1)
Other comprehensive income (loss), net of tax	7.2	(13.4)	3.6	(2.6)
Balance at March 27, 2021	$(123.2)	$4.6	$(2.2)	$(120.8)

(a)OCI before reclassifications to earnings related to foreign currency translation gains (losses) includes an income tax benefit of $22.1 million for Fiscal 2021 and includes income tax provisions of $9.2 million and $10.8 million for Fiscal 2020 and Fiscal 2019, respectively. OCI before reclassifications to earnings includes a loss of $65.6 million (net of a $20.7 million income tax benefit) for Fiscal 2021 and includes gains of $29.0 million (net of a $9.4 million income tax provision) and $50.2 million (net of a $15.9 million income tax provision) for Fiscal 2020 and Fiscal 2019, respectively, related to the effective portion of changes in the fair values of instruments designated as hedges of the Company's net investment in certain foreign operations (see Note 13). Amounts reclassified from AOCI to earnings related to foreign currency translation gains (losses) during Fiscal 2020 relate to the reclassification to retained earnings of income tax effects stranded in AOCI.
(b)OCI before reclassifications to earnings related to net unrealized gains (losses) on cash flow hedges are presented net of an income tax benefit of $0.5 million for Fiscal 2021 and are presented net of income tax provisions of $2.8 million and $5.3 million for Fiscal 2020 and Fiscal 2019, respectively. The tax effects on amounts reclassified from AOCI to earnings are presented in a table below.
(c)OCI before reclassifications to earnings related to net unrealized gains (losses) on defined benefit plans are presented net of an income tax provision of $1.2 million for Fiscal 2021. The tax effects on OCI before reclassifications to earnings were immaterial for the other periods presented, and were immaterial for amounts reclassified from AOCI to earnings for all periods presented.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents reclassifications from AOCI to earnings for cash flow hedges, by component:

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019	Location of Gains (Losses) Reclassified from AOCI to Earnings
	(millions)
Gains (losses) on cash flow hedges(a):
FC — Cash flow hedges	$12.6	$24.9	$5.0	Cost of goods sold
FC — Cash flow hedges	(0.3)	1.1	1.7	Other income (expense), net
Tax effect	(1.9)	(2.6)	(0.7)	Income tax benefit (provision)
Net of tax	$10.4	$23.4	$6.0

(a)FC = Forward foreign currency exchange contracts.
18.    Stock-based Compensation
Long-term Stock Incentive Plans
On August 1, 2019, the Company's shareholders approved the 2019 Long-Term Stock Incentive Plan (the "2019 Incentive Plan"), which replaced the Company's Amended and Restated 2010 Long-Term Stock Incentive Plan (the "2010 Incentive Plan"). The 2019 Incentive Plan provided for 1.2 million of new shares authorized for issuance to the participants, in addition to the approximately 3.0 million shares that remained available for issuance under the 2010 Incentive Plan as of August 1, 2019. In addition, any outstanding awards under the 2010 Incentive Plan or the Company's 1997 Long-Term Stock Incentive Plan (the "1997 Incentive Plan") that expire, are forfeited, or are surrendered to the Company in satisfaction of taxes, will become available for issuance under the 2019 Incentive Plan. The 2019 Incentive Plan became effective August 1, 2019 and no further grants will be made under the 2010 Incentive Plan. Outstanding awards issued prior to August 1, 2019 will continue to remain subject to the terms of the 2010 Incentive Plan or 1997 Incentive Plan, as applicable. As of March 27, 2021, 3.2 million shares remained available for future issuance under the Company's incentive plans.
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
Impact on Results
A summary of total stock-based compensation expense and the related income tax benefits recognized is as follows:

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
	(millions)
Compensation expense(a)	$72.7	$100.6	$88.6
Income tax benefit	(12.4)	(15.3)	(13.1)

(a)Fiscal 2020 includes $3.6 million of accelerated stock-based compensation expense recorded within restructuring and other charges in the consolidated statements of operations (see Note 9). All other stock-based compensation expense was recorded within SG&A expenses.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Stock Awards and Service-based RSUs
Restricted stock awards granted to non-employee directors vest ratably over a three-year period, subject to the director's continued service to the Company. The fair values of restricted stock awards are based on the fair value of the Company's Class A common stock on the date of grant. Holders of restricted shares are entitled to receive cash dividends in connection with the payments of dividends on the Company's Class A common stock. Effective beginning Fiscal 2019, non-employee directors are now granted service-based RSUs in lieu of restricted shares.
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
A summary of restricted stock and service-based RSU activity during Fiscal 2021 is as follows:

	Restricted Stock		Service- based RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
	(thousands)		(thousands)
Nonvested at March 28, 2020	4	$81.78	1,094	$100.92
Granted	—	N/A	1,351	64.55
Vested	(4)	81.78	(480)	94.95
Forfeited	—	N/A	(156)	79.30
Nonvested at March 27, 2021	—	$—	1,809	$77.20

	Restricted Stock	Service- based RSUs
Total unrecognized compensation expense at March 27, 2021 (millions)	$—	$53.6
Weighted-average period expected to be recognized over (years)	N/A	1.7
Additional information pertaining to restricted stock and service-based RSU activity is as follows:

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
Restricted Stock:
Weighted-average grant date fair value of awards granted	N/A	N/A	N/A
Total fair value of awards vested (millions)	$0.2	$0.9	$1.0
Service-based RSUs:
Weighted-average grant date fair value of awards granted	$64.55	$102.27	$113.38
Total fair value of awards vested (millions)	$33.4	$52.5	$50.0

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
No performance-based awards were granted during Fiscal 2021 as the Company elected to temporarily issue service-based RSUs in lieu of performance-based RSUs as a result of business disruptions and uncertainty created by the COVID-19 pandemic. Additionally, performance metrics of certain cliff-vesting performance-based RSUs granted during prior years were changed during Fiscal 2021 and their related payout ranges lowered, with no resulting incremental compensation cost.
Market-based RSUs
During Fiscal 2019, the Company began granting cliff vesting RSU awards to its senior executives and other key employees, which, in addition to being subject to continuing employment requirements (except for awards granted to retirement-eligible employees, or employees who become retirement-eligible prior to the end of the awards' respective stated vesting periods, as previously discussed), are also subject to a market condition based on a TSR performance metric. The number of shares that vest upon the completion of a three-year period of time is determined by comparing the Company's TSR relative to that of a pre-established peer group over the related three-year performance period. Depending on the Company's level of achievement against its TSR performance goals, the number of shares that ultimately vest may range from 0% to 200% of the awards originally granted.
The Company estimates the fair value of its TSR awards on the date of grant using a Monte Carlo simulation, which models multiple stock price paths of the Company's Class A common stock and that of its peer group to evaluate and determine its ultimate expected relative TSR performance ranking. Compensation expense, net of estimated forfeitures, is recorded regardless of whether, and the extent to which, the market condition is ultimately satisfied. No such awards were granted during Fiscal 2021 as the Company has elected to temporarily issue service-based RSUs in lieu of performance-based RSUs as a result of business disruptions and uncertainty created by the COVID-19 pandemic.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The assumptions used to estimate the fair value of TSR awards granted during Fiscal 2020 and Fiscal 2019 were as follows:

	Fiscal Year Ended
	March 28, 2020	March 30, 2019
Expected term (years)	2.6	2.6
Expected volatility	31.4%	33.5%
Expected dividend yield	3.2%	1.9%
Risk-free interest rate	1.4%	2.6%
Weighted-average grant date fair value	$90.59	$177.13
A summary of performance-based RSU activity including TSR awards during Fiscal 2021 is as follows:

	Performance-based RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value
	(thousands)
Nonvested at March 28, 2020	1,168	$89.97
Granted	—	N/A
Change due to performance and/or market condition achievement	185	69.82
Vested	(720)	71.46
Forfeited	(33)	92.11
Nonvested at March 27, 2021	600	$105.85

Performance-based RSUs
Total unrecognized compensation expense at March 27, 2021 (millions)	$13.2
Weighted-average period expected to be recognized over (years)	1.0
Additional information pertaining to performance-based RSU activity including TSR awards is as follows:

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
Performance-based RSUs:
Weighted-average grant date fair value of awards granted	N/A	$85.80	$145.97
Total fair value of awards vested (millions)	$55.0	$52.8	$31.8

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
A summary of stock option activity during Fiscal 2021 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
	(thousands)		(years)	(millions)
Options outstanding at March 28, 2020	518	$169.37	0.9	$—
Granted	—	N/A
Exercised	—	N/A
Cancelled/Forfeited	(263)	178.63
Options outstanding at March 27, 2021	255	$159.83	0.3	$—

Options vested at March 27, 2021(b)	255	$159.83	0.3	$—
Options exercisable at March 27, 2021	255	$159.83	0.3	$—

(a)Aggregate intrinsic value is the amount by which the market price of the Company's Class A common stock at the end of the period exceeds the exercise price of the stock option, multiplied by the number of options.
(b)There were no nonvested stock options as of March 27, 2021. Accordingly, there was no related unrecognized compensation expense as of March 27, 2021.
Additional information pertaining to the Company's stock option plans is as follows:

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
	(millions)
Aggregate intrinsic value of stock options exercised(a)	$—	$—	$1.2
Cash received from the exercise of stock options	—	—	21.8
Tax benefits realized on exercise of stock options	—	—	3.7

(a)Aggregate intrinsic value is the amount by which the market price of the Company's Class A common stock exceeded the stock option's exercise price when exercised, multiplied by the number of options.

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
Under the terms of the plans, a participant becomes 100% vested in the Company's matching contributions after five years of credited service. Contributions made by the Company under these plans were $9.8 million, $8.7 million, and $11.2 million in Fiscal 2021, Fiscal 2020, and Fiscal 2019, respectively.
International Defined Benefit Plans
The Company sponsors certain single-employer defined benefit plans and cash balance plans at international locations which are not considered to be material individually or in the aggregate to the Company's financial statements. Pension benefits under these plans are based on formulas that reflect the employees' years of service and compensation levels during their employment period. The aggregate funded status of the single-employer defined benefit plans reflected net assets of $0.7 million and net liabilities of $4.0 million as of March 27, 2021 and March 28, 2020, respectively, and were primarily recorded within other non-current assets and non-current liabilities, respectively, in the Company's consolidated balance sheets. These single-employer defined benefit plans had aggregate projected benefit obligations of $56.1 million and aggregate fair values of plan assets of $56.8 million as of March 27, 2021, compared to aggregate projected benefit obligations of $52.4 million and aggregate fair values of plan assets of $48.4 million as of March 28, 2020. The asset portfolio of the single-employer defined benefit plans primarily consists of fixed income securities, which have been measured at fair value largely using Level 2 inputs, as described in Note 12. Net pension expense for these plans was $5.1 million, $5.0 million, and $4.2 million in Fiscal 2021, Fiscal 2020, and Fiscal 2019, respectively. The service cost component of $5.9 million, $4.7 million, and $4.4 million in Fiscal 2021, Fiscal 2020, and Fiscal 2019, respectively, was recorded within SG&A expenses in the Company's consolidated statements of operations. All other components of net pension expense during the fiscal years presented were recorded within other income (expense), net, in the Company's consolidated statement of operations.
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
Other Compensation Plans
The Company had a non-qualified supplemental retirement plan for certain highly compensated employees whose benefits under the 401(k) profit sharing retirement savings plans were expected to be constrained by the operation of Internal Revenue Code limitations. These supplemental benefits vested over time and the related compensation expense was recognized over the vesting period. Effective August 2008, the Company amended this plan, resulting in a suspension of the annual contributions for substantially all plan participants. Further, affected participants were provided with a one-time election to either withdraw all benefits vested in the plan in a lump sum amount or remain in the plan and receive future distributions of benefits. As of March 27, 2021 and March 28, 2020, amounts accrued under this plan totaled $1.9 million and $3.4 million, respectively, and were classified within other non-current liabilities in the consolidated balance sheets. Total compensation expense recognized related to these benefits was not material in any of the fiscal years presented.

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
No operating segments were aggregated to form the Company's reportable segments. In addition to these reportable segments, the Company also has other non-reportable segments, which primarily consist of (i) sales of Club Monaco branded products made through its retail and wholesale businesses in the U.S., Canada, and Europe, and its licensing alliances in Europe and Asia, and (ii) royalty revenues earned through its global licensing alliances, excluding Club Monaco. As discussed in Note 9, on May 13, 2021, the Company announced the anticipated sale of its Club Monaco business, which is expected to close by the end of the first quarter of Fiscal 2022.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net revenues for each of the Company's segments are as follows:

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
	(millions)
Net revenues:
North America	$1,992.4	$3,140.5	$3,202.9
Europe	1,165.9	1,632.2	1,683.0
Asia	1,027.5	1,017.2	1,041.0
Other non-reportable segments	215.0	369.9	386.1
Total net revenues	$4,400.8	$6,159.8	$6,313.0
Operating income (loss) for each of the Company's segments is as follows:

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
	(millions)
Operating income (loss)(a):
North America	$334.0	$456.0	$655.8
Europe	189.3	336.3	392.8
Asia	148.2	124.8	161.0
Other non-reportable segments	32.4	85.2	118.7
	703.9	1,002.3	1,328.3
Unallocated corporate expenses	(577.0)	(618.1)	(636.4)
Unallocated restructuring and other charges(b)	(170.5)	(67.2)	(130.1)
Total operating income (loss)	$(43.6)	$317.0	$561.8

(a)Segment operating income during Fiscal 2021 reflects bad debt expense reversals of $22.0 million, $4.8 million, $0.3 million, and $0.5 million related to North America, Europe, Asia, and other non-reportable segments, respectively, primarily related to adjustments to reserves previously established in connection with COVID-19 business disruptions. Segment operating income during Fiscal 2020 reflects bad debt expense of $38.7 million, $15.2 million, $1.7 million, and $3.1 million related to North America, Europe, Asia, and other non-reportable segments, respectively, primarily related to adverse impacts associated with COVID-19 business disruptions. Segment operating income during Fiscal 2020 also reflects higher inventory charges of approximately $108 million, $42 million, $17 million, and $8 million as compared to the prior fiscal year related to North America, Europe, Asia, and other non-reportable segments, respectively, primarily related to adverse impacts associated with COVID-19 business disruptions. Segment operating income and unallocated corporate expenses during the fiscal years presented also included asset impairment charges (see Note 8), which are detailed below:

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
	(millions)
Asset impairment charges:
North America	$(12.2)	$(1.9)	$(3.1)
Europe	(24.3)	—	(5.4)
Asia	(1.4)	(3.7)	(4.4)
Other non-reportable segments	(18.2)	(19.3)	(7.0)
Unallocated corporate expenses	(39.9)	(6.7)	(5.9)
Total asset impairment charges	$(96.0)	$(31.6)	$(25.8)

(b)The fiscal years presented included certain unallocated restructuring and other charges (see Note 9), which are detailed below:

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
	(millions)
Unallocated restructuring and other charges:
North America-related	$(22.4)	$(1.2)	$(27.0)
Europe-related	(30.0)	(3.3)	(14.9)
Asia-related	(7.4)	(0.9)	(0.9)
Other non-reportable segment-related	(3.3)	(0.8)	(4.5)
Corporate operations-related	(96.0)	(31.4)	(46.3)
Unallocated restructuring charges	(159.1)	(37.6)	(93.6)
Other charges (see Note 9)	(11.4)	(29.6)	(36.5)
Total unallocated restructuring and other charges	$(170.5)	$(67.2)	$(130.1)
The following tables summarize depreciation and amortization expense and capital expenditures for each of the Company's segments:

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
	(millions)
Depreciation and amortization expense:
North America	$73.4	$74.6	$81.8
Europe	31.6	32.8	33.6
Asia	56.3	59.3	49.1
Other non-reportable segments	4.3	5.4	7.2
Unallocated corporate	82.0	97.4	95.5
Unallocated restructuring and other charges (see Note 9)	—	—	14.1
Total depreciation and amortization expense	$247.6	$269.5	$281.3

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
	(millions)
Capital expenditures:
North America	$23.8	$48.5	$74.6
Europe	16.9	34.3	26.6
Asia	41.2	59.6	45.2
Other non-reportable segments	2.4	7.3	5.0
Unallocated corporate	23.5	120.6	46.3
Total capital expenditures	$107.8	$270.3	$197.7
Net revenues and long-lived assets by geographic location of the reporting subsidiary are as follows:

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
	(millions)
Net revenues(a):
The Americas(b)	$2,208.4	$3,516.4	$3,602.2
Europe(c)	1,164.3	1,625.3	1,668.6
Asia(d)	1,028.1	1,018.1	1,042.2
Total net revenues	$4,400.8	$6,159.8	$6,313.0

	March 27, 2021	March 28, 2020
	(millions)
Long-lived assets(a):
The Americas(b)	$1,253.6	$1,383.6
Europe(c)	682.1	772.9
Asia(d)	317.8	334.6
Total long-lived assets	$2,253.5	$2,491.1

(a)For certain of the Company's licensed operations, net revenues and long-lived assets, which is comprised of property and equipment and lease ROU assets, are included within the geographic location of the reporting subsidiary which holds the respective license.
(b)Includes the U.S., Canada, and Latin America. Net revenues earned in the U.S. were $2.103 billion, $3.308 billion, and $3.379 billion in Fiscal 2021, Fiscal 2020, and Fiscal 2019, respectively. Long-lived assets located in the U.S. were $1.210 billion and $1.327 billion as of March 27, 2021 and March 28, 2020, respectively.
(c)Includes the Middle East.
(d)Includes Australia and New Zealand.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
21.    Additional Financial Information
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
A reconciliation of cash, cash equivalents, and restricted cash as of March 27, 2021 and March 28, 2020 from the consolidated balance sheets to the consolidated statements of cash flows is as follows:

	March 27, 2021	March 28, 2020
	(millions)
Cash and cash equivalents	$2,579.0	$1,620.4
Restricted cash included within prepaid expenses and other current assets	1.5	1.4
Restricted cash included within other non-current assets	7.5	8.0
Total cash, cash equivalents, and restricted cash	$2,588.0	$1,629.8
Restricted cash relates to cash held in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters and real estate leases.
Cash Interest and Taxes
Cash paid for interest and income taxes is as follows:

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
	(millions)
Cash paid for interest	$33.5	$15.4	$17.3
Cash paid for income taxes, net of refunds	47.8	135.5	102.0
Non-cash Transactions
Operating and finance lease ROU assets recorded in connection with the recognition of new lease liabilities were $66.7 million and $133.2 million, respectively, during Fiscal 2021, and $374.0 million and $64.0 million, respectively, during Fiscal 2020. Additionally, $55.7 million of operating lease ROU assets were reclassified and reflected as finance lease ROU assets as a result of certain lease amendments executed during Fiscal 2021.
Non-cash investing activities also included capital expenditures incurred but not yet paid of $21.3 million, $29.1 million, and $47.6 million as of the end of Fiscal 2021, Fiscal 2020, and Fiscal 2019, respectively.
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
These consolidated financial statements have been audited by Ernst & Young LLP in Fiscal 2021, Fiscal 2020, and Fiscal 2019, which is an independent registered public accounting firm. They conducted their audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and have expressed herein their unqualified opinions on those financial statements.
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
May 20, 2021

/s/ PATRICE LOUVET	/s/ JANE HAMILTON NIELSEN
Patrice Louvet	Jane Hamilton Nielsen
President and Chief Executive Officer	Chief Operating Officer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Ralph Lauren Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ralph Lauren Corporation (the "Company") as of March 27, 2021 and March 28, 2020, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended March 27, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 27, 2021 and March 28, 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 27, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 27, 2021, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 20, 2021 expressed an unqualified opinion thereon.
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

Estimated Realizable Value of Inventory

Description of the Matter
As of March 27, 2021, the Company's net inventory balance was $759.0 million. As described in Note 3 to the consolidated financial statements, the valuation of inventory requires management to make assumptions and judgments about the recoverability of inventory and its estimated realizable value.
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

Impairment of Long-Lived Assets

Description of the Matter	As discussed in Note 8 to the consolidated financial statements, the Company recorded non-cash impairment charges of $96.0 million to write-down certain long-lived assets (property and equipment and operating lease right-of-use ("ROU") assets).

The Company evaluates its long-lived assets for impairment periodically whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from its use of the asset and its eventual disposition, where applicable. If such estimated future undiscounted net cash flows attributable to the asset are less than its carrying value, an impairment loss is recognized to the extent that such asset's carrying value exceeds its fair value, as estimated considering external market participant assumptions and discounted cash flows. To the extent any ROU assets, along with any related long-lived assets, are ultimately determined to be impaired, they are written down accordingly on a relative carrying amount basis, with the ROU asset written down to an amount no lower than its estimated fair value.

Auditing the Company's impairment assessment of long-lived assets was complex and highly judgmental due to the significant estimation required in determining the future cash flows used to assess recoverability of each long-lived asset or asset group (undiscounted) and determining the fair value (discounted). The significant assumptions used include estimated future cash flows to be generated by the Company's long-lived assets or asset groups and the discount rates used to determine fair value. Significant assumptions used in determining the fair value of ROU assets also include current market rental rates and projected escalations as well as the discount rates applied for the respective remaining lease term. These assumptions are subjective in nature and are affected by expectations about future market or economic conditions (including the effects of the global pandemic).

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the long-lived assets impairment process, including determining the undiscounted future cash flows of the Company's long-lived assets or asset groups and the fair value of the long-lived assets for the assets that were deemed to be impaired.

Our testing of the impairment charges recorded by the Company included, among other procedures, evaluating the significant assumptions and data used to calculate the estimated future cash flows and to determine the fair value of the related long-lived assets. We tested the completeness and accuracy of the data used by the Company in its analyses and we compared the significant assumptions used to determine the forecasted cash flows to historical results, current industry and economic trends and inquired of the Company's executives to understand the business initiatives supporting the assumptions in the future cash flows. We involved our internal valuation specialists to assist in evaluating the fair value of certain of the assets, which included assessing the estimated market rental rates of these leases by comparing them to rental rates for comparable leases and evaluating the applied discount rates.
/s/ Ernst & Young LLP
We have served as the Company's auditor since 2008.
New York, New York
May 20, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Ralph Lauren Corporation
Opinion on Internal Control over Financial Reporting
We have audited Ralph Lauren Corporation's internal control over financial reporting as of March 27, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ralph Lauren Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 27, 2021, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 27, 2021 and March 28, 2020, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended March 27, 2021, and the related notes and our report dated May 20, 2021 expressed an unqualified opinion thereon.
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
May 20, 2021

