Form 10-Q
period 2021-06-26
RALPH LAUREN CORP
filed 2021-08-03
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 28, 2021, 48,628,076 shares of the registrant's Class A common stock, $.01 par value, and 24,881,276 shares of the registrant's Class B common stock, $.01 par value, were outstanding.

RALPH LAUREN CORPORATION

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 26, 2021	March 27, 2021
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,596.4	$2,579.0
Short-term investments	368.0	197.5
Accounts receivable, net of allowances of $217.5 million and $213.8 million	367.2	451.5
Inventories	803.0	759.0
Income tax receivable	57.8	54.4
Prepaid expenses and other current assets	185.8	166.6
Total current assets	4,378.2	4,208.0
Property and equipment, net	974.6	1,014.0
Operating lease right-of-use assets	1,181.3	1,239.5
Deferred tax assets	290.2	283.9
Goodwill	937.8	934.6
Intangible assets, net	116.6	121.1
Other non-current assets	83.2	86.4
Total assets	$7,961.9	$7,887.5
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$498.7	$—
Accounts payable	370.3	355.9
Current income tax payable	60.9	50.6
Current operating lease liabilities	284.1	302.9
Accrued expenses and other current liabilities	899.3	875.4
Total current liabilities	2,113.3	1,584.8
Long-term debt	1,135.0	1,632.9
Long-term operating lease liabilities	1,231.1	1,294.5
Non-current income tax payable	118.7	118.7
Non-current liability for unrecognized tax benefits	97.4	91.4
Other non-current liabilities	548.7	560.8
Commitments and contingencies (Note 13)
Total liabilities	5,244.2	5,283.1
Equity:
Class A common stock, par value $.01 per share; 106.7 million and 106.1 million shares issued; 48.7 million and 48.3 million shares outstanding	1.0	1.0
Class B common stock, par value $.01 per share; 24.9 million shares issued and outstanding	0.3	0.3
Additional paid-in-capital	2,685.5	2,667.1
Retained earnings	5,987.1	5,872.9
Treasury stock, Class A, at cost; 58.0 million and 57.8 million shares	(5,844.9)	(5,816.1)
Accumulated other comprehensive loss	(111.3)	(120.8)
Total equity	2,717.7	2,604.4
Total liabilities and equity	$7,961.9	$7,887.5
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 26, 2021	June 27, 2020
	(millions, except per share data)
Net revenues	$1,376.3	$487.5
Cost of goods sold	(408.2)	(138.8)
Gross profit	968.1	348.7
Selling, general, and administrative expenses	(728.2)	(507.6)
Impairment of assets	(18.6)	(2.1)
Restructuring and other charges	(0.7)	(7.0)
Total other operating expenses, net	(747.5)	(516.7)
Operating income (loss)	220.6	(168.0)
Interest expense	(13.3)	(9.6)
Interest income	1.8	2.9
Other income, net	0.9	2.1
Income (loss) before income taxes	210.0	(172.6)
Income tax benefit (provision)	(45.3)	44.9
Net income (loss)	$164.7	$(127.7)
Net income (loss) per common share:
Basic	$2.23	$(1.75)
Diluted	$2.18	$(1.75)
Weighted average common shares outstanding:
Basic	73.8	73.1
Diluted	75.4	73.1
Dividends declared per share	$0.6875	$—
See accompanying notes.

3

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	June 26, 2021	June 27, 2020
	(millions)
Net income (loss)	$164.7	$(127.7)
Other comprehensive income (loss), net of tax:
Foreign currency translation gains	10.6	13.0
Net losses on cash flow hedges	(1.0)	(4.0)
Net losses on defined benefit plans	(0.1)	(0.1)
Other comprehensive income, net of tax	9.5	8.9
Total comprehensive income (loss)	$174.2	$(118.8)
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 26, 2021	June 27, 2020
	(millions)
Cash flows from operating activities:
Net income (loss)	$164.7	$(127.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	57.2	63.7
Deferred income tax expense (benefit)	3.8	(66.9)
Non-cash stock-based compensation expense	18.4	15.1
Non-cash impairment of assets	18.6	2.1
Bad debt expense reversals	(1.0)	(16.5)
Other non-cash charges	1.1	—
Changes in operating assets and liabilities:
Accounts receivable	81.6	186.3
Inventories	(67.7)	(29.0)
Prepaid expenses and other current assets	(20.3)	(37.4)
Accounts payable and accrued liabilities	6.1	(119.2)
Income tax receivables and payables	4.7	35.2
Deferred income	(0.8)	0.3
Other balance sheet changes	(18.8)	23.7
Net cash provided by (used in) operating activities	247.6	(70.3)
Cash flows from investing activities:
Capital expenditures	(28.2)	(21.3)
Purchases of investments	(368.3)	(63.6)
Proceeds from sales and maturities of investments	197.7	301.9
Other investing activities	(0.6)	3.7
Net cash provided by (used in) investing activities	(199.4)	220.7
Cash flows from financing activities:
Repayments of credit facility borrowings	—	(475.0)
Proceeds from the issuance of long-term debt	—	1,241.9
Payments of finance lease obligations	(5.5)	(1.6)
Payments of dividends	—	(49.8)
Repurchases of common stock, including shares surrendered for tax withholdings	(28.8)	(33.9)
Other financing activities	—	(8.5)
Net cash provided by (used in) financing activities	(34.3)	673.1
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3.3	7.6
Net increase in cash, cash equivalents, and restricted cash	17.2	831.1
Cash, cash equivalents, and restricted cash at beginning of period	2,588.0	1,629.8
Cash, cash equivalents, and restricted cash at end of period	$2,605.2	$2,460.9
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended June 26, 2021
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at March 27, 2021	131.0	$1.3	$2,667.1	$5,872.9	57.8	$(5,816.1)	$(120.8)	$2,604.4
Comprehensive income:
Net income				164.7
Other comprehensive income							9.5
Total comprehensive income								174.2
Dividends declared				(50.5)				(50.5)
Repurchases of common stock					0.2	(28.8)		(28.8)
Stock-based compensation			18.4					18.4
Shares issued pursuant to stock-based compensation plans	0.6	—	—					—
Balance at June 26, 2021	131.6	$1.3	$2,685.5	$5,987.1	58.0	$(5,844.9)	$(111.3)	$2,717.7

	Three Months Ended June 27, 2020
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at March 28, 2020	129.8	$1.3	$2,594.4	$5,994.0	57.3	$(5,778.4)	$(118.2)	$2,693.1
Comprehensive loss:
Net loss				(127.7)
Other comprehensive income							8.9
Total comprehensive loss								(118.8)
Dividends declared				—				—
Repurchases of common stock					0.5	(33.9)		(33.9)
Stock-based compensation			15.1					15.1
Shares issued pursuant to stock-based compensation plans	1.1	—	—					—
Balance at June 27, 2020	130.9	$1.3	$2,609.5	$5,866.3	57.8	$(5,812.3)	$(109.3)	$2,555.5

(a)Includes Class A and Class B common stock.
(b)Accumulated other comprehensive income (loss).
See accompanying notes.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data and where otherwise indicated)
(Unaudited)

1.    Description of Business
Ralph Lauren Corporation ("RLC") is a global leader in the design, marketing, and distribution of premium lifestyle products, including apparel, footwear, accessories, home furnishings, fragrances, and hospitality. RLC's long-standing reputation and distinctive image have been developed across a wide range of products, brands, sales channels, and international markets. RLC's brand names include Ralph Lauren, Ralph Lauren Collection, Ralph Lauren Purple Label, Polo Ralph Lauren, Double RL, Lauren Ralph Lauren, Polo Ralph Lauren Children, and Chaps, among others. RLC and its subsidiaries are collectively referred to herein as the "Company," "we," "us," "our," and "ourselves," unless the context indicates otherwise.
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
This report should be read in conjunction with the Company's Annual Report on Form 10-K filed with the SEC for the fiscal year ended March 27, 2021 (the "Fiscal 2021 10-K").
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
Additionally, as discussed in Note 8, the Company completed the sale of its Club Monaco business on June 26, 2021. As a result, assets and liabilities related to the Club Monaco business were deconsolidated from the Company's consolidated statement of financial position effective June 26, 2021, with Club Monaco's operating results included in the Company's consolidated statements of income (loss), comprehensive income (loss), and cash flows for the first quarter of Fiscal 2022 (as defined in "Fiscal Periods" below). Prior year financial statements were not affected.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday immediately before or after March 31. As such, fiscal year 2022 will end on April 2, 2022 and will be a 53-week period ("Fiscal 2022"). Fiscal year 2021 ended on March 27, 2021 and was a 52-week period ("Fiscal 2021"). The first quarter of Fiscal 2022 ended on June 26, 2021 and was a 13-week period. The first quarter of Fiscal 2021 ended on June 27, 2020 and was also a 13-week period.
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
Seasonality of Business
The Company's business is typically affected by seasonal trends, with higher levels of retail sales in its second and third fiscal quarters and higher wholesale sales in its second and fourth fiscal quarters. These trends result primarily from the timing of key vacation travel, back-to-school, and holiday shopping periods impacting its retail business and the timing of seasonal wholesale shipments. As a result of changes in its business, consumer spending patterns, and the macroeconomic environment, including those resulting from pandemic diseases and other catastrophic events, historical quarterly operating trends and working capital requirements may not be indicative of the Company's future performance. In addition, fluctuations in sales, operating income (loss), and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, the Company's operating results and cash flows for the three-month period ended June 26, 2021 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2022.
COVID-19 Pandemic
Beginning in the fourth quarter of the Company's fiscal year ended March 28, 2020, a novel strain of coronavirus commonly referred to as COVID-19 emerged and spread rapidly across the globe, including throughout all major geographies in which the Company operates (North America, Europe, and Asia), resulting in adverse economic conditions and business disruptions, as well as significant volatility in global financial markets. Since then, governments worldwide have periodically imposed varying degrees of preventative and protective actions, such as temporary travel bans, forced business closures, and stay-at-home orders, all in an effort to reduce the spread of the virus. Such factors, among others, have resulted in a significant decline in retail traffic, tourism, and consumer spending on discretionary items. Additionally, companies across a wide array of industries have implemented various initiatives to reduce operating expenses and preserve cash balances during the pandemic, including work furloughs, reduced pay, and severance actions, which could lower consumers' disposable income levels or willingness to purchase discretionary items. Such government restrictions, company initiatives, and other macroeconomic impacts resulting from the pandemic could continue to adversely affect consumer behavior, spending levels, and/or shopping preferences, such as willingness to congregate in indoor shopping centers or other populated locations.
As a result of the COVID-19 pandemic, the Company has experienced varying degrees of business disruptions and periods of closure of its stores, distribution centers, and corporate facilities, as have the Company's wholesale customers, licensing partners, suppliers, and vendors. During the first quarter of Fiscal 2021 at the peak of the pandemic, the majority of the Company's stores in key markets were closed for an average of 8 to 10 weeks due to government-mandated lockdowns and

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
other restrictions, resulting in significant adverse impacts to its operating results. Resurgences and outbreaks in certain parts of the world resulted in further business disruptions periodically throughout Fiscal 2021, most notably in Europe where a significant number of the Company's stores were closed for approximately two to three months during the second half of Fiscal 2021, including during the holiday period, due to government-mandated lockdowns and other restrictions. Such disruptions continued into the first quarter of Fiscal 2022 in certain regions, although to a lesser extent than the comparable prior year fiscal period. Further, throughout the pandemic, the majority of the Company's stores that were able to remain open have periodically been subject to limited operating hours and/or customer capacity levels in accordance with local health guidelines, with traffic remaining challenged. However, the Company's digital commerce operations have grown significantly from pre-pandemic levels, due in part to our investments and enhanced capabilities, as well as changes in consumer shopping preferences. The Company's wholesale and licensing businesses have experienced similar impacts, particularly in North America and Europe.
Throughout the pandemic, the Company's priority has been to ensure the safety and well-being of its employees, customers, and the communities in which it operates around the world. The Company continues to consider the guidance of local governments and global health organizations and has implemented new health and safety protocols in its stores, distribution centers, and corporate facilities. The Company also took various preemptive actions in the prior fiscal year to preserve cash and strengthen its liquidity position, as described in the Fiscal 2021 10-K.
Despite the introduction of COVID-19 vaccines and recent improvements in the global economy as a whole, the pandemic remains volatile and continues to evolve, including the emergence of variants of the virus, such as the Delta variant. Accordingly, the Company cannot predict for how long and to what extent the pandemic will impact its business operations or the overall global economy. The Company will continue to assess its operations location-by-location, considering the guidance of local governments and global health organizations.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
refines these estimates on at least a quarterly basis. The Company's historical estimates of these amounts have not differed materially from actual results.
Revenue from the Company's licensing arrangements is recognized over time during the period that licensees are provided access to the Company's trademarks (i.e., symbolic intellectual property) and benefit from such access through their own sales of licensed products. These arrangements require licensees to pay a sales-based royalty, which for most arrangements, may be subject to a contractually-guaranteed minimum royalty amount. Payments are generally due quarterly and, depending on time of receipt, may be recorded as a liability until recognized as revenue. The Company recognizes revenue for sales-based royalty arrangements (including those for which the royalty exceeds any contractually-guaranteed minimum royalty amount) as licensed products are sold by the licensee. If a sales-based royalty is not ultimately expected to exceed a contractually-guaranteed minimum royalty amount, the minimum is generally recognized as revenue ratably over the respective contractual period. This sales-based output measure of progress and pattern of recognition best represents the value transferred to the licensee over the term of the arrangement, as well as the amount of consideration that the Company is entitled to receive in exchange for providing access to its trademarks. As of June 26, 2021, contractually-guaranteed minimum royalty amounts expected to be recognized as revenue during future periods were as follows:

Contractually-Guaranteed Minimum Royalties(a)
(millions)
Remainder of Fiscal 2022	$73.6
Fiscal 2023	85.5
Fiscal 2024	52.0
Fiscal 2025	22.6
Fiscal 2026	11.5
Fiscal 2027 and thereafter	12.1
Total	$257.3

(a)Amounts presented do not contemplate potential contract renewals or royalties earned in excess of the contractually-guaranteed minimums.
Disaggregated Net Revenues
The following table disaggregates the Company's net revenues into categories that depict how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors for the fiscal periods presented:

	Three Months Ended
	June 26, 2021					June 27, 2020
	North America	Europe	Asia	Other	Total	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$412.2	$170.8	$272.8	$26.8	$882.6	$142.6	$79.2	$166.5	$6.5	$394.8
Wholesale	249.9	184.1	15.4	5.0	454.4	22.5	41.5	5.4	0.5	69.9
Licensing	—	—	—	39.3	39.3	—	—	—	22.8	22.8
Total	$662.1	$354.9	$288.2	$71.1	$1,376.3	$165.1	$120.7	$171.9	$29.8	$487.5

(a)Net revenues from the Company's retail and wholesale businesses are recognized at a point in time. Net revenues from the Company's licensing business are recognized over time.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Deferred Income
Deferred income represents cash payments received in advance of the Company's transfer of control of products or services to its customers and generally consists of unredeemed gift cards (net of breakage) and advance royalty payments from licensees. The Company's deferred income balances were $9.8 million and $12.1 million as of June 26, 2021 and March 27, 2021, respectively, and were primarily recorded within accrued expenses and other current liabilities within the consolidated balance sheets. The majority of the deferred income balance as of June 26, 2021 is expected to be recognized as revenue within the next twelve months.
Shipping and Handling Costs
Costs associated with shipping goods to customers are accounted for as fulfillment activities and reflected as selling, general, and administrative ("SG&A") expenses in the consolidated statements of operations. Costs of preparing merchandise for sale, such as picking, packing, warehousing, and order charges ("handling costs"), are also included in SG&A expenses. Shipping and handling costs billed to customers are included in revenue.
A summary of shipping and handling costs for the fiscal periods presented is as follows:

	Three Months Ended
	June 26, 2021	June 27, 2020
	(millions)
Shipping costs	$14.8	$8.4
Handling costs	34.4	26.5
Net Income (Loss) per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shares by the weighted-average number of common shares outstanding during the period. Weighted-average common shares include shares of the Company's Class A and Class B common stock. Diluted net income (loss) per common share adjusts basic net income (loss) per common share for the dilutive effects of outstanding restricted stock units ("RSUs"), stock options, and any other potentially dilutive instruments, only for the periods in which such effects are dilutive.
The weighted-average number of common shares outstanding used to calculate basic net income (loss) per common share is reconciled to shares used to calculate diluted net income (loss) per common share as follows:

	Three Months Ended
	June 26, 2021	June 27, 2020
	(millions)
Basic shares	73.8	73.1
Dilutive effect of RSUs and stock options	1.6	—	(a)
Diluted shares	75.4	73.1

(a)Incremental shares of 1.6 million attributable to outstanding RSUs were excluded from the computation of diluted shares for the three months ended June 27, 2020 as such shares would not be dilutive given the net loss incurred during such fiscal year period.
All earnings per share amounts have been calculated using unrounded numbers. The Company has outstanding performance-based RSUs, which are included in the computation of diluted shares only to the extent that the underlying performance conditions (i) have been satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. In addition, options to purchase shares of the Company's Class A common stock at an exercise price greater than the average market price of such common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income (loss) per common share. As of June 26, 2021 and June 27, 2020, there were 0.4 million and 0.8 million, respectively, of

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
additional shares issuable contingent upon vesting of performance-based RSUs and upon exercise of anti-dilutive stock options, that were excluded from the diluted shares calculations.
Accounts Receivable
In the normal course of business, the Company extends credit to wholesale customers that satisfy certain defined credit criteria. Payment is generally due within 30 to 120 days and does not involve a significant financing component. Accounts receivable are recorded at amortized cost, which approximates fair value, and are presented in the Company's consolidated balance sheets net of certain reserves and allowances. These reserves and allowances consist of (i) reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances (see the "Revenue Recognition" section above for further discussion of related accounting policies) and (ii) allowances for doubtful accounts.
A rollforward of the activity in the Company's reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented as follows:

	Three Months Ended
	June 26, 2021	June 27, 2020
	(millions)
Beginning reserve balance	$173.7	$204.7
Amount charged against revenue to increase reserve	87.1	11.3
Amount credited against customer accounts to decrease reserve	(83.2)	(33.9)
Foreign currency translation	1.3	1.9
Ending reserve balance	$178.9	$184.0
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
A rollforward of the activity in the Company's allowance for doubtful accounts is presented as follows:

	Three Months Ended
	June 26, 2021	June 27, 2020
	(millions)
Beginning reserve balance	$40.1	$71.5
Amount recorded to expense to decrease reserve(a)	(1.0)	(16.5)
Amount written-off against customer accounts to decrease reserve	(0.7)	—
Foreign currency translation	0.2	0.9
Ending reserve balance	$38.6	$55.9

(a)Amounts recorded to bad debt expense are included within SG&A expenses in the consolidated statements of operations.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department stores, specialty stores, and third-party digital partners around the world, and extends credit based on an evaluation of each customer's financial capacity and condition, usually without requiring collateral. In the Company's wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2021, the Company's sales to its three largest wholesale customers accounted for approximately 14% of total net revenues. Substantially all of the Company's sales to its three largest wholesale customers related to its North America segment. As of June 26, 2021, these three key wholesale customers accounted for approximately 29% of total gross accounts receivable.
Inventories
The Company holds inventory that is sold in its retail stores and digital commerce sites directly to consumers. The Company also holds inventory that is to be sold through wholesale distribution channels to major department stores, specialty stores, and third-party digital partners. Substantially all of the Company's inventories consist of finished goods, which are stated at the lower of cost or estimated realizable value, with cost determined on a weighted-average cost basis. Inventory held by the Company totaled $803.0 million, $759.0 million, and $773.2 million as of June 26, 2021, March 27, 2021, and June 27, 2020, respectively.
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
Given its use of derivative instruments, the Company is exposed to the risk that counterparties to such contracts will fail to meet their contractual obligations. To mitigate such counterparty credit risk, the Company's policy is to only enter into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. The Company's established policies and procedures for mitigating credit risk include ongoing review and assessment of its counterparties' creditworthiness. The Company also enters into master netting arrangements with counterparties, when possible, to further mitigate credit risk. In the event of default or termination, these arrangements allow the Company to net-settle amounts payable and receivable related to multiple derivative transactions with the same counterparty. The master netting arrangements specify a number of events of default and termination, including the failure to make timely payments.
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
Undesignated Hedges
The Company uses undesignated hedges primarily to hedge foreign currency exchange rate risk related to third-party and intercompany balances and exposures. Changes in the fair values of such instruments are recognized in earnings each period within other income (expense), net.
See Note 12 for further discussion of the Company's derivative financial instruments.
Refer to Note 3 of the Fiscal 2021 10-K for a summary of all of the Company's significant accounting policies.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.    Property and Equipment
Property and equipment, net consists of the following:

	June 26, 2021	March 27, 2021
	(millions)
Land and improvements	$15.3	$15.3
Buildings and improvements	492.8	492.8
Furniture and fixtures	595.8	608.9
Machinery and equipment	385.2	391.8
Capitalized software	554.6	555.2
Leasehold improvements	1,146.8	1,207.2
Construction in progress	32.4	34.5
	3,222.9	3,305.7
Less: accumulated depreciation	(2,248.3)	(2,291.7)
Property and equipment, net	$974.6	$1,014.0
Property and equipment, net includes finance lease right-of-use ("ROU") assets, which are reflected in the table above based on their nature.
Depreciation expense was $52.7 million and $58.5 million during the three-month periods ended June 26, 2021 and June 27, 2020, respectively, and was recorded primarily within SG&A expenses in the consolidated statements of operations.
6.    Other Assets and Liabilities
Prepaid expenses and other current assets consist of the following:

	June 26, 2021	March 27, 2021
	(millions)
Non-trade receivables	$37.6	$28.9
Other taxes receivable	27.3	28.4
Prepaid software maintenance	18.3	12.9
Prepaid advertising and marketing	10.4	9.5
Inventory return asset	8.3	8.3
Tenant allowances receivable	8.1	8.7
Cloud computing arrangement implementation costs	7.7	8.2
Prepaid logistic services	7.3	7.1
Prepaid occupancy expense	5.8	6.7
Prepaid inventory	5.0	5.0
Derivative financial instruments	3.3	5.6
Other prepaid expenses and current assets	46.7	37.3
Total prepaid expenses and other current assets	$185.8	$166.6

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other non-current assets consist of the following:

	June 26, 2021	March 27, 2021
	(millions)
Security deposits	$31.1	$31.1
Restricted cash	7.3	7.5
Derivative financial instruments	5.9	10.2
Cloud computing arrangement implementation costs	5.3	5.3
Other non-current assets	33.6	32.3
Total other non-current assets	$83.2	$86.4
Accrued expenses and other current liabilities consist of the following:

	June 26, 2021	March 27, 2021
	(millions)
Accrued operating expenses	$227.0	$225.0
Accrued inventory	222.7	196.1
Accrued payroll and benefits	191.6	223.6
Other taxes payable	77.4	64.6
Restructuring reserve	73.8	99.8
Dividends payable	50.5	—
Finance lease obligations	20.3	19.7
Accrued capital expenditures	17.6	21.3
Deferred income	9.7	12.0
Other accrued expenses and current liabilities	8.7	13.3
Total accrued expenses and other current liabilities	$899.3	$875.4
Other non-current liabilities consist of the following:

	June 26, 2021	March 27, 2021
	(millions)
Finance lease obligations	$363.4	$370.5
Deferred lease incentives and obligations	60.3	62.4
Derivative financial instruments	49.2	55.1
Accrued benefits and deferred compensation	22.4	22.4
Deferred tax liabilities	10.8	10.7
Other non-current liabilities	42.6	39.7
Total other non-current liabilities	$548.7	$560.8

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    Impairment of Assets
During the three-month periods ended June 26, 2021 and June 27, 2020, the Company recorded non-cash impairment charges of $18.6 million and $2.1 million, respectively, to write-down certain long-lived assets in connection with its restructuring plans (see Note 8).
See Note 11 for further discussion of these impairment charges.
8.    Restructuring and Other Charges
A description of significant restructuring and other activities and their related costs is provided below.
Fiscal 2021 Strategic Realignment Plan
The Company has undertaken efforts to realign its resources to support future growth and profitability, and to create a sustainable, enhanced cost structure. The key areas of the Company's initiatives underlying these efforts involve evaluation of its: (i) team organizational structures and ways of working; (ii) real estate footprint and related costs across its corporate offices, distribution centers, and direct-to-consumer retail and wholesale doors; and (iii) brand portfolio.
In connection with the first initiative, on September 17, 2020, the Company's Board of Directors approved a restructuring plan (the "Fiscal 2021 Strategic Realignment Plan") to reduce its global workforce. Additionally, during a preliminary review of its store portfolio during the second quarter of Fiscal 2021, the Company made the decision to close its Polo store on Regent Street in London.
Shortly thereafter, on October 29, 2020, the Company announced the planned transition of its Chaps brand to a fully licensed business model, consistent with its long-term brand elevation strategy and in connection with its third initiative. Specifically, the Company entered into a multi-year licensing partnership, which took effect on August 1, 2021 following a transition period, with an affiliate of 5 Star Apparel LLC, a division of the OVED Group, to manufacture, market, and distribute Chaps menswear and womenswear. This agreement is expected to create incremental value for the Company by enabling an even greater focus on elevating its core brands in the marketplace, reducing its direct exposure to the North America department store channel, and setting up Chaps to deliver on its potential with an experienced partner that is focused on nurturing the brand.
Later, on February 3, 2021, the Company's Board of Directors approved additional actions related to its real estate initiative. Specifically, the Company is in the process of further rightsizing and consolidating its global corporate offices to better align with its organizational profile and new ways of working. The Company also has closed, and expects to continue to close, certain of its stores to improve overall profitability. Additionally, the Company plans to complete the consolidation of its North America distribution centers in order to drive greater efficiencies, improve sustainability, and deliver a better consumer experience.
Finally, on June 26, 2021, in connection with its brand portfolio initiative, the Company sold its Club Monaco business to Regent, L.P. ("Regent"), a global private equity firm, with no resulting gain or loss on sale realized during the first quarter of Fiscal 2022. Regent acquired Club Monaco's assets and liabilities in exchange for potential future cash consideration payable by Regent, including earn-out payments based on Club Monaco meeting certain defined revenue thresholds over a five-year period. Accordingly, the Company may realize amounts in the future related to the receipt of such contingent consideration. Additionally, in connection with this divestiture, the Company will provide Regent with certain operational support for a transitional period of up to 12 months, varying by functional area.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of the charges recorded in connection with the Fiscal 2021 Strategic Realignment Plan during the fiscal periods presented (inclusive of immaterial other restructuring-related charges previously recorded during the first quarter of Fiscal 2021), as well as cumulative charges recorded since its inception, is as follows:

	Three Months Ended
	June 26, 2021	June 27, 2020	Cumulative Charges
	(millions)
Cash-related restructuring charges:
Severance and benefit costs	$(4.0)	$2.5	$140.2
Other cash charges	1.9	0.1	16.8
Total cash-related restructuring charges	(2.1)	2.6	157.0
Non-cash charges:
Impairment of assets (see Note 7)	18.6	2.1	88.0
Inventory-related charges(a)	—	1.3	8.3
Accelerated stock-based compensation expense(b)	2.0	—	2.0
Total non-cash charges	20.6	3.4	98.3
Total charges	$18.5	$6.0	$255.3

(a)Inventory-related charges are recorded within cost of goods sold in the consolidated statements of operations.
(b)Accelerated stock-based compensation expense, which was recorded within restructuring and other charges in the consolidated statements of operations, related to vesting provisions associated with certain separation agreements.
A summary of current period activity in the restructuring reserve related to the Fiscal 2021 Strategic Realignment Plan is as follows:

	Severance and Benefit Costs	Other Cash Charges	Total
	(millions)
Balance at March 27, 2021	$96.2	$3.2	$99.4
Additions (reductions) charged to expense	(4.0)	1.9	(2.1)
Cash payments applied against reserve	(23.0)	(1.6)	(24.6)
Non-cash adjustments	0.5	—	0.5
Balance at June 26, 2021	$69.7	$3.5	$73.2
Other Charges
The Company recorded other charges of $0.8 million and $4.4 million during the three-month periods ended June 26, 2021 and June 27, 2020, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.    Income Taxes
Effective Tax Rate
The Company's effective tax rate, which is calculated by dividing each fiscal period's income tax benefit (provision) by pretax income (loss), was 21.6% and 26.0% during the three-month periods ended June 26, 2021 and June 27, 2020, respectively. The effective tax rate for the three months ended June 26, 2021 was slightly higher than the U.S. federal statutory income tax rate of 21% primarily due to the unfavorable impact of additional income tax reserves associated with certain income tax audits, largely offset by tax benefits related to adjustments recorded for deferred tax liabilities and favorable adjustments for stock-based compensation. The effective tax rate for the three months ended June 27, 2020 was also higher than the U.S. federal statutory income tax rate of 21% primarily due to an income tax benefit recorded in connection with expected net operating loss carrybacks allowed under the CARES Act (as defined below), partially offset by valuation allowances recorded against certain deferred tax assets as a result of significant business disruptions attributable to the COVID-19 pandemic, which could impact the ultimate realizability of such assets.
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
Uncertain Income Tax Benefits
The Company classifies interest and penalties related to unrecognized tax benefits as part of its income tax benefit (provision). The total amount of unrecognized tax benefits, including interest and penalties, was $97.4 million and $91.4 million as of June 26, 2021 and March 27, 2021, respectively, and was included within the non-current liability for unrecognized tax benefits in the consolidated balance sheets.
The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $74.1 million and $68.0 million as of June 26, 2021 and March 27, 2021, respectively.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.    Debt
Debt consists of the following:

	June 26, 2021	March 27, 2021
	(millions)
$400 million 3.750% Senior Notes(a)	$397.2	$397.1
$500 million 1.700% Senior Notes(b)	498.7	498.4
$750 million 2.950% Senior Notes(c)	737.8	737.4
Total debt	1,633.7	1,632.9
Less: current portion of long-term debt	498.7	—
Total long-term debt	$1,135.0	$1,632.9

(a)The carrying value of the 3.750% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $2.8 million and $2.9 million as of June 26, 2021 and March 27, 2021, respectively.
(b)The carrying value of the 1.700% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $1.3 million and $1.6 million as of June 26, 2021 and March 27, 2021, respectively.
(c)The carrying value of the 2.950% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $12.2 million and $12.6 million as of June 26, 2021 and March 27, 2021, respectively.
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
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility (as defined below). Accordingly, the Company does not expect combined borrowings outstanding under the Commercial Paper Program and Global Credit Facility to exceed $500 million. Commercial Paper Program borrowings may be used to support the Company's general working capital and corporate needs. Maturities of commercial paper notes vary, but cannot exceed 397 days from the date of issuance. Commercial paper notes issued under the Commercial Paper Program rank equally in seniority with the Company's other forms of unsecured indebtedness. As of both June 26, 2021 and March 27, 2021, there were no borrowings outstanding under the Commercial Paper Program.
Revolving Credit Facilities
Global Credit Facility
In August 2019, the Company replaced its then existing credit facility and entered into a new credit facility that provides for a $500 million senior unsecured revolving line of credit through August 12, 2024 (the "Global Credit Facility") under terms and conditions substantially similar to those of the previous facility. The Global Credit Facility is also used to support the issuance of letters of credit and maintenance of the Commercial Paper Program. Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and certain other currencies, including Euros, Hong Kong Dollars, and Japanese Yen, and are guaranteed by all of the Company's domestic significant subsidiaries. In accordance with the terms of the agreement governing the Global Credit Facility, the Company has the ability to expand its borrowing availability under the Global Credit Facility to $1 billion, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility.
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
In May 2020, the Company entered into an amendment of its Global Credit Facility (the "Amendment"). Under the Amendment, until the earlier of (a) the date on which the Company provides the periodic reporting information required under the Global Credit Facility for the quarter ending September 30, 2021 and (b) the date on which the Company certifies that its leverage ratio as of the last day of the two most recent fiscal quarters was no greater than 4.25 (the "Ratings-Based Toggle Date"), for loans based on Adjusted LIBOR, the spread over Adjusted LIBOR will be increased to 187.5 basis points, the spread on loans based on the base rate will be 87.5 basis points and the commitment fee will be increased to 25 basis points, in each case with no adjustments based on the Company's credit ratings. This pricing will return to the original levels set forth in

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the Global Credit Facility, as discussed above, on the Ratings-Based Toggle Date. Additionally, the leverage ratio requirements have been waived until the quarter ending September 30, 2021. The maximum permitted leverage ratio for that fiscal quarter would be 5.25. For the fiscal quarters ending December 31, 2021 and March 31, 2022, the maximum permitted leverage ratio would be 4.75. For each fiscal quarter ending on or after June 30, 2022, the maximum permitted leverage ratio would return to 4.25. The Amendment also (a) imposes a new requirement that would remain in effect until the Ratings-Based Toggle Date that the aggregate amount of unrestricted cash of the Company and its subsidiaries plus the undrawn amounts available under the Global Credit Facility may not be less than $750 million, (b) restricts the amount of dividends and distributions on, or purchases, redemptions, repurchases, retirements or acquisitions of, the Company's stock until the Specified Period Termination Date (as defined below), (c) until March 31, 2021, amended the material adverse change representation to disregard pandemic-related impacts to the business, and (d) until the Specified Period Termination Date, adds certain other restrictions on indebtedness incurred by the Company and its subsidiaries and investments and acquisitions by the Company and its subsidiaries. The "Specified Period Termination Date" is the earlier of (i) the date on which the Company provides the periodic reporting information required under the Global Credit Facility for the quarter ending June 30, 2022 and (ii) the date on which the Company certifies that its leverage ratio as of the last day of the two most recent fiscal quarters was no greater than 4.25.
Upon the occurrence of an Event of Default under the Global Credit Facility, the lenders may cease making loans, terminate the Global Credit Facility, and declare all amounts outstanding to be immediately due and payable. The Global Credit Facility specifies a number of events of default (many of which are subject to applicable grace periods), including, among others, the failure to make timely principal, interest, and fee payments or to satisfy the covenants, including the financial covenant described above. Additionally, the Global Credit Facility provides that an Event of Default will occur if Mr. Ralph Lauren, the Company's Executive Chairman and Chief Creative Officer, and entities controlled by the Lauren family fail to maintain a specified minimum percentage of the voting power of the Company's common stock. As of June 26, 2021, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company's Global Credit Facility.
As of both June 26, 2021 and March 27, 2021, there were no borrowings outstanding under the Global Credit Facility and the Company was contingently liable for $8.9 million of outstanding letters of credit.
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
•Japan Overdraft Facility — provides Ralph Lauren Corporation Japan with an overdraft amount of up to 5 billion Japanese Yen (approximately $45 million) through April 28, 2022.
As of both June 26, 2021 and March 27, 2021, there were no borrowings outstanding under the Pan-Asia Borrowing Facilities.
Refer to Note 11 of the Fiscal 2021 10-K for additional discussion of the terms and conditions of the Company's debt and credit facilities.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.    Fair Value Measurements
U.S. GAAP prescribes a three-level valuation hierarchy for disclosure of fair value measurements. The determination of the applicable level within the hierarchy for a particular asset or liability depends on the inputs used in its valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally-derived (unobservable). A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:
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
The following table summarizes the Company's financial assets and liabilities that are measured and recorded at fair value on a recurring basis, excluding accrued interest components:

	June 26, 2021	March 27, 2021
	(millions)
Derivative assets(a)	$9.2	$15.8
Derivative liabilities(a)	49.3	55.4

(a)Based on Level 2 measurements.
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
To the extent the Company invests in commercial paper, such investments are classified as available-for-sale and recorded at fair value in its consolidated balance sheets using external pricing data, based on interest rates and credit ratings for similar issuances with the same remaining term as the Company's investments. To the extent the Company invests in bonds, such investments are also classified as available-for-sale and recorded at fair value in its consolidated balance sheets based on quoted prices in active markets.
The Company's cash and cash equivalents, restricted cash, and time deposits are recorded at carrying value, which generally approximates fair value based on Level 1 measurements.
The Company's debt instruments are recorded at their amortized cost in its consolidated balance sheets, which may differ from their respective fair values. The fair values of the Senior Notes are estimated based on external pricing data, including available quoted market prices, and with reference to comparable debt instruments with similar interest rates, credit ratings, and trading frequency, among other factors. The fair values of the Company's commercial paper notes and borrowings outstanding under its credit facilities, if any, are estimated using external pricing data, based on interest rates and credit ratings for similar issuances with the same remaining term as the Company's outstanding borrowings. Due to their short-term nature, the fair values of the Company's commercial paper notes and borrowings outstanding under its credit facilities, if any, generally approximate their amortized cost carrying values.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the carrying values and the estimated fair values of the Company's debt instruments:

	June 26, 2021		March 27, 2021
	Carrying Value(a)	Fair Value(b)	Carrying Value(a)	Fair Value(b)
	(millions)
$400 million 3.750% Senior Notes	$397.2	$442.5	$397.1	$443.4
$500 million 1.700% Senior Notes	498.7	506.7	498.4	507.8
$750 million 2.950% Senior Notes	737.8	793.7	737.4	779.4

(a)See Note 10 for discussion of the carrying values of the Company's senior notes.
(b)Based on Level 2 measurements.
Unrealized gains or losses resulting from changes in the fair value of the Company's debt instruments do not result in the realization or expenditure of cash, unless the debt is retired prior to its maturity.
Non-financial Assets and Liabilities
The Company's non-financial assets, which primarily consist of goodwill, other intangible assets, property and equipment, and lease-related ROU assets, are not required to be measured at fair value on a recurring basis, and instead are reported at their amortized cost in its consolidated balance sheet. However, on a periodic basis or whenever events or changes in circumstances indicate that they may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), the respective carrying value of non-financial assets are assessed for impairment and, if ultimately considered impaired, are adjusted and written down to their fair value, as estimated based on consideration of external market participant assumptions and discounted cash flows.
During the three-month periods ended June 26, 2021 and June 27, 2020, the Company recorded non-cash impairment charges to reduce the carrying values of certain long-lived assets to their estimated fair values. The fair values of these assets were determined based on Level 3 measurements, the related inputs of which included estimates of the amount and timing of the assets' net future discounted cash flows (including any potential sublease income for lease-related ROU assets), based on historical experience and consideration of current trends, market conditions, and comparable sales, as applicable.
The following table summarizes non-cash impairment charges recorded by the Company during the fiscal periods presented to reduce the carrying values of certain long-lived assets to their estimated fair values as of the assessment date:

	Three Months Ended
	June 26, 2021		June 27, 2020
Long-Lived Asset Category	Fair Value as of Impairment Date	Total Impairments	Fair Value as of Impairment Date	Total Impairments
	(millions)
Property and equipment, net	$—	$0.4	N/A	$—
Operating lease right-of-use assets	16.8	18.2	$—	2.1
See Note 7 for additional discussion regarding non-cash impairment charges recorded by the Company within the consolidated statements of operations during the fiscal periods presented.
No impairment charges associated with goodwill or other intangible assets were recorded during either of the three-month periods ended June 26, 2021 or June 27, 2020.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.    Financial Instruments
Derivative Financial Instruments
The Company is exposed to changes in foreign currency exchange rates, primarily relating to certain anticipated cash flows and the value of the reported net assets of its international operations, as well as changes in the fair value of its fixed-rate debt obligations attributed to changes in benchmark interest rates. Accordingly, based on its assessment thereof, the Company may use derivative financial instruments to manage and mitigate such risks. The Company does not use derivatives for speculative or trading purposes.
The following table summarizes the Company's outstanding derivative instruments recorded on its consolidated balance sheets as of June 26, 2021 and March 27, 2021:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	June 26, 2021	March 27, 2021	June 26, 2021		March 27, 2021		June 26, 2021		March 27, 2021
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Cash flow hedges	$132.8	$168.9	PP	$3.1	PP	$5.0		$—		$—
Net investment hedges(c)	733.5	723.2	ONCA	5.9	ONCA	10.2	ONCL	49.2	ONCL	55.1
Total Designated Hedges	866.3	892.1		9.0		15.2		49.2		55.1
Undesignated Hedges:
FC — Undesignated hedges(d)	175.7	242.4	PP	0.2	PP	0.6	AE	0.1	AE	0.3
Total Hedges	$1,042.0	$1,134.5		$9.2		$15.8		$49.3		$55.4

(a)FC = Forward foreign currency exchange contracts.
(b)PP = Prepaid expenses and other current assets; AE = Accrued expenses and other current liabilities; ONCA = Other non-current assets; ONCL = Other non-current liabilities.
(c)Includes cross-currency swaps designated as hedges of the Company's net investment in certain foreign operations.
(d)Relates to third-party and intercompany foreign currency-denominated exposures and balances.
The Company presents the fair values of its derivative assets and liabilities recorded on its consolidated balance sheets on a gross basis, even when they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its derivative instruments on a net basis in accordance with the terms of each of its master netting arrangements, spread across nine separate counterparties, the amounts presented in the consolidated balance sheets as of June 26, 2021 and March 27, 2021 would be adjusted from the current gross presentation as detailed in the following table:

	June 26, 2021			March 27, 2021
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount
	(millions)
Derivative assets	$9.2	$(0.1)	$9.1	$15.8	$(0.3)	$15.5
Derivative liabilities	49.3	(0.1)	49.2	55.4	(0.3)	55.1
The Company's master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties. See Note 3 for further discussion of the Company's master netting arrangements.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables summarize the pretax impact of gains and losses from the Company's designated derivative instruments on its consolidated financial statements for the three-month periods ended June 26, 2021 and June 27, 2020:

	Gains (Losses) Recognized in OCI
	Three Months Ended
	June 26, 2021	June 27, 2020
	(millions)
Designated Hedges:
FC — Cash flow hedges	$(1.4)	$(3.0)
Net investment hedges — effective portion	(9.2)	0.7
Net investment hedges — portion excluded from assessment of hedge effectiveness	10.6	(16.8)
Total Designated Hedges	$—	$(19.1)

	Location and Amount of Gains (Losses) from Cash Flow Hedges Reclassified from AOCI to Earnings
	Three Months Ended
	June 26, 2021		June 27, 2020
	Cost of goods sold	Other income (expense), net	Cost of goods sold	Other income (expense), net
	(millions)
Total amounts presented in the consolidated statements of operations in which the effects of related cash flow hedges are recorded	$(408.2)	$0.9	$(138.8)	$2.1
Effects of cash flow hedging:
FC — Cash flow hedges	(0.1)	—	1.7	(0.3)

	Gains (Losses) from Net Investment Hedges Recognized in Earnings		Location of Gains (Losses) Recognized in Earnings
	Three Months Ended
	June 26, 2021	June 27, 2020
	(millions)
Net Investment Hedges
Net investment hedges — portion excluded from assessment of hedge effectiveness(a)	$2.8	$2.7	Interest expense
Total Net Investment Hedges	$2.8	$2.7

(a)Amounts recognized in other comprehensive income (loss) ("OCI") relating to the effective portion of the Company's net investment hedges would be recognized in earnings only upon the sale or liquidation of the hedged net investment.
As of June 26, 2021, it is estimated that $3.5 million of pretax net gains on both outstanding and matured derivative instruments designated and qualifying as cash flow hedges deferred in AOCI will be recognized in earnings over the next twelve months. Amounts ultimately recognized in earnings will depend on exchange rates in effect when outstanding derivative instruments are settled.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the pretax impact of gains and losses from the Company's undesignated derivative instruments on its consolidated financial statements for the three-month periods ended June 26, 2021 and June 27, 2020:

	Gains (Losses) Recognized in Earnings		Location of Gains (Losses) Recognized in Earnings
	Three Months Ended
	June 26, 2021	June 27, 2020
	(millions)
Undesignated Hedges:
FC — Undesignated hedges	$(1.0)	$4.7	Other income (expense), net
Total Undesignated Hedges	$(1.0)	$4.7
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
Cross-Currency Swap Contracts
The Company periodically designates pay-fixed rate, receive fixed-rate cross-currency swap contracts as hedges of its net investment in certain of its European subsidiaries.
The Company's pay-fixed rate, receive-fixed rate cross-currency swap contracts swap U.S. Dollar-denominated fixed interest rate payments based on the contract's notional amount and the fixed rate of interest payable on certain of the Company's senior notes for Euro-denominated fixed interest rate payments, thereby economically converting a portion of its fixed-rate U.S. Dollar-denominated senior note obligations to fixed rate Euro-denominated obligations.
See Note 3 for further discussion of the Company's accounting policies relating to its derivative financial instruments.
Investments
As of June 26, 2021, the Company's investments were all classified as short-term and consisted of $368.0 million of time deposits. The Company's investments as of March 27, 2021 were also all classified as short-term and consisted of $197.5 million of time deposits.
No significant realized or unrealized gains or losses on available-for-sale investments or impairment charges were recorded during any of the fiscal periods presented.
Refer to Note 3 of the Fiscal 2021 10-K for further discussion of the Company's accounting policies relating to its investments.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.    Commitments and Contingencies
The Company is involved, from time to time, in litigation, other legal claims, and proceedings involving matters associated with or incidental to its business, including, among other things, matters involving credit card fraud, trademark and other intellectual property, licensing, importation and exportation of its products, taxation, unclaimed property, leases, and employee relations. The Company believes at present that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on its consolidated financial statements. However, the Company's assessment of any current litigation or other legal claims could potentially change in light of the discovery of facts not presently known or determinations by judges, juries, or other finders of fact which are not in accord with management's evaluation of the possible liability or outcome of such litigation or claims.
In the normal course of business, the Company may enter into certain guarantees or other agreements that provide general indemnifications. The Company has not made any significant indemnification payments under such agreements in the past and does not currently anticipate incurring any material indemnification payments.
14.    Equity
Common Stock Repurchase Program
On May 13, 2019, the Company's Board of Directors approved an expansion of the Company's existing common stock repurchase program that allowed it to repurchase up to an additional $600 million of Class A common stock. As of June 26, 2021, the remaining availability under the Company's Class A common stock repurchase program was approximately $580 million. Repurchases of shares of Class A common stock are subject to certain restrictions under the Company's Global Credit Facility and more generally overall business and market conditions. Accordingly, in response to business disruptions related to the COVID-19 pandemic, effective beginning in the first quarter of Fiscal 2021 the Company temporarily suspended its common stock repurchase program as a preemptive action to preserve cash and strengthen its liquidity position.
In addition, during the three-month periods ended June 26, 2021 and June 27, 2020, 0.2 million and 0.5 million shares of Class A common stock, respectively, at a cost of $28.8 million and $33.9 million, respectively, were surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company's long-term stock incentive plans.
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.
Dividends
Except as discussed below, the Company has maintained a regular quarterly cash dividend program on its common stock since 2003.
In response to business disruptions related to the COVID-19 pandemic, effective beginning in the first quarter of Fiscal 2021 the Company temporarily suspended its quarterly cash dividend program as a preemptive action to preserve cash and strengthen its liquidity position. On May 19, 2021, the Company's Board of Directors approved the reinstatement of its quarterly cash dividend program at the pre-pandemic amount of $0.6875 per share. The first quarterly dividend declared since such reinstatement was payable to shareholders of record at the close of business on June 25, 2021 and was paid on July 9, 2021.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.    Accumulated Other Comprehensive Income (Loss)
The following table presents OCI activity, net of tax, accumulated in equity:

	Foreign Currency Translation Gains (Losses)(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges(b)	Net Unrealized Gains (Losses) on Defined Benefit Plans(c)	Total Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at March 27, 2021	$(123.2)	$4.6	$(2.2)	$(120.8)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	10.6	(1.1)	(0.1)	9.4
Amounts reclassified from AOCI to earnings	—	0.1	—	0.1
Other comprehensive income (loss), net of tax	10.6	(1.0)	(0.1)	9.5
Balance at June 26, 2021	$(112.6)	$3.6	$(2.3)	$(111.3)

Balance at March 28, 2020	$(130.4)	$18.0	$(5.8)	$(118.2)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	13.0	(2.8)	(0.1)	10.1
Amounts reclassified from AOCI to earnings	—	(1.2)	—	(1.2)
Other comprehensive income (loss), net of tax	13.0	(4.0)	(0.1)	8.9
Balance at June 27, 2020	$(117.4)	$14.0	$(5.9)	$(109.3)

(a)OCI before reclassifications to earnings related to foreign currency translation gains (losses) includes an income tax provision of $1.0 million and an income tax benefit of $4.7 million for the three-month periods ended June 26, 2021 and June 27, 2020, respectively. OCI before reclassifications to earnings for the three-month periods ended June 26, 2021 and June 27, 2020 includes a gain of $1.1 million (net of a $0.3 million income tax provision) and a loss of $12.2 million (net of a $3.9 million income tax benefit), respectively, related to changes in the fair values of instruments designated as hedges of the Company's net investment in certain foreign operations (see Note 12).
(b)OCI before reclassifications to earnings related to net unrealized gains (losses) on cash flow hedges are presented net of income tax benefits of $0.3 million and $0.2 million for the three-month periods ended June 26, 2021 and June 27, 2020, respectively. The tax effects on amounts reclassified from AOCI to earnings are presented in a table below.
(c)Activity is presented net of taxes, which were immaterial for both periods presented.
The following table presents reclassifications from AOCI to earnings for cash flow hedges, by component:

	Three Months Ended		Location of Gains (Losses) Reclassified from AOCI to Earnings
	June 26, 2021	June 27, 2020
	(millions)
Gains (losses) on cash flow hedges(a):
FC — Cash flow hedges	$(0.1)	$1.7	Cost of goods sold
FC — Cash flow hedges	—	(0.3)	Other income (expense), net
Tax effect	—	(0.2)	Income tax benefit (provision)
Net of tax	$(0.1)	$1.2

(a)FC = Forward foreign currency exchange contracts.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16.    Stock-based Compensation
The Company's stock-based compensation awards are currently issued under the 2019 Incentive Plan, which was approved by its stockholders on August 1, 2019. However, any prior awards granted under either the Company's 2010 Incentive Plan or 1997 Incentive Plan remain subject to the terms of those plans, as applicable. Any awards that expire, are forfeited, or are surrendered to the Company in satisfaction of taxes are available for issuance under the 2019 Incentive Plan.
Refer to Note 18 of the Fiscal 2021 10-K for a detailed description of the Company's stock-based compensation awards, including information related to vesting terms, service, performance, and market conditions and payout percentages.
Impact on Results
A summary of total stock-based compensation expense and the related income tax benefits recognized during the three-month periods ended June 26, 2021 and June 27, 2020 is as follows:

	Three Months Ended
	June 26, 2021		June 27, 2020
	(millions)
Compensation expense(a)	$18.4	(a)	$15.1
Income tax benefit	(3.0)		(3.1)

(a)Includes $2.0 million of accelerated stock-based compensation expense recorded within restructuring and other charges in the consolidated statements of operations (see Note 8). All other stock-based compensation expense was recorded within SG&A expenses.
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
Service-based RSUs
The fair values of service-based RSUs granted to certain of the Company's senior executives and other employees, as well as to non-employee directors, are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue to the holder while outstanding and unvested. The weighted-average grant date fair values of service-based RSU awards granted were $114.84 and $59.72 per share during the three-month periods ended June 26, 2021 and June 27, 2020, respectively.
A summary of service-based RSU activity during the three months ended June 26, 2021 is as follows:

Number of Service-based RSUs

Unvested at March 27, 2021	1,809
Granted	14
Vested	(392)
Forfeited	(61)
Unvested at June 26, 2021	1,370

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Performance-based RSUs
The fair values of the Company's performance-based RSUs granted to its senior executives and other key employees are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue to the holder while outstanding and unvested. The weighted-average grant date fair values of performance-based RSU awards granted was $113.57 during the three months ended June 26, 2021. No such awards were granted during the three months ended June 27, 2020.
Market-based RSUs
The Company grants market-based RSUs, which are based on total shareholder return ("TSR") performance, to its senior executives and other key employees. The Company estimates the fair value of its TSR awards on the date of grant using a Monte Carlo simulation, which models multiple stock price paths of the Company's Class A common stock and that of its peer group to evaluate and determine its ultimate expected relative TSR performance ranking. Compensation expense, net of estimated forfeitures, is recorded regardless of whether, and the extent to which, the market condition is ultimately satisfied. No such awards were granted during the three-month periods ended June 26, 2021 and June 27, 2020.
A summary of performance-based RSU activity including TSR awards during the three months ended June 26, 2021 is as follows:

Number of Performance-based RSUs
(thousands)
Unvested at March 27, 2021	600
Granted	25
Change due to performance and/or market condition achievement	9
Vested	(229)
Forfeited	(13)
Unvested at June 26, 2021	392
Stock Options
A summary of stock option activity under all plans during the three months ended June 26, 2021 is as follows:

Number of Options
(thousands)
Options outstanding at March 27, 2021	255
Granted	—
Exercised	—
Cancelled/Forfeited	(15)
Options outstanding at June 26, 2021	240

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17.    Segment Information
The Company has three reportable segments based on its business activities and organization:
•North America — The North America segment primarily consists of sales of Ralph Lauren branded apparel, footwear, accessories, home furnishings, and related products made through the Company's retail and wholesale businesses in the U.S. and Canada. In North America, the Company's retail business is primarily comprised of its Ralph Lauren stores, its factory stores, and its digital commerce site, www.RalphLauren.com. The Company's wholesale business in North America is comprised primarily of sales to department stores, and to a lesser extent, specialty stores.
•Europe — The Europe segment primarily consists of sales of Ralph Lauren branded apparel, footwear, accessories, home furnishings, and related products made through the Company's retail and wholesale businesses in Europe, the Middle East, and Latin America. In Europe, the Company's retail business is primarily comprised of its Ralph Lauren stores, its factory stores, its concession-based shop-within-shops, and its various digital commerce sites. The Company's wholesale business in Europe is comprised of a varying mix of sales to both department stores and specialty stores, depending on the country, as well as to various third-party digital partners.
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
No operating segments were aggregated to form the Company's reportable segments. In addition to these reportable segments, the Company also has other non-reportable segments, which primarily consist of (i) sales of Club Monaco branded products made through its retail and wholesale businesses in the U.S., Canada, and Europe, and its licensing alliances in Asia, and (ii) royalty revenues earned through its global licensing alliances, excluding Club Monaco. As discussed in Note 8, the Company completed the sale of its Club Monaco business on June 26, 2021.
The Company's segment reporting structure is consistent with how it establishes its overall business strategy, allocates resources, and assesses performance of its business. The accounting policies of the Company's segments are consistent with those described in Notes 2 and 3 of the Fiscal 2021 10-K. Sales and transfers between segments are generally recorded at cost and treated as transfers of inventory. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment's performance is evaluated based upon net revenues and operating income before restructuring-related charges, impairment of assets, and certain other one-time items, if any. Certain corporate overhead expenses related to global functions, most notably the Company's executive office, information technology, finance and accounting, human resources, and legal departments, largely remain at corporate. Additionally, other costs that cannot be allocated to the segments based on specific usage are also maintained at corporate, including corporate advertising and marketing expenses, depreciation and amortization of corporate assets, and other general and administrative expenses resulting from corporate-level activities and projects.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net revenues for each of the Company's segments are as follows:

	Three Months Ended
	June 26, 2021	June 27, 2020
	(millions)
Net revenues:
North America	$662.1	$165.1
Europe	354.9	120.7
Asia	288.2	171.9
Other non-reportable segments	71.1	29.8
Total net revenues	$1,376.3	$487.5
Operating income (loss) for each of the Company's segments is as follows:

	Three Months Ended
	June 26, 2021	June 27, 2020
	(millions)
Operating income (loss)(a):
North America	$186.3	$(24.8)
Europe	94.5	(16.9)
Asia	60.4	10.1
Other non-reportable segments	35.4	0.9
	376.6	(30.7)
Unallocated corporate expenses	(155.3)	(130.3)
Unallocated restructuring and other charges(b)	(0.7)	(7.0)
Total operating income (loss)	$220.6	$(168.0)

(a)During the three months ended June 27, 2020, segment operating income (loss) reflects net bad debt expense reversals of $15.5 million and $1.0 million related to North America and Europe, respectively, primarily related to adjustments to reserves previously established in connection with COVID-19 business disruptions. Segment operating income (loss) and unallocated corporate expenses during the three-month periods ended June 26, 2021 and June 27, 2020 also included asset impairment charges (see Note 7), which are detailed below:

	Three Months Ended
	June 26, 2021	June 27, 2020
	(millions)
Asset impairment charges:
North America	$—	$(0.2)
Asia	(1.1)	(1.3)
Other non-reportable segments	—	(0.6)
Unallocated corporate expenses	(17.5)	—
Total asset impairment charges	$(18.6)	$(2.1)

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(b)The three-month periods ended June 26, 2021 and June 27, 2020 included certain unallocated restructuring and other charges (see Note 8), which are detailed below:

	Three Months Ended
	June 26, 2021	June 27, 2020
	(millions)
Unallocated restructuring and other charges:
North America-related	$0.1	$(0.1)
Europe-related	1.0	—
Asia-related	0.1	0.2
Other non-reportable segment-related	(0.1)	(1.1)
Corporate operations-related	(1.0)	(1.6)
Unallocated restructuring benefits (charges)	0.1	(2.6)
Other charges (see Note 8)	(0.8)	(4.4)
Total unallocated restructuring and other charges	$(0.7)	$(7.0)
Depreciation and amortization expense for the Company's segments is as follows:

	Three Months Ended
	June 26, 2021	June 27, 2020
	(millions)
Depreciation and amortization expense:
North America	$18.0	$18.1
Europe	7.8	7.7
Asia	12.9	14.2
Other non-reportable segments	0.4	1.1
Unallocated corporate	18.1	22.6
Total depreciation and amortization expense	$57.2	$63.7
Net revenues by geographic location of the reporting subsidiary are as follows:

	Three Months Ended
	June 26, 2021	June 27, 2020
	(millions)
Net revenues(a):
The Americas(b)	$735.4	$194.7
Europe(c)	352.5	120.9
Asia(d)	288.4	171.9
Total net revenues	$1,376.3	$487.5

(a)Net revenues for certain of the Company's licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.
(b)Includes the U.S., Canada, and Latin America. Net revenues earned in the U.S. during the three-month periods ended June 26, 2021 and June 27, 2020 were $708.0 million and $186.1 million, respectively.
(c)Includes the Middle East.
(d)Includes Australia and New Zealand.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18.    Additional Financial Information
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
A reconciliation of cash, cash equivalents, and restricted cash as of June 26, 2021 and March 27, 2021 from the consolidated balance sheets to the consolidated statements of cash flows is as follows:

	June 26, 2021	March 27, 2021
	(millions)
Cash and cash equivalents	$2,596.4	$2,579.0
Restricted cash included within prepaid expenses and other current assets	1.5	1.5
Restricted cash included within other non-current assets	7.3	7.5
Total cash, cash equivalents, and restricted cash	$2,605.2	$2,588.0
Restricted cash relates to cash held in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters and real estate leases.
Cash Interest and Taxes
Cash paid for interest and income taxes is as follows:

	Three Months Ended
	June 26, 2021	June 27, 2020
	(millions)
Cash paid for interest	$17.7	$3.3
Cash paid for income taxes, net of refunds	35.5	(18.9)
Non-cash Transactions
Operating lease ROU assets recorded in connection with the recognition of new lease liabilities were $98.6 million and $13.1 million during the three-month periods ended June 26, 2021 and June 27, 2020, respectively.
Non-cash investing activities also included capital expenditures incurred but not yet paid of $17.6 million and $26.4 million for the three-month periods ended June 26, 2021 and June 27, 2020, respectively.
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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.
Special Note Regarding Forward-Looking Statements
Various statements in this Form 10-Q, or incorporated by reference into this Form 10-Q, in future filings by us with the Securities and Exchange Commission (the "SEC"), in our press releases, and in oral statements made from time to time by us or on our behalf constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding our future operating results and sources of liquidity (especially in light of the COVID-19 pandemic), the implementation and impact of our strategic plans, initiatives and capital expenses, and our ability to meet environmental, social, and governance goals. Forward-looking statements are based on current expectations and are indicated by words or phrases such as "anticipate," "outlook," "estimate," "expect," "project," "believe," "envision," "goal," "target," "can," "will," and similar words or phrases and involve known and unknown risks, uncertainties, and other factors which may cause actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed in or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others:
•the loss of key personnel, including Mr. Ralph Lauren, or other changes in our executive and senior management team or to our operating structure, including those resulting from the recent reduction to our global workforce in connection with our long-term growth strategy, and our ability to effectively transfer knowledge and maintain adequate controls and procedures during periods of transition;
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
•the impact of economic, political, and other conditions on us, our customers, suppliers, vendors, and lenders, including business disruptions related to pandemic diseases such as COVID-19, civil and political unrest such as the recent protests in the U.S., diplomatic tensions between the U.S. and China, and inflation;
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
•the potential impact to our business resulting from supply chain disruptions, including those caused by capacity constraints, closed factories and/or labor shortages (stemming from pandemic diseases, labor disputes, strikes, or otherwise), scarcity of raw materials, and port congestion, which could result in inventory shortages and lost sales;
•the potential impact to our business resulting from increases in the costs of raw materials, transportation, and labor, including wages, healthcare, and other benefit-related costs;
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
These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is included in our Annual Report on Form 10-K for the fiscal year ended March 27, 2021 (the "Fiscal 2021 10-K"). There are no material changes to such risk factors, nor have we identified any previously undisclosed risks that could materially adversely affect our business, operating results, and/or financial condition, as set forth in Part II, Item 1A — "Risk Factors" of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
In this Form 10-Q, references to "Ralph Lauren," "ourselves," "we," "our," "us," and the "Company" refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the Saturday immediately before or after March 31. As such, fiscal year 2022 will end on April 2, 2022 and will be a 53-week period ("Fiscal 2022"). Fiscal year 2021 ended on March 27, 2021 and was a 52-week period ("Fiscal 2021"). The first quarter of Fiscal 2022 ended on June 26, 2021 and was a 13-week period. The first quarter of Fiscal 2021 ended on June 27, 2020 and was also a 13-week period.
INTRODUCTION
Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and notes thereto to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:
•Overview.    This section provides a general description of our business, global economic conditions and industry trends, and a summary of our financial performance for the three-month period ended June 26, 2021. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.
•Results of operations.    This section provides an analysis of our results of operations for the three-month period ended June 26, 2021 as compared to the three-month period ended June 27, 2020.
•Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of June 26, 2021, which includes (i) an analysis of our financial condition as compared to the prior fiscal year-end; (ii) an analysis of changes in our cash flows for the three months ended June 26, 2021 as compared to the three months ended June 27, 2020; (iii) an analysis of our liquidity, including the availability under our commercial paper borrowing program and credit facilities, our outstanding debt and covenant compliance, common stock repurchases, and payments of dividends; and (iv) a description of any material changes in our contractual and other obligations since March 27, 2021.
•Market risk management.    This section discusses any significant changes in our risk exposures related to foreign currency exchange rates, interest rates, and our investments since March 27, 2021.
•Critical accounting policies.    This section discusses any significant changes in our critical accounting policies since March 27, 2021. Critical accounting policies typically require significant judgment and estimation on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 3 of the Fiscal 2021 10-K.
•Recently issued accounting standards.    This section discusses the potential impact on our reported results of operations and financial condition of certain accounting standards that have been recently issued.

OVERVIEW
Our Business
Our Company is a global leader in the design, marketing, and distribution of premium lifestyle products, including apparel, footwear, accessories, home furnishings, fragrances, and hospitality. Our long-standing reputation and distinctive image have been developed across a wide range of products, brands, sales channels, and international markets. Our brand names include Ralph Lauren, Ralph Lauren Collection, Ralph Lauren Purple Label, Polo Ralph Lauren, Double RL, Lauren Ralph Lauren, Polo Ralph Lauren Children, and Chaps, among others.
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
We organize our business into the following three reportable segments:
•North America — Our North America segment, representing approximately 45% of our Fiscal 2021 net revenues, primarily consists of sales of our Ralph Lauren branded products made through our retail and wholesale businesses in the U.S. and Canada. In North America, our retail business is primarily comprised of our Ralph Lauren stores, our factory stores, and our digital commerce site, www.RalphLauren.com. Our wholesale business in North America is comprised primarily of sales to department stores, and to a lesser extent, specialty stores.
•Europe — Our Europe segment, representing approximately 27% of our Fiscal 2021 net revenues, primarily consists of sales of our Ralph Lauren branded products made through our retail and wholesale businesses in Europe, the Middle East, and Latin America. In Europe, our retail business is primarily comprised of our Ralph Lauren stores, our factory stores, our concession-based shop-within-shops, and our various digital commerce sites. Our wholesale business in Europe is comprised of a varying mix of sales to both department stores and specialty stores, depending on the country, as well as to various third-party digital partners.
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
No operating segments were aggregated to form our reportable segments. In addition to these reportable segments, we also have other non-reportable segments, representing approximately 5% of our Fiscal 2021 net revenues, which primarily consist of (i) sales of Club Monaco branded products made through our retail and wholesale businesses in the U.S., Canada, and Europe, and our licensing alliances in Asia, and (ii) royalty revenues earned through our global licensing alliances, excluding Club Monaco. As discussed in Note 8 to our accompanying consolidated financial statements, we completed the sale of our Club Monaco business on June 26, 2021.
Approximately 52% of our Fiscal 2021 net revenues were earned outside of the U.S. See Note 17 to the accompanying consolidated financial statements for further discussion of our segment reporting structure.
Our business is typically affected by seasonal trends, with higher levels of retail sales in our second and third fiscal quarters and higher wholesale sales in our second and fourth fiscal quarters. These trends result primarily from the timing of key vacation travel, back-to-school, and holiday shopping periods impacting our retail business and timing of seasonal wholesale shipments. As a result of changes in our business, consumer spending patterns, and the macroeconomic environment, including those resulting from pandemic diseases and other catastrophic events, historical quarterly operating trends and working capital requirements may not be indicative of our future performance. In addition, fluctuations in sales, operating income (loss), and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, our operating results and cash flows for the three-month period ended June 26, 2021 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2022.
Recent Developments
COVID-19 Pandemic
Beginning in the fourth quarter of Fiscal 2020, a novel strain of coronavirus commonly referred to as COVID-19 emerged and spread rapidly across the globe, including throughout all major geographies in which we operate (North America, Europe, and Asia), resulting in adverse economic conditions and business disruptions, as well as significant volatility in global financial markets. Since then, governments worldwide have periodically imposed varying degrees of preventative and protective actions, such as temporary travel bans, forced business closures, and stay-at-home orders, all in an effort to reduce the spread of the virus. Such factors, among others, have resulted in a significant decline in retail traffic, tourism, and consumer spending on discretionary items. Additionally, companies across a wide array of industries have implemented various initiatives to reduce operating expenses and preserve cash balances during the pandemic, including work furloughs, reduced pay, and severance actions, which could lower consumers' disposable income levels or willingness to purchase discretionary items. Such government restrictions, company initiatives, and other macroeconomic impacts resulting from the pandemic could continue to adversely affect consumer behavior, spending levels, and/or shopping preferences, such as willingness to congregate in indoor shopping centers or other populated locations.
As a result of the COVID-19 pandemic, we have experienced varying degrees of business disruptions and periods of closure of our stores, distribution centers, and corporate facilities, as have our wholesale customers, licensing partners, suppliers, and vendors. During the first quarter of Fiscal 2021 at the peak of the pandemic, the majority of our stores in key markets were closed for an average of 8 to 10 weeks due to government-mandated lockdowns and other restrictions, resulting in significant adverse impacts to our operating results. Resurgences and outbreaks in certain parts of the world resulted in further business disruptions periodically throughout Fiscal 2021, most notably in Europe where a significant number of our stores were closed for approximately two to three months during the second half of Fiscal 2021, including during the holiday period, due to government-mandated lockdowns and other restrictions. Such disruptions continued into the first quarter of Fiscal 2022 in certain regions, although to a lesser extent than the comparable prior year fiscal period. Further, throughout the pandemic, the majority of our stores that were able to remain open have periodically been subject to limited operating hours and/or customer capacity levels in accordance with local health guidelines, with traffic remaining challenged. However, our digital commerce operations have grown significantly from pre-pandemic levels, due in part to our investments and enhanced capabilities, as well as changes in consumer shopping preferences. Our wholesale and licensing businesses have experienced similar impacts, particularly in North America and Europe.
Throughout the pandemic, our priority has been to ensure the safety and well-being of our employees, customers, and the communities in which we operate around the world. We continue to consider the guidance of local governments and global health organizations and have implemented new health and safety protocols in our stores, distribution centers, and corporate facilities. We also took various preemptive actions in the prior fiscal year to preserve cash and strengthen our liquidity position, as described in the Fiscal 2021 10-K.
Despite the introduction of COVID-19 vaccines and recent improvements in the global economy as a whole, the pandemic remains volatile and continues to evolve, including the emergence of variants of the virus, such as the Delta variant. Accordingly, we cannot predict for how long and to what extent the pandemic will impact our business operations or the overall global economy. We will continue to assess our operations location-by-location, considering the guidance of local governments and global health organizations. See Item 1A — "Risk Factors — Risks Related to Macroeconomic Conditions — Infectious disease outbreaks, such as the COVID-19 pandemic, could have a material adverse effect on our business" in the Fiscal 2021 10-K for additional discussion regarding risks to our business associated with the COVID-19 pandemic.

Fiscal 2021 Strategic Realignment Plan
We have undertaken efforts to realign our resources to support future growth and profitability, and to create a sustainable, enhanced cost structure. The key initiatives underlying these efforts involve evaluation of our: (i) team organizational structures and ways of working; (ii) real estate footprint and related costs across our corporate offices, distribution centers, and direct-to-consumer retail and wholesale doors; and (iii) brand portfolio.
In connection with the first initiative, on September 17, 2020, our Board of Directors approved a restructuring plan (the "Fiscal 2021 Strategic Realignment Plan") to reduce our global workforce. Additionally, during a preliminary review of our store portfolio during the second quarter of Fiscal 2021, we made the decision to close our Polo store on Regent Street in London.
Shortly thereafter, on October 29, 2020, we announced the planned transition of our Chaps brand to a fully licensed business model, consistent with our long-term brand elevation strategy and in connection with our third initiative (see "Transition of Chaps Brand to a Fully Licensed Business Model" further below for additional discussion).
Later, on February 3, 2021, our Board of Directors approved additional actions related to our real estate initiative. Specifically, we are in the process of further rightsizing and consolidating our global corporate offices to better align with our organizational profile and new ways of working. We also have closed, and expect to continue to close, certain of our stores to improve overall profitability. Additionally, we plan to complete the consolidation of our North America distribution centers in order to drive greater efficiencies, improve sustainability, and deliver a better consumer experience.
Finally, on June 26, 2021, in connection with our brand portfolio initiative, we sold our Club Monaco business to Regent, L.P. ("Regent"), a global private equity firm, with no resulting gain or loss on sale realized during the first quarter of Fiscal 2022. Regent acquired Club Monaco's assets and liabilities in exchange for potential future cash consideration payable by Regent, including earn-out payments based on Club Monaco meeting certain defined revenue thresholds over a five-year period. Accordingly, we may realize amounts in the future related to the receipt of such contingent consideration. Additionally, in connection with this divestiture, we will provide Regent with certain operational support for a transitional period of up to 12 months, varying by functional area.
In connection with these collective realignment initiatives, we expect to incur total estimated pre-tax charges of approximately $300 million to $350 million. Cumulative charges incurred since inception were $255.3 million, of which $18.5 million and $6.0 million were recorded during the three-month periods ended June 26, 2021 and June 27, 2020, respectively. Once substantially completed by the end of our Fiscal 2022, these actions are expected to result in gross annualized pre-tax expense savings of approximately $200 million to $240 million, a portion of which will be reinvested back into the business.
See Note 8 to our accompanying consolidated financial statements for additional discussion regarding charges recorded in connection with the Fiscal 2021 Strategic Restructuring Plan.
Transition of Chaps Brand to a Fully Licensed Business Model
On October 29, 2020, we announced the planned transition of our Chaps brand to a fully licensed business model, consistent with our long-term brand elevation strategy. Specifically, we have entered into a multi-year licensing partnership, which took effect on August 1, 2021 following a transition period, with an affiliate of 5 Star Apparel LLC, a division of the OVED Group, to manufacture, market, and distribute Chaps menswear and womenswear. The products will be sold at existing channels of distribution with opportunities for expansion into additional channels and markets globally.
This agreement is expected to create incremental value for the Company by enabling an even greater focus on elevating our core brands in the marketplace, reducing our direct exposure to the North America department store channel, and setting up Chaps to deliver on its potential with an experienced partner that is focused on nurturing the brand.
Global Economic Conditions and Industry Trends
The global economy and retail industry are impacted by many different factors. The COVID-19 pandemic has resulted in heightened uncertainty surrounding the future state of the global economy, as well as significant volatility in global financial markets. As discussed in "Recent Developments," governments worldwide have periodically imposed varying degrees of preventative and protective actions throughout the pandemic, such as temporary travel bans, forced business closures, and stay-at-home orders, all in an effort to reduce the spread of the virus. Such actions, together with changes in consumers' willingness to congregate in populated areas and lower levels of disposal income due to high unemployment rates, have resulted in significant business disruptions across a wide array of industries and an overall decline of the global economy since the outbreak of the pandemic. Despite the introduction of COVID-19 vaccines and recent improvements in the global economy as a whole, resurgences and outbreaks continue to occur in certain geographic locations, including those resulting from variants of the virus, such as the Delta variant. Accordingly, it is not clear at this time how much longer and to what extent the pandemic will last.
The global economy has also been impacted by the domestic and international political environment, including volatile international trade relations and civil and political unrest taking place in certain parts of the world. The U.S. in particular has experienced civil unrest centered around racial inequality and political allegiances. Additionally, the United Kingdom recently withdrew from the European Union, commonly referred to as "Brexit," whereby it ceased to be a member effective January 31, 2020. In December 2020, the United Kingdom and the European Union entered into an agreement that defines their future relationship, including terms of trade, that among its provisions will result in new tariffs on goods imported to the United Kingdom from the European Union that were manufactured elsewhere, as well as require additional administrative effort to import and export goods, adding friction and cost to transportation. Further, certain other worldwide events and factors, including diplomatic tensions between the U.S. and China, acts of terrorism, taxation or monetary policy changes, inflation, fluctuations in commodity prices, and rising healthcare costs, also increase volatility in the global economy.
The retail landscape in which we operate has been significantly disrupted by the COVID-19 pandemic, including periods of temporary closures of stores and distribution centers and declines in retail traffic, tourism, and consumer spending on discretionary items. Prior to the COVID-19 pandemic, consumers had been increasingly shifting their shopping preference from physical stores to online. This shift in preference has accelerated during the pandemic and could be further amplified in the future as consumers may continue to prefer to avoid populated locations, such as shopping centers, in fear of exposing themselves to infectious diseases. Even before the pandemic, many retailers, including certain of our large wholesale customers, have been highly promotional and have aggressively marked down their merchandise on a periodic basis in an attempt to offset declines in physical store traffic. The retail industry, particularly in the U.S., has also experienced numerous bankruptcies, restructurings, and ownership changes in recent years. Despite recent improvements in the global economy, supply chain-related risks continue to exist as manufacturers and transportation providers alike are finding it difficult to meet increased consumer demand. The continuation of these industry trends could have a material adverse effect on our business or operating results.
We have implemented various strategies globally to help address many of these current challenges and continue to build a foundation for long-term profitable growth centered around strengthening our consumer-facing areas of product, stores, and marketing across channels and driving a more efficient operating model. In response to the COVID-19 pandemic, during the prior fiscal year we took preemptive actions to preserve cash and strengthen our liquidity position, as described in our Fiscal 2021 10-K, which better enabled us to continue to execute upon our long-term growth strategy despite unfavorable economic conditions. Investing in our digital ecosystem remains a primary focus and is a key component of our integrated global omni-channel strategy and driving consumer engagement, particularly in light of the current COVID-19 pandemic, which has and could continue to reshape consumer shopping preferences. Additionally, we have accelerated our marketing investments, with a focus on supporting new customer acquisition, digitally-amplified brand campaigns, and resumption of in-store programs as markets continue to reopen worldwide. We also continue to take deliberate actions to ensure promotional consistency across channels and to enhance the overall brand and shopping experience, including better aligning shipments and inventory levels with underlying demand. We also remain committed to optimizing our wholesale distribution channel and enhancing our department store consumer experience. In connection with our long-term brand elevation strategy, we recently completed the sale of our Club Monaco business, and our Chaps business is scheduled to transition to a fully licensed business model during the second quarter of Fiscal 2022, thereby enabling our teams to focus our resources on our core brands. We are also closely monitoring the latest Brexit developments, including the December 2020 trade agreement, and are assessing risks and opportunities and developing strategies to mitigate our exposure.
We will continue to monitor these conditions and trends and will evaluate and adjust our operating strategies and foreign currency and cost management opportunities to help mitigate the related impacts on our results of operations, while remaining focused on the long-term growth of our business and protecting and elevating the value of our brand.
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A — "Risk Factors" in our Fiscal 2021 10-K.

Summary of Financial Performance
Operating Results
During the three months ended June 26, 2021, we reported net revenues of $1.376 billion, net income of $164.7 million, and net income per diluted share of $2.18, as compared to net revenues of $487.5 million, a net loss of $127.7 million, and net loss per diluted share of $1.75 during the three months ended June 27, 2020. The comparability of our operating results has been affected by net adverse impacts related to COVID-19 business disruptions, as well as restructuring-related charges, impairment of assets, and certain other benefits (charges), as discussed further below.
Our operating performance for the three month ended June 26, 2021 reflected revenue increases of 182.3% on a reported basis and 175.8% on a constant currency basis, as defined within "Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition" below. The increase in net revenues reflected growth across all regions largely driven by the absence of wide-spread store closures and other severe COVID-19-related business disruptions experienced during the prior fiscal year period, coupled with continued growth in our digital commerce operations and overall stronger consumer demand.
Our gross profit as a percentage of net revenues declined by 120 basis points to 70.3% during the three months ended June 26, 2021, primarily driven by the absence of unusual geographic and channel mix benefits experienced during the prior fiscal year period in connection with COVID-19-related business disruptions in North America and Europe.
Selling, general, and administrative ("SG&A") expenses as a percentage of net revenues during the three months ended June 26, 2021 declined by 5,130 basis points to 52.9%, primarily driven by operating leverage on higher net revenues, partially offset by higher expenses across various categories as we returned to more normalized operations in comparison to the prior fiscal year period.
Net income increased by $292.4 million to $164.7 million during the three months ended June 26, 2021 as compared to the three months ended June 27, 2020, primarily due to a $388.6 million increase in our operating income, partially offset by a $90.2 million increase in our income tax provision. Net income per diluted share increased by $3.93 to $2.18 per share during the three months ended June 26, 2021, primarily due to the higher level of net income.
Our operating results during the three months ended June 26, 2021 were negatively impacted by net restructuring-related charges and certain other charges totaling $10.4 million, which had an after-tax effect of reducing net income by $7.7 million, or $0.11 per diluted share. During the three months ended June 27, 2020, our operating results included a net favorable impact of $6.1 million related to certain net benefits partially offset by restructuring-related charges, which had an after-tax effect of increasing net income by $5.5 million, or $0.07 per diluted share.
Financial Condition and Liquidity
We ended the first quarter of Fiscal 2022 in a net cash and investments position (cash and cash equivalents plus investments, less total debt) of $1.331 billion, as compared to $1.144 billion as of the end of Fiscal 2021. The increase in our net cash and investments position at June 26, 2021 as compared to March 27, 2021 was primarily due to operating cash flows of $247.6 million, partially offset by our use of cash to support Class A common stock repurchases of $28.8 million, representing withholdings in satisfaction of tax obligations for stock-based compensation awards, and to invest in our business through $28.2 million in capital expenditures.
Net cash provided by operating activities was $247.6 million during the three months ended June 26, 2021, compared to net cash used in operating activities of $70.3 million during the three months ended June 27, 2020. The increase in cash provided by operating activities was due to an increase in net income before non-cash charges, partially offset by a net unfavorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period.
Our equity increased to $2.718 billion as of June 26, 2021 compared to $2.604 billion as of March 27, 2021, due to our comprehensive income partially offset by our dividends declared and the net impact of stock-based compensation arrangements during the three months ended June 26, 2021.

Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition
The comparability of our operating results for the three-month periods ended June 26, 2021 and June 27, 2020 has been affected by certain events, including:
•pretax charges incurred in connection with our restructuring activities, as well as certain other benefits (charges), including those related to COVID-19 business disruptions, as summarized below (references to "Notes" are to the notes to the accompanying consolidated financial statements):

	Three Months Ended
	June 26, 2021	June 27, 2020
	(millions)
Impairment of assets (see Note 7)	$(18.6)	$(2.1)
Restructuring and other charges (see Note 8)	(0.7)	(7.0)
Non-routine inventory benefits (charges)(a)	8.0	(1.3)
COVID-19-related bad debt expense reversals(b)	0.9	16.5
Total benefits (charges)	$(10.4)	$6.1

(a)Non-routine inventory benefits (charges) are recorded within cost of goods sold in the consolidated statements of operations. The benefit recorded during the three months ended June 26, 2021 related to reversals of amounts previously recorded in connection with COVID-19 business disruptions. The charge recorded during the three months ended June 27, 2020 related to our restructuring plans (see Note 8).
(b)COVID-19-related bad debt expense reversals are recorded within SG&A expenses in the consolidated statements of operations.
•other adverse impacts related to COVID-19 business disruptions during the three-month periods ended June 26, 2021 and June 27, 2020.
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

RESULTS OF OPERATIONS
Three Months Ended June 26, 2021 Compared to Three Months Ended June 27, 2020
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	June 26, 2021	June 27, 2020	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$1,376.3	$487.5	$888.8	182.3%
Cost of goods sold	(408.2)	(138.8)	(269.4)	194.2%
Gross profit	968.1	348.7	619.4	177.6%
Gross profit as % of net revenues	70.3%	71.5%		(120 bps)
Selling, general, and administrative expenses	(728.2)	(507.6)	(220.6)	43.4%
SG&A expenses as % of net revenues	52.9%	104.2%		(5,130 bps)
Impairment of assets	(18.6)	(2.1)	(16.5)	NM
Restructuring and other charges	(0.7)	(7.0)	6.3	(90.6%)
Operating income (loss)	220.6	(168.0)	388.6	NM
Operating income (loss) as % of net revenues	16.0%	(34.5%)		5,050 bps
Interest expense	(13.3)	(9.6)	(3.7)	39.2%
Interest income	1.8	2.9	(1.1)	(38.7%)
Other income, net	0.9	2.1	(1.2)	(55.6%)
Income (loss) before income taxes	210.0	(172.6)	382.6	NM
Income tax benefit (provision)	(45.3)	44.9	(90.2)	NM
Effective tax rate(a)	21.6%	26.0%		(440 bps)
Net income (loss)	$164.7	$(127.7)	$292.4	NM
Net income (loss) per common share:
Basic	$2.23	$(1.75)	$3.98	NM
Diluted	$2.18	$(1.75)	$3.93	NM

(a)Effective tax rate is calculated by dividing the income tax benefit (provision) by income (loss) before income taxes.
NM Not meaningful.
Net Revenues.    Net revenues increased by $888.8 million, or 182.3%, to $1.376 billion during the three months ended June 26, 2021 as compared to the three months ended June 27, 2020, including net favorable foreign currency effects of $31.8 million. On a constant currency basis, net revenues increased by $857.0 million, or 175.8%. The increase in net revenues reflected growth across all regions largely driven by the absence of wide-spread store closures and other severe COVID-19-related disruptions experienced during the prior fiscal year period, coupled with continued growth in our digital commerce operations and overall stronger consumer demand.
The following table summarizes the percentage change in our consolidated comparable store sales for the three months ended June 26, 2021 as compared to the prior fiscal year period:

% Change
Digital commerce comparable store sales	42%
Comparable store sales excluding digital commerce	136%
Total comparable store sales	108%

Our global average store count decreased by 22 stores and concession shops during the three months ended June 26, 2021 compared with the three months ended June 27, 2020, largely driven by the sale of our Club Monaco business on June 26, 2021, partially offset by new openings in Asia. The following table details our retail store presence by segment as of the periods presented:

	June 26, 2021	June 27, 2020
Freestanding Stores:
North America	233	230
Europe	94	95
Asia	155	136
Other non-reportable segments	—	72
Total freestanding stores	482	533

Concession Shops:
North America	1	2
Europe	29	29
Asia	617	619
Other non-reportable segments	—	4
Total concession shops	647	654
Total stores	1,129	1,187
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
Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the comparable prior fiscal year period, are provided below:

	Three Months Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	June 26, 2021	June 27, 2020	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$662.1	$165.1	$497.0	$1.3	$495.7	300.9%	300.1%
Europe	354.9	120.7	234.2	18.2	216.0	194.1%	179.0%
Asia	288.2	171.9	116.3	12.2	104.1	67.7%	60.6%
Other non-reportable segments	71.1	29.8	41.3	0.1	41.2	138.4%	138.2%
Total net revenues	$1,376.3	$487.5	$888.8	$31.8	$857.0	182.3%	175.8%
North America net revenues — Net revenues increased by $497.0 million, or 300.9%, during the three months ended June 26, 2021 as compared to the three months ended June 27, 2020, including net favorable foreign currency effects of $1.3 million. On a constant currency basis, net revenues increased by $495.7 million, or 300.1%.
The $497.0 million net increase in North America net revenues was driven by:
•a $269.6 million net increase related to our North America retail business, reflecting the absence of widespread COVID-19-related store closures and other business disruptions experienced during the prior fiscal year period and the continued growth in our digital commerce operations. On a constant currency basis, net revenues increased by $268.8 million driven by increases of $252.3 million in comparable store sales and $16.5 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our North America retail business:

% Change
Digital commerce comparable store sales	51%
Comparable store sales excluding digital commerce	278%
Total comparable store sales	176%
•a $227.4 million net increase related to our North America wholesale business largely driven by minimal shipments during the comparable prior fiscal year period due to significant COVID-19-related business disruptions and overall stronger consumer demand.
Europe net revenues — Net revenues increased by $234.2 million, or 194.1%, during the three months ended June 26, 2021 as compared to the three months ended June 27, 2020, including net favorable foreign currency effects of $18.2 million. On a constant currency basis, net revenues increased by $216.0 million, or 179.0%.
The $234.2 million net increase in Europe net revenues was driven by:
•a $142.6 million net increase related to our Europe wholesale business largely driven by minimal shipments during the comparable prior fiscal year period due to significant COVID-19-related business disruptions and overall stronger consumer demand, as well as net favorable foreign currency effects of $8.1 million; and
•a $91.6 million net increase related to our Europe retail business, reflecting the absence of widespread COVID-19-related store closures and other business disruptions experienced during the prior fiscal year period and the continued growth in our digital commerce operations, as well as net favorable foreign currency effects of $10.1 million. On a constant currency basis, net revenues increased by $81.5 million driven by increases of $77.2 million in comparable store sales and $4.3 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Europe retail business:

% Change
Digital commerce comparable store sales	23%
Comparable store sales excluding digital commerce	154%
Total comparable store sales	98%
Asia net revenues — Net revenues increased by $116.3 million, or 67.7%, during the three months ended June 26, 2021 as compared to the three months ended June 27, 2020, including net favorable foreign currency effects of $12.2 million. On a constant currency basis, net revenues increased by $104.1 million, or 60.6%.
The $116.3 million net increase in Asia net revenues was driven by:
•a $106.3 million net increase related to our Asia retail business, reflecting less severe COVID-19-related store closures and other business disruptions during the first quarter of Fiscal 2022 as compared to the prior fiscal year period and the continued growth in our digital commerce operations, as well as favorable foreign currency effects of $11.6 million. On a constant currency basis, net revenues increased by $94.7 million, reflecting increases of $66.8 million in comparable store sales and $27.9 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Asia retail business:

% Change
Digital commerce comparable store sales	42%
Comparable store sales excluding digital commerce	43%
Total comparable store sales	43%
•a $10.0 million net increase related to our Asia wholesale business, reflecting increases across all regions, most notably in Australia and Japan.
Gross Profit.    Gross profit increased by $619.4 million, or 177.6%, to $968.1 million for the three months ended June 26, 2021, including net favorable foreign currency effects of $30.0 million. Gross profit as a percentage of net revenues declined to 70.3% for the three months ended June 26, 2021 from 71.5% for the three months ended June 27, 2020. The 120 basis point decline was primarily driven by the absence of unusual geographic and channel mix benefits experienced during the prior fiscal year period in connection with COVID-19-related business disruptions in North America and Europe.

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
Selling, General, and Administrative Expenses.    SG&A expenses include costs relating to compensation and benefits, advertising and marketing, rent and occupancy, distribution, information technology, legal, depreciation and amortization, bad debt, and other selling and administrative costs. SG&A expenses increased by $220.6 million, or 43.4%, to $728.2 million for the three months ended June 26, 2021, including net unfavorable foreign currency effects of $17.7 million. The increase in SG&A expenses reflects a reduction in the magnitude of COVID-19 business disruptions and our related mitigating actions, which during the prior fiscal year period included (i) lower compensation-related expenses driven by employee furloughs, reduced pay for our executives, senior management team, and Board of Directors, as well as COVID-19-related government subsidies, and (ii) lower rent and occupancy costs largely driven by reduced percentage-of-sales-based rent due to widespread store closures and a reduction in traffic, as well as rent abatements negotiated with certain of our landlords. SG&A expenses as a percentage of net revenues declined to 52.9% for the three months ended June 26, 2021 from 104.2% for the three months ended June 27, 2020. The 5,130 basis point decline was primarily driven by operating leverage on higher net revenues, partially offset by higher expenses across various categories as we returned to more normalized operations in comparison to the prior fiscal year period.
The $220.6 million increase in SG&A expenses was driven by:

Three Months Ended June 26, 2021 Compared to Three Months Ended June 27, 2020
(millions)
SG&A expense category:
Compensation-related expenses	$93.3
Marketing and advertising expenses	38.7
Rent and occupancy costs	30.6
Selling-related expenses	20.0
Bad debt expense	15.5
Shipping and handling costs	14.3
Other	8.2
Total increase in SG&A expenses	$220.6
We have been carefully evaluating our organizational and operating cost structures to better support long-term growth, with a focus on our (i) team organizational structures and ways of working; (ii) real estate footprint and related costs across our corporate offices, distribution centers, and direct-to-consumer retail and wholesale doors; and (iii) brand portfolio. Additionally, we continue to closely manage our discretionary spending.
Impairment of Assets. During the three-month periods ended June 26, 2021 and June 27, 2020, we recorded non-cash impairment charges of $18.6 million and $2.1 million, respectively, to write-down certain long-lived assets. See Note 7 to the accompanying consolidated financial statements.
Restructuring and Other Charges. During the three-month periods ended June 26, 2021 and June 27, 2020, we recorded restructuring (benefits) charges of $(0.1) million and $2.6 million, respectively, primarily consisting of severance and benefits costs, as well as other charges of $0.8 million and $4.4 million, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired. See Note 8 to the accompanying consolidated financial statements.
Operating Income (Loss).    We reported operating income of $220.6 million for the three months ended June 26, 2021, as compared to an operating loss of $168.0 million for the three months ended June 27, 2020. The increase in operating income reflects the return to more normalized operations in comparison to the prior fiscal year period, as previously discussed, as well as net favorable foreign currency effects of $12.3 million. Our operating results during the three months ended June 26, 2021 included a net unfavorable impact of $10.4 million related to restructuring-related charges partially offset by certain net benefits. During the three months ended June 27, 2020, our operating results included a net favorable impact of $6.1 million related to certain net benefits partially offset by restructuring-related charges. Operating income as a percentage of net revenues was 16.0% for the three months ended June 26, 2021, reflecting a 5,050 basis point increase from the prior fiscal year period. The increase in operating income as a percentage of net revenues was primarily driven by the decrease in SG&A expenses as a percentage of net revenues, partially offset by the decrease in our gross margin and higher net restructuring-related charges and certain other charges recorded during the three months ended June 26, 2021 as compared to the prior fiscal year period, all as previously discussed.
Operating income (loss) and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the comparable prior fiscal year period, are provided below:

	Three Months Ended
	June 26, 2021		June 27, 2020
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$186.3	28.1%	$(24.8)	(15.0%)	$211.1	4,310 bps
Europe	94.5	26.6%	(16.9)	(14.0%)	111.4	4,060 bps
Asia	60.4	20.9%	10.1	5.9%	50.3	1,500 bps
Other non-reportable segments	35.4	49.8%	0.9	3.0%	34.5	4,680 bps
	376.6		(30.7)		407.3
Unallocated corporate expenses	(155.3)		(130.3)		(25.0)
Unallocated restructuring and other charges	(0.7)		(7.0)		6.3
Total operating income (loss)	$220.6	16.0%	$(168.0)	(34.5%)	$388.6	5,050 bps
North America operating margin improved by 4,310 basis points, primarily due to the favorable impacts of approximately 3,170 basis points and 1,950 basis points related to our retail and wholesale businesses, respectively, both largely driven by a decline in SG&A expenses as a percentage of net revenues driven by operating leverage on higher net revenues, as well as an increase in our gross margin. These improvements in operating margin were partially offset by the unfavorable impact of approximately 810 basis points attributable to lower net favorable COVID-19-related bad debt expense and non-routine inventory adjustments recorded during the three months ended June 26, 2021 as compared to the prior fiscal year period.
Europe operating margin improved by 4,060 basis points, primarily due to the favorable impacts of approximately 2,050 basis points and 1,660 basis points related to our retail and wholesale businesses, respectively, both largely driven by a decline in SG&A expenses as a percentage of net revenues driven by operating leverage on higher net revenues. The basis point improvement of our retail business also reflected an increase in our gross margin, while the improvement in our wholesale business reflected a decline in our gross margin. The overall improvement in operating margin also reflected approximately 370 basis points attributable to favorable channel mix and 40 basis points attributable to favorable foreign currency effects. These improvements in operating margin were partially offset by the unfavorable impact of approximately 60 basis points attributable to lower net favorable COVID-19-related bad debt expense adjustments recorded during the three months ended June 26, 2021 as compared to the prior fiscal year period.
Asia operating margin improved by 1,500 basis points, primarily due to the favorable impacts of approximately 1,060 basis points and 160 basis points related to our retail and wholesale businesses, respectively, both largely driven by a decline in SG&A expenses as a percentage of net revenues driven by operating leverage on higher net revenues, as well as an increase in our retail business' gross margin. The overall improvement in operating margin also reflected approximately 130 basis points attributable to favorable foreign currency effects, as well as approximately 110 basis points attributable to lower net non-routine inventory charges and impairment of assets recorded during the three months ended June 26, 2021 as compared to the prior fiscal year period. The remaining 40 basis point improvement was primarily driven by favorable channel mix.

Unallocated corporate expenses increased by $25.0 million to $155.3 million during the three months ended June 26, 2021. The increase in unallocated corporate expenses was due to higher compensation-related expenses of $32.1 million, higher impairment charges of $17.5 million, and higher marketing and advertising expenses of $4.6 million, partially offset by higher intercompany sourcing commission income of $21.2 million (which is offset at the segment level and eliminates in consolidation) and lower other expenses of $8.0 million.
Unallocated restructuring and other charges decreased by $6.3 million to $0.7 million during the three months ended June 26, 2021, as previously discussed above and in Note 8 to the accompanying consolidated financial statements.
Non-operating Income (Expense), Net. Non-operating income (expense), net is comprised of interest expense, interest income, and other income (expense), net, which includes foreign currency gains (losses), equity in income (losses) from our equity-method investees, and other non-operating expenses. During the three-month periods ended June 26, 2021 and June 27, 2020, we reported non-operating expense, net of $10.6 million and $4.6 million, respectively. The $6.0 million increase in non-operating expense, net was driven by:
•a $3.7 million increase in interest expense, primarily driven by the higher average level of outstanding debt during the three months ended June 26, 2021 as compared to the prior fiscal year period (see "Financial Condition and Liquidity — Cash Flows");
•a $1.2 million decline in other income, net, primarily driven by lower net foreign currency gains during the three months ended June 26, 2021 as compared to the prior fiscal year period; and
•a $1.1 million decline in interest income, primarily driven by lower interest rates in financial markets.
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
We reported an income tax provision of $45.3 million and an effective tax rate of 21.6% for the three months ended June 26, 2021, as compared to an income tax benefit of $44.9 million and an effective tax rate of 26.0% for the three months ended June 27, 2020. The $90.2 million increase in our income tax provision was driven by the increase in our pretax income, partially offset by the 440 basis point decline in our reported effective tax rate. The decline in our effective tax rate was primarily driven by the absence of a prior year income tax benefit recorded in connection with expected net operating loss carrybacks allowed under the CARES Act which negatively impacted our effective tax rate during the prior fiscal year period. The decline in our effective tax rate also reflected the favorable impact of an income tax benefit associated with adjustments to deferred tax liabilities, partially offset by additional income tax reserves recorded for certain income tax audits and other unfavorable adjustments primarily related to non-deductible expenses and changes in valuation allowances. See Note 9 to the accompanying consolidated financial statements.
Net Income (Loss).    We reported net income of $164.7 million for the three months ended June 26, 2021, as compared to a net loss of $127.7 million for the three months ended June 27, 2020. The $292.4 million increase in net income was primarily due to the increase in our operating income, partially offset by the increase in our income tax provision, both as previously discussed. Our operating results during the three months ended June 26, 2021 included net restructuring-related charges and certain other charges totaling $10.4 million, which had an after-tax effect of reducing net income by $7.7 million. During the three months ended June 27, 2020, our operating results included a net favorable impact of $6.1 million related to certain net benefits partially offset by restructuring-related charges, which had an after-tax effect of increasing net income by $5.5 million.
Net Income (Loss) per Diluted Share.    We reported net income per diluted share of $2.18 for the three months ended June 26, 2021, as compared to a net loss per diluted share of $1.75 for the three months ended June 27, 2020. The $3.93 per share increase was driven by the higher level of net income, as previously discussed. Net income per diluted share for the three months ended June 26, 2021 was negatively impacted by $0.11 per share related to net restructuring-related charges and certain other charges, as previously discussed. During the three months ended June 27, 2020, net loss per diluted share included a net favorable impact of $0.07 per share related to certain net benefits partially offset by restructuring-related charges, as previously discussed.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of June 26, 2021 and March 27, 2021:

	June 26, 2021	March 27, 2021	$ Change
	(millions)
Cash and cash equivalents	$2,596.4	$2,579.0	$17.4
Short-term investments	368.0	197.5	170.5
Current portion of long-term debt(a)	(498.7)	—	(498.7)
Long-term debt(a)	(1,135.0)	(1,632.9)	497.9
Net cash and investments(b)	$1,330.7	$1,143.6	$187.1
Equity	$2,717.7	$2,604.4	$113.3

(a)See Note 10 to the accompanying consolidated financial statements for discussion of the carrying values of our debt.
(b)"Net cash and investments" is defined as cash and cash equivalents, plus investments, less total debt.
The increase in our net cash and investments position at June 26, 2021 as compared to March 27, 2021 was primarily due to operating cash flows of $247.6 million, partially offset by our use of cash to support Class A common stock repurchases of $28.8 million, representing withholdings in satisfaction of tax obligations for stock-based compensation awards, and to invest in our business through $28.2 million in capital expenditures.
The increase in our equity was attributable to our comprehensive income, partially offset by our dividends declared and the net impact of stock-based compensation arrangements during the three months ended June 26, 2021.
Cash Flows
The following table details our cash flows for the three-month periods ended June 26, 2021 and June 27, 2020:

	Three Months Ended
	June 26, 2021	June 27, 2020	$ Change
	(millions)
Net cash provided by (used in) operating activities	$247.6	$(70.3)	$317.9
Net cash provided by (used in) investing activities	(199.4)	220.7	(420.1)
Net cash provided by (used in) financing activities	(34.3)	673.1	(707.4)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3.3	7.6	(4.3)
Net increase in cash, cash equivalents, and restricted cash	$17.2	$831.1	$(813.9)
Net Cash Provided by (Used in) Operating Activities.    Net cash provided by operating activities was $247.6 million during the three months ended June 26, 2021, as compared to net cash used in operating activities of $70.3 million during the three months ended June 27, 2020. The $317.9 million net increase in cash provided by operating activities was due to an increase in net income before non-cash charges, partially offset by a net unfavorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period.
The net unfavorable change related to our operating assets and liabilities, including our working capital, was primarily driven by:
•an unfavorable change related to our accounts receivable, largely driven by an increase in wholesale revenue during the first quarter of Fiscal 2022 as compared to the prior year period;
•a year-over-year increase in our inventory levels largely to support revenue growth; and

•an unfavorable change in our income tax receivables and payables, largely driven by the timing of cash receipts and payments, respectively.
These decreases related to our operating assets and liabilities were partially offset by:
•a favorable change in our accounts payable, largely driven by an increase in our expenses during the first quarter of Fiscal 2022 as compared to the prior year period.
Net Cash Provided by (Used in) Investing Activities.    Net cash used in investing activities was $199.4 million during the three months ended June 26, 2021, as compared to cash provided by investing activities of $220.7 million during the three months ended June 27, 2020. The $420.1 million net decrease in cash provided by investing activities was primarily driven by:
•a $408.9 million decrease in proceeds from sales and maturities of investments, less purchases of investments. During the three months ended June 26, 2021, we made net purchases of investments of $170.6 million, as compared to receiving net proceeds from sales and maturities of investments of $238.3 million during the three months ended June 27, 2020; and
•a $6.9 million increase in capital expenditures. During the three months ended June 26, 2021, we spent $28.2 million on capital expenditures, as compared to $21.3 million during the three months ended June 27, 2020. Our capital expenditures during the three months ended June 26, 2021 primarily related to international store openings and renovations, as well as enhancements to our information technology systems.
Over the course of Fiscal 2022, we continue to expect to spend approximately $250 million to $275 million on capital expenditures, in-line with our pre-pandemic levels, primarily related to store openings and renovations, as well as further investment in our digital infrastructure.
Net Cash Provided by (Used in) Financing Activities.    Net cash used in financing activities was $34.3 million during the three months ended June 26, 2021, as compared to net cash provided by financing activities of $673.1 million during the three months ended June 27, 2020. The $707.4 million net decrease in cash provided by financing activities was primarily driven by:
•a $766.9 million decrease in cash proceeds from the issuance of debt, less debt repayments. During the three months ended June 26, 2021, we did not issue or repay any debt. On a comparative basis, during the three months ended June 27, 2020, we received $1.242 billion in proceeds from the issuance of our 1.700% unsecured notes and 2.950% unsecured senior notes, a portion of which was used to repay $475.0 million of borrowings previously outstanding under our credit facilities.
This decrease in cash provided by financing activities was partially offset by:
•a $49.8 million decrease in payments of dividends due to the temporary suspension of our quarterly cash dividend program as a preemptive action to preserve cash and strengthen our liquidity position, as discussed in "Dividends" below.
Sources of Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, our available cash and cash equivalents and short-term investments, availability under our credit and overdraft facilities and commercial paper program, and other available financing options.
During the three months ended June 26, 2021, we generated $247.6 million of net cash flows from our operations. As of June 26, 2021, we had $2.964 billion in cash, cash equivalents, and short-term investments, of which $1.090 billion were held by our subsidiaries domiciled outside the U.S. We are not dependent on foreign cash to fund our domestic operations. Undistributed foreign earnings that were subject to the Tax Cuts and Jobs Act's one-time mandatory transition tax as of December 31, 2017 are not considered to be permanently reinvested and may be repatriated to the U.S. in the future with minimal or no additional U.S. taxation. We intend to permanently reinvest undistributed foreign earnings generated after December 31, 2017 that were not subject to the one-time mandatory transition tax. However, if our plans change and we choose to repatriate post-2017 earnings to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.

The following table presents the total availability, borrowings outstanding, and remaining availability under our credit and overdraft facilities and Commercial Paper Program as of June 26, 2021:

	June 26, 2021
Description(a)	Total Availability	Borrowings Outstanding		Remaining Availability
	(millions)
Global Credit Facility and Commercial Paper Program(b)	$500	$9	(c)	$491
Pan-Asia Credit Facilities	34	—		34
Japan Overdraft Facility	45	—		45

(a)As defined in Note 10 to the accompanying consolidated financial statements.
(b)Borrowings under the Commercial Paper Program are supported by the Global Credit Facility. Accordingly, we do not expect combined borrowings outstanding under the Commercial Paper Program and the Global Credit Facility to exceed $500 million.
(c)Represents outstanding letters of credit for which we were contingently liable under the Global Credit Facility as of June 26, 2021.
We believe that the Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of June 26, 2021, there were eight financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 20%. In accordance with the terms of the agreement, we have the ability to expand our borrowing availability under the Global Credit Facility to $1 billion through the full term of the facility, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments.
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
See Note 10 to the accompanying consolidated financial statements and Note 11 of the Fiscal 2021 10-K for additional information relating to our credit facilities.
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
The Global Credit Facility contains a number of covenants, as described in Note 10 to the accompanying consolidated financial statements. As of June 26, 2021, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility. The Pan-Asia Borrowing Facilities do not contain any financial covenants.
See Note 10 to the accompanying consolidated financial statements and Note 11 of the Fiscal 2021 10-K for additional information relating to our debt and covenant compliance.
Common Stock Repurchase Program
On May 13, 2019, our Board of Directors approved an expansion of our existing common stock repurchase program that allowed us to repurchase up to an additional $600 million of Class A common stock. As of June 26, 2021, the remaining availability under our Class A common stock repurchase program was approximately $580 million. Repurchases of shares of Class A common stock are subject to certain restrictions under our Global Credit Facility and more generally overall business and market conditions. Accordingly, in response to business disruptions related to the COVID-19 pandemic, effective beginning in the first quarter of Fiscal 2021 we temporarily suspended our common stock repurchase program as a preemptive action to preserve cash and strengthen our liquidity position.
See Note 14 to the accompanying consolidated financial statements for additional information relating to our Class A common stock repurchase program.
Dividends
Except as discussed below, we have maintained a regular quarterly cash dividend program on our common stock since 2003.
In response to business disruptions related to the COVID-19 pandemic, effective beginning in the first quarter of Fiscal 2021 we temporarily suspended our quarterly cash dividend program as a preemptive action to preserve cash and strengthen our liquidity position. On May 19, 2021, our Board of Directors approved the reinstatement of our quarterly cash dividend program at the pre-pandemic amount of $0.6875 per share. The first quarterly dividend declared since such reinstatement was payable to shareholders of record at the close of business on June 25, 2021 and was paid on July 9, 2021.
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
Contractual and Other Obligations
There have been no material changes to our contractual and other obligations as disclosed in our Fiscal 2021 10-K, other than those which occur in the ordinary course of business. Refer to the "Financial Condition and Liquidity — Contractual and Other Obligations" section of the MD&A in our Fiscal 2021 10-K for detailed disclosure of our contractual and other obligations as of March 27, 2021.

MARKET RISK MANAGEMENT
As discussed in Note 13 of the Fiscal 2021 10-K and Note 12 to the accompanying consolidated financial statements, we are exposed to a variety of levels and types of risks, including the impact of changes in currency exchange rates on foreign currency-denominated balances, certain anticipated cash flows of our international operations, and the value of reported net assets of our foreign operations, as well as changes in the fair value of our fixed-rate debt obligations relating to fluctuations in benchmark interest rates. Accordingly, in the normal course of business we assess such risks and, in accordance with our established policies and procedures, may use derivative financial instruments to manage and mitigate them. We do not use derivatives for speculative or trading purposes.
Given our use of derivative instruments, we are exposed to the risk that the counterparties to such contracts will fail to meet their contractual obligations. To mitigate such counterparty credit risk, it is our policy to only enter into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. Our established policies and procedures for mitigating credit risk include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties, when possible, to further mitigate credit risk. As a result of the above considerations, we do not believe that we are exposed to undue concentration of counterparty risk with respect to our derivative contracts as of June 26, 2021. However, we do have in aggregate $11.9 million of derivative instruments in net asset positions held across six creditworthy financial institutions.
Foreign Currency Risk Management
We manage our exposure to changes in foreign currency exchange rates using forward foreign currency exchange and cross-currency swap contracts. Refer to Note 12 to the accompanying consolidated financial statements for a summary of the notional amounts and fair values of our outstanding forward foreign currency exchange and cross-currency swap contracts, as well as the impact on earnings and other comprehensive income of such instruments as of June 26, 2021.
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
Cross-Currency Swap Contracts
We periodically designate pay-fixed rate, receive fixed-rate cross-currency swap contracts as hedges of our net investment in certain European subsidiaries.
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
See Note 3 to the accompanying consolidated financial statements for further discussion of our foreign currency exposures and the types of derivative instruments used to hedge those exposures.

Investment Risk Management
As of June 26, 2021, we had cash and cash equivalents on-hand of $2.596 billion, consisting of deposits in interest bearing accounts, investments in money market deposit accounts, and investments in time deposits with original maturities of 90 days or less. Our other significant investments included $368.0 million of short-term investments, consisting of investments in time deposits with original maturities greater than 90 days; and $8.8 million of restricted cash held in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters and real estate leases.
We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed in Note 3 to the accompanying consolidated financial statements. Our investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in our investment policy. See Note 12 to the accompanying consolidated financial statements for further detail of the composition of our investment portfolio as of June 26, 2021.
CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are described in Note 3 of the Fiscal 2021 10-K. Our estimates are often based on complex judgments, assessments of probability, and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same set of facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, refer to the "Critical Accounting Policies" section of the MD&A in our Fiscal 2021 10-K.
There have been no significant changes in the application of our critical accounting policies since March 27, 2021.
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
We carried out an evaluation based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our principal executive and principal financial officers have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of June 26, 2021. There has been no change in the Company's internal control over financial reporting during the fiscal quarter ended June 26, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Although there have been no material changes in the Company's internal control over financial reporting, we continue to experience varying degrees of business disruptions related to the COVID-19 pandemic, including periods of closure of our stores, distribution centers, and corporate facilities, as described within "Recent Developments," with a significant portion of our corporate employees continuing to work remotely. Additionally, in connection with our Fiscal 2021 Strategic Realignment Plan, as described within "Recent Developments," we made a significant reduction to our global workforce during the second half of Fiscal 2021. Despite such cumulative actions, we have not experienced any material changes to our internal controls over financial reporting. We will continue to evaluate and monitor the impact of the COVID-19 pandemic and our restructuring activities on our internal controls. See Item 1A — "Risk Factors" in the Fiscal 2021 10-K for additional discussion regarding risks to our business associated with the COVID-19 pandemic and our restructuring plans.
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
Reference is made to the information disclosed under Item 3 — "Legal Proceedings" in the Fiscal 2021 10-K.
Item 1A.    Risk Factors.
Reference is made to the information disclosed under Part I, Item 1A — "Risk Factors" in the Fiscal 2021 10-K, which contains a detailed discussion of certain risk factors that could materially adversely affect the Company's business, operating results, and/or financial condition. There are no material changes to the risk factors previously disclosed, nor has the Company identified any previously undisclosed risks that could materially adversely affect the Company's business, operating results, and/or financial condition.
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
No shares of the Company's Class B common stock were converted into Class A common stock during the three months ended June 26, 2021.
(b)     Not Applicable
(c)Stock Repurchases
The following table sets forth the repurchases of shares of the Company's Class A common stock during the three months ended June 26, 2021:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(b)
				(millions)
March 28, 2021 to April 24, 2021	2,947	$122.61	—	$580
April 25, 2021 to May 22, 2021	118,807	134.28	—	580
May 23, 2021 to June 26, 2021	105,646	120.49	—	580
	227,400		—

(a)Represents shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.
(b)Repurchases of shares of Class A common stock are subject to certain restrictions under the Company's Global Credit Facility and, more generally, overall business and market conditions. Accordingly, in response to business disruptions related to the COVID-19 pandemic, we have temporarily suspended our common stock repurchase program as a preemptive action to preserve cash and strengthen our liquidity position.

Item 6.    Exhibits.

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1/A (File No. 333-24733) filed June 10, 1997)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Form 8-K filed August 16, 2011)
3.3	Fourth Amended and Restated By-Laws of the Company (filed as Exhibit 3.3 to the Form 10-Q filed August 10, 2017)
10.1*	Amendment No. 2 to the Amended and Restated Employment Agreement, dated June 16, 2021, between the Company and Ralph Lauren†
10.2*	Amendment No. 3 to the Employment Agreement, dated July 28, 2021, between the Company and Patrice Louvet†
31.1*	Certification of Principal Executive Officer pursuant to 17 CFR 240.13a-14(a)
31.2*	Certification of Principal Financial Officer pursuant to 17 CFR 240.13a-14(a)
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

Date: August 3, 2021

