Form 10-Q
period 2021-09-25
RALPH LAUREN CORP
filed 2021-11-03
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At October 29, 2021, 48,735,761 shares of the registrant's Class A common stock, $.01 par value, and 24,881,276 shares of the registrant's Class B common stock, $.01 par value, were outstanding.

RALPH LAUREN CORPORATION

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 25, 2021	March 27, 2021
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,387.9	$2,579.0
Short-term investments	673.1	197.5
Accounts receivable, net of allowances of $222.7 million and $213.8 million	419.3	451.5
Inventories	928.2	759.0
Income tax receivable	42.1	54.4
Prepaid expenses and other current assets	182.1	166.6
Total current assets	4,632.7	4,208.0
Property and equipment, net	971.0	1,014.0
Operating lease right-of-use assets	1,149.3	1,239.5
Deferred tax assets	289.9	283.9
Goodwill	933.1	934.6
Intangible assets, net	112.2	121.1
Other non-current assets	88.5	86.4
Total assets	$8,176.7	$7,887.5
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$499.1	$—
Accounts payable	451.4	355.9
Current income tax payable	71.4	50.6
Current operating lease liabilities	276.2	302.9
Accrued expenses and other current liabilities	962.5	875.4
Total current liabilities	2,260.6	1,584.8
Long-term debt	1,135.5	1,632.9
Long-term operating lease liabilities	1,198.3	1,294.5
Non-current income tax payable	104.8	118.7
Non-current liability for unrecognized tax benefits	84.2	91.4
Other non-current liabilities	530.5	560.8
Commitments and contingencies (Note 13)
Total liabilities	5,313.9	5,283.1
Equity:
Class A common stock, par value $.01 per share; 106.9 million and 106.1 million shares issued; 48.8 million and 48.3 million shares outstanding	1.0	1.0
Class B common stock, par value $.01 per share; 24.9 million shares issued and outstanding	0.3	0.3
Additional paid-in-capital	2,707.7	2,667.1
Retained earnings	6,129.8	5,872.9
Treasury stock, Class A, at cost; 58.1 million and 57.8 million shares	(5,856.0)	(5,816.1)
Accumulated other comprehensive loss	(120.0)	(120.8)
Total equity	2,862.8	2,604.4
Total liabilities and equity	$8,176.7	$7,887.5
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(millions, except per share data)
Net revenues	$1,504.1	$1,193.5	$2,880.4	$1,681.0
Cost of goods sold	(488.9)	(394.1)	(897.1)	(532.9)
Gross profit	1,015.2	799.4	1,983.3	1,148.1
Selling, general, and administrative expenses	(754.9)	(628.2)	(1,483.1)	(1,135.8)
Impairment of assets	(0.7)	(31.0)	(19.3)	(33.1)
Restructuring and other charges	(7.7)	(160.5)	(8.4)	(167.5)
Total other operating expenses, net	(763.3)	(819.7)	(1,510.8)	(1,336.4)
Operating income (loss)	251.9	(20.3)	472.5	(188.3)
Interest expense	(13.6)	(12.8)	(26.9)	(22.4)
Interest income	1.2	2.2	3.0	5.1
Other income (expense), net	(1.4)	1.8	(0.5)	3.9
Income (loss) before income taxes	238.1	(29.1)	448.1	(201.7)
Income tax benefit (provision)	(44.8)	(10.0)	(90.1)	34.9
Net income (loss)	$193.3	$(39.1)	$358.0	$(166.8)
Net income (loss) per common share:
Basic	$2.61	$(0.53)	$4.84	$(2.27)
Diluted	$2.57	$(0.53)	$4.75	$(2.27)
Weighted average common shares outstanding:
Basic	74.0	73.5	73.9	73.3
Diluted	75.3	73.5	75.3	73.3
Dividends declared per share	$0.6875	$—	$1.375	$—
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(millions)
Net income (loss)	$193.3	$(39.1)	$358.0	$(166.8)
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	(9.8)	17.3	0.8	30.3
Net gains (losses) on cash flow hedges	1.1	(7.3)	0.1	(11.3)
Net losses on defined benefit plans	—	(0.2)	(0.1)	(0.3)
Other comprehensive income (loss), net of tax	(8.7)	9.8	0.8	18.7
Total comprehensive income (loss)	$184.6	$(29.3)	$358.8	$(148.1)
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 25, 2021	September 26, 2020
	(millions)
Cash flows from operating activities:
Net income (loss)	$358.0	$(166.8)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	113.1	125.2
Deferred income tax benefit	(0.1)	(86.9)
Non-cash stock-based compensation expense	40.6	34.6
Non-cash impairment of assets	19.3	33.1
Bad debt expense reversals	(0.9)	(25.4)
Other non-cash charges (benefits)	1.8	(2.1)
Changes in operating assets and liabilities:
Accounts receivable	26.6	(49.7)
Inventories	(199.0)	(129.3)
Prepaid expenses and other current assets	(17.7)	11.1
Accounts payable and accrued liabilities	145.7	219.6
Income tax receivables and payables	6.2	12.8
Other balance sheet changes	(29.4)	11.1
Net cash provided by (used in) operating activities	464.2	(12.7)
Cash flows from investing activities:
Capital expenditures	(63.4)	(53.9)
Purchases of investments	(756.4)	(407.0)
Proceeds from sales and maturities of investments	279.5	471.5
Settlement of net investment hedges	—	3.7
Other investing activities	(2.1)	(0.5)
Net cash provided by (used in) investing activities	(542.4)	13.8
Cash flows from financing activities:
Repayments of credit facility borrowings	—	(475.0)
Proceeds from the issuance of long-term debt	—	1,241.9
Repayments of long-term debt	—	(300.0)
Payments of finance lease obligations	(11.7)	(5.7)
Payments of dividends	(50.5)	(49.8)
Repurchases of common stock, including shares surrendered for tax withholdings	(39.9)	(35.5)
Other financing activities	—	(8.6)
Net cash provided by (used in) financing activities	(102.1)	367.3
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(11.0)	23.6
Net increase (decrease) in cash, cash equivalents, and restricted cash	(191.3)	392.0
Cash, cash equivalents, and restricted cash at beginning of period	2,588.0	1,629.8
Cash, cash equivalents, and restricted cash at end of period	$2,396.7	$2,021.8
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended September 25, 2021
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at June 26, 2021	131.6	$1.3	$2,685.5	$5,987.1	58.0	$(5,844.9)	$(111.3)	$2,717.7
Comprehensive income:
Net income				193.3
Other comprehensive loss							(8.7)
Total comprehensive income								184.6
Dividends declared				(50.6)				(50.6)
Repurchases of common stock					0.1	(11.1)		(11.1)
Stock-based compensation			22.2					22.2
Shares issued pursuant to stock-based compensation plans	0.2	—	—					—
Balance at September 25, 2021	131.8	$1.3	$2,707.7	$6,129.8	58.1	$(5,856.0)	$(120.0)	$2,862.8

	Three Months Ended September 26, 2020
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at June 27, 2020	130.9	$1.3	$2,609.5	$5,866.3	57.8	$(5,812.3)	$(109.3)	$2,555.5
Comprehensive loss:
Net loss				(39.1)
Other comprehensive income							9.8
Total comprehensive loss								(29.3)
Dividends declared				—				—
Repurchases of common stock					—	(1.6)		(1.6)
Stock-based compensation			19.5					19.5
Balance at September 26, 2020	130.9	$1.3	$2,629.0	$5,827.2	57.8	$(5,813.9)	$(99.5)	$2,544.1

(a)Includes Class A and Class B common stock.
(b)Accumulated other comprehensive income (loss).

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)

	Six Months Ended September 25, 2021
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at March 27, 2021	131.0	$1.3	$2,667.1	$5,872.9	57.8	$(5,816.1)	$(120.8)	$2,604.4
Comprehensive income:
Net income				358.0
Other comprehensive income							0.8
Total comprehensive income								358.8
Dividends declared				(101.1)				(101.1)
Repurchases of common stock					0.3	(39.9)		(39.9)
Stock-based compensation			40.6					40.6
Shares issued pursuant to stock-based compensation plans	0.8	—	—					—
Balance at September 25, 2021	131.8	$1.3	$2,707.7	$6,129.8	58.1	$(5,856.0)	$(120.0)	$2,862.8

	Six Months Ended September 26, 2020
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at March 28, 2020	129.8	$1.3	$2,594.4	$5,994.0	57.3	$(5,778.4)	$(118.2)	$2,693.1
Comprehensive loss:
Net loss				(166.8)
Other comprehensive income							18.7
Total comprehensive loss								(148.1)
Dividends declared				—				—
Repurchases of common stock					0.5	(35.5)		(35.5)
Stock-based compensation			34.6					34.6
Shares issued pursuant to stock-based compensation plans	1.1	—	—					—
Balance at September 26, 2020	130.9	$1.3	$2,629.0	$5,827.2	57.8	$(5,813.9)	$(99.5)	$2,544.1

(a)Includes Class A and Class B common stock.
(b)Accumulated other comprehensive income (loss).
See accompanying notes.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data and where otherwise indicated)
(Unaudited)

1.    Description of Business
Ralph Lauren Corporation ("RLC") is a global leader in the design, marketing, and distribution of premium lifestyle products, including apparel, footwear, accessories, home furnishings, fragrances, and hospitality. RLC's long-standing reputation and distinctive image have been developed across a wide range of products, brands, distribution channels, and international markets. RLC's brand names include Ralph Lauren, Ralph Lauren Collection, Ralph Lauren Purple Label, Polo Ralph Lauren, Double RL, Lauren Ralph Lauren, Polo Ralph Lauren Children, and Chaps, among others. RLC and its subsidiaries are collectively referred to herein as the "Company," "we," "us," "our," and "ourselves," unless the context indicates otherwise.
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
Additionally, as discussed in Note 8, the Company completed the sale of its Club Monaco business at the end of its first quarter of Fiscal 2022 (as defined below) on June 26, 2021. As a result, assets and liabilities related to the Club Monaco business were deconsolidated from the Company's consolidated statement of financial position effective June 26, 2021, with Club Monaco's operating results included in the Company's consolidated statements of income (loss), comprehensive income (loss), and cash flows through the end of the first quarter of Fiscal 2022. Prior year financial statements were not affected.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday immediately before or after March 31. As such, fiscal year 2022 will end on April 2, 2022 and will be a 53-week period ("Fiscal 2022"). Fiscal year 2021 ended on March 27, 2021 and was a 52-week period ("Fiscal 2021"). The second quarter of Fiscal 2022 ended on September 25, 2021 and was a 13-week period. The second quarter of Fiscal 2021 ended on September 26, 2020 and was also a 13-week period.
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
Seasonality of Business
The Company's business is typically affected by seasonal trends, with higher levels of retail sales in its second and third fiscal quarters and higher wholesale sales in its second and fourth fiscal quarters. These trends result primarily from the timing of key vacation travel, back-to-school, and holiday shopping periods impacting its retail business and the timing of seasonal wholesale shipments. As a result of changes in its business, consumer spending patterns, and the macroeconomic environment, including those resulting from pandemic diseases and other catastrophic events, historical quarterly operating trends and working capital requirements may not be indicative of the Company's future performance. In addition, fluctuations in sales, operating income (loss), and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, the Company's operating results and cash flows for the three-month and six-month periods ended September 25, 2021 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2022.
COVID-19 Pandemic
Beginning in the fourth quarter of the Company's fiscal year ended March 28, 2020 ("Fiscal 2020"), a novel strain of coronavirus commonly referred to as COVID-19 emerged and spread rapidly across the globe, including throughout all major geographies in which the Company operates, resulting in adverse economic conditions and business disruptions, as well as significant volatility in global financial markets. Since then, governments worldwide have periodically imposed varying degrees of preventative and protective actions, such as temporary travel bans, forced business closures, and stay-at-home orders, all in an effort to reduce the spread of the virus. Such factors, among others, have resulted in a significant decline in retail traffic, tourism, and consumer spending on discretionary items. Additionally, companies across a wide array of industries have implemented various initiatives to reduce operating expenses and preserve cash balances during the pandemic, including work furloughs, reduced pay, and severance actions, which could lower consumers' disposable income levels or willingness to purchase discretionary items. Such government restrictions, company initiatives, and other macroeconomic impacts resulting from the pandemic could continue to adversely affect consumer behavior, spending levels, and/or shopping preferences, such as willingness to congregate in indoor shopping centers or other populated locations.
As a result of the COVID-19 pandemic, the Company has experienced varying degrees of business disruptions and periods of closure of its stores, distribution centers, and corporate facilities, as have the Company's wholesale customers, licensing partners, suppliers, and vendors. During the first quarter of Fiscal 2021 at the peak of the pandemic, the majority of the Company's stores in key markets were closed for an average of 8 to 10 weeks due to government-mandated lockdowns and

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
other restrictions, resulting in significant adverse impacts to its operating results. Resurgences and outbreaks in certain parts of the world resulted in further business disruptions periodically throughout Fiscal 2021, most notably in Europe where a significant number of the Company's stores were closed for approximately two to three months during the second half of Fiscal 2021, including during the holiday period, due to government-mandated lockdowns and other restrictions. Such disruptions continued into the first half of Fiscal 2022 in certain regions, although to a lesser extent than the comparable prior year fiscal period. Further, throughout the course of the pandemic, the majority of the Company's stores that were able to remain open have periodically been subject to limited operating hours and/or customer capacity levels in accordance with local health guidelines, with traffic remaining challenged. However, the Company's digital commerce operations have grown significantly from pre-pandemic levels, due in part to our investments and enhanced capabilities, as well as changes in consumer shopping preferences. The Company's wholesale and licensing businesses have experienced similar impacts, particularly in North America and Europe.
Throughout the course of the pandemic, the Company's priority has been to ensure the safety and well-being of its employees, customers, and the communities in which it operates around the world. The Company continues to consider the guidance of local governments and global health organizations and has implemented new health and safety protocols in its stores, distribution centers, and corporate facilities. The Company also took various preemptive actions in the prior fiscal year to preserve cash and strengthen its liquidity position, as described in the Fiscal 2021 10-K.
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
Revenue from the Company's licensing arrangements is recognized over time during the period that licensees are provided access to the Company's trademarks (i.e., symbolic intellectual property) and benefit from such access through their own sales of licensed products. These arrangements require licensees to pay a sales-based royalty, which for most arrangements, may be subject to a contractually-guaranteed minimum royalty amount. Payments are generally due quarterly and, depending on time of receipt, may be recorded as a liability until recognized as revenue. The Company recognizes revenue for sales-based royalty arrangements (including those for which the royalty exceeds any contractually-guaranteed minimum royalty amount) as licensed products are sold by the licensee. If a sales-based royalty is not ultimately expected to exceed a contractually-guaranteed minimum royalty amount, the minimum is generally recognized as revenue ratably over the respective contractual period. This sales-based output measure of progress and pattern of recognition best represents the value transferred to the licensee over the term of the arrangement, as well as the amount of consideration that the Company is entitled to receive in exchange for providing access to its trademarks. As of September 25, 2021, contractually-guaranteed minimum royalty amounts expected to be recognized as revenue during future periods were as follows:

Contractually-Guaranteed Minimum Royalties(a)
(millions)
Remainder of Fiscal 2022	$44.5
Fiscal 2023	91.8
Fiscal 2024	62.2
Fiscal 2025	28.2
Fiscal 2026	16.4
Fiscal 2027 and thereafter	26.7
Total	$269.8

(a)Amounts presented do not contemplate potential contract renewals or royalties earned in excess of the contractually-guaranteed minimums.
Disaggregated Net Revenues
The following tables disaggregate the Company's net revenues into categories that depict how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors for the fiscal periods presented:

	Three Months Ended
	September 25, 2021					September 26, 2020
	North America	Europe	Asia	Other	Total	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$421.9	$229.5	$248.4	$0.4	$900.2	$314.7	$174.2	$219.3	$21.1	$729.3
Wholesale	281.2	266.0	21.5	0.3	569.0	228.2	185.3	17.3	2.3	433.1
Licensing	—	—	—	34.9	34.9	—	—	—	31.1	31.1
Total	$703.1	$495.5	$269.9	$35.6	$1,504.1	$542.9	$359.5	$236.6	$54.5	$1,193.5

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended
	September 25, 2021					September 26, 2020
	North America	Europe	Asia	Other	Total	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$834.1	$400.3	$521.2	$27.2	$1,782.8	$457.3	$253.4	$385.8	$27.6	$1,124.1
Wholesale	531.1	450.1	36.9	5.3	1,023.4	250.7	226.8	22.7	2.8	503.0
Licensing	—	—	—	74.2	74.2	—	—	—	53.9	53.9
Total	$1,365.2	$850.4	$558.1	$106.7	$2,880.4	$708.0	$480.2	$408.5	$84.3	$1,681.0

(a)Net revenues from the Company's retail and wholesale businesses are recognized at a point in time. Net revenues from the Company's licensing business are recognized over time.
Deferred Income
Deferred income represents cash payments received in advance of the Company's transfer of control of products or services to its customers and generally consists of unredeemed gift cards (net of breakage) and advance royalty payments from licensees. The Company's deferred income balances were $10.6 million and $12.1 million as of September 25, 2021 and March 27, 2021, respectively, and were primarily recorded within accrued expenses and other current liabilities within the consolidated balance sheets. The majority of the deferred income balance as of September 25, 2021 is expected to be recognized as revenue within the next twelve months.
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
A summary of shipping and handling costs for the fiscal periods presented is as follows:

	Three Months Ended		Six Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(millions)
Shipping costs	$14.0	$12.2	$28.8	$20.6
Handling costs	35.8	33.3	70.2	59.8
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The weighted-average number of common shares outstanding used to calculate basic net income (loss) per common share is reconciled to shares used to calculate diluted net income (loss) per common share as follows:

	Three Months Ended			Six Months Ended
	September 25, 2021	September 26, 2020		September 25, 2021	September 26, 2020
	(millions)
Basic shares	74.0	73.5		73.9	73.3
Dilutive effect of RSUs and stock options	1.3	—	(a)	1.4	—	(a)
Diluted shares	75.3	73.5		75.3	73.3

(a)Incremental shares of 0.9 million and 1.2 million attributable to outstanding RSUs were excluded from the computation of diluted shares for the three-month and six-month periods ended September 26, 2020, respectively, as such shares would not be dilutive given the net losses incurred during such fiscal year periods.
All earnings per share amounts have been calculated using unrounded numbers. The Company has outstanding performance-based RSUs, which are included in the computation of diluted shares only to the extent that the underlying performance conditions (i) have been satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. In addition, options to purchase shares of the Company's Class A common stock at an exercise price greater than the average market price of such common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income (loss) per common share. As of September 25, 2021 and September 26, 2020, there were 0.4 million and 0.6 million, respectively, of additional shares issuable contingent upon vesting of performance-based RSUs and upon exercise of anti-dilutive stock options, that were excluded from the diluted shares calculations.
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
A rollforward of the activity in the Company's reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented as follows:

	Three Months Ended		Six Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(millions)
Beginning reserve balance	$178.9	$184.0	$173.7	$204.7
Amount charged against revenue to increase reserve	101.6	72.6	188.7	83.9
Amount credited against customer accounts to decrease reserve	(94.0)	(88.2)	(177.2)	(122.1)
Foreign currency translation	(1.7)	3.5	(0.4)	5.4
Ending reserve balance	$184.8	$171.9	$184.8	$171.9
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A rollforward of the activity in the Company's allowance for doubtful accounts is presented as follows:

	Three Months Ended		Six Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(millions)
Beginning reserve balance	$38.6	$55.9	$40.1	$71.5
Amount recorded to expense to increase (decrease) reserve(a)	0.1	(8.9)	(0.9)	(25.4)
Amount written-off against customer accounts to decrease reserve	(0.6)	(1.6)	(1.3)	(1.6)
Foreign currency translation	(0.2)	0.9	—	1.8
Ending reserve balance	$37.9	$46.3	$37.9	$46.3

(a)Amounts recorded to bad debt expense are included within SG&A expenses in the consolidated statements of operations.
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department stores, specialty stores, and third-party digital partners around the world, and extends credit based on an evaluation of each customer's financial capacity and condition, usually without requiring collateral. In the Company's wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2021, the Company's sales to its three largest wholesale customers accounted for approximately 14% of total net revenues. Substantially all of the Company's sales to its three largest wholesale customers related to its North America segment. As of September 25, 2021, these three key wholesale customers accounted for approximately 31% of total gross accounts receivable.
Inventories
The Company holds inventory that is sold in its retail stores and digital commerce sites directly to consumers. The Company also holds inventory that is to be sold through wholesale distribution channels to major department stores, specialty stores, and third-party digital partners. Substantially all of the Company's inventories consist of finished goods, which are stated at the lower of cost or estimated realizable value, with cost determined on a weighted-average cost basis. Inventory held by the Company totaled $928.2 million, $759.0 million, and $887.0 million as of September 25, 2021, March 27, 2021, and September 26, 2020, respectively.
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
5.    Property and Equipment
Property and equipment, net consists of the following:

	September 25, 2021	March 27, 2021
	(millions)
Land and improvements	$15.3	$15.3
Buildings and improvements	491.6	492.8
Furniture and fixtures	597.2	608.9
Machinery and equipment	388.4	391.8
Capitalized software	557.6	555.2
Leasehold improvements	1,149.2	1,207.2
Construction in progress	52.2	34.5
	3,251.5	3,305.7
Less: accumulated depreciation	(2,280.5)	(2,291.7)
Property and equipment, net	$971.0	$1,014.0
Property and equipment, net includes finance lease right-of-use ("ROU") assets, which are reflected in the table above based on their nature.
Depreciation expense was $51.5 million and $104.2 million during the three-month and six-month periods ended September 25, 2021, respectively, and $56.3 million and $114.8 million during the three-month and six-month periods ended September 26, 2020, respectively, and was recorded primarily within SG&A expenses in the consolidated statements of operations.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.    Other Assets and Liabilities
Prepaid expenses and other current assets consist of the following:

	September 25, 2021	March 27, 2021
	(millions)
Non-trade receivables	$48.2	$28.9
Other taxes receivable	26.1	28.4
Prepaid software maintenance	13.3	12.9
Prepaid advertising and marketing	10.2	9.5
Inventory return asset	8.8	8.3
Tenant allowances receivable	8.0	8.7
Prepaid logistic services	7.1	7.1
Cloud computing arrangement implementation costs	6.8	8.2
Prepaid occupancy expense	6.3	6.7
Prepaid inventory	5.9	5.0
Derivative financial instruments	3.2	5.6
Other prepaid expenses and current assets	38.2	37.3
Total prepaid expenses and other current assets	$182.1	$166.6
Other non-current assets consist of the following:

	September 25, 2021	March 27, 2021
	(millions)
Security deposits	$30.9	$31.1
Derivative financial instruments	12.9	10.2
Restricted cash	7.3	7.5
Cloud computing arrangement implementation costs	4.3	5.3
Deferred rent assets	4.3	3.4
Other non-current assets	28.8	28.9
Total other non-current assets	$88.5	$86.4

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accrued expenses and other current liabilities consist of the following:

	September 25, 2021	March 27, 2021
	(millions)
Accrued inventory	$258.9	$196.1
Accrued operating expenses	227.0	225.0
Accrued payroll and benefits	214.4	223.6
Other taxes payable	82.0	64.6
Restructuring reserve	53.2	99.8
Dividends payable	50.6	—
Accrued capital expenditures	32.8	21.3
Finance lease obligations	20.1	19.7
Deferred income	10.5	12.0
Other accrued expenses and current liabilities	13.0	13.3
Total accrued expenses and other current liabilities	$962.5	$875.4
Other non-current liabilities consist of the following:

	September 25, 2021	March 27, 2021
	(millions)
Finance lease obligations	$357.7	$370.5
Deferred lease incentives and obligations	59.5	62.4
Derivative financial instruments	40.7	55.1
Accrued benefits and deferred compensation	22.1	22.4
Deferred tax liabilities	10.8	10.7
Other non-current liabilities	39.7	39.7
Total other non-current liabilities	$530.5	$560.8

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    Impairment of Assets
The Company recorded non-cash impairment charges of $0.7 million and $19.3 million during the three-month and six-month periods ended September 25, 2021, respectively, and $22.2 million and $24.3 million during the three-month and six-month periods ended September 26, 2020, respectively, to write-down certain long-lived assets in connection with its restructuring plans (see Note 8).
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of the charges recorded in connection with the Fiscal 2021 Strategic Realignment Plan during the fiscal periods presented (inclusive of immaterial other restructuring-related charges previously recorded during the first quarter of Fiscal 2021), as well as cumulative charges recorded since its inception, is as follows:

	Three Months Ended		Six Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020	Cumulative Charges
	(millions)
Cash-related restructuring charges:
Severance and benefit costs	$0.1	$153.8	$(3.9)	$156.3	$140.3
Other cash charges	2.5	3.8	4.4	3.9	19.3
Total cash-related restructuring charges	2.6	157.6	0.5	160.2	159.6
Non-cash charges:
Impairment of assets (see Note 7)	0.7	22.2	19.3	24.3	88.7
Inventory-related charges(a)	—	—	—	1.3	8.3
Accelerated stock-based compensation expense(b)	—	—	2.0	—	2.0
Total non-cash charges	0.7	22.2	21.3	25.6	99.0
Total charges	$3.3	$179.8	$21.8	$185.8	$258.6

(a)Inventory-related charges are recorded within cost of goods sold in the consolidated statements of operations.
(b)Accelerated stock-based compensation expense, which was recorded within restructuring and other charges in the consolidated statements of operations, related to vesting provisions associated with certain separation agreements.
A summary of current period activity in the restructuring reserve related to the Fiscal 2021 Strategic Realignment Plan is as follows:

	Severance and Benefit Costs	Other Cash Charges	Total
	(millions)
Balance at March 27, 2021	$96.2	$3.2	$99.4
Additions (reductions) charged to expense	(3.9)	4.4	0.5
Cash payments applied against reserve	(39.7)	(7.4)	(47.1)
Non-cash adjustments	0.1	—	0.1
Balance at September 25, 2021	$52.7	$0.2	$52.9
Other Charges
The Company recorded other charges of $5.1 million and $5.9 million during the three-month and six-month periods ended September 25, 2021, respectively, and $2.9 million and $7.3 million during the three-month and six-month periods ended September 26, 2020, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.    Income Taxes
Effective Tax Rate
The Company's effective tax rate, which is calculated by dividing each fiscal period's income tax benefit (provision) by pretax income (loss), was 18.8% and 20.1% during the three-month and six-month periods ended September 25, 2021, respectively, and (34.4%) and 17.3% during the three-month and six-month periods ended September 26, 2020, respectively. The effective tax rate for the three months ended September 25, 2021 was lower than the U.S. federal statutory income tax rate of 21% primarily due to the favorable impact of certain permanent adjustments. The effective tax rate for the six months ended September 25, 2021 was slightly lower than the U.S. federal statutory income tax rate of 21% primarily due to the favorable tax impact of earnings generated in lower taxed foreign jurisdictions versus the U.S. The effective tax rates for the three-month and six-month periods ended September 26, 2020 were also lower than the U.S. federal statutory income tax rate of 21% primarily due to valuation allowances recorded against certain deferred tax assets as a results of significant business disruptions attributable to COVID-19 that could impact the ultimate realizability of such assets, as well as tax impacts on stock-based compensation and other permanent adjustments, partially offset by expected net operating loss carrybacks allowed under the CARES Act (as defined below).
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
Uncertain Income Tax Benefits
The Company classifies interest and penalties related to unrecognized tax benefits as part of its income tax benefit (provision). The total amount of unrecognized tax benefits, including interest and penalties, was $84.2 million and $91.4 million as of September 25, 2021 and March 27, 2021, respectively, and was included within the non-current liability for unrecognized tax benefits in the consolidated balance sheets.
The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $61.0 million and $68.0 million as of September 25, 2021 and March 27, 2021, respectively.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.    Debt
Debt consists of the following:

	September 25, 2021	March 27, 2021
	(millions)
$400 million 3.750% Senior Notes(a)	$397.4	$397.1
$500 million 1.700% Senior Notes(b)	499.1	498.4
$750 million 2.950% Senior Notes(c)	738.1	737.4
Total debt	1,634.6	1,632.9
Less: current portion of long-term debt	499.1	—
Total long-term debt	$1,135.5	$1,632.9

(a)The carrying value of the 3.750% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $2.6 million and $2.9 million as of September 25, 2021 and March 27, 2021, respectively.
(b)The carrying value of the 1.700% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $0.9 million and $1.6 million as of September 25, 2021 and March 27, 2021, respectively.
(c)The carrying value of the 2.950% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $11.9 million and $12.6 million as of September 25, 2021 and March 27, 2021, respectively.
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
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility (as defined below). Accordingly, the Company does not expect combined borrowings outstanding under the Commercial Paper Program and Global Credit Facility to exceed $500 million. Commercial Paper Program borrowings may be used to support the Company's general working capital and corporate needs. Maturities of commercial paper notes vary, but cannot exceed 397 days from the date of issuance. Commercial paper notes issued under the Commercial Paper Program rank equally in seniority with the Company's other forms of unsecured indebtedness. As of both September 25, 2021 and March 27, 2021, there were no borrowings outstanding under the Commercial Paper Program.
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
Upon the occurrence of an Event of Default under the Global Credit Facility, the lenders may cease making loans, terminate the Global Credit Facility, and declare all amounts outstanding to be immediately due and payable. The Global Credit Facility specifies a number of events of default (many of which are subject to applicable grace periods), including, among others, the failure to make timely principal, interest, and fee payments or to satisfy the covenants, including the financial covenant described above. Additionally, the Global Credit Facility provides that an Event of Default will occur if Mr. Ralph Lauren, the Company's Executive Chairman and Chief Creative Officer, and entities controlled by the Lauren family fail to maintain a specified minimum percentage of the voting power of the Company's common stock. As of September 25, 2021, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company's Global Credit Facility.
As of both September 25, 2021 and March 27, 2021, there were no borrowings outstanding under the Global Credit Facility. In addition, the Company was contingently liable for $9.5 million and $8.9 million of outstanding letters of credit as of September 25, 2021 and March 27, 2021, respectively.
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
•South Korea Credit Facility — provides Ralph Lauren (Korea) Ltd. with a revolving line of credit of up to 30 billion South Korean Won (approximately $25 million) through October 28, 2022.
•Japan Overdraft Facility — provides Ralph Lauren Corporation Japan with an overdraft amount of up to 5 billion Japanese Yen (approximately $45 million) through April 28, 2022.
As of both September 25, 2021 and March 27, 2021, there were no borrowings outstanding under the Pan-Asia Borrowing Facilities.
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
The following table summarizes the Company's financial assets and liabilities that are measured and recorded at fair value on a recurring basis, excluding accrued interest components:

	September 25, 2021	March 27, 2021
	(millions)
Derivative assets(a)	$16.1	$15.8
Derivative liabilities(a)	41.1	55.4

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the carrying values and the estimated fair values of the Company's debt instruments:

	September 25, 2021		March 27, 2021
	Carrying Value(a)	Fair Value(b)	Carrying Value(a)	Fair Value(b)
	(millions)
$400 million 3.750% Senior Notes	$397.4	$440.6	$397.1	$443.4
$500 million 1.700% Senior Notes	499.1	505.1	498.4	507.8
$750 million 2.950% Senior Notes	738.1	797.3	737.4	779.4

(a)See Note 10 for discussion of the carrying values of the Company's senior notes.
(b)Based on Level 2 measurements.
Unrealized gains or losses resulting from changes in the fair value of the Company's debt instruments do not result in the realization or expenditure of cash unless the debt is retired prior to its maturity.
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
During the three-month and six-month periods ended September 25, 2021 and September 26, 2020, the Company recorded non-cash impairment charges to reduce the carrying values of certain long-lived assets to their estimated fair values. The fair values of these assets were determined based on Level 3 measurements, the related inputs of which included estimates of the amount and timing of the assets' net future discounted cash flows (including any potential sublease income for lease-related ROU assets), based on historical experience and consideration of current trends, market conditions, and comparable sales, as applicable.
The following tables summarize non-cash impairment charges recorded by the Company during the fiscal periods presented to reduce the carrying values of certain long-lived assets to their estimated fair values as of the assessment date:

	Three Months Ended
	September 25, 2021		September 26, 2020
Long-Lived Asset Category	Fair Value as of Impairment Date	Total Impairments	Fair Value as of Impairment Date	Total Impairments
	(millions)
Property and equipment, net	$—	$0.6	$—	$10.8
Operating lease right-of-use assets	—	0.1	33.9	20.2

	Six Months Ended
	September 25, 2021		September 26, 2020
Long-Lived Asset Category	Fair Value as of Impairment Date	Total Impairments	Fair Value as of Impairment Date	Total Impairments
	(millions)
Property and equipment, net	$—	$1.0	$—	$10.8
Operating lease right-of-use assets	16.8	18.3	33.9	22.3

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
See Note 7 for additional discussion regarding non-cash impairment charges recorded by the Company within the consolidated statements of operations during the fiscal periods presented.
No impairment charges associated with goodwill or other intangible assets were recorded during either of the six-month periods ended September 25, 2021 or September 26, 2020. The Company performed its annual goodwill impairment assessment using a qualitative approach as of the beginning of the second quarter of Fiscal 2022. In performing the assessment, the Company identified and considered the significance of relevant key factors, events, and circumstances that affected the fair values and/or carrying amounts of its reporting units with allocated goodwill. These factors included external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as the Company's actual and expected financial performance. Additionally, the Company also considered the results of its most recent quantitative goodwill impairment test, which was performed as of the end of Fiscal 2020 and incorporated assumptions related to COVID-19 business disruptions, the results of which indicated that the fair values of these reporting units significantly exceeded their respective carrying values. Based on the results of its qualitative goodwill impairment assessment, the Company concluded that it is not more likely than not that the fair values of its reporting units are less than their respective carrying values and there were no reporting units at risk of impairment.
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
The following table summarizes the Company's outstanding derivative instruments recorded on its consolidated balance sheets as of September 25, 2021 and March 27, 2021:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	September 25, 2021	March 27, 2021	September 25, 2021		March 27, 2021		September 25, 2021		March 27, 2021
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Cash flow hedges	$86.9	$168.9	PP	$3.2	PP	$5.0		$—		$—
Net investment hedges(c)	721.6	723.2	ONCA	12.9	ONCA	10.2	ONCL	40.7	ONCL	55.1
Total Designated Hedges	808.5	892.1		16.1		15.2		40.7		55.1
Undesignated Hedges:
FC — Undesignated hedges(d)	198.6	242.4		—	PP	0.6	AE	0.4	AE	0.3
Total Hedges	$1,007.1	$1,134.5		$16.1		$15.8		$41.1		$55.4

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company presents the fair values of its derivative assets and liabilities recorded on its consolidated balance sheets on a gross basis, even when they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its derivative instruments on a net basis in accordance with the terms of each of its master netting arrangements, spread across nine separate counterparties, the amounts presented in the consolidated balance sheets as of September 25, 2021 and March 27, 2021 would be adjusted from the current gross presentation as detailed in the following table:

	September 25, 2021			March 27, 2021
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount
	(millions)
Derivative assets	$16.1	$(0.3)	$15.8	$15.8	$(0.3)	$15.5
Derivative liabilities	41.1	(0.3)	40.8	55.4	(0.3)	55.1
The Company's master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties. See Note 3 for further discussion of the Company's master netting arrangements.
The following tables summarize the pretax impact of gains and losses from the Company's designated derivative instruments on its consolidated financial statements for the three-month and six-month periods ended September 25, 2021 and September 26, 2020:

	Gains (Losses) Recognized in OCI
	Three Months Ended		Six Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(millions)
Designated Hedges:
FC — Cash flow hedges	$1.6	$(3.6)	$0.2	$(6.6)
Net investment hedges — effective portion	14.4	(25.0)	5.2	(24.3)
Net investment hedges — portion excluded from assessment of hedge effectiveness	1.2	(4.5)	11.8	(21.3)
Total Designated Hedges	$17.2	$(33.1)	$17.2	$(52.2)

	Location and Amount of Gains (Losses) from Cash Flow Hedges Reclassified from AOCI to Earnings
	Three Months Ended				Six Months Ended
	September 25, 2021		September 26, 2020		September 25, 2021		September 26, 2020
	Cost of goods sold	Other income (expense), net	Cost of goods sold	Other income (expense), net	Cost of goods sold	Other income (expense), net	Cost of goods sold	Other income (expense), net
	(millions)
Total amounts presented in the consolidated statements of operations in which the effects of related cash flow hedges are recorded	$(488.9)	$(1.4)	$(394.1)	$1.8	$(897.1)	$(0.5)	$(532.9)	$3.9
Effects of cash flow hedging:
FC — Cash flow hedges	0.2	—	4.8	—	0.1	—	6.5	(0.3)

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Gains (Losses) from Net Investment Hedges Recognized in Earnings				Location of Gains (Losses) Recognized in Earnings
	Three Months Ended		Six Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(millions)
Net Investment Hedges
Net investment hedges — portion excluded from assessment of hedge effectiveness(a)	$2.9	$2.9	$5.7	$5.6	Interest expense
Total Net Investment Hedges	$2.9	$2.9	$5.7	$5.6

(a)Amounts recognized in other comprehensive income (loss) ("OCI") relating to the effective portion of the Company's net investment hedges would be recognized in earnings only upon the sale or liquidation of the hedged net investment.
As of September 25, 2021, it is estimated that $4.9 million of pretax net gains on both outstanding and matured derivative instruments designated and qualifying as cash flow hedges deferred in AOCI will be recognized in earnings over the next twelve months. Amounts ultimately recognized in earnings will depend on exchange rates in effect when outstanding derivative instruments are settled.
The following table summarizes the pretax impact of gains and losses from the Company's undesignated derivative instruments on its consolidated financial statements for the three-month and six-month periods ended September 25, 2021 and September 26, 2020:

	Gains (Losses) Recognized in Earnings				Location of Gains (Losses) Recognized in Earnings
	Three Months Ended		Six Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(millions)
Undesignated Hedges:
FC — Undesignated hedges	$1.5	$(0.8)	$0.5	$3.9	Other income (expense), net
Total Undesignated Hedges	$1.5	$(0.8)	$0.5	$3.9
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Investments
As of September 25, 2021, the Company's investments were all classified as short-term and consisted of $673.1 million of time deposits. The Company's investments as of March 27, 2021 were also all classified as short-term and consisted of $197.5 million of time deposits.
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
14.    Equity
Common Stock Repurchase Program
On May 13, 2019, the Company's Board of Directors approved an expansion of the Company's existing common stock repurchase program that allowed it to repurchase up to an additional $600 million of Class A common stock. As of September 25, 2021, the remaining availability under the Company's Class A common stock repurchase program was approximately $580 million. Repurchases of shares of Class A common stock are subject to certain restrictions under the Company's Global Credit Facility and more generally overall business and market conditions. Accordingly, in response to business disruptions related to the COVID-19 pandemic, effective beginning in the first quarter of Fiscal 2021, the Company temporarily suspended its common stock repurchase program as a preemptive action to preserve cash and strengthen its liquidity position. However, the Company anticipates resuming activities under its Class A common stock repurchase program during the second half of Fiscal 2022.
In addition, during the six-month periods ended September 25, 2021 and September 26, 2020, 0.3 million and 0.5 million shares of Class A common stock, respectively, at a cost of $39.9 million and $35.5 million, respectively, were surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company's long-term stock incentive plans.
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.
Dividends
Except as discussed below, the Company has maintained a regular quarterly cash dividend program on its common stock since 2003.
In response to business disruptions related to the COVID-19 pandemic, effective beginning in the first quarter of Fiscal 2021 the Company temporarily suspended its quarterly cash dividend program as a preemptive action to preserve cash and strengthen its liquidity position. On May 19, 2021, the Company's Board of Directors approved the reinstatement of its

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
quarterly cash dividend program at the pre-pandemic amount of $0.6875 per share. The second quarter Fiscal 2022 dividend of $0.6875 per share was declared on September 10, 2021, was payable to shareholders of record at the close of business on September 24, 2021, and was paid on October 8, 2021.
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
15.    Accumulated Other Comprehensive Income (Loss)
The following table presents OCI activity, net of tax, accumulated in equity:

	Foreign Currency Translation Gains (Losses)(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges(b)	Net Unrealized Gains (Losses) on Defined Benefit Plans(c)	Total Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at March 27, 2021	$(123.2)	$4.6	$(2.2)	$(120.8)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	0.8	0.2	—	1.0
Amounts reclassified from AOCI to earnings	—	(0.1)	(0.1)	(0.2)
Other comprehensive income (loss), net of tax	0.8	0.1	(0.1)	0.8
Balance at September 25, 2021	$(122.4)	$4.7	$(2.3)	$(120.0)

Balance at March 28, 2020	$(130.4)	$18.0	$(5.8)	$(118.2)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	30.3	(5.8)	(0.3)	24.2
Amounts reclassified from AOCI to earnings	—	(5.5)	—	(5.5)
Other comprehensive income (loss), net of tax	30.3	(11.3)	(0.3)	18.7
Balance at September 26, 2020	$(100.1)	$6.7	$(6.1)	$(99.5)

(a)OCI before reclassifications to earnings related to foreign currency translation gains (losses) includes an income tax provision of $4.0 million and an income tax benefit of $11.2 million for the six-month periods ended September 25, 2021 and September 26, 2020, respectively. OCI before reclassifications to earnings for the six-month periods ended September 25, 2021 and September 26, 2020 includes a gain of $13.0 million (net of a $4.0 million income tax provision) and a loss of $34.8 million (net of a $10.8 million income tax benefit), respectively, related to changes in the fair values of instruments designated as hedges of the Company's net investment in certain foreign operations (see Note 12).
(b)OCI before reclassifications to earnings related to net unrealized gains (losses) on cash flow hedges are presented net of an immaterial tax effect for the six-month period ended September 25, 2021 and net of an income tax benefit of $0.8 million for the six-month period ended September 26, 2020. The tax effects on amounts reclassified from AOCI to earnings are presented in a table below.
(c)Activity is presented net of taxes, which were immaterial for both periods presented.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents reclassifications from AOCI to earnings for cash flow hedges, by component:

	Three Months Ended		Six Months Ended		Location of Gains (Losses) Reclassified from AOCI to Earnings
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(millions)
Gains (losses) on cash flow hedges(a):
FC — Cash flow hedges	$0.2	$4.8	$0.1	$6.5	Cost of goods sold
FC — Cash flow hedges	—	—	—	(0.3)	Other income (expense), net
Tax effect	—	(0.5)	—	(0.7)	Income tax benefit (provision)
Net of tax	$0.2	$4.3	$0.1	$5.5

(a)FC = Forward foreign currency exchange contracts.
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
Impact on Results
A summary of total stock-based compensation expense and the related income tax benefits recognized during the three-month and six-month periods ended September 25, 2021 and September 26, 2020 is as follows:

	Three Months Ended		Six Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021		September 26, 2020
	(millions)
Compensation expense(a)	$22.2	$19.5	$40.6	(a)	$34.6
Income tax benefit	(3.6)	(3.6)	(6.6)		(6.7)

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
Service-based RSUs
The fair values of service-based RSUs granted to certain of the Company's senior executives and other employees, as well as to non-employee directors, are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue to the holder while outstanding and unvested. The weighted-average grant date fair values of service-based RSU awards granted were $117.97 and $63.57 per share during the six-month periods ended September 25, 2021 and September 26, 2020, respectively.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of service-based RSU activity during the six months ended September 25, 2021 is as follows:

Number of Service-based RSUs

Unvested at March 27, 2021	1,809
Granted	524
Vested	(582)
Forfeited	(69)
Unvested at September 25, 2021	1,682
Performance-based RSUs
The fair values of the Company's performance-based RSUs granted to its senior executives and other key employees are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue to the holder while outstanding and unvested. The weighted-average grant date fair values of performance-based RSU awards granted was $117.79 during the six months ended September 25, 2021. No such awards were granted during the six months ended September 26, 2020.
Market-based RSUs
The Company grants market-based RSUs, which are based on total shareholder return ("TSR") performance, to its senior executives and other key employees. The Company estimates the fair value of its TSR awards on the date of grant using a Monte Carlo simulation, which models multiple stock price paths of the Company's Class A common stock and that of its peer group to evaluate and determine its ultimate expected relative TSR performance ranking. Compensation expense, net of estimated forfeitures, is recorded regardless of whether, and the extent to which, the market condition is ultimately satisfied. The weighted-average grant date fair values of market-based RSUs granted was $146.46 per share during the six months ended September 25, 2021. No such awards were granted during the six months ended September 26, 2020. The assumptions used to estimate the fair value of TSR awards granted during the six months ended September 25, 2021 were as follows:

Six Months Ended
September 25, 2021
Expected volatility	46.8%
Expected dividend yield	2.2%
Risk-free interest rate	0.4%
A summary of performance-based RSU activity including TSR awards during the six months ended September 25, 2021 is as follows:

Number of Performance-based RSUs
(thousands)
Unvested at March 27, 2021	600
Granted	239
Change due to performance and/or market condition achievement	9
Vested	(229)
Forfeited	(13)
Unvested at September 25, 2021	606

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock Options
A summary of stock option activity during the six months ended September 25, 2021 is as follows:

Number of Options
(thousands)
Options outstanding at March 27, 2021	255
Granted	—
Exercised	—
Cancelled/Forfeited	(250)
Options outstanding at September 25, 2021	5
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
No operating segments were aggregated to form the Company's reportable segments. In addition to these reportable segments, the Company also has other non-reportable segments, which primarily consist of (i) sales of Club Monaco branded products made through its retail and wholesale businesses in the U.S., Canada, and Europe, and its licensing alliances in Asia, and (ii) royalty revenues earned through its global licensing alliances, excluding Club Monaco. As discussed in Note 8, the Company completed the sale of its Club Monaco business at the end of its first quarter Fiscal 2022.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net revenues for each of the Company's segments are as follows:

	Three Months Ended		Six Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(millions)
Net revenues:
North America	$703.1	$542.9	$1,365.2	$708.0
Europe	495.5	359.5	850.4	480.2
Asia	269.9	236.6	558.1	408.5
Other non-reportable segments	35.6	54.5	106.7	84.3
Total net revenues	$1,504.1	$1,193.5	$2,880.4	$1,681.0
Operating income (loss) for each of the Company's segments is as follows:

	Three Months Ended		Six Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(millions)
Operating income (loss)(a):
North America	$170.6	$123.3	$356.9	$98.5
Europe	161.8	83.6	256.3	66.7
Asia	43.4	41.1	103.8	51.2
Other non-reportable segments	32.3	15.2	67.7	16.1
	408.1	263.2	784.7	232.5
Unallocated corporate expenses	(148.5)	(123.0)	(303.8)	(253.3)
Unallocated restructuring and other charges(b)	(7.7)	(160.5)	(8.4)	(167.5)
Total operating income (loss)	$251.9	$(20.3)	$472.5	$(188.3)

(a)During the three months ended September 26, 2020, segment operating income (loss) reflects net bad debt expense reversals of $5.3 million, $3.0 million, and $0.6 million related to North America, Europe, and other non-reportable segments, respectively, and $20.8 million, $4.0 million, and $0.6 million related to North America, Europe, and other non-reportable segments, respectively, during the six months ended September 26, 2020, primarily related to adjustments to reserves previously established in connection with COVID-19 business disruptions. Segment operating income (loss) and unallocated corporate expenses during the three-month and six-month periods ended September 25, 2021 and September 26, 2020 also included asset impairment charges (see Note 7), which are detailed below:

	Three Months Ended		Six Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(millions)
Asset impairment charges:
North America	$(0.4)	$(9.7)	$(0.4)	$(9.9)
Europe	—	(21.2)	—	(21.2)
Asia	—	—	(1.1)	(1.3)
Other non-reportable segments	(0.3)	(0.1)	(0.3)	(0.7)
Unallocated corporate expenses	—	—	(17.5)	—
Total asset impairment charges	$(0.7)	$(31.0)	$(19.3)	$(33.1)

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(b)The three-month and six-month periods ended September 25, 2021 and September 26, 2020 included certain unallocated restructuring and other charges (see Note 8), which are detailed below:

	Three Months Ended		Six Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(millions)
Unallocated restructuring and other charges:
North America-related	$—	$(41.2)	$0.1	$(41.3)
Europe-related	—	(26.3)	1.0	(26.3)
Asia-related	0.3	(10.1)	0.4	(9.9)
Other non-reportable segment-related	—	(0.7)	(0.1)	(1.8)
Corporate operations-related	(2.9)	(79.3)	(3.9)	(80.9)
Unallocated restructuring charges	(2.6)	(157.6)	(2.5)	(160.2)
Other charges (see Note 8)	(5.1)	(2.9)	(5.9)	(7.3)
Total unallocated restructuring and other charges	$(7.7)	$(160.5)	$(8.4)	$(167.5)
Depreciation and amortization expense for the Company's segments is as follows:

	Three Months Ended		Six Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(millions)
Depreciation and amortization expense:
North America	$17.7	$17.6	$35.7	$35.7
Europe	7.5	8.1	15.3	15.8
Asia	12.9	14.4	25.8	28.6
Other non-reportable segments	—	1.0	0.4	2.1
Unallocated corporate	17.8	20.4	35.9	43.0
Total depreciation and amortization expense	$55.9	$61.5	$113.1	$125.2
Net revenues by geographic location of the reporting subsidiary are as follows:

	Three Months Ended		Six Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(millions)
Net revenues(a):
The Americas(b)	$741.9	$597.8	$1,477.3	$792.5
Europe(c)	492.0	358.8	844.5	479.7
Asia(d)	270.2	236.9	558.6	408.8
Total net revenues	$1,504.1	$1,193.5	$2,880.4	$1,681.0

(a)Net revenues for certain of the Company's licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.
(b)Includes the U.S., Canada, and Latin America. Net revenues earned in the U.S. during the three-month and six-month periods ended September 25, 2021 were $709.1 million and $1.417 billion, respectively, and $567.7 million and $753.8 million during the three-month and six-month periods ended September 26, 2020, respectively.
(c)Includes the Middle East.
(d)Includes Australia and New Zealand.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18.    Additional Financial Information
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
A reconciliation of cash, cash equivalents, and restricted cash as of September 25, 2021 and March 27, 2021 from the consolidated balance sheets to the consolidated statements of cash flows is as follows:

	September 25, 2021	March 27, 2021
	(millions)
Cash and cash equivalents	$2,387.9	$2,579.0
Restricted cash included within prepaid expenses and other current assets	1.5	1.5
Restricted cash included within other non-current assets	7.3	7.5
Total cash, cash equivalents, and restricted cash	$2,396.7	$2,588.0
Restricted cash relates to cash held in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters and real estate leases.
Cash Interest and Taxes
Cash paid for interest and income taxes is as follows:

	Three Months Ended		Six Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(millions)
Cash paid for interest	$5.9	$7.8	$23.6	$11.1
Cash paid for income taxes, net of refunds	48.9	46.8	84.4	27.9
Non-cash Transactions
Operating lease ROU assets recorded in connection with the recognition of new lease liabilities was $153.6 million during the six months ended September 25, 2021. No finance lease ROU assets were recorded in connection with the recognition of new lease liabilities during the six months ended September 25, 2021. Operating and finance lease ROU assets recorded in connection with the recognition of new lease liabilities were $26.6 million and $0.9 million, respectively, during the six months ended September 26, 2020.
Non-cash investing activities also included capital expenditures incurred but not yet paid of $32.8 million and $27.4 million for the six-month periods ended September 25, 2021 and September 26, 2020, respectively.
There were no other significant non-cash investing or financing activities for any of the fiscal periods presented.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.
Special Note Regarding Forward-Looking Statements
Various statements in this Form 10-Q, or incorporated by reference into this Form 10-Q, in future filings by us with the Securities and Exchange Commission (the "SEC"), in our press releases, and in oral statements made from time to time by us or on our behalf constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding our future operating results and sources of liquidity (especially in light of the COVID-19 pandemic), the implementation and impact of our strategic plans, initiatives and capital expenses, our plans regarding our quarterly cash dividend and Class A common stock repurchase programs, and our ability to meet environmental, social, and governance goals. Forward-looking statements are based on current expectations and are indicated by words or phrases such as "anticipate," "outlook," "estimate," "expect," "project," "believe," "envision," "goal," "target," "can," "will," and similar words or phrases and involve known and unknown risks, uncertainties, and other factors which may cause actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed in or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others:
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
•our ability to recruit and retain employees to operate our retail stores, distribution centers, and various corporate functions;
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
In this Form 10-Q, references to "Ralph Lauren," "ourselves," "we," "our," "us," and the "Company" refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the Saturday immediately before or after March 31. As such, fiscal year 2022 will end on April 2, 2022 and will be a 53-week period ("Fiscal 2022"). Fiscal year 2021 ended on March 27, 2021 and was a 52-week period ("Fiscal 2021"). The second quarter of Fiscal 2022 ended on September 25, 2021 and was a 13-week period. The second quarter of Fiscal 2021 ended on September 26, 2020 and was also a 13-week period.
INTRODUCTION
Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and notes thereto to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:
•Overview.    This section provides a general description of our business, global economic conditions and industry trends, and a summary of our financial performance for the three-month and six-month periods ended September 25, 2021. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.
•Results of operations.    This section provides an analysis of our results of operations for the three-month and six-month periods ended September 25, 2021 as compared to the three-month and six-month periods ended September 26, 2020.
•Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of September 25, 2021, which includes (i) an analysis of our financial condition as compared to the prior fiscal year-end; (ii) an analysis of changes in our cash flows for the six months ended September 25, 2021 as compared to the six months ended September 26, 2020; (iii) an analysis of our liquidity, including the availability under our commercial paper borrowing program and credit facilities, our outstanding debt and covenant compliance, common stock repurchases, and payments of dividends; and (iv) a description of any material changes in our contractual and other obligations since March 27, 2021.
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
OVERVIEW
Our Business
Our Company is a global leader in the design, marketing, and distribution of premium lifestyle products, including apparel, footwear, accessories, home furnishings, fragrances, and hospitality. Our long-standing reputation and distinctive image have been developed across a wide range of products, brands, distribution channels, and international markets. Our brand names include Ralph Lauren, Ralph Lauren Collection, Ralph Lauren Purple Label, Polo Ralph Lauren, Double RL, Lauren Ralph Lauren, Polo Ralph Lauren Children, and Chaps, among others.
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
No operating segments were aggregated to form our reportable segments. In addition to these reportable segments, we also have other non-reportable segments, representing approximately 5% of our Fiscal 2021 net revenues, which primarily consist of (i) sales of Club Monaco branded products made through our retail and wholesale businesses in the U.S., Canada, and Europe, and our licensing alliances in Asia, and (ii) royalty revenues earned through our global licensing alliances, excluding Club Monaco. As discussed in Note 8 to our accompanying consolidated financial statements, we completed the sale of our Club Monaco business at the end of our first quarter Fiscal 2022.
Approximately 52% of our Fiscal 2021 net revenues were earned outside of the U.S. See Note 17 to the accompanying consolidated financial statements for further discussion of our segment reporting structure.

Our business is typically affected by seasonal trends, with higher levels of retail sales in our second and third fiscal quarters and higher wholesale sales in our second and fourth fiscal quarters. These trends result primarily from the timing of key vacation travel, back-to-school, and holiday shopping periods impacting our retail business and timing of seasonal wholesale shipments. As a result of changes in our business, consumer spending patterns, and the macroeconomic environment, including those resulting from pandemic diseases and other catastrophic events, historical quarterly operating trends and working capital requirements may not be indicative of our future performance. In addition, fluctuations in sales, operating income (loss), and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, our operating results and cash flows for the three-month and six-month periods ended September 25, 2021 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2022.
Recent Developments
COVID-19 Pandemic
Beginning in the fourth quarter of our fiscal year ended March 28, 2020 ("Fiscal 2020"), a novel strain of coronavirus commonly referred to as COVID-19 emerged and spread rapidly across the globe, including throughout all major geographies in which we operate, resulting in adverse economic conditions and business disruptions, as well as significant volatility in global financial markets. Since then, governments worldwide have periodically imposed varying degrees of preventative and protective actions, such as temporary travel bans, forced business closures, and stay-at-home orders, all in an effort to reduce the spread of the virus. Such factors, among others, have resulted in a significant decline in retail traffic, tourism, and consumer spending on discretionary items. Additionally, companies across a wide array of industries have implemented various initiatives to reduce operating expenses and preserve cash balances during the pandemic, including work furloughs, reduced pay, and severance actions, which could lower consumers' disposable income levels or willingness to purchase discretionary items. Such government restrictions, company initiatives, and other macroeconomic impacts resulting from the pandemic could continue to adversely affect consumer behavior, spending levels, and/or shopping preferences, such as willingness to congregate in indoor shopping centers or other populated locations.
As a result of the COVID-19 pandemic, we have experienced varying degrees of business disruptions and periods of closure of our stores, distribution centers, and corporate facilities, as have our wholesale customers, licensing partners, suppliers, and vendors. During the first quarter of Fiscal 2021 at the peak of the pandemic, the majority of our stores in key markets were closed for an average of 8 to 10 weeks due to government-mandated lockdowns and other restrictions, resulting in significant adverse impacts to our operating results. Resurgences and outbreaks in certain parts of the world resulted in further business disruptions periodically throughout Fiscal 2021, most notably in Europe where a significant number of our stores were closed for approximately two to three months during the second half of Fiscal 2021, including during the holiday period, due to government-mandated lockdowns and other restrictions. Such disruptions continued into the first half of Fiscal 2022 in certain regions, although to a lesser extent than the comparable prior year fiscal period. Further, throughout the course of the pandemic, the majority of our stores that were able to remain open have periodically been subject to limited operating hours and/or customer capacity levels in accordance with local health guidelines, with traffic remaining challenged. However, our digital commerce operations have grown significantly from pre-pandemic levels, due in part to our investments and enhanced capabilities, as well as changes in consumer shopping preferences. Our wholesale and licensing businesses have experienced similar impacts, particularly in North America and Europe.
Throughout the course of the pandemic, our priority has been to ensure the safety and well-being of our employees, customers, and the communities in which we operate around the world. We continue to consider the guidance of local governments and global health organizations and have implemented new health and safety protocols in our stores, distribution centers, and corporate facilities. We also took various preemptive actions in the prior fiscal year to preserve cash and strengthen our liquidity position, as described in the Fiscal 2021 10-K.
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
In connection with these collective realignment initiatives, we expect to incur total estimated pre-tax charges of approximately $300 million to $350 million. Cumulative charges incurred since inception were $258.6 million, of which $21.8 million and $185.8 million were recorded during the six-month periods ended September 25, 2021 and September 26, 2020, respectively. Once substantially completed by the end of our Fiscal 2022, these actions are expected to result in gross annualized pre-tax expense savings of approximately $200 million to $240 million, a portion of which will be reinvested back into the business.
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

Global Economic Conditions and Industry Trends
The global economy and retail industry are impacted by many different factors. The COVID-19 pandemic has resulted in heightened uncertainty surrounding the future state of the global economy, as well as significant volatility in global financial markets. As discussed in "Recent Developments," governments worldwide have periodically imposed varying degrees of preventative and protective actions throughout the course of the pandemic, such as temporary travel bans, forced business closures, and stay-at-home orders, all in an effort to reduce the spread of the virus. Such actions, together with changes in consumers' willingness to congregate in populated areas and lower levels of disposal income due to high unemployment rates, have resulted in significant business disruptions across a wide array of industries and an overall decline of the global economy since the outbreak of the pandemic. Despite the introduction of COVID-19 vaccines and recent improvements in the global economy as a whole, resurgences and outbreaks continue to occur in certain geographic locations, including those resulting from variants of the virus, such as the Delta variant. Accordingly, it is not clear at this time how much longer and to what extent the pandemic will last.
The global economy has also been impacted by the domestic and international political environment, including volatile international trade relations and civil and political unrest taking place in certain parts of the world. The U.S. in particular has experienced civil unrest centered around racial inequality and political allegiances. Additionally, the United Kingdom recently withdrew from the European Union, commonly referred to as "Brexit," whereby it ceased to be a member effective January 31, 2020. In December 2020, the United Kingdom and the European Union entered into an agreement that defines their future relationship, including terms of trade, that among its provisions resulted in new tariffs on goods imported to the United Kingdom from the European Union that were manufactured elsewhere, as well as additional administrative effort to import and export goods, adding friction and cost to transportation. Further, certain other worldwide events and factors, including diplomatic tensions between the U.S. and China, acts of terrorism, taxation or monetary policy changes, inflation, fluctuations in commodity prices, and rising healthcare costs, also increase volatility in the global economy.
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
We have implemented various strategies globally to help address many of these current challenges and continue to build a foundation for long-term profitable growth centered around strengthening our consumer-facing areas of product, stores, and marketing across channels and driving a more efficient operating model. In response to the COVID-19 pandemic, during the prior fiscal year we took preemptive actions to preserve cash and strengthen our liquidity position, as described in our Fiscal 2021 10-K, which better enabled us to continue to execute upon our long-term growth strategy despite unfavorable economic conditions. Investing in our digital ecosystem remains a primary focus and is a key component of our integrated global omni-channel strategy and driving consumer engagement, particularly in light of the current COVID-19 pandemic, which has and could continue to reshape consumer shopping preferences. We also continue to drive consumer engagement and global brand awareness through our sports sponsorships, which most recently include the U.S. Open Tennis Championships and Team U.S.A. in both the Ryder Cup and the Tokyo Olympics. Additionally, we have accelerated our marketing investments, with a focus on supporting new customer acquisition, digitally-amplified brand campaigns, and resumption of in-store programs as markets continue to reopen worldwide. We also continue to take deliberate actions to ensure promotional consistency across channels and to enhance the overall brand and shopping experience, including better aligning shipments and inventory levels with underlying demand. We also remain committed to optimizing our wholesale distribution channel and enhancing our department store consumer experience. In connection with our long-term brand elevation strategy, we successfully transitioned our Chaps business to a fully licensed business model during the second quarter of Fiscal 2022 as planned and completed the sale of our Club Monaco business at the end of the first quarter of Fiscal 2022, thereby enabling our teams to focus our resources on our core brands.

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
Summary of Financial Performance
Operating Results
During the three months ended September 25, 2021, we reported net revenues of $1.504 billion, net income of $193.3 million, and net income per diluted share of $2.57, as compared to net revenues of $1.194 billion, a net loss of $39.1 million, and net loss per diluted share of $0.53 during the three months ended September 26, 2020. During the six months ended September 25, 2021, we reported net revenues of $2.880 billion, net income of $358.0 million, and net income per diluted share of $4.75, as compared to net revenues of $1.681 billion, a net loss of $166.8 million, and net loss per diluted share of $2.27 during the six months ended September 26, 2020. The comparability of our operating results has been affected by adverse impacts related to COVID-19 business disruptions, as well as restructuring-related charges, impairment of assets, and certain other benefits (charges), as discussed further below.
Our operating performance for the three-month and six-month periods ended September 25, 2021 reflected revenue increases of 26.0% and 71.4%, respectively, on a reported basis and 25.0% and 68.8%, respectively, on a constant currency basis, as defined within "Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition" below. The increase in net revenues reflected growth across all regions largely driven by a reduction in store closures and other COVID-19-related business disruptions experienced during the current fiscal year periods as compared to the comparable prior year periods, coupled with continued growth in our digital commerce operations and overall stronger consumer demand.
Our gross profit as a percentage of net revenues increased by 50 basis points to 67.5% during the three months ended September 25, 2021 and increased by 60 basis points to 68.9% during the six months ended September 25, 2021, primarily driven by improved product mix, pricing, and lower levels of promotional activity, partially offset by higher product costs and the absence of unusual geographic and channel mix benefits experienced during the prior fiscal year periods in connection with COVID-19-related business disruptions in North America and Europe.
Selling, general, and administrative ("SG&A") expenses as a percentage of net revenues during the three months ended September 25, 2021 declined by 240 basis points to 50.2% and declined by 1,610 basis points to 51.5% during the six months ended September 25, 2021, primarily driven by operating leverage on higher net revenues, partially offset by higher expenses across various categories as we returned to more normalized operations in comparison to the prior fiscal year periods.
Net income increased by $232.4 million to $193.3 million during the three months ended September 25, 2021 as compared to the three months ended September 26, 2020, primarily due to a $272.2 million increase in our operating income, partially offset by a $34.8 million increase in our income tax provision. Net income per diluted share increased by $3.10 to $2.57 per share during the three months ended September 25, 2021 driven by the higher level of net income. Net income increased by $524.8 million to $358.0 million during the six months ended September 25, 2021 as compared to the six months ended September 26, 2020, primarily due to a $660.8 million increase in our operating income, partially offset by a $125.0 million increase in our income tax provision. Net income per diluted share increased by $7.02 to $4.75 per share during the six months ended September 25, 2021 driven by the higher level of net income.
Our operating results during the three-month periods ended September 25, 2021 and September 26, 2020 were negatively impacted by net restructuring-related charges, impairment of assets, and certain other charges (benefits) totaling $4.7 million and $171.2 million, respectively, which had an after-tax effect of reducing net income by $3.7 million, or $0.05 per diluted share, and $146.2 million, or $1.97 per diluted share, respectively. During the six-month periods ended September 25, 2021 and September 26, 2020, our operating results were negatively impacted by net restructuring-related charges, impairment of assets, and certain other charges (benefits) totaling $15.1 million and $165.1 million, respectively, which had an after-tax effect of reducing net income by $11.4 million, or $0.15 per diluted share, and $140.7 million, or $1.91 per diluted share, respectively.

Financial Condition and Liquidity
We ended the second quarter of Fiscal 2022 in a net cash and investments position (cash and cash equivalents plus investments, less total debt) of $1.426 billion, as compared to $1.144 billion as of the end of Fiscal 2021. The increase in our net cash and investments position at September 25, 2021 as compared to March 27, 2021 was primarily due to operating cash flows of $464.2 million, partially offset by our use of cash to invest in our business through $63.4 million in capital expenditures, to make dividend payments of $50.5 million, and to support Class A common stock repurchases of $39.9 million, representing withholdings in satisfaction of tax obligations for stock-based compensation awards.
Net cash provided by operating activities was $464.2 million during the six months ended September 25, 2021, compared to net cash used in operating activities of $12.7 million during the six months ended September 26, 2020. The increase in cash provided by operating activities was due to an increase in net income before non-cash charges, partially offset by a net unfavorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period.
Our equity increased to $2.863 billion as of September 25, 2021 compared to $2.604 billion as of March 27, 2021, due to our comprehensive income and the net impact of stock-based compensation arrangements, partially offset by our dividends declared during the six months ended September 25, 2021.
Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition
The comparability of our operating results for the three-month and six-month periods ended September 25, 2021 and September 26, 2020 has been affected by certain events, including:
•pretax charges incurred in connection with our restructuring activities, as well as certain other asset impairments and other benefits (charges), including those related to COVID-19 business disruptions, as summarized below (references to "Notes" are to the notes to the accompanying consolidated financial statements):

	Three Months Ended		Six Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(millions)
Impairment of assets (see Note 7)	$(0.7)	$(31.0)	$(19.3)	$(33.1)
Restructuring and other charges (see Note 8)	(7.7)	(160.5)	(8.4)	(167.5)
Non-routine inventory benefits, net(a)	3.5	5.4	11.5	4.1
COVID-19-related bad debt expense reversals(b)	0.2	14.9	1.1	31.4
Total charges	$(4.7)	$(171.2)	$(15.1)	$(165.1)

(a)Non-routine inventory benefits are recorded within cost of goods sold in the consolidated statements of operations. The net benefits recorded during the fiscal periods presented primarily related to reversals of amounts previously recorded in connection with COVID-19 business disruptions.
(b)COVID-19-related bad debt expense reversals are recorded within SG&A expenses in the consolidated statements of operations.
•other adverse impacts related to COVID-19 business disruptions during the three-month and six-month periods ended September 25, 2021 and September 26, 2020.
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

RESULTS OF OPERATIONS
Three Months Ended September 25, 2021 Compared to Three Months Ended September 26, 2020
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	September 25, 2021	September 26, 2020	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$1,504.1	$1,193.5	$310.6	26.0%
Cost of goods sold	(488.9)	(394.1)	(94.8)	24.0%
Gross profit	1,015.2	799.4	215.8	27.0%
Gross profit as % of net revenues	67.5%	67.0%		50 bps
Selling, general, and administrative expenses	(754.9)	(628.2)	(126.7)	20.2%
SG&A expenses as % of net revenues	50.2%	52.6%		(240 bps)
Impairment of assets	(0.7)	(31.0)	30.3	(97.7%)
Restructuring and other charges	(7.7)	(160.5)	152.8	(95.2%)
Operating income (loss)	251.9	(20.3)	272.2	NM
Operating income (loss) as % of net revenues	16.7%	(1.7%)		1,840 bps
Interest expense	(13.6)	(12.8)	(0.8)	5.7%
Interest income	1.2	2.2	(1.0)	(43.9%)
Other income (expense), net	(1.4)	1.8	(3.2)	NM
Income (loss) before income taxes	238.1	(29.1)	267.2	NM
Income tax provision	(44.8)	(10.0)	(34.8)	348.5%
Effective tax rate(a)	18.8%	(34.4%)		5,320 bps
Net income (loss)	$193.3	$(39.1)	$232.4	NM
Net income (loss) per common share:
Basic	$2.61	$(0.53)	$3.14	NM
Diluted	$2.57	$(0.53)	$3.10	NM

(a)Effective tax rate is calculated by dividing the income tax provision by income (loss) before income taxes.
NM Not meaningful.
Net Revenues.    Net revenues increased by $310.6 million, or 26.0%, to $1.504 billion during the three months ended September 25, 2021 as compared to the three months ended September 26, 2020, including net favorable foreign currency effects of $11.9 million. On a constant currency basis, net revenues increased by $298.7 million, or 25.0%. The increase in net revenues reflected growth across all regions largely driven by a reduction in store closures and other COVID-19-related disruptions experienced during the current fiscal year period as compared to the prior fiscal year period, coupled with continued growth in our digital commerce operations and overall stronger consumer demand.
The following table summarizes the percentage change in our consolidated comparable store sales for the three months ended September 25, 2021 as compared to the prior fiscal year period:

% Change
Digital commerce	33%
Brick and mortar	21%
Total comparable store sales	23%

Our global average store count decreased by 52 stores and concession shops during the three months ended September 25, 2021 compared with the three months ended September 26, 2020, largely driven by the sale of our Club Monaco business on June 26, 2021, partially offset by new openings in Asia. The following table details our retail store presence by segment as of the periods presented:

	September 25, 2021	September 26, 2020
Freestanding Stores:
North America	235	230
Europe	94	95
Asia	164	145
Other non-reportable segments	—	72
Total freestanding stores	493	542

Concession Shops:
North America	1	2
Europe	29	29
Asia	628	619
Other non-reportable segments	—	4
Total concession shops	658	654
Total stores	1,151	1,196
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
Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the comparable prior fiscal year period, are provided below:

	Three Months Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	September 25, 2021	September 26, 2020	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$703.1	$542.9	$160.2	$1.5	$158.7	29.5%	29.2%
Europe	495.5	359.5	136.0	8.0	128.0	37.8%	35.6%
Asia	269.9	236.6	33.3	2.4	30.9	14.1%	13.1%
Other non-reportable segments	35.6	54.5	(18.9)	—	(18.9)	(34.7%)	(34.7%)
Total net revenues	$1,504.1	$1,193.5	$310.6	$11.9	$298.7	26.0%	25.0%
North America net revenues — Net revenues increased by approximately $160.2 million, or 29.5%, during the three months ended September 25, 2021 as compared to the three months ended September 26, 2020, including net favorable foreign currency effects of $1.5 million. On a constant currency basis, net revenues increased by $158.7 million, or 29.2%.
The $160.2 million net increase in North America net revenues was driven by:
•a $107.2 million net increase related to our North America retail business, reflecting a reduction in store closures and other COVID-19-related disruptions and the continued growth in our digital commerce operations. On a constant currency basis, net revenues increased by $106.2 million, reflecting increases of $94.5 million in comparable store sales and $11.7 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our North America retail business:

% Change
Digital commerce	32%
Brick and mortar	31%
Total comparable store sales	31%
•a $53.0 million net increase related to our North America wholesale business, driven by minimal shipments during the comparable prior fiscal year period due to significant COVID-19-related business disruptions, coupled with overall stronger consumer demand.
Europe net revenues — Net revenues increased by $136.0 million, or 37.8%, during the three months ended September 25, 2021 as compared to the three months ended September 26, 2020, including net favorable foreign currency effects of $8.0 million. On a constant currency basis, net revenues increased by $128.0 million, or 35.6%.
The $136.0 million net increase in Europe net revenues was driven by:
•an $80.7 million net increase related to our Europe wholesale business largely driven by minimal shipments during the comparable prior fiscal year period due to significant COVID-19-related business disruptions, overall stronger consumer demand, and net favorable foreign currency effects of $3.0 million.
•a $55.3 million net increase related to our Europe retail business, reflecting a reduction in store closures and other COVID-19-related disruptions and the continued growth in our digital commerce operations, as well as net favorable foreign currency effects of $5.0 million. On a constant currency basis, net revenues increased by $50.3 million, reflecting increases of $42.8 million in comparable store sales and $7.5 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Europe retail business:

% Change
Digital commerce	24%
Brick and mortar	28%
Total comparable store sales	27%
Asia net revenues — Net revenues increased by $33.3 million, or 14.1%, during the three months ended September 25, 2021 as compared to the three months ended September 26, 2020, including net favorable foreign currency effects of $2.4 million. On a constant currency basis, net revenues increased by $30.9 million, or 13.1%.
The $33.3 million net increase in Asia net revenues was driven by:
•a $29.1 million net increase related to our Asia retail business, reflecting a reduction in store closures and other COVID-19-related disruptions and the continued growth in our digital commerce operations, as well as net favorable foreign currency effects of $2.3 million. On a constant currency basis, net revenues increased by $26.8 million, reflecting increases of $13.5 million in comparable store sales and $13.3 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Asia retail business, inclusive of adverse impacts related to COVID-19 business disruptions:

% Change
Digital commerce	69%
Brick and mortar	4%
Total comparable store sales	7%
•a $4.2 million net increase related to our Asia wholesale business, largely driven by South Korea and Australia.

Gross Profit.    Gross profit increased by $215.8 million, or 27.0%, to $1.015 billion for the three months ended September 25, 2021, including net favorable foreign currency effects of $12.1 million. Gross profit as a percentage of net revenues increased to 67.5% for the three months ended September 25, 2021 from 67.0% for the three months ended September 26, 2020. The 50 basis point increase was primarily driven by improved product mix, pricing, and lower levels of promotional activity, partially offset by higher product costs and the absence of unusual geographic and channel mix benefits experienced during the prior fiscal year period in connection with COVID-19-related business disruptions in North America and Europe.
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
Selling, General, and Administrative Expenses.    SG&A expenses include costs relating to compensation and benefits, advertising and marketing, rent and occupancy, distribution, information technology, legal, depreciation and amortization, bad debt, and other selling and administrative costs. SG&A expenses increased by $126.7 million, or 20.2%, to $754.9 million for the three months ended September 25, 2021, including net unfavorable foreign currency effects of $6.8 million. The increase in SG&A expenses reflects a reduction in the magnitude of COVID-19 business disruptions and our related mitigating actions, which during the prior fiscal year period included (i) lower compensation-related expenses largely driven by employee furloughs and COVID-19-related government subsidies and (ii) lower rent and occupancy costs largely driven by reduced percentage-of-sales-based rent due to widespread store closures and a reduction in traffic, as well as rent abatements negotiated with certain of our landlords. The increase in SG&A expenses also reflects lower favorable COVID-19-related bad debt expense adjustments recorded during the three months ended September 25, 2021 as compared to the prior fiscal year period, offset by expense savings associated with the disposition of our Club Monaco business at the end of the first quarter of Fiscal 2022. SG&A expenses as a percentage of net revenues declined to 50.2% for the three months ended September 25, 2021 from 52.6% for the three months ended September 26, 2020. The 240 basis point improvement was primarily due to operating leverage on higher net revenues, partially offset by higher expenses across various categories as we returned to more normalized operations in comparison to the prior fiscal year period.
The $126.7 million increase in SG&A expenses was driven by:

Three Months Ended September 25, 2021 Compared to Three Months Ended September 26, 2020
(millions)
SG&A expense category:
Compensation-related expenses	$53.8
Marketing and advertising expenses	41.5
Selling-related expenses	9.9
Bad debt expense	9.0
Other	12.5
Total increase in SG&A expenses	$126.7
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
Impairment of Assets. During the three-month periods ended September 25, 2021 and September 26, 2020, we recorded non-cash impairment charges of $0.7 million and $31.0 million, respectively, to write-down certain long-lived assets. See Note 7 to the accompanying consolidated financial statements.
Restructuring and Other Charges. During the three-month periods ended September 25, 2021 and September 26, 2020, we recorded restructuring charges of $2.6 million and $157.6 million, respectively, consisting of severance and benefit costs and other cash charges. Additionally, during the three-month periods ended September 25, 2021 and September 26, 2020, we recorded other charges of $5.1 million and $2.9 million, respectively, related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired. See Note 8 to the accompanying consolidated financial statements.
Operating Income (Loss).    We reported operating income of $251.9 million for the three months ended September 25, 2021, as compared to an operating loss of $20.3 million for the three months ended September 26, 2020. The increase in operating income reflects the return to more normalized operations in comparison to the prior fiscal year period, as previously discussed, as well as net favorable foreign currency effects of $5.3 million. Our operating results during the three-month periods ended September 25, 2021 and September 26, 2020 were also negatively impacted by net restructuring-related charges, impairment of assets, and certain other charges (benefits) totaling $4.7 million and $171.2 million, respectively. Operating income as a percentage of net revenues was 16.7% for the three months ended September 25, 2021, reflecting a 1,840 basis point increase from the prior fiscal year period. The increase in operating income as a percentage of net revenues was primarily driven by lower net restructuring-related charges, impairment of assets, and certain other charges (benefits) recorded during the three months ended September 25, 2021 as compared to the prior fiscal year period, the decrease in SG&A expenses as a percentage of net revenues, and the increase in our gross margin, all as previously discussed.
Operating income (loss) and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the comparable prior fiscal year period, are provided below:

	Three Months Ended
	September 25, 2021		September 26, 2020
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$170.6	24.3%	$123.3	22.7%	$47.3	160 bps
Europe	161.8	32.6%	83.6	23.3%	78.2	930 bps
Asia	43.4	16.1%	41.1	17.3%	2.3	(120) bps
Other non-reportable segments	32.3	90.7%	15.2	27.9%	17.1	6,280 bps
	408.1		263.2		144.9
Unallocated corporate expenses	(148.5)		(123.0)		(25.5)
Unallocated restructuring and other charges	(7.7)		(160.5)		152.8
Total operating income (loss)	$251.9	16.7%	$(20.3)	(1.7%)	$272.2	1,840 bps
North America operating margin improved by 160 basis points, primarily due to the favorable impacts of approximately 120 basis points related to our wholesale business, largely attributable to a decline in SG&A expenses as a percentage of net revenues driven by operating leverage on higher net revenues, and approximately 90 basis points related to our retail business, largely driven by an increase in our gross margin. These improvements in operating margin were partially offset by the net unfavorable impact of 50 basis points attributable to lower favorable COVID-19-related bad debt expense and non-routine inventory adjustments during the three months ended September 25, 2021 as compared to the prior fiscal year period, partially offset by lower impairment of assets recorded during the current fiscal year period.
Europe operating margin improved by 930 basis points, primarily due to the favorable impacts of approximately 290 basis points and 150 basis points related to our wholesale and retail businesses, respectively, both largely attributable to a decline in SG&A expenses as a percentage of net revenues driven by operating leverage on higher net revenues. The basis point improvement of our wholesale business also reflected an increase in our gross margin, while the improvement in our retail business reflected a decline in our gross margin. The overall improvement in operating margin also reflected the net favorable impact of 450 basis points attributable to lower impairment of assets recorded during the three months ended September 25, 2021 as compared to the prior fiscal year period, partially offset by lower favorable COVID-19-related bad debt expense adjustments recorded during the current fiscal year period. The remaining 40 basis point improvement in operating margin was attributable to other factors, including favorable foreign currency effects and channel mix.
Asia operating margin declined by 120 basis points, primarily due to the unfavorable impact of approximately 250 basis points related to our retail business, largely driven by an increase in SG&A expenses as a percentage of net revenues, partially offset by an increase in our gross margin. This decline in operating margin was partially offset by the favorable impacts of 80 basis points attributable to foreign currency effects, 20 basis points attributable to our wholesale business, and 30 basis points attributable to other factors, including channel mix.

Unallocated corporate expenses increased by $25.5 million to $148.5 million during the three months ended September 25, 2021. The increase in unallocated corporate expenses was due to higher compensation-related expenses of $25.2 million and higher marketing and advertising expenses of $7.7 million, partially offset by higher intercompany sourcing commission income of $5.7 million (which is offset at the segment level and eliminates in consolidation) and lower other expenses of $1.7 million.
Unallocated restructuring and other charges decreased by $152.8 million to $7.7 million during the three months ended September 25, 2021, as previously discussed above and in Note 8 to the accompanying consolidated financial statements.
Non-operating Income (Expense), Net. Non-operating income (expense), net is comprised of interest expense, interest income, and other income (expense), net, which includes foreign currency gains (losses), equity in income (losses) from our equity-method investees, and other non-operating expenses. During the three-month periods ended September 25, 2021 and September 26, 2020, we reported non-operating expense, net, of $13.8 million and $8.8 million, respectively. The $5.0 million increase in non-operating expense, net was driven by:
•a $3.2 million decline in other income (expense), net, primarily driven by lower net foreign currency gains during the three months ended September 25, 2021 as compared to the prior fiscal year period; and
•a $1.0 million decline in interest income, primarily driven by lower interest rates in financial markets.
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
We reported an income tax provision of $44.8 million and an effective tax rate of 18.8% for the three months ended September 25, 2021, as compared to an income tax provision of $10.0 million and an effective tax rate of (34.4%) for the three months ended September 26, 2020. The $34.8 million increase in our income tax provision was primarily driven by the increase in our pretax income, partially offset by the absence of valuation allowances recorded against certain deferred tax assets in the prior fiscal year period, favorable tax impacts related to earnings generated in lower taxed jurisdictions versus the U.S., and favorable permanent adjustments. See Note 9 to the accompanying consolidated financial statements.
Net Income (Loss).    We reported net income of $193.3 million for the three months ended September 25, 2021, as compared to a net loss of $39.1 million for the three months ended September 26, 2020. The $232.4 million increase in net income was primarily due to the increase in our operating income, partially offset by the increase in our income tax provision, both as previously discussed. Our operating results during the three-month periods ended September 25, 2021 and September 26, 2020 included net restructuring-related charges, impairment of assets, and certain other charges (benefits) totaling $4.7 million and $171.2 million, respectively, which had an after-tax effect of reducing net income by $3.7 million and $146.2 million, respectively.
Net Income (Loss) per Diluted Share.    We reported net income per diluted share of $2.57 for the three months ended September 25, 2021, as compared to a net loss per diluted share of $0.53 for the three months ended September 26, 2020. The $3.10 per share increase was driven by the higher level of net income, as previously discussed. Net income per diluted share for the three-month periods ended September 25, 2021 and September 26, 2020 were also negatively impacted by $0.05 per share and $1.97 per share, respectively, as a result of net restructuring-related charges, impairment of assets, and certain other charges (benefits), as previously discussed.

Six Months Ended September 25, 2021 Compared to Six Months Ended September 26, 2020
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Six Months Ended
	September 25, 2021	September 26, 2020	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$2,880.4	$1,681.0	$1,199.4	71.4%
Cost of goods sold	(897.1)	(532.9)	(364.2)	68.3%
Gross profit	1,983.3	1,148.1	835.2	72.8%
Gross profit as % of net revenues	68.9%	68.3%		60 bps
Selling, general, and administrative expenses	(1,483.1)	(1,135.8)	(347.3)	30.6%
SG&A expenses as % of net revenues	51.5%	67.6%		(1,610 bps)
Impairment of assets	(19.3)	(33.1)	13.8	(41.6%)
Restructuring and other charges	(8.4)	(167.5)	159.1	(95.0%)
Operating income (loss)	472.5	(188.3)	660.8	NM
Operating income (loss) as % of net revenues	16.4%	(11.2%)		2,760 bps
Interest expense	(26.9)	(22.4)	(4.5)	20.0%
Interest income	3.0	5.1	(2.1)	(40.9%)
Other income (expense), net	(0.5)	3.9	(4.4)	NM
Income (loss) before income taxes	448.1	(201.7)	649.8	NM
Income tax benefit (provision)	(90.1)	34.9	(125.0)	NM
Effective tax rate(a)	20.1%	17.3%		280 bps
Net income (loss)	$358.0	$(166.8)	$524.8	NM
Net income (loss) per common share:
Basic	$4.84	$(2.27)	$7.11	NM
Diluted	$4.75	$(2.27)	$7.02	NM

(a)Effective tax rate is calculated by dividing the income tax benefit (provision) by income (loss) before income taxes.
NM Not meaningful.
Net Revenues.    Net revenues increased by $1.199 billion, or 71.4%, to $2.880 billion during the six months ended September 25, 2021 as compared to the six months ended September 26, 2020, including net favorable foreign currency effects of $43.7 million. On a constant currency basis, net revenues increased by $1.156 billion, or 68.8%. The increase in net revenues reflected growth across all regions largely driven by a reduction in store closures and other COVID-19-related disruptions experienced during the current fiscal year period as compared to the prior fiscal year period, coupled with continued growth in our digital commerce operations and overall stronger consumer demand.
The following table summarizes the percentage change in our consolidated comparable store sales for the six months ended September 25, 2021 as compared to the prior fiscal year period:

% Change
Digital commerce	37%
Brick and mortar	59%
Total comparable store sales	55%

Our global average store count decreased by 30 stores and concession shops during the six months ended September 25, 2021 compared with the six months ended September 26, 2020, largely driven by the sale of our Club Monaco business on June 26, 2021, partially offset by new openings in Asia.
Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the comparable prior fiscal year period, are provided below:

	Six Months Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	September 25, 2021	September 26, 2020	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$1,365.2	$708.0	$657.2	$2.8	$654.4	92.8%	92.4%
Europe	850.4	480.2	370.2	26.2	344.0	77.1%	71.7%
Asia	558.1	408.5	149.6	14.6	135.0	36.6%	33.1%
Other non-reportable segments	106.7	84.3	22.4	0.1	22.3	26.5%	26.4%
Total net revenues	$2,880.4	$1,681.0	$1,199.4	$43.7	$1,155.7	71.4%	68.8%
North America net revenues — Net revenues increased by $657.2 million, or 92.8%, during the six months ended September 25, 2021 as compared to the six months ended September 26, 2020, including net favorable foreign currency effects of $2.8 million. On a constant currency basis, net revenues increased by $654.4 million, or 92.4%.
The $657.2 million net increase in North America net revenues was driven by:
•a $376.8 million net increase related to our North America retail business, reflecting a reduction in store closures and other COVID-19-related disruptions and the continued growth in our digital commerce operations. On a constant currency basis, net revenues increased by $375.0 million, reflecting increases of $346.8 million in comparable store sales and $28.2 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our North America retail business:

% Change
Digital commerce	41%
Brick and mortar	95%
Total comparable store sales	77%
•a $280.4 million net increase related to our North America wholesale business largely driven by minimal shipments during the comparable prior fiscal year period due to significant COVID-19-related business disruptions, coupled with overall stronger consumer demand.
Europe net revenues — Net revenues increased by $370.2 million, or 77.1%, during the six months ended September 25, 2021 as compared to the six months ended September 26, 2020, including net favorable foreign currency effects of $26.2 million. On a constant currency basis, net revenues increased by $344.0 million, or 71.7%.
The $370.2 million net increase in Europe net revenues was driven by:
•a $223.3 million net increase related to our Europe wholesale business largely driven by minimal shipments during the comparable prior fiscal year period due to significant COVID-19-related business disruptions, overall stronger consumer demand, and net favorable foreign currency effects of $11.1 million; and
•a $146.9 million net increase related to our Europe retail business, reflecting a reduction in store closures and other COVID-19-related disruptions and the continued growth in our digital commerce operations, as well as net favorable foreign currency effects of $15.1 million. On a constant currency basis, net revenues increased by $131.8 million, reflecting increases of $120.0 million in comparable store sales and $11.8 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Europe retail business:

% Change
Digital commerce	23%
Brick and mortar	60%
Total comparable store sales	51%
Asia net revenues — Net revenues increased by $149.6 million, or 36.6%, during the six months ended September 25, 2021 as compared to the six months ended September 26, 2020, including net favorable foreign currency effects of $14.6 million. On a constant currency basis, net revenues increased by $135.0 million, or 33.1%.
The $149.6 million net increase in Asia net revenues was driven by:
•a $135.4 million net increase related to our Asia retail business, reflecting a reduction in store closures and other COVID-19-related disruptions and the continued growth in our digital commerce operations, as well as net favorable foreign currency effects of $13.9 million. On a constant currency basis, net revenues increased by $121.5 million, reflecting increases of $80.3 million in comparable store sales and $41.2 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Asia retail business:

% Change
Digital commerce	55%
Brick and mortar	21%
Total comparable store sales	23%
•a $14.2 million net increase related to our Asia wholesale business, reflecting increases across all regions, most notably in Australia, South Korea, and Japan.
Gross Profit.    Gross profit increased by $835.2 million, or 72.8%, to $1.983 billion for the six months ended September 25, 2021, including net favorable foreign currency effects of $42.1 million. Gross profit as a percentage of net revenues increased to 68.9% for the six months ended September 25, 2021 from 68.3% for the six months ended September 26, 2020. The 60 basis point increase was primarily driven by improved product mix, pricing, and lower levels of promotional activity, partially offset by higher product costs and the absence of unusual geographic and channel mix benefits experienced during the prior fiscal year period in connection with COVID-19-related business disruptions in North America and Europe.
Selling, General, and Administrative Expenses.    SG&A expenses increased by $347.3 million, or 30.6%, to $1.483 billion for the six months ended September 25, 2021, including net unfavorable foreign currency effects of $24.5 million. The increase in SG&A expenses reflects a reduction in the magnitude of COVID-19 business disruptions and our related mitigating actions, which during the prior fiscal year period included (i) lower compensation-related expenses driven by employee furloughs, reduced pay for our executives, senior management team, and Board of Directors, as well as COVID-19-related government subsidies, and (ii) lower rent and occupancy costs largely driven by reduced percentage-of-sales-based rent due to widespread store closures and a reduction in traffic, as well as rent abatements negotiated with certain of our landlords. The increase in SG&A expenses also reflects lower favorable COVID-19-related bad debt expense adjustments recorded during the six months ended September 25, 2021 as compared to the prior fiscal year period, offset by expense savings associated with the disposition of our Club Monaco business at the end of the first quarter of Fiscal 2022. SG&A expenses as a percentage of net revenues declined to 51.5% for the six months ended September 25, 2021 from 67.6% for the six months ended September 26, 2020. The 1,610 basis point decline was primarily driven by operating leverage on higher net revenues, partially offset by higher expenses across various categories as we returned to more normalized operations in comparison to the prior fiscal year period.

The $347.3 million increase in SG&A expenses was driven by:

Six Months Ended September 25, 2021 Compared to Six Months Ended September 26, 2020
(millions)
SG&A expense category:
Compensation-related expenses	$147.1
Marketing and advertising expenses	80.2
Rent and occupancy costs	32.2
Selling-related expenses	29.9
Bad debt expense	24.5
Shipping and handling costs	18.6
Other	14.8
Total increase in SG&A expenses	$347.3
Impairment of Assets. During the six-month periods ended September 25, 2021 and September 26, 2020, we recorded non-cash impairment charges of $19.3 million and $33.1 million, respectively, to write-down certain long-lived assets. See Note 7 to the accompanying consolidated financial statements.
Restructuring and Other Charges. During the six-month periods ended September 25, 2021 and September 26, 2020, we recorded restructuring charges of $2.5 million and $160.2 million, respectively, primarily consisting of severance and benefits costs, as well as other charges of $5.9 million and $7.3 million, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired. See Note 8 to the accompanying consolidated financial statements.
Operating Income (Loss).    We reported operating income of $472.5 million for the six months ended September 25, 2021, as compared to an operating loss of $188.3 million for the six months ended September 26, 2020. The increase in operating income reflects the return to more normalized operations in comparison to the prior fiscal year period, as previously discussed, as well as net favorable foreign currency effects of $17.6 million. Our operating results during the six-month periods ended September 25, 2021 and September 26, 2020 were negatively impacted by net restructuring-related charges, impairment of assets, and certain other charges (benefits) totaling $15.1 million and $165.1 million, respectively. Operating income as a percentage of net revenues was 16.4% for the six months ended September 25, 2021, reflecting a 2,760 basis point increase from the prior fiscal year period. The increase in operating income as a percentage of net revenues was primarily driven by lower net restructuring-related charges, impairment of assets, and certain other charges (benefits) recorded during the six months ended September 25, 2021 as compared to the prior fiscal year period, the decrease in SG&A expenses as a percentage of net revenues, and the increase in our gross margin, all as previously discussed.

Operating income (loss) and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the comparable prior fiscal year period, are provided below:

	Six Months Ended
	September 25, 2021		September 26, 2020
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$356.9	26.1%	$98.5	13.9%	$258.4	1,220 bps
Europe	256.3	30.1%	66.7	13.9%	189.6	1,620 bps
Asia	103.8	18.6%	51.2	12.5%	52.6	610 bps
Other non-reportable segments	67.7	63.4%	16.1	19.1%	51.6	4,430 bps
	784.7		232.5		552.2
Unallocated corporate expenses	(303.8)		(253.3)		(50.5)
Unallocated restructuring and other charges	(8.4)		(167.5)		159.1
Total operating income (loss)	$472.5	16.4%	$(188.3)	(11.2%)	$660.8	2,760 bps
North America operating margin improved by 1,220 basis points, primarily due to the favorable impacts of approximately 870 basis points and 560 basis points related to our retail and wholesale businesses, respectively, both largely driven by a decline in SG&A expenses as a percentage of net revenues driven by operating leverage on higher net revenues, as well as an increase in our gross margin. These improvements in operating margin were partially offset by the unfavorable impact of 210 basis points attributable to lower net favorable COVID-19-related bad debt expense and non-routine inventory adjustments recorded during the six months ended September 25, 2021 as compared to the prior fiscal year period, partially offset by lower impairment of assets recorded during the current fiscal year period.
Europe operating margin improved by 1,620 basis points, primarily due to the favorable impacts of approximately 630 basis points and 560 basis points related to our wholesale and retail businesses, respectively, both largely driven by a decline in SG&A expenses as a percentage of net revenues driven by operating leverage on higher net revenues. The basis point improvement of our wholesale business also reflected an increase in our gross margin, while the improvement in our retail business reflected a decline in our gross margin. The overall improvement in operating margin also reflected the favorable impact of 330 basis points attributable to lower impairment of assets during the six months ended September 25, 2021 as compared to the prior fiscal year period, partially offset by lower favorable COVID-19-related bad debt expense adjustments recorded during the current fiscal year period. The remaining improvement in operating margin was driven by favorable channel mix of approximately 80 basis points and foreign currency effects of 20 basis points.
Asia operating margin improved by 610 basis points, primarily due to the favorable impacts of approximately 350 basis points and 70 basis points related to our retail and wholesale businesses, respectively, both largely driven by a decline in SG&A expenses as a percentage of net revenues driven by operating leverage on higher net revenues. The basis point improvement of our retail business also reflected an increase in our gross margin. The overall improvement in operating margin also reflected approximately 110 basis points attributable to favorable foreign currency effects, as well as approximately 50 basis points attributable to lower non-routine inventory charges and impairment of assets recorded during the six months ended September 25, 2021 as compared to the prior fiscal year period. The remaining 30 basis point improvement was primarily driven by favorable channel mix.
Unallocated corporate expenses increased by $50.5 million to $303.8 million during the six months ended September 25, 2021. The increase in unallocated corporate expenses was due to higher compensation-related expenses of $57.3 million, higher impairment charges of $17.5 million, and higher marketing and advertising expenses of $12.3 million, partially offset by higher intercompany sourcing commission income of $26.9 million (which is offset at the segment level and eliminates in consolidation) and lower other expenses of $9.7 million.
Unallocated restructuring and other charges decreased by $159.1 million to $8.4 million during the six months ended September 25, 2021, as previously discussed above and in Note 8 to the accompanying consolidated financial statements.

Non-operating Income (Expense), Net. During the six-month periods ended September 25, 2021 and September 26, 2020, we reported non-operating expense, net of $24.4 million and $13.4 million, respectively. The $11.0 million increase in non-operating expense, net was driven by:
•a $4.5 million increase in interest expense, primarily driven by the higher average level of outstanding debt during the six months ended September 25, 2021 as compared to the prior fiscal year period (see "Financial Condition and Liquidity — Cash Flows");
•a $4.4 million decline in other income (expense), net, primarily driven by lower net foreign currency gains during the six months ended September 25, 2021 as compared to the prior fiscal year period; and
•a $2.1 million decline in interest income, primarily driven by lower interest rates in financial markets.
Income Tax Benefit (Provision).   We reported an income tax provision of $90.1 million and an effective tax rate of 20.1% for the six months ended September 25, 2021, as compared to an income tax benefit of $34.9 million and an effective tax rate of 17.3% for the six months ended September 26, 2020. The $125.0 million increase in our income tax provision was driven by the higher level of pretax income, as well as the absence of an income tax benefit recorded during the prior fiscal year period in connection with expected net operating loss carrybacks allowed under the CARES Act and unfavorable tax adjustments related to audit settlements, partially offset by favorable tax benefits related to earnings generated in lower taxed jurisdictions versus the U.S. and stock-based compensation. See Note 9 to the accompanying consolidated financial statements.
Net Income (Loss).    We reported net income of $358.0 million for the six months ended September 25, 2021, as compared to a net loss of $166.8 million for the six months ended September 26, 2020. The $524.8 million increase in net income was primarily due to the increase in our operating income, partially offset by the increase in our income tax provision, both as previously discussed. Our operating results during the six-month periods ended September 25, 2021 and September 26, 2020 were negatively impacted by net restructuring-related charges, impairment of assets, and certain other charges (benefits) totaling $15.1 million and $165.1 million, respectively, which had an after-tax effect of reducing net income by $11.4 million and $140.7 million, respectively.
Net Income (Loss) per Diluted Share.    We reported net income per diluted share of $4.75 for the six months ended September 25, 2021, as compared to a net loss per diluted share of $2.27 for the six months ended September 26, 2020. The $7.02 per share increase was driven by the higher level of net income, as previously discussed. Net income per diluted share for the six-month periods ended September 25, 2021 and September 26, 2020 were also negatively impacted by $0.15 per share and $1.91 per share, respectively, related to net restructuring-related charges, impairment of assets, and certain other charges (benefits), as previously discussed.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of September 25, 2021 and March 27, 2021:

	September 25, 2021	March 27, 2021	$ Change
	(millions)
Cash and cash equivalents	$2,387.9	$2,579.0	$(191.1)
Short-term investments	673.1	197.5	475.6
Current portion of long-term debt(a)	(499.1)	—	(499.1)
Long-term debt(a)	(1,135.5)	(1,632.9)	497.4
Net cash and investments(b)	$1,426.4	$1,143.6	$282.8
Equity	$2,862.8	$2,604.4	$258.4

(a)See Note 10 to the accompanying consolidated financial statements for discussion of the carrying values of our debt.
(b)"Net cash and investments" is defined as cash and cash equivalents, plus investments, less total debt.
The increase in our net cash and investments position at September 25, 2021 as compared to March 27, 2021 was primarily due to operating cash flows of $464.2 million, partially offset by our use of cash to invest in our business through $63.4 million in capital expenditures, to make dividend payments of $50.5 million, and to support Class A common stock repurchases of $39.9 million, representing withholdings in satisfaction of tax obligations for stock-based compensation awards.
The increase in our equity was attributable to our comprehensive income and the net impact of stock-based compensation arrangements, partially offset by our dividends declared during the six months ended September 25, 2021.
Cash Flows
The following table details our cash flows for the six-month periods ended September 25, 2021 and September 26, 2020:

	Six Months Ended
	September 25, 2021	September 26, 2020	$ Change
	(millions)
Net cash provided by (used in) operating activities	$464.2	$(12.7)	$476.9
Net cash provided by (used in) investing activities	(542.4)	13.8	(556.2)
Net cash provided by (used in) financing activities	(102.1)	367.3	(469.4)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(11.0)	23.6	(34.6)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(191.3)	$392.0	$(583.3)
Net Cash Provided by (Used in) Operating Activities.    Net cash provided by operating activities was $464.2 million during the six months ended September 25, 2021, as compared to net cash used in operating activities of $12.7 million during the six months ended September 26, 2020. The $476.9 million net increase in cash provided by operating activities was due to an increase in net income before non-cash charges, partially offset by a net unfavorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period.
The net unfavorable change related to our operating assets and liabilities, including our working capital, was primarily driven by:
•a net unfavorable change in our accounts payable and accrued liabilities, driven by an unfavorable change in our restructuring reserve due to a decrease in restructuring charges recorded during the first half of Fiscal 2022 as compared to the prior fiscal year period, partially offset by a favorable change in our dividends payable related to the temporary suspension and subsequent resumption of our quarterly cash dividend program, as well as a favorable change in our accounts payable driven by an increase in our expenses during the second quarter of Fiscal 2022 as compared to the prior fiscal year period; and
•a year-over-year increase in our inventory levels largely to support revenue growth.
These decreases related to our operating assets and liabilities were partially offset by:
•a favorable change related to our accounts receivable, largely driven by a return to more normalized operations in comparison to the prior fiscal year period.
Net Cash Provided by (Used in) Investing Activities.    Net cash used in investing activities was $542.4 million during the six months ended September 25, 2021, as compared to cash provided by investing activities of $13.8 million during the six months ended September 26, 2020. The $556.2 million net decrease in cash provided by investing activities was primarily driven by:
•a $541.4 million decrease in proceeds from sales and maturities of investments, less purchases of investments. During the six months ended September 25, 2021, we made net purchases of investments of $476.9 million, as compared to receiving net proceeds from sales and maturities of investments of $64.5 million during the six months ended September 26, 2020; and
•a $9.5 million increase in capital expenditures. During the six months ended September 25, 2021, we spent $63.4 million on capital expenditures, as compared to $53.9 million during the six months ended September 26, 2020. Our capital expenditures during the six months ended September 25, 2021 primarily related to store openings and renovations, as well as enhancements to our information technology systems.
Over the course of Fiscal 2022, we continue to expect to spend approximately $250 million to $275 million on capital expenditures, in-line with our pre-pandemic levels, primarily related to store openings and renovations, as well as further investment in our digital infrastructure.
Net Cash Provided by (Used in) Financing Activities.    Net cash used in financing activities was $102.1 million during the six months ended September 25, 2021, as compared to net cash provided by financing activities of $367.3 million during the six months ended September 26, 2020. The $469.4 million net decrease in cash provided by financing activities was primarily driven by a $466.9 million decrease in cash proceeds from the issuance of debt, less debt repayments. During the six months ended September 25, 2021, we did not issue or repay any debt. On a comparative basis, during the six months ended September 26, 2020, we received $1.242 billion in proceeds from the issuance of our 1.700% unsecured notes and 2.950% unsecured senior notes, a portion of which was used to repay $475.0 million of borrowings previously outstanding under our credit facilities and our previously outstanding $300.0 million principal amount of unsecured 2.625% senior notes that matured August 18, 2020.
Sources of Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, our available cash and cash equivalents and short-term investments, availability under our credit and overdraft facilities and commercial paper program, and other available financing options.
During the six months ended September 25, 2021, we generated $464.2 million of net cash flows from our operations. As of September 25, 2021, we had $3.061 billion in cash, cash equivalents, and short-term investments, of which $1.242 billion were held by our subsidiaries domiciled outside the U.S. We are not dependent on foreign cash to fund our domestic operations. Undistributed foreign earnings that were subject to the Tax Cuts and Jobs Act's one-time mandatory transition tax as of December 31, 2017 are not considered to be permanently reinvested and may be repatriated to the U.S. in the future with minimal or no additional U.S. taxation. We intend to permanently reinvest undistributed foreign earnings generated after December 31, 2017 that were not subject to the one-time mandatory transition tax. However, if our plans change and we choose to repatriate post-2017 earnings to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.

The following table presents the total availability, borrowings outstanding, and remaining availability under our credit and overdraft facilities and Commercial Paper Program as of September 25, 2021:

	September 25, 2021
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
(c)Represents outstanding letters of credit for which we were contingently liable under the Global Credit Facility as of September 25, 2021.
We believe that the Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of September 25, 2021, there were eight financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 20%. In accordance with the terms of the agreement, we have the ability to expand our borrowing availability under the Global Credit Facility to $1 billion through the full term of the facility, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments.
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
Our sources of liquidity are used to fund our ongoing cash requirements, including working capital requirements, global retail store and digital commerce expansion, construction and renovation of shop-within-shops, investment in infrastructure, including technology, acquisitions, joint ventures, payment of dividends, debt repayments, Class A common stock repurchases, settlement of contingent liabilities (including uncertain tax positions), and other corporate activities, including our restructuring actions. We believe that our existing sources of cash, the availability under our credit facilities, and our ability to access capital markets will be sufficient to support our operating, capital, and debt service requirements for the foreseeable future, the ongoing development of our businesses, and our plans for further business expansion. However, prolonged periods of adverse economic conditions or business disruptions in any of our key regions, or a combination thereof, such as those resulting from pandemic diseases and other catastrophic events, could impede our ability to pay our obligations as they become due or return value to our shareholders, as well as delay previously planned expenditures related to our operations.
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
The Global Credit Facility contains a number of covenants, as described in Note 10 to the accompanying consolidated financial statements. As of September 25, 2021, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility. The Pan-Asia Borrowing Facilities do not contain any financial covenants.
See Note 10 to the accompanying consolidated financial statements and Note 11 of the Fiscal 2021 10-K for additional information relating to our debt and covenant compliance.
Common Stock Repurchase Program
On May 13, 2019, our Board of Directors approved an expansion of our existing common stock repurchase program that allowed us to repurchase up to an additional $600 million of Class A common stock. As of September 25, 2021, the remaining availability under our Class A common stock repurchase program was approximately $580 million. Repurchases of shares of Class A common stock are subject to certain restrictions under our Global Credit Facility and more generally overall business and market conditions. Accordingly, in response to business disruptions related to the COVID-19 pandemic, effective beginning in the first quarter of Fiscal 2021, we temporarily suspended our common stock repurchase program as a preemptive action to preserve cash and strengthen our liquidity position. However, we anticipate resuming activities under our Class A common stock repurchase program during the second half of Fiscal 2022.
See Note 14 to the accompanying consolidated financial statements for additional information relating to our Class A common stock repurchase program.
Dividends
Except as discussed below, we have maintained a regular quarterly cash dividend program on our common stock since 2003.
In response to business disruptions related to the COVID-19 pandemic, effective beginning in the first quarter of Fiscal 2021 we temporarily suspended our quarterly cash dividend program as a preemptive action to preserve cash and strengthen our liquidity position. On May 19, 2021, our Board of Directors approved the reinstatement of our quarterly cash dividend program at the pre-pandemic amount of $0.6875 per share. The second quarter Fiscal 2022 dividend of $0.6875 per share was declared on September 10, 2021, was payable to shareholders of record at the close of business on September 24, 2021, and was paid on October 8, 2021.
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
Given our use of derivative instruments, we are exposed to the risk that the counterparties to such contracts will fail to meet their contractual obligations. To mitigate such counterparty credit risk, it is our policy to only enter into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. Our established policies and procedures for mitigating credit risk include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties, when possible, to further mitigate credit risk. As a result of the above considerations, we do not believe that we are exposed to undue concentration of counterparty risk with respect to our derivative contracts as of September 25, 2021. However, we do have in aggregate $16.1 million of derivative instruments in net asset positions held across five creditworthy financial institutions.
Foreign Currency Risk Management
We manage our exposure to changes in foreign currency exchange rates using forward foreign currency exchange and cross-currency swap contracts. Refer to Note 12 to the accompanying consolidated financial statements for a summary of the notional amounts and fair values of our outstanding forward foreign currency exchange and cross-currency swap contracts, as well as the impact on earnings and other comprehensive income of such instruments as of September 25, 2021.
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

Cross-Currency Swap Contracts
We periodically designate pay-fixed rate, receive-fixed rate cross-currency swap contracts as hedges of our net investment in certain European subsidiaries.
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
Investment Risk Management
As of September 25, 2021, we had cash and cash equivalents on-hand of $2.388 billion, consisting of deposits in interest bearing accounts, investments in money market deposit accounts, and investments in time deposits with original maturities of 90 days or less. Our other significant investments included $673.1 million of short-term investments, consisting of investments in time deposits with original maturities greater than 90 days; and $8.8 million of restricted cash held in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters and real estate leases.
We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed in Note 3 to the accompanying consolidated financial statements. Our investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in our investment policy. See Note 12 to the accompanying consolidated financial statements for further detail of the composition of our investment portfolio as of September 25, 2021.
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
Goodwill Impairment Assessment
We performed our annual goodwill impairment assessment using a qualitative approach as of the beginning of the second quarter of Fiscal 2022. In performing the assessment, we identified and considered the significance of relevant key factors, events, and circumstances that affected the fair values and/or carrying amounts of our reporting units with allocated goodwill. These factors included external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as our actual and expected financial performance. Additionally, we also considered the results of our most recent quantitative goodwill impairment test, which was performed as of the end of Fiscal 2020 and incorporated assumptions related to COVID-19 business disruptions, the results of which indicated that the fair values of these reporting units significantly exceeded their respective carrying values. Based on the results of our qualitative goodwill impairment assessment, we concluded that it is not more likely than not that the fair values of our reporting units are less than their respective carrying values, and there were no reporting units at risk of impairment.
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
We carried out an evaluation based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our principal executive and principal financial officers have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of September 25, 2021. There has been no change in the Company's internal control over financial reporting during the fiscal quarter ended September 25, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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

No shares of the Company's Class B common stock were converted into Class A common stock during the three months ended September 25, 2021.
(b)     Not Applicable
(c)Stock Repurchases
The following table sets forth the repurchases of shares of the Company's Class A common stock during the three months ended September 25, 2021:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(b)
				(millions)
June 27, 2021 to July 24, 2021	10,922	$121.96	—	$580
July 25, 2021 to August 21, 2021	77,455	123.73	—	580
August 22, 2021 to September 25, 2021	20	115.69	—	580
	88,397		—

(a)Represents shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.
(b)Repurchases of shares of Class A common stock are subject to certain restrictions under the Company's Global Credit Facility and, more generally, overall business and market conditions. Accordingly, in response to business disruptions related to the COVID-19 pandemic, effective beginning in the first quarter of Fiscal 2021, the Company temporarily suspended its common stock repurchase program as a preemptive action to preserve cash and strengthen its liquidity position. However, the Company anticipates resuming activities under its Class A common stock repurchase program during the second half of Fiscal 2022.

Item 6.    Exhibits.

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1/A (File No. 333-24733) filed June 10, 1997)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Form 8-K filed August 16, 2011)
3.3	Fourth Amended and Restated By-Laws of the Company (filed as Exhibit 3.3 to the Form 10-Q filed August 10, 2017)
10.1*	Form of Restricted Stock Unit Award Agreement under the 2019 Long-Term Stock Incentive Plan†
10.2*	Form of Performance Share Unit Award- PSU Operating Profit Margin Agreement under the 2019 Long-Term Stock Incentive Plan†
10.3*	Form of Performance Share Unit Award- TSR Agreement under the 2019 Long-Term Stock Incentive Plan†
31.1*	Certification of Principal Executive Officer pursuant to 17 CFR 240.13a-14(a)
31.2*	Certification of Principal Financial Officer pursuant to 17 CFR 240.13a-14(a)
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

Date: November 3, 2021

