Form 10-Q
period 2021-12-25
RALPH LAUREN CORP
filed 2022-02-03
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 25, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At January 28, 2022, 46,286,005 shares of the registrant's Class A common stock, $.01 par value, and 24,881,276 shares of the registrant's Class B common stock, $.01 par value, were outstanding.

RALPH LAUREN CORPORATION

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 25, 2021	March 27, 2021
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,276.8	$2,579.0
Short-term investments	710.2	197.5
Accounts receivable, net of allowances of $210.5 million and $213.8 million	410.7	451.5
Inventories	929.1	759.0
Income tax receivable	48.0	54.4
Prepaid expenses and other current assets	192.5	166.6
Total current assets	4,567.3	4,208.0
Property and equipment, net	965.4	1,014.0
Operating lease right-of-use assets	1,131.6	1,239.5
Deferred tax assets	339.6	283.9
Goodwill	920.0	934.6
Intangible assets, net	107.6	121.1
Other non-current assets	104.1	86.4
Total assets	$8,135.6	$7,887.5
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$499.4	$—
Accounts payable	472.8	355.9
Current income tax payable	119.8	50.6
Current operating lease liabilities	264.0	302.9
Accrued expenses and other current liabilities	1,073.6	875.4
Total current liabilities	2,429.6	1,584.8
Long-term debt	1,136.0	1,632.9
Long-term operating lease liabilities	1,168.8	1,294.5
Non-current income tax payable	104.8	118.7
Non-current liability for unrecognized tax benefits	75.1	91.4
Other non-current liabilities	498.4	560.8
Commitments and contingencies (Note 13)
Total liabilities	5,412.7	5,283.1
Equity:
Class A common stock, par value $.01 per share; 106.9 million and 106.1 million shares issued; 46.3 million and 48.3 million shares outstanding	1.0	1.0
Class B common stock, par value $.01 per share; 24.9 million shares issued and outstanding	0.3	0.3
Additional paid-in-capital	2,729.7	2,667.1
Retained earnings	6,298.6	5,872.9
Treasury stock, Class A, at cost; 60.6 million and 57.8 million shares	(6,156.5)	(5,816.1)
Accumulated other comprehensive loss	(150.2)	(120.8)
Total equity	2,722.9	2,604.4
Total liabilities and equity	$8,135.6	$7,887.5
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
	(millions, except per share data)
Net revenues	$1,815.4	$1,432.8	$4,695.8	$3,113.8
Cost of goods sold	(617.3)	(502.4)	(1,514.4)	(1,035.3)
Gross profit	1,198.1	930.4	3,181.4	2,078.5
Selling, general, and administrative expenses	(908.8)	(747.5)	(2,391.9)	(1,883.3)
Impairment of assets	—	(2.6)	(19.3)	(35.7)
Restructuring and other charges, net	(0.2)	(9.9)	(8.6)	(177.4)
Total other operating expenses, net	(909.0)	(760.0)	(2,419.8)	(2,096.4)
Operating income (loss)	289.1	170.4	761.6	(17.9)
Interest expense	(13.4)	(12.2)	(40.3)	(34.6)
Interest income	1.4	2.4	4.4	7.5
Other income (expense), net	0.1	1.6	(0.4)	5.5
Income (loss) before income taxes	277.2	162.2	725.3	(39.5)
Income tax provision	(59.5)	(42.4)	(149.6)	(7.5)
Net income (loss)	$217.7	$119.8	$575.7	$(47.0)
Net income (loss) per common share:
Basic	$2.98	$1.63	$7.82	$(0.64)
Diluted	$2.93	$1.61	$7.68	$(0.64)
Weighted average common shares outstanding:
Basic	73.2	73.6	73.7	73.4
Diluted	74.3	74.6	75.0	73.4
Dividends declared per share	$0.6875	$—	$2.0625	$—
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
	(millions)
Net income (loss)	$217.7	$119.8	$575.7	$(47.0)
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	(30.6)	15.7	(29.8)	46.0
Net gains (losses) on cash flow hedges	0.3	(6.5)	0.4	(17.8)
Net gains (losses) on defined benefit plans	0.1	(0.3)	—	(0.6)
Other comprehensive income (loss), net of tax	(30.2)	8.9	(29.4)	27.6
Total comprehensive income (loss)	$187.5	$128.7	$546.3	$(19.4)
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 25, 2021	December 26, 2020
	(millions)
Cash flows from operating activities:
Net income (loss)	$575.7	$(47.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	169.3	185.5
Deferred income tax benefit	(1.8)	(101.8)
Non-cash stock-based compensation expense	62.6	54.4
Non-cash impairment of assets	19.3	35.7
Bad debt expense reversals	(2.7)	(20.3)
Other non-cash charges (benefits)	5.1	(2.7)
Changes in operating assets and liabilities:
Accounts receivable	31.7	(67.3)
Inventories	(211.6)	(92.0)
Prepaid expenses and other current assets	(37.8)	(0.2)
Accounts payable and accrued liabilities	296.1	351.7
Income tax receivables and payables	(11.0)	39.8
Operating lease right-of-use assets and liabilities, net	(42.2)	(21.6)
Other balance sheet changes	(31.0)	20.4
Net cash provided by operating activities	821.7	334.6
Cash flows from investing activities:
Capital expenditures	(113.6)	(80.8)
Purchases of investments	(1,234.8)	(512.3)
Proceeds from sales and maturities of investments	714.7	848.0
Settlement of net investment hedges	—	3.7
Other investing activities	(2.1)	(2.0)
Net cash provided by (used in) investing activities	(635.8)	256.6
Cash flows from financing activities:
Repayments of credit facility borrowings	—	(475.0)
Proceeds from the issuance of long-term debt	—	1,241.9
Repayments of long-term debt	—	(300.0)
Payments of finance lease obligations	(16.8)	(8.6)
Payments of dividends	(101.1)	(49.8)
Repurchases of common stock, including shares surrendered for tax withholdings	(340.4)	(36.1)
Other financing activities	—	(8.7)
Net cash provided by (used in) financing activities	(458.3)	363.7
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(30.2)	46.8
Net increase (decrease) in cash, cash equivalents, and restricted cash	(302.6)	1,001.7
Cash, cash equivalents, and restricted cash at beginning of period	2,588.0	1,629.8
Cash, cash equivalents, and restricted cash at end of period	$2,285.4	$2,631.5
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended December 25, 2021
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at September 25, 2021	131.8	$1.3	$2,707.7	$6,129.8	58.1	$(5,856.0)	$(120.0)	$2,862.8
Comprehensive income:
Net income				217.7
Other comprehensive loss							(30.2)
Total comprehensive income								187.5
Dividends declared				(48.9)				(48.9)
Repurchases of common stock					2.5	(300.5)		(300.5)
Stock-based compensation			22.0					22.0
Shares issued pursuant to stock-based compensation plans	—	—	—					—
Balance at December 25, 2021	131.8	$1.3	$2,729.7	$6,298.6	60.6	$(6,156.5)	$(150.2)	$2,722.9

	Three Months Ended December 26, 2020
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at September 26, 2020	130.9	$1.3	$2,629.0	$5,827.2	57.8	$(5,813.9)	$(99.5)	$2,544.1
Comprehensive income:
Net income				119.8
Other comprehensive income							8.9
Total comprehensive income								128.7
Dividends declared				—				—
Repurchases of common stock					—	(0.6)		(0.6)
Stock-based compensation			19.8					19.8
Balance at December 26, 2020	130.9	$1.3	$2,648.8	$5,947.0	57.8	$(5,814.5)	$(90.6)	$2,692.0

(a)Includes Class A and Class B common stock.
(b)Accumulated other comprehensive income (loss).

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)

	Nine Months Ended December 25, 2021
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at March 27, 2021	131.0	$1.3	$2,667.1	$5,872.9	57.8	$(5,816.1)	$(120.8)	$2,604.4
Comprehensive income:
Net income				575.7
Other comprehensive loss							(29.4)
Total comprehensive income								546.3
Dividends declared				(150.0)				(150.0)
Repurchases of common stock					2.8	(340.4)		(340.4)
Stock-based compensation			62.6					62.6
Shares issued pursuant to stock-based compensation plans	0.8	—	—					—
Balance at December 25, 2021	131.8	$1.3	$2,729.7	$6,298.6	60.6	$(6,156.5)	$(150.2)	$2,722.9

	Nine Months Ended December 26, 2020
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at March 28, 2020	129.8	$1.3	$2,594.4	$5,994.0	57.3	$(5,778.4)	$(118.2)	$2,693.1
Comprehensive loss:
Net loss				(47.0)
Other comprehensive income							27.6
Total comprehensive loss								(19.4)
Dividends declared				—				—
Repurchases of common stock					0.5	(36.1)		(36.1)
Stock-based compensation			54.4					54.4
Shares issued pursuant to stock-based compensation plans	1.1	—	—					—
Balance at December 26, 2020	130.9	$1.3	$2,648.8	$5,947.0	57.8	$(5,814.5)	$(90.6)	$2,692.0

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday immediately before or after March 31. As such, fiscal year 2022 will end on April 2, 2022 and will be a 53-week period ("Fiscal 2022"). Fiscal year 2021 ended on March 27, 2021 and was a 52-week period ("Fiscal 2021"). The third quarter of Fiscal 2022 ended on December 25, 2021 and was a 13-week period. The third quarter of Fiscal 2021 ended on December 26, 2020 and was also a 13-week period.
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
Seasonality of Business
The Company's business is typically affected by seasonal trends, with higher levels of retail sales in its second and third fiscal quarters and higher wholesale sales in its second and fourth fiscal quarters. These trends result primarily from the timing of key vacation travel, back-to-school, and holiday shopping periods impacting its retail business and the timing of seasonal wholesale shipments. As a result of changes in its business, consumer spending patterns, and the macroeconomic environment, including those resulting from pandemic diseases and other catastrophic events, historical quarterly operating trends and working capital requirements may not be indicative of the Company's future performance. In addition, fluctuations in sales, operating income (loss), and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, the Company's operating results and cash flows for the three-month and nine-month periods ended December 25, 2021 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2022.
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
As a result of the COVID-19 pandemic, the Company has experienced varying degrees of business disruptions and periods of closure of its stores, distribution centers, and corporate facilities, as have the Company's wholesale customers, licensing partners, suppliers, and vendors. During the first quarter of Fiscal 2021 at the peak of the pandemic, the majority of the Company's stores in key markets were closed for an average of 8 to 10 weeks due to government-mandated lockdowns and

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
other restrictions, resulting in significant adverse impacts to its operating results. Resurgences and outbreaks in certain parts of the world resulted in further business disruptions periodically throughout Fiscal 2021, most notably in Europe where a significant number of the Company's stores were closed for approximately two to three months during the second half of Fiscal 2021, including during the holiday period, due to government-mandated lockdowns and other restrictions. Such disruptions continued throughout Fiscal 2022 in certain regions, although to a lesser extent than the comparable prior year fiscal period. Further, throughout the course of the pandemic, the majority of the Company's stores that were able to remain open have periodically been subject to limited operating hours and/or customer capacity levels in accordance with local health guidelines, with traffic remaining challenged. However, the Company's digital commerce operations have grown significantly from pre-pandemic levels, due in part to our investments and enhanced capabilities, as well as changes in consumer shopping preferences. The Company's wholesale and licensing businesses have experienced similar impacts, particularly in North America and Europe.
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
Despite the introduction of COVID-19 vaccines and recent improvements in the global economy as a whole, the pandemic remains volatile and continues to evolve, including the emergence of variants of the virus, such as the Delta variant and, most recently, the Omicron variant, which could adversely affect consumer sentiment and confidence. Accordingly, the Company cannot predict for how long and to what extent the pandemic will impact its business operations or the overall global economy. The Company will continue to assess its operations location-by-location, considering the guidance of local governments and global health organizations.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
based on actual customer notifications of order fulfillment discrepancies and historical trends. The Company reviews and refines these estimates on at least a quarterly basis. The Company's historical estimates of these amounts have not differed materially from actual results.
Revenue from the Company's licensing arrangements is recognized over time during the period that licensees are provided access to the Company's trademarks (i.e., symbolic intellectual property) and benefit from such access through their own sales of licensed products. These arrangements require licensees to pay a sales-based royalty, which for most arrangements, may be subject to a contractually-guaranteed minimum royalty amount. Payments are generally due quarterly and, depending on time of receipt, may be recorded as a liability until recognized as revenue. The Company recognizes revenue for sales-based royalty arrangements (including those for which the royalty exceeds any contractually-guaranteed minimum royalty amount) as licensed products are sold by the licensee. If a sales-based royalty is not ultimately expected to exceed a contractually-guaranteed minimum royalty amount, the minimum is generally recognized as revenue ratably over the respective contractual period. This sales-based output measure of progress and pattern of recognition best represents the value transferred to the licensee over the term of the arrangement, as well as the amount of consideration that the Company is entitled to receive in exchange for providing access to its trademarks. As of December 25, 2021, contractually-guaranteed minimum royalty amounts expected to be recognized as revenue during future periods were as follows:

Contractually-Guaranteed Minimum Royalties(a)
(millions)
Remainder of Fiscal 2022	$16.2
Fiscal 2023	96.9
Fiscal 2024	67.2
Fiscal 2025	33.2
Fiscal 2026	16.4
Fiscal 2027 and thereafter	26.7
Total	$256.6

(a)Amounts presented do not contemplate potential contract renewals or royalties earned in excess of the contractually-guaranteed minimums.
Disaggregated Net Revenues
The following tables disaggregate the Company's net revenues into categories that depict how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors for the fiscal periods presented:

	Three Months Ended
	December 25, 2021					December 26, 2020
	North America	Europe	Asia	Other	Total	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$638.4	$246.4	$364.2	$—	$1,249.0	$453.0	$165.9	$313.7	$30.0	$962.6
Wholesale	290.3	216.5	18.4	0.2	525.4	262.4	149.7	15.9	5.4	433.4
Licensing	—	—	—	41.0	41.0	—	—	—	36.8	36.8
Total	$928.7	$462.9	$382.6	$41.2	$1,815.4	$715.4	$315.6	$329.6	$72.2	$1,432.8

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended
	December 25, 2021					December 26, 2020
	North America	Europe	Asia	Other	Total	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$1,472.5	$646.7	$885.4	$27.2	$3,031.8	$910.3	$419.3	$699.5	$57.6	$2,086.7
Wholesale	821.4	666.6	55.3	5.5	1,548.8	513.1	376.5	38.6	8.2	936.4
Licensing	—	—	—	115.2	115.2	—	—	—	90.7	90.7
Total	$2,293.9	$1,313.3	$940.7	$147.9	$4,695.8	$1,423.4	$795.8	$738.1	$156.5	$3,113.8

(a)Net revenues from the Company's retail and wholesale businesses are recognized at a point in time. Net revenues from the Company's licensing business are recognized over time.
Deferred Income
Deferred income represents cash payments received in advance of the Company's transfer of control of products or services to its customers and generally consists of unredeemed gift cards (net of breakage) and advance royalty payments from licensees. The Company's deferred income balances were $15.4 million and $12.1 million as of December 25, 2021 and March 27, 2021, respectively, and were primarily recorded within accrued expenses and other current liabilities within the consolidated balance sheets. The majority of the deferred income balance as of December 25, 2021 is expected to be recognized as revenue within the next twelve months.
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
A summary of shipping and handling costs for the fiscal periods presented is as follows:

	Three Months Ended		Nine Months Ended
	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
	(millions)
Shipping costs	$24.1	$18.3	$52.9	$38.9
Handling costs	43.4	38.9	113.6	98.7
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The weighted-average number of common shares outstanding used to calculate basic net income (loss) per common share is reconciled to shares used to calculate diluted net income (loss) per common share as follows:

	Three Months Ended		Nine Months Ended
	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
	(millions)
Basic shares	73.2	73.6	73.7	73.4
Dilutive effect of RSUs and stock options	1.1	1.0	1.3	—	(a)
Diluted shares	74.3	74.6	75.0	73.4

(a)Incremental shares of 1.2 million attributable to outstanding RSUs were excluded from the computation of diluted shares for the nine months ended December 26, 2020 as such shares would not be dilutive given the net loss incurred during that fiscal year period.
All earnings per share amounts have been calculated using unrounded numbers. The Company has outstanding performance-based RSUs, which are included in the computation of diluted shares only to the extent that the underlying performance conditions (i) have been satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. In addition, options to purchase shares of the Company's Class A common stock at an exercise price greater than the average market price of such common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income (loss) per common share. As of December 25, 2021 and December 26, 2020, there were 0.4 million and 0.7 million, respectively, of additional shares issuable contingent upon vesting of performance-based RSUs and upon exercise of anti-dilutive stock options that were excluded from the diluted shares calculations.
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
A rollforward of the activity in the Company's reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented as follows:

	Three Months Ended		Nine Months Ended
	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
	(millions)
Beginning reserve balance	$184.8	$171.9	$173.7	$204.7
Amount charged against revenue to increase reserve	101.1	86.0	289.8	169.9
Amount credited against customer accounts to decrease reserve	(106.0)	(86.8)	(283.2)	(208.9)
Foreign currency translation	(4.3)	4.1	(4.7)	9.5
Ending reserve balance	$175.6	$175.2	$175.6	$175.2
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A rollforward of the activity in the Company's allowance for doubtful accounts is presented as follows:

	Three Months Ended		Nine Months Ended
	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
	(millions)
Beginning reserve balance	$37.9	$46.3	$40.1	$71.5
Amount recorded to expense to increase (decrease) reserve(a)	(1.8)	5.1	(2.7)	(20.3)
Amount written-off against customer accounts to decrease reserve	(0.5)	(3.5)	(1.8)	(5.1)
Foreign currency translation	(0.7)	1.1	(0.7)	2.9
Ending reserve balance	$34.9	$49.0	$34.9	$49.0

(a)Amounts recorded to bad debt expense are included within SG&A expenses in the consolidated statements of operations.
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department stores, specialty stores, and third-party digital partners around the world, and extends credit based on an evaluation of each customer's financial capacity and condition, usually without requiring collateral. In the Company's wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2021, the Company's sales to its three largest wholesale customers accounted for approximately 14% of total net revenues. Substantially all of the Company's sales to its three largest wholesale customers related to its North America segment. As of December 25, 2021, these three key wholesale customers accounted for approximately 37% of total gross accounts receivable.
Inventories
The Company holds inventory that is sold in its retail stores and digital commerce sites directly to consumers. The Company also holds inventory that is to be sold through wholesale distribution channels to major department stores, specialty stores, and third-party digital partners. Substantially all of the Company's inventories consist of finished goods, which are stated at the lower of cost or estimated realizable value, with cost determined on a weighted-average cost basis. Inventory held by the Company totaled $929.1 million, $759.0 million, and $866.0 million as of December 25, 2021, March 27, 2021, and December 26, 2020, respectively.
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
5.    Property and Equipment
Property and equipment, net consists of the following:

	December 25, 2021	March 27, 2021
	(millions)
Land and improvements	$15.3	$15.3
Buildings and improvements	487.3	492.8
Furniture and fixtures	597.4	608.9
Machinery and equipment	391.6	391.8
Capitalized software	561.2	555.2
Leasehold improvements	1,167.3	1,207.2
Construction in progress	51.8	34.5
	3,271.9	3,305.7
Less: accumulated depreciation	(2,306.5)	(2,291.7)
Property and equipment, net	$965.4	$1,014.0
Property and equipment, net includes finance lease right-of-use ("ROU") assets, which are reflected in the table above based on their nature.
Depreciation expense was $51.8 million and $156.0 million during the three-month and nine-month periods ended December 25, 2021, respectively, and $55.1 million and $169.9 million during the three-month and nine-month periods ended December 26, 2020, respectively, and was recorded primarily within SG&A expenses in the consolidated statements of operations.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.    Other Assets and Liabilities
Prepaid expenses and other current assets consist of the following:

	December 25, 2021	March 27, 2021
	(millions)
Non-trade receivables	$48.6	$28.9
Other taxes receivable	25.7	28.4
Inventory return asset	14.1	8.3
Prepaid advertising and marketing	12.2	9.5
Prepaid software maintenance	12.1	12.9
Tenant allowances receivable	9.2	8.7
Prepaid occupancy expense	8.8	6.7
Prepaid logistic services	6.8	7.1
Prepaid inventory	5.4	5.0
Cloud computing arrangement implementation costs	4.3	8.2
Derivative financial instruments	3.3	5.6
Other prepaid expenses and current assets	42.0	37.3
Total prepaid expenses and other current assets	$192.5	$166.6
Other non-current assets consist of the following:

	December 25, 2021	March 27, 2021
	(millions)
Security deposits	$31.3	$31.1
Derivative financial instruments	23.2	10.2
Cloud computing arrangement implementation costs	8.9	5.3
Restricted cash	7.1	7.5
Deferred rent assets	4.7	3.4
Other non-current assets	28.9	28.9
Total other non-current assets	$104.1	$86.4

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accrued expenses and other current liabilities consist of the following:

	December 25, 2021	March 27, 2021
	(millions)
Accrued operating expenses	$278.1	$225.0
Accrued payroll and benefits	266.2	223.6
Accrued inventory	265.6	196.1
Other taxes payable	93.5	64.6
Dividends payable	48.9	—
Restructuring reserve	40.8	99.8
Accrued capital expenditures	36.0	21.3
Finance lease obligations	20.0	19.7
Deferred income	15.3	12.0
Other accrued expenses and current liabilities	9.2	13.3
Total accrued expenses and other current liabilities	$1,073.6	$875.4
Other non-current liabilities consist of the following:

	December 25, 2021	March 27, 2021
	(millions)
Finance lease obligations	$350.5	$370.5
Deferred lease incentives and obligations	57.6	62.4
Derivative financial instruments	27.5	55.1
Accrued benefits and deferred compensation	13.5	22.4
Deferred tax liabilities	11.7	10.7
Other non-current liabilities	37.6	39.7
Total other non-current liabilities	$498.4	$560.8

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    Impairment of Assets
The Company recorded non-cash impairment charges of $19.3 million during the nine months ended December 25, 2021, and $2.6 million and $26.9 million during the three-month and nine-month periods ended December 26, 2020, respectively, to write-down certain long-lived assets in connection with its restructuring plans (see Note 8).
Additionally, the Company recorded non-cash impairment charges of $8.8 million during the nine months ended December 26, 2020 to write-down long-lived assets primarily related to a certain previously exited real estate location for which the related lease agreement had not yet expired.
See Note 11 for further discussion of these impairment charges.
8.    Restructuring and Other Charges, Net
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
Finally, on June 26, 2021, in connection with its brand portfolio initiative, the Company sold its Club Monaco business to Regent, L.P. ("Regent"), a global private equity firm, with no resulting gain or loss on sale realized during the first quarter of Fiscal 2022. Regent acquired Club Monaco's assets and liabilities in exchange for potential future cash consideration payable by Regent, including earn-out payments based on Club Monaco meeting certain defined revenue thresholds over a five-year period. Accordingly, the Company may realize amounts in the future related to the receipt of such contingent consideration (as discussed further below). Additionally, in connection with this divestiture, the Company is providing Regent with certain operational support for a transitional period of up to 12 months, varying by functional area.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of the charges recorded in connection with the Fiscal 2021 Strategic Realignment Plan during the fiscal periods presented (inclusive of immaterial other restructuring-related charges previously recorded during the first quarter of Fiscal 2021), as well as cumulative charges recorded since its inception, is as follows:

	Three Months Ended		Nine Months Ended
	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020	Cumulative Charges
	(millions)
Cash-related restructuring charges:
Severance and benefit costs	$—	$3.1	$(3.9)	$159.4	$140.3
Other cash charges	1.9	5.8	6.3	9.7	21.2
Total cash-related restructuring charges	1.9	8.9	2.4	169.1	161.5
Non-cash charges:
Impairment of assets (see Note 7)	—	2.6	19.3	26.9	88.7
Inventory-related charges(a)	—	7.0	—	8.3	8.3
Accelerated stock-based compensation expense(b)	—	—	2.0	—	2.0
Total non-cash charges	—	9.6	21.3	35.2	99.0
Total charges	$1.9	$18.5	$23.7	$204.3	$260.5

(a)Inventory-related charges are recorded within cost of goods sold in the consolidated statements of operations.
(b)Accelerated stock-based compensation expense, which was recorded within restructuring and other charges, net in the consolidated statements of operations, related to vesting provisions associated with certain separation agreements.
In addition to the charges summarized in the table above, the Company recognized $3.1 million of income within restructuring and other charges, net in the consolidated statements of operations during the third quarter of Fiscal 2022 primarily related to a certain revenue share clause in its agreement with Regent for the sale of Club Monaco that entitled it to receive a portion of the sales generated by the Club Monaco business during a four-month business transition period.
A summary of current period activity in the restructuring reserve related to the Fiscal 2021 Strategic Realignment Plan is as follows:

	Severance and Benefit Costs	Other Cash Charges	Total
	(millions)
Balance at March 27, 2021	$96.2	$3.2	$99.4
Additions (reductions) charged to expense	(3.9)	6.3	2.4
Cash payments applied against reserve	(52.4)	(9.3)	(61.7)
Non-cash adjustments	0.6	—	0.6
Balance at December 25, 2021	$40.5	$0.2	$40.7
Other Charges
The Company recorded other charges of $1.4 million and $7.3 million during the three-month and nine-month periods ended December 25, 2021, respectively, and $1.0 million and $8.3 million during the three-month and nine-month periods ended December 26, 2020, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.    Income Taxes
Effective Tax Rate
The Company's effective tax rate, which is calculated by dividing each fiscal period's income tax benefit (provision) by pretax income (loss), was 21.4% and 20.6% during the three-month and nine-month periods ended December 25, 2021, respectively, and 26.2% and (18.9%) during the three-month and nine-month periods ended December 26, 2020, respectively. The effective tax rate for the three months ended December 25, 2021 was slightly higher than the U.S. federal statutory income tax rate of 21% primarily due to state taxes, partially offset by the favorable impact of certain permanent adjustments. The effective tax rate for the nine months ended December 25, 2021 was slightly lower than the U.S. federal statutory income tax rate of 21% primarily due to the favorable tax impact of earnings generated in lower taxed foreign jurisdictions versus the U.S. The effective tax rate for the three months ended December 26, 2020 was higher than the U.S. federal statutory income tax rate of 21% primarily due to incremental tax expense resulting from new legislation enacted in connection with the European Union's anti-tax avoidance directive (as discussed further below), valuation allowances recorded against certain deferred tax assets as a result of significant business disruptions attributable to COVID-19 that were expected to impact the ultimate realizability of such assets, and a decrease in the expected net operating loss carryback benefit allowed under the CARES Act (as defined further below). The effective tax rate for the nine months ended December 26, 2020 was lower than the U.S. federal statutory income tax rate of 21% primarily due to incremental tax expense resulting from new legislation enacted in connection with the European Union's anti-tax avoidance directive, valuation allowances recorded against certain deferred tax assets as a result of significant business disruptions attributable to COVID-19, and tax impacts on stock based compensation and other permanent adjustments, partially offset by expected net operating loss carrybacks allowed under the CARES Act.
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
Uncertain Income Tax Benefits
The Company classifies interest and penalties related to unrecognized tax benefits as part of its income tax benefit (provision). The total amount of unrecognized tax benefits, including interest and penalties, was $75.1 million and $91.4 million as of December 25, 2021 and March 27, 2021, respectively, and was included within the non-current liability for unrecognized tax benefits in the consolidated balance sheets.
The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $54.0 million and $68.0 million as of December 25, 2021 and March 27, 2021, respectively.

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
10.    Debt
Debt consists of the following:

	December 25, 2021	March 27, 2021
	(millions)
$400 million 3.750% Senior Notes(a)	$397.6	$397.1
$500 million 1.700% Senior Notes(b)	499.4	498.4
$750 million 2.950% Senior Notes(c)	738.4	737.4
Total debt	1,635.4	1,632.9
Less: current portion of long-term debt	499.4	—
Total long-term debt	$1,136.0	$1,632.9

(a)The carrying value of the 3.750% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $2.4 million and $2.9 million as of December 25, 2021 and March 27, 2021, respectively.
(b)The carrying value of the 1.700% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $0.6 million and $1.6 million as of December 25, 2021 and March 27, 2021, respectively.
(c)The carrying value of the 2.950% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $11.6 million and $12.6 million as of December 25, 2021 and March 27, 2021, respectively.
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
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility (as defined below). Accordingly, the Company does not expect combined borrowings outstanding under the Commercial Paper Program and Global Credit Facility to exceed $500 million. Commercial Paper Program borrowings may be used to support the Company's general working capital and corporate needs. Maturities of commercial paper notes vary, but cannot exceed 397 days from the date of issuance. Commercial paper notes issued under the Commercial Paper Program rank equally in seniority with the Company's other forms of unsecured indebtedness. As of both December 25, 2021 and March 27, 2021, there were no borrowings outstanding under the Commercial Paper Program.
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
Under the Global Credit Facility as originally implemented, U.S. Dollar-denominated borrowings bear interest, at the Company's option, either at (a) a base rate, by reference to the greatest of: (i) the annual prime commercial lending rate of JPMorgan Chase Bank, N.A. in effect from time to time, (ii) the weighted-average overnight Federal funds rate plus 50 basis points, or (iii) one-month LIBOR plus 100 basis points; or (b) LIBOR, adjusted for the Federal Reserve Board's Eurocurrency liabilities maximum reserve percentage, plus a spread of 75 basis points, subject to adjustment based on the Company's credit ratings ("Adjusted LIBOR"). Foreign currency-denominated borrowings bear interest at Adjusted LIBOR. In addition to paying interest on any outstanding borrowings under the Global Credit Facility, the Company is required to pay a commitment fee to the lenders under the Global Credit Facility relating to the unutilized commitments. The commitment fee rate of 6.5 basis points is subject to adjustment based on the Company's credit ratings. Certain of these provisions were amended in January 2022, as discussed further below.
The Global Credit Facility contains a number of covenants that, among other things, restrict the Company's ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make certain investments. As originally implemented, the Global Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the "leverage ratio") of no greater than 4.25 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding, including finance lease obligations, plus all operating lease obligations. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense,

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(iii) depreciation and amortization expense, (iv) operating lease cost, (v) restructuring and other non-recurring expenses, and (vi) acquisition-related costs. This requirement was temporarily amended in May 2020, as discussed below.
In response to the COVID-19 pandemic, the Company entered into an amendment of its Global Credit Facility in May 2020 (the "Amendment"), which among its various provisions (as described in Note 11 of the Fiscal 2021 10-K), temporarily waived its leverage ratio requirement and imposed certain restrictions, including but not limited to, the amount of dividends and distributions on, or purchases, redemptions, repurchases, retirements or acquisitions of, the Company's stock. Subsequently, in November 2021, all terms and conditions reverted back to the original credit facility agreement upon the Company satisfying certain requirements stipulated in the Amendment.
In January 2022, the Company entered into a second amendment of its Global Credit Facility (the "Second Amendment"). Under the Second Amendment, alternate rates of interest were provided for specific Eurocurrency borrowings. Eurocurrency borrowings denominated in Euros bear interest at Adjusted Euro Interbank Offered Rate and those denominated in Japanese Yen bear interest at Adjusted Tokyo Interbank Offered Rate, as each such term is defined in the Global Credit Facility as amended by the Second Amendment.
Upon the occurrence of an Event of Default under the Global Credit Facility, the lenders may cease making loans, terminate the Global Credit Facility, and declare all amounts outstanding to be immediately due and payable. The Global Credit Facility specifies a number of events of default (many of which are subject to applicable grace periods), including, among others, the failure to make timely principal, interest, and fee payments or to satisfy the covenants, including the financial covenant described above. Additionally, the Global Credit Facility provides that an Event of Default will occur if Mr. Ralph Lauren, the Company's Executive Chairman and Chief Creative Officer, and entities controlled by the Lauren family fail to maintain a specified minimum percentage of the voting power of the Company's common stock. As of December 25, 2021, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company's Global Credit Facility.
As of both December 25, 2021 and March 27, 2021, there were no borrowings outstanding under the Global Credit Facility. However, the Company was contingently liable for $9.5 million and $8.9 million of outstanding letters of credit as of December 25, 2021 and March 27, 2021, respectively.
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
•Japan Overdraft Facility — provides Ralph Lauren Corporation Japan with an overdraft amount of up to 5 billion Japanese Yen (approximately $44 million) through April 28, 2022.
As of both December 25, 2021 and March 27, 2021, there were no borrowings outstanding under the Pan-Asia Borrowing Facilities.
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
The following table summarizes the Company's financial assets and liabilities that are measured and recorded at fair value on a recurring basis, excluding accrued interest components:

	December 25, 2021	March 27, 2021
	(millions)
Derivative assets(a)	$26.5	$15.8
Derivative liabilities(a)	28.6	55.4

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the carrying values and the estimated fair values of the Company's debt instruments:

	December 25, 2021		March 27, 2021
	Carrying Value(a)	Fair Value(b)	Carrying Value(a)	Fair Value(b)
	(millions)
$400 million 3.750% Senior Notes	$397.6	$431.0	$397.1	$443.4
$500 million 1.700% Senior Notes	499.4	502.7	498.4	507.8
$750 million 2.950% Senior Notes	738.4	781.8	737.4	779.4

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
During the nine months ended December 25, 2021 and the three-month and nine-month periods ended December 26, 2020, the Company recorded non-cash impairment charges to reduce the carrying values of certain long-lived assets to their estimated fair values. The fair values of these assets were determined based on Level 3 measurements, the related inputs of which included estimates of the amount and timing of the assets' net future discounted cash flows (including any potential sublease income for lease-related ROU assets), based on historical experience and consideration of current trends, market conditions, and comparable sales, as applicable.
The following tables summarize non-cash impairment charges recorded by the Company during the fiscal periods presented to reduce the carrying values of certain long-lived assets to their estimated fair values as of the assessment date:

	Three Months Ended
	December 25, 2021		December 26, 2020
Long-Lived Asset Category	Total Impairments	Fair Value as of Impairment Date	Total Impairments	Fair Value as of Impairment Date
	(millions)
Property and equipment, net	$—	N/A	$2.2	$—
Operating lease right-of-use assets	—	N/A	0.4	—

	Nine Months Ended
	December 25, 2021		December 26, 2020
Long-Lived Asset Category	Total Impairments	Fair Value as of Impairment Date	Total Impairments	Fair Value as of Impairment Date
	(millions)
Property and equipment, net	$1.0	$—	$13.0	$—
Operating lease right-of-use assets	18.3	16.8	22.7	33.9

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
See Note 7 for additional discussion regarding non-cash impairment charges recorded by the Company within the consolidated statements of operations during the fiscal periods presented.
No impairment charges associated with goodwill or other intangible assets were recorded during either of the nine-month periods ended December 25, 2021 or December 26, 2020. The Company performed its annual goodwill impairment assessment using a qualitative approach as of the beginning of the second quarter of Fiscal 2022. In performing the assessment, the Company identified and considered the significance of relevant key factors, events, and circumstances that affected the fair values and/or carrying amounts of its reporting units with allocated goodwill. These factors included external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as the Company's actual and expected financial performance. Additionally, the Company also considered the results of its most recent quantitative goodwill impairment test, which was performed as of the end of Fiscal 2020 and incorporated assumptions related to COVID-19 business disruptions, the results of which indicated that the fair values of these reporting units significantly exceeded their respective carrying values. Based on the results of its qualitative goodwill impairment assessment, the Company concluded that it is not more likely than not that the fair values of its reporting units are less than their respective carrying values and there were no reporting units at risk of impairment.
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
The following table summarizes the Company's outstanding derivative instruments recorded on its consolidated balance sheets as of December 25, 2021 and March 27, 2021:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	December 25, 2021	March 27, 2021	December 25, 2021		March 27, 2021		December 25, 2021		March 27, 2021
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Cash flow hedges	$317.6	$168.9	PP	$3.2	PP	$5.0	(e)	$0.5		$—
Net investment hedges(c)	696.2	723.2	ONCA	23.2	ONCA	10.2	ONCL	27.4	ONCL	55.1
Total Designated Hedges	1,013.8	892.1		26.4		15.2		27.9		55.1
Undesignated Hedges:
FC — Undesignated hedges(d)	191.9	242.4	PP	0.1	PP	0.6	AE	0.7	AE	0.3
Total Hedges	$1,205.7	$1,134.5		$26.5		$15.8		$28.6		$55.4

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
(e)$0.4 million included within accrued expenses and other current liabilities and $0.1 million included within other non-current liabilities.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company presents the fair values of its derivative assets and liabilities recorded on its consolidated balance sheets on a gross basis, even when they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its derivative instruments on a net basis in accordance with the terms of each of its master netting arrangements, spread across nine separate counterparties, the amounts presented in the consolidated balance sheets as of December 25, 2021 and March 27, 2021 would be adjusted from the current gross presentation as detailed in the following table:

	December 25, 2021			March 27, 2021
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount
	(millions)
Derivative assets	$26.5	$(0.9)	$25.6	$15.8	$(0.3)	$15.5
Derivative liabilities	28.6	(0.9)	27.7	55.4	(0.3)	55.1
The Company's master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties. See Note 3 for further discussion of the Company's master netting arrangements.
The following tables summarize the pretax impact of gains and losses from the Company's designated derivative instruments on its consolidated financial statements for the three-month and nine-month periods ended December 25, 2021 and December 26, 2020:

	Gains (Losses) Recognized in OCI
	Three Months Ended		Nine Months Ended
	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
	(millions)
Designated Hedges:
FC — Cash flow hedges	$1.7	$(2.4)	$1.9	$(9.0)
Net investment hedges — effective portion	24.3	(35.7)	29.5	(60.0)
Net investment hedges — portion excluded from assessment of hedge effectiveness	(0.7)	(14.7)	11.1	(36.0)
Total Designated Hedges	$25.3	$(52.8)	$42.5	$(105.0)

	Location and Amount of Gains (Losses) from Cash Flow Hedges Reclassified from AOCI to Earnings
	Three Months Ended				Nine Months Ended
	December 25, 2021		December 26, 2020		December 25, 2021		December 26, 2020
	Cost of goods sold	Other income (expense), net	Cost of goods sold	Other income (expense), net	Cost of goods sold	Other income (expense), net	Cost of goods sold	Other income (expense), net
	(millions)
Total amounts presented in the consolidated statements of operations in which the effects of related cash flow hedges are recorded	$(617.3)	$0.1	$(502.4)	$1.6	$(1,514.4)	$(0.4)	$(1,035.3)	$5.5
Effects of cash flow hedging:
FC — Cash flow hedges	1.4	—	5.2	—	1.5	—	11.7	(0.3)

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Gains (Losses) from Net Investment Hedges Recognized in Earnings				Location of Gains (Losses) Recognized in Earnings
	Three Months Ended		Nine Months Ended
	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
	(millions)
Net Investment Hedges
Net investment hedges — portion excluded from assessment of hedge effectiveness(a)	$2.9	$2.9	$8.6	$8.5	Interest expense
Total Net Investment Hedges	$2.9	$2.9	$8.6	$8.5

(a)Amounts recognized in other comprehensive income (loss) ("OCI") relating to the effective portion of the Company's net investment hedges would be recognized in earnings only upon the sale or liquidation of the hedged net investment.
As of December 25, 2021, it is estimated that $5.4 million of pretax net gains on both outstanding and matured derivative instruments designated and qualifying as cash flow hedges deferred in AOCI will be recognized in earnings over the next twelve months. Amounts ultimately recognized in earnings will depend on exchange rates in effect when outstanding derivative instruments are settled.
The following table summarizes the pretax impact of gains and losses from the Company's undesignated derivative instruments on its consolidated financial statements for the three-month and nine-month periods ended December 25, 2021 and December 26, 2020:

	Gains (Losses) Recognized in Earnings				Location of Gains (Losses) Recognized in Earnings
	Three Months Ended		Nine Months Ended
	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
	(millions)
Undesignated Hedges:
FC — Undesignated hedges	$4.1	$(4.2)	$4.6	$(0.3)	Other income (expense), net
Total Undesignated Hedges	$4.1	$(4.2)	$4.6	$(0.3)
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Investments
As of December 25, 2021, the Company's investments were all classified as short-term and consisted of $710.2 million of time deposits. The Company's investments as of March 27, 2021 were also all classified as short-term and consisted of $197.5 million of time deposits.
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
14.    Equity
Common Stock Repurchase Program
Repurchases of shares of the Company's Class A common stock are subject to overall business and market conditions, as well as other potential factors such as the temporary restrictions previously in place under the Company's Global Credit Facility. Accordingly, in response to business disruptions related to the COVID-19 pandemic, effective beginning in the first quarter of Fiscal 2021, the Company temporarily suspended its common stock repurchase program as a preemptive action to preserve cash and strengthen its liquidity position. However, the Company resumed activities under its Class A common stock repurchase program during the third quarter of Fiscal 2022 as restrictions under its Global Credit Facility were lifted (see Note 10) and overall business and market conditions have improved since the COVID-19 pandemic first emerged.
A summary of the Company's repurchases of Class A common stock under its common stock repurchase program is as follows:

	Nine Months Ended
	December 25, 2021	December 26, 2020
	(millions)
Cost of shares repurchased	$300.0	$—
Number of shares repurchased	2.5	—
As of December 25, 2021, the remaining availability under the Company's Class A common stock repurchase program was approximately $280 million. On February 2, 2022, the Company's Board of Directors approved an expansion of the Company's existing common stock repurchase program that allows it to repurchase up to an additional $1.500 billion of its Class A common stock.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In addition, during the nine-month periods ended December 25, 2021 and December 26, 2020, 0.3 million and 0.5 million shares of the Company's Class A common stock, respectively, at a cost of $40.4 million and $36.1 million, respectively, were surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards under its long-term stock incentive plans.
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.
Dividends
Except as discussed below, the Company has maintained a regular quarterly cash dividend program on its common stock since 2003.
In response to business disruptions related to the COVID-19 pandemic, effective beginning in the first quarter of Fiscal 2021 the Company temporarily suspended its quarterly cash dividend program as a preemptive action to preserve cash and strengthen its liquidity position. On May 19, 2021, the Company's Board of Directors approved the reinstatement of its quarterly cash dividend program at the pre-pandemic amount of $0.6875 per share. The third quarter Fiscal 2022 dividend of $0.6875 per share was declared on December 10, 2021, was payable to shareholders of record at the close of business on December 24, 2021, and was paid on January 7, 2022.
The Company intends to continue to pay regular dividends on outstanding shares of its common stock. However, any decision to declare and pay dividends in the future will ultimately be made at the discretion of the Company's Board of Directors and will depend on the Company's results of operations, cash requirements, financial condition, and other factors that the Board of Directors may deem relevant, including economic and market conditions.
15.    Accumulated Other Comprehensive Income (Loss)
The following table presents OCI activity, net of tax, accumulated in equity:

	Foreign Currency Translation Gains (Losses)(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges(b)	Net Unrealized Gains (Losses) on Defined Benefit Plans(c)	Total Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at March 27, 2021	$(123.2)	$4.6	$(2.2)	$(120.8)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(29.8)	1.6	0.1	(28.1)
Amounts reclassified from AOCI to earnings	—	(1.2)	(0.1)	(1.3)
Other comprehensive income (loss), net of tax	(29.8)	0.4	—	(29.4)
Balance at December 25, 2021	$(153.0)	$5.0	$(2.2)	$(150.2)

Balance at March 28, 2020	$(130.4)	$18.0	$(5.8)	$(118.2)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	46.0	(7.8)	(0.5)	37.7
Amounts reclassified from AOCI to earnings	—	(10.0)	(0.1)	(10.1)
Other comprehensive income (loss), net of tax	46.0	(17.8)	(0.6)	27.6
Balance at December 26, 2020	$(84.4)	$0.2	$(6.4)	$(90.6)

(a)OCI before reclassifications to earnings related to foreign currency translation gains (losses) includes an income tax provision of $10.3 million and an income tax benefit of $22.7 million for the nine-month periods ended December 25, 2021 and December 26, 2020, respectively. OCI before reclassifications to earnings for the nine-month periods ended December 25, 2021 and December 26, 2020 includes a gain of $31.0 million (net of a $9.6 million income tax provision) and a loss of $72.7 million (net of a $23.3 million income tax benefit), respectively, related to changes in the fair values of instruments designated as hedges of the Company's net investment in certain foreign operations (see Note 12).

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(b)OCI before reclassifications to earnings related to net unrealized gains (losses) on cash flow hedges are presented net of an income tax provision of $0.3 million and an income tax benefit of $1.2 million for the nine-month periods ended December 25, 2021 and December 26, 2020, respectively. The tax effects on amounts reclassified from AOCI to earnings are presented in a table below.
(c)Activity is presented net of taxes, which were immaterial for both periods presented.
The following table presents reclassifications from AOCI to earnings for cash flow hedges, by component:

	Three Months Ended		Nine Months Ended		Location of Gains (Losses) Reclassified from AOCI to Earnings
	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
	(millions)
Gains (losses) on cash flow hedges(a):
FC — Cash flow hedges	$1.4	$5.2	$1.5	$11.7	Cost of goods sold
FC — Cash flow hedges	—	—	—	(0.3)	Other income (expense), net
Tax effect	(0.3)	(0.7)	(0.3)	(1.4)	Income tax provision
Net of tax	$1.1	$4.5	$1.2	$10.0

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
Impact on Results
A summary of total stock-based compensation expense and the related income tax benefits recognized during the three-month and nine-month periods ended December 25, 2021 and December 26, 2020 is as follows:

	Three Months Ended		Nine Months Ended
	December 25, 2021	December 26, 2020	December 25, 2021		December 26, 2020
	(millions)
Compensation expense(a)	$22.0	$19.8	$62.6	(a)	$54.4
Income tax benefit	(3.3)	(3.2)	(9.9)		(9.9)

(a)Includes $2.0 million of accelerated stock-based compensation expense recorded within restructuring and other charges, net in the consolidated statements of operations (see Note 8). All other stock-based compensation expense was recorded within SG&A expenses.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Service-based RSUs
The fair values of service-based RSUs granted to certain of the Company's senior executives and other employees, as well as to non-employee directors, are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue to the holder while outstanding and unvested. The weighted-average grant date fair values of service-based RSU awards granted were $117.56 and $63.98 per share during the nine-month periods ended December 25, 2021 and December 26, 2020, respectively.
A summary of service-based RSU activity during the nine months ended December 25, 2021 is as follows:

Number of Service-based RSUs
(thousands)
Unvested at March 27, 2021	1,809
Granted	546
Vested	(596)
Forfeited	(83)
Unvested at December 25, 2021	1,676
Performance-based RSUs
The fair values of the Company's performance-based RSUs granted to its senior executives and other key employees are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue to the holder while outstanding and unvested. The weighted-average grant date fair values of performance-based RSU awards granted was $117.79 during the nine months ended December 25, 2021. No such awards were granted during the nine months ended December 26, 2020.
Market-based RSUs
The Company grants market-based RSUs, which are based on total shareholder return ("TSR") performance, to its senior executives and other key employees. The Company estimates the fair value of its TSR awards on the date of grant using a Monte Carlo simulation, which models multiple stock price paths of the Company's Class A common stock and that of its peer group to evaluate and determine its ultimate expected relative TSR performance ranking. Compensation expense, net of estimated forfeitures, is recorded regardless of whether, and the extent to which, the market condition is ultimately satisfied. The weighted-average grant date fair values of market-based RSUs granted was $146.46 per share during the nine months ended December 25, 2021. No such awards were granted during the nine months ended December 26, 2020. The assumptions used to estimate the fair value of TSR awards granted during the nine months ended December 25, 2021 were as follows:

Nine Months Ended
December 25, 2021
Expected volatility	46.8%
Expected dividend yield	2.2%
Risk-free interest rate	0.4%

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of performance-based RSU activity including TSR awards during the nine months ended December 25, 2021 is as follows:

Number of Performance-based RSUs
(thousands)
Unvested at March 27, 2021	600
Granted	239
Change due to performance and/or market condition achievement	9
Vested	(229)
Forfeited	(13)
Unvested at December 25, 2021	606
Stock Options
A summary of stock option activity during the nine months ended December 25, 2021 is as follows:

Number of Options
(thousands)
Options outstanding at March 27, 2021	255
Granted	—
Exercised	—
Cancelled/Forfeited	(255)
Options outstanding at December 25, 2021	—
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
No operating segments were aggregated to form the Company's reportable segments. In addition to these reportable segments, the Company also has other non-reportable segments which primarily consist of (i) sales of Club Monaco branded products made through its retail and wholesale businesses in the U.S., Canada, and Europe, and its licensing alliances in Asia, and (ii) royalty revenues earned through its global licensing alliances, excluding Club Monaco. As discussed in Note 8, the Company completed the sale of its Club Monaco business at the end of its first quarter Fiscal 2022.
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
Net revenues for each of the Company's segments are as follows:

	Three Months Ended		Nine Months Ended
	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
	(millions)
Net revenues:
North America	$928.7	$715.4	$2,293.9	$1,423.4
Europe	462.9	315.6	1,313.3	795.8
Asia	382.6	329.6	940.7	738.1
Other non-reportable segments	41.2	72.2	147.9	156.5
Total net revenues	$1,815.4	$1,432.8	$4,695.8	$3,113.8
Operating income (loss) for each of the Company's segments is as follows:

	Three Months Ended		Nine Months Ended
	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
	(millions)
Operating income (loss)(a):
North America	$229.6	$166.1	$586.5	$264.6
Europe	97.1	54.1	353.4	120.8
Asia	85.6	69.4	189.4	120.6
Other non-reportable segments	38.5	21.5	106.2	37.6
	450.8	311.1	1,235.5	543.6
Unallocated corporate expenses	(161.5)	(130.8)	(465.3)	(384.1)
Unallocated restructuring and other charges, net(b)	(0.2)	(9.9)	(8.6)	(177.4)
Total operating income (loss)	$289.1	$170.4	$761.6	$(17.9)

(a)Segment operating income (loss) during the three months ended December 26, 2020 reflects bad debt expense of $6.5 million and $1.0 million related to North America and Asia, respectively, and net bad debt expense reversals of $2.1 million and $0.3 million related to Europe and other non-reportable segments, respectively, primarily related to adjustments to reserves previously established in connection with COVID-19 business disruptions. During the nine

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
months ended December 26, 2020, segment operating income (loss) reflects net bad debt expense reversals of $14.3 million, $6.1 million, and $0.9 million related to North America, Europe, and other non-reportable segments, respectively, primarily related to adjustments to reserves previously established in connection with COVID-19 business disruptions, and bad debt expense of $1.0 million related to Asia. Segment operating income (loss) and unallocated corporate expenses during the three-month and nine-month periods ended December 25, 2021 and December 26, 2020 also included asset impairment charges (see Note 7), which are detailed below:

	Three Months Ended		Nine Months Ended
	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
	(millions)
Asset impairment charges:
North America	$—	$(2.0)	$(0.4)	$(11.9)
Europe	—	(0.1)	—	(21.3)
Asia	—	(0.1)	(1.1)	(1.4)
Other non-reportable segments	—	—	(0.3)	(0.7)
Unallocated corporate expenses	—	(0.4)	(17.5)	(0.4)
Total asset impairment charges	$—	$(2.6)	$(19.3)	$(35.7)

(b)The three-month and nine-month periods ended December 25, 2021 and December 26, 2020 included certain unallocated restructuring and other charges, net (see Note 8), which are detailed below:

	Three Months Ended		Nine Months Ended
	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
	(millions)
Unallocated restructuring and other charges, net:
North America-related	$—	$(0.7)	$0.1	$(42.0)
Europe-related	—	(5.9)	1.0	(32.2)
Asia-related	0.8	—	1.2	(9.9)
Other non-reportable segment-related	—	(1.6)	(0.1)	(3.4)
Corporate operations-related	0.4	(0.7)	(3.5)	(81.6)
Unallocated restructuring charges	1.2	(8.9)	(1.3)	(169.1)
Other charges (see Note 8)	(1.4)	(1.0)	(7.3)	(8.3)
Total unallocated restructuring and other charges, net	$(0.2)	$(9.9)	$(8.6)	$(177.4)
Depreciation and amortization expense for the Company's segments is as follows:

	Three Months Ended		Nine Months Ended
	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
	(millions)
Depreciation and amortization expense:
North America	$17.8	$17.0	$53.5	$52.7
Europe	7.4	7.7	22.7	23.5
Asia	13.1	14.5	38.9	43.1
Other non-reportable segments	—	1.1	0.4	3.2
Unallocated corporate	17.9	20.0	53.8	63.0
Total depreciation and amortization expense	$56.2	$60.3	$169.3	$185.5

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net revenues by geographic location of the reporting subsidiary are as follows:

	Three Months Ended		Nine Months Ended
	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
	(millions)
Net revenues(a):
The Americas(b)	$974.5	$788.6	$2,451.8	$1,581.1
Europe(c)	458.0	314.4	1,302.5	794.1
Asia(d)	382.9	329.8	941.5	738.6
Total net revenues	$1,815.4	$1,432.8	$4,695.8	$3,113.8

(a)Net revenues for certain of the Company's licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.
(b)Includes the U.S., Canada, and Latin America. Net revenues earned in the U.S. during the three-month and nine-month periods ended December 25, 2021 were $939.2 million and $2.356 billion, respectively, and $749.5 million and $1.503 billion during the three-month and nine-month periods ended December 26, 2020, respectively.
(c)Includes the Middle East.
(d)Includes Australia and New Zealand.
18.    Additional Financial Information
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
A reconciliation of cash, cash equivalents, and restricted cash as of December 25, 2021 and March 27, 2021 from the consolidated balance sheets to the consolidated statements of cash flows is as follows:

	December 25, 2021	March 27, 2021
	(millions)
Cash and cash equivalents	$2,276.8	$2,579.0
Restricted cash included within prepaid expenses and other current assets	1.5	1.5
Restricted cash included within other non-current assets	7.1	7.5
Total cash, cash equivalents, and restricted cash	$2,285.4	$2,588.0
Restricted cash relates to cash held in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters and real estate leases.
Cash Paid for Interest and Taxes
Cash paid for interest and income taxes is as follows:

	Nine Months Ended
	December 25, 2021	December 26, 2020
	(millions)
Cash paid for interest	$41.0	$27.7
Cash paid for income taxes, net of refunds	168.2	42.9

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash Paid for Leases
The following table summarizes certain cash flow information related to the Company's leases:

	Nine Months Ended
	December 25, 2021	December 26, 2020
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$283.9	$253.5
Operating cash flows for finance leases	9.3	3.7
Financing cash flows for finance leases	16.8	8.6
Non-cash Transactions
Operating lease ROU assets recorded in connection with the recognition of new lease liabilities was $224.8 million during the nine months ended December 25, 2021. No finance lease ROU assets were recorded in connection with the recognition of new lease liabilities during the nine months ended December 25, 2021. Operating and finance lease ROU assets recorded in connection with the recognition of new lease liabilities were $61.5 million and $131.8 million, respectively, during the nine months ended December 26, 2020. Additionally, $55.7 million of operating lease ROU assets were reclassified and reflected as finance lease ROU assets as a result of certain lease amendments executed during the nine months ended December 26, 2020.
Non-cash investing activities also included capital expenditures incurred but not yet paid of $36.0 million and $26.0 million for the nine-month periods ended December 25, 2021 and December 26, 2020, respectively.
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
•the impact of economic, political, and other conditions on us, our customers, suppliers, vendors, and lenders, including business disruptions related to pandemic diseases such as COVID-19, inflation, civil and political unrest, and diplomatic tensions between the U.S. and other countries;
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
In this Form 10-Q, references to "Ralph Lauren," "ourselves," "we," "our," "us," and the "Company" refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the Saturday immediately before or after March 31. As such, fiscal year 2022 will end on April 2, 2022 and will be a 53-week period ("Fiscal 2022"). Fiscal year 2021 ended on March 27, 2021 and was a 52-week period ("Fiscal 2021"). The third quarter of Fiscal 2022 ended on December 25, 2021 and was a 13-week period. The third quarter of Fiscal 2021 ended on December 26, 2020 and was also a 13-week period.
INTRODUCTION
Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and notes thereto to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:
•Overview.    This section provides a general description of our business, global economic conditions and industry trends, and a summary of our financial performance for the three-month and nine-month periods ended December 25, 2021. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.
•Results of operations.    This section provides an analysis of our results of operations for the three-month and nine-month periods ended December 25, 2021 as compared to the three-month and nine-month periods ended December 26, 2020.
•Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of December 25, 2021, which includes (i) an analysis of our financial condition as compared to the prior fiscal year-end; (ii) an analysis of changes in our cash flows for the nine months ended December 25, 2021 as compared to the nine months ended December 26, 2020; (iii) an analysis of our liquidity, including the availability under our commercial paper borrowing program and credit facilities, our outstanding debt and covenant compliance, common stock repurchases, and payments of dividends; and (iv) a description of any material changes in our contractual and other obligations since March 27, 2021.
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

Our business is typically affected by seasonal trends, with higher levels of retail sales in our second and third fiscal quarters and higher wholesale sales in our second and fourth fiscal quarters. These trends result primarily from the timing of key vacation travel, back-to-school, and holiday shopping periods impacting our retail business and timing of seasonal wholesale shipments. As a result of changes in our business, consumer spending patterns, and the macroeconomic environment, including those resulting from pandemic diseases and other catastrophic events, historical quarterly operating trends and working capital requirements may not be indicative of our future performance. In addition, fluctuations in sales, operating income (loss), and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, our operating results and cash flows for the three-month and nine-month periods ended December 25, 2021 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2022.
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
As a result of the COVID-19 pandemic, we have experienced varying degrees of business disruptions and periods of closure of our stores, distribution centers, and corporate facilities, as have our wholesale customers, licensing partners, suppliers, and vendors. During the first quarter of Fiscal 2021 at the peak of the pandemic, the majority of our stores in key markets were closed for an average of 8 to 10 weeks due to government-mandated lockdowns and other restrictions, resulting in significant adverse impacts to our operating results. Resurgences and outbreaks in certain parts of the world resulted in further business disruptions periodically throughout Fiscal 2021, most notably in Europe where a significant number of our stores were closed for approximately two to three months during the second half of Fiscal 2021, including during the holiday period, due to government-mandated lockdowns and other restrictions. Such disruptions continued throughout Fiscal 2022 in certain regions, although to a lesser extent than the comparable prior year fiscal period. Further, throughout the course of the pandemic, the majority of our stores that were able to remain open have periodically been subject to limited operating hours and/or customer capacity levels in accordance with local health guidelines, with traffic remaining challenged. However, our digital commerce operations have grown significantly from pre-pandemic levels, due in part to our investments and enhanced capabilities, as well as changes in consumer shopping preferences. Our wholesale and licensing businesses have experienced similar impacts, particularly in North America and Europe.
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
Despite the introduction of COVID-19 vaccines and recent improvements in the global economy as a whole, the pandemic remains volatile and continues to evolve, including the emergence of variants of the virus, such as the Delta variant and, most recently, the Omicron variant, which could adversely affect consumer sentiment and confidence. Accordingly, we cannot predict for how long and to what extent the pandemic will impact our business operations or the overall global economy. We will continue to assess our operations location-by-location, considering the guidance of local governments and global health organizations. See Item 1A — "Risk Factors — Risks Related to Macroeconomic Conditions — Infectious disease outbreaks, such as the COVID-19 pandemic, could have a material adverse effect on our business" in the Fiscal 2021 10-K for additional discussion regarding risks to our business associated with the COVID-19 pandemic.

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
Finally, on June 26, 2021, in connection with our brand portfolio initiative, we sold our Club Monaco business to Regent, L.P. ("Regent"), a global private equity firm, with no resulting gain or loss on sale realized during the first quarter of Fiscal 2022. Regent acquired Club Monaco's assets and liabilities in exchange for potential future cash consideration payable by Regent, including earn-out payments based on Club Monaco meeting certain defined revenue thresholds over a five-year period. Accordingly, we may realize amounts in the future related to the receipt of such contingent consideration. Additionally, in connection with this divestiture, we are providing Regent with certain operational support for a transitional period of up to 12 months, varying by functional area.
In connection with these collective realignment initiatives, we expect to incur total estimated pre-tax charges of approximately $300 million to $350 million. Cumulative charges incurred since inception were $260.5 million, of which $23.7 million and $204.3 million were recorded during the nine-month periods ended December 25, 2021 and December 26, 2020, respectively. Once substantially completed by the end of our Fiscal 2022, these actions are expected to result in gross annualized pre-tax expense savings of approximately $200 million to $240 million, a portion of which is being reinvested back into the business.
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

Global Economic Conditions and Industry Trends
The global economy and retail industry are impacted by many different factors. The COVID-19 pandemic has resulted in heightened uncertainty surrounding the future state of the global economy, as well as significant volatility in global financial markets. As discussed in "Recent Developments," governments worldwide have periodically imposed varying degrees of preventative and protective actions throughout the course of the pandemic, such as temporary travel bans, forced business closures, and stay-at-home orders, all in an effort to reduce the spread of the virus. Such actions, together with changes in consumers' willingness to congregate in populated areas and lower levels of disposal income due to high unemployment rates, have resulted in significant business disruptions across a wide array of industries and an overall decline of the global economy since the outbreak of the pandemic. Despite the introduction of COVID-19 vaccines and recent improvements in the global economy as a whole, resurgences and outbreaks continue to occur in certain geographic locations, including those resulting from variants of the virus, such as the Delta and Omicron variants. Accordingly, it is not clear at this time how much longer and to what extent the pandemic will last.
The global economy has also been impacted by the domestic and international political environment, including volatile international trade relations and civil and political unrest taking place in certain parts of the world. The U.S. in particular has experienced civil unrest centered around racial inequality and political allegiances. Additionally, the United Kingdom recently withdrew from the European Union, commonly referred to as "Brexit," whereby it ceased to be a member effective January 31, 2020. In December 2020, the United Kingdom and the European Union entered into an agreement that defines their future relationship, including terms of trade, that among its provisions resulted in new tariffs on goods imported to the United Kingdom from the European Union that were manufactured elsewhere, as well as additional administrative effort to import and export goods, adding friction and cost to transportation. Further, certain other worldwide events and factors, including diplomatic tensions between the U.S. and other countries, acts of terrorism, taxation or monetary policy changes, inflation, fluctuations in commodity prices, and rising healthcare costs, also increase volatility in the global economy.
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
We have implemented various strategies globally to help address many of these current challenges and continue to build a foundation for long-term profitable growth centered around strengthening our consumer-facing areas of product, stores, and marketing across channels and driving a more efficient operating model. In response to the COVID-19 pandemic, during the prior fiscal year we took preemptive actions to preserve cash and strengthen our liquidity position, as described in our Fiscal 2021 10-K, which better enabled us to continue to execute upon our long-term growth strategy despite unfavorable economic conditions. Investing in our digital ecosystem remains a primary focus and is a key component of our integrated global omni-channel strategy and driving consumer engagement, particularly in light of the current COVID-19 pandemic, which has and could continue to reshape consumer shopping preferences. We continue to scale and expand our Connected Retail capabilities to enhance the consumer experience, which now include virtual selling appointments, Buy Online-Pick Up in Store, and mobile checkout and contactless payments, among other capabilities. In addition, we recently launched our first-ever, full-catalog Ralph Lauren mobile shopping app. We also continue to drive consumer engagement and global brand awareness through our sports sponsorships, which most recently include the U.S. Open Tennis Championships and Team U.S.A. in both the Ryder Cup and the Tokyo Olympics, as well as through our special product releases and limited collections. Additionally, we have accelerated our marketing investments, with a focus on supporting new customer acquisition, digitally-amplified brand campaigns, and resumption of in-store programs as markets continue to reopen worldwide. We also continue to take deliberate actions to ensure promotional consistency across channels and to enhance the overall brand and shopping experience, including better aligning shipments and inventory levels with underlying demand. We also remain committed to optimizing our wholesale distribution channel and enhancing our department store consumer experience. In connection with our long-term brand elevation strategy, we successfully transitioned our Chaps business to a fully licensed business model during the second quarter of Fiscal 2022 as planned and completed the sale of our Club Monaco business at the end of the first quarter of Fiscal 2022, thereby enabling our teams to focus our resources on our core brands.

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
Summary of Financial Performance
Operating Results
During the three months ended December 25, 2021, we reported net revenues of $1.815 billion, net income of $217.7 million, and net income per diluted share of $2.93, as compared to net revenues of $1.433 billion, a net income of $119.8 million, and net income per diluted share of $1.61 during the three months ended December 26, 2020. During the nine months ended December 25, 2021, we reported net revenues of $4.696 billion, net income of $575.7 million, and net income per diluted share of $7.68, as compared to net revenues of $3.114 billion, a net loss of $47.0 million, and net loss per diluted share of $0.64 during the nine months ended December 26, 2020. The comparability of our operating results has been affected by adverse impacts related to COVID-19 business disruptions, as well as net restructuring-related charges, impairment of assets, and certain other benefits (charges), including one-time tax events, as discussed further below.
Our operating performance for the three-month and nine-month periods ended December 25, 2021 reflected revenue increases of 26.7% and 50.8%, respectively, on a reported basis and 28.2% and 50.1%, respectively, on a constant currency basis, as defined within "Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition" below. The increase in net revenues reflected growth across all regions largely driven by a reduction in store closures and other COVID-19-related business disruptions experienced during the current fiscal year periods as compared to the comparable prior fiscal year periods, coupled with continued growth in our digital commerce operations and overall stronger consumer demand. This growth was partially offset by the disposition of our Club Monaco business at the end of the first quarter of Fiscal 2022 and the transition of our Chaps business to a fully licensed business model during the second quarter of Fiscal 2022.
Our gross profit as a percentage of net revenues increased by 110 basis points during both the three-month and nine-month periods ended December 25, 2021 to 66.0% and 67.8%, respectively, primarily driven by improved product mix, pricing, and lower levels of promotional activity, partially offset by higher product costs and the absence of unusual geographic and channel mix benefits experienced during the prior fiscal year periods in connection with COVID-19-related business disruptions in North America and Europe.
Selling, general, and administrative ("SG&A") expenses as a percentage of net revenues during the three months ended December 25, 2021 declined by 210 basis points to 50.1% and declined by 960 basis points to 50.9% during the nine months ended December 25, 2021, primarily driven by operating leverage on higher net revenues, partially offset by higher expenses across various categories to drive strategic growth, coupled with the return to more normalized operations in comparison to the prior fiscal year periods.
Net income increased by $97.9 million to $217.7 million during the three months ended December 25, 2021 as compared to the three months ended December 26, 2020, primarily due to a $118.7 million increase in our operating income, partially offset by a $17.1 million increase in our income tax provision. Net income per diluted share increased by $1.32 to $2.93 per share during the three months ended December 25, 2021 driven by the higher level of net income. Net income increased by $622.7 million to $575.7 million during the nine months ended December 25, 2021 as compared to the nine months ended December 26, 2020, primarily due to a $779.5 million increase in our operating income, partially offset by a $142.1 million increase in our income tax provision. Net income per diluted share increased by $8.32 to $7.68 per share during the nine months ended December 25, 2021 driven by the higher level of net income.
Our operating results during the three-month periods ended December 25, 2021 and December 26, 2020 were negatively impacted by net restructuring-related charges, impairment of assets, and certain other charges (benefits) totaling $0.1 million and $19.5 million, respectively, which had an after-tax effect of reducing net income by $0.4 million, or $0.01 per diluted share, and $16.6 million, or $0.22 per diluted share, respectively. Net income during the three months ended December 26, 2020 also reflected incremental net tax expense of $11.8 million, or $0.15 per diluted share, recorded in connection with one-time income tax events.

During the nine-month periods ended December 25, 2021 and December 26, 2020, our operating results were negatively impacted by net restructuring-related charges, impairment of assets, and certain other charges (benefits) totaling $15.2 million and $184.6 million, respectively, which had an after-tax effect of reducing net income by $11.8 million, or $0.15 per diluted share, and $151.6 million, or $2.03 per diluted share, respectively. Our net loss during the nine months ended December 26, 2020 also reflected incremental net tax expense of $5.9 million, or $0.08 per diluted share, recorded in connection with one-time income tax events.
Financial Condition and Liquidity
We ended the third quarter of Fiscal 2022 in a net cash and investments position (cash and cash equivalents plus investments, less total debt) of $1.352 billion, as compared to $1.144 billion as of the end of Fiscal 2021. The increase in our net cash and investments position at December 25, 2021 as compared to March 27, 2021 was primarily due to operating cash flows of $821.7 million, partially offset by our use of cash to support Class A common stock repurchases of $340.4 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to invest in our business through $113.6 million in capital expenditures, and to make dividend payments of $101.1 million.
Net cash provided by operating activities was $821.7 million during the nine months ended December 25, 2021, as compared to $334.6 million during the nine months ended December 26, 2020. The net increase in cash provided by operating activities was due to an increase in net income before non-cash charges, partially offset by a net unfavorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period.
Our equity increased to $2.723 billion as of December 25, 2021 compared to $2.604 billion as of March 27, 2021, due to our comprehensive income and the net impact of stock-based compensation arrangements, partially offset by our share repurchase activity and dividends declared during the nine months ended December 25, 2021.
Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition
The comparability of our operating results for the three-month and nine-month periods ended December 25, 2021 and December 26, 2020 has been affected by certain events, including:
•pretax charges incurred in connection with our restructuring activities, as well as certain other asset impairments and other benefits (charges), including those related to COVID-19 business disruptions, as summarized below (references to "Notes" are to the notes to the accompanying consolidated financial statements):

	Three Months Ended		Nine Months Ended
	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
	(millions)
Impairment of assets (see Note 7)	$—	$(2.6)	$(19.3)	$(35.7)
Restructuring and other charges, net (see Note 8)	(0.2)	(9.9)	(8.6)	(177.4)
Non-routine inventory benefits (charges), net(a)	—	(7.0)	11.5	(2.9)
COVID-19-related bad debt expense reversals(b)	0.1	—	1.2	31.4
Total charges	$(0.1)	$(19.5)	$(15.2)	$(184.6)

(a)Non-routine inventory benefits (charges) are recorded within cost of goods sold in the consolidated statements of operations and include reversals of amounts previously recorded in connection with COVID-19 business disruptions.
(b)COVID-19-related bad debt expense reversals are recorded within SG&A expenses in the consolidated statements of operations.
•incremental net tax expense of $11.8 million and $5.9 million recorded within our income tax provision during the three-month and nine-month periods ended December 26, 2020, respectively, related to a valuation allowance provided against domestic losses attributable to COVID-19 business disruptions, international tax legislation enacted in connection with the European Union's anti-tax avoidance directive, and a net operating loss carryback under the CARES Act, which collectively increased and decreased our effective tax rate by 720 basis points and 1,480 basis points, respectively;

•other adverse impacts related to COVID-19 business disruptions during the three-month and nine-month periods ended December 25, 2021 and December 26, 2020; and
•the disposition of our Club Monaco business at the end of the first quarter of Fiscal 2022 and the transition of our Chaps business to a fully licensed business model during the second quarter of Fiscal 2022.
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

RESULTS OF OPERATIONS
Three Months Ended December 25, 2021 Compared to Three Months Ended December 26, 2020
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	December 25, 2021	December 26, 2020	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$1,815.4	$1,432.8	$382.6	26.7%
Cost of goods sold	(617.3)	(502.4)	(114.9)	22.8%
Gross profit	1,198.1	930.4	267.7	28.8%
Gross profit as % of net revenues	66.0%	64.9%		110 bps
Selling, general, and administrative expenses	(908.8)	(747.5)	(161.3)	21.6%
SG&A expenses as % of net revenues	50.1%	52.2%		(210 bps)
Impairment of assets	—	(2.6)	2.6	(100.0%)
Restructuring and other charges, net	(0.2)	(9.9)	9.7	(97.2%)
Operating income	289.1	170.4	118.7	69.7%
Operating income as % of net revenues	15.9%	11.9%		400 bps
Interest expense	(13.4)	(12.2)	(1.2)	10.4%
Interest income	1.4	2.4	(1.0)	(43.3%)
Other income, net	0.1	1.6	(1.5)	(91.9%)
Income before income taxes	277.2	162.2	115.0	70.9%
Income tax provision	(59.5)	(42.4)	(17.1)	40.0%
Effective tax rate(a)	21.4%	26.2%		(480 bps)
Net income	$217.7	$119.8	$97.9	81.8%
Net income per common share:
Basic	$2.98	$1.63	$1.35	82.8%
Diluted	$2.93	$1.61	$1.32	82.0%

(a)Effective tax rate is calculated by dividing the income tax provision by income before income taxes.
Net Revenues.    Net revenues increased by $382.6 million, or 26.7%, to $1.815 billion during the three months ended December 25, 2021 as compared to the three months ended December 26, 2020, including net unfavorable foreign currency effects of $21.5 million. On a constant currency basis, net revenues increased by $404.1 million, or 28.2%. The increase in net revenues reflected growth across all regions largely driven by a reduction in store closures and other COVID-19-related disruptions experienced during the current fiscal year period as compared to the prior fiscal year period, coupled with continued growth in our digital commerce operations and overall stronger consumer demand. This growth was partially offset by the disposition of our Club Monaco business at the end of the first quarter of Fiscal 2022 and the transition of our Chaps business to a fully licensed business model during the second quarter of Fiscal 2022.
The following table summarizes the percentage change in our consolidated comparable store sales for the three months ended December 25, 2021 as compared to the prior fiscal year period:

% Change
Digital commerce	33%
Brick and mortar	34%
Total comparable store sales	34%

Our global average store count decreased by 36 stores and concession shops during the three months ended December 25, 2021 compared with the three months ended December 26, 2020, largely driven by the sale of our Club Monaco business on June 26, 2021, partially offset by new openings in Asia. The following table details our retail store presence by segment as of the periods presented:

	December 25, 2021	December 26, 2020
Freestanding Stores:
North America	239	232
Europe	97	96
Asia	169	147
Other non-reportable segments	—	73
Total freestanding stores	505	548

Concession Shops:
North America	1	2
Europe	29	29
Asia	646	625
Other non-reportable segments	—	4
Total concession shops	676	660
Total stores	1,181	1,208
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
Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the comparable prior fiscal year period, are provided below:

	Three Months Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	December 25, 2021	December 26, 2020	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$928.7	$715.4	$213.3	$1.2	$212.1	29.8%	29.6%
Europe	462.9	315.6	147.3	(10.3)	157.6	46.6%	49.9%
Asia	382.6	329.6	53.0	(12.4)	65.4	16.1%	19.8%
Other non-reportable segments(a)	41.2	72.2	(31.0)	—	(31.0)	(42.9%)	(42.9%)
Total net revenues	$1,815.4	$1,432.8	$382.6	$(21.5)	$404.1	26.7%	28.2%

(a)Reflects the disposition of our Club Monaco business at the end of the first quarter of Fiscal 2022.
North America net revenues — Net revenues increased by $213.3 million, or 29.8%, during the three months ended December 25, 2021 as compared to the three months ended December 26, 2020. On a constant currency basis, net revenues increased by $212.1 million, or 29.6%.
The $213.3 million net increase in North America net revenues was driven by:
•a $185.4 million net increase related to our North America retail business, reflecting a reduction in store closures and other COVID-19-related disruptions and the continued growth in our digital commerce operations. On a constant currency basis, net revenues increased by $184.5 million, reflecting increases of $170.1 million in comparable store sales and $14.4 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our North America retail business:

% Change
Digital commerce	32%
Brick and mortar	40%
Total comparable store sales	38%
•a $27.9 million net increase related to our North America wholesale business, driven by minimal shipments during the comparable prior fiscal year period due to significant COVID-19-related business disruptions, coupled with overall stronger consumer demand. This growth was partially offset by the transition of our Chaps business to a fully licensed business model during the second quarter of Fiscal 2022, as well as other strategic resets within our wholesale distribution channel.
Europe net revenues — Net revenues increased by $147.3 million, or 46.6%, during the three months ended December 25, 2021 as compared to the three months ended December 26, 2020. On a constant currency basis, net revenues increased by $157.6 million, or 49.9%.
The $147.3 million net increase in Europe net revenues was driven by:
•an $80.5 million net increase related to our Europe retail business, reflecting a reduction in store closures and other COVID-19-related disruptions and the continued growth in our digital commerce operations, partially offset by net unfavorable foreign currency effects of $5.8 million. On a constant currency basis, net revenues increased by $86.3 million, reflecting increases of $84.0 million in comparable store sales and $2.3 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Europe retail business:

% Change
Digital commerce	27%
Brick and mortar	68%
Total comparable store sales	55%
•a $66.8 million net increase related to our Europe wholesale business largely driven by minimal shipments during the comparable prior fiscal year period due to significant COVID-19-related business disruptions and overall stronger consumer demand, partially offset by net unfavorable foreign currency effects of $4.5 million.
Asia net revenues — Net revenues increased by $53.0 million, or 16.1%, during the three months ended December 25, 2021 as compared to the three months ended December 26, 2020. On a constant currency basis, net revenues increased by $65.4 million, or 19.8%.
The $53.0 million net increase in Asia net revenues was driven by:
•a $50.5 million net increase related to our Asia retail business, reflecting a reduction in store closures and other COVID-19-related disruptions and the continued growth in our digital commerce operations, partially offset by net unfavorable foreign currency effects of $11.8 million. On a constant currency basis, net revenues increased by $62.3 million, reflecting increases of $38.1 million in comparable store sales and $24.2 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Asia retail business:

% Change
Digital commerce	64%
Brick and mortar	12%
Total comparable store sales	14%
•a $2.5 million net increase related to our Asia wholesale business.

Gross Profit.    Gross profit increased by $267.7 million, or 28.8%, to $1.198 billion for the three months ended December 25, 2021, including net unfavorable foreign currency effects of $19.2 million. Gross profit as a percentage of net revenues increased to 66.0% for the three months ended December 25, 2021 from 64.9% for the three months ended December 26, 2020. The 110 basis point increase was primarily driven by improved product mix, pricing, and lower levels of promotional activity, partially offset by higher product costs and the absence of unusual geographic and channel mix benefits experienced during the prior fiscal year period in connection with COVID-19-related business disruptions in North America and Europe.
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
Selling, General, and Administrative Expenses.    SG&A expenses include costs relating to compensation and benefits, advertising and marketing, rent and occupancy, distribution, information technology, legal, depreciation and amortization, bad debt, and other selling and administrative costs. SG&A expenses increased by $161.3 million, or 21.6%, to $908.8 million for the three months ended December 25, 2021, including net favorable foreign currency effects of $9.6 million. The increase in SG&A expenses reflects a reduction in the magnitude of COVID-19 business disruptions and our related mitigating actions, which during the prior fiscal year period included (i) lower compensation-related expenses largely driven by employee terminations and COVID-19-related government subsidies and (ii) lower rent and occupancy costs largely driven by reduced percentage-of-sales-based rent due to widespread store closures and a reduction in traffic, as well as rent abatements negotiated with certain of our landlords. The increase in SG&A expenses also reflects our investments to drive strategic growth, including our marketing and advertising initiatives, partially offset by expense savings associated with the disposition of our Club Monaco business at the end of the first quarter of Fiscal 2022. SG&A expenses as a percentage of net revenues declined to 50.1% for the three months ended December 25, 2021 from 52.2% for the three months ended December 26, 2020. The 210 basis point improvement was primarily due to operating leverage on higher net revenues, partially offset by higher expenses across various categories to drive strategic growth, coupled with the return to more normalized operations in comparison to the prior fiscal year period.
The $161.3 million increase in SG&A expenses was driven by:

Three Months Ended December 25, 2021 Compared to Three Months Ended December 26, 2020
(millions)
SG&A expense category:
Marketing and advertising expenses	$64.0
Compensation-related expenses	41.8
Selling-related expenses	23.6
Rent and occupancy expenses	11.0
Shipping and handling costs	10.3
Bad debt expense	(6.9)
Other	17.5
Total increase in SG&A expenses	$161.3
Impairment of Assets. No non-cash impairment charges were recorded during the three months ended December 25, 2021. On a comparative basis, during the three months ended December 26, 2020, we recorded non-cash impairment charges of $2.6 million to write-down certain long-lived assets.
Restructuring and Other Charges, Net. During the three-month periods ended December 25, 2021 and December 26, 2020, we recorded restructuring charges of $1.9 million and $8.9 million, respectively, consisting of severance and benefit costs and other cash charges, as well as other charges of $1.4 million and $1.0 million, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired. Additionally, during the three months ended December 25, 2021, we recognized $3.1 million of income primarily related to a certain revenue share clause in our agreement with Regent for the sale of Club Monaco that entitled us to receive a portion of the sales generated by the Club Monaco business during a four-month business transition period. See Note 8 to the accompanying consolidated financial statements.
Operating Income.    Operating income increased by $118.7 million, or 69.7%, to $289.1 million for the three months ended December 25, 2021, reflecting the return to more normalized operations in comparison to the prior fiscal year period, as previously discussed, as well as net unfavorable foreign currency effects of $9.6 million. Our operating results during the three-month periods ended December 25, 2021 and December 26, 2020 were also negatively impacted by net restructuring-related charges, impairment of assets, and certain other charges (benefits) totaling $0.1 million and $19.5 million, respectively. Operating income as a percentage of net revenues was 15.9% for the three months ended December 25, 2021, reflecting a 400 basis point increase from the prior fiscal year period. The increase in operating income as a percentage of net revenues was primarily driven by lower net restructuring-related charges, impairment of assets, and certain other charges (benefits) recorded during the three months ended December 25, 2021 as compared to the prior fiscal year period, the decrease in SG&A expenses as a percentage of net revenues, and the increase in our gross margin, all as previously discussed.
Operating income and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the comparable prior fiscal year period, are provided below:

	Three Months Ended
	December 25, 2021		December 26, 2020
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$229.6	24.7%	$166.1	23.2%	$63.5	150 bps
Europe	97.1	21.0%	54.1	17.1%	43.0	390 bps
Asia	85.6	22.4%	69.4	21.1%	16.2	130 bps
Other non-reportable segments(a)	38.5	93.4%	21.5	29.8%	17.0	6,360 bps
	450.8		311.1		139.7
Unallocated corporate expenses	(161.5)		(130.8)		(30.7)
Unallocated restructuring and other charges, net	(0.2)		(9.9)		9.7
Total operating income	$289.1	15.9%	$170.4	11.9%	$118.7	400 bps

(a)Reflects the disposition of our Club Monaco business at the end of the first quarter of Fiscal 2022.
North America operating margin improved by 150 basis points, primarily due to the net favorable impact of 200 basis points attributable to higher impairment of assets and COVID-19-related bad debt expense recorded during the three months ended December 26, 2020 as compared to the current fiscal year period. The overall improvement in operating margin also reflected the favorable impact of approximately 20 basis points related to our retail business, largely attributable to a decline in SG&A expenses as a percentage of net revenues driven by operating leverage on higher net revenues, partially offset by a decline in our gross margin. Partially offsetting these improvements in operating margin was the unfavorable impact of approximately 70 basis points related to our wholesale business, largely driven by a decline in our gross margin, partially offset by a decline in SG&A expenses as a percentage of net revenues.
Europe operating margin improved by 390 basis points, primarily due to the favorable impacts of approximately 360 basis points and 240 basis points related to our retail and wholesale businesses, respectively, both largely attributable to a decline in SG&A expenses as a percentage of net revenues driven by operating leverage on higher net revenues. The basis point improvement of our retail business also reflected an increase in our gross margin, while the improvement in our wholesale business reflected a decline in our gross margin. These improvements in operating margin were partially offset by the unfavorable impacts of 130 basis points attributable to lower favorable COVID-19-related bad debt expense reversals during the three months ended December 25, 2021 as compared to the prior fiscal year period and 80 basis points attributable to foreign currency effects.
Asia operating margin improved by 130 basis points, primarily due to the favorable impact of approximately 100 basis points related to our retail business, largely driven by an increase in our gross margin, partially offset by an increase in SG&A expenses as a percentage of net revenues. The remaining 30 basis point improvement in operating margin was attributable to our wholesale business, largely driven by a decline in SG&A expenses as a percentage of net revenues.

Unallocated corporate expenses increased by $30.7 million to $161.5 million during the three months ended December 25, 2021. The increase in unallocated corporate expenses was due to higher marketing and advertising expenses of $15.4 million, higher compensation-related expenses of $12.6 million, and higher other expenses of $10.8 million, partially offset by higher intercompany sourcing commission income of $8.1 million (which is offset at the segment level and eliminates in consolidation).
Unallocated restructuring and other charges, net decreased by $9.7 million to $0.2 million during the three months ended December 25, 2021, as previously discussed above and in Note 8 to the accompanying consolidated financial statements.
Non-operating Income (Expense), Net. Non-operating income (expense), net is comprised of interest expense, interest income, and other income (expense), net, which includes foreign currency gains (losses), equity in income (losses) from our equity-method investees, and other non-operating expenses. During the three-month periods ended December 25, 2021 and December 26, 2020, we reported non-operating expense, net, of $11.9 million and $8.2 million, respectively. The $3.7 million increase in non-operating expense, net was driven by:
•a $1.5 million decline in other income, net, primarily driven by lower net foreign currency gains during the three months ended December 25, 2021 as compared to the prior fiscal year period;
•a $1.2 million increase in interest expense, primarily driven by our finance leases; and
•a $1.0 million decline in interest income, primarily driven by lower interest rates in financial markets.
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
The income tax provision and effective tax rate for the three months ended December 25, 2021 were $59.5 million and 21.4%, respectively, as compared to $42.4 million and 26.2%, respectively, for the three months ended December 26, 2020. The $17.1 million increase in our income tax provision was primarily driven by the increase in our pretax income, partially offset by a 480 basis point decline in our effective tax rate. The decline in our effective tax rate was primarily driven by the absence of incremental tax expense of $14.2 million recorded during the prior fiscal year period related to international tax legislation enacted in connection with the European Union's anti-tax avoidance directive and $6.7 million primarily due to a decrease in a net operating loss carryback under the CARES Act, partially offset by an income tax benefit of $9.1 million primarily related to a change in the valuation allowance provided against domestic losses attributable to significant COVID-19 business disruptions. Collectively, this $11.8 million of net incremental tax expense increased our prior fiscal period effective tax rate by 720 basis points. The decline in our effective tax rate during the current fiscal year period also reflected the unfavorable impact of 240 basis points primarily related to certain unfavorable permanent adjustments. See Note 9 to the accompanying consolidated financial statements.
Net Income.    Net income increased to $217.7 million for the three months ended December 25, 2021, from $119.8 million for the three months ended December 26, 2020. The $97.9 million increase in net income was primarily due to the increase in our operating income, partially offset by the increase in our income tax provision, both as previously discussed. Our operating results during the three-month periods ended December 25, 2021 and December 26, 2020 included net restructuring-related charges, impairment of assets, and certain other charges (benefits) totaling $0.1 million and $19.5 million, respectively, which had an after-tax effect of reducing net income by $0.4 million and $16.6 million, respectively. Net income during the three months ended December 26, 2020, also reflected $11.8 million of incremental net tax expense recorded in connection with one-time tax events, as previously discussed.
Net Income per Diluted Share.    Net income per diluted share increased to $2.93 for the three months ended December 25, 2021, from $1.61 for the three months ended December 26, 2020. The $1.32 per share increase was driven by the higher level of net income, as previously discussed. Net income per diluted share for the three-month periods ended December 25, 2021 and December 26, 2020 were also negatively impacted by $0.01 per share and $0.22 per share, respectively, as a result of net restructuring-related charges, impairment of assets, and certain other charges (benefits), as previously discussed. Net income per diluted share for the three months ended December 26, 2020 was also negatively impacted by $0.15 per share due to incremental net tax expense recorded in connection with one-time tax events, as previously discussed.

Nine Months Ended December 25, 2021 Compared to Nine Months Ended December 26, 2020
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Nine Months Ended
	December 25, 2021	December 26, 2020	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$4,695.8	$3,113.8	$1,582.0	50.8%
Cost of goods sold	(1,514.4)	(1,035.3)	(479.1)	46.3%
Gross profit	3,181.4	2,078.5	1,102.9	53.1%
Gross profit as % of net revenues	67.8%	66.7%		110 bps
Selling, general, and administrative expenses	(2,391.9)	(1,883.3)	(508.6)	27.0%
SG&A expenses as % of net revenues	50.9%	60.5%		(960 bps)
Impairment of assets	(19.3)	(35.7)	16.4	(45.9%)
Restructuring and other charges, net	(8.6)	(177.4)	168.8	(95.1%)
Operating income (loss)	761.6	(17.9)	779.5	NM
Operating income (loss) as % of net revenues	16.2%	(0.6%)		1,680 bps
Interest expense	(40.3)	(34.6)	(5.7)	16.6%
Interest income	4.4	7.5	(3.1)	(41.7%)
Other income (expense), net	(0.4)	5.5	(5.9)	NM
Income (loss) before income taxes	725.3	(39.5)	764.8	NM
Income tax provision	(149.6)	(7.5)	(142.1)	NM
Effective tax rate(a)	20.6%	(18.9%)		3,950 bps
Net income (loss)	$575.7	$(47.0)	$622.7	NM
Net income (loss) per common share:
Basic	$7.82	$(0.64)	$8.46	NM
Diluted	$7.68	$(0.64)	$8.32	NM

(a)Effective tax rate is calculated by dividing the income tax provision by income (loss) before income taxes.
NM Not meaningful.
Net Revenues.    Net revenues increased by $1.582 billion, or 50.8%, to $4.696 billion during the nine months ended December 25, 2021 as compared to the nine months ended December 26, 2020, including net favorable foreign currency effects of $22.2 million. On a constant currency basis, net revenues increased by $1.560 billion, or 50.1%. The increase in net revenues reflected growth across all regions largely driven by a reduction in store closures and other COVID-19-related disruptions experienced during the current fiscal year period as compared to the prior fiscal year period, coupled with continued growth in our digital commerce operations and overall stronger consumer demand. This growth was partially offset by the disposition of our Club Monaco business at the end of the first quarter of Fiscal 2022 and the transition of our Chaps business to a fully licensed business model during the second quarter of Fiscal 2022.
The following table summarizes the percentage change in our consolidated comparable store sales for the nine months ended December 25, 2021 as compared to the prior fiscal year period:

% Change
Digital commerce	35%
Brick and mortar	48%
Total comparable store sales	45%

Our global average store count decreased by 29 stores and concession shops during the nine months ended December 25, 2021 compared with the nine months ended December 26, 2020, largely driven by the sale of our Club Monaco business on June 26, 2021, partially offset by new openings in Asia.
Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the comparable prior fiscal year period, are provided below:

	Nine Months Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	December 25, 2021	December 26, 2020	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$2,293.9	$1,423.4	$870.5	$4.0	$866.5	61.2%	60.9%
Europe	1,313.3	795.8	517.5	15.9	501.6	65.0%	63.0%
Asia	940.7	738.1	202.6	2.2	200.4	27.4%	27.1%
Other non-reportable segments(a)	147.9	156.5	(8.6)	0.1	(8.7)	(5.5%)	(5.6%)
Total net revenues	$4,695.8	$3,113.8	$1,582.0	$22.2	$1,559.8	50.8%	50.1%

(a)Reflects the disposition of our Club Monaco business at the end of the first quarter of Fiscal 2022.
North America net revenues — Net revenues increased by $870.5 million, or 61.2%, during the nine months ended December 25, 2021 as compared to the nine months ended December 26, 2020. On a constant currency basis, net revenues increased by $866.5 million, or 60.9%.
The $870.5 million net increase in North America net revenues was driven by:
•a $562.2 million net increase related to our North America retail business, reflecting a reduction in store closures and other COVID-19-related disruptions and the continued growth in our digital commerce operations. On a constant currency basis, net revenues increased by $559.5 million, reflecting increases of $516.9 million in comparable store sales and $42.6 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our North America retail business:

% Change
Digital commerce	37%
Brick and mortar	67%
Total comparable store sales	58%
•a $308.3 million net increase related to our North America wholesale business largely driven by minimal shipments during the comparable prior fiscal year period due to significant COVID-19-related business disruptions, coupled with overall stronger consumer demand. This growth was partially offset by the transition of our Chaps business to a fully licensed business model during the second quarter of Fiscal 2022, as well as other strategic resets within our wholesale distribution channel.
Europe net revenues — Net revenues increased by $517.5 million, or 65.0%, during the nine months ended December 25, 2021 as compared to the nine months ended December 26, 2020. On a constant currency basis, net revenues increased by $501.6 million, or 63.0%.
The $517.5 million net increase in Europe net revenues was driven by:
•a $290.1 million net increase related to our Europe wholesale business largely driven by minimal shipments during the comparable prior fiscal year period due to significant COVID-19-related business disruptions, overall stronger consumer demand, and net favorable foreign currency effects of $6.6 million; and
•a $227.4 million net increase related to our Europe retail business, reflecting a reduction in store closures and other COVID-19-related disruptions and the continued growth in our digital commerce operations, as well as net favorable foreign currency effects of $9.3 million. On a constant currency basis, net revenues increased by $218.1 million, reflecting increases of $204.0 million in comparable store sales and $14.1 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Europe retail business:

% Change
Digital commerce	25%
Brick and mortar	63%
Total comparable store sales	52%
Asia net revenues — Net revenues increased by $202.6 million, or 27.4%, during the nine months ended December 25, 2021 as compared to the nine months ended December 26, 2020. On a constant currency basis, net revenues increased by $200.4 million, or 27.1%.
The $202.6 million net increase in Asia net revenues was driven by:
•a $185.9 million net increase related to our Asia retail business, reflecting a reduction in store closures and other COVID-19-related disruptions and the continued growth in our digital commerce operations, as well as net favorable foreign currency effects of $2.1 million. On a constant currency basis, net revenues increased by $183.8 million, reflecting increases of $118.4 million in comparable store sales and $65.4 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Asia retail business:

% Change
Digital commerce	58%
Brick and mortar	17%
Total comparable store sales	19%
•a $16.7 million net increase related to our Asia wholesale business, reflecting increases across all regions, most notably in Australia, South Korea, and Southeast Asia.
Gross Profit.    Gross profit increased by $1.103 billion, or 53.1%, to $3.181 billion for the nine months ended December 25, 2021, including net favorable foreign currency effects of $22.9 million. Gross profit as a percentage of net revenues increased to 67.8% for the nine months ended December 25, 2021 from 66.7% for the nine months ended December 26, 2020. The 110 basis point increase was primarily driven by improved product mix, pricing, and lower levels of promotional activity, partially offset by higher product costs and the absence of unusual geographic and channel mix benefits experienced during the prior fiscal year period in connection with COVID-19-related business disruptions in North America and Europe.
Selling, General, and Administrative Expenses.    SG&A expenses increased by $508.6 million, or 27.0%, to $2.392 billion for the nine months ended December 25, 2021, including net unfavorable foreign currency effects of $14.9 million. The increase in SG&A expenses reflects a reduction in the magnitude of COVID-19 business disruptions and our related mitigating actions, which during the prior fiscal year period included (i) lower compensation-related expenses driven by employee furloughs and terminations, reduced pay for our executives, senior management team, and Board of Directors, and COVID-19-related government subsidies, and (ii) lower rent and occupancy costs largely driven by reduced percentage-of-sales-based rent due to widespread store closures and a reduction in traffic, as well as rent abatements negotiated with certain of our landlords. The increase in SG&A expenses also reflects our investments to drive strategic growth, including our marketing and advertising initiatives, and lower favorable COVID-19-related bad debt expense adjustments recorded during the nine months ended December 25, 2021 as compared to the prior fiscal year period, partially offset by expense savings associated with the disposition of our Club Monaco business at the end of the first quarter of Fiscal 2022. SG&A expenses as a percentage of net revenues declined to 50.9% for the nine months ended December 25, 2021 from 60.5% for the nine months ended December 26, 2020. The 960 basis point improvement was primarily driven by operating leverage on higher net revenues, partially offset by higher expenses across various categories to drive strategic growth, coupled with the return to more normalized operations in comparison to the prior fiscal year period.

The $508.6 million increase in SG&A expenses was driven by:

Nine Months Ended December 25, 2021 Compared to Nine Months Ended December 26, 2020
(millions)
SG&A expense category:
Compensation-related expenses	$188.9
Marketing and advertising expenses	144.2
Selling-related expenses	53.5
Rent and occupancy costs	43.2
Shipping and handling costs	28.9
Staff-related expenses	18.4
Bad debt expense	17.6
Other	13.9
Total increase in SG&A expenses	$508.6
Impairment of Assets. During the nine-month periods ended December 25, 2021 and December 26, 2020, we recorded non-cash impairment charges of $19.3 million and $35.7 million, respectively, to write-down certain long-lived assets. See Note 7 to the accompanying consolidated financial statements.
Restructuring and Other Charges, Net. During the nine-month periods ended December 25, 2021 and December 26, 2020, we recorded restructuring charges of $4.4 million and $169.1 million, respectively, primarily consisting of severance and benefits costs and other cash charges, as well as other charges of $7.3 million and $8.3 million, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired. Additionally, during the nine months ended December 25, 2021, we recognized $3.1 million of income primarily related to a certain revenue share clause in our agreement with Regent for the sale of Club Monaco that entitled us to receive a portion of the sales generated by the Club Monaco business during a four-month business transition period. See Note 8 to the accompanying consolidated financial statements.
Operating Income (Loss).    We reported operating income of $761.6 million for the nine months ended December 25, 2021, as compared to an operating loss of $17.9 million for the nine months ended December 26, 2020. The increase in operating income reflects the return to more normalized operations in comparison to the prior fiscal year period, as previously discussed, as well as net favorable foreign currency effects of $8.0 million. Our operating results during the nine-month periods ended December 25, 2021 and December 26, 2020 were negatively impacted by net restructuring-related charges, impairment of assets, and certain other charges (benefits) totaling $15.2 million and $184.6 million, respectively. Operating income as a percentage of net revenues was 16.2% for the nine months ended December 25, 2021, reflecting a 1,680 basis point increase from the prior fiscal year period. The increase in operating income as a percentage of net revenues was primarily driven by lower net restructuring-related charges, impairment of assets, and certain other charges (benefits) recorded during the nine months ended December 25, 2021 as compared to the prior fiscal year period, the decrease in SG&A expenses as a percentage of net revenues, and the increase in our gross margin, all as previously discussed.

Operating income (loss) and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the comparable prior fiscal year period, are provided below:

	Nine Months Ended
	December 25, 2021		December 26, 2020
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$586.5	25.6%	$264.6	18.6%	$321.9	700 bps
Europe	353.4	26.9%	120.8	15.2%	232.6	1,170 bps
Asia	189.4	20.1%	120.6	16.3%	68.8	380 bps
Other non-reportable segments(a)	106.2	71.8%	37.6	24.0%	68.6	4,780 bps
	1,235.5		543.6		691.9
Unallocated corporate expenses	(465.3)		(384.1)		(81.2)
Unallocated restructuring and other charges, net	(8.6)		(177.4)		168.8
Total operating income (loss)	$761.6	16.2%	$(17.9)	(0.6%)	$779.5	1,680 bps

(a)Reflects the disposition of our Club Monaco business at the end of the first quarter of Fiscal 2022.
North America operating margin improved by 700 basis points, primarily due to the favorable impacts of approximately 440 basis points and 260 basis points related to our retail and wholesale businesses, respectively, both largely driven by a decline in SG&A expenses as a percentage of net revenues driven by operating leverage on higher net revenues. The basis point improvement of our retail business also reflected an increase in our gross margin, while the improvement in our wholesale business reflected a decline in our gross margin.
Europe operating margin improved by 1,170 basis points, primarily due to the favorable impacts of approximately 510 basis points and 480 basis points related to our wholesale and retail businesses, respectively, both largely driven by a decline in SG&A expenses as a percentage of net revenues driven by operating leverage on higher net revenues. The basis point improvement of our wholesale business also reflected an increase in our gross margin. The overall improvement in operating margin also reflected the favorable impact of 140 basis points attributable to lower impairment of assets during the nine months ended December 25, 2021 as compared to the prior fiscal year period, partially offset by lower favorable COVID-19-related bad debt expense reversals recorded during the current fiscal year period. The remaining improvement in operating margin was driven by favorable channel mix of approximately 50 basis points, partially offset by unfavorable foreign currency effects of 10 basis points.
Asia operating margin improved by 380 basis points, primarily due to the favorable impacts of approximately 220 basis points related to our retail business, largely driven by an increase in our gross margin, and approximately 60 basis points related to our wholesale business, largely driven by a decline in SG&A expenses as a percentage of net revenues. The overall improvement in operating margin also reflected 50 basis points attributable to favorable foreign currency effects, as well as 30 basis points attributable to lower non-routine inventory charges and impairment of assets recorded during the nine months ended December 25, 2021 as compared to the prior fiscal year period. The remaining 20 basis point improvement was primarily driven by favorable channel mix.
Unallocated corporate expenses increased by $81.2 million to $465.3 million during the nine months ended December 25, 2021. The increase in unallocated corporate expenses was due to higher compensation-related expenses of $69.9 million, higher marketing and advertising expenses of $27.7 million, higher impairment charges of $17.1 million, and higher other expenses of $1.5 million, partially offset by higher intercompany sourcing commission income of $35.0 million (which is offset at the segment level and eliminates in consolidation).
Unallocated restructuring and other charges, net decreased by $168.8 million to $8.6 million during the nine months ended December 25, 2021, as previously discussed above and in Note 8 to the accompanying consolidated financial statements.

Non-operating Income (Expense), Net. During the nine-month periods ended December 25, 2021 and December 26, 2020, we reported non-operating expense, net of $36.3 million and $21.6 million, respectively. The $14.7 million increase in non-operating expense, net was driven by:
•a $5.9 million decline in other income (expense), net, primarily driven by lower net foreign currency gains during the nine months ended December 25, 2021 as compared to the prior fiscal year period;
•a $5.7 million increase in interest expense, primarily driven by our finance leases, as well as the higher average level of outstanding debt during the nine months ended December 25, 2021 as compared to the prior fiscal year period (see "Financial Condition and Liquidity — Cash Flows"); and
•a $3.1 million decline in interest income, primarily driven by lower interest rates in financial markets.
Income Tax Provision.   The income tax provision and effective tax rate for the nine months ended December 25, 2021 were $149.6 million and 20.6%, respectively, as compared to $7.5 million and (18.9%), respectively, for the nine months ended December 26, 2020. The $142.1 million increase in our income tax provision was driven by the increase in our pretax income, as well as an increase in our effective tax rate of 3,950 basis points. Our income tax provision for the nine months ended December 26, 2020 reflected incremental tax expense of $16.1 million primarily related to a valuation allowance provided against domestic losses attributable to significant COVID-19 business disruptions and $14.2 million related to international tax legislation enacted in connection with the European Union's anti-tax avoidance directive, partially offset by an income tax benefit of $24.4 million primarily due to a net operating loss carryback under the CARES Act. Collectively, this $5.9 million of net incremental tax expense reduced our prior year fiscal period effective tax rate by 1,480 basis points. The remaining 2,470 basis point increase in our effective tax rate was primarily driven by the impact of stock compensation, tax adjustments related to audit settlements, and certain permanent adjustments. See Note 9 to the accompanying consolidated financial statements.
Net Income (Loss).    We reported net income of $575.7 million for the nine months ended December 25, 2021, as compared to a net loss of $47.0 million for the nine months ended December 26, 2020. The $622.7 million increase in net income was primarily due to the increase in our operating income, partially offset by the increase in our income tax provision, both as previously discussed. Our operating results during the nine-month periods ended December 25, 2021 and December 26, 2020 were negatively impacted by net restructuring-related charges, impairment of assets, and certain other charges (benefits) totaling $15.2 million and $184.6 million, respectively, which had an after-tax effect of reducing net income by $11.8 million and $151.6 million, respectively. Our net loss during the nine months ended December 26, 2020 also reflected $5.9 million of incremental net tax expense recorded in connection with one-time tax events, as previously discussed.
Net Income (Loss) per Diluted Share.    We reported net income per diluted share of $7.68 for the nine months ended December 25, 2021, as compared to a net loss per diluted share of $0.64 for the nine months ended December 26, 2020. The $8.32 per share increase was driven by the higher level of net income, as previously discussed. Net income per diluted share for the nine-month periods ended December 25, 2021 and December 26, 2020 were also negatively impacted by $0.15 per share and $2.03 per share, respectively, related to net restructuring-related charges, impairment of assets, and certain other charges (benefits), as previously discussed. Net loss per diluted share for the nine months ended December 26, 2020 was also negatively impacted by $0.08 per share due to incremental net tax expense recorded in connection with one-time tax events, as previously discussed.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of December 25, 2021 and March 27, 2021:

	December 25, 2021	March 27, 2021	$ Change
	(millions)
Cash and cash equivalents	$2,276.8	$2,579.0	$(302.2)
Short-term investments	710.2	197.5	512.7
Current portion of long-term debt(a)	(499.4)	—	(499.4)
Long-term debt(a)	(1,136.0)	(1,632.9)	496.9
Net cash and investments(b)	$1,351.6	$1,143.6	$208.0
Equity	$2,722.9	$2,604.4	$118.5

(a)See Note 10 to the accompanying consolidated financial statements for discussion of the carrying values of our debt.
(b)"Net cash and investments" is defined as cash and cash equivalents, plus investments, less total debt.
The increase in our net cash and investments position at December 25, 2021 as compared to March 27, 2021 was primarily due to operating cash flows of $821.7 million, partially offset by our use of cash to support Class A common stock repurchases of $340.4 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to invest in our business through $113.6 million in capital expenditures, and to make dividend payments of $101.1 million.
The increase in our equity was attributable to our comprehensive income and the net impact of stock-based compensation arrangements, partially offset by our share repurchase activity and dividends declared during the nine months ended December 25, 2021.
Cash Flows
The following table details our cash flows for the nine-month periods ended December 25, 2021 and December 26, 2020:

	Nine Months Ended
	December 25, 2021	December 26, 2020	$ Change
	(millions)
Net cash provided by operating activities	$821.7	$334.6	$487.1
Net cash provided by (used in) investing activities	(635.8)	256.6	(892.4)
Net cash provided by (used in) financing activities	(458.3)	363.7	(822.0)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(30.2)	46.8	(77.0)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(302.6)	$1,001.7	$(1,304.3)
Net Cash Provided by Operating Activities.    Net cash provided by operating activities was $821.7 million during the nine months ended December 25, 2021, as compared to $334.6 million during the nine months ended December 26, 2020. The $487.1 million net increase in cash provided by operating activities was due to an increase in net income before non-cash charges, partially offset by a net unfavorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period.
The net unfavorable change related to our operating assets and liabilities, including our working capital, was primarily driven by:
•a year-over-year increase in our inventory levels largely to support revenue growth;

•a net unfavorable change in our accounts payable and accrued liabilities largely driven by an unfavorable change in our restructuring reserve due to a decrease in restructuring charges recorded during the nine months ended December 25, 2021 as compared to the prior fiscal year period, partially offset by a favorable change in our dividends payable related to the temporary suspension and subsequent resumption of our quarterly cash dividend program, as well as a favorable change in our accounts payable largely driven by an increase in our expenses during the third quarter of Fiscal 2022 as compared to the prior fiscal year period and the timing of cash payments;
•an unfavorable change related to our income tax receivables and payables largely driven by the timing of cash receipts and payments, respectively; and
•an unfavorable change related to our prepaid expenses and other current assets largely driven by an increase in non-trade receivables primarily related to transition services being performed in connection with the disposition of our Club Monaco business (see "Recent Developments"), as well as the timing of cash payments.
These decreases related to our operating assets and liabilities were partially offset by:
•a favorable change related to our accounts receivable, largely driven by a return to more normalized operations in comparison to the prior fiscal year period.
Net Cash Provided by (Used in) Investing Activities.    Net cash used in investing activities was $635.8 million during the nine months ended December 25, 2021, as compared to cash provided by investing activities of $256.6 million during the nine months ended December 26, 2020. The $892.4 million net decrease in cash provided by investing activities was primarily driven by:
•an $855.8 million decrease in proceeds from sales and maturities of investments, less purchases of investments. During the nine months ended December 25, 2021, we made net purchases of investments of $520.1 million, as compared to receiving net proceeds from sales and maturities of investments of $335.7 million during the nine months ended December 26, 2020; and
•a $32.8 million increase in capital expenditures. During the nine months ended December 25, 2021, we spent $113.6 million on capital expenditures, as compared to $80.8 million during the nine months ended December 26, 2020. Our capital expenditures during the nine months ended December 25, 2021 primarily related to store openings and renovations, as well as enhancements to our information technology systems.
We currently expect to spend approximately $200 million to $225 million on capital expenditures during Fiscal 2022, lower than our previous estimate of $250 million to $275 million as we shift certain capital investments into Fiscal 2023.
Net Cash Provided by (Used in) Financing Activities.    Net cash used in financing activities was $458.3 million during the nine months ended December 25, 2021, as compared to net cash provided by financing activities of $363.7 million during the nine months ended December 26, 2020. The $822.0 million net decrease in cash provided by financing activities was primarily driven by:
•a $466.9 million decrease in cash proceeds from the issuance of debt, less debt repayments. During the nine months ended December 25, 2021, we did not issue or repay any debt. On a comparative basis, during the nine months ended December 26, 2020, we received $1.242 billion in proceeds from the issuance of our 1.700% unsecured notes and 2.950% unsecured senior notes, a portion of which was used to repay $475.0 million of borrowings previously outstanding under our credit facilities and our previously outstanding $300.0 million principal amount of unsecured 2.625% senior notes that matured August 18, 2020;
•a $304.3 million increase in cash used to repurchase shares of our Class A common stock. During the nine months ended December 25, 2021, we resumed activities under our common stock repurchase program and repurchased $300.0 million of shares of our Class A common stock, and an additional $40.4 million in shares of our Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our long-term stock incentive plans. On a comparative basis, during the nine months ended December 26, 2020, $36.1 million in shares of our Class A common stock were surrendered or withheld for taxes; and

•a $51.3 million increase in payments of dividends, driven by the reinstatement of our quarterly cash dividend program during Fiscal 2022 after being temporarily suspended at the beginning of the COVID-19 pandemic as a preemptive action to preserve cash and strengthen our liquidity position, as discussed in "Dividends" below.
Sources of Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, our available cash and cash equivalents and short-term investments, availability under our credit and overdraft facilities and commercial paper program, and other available financing options.
During the nine months ended December 25, 2021, we generated $821.7 million of net cash flows from our operations. As of December 25, 2021, we had $2.987 billion in cash, cash equivalents, and short-term investments, of which $1.062 billion were held by our subsidiaries domiciled outside the U.S. We are not dependent on foreign cash to fund our domestic operations. Undistributed foreign earnings that were subject to the Tax Cuts and Jobs Act's one-time mandatory transition tax as of December 31, 2017 are not considered to be permanently reinvested and may be repatriated to the U.S. in the future with minimal or no additional U.S. taxation. We intend to permanently reinvest undistributed foreign earnings generated after December 31, 2017 that were not subject to the one-time mandatory transition tax. However, if our plans change and we choose to repatriate post-2017 earnings to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.
The following table presents the total availability, borrowings outstanding, and remaining availability under our credit and overdraft facilities and Commercial Paper Program as of December 25, 2021:

	December 25, 2021
Description(a)	Total Availability	Borrowings Outstanding		Remaining Availability
	(millions)
Global Credit Facility and Commercial Paper Program(b)	$500	$10	(c)	$490
Pan-Asia Credit Facilities	33	—		33
Japan Overdraft Facility	44	—		44

(a)As defined in Note 10 to the accompanying consolidated financial statements.
(b)Borrowings under the Commercial Paper Program are supported by the Global Credit Facility. Accordingly, we do not expect combined borrowings outstanding under the Commercial Paper Program and the Global Credit Facility to exceed $500 million.
(c)Represents outstanding letters of credit for which we were contingently liable under the Global Credit Facility as of December 25, 2021.
We believe that the Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of December 25, 2021, there were eight financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 20%. In accordance with the terms of the agreement, we have the ability to expand our borrowing availability under the Global Credit Facility to $1 billion through the full term of the facility, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments.
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
The Global Credit Facility contains a number of covenants, as described in Note 10 to the accompanying consolidated financial statements. As of December 25, 2021, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility. The Pan-Asia Borrowing Facilities do not contain any financial covenants.
See Note 10 to the accompanying consolidated financial statements and Note 11 of the Fiscal 2021 10-K for additional information relating to our debt and covenant compliance.
Common Stock Repurchase Program
Repurchases of shares of our Class A common stock are subject to overall business and market conditions, as well as other potential factors such as the temporary restrictions previously in place under our Global Credit Facility. Accordingly, in response to business disruptions related to the COVID-19 pandemic, effective beginning in the first quarter of Fiscal 2021, we temporarily suspended our common stock repurchase program as a preemptive action to preserve cash and strengthen our liquidity position. However, we resumed activities under our Class A common stock repurchase program during the third quarter of Fiscal 2022 as restrictions under our Global Credit Facility were lifted (see Note 10 to the accompanying consolidated financial statements) and overall business and market conditions have improved since the COVID-19 pandemic first emerged.
As of December 25, 2021, the remaining availability under our Class A common stock repurchase program was approximately $280 million. On February 2, 2022, our Board of Directors approved an expansion of our existing common stock repurchase program that allowed us to repurchase up to an additional $1.500 billion of our Class A common stock.
See Note 14 to the accompanying consolidated financial statements for additional information relating to our Class A common stock repurchase program.

Dividends
Except as discussed below, we have maintained a regular quarterly cash dividend program on our common stock since 2003.
In response to business disruptions related to the COVID-19 pandemic, effective beginning in the first quarter of Fiscal 2021 we temporarily suspended our quarterly cash dividend program as a preemptive action to preserve cash and strengthen our liquidity position. On May 19, 2021, our Board of Directors approved the reinstatement of our quarterly cash dividend program at the pre-pandemic amount of $0.6875 per share. The third quarter Fiscal 2022 dividend of $0.6875 per share was declared on December 10, 2021, was payable to shareholders of record at the close of business on December 24, 2021, and was paid on January 7, 2022.
We intend to continue to pay regular dividends on outstanding shares of our common stock. However, any decision to declare and pay dividends in the future will ultimately be made at the discretion of our Board of Directors and will depend on our results of operations, cash requirements, financial condition, and other factors that the Board of Directors may deem relevant, including economic and market conditions.
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
Given our use of derivative instruments, we are exposed to the risk that the counterparties to such contracts will fail to meet their contractual obligations. To mitigate such counterparty credit risk, it is our policy to only enter into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. Our established policies and procedures for mitigating credit risk include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties, when possible, to further mitigate credit risk. As a result of the above considerations, we do not believe that we are exposed to undue concentration of counterparty risk with respect to our derivative contracts as of December 25, 2021. However, we do have in aggregate $28.3 million of derivative instruments in net asset positions held across four creditworthy financial institutions.
Foreign Currency Risk Management
We manage our exposure to changes in foreign currency exchange rates using forward foreign currency exchange and cross-currency swap contracts. Refer to Note 12 to the accompanying consolidated financial statements for a summary of the notional amounts and fair values of our outstanding forward foreign currency exchange and cross-currency swap contracts, as well as the impact on earnings and other comprehensive income of such instruments as of December 25, 2021.
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
Investment Risk Management
As of December 25, 2021, we had cash and cash equivalents on-hand of $2.277 billion, consisting of deposits in interest bearing accounts, investments in money market deposit accounts, and investments in time deposits with original maturities of 90 days or less. Our other significant investments included $710.2 million of short-term investments, consisting of investments in time deposits with original maturities greater than 90 days; and $8.6 million of restricted cash held in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters and real estate leases.
We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed in Note 3 to the accompanying consolidated financial statements. Our investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in our investment policy. See Note 12 to the accompanying consolidated financial statements for further detail of the composition of our investment portfolio as of December 25, 2021.
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
We carried out an evaluation based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our principal executive and principal financial officers have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of December 25, 2021. There has been no change in the Company's internal control over financial reporting during the fiscal quarter ended December 25, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Although there have been no material changes in the Company's internal control over financial reporting, we continue to experience varying degrees of business disruptions related to the COVID-19 pandemic, including periods of temporary closure of our stores, distribution centers, and corporate facilities, as described within "Recent Developments," with a significant portion of our corporate employees continuing to work remotely. Additionally, in connection with our Fiscal 2021 Strategic Realignment Plan, as described within "Recent Developments," we made a significant reduction to our global workforce during the second half of Fiscal 2021. Despite such cumulative actions, we have not experienced any material changes to our internal controls over financial reporting. We will continue to evaluate and monitor the impact of the COVID-19 pandemic and our restructuring activities on our internal controls. See Item 1A — "Risk Factors" in the Fiscal 2021 10-K for additional discussion regarding risks to our business associated with the COVID-19 pandemic and our restructuring plans.

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
No shares of the Company's Class B common stock were converted into Class A common stock during the three months ended December 25, 2021.
(b)     Not Applicable
(c)Stock Repurchases
The following table sets forth the repurchases of shares of the Company's Class A common stock during the three months ended December 25, 2021:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(a)
					(millions)
September 26, 2021 to October 23, 2021	5,058	(b)	$114.53	—	$580
October 24, 2021 to November 27, 2021	1,132,330		127.04	1,132,330	436
November 28, 2021 to December 25, 2021	1,325,407	(c)	117.86	1,325,346	280
	2,462,795			2,457,676

(a)On February 2, 2022, the Company's Board of Directors approved an expansion of the common stock repurchase program that allows it to repurchase up to an additional $1.500 billion of its Class A common stock. Repurchases of shares of the Company's Class A common stock are subject to overall business and market conditions.
(b)Represents shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.
(c)Includes 61 shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.

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
10.1*
Credit Agreement, dated as of August 12, 2019 and as amended by the Second Amendment, dated as of January 3, 2022, among the Company, Ralph Lauren Europe Sàrl, RL Finance B.V. and Ralph Lauren Asia Pacific Limited as the borrowers, the lenders party thereto, Bank of America, N.A., as syndication agent, Wells Fargo Bank, N.A., HSBC Bank USA, N.A., ING Bank N.V., Dublin Branch, and Deutsche Bank Securities Inc., as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent

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

Date: February 3, 2022

