Form 10-K
period 2022-04-02
RALPH LAUREN CORP
filed 2022-05-24
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended April 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).          Yes ☐ No ☑
The aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant was approximately $5.624 billion as of September 24, 2021, the last business day of the registrant's most recently completed second fiscal quarter based on the closing price of the common stock on the New York Stock Exchange.
At May 18, 2022, 45,194,105 shares of the registrant's Class A common stock, $.01 par value and 24,881,276 shares of the registrant's Class B common stock, $.01 par value were outstanding.
Part III incorporates by reference information from certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended April 2, 2022.

RALPH LAUREN CORPORATION

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
•the impact to our business resulting from the COVID-19 pandemic, including periods of reduced operating hours and capacity limits and/or temporary closure of our stores, distribution centers, and corporate facilities, as well as those of our customers, suppliers, and vendors, and potential changes to consumer behavior, spending levels, and/or shopping preferences, such as willingness to congregate in shopping centers or other populated locations;
•the impact of economic, political, and other conditions on us, our customers, suppliers, vendors, and lenders, including potential business disruptions related to the war between Russia and Ukraine, civil and political unrest, and diplomatic tensions between the U.S. and other countries;
•the potential impact to our business resulting from supply chain disruptions, including those caused by capacity constraints, closed factories and/or labor shortages (stemming from pandemic diseases, labor disputes, strikes, or otherwise), scarcity of raw materials, and port congestion, which could result in inventory shortages and lost sales;
•the potential impact to our business resulting from inflationary pressures, including increases in the costs of raw materials, transportation, wages, healthcare, and other benefit-related costs;
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

•our ability to achieve our goals regarding environmental, social, and governance practices, including those related to climate change and our human capital;
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
•the potential impact to our business resulting from the imposition of additional duties, tariffs, taxes, and other charges or barriers to trade, including those resulting from trade developments between the U.S. and China, and any related impact to global stock markets, as well as our ability to implement mitigating sourcing strategies;
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
•the potential impact to the trading prices of our securities if our operating results, Class A common stock share repurchase activity, and/or cash dividend payments differ from investors' expectations;
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
In this Form 10-K, references to "Ralph Lauren," "ourselves," "we," "our," "us," and the "Company" refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. Due to the collaborative and ongoing nature of our relationships with our licensees, such licensees are sometimes referred to in this Form 10-K as "licensing alliances." Our fiscal year ends on the Saturday immediately before or after March 31. All references to "Fiscal 2023" represent the 52-week fiscal year ending April 1, 2023. All references to "Fiscal 2022" represent the 53-week fiscal year ended April 2, 2022. All references to "Fiscal 2021" represent the 52-week fiscal year ended March 27, 2021. All references to "Fiscal 2020" represent the 52-week fiscal year ended March 28, 2020.
PART I
Item 1.    Business.
General
Founded in 1967 by Mr. Ralph Lauren, we are a global leader in the design, marketing, and distribution of premium lifestyle products, including apparel, footwear, accessories, home furnishings, fragrances, and hospitality. For more than 50 years, Ralph Lauren has sought to inspire the dream of a better life through authenticity and timeless style. Our long-standing reputation and distinctive image have been developed across a wide range of products, brands, distribution channels, and international markets. We believe that our global reach, breadth of lifestyle product offerings, and multi-channel distribution are unique among luxury and apparel companies.
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
Our global reach is extensive, as we sell directly to customers throughout the world via our 504 retail stores and 684 concession-based shop-within-shops, as well as through our own digital commerce sites and those of various third-party digital partners. Merchandise is also available through our wholesale distribution channels at approximately 9,000 doors worldwide, the majority in specialty stores, as well as through the digital commerce sites of many of our wholesale customers. In addition to our directly-operated stores and shops, our international licensing partners operate 148 stores and shops.
We have been controlled by the Lauren family since the founding of our Company. As of April 2, 2022, Mr. R. Lauren, or entities controlled by the Lauren family, held approximately 85% of the voting power of the Company's outstanding common stock.
Objectives and Opportunities
Our purpose is to inspire the dream of a better life through authenticity and timeless style. We believe that our size and the global scope of our operations provide us with design, sourcing, and distribution synergies across our business. Our core strengths include a portfolio of global premium lifestyle brands, a well-diversified global multi-channel distribution network, an investment philosophy supported by a strong balance sheet, and an experienced management team. Despite the various risks and uncertainties associated with the current global economic environment, as discussed further in Item 7 — "Management's Discussion and Analysis of Financial Condition and Results of Operations — Global Economic Conditions and Industry Trends," we believe our core strengths will allow us to execute our long-term growth strategy.
An overview of our long-term growth strategy is presented below:

Global Citizenship and Sustainability
Global citizenship and sustainability at Ralph Lauren is rooted in the heritage of our brand and our purpose to inspire the dream of a better life through authenticity and timeless style. We believe that delivering the next 50 years for Ralph Lauren means rethinking our impact on the environment and society and utilizing creativity, the power of design, and innovative technologies to drive meaningful change. We call our citizenship and sustainability plan "Design the Change," and through this strategy, we’re creating a more sustainable future in three key areas:
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
3.Champion Better Lives
•Diversity, Equity, and Inclusion — We unite and inspire the communities within our Company, as well as those we serve, by amplifying voices and perspectives to create a culture of belonging, equality, inclusion, and fairness for all.
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
Additional information relating to Design the Change can be found in our annual sustainability reports, which is available at our website at http://investor.ralphlauren.com under the caption "Global Citizenship & Sustainability Report." Our 2022 Global Citizenship & Sustainability Report is expected to be published in June 2022. The content of our sustainability reports is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC. See Item 1A — "Risk Factors — Risks Related to Environmental, Social, and Governance Issues."
Recent Developments
COVID-19 Pandemic
Beginning in the fourth quarter of our Fiscal 2020, a novel strain of coronavirus commonly referred to as COVID-19 emerged and spread rapidly across the globe, including throughout all major geographies in which we operate, resulting in adverse economic conditions and business disruptions, as well as significant volatility in global financial markets. Since then, governments worldwide have periodically imposed varying degrees of preventative and protective actions, such as temporary travel bans, forced business closures, and stay-at-home orders, all in an effort to reduce the spread of the virus. Such factors, among others, have resulted in a significant decline in retail traffic, tourism, and consumer spending on discretionary items. Additionally, companies across a wide array of industries have implemented various initiatives to reduce operating expenses and preserve cash balances during the pandemic, including work furloughs, reduced pay, and severance actions, which could lower consumers' disposable income levels or willingness to purchase discretionary items. Such government restrictions, company initiatives, and other macroeconomic impacts resulting from the pandemic could continue to adversely affect consumer behavior, spending levels, and/or shopping preferences, such as willingness to congregate in indoor shopping centers or other populated locations.
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
The COVID-19 pandemic also continues to adversely impact our distribution, logistic, and sourcing partners, including temporary factory closures, labor shortages, vessel, container and other transportation shortages, and port congestion. Such disruptions have reduced the availability of inventory, delayed timing of inventory receipts, and resulted in increased costs for the both the purchase and transportation of such inventory.
Throughout the course of the pandemic, our priority has been to ensure the safety and well-being of our employees, customers, and the communities in which we operate around the world. We continue to consider the guidance of local governments and global health organizations and have implemented new health and safety protocols in our stores, distribution centers, and corporate facilities. We also took various preemptive actions in the prior fiscal year to preserve cash and strengthen our liquidity position, as described in the Fiscal 2021 10-K. Such actions included, but were not limited to, issuing $1.250 billion of unsecured senior notes, temporarily suspending our quarterly cash dividend and common stock repurchase programs, temporarily reducing the base compensation of our executives and senior management team, and temporarily furloughing or reducing work hours for a significant portion of our employees.
Despite the introduction of COVID-19 vaccines and improvements in the global economy as a whole during Fiscal 2022, the pandemic remains volatile and continues to evolve, including the emergence of variants of the virus, such as the Delta and Omicron variants, which has and could continue to adversely affect consumer sentiment and confidence. Accordingly, we cannot predict for how long and to what extent the pandemic will continue to impact our business operations or the overall global economy. We will continue to assess our operations location-by-location, considering the guidance of local governments and global health organizations.
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
Shortly thereafter, on October 29, 2020, we announced the planned transition of our Chaps brand to a fully licensed business model, consistent with our long-term brand elevation strategy and in connection with our third initiative. Specifically, we have entered into a multi-year licensing partnership, which took effect on August 1, 2021 following a transition period, with an affiliate of 5 Star Apparel LLC, a division of the OVED Group, to manufacture, market, and distribute Chaps menswear and womenswear. The products are being sold at existing channels of distribution with opportunities for expansion into additional channels and markets globally. This agreement has created incremental value for the Company by enabling an even greater focus on elevating our core brands in the marketplace, reducing our direct exposure to the North America department store channel, and setting up Chaps to deliver on its potential with an experienced partner that is focused on nurturing the brand.
Later, on February 3, 2021, our Board of Directors approved additional actions related to our real estate initiative. Specifically, we are in the process of further rightsizing and consolidating our global corporate offices to better align with our organizational profile and new ways of working. We also have closed, and may continue to close, certain of our stores to improve overall profitability. Additionally, we further consolidated our North America distribution centers in order to drive greater efficiencies, improve sustainability, and deliver a better consumer experience.
Finally, on June 26, 2021, in connection with our brand portfolio initiative, we sold our former Club Monaco business to Regent, L.P. ("Regent"), a global private equity firm, with no resulting gain or loss on sale realized during the first quarter of Fiscal 2022. Regent acquired Club Monaco's assets and liabilities in exchange for potential future cash consideration payable to us, including earn-out payments based on Club Monaco meeting certain defined revenue thresholds over a five-year period. Accordingly, we may realize amounts in the future related to the receipt of such contingent consideration. Additionally, in connection with this divestiture, we are providing Regent with certain operational support for a transitional period of approximately one year, varying by functional area.
In connection with the Fiscal 2021 Strategic Realignment Plan, we have recorded cumulative pre-tax charges of $262.1 million, of which $25.3 million and $236.8 million were recorded during Fiscal 2022 and Fiscal 2021, respectively. Actions associated with the Fiscal 2021 Strategic Realignment Plan were substantially completed by the end of Fiscal 2022, with certain remaining actions expected to be completed during Fiscal 2023. We now expect total charges of up to $300 million to be incurred in connection with this plan, consisting of cash-related charges of approximately $180 million and non-cash charges of approximately $120 million. Actions associated with this plan are expected to result in gross annualized pre-tax expense savings of approximately $200 million, a portion of which is being reinvested back into the business.
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
We combine consumer insight with our design, marketing, and imaging skills to offer, along with our licensing alliances, broad lifestyle product collections with a unified vision:
•Apparel — Our apparel products include extensive collections of men's, women's, and children's clothing, which are sold under various brand names, including Ralph Lauren Collection, Ralph Lauren Purple Label, Polo Ralph Lauren, Double RL, Lauren Ralph Lauren, Polo Golf Ralph Lauren, Ralph Lauren Golf, RLX Ralph Lauren, Polo Ralph Lauren Children, and Chaps, among others.
•Footwear and Accessories — Our range of footwear and accessories encompasses men's, women's, and children's, including casual shoes, dress shoes, boots, sneakers, sandals, eyewear, watches, fashion and fine jewelry, scarves, hats, gloves, umbrellas, and leather goods, including handbags, luggage, small leather goods, and belts, which are sold under our Ralph Lauren Collection, Ralph Lauren Purple Label, Double RL, Polo Ralph Lauren, Lauren Ralph Lauren, Polo Ralph Lauren Children, and Chaps brands.
•Fragrance — Our fragrance offerings capture the essence of Ralph Lauren's men's and women's brands with numerous labels, designed to appeal to a variety of audiences. Women's fragrance products are sold under our Ralph Lauren Collection, Woman by Ralph Lauren, Romance Collection, and Ralph Collection. Men's fragrance products are sold under our Polo Blue, Ralph's Club, Purple Label, Polo Red, Polo Green, Polo Black, Safari, Polo Sport, and Big Pony Men's brands.
•Home — Our home collections, which are sold under our Ralph Lauren, Polo, Lauren by Ralph Lauren, and Chaps brands, reflect the spirit of the Ralph Lauren lifestyle. Our range of home products includes bed and bath lines, furniture, fabric and wallcoverings, lighting, tabletop, kitchen linens, floor coverings, and giftware.
•Hospitality — Continuing to engage our consumers with experiential and unique expressions of the brand, our hospitality portfolio is a natural extension of the World of Ralph Lauren as expressed through the culinary arts. Ralph Lauren's global hospitality collection is comprised of our restaurants including The Polo Bar in New York City, RL Restaurant located in Chicago, Ralph's located in Paris, The Bar at Ralph Lauren located in Milan, and our Ralph's Coffee concept in various cities around the world.
Our lifestyle brand image is reinforced by our distribution through our stores and concession-based shop-within-shops, our wholesale channels of distribution, our global digital commerce sites, and our Ralph Lauren restaurants and cafés. We sell our products under the following key brand platforms:
1.Ralph Lauren Luxury — Our Luxury group includes:
Ralph Lauren Collection and Ralph Lauren Purple Label. Ralph Lauren Collection embodies the highest expression of chic, feminine glamour. Each piece is inspired by a vision of timeless luxury and modern elegance, and is crafted with unparalleled passion and artistry. For men, Ralph Lauren Purple Label is the ultimate expression of luxury for the modern gentleman. Refined suitings are hand-tailored, including custom made-to-measure suits crafted in the time-honored traditions of Savile Row. Purple Label's sophisticated sportswear is designed with a meticulous attention to detail, capturing the elegance and ease of Ralph Lauren's signature, timeless style. Ralph Lauren Collection and Ralph Lauren Purple Label are available in select Ralph Lauren stores around the world, an exclusive selection of the finest specialty stores, and online at our Ralph Lauren digital commerce sites, including RalphLauren.com.
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
Ralph Lauren Home. Ralph Lauren Home represents a full expression of modern luxury — style is a life well-lived. Based on an immersive design ethos, the collection includes furniture, lighting, bed and bath linens, tabletop, decorative accessories and gifts, as well as fabric, wallcoverings, and floorcoverings. Each piece is crafted with the greatest attention to detail. Ralph Lauren Home offers exclusive luxury goods at select Ralph Lauren stores and select wholesale partners, home specialty stores, trade showrooms, and online at our Ralph Lauren digital commerce site, RalphLauren.com.
Ralph Lauren Watches and Jewelry. We offer a premier collection of Swiss-made timepieces, which embody Ralph Lauren's passion for impeccable quality and exquisite design. We also offer premium collections of jewelry, which capture the glamour and craftsmanship of Ralph Lauren's most luxurious designs, from every day collections to the most refined and precious materials. Ralph Lauren watches and jewelry are available online at RalphLauren.com, at select Ralph Lauren stores, and a few of the finest watch and jewelry retailers around the world.
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
Polo Golf Ralph Lauren, Ralph Lauren Golf, and RLX Ralph Lauren Golf. Tested and worn by top-ranked professional golfers, Polo Golf Ralph Lauren, Ralph Lauren Golf, and RLX Ralph Lauren Golf for men and women define excellence in the world of golf. With a sharpened focus on the needs of the modern player but rooted in the rich design tradition of Ralph Lauren, the Golf collections combine state-of-the-art performance wear with luxurious finishing touches. Our Golf collections are available in select Polo stores, exclusive private clubs and resorts, and online at RalphLauren.com.
Pink Pony. The Pink Pony campaign is our worldwide initiative in the fight against cancer. In the U.S., a percentage of sales from Pink Pony products benefit the Pink Pony Fund of the Ralph Lauren Corporate Foundation, which supports cancer-related programs for early diagnosis, education, treatment, and research, and is dedicated to bringing patient navigation and quality cancer care to medically underserved communities. Internationally, a network of local cancer charities around the world benefit from the sale of Pink Pony products. Pink Pony consists of dual gender sportswear and accessories. Pink Pony items feature our iconic pink polo player – a symbol of our commitment to the fight against cancer. Pink Pony is available at select Polo and Ralph Lauren stores and online at our Ralph Lauren digital commerce sites, including RalphLauren.com. Pink Pony is also available at select Macy's stores and online at Macys.com.

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
Lauren Home. Lauren Home collection includes accessibly-priced, timeless bath and bedding collections, as well as kitchen linens, floorcoverings, and lighting. The collection is built upon an assortment of essentials that is designed to be mixed with seasonal updates, all rooted in the brand's classic style.
4.Chaps — Chaps celebrates real American style, delivering classic collections updated for modern lifestyles for men, women, children and home. The modern lifestyle collection offers versatile sportswear, workday essentials, tailored clothing, and occasion dresses that are wearable from season to season. Chaps is available in select department stores and retail partner digital commerce sites across the U.S., Canada, and Mexico. Refer to "Recent Developments" for discussion regarding the recent transition of our Chaps brand to a fully licensed business model.
Our Segments
We organize our business into the following three reportable segments:
•North America — Our North America segment, representing approximately 48% of our Fiscal 2022 net revenues, primarily consists of sales of our Ralph Lauren branded apparel, footwear, accessories, home furnishings, and related products made through our retail and wholesale businesses in the U.S. and Canada. In North America, our retail business is primarily comprised of our Ralph Lauren stores, our factory stores, and our digital commerce site, www.RalphLauren.com. Our wholesale business in North America is comprised primarily of sales to department stores and, to a lesser extent, specialty stores.
•Europe — Our Europe segment, representing approximately 28% of our Fiscal 2022 net revenues, primarily consists of sales of our Ralph Lauren branded apparel, footwear, accessories, home furnishings, and related products made through our retail and wholesale businesses in Europe and emerging markets. In Europe, our retail business is primarily comprised of our Ralph Lauren stores, our factory stores, our concession-based shop-within-shops, and our various digital commerce sites. Our wholesale business in Europe is comprised primarily of a varying mix of sales to both department stores and specialty stores, depending on the country, as well as to various third-party digital partners.
•Asia — Our Asia segment, representing approximately 21% of our Fiscal 2022 net revenues, primarily consists of sales of our Ralph Lauren branded apparel, footwear, accessories, home furnishings, and related products made through our retail and wholesale businesses in Asia, Australia, and New Zealand. Our retail business in Asia is primarily comprised of our Ralph Lauren stores, our factory stores, our concession-based shop-within-shops, and our various digital commerce sites. In addition, we sell our products online through various third-party digital partner commerce sites. Our wholesale business in Asia is comprised primarily of sales to department stores, with related products distributed through shop-within-shops.
No operating segments were aggregated to form our reportable segments. In addition to these reportable segments, we also have other non-reportable segments, representing approximately 3% of our Fiscal 2022 net revenues, which primarily consist of Ralph Lauren and Chaps branded royalty revenues earned through our global licensing alliances. In addition, prior to its disposition at the end of our first quarter of Fiscal 2022, our other non-reportable segments also included sales of Club Monaco branded products made through our retail and wholesale businesses in the U.S., Canada, and Europe, and our licensing alliances in Asia. Refer to "Recent Developments" for additional discussion regarding the disposition of our former Club Monaco business, as well as the recent transition of our Chaps business to a fully licensed business model.
This segment structure is consistent with how we establish our overall business strategy, allocate resources, and assess performance of our Company.

Approximately 51% of our Fiscal 2022 net revenues were earned outside of the U.S. See Note 20 to the accompanying consolidated financial statements for a summary of net revenues and operating income by segment, as well as net revenues and long-lived assets by geographic location.
Our Retail Business
Our retail business sells directly to customers throughout the world via our 504 retail stores and 684 concession-based shop-within-shops, totaling approximately 4.0 million and 0.7 million square feet, respectively, as well as through our own digital commerce sites and those of various third-party digital partners. We operate our business using a global omni-channel retailing strategy that seeks to deliver an integrated shopping experience with a consistent message of our brands and products to our customers, regardless of whether they are shopping for our products in physical stores or online. We also continue to scale and expand our Connected Retail capabilities to enhance the consumer experience, which now include virtual selling appointments, Buy Online-Pick Up in Store, and mobile checkout and contactless payments, among other capabilities.
Ralph Lauren Stores
Our Ralph Lauren stores feature a broad range of apparel, footwear, accessories, watch and jewelry, fragrance, and home product assortments in an atmosphere reflecting the distinctive attitude and image of the Ralph Lauren, Polo, and Double RL brands, including exclusive merchandise that is not sold in department stores. During Fiscal 2022, we opened 31 new Ralph Lauren stores and closed 7 stores. Our Ralph Lauren stores are primarily situated in major upscale street locations and upscale regional malls, generally in large urban markets.
The following table presents the number of Ralph Lauren stores by segment as of April 2, 2022:

Ralph Lauren Stores
North America	46
Europe	36
Asia	93
Total	175
Our 9 flagship Ralph Lauren regional store locations showcase our iconic styles and products and demonstrate our most refined merchandising techniques. In addition to generating sales of our products, our worldwide Ralph Lauren stores establish, reinforce, and capitalize on the image of our brands. Our Ralph Lauren stores range in size from approximately 500 to 37,900 square feet.
Factory Stores
We extend our reach to additional consumer groups through our 329 factory stores worldwide, which are principally located in major outlet centers. Our worldwide factory stores offer selections of our apparel, footwear, accessories, and fragrances. In addition to these product offerings, certain of our worldwide factory stores offer home furnishings. During Fiscal 2022, we opened 11 new factory stores and closed 7 stores.
The following table presents the number of factory stores by segment as of April 2, 2022:

Factory Stores
North America	193
Europe	59
Asia	77
Total	329
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
The following table presents the number of concession-based shop-within-shops by segment as of April 2, 2022:

Concession-based Shop-within-Shops
North America	1
Europe	29
Asia	654
Total(a)	684

(a)     Our concession-based shop-within-shops were located at approximately 320 retail locations.
The size of our concession-based shop-within-shops ranges from approximately 100 to 4,200 square feet. We may share in the cost of building out certain of these shop-within-shops with our department store partners.
Directly-Operated Digital Commerce Websites
In addition to our stores, our retail business sells products online in North America, Europe, and Asia through our various directly-operated digital commerce sites, which include www.RalphLauren.com, among others. We continue to expand accessibility to our digital flagships globally while localizing language, currencies, payment methods, product assortments, and content. We also sell our products online through various third-party digital partner commerce sites, primarily in Asia, as well as through our mobile apps in North America and in the United Kingdom.
Our Ralph Lauren digital commerce sites offer our customers access to a broad array of Ralph Lauren, Polo, Lauren, and Double RL apparel, footwear, accessories, watch and jewelry, fragrance, and home product assortments, and reinforce the luxury image of our brands. While investing in digital commerce operations remains a primary focus, it is an extension of our investment in the integrated omni-channel strategy used to operate our overall retail business, in which our digital commerce operations are interdependent with our physical stores.
Our Wholesale Business
Our wholesale business sells our products globally primarily to major department stores, specialty stores, and golf and pro shops, as well as to various third-party digital partners. We have continued to focus on elevating our brand by improving in-store product assortment and presentation, as well as full-price sell-throughs to consumers. As of the end of Fiscal 2022, our wholesale products were sold through approximately 9,000 doors worldwide, with the majority in specialty stores. Our products are also increasingly being sold through the digital commerce sites of many of our traditional wholesale customers and our third-party digital partners.
The primary product offerings sold through our wholesale channels of distribution include apparel, footwear, accessories, and home furnishings. Our luxury brands, including Ralph Lauren Collection and Ralph Lauren Purple Label, are distributed worldwide through a limited number of premier fashion retailers. In North America, our wholesale business is comprised primarily of sales to department stores, and to a lesser extent, specialty stores. In Europe, our wholesale business is comprised primarily of a varying mix of sales to both department stores and specialty stores, depending on the country, as well as to various third-party digital partners. In Asia, our wholesale business is comprised primarily of sales to department stores, with related products distributed through shop-within-shops. We also distribute our wholesale products to certain licensed stores operated by our partners in Latin America, Asia, Europe, and the Middle East.
We sell most of our excess and out-of-season products through secondary distribution channels worldwide, including our retail factory stores.

Worldwide Wholesale Distribution Channels
The following table presents by segment the number of wholesale doors in our primary channels of distribution as of April 2, 2022:

Doors
North America	3,373
Europe	5,184
Asia	446
Total	9,003
In addition to our conventional wholesale doors, our products are increasingly being sold through the websites of many of our traditional wholesale customers, as well as those of our third-party digital partners. As of April 2, 2022, our wholesale business served approximately 100 third-party digital partners, primarily in Europe.
We have three key wholesale customers that generate significant sales volume. During Fiscal 2022, sales to our three largest wholesale customers accounted for approximately 16% of our total net revenues. Substantially all sales to our three largest wholesale customers related to our North America segment.
Our products are sold primarily by our own sales forces. Our wholesale business maintains its primary showrooms in New York City, as well as regional showrooms in London, Madrid, Milan, Munich, Paris, and Stockholm. In addition, we utilize virtual showrooms, allowing our customers to experience and discover our product assortments in a retail setting remotely.
Shop-within-Shops.    As a critical element of our distribution to department stores, we and our licensing partners utilize shop-within-shops to enhance brand recognition, to permit more complete merchandising of our lines by the department stores, and to differentiate the presentation of our products.
The following table presents by segment the number of shop-within-shops in our primary channels of distribution as of April 2, 2022:

Shop-within-Shops
North America	7,191
Europe	6,640
Asia	621
Total	14,452
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
Backlog.    We generally receive wholesale orders approximately three to five months prior to the time the products are delivered to customers, except for orders received through our replenishment program which ship within two to five days of order receipt. Our wholesale orders are generally subject to broad cancellation rights. Further, the size of our order backlog depends on several factors, including the timing of the market weeks for our particular lines during which a significant percentage of our orders are received and the timing of shipments, which varies from year-to-year with consideration for holidays, consumer trends, concept plans, and the replenishment program's usage. Consequently, the dollar amount of our backlog as of any date may not be indicative of actual future shipments and therefore is not meaningful in understanding our business as a whole.

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
The following table lists our largest licensing agreements as of April 2, 2022 for the product categories presented. Except as noted in the table, these product licenses cover North America only.

Category	Licensed Products	Licensing Partners
Men's Apparel	Underwear and Sleepwear	Hanesbrands, Inc. (includes Japan)
	Lauren, Ralph, and Chaps Tailored Clothing	Peerless Clothing International, Inc.
	Chaps	5 Star Apparel LLC

Women's Apparel	Outerwear	S. Rothschild & Co., Inc.
	Sleepwear	Charles Komar and Sons, Inc.
	Chaps	5 Star Apparel LLC

Beauty Products	Fragrances, Cosmetics, and Skin Care	L'Oreal S.A. (global)

Footwear	Men's and Women's Slippers and Children's Footwear	BBC International LLC (global)

Accessories	Eyewear	Luxottica Group S.p.A. (global)
	Socks and Hosiery	Renfro Corporation

Home	Utility and Blankets	Hollander Sleep Products LLC
	Lighting	Visual Comfort of America LLC
International Licensing
Our international licensing partners acquire the right to sell, promote, market, and/or distribute various categories of our products in a given geographic area and source products from us, our product licensing partners, and independent sources. International licensees' rights may include the right to own and operate retail stores. As of April 2, 2022, our international licensing partners operated 148 stores and shops.

Digital Ecosystem
Investing in our digital ecosystem remains a primary focus and is a key component of our integrated global omni-channel strategy that spans across owned and partnered channels, both physical and digital. Our digital ecosystem is comprised of directly-operated platforms, wholesale partner websites, third-party digital pure players, social commerce, and virtual economy platforms.
Our directly-operated digital commerce sites represent our digital flagships, featuring the most elevated expression of our brands. The strategy for our digital flagships is to deliver distinct and immersive brand experiences, continuously enhance consumer experience, and develop digital content that drives deeper consumer engagement and conversion. Our physical flagships are also brought to life in a digital format through our virtual store experience, allowing consumers to experience our brands and product assortments in a way that was previously only possible by walking into our stores. In connection with our long-term growth strategy, we also continue to scale and expand our Connected Retail capabilities to enhance the consumer experience, which now include virtual selling appointments, Buy Online-Pick Up in Store, and mobile checkout and contactless payments, among other capabilities.
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
We also sell our products online through various third-party digital pure-play sites to reach a broader audience of consumers, including younger consumers, and amplify our brand messages. On many of these sites, we have created digital shop-in-shop environments with a consistent brand experience, tailored product stories, and an assortment that is carefully curated by our merchants. We also partner closely with our pure-play customers on marketing content and events, as well as optimizing search and other data analyses to drive higher traffic and conversion for our brands.
In connection with our digital commerce operations, we engage consumers through various digital and social media platforms, which are supported through our collaboration with influencers who have an authentic connection to our brand. Ralph Lauren brands are also represented in several virtual economy platforms, providing digital apparel offerings and virtual brand experiences in the metaverse that attract younger consumers.
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
We are the official outfitter for all on-court officials at the Wimbledon, U.S. Open, and Australian Open tennis tournaments. These tournaments provide worldwide exposure for our brand in a relevant lifestyle environment. We also continue to be the exclusive Official Parade Outfitter for the U.S. Olympic and Paralympic Teams, with the right to manufacture, distribute, advertise, promote, and sell products in the U.S. which replicate the Parade Outfits and associated leisure wear. Most recently, we dressed Team U.S.A. for the Winter Olympic Games in Beijing, China in 2022 and the Summer Olympic Games in Tokyo, Japan in 2021. As part of our involvement with Team U.S.A., we have established a partnership with athletes serving as brand ambassadors and as the faces of our advertising, marketing, and public relations campaigns. We are also the official apparel outfitter for the Professional Golfers' Association ("PGA") of America, the PGA Championship, the U.S. Golf Association, and the U.S. Ryder Cup Team, as well as a partner of the American Junior Golf Association. We sponsor a roster of professional golfers, including Billy Horschel, Andrea Lee, Nick Watney, Smylie Kaufman, Tom Watson, Davis Love III, Jonathan Byrd, and Doc Redman.
We believe our partnerships with such prestigious global athletic events reinforce our brand's sporting heritage in a truly authentic way and serve to connect our Company and brands to our consumers through their individual areas of passion.
Sourcing, Production and Quality
We contract for the manufacture of our products and do not own or operate any production facilities. Over 300 different manufacturers worldwide produce our apparel, footwear, accessories, and home products, with no one manufacturer providing more than 6% of our total production during Fiscal 2022. We source both finished products and raw materials. Raw materials include fabric, buttons, and other trim. Finished products consist of manufactured and fully assembled products ready for shipment to our customers. In Fiscal 2022, approximately 97% of our products (by dollar value) were produced outside of the U.S., primarily in Asia, Europe, and Latin America, with approximately 19% of our products sourced from China and another 19% from Vietnam. See "Import Restrictions and Other Government Regulations," Item 1A — "Risk Factors — Risks Related to Macroeconomic Conditions — Economic conditions could have a negative impact on our major customers, suppliers, vendors, and lenders, which in turn could materially adversely affect our business," and Item 1A — "Risk Factors — Risks Related to our Business and Operations — Our business is subject to risks associated with importing products and the ability of our manufacturers to produce our goods on time and to our specifications."
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
Suppliers operate under the close supervision of our global manufacturing division. All products are produced according to our specifications and standards. Production and quality control staff in Asia, the Americas, the Middle East, and Europe monitor manufacturing at supplier facilities in order to correct problems prior to shipment of the final product. Procedures have been implemented under our vendor certification and compliance programs so that quality assurance is reviewed early in the production process, allowing merchandise to be received at the distribution facilities and shipped to customers with minimal interruption.
Competition
Competition is very strong in the segments of the fashion and consumer product industries in which we operate. We compete with numerous designers and manufacturers of apparel, footwear, accessories, fragrances, and home furnishing products, both domestic and international. We also face increasing competition from companies selling our product categories through the Internet. Some of our competitors may be significantly larger and have substantially greater resources than us. We compete primarily on the basis of fashion, quality, value, and service, which depend on our ability to:
•anticipate and respond to changing consumer demands and shopping preferences, including the ever-increasing shift to digital brand engagement, social media communications, and online and cross-channel shopping;
•create and maintain favorable brand recognition, loyalty, and reputation for quality, including through digital brand engagement and online and social media presence;
•develop and produce innovative, high-quality products that appeal to consumers of varying age groups;
•competitively price our products and create an acceptable value proposition for consumers;
•provide strong and effective marketing support, including through digital and social media platforms in order to stay better connected to consumers;
•provide attractive, reliable, secure, and user-friendly digital commerce sites;
•obtain sufficient retail floor space, and effectively present our products to consumers;
•attract consumer traffic to stores, shop-within-shops, and digital commerce sites;
•source sustainable raw materials at cost-effective prices;
•anticipate and maintain proper inventory levels;
•ensure product availability and optimize supply chain and distribution efficiencies;
•maintain and grow market share;
•recruit and retain employees to operate our retail stores, distribution centers, and various corporate functions;
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
We are continually improving and upgrading our computer systems and software. For example, during Fiscal 2022, we continued to transform our value chain processes and technology to support advanced global capabilities for our supply and demand management solutions. In Fiscal 2022, we also continued to accelerate our advanced analytics capabilities across functions. We are also continually enhancing the consumer experience by adding new functionality to our direct-to-consumer channels, including new Connected Retail capabilities, which now include virtual selling appointments, Buy Online-Pick Up in Store, and mobile checkout and contactless payments, among other capabilities.
We have a longstanding information security risk program structured according to the National Institute of Standards and Technology Cybersecurity Framework, industry best practices, privacy legislation, and other global and local standards and regulations. This program includes a defense-in-depth approach with multiple layers of security controls, including network segmentation, security monitoring, endpoint protection, and identity and access management, as well as data loss prevention controls. Our Audit Committee is updated on the overall performance of our information security risk program on a quarterly basis.

Our cybersecurity awareness programs include phishing simulations, general cybersecurity awareness, and data protection modules, as well as more contextual and personalized modules for targeted users and roles. We incorporate external expertise and guidance in all aspects of our program. We leverage cybersecurity specialists to complete external audits and objective assessments of our cybersecurity program and practices, as well as to conduct targeted attack simulations. We continually enhance our information security capabilities in order to protect against emerging threats, while also increasing our ability to detect and respond to cyber incidents and maximize our resilience to recover from potential cyber-attacks. We have a robust incident response plan in place that provides a documented runbook for handling high severity cybersecurity incidents and facilitates coordination across multiple parts of our Company. We also routinely perform simulations and drills at both a technical and leadership level. Additionally, we have purchased network security and cyber liability insurance in order to provide a level of financial protection, should a data breach occur.
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
•RL;
•LAUREN RALPH LAUREN;
•PINK PONY;
•LAUREN;
•RALPH;
•POLO BEAR;
•CHAPS; and
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
We are also subject to other international trade agreements, such as the U.S.-Mexico-Canada Agreement, the Central American Free Trade Agreement, the U.S.-Peru Free Trade Agreement, the U.S.-Jordan Free Trade Agreement, the U.S.-Korea Free Trade Agreement and other special trade preference programs. A portion of our imported products are eligible for certain of these duty-advantaged programs.
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
Our Employees
As of April 2, 2022, we had approximately 22,200 employees, comprised of approximately 13,500 full-time and 8,700 part-time employees. Approximately 10,400 of our employees are located in the U.S. and 11,800 are located in foreign countries. Approximately 5 of our U.S. production employees in the womenswear business are members of Workers United (which was previously known as UNITE HERE) under an industry association collective bargaining agreement, which our womenswear subsidiary has adopted. We consider our relations with both our union and non-union employees to be good.
As of April 2, 2022, approximately 64% and 36% of our global workforce self-identified as female and male, respectively, and in the U.S., approximately 62% of our workforce self-identified as an underrepresented race and ethnic group and 33% self-identified as white, with the remaining 5% electing not to disclose such information.
Diversity, Equity, and Inclusion
We believe the diversity of our employees and our culture of inclusivity drive innovation and creativity, and we are committed to further strengthening such diversity and inclusion across race, ethnicity, gender, sexual orientation, disability, and mental health and wellness, among other demographics, ensuring fairness for all. Our diversity, equity, and inclusion ("DE&I") strategy is guided by the following five pillars:
1.Talent — Cultivate diverse teams and elevate underrepresented talent to leadership ranks. In calendar 2019, we achieved our goal to have gender parity in our leadership ranks for Vice President and above. We are committed to have at least 20% of People of Color in our global leadership team by end of Fiscal 2023.

2.Collaboration and Belonging — Enable open dialogue and create safe spaces for the amplification of diverse voices and perspectives. During Fiscal 2022, we expanded our RL Community Groups to include a Veterans Network, focused on supporting veterans and active military personnel, including our employees, spouses, family members, and allies, and a community group focused on religion, spirituality, and faith, focusing on the co-existence of people of different faiths in the workplace. We also continued to deepen our work in our Racial Equity Manifesto with specific and action-oriented commitments to elevate, amplify, and support the Black Community.
3.Learning — Build an inclusive culture through awareness, education, and deployment of mandatory DE&I trainings globally. During Fiscal 2022, we expanded inclusive leadership learning with the rollout of Includership training for managers of people, which is also now included in our new hire onboarding. In addition, we have mentoring and professional development programs offering internal and external development and career acceleration programs for underrepresented talent. We also provided scholarship funds to academic programs supporting underrepresented students.
4.Communication and Messaging — Maximize our inclusive message and increase the transparency of our DE&I initiatives. We gather direct feedback from our employees and measure their engagement to better understand how we can improve.
5.Celebration and Recognition — Appreciate our unique differences and increase educational events for all employees with a focus on diverse experiences. In Fiscal 2022, we increased educational and celebratory events focused on diverse experiences with over 70 virtual and in-person DE&I events with 10,000 participants globally. Our DE&I efforts have been recognized in recent years, including being named a Best Place to Work for LGTBQIA+, receiving 100% on the Human Rights Campaign's Corporate Equality Index for the third year in a row, as well as being named Best Place to Advance for Women by Parity.Org.
During Fiscal 2022, our internal Global DE&I Synthesis Committee continued to meet bi-quarterly, whose members are directly accountable for executing on our DE&I strategies ensuring consistent support to achieve our goals. This committee leads all 29 of our employee resource groups and their impact work, which provides a robust structural framework to action on our DE&I commitments. We also continue to expand our advisory councils, including the Black Advisory Council (U.S.A.), Race & Ethnicity Council in Europe, Middle East, and Africa, Asian Pacific Islander Council, Native American Council, and Hispanic, Latino, and Latinx Council, who advise our executive leadership team, marketing campaigns, and long-term programs and initiatives to amplify the voices of underrepresented groups at Ralph Lauren.
In addition to our robust DE&I governance structure, our employees play a key role in embedding a culture of inclusion at Ralph Lauren through our other employee resource groups, including our Gender Community Group, Pride Group, and Disability, Mental Health, and Wellness Group, and our new community groups focused on veterans and co-existence of people of different faiths in the workplace. These groups promote dialogue, define DE&I focus areas, and help us properly prioritize action plans and necessary resources to develop solutions.
Additional information relating to our DE&I initiatives and goals can be found in our annual sustainability reports, which is available at our website at http://investor.ralphlauren.com under the caption "Global Citizenship & Sustainability Report." Our 2022 Global Citizenship & Sustainability Report is expected to be published in June 2022. The content of our sustainability reports is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.
Learning and Development
We are committed to the growth and development of our employees and offer a wide range of development programs for all levels. In addition to receiving ongoing on-the-job training and coaching, our employees can build skills and prepare for the future through our Ralph Lauren Learning Portal. During Fiscal 2022 we launched our RL Success Drivers, representing key attributes, skills, ways of thinking, and behaviors that ultimately create conditions that better enable individuals and teams to succeed. Success requires all of our employees to be leaders and the RL Success Drivers act as the language of such leadership by applying a common language that defines high performance and leadership excellence. We also launched our RL Learning Academy, representing a collection of customized collaborative and experiential learning programs rooted in the RL Success Drivers that further supports our employees' career progression, reinforces our company's culture, and promotes overall wellness and balance. We continue to build our learning portfolio and have added new courses this year, many of which focus on hybrid working environments, including leading teams in such hybrid environments, as well as DE&I education. We also support learning beyond our walls through tuition assistance. These collective learning and development programs help foster career mobility for our employees, while simultaneously allowing us to fill open positions with existing employees who know our company best.

Employee Safety and Well-Being
We are committed to the safety, health, and overall well-being of each of our employees and their families, providing a wide array of physical, emotional, social, and financial support to meet this objective. THRIVE, our global wellness program, provides access to volunteer events and physical and mental wellness support. During Fiscal 2022, we launched the THRIVE application to give employees real-time access to wellness articles and resiliency training and also to provide tools to set and track measurable wellness goals. We gather direct feedback from our workforce, including through regular employee surveys, which allows us to measure their engagement and understand how we can improve.
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
Compensation and Benefits
We are committed to providing competitive compensation and benefits to attract and retain a diverse and talented workforce. We are also committed to achieving pay equity throughout our organization, conducting annual assessments in partnership with an independent firm who is a leader in workplace equity and creators of a comprehensive analytics software platform used to analyze our employee compensation based on gender, race, and ethnicity. We offer a wide array of both employer-paid and employee-paid benefits to support our employees' overall financial, physical, and mental well-being, including, but not limited to, healthcare and welfare benefits, retirement savings, paid time off, temporary leave, sabbaticals, and flexible work arrangements. We also provide our employees a merchandise discount on most of our products. During Fiscal 2022, we further expanded our medical benefits in the U.S. to a larger portion of our part-time employees, ensuring equitable benefits for our front-line employees. We introduced a new healthcare benefit for our Puerto Rico retail employees and in our U.S. distribution center which allows them to benefit from a reduction in total cost of care. Additionally, we launched a multi-year plan to increase hourly wages for our store and distribution center employees.

Information About Our Executive Officers
As of the filing date of this Form 10-K, the following are our current executive officers and their principal recent business experience:

Ralph Lauren	Age 82	Mr. Ralph Lauren founded our business in 1967 and, for five decades, has cultivated the iconography of America into a global lifestyle brand. He has been our Executive Chairman and Chief Creative Officer since November 2015, and a director of the Company since prior to our initial public offering in 1997. He had previously been our Chairman and Chief Executive Officer since prior to our initial public offering in 1997 until November 2015. In addition, he was previously a member of our Advisory Board or the Board of Directors of our predecessors since their organization.

Patrice Louvet	Age 57	Mr. Louvet has served as our President and Chief Executive Officer, and a director of the Company since July 2017. Prior to joining the Company, he served as the Group President, Global Beauty, of Procter & Gamble Co. ("P&G") since February 2015. Prior to that role, Mr. Louvet held successively senior leadership positions at P&G, including the roles of Group President, Global Grooming (Gillette), and President of P&G's Global Prestige Business. Before he joined P&G, he served as a Naval Officer, Admiral Aide de Camp in the French Navy from 1987 to 1989. Mr. Louvet graduated from École Supérieure de Commerce de Paris and received his M.B.A. from the University of Illinois. He has served as a member of the board of directors of Bacardi Limited since July 2012 and as a member of the board of directors of the National Retail Federation since January 2020.

Jane Hamilton Nielsen	Age 58	Ms. Nielsen has been our Chief Financial Officer since September 2016 and our Chief Operating Officer since March 2019. She served as Chief Financial Officer of Coach, Inc. from September 2011 to August 2016. From 2009 to 2011, she was Senior Vice President and Chief Financial Officer of PepsiCo Beverages Americas and the Global Nutrition Group, divisions of PepsiCo, Inc., with responsibility for all financial management including financial reporting, performance management, capital allocation, and strategic planning. Prior to that, Ms. Nielsen held various senior roles in finance at PepsiCo, Inc. and Pepsi Bottling Group starting in 1996. She also serves on the board of directors of Mondelez International since May 2021, and previously served on the board of directors of Pinnacle Foods Inc. Ms. Nielsen received her M.B.A. from the Harvard Business School and B.A. from Smith College.

David Lauren	Age 50	Mr. David Lauren has been our Chief Branding and Innovation Officer, Strategic Advisor to the CEO, and Vice Chairman of the Board since April 2022. He served as our Chief Innovation Officer, Strategic Advisor to the CEO, and Vice Chairman of the Board from October 2016 to March 2022. From November 2010 to October 2016, he served as our Executive Vice President of Global Advertising, Marketing and Communications. Prior to that, he served in numerous leadership roles at the Company with responsibility for advertising, marketing, and communications. He has been a director of the Company since August 2013. Mr. D. Lauren oversees the Company's branding and innovation processes and capabilities to drive its brand strength and financial performance across all channels. He has been instrumental in growing the Company's global digital commerce business and pioneering our technology initiatives. He serves on the board of trustees of the Ralph Lauren Center for Cancer Care and Prevention and the board of directors of The National Museum of American History. Mr. D. Lauren is also the President of the Ralph Lauren Corporate Foundation. Before joining the Company in 2000, he was Editor-In-Chief and President of Swing, a general interest publication for Generation X. Mr. D. Lauren is the son of Mr. R. Lauren.

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
As a result of the COVID-19 pandemic, we have experienced varying degrees of business disruptions and periods of closure of our stores, distribution centers, and corporate facilities, as have our wholesale customers, licensing partners, suppliers, and vendors, as described in Item 1 — "Business — Recent Developments." Collectively, these disruptions have had a material adverse impact on our business throughout the pandemic, particularly during Fiscal 2021. Despite the introduction of COVID-19 vaccines, the pandemic remains highly volatile and continues to evolve, including the emergence of variants of the virus, such as the Delta and Omicron variants, which has and could continue to adversely affect consumer sentiment and confidence. Accordingly, we cannot predict for how long and to what extent this crisis will continue to impact our business operations or the overall global economy. Potential impacts to our business include, but are not limited to:
•our ability to successfully execute our long-term growth strategy;
•reduced retail traffic at our stores and those of our wholesale customers and licensing partners due to forced closures or other operational restrictions, such as reduced capacity limits and operating hours, declines in tourism, and/or potential changes in consumer behavior and shopping preferences, such as their willingness to congregate in shopping centers or other populated locations and the overall growing preference to shop online versus at traditional brick and mortar locations;
•potential declines in the level of consumer purchases of discretionary items and luxury retail products, including our products, caused by higher unemployment and lower disposal income levels, inflationary pressures, travel and social gathering restrictions, work-from-home arrangements, or other factors beyond our control;
•the potential build-up of excess inventory as a result of store closures and/or lower consumer demand;
•temporary closures or other operational restrictions of our distribution centers and/or corporate facilities;
•supply chain disruptions resulting from closed factories, reduced workforces, scarcity of raw materials, shipping and loading capacity constraints, and scrutiny or embargoing of goods produced in infected areas, including any related cost increases;
•our ability to attract, retain, and manage employees in the current environment, which include remote working arrangements;
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
•increased vulnerability to data security or privacy breaches as a result of a substantial portion of our corporate employees continuing to work remotely;
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
Additional discussion related to the various risks and uncertainties described above is included elsewhere within this "Risk Factors" section of this Form 10-K.
Economic, political, and other conditions may adversely affect the level of consumer purchases of discretionary items and luxury retail products, including our products.
The industries in which we operate are cyclical. Many economic and other factors outside of our control affect the level of consumer spending in the apparel, footwear, accessory, and home product industries, including, among others, man-made or natural disasters, such as pandemic diseases; consumer perceptions of personal well-being and safety; consumer perceptions of current and future economic conditions; employment levels and wage rates; stock market performance; inflation; interest rates; foreign currency exchange rates; the housing market; consumer debt levels; the availability of consumer credit; commodity prices, including fuel and energy costs; global food supplies; taxation; general domestic and international political conditions; the threat, outbreak, or escalation of terrorism, military conflicts, or other hostilities; and weather conditions.
Consumer purchases of discretionary items and luxury retail products, including our products, tend to decline during periods of recession or high inflation and at other times when disposable income is lower. Unfavorable economic conditions and other factors, such as pandemic diseases and other health-related concerns, political unrest, military conflicts, and acts of terrorism, may also reduce consumers' willingness and ability to travel to major cities and vacation destinations in which our stores and shop-within-shops are located. Further, consumers may prefer to spend more of their discretionary income on "experiences," such as dining and entertainment, over consumer goods. Stay-at-home orders, social gathering restrictions, and work-from-home arrangements, such as those resulting from the COVID-19 pandemic, may also diminish consumers' demand for luxury apparel products. Accordingly, a downturn or an uncertain outlook in the economies in which we, or our wholesale customers and licensing partners, sell our products, or other changes in consumer preferences, may materially adversely affect our business.
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
Although we believe that our growth strategy will lead to long-term growth in revenue and profitability, there can be no assurance regarding the timing of or extent to which we will realize the anticipated benefits, if at all. Our failure to realize the anticipated benefits, which may be due to our inability to execute the various elements of our growth strategy, changes in consumer preferences, competition, economic conditions (including inflationary pressures), and other risks described herein, including those related to the COVID-19 pandemic and supply chain challenges, could have a material adverse effect on our business. Such a failure could also result in the implementation of additional restructuring-related activities beyond those currently planned, which may be dilutive to our earnings in the short term.
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
Implementation of our growth strategy involves the continuation and expansion of our multi-channel distribution network, including within international markets such as China, which is subject to many factors, including, but not limited to, our ability to (i) identify new or underpenetrated markets where our products and brand will be accepted by consumers; (ii) attract customers, particularly in new markets; (iii) identify desirable freestanding and department store locations, the availability of which may be out of our control; (iv) negotiate acceptable lease terms, including desired tenant improvement allowances; (v) efficiently and cost effectively build-out stores and shop-within-shops; (vi) source sufficient inventory levels timely to meet the needs of the new stores and shop-within-shops; (vii) hire, train, and retain competent store personnel; and (viii) integrate new stores and shop-within-shops into our existing systems and operations.
Any of these challenges could delay or otherwise prevent us from successfully executing our distribution expansion strategy. There can be no assurance that our new stores and shop-within-shops will be successful and profitable or if the capital costs associated with the build-out of such new locations will be recovered. Further, entry into new markets may bring us into competition with new or existing competitors that have a more established market presence than us or other competitive advantages. Other risks related to our international expansion plans include (i) changes in general economic conditions in specific countries and markets, including those resulting from pandemic diseases, civil or political instability, or military conflicts; (ii) changes in diplomatic and trade relationships and any resulting anti-American sentiment; (iii) foreign government regulation; and (iv) restrictions on the repatriation of funds held internationally, among other risks described herein. If our expansion plans are unsuccessful or do not deliver an appropriate return on our investments, our business, results of operations, and financial condition could be adversely affected.

The success of our business also depends largely on our ability to continue to maintain, enhance, and expand our digital footprint and capabilities. In recent years, consumers have been increasingly shopping online using computers, smartphones, tablets, and other devices, and using such devices to perform comparison shopping on a real-time basis. The COVID-19 pandemic has further amplified this trend due in part to travel bans, stay-at-home orders, forced business closures, and other operational restrictions, which impede upon the ease at which consumers can shop at brick and mortar locations. Many consumers may also prefer to avoid populated locations, such as indoor shopping centers, in fear of exposing themselves to the virus or other infectious diseases. Any failure on our part, or on the part of our third-party digital partners, to provide attractive, reliable, secure, and user-friendly digital commerce platforms, including mobile apps, could negatively impact our customers' shopping experience resulting in reduced website traffic, diminished loyalty to our brands, and lost sales. In addition, as we continue to expand and increase the global presence of our digital commerce business, sales from our brick and mortar stores and wholesale channels of distribution in areas where digital commerce sites are introduced may decline due to changes in consumer shopping habits and cannibalization.
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
The success of our business also depends on our ability to continue to develop and maintain a reliable omni-channel experience for our customers, as well as our ability to introduce new Connected Retail capabilities, such as virtual selling appointments, Buy Online-Pick Up in Store, and mobile checkout and contactless payments, among other capabilities. Our business has evolved from an in-store experience to a shopping experience through multiple technologies, including computers, smartphones, tablets, and other devices, as our customers have become increasingly technologically savvy and expect a seamless omni-channel experience regardless of whether they are shopping in stores or online. We are increasingly using digital and social media platforms to interact with customers and enhance their shopping experience. If we are unable to develop and continuously improve our customer-facing technologies, the efforts of which typically require significant capital investments, we may not be able to provide a convenient and consistent experience to our customers regardless of the sales channel. This could negatively affect our ability to compete with other retailers and result in diminished loyalty to our brands, which could adversely impact our business.
We have also implemented, and expect to continue to implement, new store design concepts and other renovations to our existing store portfolio as part of our growth strategy. There can be no assurance that any of our store designs will resonate with customers or otherwise achieve the desired sales and profitability measures necessary to recover our initial capital investments, and such risks may be further compounded during periods of adverse economic conditions. If customers are not receptive to the design layout or visual merchandising of our stores, our business could be adversely affected. In addition, the failure of our store designs to achieve acceptable results could lead to asset impairment charges and/or our decision to close a store prior to the lease expiration date resulting in other store closure-related charges, including early lease termination fees. For additional discussion of risks related to the early termination of our leases, see "Risks Related to our Business and Operations — Our business is subject to risks associated with leasing real estate and other assets under long-term, non-cancellable leases."
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
We have implemented restructuring plans to support key strategic initiatives, such as the Fiscal 2021 Strategic Realignment Plan, as described in Item 1 — "Business — Recent Developments." Although designed to deliver long-term sustainable growth, restructuring plans present significant potential risks that may impair our ability to achieve anticipated operating enhancements and/or cost reductions, or otherwise harm our business, including (i) higher than anticipated costs in implementing planned workforce reductions, particularly in highly regulated locations outside the U.S.; (ii) higher than anticipated lease termination and store or facility closure costs (see "Risks Related to our Business and Operations — Our business is subject to risks associated with leasing real estate and other assets under long-term, non-cancellable leases"); (iii) failure to meet operational targets or customer requirements due to the loss of employees or inadequate transfer of knowledge; (iv) failure to maintain adequate controls and procedures while executing, and subsequent to completing, our restructuring plans; (v) diversion of management attention and resources from ongoing business activities and/or a decrease in employee morale; (vii) attrition beyond any planned reduction in workforce; and (viii) damage to our reputation and brand image due to our restructuring-related activities.
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
We also depend on the service and management experience of other key executive officers and members of senior management who have substantial experience and expertise in our industry and our business and have made significant contributions to our growth and success. Competition in our industry to attract and retain these employees is intense and is influenced by our reputation, our ability to offer competitive compensation and benefits, and economic conditions, among other factors. Any changes in our executive and senior management team, including those resulting from our restructuring actions, may be disruptive to, or cause uncertainty in, our business and future strategic direction. The departure of any key individuals and the failure to ensure a smooth transition and effective transfer of knowledge involving senior employees could hinder or delay our strategic planning and execution, as well as adversely affect our ability to attract and retain other experienced and talented employees. Furthermore, the retail industry (among others) has been adversely affected by overall labor shortages resulting from a combination of the COVID-19 pandemic, labor disputes, strikes, and other factors. The introduction of new work arrangements and company-specific requirements regarding when and how often employees are required to work on-site versus remotely may also impact companies' ability to attract and retain employees. The departure of key individuals or our failure to maintain sufficient employee staffing levels could have a material adverse impact on our business, as well as impede our ability to maintain an effective system of internal controls and compliance with the requirements under the Sarbanes-Oxley Act of 2002.
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
We face increasing competition from companies selling apparel, footwear, accessories, home, and other of our product categories through the Internet. Although we sell our products through the Internet, increased competition and promotional activity in the worldwide apparel, footwear, accessory, and home product industries from Internet-based competitors could reduce our sales, prices, and margins. We also face intense competition from other domestic and foreign fashion-oriented apparel, footwear, accessory, and casual apparel producers that sell products through brick and mortar stores and wholesale and licensing channels. We compete with these companies primarily on the basis of:
•anticipating and responding in a timely fashion to changing consumer demands and shopping preferences, including the ever-increasing shift to digital brand engagement, social media communications, and online and cross-channel shopping;
•creating and maintaining favorable brand recognition, loyalty, and a reputation for quality, including through digital brand engagement and online and social media presence;
•developing and producing innovative, high-quality products in sizes, colors, and styles that appeal to consumers of varying age groups;
•competitively pricing our products and creating an acceptable value proposition for consumers, including price increases to mitigate inflationary pressures while simultaneously balancing the risk of lower consumer demand in response to any such price increases;
•providing strong and effective marketing support in several diverse demographic markets, including through digital and social media platforms in order to stay better connected to consumers;
•providing attractive, reliable, secure, and user-friendly digital commerce sites;
•obtaining sufficient retail floor space and effective presentation of our products at stores and shop-within-shops;
•attracting consumer traffic to stores, shop-within-shops, and digital commerce sites;

•sourcing sustainable raw materials at cost-effective prices;
•anticipating and maintaining proper inventory levels;
•ensuring product availability and optimizing supply chain and distribution efficiencies with third-party manufacturers and retailers;
•maintaining and growing market share;
•recruiting and retaining employees to operate our retail stores, distribution centers, and various corporate functions;
•protecting our intellectual property; and
•ability to withstand prolonged periods of adverse economic conditions or business disruptions.
Some of our competitors may be significantly larger and more diversified and may have greater financial, marketing, and distribution resources, more desirable store locations, and/or greater digital commerce presence than us, among other competitive advantages. Such competitive advantages may enable them to better withstand unfavorable economic conditions, compete more effectively on the basis of price and production, and/or more quickly respond to rapidly changing fashion trends and consumer preferences than us. In addition, technological advances and the retail industry's low barriers to entry allow for the introduction of new competitors and products at a rapid pace, which has been further compounded by the increasing shift to digital shopping channels. Any increased competition, or our failure to adequately address any of these competitive factors, could result in reduced market share or sales, which could adversely affect our business.
The success of our business depends on our ability to retain the value and reputation of our brands.
Our success depends on the value and reputation of our brands and our ability to consistently anticipate, identify, and respond to customers' demands, preferences, and fashion trends in the design, pricing, and production of our products, including the preference for certain products to be manufactured in the U.S., and deliver high-quality and sustainable products. Any negative publicity regarding Mr. R. Lauren, or other members of our executive and senior management team, or our Company as a whole, especially through social media which accelerates and increases the potential scope of negative publicity, could negatively impact the image of our brands with our customers and result in diminished loyalty to our brands and potentially lead to adverse consumer actions, including boycotts, even if the subject of such publicity is unverified or inaccurate and we seek to correct it. Consumer sentiment can also be influenced by our partnership with athletes and other public figures. Even if we react appropriately to negative publicity, our customers' perception of our brand image and our reputation could be negatively impacted. Any failure on our part to retain the value and reputation of brands could adversely impact our business.
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
We do not own or operate any manufacturing facilities and depend exclusively on independent third parties for the manufacture of our products. Our products are manufactured to our specifications through arrangements with over 300 foreign manufacturers in various countries. In Fiscal 2022, approximately 97% of our products (by dollar value) were produced outside of the U.S., primarily in Asia, Europe, and Latin America, with approximately 19% of our products sourced from China and another 19% from Vietnam. Risks inherent in importing our products include:

•pandemic diseases, such as COVID-19, which could result in closed factories, reduced workforces, scarcity of raw materials, port congestion, and scrutiny or embargoing of goods produced in infected areas;
•changes in social, political, and economic conditions, including those resulting from military conflicts, terrorist acts, or other hostilities, that could result in the disruption of trade from the countries in which our manufacturers or suppliers are located;
•changes in diplomatic and trade relationships, including the imposition of any sanctions, restrictions, and other responses, such as those recently issued by the U.S. and other countries against Russia in response to its war with Ukraine;
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
•disruptions of shipping and international trade caused by natural and man-made disasters, labor shortages (stemming from labor disputes, strikes, or otherwise), or other unforeseen events, including any resulting impact to shipping prices;
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
The entire apparel industry, including our Company, continues to face supply chain challenges as a result of COVID-19-related business disruptions, political instability, inflationary pressures, and other factors, including reduced freight availability, port congestion, labor shortages, and rising wages and energy costs, among other factors. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our strict quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries, or a substantial reduction in purchase prices. We have also incurred, and expect to continue to incur, higher freight and other logistic costs as a result of certain of the beforementioned factors, as well as our increased use of air freight as we attempt to mitigate delays in inventory receipts. Prices of raw materials used to manufacture our products are also subject to significant fluctuation as a result of certain of the beforementioned factors, as well as crop yields which could be negatively impacted by severe weather conditions. We may not be able to offset such increases in raw materials, freight, or other sourcing costs through pricing actions or other means. Any one of these factors could have a material adverse effect on our business. For a discussion of risks related to the potential imposition of additional regulations and laws, see "Risks Related to Regulatory, Legal, and Tax Matters — Our ability to conduct business globally may be affected by a variety of legal, regulatory, political, and economic risks."
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
In addition, we rely on a number of owned, leased, and independently-operated distribution facilities around the world to warehouse and ship products to our customers and perform other related logistic services. Our ability to meet the needs of our customers depends on the proper operation of these distribution centers. Our distributions centers generally utilize computer-

controlled and automated equipment, which are subject to various risks, including software viruses, security breaches, power interruptions, or other system failures. If any of our distribution centers were to close or become inoperable or inaccessible for any reason, including pandemic diseases such as COVID-19, or if we fail to successfully consolidate existing facilities or transition to new facilities, we could experience a substantial loss of inventory, disruption of deliveries to our customers and our stores, increased costs, and longer lead times associated with the distribution of products during the period that would be required to reopen or replace the facility. Any such disruptions could have a material adverse effect on our business.
We also rely upon third-party transportation providers for substantially all of our product shipments, including shipments to and from our distribution centers, to our stores and shop-within-shops, and to our digital commerce and wholesale customers. Our utilization of these shipping services is subject to various risks, including, but not limited to, potential labor shortages (stemming from labor disputes, strikes, or otherwise), severe weather, and pandemic diseases, which could delay the timing of shipments, and increases in wages and fuel prices, which could result in higher transportation costs. The rapid increase of online shopping driven by changes in consumer shopping preferences has amplified certain of these risks resulting in capacity constraints. As previously noted, we have incurred, and expect to continue to incur, higher freight and other logistic costs as a result of certain of the beforementioned factors, as well as our increased use of air freight as we attempt to mitigate delays in inventory receipts. Any delays in the timing of our product shipments or increases in transportation costs could have a material adverse effect on our business.
Our business is subject to risks associated with leasing real estate and other assets under long-term, non-cancellable leases.
We generally operate most of our stores and corporate facilities under long-term, non-cancellable leasing arrangements. Our retail store leases typically require us to make minimum rental payments, and often contingent rental payments based upon sales. In addition, our leases generally require us to pay our proportionate share of the cost of insurance, taxes, maintenance, and utilities. We generally cannot cancel our leases at our option. If we decide to close a store, or if we decide to downsize, consolidate, or relocate any of our corporate facilities, we may be required to record an impairment charge and/or exit costs associated with the disposal of the store or corporate facility. In addition, we may remain obligated under the applicable lease for, among other things, payment of the base rent for the remaining lease term, even after the space is exited or otherwise closed and even if such closures are beyond our control (such as the forced store closures resulting from the COVID-19 pandemic). Such costs and obligations related to the early or temporary closure of our stores or termination of our leases could have a material adverse effect on our business. In addition, as each of our leases naturally expires, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could lead to store closures resulting in lost sales.
A substantial portion of our revenue is derived from a limited number of large wholesale customers. Our business could be adversely affected as a result of consolidations, liquidations, restructurings, other ownership changes in the retail industry, and/or any financial instability of our large wholesale customers.
Several of our department store customers, including some under common ownership, account for a significant portion of our wholesale net sales. A substantial portion of sales of our licensed products by our domestic licensing partners are also made to our largest department store customers. Sales to our three largest wholesale customers accounted for approximately 16% of total net revenues for Fiscal 2022, and these customers accounted for approximately 31% of our total gross trade accounts receivable outstanding as of April 2, 2022. Substantially all sales to our three largest wholesale customers related to our North America segment.
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
As of April 2, 2022, our consolidated indebtedness was approximately $1.636 billion, comprised of our outstanding borrowings under Senior Notes. We also maintain several credit and overdraft facilities, including our Global Credit Facility, which collectively had a remaining availability of approximately $564 million as of April 2, 2022. Accordingly, the amount of our indebtedness could further increase materially if we decide to draw upon our credit or overdraft facilities. This substantial level of indebtedness could have adverse consequences to our business, including (i) making it more difficult to satisfy our debt obligations as they become due; (ii) impairing our ability to obtain additional financing in the future; (iii) limiting our flexibility to plan for, or react to, changes in our business; and (iv) increasing our vulnerability to adverse economic and industry conditions.
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
Certain of our debt instruments contain a number of affirmative and negative covenants, including maintaining a leverage ratio at or below a specified level. Our failure to comply with such covenants or otherwise secure temporary waivers of non-compliance, could result in the termination of the related facilities and/or our lenders demanding any amounts outstanding to be immediately repaid, which could have a material adverse effect on our business. Further, even if we are able to obtain waivers of non-compliance, such waivers may result in incremental fees, higher interest rates, and/or additional restrictions and covenants.
We rely on our licensing partners to preserve the value of our licenses. Failure to maintain licensing partners could harm our business.
The risks associated with our own products also apply to our licensed products in addition to any number of possible risks specific to a licensing partner's business, including risks associated with a particular licensing partner's ability to (i) obtain capital; (ii) execute its business plans; (iii) manage its labor relations; (iv) maintain relationships with its suppliers and customers; (v) generate sufficient cash flows to fund its operations and pay its obligations as they become due, including minimum royalties due to us; (vi) withstand prolonged periods of adverse economic conditions, such as those being caused by the COVID-19 pandemic and the Russia-Ukraine war; and (vii) manage its credit and bankruptcy risks effectively.
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
Our operations, including retail, distribution, and warehousing operations, are susceptible to man-made or natural disasters, including pandemic diseases such as COVID-19, severe weather, geological events, and other catastrophic events, such as terrorist attacks and military conflict, any of which could disrupt our operations. In addition, the operations of our customers and suppliers could experience similar disruptions. The occurrence of natural disasters or other catastrophic events may result in sudden disruptions in the business operations of the local economies affected, as well as of the regional and global economies. The occurrence of such events could also adversely affect financial markets and the availability of capital. In addition, our business can be affected by unseasonable weather conditions, such as extended periods of unseasonably warm temperatures in the winter or unseasonably cold temperatures in the summer. There is growing concern that climate change may increase both the frequency and severity of extreme weather conditions and natural disasters. Any of these events could result in decreased demand for our products and disruptions in our sales channels and manufacturing and distribution networks, which could have a material adverse effect on our business.
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
Despite the security measures we currently have in place (including those described in Item 1 — "Business — Information Systems"), our facilities and systems and those of our third-party service providers may be vulnerable to targeted or random attacks that could lead to security breaches, acts of vandalism, phishing attacks, denial-of-service attacks, computer viruses, malware, ransomware, misplaced or lost data, programming and/or human errors, or other Internet or email events. The increased use of smartphones, tablets, and other wireless devices, as well as ongoing work-from-home arrangements for a substantial portion of our corporate employees, may also heighten these and other operational risks. The retail industry in particular continues to be the target of many cyber-attacks, which are becoming increasingly more difficult to anticipate and prevent due to their rapidly evolving nature. Furthermore, economic sanctions issued by one country against another, such as those recently issued by the U.S. and other countries against Russia in response to its war with Ukraine, could increase the risk of retaliatory state-sponsored cyber-attacks. Given the rapidly evolving nature, sophistication, and complexity of cyber-attacks, despite our reasonable efforts to mitigate and prevent such attacks, it is possible that we may not be able to anticipate, prevent, detect, or implement effective preventive measures to protect against all cyber-attack incidents.
Although we have purchased network security and cyber liability insurance to provide a level of financial protection should a data breach occur, such insurance may not cover us against all claims or costs associated with such a breach, and we cannot be certain that such insurance will continue to be available to us on economically reasonable terms or at all, or that our insurers will not deny coverage as to any future claim. Additionally, the technology we use to protect our systems from being breached or compromised could become outdated as a result of advances in computer capabilities or other technological developments, thereby requiring us to make further investments in capital or other resources to protect us against cyber-attacks, the cost of which could be significant. Further, measures we implement to protect our computer systems against cyber-attacks may make them harder to use or reduce the speed at which they operate, which in turn could negatively impact our customers' shopping experience resulting in reduced website traffic, diminished loyalty to our brands, and lost sales.

Any perceived or actual electronic or physical security breach involving the misappropriation, loss, or other unauthorized disclosure of confidential or personally identifiable information, including penetration of our network security, whether by us or by a third party, could disrupt our business, severely damage our reputation and our relationships with our customers, employees, or vendors, expose us to risks of litigation, significant fines and penalties, liability, and higher costs for insurance or insurance not being available to us on economically feasible terms or at all, and result in deterioration in our customers', employees', or vendors' confidence in us, and adversely affect our business, results of operations, and financial condition. Since we do not control third-party service providers and cannot guarantee that no electronic or physical computer break-ins and security breaches will occur in the future, any perceived or actual unauthorized disclosure of personally identifiable information regarding our employees, customers, or website visitors could harm our reputation and credibility, result in lost sales, impair our ability to attract website visitors, and/or reduce our ability to attract and retain employees and customers. As these threats develop and grow, we may find it necessary to make significant further investments to protect data and our infrastructure, including the implementation of new computer systems or upgrades to existing systems, deployment of additional personnel and protection-related technologies, engagement of third-party consultants, and training of employees.
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
We are dependent on our computer systems to record and process transactions and manage and operate our business, including designing, marketing, manufacturing, importing, tracking, and distributing our products, processing payments, accounting for and reporting financial results, and managing our employees and employee benefit programs. In addition, we have digital commerce and other informational websites in North America, Europe, and Asia, including Australia and New Zealand, and have plans for additional digital commerce sites in the future. Our digital commerce operations are a critical element of our long-term growth strategy and are vital to the overall success of our business. Furthermore, a substantial portion of our corporate employees continue to work remotely. Given the complexity of our business and the significant number of transactions that we engage in on a daily basis, it is imperative that we maintain uninterrupted operation of our computer hardware and software systems.
Despite our preventative efforts, our systems are vulnerable to damage or interruption from, among other things, security breaches, computer viruses, technical malfunctions, inadequate system capacity, power outages, natural disasters, and usage errors by our employees or third-party consultants. If our information technology systems become damaged or otherwise cease to function properly, we may have to make significant investments to repair or replace them. Additionally, confidential or sensitive data related to our customers, employees, or vendors could be lost or compromised. We are continually improving and upgrading our computer systems and software, which also involves risks and uncertainties. Any disruptions, delays, or deficiencies in the design, implementation, or transition of such systems could result in increased costs, disruptions in the sourcing, sale, and shipment of our product, delays in the collection of cash from our customers, and/or adversely affect our ability to accurately report our financial results in a timely manner. Any material disruptions in our information technology systems could have a material adverse effect on our business.
Risks Related to Environmental, Social, and Governance Issues
Our business could suffer if we fail to meet our global citizenship and sustainability goals or if such goals do not meet the expectations of our stakeholders
There is an increased focus from consumers, employees, investors, advocacy groups, and other stakeholders concerning environmental, social, and governance ("ESG") matters, including climate change, and the related sustainability initiatives of companies. Furthermore, investors have placed increased importance on the social cost of their investments. Although we have established certain long-term initiatives and goals regarding our impact on the environment and society as a whole, including our diversity, equity, and inclusion initiatives, there can be no assurance that our various stakeholders will agree with our initiatives or if we will be successful in achieving our goals by our targeted dates or at all. Further, we could incur additional costs, face market and technological barriers, and require additional resources to monitor, report, and comply with various ESG practices. Our failure, or perceived failure, to achieve our sustainability goals could damage the reputation of our brands and lead to adverse consumer actions and/or investment decisions by investors, as well as our ability to attract and retain employees.

Climate change, or our ability to adhere to any legislation and regulatory requirements related to climate change, may adversely affect our business.
Our business is susceptible to risks associated with climate change, including potential disruptions to our retail stores, distribution centers, and corporate facilities. Increased frequency and/or severity of adverse weather events due to climate change could adversely impact global supply chains, including the availability and cost of raw materials (such as cotton, a key raw material used in the production of our products that is highly susceptible to severe weather conditions), the ability of our manufacturers to fulfill our orders timely and to our specifications, and shipping disruptions and/or higher freight costs. An increase in extreme weather conditions could also result in more frequent damage and/or closures of our stores and distribution centers, adversely impact retail traffic, consumer's disposable income levels or spending habits on discretionary items, or otherwise disrupt business operations in the communities in which we operate, any of which could result in lost sales or higher costs.
In addition, many countries in which we and our suppliers operate have begun enacting new legislation and regulations in an attempt to mitigate the potential impacts of climate change, which could result in higher sourcing, operational, and compliance-related costs. Such proposed measures also include expanded disclosure requirements regarding greenhouse gas emissions and other climate-related information, including independent auditors providing some level of attestation to the accuracy of such disclosures. Our ability to comply with any such new laws and regulations may lead to increased costs and operational complexity. Any failure on our part to comply with such climate change-related regulations could lead to adverse consumer actions and/or investment decisions by investors, as well as expose us to government enforcement action and/or private litigation.
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
Our ability to capitalize on growth in new international markets and to maintain our current level of operations in our existing markets is subject to certain risks associated with operating in various locations around the globe. These include, but are not limited to:
•complying with a variety of U.S. and foreign laws and regulations, including, but not limited to, trade, forced labor, product labeling, and product safety restrictions, as well as the Foreign Corrupt Practices Act, which prohibits U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business, and similar foreign country laws, such as the U.K. Bribery Act, which prohibits U.K. and related companies from any form of bribery;
•adapting to local customs and culture;
•unexpected changes in laws, judicial processes, or regulatory requirements;
•the imposition of additional duties, tariffs, taxes, and other charges or other barriers to trade;
•changes in diplomatic and trade relationships;
•civil and political instability, military conflicts, and terrorist attacks;
•pandemic diseases, such as COVID-19; and
•general economic fluctuations in specific countries or markets.
Changes in regulatory, geopolitical, social, economic, or monetary policies and other factors may have a material adverse effect on our business in the future or may require us to exit a particular market or significantly modify our current business practices. For example, in recent years both the U.S. and China have imposed new tariffs on each other related to the importation of certain product categories, including imports of apparel into the U.S. from China. As a result of actions to mitigate our exposure to the resulting tariffs, which have included diverting production to and sourcing from other countries, driving productivity within our existing supplier base, and taking pricing actions, the tariffs enacted to date have not had a material adverse impact on our business operations. However, if the U.S. decides to impose additional tariffs on apparel or other of our goods imported from China, there can be no assurance that we will be able to offset all related increased costs, which could be material to our business operations as approximately 19% of our products are sourced from China. We cannot predict if, and to what extent, there will be changes to international trade agreements or the resulting impact any such changes would have on our business operations, which could be material. For a discussion of risks associated with the importation of products, see "Risks Related to our Business and Operations — Our business is subject to risks associated with importing products and the ability of our manufacturers to produce our goods on time and to our specifications."

Our business could also be impacted by changes to the tax laws and regulations in the countries where we operate. For example, the Organisation for Economic Co-operation and Development (the "OECD"), which represents a coalition of member countries, has proposed changes to numerous long-standing tax principles through its Base Erosion and Profit Shifting project, which is focused on a number of issues, including the shifting of profits among affiliated entities located in different tax jurisdictions. In response, certain member countries have, or are otherwise planning to, implement legislation to align their international tax rules with the OECD's recommendations. Additionally, the Biden Administration has proposed to increase the U.S. corporate income tax rate from 21% up to as much as 28%, as well as increase U.S. taxation on foreign earnings. Other taxing authorities of certain state, local, and other foreign jurisdictions may also decide to modify existing tax laws. We cannot predict which, if any, of these items or others will be enacted into law or the resulting impact any such enactment will have on our business operations, which could be material.
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
In addition, we require our licensing partners and independent manufacturers to operate in compliance with applicable laws and regulations. While our internal and vendor operating guidelines promote ethical business practices and our employees periodically visit and monitor the operations of our independent manufacturers, we do not control these manufacturers or their labor practices. The violation of any ethical, social, product safety, labor, health, environmental, privacy, or other standards and regulations by an independent manufacturer used by us or one of our licensing partners, could interrupt or otherwise disrupt the shipment of finished products to us or damage our reputation. Any of these events, in turn, could have a material adverse effect on our business.
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
The stock market in general has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies. Accordingly, public perception and other factors outside of our control may impact our stock price, regardless of our actual operating performance.
In addition, we have historically returned value to shareholders through our payment of quarterly cash dividends and common stock share repurchases. Investors may have an expectation that we will continue to pay quarterly cash dividends, further increase our cash dividend rate, and/or repurchase shares available under our Class A common stock repurchase program. Our ability to pay quarterly cash dividends and repurchase our Class A common stock will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive, and other factors that are beyond our control, such as impacts related to the COVID-19 pandemic, which has resulted in us temporarily suspending our quarterly cash dividend and share repurchases, effective beginning in the first quarter of Fiscal 2021. Although we have since resumed activity under both of these programs during Fiscal 2022, our Board of Directors may, at its discretion, elect to suspend or otherwise alter these programs at any time. The market price of our securities could be adversely affected if our cash dividend payments and/or Class A common stock share repurchase activity differ from investors' expectations.
The voting shares of our Company's stock are concentrated in one majority stockholder.
As of April 2, 2022, Mr. Ralph Lauren, or entities controlled by the Lauren family, held approximately 85% of the voting power of the outstanding common stock of our Company. In addition, Mr. R. Lauren serves as our Executive Chairman and Chief Creative Officer, Mr. R. Lauren's son, Mr. David Lauren, serves as our Chief Innovation Officer, Strategic Advisor to the CEO, and Vice Chairman of the Board of Directors, and we employ other members of the Lauren family. From time to time, we may have other business dealings with Mr. R. Lauren, members of the Lauren family, or entities affiliated with Mr. R. Lauren or the Lauren family. As a result of his stock ownership and position in our Company, Mr. R. Lauren has the ability to exercise significant control over our business, including, without limitation, (i) the election of our Class B common stock directors, voting separately as a class and (ii) any action requiring the approval of our stockholders, including the adoption of amendments to our certificate of incorporation and the approval of mergers or sales of all or substantially all of our assets.
Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
We lease space for our retail stores, showrooms, warehouses, and offices in various domestic and international locations. We do not own any real property except for our retail digital commerce call center and distribution facility in High Point, North Carolina; and our retail stores in Southampton and Easthampton, New York, and Nantucket, Massachusetts.
We believe that our existing facilities are well maintained, in good operating condition, and are adequate for our present level of operations.
The following table sets forth information relating to our principal properties as of April 2, 2022:

Location	Use	Approximate Square Feet

NC Highway 66, High Point, NC	Wholesale and retail distribution facility	847,000
N. Pendleton Street, High Point, NC	Retail digital commerce call center and distribution facility	805,000
Greensboro, NC	Wholesale and retail distribution facility	357,400
650 Madison Avenue, NYC	Executive and corporate offices, design studio, and showrooms	240,800
601 West 26th Street, NYC	Corporate offices	216,200
Nutley, NJ	Corporate and retail administrative offices and showrooms	145,700
Spinners Building, Hong Kong	Asia sourcing offices	67,000
Gateway Office, Hong Kong	Asia corporate offices	37,500
Watford, UK	Europe corporate offices	28,000
London, UK	Europe corporate offices	19,650
888 Madison Avenue, NYC	Retail flagship store	37,900
N. Michigan Avenue, Chicago	Retail flagship store	37,500
New Bond Street, London, UK	Retail flagship store	31,500
867 Madison Avenue, NYC	Retail flagship store	27,700
Paris, France	Retail flagship store	25,700
Tokyo, Japan	Retail flagship store	25,000
N. Rodeo Drive, Beverly Hills	Retail flagship store	19,400
Milan, Italy	Retail flagship store	14,900
Prince's Building, Hong Kong	Retail flagship store	9,800
As of April 2, 2022, we directly operated 504 retail stores, totaling approximately 4.0 million square feet. We anticipate that we will be able to extend our retail store leases, as well as those leases for our non-retail facilities, which expire in the near future on satisfactory terms or relocate to desirable alternate locations. We generally lease our freestanding retail stores for initial periods ranging from 3 to 15 years, with renewal options. See Item 1A — "Risk Factors — Risks Related to our Business and Operations — Our business is subject to risks associated with leasing real estate and other assets under long-term, non-cancellable leases."
Item 3.    Legal Proceedings.
We are involved, from time to time, in litigation, other legal claims, and proceedings involving matters associated with or incidental to our business, including, among other things, matters involving credit card fraud, trademark and other intellectual property, licensing, importation and exportation of products, taxation, unclaimed property, leases, and employee relations. We believe at present that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our consolidated financial statements. However, our assessment of any current litigation or other legal claims could potentially change in light of the discovery of facts not presently known or determinations by judges, juries, or other finders of fact which are not in accord with management's evaluation of the possible liability or outcome of such litigation or claims.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
As of May 18, 2022, there were 634 holders of record of our Class A common stock and 7 holders of record of our Class B common stock. Our Class A common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "RL." All of our outstanding shares of Class B common stock are owned by Mr. Ralph Lauren, Executive Chairman and Chief Creative Officer, and entities controlled by the Lauren family. Shares of our Class B common stock may be converted immediately into Class A common stock on a one-for-one basis by the holder. There is no cash or other consideration paid by the holder converting the shares and, accordingly, there is no cash or other consideration received by the Company. The shares of Class A common stock issued by the Company in such conversions are exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. No shares of our Class B common stock were converted into Class A common stock during the fiscal quarter ended April 2, 2022.
The following table sets forth repurchases of shares of our Class A common stock during the fiscal quarter ended April 2, 2022:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(a)
					(millions)
December 26, 2021 to January 22, 2022	6,382	(b)	$111.80	—	$280
January 23, 2022 to February 19, 2022	561,729		124.37	561,729	1,710
February 20, 2022 to April 2, 2022	711,513	(c)	114.77	702,242	1,629
	1,279,624			1,263,971

(a)    As of April 2, 2022, the remaining availability under our Class A common stock repurchase program was approximately $1.629 billion, reflecting the February 2, 2022 approval by our Board of Directors to expand the program by up to an additional $1.500 billion of Class A common stock repurchases. Repurchases of shares of Class A common stock are subject to overall business and market conditions.
(b)    Represents shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.
(c)    Includes 9,271 shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.

The following graph compares the cumulative total stockholder return (stock price appreciation plus dividends) on our Class A common stock to the cumulative total return of the Standard & Poor's 500 Index and a peer group index of companies that we believe are closest to ours (the "Peer Group") for the period from April 1, 2017, the last day of our 2017 fiscal year, through April 2, 2022, the last day of our 2022 fiscal year. Our Peer Group consists of Burberry Group PLC, Compagnie Financière Richemont SA, EssilorLuxottica SA, The Estée Lauder Companies Inc., Hermes International, Kering, LVMH, PVH Corp., Tapestry, Inc., Tod's S.p.A., and V.F. Corporation. All calculations for foreign companies in our Peer Group are performed using the local foreign issue of such companies. The returns are calculated by assuming a $100 investment made on April 1, 2017 in Class A common stock or March 31, 2017 in an index, with all dividends reinvested.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Ralph Lauren Corporation, the S&P 500 Index, and a Peer Group

$300
$250
$200
$150
$100
$50
$0
04/01/17
03/31/18
03/30/19
03/28/20
03/27/21
04/02/22
Ralph Lauren Corporation
S&P 500
Peer Group

Item 6.    Reserved

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read together with our audited consolidated financial statements and notes thereto, which are included in this Annual Report on Form 10-K. We utilize a 52-53 week fiscal year ending on the Saturday immediately before or after March 31. As such, Fiscal 2022 ended on April 2, 2022 and was a 53-week period; Fiscal 2021 ended on March 27, 2021 and was a 52-week period; Fiscal 2020 ended on March 28, 2020 and was a 52-week period; and Fiscal 2023 will end on April 1, 2023 and will be a 52-week period.
INTRODUCTION
MD&A is provided as a supplement to the accompanying consolidated financial statements and notes thereto to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:
•Overview.    This section provides a general description of our business, global economic conditions and industry trends, and a summary of our financial performance for Fiscal 2022. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.
•Results of operations.    This section provides an analysis of our results of operations for Fiscal 2022 and Fiscal 2021 as compared to the respective prior fiscal year.
•Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of April 2, 2022, which includes (i) an analysis of our financial condition as compared to the prior fiscal year-end; (ii) an analysis of changes in our cash flows for Fiscal 2022 and Fiscal 2021 as compared to the respective prior fiscal year; (iii) an analysis of our liquidity, including the availability under our commercial paper borrowing program and credit facilities, our outstanding debt and covenant compliance, common stock repurchases, and payments of dividends; and (iv) a summary of our material cash requirements as of April 2, 2022.
•Market risk management.    This section discusses how we manage our risk exposures related to foreign currency exchange rates, interest rates, and our investments as of April 2, 2022.
•Critical accounting policies.    This section discusses our critical accounting policies considered to be important to our results of operations and financial condition, which typically require significant judgment and estimation on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 3 to the accompanying consolidated financial statements.
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

We organize our business into the following three reportable segments:
•North America — Our North America segment, representing approximately 48% of our Fiscal 2022 net revenues, primarily consists of sales of our Ralph Lauren branded products made through our retail and wholesale businesses in the U.S. and Canada. In North America, our retail business is primarily comprised of our Ralph Lauren stores, our factory stores, and our digital commerce site, www.RalphLauren.com. Our wholesale business in North America is comprised primarily of sales to department stores and, to a lesser extent, specialty stores.
•Europe — Our Europe segment, representing approximately 28% of our Fiscal 2022 net revenues, primarily consists of sales of our Ralph Lauren branded products made through our retail and wholesale businesses in Europe and emerging markets. In Europe, our retail business is primarily comprised of our Ralph Lauren stores, our factory stores, our concession-based shop-within-shops, and our various digital commerce sites. Our wholesale business in Europe is comprised primarily of a varying mix of sales to both department stores and specialty stores, depending on the country, as well as to various third-party digital partners.
•Asia — Our Asia segment, representing approximately 21% of our Fiscal 2022 net revenues, primarily consists of sales of our Ralph Lauren branded products made through our retail and wholesale businesses in Asia, Australia, and New Zealand. Our retail business in Asia is primarily comprised of our Ralph Lauren stores, our factory stores, our concession-based shop-within-shops, and our various digital commerce sites. In addition, we sell our products online through various third-party digital partner commerce sites. Our wholesale business in Asia is comprised primarily of sales to department stores, with related products distributed through shop-within-shops.
No operating segments were aggregated to form our reportable segments. In addition to these reportable segments, we also have other non-reportable segments, representing approximately 3% of our Fiscal 2022 net revenues, which primarily consist of Ralph Lauren and Chaps branded royalty revenues earned through our global licensing alliances. In addition, prior to its disposition at the end of our first quarter of Fiscal 2022, our other non-reportable segments also included sales of Club Monaco branded products made through our retail and wholesale businesses in the U.S., Canada, and Europe, and our licensing alliances in Asia. Refer to "Recent Developments" for additional discussion regarding the disposition of our former Club Monaco business, as well as the recent transition of our Chaps business to a fully licensed business model.
Approximately 51% of our Fiscal 2022 net revenues were earned outside of the U.S. See Note 20 to the accompanying consolidated financial statements for further discussion of our segment reporting structure.
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
Recent Developments
COVID-19 Pandemic
Beginning in the fourth quarter of our Fiscal 2020, a novel strain of coronavirus commonly referred to as COVID-19 emerged and spread rapidly across the globe, including throughout all major geographies in which we operate, resulting in adverse economic conditions and business disruptions, as well as significant volatility in global financial markets. Since then, governments worldwide have periodically imposed varying degrees of preventative and protective actions, such as temporary travel bans, forced business closures, and stay-at-home orders, all in an effort to reduce the spread of the virus. Such factors, among others, have resulted in a significant decline in retail traffic, tourism, and consumer spending on discretionary items. Additionally, companies across a wide array of industries have implemented various initiatives to reduce operating expenses and preserve cash balances during the pandemic, including work furloughs, reduced pay, and severance actions, which could lower consumers' disposable income levels or willingness to purchase discretionary items. Such government restrictions, company initiatives, and other macroeconomic impacts resulting from the pandemic could continue to adversely affect consumer behavior, spending levels, and/or shopping preferences, such as willingness to congregate in indoor shopping centers or other populated locations.

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
The COVID-19 pandemic also continues to adversely impact our distribution, logistic, and sourcing partners, including temporary factory closures, labor shortages, vessel, container and other transportation shortages, and port congestion. Such disruptions have reduced the availability of inventory, delayed timing of inventory receipts, and resulted in increased costs for the both the purchase and transportation of such inventory.
Throughout the course of the pandemic, our priority has been to ensure the safety and well-being of our employees, customers, and the communities in which we operate around the world. We continue to consider the guidance of local governments and global health organizations and have implemented new health and safety protocols in our stores, distribution centers, and corporate facilities. We also took various preemptive actions in the prior fiscal year to preserve cash and strengthen our liquidity position, as described in the Fiscal 2021 10-K. Such actions included, but were not limited to, issuing $1.250 billion of unsecured senior notes, temporarily suspending our quarterly cash dividend and common stock repurchase programs, temporarily reducing the base compensation of our executives and senior management team, and temporarily furloughing or reducing work hours for a significant portion of our employees.
Despite the introduction of COVID-19 vaccines and improvements in the global economy as a whole during Fiscal 2022, the pandemic remains volatile and continues to evolve, including the emergence of variants of the virus, such as the Delta and Omicron variants, which has and could continue to adversely affect consumer sentiment and confidence. Accordingly, we cannot predict for how long and to what extent the pandemic will continue to impact our business operations or the overall global economy. We will continue to assess our operations location-by-location, considering the guidance of local governments and global health organizations. See Item 1A — "Risk Factors — Risks Related to Macroeconomic Conditions — Infectious disease outbreaks, such as the COVID-19 pandemic, could have a material adverse effect on our business" for additional discussion regarding risks to our business associated with the COVID-19 pandemic.
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
Shortly thereafter, on October 29, 2020, we announced the planned transition of our Chaps brand to a fully licensed business model, consistent with our long-term brand elevation strategy and in connection with our third initiative. Specifically, we have entered into a multi-year licensing partnership, which took effect on August 1, 2021 following a transition period, with an affiliate of 5 Star Apparel LLC, a division of the OVED Group, to manufacture, market, and distribute Chaps menswear and womenswear. The products are being sold at existing channels of distribution with opportunities for expansion into additional channels and markets globally. This agreement created incremental value for the Company by enabling an even greater focus on elevating our core brands in the marketplace, reducing our direct exposure to the North America department store channel, and setting up Chaps to deliver on its potential with an experienced partner that is focused on nurturing the brand.

Later, on February 3, 2021, our Board of Directors approved additional actions related to our real estate initiative. Specifically, we are in the process of further rightsizing and consolidating our global corporate offices to better align with our organizational profile and new ways of working. We also have closed, and may continue to close, certain of our stores to improve overall profitability. Additionally, we further consolidated our North America distribution centers in order to drive greater efficiencies, improve sustainability, and deliver a better consumer experience.
Finally, on June 26, 2021, in connection with our brand portfolio initiative, we sold our former Club Monaco business to Regent, L.P. ("Regent"), a global private equity firm, with no resulting gain or loss on sale realized during the first quarter of Fiscal 2022. Regent acquired Club Monaco's assets and liabilities in exchange for potential future cash consideration payable to us, including earn-out payments based on Club Monaco meeting certain defined revenue thresholds over a five-year period. Accordingly, we may realize amounts in the future related to the receipt of such contingent consideration. Additionally, in connection with this divestiture, we are providing Regent with certain operational support for a transitional period of approximately 1 year, varying by functional area.
In connection with the Fiscal 2021 Strategic Realignment Plan, we have recorded cumulative pre-tax charges of $262.1 million, of which $25.3 million and $236.8 million were recorded during Fiscal 2022 and Fiscal 2021, respectively. Actions associated with the Fiscal 2021 Strategic Realignment Plan were substantially completed by the end of Fiscal 2022, with certain remaining actions expected to be completed during Fiscal 2023. We now expect total charges of up to $300 million to be incurred in connection with this plan, consisting of cash-related charges of approximately $180 million and non-cash charges of approximately $120 million. Actions associated with this plan are expected to result in gross annualized pre-tax expense savings of approximately $200 million, a portion of which is being reinvested back into the business.
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
Additionally, during Fiscal 2022, we recorded a charge of $6.4 million within restructuring and other charges, net in the consolidated statements of operations in connection with non-income-related capital taxes resulting from Swiss tax reform.
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
In connection with the Fiscal 2019 Restructuring Plan, we have recorded cumulative charges of $145.8 million since its inception, of which $48.5 million was recorded during Fiscal 2020. Actions associated with the Fiscal 2019 Restructuring Plan are complete and no additional charges are expected to be incurred in connection with this plan.
See Note 9 to our accompanying consolidated financial statements for additional discussion regarding charges recorded in connection with the Fiscal 2019 Restructuring Plan.

Global Economic Conditions and Industry Trends
The global economy and retail industry are impacted by many different factors. The COVID-19 pandemic has resulted in heightened uncertainty surrounding the future state of the global economy, as well as significant volatility in global financial markets. As discussed in "Recent Developments," governments worldwide have periodically imposed varying degrees of preventative and protective actions throughout the course of the pandemic, such as temporary travel bans, forced business closures, and stay-at-home orders, all in an effort to reduce the spread of the virus. Such actions, together with changes in consumers' willingness to congregate in populated areas and lower levels of disposal income due to higher unemployment rates, have resulted in significant business disruptions across a wide array of industries and an overall decline of the global economy since the outbreak of the pandemic. The COVID-19 pandemic has also significantly disrupted distribution, logistic, and supply chain operations globally, including temporary factory closures, labor shortages, vessel, container and other transportation shortages, and port congestion. Such disruptions have reduced the availability of inventory, delayed timing of inventory receipts, and resulted in increased costs for the both the purchase and transportation of such inventory. Despite the introduction of COVID-19 vaccines and improvements in the global economy as a whole during Fiscal 2022, resurgences and outbreaks continue to occur in certain geographic locations, including those resulting from variants of the virus, such as the Delta and Omicron variants. Accordingly, it is not clear at this time how much longer and to what extent the pandemic will last.
The global economy has also been negatively impacted by the war between Russia and Ukraine. Several countries, including the U.S., have imposed significant economic sanctions against Russia, including export controls and other trade restrictions with Russian entities. Various companies have also voluntarily elected to suspend operations in Russia in protest of the conflict. The Russia-Ukraine war has adversely impacted consumer sentiment and confidence, particularly in Eastern Europe. It is not clear at this time how long the conflict will endure, or if it will escalate further with additional countries declaring war against each other, which could further compound the adverse impact to the global economy. Certain other worldwide events and factors, such as international trade relations, new legislation and regulations, taxation or monetary policy changes, political and civil unrest, and inflationary pressures, including increases in the cost of raw materials, transportation, wages, healthcare and other benefit-related costs, among other factors, also increase volatility in the global economy.
The retail landscape in which we operate has been significantly disrupted by the COVID-19 pandemic, including periods of temporary closures of stores and distribution centers and declines in retail traffic, tourism, and consumer spending on discretionary items. The retail industry, particularly in the U.S., has also experienced numerous bankruptcies, restructurings, and ownership changes in recent years. Despite improvements in the global economy during Fiscal 2022, supply chain-related risks continue to exist as manufacturers and transportation providers alike are finding it difficult to meet increased consumer demand. The continuation of these industry trends could have a material adverse effect on our business or operating results.
We have implemented various strategies globally to help address many of these current challenges and continue to build a foundation for long-term profitable growth centered around strengthening our consumer-facing areas of product, stores, and marketing across channels and driving a more efficient operating model. In response to the COVID-19 pandemic, during the prior fiscal year we took preemptive actions to preserve cash and strengthen our liquidity position, which better enabled us to continue to execute upon our long-term growth strategy despite unfavorable economic conditions. Investing in our digital ecosystem remains a primary focus and is a key component of our integrated global omni-channel strategy and driving consumer engagement, particularly in light of the current COVID-19 pandemic, which has and could continue to reshape consumer shopping preferences. We continue to scale and expand our Connected Retail capabilities to enhance the consumer experience, which now include virtual selling appointments, Buy Online-Pick Up in Store, and mobile checkout and contactless payments, among other capabilities. In addition, we recently launched our first-ever, full-catalog Ralph Lauren mobile shopping app. We also continue to drive consumer engagement and global brand awareness through our sports sponsorships, which include the Wimbledon, U.S. Open, and Australian Open tennis tournaments, Team U.S.A in the Olympic and Paralympic Games, and various golf organizations and tournament events, including the Professional Golfers' Association ("PGA") of America, the PGA Championship, the U.S. Golf Association, and the U.S. Ryder Cup Team, as well as through our special product releases and limited collections. Additionally, we have accelerated our marketing investments, with a focus on supporting new customer acquisition, digitally-amplified brand campaigns, and resumption of in-store programs as markets continue to reopen worldwide. We also continue to take deliberate actions to ensure promotional consistency across channels and to enhance the overall brand and shopping experience, including better aligning shipments and inventory levels with underlying demand. We also remain committed to optimizing our wholesale distribution channel and enhancing our department store consumer experience. In connection with our long-term brand elevation strategy, we completed the sale of our former Club Monaco business at the end of the first quarter of Fiscal 2022 and successfully transitioned our Chaps business to a fully licensed business model during the second quarter of Fiscal 2022 as planned, thereby enabling our teams to focus our resources on our core brands.

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
Summary of Financial Performance
Operating Results
In Fiscal 2022, we reported net revenues of $6.219 billion, net income of $600.1 million, and net income per diluted share of $8.07, as compared to net revenues of $4.401 billion, a net loss of $121.1 million, and net loss per diluted share of $1.65 in Fiscal 2021. The comparability of our operating results has been affected by adverse impacts related to COVID-19 business disruptions and net restructuring-related charges, impairment of assets, and certain other benefits (charges), including one-time tax events, as well as the impacts of the disposition of our former Club Monaco business at the end of the first quarter of Fiscal 2022, the transition of our Chaps business to a fully licensed business model during the second quarter of Fiscal 2022, and the 53rd week in Fiscal 2022, as discussed further below.
Our operating performance for Fiscal 2022 reflected revenue increases of 41.3% on a reported basis and 41.9% on a constant currency basis, as defined within "Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition" below. The increase in net revenues reflected growth across all regions largely driven by a reduction in store closures and other COVID-19-related disruptions experienced during the current fiscal year as compared to the prior fiscal year, coupled with continued growth in our digital commerce operations and overall stronger consumer demand, as well as the benefit of the incremental 53rd week. This growth was partially offset by the disposition of our former Club Monaco business at the end of the first quarter of Fiscal 2022 and the transition of our Chaps business to a fully licensed business model during the second quarter of Fiscal 2022.
Our gross profit as a percentage of net revenues increased by 170 basis points to 66.7% during Fiscal 2022, primarily driven by lower non-routine inventory charges recorded during Fiscal 2022 as compared to the prior fiscal year, as well as improved pricing, lower levels of promotional activity, and product mix, partially offset by higher product and freight costs and the absence of unusual geographic and channel mix benefits experienced during the prior fiscal year in connection with COVID-19-related business disruptions in North America and Europe.
Selling, general, and administrative ("SG&A") expenses as a percentage of net revenues during Fiscal 2022 decreased by 680 basis points to 53.2%, primarily driven by operating leverage on higher net revenues, partially offset by higher expenses across various categories to drive strategic growth, coupled with the return to more normalized operations in comparison to the prior fiscal year.
Net income increased by $721.2 million to $600.1 million in Fiscal 2022 as compared to Fiscal 2021, primarily due to an $842.0 million increase in our operating income, partially offset by a $108.2 million increase in our income tax provision. Net income per diluted share increased by $9.72 to $8.07 per share during Fiscal 2022 driven by the higher level of net income.
During Fiscal 2022 and Fiscal 2021, our operating results were negatively impacted by net restructuring-related charges, impairment of assets, and certain other charges (benefits) totaling $32.6 million and $254.4 million, respectively, which had an after-tax effect of reducing net income by $23.2 million, or $0.31 per diluted share, and $201.5 million, or $2.71 per diluted share, respectively. Partially offsetting these charges was the favorable impact of the 53rd week in Fiscal 2022, which increased net income by $16.5 million, or approximately $0.22 per diluted share. Our net loss during Fiscal 2021 also reflected $46.6 million of incremental net tax expense recorded in connection with one-time income tax events.
Financial Condition and Liquidity
We ended Fiscal 2022 in a net cash and short-term investments position (cash and cash equivalents plus short-term investments, less total debt) of $962.1 million, as compared to $1.144 billion as of the end of Fiscal 2021. The decrease in our net cash and short-term investments position during Fiscal 2022 as compared to Fiscal 2021 was primarily due to our use of cash to support Class A common stock repurchases of $492.6 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to invest in our business through $166.9 million in capital expenditures, and to make dividend payments of $150.0 million, partially offset by operating cash flows of $715.9 million.

Net cash provided by operating activities was $715.9 million during Fiscal 2022, as compared to $380.9 million during Fiscal 2021. The net increase in cash provided by operating activities was due to an increase in net income before non-cash charges, partially offset by a net unfavorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period.
Our equity decreased to $2.536 billion as of April 2, 2022, compared to $2.604 billion as of March 27, 2021, due to our share repurchase activity and dividends declared during Fiscal 2022, partially offset by our comprehensive income and the net impact of stock-based compensation arrangements.
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
•pretax charges incurred in connection with our restructuring activities, as well as certain other asset impairments and other benefits (charges), including those related to COVID-19 business disruptions, as summarized below (references to "Notes" are to the notes to the accompanying consolidated financial statements):

	Fiscal Years Ended
	April 2, 2022	March 27, 2021	March 28, 2020
	(millions)
Restructuring and other charges, net (see Note 9)	$(22.2)	$(170.5)	$(67.2)
Impairment of assets (see Note 8)(a)	(21.3)	(96.0)	(38.7)
Non-routine bad debt reversals (expense), net(b)	(2.4)	41.4	(56.4)
Non-routine inventory benefits (charges)(c)	13.3	(29.3)	(159.5)
Total charges	$(32.6)	$(254.4)	$(321.8)

(a)Fiscal 2020 includes a $7.1 million impairment of an equity method investment recorded within other income (expense), net in the consolidated statements of operations. All other impairment charges were recorded within impairment of assets in the consolidated statements of operations.
(b)Non-routine bad debt reversals (expense), net are recorded within SG&A expenses in the consolidated statements of operations. Fiscal 2022 includes non-routine bad debt expense of $3.6 million recorded in connection with Russia-related accounts receivables, partially offset by COVID-19-related bad debt expense reversals of $1.2 million. Non-routine bad debt reversals (expense) recorded during Fiscal 2021 and Fiscal 2020 related to COVID-19 business disruptions.
(c)Non-routine inventory benefits (charges) are recorded within cost of goods sold in the consolidated statements of operations. Fiscal 2021 and Fiscal 2020 includes non-routine inventory charges of $8.3 million and $2.2 million, respectively, related to our restructuring plans (see Note 9). All other non-routine inventory benefits (charges) related to COVID-19 business disruptions.
•the inclusion of the 53rd week in Fiscal 2022, which resulted in incremental net revenues of $62.7 million and net income of $16.5 million, or approximately $0.22 per diluted share;
•the disposition of our former Club Monaco business at the end of the first quarter of Fiscal 2022, which resulted in a decline in net revenues of approximately $66 million during Fiscal 2022 as compared to the prior fiscal year;
•the transition of our Chaps business to a fully licensed business model during the second quarter of Fiscal 2022, which resulted in a decline in net revenues of approximately $69 million during Fiscal 2022 as compared to the prior fiscal year;
•other adverse impacts related to COVID-19 business disruptions during Fiscal 2022, Fiscal 2021, and Fiscal 2020;
•adverse impacts related to Hong Kong protest business disruptions during Fiscal 2020;
•incremental net tax expense of $46.6 million recorded within our income tax provision during Fiscal 2021 related to a valuation allowance provided against domestic losses attributable to COVID-19 business disruptions, international tax legislation enacted in connection with the European Union's anti-tax avoidance directive, and a net operating loss carryback under the CARES Act, which collectively negatively impacted our effective tax rate by 6,230 basis points; and
•a one-time benefit of $122.9 million recorded within our income tax provision during Fiscal 2020 in connection with the Swiss Tax Act, which reduced our effective tax rate by 3,760 basis points. During Fiscal 2021, we reduced this one-time tax benefit by $13.8 million due to new legislation enacted, which increased our effective tax rate by 1,840 basis points. See Note 10 to the accompanying consolidated financial statements for further discussion.
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
Our discussion also includes reference to comparable store sales. Comparable store sales refer to the change in sales of our stores that have been open for at least 13 full fiscal months. Sales from our digital commerce sites are also included within comparable sales for those geographies that have been serviced by the related site for at least 13 full fiscal months. Sales for stores or digital commerce sites that are closed or shut down during the year are excluded from the calculation of comparable store sales. Sales for stores that are either relocated, enlarged (as defined by gross square footage expansion of 25% or greater), or generally closed for 30 or more consecutive days for renovation are also excluded from the calculation of comparable store sales until such stores have been operating in their new location or in their newly renovated state for at least 13 full fiscal months. All comparable store sales metrics are calculated on a 52-week and constant currency basis.
Our "Results of Operations" discussion that follows includes the significant changes in operating results arising from these items affecting comparability. However, unusual items or transactions may occur in any period. Accordingly, investors and other financial statement users should consider the types of events and transactions that have affected operating trends.

RESULTS OF OPERATIONS
Fiscal 2022 Compared to Fiscal 2021
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Fiscal Years Ended
	April 2, 2022	March 27, 2021	$ Change		% / bps Change
	(millions, except per share data)
Net revenues	$6,218.5	$4,400.8	$1,817.7		41.3%
Cost of goods sold	(2,071.0)	(1,539.4)	(531.6)		34.5%
Gross profit	4,147.5	2,861.4	1,286.1		44.9%
Gross profit as % of net revenues	66.7%	65.0%			170 bps
Selling, general, and administrative expenses	(3,305.6)	(2,638.5)	(667.1)		25.3%
SG&A expenses as % of net revenues	53.2%	60.0%		(680	bps)
Impairment of assets	(21.3)	(96.0)	74.7		(77.9%)
Restructuring and other charges, net	(22.2)	(170.5)	148.3		(86.9%)
Operating income (loss)	798.4	(43.6)	842.0		NM
Operating income (loss) as % of net revenues	12.8%	(1.0%)		1,380	bps
Interest expense	(54.0)	(48.5)	(5.5)		11.4%
Interest income	5.5	9.7	(4.2)		(42.9%)
Other income, net	4.7	7.6	(2.9)		(37.9%)
Income (loss) before income taxes	754.6	(74.8)	829.4		NM
Income tax provision	(154.5)	(46.3)	(108.2)		233.6%
Effective tax rate(a)	20.5%	(61.9%)		8,240	bps
Net income (loss)	$600.1	$(121.1)	$721.2		NM
Net income (loss) per common share:
Basic	$8.22	$(1.65)	$9.87		NM
Diluted	$8.07	$(1.65)	$9.72		NM

(a)Effective tax rate is calculated by dividing the income tax provision by income (loss) before income taxes.
NM Not meaningful.
Net Revenues.    Net revenues increased by $1.818 billion, or 41.3%, to $6.219 billion in Fiscal 2022 as compared to Fiscal 2021, including net unfavorable foreign currency effects of $24.5 million. This increase also reflected the favorable impact of the 53rd week in Fiscal 2022, which resulted in incremental net revenues of $62.7 million. On a constant currency basis, net revenues increased by $1.842 billion, or 41.9%. The increase in net revenues reflected growth across all regions largely driven by a reduction in store closures and other COVID-19-related disruptions experienced during the current fiscal year as compared to the prior fiscal year, coupled with continued growth in our digital commerce operations and overall stronger consumer demand, as well as the benefit of the incremental 53rd week as previously discussed. This growth was partially offset by the disposition of our former Club Monaco business at the end of the first quarter of Fiscal 2022 and the transition of our Chaps business to a fully licensed business model during the second quarter of Fiscal 2022.

The following table summarizes the percentage change in our Fiscal 2022 consolidated comparable store sales as compared to the prior fiscal year:

% Change
Digital commerce	32%
Brick and mortar	43%
Total comparable store sales	40%
Our global average store count decreased by 25 stores and concession shops during Fiscal 2022 compared with the prior fiscal year, largely driven by the sale of our former Club Monaco business on June 26, 2021, partially offset by new openings primarily in Asia. The following table details our retail store presence by segment as of the periods presented:

	April 2, 2022	March 27, 2021
Freestanding Stores:
North America	239	233
Europe	95	92
Asia	170	151
Other non-reportable segments	—	72
Total freestanding stores	504	548

Concession Shops:
North America	1	1
Europe	29	29
Asia	654	616
Other non-reportable segments	—	4
Total concession shops	684	650
Total stores	1,188	1,198
In addition to our stores, we sell products online in North America, Europe, and Asia through our various digital commerce sites, as well as through our mobile apps in North America and the United Kingdom. We also sell products online through various third-party digital partner commerce sites, primarily in Asia.
Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the prior fiscal year, are provided below:

	Fiscal Years Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	April 2, 2022	March 27, 2021	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$2,968.2	$1,992.4	$975.8	$4.4	$971.4	49.0%	48.8%
Europe	1,780.7	1,165.9	614.8	(12.9)	627.7	52.7%	53.8%
Asia	1,286.8	1,027.5	259.3	(16.0)	275.3	25.2%	26.8%
Other non-reportable segments(a)	182.8	215.0	(32.2)	—	(32.2)	(15.0%)	(15.0%)
Total net revenues	$6,218.5	$4,400.8	$1,817.7	$(24.5)	$1,842.2	41.3%	41.9%

(a)Reflects the disposition of our former Club Monaco business at the end of the first quarter of Fiscal 2022.
North America net revenues — Net revenues increased by $975.8 million, or 49.0%, during Fiscal 2022 as compared to Fiscal 2021, inclusive of the favorable impact of the 53rd week in Fiscal 2022, which resulted in incremental net revenues of approximately $30 million, primarily related to our retail business. On a constant currency basis, net revenues increased by $971.4 million, or 48.8%.

The $975.8 million net increase in North America net revenues was driven by:
•a $664.5 million net increase related to our North America retail business, reflecting a reduction in store closures and other COVID-19-related disruptions and the continued growth in our digital commerce operations, as well as the favorable impact of the 53rd week in Fiscal 2022. On a constant currency basis, net revenues increased by $661.4 million, reflecting increases of $576.8 million in comparable store sales and $84.6 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our North America retail business:

% Change
Digital commerce	35%
Brick and mortar	55%
Total comparable store sales	49%
•a $311.3 million net increase related to our North America wholesale business largely driven by reduced shipments during the comparable prior fiscal year period due to significant COVID-19-related business disruptions, coupled with overall stronger consumer demand. This growth was partially offset by the transition of our Chaps business to a fully licensed business model during the second quarter of Fiscal 2022, as well as other strategic resets within our wholesale distribution channel.
Europe net revenues — Net revenues increased by $614.8 million, or 52.7%, during Fiscal 2022 as compared to Fiscal 2021, inclusive of the favorable impact of the 53rd week in Fiscal 2022, which resulted in incremental net revenues of approximately $12 million related to our retail business. On a constant currency basis, net revenues increased by $627.7 million, or 53.8%.
The $614.8 million net increase in Europe net revenues was driven by:
•a $311.2 million net increase related to our Europe retail business, reflecting a reduction in store closures and other COVID-19-related disruptions and the continued growth in our digital commerce operations, as well as the favorable impact of the 53rd week in Fiscal 2022. On a constant currency basis, net revenues increased by $311.8 million, reflecting increases of $269.8 million in comparable store sales and $42.0 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Europe retail business:

% Change
Digital commerce	18%
Brick and mortar	75%
Total comparable store sales	57%
•a $303.6 million net increase related to our Europe wholesale business largely driven by reduced shipments during the comparable prior fiscal year period due to significant COVID-19-related business disruptions and overall stronger consumer demand, partially offset by net unfavorable foreign currency effects of $12.3 million.
Asia net revenues — Net revenues increased by $259.3 million, or 25.2%, during Fiscal 2022 as compared to Fiscal 2021, inclusive of the favorable impact of the 53rd week in Fiscal 2022, which resulted in incremental net revenues of approximately $21 million related to our retail business. On a constant currency basis, net revenues increased by $275.3 million, or 26.8%.
The $259.3 million net increase in Asia net revenues was driven by:
•a $239.0 million net increase related to our Asia retail business, reflecting a reduction in store closures and other COVID-19-related disruptions and the continued growth in our digital commerce operations, as well as the favorable impact of the 53rd week in Fiscal 2022, partially offset by net unfavorable foreign currency effects of $14.7 million. On a constant currency basis, net revenues increased by $253.7 million, reflecting increases of $145.2 million in comparable store sales and $108.5 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Asia retail business:

% Change
Digital commerce	54%
Brick and mortar	15%
Total comparable store sales	17%
•a $20.3 million net increase related to our Asia wholesale business, reflecting increases most notably in Australia, South Korea, Southeast Asia, and Japan.
Gross Profit.    Gross profit increased by $1.286 billion, or 44.9%, to $4.148 billion in Fiscal 2022, including net unfavorable foreign currency effects of $18.9 million. Gross profit during Fiscal 2022 reflects non-routine inventory benefits of $13.3 million related to reversals of amounts previously recorded in connection with COVID-19 business disruptions. In comparison, gross profit during Fiscal 2021 reflects non-routine inventory charges of $21.0 million related to COVID-19 business disruptions and $8.3 million recorded in connection with our restructuring plans. Gross profit as a percentage of net revenues increased to 66.7% in Fiscal 2022 from 65.0% in Fiscal 2021. The 170 basis point improvement was primarily driven by lower non-routine inventory charges recorded during Fiscal 2022 as compared to the prior fiscal year, as well as improved pricing, lower levels of promotional activity, and product mix, partially offset by higher product and freight costs and the absence of unusual geographic and channel mix benefits experienced during the prior fiscal year in connection with COVID-19-related business disruptions in North America and Europe.
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
Selling, General, and Administrative Expenses.    SG&A expenses include costs relating to compensation and benefits, advertising and marketing, rent and occupancy, distribution, information technology, legal, depreciation and amortization, bad debt, and other selling and administrative costs. SG&A expenses increased by $667.1 million, or 25.3%, to $3.306 billion in Fiscal 2022, including net favorable foreign currency effects of $5.7 million. The increase in SG&A expenses reflects a reduction in the magnitude of COVID-19 business disruptions and our related mitigating actions, which during the prior fiscal year included (i) lower compensation-related expenses driven by employee furloughs and terminations, reduced pay for our executives, senior management team, and Board of Directors, and COVID-19-related government subsidies, and (ii) lower rent and occupancy costs largely driven by reduced percentage-of-sales-based rent due to widespread store closures and a reduction in traffic, as well as rent abatements negotiated with certain of our landlords. The increase in SG&A expenses also reflects our investments to drive strategic growth, including our marketing and advertising initiatives, and higher non-routine bad debt expense recorded during Fiscal 2022 as compared to the prior fiscal year, partially offset by expense savings associated with the disposition of our former Club Monaco business at the end of the first quarter of Fiscal 2022. SG&A expenses as a percentage of net revenues decreased to 53.2% in Fiscal 2022 from 60.0% in Fiscal 2021. The 680 basis point decline was primarily driven by operating leverage on higher net revenues, partially offset by higher expenses across various categories to drive strategic growth, coupled with the return to more normalized operations in comparison to the prior fiscal year.
The $667.1 million increase in SG&A expenses was driven by:

Fiscal 2022 Compared to Fiscal 2021
(millions)
SG&A expense category:
Compensation-related expenses	$227.2
Marketing and advertising expenses	191.3
Selling-related expenses	69.4
Rent and occupancy costs	64.4
Shipping and handling costs	31.7
Staff-related expenses	26.6
Bad debt expense	25.4
Other	31.1
Total increase in SG&A expenses	$667.1

Impairment of Assets.   During Fiscal 2022 and Fiscal 2021, we recorded non-cash impairment charges of $21.3 million and $96.0 million, respectively, to write-down certain long-lived assets. See Note 8 to the accompanying consolidated financial statements.
Restructuring and Other Charges, Net.   During Fiscal 2022 and Fiscal 2021, we recorded restructuring charges of $4.0 million and $159.1 million, respectively, primarily consisting of severance and benefits costs and other cash charges, as well as other charges of $11.8 million and $11.4 million, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired. Additionally, during Fiscal 2022, we recognized $4.0 million of income primarily related to a certain revenue share clause in our agreement with Regent that entitled us to receive a portion of the sales generated by the Club Monaco business during a four-month business transition period. We donated this income to the Ralph Lauren Corporate Foundation, a non-profit, charitable foundation, which resulted in a related offsetting $4.0 million donation expense recorded within restructuring and other charges, net in the consolidated statements of operations during Fiscal 2022. We also recorded a charge of $6.4 million during Fiscal 2022 in connection with non-income-related capital taxes resulting from Swiss tax reform. See Note 9 to the accompanying consolidated financial statements.
Operating Income (Loss).    During Fiscal 2022, we reported operating income of $798.4 million, as compared to an operating loss of $43.6 million during Fiscal 2021. The $842.0 million increase in operating income reflects the return to more normalized operations in comparison to the prior fiscal year period, as previously discussed, as well as net unfavorable foreign currency effects of $13.2 million. Our operating results during Fiscal 2022 and Fiscal 2021 were negatively impacted by net restructuring-related charges, impairment of assets, and certain other charges (benefits) totaling $32.6 million and $254.4 million, respectively. Operating income as a percentage of net revenues was 12.8% in Fiscal 2022, reflecting a 1,380 basis point improvement from Fiscal 2021. The improvement in operating income as a percentage of net revenues was primarily driven by lower net restructuring-related charges, impairment of assets, and certain other charges (benefits) recorded during Fiscal 2022 as compared to the prior fiscal year, the decrease in SG&A expenses as a percentage of net revenues, and the increase in our gross margin, all as previously discussed.
Operating income (loss) and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the prior fiscal year, are provided below:

	Fiscal Years Ended
	April 2, 2022		March 27, 2021
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$676.7	22.8%	$334.0	16.8%	$342.7	600 bps
Europe	444.0	24.9%	189.3	16.2%	254.7	870 bps
Asia	228.8	17.8%	148.2	14.4%	80.6	340 bps
Other non-reportable segments(a)	138.4	75.7%	32.4	15.1%	106.0	6,060 bps
	1,487.9		703.9		784.0
Unallocated corporate expenses	(667.3)		(577.0)		(90.3)
Unallocated restructuring and other charges, net	(22.2)		(170.5)		148.3
Total operating income (loss)	$798.4	12.8%	$(43.6)	(1.0%)	$842.0	1,380 bps

(a)Reflects the disposition of our former Club Monaco business at the end of the first quarter of Fiscal 2022.
North America operating margin improved by 600 basis points, primarily due to the favorable impacts of approximately 330 basis points and 170 basis points related to our retail and wholesale businesses, respectively, both largely driven by a decline in SG&A expenses as a percentage of net revenues resulting from operating leverage on higher net revenues. The basis point improvement of our retail business also reflected an increase in our gross margin, while the improvement in our wholesale business reflected a decline in our gross margin. The overall improvement in operating margin also reflected the favorable impact of 100 basis points attributable to lower impairment of assets and non-routine inventory charges during Fiscal 2022 as compared to the prior fiscal year, partially offset by the absence of favorable non-routine bad debt expense adjustments recorded during the current fiscal year.

Europe operating margin improved by 870 basis points, primarily due to the favorable impacts of approximately 530 basis points and 320 basis points related to our retail and wholesale businesses, respectively, both largely driven by a decline in SG&A expenses as a percentage of net revenues resulting from operating leverage on higher net revenues. The overall improvement in operating margin also reflected the favorable impact of 90 basis points attributable to lower impairment of assets during Fiscal 2022 as compared to the prior fiscal year, partially offset by higher non-routine bad debt expense recorded during the current fiscal year. These improvements in operating margin were partially offset by unfavorable foreign currency effects and channel mix of approximately 40 basis points and 30 basis points, respectively.
Asia operating margin improved by 340 basis points, primarily due to the favorable impact of approximately 260 basis points related to our retail business, largely driven by an increase in our gross margin and a decline in SG&A expenses as a percentage of net revenues. The overall improvement in operating margin also reflected 40 basis points related to our wholesale business, largely driven by a decline in SG&A expenses as a percentage of net revenues. The remaining 40 basis point improvement was primarily driven by favorable foreign currency effects.
Unallocated corporate expenses increased by $90.3 million to $667.3 million in Fiscal 2022. The increase in unallocated corporate expenses was due to higher compensation-related expenses of $88.4 million, higher marketing and advertising expenses of $42.1 million, higher consulting fees of $13.8 million and higher other expenses of $11.7 million, partially offset by higher intercompany sourcing commission income of $43.3 million (which is offset at the segment level and eliminates in consolidation) and lower impairment charges of $22.4 million.
Unallocated restructuring and other charges, net decreased by $148.3 million to $22.2 million in Fiscal 2022, as previously discussed above and in Note 9 to the accompanying consolidated financial statements.
Non-operating Income (Expense), Net.    Non-operating income (expense), net is comprised of interest expense, interest income, and other income (expense), net, which includes foreign currency gains (losses), equity in income (losses) from our equity-method investees, and other non-operating expenses. During Fiscal 2022, we reported non-operating expense, net, of $43.8 million, as compared to $31.2 million in Fiscal 2021. The $12.6 million increase in non-operating expense, net was driven by:
•a $5.5 million increase in interest expense, primarily driven by our finance leases, as well as the higher average level of outstanding debt during Fiscal 2022 (see "Financial Condition and Liquidity — Cash Flows");
•a $4.2 million decline in interest income, primarily driven by lower interest rates in financial markets; and
•a $2.9 million decline in other income (expense), net, primarily driven by lower net foreign currency gains during Fiscal 2022 as compared to the prior fiscal year period.
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
The income tax provision and effective tax rate in Fiscal 2022 were $154.5 million and 20.5%, respectively, as compared to $46.3 million and (61.9%), respectively, in Fiscal 2021. The $108.2 million increase in our income tax provision was driven by the increase in our pretax income, as well as an increase in our effective tax rate of 8,240 basis points. Our income tax provision in Fiscal 2021 reflected incremental tax expense of $33.7 million primarily related to a valuation allowance provided against domestic losses attributable to significant COVID-19 business disruptions and $13.8 million related to international tax legislation enacted in connection with the European Union's anti-tax avoidance directive, partially offset by an income tax benefit of $0.9 million primarily due to a net operating loss carryback under the CARES Act. Collectively, this $46.6 million of net incremental tax expense impacted our prior fiscal year effective tax rate by 6,230 basis points. The remaining 2,010 basis point increase in our effective tax rate was primarily driven by the impact of stock compensation, favorable impact of the change in the geographic mix of our worldwide earnings, tax adjustments related to audit settlements, and certain deferred tax adjustments, partially offset by $3.4 million related to a net operating loss carryback under the CARES Act. See Note 10 to the accompanying consolidated financial statements.

Net Income (Loss).    We reported net income of $600.1 million in Fiscal 2022, as compared to a net loss of $121.1 million in Fiscal 2021. The $721.2 million increase in net income was primarily due to the increase in our operating income, partially offset by the increase in our income tax provision, both as previously discussed. Our operating results during Fiscal 2022 and Fiscal 2021 were negatively impacted by net restructuring-related charges, impairment of assets, and certain other charges (benefits) totaling $32.6 million and $254.4 million, respectively, which had an after-tax effect of reducing net income by $23.2 million and $201.5 million, respectively. Partially offsetting these charges was the favorable impact of the 53rd week in Fiscal 2022, which increased net income by $16.5 million. Our net loss during Fiscal 2021 also reflected $46.6 million of incremental net tax expense recorded in connection with one-time tax events, as previously discussed.
Net Income (Loss) per Diluted Share.    We reported net income per diluted share of $8.07 in Fiscal 2022, as compared to a net loss per diluted share of $1.65 in Fiscal 2021. The $9.72 per share increase was driven by the higher level of net income, as previously discussed. Net income per diluted share in Fiscal 2022 and Fiscal 2021 were negatively impacted by $0.31 per share and $2.71 per share, respectively, related to net restructuring-related charges, impairment of assets, and certain other charges (benefits), and favorably impacted by approximately $0.22 per share as a result of the 53rd week in Fiscal 2022, as previously discussed. Net loss per diluted share in Fiscal 2021 was also negatively impacted by $0.64 per share due to incremental net tax expense recorded in connection with one-time tax events, as previously discussed.
Fiscal 2021 Compared to Fiscal 2020
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$4,400.8	$6,159.8	$(1,759.0)	(28.6%)
Cost of goods sold	(1,539.4)	(2,506.5)	967.1	(38.6%)
Gross profit	2,861.4	3,653.3	(791.9)	(21.7%)
Gross profit as % of net revenues	65.0%	59.3%		570 bps
Selling, general, and administrative expenses	(2,638.5)	(3,237.5)	599.0	(18.5%)
SG&A expenses as % of net revenues	60.0%	52.6%		740 bps
Impairment of assets	(96.0)	(31.6)	(64.4)	203.5%
Restructuring and other charges, net	(170.5)	(67.2)	(103.3)	153.9%
Operating income (loss)	(43.6)	317.0	(360.6)	NM
Operating income (loss) as % of net revenues	(1.0%)	5.1%		(610 bps)
Interest expense	(48.5)	(17.6)	(30.9)	175.9%
Interest income	9.7	34.4	(24.7)	(71.8%)
Other income (expense), net	7.6	(7.4)	15.0	NM
Income (loss) before income taxes	(74.8)	326.4	(401.2)	NM
Income tax benefit (provision)	(46.3)	57.9	(104.2)	NM
Effective tax rate(a)	(61.9%)	(17.7%)		(4,420 bps)
Net income (loss)	$(121.1)	$384.3	$(505.4)	NM
Net income (loss) per common share:
Basic	$(1.65)	$5.07	$(6.72)	NM
Diluted	$(1.65)	$4.98	$(6.63)	NM

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

% Change
Digital commerce	20%
Brick and mortar	(36%)
Total comparable store sales	(29%)
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
In addition to our stores, we sold products online in North America, Europe, and Asia through our various digital commerce sites, as well as through our Polo mobile app in North America and the United Kingdom. We also sold products online through various third-party digital partner commerce sites, primarily in Asia.
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

% Change
Digital commerce	11%
Brick and mortar	(40%)
Total comparable store sales	(30%)
Europe net revenues — Net revenues decreased by $466.3 million, or 28.6%, during Fiscal 2021 as compared to Fiscal 2020. On a constant currency basis, net revenues decreased by $518.4 million, or 31.8%.
The $466.3 million net decline in Europe net revenues was driven by:
•a $357.5 million net decrease related to our Europe retail business, inclusive of the adverse impact of COVID-19 business disruptions, partially offset by net favorable foreign currency effects of $15.1 million. On a constant currency basis, net revenues decreased by $372.6 million driven by decreases of $336.2 million in comparable store sales and $36.4 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Europe retail business, inclusive of adverse impacts related to COVID-19 business disruptions:

% Change
Digital commerce	56%
Brick and mortar	(55%)
Total comparable store sales	(43%)
•a $108.8 million net decrease related to our Europe wholesale business driven by COVID-19 business disruptions partially offset by net favorable foreign currency effects of $37.0 million.
Asia net revenues — Net revenues increased by $10.3 million, or 1.0%, during Fiscal 2021 as compared to Fiscal 2020. On a constant currency basis, net revenues decreased by $18.2 million, or 1.8%.
The $10.3 million net increase in Asia net revenues was driven by:
•a $20.4 million net increase related to our Asia retail business, inclusive of the adverse impact of COVID-19 business disruptions, as well as net favorable foreign currency effects of $26.9 million. On a constant currency basis, net revenues decreased by $6.5 million, reflecting a decrease of $43.1 million in comparable store sales, partially offset by an increase of $36.6 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Asia retail business, inclusive of adverse impacts related to COVID-19 business disruptions:

% Change
Digital commerce	54%
Brick and mortar	(7%)
Total comparable store sales	(6%)
•This increase was partially offset by a $10.1 million net decrease related to our Asia wholesale business driven by COVID-19 business disruptions, primarily in Japan.

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
Restructuring and Other Charges, Net.   During Fiscal 2021 and Fiscal 2020, we recorded restructuring charges of $159.1 million and $37.6 million, respectively, primarily consisting of severance and benefits costs, as well as other charges of $11.4 million and $8.8 million, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements had not yet expired. Additionally, during Fiscal 2020, we recorded other charges of $20.8 million related to the charitable donation of the net cash proceeds received from the sale of our corporate jet. See Note 9 to the accompanying consolidated financial statements.
Operating Income (Loss).    During Fiscal 2021, we reported an operating loss of $43.6 million, as compared to operating income of $317.0 million during Fiscal 2020. The $360.6 million decline in operating income reflects net adverse impacts related to COVID-19 business disruptions, partially offset by net favorable foreign currency effects of $19.5 million. Our operating results during Fiscal 2021 and Fiscal 2020 were also negatively impacted by restructuring-related charges, impairment of assets, and certain other charges (a portion of which related to COVID-19 business disruptions) totaling $254.4 million and $321.8 million, respectively, as previously discussed. Operating loss as a percentage of net revenues was 1.0% in

Fiscal 2021, reflecting a 610 basis point decline from Fiscal 2020. The decline in operating income as a percentage of net revenues was primarily driven by the increase in SG&A expenses as a percentage of net revenues, partially offset by the increase in our gross margin and lower net restructuring-related charges, impairment of assets, and certain other charges recorded during Fiscal 2021 as compared to the prior fiscal year, all as previously discussed.
Operating income (loss) and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the prior fiscal year, are provided below:

	Fiscal Years Ended
	March 27, 2021		March 28, 2020
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$334.0	16.8%	$456.0	14.5%	$(122.0)	230 bps
Europe	189.3	16.2%	336.3	20.6%	(147.0)	(440 bps)
Asia	148.2	14.4%	124.8	12.3%	23.4	210 bps
Other non-reportable segments	32.4	15.1%	85.2	23.0%	(52.8)	(790 bps)
	703.9		1,002.3		(298.4)
Unallocated corporate expenses	(577.0)		(618.1)		41.1
Unallocated restructuring and other charges, net	(170.5)		(67.2)		(103.3)
Total operating income (loss)	$(43.6)	(1.0%)	$317.0	5.1%	$(360.6)	(610 bps)
North America operating margin improved by 230 basis points, primarily due to approximately 400 basis points attributable to net lower non-routine inventory charges and COVID-19-related bad debt expense recorded during Fiscal 2021 as compared to the prior fiscal year, partially offset by higher impairment of assets recorded during Fiscal 2021. Partially offsetting this net favorable improvement in operating margin were the unfavorable impacts of approximately 90 basis points and 60 basis points attributable to our wholesale and retail businesses, respectively, both largely driven by an increase in SG&A expenses as a percentage of net revenues, partially offset by an increase in our gross margin. Our North America operating margin also reflected the unfavorable impact of approximately 20 basis points attributable to other factors, including unfavorable channel mix.
Europe operating margin declined by 440 basis points, primarily due to the unfavorable impact of approximately 790 basis points related to our retail business largely driven by an increase in SG&A expenses as a percentage of net revenues, partially offset by an increase in our gross margin. This decline in operating income was partially offset by approximately 180 basis points attributable to favorable channel mix and 160 basis points attributable to net lower non-routine inventory charges and COVID-19-related bad debt expense recorded during Fiscal 2021 as compared to the prior fiscal year, partially offset by higher impairment of assets recorded during Fiscal 2021. The remaining change in operating margin was attributable to other factors, including slight improvement in our wholesale business.
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
Unallocated restructuring and other charges, net increased by $103.3 million to $170.5 million in Fiscal 2021, as previously discussed above and in Note 9 to the accompanying consolidated financial statements.

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
Income Tax Benefit (Provision).   We reported an income tax provision and effective tax rate of $46.3 million and (61.9%), respectively, in Fiscal 2021, as compared to an income tax benefit and effective tax rate of $57.9 million and (17.7%), respectively, in Fiscal 2020. The $104.2 million increase in our income tax provision was driven by the absence of a one-time benefit of $122.9 million recorded in connection with Swiss tax reform during the prior fiscal year, which reduced our prior fiscal year effective tax rate by 3,760 basis points. Our income tax provision in Fiscal 2021 also reflected incremental tax expense of $33.7 million primarily related to a valuation allowance provided against domestic losses attributable to significant COVID-19 business disruptions and $13.8 million related to international tax legislation enacted in connection with the European Union's anti-tax avoidance directive, partially offset by an income tax benefit of $0.9 million primarily due to a net operating loss carryback under the CARES Act. Collectively, this $46.6 million of net incremental tax expense unfavorably impacted our Fiscal 2021 effective tax rate by 6,230 basis points. The remaining 1,950 basis point decline was attributable to tax impacts on stock-based compensation, as well as the absence of favorable settlements of certain international income tax audits that impacted the prior fiscal year. See Note 10 to the accompanying consolidated financial statements for discussion regarding the Swiss Tax Act.
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

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of April 2, 2022 and March 27, 2021.

	April 2, 2022	March 27, 2021	$ Change
	(millions)
Cash and cash equivalents	$1,863.8	$2,579.0	$(715.2)
Short-term investments	734.6	197.5	537.1
Current portion of long-term debt(a)	(499.8)	—	(499.8)
Long-term debt(a)	(1,136.5)	(1,632.9)	496.4
Net cash and short-term investments	$962.1	$1,143.6	$(181.5)
Equity	$2,536.0	$2,604.4	$(68.4)

(a)See Note 11 to the accompanying consolidated financial statements for discussion of the carrying values of our debt.
The decrease in our net cash and short-term investments position at April 2, 2022 as compared to March 27, 2021 was primarily due to our use of cash to support Class A common stock repurchases of $492.6 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to invest in our business through $166.9 million in capital expenditures, and to make dividend payments of $150.0 million partially offset by operating cash flows of $715.9 million.
The decrease in our equity was attributable to our share repurchase activity and dividends declared during Fiscal 2022, partially offset by our comprehensive income and the net impact of stock-based compensation arrangements.
Cash Flows
Fiscal 2022 Compared to Fiscal 2021

	Fiscal Years Ended
	April 2, 2022	March 27, 2021	$ Change
	(millions)
Net cash provided by operating activities	$715.9	$380.9	$335.0
Net cash provided by (used in) investing activities	(717.9)	195.0	(912.9)
Net cash provided by (used in) financing activities	(665.7)	356.8	(1,022.5)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(48.3)	25.5	(73.8)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(716.0)	$958.2	$(1,674.2)
Net Cash Provided by Operating Activities.    Net cash provided by operating activities was $715.9 million during Fiscal 2022, as compared to $380.9 million during Fiscal 2021. The $335.0 million net increase in cash provided by operating activities was due to an increase in net income before non-cash charges, partially offset by a net unfavorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year.
The net unfavorable change related to our operating assets and liabilities, including our working capital, was primarily driven by:
•a year-over-year increase in our inventory levels largely to support revenue growth, as well as higher goods-in-transit to mitigate ongoing global supply chain delays;
•a net unfavorable change in our accrued liabilities largely driven by an unfavorable change in our restructuring reserve due to a decrease in restructuring charges recorded during Fiscal 2022 as compared to the prior fiscal year, partially offset by a favorable change in our dividends payable related to the temporary suspension and subsequent resumption of our quarterly cash dividend program; and

•an unfavorable change related to our prepaid expenses and other current assets largely driven by an increase in non-trade receivables primarily related to transition services being performed in connection with the disposition of our former Club Monaco business (see "Recent Developments"), as well as the timing of cash payments; and
•an unfavorable change related to our income tax receivables and payables largely driven by the timing of cash receipts and payments, respectively.
These decreases related to our operating assets and liabilities were partially offset by:
•a favorable change related to our accounts receivable, largely driven by a return to more normalized operations in comparison to the prior fiscal year period.
Net Cash Provided by (Used in) Investing Activities.    Net cash used in investing activities was $717.9 million during Fiscal 2022, as compared to cash provided by investing activities of $195.0 million during Fiscal 2021. The $912.9 million net decrease in cash provided by investing activities was primarily driven by:
•an $848.6 million decrease in proceeds from sales and maturities of investments, less purchases of investments. During Fiscal 2022, we made net purchases of investments of $546.0 million, as compared to receiving net proceeds from sales and maturities of investments of $302.6 million during Fiscal 2021; and
•a $59.1 million increase in capital expenditures. During Fiscal 2022, we spent $166.9 million on capital expenditures, as compared to $107.8 million during Fiscal 2021. Our capital expenditures during Fiscal 2022 primarily related to store openings and renovations, as well as enhancements to our information technology systems.
In Fiscal 2023, we expect to spend approximately $290 million to $310 million on capital expenditures primarily related to store opening and renovations, as well as enhancements to our information technology systems.
Net Cash Provided by (Used in) Financing Activities.    Net cash used in financing activities was $665.7 million during Fiscal 2022, as compared to net cash provided by financing activities of $356.8 million during Fiscal 2021. The $1.022 billion net decrease in cash provided by financing activities was primarily driven by:
•a $466.9 million decrease in cash proceeds from the issuance of debt, less debt repayments. During Fiscal 2022, we did not issue or repay any debt. On a comparative basis, during Fiscal 2021, we received $1.242 billion in proceeds from the issuance of our 1.700% unsecured senior notes and 2.950% unsecured senior notes, a portion of which was used to repay $475.0 million of borrowings previously outstanding under our credit facilities and our previously outstanding $300.0 million principal amount of 2.625% unsecured senior notes that matured August 18, 2020;
•a $454.9 million increase in cash used to repurchase shares of our Class A common stock. During Fiscal 2022, we resumed activities under our common stock repurchase program and repurchased $450.5 million of shares of our Class A common stock, and an additional $42.1 million in shares of our Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our long-term stock incentive plans. On a comparative basis, during Fiscal 2021, $37.7 million in shares of our Class A common stock were surrendered or withheld for taxes; and
•a $100.2 million increase in payments of dividends, driven by the reinstatement of our quarterly cash dividend program during Fiscal 2022 after being temporarily suspended at the beginning of the COVID-19 pandemic as a preemptive action to preserve cash and strengthen our liquidity position, as discussed in "Dividends" below.

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
Net Cash Provided by Investing Activities.    Net cash provided by investing activities was $195.0 million during Fiscal 2021, as compared to $702.1 million during Fiscal 2020. The $507.1 million net decrease in cash provided by investing activities was primarily driven by:
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
Net Cash Provided by (Used in) Financing Activities.    Net cash provided by financing activities was $356.8 million during Fiscal 2021, as compared to net cash used in financing activities of $438.2 million during Fiscal 2020. The $795.0 million net increase in cash provided by financing activities was primarily driven by:

•a $657.1 million decrease in cash used to repurchase shares of our Class A common stock. During Fiscal 2021, $37.7 million in shares of Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our long-term stock incentive plans and no shares of Class A common stock were repurchased pursuant to our common stock repurchase program, which was temporarily suspended as a preemptive action to preserve cash and strengthen our liquidity position in response to business disruptions related to the COVID-19 pandemic. On a comparative basis, during Fiscal 2020, $650.3 million in shares of Class A common stock were repurchased and $44.5 million in shares of Class A common stock were surrendered or withheld for taxes; and
•a $154.1 million decrease in payments of dividends, driven by the temporary suspension of our quarterly cash dividend program as a preemptive action to preserve cash and strengthen our liquidity position, as discussed in "Dividends" below.
These increases in cash provided by financing activities were partially offset by:
•an $8.1 million decrease in cash proceeds from the issuance of debt, less debt repayments. During Fiscal 2021, we received $1.242 billion in proceeds from our issuance of 1.700% unsecured senior notes and 2.950% unsecured senior notes, a portion of which was used to repay $475 million of borrowings previously outstanding under our credit facilities and our previously outstanding $300 million principal amount of 2.625% unsecured senior notes that matured in August 2020. On a comparative basis, during Fiscal 2020 we borrowed $475 million under our credit facilities as a preemptive action to preserve cash and strengthen our liquidity in response to the COVID-19 pandemic.
Sources of Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, our available cash and cash equivalents and short-term investments, availability under our credit and overdraft facilities and commercial paper program, and other available financing options.
During Fiscal 2022, we generated $715.9 million of net cash flows from our operations. As of April 2, 2022, we had $2.598 billion in cash, cash equivalents, and short-term investments, of which $995.5 million were held by our subsidiaries domiciled outside the U.S. We are not dependent on foreign cash to fund our domestic operations. Undistributed foreign earnings generated on or before December 31, 2017 that were subject to the one-time mandatory transition tax in connection with U.S. tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA") are not considered to be permanently reinvested and may be repatriated to the U.S. in the future with minimal or no additional U.S. taxation. We intend to permanently reinvest undistributed foreign earnings generated after December 31, 2017 that were not subject to the one-time mandatory transition tax. However, if our plans change and we choose to repatriate post-2017 earnings to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.
The following table presents the total availability, borrowings outstanding, and remaining availability under our credit and overdraft facilities and Commercial Paper Program as of April 2, 2022:

	April 2, 2022
Description(a)	Total Availability	Borrowings Outstanding		Remaining Availability
	(millions)
Global Credit Facility and Commercial Paper Program(b)	$500	$10	(c)	$490
Pan-Asia Credit Facilities(d)	33	—		33
Japan Overdraft Facility	41	—		41

(a)As defined in Note 11 to the accompanying consolidated financial statements.
(b)Borrowings under the Commercial Paper Program are supported by the Global Credit Facility. Accordingly, we do not expect combined borrowings outstanding under the Commercial Paper Program and the Global Credit Facility to exceed $500 million.
(c)Represents outstanding letters of credit for which we were contingently liable under the Global Credit Facility as of April 2, 2022.

(d)We amended the China Credit Facility during the first quarter of Fiscal 2023, whereby the borrowing capacity was increased to 100 million Chinese Renminbi (approximately $16 million). Accordingly, our total availability under the Pan-Asia Credit Facilities was increased to approximately $41 million during the first quarter of Fiscal 2023. See Note 11 to the accompanying consolidated financial statements.
We believe that the Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of April 2, 2022, there were eight financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 20%. In accordance with the terms of the agreement, we have the ability to expand our borrowing availability under the Global Credit Facility to $1 billion through the full term of the facility, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments.
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

The Global Credit Facility contains a number of covenants, as described in Note 11 to the accompanying consolidated financial statements. As of April 2, 2022, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility. The Pan-Asia Borrowing Facilities do not contain any financial covenants.
See Note 11 to the accompanying consolidated financial statements for additional information relating to our debt and covenant compliance.
Common Stock Repurchase Program
Repurchases of shares of our Class A common stock are subject to overall business and market conditions, as well as other potential factors such as the temporary restrictions previously in place under our Global Credit Facility. Accordingly, in response to business disruptions related to the COVID-19 pandemic, effective beginning in the first quarter of Fiscal 2021, we temporarily suspended our common stock repurchase program as a preemptive action to preserve cash and strengthen our liquidity position. However, we resumed activities under our Class A common stock repurchase program during the third quarter of Fiscal 2022 as restrictions under our Global Credit Facility were lifted (see Note 11 to the accompanying consolidated financial statements) and overall business and market conditions have improved since the COVID-19 pandemic first emerged.
On February 2, 2022, our Board of Directors approved an expansion of our existing common stock repurchase program that allowed us to repurchase up to an additional $1.500 billion of our Class A common stock. As of April 2, 2022, the remaining availability under our Class A common stock repurchase program was approximately $1.629 billion.
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
On May 18, 2022, our Board of Directors approved an increase to the quarterly cash dividend on our common stock from $0.6875 to $0.75 per share. The first quarterly dividend declared to reflect this increase will be payable to shareholders of record at the close of business on July 1, 2022 and will be paid on July 15, 2022.
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

Material Cash Requirements
Firm Commitments
The following table summarizes certain of our aggregate material cash requirements as of April 2, 2022, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flows in future periods. We expect to fund these firm commitments with operating cash flows generated in the normal course of business and, if necessary, through availability under our credit facilities or other accessible sources of financing.

	Fiscal 2023	Fiscal 2024-2025	Fiscal 2026-2027	Fiscal 2028 and Thereafter	Total
	(millions)
Senior Notes	$500.0	$—	$400.0	$750.0	$1,650.0
Interest payments on debt	41.4	74.3	51.8	77.4	244.9
Operating leases	286.1	507.3	304.3	396.5	1,494.2
Finance leases	32.5	69.1	69.7	276.1	447.4
Other lease commitments	1.7	8.4	8.8	5.0	23.9
Inventory purchase commitments	915.9	0.1	—	—	916.0
Mandatory transition tax payments	13.9	57.7	41.2	—	112.8
Other commitments	59.0	43.8	20.1	22.0	144.9
Total	$1,850.5	$760.7	$895.9	$1,527.0	$5,034.1
The following is a description of our material, firmly committed obligations as of April 2, 2022:
•Senior Notes represent the principal amount of our outstanding 3.750% Senior Notes, 1.700% Senior Notes, and 2.950% Senior Notes. Amounts do not include any call premiums, unamortized debt issuance costs, or interest payments (see below);
•Interest payments on debt represent the semi-annual contractual interest payments due on our 3.750% Senior Notes, 1.700% Senior Notes, and 2.950% Senior Notes. Amounts do not include the impact of potential cash flows underlying our related swap contracts (see Note 13 to the accompanying consolidated financial statements for discussion of our swap contracts);
•Lease obligations represent fixed payments due over the lease term of our noncancelable leases of real estate and operating equipment, including rent, real estate taxes, insurance, common area maintenance fees, and/or certain other costs. For lease terms that have commenced, information has been presented separately for operating and finance leases. Other lease commitments relate to executed lease agreements for which the related lease terms have not yet commenced as of April 2, 2022;
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
Excluded from the above contractual obligations table is the non-current liability for unrecognized tax benefits of $91.9 million as of April 2, 2022, as we cannot make a reliable estimate of the period in which the liability will be settled, if ever. The above table also excludes the following: (i) amounts recorded in current liabilities in our consolidated balance sheet as of April 2, 2022, which will be paid within one year, other than lease obligations, mandatory transition tax payments, and accrued interest payments on debt; and (ii) non-current liabilities that have no cash outflows associated with them (e.g., deferred income), or the cash outflows associated with them are uncertain or do not represent a "purchase obligation" as such term is used herein (e.g., deferred taxes, derivative financial instruments, and other miscellaneous items).

We also have certain contractual arrangements that would require us to make payments if certain events or circumstances occur. See Note 15 to the accompanying consolidated financial statements for a description of our contingent commitments not included in the above table.
Off-Balance Sheet Arrangements
In addition to the commitments included in the above table, our other off-balance sheet firm commitments relating to our outstanding letters of credit amounted to $9.5 million as of April 2, 2022. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships with unconsolidated entities that would be expected to have a material current or future effect on our consolidated financial statements.
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
Given our use of derivative instruments, we are exposed to the risk that the counterparties to such contracts will fail to meet their contractual obligations. To mitigate such counterparty credit risk, it is our policy to only enter into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. Our established policies and procedures for mitigating credit risk include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties, when possible, to further mitigate credit risk. As a result of the above considerations, we do not believe that we are exposed to undue concentration of counterparty risk with respect to our derivative contracts as of April 2, 2022. However, we do have in aggregate $32.6 million of derivative instruments in net asset positions held across six creditworthy financial institutions.
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
Sensitivity
We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our forward foreign currency exchange and cross-currency swap contracts. In doing so, we assess the risk of loss in the fair values of these contracts that would result from hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of April 2, 2022, a 10% appreciation or depreciation of the U.S. Dollar against the foreign currencies under contract would result in a net increase or decrease, respectively, in the fair value of our derivative portfolio of approximately $113 million. This hypothetical net change in fair value should ultimately be largely offset by the net change in the related underlying hedged items.
Interest Rate Risk Management
Sensitivity
As of April 2, 2022, we had no variable-rate debt outstanding. As such, our exposure to changes in interest rates primarily relates to changes in the fair values of our fixed-rate Senior Notes. As of April 2, 2022, the aggregate fair values of our Senior Notes were $1.629 billion. A 25-basis point increase or decrease in interest rates would decrease or increase, respectively, the aggregate fair values of our Senior Notes by approximately $16.5 million based on certain simplifying assumptions, including an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Such potential increases or decreases in the fair value of our debt would only be realized if we were to retire all or a portion of the debt prior to its maturity.
Investment Risk Management
As of April 2, 2022, we had cash and cash equivalents on-hand of $1.864 billion, consisting of deposits in interest bearing accounts, investments in money market deposit accounts, and investments in time deposits with original maturities of 90 days or less. Our other significant investments included $734.6 million of short-term investments, consisting of investments in time deposits with original maturities greater than 90 days.
We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed in Note 3 to the accompanying consolidated financial statements. Our investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in our investment policy. See Note 13 to the accompanying consolidated financial statements for further detail of the composition of our investment portfolio as of April 2, 2022.
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
In developing estimates of returns, discounts, end-of-season markdowns, operational chargebacks, and cooperative advertising allowances, we analyze historical trends, actual and forecasted seasonal results, current economic and market conditions, retailer performance, and, in certain cases, contractual terms. Estimates for operational chargebacks are based on actual customer notifications of order fulfillment discrepancies and historical trends. We review and refine these estimates on a quarterly basis. Our historical estimates of these amounts have not differed materially from actual results. However, unforeseen adverse future economic and market conditions, such as those resulting from widespread pandemic diseases and/or other catastrophic events, could result in our actual results differing materially from our estimates. A hypothetical 1% increase in our reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances as of April 2, 2022 would have reduced our Fiscal 2022 net revenues by approximately $2 million.
Similarly, we evaluate our accounts receivable balances to develop expectations regarding the extent to which they will ultimately be collected. Significant judgment and estimation are involved in this evaluation, including a receivables aging analysis which shows, by aged category, the percentage of receivables that has historically gone uncollected, an analysis of specific risks on a customer-by-customer basis for larger accounts (including consideration of their financial condition and ability to withstand potential prolonged periods of adverse economic conditions), and an evaluation of current and forecasted economic and market conditions over the respective asset's contractual life. Based on this information, we record an allowance for estimated amounts that we ultimately expect not to collect due to credit. Although we believe that we have adequately provided for these risks as part of our allowance for doubtful accounts, a severe and prolonged adverse impact on our major customers' business and operations beyond those forecasted could have a corresponding material adverse effect on our net revenues, cash flows, and/or financial condition. A hypothetical 1% increase in the level of our allowance for doubtful accounts as of April 2, 2022 would have increased our Fiscal 2022 SG&A expenses by less than $1 million.
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
A hypothetical 1% increase in the level of our inventory reserves as of April 2, 2022 would have decreased our Fiscal 2022 gross profit by approximately $2 million.

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
We performed our annual goodwill impairment assessment as of the beginning of the second quarter of Fiscal 2022 using the qualitative approach discussed above. In performing the assessment, we considered the results of our most recent quantitative goodwill impairment test, which was performed as of the end of Fiscal 2020 and incorporated assumptions related to COVID-19 business disruptions, the results of which indicated that the fair values of our reporting units significantly exceeded their respective carrying values. Based on the results of the qualitative impairment assessment performed, we concluded that it is more likely than not that the fair values of our reporting units significantly exceeded their respective carrying values and there were no reporting units at risk of impairment. No goodwill impairment charges were recorded during any of the fiscal years presented. See Note 12 to the accompanying consolidated financial statements for further discussion.
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
During Fiscal 2022, Fiscal 2021, and Fiscal 2020, we recorded non-cash impairment charges of $21.3 million, $96.0 million, and $38.7 million, respectively, to write-down the carrying values of certain long-lived assets based upon their assumed fair values. See Note 8 to the accompanying consolidated financial statements for further discussion.
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
Restricted Stock Units ("RSUs")
We grant service-based RSUs to certain of our senior executives and other employees, as well as to our non-employee directors. In addition, we grant RSUs with performance-based and market-based vesting conditions to such senior executives and other key employees.
The fair values of our service-based RSU and performance-based RSU awards are measured based on the fair value of our Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue while outstanding and unvested. Related compensation expense for performance-based RSUs is recognized over the employees' requisite service period, to the extent that our attainment of performance goals (upon which vesting is dependent) is deemed probable, and involves judgment as to expectations surrounding our achievement of certain defined operating performance metrics.
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
Sensitivity
The assumptions used in calculating the grant date fair values of our stock-based compensation awards represent our best estimates. In addition, projecting the achievement level of certain performance-based awards, as well as estimating the number of awards expected to be forfeited, requires judgment. If actual results or forfeitures differ significantly from our estimates and assumptions, or if assumptions used to estimate the grant date fair value of future stock-based award grants are significantly changed, stock-based compensation expense and, therefore, our results of operations could be materially impacted. A hypothetical 10% change in our Fiscal 2022 stock-based compensation expense would have affected our net income by approximately $7 million.
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

(c) Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting during the fourth quarter of Fiscal 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Although there have been no material changes in the Company's internal control over financial reporting, we continue to experience varying degrees of business disruptions related to the COVID-19 pandemic, including periods of temporary closure of our stores, distribution centers, and corporate facilities, as described within Item 1 — "Business — Recent Developments," with a significant portion of our corporate employees continuing to work remotely. Additionally, in connection with our Fiscal 2021 Strategic Realignment Plan, as described within Item 1 — "Business — Recent Developments," we made a significant reduction to our global workforce during the second half of Fiscal 2021. Despite such cumulative actions, we have not experienced any material changes to our internal controls over financial reporting. We will continue to evaluate and monitor the impact of the COVID-19 pandemic and our restructuring activities on our internal controls. See Item 1A — "Risk Factors — Risks Related to Macroeconomic Conditions — Infectious disease outbreaks, such as the COVID-19 pandemic, could have a material adverse effect on our business" and "Risk Factors — Risks Related to our Strategic Initiatives and Restructuring Activities — We may not fully realize the expected cost savings and/or operating efficiencies from our restructuring plans" for additional discussion regarding risks to our business associated with the COVID-19 pandemic and our restructuring plans, respectively.
Item 9B.    Other Information.
Not applicable.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Information relating to our directors and corporate governance will be set forth in the Company's proxy statement for its 2022 annual meeting of stockholders to be filed within 120 days after April 2, 2022 (the "Proxy Statement") and is incorporated by reference herein. Information relating to our executive officers is set forth in Item 1 of this Annual Report on Form 10-K under the caption "Information About Our Executive Officers."
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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table sets forth information as of April 2, 2022 regarding compensation plans under which the Company's equity securities are authorized for issuance:

	(a)		(b)		(c)
Plan Category	Numbers of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options ($)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	2,590,648	(1)	N/A	(2)	3,225,552	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	2,590,648		$—		3,225,552

(1)Consists of restricted stock units that are payable solely in shares of Class A common stock (including 482,302 service-based restricted stock units that have fully vested but for which the underlying shares have not yet been delivered as of April 2, 2022).
(2)Represents the weighted-average exercise price of outstanding stock options. No options were outstanding as of April 2, 2022.
(3)All of the securities remaining available for future issuance set forth in column (c) may be in the form of restricted stock units, performance awards, restricted stock, options, stock appreciation rights, or other stock-based awards under the Company's 2019 Incentive Plan.
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
Item 14.    Principal Accountant Fees and Services.
The information required to be included by Item 14 of Form 10-K will be included in the Proxy Statement and such information is incorporated by reference herein.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.
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

4.2	Third Supplemental Indenture, dated as of August 9, 2018, by and between Ralph Lauren Corporation and Wells Fargo Bank, National Association (filed as Exhibit 4.2 to the Form 8-K filed August 9, 2018)
4.3	Fourth Supplemental Indenture, dated as of June 3, 2020, by and between Ralph Lauren Corporation and Wells Fargo Bank, National Association (filed as Exhibit 4.2 to the Form 8-K filed June 4, 2020)
4.4	Description of Securities Registered Under Section 12 of the Exchange Act (filed as Exhibit 4.4 to the Form 10-K for the fiscal year ended March 28, 2020 (the "Fiscal 2020 10-K"))
10.1
Registration Rights Agreement dated as of June 9, 1997 by and among Ralph Lauren, GS Capital Partners, L.P., GS Capital Partner PRL Holding I, L.P., GS Capital Partners PRL Holding II, L.P., Stone Street Fund 1994, L.P., Stone Street 1994 Subsidiary Corp., Bridge Street Fund 1994, L.P., and the Company (filed as Exhibit 10.3 to the S-1)

10.2	Form of Indemnification Agreement between the Company and its Directors and Executive Officers (filed as Exhibit 10.26 to the S-1)†
10.3	Amended and Restated Employment Agreement, effective as of April 2, 2017, between the Company and Ralph Lauren (filed as Exhibit 10.1 to the Form 8-K filed March 31, 2017)†
10.4	Amendment No. 1 to the Amended and Restated Employment Agreement, dated June 16, 2020, between the Company and Ralph Lauren (filed as Exhibit 10.1 to the Form 10-Q filed August 4, 2020)†
10.5	Amendment No.2 to the Amended and Restated Employment Agreement, dated June 16, 2021, between the Company and Ralph Lauren (filed as Exhibit 10.1 to the Company's Form 10-Q filed August 3, 2021)†
10.6	Employment Agreement, dated May 13, 2017, between the Company and Patrice Louvet (filed as Exhibit 10.1 to the Form 8-K filed May 17, 2017)†
10.7	Amendment No. 1 to the Employment Agreement, dated June 30, 2017, between the Company and Patrice Louvet (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended July 1, 2017)†
10.8	Amendment No. 2 to the Employment Agreement, dated June 17, 2020, between the Company and Patrice Louvet (filed as Exhibit 10.2 to the Form 10-Q filed August 4, 2020)†
10.9	Amendment No.3 to the Employee Agreement, dated July 28, 2021, between the Company and Patrice Louvet (filed as Exhibit 10.2 to the Company's Form 10-Q filed August 3, 2021)†
10.10	Amended and Restated Employment Agreement, dated February 28, 2019, between the Company and Jane Nielsen (filed as Exhibit 10.1 to the Form 8-K filed March 1, 2019)†
10.11	Amendment No. 1 to the Amended and Restated Employment Agreement, dated June 17, 2020, between the Company and Jane Nielsen (filed as Exhibit 10.3 to the Form 10-Q filed August 4, 2020)†
10.12
Restricted Stock Unit Award Agreement, dated as of June 8, 2004, between the Company and Ralph Lauren (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 2005)†

10.13	Executive Officer Annual Incentive Plan, as amended as of August 10, 2017 (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended July 1, 2017)†
10.14	Executive Officer Annual Incentive Plan, as amended as of May 20, 2020 (filed as Exhibit 10.14 to the Fiscal 2020 10-K)†
10.15	1997 Long-Term Stock Incentive Plan, as Amended and Restated as of August 12, 2004 (filed as Exhibit 99.1 to the Form 8-K filed October 4, 2004)†
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

10.39*	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the 2019 Long-Term Stock Incentive Plan †
10.40	Form of Cliff Restricted Stock Award Agreement under the 2019 Long-Term Stock Incentive Plan (filed as Exhibit 10.2 to the Form 10-Q filed November 5, 2020)†
10.41	Form of Pro-Rata Restricted Stock Unit Award Agreement under the 2019 Long-Term Stock Incentive Plan (filed as Exhibit 10.3 to the Form 10-Q filed November 5, 2020)†
10.42	Amended and Restated Polo Ralph Lauren Supplemental Executive Retirement Plan (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended December 31, 2005)†
10.43	Form of Restricted Stock Unit Award Agreement under the 2019 Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the Company's Form 10-Q Filed November 3, 2021)†
10.44	Form of Performance Share Unit Award- PSU Operating Profit Margin Agreement under the 2019 Long-Term Stock Incentive Plan (filed as Exhibit 10.2 to the Company's Form 10-Q filed November 3, 2021)†
10.45	Form of Performance Share Unit Award- TSR Agreement under the 2019 Long-Term Stock Incentive Plan (filed as Exhibit 10.3 to the Company's Form 10-Q filed November 3, 2021)†
10.46
Credit Agreement, dated as of August 12, 2019 and as amended by the First Amendment, dated as of May 26, 2020, among the Company, RL Finance B.V., Ralph Lauren Europe Sàrl, and Ralph Lauren Asia Pacific Limited as the borrowers, the lenders party thereto, Bank of America, N.A., as syndication agent, Wells Fargo Bank, N.A., HSBC Bank USA, N.A., ING Bank N.V., Dublin Branch, and Deutsche Bank Securities Inc., as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.41 to the Fiscal 2020 10-K)

10.47
Credit Agreement, dated as of August 12, 2019 and as amended by the Second Amendment, dated as of January 3, 2022, among the Company, RL Finance B.V., Ralph Lauren Europe Sàrl, and Ralph Lauren Asia Pacific Limited as the borrowers, the lenders party thereto, Bank of America, N.A., as syndication agent, Wells Fargo Bank, N.A., HSBC Bank USA, N.A., ING Bank N.V., Dublin Branch, and Deutsche Bank Securities Inc., as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company's Form 10-Q filed February 3, 2022)

10.48*
Credit Agreement, dated as of August 12, 2019 and as amended by the Third Amendment, dated as of March 18, 2022, among the Company, RL Finance B.V., Ralph Lauren Europe Sàrl, and Ralph Lauren Asia Pacific Limited as the borrowers, the lenders party thereto, Bank of America, N.A., as syndication agent, Wells Fargo Bank, N.A., HSBC Bank USA, N.A., ING Bank N.V., Dublin Branch, and Deutsche Bank Securities Inc., as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent

14.1
Code of Ethics for Principal Executive Officers and Senior Financial Officers (filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2003 and available, as amended, on the Company's Internet site)

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
Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RALPH LAUREN CORPORATION

	By:	/S/ JANE HAMILTON NIELSEN
Jane Hamilton Nielsen
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ RALPH LAUREN	Executive Chairman, Chief Creative Officer, and Director	May 24, 2022
Ralph Lauren

/S/ PATRICE LOUVET	President, Chief Executive Officer, and Director (Principal Executive Officer)	May 24, 2022
Patrice Louvet

/S/ JANE HAMILTON NIELSEN	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	May 24, 2022
Jane Hamilton Nielsen

/s/ DAVID LAUREN	Vice Chairman, Chief Branding and Innovation Officer, Strategic Advisor to the CEO, and Director	May 24, 2022
David Lauren

/S/ ANGELA AHRENDTS	Director	May 24, 2022
Angela Ahrendts

/S/ JOHN R. ALCHIN	Director	May 24, 2022
John R. Alchin

/S/ FRANK A. BENNACK, JR.	Director	May 24, 2022
Frank A. Bennack, Jr.

/s/ LINDA FINDLEY	Director	May 24, 2022
Linda Findley

/s/ MICHAEL A. GEORGE	Director	May 24, 2022
Michael A. George

/S/ VALERIE JARRETT	Director	May 24, 2022
Valerie Jarrett

Signature	Title	Date

/S/ HUBERT JOLY	Director	May 24, 2022
Hubert Joly

/S/ JUDITH MCHALE	Director	May 24, 2022
Judith McHale

/S/ DARREN WALKER	Director	May 24, 2022
Darren Walker

RALPH LAUREN CORPORATION

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS

	April 2, 2022	March 27, 2021
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,863.8	$2,579.0
Short-term investments	734.6	197.5
Accounts receivable, net of allowances of $214.7 million and $213.8 million	405.4	451.5
Inventories	977.3	759.0
Income tax receivable	63.7	54.4
Prepaid expenses and other current assets	172.5	166.6
Total current assets	4,217.3	4,208.0
Property and equipment, net	969.5	1,014.0
Operating lease right-of-use assets	1,111.3	1,239.5
Deferred tax assets	303.8	283.9
Goodwill	908.7	934.6
Intangible assets, net	102.9	121.1
Other non-current assets	111.2	86.4
Total assets	$7,724.7	$7,887.5
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$499.8	$—
Accounts payable	448.7	355.9
Current income tax payable	53.8	50.6
Current operating lease liabilities	262.0	302.9
Accrued expenses and other current liabilities	991.4	875.4
Total current liabilities	2,255.7	1,584.8
Long-term debt	1,136.5	1,632.9
Long-term finance lease liabilities	341.6	370.5
Long-term operating lease liabilities	1,132.2	1,294.5
Non-current income tax payable	98.9	118.7
Non-current liability for unrecognized tax benefits	91.9	91.4
Other non-current liabilities	131.9	190.3
Commitments and contingencies (Note 15)
Total liabilities	5,188.7	5,283.1
Equity:
Class A common stock, par value $.01 per share; 106.9 million and 106.1 million shares issued; 45.0 million and 48.3 million shares outstanding	1.0	1.0
Class B common stock, par value $.01 per share; 24.9 million shares issued and outstanding	0.3	0.3
Additional paid-in-capital	2,748.8	2,667.1
Retained earnings	6,274.9	5,872.9
Treasury stock, Class A, at cost; 61.9 million and 57.8 million shares	(6,308.7)	(5,816.1)
Accumulated other comprehensive loss	(180.3)	(120.8)
Total equity	2,536.0	2,604.4
Total liabilities and equity	$7,724.7	$7,887.5
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	April 2, 2022	March 27, 2021	March 28, 2020
	(millions, except per share data)
Net revenues	$6,218.5	$4,400.8	$6,159.8
Cost of goods sold	(2,071.0)	(1,539.4)	(2,506.5)
Gross profit	4,147.5	2,861.4	3,653.3
Selling, general, and administrative expenses	(3,305.6)	(2,638.5)	(3,237.5)
Impairment of assets	(21.3)	(96.0)	(31.6)
Restructuring and other charges, net	(22.2)	(170.5)	(67.2)
Total other operating expenses, net	(3,349.1)	(2,905.0)	(3,336.3)
Operating income (loss)	798.4	(43.6)	317.0
Interest expense	(54.0)	(48.5)	(17.6)
Interest income	5.5	9.7	34.4
Other income (expense), net	4.7	7.6	(7.4)
Income (loss) before income taxes	754.6	(74.8)	326.4
Income tax benefit (provision)	(154.5)	(46.3)	57.9
Net income (loss)	$600.1	$(121.1)	$384.3

Net income (loss) per common share:
Basic	$8.22	$(1.65)	$5.07
Diluted	$8.07	$(1.65)	$4.98
Weighted-average common shares outstanding:
Basic	73.0	73.5	75.8
Diluted	74.3	73.5	77.2
Dividends declared per share	$2.75	$—	$2.75
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
	April 2, 2022	March 27, 2021	March 28, 2020
	(millions)
Net income (loss)	$600.1	$(121.1)	$384.3
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	(66.5)	7.2	(11.9)
Net gains (losses) on cash flow hedges	4.4	(13.4)	(2.2)
Net gains (losses) on defined benefit plans	2.6	3.6	(0.7)
Other comprehensive loss, net of tax	(59.5)	(2.6)	(14.8)
Total comprehensive income (loss)	$540.6	$(123.7)	$369.5
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	April 2, 2022	March 27, 2021	March 28, 2020
	(millions)
Cash flows from operating activities:
Net income (loss)	$600.1	$(121.1)	$384.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	229.7	247.6	269.5
Deferred income tax expense (benefit)	(46.1)	35.6	(168.8)
Non-cash stock-based compensation expense	81.7	72.7	100.6
Non-cash impairment of assets	21.3	96.0	38.7
Bad debt expense (reversals)	(2.2)	(27.6)	58.7
Other non-cash charges (benefits)	1.0	1.8	(2.3)
Changes in operating assets and liabilities:
Accounts receivable	32.4	(143.0)	57.6
Inventories	(269.3)	3.7	72.3
Prepaid expenses and other current assets	(28.3)	5.2	58.2
Accounts payable and accrued liabilities	194.6	293.6	(64.3)
Income tax receivables and payables	(62.3)	(37.8)	(42.5)
Operating lease right-of-use assets and liabilities, net	(61.6)	(30.2)	(37.5)
Other balance sheet changes	24.9	(15.6)	30.1
Net cash provided by operating activities	715.9	380.9	754.6
Cash flows from investing activities:
Capital expenditures	(166.9)	(107.8)	(270.3)
Purchases of investments	(1,510.6)	(704.6)	(1,289.7)
Proceeds from sales and maturities of investments	964.6	1,007.2	2,240.4
Proceeds from sale of property	—	—	20.8
Settlement of net investment hedges	—	3.7	—
Other investing activities	(5.0)	(3.5)	0.9
Net cash provided by (used in) investing activities	(717.9)	195.0	702.1
Cash flows from financing activities:
Proceeds from credit facility borrowings	—	—	475.0
Repayments of credit facility borrowings	—	(475.0)	—
Proceeds from the issuance of long-term debt	—	1,241.9	—
Repayments of long-term debt	—	(300.0)	—
Payments of finance lease obligations	(23.1)	(13.9)	(13.6)
Payments of dividends	(150.0)	(49.8)	(203.9)
Repurchases of common stock, including shares surrendered for tax withholdings	(492.6)	(37.7)	(694.8)
Other financing activities	—	(8.7)	(0.9)
Net cash provided by (used in) financing activities	(665.7)	356.8	(438.2)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(48.3)	25.5	(15.2)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(716.0)	958.2	1,003.3
Cash, cash equivalents, and restricted cash at beginning of period	2,588.0	1,629.8	626.5
Cash, cash equivalents, and restricted cash at end of period	$1,872.0	$2,588.0	$1,629.8
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

			Additional		Treasury Stock
	Common Stock(a)		Paid-in	Retained	at Cost			Total
	Shares	Amount	Capital	Earnings	Shares	Amount	AOCI(b)	Equity
	(millions)
Balance at March 30, 2019	128.8	$1.3	$2,493.8	$5,979.1	50.7	$(5,083.6)	$(103.4)	$3,287.2
Comprehensive income:
Net income				384.3
Other comprehensive loss							(14.8)
Total comprehensive income								369.5
Dividends declared				(204.9)				(204.9)
Repurchases of common stock					6.6	(694.8)		(694.8)
Stock-based compensation			100.6					100.6
Shares issued pursuant to stock-based compensation plans	1.0	—	—					—
Cumulative adjustment from adoption of new accounting standards				(164.5)				(164.5)
Balance at March 28, 2020	129.8	$1.3	$2,594.4	$5,994.0	57.3	$(5,778.4)	$(118.2)	$2,693.1
Comprehensive loss:
Net loss				(121.1)
Other comprehensive loss							(2.6)
Total comprehensive loss								(123.7)
Dividends declared				—				—
Repurchases of common stock					0.5	(37.7)		(37.7)
Stock-based compensation			72.7					72.7
Shares issued pursuant to stock-based compensation plans	1.2	—	—					—
Balance at March 27, 2021	131.0	$1.3	$2,667.1	$5,872.9	57.8	$(5,816.1)	$(120.8)	$2,604.4
Comprehensive income:
Net income				600.1
Other comprehensive loss							(59.5)
Total comprehensive income								540.6
Dividends declared				(198.1)				(198.1)
Repurchases of common stock					4.1	(492.6)		(492.6)
Stock-based compensation			81.7					81.7
Shares issued pursuant to stock-based compensation plans	0.8	—	—					—
Balance at April 2, 2022	131.8	$1.3	$2,748.8	$6,274.9	61.9	$(6,308.7)	$(180.3)	$2,536.0

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
Additionally, as discussed in Note 9, the Company completed the sale of its Club Monaco business at the end of its first quarter of Fiscal 2022 (as defined below) on June 26, 2021. As a result, assets and liabilities related to the Club Monaco business were deconsolidated from the consolidated statement of financial position effective June 26, 2021, with Club Monaco's operating results included in the consolidated statements of income (loss), comprehensive income (loss), and cash flows through the end of the first quarter of Fiscal 2022. Prior year financial statements were not affected.
Fiscal Year
The Company utilizes a 52-53 week fiscal year ending on the Saturday immediately before or after March 31. As such, fiscal year 2022 ended on April 2, 2022 and was a 53-week period ("Fiscal 2022"); fiscal year 2021 ended on March 27, 2021 and was a 52-week period ("Fiscal 2021"); fiscal year 2020 ended on March 28, 2020 and was a 52-week period ("Fiscal 2020"); and fiscal year 2023 will end on April 1, 2023 and will be a 52-week period ("Fiscal 2023").
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
COVID-19 Pandemic
Beginning in the fourth quarter of the Company's Fiscal 2020, a novel strain of coronavirus commonly referred to as COVID-19 emerged and spread rapidly across the globe, including throughout all major geographies in which the Company operates, resulting in adverse economic conditions and business disruptions, as well as significant volatility in global financial markets. Since then, governments worldwide have periodically imposed varying degrees of preventative and protective actions, such as temporary travel bans, forced business closures, and stay-at-home orders, all in an effort to reduce the spread of the virus. Such factors, among others, have resulted in a significant decline in retail traffic, tourism, and consumer spending on discretionary items. Additionally, companies across a wide array of industries have implemented various initiatives to reduce operating expenses and preserve cash balances during the pandemic, including work furloughs, reduced pay, and severance actions, which could lower consumers' disposable income levels or willingness to purchase discretionary items. Such government restrictions, company initiatives, and other macroeconomic impacts resulting from the pandemic could continue to adversely affect consumer behavior, spending levels, and/or shopping preferences, such as willingness to congregate in indoor shopping centers or other populated locations.
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
The COVID-19 pandemic also continues to adversely impact the Company's distribution, logistic, and sourcing partners, including temporary factory closures, labor shortages, vessel, container and other transportation shortages, and port congestion. Such disruptions have reduced the availability of inventory, delayed timing of inventory receipts, and resulted in increased costs for the both the purchase and transportation of such inventory.
Throughout the course of the pandemic, the Company's priority has been to ensure the safety and well-being of its employees, customers, and the communities in which it operates around the world. The Company continues to consider the guidance of local governments and global health organizations and has implemented new health and safety protocols in its stores, distribution centers, and corporate facilities. The Company also took various preemptive actions in the prior fiscal year to preserve cash and strengthen its liquidity position, as described in the Fiscal 2021 10-K. Such actions included, but were not limited to, issuing $1.250 billion of unsecured senior notes, temporarily suspending the Company's quarterly cash dividend and common stock repurchase programs, temporarily reducing the base compensation of its executives and senior management team, and temporarily furloughing or reducing work hours for a significant portion of its employees.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Despite the introduction of COVID-19 vaccines and improvements in the global economy as a whole during Fiscal 2022, the pandemic remains volatile and continues to evolve, including the emergence of variants of the virus, such as the Delta and Omicron variants, which has and could continue to adversely affect consumer sentiment and confidence. Accordingly, the Company cannot predict for how long and to what extent the pandemic will continue to impact its business operations or the overall global economy. The Company will continue to assess its operations location-by-location, considering the guidance of local governments and global health organizations.
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
Revenue from the Company's licensing arrangements is recognized over time during the period that licensees are provided access to the Company's trademarks (i.e., symbolic intellectual property) and benefit from such access through their own sales of licensed products. These arrangements require licensees to pay a sales-based royalty, which for most arrangements, may be subject to a contractually-guaranteed minimum royalty amount. Payments are generally due quarterly and, depending on time of receipt, may be recorded as a liability until recognized as revenue. The Company recognizes revenue for sales-based royalty arrangements (including those for which the royalty exceeds any contractually-guaranteed minimum royalty amount) as licensed products are sold by the licensee. If a sales-based royalty is not ultimately expected to exceed a contractually-guaranteed minimum royalty amount, the minimum is generally recognized as revenue ratably over the respective contractual period. This sales-based output measure of progress and pattern of recognition best represents the value transferred to the licensee over the term of the arrangement, as well as the amount of consideration that the Company is entitled to receive in exchange for providing access to its trademarks. As of April 2, 2022, contractually-guaranteed minimum royalty amounts expected to be recognized as revenue during future periods were as follows:

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contractually-Guaranteed Minimum Royalties(a)
(millions)
Fiscal 2023	$105.6
Fiscal 2024	76.3
Fiscal 2025	42.7
Fiscal 2026	23.6
Fiscal 2027	19.2
Fiscal 2028 and thereafter	9.2
Total	$276.6

(a)Amounts presented do not contemplate potential contract renewals or royalties earned in excess of the contractually-guaranteed minimums.
Disaggregated Net Revenues
The following tables disaggregate the Company's net revenues into categories that depict how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors for the fiscal periods presented:

	Fiscal Year Ended
	April 2, 2022
	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$1,878.6	$828.3	$1,207.4	$27.2	$3,941.5
Wholesale	1,089.6	952.4	79.4	5.9	2,127.3
Licensing	—	—	—	149.7	149.7
Total	$2,968.2	$1,780.7	$1,286.8	$182.8	$6,218.5

	Fiscal Year Ended
	March 27, 2021
	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$1,214.1	$517.1	$968.4	$80.2	$2,779.8
Wholesale	778.3	648.8	59.1	12.4	1,498.6
Licensing	—	—	—	122.4	122.4
Total	$1,992.4	$1,165.9	$1,027.5	$215.0	$4,400.8

	Fiscal Year Ended
	March 28, 2020
	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$1,727.3	$874.6	$948.0	$191.0	$3,740.9
Wholesale	1,413.2	757.6	69.2	10.8	2,250.8
Licensing	—	—	—	168.1	168.1
Total	$3,140.5	$1,632.2	$1,017.2	$369.9	$6,159.8

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)Net revenues from the Company's retail and wholesale businesses are recognized at a point in time. Net revenues from the Company's licensing business are recognized over time.
Deferred Income
Deferred income represents cash payments received in advance of the Company's transfer of control of products or services to its customers and generally consists of unredeemed gift cards (net of breakage) and advance royalty payments from licensees. The Company's deferred income balances were $16.6 million and $12.1 million as of April 2, 2022 and March 27, 2021, respectively, and were primarily recorded within accrued expenses and other current liabilities within the consolidated balance sheets. The majority of the deferred income balance as of April 2, 2022 is expected to be recognized as revenue within the next twelve months.
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
Shipping and Handling Costs
Costs associated with shipping goods to customers are accounted for as fulfillment activities and reflected as SG&A expenses in the consolidated statements of operations. Shipping and handling costs (described above) billed to customers are included in revenue. A summary of shipping and handling costs recognized during the fiscal periods presented is as follows:

	Fiscal Years Ended
	April 2, 2022	March 27, 2021	March 28, 2020
	(millions)
Shipping costs	$73.0	$54.8	$46.7
Handling costs	151.8	138.3	154.0
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
Advertising and marketing expenses were $456.3 million, $265.0 million, and $278.0 million in Fiscal 2022, Fiscal 2021, and Fiscal 2020, respectively. Deferred advertising, marketing, and promotional costs, which principally relate to advertisements that have not yet been exhibited or payments made for services that have not yet been received, were $7.9 million and $9.5 million at the end of Fiscal 2022 and Fiscal 2021, respectively, and were recorded within prepaid expenses and other current assets in the consolidated balance sheets.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company also recognizes gains and losses on both third-party and intercompany balances that are denominated in a currency other than the respective entity's functional currency. Such foreign currency transactional gains and losses are recognized within other income (expense), net in the consolidated statements of operations, inclusive of the effects of any related hedging activities, and reflected net gains of $2.8 million and $8.7 million in Fiscal 2022 and Fiscal 2021, respectively, and a net loss of $1.1 million in Fiscal 2020.
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
The weighted-average number of common shares outstanding used to calculate basic net income (loss) per common share is reconciled to shares used to calculate diluted net income (loss) per common share as follows:

	Fiscal Years Ended
	April 2, 2022	March 27, 2021		March 28, 2020
	(millions)
Basic shares	73.0	73.5		75.8
Dilutive effect of RSUs and stock options	1.3	—	(a)	1.4
Diluted shares	74.3	73.5		77.2

(a)Incremental shares of 1.2 million attributable to outstanding RSUs were excluded from the computation of diluted shares for Fiscal 2021 as such shares would not be dilutive given the net loss incurred during that fiscal year.
All earnings per share amounts have been calculated using unrounded numbers. The Company has outstanding performance-based RSUs, which are included in the computation of diluted shares only to the extent that the underlying performance conditions (i) have been satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. In addition, options to purchase shares of the Company's Class A common stock at an exercise price greater than the average market price of such common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income (loss) per common share. As of the end of Fiscal 2022, Fiscal 2021, and Fiscal 2020, there were 0.1 million, 0.4 million, and 0.8 million, respectively, of additional shares issuable contingent upon vesting of performance-based RSUs and upon exercise of anti-dilutive stock options that were excluded from the diluted shares calculations.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock-Based Compensation
The Company recognizes expense for all stock-based compensation awards granted to employees and non-employee directors based on the grant date fair value of the awards over the requisite service period, adjusted for forfeitures which are estimated based on an analysis of historical experience and expected future trends. The grant date fair values of service-based RSUs and performance-based RSUs are determined based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue while outstanding and unvested. The grant date fair value of the Company's market-based RSU awards, for which vesting is dependent upon total shareholder return ("TSR") of its Class A common stock over a three-year performance period relative to that of a pre-established peer group, is estimated using a Monte Carlo simulation model. The Company uses the Black-Scholes valuation model to estimate the grant date fair value of any stock option awards.
Compensation expense for all performance-based RSUs is recognized over the requisite service period when attainment of the performance goal is deemed probable, net of estimated forfeitures. Compensation expense for market-based RSUs, net of estimated forfeitures, is recognized over the requisite service period regardless of whether, and the extent to which, the market condition is ultimately satisfied. The Company recognizes compensation expense on an accelerated basis for all awards with graded vesting terms, including certain RSUs, restricted stock, and stock options. For RSU awards with cliff vesting terms, compensation expense is recognized on a straight-line basis. For certain RSU awards granted to retirement-eligible employees, or employees who will become retirement-eligible prior to the end of the awards' respective stated vesting periods, the related compensation expense is recognized on an accelerated basis over a term commensurate with the period that the employee is required to provide service in order to vest in the award. See Note 18 for further discussion of the Company's stock-based compensation plans.
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid investments with original maturities of 90 days or less, including investments in time deposits and debt securities. Investments in debt securities are diversified across high-credit quality issuers in accordance with the Company's risk-management policies.
Restricted Cash
The Company is periodically required to place cash in escrow with various banks as collateral, primarily to secure guarantees of corresponding amounts made by the banks to international tax authorities on behalf of the Company, such as to secure refunds of value-added tax payments in certain international tax jurisdictions or in the case of certain international tax audits, as well as to secure guarantees related to certain real estate leases. Such cash is classified as restricted cash and reported as a component of either prepaid expenses and other current assets or other non-current assets in the consolidated balance sheets.
Investments
The Company's investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in the Company's investment policy.
Short-term investments consist of investments which the Company expects to convert into cash within one year, including any time deposits and debt securities with original maturities greater than 90 days. See Note 13 for further information relating to the composition of the Company's short-term investments.
The Company classifies such investments as available-for-sale. Accordingly, they are recorded at fair value with any related unrealized gains or losses generally recognized as a component of AOCI in the consolidated balance sheets, and related realized gains or losses (or unrealized credit-related impairment losses, if any) recorded within other income (expense), net, in the consolidated statements of operations. Cash inflows and outflows related to the sale and purchase of investments are classified as investing activities in the consolidated statements of cash flows.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Equity-method and Other Investments
Ownership interests that provide the Company with significant influence, but less than a controlling interest, over an investee are generally accounted for using the equity method of accounting. Significant influence is generally presumed to exist when the Company owns between 20% and 50% of the investee's common stock. Ownership interests that do not provide significant influence and for which the underlying equity security's fair value is not readily determinable are generally recorded at cost less impairment, if any, adjusted for observable price changes in orderly transactions for identical or similar investments of the same investee, with such adjustments recognized within other income (expense), net, in the consolidated statements of operations.
Under the equity method of accounting, the following amounts are generally recorded in the Company's consolidated financial statements: the Company's original investment, as subsequently adjusted for its share of the investee's earnings (losses) and reduced by any dividends received and other-than-temporary impairments recorded, is included in the consolidated balance sheets; the Company's share of the investee's periodic earnings (losses) is included in the consolidated statements of operations; and dividends and other cash distributions received from the investee and additional cash investments made in or other cash paid to the investee are included in the consolidated statements of cash flows. The Company's share of equity-method investee earnings and losses is recognized within other income (expense), net, in the consolidated statements of operations and was not material in any of the fiscal years presented.
These investments are recorded within other non-current assets in the consolidated balance sheets.
Impairment Assessment
The Company evaluates the need to recognize impairment charges for its investments that are in unrealized loss positions, if any, and its other equity investments on a quarterly basis (see Note 12). Such evaluation involves a variety of considerations, including assessments of the risks and uncertainties associated with general economic conditions and distinct conditions affecting specific issuers or investees. Factors considered by the Company include (i) the financial condition, creditworthiness, and near-term prospects of the issuer or investee; (ii) future economic conditions and market forecasts; (iii) the length of time to maturity, if applicable, and an assessment of whether it is more likely than not that the Company will be required to sell its investment before recovery of market value; and (iv) whether events or changes in circumstances indicate that the investment's carrying amount might not be recoverable.
During Fiscal 2020, the Company recorded a $7.1 million impairment charge within other income (expense), net in the consolidated statements of operations related to an equity method investment (see Note 8).
Accounts Receivable
In the normal course of business, the Company extends credit to wholesale customers that satisfy certain defined credit criteria. Payment is generally due within 30 to 120 days and does not involve a significant financing component. Accounts receivable are recorded at amortized cost, which approximates fair value, and are presented in the consolidated balance sheets net of certain reserves and allowances. These reserves and allowances consist of (i) reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances (see the "Revenue Recognition" section above for further discussion of related accounting policies) and (ii) allowances for doubtful accounts.
A rollforward of the activity in the Company's reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented as follows:

	Fiscal Years Ended
	April 2, 2022	March 27, 2021	March 28, 2020
	(millions)
Beginning reserve balance	$173.7	$204.7	$176.5
Amount charged against revenue to increase reserve	407.7	280.1	580.1
Amount credited against customer accounts to decrease reserve	(392.9)	(317.4)	(550.3)
Foreign currency translation	(7.8)	6.3	(1.6)
Ending reserve balance	$180.7	$173.7	$204.7

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
An allowance for doubtful accounts is determined through analysis of accounts receivable aging, assessments of collectability based on evaluation of historical trends, the financial condition of the Company's customers and their ability to withstand prolonged periods of adverse economic conditions, and evaluation of the impact of current and forecasted economic and market conditions over the related asset's contractual life, such as those resulting from COVID-19 business disruptions which have included declines in retail traffic, tourism, and consumer spending on discretionary items.
A rollforward of the activity in the Company's allowance for doubtful accounts is presented as follows:

	Fiscal Years Ended
	April 2, 2022	March 27, 2021	March 28, 2020
	(millions)
Beginning reserve balance	$40.1	$71.5	$15.7
Amount recorded to expense to increase (decrease) reserve(a)	(2.2)	(27.6)	58.7
Amount written-off against customer accounts to decrease reserve	(2.8)	(6.1)	(2.6)
Foreign currency translation	(1.1)	2.3	(0.3)
Ending reserve balance	$34.0	$40.1	$71.5

(a)Amounts recorded to bad debt expense are included within SG&A expenses in the consolidated statements of operations.
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department stores, specialty stores, and third-party digital partners around the world, and extends credit based on an evaluation of each customer's financial capacity and condition, usually without requiring collateral. In the Company's wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2022, the Company's sales to its three largest wholesale customers accounted for approximately 16% of total net revenues. Substantially all of the Company's sales to its three largest wholesale customers related to its North America segment. As of April 2, 2022, these three key wholesale customers accounted for approximately 31% of total gross accounts receivable.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Implementation Costs Incurred in Cloud Computing Arrangements
For cloud computing arrangements that are a service contract, the Company capitalizes certain implementation costs incurred (depending on their nature) during the application development stage of the related project, and expenses costs during the preliminary project and post-implementation stages as they are incurred. Capitalized implementation costs are expensed on a straight-line basis over the reasonably certain term of the hosting arrangement, beginning when the module is ready for its intended use. The Company's cloud computing arrangements relate to various areas, including certain retail store and digital commerce operations, and corporate and administrative functions. Capitalized amounts related to such arrangements are recorded within prepaid expenses and other current assets and within other non-current assets in the consolidated balance sheets (see Note 7). Capitalized implementation costs expensed were $9.2 million, $8.4 million, and $4.3 million during Fiscal 2022, Fiscal 2021, and Fiscal 2020, respectively, and were recorded in SG&A expenses in the consolidated statements of operations.
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
For leases with a lease term exceeding 12 months, a liability is recorded on the consolidated balance sheet at the lease commencement date reflecting the present value of its related fixed payment obligations over such term. A corresponding right-of-use ("ROU") asset equal to the initial lease liability is also recorded, increased by any prepaid rent and/or initial direct costs incurred in connection with execution of the lease, and reduced by any incentives provided by the lessor. The Company also includes fixed payment obligations related to non-lease components in the measurement of its ROU assets and lease liabilities,

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
given its election to account for lease and non-lease components together as a single lease component. Variable lease payments are not included in the measurement of ROU assets and lease liabilities. ROU assets associated with finance leases are presented separately from those associated with operating leases, and are included within property and equipment, net on the consolidated balance sheet. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, given that rates implicit in its leasing arrangements are not readily determinable. The Company's incremental borrowing rate reflects the rate it would pay to borrow on a secured basis an amount equal to the lease payments and incorporates the term and economic environment of the lease.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In addition, valuation allowances are established when management determines that it is more likely than not that some portion or all of a deferred tax asset will not be realized. Tax valuation allowances are analyzed periodically and adjusted as events occur or circumstances change that warrant adjustments.
In determining the income tax benefit (provision) for financial reporting purposes, the Company establishes a reserve for uncertain tax positions. If the Company considers that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, it recognizes the tax benefit. The Company measures the tax benefit by determining the largest amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. These assessments can be complex and the Company often obtains assistance from external advisors. To the extent that the Company's estimates change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax benefit (provision) in the period in which such determinations are made. If the initial assessment fails to result in the recognition of a tax benefit, the Company regularly monitors its position and subsequently recognizes the tax benefit if (i) there are changes in tax law or analogous case law that sufficiently raise the likelihood of prevailing on the technical merits of the position to more likely than not; (ii) the statute of limitations expires; or (iii) there is a completion of an audit resulting in a settlement of that tax year with the appropriate agency. Uncertain tax positions are classified as current only when the Company expects to pay cash within the next twelve months. Interest and penalties are recorded within the income tax benefit (provision) in the consolidated statements of operations and are classified on the consolidated balance sheets together with the related liability for unrecognized tax benefits.
The Company accounts for the minimum tax on global intangible low-taxed income ("GILTI") in the period in which it is incurred.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.    Property and Equipment
Property and equipment, net consists of the following:

	April 2, 2022	March 27, 2021
	(millions)
Land and improvements	$15.3	$15.3
Buildings and improvements	480.4	492.8
Furniture and fixtures	589.6	608.9
Machinery and equipment	375.7	391.8
Capitalized software	532.1	555.2
Leasehold improvements	1,170.1	1,207.2
Construction in progress	55.4	34.5
	3,218.6	3,305.7
Less: accumulated depreciation	(2,249.1)	(2,291.7)
Property and equipment, net	$969.5	$1,014.0
Property and equipment, net includes finance lease ROU assets, which are reflected in the table above based on their nature.
Depreciation expense was $211.8 million, $227.4 million, and $246.6 million during Fiscal 2022, Fiscal 2021, and Fiscal 2020, respectively, and was recorded primarily within SG&A expenses in the consolidated statements of operations.
6.    Goodwill and Other Intangible Assets
Goodwill
The following table details the changes in goodwill for each of the Company's segments during Fiscal 2022 and Fiscal 2021:

	North America	Europe	Asia	Other Non-reportable Segments	Total
	(millions)
Balance at March 28, 2020	$421.8	$285.1	$76.6	$132.0	$915.5
Foreign currency translation	—	18.9	0.2	—	19.1
Balance at March 27, 2021	421.8	304.0	76.8	132.0	934.6
Foreign currency translation	—	(18.0)	(7.9)	—	(25.9)
Balance at April 2, 2022	$421.8	$286.0	$68.9	$132.0	$908.7
Based on the results of the Company's goodwill impairment testing in Fiscal 2022, Fiscal 2021, and Fiscal 2020, no goodwill impairment charges were recorded. See Note 12 for further discussion of the Company's goodwill impairment testing.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Intangible Assets
Other intangible assets consist of the following:

	April 2, 2022			March 27, 2021
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Re-acquired licensed trademarks	$228.6	$(168.8)	$59.8	$231.7	$(163.6)	$68.1
Customer relationships	245.8	(212.3)	33.5	254.3	(211.0)	43.3
Other	10.1	(7.8)	2.3	10.1	(7.7)	2.4
Total intangible assets subject to amortization	484.5	(388.9)	95.6	496.1	(382.3)	113.8
Intangible assets not subject to amortization:
Trademarks and brands	7.3	N/A	7.3	7.3	N/A	7.3
Total intangible assets	$491.8	$(388.9)	$102.9	$503.4	$(382.3)	$121.1
Amortization Expense
Amortization expense was $17.9 million, $20.2 million, and $22.9 million during Fiscal 2022, Fiscal 2021, and Fiscal 2020, respectively, and is recorded within SG&A expenses in the consolidated statements of operations.
Based on the balance of the Company's finite-lived intangible assets subject to amortization as of April 2, 2022, the expected amortization expense for each of the next five fiscal years and thereafter is as follows:

Amortization Expense
(millions)
Fiscal 2023	$14.0
Fiscal 2024	13.2
Fiscal 2025	12.9
Fiscal 2026	10.7
Fiscal 2027	10.0
Fiscal 2028 and thereafter	34.8
Total	$95.6
The expected future amortization expense above reflects weighted-average estimated remaining useful lives of 8.0 years for re-acquired licensed trademarks, 7.5 years for customer relationships, and 7.9 years for the Company's finite-lived intangible assets in total.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    Other Assets and Liabilities
Prepaid expenses and other current assets consist of the following:

	April 2, 2022	March 27, 2021
	(millions)
Non-trade receivables	$41.4	$28.9
Other taxes receivable	26.2	28.4
Prepaid software maintenance	16.4	12.9
Derivative financial instruments	8.7	5.6
Inventory return asset	8.3	8.3
Prepaid advertising and marketing	7.9	9.5
Prepaid logistic services	6.6	7.1
Tenant allowances receivable	6.1	8.7
Prepaid occupancy expense	6.0	6.7
Cloud computing arrangement implementation costs	4.0	8.2
Prepaid inventory	0.5	5.0
Other prepaid expenses and current assets	40.4	37.3
Total prepaid expenses and other current assets	$172.5	$166.6
Other non-current assets consist of the following:

	April 2, 2022	March 27, 2021
	(millions)
Security deposits	$30.6	$31.1
Derivative financial instruments	23.7	10.2
Equity method and other investments	12.0	6.3
Cloud computing arrangement implementation costs	9.7	5.3
Restricted cash	6.6	7.5
Deferred rent assets	5.2	3.4
Other non-current assets	23.4	22.6
Total other non-current assets	$111.2	$86.4

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accrued expenses and other current liabilities consist of the following:

	April 2, 2022	March 27, 2021
	(millions)
Accrued payroll and benefits	$278.0	$223.6
Accrued inventory	250.2	196.1
Accrued operating expenses	223.4	225.0
Other taxes payable	60.9	64.6
Accrued capital expenditures	49.6	21.3
Dividends payable	48.1	—
Restructuring reserve	30.8	99.8
Finance lease obligations	19.8	19.7
Deferred income	16.5	12.0
Other accrued expenses and current liabilities	14.1	13.3
Total accrued expenses and other current liabilities	$991.4	$875.4
Other non-current liabilities consist of the following:

	April 2, 2022	March 27, 2021
	(millions)
Deferred lease incentives and obligations	$52.7	$62.4
Derivative financial instruments	18.1	55.1
Deferred tax liabilities	12.5	10.7
Accrued benefits and deferred compensation	12.0	22.4
Other non-current liabilities	36.6	39.7
Total other non-current liabilities	$131.9	$190.3
8.    Impairment of Assets
During Fiscal 2022, the Company recorded non-cash impairment charges of $21.3 million to write-down certain long-lived assets in connection with its restructuring plans (see Note 9).
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
During Fiscal 2020, the Company recorded non-cash impairment charges of $31.6 million to write-down certain long-lived assets, of which $8.7 million related to its restructuring plans (see Note 9) and $22.9 million related to underperforming stores identified through its ongoing store portfolio evaluation and adverse impacts associated with COVID-19 business disruptions. These charges were recorded within impairment of assets in the consolidated statements of operations. In addition, the Company recorded a $7.1 million impairment charge within other income (expense), net in the consolidated statements of operations during Fiscal 2020 related to an equity method investment.
See Note 12 for further discussion of these impairment charges recorded during the fiscal years presented.

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
Later, on February 3, 2021, the Company's Board of Directors approved additional actions related to its real estate initiative. Specifically, the Company is in the process of further rightsizing and consolidating its global corporate offices to better align with its organizational profile and new ways of working. The Company also has closed, and may continue to close, certain of its stores to improve overall profitability. Additionally, the Company further consolidated its North America distribution centers in order to drive greater efficiencies, improve sustainability, and deliver a better consumer experience.
Finally, on June 26, 2021, in connection with its brand portfolio initiative, the Company sold its former Club Monaco business to Regent, L.P. ("Regent"), a global private equity firm, with no resulting gain or loss on sale realized during the first quarter of Fiscal 2022. Regent acquired Club Monaco's assets and liabilities in exchange for potential future cash consideration payable to the Company, including earn-out payments based on Club Monaco meeting certain defined revenue thresholds over a five-year period. Accordingly, the Company may realize amounts in the future related to the receipt of such contingent consideration (as discussed further below). Additionally, in connection with this divestiture, the Company is providing Regent with certain operational support for a transitional period of approximately one year, varying by functional area.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Actions associated with the Fiscal 2021 Strategic Realignment Plan were substantially completed by the end Fiscal 2022, with certain remaining actions expected to be completed during Fiscal 2023. The Company now expects total charges of up to $300 million to be incurred in connection with this plan, consisting of cash-related charges of approximately $180 million and non-cash charges of approximately $120 million. A summary of the charges recorded in connection with the Fiscal 2021 Strategic Realignment Plan during the fiscal periods presented (inclusive of immaterial other restructuring-related charges previously recorded during the first quarter of Fiscal 2021), as well as the cumulative charges recorded since its inception, is as follows:

	Fiscal Year Ended		Cumulative Charges
	April 2, 2022	March 27, 2021
	(millions)
Cash-related restructuring charges:
Severance and benefit costs (reversals)	$(5.7)	$144.2	$138.5
Other cash charges	7.7	14.9	22.6
Total cash-related restructuring charges	2.0	159.1	161.1
Non-cash charges:
Impairment of assets (see Note 8)	21.3	69.4	90.7
Inventory-related charges(a)	—	8.3	8.3
Accelerated stock-based compensation expense(b)	2.0	—	2.0
Total non-cash charges	23.3	77.7	101.0
Total charges	$25.3	$236.8	$262.1

(a)Inventory-related charges are recorded within cost of goods sold in the consolidated statements of operations.
(b)Accelerated stock-based compensation expense, which was recorded within restructuring and other charges, net in the consolidated statements of operations, related to vesting provisions associated with certain separation agreements.
In addition to the charges summarized in the table above, the Company recognized $4.0 million of income within restructuring and other charges, net in the consolidated statements of operations during Fiscal 2022 primarily related to a certain revenue share clause in its agreement with Regent that entitled it to receive a portion of the sales generated by the Club Monaco business during a four-month business transition period. The Company donated this income to the Ralph Lauren Corporate Foundation, a non-profit, charitable foundation, which resulted in a related offsetting $4.0 million donation expense recorded within restructuring and other charges, net in the consolidated statements of operations during Fiscal 2022.
A summary of the activity in the restructuring reserve related to the Fiscal 2021 Strategic Realignment Plan is as follows:

	Severance and Benefit Costs	Other Cash Charges	Total
	(millions)
Balance at March 28, 2020	$—	$—	$—
Additions charged to expense	144.2	14.9	159.1
Cash payments applied against reserve	(48.0)	(11.7)	(59.7)
Balance at March 27, 2021	96.2	3.2	99.4
Additions (reductions) charged to expense	(5.7)	7.7	2.0
Cash payments applied against reserve	(60.5)	(10.8)	(71.3)
Non-cash adjustments	0.6	—	0.6
Balance at April 2, 2022	$30.6	$0.1	$30.7

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
Actions associated with the Fiscal 2019 Restructuring Plan are complete and no additional charges are expected to be incurred in connection with this plan. A summary of the charges recorded in connection with the Fiscal 2019 Restructuring Plan during the fiscal period presented, as well as the cumulative charges recorded since its inception, is as follows:

	Fiscal Year Ended	Cumulative Charges
	March 28, 2020
	(millions)
Cash-related restructuring charges:
Severance and benefit costs	$30.1	$90.3
Lease termination and store closure costs	0.5	2.3
Other cash charges	3.4	10.8
Total cash-related restructuring charges	34.0	103.4
Non-cash charges:
Impairment of assets (see Note 8)	8.7	19.0
Inventory-related charges(a)	2.2	8.2
Accelerated stock-based compensation expense(b)	3.6	3.6
Loss on sale of property(c)	—	11.6
Total non-cash charges	14.5	42.4
Total charges	$48.5	$145.8

(a)Inventory-related charges are recorded within cost of goods sold in the consolidated statements of operations.
(b)Accelerated stock-based compensation expense, which was recorded within restructuring and other charges, net in the consolidated statements of operations, was recorded in connection with vesting provisions associated with certain separation agreements.
(c)Loss on sale of property, which was recorded within restructuring and other charges, net in the consolidated statements of operations, was incurred in connection with the sale of one of the Company's distribution centers in North America. Total cash proceeds from the sale were $20.0 million.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of the activity in the restructuring reserve related to the Fiscal 2019 Restructuring Plan is as follows:

	Severance and Benefit Costs	Lease Termination and Store Closure Costs	Other Cash Charges	Total
	(millions)
Balance at March 30, 2019	$41.0	$0.5	$0.1	$41.6
Additions charged to expense	30.1	0.5	3.4	34.0
Cash payments applied against reserve	(47.6)	(0.6)	(2.9)	(51.1)
Non-cash adjustments	—	(0.4)	—	(0.4)
Balance at March 28, 2020	23.5	—	0.6	24.1
Additions charged to expense	—	—	—	—
Cash payments applied against reserve	(20.8)	—	(0.6)	(21.4)
Balance at March 27, 2021	2.7	—	—	2.7
Additions charged to expense	—	—	—	—
Cash payments applied against reserve	(2.5)	—	—	(2.5)
Balance at April 2, 2022	$0.2	$—	$—	$0.2
Other Charges
The Company recorded other charges of $11.8 million, $11.4 million, and $8.8 million during Fiscal 2022, Fiscal 2021, and Fiscal 2020, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired.
Additionally, during Fiscal 2022, the Company recorded a charge of $6.4 million in connection with non-income-related capital taxes resulting from Swiss tax reform (see Note 10). During Fiscal 2020, the Company also recorded other charges of $20.8 million related to the donation of net cash proceeds received from the sale of its corporate jet, which was paid to the Ralph Lauren Corporate Foundation.
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
During the second quarter of Fiscal 2020, the Swiss Tax Act was enacted into law, resulting in an immaterial adjustment associated with the revaluation of the Company's Swiss deferred tax assets and liabilities and the then estimated annual effective tax rate. Subsequently, as a result of additional information received from tax authorities and analyses performed related to the transitional provision noted above, the Company recorded a one-time income tax benefit and corresponding deferred tax asset of $122.9 million during Fiscal 2020, which reduced the Company's effective tax rate by 3,760 basis points.
During Fiscal 2021, the Company reduced its one-time tax benefit by $13.8 million due to new legislation enacted in connection with the European Union's anti-tax avoidance directive, which increased the Company's effective tax rate by 1,840 basis points.
Additionally, during Fiscal 2022, the Company recorded a charge of $6.4 million within restructuring and other charges, net in the consolidated statements of operations in connection with non-income-related capital taxes resulting from Swiss Tax Reform.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Taxes on Income
Domestic and foreign pretax income (loss) are as follows:

	Fiscal Years Ended
	April 2, 2022	March 27, 2021	March 28, 2020
	(millions)
Domestic	$180.7	$(285.0)	$(82.9)
Foreign	573.9	210.2	409.3
Total income (loss) before income taxes	$754.6	$(74.8)	$326.4
Benefits (provisions) for current and deferred income taxes are as follows:

	Fiscal Years Ended
	April 2, 2022	March 27, 2021	March 28, 2020
	(millions)
Current:
Federal	$(24.2)	$38.5	$1.5
State and local	(21.6)	1.5	(19.8)
Foreign	(154.8)	(50.7)	(92.6)
	(200.6)	(10.7)	(110.9)
Deferred:
Federal	53.8	(19.2)	18.0
State and local	8.2	3.5	5.6
Foreign	(15.9)	(19.9)	145.2
	46.1	(35.6)	168.8
Total income tax benefit (provision)	$(154.5)	$(46.3)	$57.9

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tax Rate Reconciliation
The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows:

	Fiscal Years Ended
	April 2, 2022	March 27, 2021	March 28, 2020
	(millions)
Benefit (provision) for income taxes at the U.S. federal statutory rate	$(158.5)	$15.7	$(68.5)
Change due to:
State and local income taxes, net of federal benefit	(14.5)	6.1	(1.5)
Foreign income taxed at different rates, net of U.S. foreign tax credits	(2.6)	(4.8)	24.7
Deferred tax adjustments	8.0	—	—
Foreign-derived intangible income benefit	20.3	—	—
Changes in valuation allowance on deferred tax assets	3.6	(34.9)	(1.7)
Unrecognized tax benefits and settlements of tax examinations	(11.5)	(4.6)	(9.2)
Swiss Tax Act benefit (expense)	—	(13.8)	125.3
Compensation-related adjustments	(9.4)	(12.9)	(10.7)
Charitable contributions	3.7	7.4	0.2
Transfer pricing adjustments	—	(4.1)	—
Other	6.4	(0.4)	(0.7)
Total income tax benefit (provision)	$(154.5)	$(46.3)	$57.9
Effective tax rate(a)	20.5%	(61.9%)	(17.7%)

(a)Effective tax rate is calculated by dividing the income tax benefit (provision) by income (loss) before income taxes.
The Company's Fiscal 2022 effective tax rate was slightly lower than the U.S. federal statutory income tax rate of 21% primarily due to favorable tax impacts of the foreign-derived intangible income deduction and deferred tax adjustments, partially offset by the unfavorable impacts of additional income tax reserves associated with certain income tax audits and tax impacts of compensation related adjustments. The Company's Fiscal 2021 effective tax rate was unfavorable to the U.S. federal statutory income tax rate of 21% primarily due to incremental tax expense resulting from new legislation enacted in connection with the European Union's anti-tax avoidance directive, valuation allowances recorded against certain deferred tax assets as a result of significant business disruptions attributable to COVID-19, and tax impacts on stock-based compensation and other permanent adjustments, partially offset by an income tax benefit related to charitable contributions. The Company's Fiscal 2020 effective tax rate was lower than the U.S. federal statutory income tax rate of 21% primarily due to the one-time income tax benefit recorded in connection with the Swiss Tax Act, as previously discussed, the favorable impact of the change in geographic mix of its worldwide earnings and the favorable impact of tax benefits associated with provision to tax return adjustments, partially offset by the unfavorable impact of additional income tax reserves associated with certain income tax audits.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Deferred Taxes
Significant components of the Company's deferred tax assets and liabilities are as follows:

	April 2, 2022	March 27, 2021
	(millions)
Lease liabilities	$349.5	$406.6
Deferred income	96.0	1.2
Net operating loss carryforwards	58.9	59.6
Deferred compensation	34.5	49.7
Unrecognized tax benefits	31.7	23.3
Receivable allowances and reserves	31.2	30.5
Inventory basis difference	27.5	44.9
Property and equipment	15.7	22.8
GILTI-related carryforwards	10.6	34.1
Accrued expenses	7.3	13.0
Transfer pricing	4.1	4.1
Charitable contribution carryforwards	0.4	18.4
Lease right-of-use assets	(273.1)	(322.0)
Goodwill and other intangible assets	(53.9)	(48.2)
Cumulative translation adjustment and hedges	(11.3)	4.0
Other	7.3	3.2
Valuation allowance	(45.1)	(72.0)
Net deferred tax assets(a)	$291.3	$273.2

(a)Net deferred tax balances as of April 2, 2022 and March 27, 2021 were comprised of non-current deferred tax assets of $303.8 million and $283.9 million, respectively, recorded within deferred tax assets, and non-current deferred tax liabilities of $12.5 million and $10.7 million, respectively, recorded within other non-current liabilities in the consolidated balance sheets.
The Company has available federal, state, and foreign net operating loss carryforwards of $16.9 million, $5.8 million, and $3.8 million (all net of tax), respectively, for tax purposes to offset future taxable income. The net operating loss carryforwards expire beginning in Fiscal 2023.
The Company also has available state and foreign net operating loss carryforwards of $4.7 million and $27.6 million (both net of tax), respectively, for which no net deferred tax asset has been recognized. A full valuation allowance has been recorded against these carryforwards since the Company does not believe that it will more likely than not be able to utilize these carryforwards to offset future taxable income. Subsequent recognition of these deferred tax assets would result in an income tax benefit in the year of such recognition. The valuation allowance relating to state net operating loss carryforwards decreased by $3.8 million (net of tax) as a result of changes in jurisdictions where the Company does not believe that it will more likely than not be able to utilize these carryforwards in the future. The valuation allowance relating to foreign net operating loss carryforwards increased by $0.2 million, mainly due to differences in foreign exchange rates.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In January 2018, new U.S. tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA") became effective. The TCJA significantly revised U.S. tax law by, among other provisions, creating a territorial tax system that included a one-time mandatory transition tax on previously deferred foreign earnings. As a result of the taxation of undistributed foreign earnings in connection with the TCJA, the Company reevaluated its permanent reinvestment assertion and determined that undistributed foreign earnings that were subject to the TCJA's one-time mandatory transition tax were no longer considered to be permanently reinvested, effective December 31, 2017. The mandatory transition tax does not apply to undistributed foreign earnings generated after December 31, 2017. Accordingly, provision has not been made for U.S. or additional foreign taxes on approximately $1.884 billion of undistributed earnings of foreign subsidiaries generated after December 31, 2017, as such earnings are expected to be permanently reinvested. These earnings could become subject to tax if they were remitted as dividends, if foreign earnings were lent to RLC, a subsidiary or a U.S. affiliate of RLC, or if the stock of the subsidiaries were sold. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable.
Uncertain Income Tax Benefits
Fiscal 2022, Fiscal 2021, and Fiscal 2020 Activity
Reconciliations of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for Fiscal 2022, Fiscal 2021, and Fiscal 2020 are presented below:

	Fiscal Years Ended
	April 2, 2022	March 27, 2021	March 28, 2020
	(millions)
Unrecognized tax benefits beginning balance	$71.4	$72.7	$65.2
Additions related to current period tax positions	21.6	3.2	6.0
Additions related to prior period tax positions	8.1	8.8	30.5
Reductions related to prior period tax positions	(7.6)	(4.2)	(18.7)
Reductions related to expiration of statutes of limitations	(1.1)	(2.1)	(1.2)
Reductions related to settlements with taxing authorities	(14.8)	(9.6)	(8.8)
Additions (reductions) related to foreign currency translation	(2.2)	2.6	(0.3)
Unrecognized tax benefits ending balance	$75.4	$71.4	$72.7
The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. Reconciliations of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits for Fiscal 2022, Fiscal 2021, and Fiscal 2020 are presented below:

	Fiscal Years Ended
	April 2, 2022	March 27, 2021	March 28, 2020
	(millions)
Accrued interest and penalties beginning balance	$20.0	$16.2	$13.6
Net additions charged to expense	2.6	5.5	7.0
Reductions related to prior period tax positions	(0.9)	(1.7)	(1.9)
Reductions related to settlements with taxing authorities	(5.0)	(0.3)	(2.5)
Additions (reductions) related to foreign currency translation	(0.2)	0.3	—
Accrued interest and penalties ending balance	$16.5	$20.0	$16.2
The total amount of unrecognized tax benefits, including interest and penalties, was $91.9 million and $91.4 million as of April 2, 2022 and March 27, 2021, respectively, and was included within the non-current liability for unrecognized tax benefits in the consolidated balance sheets. The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $60.1 million and $68.0 million as of April 2, 2022 and March 27, 2021, respectively.

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
11.    Debt
Debt consists of the following:

	April 2, 2022	March 27, 2021
	(millions)
$400 million 3.750% Senior Notes(a)	$397.7	$397.1
$500 million 1.700% Senior Notes(b)	499.8	498.4
$750 million 2.950% Senior Notes(c)	738.8	737.4
Total debt	1,636.3	1,632.9
Less: current portion of long-term debt	499.8	—
Total long-term debt	$1,136.5	$1,632.9

(a)The carrying value of the 3.750% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $2.3 million and $2.9 million as of April 2, 2022 and March 27, 2021, respectively.
(b)The carrying value of the 1.700% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $0.2 million and $1.6 million as of April 2, 2022 and March 27, 2021, respectively.
(c)The carrying value of the 2.950% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $11.2 million and $12.6 million as of April 2, 2022 and March 27, 2021, respectively.
Senior Notes
In August 2018, the Company completed a registered public debt offering and issued $400 million aggregate principal amount of unsecured senior notes due September 15, 2025, which bear interest at a fixed rate of 3.750%, payable semi-annually (the "3.750% Senior Notes"). The 3.750% Senior Notes were issued at a price equal to 99.521% of their principal amount. The proceeds from this offering were used for general corporate purposes, including repayment of the Company's previously outstanding $300 million principal amount of 2.125% unsecured senior notes that matured September 26, 2018 (the "2.125% Senior Notes").
In June 2020, the Company completed another registered public debt offering and issued an additional $500 million aggregate principal amount of unsecured senior notes due June 15, 2022, which bear interest at a fixed rate of 1.700%, payable semi-annually (the "1.700% Senior Notes"), and $750 million aggregate principal amount of unsecured senior notes due June 15, 2030, which bear interest at a fixed rate of 2.950%, payable semi-annually (the "2.950% Senior Notes"). The 1.700% Senior Notes and 2.950% Senior Notes were issued at prices equal to 99.880% and 98.995% of their principal amounts, respectively. The proceeds from these offerings are being used for general corporate purposes, which included the repayment of $475 million previously outstanding under the Company's Global Credit Facility (as defined below) on June 3, 2020 and repayment of its previously outstanding $300 million principal amount of 2.625% unsecured senior notes that matured August 18, 2020 (the "2.625% Senior Notes").

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
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility (as defined below). Accordingly, the Company does not expect combined borrowings outstanding under the Commercial Paper Program and Global Credit Facility to exceed $500 million. Commercial Paper Program borrowings may be used to support the Company's general working capital and corporate needs. Maturities of commercial paper notes vary, but cannot exceed 397 days from the date of issuance. Commercial paper notes issued under the Commercial Paper Program rank equally in seniority with the Company's other forms of unsecured indebtedness. As of both April 2, 2022 and March 27, 2021, there were no borrowings outstanding under the Commercial Paper Program.
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
Under the Global Credit Facility as originally implemented, U.S. Dollar-denominated borrowings bore interest, at the Company's option, either at (a) a base rate, by reference to the greatest of: (i) the annual prime commercial lending rate of JPMorgan Chase Bank, N.A. in effect from time to time, (ii) the weighted-average overnight Federal funds rate plus 50 basis points, or (iii) one-month LIBOR plus 100 basis points; or (b) LIBOR, adjusted for the Federal Reserve Board's Eurocurrency liabilities maximum reserve percentage, plus a spread of 75 basis points, subject to adjustment based on the Company's credit ratings ("Adjusted LIBOR"). Foreign currency-denominated borrowings bore interest at Adjusted LIBOR. In addition to paying interest on any outstanding borrowings under the Global Credit Facility, the Company is required to pay a commitment fee to the lenders under the Global Credit Facility relating to the unutilized commitments. The current commitment fee rate of 9 basis points is subject to adjustment based on the Company's credit ratings. Certain of these provisions were amended in January 2022 and March 2022, as discussed further below.
The Global Credit Facility contains a number of covenants that, among other things, restrict the Company's ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make certain investments. As originally implemented, the Global Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the "leverage ratio") of no greater than 4.25 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding, including finance lease obligations, plus all operating lease obligations. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, (iv) operating lease cost, (v) restructuring and other non-recurring expenses, and (vi) acquisition-related costs. Certain of these requirements were temporarily amended in May 2020, as discussed below.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
In 2020 and 2021, it was publicly announced that LIBOR rates would cease to be published for U.S. Dollars on June 30, 2023 and for Euros, Japanese Yen, and certain other currencies on December 31, 2021. The U.S. federal bank regulatory agencies jointly recommended that banks cease entering into new contracts using LIBOR as a reference rate as soon as practicable but by no later than December 31, 2021, and that new contracts entered into prior to December 31, 2021 should either use a reference rate other than LIBOR or include effective fallback language with a clearly-defined alternative reference rate effective upon the discontinuation of LIBOR. The Alternative Reference Rates Committee, which is a group of private-market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York to help ensure a successful transition from LIBOR, recommended the Secured Overnight Financing Rate published by the Federal Reserve Bank of New York ("SOFR") as the alternative to LIBOR.
As a result of the cessation of LIBOR, in January 2022 the Company entered into a second amendment of its Global Credit Facility (the "Second Amendment"). Under the Second Amendment, alternate rates of interest were provided for specific Eurocurrency borrowings. Eurocurrency borrowings denominated in Euros now bear interest based on the Adjusted Euro Interbank Offered Rate, those denominated in Japanese Yen now bear interest based on the Adjusted Tokyo Interbank Offered Rate and those denominated in Hong Kong Dollars now bear interest based on the Adjusted Hong Kong Dollar Interbank Offered Rate, as each such term is defined in the Global Credit Facility as amended by the Second Amendment.
In March 2022, the Company entered into a third amendment of its Global Credit Facility (the "Third Amendment"). Under the Third Amendment, an alternative rate of interest to the LIBOR rate was established for U.S. Dollar-denominated borrowings. U.S. Dollar-denominated borrowings now bear interest based on, at the Company's option, either (a) a base rate, determined by reference to the greatest of: (i) the prime commercial lending rate as quoted in the Wall Street Journal in effect from time to time; (ii) the greater of the rate comprised of both overnight federal funds and overnight eurodollar transactions or the rate calculated based on federal funds transactions by depositary institutions, in either case determined by the Federal Reserve Bank of New York, plus 50 basis points; or (iii) the Adjusted Term SOFR Rate, as such term is defined in the Global Credit Facility as amended by the Third Amendment, for one-month plus 100 basis points, (b) the Term SOFR Rate, as such term is defined in the Global Credit Facility as amended by the Third Amendment, plus 10 basis points or (c) a rate equal to the Daily Simple SOFR Rate, as such term is defined in the Global Credit Facility, as amended by the Third Amendment, plus 10 basis points. The Third Amendment also added provisions to the Global Credit Facility to address possible future situations in which a reference rate for determining a relevant interest rate under the Global Credit Facility is no longer available or representative.
Upon the occurrence of an Event of Default under the Global Credit Facility, the lenders may cease making loans, terminate the Global Credit Facility, and declare all amounts outstanding to be immediately due and payable. The Global Credit Facility specifies a number of events of default (many of which are subject to applicable grace periods), including, among others, the failure to make timely principal, interest, and fee payments or to satisfy the covenants, including the financial covenant described above. Additionally, the Global Credit Facility provides that an Event of Default will occur if Mr. Ralph Lauren, the Company's Executive Chairman and Chief Creative Officer, and entities controlled by the Lauren family fail to maintain a specified minimum percentage of the voting power of the Company's common stock. As of April 2, 2022, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company's Global Credit Facility.
In March 2020, the Company borrowed $475.0 million under the Global Credit Facility as a preemptive action to preserve cash and strengthen its liquidity position in response to the COVID-19 pandemic, which was subsequently repaid in June 2020. As of both April 2, 2022 and March 27, 2021, there were no borrowings outstanding under the Global Credit Facility. However, the Company was contingently liable for $9.5 million and $8.9 million of outstanding letters of credit.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Pan-Asia Borrowing Facilities
Certain of the Company's subsidiaries in Asia have uncommitted credit facilities with regional branches of JPMorgan Chase in China and South Korea (the "Pan-Asia Credit Facilities"). Additionally, the Company's Japan subsidiary has an uncommitted overdraft facility with Sumitomo Mitsui Banking Corporation (the "Japan Overdraft Facility"). The Pan-Asia Credit Facilities and Japan Overdraft Facility (collectively, the "Pan-Asia Borrowing Facilities") are subject to annual renewal and may be used to fund general working capital needs of the Company's operations in the respective countries. Borrowings under the Pan-Asia Borrowing Facilities are guaranteed by the parent company and are granted at the sole discretion of the respective banks, subject to availability of the banks' funds and satisfaction of certain regulatory requirements. The Pan-Asia Borrowing Facilities do not contain any financial covenants. A summary of the Company's Pan-Asia Borrowing Facilities by country is as follows:
•China Credit Facility — provides Ralph Lauren Trading (Shanghai) Co., Ltd. with a revolving line of credit of up to 50 million Chinese Renminbi (approximately $8 million) through April 3, 2023, which is also able to be used to support bank guarantees. The Company amended the China Credit Facility during the first quarter of Fiscal 2023, whereby the borrowing capacity was increased up to 100 million Chinese Renminbi (approximately $16 million).
•South Korea Credit Facility — provides Ralph Lauren (Korea) Ltd. with a revolving line of credit of up to 30 billion South Korean Won (approximately $25 million) through October 28, 2022.
•Japan Overdraft Facility — provides Ralph Lauren Corporation Japan with an overdraft amount of up to 5 billion Japanese Yen (approximately $41 million) through April 28, 2023.
As of both April 2, 2022 and March 27, 2021, there were no borrowings outstanding under the Pan-Asia Borrowing Facilities.
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
The following table summarizes the Company's financial assets and liabilities that are measured and recorded at fair value on a recurring basis, excluding accrued interest components:

	April 2, 2022	March 27, 2021
	(millions)
Derivative assets(a)	$32.4	$15.8
Derivative liabilities(a)	18.3	55.4

(a)Based on Level 2 measurements.

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
The following table summarizes the carrying values and the estimated fair values of the Company's debt instruments:

	April 2, 2022		March 27, 2021
	Carrying Value(a)	Fair Value(b)	Carrying Value(a)	Fair Value(b)
	(millions)
$400 million 3.750% Senior Notes	$397.7	$407.9	$397.1	$443.4
$500 million 1.700% Senior Notes	499.8	500.5	498.4	507.8
$750 million 2.950% Senior Notes	738.8	721.0	737.4	779.4

(a)See Note 11 for discussion of the carrying values of the Company's senior notes.
(b)Based on Level 2 measurements.
Unrealized gains or losses resulting from changes in the fair value of the Company's debt instruments do not result in the realization or expenditure of cash unless the debt is retired prior to its maturity.
Non-financial Assets and Liabilities
The Company's non-financial assets, which primarily consist of goodwill, other intangible assets, property and equipment, and lease-related ROU assets, are not required to be measured at fair value on a recurring basis, and instead are reported at their amortized or depreciated cost in its consolidated balance sheet. However, on a periodic basis or whenever events or changes in circumstances indicate that they may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), the respective carrying value of non-financial assets are assessed for impairment and, if ultimately considered impaired, are adjusted and written down to their fair value, as estimated based on consideration of external market participant assumptions and discounted cash flows.
During Fiscal 2022, Fiscal 2021, and Fiscal 2020, the Company recorded non-cash impairment charges to reduce the carrying values of certain long-lived assets to their estimated fair values. The fair values of these assets were determined based on Level 3 measurements, the related inputs of which included estimates of the amount and timing of the assets' net future discounted cash flows (including any potential sublease income for lease-related ROU assets), based on historical experience and consideration of current trends, market conditions, and comparable sales, as applicable.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables summarize non-cash impairment charges recorded by the Company during the fiscal years presented to reduce the carrying values of certain long-lived assets to their estimated fair values as of the assessment date:

	Fiscal Years Ended
	April 2, 2022		March 27, 2021		March 28, 2020
Long-Lived Asset Category	Total Impairments(a)	Fair Value as of Impairment Date	Total Impairments(a)	Fair Value as of Impairment Date	Total Impairments(a)	Fair Value as of Impairment Date
	(millions)
Property and equipment, net	$1.0	$—	$44.1	$23.5	$16.8	$2.4
Operating lease right-of-use assets(b)	20.3	27.8	51.9	84.3	239.9	120.8
Equity method investment	—	N/A	—	N/A	7.1	1.3

(a)Impairment of equity method investment is recorded within other income (expense), net in the consolidated statements of operations. All other impairment charges are recorded within impairments of assets in the consolidated statements of operations, unless otherwise noted.
(b)Total impairment charges for Fiscal 2020 includes $225.1 million recorded in connection with the Company's adoption of ASU No. 2016-02, "Leases" as of the beginning of Fiscal 2020 which, net of related income tax benefits, reduced its opening retained earnings balance by $169.4 million.
See Note 8 for additional discussion regarding non-cash impairment charges recorded by the Company within the consolidated statements of operations during the fiscal years presented.
No impairment charges associated with goodwill or other intangible assets were recorded during any of the fiscal years presented. In Fiscal 2022, the Company performed its annual goodwill impairment assessment using a qualitative approach as of the beginning of the second quarter of Fiscal 2022. In performing the assessment, the Company identified and considered the significance of relevant key factors, events, and circumstances that affected the fair values and/or carrying amounts of its reporting units with allocated goodwill. These factors included external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as the Company's actual and expected financial performance. Additionally, the Company also considered the results of its most recent quantitative goodwill impairment test, which was performed as of the end of Fiscal 2020 and incorporated assumptions related to COVID-19 business disruptions, the results of which indicated that the fair values of these reporting units significantly exceeded their respective carrying values. Based on the results of its qualitative goodwill impairment assessment, the Company concluded that it is not more likely than not that the fair values of its reporting units are less than their respective carrying values and there were no reporting units at risk of impairment.

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
The following table summarizes the Company's outstanding derivative instruments recorded on its consolidated balance sheets as of April 2, 2022 and March 27, 2021:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	April 2, 2022	March 27, 2021	April 2, 2022		March 27, 2021		April 2, 2022		March 27, 2021
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Cash flow hedges	$236.5	$168.9	PP	$6.6	PP	$5.0		$—		$—
Net investment hedges(c)	700.0	723.2	ONCA	23.7	ONCA	10.2	ONCL	18.1	ONCL	55.1
Total Designated Hedges	936.5	892.1		30.3		15.2		18.1		55.1
Undesignated Hedges:
FC — Undesignated hedges(d)	225.0	242.4	PP	2.1	PP	0.6	AE	0.2	AE	0.3
Total Hedges	$1,161.5	$1,134.5		$32.4		$15.8		$18.3		$55.4

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
The Company presents the fair values of its derivative assets and liabilities recorded on its consolidated balance sheets on a gross basis, even when they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its derivative instruments on a net basis in accordance with the terms of each of its master netting arrangements, spread across nine separate counterparties, the amounts presented in the consolidated balance sheets as of April 2, 2022 and March 27, 2021 would be adjusted from the current gross presentation as detailed in the following table:

	April 2, 2022			March 27, 2021
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount
	(millions)
Derivative assets	$32.4	$(0.2)	$32.2	$15.8	$(0.3)	$15.5
Derivative liabilities	18.3	(0.2)	18.1	55.4	(0.3)	55.1

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
The following tables summarize the pretax impact of gains and losses from the Company's designated derivative instruments on its consolidated financial statements for the fiscal years presented:

	Gains (Losses) Recognized in OCI
	Fiscal Years Ended
	April 2, 2022	March 27, 2021	March 28, 2020
	(millions)
Designated Hedges:
FC — Cash flow hedges	$9.0	$(3.5)	$24.0
Net investment hedges — effective portion	46.8	(35.5)	7.7
Net investment hedges — portion excluded from assessment of hedge effectiveness	3.6	(50.8)	30.7
Total Designated Hedges	$59.4	$(89.8)	$62.4

	Location and Amount of Gains (Losses) from Cash Flow Hedges Reclassified from AOCI to Earnings
	Fiscal Years Ended
	April 2, 2022		March 27, 2021		March 28, 2020
	Cost of goods sold	Other income (expense), net	Cost of goods sold	Other income (expense), net	Cost of goods sold	Other income (expense), net
	(millions)
Total amounts presented in the consolidated statements of operations in which the effects of related cash flow hedges are recorded	$(2,071.0)	$4.7	$(1,539.4)	$7.6	$(2,506.5)	$(7.4)
Effects of cash flow hedging:
FC — Cash flow hedges	3.8	—	12.6	(0.3)	24.9	1.1

	Gains (Losses) from Net Investment Hedges Recognized in Earnings			Location of Gains (Losses) Recognized in Earnings
	Fiscal Years Ended
	April 2, 2022	March 27, 2021	March 28, 2020
	(millions)
Net Investment Hedges:
Net investment hedges — portion excluded from assessment of hedge effectiveness(a)	$11.9	$11.3	$19.0	Interest expense
Total Net Investment Hedges	$11.9	$11.3	$19.0

(a)Amounts recognized in OCI relating to the effective portion of the Company's net investment hedges would be recognized in earnings only upon the sale or liquidation of the hedged net investment.
As of April 2, 2022, it is estimated that $10.0 million of pretax net gains on both outstanding and matured derivative instruments designated and qualifying as cash flow hedges deferred in AOCI will be recognized in earnings over the next twelve months. Amounts ultimately recognized in earnings will depend on exchange rates in effect when outstanding derivative instruments are settled.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the pretax impact of gains and losses from the Company's undesignated derivative instruments on its consolidated financial statements for the fiscal years presented:

	Gains (Losses) Recognized in Earnings			Location of Gains (Losses) Recognized in Earnings
	Fiscal Years Ended
	April 2, 2022	March 27, 2021	March 28, 2020
	(millions)
Undesignated Hedges:
FC — Undesignated hedges	$6.9	$(0.8)	$16.0	Other income (expense), net
Total Undesignated Hedges	$6.9	$(0.8)	$16.0
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
Investments
The Company's short-term investments as of April 2, 2022 and March 27, 2021, were $734.6 million and $197.5 million, respectively, and consisted of time deposits.
No significant realized or unrealized gains or losses on available-for-sale investments or impairment charges were recorded during any of the fiscal years presented.
Refer to Note 3 for further discussion of the Company's accounting policies relating to its investments.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.    Leases
The following table summarizes ROU assets and lease liabilities recorded on the consolidated balance sheet:

	April 2, 2022	March 27, 2021	Location Recorded on Balance Sheet
	(millions)
Assets:
Operating leases	$1,111.3	$1,239.5	Operating lease right-of-use assets
Finance leases	299.4	331.6	Property and equipment, net
Total lease assets	$1,410.7	$1,571.1
Liabilities:
Operating leases:
Current portion	$262.0	$302.9	Current operating lease liabilities
Non-current portion	1,132.2	1,294.5	Long-term operating lease liabilities
Total operating lease liabilities	1,394.2	1,597.4
Finance leases:
Current portion	19.8	19.7	Accrued expenses and other current liabilities
Non-current portion	341.6	370.5	Long-term finance lease liabilities
Total finance lease liabilities	361.4	390.2
Total lease liabilities	$1,755.6	$1,987.6
The following table summarizes the composition of total lease cost during the fiscal periods presented:

	Fiscal Years Ended
	April 2, 2022	March 27, 2021	March 28, 2020	Location Recorded in Earnings
	(millions)
Operating lease cost	$300.2	$323.5	$322.0	(a)
Finance lease costs:
Depreciation of leased assets	26.1	20.5	18.1	SG&A expenses
Accretion of lease liabilities	12.2	9.7	8.1	Interest expense
Variable lease cost	291.2	224.7	298.0	(b)
Short-term lease cost	3.6	4.9	5.5	SG&A expenses
Sublease income	(6.7)	(1.8)	(2.9)	Restructuring and other charges, net
Total lease cost	$626.6	$581.5	$648.8

(a)During Fiscal 2022, $3.3 million was included within cost of goods sold, $276.2 million was included within SG&A expenses, and $20.7 million was included within restructuring and other charges, net. During Fiscal 2021, $3.4 million was included within cost of goods sold, $307.0 million was included within SG&A expenses, and $13.1 million was included within restructuring and other charges, net. During Fiscal 2020, $4.4 million was included within cost of goods sold, $307.3 million was included within SG&A expenses, and $10.3 million was included within restructuring and other charges, net.
(b)During Fiscal 2022, $4.6 million was included within cost of goods sold, $288.6 million was included within SG&A expenses, and a benefit of $2.0 million was included within restructuring and other charges, net. During Fiscal 2021, $4.5 million was included within cost of goods sold and $220.2 million was included within SG&A expenses. During Fiscal 2020, $4.7 million was included within cost of goods sold, $290.3 million was included within SG&A expenses, and $3.0 million was included within restructuring and other charges, net.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes certain cash flow information related to the Company's leases:

	Fiscal Year Ended
	April 2, 2022	March 27, 2021	March 28, 2020
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$384.6	$360.6	$383.9
Operating cash flows from finance leases	12.3	6.7	8.0
Financing cash flows from finance leases	23.1	13.9	13.6
See Note 21 for supplemental non-cash information related to ROU assets recorded in connection with the recognition of new lease liabilities.
The following table presents a maturity analysis summary of contractual cash payments for the Company's lease liabilities recorded on the consolidated balance sheet as of April 2, 2022:

	April 2, 2022
	Operating Leases	Finance Leases
	(millions)
Fiscal 2023	$286.1	$32.5
Fiscal 2024	276.6	34.3
Fiscal 2025	230.7	34.8
Fiscal 2026	162.9	35.1
Fiscal 2027	141.4	34.6
Fiscal 2028 and thereafter	396.5	276.1
Total lease payments	1,494.2	447.4
Less: interest	(100.0)	(86.0)
Total lease liabilities	$1,394.2	$361.4
Additionally, the Company has $23.9 million of future payment obligations relating to executed lease agreements for which the related lease terms had not yet commenced as of the end of Fiscal 2022, and, therefore, are not recorded on the consolidated balance sheet as of April 2, 2022.
The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates related to the Company's operating and finance leases recorded on the consolidated balance sheet:

	April 2, 2022		March 27, 2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	6.8	13.5	6.9	14.2
Weighted-average discount rate	1.9%	3.2%	2.0%	3.3%
See Note 3 for discussion of the Company's accounting policies related to leases.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.    Commitments and Contingencies
TCJA Mandatory Transition Tax
In connection with the TCJA's provision that subjects previously deferred foreign earnings to a one-time mandatory transition tax, the Company had a remaining related income tax payable obligation of $112.8 million as of April 2, 2022, which is expected to be paid as follows:

Mandatory Transition Tax Payments(a)
(millions)
Fiscal 2023	$13.9
Fiscal 2024	24.7
Fiscal 2025	33.0
Fiscal 2026	41.2
Total mandatory transition tax payments	$112.8

(a)Included within current and non-current income tax payable in the consolidated balance sheets based upon the estimated timing of payments.
Employee Agreements
The Company has employment agreements with certain executives in the normal course of business which provide for compensation and certain other benefits. These agreements also provide for severance payments under certain circumstances.
Other Commitments
Other off-balance sheet firm commitments amounted to $1.339 billion as of April 2, 2022, including inventory purchase commitments of $916.0 million, lease commitments related to lease agreements for which the related lease terms have not yet commenced of $23.9 million, outstanding letters of credit of $9.5 million, interest payments related to the Company's debt of $244.9 million, and other commitments of $144.9 million, comprised of the Company's legally-binding obligations under sponsorship, licensing, and other marketing and advertising agreements, information technology-related service agreements, and pension-related obligations.
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
Class B Common Stock Conversions
During Fiscal 2020, the Lauren Family, L.L.C., a limited liability company managed by the children of Mr. Ralph Lauren, converted 1.0 million shares of Class B common stock into an equal number of shares of Class A common stock pursuant to the terms of the security. These conversions occurred in advance of a sales plan providing for the sale of such shares of Class A common stock pursuant to Rule 10b5-1 subject to the conditions set forth therein. These transactions resulted in a reclassification within equity and had no effect on the consolidated balance sheet.
Common Stock Repurchase Program
Repurchases of shares of the Company's Class A common stock are subject to overall business and market conditions, as well as other potential factors such as the temporary restrictions previously in place under the Company's Global Credit Facility. Accordingly, in response to business disruptions related to the COVID-19 pandemic, effective beginning in the first quarter of Fiscal 2021, the Company temporarily suspended its common stock repurchase program as a preemptive action to preserve cash and strengthen its liquidity position. However, the Company resumed activities under its Class A common stock repurchase program during the third quarter of Fiscal 2022 as restrictions under its Global Credit Facility were lifted (see Note 11) and overall business and market conditions have improved since the COVID-19 pandemic first emerged.
A summary of the Company's repurchases of Class A common stock under its common stock repurchase program is as follows:

	Fiscal Years Ended
	April 2, 2022	March 27, 2021	March 28, 2020
	(in millions)
Cost of shares repurchased	$450.5	$—	$650.3
Number of shares repurchased	3.7	—	6.2
On February 2, 2022, the Company's Board of Directors approved an expansion of the Company's existing common stock repurchase program that allows it to repurchase up to an additional $1.500 billion of its Class A common stock. As of April 2, 2022, the remaining availability under the Company's Class A common stock repurchase program was approximately $1.629 billion.
In addition, during Fiscal 2022, Fiscal 2021, and Fiscal 2020, 0.4 million, 0.5 million, and 0.4 million shares of Class A common stock, respectively, at a cost of $42.1 million, $37.7 million, and $44.5 million, respectively, were surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company's long-term stock incentive plans.
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dividends
Except as discussed below, the Company has maintained a regular quarterly cash dividend program on its common stock since 2003.
In response to business disruptions related to the COVID-19 pandemic, effective beginning in the first quarter of Fiscal 2021 the Company temporarily suspended its quarterly cash dividend program as a preemptive action to preserve cash and strengthen its liquidity position. On May 19, 2021, the Company's Board of Directors approved the reinstatement of its quarterly cash dividend program at the pre-pandemic amount of $0.6875 per share. Dividends paid amounted to $150.0 million, $49.8 million, and $203.9 million for Fiscal 2022, Fiscal 2021, and Fiscal 2020, respectively.
On May 18, 2022, the Company's Board of Directors approved an increase to the Company's quarterly cash dividend on its common stock from $0.6875 to $0.75 per share. The first quarterly dividend declared to reflect this increase will be payable to shareholders of record at the close of business on July 1, 2022 and will be paid on July 15, 2022.
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
17.    Accumulated Other Comprehensive Income (Loss)
The following table presents OCI activity, net of tax, accumulated in equity:

	Foreign Currency Translation Gains (Losses)(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges(b)	Net Unrealized Gains (Losses) on Defined Benefit Plans(c)	Total Accumulated Other Comprehensive Income (Loss)(d)
	(millions)
Balance at March 30, 2019	$(118.5)	$20.2	$(5.1)	$(103.4)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(7.0)	21.2	(1.6)	12.6
Amounts reclassified from AOCI to earnings	(4.9)	(23.4)	0.9	(27.4)
Other comprehensive loss, net of tax	(11.9)	(2.2)	(0.7)	(14.8)
Balance at March 28, 2020	(130.4)	18.0	(5.8)	(118.2)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	7.2	(3.0)	3.3	7.5
Amounts reclassified from AOCI to earnings	—	(10.4)	0.3	(10.1)
Other comprehensive income (loss), net of tax	7.2	(13.4)	3.6	(2.6)
Balance at March 27, 2021	(123.2)	4.6	(2.2)	(120.8)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(66.5)	7.7	2.2	(56.6)
Amounts reclassified from AOCI to earnings	—	(3.3)	0.4	(2.9)
Other comprehensive income (loss), net of tax	(66.5)	4.4	2.6	(59.5)
Balance at April 2, 2022	$(189.7)	$9.0	$0.4	$(180.3)

(a)OCI before reclassifications to earnings related to foreign currency translation gains (losses) includes income tax provisions of $17.7 million and $9.2 million for Fiscal 2022 and Fiscal 2020, respectively, and includes an income tax benefit of $22.1 million for Fiscal 2021. OCI before reclassifications to earnings includes gains of $38.1 million (net of a $12.3 million income tax provision) and $29.0 million (net of a $9.4 million income tax provision) for Fiscal 2022 and Fiscal 2020, respectively, and includes a loss of $65.6 million (net of a $20.7 million income tax benefit) for Fiscal 2021, related to changes in the fair values of instruments designated as hedges of the Company's net investment in certain foreign operations (see Note 13). Amounts reclassified from AOCI to earnings related to foreign currency translation gains (losses) during Fiscal 2020 relate to the reclassification to retained earnings of income tax effects stranded in AOCI.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(b)OCI before reclassifications to earnings related to net unrealized gains (losses) on cash flow hedges are presented net of income tax provisions of $1.3 million and $2.8 million for Fiscal 2022 and Fiscal 2020, respectively, and are presented net of an income tax benefit of $0.5 million for Fiscal 2021. The tax effects on amounts reclassified from AOCI to earnings are presented in a table below.
(c)OCI before reclassifications to earnings related to net unrealized gains (losses) on defined benefit plans are presented net of an income tax provision of $1.2 million for Fiscal 2021. The tax effects on OCI before reclassifications to earnings were immaterial for the other periods presented, and were immaterial for amounts reclassified from AOCI to earnings for all periods presented.
(d)The Company generally releases income tax effects from AOCI when the corresponding pretax AOCI items are reclassified to earnings.
The following table presents reclassifications from AOCI to earnings for cash flow hedges, by component:

	Fiscal Years Ended
	April 2, 2022	March 27, 2021	March 28, 2020	Location of Gains (Losses) Reclassified from AOCI to Earnings
	(millions)
Gains (losses) on cash flow hedges(a):
FC — Cash flow hedges	$3.8	$12.6	$24.9	Cost of goods sold
FC — Cash flow hedges	—	(0.3)	1.1	Other income (expense), net
Tax effect	(0.5)	(1.9)	(2.6)	Income tax benefit (provision)
Net of tax	$3.3	$10.4	$23.4

(a)FC = Forward foreign currency exchange contracts.
18.    Stock-based Compensation
Long-term Stock Incentive Plans
On August 1, 2019, the Company's shareholders approved the 2019 Long-Term Stock Incentive Plan (the "2019 Incentive Plan"), which replaced the Company's Amended and Restated 2010 Long-Term Stock Incentive Plan (the "2010 Incentive Plan"). The 2019 Incentive Plan provided for 1.2 million of new shares authorized for issuance to the participants, in addition to the approximately 3.0 million shares that remained available for issuance under the 2010 Incentive Plan as of August 1, 2019. In addition, any outstanding awards under the 2010 Incentive Plan or the Company's 1997 Long-Term Stock Incentive Plan (the "1997 Incentive Plan") that expire, are forfeited, or are surrendered to the Company in satisfaction of taxes, will become available for issuance under the 2019 Incentive Plan. The 2019 Incentive Plan became effective August 1, 2019 and no further grants will be made under the 2010 Incentive Plan. Outstanding awards issued prior to August 1, 2019 will continue to remain subject to the terms of the 2010 Incentive Plan or 1997 Incentive Plan, as applicable. As of April 2, 2022, 3.2 million shares remained available for future issuance under the Company's incentive plans.
Stock-based compensation awards that may be made under the 2019 Incentive Plan include, but are not limited to, (i) RSUs, (ii) restricted stock, and (iii) stock options. During the fiscal periods presented, annual grants consisted entirely of RSUs. For RSUs granted to retirement-eligible employees, or employees who become retirement-eligible prior to the end of the awards' respective stated vesting periods, vesting continues post-retirement for all or a portion of the remaining unvested RSUs.
Impact on Results
A summary of total stock-based compensation expense and the related income tax benefits recognized is as follows:

	Fiscal Years Ended
	April 2, 2022	March 27, 2021	March 28, 2020
	(millions)
Compensation expense(a)	$81.7	$72.7	$100.6
Income tax benefit	(13.0)	(12.4)	(15.3)

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)Fiscal 2022 and Fiscal 2020 include $2.0 million and $3.6 million, respectively, of accelerated stock-based compensation expense recorded within restructuring and other charges, net in the consolidated statements of operations (see Note 9). All other stock-based compensation expense was recorded within SG&A expenses.
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
A summary of service-based RSU activity during Fiscal 2022 is as follows:

	Service- based RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value
	(thousands)
Nonvested at March 27, 2021	1,809	$77.20
Granted	555	117.33
Vested	(617)	86.76
Forfeited	(181)	82.32
Nonvested at April 2, 2022	1,566	$87.07

Service- based RSUs
Total unrecognized compensation expense at April 2, 2022 (millions)	$47.9
Weighted-average period expected to be recognized over (years)	1.3
Additional information pertaining to service-based RSU activity is as follows:

	Fiscal Years Ended
	April 2, 2022	March 27, 2021	March 28, 2020
Service-based RSUs:
Weighted-average grant date fair value of awards granted	$117.33	$64.55	$102.27
Total fair value of awards vested (millions)	$79.5	$33.4	$52.5

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
Market-based RSUs
The Company grants cliff vesting RSU awards to its senior executives and other key employees, which, in addition to being subject to continuing employment requirements (except for awards granted to retirement-eligible employees, or employees who become retirement-eligible prior to the end of the awards' respective stated vesting periods, as previously discussed), are also subject to a market condition based on a TSR performance metric. The number of shares that vest upon the completion of a three-year period of time is determined by comparing the Company's TSR relative to that of a pre-established peer group over the related three-year performance period. Depending on the Company's level of achievement against its TSR performance goals, the number of shares that ultimately vest may range from 0% to 200% of the awards originally granted.
The Company estimates the fair value of its TSR awards on the date of grant using a Monte Carlo simulation, which models multiple stock price paths of the Company's Class A common stock and that of its peer group to evaluate and determine its ultimate expected relative TSR performance ranking. Compensation expense, net of estimated forfeitures, is recorded regardless of whether, and the extent to which, the market condition is ultimately satisfied. No such awards were granted during Fiscal 2021 as the Company elected to temporarily issue service-based RSUs in lieu of performance-based RSUs as a result of business disruptions and uncertainty created by the COVID-19 pandemic.
The assumptions used to estimate the fair value of TSR awards granted were as follows:

	Fiscal Years Ended
	April 2, 2022	March 27, 2021	March 28, 2020
Expected volatility	46.8%	N/A	31.4%
Expected dividend yield	2.2%	N/A	3.2%
Risk-free interest rate	0.4%	N/A	1.4%
Weighted-average grant date fair value	$146.46	N/A	$90.59

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of performance-based RSU activity including TSR awards during Fiscal 2022 is as follows:

	Performance-based RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value
	(thousands)
Nonvested at March 27, 2021	600	$105.85
Granted	239	129.56
Change due to performance and/or market condition achievement	9	169.86
Vested	(229)	140.16
Forfeited	(77)	98.12
Nonvested at April 2, 2022	542	$104.29

Performance-based RSUs
Total unrecognized compensation expense at April 2, 2022 (millions)	$28.6
Weighted-average period expected to be recognized over (years)	1.9
Additional information pertaining to performance-based RSU activity including TSR awards is as follows:

	Fiscal Years Ended
	April 2, 2022	March 27, 2021	March 28, 2020
Performance-based RSUs:
Weighted-average grant date fair value of awards granted	$129.56	N/A	$85.80
Total fair value of awards vested (millions)	$27.6	$55.0	$52.8
Stock Options
Stock options were previously granted to employees and non-employee directors with exercise prices equal to the fair market value of the Company's Class A common stock on the date of grant. Generally, options become exercisable ratably (graded-vesting schedule) over a three-year vesting period, subject to the employee's continuing employment. Stock options generally expire seven years from the date of grant. No stock options were granted or exercised during any of the fiscal years presented.
A summary of stock option activity during Fiscal 2022 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
	(thousands)		(years)	(millions)
Options outstanding at March 27, 2021	255	$159.83	0.3	$—
Granted	—	N/A
Exercised	—	N/A
Cancelled/Forfeited	(255)	159.83
Options outstanding at April 2, 2022	—	N/A	N/A	N/A

Options vested at April 2, 2022(b)	—	N/A	N/A	N/A
Options exercisable at April 2, 2022	—	N/A	N/A	N/A

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)Aggregate intrinsic value is the amount by which the market price of the Company's Class A common stock at the end of the period exceeds the exercise price of the stock option, multiplied by the number of options.
(b)There were no nonvested stock options as of April 2, 2022. Accordingly, there was no related unrecognized compensation expense as of April 2, 2022.
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
Under the terms of the plans, a participant becomes 100% vested in the Company's matching contributions after five years of credited service. Contributions made by the Company under these plans were $12.9 million, $9.8 million, and $8.7 million in Fiscal 2022, Fiscal 2021, and Fiscal 2020, respectively.
International Defined Benefit Plans
The Company sponsors certain single-employer defined benefit plans and cash balance plans at international locations which are not considered to be material individually or in the aggregate to the Company's financial statements. Pension benefits under these plans are based on formulas that reflect the employees' years of service and compensation levels during their employment period. The aggregate funded status of the single-employer defined benefit plans reflected net assets of $2.5 million and $0.7 million as of April 2, 2022 and March 27, 2021, respectively, and were primarily recorded within other non-current assets in the consolidated balance sheets. These single-employer defined benefit plans had aggregate fair values of plan assets of $48.6 million and aggregate projected benefit obligations of $46.1 million as of April 2, 2022, compared to aggregate fair values of plan assets of $56.8 million and aggregate projected benefit obligations of $56.1 million as of March 27, 2021. The asset portfolio of the single-employer defined benefit plans primarily consists of fixed income securities, which have been measured at fair value largely using Level 2 inputs, as described in Note 12. Net pension expense for these plans was $4.6 million, $5.1 million, and $5.0 million in Fiscal 2022, Fiscal 2021, and Fiscal 2020, respectively. The service cost component of $4.8 million, $5.9 million, and $4.7 million in Fiscal 2022, Fiscal 2021, and Fiscal 2020, respectively, was recorded within SG&A expenses in the consolidated statements of operations. All other components of net pension expense during the fiscal years presented were recorded within other income (expense), net, in the consolidated statement of operations.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
20.    Segment Information
The Company has three reportable segments based on its business activities and organization:
•North America — The North America segment primarily consists of sales of Ralph Lauren branded apparel, footwear, accessories, home furnishings, and related products made through the Company's retail and wholesale businesses in the U.S. and Canada. In North America, the Company's retail business is primarily comprised of its Ralph Lauren stores, its factory stores, and its digital commerce site, www.RalphLauren.com. The Company's wholesale business in North America is comprised primarily of sales to department stores and, to a lesser extent, specialty stores.
•Europe — The Europe segment primarily consists of sales of Ralph Lauren branded apparel, footwear, accessories, home furnishings, and related products made through the Company's retail and wholesale businesses in Europe and emerging markets. In Europe, the Company's retail business is primarily comprised of its Ralph Lauren stores, its factory stores, its concession-based shop-within-shops, and its various digital commerce sites. The Company's wholesale business in Europe is comprised primarily of a varying mix of sales to both department stores and specialty stores, depending on the country, as well as to various third-party digital partners.
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
No operating segments were aggregated to form the Company's reportable segments. In addition to these reportable segments, the Company also has other non-reportable segments, which primarily consist of Ralph Lauren and Chaps branded royalty revenues earned through its global licensing alliances. In addition, prior to its disposition at the end of the Company's first quarter of Fiscal 2022, other non-reportable segments also included sales of Club Monaco branded products made through the Company's retail and wholesale businesses in the U.S., Canada, and Europe, and its licensing alliances in Asia. Refer to Note 9 for additional discussion regarding the disposition of the Company's former Club Monaco business, as well as the recent transition of its Chaps business to a fully licensed business model.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net revenues for each of the Company's segments are as follows:

	Fiscal Years Ended
	April 2, 2022	March 27, 2021	March 28, 2020
	(millions)
Net revenues:
North America	$2,968.2	$1,992.4	$3,140.5
Europe	1,780.7	1,165.9	1,632.2
Asia	1,286.8	1,027.5	1,017.2
Other non-reportable segments	182.8	215.0	369.9
Total net revenues	$6,218.5	$4,400.8	$6,159.8
Operating income (loss) for each of the Company's segments is as follows:

	Fiscal Years Ended
	April 2, 2022	March 27, 2021	March 28, 2020
	(millions)
Operating income (loss)(a):
North America	$676.7	$334.0	$456.0
Europe	444.0	189.3	336.3
Asia	228.8	148.2	124.8
Other non-reportable segments	138.4	32.4	85.2
	1,487.9	703.9	1,002.3
Unallocated corporate expenses	(667.3)	(577.0)	(618.1)
Unallocated restructuring and other charges, net(b)	(22.2)	(170.5)	(67.2)
Total operating income (loss)	$798.4	$(43.6)	$317.0

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Years Ended
	April 2, 2022	March 27, 2021	March 28, 2020
	(millions)
Asset impairment charges:
North America	$(2.4)	$(12.2)	$(1.9)
Europe	—	(24.3)	—
Asia	(1.1)	(1.4)	(3.7)
Other non-reportable segments	(0.3)	(18.2)	(19.3)
Unallocated corporate expenses	(17.5)	(39.9)	(6.7)
Total asset impairment charges	$(21.3)	$(96.0)	$(31.6)

(b)The fiscal years presented included certain unallocated restructuring and other charges, net (see Note 9), which are detailed below:

	Fiscal Years Ended
	April 2, 2022	March 27, 2021	March 28, 2020
	(millions)
Unallocated restructuring and other charges, net:
North America-related	$0.1	$(22.4)	$(1.2)
Europe-related	2.1	(30.0)	(3.3)
Asia-related	2.8	(7.4)	(0.9)
Other non-reportable segment-related	(0.1)	(3.3)	(0.8)
Corporate operations-related	(8.9)	(96.0)	(31.4)
Unallocated restructuring charges	(4.0)	(159.1)	(37.6)
Other charges (see Note 9)	(18.2)	(11.4)	(29.6)
Total unallocated restructuring and other charges, net	$(22.2)	$(170.5)	$(67.2)
The following tables summarize depreciation and amortization expense and capital expenditures for each of the Company's segments:

	Fiscal Years Ended
	April 2, 2022	March 27, 2021	March 28, 2020
	(millions)
Depreciation and amortization expense:
North America	$72.8	$73.4	$74.6
Europe	32.3	31.6	32.8
Asia	51.9	56.3	59.3
Other non-reportable segments	0.4	4.3	5.4
Unallocated corporate	72.3	82.0	97.4
Total depreciation and amortization expense	$229.7	$247.6	$269.5

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Years Ended
	April 2, 2022	March 27, 2021	March 28, 2020
	(millions)
Capital expenditures:
North America	$36.6	$23.8	$48.5
Europe	39.0	16.9	34.3
Asia	49.1	41.2	59.6
Other non-reportable segments	1.8	2.4	7.3
Unallocated corporate	40.4	23.5	120.6
Total capital expenditures	$166.9	$107.8	$270.3
Net revenues and long-lived assets by geographic location of the reporting subsidiary are as follows:

	Fiscal Years Ended
	April 2, 2022	March 27, 2021	March 28, 2020
	(millions)
Net revenues(a):
The Americas(b)	$3,164.5	$2,208.4	$3,516.4
Europe(c)	1,766.1	1,164.3	1,625.3
Asia(d)	1,287.9	1,028.1	1,018.1
Total net revenues	$6,218.5	$4,400.8	$6,159.8

	April 2, 2022	March 27, 2021
	(millions)
Long-lived assets(a):
The Americas(b)	$1,068.9	$1,253.6
Europe(c)	698.2	682.1
Asia(d)	313.7	317.8
Total long-lived assets	$2,080.8	$2,253.5

(a)For certain of the Company's licensed operations, net revenues and long-lived assets, which is comprised of property and equipment and lease ROU assets, are included within the geographic location of the reporting subsidiary which holds the respective license.
(b)Includes the U.S., Canada, and Latin America. Net revenues earned in the U.S. were $3.039 billion, $2.103 billion, and $3.308 billion in Fiscal 2022, Fiscal 2021, and Fiscal 2020, respectively. Long-lived assets located in the U.S. were $1.057 billion and $1.210 billion as of April 2, 2022 and March 27, 2021, respectively.
(c)Includes the Middle East.
(d)Includes Australia and New Zealand.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
21.    Additional Financial Information
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
A reconciliation of cash, cash equivalents, and restricted cash as of April 2, 2022 and March 27, 2021 from the consolidated balance sheets to the consolidated statements of cash flows is as follows:

	April 2, 2022	March 27, 2021
	(millions)
Cash and cash equivalents	$1,863.8	$2,579.0
Restricted cash included within prepaid expenses and other current assets	1.6	1.5
Restricted cash included within other non-current assets	6.6	7.5
Total cash, cash equivalents, and restricted cash	$1,872.0	$2,588.0
Restricted cash relates to cash held in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters and real estate leases.
Cash Paid for Interest and Taxes
Cash paid for interest and income taxes is as follows:

	Fiscal Years Ended
	April 2, 2022	March 27, 2021	March 28, 2020
	(millions)
Cash paid for interest	$46.6	$33.5	$15.4
Cash paid for income taxes, net of refunds	216.3	47.8	135.5
Non-cash Transactions
Operating lease ROU assets recorded in connection with the recognition of new lease liabilities was $287.4 million during Fiscal 2022. No finance lease ROU assets were recorded in connection with the recognition of new lease liabilities during Fiscal 2022. Operating and finance lease ROU assets recorded in connection with the recognition of new lease liabilities were $66.7 million and $133.2 million, respectively, during Fiscal 2021 and $374.0 million and $64.0 million, respectively, during Fiscal 2020. Additionally, $55.7 million of operating lease ROU assets were reclassified and reflected as finance lease ROU assets as a result of certain lease amendments executed during Fiscal 2021.
Non-cash investing activities also included capital expenditures incurred but not yet paid of $49.6 million, $21.3 million, and $29.1 million as of the end of Fiscal 2022, Fiscal 2021, and Fiscal 2020, respectively.
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
These consolidated financial statements have been audited by Ernst & Young LLP in Fiscal 2022, Fiscal 2021, and Fiscal 2020, which is an independent registered public accounting firm. They conducted their audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and have expressed herein their unqualified opinions on those financial statements.
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
May 24, 2022

/s/ PATRICE LOUVET	/s/ JANE HAMILTON NIELSEN
Patrice Louvet	Jane Hamilton Nielsen
President and Chief Executive Officer	Chief Operating Officer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Ralph Lauren Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ralph Lauren Corporation (the "Company") as of April 2, 2022 and March 27, 2021, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended April 2, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 2, 2022 and March 27, 2021, and the results of its operations and its cash flows for each of the three years in the period ended April 2, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 2, 2022, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 24, 2022 expressed an unqualified opinion thereon.
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

Estimated Realizable Value of Inventory

Description of the Matter
As of April 2, 2022, the Company's net inventory balance was $977.3 million. As described in Note 3 to the consolidated financial statements, the valuation of inventory requires management to make assumptions and judgments about the recoverability of inventory and its estimated realizable value.
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
May 24, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Ralph Lauren Corporation
Opinion on Internal Control over Financial Reporting
We have audited Ralph Lauren Corporation's internal control over financial reporting as of April 2, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ralph Lauren Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 2, 2022, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 2, 2022 and March 27, 2021, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended April 2, 2022, and the related notes and our report dated May 24, 2022 expressed an unqualified opinion thereon.
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
May 24, 2022

