Form 10-Q
period 2022-07-02
RALPH LAUREN CORP
filed 2022-08-09
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At August 3, 2022, 42,897,796 shares of the registrant's Class A common stock, $.01 par value, and 24,881,276 shares of the registrant's Class B common stock, $.01 par value, were outstanding.

RALPH LAUREN CORPORATION

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 2, 2022	April 2, 2022
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,456.8	$1,863.8
Short-term investments	320.1	734.6
Accounts receivable, net of allowances of $185.1 million and $214.7 million	350.4	405.4
Inventories	1,178.2	977.3
Income tax receivable	54.8	63.7
Prepaid expenses and other current assets	217.2	172.5
Total current assets	3,577.5	4,217.3
Property and equipment, net	931.4	969.5
Operating lease right-of-use assets	1,054.5	1,111.3
Deferred tax assets	262.9	303.8
Goodwill	886.5	908.7
Intangible assets, net	99.0	102.9
Other non-current assets	139.3	111.2
Total assets	$6,951.1	$7,724.7
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$499.8
Accounts payable	562.1	448.7
Current income tax payable	50.1	53.8
Current operating lease liabilities	247.2	262.0
Accrued expenses and other current liabilities	886.0	991.4
Total current liabilities	1,745.4	2,255.7
Long-term debt	1,137.0	1,136.5
Long-term finance lease liabilities	331.9	341.6
Long-term operating lease liabilities	1,075.9	1,132.2
Non-current income tax payable	98.9	98.9
Non-current liability for unrecognized tax benefits	86.5	91.9
Other non-current liabilities	111.4	131.9
Commitments and contingencies (Note 13)
Total liabilities	4,587.0	5,188.7
Equity:
Class A common stock, par value $.01 per share; 107.4 million and 106.9 million shares issued; 43.1 million and 45.0 million shares outstanding	1.0	1.0
Class B common stock, par value $.01 per share; 24.9 million shares issued and outstanding	0.3	0.3
Additional paid-in-capital	2,767.0	2,748.8
Retained earnings	6,347.3	6,274.9
Treasury stock, Class A, at cost; 64.3 million and 61.9 million shares	(6,543.4)	(6,308.7)
Accumulated other comprehensive loss	(208.1)	(180.3)
Total equity	2,364.1	2,536.0
Total liabilities and equity	$6,951.1	$7,724.7
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	July 2, 2022	June 26, 2021
	(millions, except per share data)
Net revenues	$1,490.6	$1,376.3
Cost of goods sold	(489.2)	(408.2)
Gross profit	1,001.4	968.1
Selling, general, and administrative expenses	(820.6)	(728.2)
Impairment of assets	—	(18.6)
Restructuring and other charges, net	(5.6)	(0.7)
Total other operating expenses, net	(826.2)	(747.5)
Operating income	175.2	220.6
Interest expense	(11.8)	(13.3)
Interest income	3.6	1.8
Other income (expense), net	(4.8)	0.9
Income before income taxes	162.2	210.0
Income tax provision	(38.8)	(45.3)
Net income	$123.4	$164.7
Net income per common share:
Basic	$1.76	$2.23
Diluted	$1.73	$2.18
Weighted-average common shares outstanding:
Basic	70.1	73.8
Diluted	71.5	75.4
Dividends declared per share	$0.75	$0.6875
See accompanying notes.

3

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	July 2, 2022	June 26, 2021
	(millions)
Net income	$123.4	$164.7
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	(39.3)	10.6
Net gains (losses) on cash flow hedges	11.6	(1.0)
Net losses on defined benefit plans	(0.1)	(0.1)
Other comprehensive income (loss), net of tax	(27.8)	9.5
Total comprehensive income	$95.6	$174.2
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	July 2, 2022	June 26, 2021
	(millions)
Cash flows from operating activities:
Net income	$123.4	$164.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	54.8	57.2
Deferred income tax expense	26.4	3.8
Non-cash stock-based compensation expense	18.2	18.4
Non-cash impairment of assets	—	18.6
Bad debt expense reversals	(1.9)	(1.0)
Other non-cash charges	5.3	1.1
Changes in operating assets and liabilities:
Accounts receivable	43.9	81.6
Inventories	(226.1)	(67.7)
Prepaid expenses and other current assets	(70.5)	(20.3)
Accounts payable and accrued liabilities	52.2	5.3
Income tax receivables and payables	8.7	4.7
Operating lease right-of-use assets and liabilities, net	(11.4)	(11.2)
Other balance sheet changes	22.3	(7.6)
Net cash provided by operating activities	45.3	247.6
Cash flows from investing activities:
Capital expenditures	(39.4)	(28.2)
Purchases of investments	(141.0)	(368.3)
Proceeds from sales and maturities of investments	552.0	197.7
Other investing activities	(6.0)	(0.6)
Net cash provided by (used in) investing activities	365.6	(199.4)
Cash flows from financing activities:
Repayments of long-term debt	(500.0)	—
Payments of finance lease obligations	(5.8)	(5.5)
Payments of dividends	(48.1)	—
Repurchases of common stock, including shares surrendered for tax withholdings	(234.7)	(28.8)
Net cash used in financing activities	(788.6)	(34.3)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(30.0)	3.3
Net increase (decrease) in cash, cash equivalents, and restricted cash	(407.7)	17.2
Cash, cash equivalents, and restricted cash at beginning of period	1,872.0	2,588.0
Cash, cash equivalents, and restricted cash at end of period	$1,464.3	$2,605.2
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended July 2, 2022
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at April 2, 2022	131.8	$1.3	$2,748.8	$6,274.9	61.9	$(6,308.7)	$(180.3)	$2,536.0
Comprehensive income:
Net income				123.4
Other comprehensive loss							(27.8)
Total comprehensive income								95.6
Dividends declared				(51.0)				(51.0)
Repurchases of common stock					2.4	(234.7)		(234.7)
Stock-based compensation			18.2					18.2
Shares issued pursuant to stock-based compensation plans	0.5	—	—					—
Balance at July 2, 2022	132.3	$1.3	$2,767.0	$6,347.3	64.3	$(6,543.4)	$(208.1)	$2,364.1

	Three Months Ended June 26, 2021
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at March 27, 2021	131.0	$1.3	$2,667.1	$5,872.9	57.8	$(5,816.1)	$(120.8)	$2,604.4
Comprehensive income:
Net income				164.7
Other comprehensive income							9.5
Total comprehensive income								174.2
Dividends declared				(50.5)				(50.5)
Repurchases of common stock					0.2	(28.8)		(28.8)
Stock-based compensation			18.4					18.4
Shares issued pursuant to stock-based compensation plans	0.6	—	—					—
Balance at June 26, 2021	131.6	$1.3	$2,685.5	$5,987.1	58.0	$(5,844.9)	$(111.3)	$2,717.7

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
This report should be read in conjunction with the Company's Annual Report on Form 10-K filed with the SEC for the fiscal year ended April 2, 2022 (the "Fiscal 2022 10-K").
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
Additionally, as discussed in Note 8, the Company completed the sale of its Club Monaco business at the end of its first quarter of Fiscal 2022 (as defined below) on June 26, 2021. As a result, assets and liabilities related to the Club Monaco business were deconsolidated from the consolidated statement of financial position effective June 26, 2021, with Club Monaco's operating results included in the consolidated statements of income (loss), comprehensive income (loss), and cash flows through the end of the first quarter of Fiscal 2022. Financial statements issued prior to this transaction were not affected.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday immediately before or after March 31. As such, fiscal year 2023 will end on April 1, 2023 and will be a 52-week period ("Fiscal 2023"). Fiscal year 2022 ended on April 2, 2022 and was a 53-week period ("Fiscal 2022"). The first quarter of Fiscal 2023 ended on July 2, 2022 and was a 13-week period. The first quarter of Fiscal 2022 ended on June 26, 2021 and was also a 13-week period.
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
Seasonality of Business
The Company's business is typically affected by seasonal trends, with higher levels of retail sales in its second and third fiscal quarters and higher wholesale sales in its second and fourth fiscal quarters. These trends result primarily from the timing of key vacation travel, back-to-school, and holiday shopping periods impacting its retail business and the timing of seasonal wholesale shipments. As a result of changes in its business, consumer spending patterns, and the macroeconomic environment, including those resulting from pandemic diseases and other catastrophic events, historical quarterly operating trends and working capital requirements may not be indicative of the Company's future performance. In addition, fluctuations in sales, operating income (loss), and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, the Company's operating results and cash flows for the three-month period ended July 2, 2022 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2023.
COVID-19 Pandemic
Beginning in the fourth quarter of the Company's fiscal year ended March 28, 2020, a novel strain of coronavirus commonly referred to as COVID-19 emerged and spread rapidly across the globe, including throughout all major geographies in which the Company operates, resulting in adverse economic conditions and widespread business disruptions. Since then, governments worldwide have periodically imposed varying degrees of preventative and protective actions, such as temporary travel bans, forced business closures, and stay-at-home orders, all in an effort to reduce the spread of the virus.
As a result of the COVID-19 pandemic, the Company has experienced varying degrees of business disruptions since its beginning, including periods of closure of its stores and corporate-related facilities, as have the Company's wholesale customers, licensing partners, and suppliers. Such disruptions continued throughout Fiscal 2022 in certain regions, although to a lesser extent than the widespread significant disruptions experienced during the Company's fiscal year ended March 27, 2021 ("Fiscal 2021"), and have since extended into the first quarter of Fiscal 2023, most notably in Asia where approximately 50% of the Company's stores in China experienced closures for a significant portion of the quarter. Further, throughout the course of the pandemic, the majority of the Company's stores that were able to remain open have periodically been subject to limited operating hours and/or customer capacity levels in accordance with local health guidelines, with traffic remaining challenged. However, the Company's digital commerce operations have grown significantly from pre-pandemic levels, due in part to its investments and enhanced capabilities, as well as changes in consumer shopping preferences.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The COVID-19 pandemic also continues to adversely impact the Company's distribution, logistic, and sourcing partners, including temporary factory closures, labor shortages, vessel, container and other transportation shortages, and port congestion. Such disruptions have reduced the availability of inventory, delayed timing of inventory receipts, and resulted in increased costs for both the purchase and transportation of such inventory.
Despite the introduction of COVID-19 vaccines, the pandemic remains volatile and continues to evolve, with resurgences and outbreaks occurring in various parts of the world, including those resulting from variants of the virus. Accordingly, the Company cannot predict for how long and to what extent the pandemic will continue to impact its business operations or the overall global economy. The Company will continue to assess its operations location-by-location, considering the guidance of local governments and global health organizations.
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
Revenue from the Company's licensing arrangements is recognized over time during the period that licensees are provided access to the Company's trademarks (i.e., symbolic intellectual property) and benefit from such access through their own sales of licensed products. These arrangements require licensees to pay a sales-based royalty, which for most arrangements, may be subject to a contractually-guaranteed minimum royalty amount. Payments are generally due quarterly and, depending on time of receipt, may be recorded as a liability until recognized as revenue. The Company recognizes revenue for sales-based royalty arrangements (including those for which the royalty exceeds any contractually-guaranteed minimum royalty amount) as licensed products are sold by the licensee. If a sales-based royalty is not ultimately expected to exceed a contractually-guaranteed minimum royalty amount, the minimum is generally recognized as revenue ratably over the respective contractual period. This sales-based output measure of progress and pattern of recognition best represents the value transferred to the licensee over the term of the arrangement, as well as the amount of consideration that the Company is entitled to receive

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
in exchange for providing access to its trademarks. As of July 2, 2022, contractually-guaranteed minimum royalty amounts expected to be recognized as revenue during future periods were as follows:

Contractually-Guaranteed Minimum Royalties(a)
(millions)
Remainder of Fiscal 2023	$78.4
Fiscal 2024	81.4
Fiscal 2025	44.9
Fiscal 2026	25.7
Fiscal 2027	21.9
Fiscal 2028 and thereafter	9.2
Total	$261.5

(a)Amounts presented do not contemplate potential contract renewals or royalties earned in excess of the contractually-guaranteed minimums.
Disaggregated Net Revenues
The following table disaggregates the Company's net revenues into categories that depict how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors for the fiscal periods presented:

	Three Months Ended
	July 2, 2022					June 26, 2021
	North America	Europe	Asia	Other	Total	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$437.8	$215.9	$313.9	$—	$967.6	$412.2	$170.8	$272.8	$26.8	$882.6
Wholesale	262.9	199.7	20.2	—	482.8	249.9	184.1	15.4	5.0	454.4
Licensing	—	—	—	40.2	40.2	—	—	—	39.3	39.3
Total	$700.7	$415.6	$334.1	$40.2	$1,490.6	$662.1	$354.9	$288.2	$71.1	$1,376.3

(a)Net revenues from the Company's retail and wholesale businesses are recognized at a point in time. Net revenues from the Company's licensing business are recognized over time.
Deferred Income
Deferred income represents cash payments received in advance of the Company's transfer of control of products or services to its customers and generally consists of unredeemed gift cards (net of breakage) and advance royalty payments from licensees. The Company's deferred income balances were $19.6 million and $16.6 million as of July 2, 2022 and April 2, 2022, respectively, and were primarily recorded within accrued expenses and other current liabilities within the consolidated balance sheets. The majority of the deferred income balance as of July 2, 2022 is expected to be recognized as revenue within the next twelve months.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of shipping and handling costs for the fiscal periods presented is as follows:

	Three Months Ended
	July 2, 2022	June 26, 2021
	(millions)
Shipping costs	$17.3	$14.8
Handling costs	37.0	34.4
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
The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to shares used to calculate diluted net income per common share as follows:

	Three Months Ended
	July 2, 2022	June 26, 2021
	(millions)
Basic shares	70.1	73.8
Dilutive effect of RSUs and stock options	1.4	1.6
Diluted shares	71.5	75.4
All earnings per share amounts have been calculated using unrounded numbers. The Company has outstanding performance-based RSUs, which are included in the computation of diluted shares only to the extent that the underlying performance conditions (i) have been satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. In addition, options to purchase shares of the Company's Class A common stock at an exercise price greater than the average market price of such common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. As of July 2, 2022 and June 26, 2021, there were 0.1 million and 0.4 million, respectively, of additional shares issuable contingent upon vesting of performance-based RSUs and upon exercise of anti-dilutive stock options that were excluded from the diluted shares calculations.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A rollforward of the activity in the Company's reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented as follows:

	Three Months Ended
	July 2, 2022	June 26, 2021
	(millions)
Beginning reserve balance	$180.7	$173.7
Amount charged against revenue to increase reserve	86.7	87.1
Amount credited against customer accounts to decrease reserve	(103.3)	(83.2)
Foreign currency translation	(6.7)	1.3
Ending reserve balance	$157.4	$178.9
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
A rollforward of the activity in the Company's allowance for doubtful accounts is presented as follows:

	Three Months Ended
	July 2, 2022	June 26, 2021
	(millions)
Beginning reserve balance	$34.0	$40.1
Amount recorded to expense to decrease reserve(a)	(1.9)	(1.0)
Amount written-off against customer accounts to decrease reserve	(3.3)	(0.7)
Foreign currency translation	(1.1)	0.2
Ending reserve balance	$27.7	$38.6

(a)Amounts recorded to bad debt expense are included within SG&A expenses in the consolidated statements of operations.
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department stores, specialty stores, and third-party digital partners around the world, and extends credit based on an evaluation of each customer's financial capacity and condition, usually without requiring collateral. In the Company's wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2022, the Company's sales to its three largest wholesale customers accounted for approximately 16% of total net revenues. Substantially all of the Company's sales to its three largest wholesale customers related to its North America segment. As of July 2, 2022, these three key wholesale customers accounted for approximately 30% of total gross accounts receivable.
Inventories
The Company holds inventory that is sold in its retail stores and digital commerce sites directly to consumers. The Company also holds inventory that is to be sold through wholesale distribution channels to major department stores, specialty stores, and third-party digital partners. Substantially all of the Company's inventories consist of finished goods, which are stated at the lower of cost or estimated realizable value, with cost determined on a weighted-average cost basis. Inventory held by the Company totaled $1.178 billion, $977.3 million, and $803.0 million as of July 2, 2022, April 2, 2022, and June 26, 2021, respectively.

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Refer to Note 3 of the Fiscal 2022 10-K for a summary of all of the Company's significant accounting policies.
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
5.    Property and Equipment
Property and equipment, net consists of the following:

	July 2, 2022	April 2, 2022
	(millions)
Land and improvements	$15.3	$15.3
Buildings and improvements	469.2	480.4
Furniture and fixtures	577.8	589.6
Machinery and equipment	375.2	375.7
Capitalized software	532.1	532.1
Leasehold improvements	1,156.0	1,170.1
Construction in progress	49.8	55.4
	3,175.4	3,218.6
Less: accumulated depreciation	(2,244.0)	(2,249.1)
Property and equipment, net	$931.4	$969.5
Property and equipment, net includes finance lease right-of-use ("ROU") assets, which are reflected in the table above based on their nature.
Depreciation expense was $51.4 million and $52.7 million during the three-month periods ended July 2, 2022, and June 26, 2021, respectively, and was recorded primarily within SG&A expenses in the consolidated statements of operations.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.    Other Assets and Liabilities
Prepaid expenses and other current assets consist of the following:

	July 2, 2022	April 2, 2022
	(millions)
Non-trade receivables	$41.8	$41.4
Other taxes receivable	32.1	26.2
Prepaid software maintenance	21.2	16.4
Derivative financial instruments	20.3	8.7
Prepaid advertising and marketing	19.5	7.9
Prepaid occupancy expense	11.1	6.0
Prepaid insurance	8.2	3.0
Inventory return asset	7.8	8.3
Prepaid logistic services	6.3	6.6
Tenant allowances receivable	5.2	6.1
Cloud computing arrangement implementation costs	4.9	4.0
Other prepaid expenses and current assets	38.8	37.9
Total prepaid expenses and other current assets	$217.2	$172.5
Other non-current assets consist of the following:

	July 2, 2022	April 2, 2022
	(millions)
Derivative financial instruments	$58.0	$23.7
Security deposits	29.8	30.6
Equity method and other investments	12.0	12.0
Cloud computing arrangement implementation costs	7.9	9.7
Restricted cash	6.0	6.6
Deferred rent assets	5.6	5.2
Other non-current assets	20.0	23.4
Total other non-current assets	$139.3	$111.2

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accrued expenses and other current liabilities consist of the following:

	July 2, 2022	April 2, 2022
	(millions)
Accrued inventory	$303.8	$250.2
Accrued operating expenses	205.2	223.4
Accrued payroll and benefits	150.6	278.0
Other taxes payable	67.4	60.9
Dividends payable	51.0	48.1
Accrued capital expenditures	40.1	49.6
Restructuring reserve	21.8	30.8
Deferred income	19.5	16.5
Finance lease obligations	18.6	19.8
Other accrued expenses and current liabilities	8.0	14.1
Total accrued expenses and other current liabilities	$886.0	$991.4
Other non-current liabilities consist of the following:

	July 2, 2022	April 2, 2022
	(millions)
Deferred lease incentives and obligations	$50.1	$52.7
Deferred tax liabilities	13.5	12.5
Accrued benefits and deferred compensation	12.0	12.0
Derivative financial instruments	—	18.1
Other non-current liabilities	35.8	36.6
Total other non-current liabilities	$111.4	$131.9
7.    Impairment of Assets
No non-cash impairment charges were recorded during the three months ended July 2, 2022. During the three months ended June 26, 2021, the Company recorded non-cash impairment charges of $18.6 million to write-down certain long-lived assets in connection with its restructuring plans (see Note 8).
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
A summary of the charges recorded in connection with the Fiscal 2021 Strategic Realignment Plan during the fiscal periods presented, as well as the cumulative charges recorded since its inception (inclusive of immaterial other restructuring-related charges previously recorded during the first quarter of Fiscal 2021), is as follows:

	Three Months Ended
	July 2, 2022	June 26, 2021	Cumulative Charges
	(millions)
Cash-related restructuring charges:
Severance and benefit costs (reversals)	$—	$(4.0)	$138.5
Other cash charges	0.7	1.9	23.3
Total cash-related restructuring charges (reversals)	0.7	(2.1)	161.8
Non-cash charges:
Impairment of assets (see Note 7)	—	18.6	90.7
Inventory-related charges(a)	—	—	8.3
Accelerated stock-based compensation expense(b)	—	2.0	2.0
Total non-cash charges	—	20.6	101.0
Total charges	$0.7	$18.5	$262.8

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In addition to the charges summarized in the table above, the Company recognized $3.1 million and $0.9 million of income within restructuring and other charges, net in the consolidated statements of operations during the third and fourth quarters of Fiscal 2022, respectively, primarily related to a certain revenue share clause in its agreement with Regent that entitled it to receive a portion of the sales generated by the Club Monaco business during a four-month business transition period. The Company donated this income to the Ralph Lauren Corporate Foundation, a non-profit, charitable foundation, which resulted in a related offsetting $4.0 million donation expense recorded within restructuring and other charges, net in the consolidated statements of operations during the fourth quarter of Fiscal 2022.
A summary of current period activity in the restructuring reserve related to the Fiscal 2021 Strategic Realignment Plan is as follows:

	Severance and Benefit Costs	Other Cash Charges	Total
	(millions)
Balance at April 2, 2022	$30.6	$0.1	$30.7
Additions charged to expense	—	0.7	0.7
Cash payments applied against reserve	(8.4)	(0.8)	(9.2)
Non-cash adjustments	(0.4)	—	(0.4)
Balance at July 2, 2022	$21.8	$—	$21.8
Other Charges
The Company recorded other charges of $4.9 million and $0.8 million during the three-month periods ended July 2, 2022 and June 26, 2021, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired.
9.    Income Taxes
Effective Tax Rate
The Company's effective tax rate, which is calculated by dividing each fiscal period's income tax benefit (provision) by pretax income (loss), was 23.9% and 21.6% during the three-month periods ended July 2, 2022 and June 26, 2021, respectively. The effective tax rate for the three months ended July 2, 2022 was higher than the U.S. federal statutory income tax rate of 21% primarily due to state taxes and the unfavorable impact of certain audit related adjustments, partially offset by the favorable tax impact of earnings generated in lower taxed foreign jurisdictions versus the U.S. The effective tax rate for the three months ended June 26, 2021 was slightly higher than the U.S. federal statutory income tax rate of 21% primarily due to the unfavorable impact of additional income tax reserves associated with certain income tax audits, largely offset by tax benefits related to adjustments recorded for deferred tax liabilities and favorable adjustments for stock-based compensation.
Uncertain Income Tax Benefits
The Company classifies interest and penalties related to unrecognized tax benefits as part of its income tax benefit (provision). The total amount of unrecognized tax benefits, including interest and penalties, was $86.5 million and $91.9 million as of July 2, 2022 and April 2, 2022, respectively, and was included within the non-current liability for unrecognized tax benefits in the consolidated balance sheets.
The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $57.7 million and $60.1 million as of July 2, 2022 and April 2, 2022, respectively.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
10.    Debt
Debt consists of the following:

	July 2, 2022	April 2, 2022
	(millions)
$400 million 3.750% Senior Notes(a)	$397.9	$397.7
$500 million 1.700% Senior Notes(b)	—	499.8
$750 million 2.950% Senior Notes(c)	739.1	738.8
Total debt	1,137.0	1,636.3
Less: current portion of long-term debt	—	499.8
Total long-term debt	$1,137.0	$1,136.5

(a)The carrying value of the 3.750% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $2.1 million and $2.3 million as of July 2, 2022 and April 2, 2022, respectively.
(b)The carrying value of the 1.700% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $0.2 million as of April 2, 2022.
(c)The carrying value of the 2.950% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $10.9 million and $11.2 million as of July 2, 2022 and April 2, 2022, respectively.
Senior Notes
In August 2018, the Company completed a registered public debt offering and issued $400 million aggregate principal amount of unsecured senior notes due September 15, 2025, which bear interest at a fixed rate of 3.750%, payable semi-annually (the "3.750% Senior Notes"). The 3.750% Senior Notes were issued at a price equal to 99.521% of their principal amount. The proceeds from this offering were used for general corporate purposes, including repayment of the Company's previously outstanding $300 million principal amount of 2.125% unsecured senior notes that matured September 26, 2018.
In June 2020, the Company completed another registered public debt offering and issued an additional $500 million aggregate principal amount of unsecured senior notes that were due and repaid on June 15, 2022 with cash on hand, which bore interest at a fixed rate of 1.700%, payable semi-annually (the "1.700% Senior Notes"), and $750 million aggregate principal amount of unsecured senior notes due June 15, 2030, which bear interest at a fixed rate of 2.950%, payable semi-annually (the "2.950% Senior Notes"). The 1.700% Senior Notes and 2.950% Senior Notes were issued at prices equal to 99.880% and 98.995% of their principal amounts, respectively. The proceeds from these offerings were used for general corporate purposes, which included the repayment of $475 million previously outstanding under the Company's Global Credit Facility (as defined below) on June 3, 2020 and repayment of its previously outstanding $300 million principal amount of 2.625% unsecured senior notes that matured August 18, 2020.
The Company has the option to redeem the 3.750% Senior Notes and 2.950% Senior Notes (collectively, the "Senior Notes"), in whole or in part, at any time at a price equal to accrued and unpaid interest on the redemption date plus the greater of (i) 100% of the principal amount of the series of Senior Notes to be redeemed or (ii) the sum of the present value of Remaining Scheduled Payments, as defined in the supplemental indentures governing such Senior Notes (together with the indenture governing the Senior Notes, the "Indenture"). The Indenture contains certain covenants that restrict the Company's ability, subject to specified exceptions, to incur certain liens; enter into sale and leaseback transactions; consolidate or merge with another party; or sell, lease, or convey all or substantially all of the Company's property or assets to another party. However, the Indenture does not contain any financial covenants.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Commercial Paper
The Company has a commercial paper borrowing program that allows it to issue up to $500 million of unsecured commercial paper notes through private placement using third-party broker-dealers (the "Commercial Paper Program").
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility (as defined below). Accordingly, the Company does not expect combined borrowings outstanding under the Commercial Paper Program and Global Credit Facility to exceed $500 million. Commercial Paper Program borrowings may be used to support the Company's general working capital and corporate needs. Maturities of commercial paper notes vary, but cannot exceed 397 days from the date of issuance. Commercial paper notes issued under the Commercial Paper Program rank equally in seniority with the Company's other forms of unsecured indebtedness. As of both July 2, 2022 and April 2, 2022, there were no borrowings outstanding under the Commercial Paper Program.
Revolving Credit Facilities
Global Credit Facility
In August 2019, the Company replaced its then existing credit facility and entered into a new credit facility that provides for a $500 million senior unsecured revolving line of credit through August 12, 2024 (the "Global Credit Facility") under terms and conditions substantially similar to those of the previous facility. The Global Credit Facility is also used to support the issuance of letters of credit and maintenance of the Commercial Paper Program. Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and certain other currencies, including Euros, Hong Kong Dollars, and Japanese Yen, and are guaranteed by all of the Company's domestic significant subsidiaries. In accordance with the terms of the agreement governing the Global Credit Facility, the Company has the ability to expand its borrowing availability under the Global Credit Facility to $1 billion, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. Since August 2019, the Company entered into several amendments of its Global Credit Facility, including one amendment that temporarily eased certain preexisting requirements and imposed certain new restrictions in response to the COVID-19 pandemic (all of which have since been lifted), and other amendments related to the cessation of LIBOR. Refer to Note 11 of the Fiscal 2022 10-K for additional discussion regarding such amendments. As of both July 2, 2022 and April 2, 2022, there were no borrowings outstanding under the Global Credit Facility. However, the Company was contingently liable for $9.5 million of outstanding letters of credit as of both July 2, 2022 and April 2, 2022.
The Global Credit Facility contains a number of covenants that, among other things, restrict the Company's ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make certain investments. The Global Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the "leverage ratio") of no greater than 4.25 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding, including finance lease obligations, plus all operating lease obligations. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, (iv) operating lease cost, (v) restructuring and other non-recurring expenses, and (vi) acquisition-related costs. As of July 2, 2022, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company's Global Credit Facility.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Pan-Asia Borrowing Facilities
Certain of the Company's subsidiaries in Asia have uncommitted credit facilities with regional branches of JPMorgan Chase in China and South Korea (the "Pan-Asia Credit Facilities"). Additionally, the Company's Japan subsidiary has an uncommitted overdraft facility with Sumitomo Mitsui Banking Corporation (the "Japan Overdraft Facility"). The Pan-Asia Credit Facilities and Japan Overdraft Facility (collectively, the "Pan-Asia Borrowing Facilities") are subject to annual renewal and may be used to fund general working capital needs of the Company's operations in the respective countries. Borrowings under the Pan-Asia Borrowing Facilities are guaranteed by the parent company and are granted at the sole discretion of the respective banks, subject to availability of the banks' funds and satisfaction of certain regulatory requirements. The Pan-Asia Borrowing Facilities do not contain any financial covenants. A summary of the Company's Pan-Asia Borrowing Facilities by country is as follows:
•China Credit Facility — provides Ralph Lauren Trading (Shanghai) Co., Ltd. with a revolving line of credit of up to 100 million Chinese Renminbi (approximately $15 million) through April 3, 2023, which is also able to be used to support bank guarantees.
•South Korea Credit Facility — provides Ralph Lauren (Korea) Ltd. with a revolving line of credit of up to 30 billion South Korean Won (approximately $23 million) through October 28, 2022.
•Japan Overdraft Facility — provides Ralph Lauren Corporation Japan with an overdraft amount of up to 5 billion Japanese Yen (approximately $37 million) through April 28, 2023.
As of both July 2, 2022 and April 2, 2022, there were no borrowings outstanding under the Pan-Asia Borrowing Facilities.
Refer to Note 11 of the Fiscal 2022 10-K for additional discussion of the terms and conditions of the Company's debt and credit facilities.
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
The following table summarizes the Company's financial assets and liabilities that are measured and recorded at fair value on a recurring basis, excluding accrued interest components:

	July 2, 2022	April 2, 2022
	(millions)
Derivative assets(a)	$78.3	$32.4
Derivative liabilities(a)	0.1	18.3

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
The Company's debt instruments are recorded at their amortized cost in its consolidated balance sheets, which may differ from their respective fair values. The fair values of the Company's senior notes are estimated based on external pricing data, including available quoted market prices, and with reference to comparable debt instruments with similar interest rates, credit ratings, and trading frequency, among other factors. The fair values of the Company's commercial paper notes and borrowings outstanding under its credit facilities, if any, are estimated using external pricing data, based on interest rates and credit ratings for similar issuances with the same remaining term as the Company's outstanding borrowings. Due to their short-term nature, the fair values of the Company's commercial paper notes and borrowings outstanding under its credit facilities, if any, generally approximate their amortized cost carrying values.
The following table summarizes the carrying values and the estimated fair values of the Company's debt instruments:

	July 2, 2022		April 2, 2022
	Carrying Value(a)	Fair Value(b)	Carrying Value(a)	Fair Value(b)
	(millions)
$400 million 3.750% Senior Notes	$397.9	$399.3	$397.7	$407.9
$500 million 1.700% Senior Notes	—	N/A	499.8	500.5
$750 million 2.950% Senior Notes	739.1	663.2	738.8	721.0

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
During the three months ended June 26, 2021, the Company recorded non-cash impairment charges to reduce the carrying values of certain long-lived assets to their estimated fair values. The fair values of these assets were determined based on Level 3 measurements, the related inputs of which included estimates of the amount and timing of the assets' net future discounted cash flows (including any potential sublease income for lease-related ROU assets), based on historical experience and consideration of current trends, market conditions, and comparable sales, as applicable.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes non-cash impairment charges recorded by the Company during the fiscal periods presented to reduce the carrying values of certain long-lived assets to their estimated fair values as of the assessment date:

	Three Months Ended
	July 2, 2022		June 26, 2021
Long-Lived Asset Category	Total Impairments	Fair Value as of Impairment Date	Total Impairments	Fair Value as of Impairment Date
	(millions)
Property and equipment, net	$—	N/A	$0.4	$—
Operating lease right-of-use assets	—	N/A	18.2	16.8
See Note 7 for additional discussion regarding non-cash impairment charges recorded by the Company within the consolidated statements of operations during the fiscal periods presented.
No impairment charges associated with goodwill or other intangible assets were recorded during either of the three-month periods ended July 2, 2022 or June 26, 2021.
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
The following table summarizes the Company's outstanding derivative instruments recorded on its consolidated balance sheets as of July 2, 2022 and April 2, 2022:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	July 2, 2022	April 2, 2022	July 2, 2022		April 2, 2022		July 2, 2022		April 2, 2022
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Cash flow hedges	$259.4	$236.5	(e)	$19.4	PP	$6.6		$—		$—
Net investment hedges(c)	700.0	700.0	ONCA	57.1	ONCA	23.7		—	ONCL	18.1
Total Designated Hedges	959.4	936.5		76.5		30.3		—		18.1
Undesignated Hedges:
FC — Undesignated hedges(d)	218.9	225.0	PP	1.8	PP	2.1	AE	0.1	AE	0.2
Total Hedges	$1,178.3	$1,161.5		$78.3		$32.4		$0.1		$18.3

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
(e)$18.5 million included within prepaid expenses and other current assets and $0.9 million included within other non-current assets.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company presents the fair values of its derivative assets and liabilities recorded on its consolidated balance sheets on a gross basis, even when they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its derivative instruments on a net basis in accordance with the terms of each of its master netting arrangements, spread across nine separate counterparties, the amounts presented in the consolidated balance sheets as of July 2, 2022 and April 2, 2022 would be adjusted from the current gross presentation as detailed in the following table:

	July 2, 2022			April 2, 2022
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount
	(millions)
Derivative assets	$78.3	$(0.1)	$78.2	$32.4	$(0.2)	$32.2
Derivative liabilities	0.1	(0.1)	—	18.3	(0.2)	18.1
The Company's master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties. See Note 3 for further discussion of the Company's master netting arrangements.
The following tables summarize the pretax impact of gains and losses from the Company's designated derivative instruments on its consolidated financial statements for the three-month periods ended July 2, 2022 and June 26, 2021:

	Gains (Losses) Recognized in OCI
	Three Months Ended
	July 2, 2022	June 26, 2021
	(millions)
Designated Hedges:
FC — Cash flow hedges	$16.3	$(1.4)
Net investment hedges — effective portion	39.7	(9.2)
Net investment hedges — portion excluded from assessment of hedge effectiveness	11.8	10.6
Total Designated Hedges	$67.8	$—

	Location and Amount of Gains (Losses) from Cash Flow Hedges Reclassified from AOCI to Earnings
	Three Months Ended
	July 2, 2022	June 26, 2021
	Cost of goods sold	Cost of goods sold
	(millions)
Total amounts presented in the consolidated statements of operations in which the effects of related cash flow hedges are recorded	$(489.2)	$(408.2)
Effects of cash flow hedging:
FC — Cash flow hedges	2.8	(0.1)

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Gains (Losses) from Net Investment Hedges Recognized in Earnings		Location of Gains (Losses) Recognized in Earnings
	Three Months Ended
	July 2, 2022	June 26, 2021
	(millions)
Net Investment Hedges
Net investment hedges — portion excluded from assessment of hedge effectiveness(a)	$3.2	$2.8	Interest expense
Total Net Investment Hedges	$3.2	$2.8

(a)Amounts recognized in other comprehensive income (loss) ("OCI") relating to the effective portion of the Company's net investment hedges would be recognized in earnings only upon the sale or liquidation of the hedged net investment.
As of July 2, 2022, it is estimated that $22.6 million of pretax net gains on both outstanding and matured derivative instruments designated and qualifying as cash flow hedges deferred in AOCI will be recognized in earnings over the next twelve months. Amounts ultimately recognized in earnings will depend on exchange rates in effect when outstanding derivative instruments are settled.
The following table summarizes the pretax impact of gains and losses from the Company's undesignated derivative instruments on its consolidated financial statements for the three-month periods ended July 2, 2022 and June 26, 2021:

	Gains (Losses) Recognized in Earnings		Location of Gains (Losses) Recognized in Earnings
	Three Months Ended
	July 2, 2022	June 26, 2021
	(millions)
Undesignated Hedges:
FC — Undesignated hedges	$11.5	$(1.0)	Other income (expense), net
Total Undesignated Hedges	$11.5	$(1.0)
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Investments
The Company's short-term investments as of July 2, 2022 and April 2, 2022 were $320.1 million and $734.6 million, respectively, and consisted of time deposits.
No significant realized or unrealized gains or losses on available-for-sale investments or impairment charges were recorded during any of the fiscal periods presented.
Refer to Note 3 of the Fiscal 2022 10-K for further discussion of the Company's accounting policies relating to its investments.
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
14.    Equity
Common Stock Repurchase Program
Repurchases of shares of the Company's Class A common stock are subject to overall business and market conditions, as well as other potential factors such as the temporary restrictions previously in place under the Company's Global Credit Facility. Accordingly, in response to business disruptions related to the COVID-19 pandemic, effective beginning in the first quarter of Fiscal 2021, the Company temporarily suspended its common stock repurchase program as a preemptive action to preserve cash and strengthen its liquidity position. However, the Company resumed activities under its Class A common stock repurchase program during the third quarter of Fiscal 2022 as restrictions under its Global Credit Facility were lifted (see Note 11 of the Fiscal 2022 10-K) and overall business and market conditions have improved since the COVID-19 pandemic first emerged.
A summary of the Company's repurchases of Class A common stock under its common stock repurchase program is as follows:

	Three Months Ended
	July 2, 2022	June 26, 2021
	(millions)
Cost of shares repurchased	$213.3	$—
Number of shares repurchased	2.2	—
On February 2, 2022, the Company's Board of Directors approved an expansion of the Company's existing common stock repurchase program that allows it to repurchase up to an additional $1.500 billion of its Class A common stock. As of July 2, 2022, the remaining availability under the Company's Class A common stock repurchase program was approximately $1.416 billion.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In addition, during each of the three-month periods ended July 2, 2022 and June 26, 2021, 0.2 million shares of the Company's Class A common stock, at a cost of $21.4 million and $28.8 million, respectively, were surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards under its long-term stock incentive plans.
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
On May 18, 2022, the Company's Board of Directors approved an increase to the Company's quarterly cash dividend on its common stock from $0.6875 to $0.75 per share. The first quarterly dividend declared to reflect this increase was payable to shareholders of record at the close of business on July 1, 2022 and was paid on July 15, 2022.
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
15.    Accumulated Other Comprehensive Income (Loss)
The following table presents OCI activity, net of tax, accumulated in equity:

	Foreign Currency Translation Gains (Losses)(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges(b)	Net Unrealized Gains (Losses) on Defined Benefit Plans(c)	Total Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at April 2, 2022	$(189.7)	$9.0	$0.4	$(180.3)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(39.3)	14.0	—	(25.3)
Amounts reclassified from AOCI to earnings	—	(2.4)	(0.1)	(2.5)
Other comprehensive income (loss), net of tax	(39.3)	11.6	(0.1)	(27.8)
Balance at July 2, 2022	$(229.0)	$20.6	$0.3	$(208.1)

Balance at March 27, 2021	$(123.2)	$4.6	$(2.2)	$(120.8)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	10.6	(1.1)	(0.1)	9.4
Amounts reclassified from AOCI to earnings	—	0.1	—	0.1
Other comprehensive income (loss), net of tax	10.6	(1.0)	(0.1)	9.5
Balance at June 26, 2021	$(112.6)	$3.6	$(2.3)	$(111.3)

(a)OCI before reclassifications to earnings related to foreign currency translation gains (losses) includes income tax provisions of $17.5 million and $1.0 million for the three-month periods ended July 2, 2022 and June 26, 2021, respectively. OCI before reclassifications to earnings for the three-month periods ended July 2, 2022 and June 26, 2021 includes gains of $39.1 million (net of a $12.4 million income tax provision) and $1.1 million (net of a $0.3

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
million income tax provision), respectively, related to changes in the fair values of instruments designated as hedges of the Company's net investment in certain foreign operations (see Note 12).
(b)OCI before reclassifications to earnings related to net unrealized gains (losses) on cash flow hedges are presented net of an income tax provision of $2.3 million and an income tax benefit of $0.3 million for the three-month periods ended July 2, 2022 and June 26, 2021, respectively. The tax effects on amounts reclassified from AOCI to earnings are presented in a table below.
(c)Activity is presented net of taxes, which were immaterial for both periods presented.
The following table presents reclassifications from AOCI to earnings for cash flow hedges, by component:

	Three Months Ended		Location of Gains (Losses) Reclassified from AOCI to Earnings
	July 2, 2022	June 26, 2021
	(millions)
Gains (losses) on cash flow hedges(a):
FC — Cash flow hedges	$2.8	$(0.1)	Cost of goods sold
Tax effect	(0.4)	—	Income tax provision
Net of tax	$2.4	$(0.1)

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
Refer to Note 18 of the Fiscal 2022 10-K for a detailed description of the Company's stock-based compensation awards, including information related to vesting terms, service, performance, and market conditions and payout percentages.
Impact on Results
A summary of total stock-based compensation expense and the related income tax benefits recognized during the three-month periods ended July 2, 2022 and June 26, 2021 is as follows:

	Three Months Ended
	July 2, 2022	June 26, 2021
	(millions)
Compensation expense	$18.2	$18.4	(a)
Income tax benefit	(2.8)	(3.0)

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Service-based RSUs
The fair values of service-based RSUs granted to certain of the Company's senior executives and other employees, as well as non-employee directors, are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue to the holder while outstanding and unvested. The weighted-average grant date fair values of service-based RSU awards granted were $89.99 and $114.84 per share during the three-month periods ended July 2, 2022 and June 26, 2021, respectively.
A summary of service-based RSU activity during the three months ended July 2, 2022 is as follows:

Number of Service-based RSUs
(thousands)
Unvested at April 2, 2022	1,566
Granted	2
Vested	(251)
Forfeited	(13)
Unvested at July 2, 2022	1,304
Performance-based RSUs
The fair values of the Company's performance-based RSUs granted to its senior executives and other key employees are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue to the holder while outstanding and unvested. No such awards were granted during the three months ended July 2, 2022. The weighted-average grant date fair values of performance-based RSU awards granted was $113.57 during the three months ended June 26, 2021.
Market-based RSUs
The Company grants market-based RSUs, which are based on total shareholder return ("TSR") performance, to its senior executives and other key employees. The Company estimates the fair value of its TSR awards on the date of grant using a Monte Carlo simulation, which models multiple stock price paths of the Company's Class A common stock and that of its peer group to evaluate and determine its ultimate expected relative TSR performance ranking. Compensation expense, net of estimated forfeitures, is recorded regardless of whether, and the extent to which, the market condition is ultimately satisfied. No such awards were granted during the three-month periods ended July 2, 2022 and June 26, 2021.
A summary of performance-based RSU activity including TSR awards during the three months ended July 2, 2022 is as follows:

Number of Performance-based RSUs
(thousands)
Unvested at April 2, 2022	542
Granted	—
Change due to performance and/or market condition achievement	(58)
Vested	(269)
Forfeited	—
Unvested at July 2, 2022	215

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
No operating segments were aggregated to form the Company's reportable segments. In addition to these reportable segments, the Company also has other non-reportable segments, which primarily consist of Ralph Lauren and Chaps branded royalty revenues earned through its global licensing alliances. In addition, prior to its disposition at the end of the Company's first quarter of Fiscal 2022, other non-reportable segments also included sales of Club Monaco branded products made through the Company's retail and wholesale businesses in the U.S., Canada, and Europe, and its licensing alliances in Asia. Refer to Note 8 for additional discussion regarding the disposition of the Company's former Club Monaco business, as well as the transition of its Chaps business to a fully licensed business model.
The Company's segment reporting structure is consistent with how it establishes its overall business strategy, allocates resources, and assesses performance of its business. The accounting policies of the Company's segments are consistent with those described in Notes 2 and 3 of the Fiscal 2022 10-K. Sales and transfers between segments are generally recorded at cost and treated as transfers of inventory. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment's performance is evaluated based upon net revenues and operating income before restructuring-related charges, impairment of assets, and certain other one-time items, if any. Certain corporate overhead expenses related to global functions, most notably the Company's executive office, information technology, finance and accounting, human resources, and legal departments, largely remain at corporate. Additionally, other costs that cannot be allocated to the segments based on specific usage are also maintained at corporate, including corporate advertising and marketing expenses, depreciation and amortization of corporate assets, and other general and administrative expenses resulting from corporate-level activities and projects.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net revenues for each of the Company's segments are as follows:

	Three Months Ended
	July 2, 2022	June 26, 2021
	(millions)
Net revenues:
North America	$700.7	$662.1
Europe	415.6	354.9
Asia	334.1	288.2
Other non-reportable segments	40.2	71.1
Total net revenues	$1,490.6	$1,376.3
Operating income for each of the Company's segments is as follows:

	Three Months Ended
	July 2, 2022	June 26, 2021
	(millions)
Operating income(a):
North America	$132.8	$186.3
Europe	73.2	94.5
Asia	78.7	60.4
Other non-reportable segments	37.2	35.4
	321.9	376.6
Unallocated corporate expenses	(141.1)	(155.3)
Unallocated restructuring and other charges, net(b)	(5.6)	(0.7)
Total operating income	$175.2	$220.6

(a)Segment operating income and unallocated corporate expenses during the three months ended June 26, 2021 also included asset impairment charges (see Note 7), which are detailed below. No asset impairment charges were recorded during the three months ended July 2, 2022.

	Three Months Ended
	July 2, 2022	June 26, 2021
	(millions)
Asset impairment charges:
Asia	$—	$(1.1)
Unallocated corporate expenses	—	(17.5)
Total asset impairment charges	$—	$(18.6)

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(b)The three-month periods ended July 2, 2022 and June 26, 2021 included certain unallocated restructuring and other charges, net (see Note 8), which are detailed below:

	Three Months Ended
	July 2, 2022	June 26, 2021
	(millions)
Unallocated restructuring and other charges, net:
North America-related	$—	$0.1
Europe-related	1.1	1.0
Asia-related	0.2	0.1
Other non-reportable segment-related	—	(0.1)
Corporate operations-related	(2.0)	(1.0)
Unallocated restructuring charges	(0.7)	0.1
Other charges (see Note 8)	(4.9)	(0.8)
Total unallocated restructuring and other charges, net	$(5.6)	$(0.7)
Depreciation and amortization expense for the Company's segments is as follows:

	Three Months Ended
	July 2, 2022	June 26, 2021
	(millions)
Depreciation and amortization expense:
North America	$18.2	$18.0
Europe	7.8	7.8
Asia	12.1	12.9
Other non-reportable segments	—	0.4
Unallocated corporate	16.7	18.1
Total depreciation and amortization expense	$54.8	$57.2
Net revenues by geographic location of the reporting subsidiary are as follows:

	Three Months Ended
	July 2, 2022	June 26, 2021
	(millions)
Net revenues(a):
The Americas(b)	$746.2	$735.4
Europe(c)	410.4	352.5
Asia(d)	334.0	288.4
Total net revenues	$1,490.6	$1,376.3

(a)Net revenues for certain of the Company's licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.
(b)Includes the U.S., Canada, and Latin America. Net revenues earned in the U.S. during the three-month periods ended July 2, 2022 and June 26, 2021 were $712.1 million and $708.0 million, respectively.
(c)Includes the Middle East.
(d)Includes Australia and New Zealand.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18.    Additional Financial Information
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
A reconciliation of cash, cash equivalents, and restricted cash as of July 2, 2022 and April 2, 2022 from the consolidated balance sheets to the consolidated statements of cash flows is as follows:

	July 2, 2022	April 2, 2022
	(millions)
Cash and cash equivalents	$1,456.8	$1,863.8
Restricted cash included within prepaid expenses and other current assets	1.5	1.6
Restricted cash included within other non-current assets	6.0	6.6
Total cash, cash equivalents, and restricted cash	$1,464.3	$1,872.0
Restricted cash relates to cash held in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters and real estate leases.
Cash Paid for Interest and Taxes
Cash paid for interest and income taxes is as follows:

	Three Months Ended
	July 2, 2022	June 26, 2021
	(millions)
Cash paid for interest	$17.0	$17.7
Cash paid for income taxes, net of refunds	24.1	35.5
Cash Paid for Leases
The following table summarizes certain cash flow information related to the Company's leases:

	Three Months Ended
	July 2, 2022	June 26, 2021
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$85.7	$90.7
Operating cash flows for finance leases	2.9	3.2
Financing cash flows for finance leases	5.8	5.5
Non-cash Transactions
Operating lease ROU assets recorded in connection with the recognition of new lease liabilities were $54.2 million and $98.6 million during the three-month periods ended July 2, 2022 and June 26, 2021, respectively.
Non-cash investing activities also included capital expenditures incurred but not yet paid of $40.1 million and $17.6 million for the three-month periods ended July 2, 2022 and June 26, 2021, respectively.
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
These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is included in our Annual Report on Form 10-K for the fiscal year ended April 2, 2022 (the "Fiscal 2022 10-K"). There are no material changes to such risk factors, nor have we identified any previously undisclosed risks that could materially adversely affect our business, operating results, and/or financial condition, as set forth in Part II, Item 1A — "Risk Factors" of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
In this Form 10-Q, references to "Ralph Lauren," "ourselves," "we," "our," "us," and the "Company" refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the Saturday immediately before or after March 31. As such, fiscal year 2023 will end on April 1, 2023 and will be a 52-week period ("Fiscal 2023"). Fiscal year 2022 ended on April 2, 2022 and was a 53-week period ("Fiscal 2022"). The first quarter of Fiscal 2023 ended on July 2, 2022 and was a 13-week period. The first quarter of Fiscal 2022 ended on June 26, 2021 and was also a 13-week period.
INTRODUCTION
Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and notes thereto to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:
•Overview.    This section provides a general description of our business, global economic conditions and industry trends, and a summary of our financial performance for the three-month period ended July 2, 2022. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.
•Results of operations.    This section provides an analysis of our results of operations for the three-month period ended July 2, 2022 as compared to the three-month period ended June 26, 2021.
•Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of July 2, 2022, which includes (i) an analysis of our financial condition as compared to the prior fiscal year-end; (ii) an analysis of changes in our cash flows for the three months ended July 2, 2022 as compared to the three months ended June 26, 2021; (iii) an analysis of our liquidity, including the availability under our commercial paper borrowing program and credit facilities, our outstanding debt and covenant compliance, common stock repurchases, and payments of dividends; and (iv) a description of any material changes in our material cash requirements since April 2, 2022.
•Market risk management.    This section discusses any significant changes in our risk exposures related to foreign currency exchange rates, interest rates, and our investments since April 2, 2022.
•Critical accounting policies.     This section discusses any significant changes in our critical accounting policies since April 2, 2022. Critical accounting policies typically require significant judgment and estimation on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 3 of the Fiscal 2022 10-K.
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
No operating segments were aggregated to form our reportable segments. In addition to these reportable segments, we also have other non-reportable segments, representing approximately 3% of our Fiscal 2022 net revenues, which primarily consist of Ralph Lauren and Chaps branded royalty revenues earned through our global licensing alliances. In addition, prior to its disposition at the end of our first quarter of Fiscal 2022, our other non-reportable segments also included sales of Club Monaco branded products made through our retail and wholesale businesses in the U.S., Canada, and Europe, and our licensing alliances in Asia. Refer to "Recent Developments" for additional discussion regarding the disposition of our former Club Monaco business, as well as the transition of our Chaps business to a fully licensed business model.
Approximately 51% of our Fiscal 2022 net revenues were earned outside of the U.S. See Note 17 to the accompanying consolidated financial statements for further discussion of our segment reporting structure.
Our business is typically affected by seasonal trends, with higher levels of retail sales in our second and third fiscal quarters and higher wholesale sales in our second and fourth fiscal quarters. These trends result primarily from the timing of key vacation travel, back-to-school, and holiday shopping periods impacting our retail business and timing of seasonal wholesale shipments. As a result of changes in our business, consumer spending patterns, and the macroeconomic environment, including those resulting from pandemic diseases and other catastrophic events, historical quarterly operating trends and working capital requirements may not be indicative of our future performance. In addition, fluctuations in sales, operating income (loss), and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, our operating results and cash flows for the three-month period ended July 2, 2022 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2023.
Recent Developments
COVID-19 Pandemic
Beginning in the fourth quarter of our fiscal year ended March 28, 2020, a novel strain of coronavirus commonly referred to as COVID-19 emerged and spread rapidly across the globe, including throughout all major geographies in which we operate, resulting in adverse economic conditions and widespread business disruptions. Since then, governments worldwide have periodically imposed varying degrees of preventative and protective actions, such as temporary travel bans, forced business closures, and stay-at-home orders, all in an effort to reduce the spread of the virus.
As a result of the COVID-19 pandemic, we have experienced varying degrees of business disruptions since its beginning, including periods of closure of our stores and corporate-related facilities, as have our wholesale customers, licensing partners, and suppliers. Such disruptions continued throughout Fiscal 2022 in certain regions, although to a lesser extent than the widespread significant disruptions experienced during our fiscal year ended March 27, 2021, and have since extended into the first quarter of Fiscal 2023, most notably in Asia where approximately 50% of our stores in China experienced closures for a significant portion of the quarter. Further, throughout the course of the pandemic, the majority of our stores that were able to remain open have periodically been subject to limited operating hours and/or customer capacity levels in accordance with local health guidelines, with traffic remaining challenged. However, our digital commerce operations have grown significantly from pre-pandemic levels, due in part to our investments and enhanced capabilities, as well as changes in consumer shopping preferences.
The COVID-19 pandemic also continues to adversely impact our distribution, logistic, and sourcing partners, including temporary factory closures, labor shortages, vessel, container and other transportation shortages, and port congestion. Such disruptions have reduced the availability of inventory, delayed timing of inventory receipts, and resulted in increased costs for both the purchase and transportation of such inventory.
Despite the introduction of COVID-19 vaccines, the pandemic remains volatile and continues to evolve, with resurgences and outbreaks occurring in various parts of the world, including those resulting from variants of the virus. Accordingly, we cannot predict for how long and to what extent the pandemic will continue to impact our business operations or the overall global economy. We will continue to assess our operations location-by-location, considering the guidance of local governments and global health organizations. See Item 1A — "Risk Factors — Risks Related to Macroeconomic Conditions — Infectious disease outbreaks, such as the COVID-19 pandemic, could have a material adverse effect on our business" in the Fiscal 2022 10-K for additional discussion regarding risks to our business associated with the COVID-19 pandemic.
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
In connection with the Fiscal 2021 Strategic Realignment Plan, we have recorded cumulative pre-tax charges of $262.8 million, of which $0.7 million and $18.5 million were recorded during the three-month periods ended July 2, 2022 and June 26, 2021, respectively. Actions associated with the Fiscal 2021 Strategic Realignment Plan were substantially completed by the end of Fiscal 2022, with certain remaining actions expected to be completed during Fiscal 2023. We expect total charges of up to $300 million to be incurred in connection with this plan, consisting of cash-related charges of approximately $180 million and non-cash charges of approximately $120 million. Actions associated with this plan are expected to result in gross annualized pre-tax expense savings of approximately $200 million, a portion of which is being reinvested back into the business.
See Note 8 to our accompanying consolidated financial statements for additional discussion regarding charges recorded in connection with the Fiscal 2021 Strategic Restructuring Plan.
Global Economic Conditions and Industry Trends
The global economy and retail industry are impacted by many different factors. As discussed in "Recent Developments," governments worldwide have periodically imposed varying degrees of preventative and protective actions throughout the course of the COVID-19 pandemic, such as temporary travel bans, forced business closures, and stay-at-home orders, all in an effort to reduce the spread of the virus. Such actions, together with changes in consumers' willingness to congregate in populated areas and lower levels of disposal income due to higher unemployment rates, have resulted in significant business disruptions across a wide array of industries since the outbreak of the pandemic. The COVID-19 pandemic has also significantly disrupted distribution, logistic, and supply chain operations globally, including temporary factory closures, labor shortages, vessel, container and other transportation shortages, and port congestion. Such disruptions have reduced the availability of inventory, delayed timing of inventory receipts, and resulted in increased costs for both the purchase and transportation of such inventory. Despite the introduction of COVID-19 vaccines, resurgences and outbreaks continue to occur in certain geographic locations, including those resulting from variants of the virus. Accordingly, it is not clear at this time how much longer and to what extent the pandemic will last.
The global economy has also been negatively impacted by the war between Russia and Ukraine. Several countries, including the U.S., have imposed significant economic sanctions against Russia, including export controls and other trade restrictions with Russian entities. Various companies, including Ralph Lauren, have also voluntarily elected to suspend operations in Russia in protest of the conflict. The Russia-Ukraine war has adversely impacted consumer sentiment and confidence, particularly in Eastern Europe. It is not clear at this time how long the conflict will endure, or if it will escalate further with additional countries declaring war against each other, which could further compound the adverse impact to the global economy. Certain other worldwide events and factors, such as international trade relations, new legislation and regulations, taxation or monetary policy changes, political and civil unrest, and significant inflationary pressures, including increases in the cost of raw materials, transportation, wages, healthcare and other benefit-related costs, among other factors, have also adversely impacted the global economy.
The retail landscape in which we operate continues to be disrupted by the COVID-19 pandemic, including periods of temporary closures of stores and distribution centers and declines in retail traffic, tourism, and consumer spending on discretionary items. The retail industry, particularly in the U.S., has also experienced numerous bankruptcies, restructurings, and ownership changes in recent years. Supply chain-related risks also continue to exist as manufacturers and transportation providers alike are finding it difficult to meet increased consumer demand. The continuation of these industry trends could have a material adverse effect on our business or operating results. Additionally, changes in economic conditions, including recent inflationary pressures and the growing concerns of a potential recession, may further impact consumer discretionary income levels, spending, and sentiment.

We have implemented various strategies globally to help address many of these current challenges and continue to build a foundation for long-term profitable growth centered around strengthening our consumer-facing areas of product, stores, and marketing across channels and driving a more efficient operating model. Throughout the course of the COVID-19 pandemic, our priority has been to ensure the safety and well-being of our employees, customers, and the communities in which we operate around the world. We continue to consider the guidance of local governments and global health organizations and have implemented health and safety protocols in our stores, distribution centers, and corporate facilities. Investing in our digital ecosystem remains a primary focus and is a key component of our integrated global omni-channel strategy and driving consumer engagement, particularly in light of the current COVID-19 pandemic, which has and could continue to reshape consumer shopping preferences. During the first quarter of Fiscal 2023, we launched additional digital sites in key markets globally, including India and Israel. We also continue to drive consumer engagement and global brand awareness through our sports sponsorships, with recent events including the Wimbledon and PGA Championship, as well as through our special product releases and limited collections and celebrity dressings at highly publicized events, such as the recent Met Gala. Additionally, we have accelerated our marketing investments, with a focus on supporting new customer acquisition, digitally-amplified brand campaigns, and resumption of in-store programs as markets continue to reopen worldwide. We also continue to take deliberate actions to ensure promotional consistency across channels and to enhance the overall brand and shopping experience, including better aligning shipments and inventory levels with underlying demand. We also remain committed to optimizing our wholesale distribution channel and enhancing our department store consumer experience.
We will continue to monitor these conditions and trends and will evaluate and adjust our operating strategies and foreign currency and cost management opportunities to help mitigate the related impacts on our results of operations, while remaining focused on the long-term growth of our business and protecting and elevating the value of our brand.
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A — "Risk Factors" in our Fiscal 2022 10-K.
Summary of Financial Performance
Operating Results
During the three months ended July 2, 2022, we reported net revenues of $1.491 billion, net income of $123.4 million, and net income per diluted share of $1.73, as compared to net revenues of $1.376 billion, net income of $164.7 million, and net income per diluted share of $2.18 during the three months ended June 26, 2021. The comparability of our operating results has been affected by net restructuring-related charges, impairment of assets, and certain other benefits (charges), as well as the impacts of the disposition of our former Club Monaco business at the end of the first quarter of Fiscal 2022 and the transition of our Chaps business to a fully licensed business model during the second quarter of Fiscal 2022, as discussed further below. We also continue to experience varying degrees of business disruptions resulting from the COVID-19 pandemic, including periods of temporary closures of our stores, as well as sourcing and distribution-related delays.
Our operating performance for the three months ended July 2, 2022 reflected revenue increases of 8.3% on a reported basis and 13.4% on a constant currency basis, as defined within "Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition" below. The increase in net revenues reflected growth across all of our reportable segments and sales channels, despite revenue declines associated with the disposition of our former Club Monaco business at the end of the first quarter of Fiscal 2022 and the transition of our Chaps business to a fully licensed business model during the second quarter of Fiscal 2022, as discussed further below.
Our gross profit as a percentage of net revenues declined by 310 basis points to 67.2% during the three months ended July 2, 2022, primarily driven by higher non-routine inventory charges recorded during the three months ended July 2, 2022 as compared to the prior fiscal year period, higher product and freight costs, and net unfavorable foreign currency effects, partially offset by improved pricing and lower levels of promotional activity.
Selling, general, and administrative ("SG&A") expenses as a percentage of net revenues during the three months ended July 2, 2022 increased by 210 basis points to 55.0%, primarily driven by the return to a more normalized level of marketing investments, as well as higher compensation and selling-related expenses to drive strategic growth.
Net income decreased by $41.3 million to $123.4 million during the three months ended July 2, 2022 as compared to the three months ended June 26, 2021, primarily due to a $45.4 million decline in our operating income, partially offset by a $6.5 million decrease in our income tax provision. Net income per diluted share decreased by $0.45 to $1.73 per share during the three months ended July 2, 2022 driven by the lower level of net income, partially offset by lower weighted-average diluted shares outstanding.

During the three-month periods ended July 2, 2022 and June 26, 2021, our operating results were negatively impacted by net restructuring-related charges, impairment of assets, and certain other charges (benefits) totaling $14.8 million and $10.4 million, respectively, which had an after-tax effect of reducing net income by $11.2 million, or $0.15 per diluted share, and $7.7 million, or $0.11 per diluted share, respectively.
Financial Condition and Liquidity
We ended the first quarter of Fiscal 2023 in a net cash and short-term investments position (calculated as cash and cash equivalents, plus short-term investments, less total debt) of $639.9 million, as compared to $962.1 million as of the end of Fiscal 2022. The decrease in our net cash and short-term investments position was primarily due to our use of cash to support Class A common stock repurchases of $234.7 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to make dividend payments of $48.1 million, and to invest in our business through $39.4 million in capital expenditures, as well as the unfavorable effect of exchange rate changes on our cash, cash equivalents, and restricted cash of $30.0 million, partially offset by operating cash flows of $45.3 million.
Net cash provided by operating activities was $45.3 million during the three months ended July 2, 2022, as compared to $247.6 million during the three months ended June 26, 2021. The net decrease in cash provided by operating activities was due to a net unfavorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period, as well as a decrease in net income before non-cash charges.
Our equity decreased to $2.364 billion as of July 2, 2022 compared to $2.536 billion as of April 2, 2022, due to our share repurchase activity and dividends declared during the three months ended July 2, 2022, partially offset by our comprehensive income and the net impact of stock-based compensation arrangements.
Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition
The comparability of our operating results for the three-month periods ended July 2, 2022 and June 26, 2021 has been affected by certain events, including:
•pretax charges incurred in connection with our restructuring activities, as well as certain other benefits (charges), as summarized below (references to "Notes" are to the notes to the accompanying consolidated financial statements):

	Three Months Ended
	July 2, 2022	June 26, 2021
	(millions)
Impairment of assets (see Note 7)	$—	$(18.6)
Restructuring and other charges, net (see Note 8)	(5.6)	(0.7)
Non-routine inventory benefits (charges)(a)	(11.6)	8.0
Non-routine bad debt expense reversals(b)	2.4	0.9
Total charges	$(14.8)	$(10.4)

(a)Non-routine inventory benefits (charges) are recorded within cost of goods sold in the consolidated statements of operations. The charges recorded during the three months ended July 2, 2022 primarily related to the Russia-Ukraine war. The benefits recorded during the three months ended June 26, 2021 related to reversals of amounts previously recognized in connection with the COVID-19 pandemic.
(b)Non-routine bad debt expense reversals are recorded within SG&A expenses in the consolidated statements of operations. The reversals recorded during the three-month periods ended July 2, 2022 and June 26, 2021 related to charges previously recognized in connection with the Russia-Ukraine war and COVID-19 pandemic, respectively.
•the disposition of our former Club Monaco business at the end of the first quarter of Fiscal 2022. We did not recognize any net revenues during the three months ended July 2, 2022 in connection with our former Club Monaco business, whereas in comparison we recognized net revenues of approximately $34 million during the prior fiscal year period;
•the transition of our Chaps business to a fully licensed business model during the second quarter of Fiscal 2022, which resulted in an overall decline in net revenues of approximately $16 million during the three months ended July 2, 2022 as compared to the prior fiscal year period; and

•other adverse impacts related to COVID-19 business disruptions during the three-month periods ended July 2, 2022 and June 26, 2021.
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

RESULTS OF OPERATIONS
Three Months Ended July 2, 2022 Compared to Three Months Ended June 26, 2021
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	July 2, 2022	June 26, 2021	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$1,490.6	$1,376.3	$114.3	8.3%
Cost of goods sold	(489.2)	(408.2)	(81.0)	19.9%
Gross profit	1,001.4	968.1	33.3	3.4%
Gross profit as % of net revenues	67.2%	70.3%		(310 bps)
Selling, general, and administrative expenses	(820.6)	(728.2)	(92.4)	12.7%
SG&A expenses as % of net revenues	55.0%	52.9%		210 bps
Impairment of assets	—	(18.6)	18.6	(100.0%)
Restructuring and other charges, net	(5.6)	(0.7)	(4.9)	758.2%
Operating income	175.2	220.6	(45.4)	(20.6%)
Operating income as % of net revenues	11.8%	16.0%		(420 bps)
Interest expense	(11.8)	(13.3)	1.5	(11.7%)
Interest income	3.6	1.8	1.8	102.7%
Other income (expense), net	(4.8)	0.9	(5.7)	NM
Income before income taxes	162.2	210.0	(47.8)	(22.8%)
Income tax provision	(38.8)	(45.3)	6.5	(14.3%)
Effective tax rate(a)	23.9%	21.6%		230 bps
Net income	$123.4	$164.7	$(41.3)	(25.1%)
Net income per common share:
Basic	$1.76	$2.23	$(0.47)	(21.1%)
Diluted	$1.73	$2.18	$(0.45)	(20.6%)

(a)Effective tax rate is calculated by dividing the income tax provision by income before income taxes.
NM Not meaningful.
Net Revenues.    Net revenues increased by $114.3 million, or 8.3%, to $1.491 billion during the three months ended July 2, 2022 as compared to the three months ended June 26, 2021, including net unfavorable foreign currency effects of $69.5 million. On a constant currency basis, net revenues increased by $183.8 million, or 13.4%. The increase in net revenues reflected growth across all of our reportable segments and sales channels, despite revenue declines associated with the disposition of our former Club Monaco business at the end of the first quarter of Fiscal 2022 and the transition of our Chaps business to a fully licensed business model during the second quarter of Fiscal 2022.
The following table summarizes the percentage change in our consolidated comparable store sales for the three months ended July 2, 2022 as compared to the prior fiscal year period:

% Change
Digital commerce	7%
Brick and mortar	16%
Total comparable store sales	15%

Our global average store count increased by 86 stores and concession shops during the three months ended July 2, 2022 compared with the three months ended June 26, 2021, largely driven by new openings primarily in Asia. The following table details our retail store presence by segment as of the periods presented:

	July 2, 2022	June 26, 2021
Freestanding Stores:
North America	238	233
Europe	97	94
Asia	191	155
Total freestanding stores	526	482

Concession Shops:
North America	1	1
Europe	29	29
Asia	678	617
Total concession shops	708	647
Total stores	1,234	1,129
In addition to our stores, we sell products online in North America, Europe, and Asia through our various digital commerce sites, as well as through our Polo mobile apps in North America and the United Kingdom. We also sell products online through various third-party digital partner commerce sites, primarily in Asia.
Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the comparable prior fiscal year period, are provided below:

	Three Months Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	July 2, 2022	June 26, 2021	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$700.7	$662.1	$38.6	$(0.3)	$38.9	5.8%	5.9%
Europe	415.6	354.9	60.7	(40.2)	100.9	17.1%	28.4%
Asia	334.1	288.2	45.9	(28.9)	74.8	15.9%	26.0%
Other non-reportable segments(a)	40.2	71.1	(30.9)	(0.1)	(30.8)	(43.4%)	(43.2%)
Total net revenues	$1,490.6	$1,376.3	$114.3	$(69.5)	$183.8	8.3%	13.4%

(a)Reflects the disposition of our former Club Monaco business at the end of the first quarter of Fiscal 2022.
North America net revenues — Net revenues increased by $38.6 million, or 5.8%, during the three months ended July 2, 2022 as compared to the three months ended June 26, 2021. On a constant currency basis, net revenues increased by $38.9 million, or 5.9%.
The $38.6 million net increase in North America net revenues was driven by:
•a $25.6 million net increase related to our North America retail business, reflecting growth in both our brick and mortar and digital commerce operations. On a constant currency basis, net revenues increased by $25.8 million, reflecting increases of $20.7 million in comparable store sales and $5.1 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our North America retail business:

% Change
Digital commerce	2%
Brick and mortar	5%
Total comparable store sales	5%
•a $13.0 million net increase related to our North America wholesale business largely driven by overall stronger consumer demand. This increase was realized despite the transition of our Chaps business to a fully licensed business model during the second quarter of Fiscal 2022.
Europe net revenues — Net revenues increased by $60.7 million, or 17.1%, during the three months ended July 2, 2022 as compared to the three months ended June 26, 2021. On a constant currency basis, net revenues increased by $100.9 million, or 28.4%.
The $60.7 million net increase in Europe net revenues was driven by:
•a $45.1 million net increase related to our Europe retail business, reflecting growth in both our brick and mortar and digital commerce operations, partially offset by net unfavorable foreign currency effects of $19.4 million. On a constant currency basis, net revenues increased by $64.5 million, reflecting increases of $48.3 million in comparable store sales and $16.2 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Europe retail business:

% Change
Digital commerce	7%
Brick and mortar	45%
Total comparable store sales	34%
•a $15.6 million net increase related to our Europe wholesale business largely driven by overall stronger consumer demand, partially offset by net unfavorable foreign currency effects of $20.8 million.
Asia net revenues — Net revenues increased by $45.9 million, or 15.9%, during the three months ended July 2, 2022 as compared to the three months ended June 26, 2021, despite approximately 50% of our stores in China experiencing COVID-19-related closures for a significant portion of the current fiscal year period. On a constant currency basis, net revenues increased by $74.8 million, or 26.0%.
The $45.9 million net increase in Asia net revenues was driven by:
•a $41.1 million net increase related to our Asia retail business, reflecting growth in both our brick and mortar and digital commerce operations, partially offset by net unfavorable foreign currency effects of $27.6 million. On a constant currency basis, net revenues increased by $68.7 million, reflecting increases of $42.6 million in comparable store sales and $26.1 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Asia retail business:

% Change
Digital commerce	37%
Brick and mortar	17%
Total comparable store sales	19%
•a $4.8 million net increase related to our Asia wholesale business, reflecting increases most notably in South Korea and Australia.
Gross Profit.    Gross profit increased by $33.3 million, or 3.4%, to $1.001 billion for the three months ended July 2, 2022, including net unfavorable foreign currency effects of $62.9 million. Gross profit as a percentage of net revenues declined to 67.2% for the three months ended July 2, 2022 from 70.3% for the three months ended June 26, 2021. The 310 basis point decline was primarily driven by higher non-routine inventory charges recorded during the three months ended July 2, 2022 as compared to the prior fiscal year period, higher product and freight costs, and net unfavorable foreign currency effects, partially offset by improved pricing and lower levels of promotional activity.

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
Selling, General, and Administrative Expenses.    SG&A expenses include costs relating to compensation and benefits, advertising and marketing, rent and occupancy, distribution, information technology, legal, depreciation and amortization, bad debt, and other selling and administrative costs. SG&A expenses increased by $92.4 million, or 12.7%, to $820.6 million for the three months ended July 2, 2022, including net favorable foreign currency effects of $33.1 million. SG&A expenses as a percentage of net revenues increased to 55.0% for the three months ended July 2, 2022 from 52.9% for the three months ended June 26, 2021. The 210 basis point increase was primarily driven by the return to a more normalized level of marketing investments, as well as higher compensation and selling-related expenses to drive strategic growth.
The $92.4 million increase in SG&A expenses was driven by:

Three Months Ended July 2, 2022 Compared to Three Months Ended June 26, 2021
(millions)
SG&A expense category:
Marketing and advertising expenses	$31.8
Compensation-related expenses	21.3
Selling-related expenses	11.6
Staff-related expenses	10.1
Rent and occupancy costs	5.3
Shipping and handling costs	5.1
Other	7.2
Total increase in SG&A expenses	$92.4
Impairment of Assets. No non-cash impairment charges were recorded during the three months ended July 2, 2022. During the three months ended June 26, 2021, we recorded non-cash impairment charges of $18.6 million to write-down certain long-lived assets. See Note 7 to the accompanying consolidated financial statements.
Restructuring and Other Charges, Net. During the three-month periods ended July 2, 2022 and June 26, 2021, we recorded net restructuring charges and benefits of $0.7 million and $0.1 million, respectively, primarily consisting of severance and benefits costs (reversals) and other cash charges, as well as other charges of $4.9 million and $0.8 million, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired. See Note 8 to the accompanying consolidated financial statements.
Operating Income.   Operating income decreased by $45.4 million, or 20.6%, to $175.2 million for the three months ended July 2, 2022. Our operating results during the three-month periods ended July 2, 2022 and June 26, 2021 were negatively impacted by net restructuring-related charges, impairment of assets, and certain other charges (benefits) totaling $14.8 million and $10.4 million, respectively. The decline in operating income also reflects net unfavorable foreign currency effects of $29.8 million. Operating income as a percentage of net revenues was 11.8% for the three months ended July 2, 2022, reflecting a 420 basis point decline from the prior fiscal year period. The decline in operating income as a percentage of net revenues was primarily driven by the decrease in our gross margin and the increase in SG&A expenses as a percentage of net revenues, as previously discussed.

Operating income and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the comparable prior fiscal year period, are provided below:

	Three Months Ended
	July 2, 2022		June 26, 2021
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$132.8	19.0%	$186.3	28.1%	$(53.5)	(910 bps)
Europe	73.2	17.6%	94.5	26.6%	(21.3)	(900 bps)
Asia	78.7	23.5%	60.4	20.9%	18.3	260 bps
Other non-reportable segments(a)	37.2	92.4%	35.4	49.8%	1.8	4,260 bps
	321.9		376.6		(54.7)
Unallocated corporate expenses	(141.1)		(155.3)		14.2
Unallocated restructuring and other charges, net	(5.6)		(0.7)		(4.9)
Total operating income	$175.2	11.8%	$220.6	16.0%	$(45.4)	(420 bps)

(a)Reflects the disposition of our Club Monaco business at the end of the first quarter of Fiscal 2022.
North America operating margin declined by 910 basis points, primarily due to the unfavorable impacts of approximately 550 basis points and 120 basis points related to our retail and wholesale businesses, respectively, both largely driven by an increase in SG&A expenses as a percentage of net revenues due in part to higher marketing investments and a decline in our gross margin due in part to higher freight costs. The remaining 240 basis point decline was attributable to higher non-routine inventory charges recorded during the three months ended July 2, 2022 as compared to the prior fiscal year period.
Europe operating margin declined by 900 basis points, primarily due to the unfavorable impacts of approximately 350 basis points and 120 basis points related to our wholesale and retail businesses, respectively, both largely driven by a decline in our gross margin due in part to higher freight costs. The basis point decline of our wholesale business also reflected an increase in SG&A expenses as a percentage of net revenues due in part to higher marketing investments. The overall decline in operating margin also reflected unfavorable foreign currency effects of approximately 330 basis points, as well as approximately 70 basis points attributable to unfavorable channel mix. The remaining 30 basis point decline was attributable to higher net non-routine inventory charges and bad debt expense recorded during the three months ended July 2, 2022 as compared to the prior fiscal year period.
Asia operating margin improved by 260 basis points, primarily due to the favorable impact of approximately 230 basis points related to our retail business, largely driven by an increase in our gross margin and a decline in SG&A expenses as a percentage of net revenues. The overall improvement in operating margin also reflected 40 basis points attributable to lower impairment of assets recorded during the three months ended July 2, 2022 as compared to the prior fiscal year period, as well as approximately 30 basis points related to our wholesale business, largely driven by a decline in SG&A expenses as a percentage of net revenues. These improvements in operating margin were partially offset by unfavorable foreign currency effects of approximately 40 basis points.
Unallocated corporate expenses decreased by $14.2 million to $141.1 million during the three months ended July 2, 2022. The decline in unallocated corporate expenses was due to lower impairment charges of $17.5 million and higher intercompany sourcing commission income of $9.3 million (which is offset at the segment level and eliminates in consolidation), partially offset by higher marketing and advertising expenses of $6.7 million and higher other expenses of $5.9 million.
Unallocated restructuring and other charges, net increased by $4.9 million to $5.6 million during the three months ended July 2, 2022, as previously discussed above and in Note 8 to the accompanying consolidated financial statements.

Non-operating Income (Expense), Net. Non-operating income (expense), net is comprised of interest expense, interest income, and other income (expense), net, which includes foreign currency gains (losses), equity in income (losses) from our equity-method investees, and other non-operating expenses. During the three-month periods ended July 2, 2022 and June 26, 2021, we reported non-operating expense, net of $13.0 million and $10.6 million, respectively. The $2.4 million increase in non-operating expense, net was primarily driven by a $5.7 million increase in other expense, net, largely due to higher net foreign currency losses during the three months ended July 2, 2022 as compared to the prior fiscal year period. This unfavorable variance was partially offset by:
•a $1.8 million increase in interest income, primarily driven by higher interest rates in financial markets; and
•a $1.5 million decrease in interest expense, primarily driven by the lower average level of outstanding debt during the three months ended July 2, 2022 as compared to the prior fiscal year period resulting from our repayment of the 1.700% Senior Notes that matured on June 15, 2022 (see "Financial Condition and Liquidity — Cash Flows"), as well as lower interest expense related to our finance leases.
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
The income tax provision and effective tax rate for the three months ended July 2, 2022 were $38.8 million and 23.9%, respectively, compared to $45.3 million and 21.6%, respectively, for the three months ended June 26, 2021. The $6.5 million decrease in our income tax provision was driven by the decline in our pretax income, partially offset by a 230 basis point increase in our effective tax rate. The increase in our effective tax rate was primarily due to the absence of prior year deferred tax adjustments of certain deferred tax liabilities, partially offset by a favorable change for audit related adjustments. See Note 9 to the accompanying consolidated financial statements.
Net Income.    Net income decreased to $123.4 million for the three months ended July 2, 2022, from $164.7 million for the three months ended June 26, 2021. The $41.3 million decrease in net income was primarily due to the decline in our operating income, partially offset by the decrease in our income tax provision, both as previously discussed. Our operating results during the three-month periods ended July 2, 2022 and June 26, 2021 were negatively impacted by net restructuring-related charges, and certain other charges (benefits) totaling $14.8 million and $10.4 million, respectively, which had an after-tax effect of reducing net income by $11.2 million and $7.7 million, respectively.
Net Income per Diluted Share.    Net income per diluted share decreased to $1.73 for the three months ended July 2, 2022, from $2.18 for the three months ended June 26, 2021. The $0.45 per share decrease was driven by the lower level of net income, as previously discussed, partially offset by lower weighted-average diluted shares outstanding during the three months ended July 2, 2022 driven by our share repurchases during the last twelve months. Net income per diluted share for the three-month periods ended July 2, 2022 and June 26, 2021 were also negatively impacted by $0.15 per share and $0.11 per share, respectively, related to net restructuring-related charges, impairment of assets, and certain other charges (benefits), as previously discussed.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of July 2, 2022 and April 2, 2022:

	July 2, 2022	April 2, 2022	$ Change
	(millions)
Cash and cash equivalents	$1,456.8	$1,863.8	$(407.0)
Short-term investments	320.1	734.6	(414.5)
Current portion of long-term debt(a)	—	(499.8)	499.8
Long-term debt(a)	(1,137.0)	(1,136.5)	(0.5)
Net cash and short-term investments	$639.9	$962.1	$(322.2)
Equity	$2,364.1	$2,536.0	$(171.9)

(a)See Note 10 to the accompanying consolidated financial statements for discussion of the carrying values of our debt.
The decrease in our net cash and short-term investments position at July 2, 2022 as compared to April 2, 2022 was primarily due to our use of cash to support Class A common stock repurchases of $234.7 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to make dividend payments of $48.1 million, and to invest in our business through $39.4 million in capital expenditures, as well as the unfavorable effect of exchange rate changes on our cash, cash equivalents, and restricted cash of $30.0 million, partially offset by operating cash flows of $45.3 million.
The decrease in our equity was attributable to our share repurchase activity and dividends declared during the three months ended July 2, 2022, partially offset by our comprehensive income and the net impact of stock-based compensation arrangements.
Cash Flows
The following table details our cash flows for the three-month periods ended July 2, 2022 and June 26, 2021:

	Three Months Ended
	July 2, 2022	June 26, 2021	$ Change
	(millions)
Net cash provided by operating activities	$45.3	$247.6	$(202.3)
Net cash provided by (used in) investing activities	365.6	(199.4)	565.0
Net cash used in financing activities	(788.6)	(34.3)	(754.3)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(30.0)	3.3	(33.3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(407.7)	$17.2	$(424.9)
Net Cash Provided by Operating Activities.    Net cash provided by operating activities was $45.3 million during the three months ended July 2, 2022, as compared to $247.6 million during the three months ended June 26, 2021. The $202.3 million net decrease in cash provided by operating activities was due to a net unfavorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period as well as a decrease in net income before non-cash charges.
The net unfavorable change related to our operating assets and liabilities, including our working capital, was primarily driven by:
•a year-over-year increase in our inventory levels largely to support revenue growth, as well as higher goods-in-transit to mitigate ongoing global supply chain delays;

•an unfavorable change related to our prepaid expenses and other current assets largely driven by the timing of cash payments; and
•an unfavorable change related to our accounts receivable, largely driven by stronger performance in our wholesale businesses, as well as timing of cash receipts.
These decreases related to our operating assets and liabilities were partially offset by:
•a net favorable change in our accounts payable and accrued liabilities largely driven by an increase in our expenses during the first quarter of Fiscal 2023 compared to the prior year period, partially offset by an unfavorable change in our dividends payable related to the temporary suspension and subsequent resumption of our quarterly cash dividend program in Fiscal 2022.
Net Cash Provided by (Used in) Investing Activities.    Net cash provided by investing activities was $365.6 million during the three months ended July 2, 2022, as compared to cash used in investing activities of $199.4 million during the three months ended June 26, 2021. The $565.0 million net increase in cash provided by investing activities was primarily driven by:
•a $581.6 million increase in proceeds from sales and maturities of investments, less purchases of investments. During the three months ended July 2, 2022, we received net proceeds from sales and maturities of investments of $411.0 million, as compared to making net purchases of investments of $170.6 million during the three months ended June 26, 2021.
This increase in cash provided by investing activities was partially offset by:
•an $11.2 million increase in capital expenditures. During the three months ended July 2, 2022, we spent $39.4 million on capital expenditures, as compared to $28.2 million during the three months ended June 26, 2021. Our capital expenditures during the three months ended July 2, 2022 primarily related to store openings and renovations, as well as enhancements to our information technology systems.
Over the course of Fiscal 2023, we continue to expect to spend approximately $290 million to $310 million on capital expenditures primarily related to store opening and renovations, as well as enhancements to our information technology systems.
Net Cash Used in Financing Activities.    Net cash used in financing activities was $788.6 million during the three months ended July 2, 2022, as compared to net cash used in financing activities of $34.3 million during the three months ended June 26, 2021. The $754.3 million net increase in cash used in financing activities was primarily driven by:
•a $500.0 million increase in cash used to repay debt. During the three months ended July 2, 2022, we repaid our previously outstanding $500.0 million principal amount of unsecured 1.700% senior notes that matured June 15, 2022. On a comparative basis, during the three months ended June 26, 2021, we did not issue or repay any debt;
•a $205.9 million increase in cash used to repurchase shares of our Class A common stock. During the three months ended July 2, 2022, we used $213.3 million to repurchase shares of our Class A common stock pursuant to our common stock repurchase program (which had been temporarily paused in connection with the COVID-19 pandemic but subsequently resumed during the third quarter of Fiscal 2022), and an additional $21.4 million in shares of our Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our long-term stock incentive plans. On a comparative basis, during the three months ended June 26, 2021, $28.8 million in shares of our Class A common stock were surrendered or withheld for taxes; and
•a $48.1 million increase in payments of dividends, due to the reinstatement of our quarterly cash dividend program during Fiscal 2022 after being temporarily suspended at the beginning of the COVID-19 pandemic as a preemptive action to preserve cash and strengthen our liquidity position, as discussed in "Dividends" below.

Sources of Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, our available cash and cash equivalents and short-term investments, availability under our credit and overdraft facilities and commercial paper program, and other available financing options.
During the three months ended July 2, 2022, we generated $45.3 million of net cash flows from our operations. As of July 2, 2022, we had $1.777 billion in cash, cash equivalents, and short-term investments, of which $636.6 million were held by our subsidiaries domiciled outside the U.S. We are not dependent on foreign cash to fund our domestic operations. Undistributed foreign earnings generated on or before December 31, 2017 that were subject to the one-time mandatory transition tax in connection with U.S. tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA") are not considered to be permanently reinvested and may be repatriated to the U.S. in the future with minimal or no additional U.S. taxation. We intend to permanently reinvest undistributed foreign earnings generated after December 31, 2017 that were not subject to the one-time mandatory transition tax. However, if our plans change and we choose to repatriate post-2017 earnings to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.
The following table presents the total availability, borrowings outstanding, and remaining availability under our credit and overdraft facilities and Commercial Paper Program as of July 2, 2022:

	July 2, 2022
Description(a)	Total Availability	Borrowings Outstanding		Remaining Availability
	(millions)
Global Credit Facility and Commercial Paper Program(b)	$500	$9	(c)	$491
Pan-Asia Credit Facilities	38	—		38
Japan Overdraft Facility	37	—		37

(a)As defined in Note 10 to the accompanying consolidated financial statements.
(b)Borrowings under the Commercial Paper Program are supported by the Global Credit Facility. Accordingly, we do not expect combined borrowings outstanding under the Commercial Paper Program and the Global Credit Facility to exceed $500 million.
(c)Represents outstanding letters of credit for which we were contingently liable under the Global Credit Facility as of July 2, 2022.
We believe that the Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of July 2, 2022, there were eight financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 20%. In accordance with the terms of the agreement, we have the ability to expand our borrowing availability under the Global Credit Facility to $1 billion through the full term of the facility, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments.
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
See Note 10 to the accompanying consolidated financial statements and Note 11 of the Fiscal 2022 10-K for additional information relating to our credit facilities.
Debt and Covenant Compliance
In August 2018, we completed a registered public debt offering and issued $400 million aggregate principal amount of unsecured senior notes due September 15, 2025, which bear interest at a fixed rate of 3.750%, payable semi-annually (the "3.750% Senior Notes"). In June 2020, we completed another registered public debt offering and issued an additional $500 million aggregate principal amount of unsecured senior notes that were due and repaid on June 15, 2022 with cash on hand, which bore interest at a fixed rate of 1.700%, payable semi-annually (the "1.700% Senior Notes"), and $750 million aggregate principal amount of unsecured senior notes due June 15, 2030, which bear interest at a fixed rate of 2.950%, payable semi-annually (the "2.950% Senior Notes").
The indenture and supplemental indentures governing the 3.750% Senior Notes and 2.950% Senior Notes (as supplemented, the "Indenture") contain certain covenants that restrict our ability, subject to specified exceptions, to incur certain liens; enter into sale and leaseback transactions; consolidate or merge with another party; or sell, lease, or convey all or substantially all of our property or assets to another party. However, the Indenture does not contain any financial covenants.
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
The Global Credit Facility contains a number of covenants, as described in Note 10 to the accompanying consolidated financial statements. As of July 2, 2022, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility. The Pan-Asia Borrowing Facilities do not contain any financial covenants.
See Note 10 to the accompanying consolidated financial statements and Note 11 of the Fiscal 2022 10-K for additional information relating to our debt and covenant compliance.
Common Stock Repurchase Program
Repurchases of shares of our Class A common stock are subject to overall business and market conditions, as well as other potential factors such as the temporary restrictions previously in place under our Global Credit Facility. Accordingly, in response to business disruptions related to the COVID-19 pandemic, effective beginning in the first quarter of Fiscal 2021, we temporarily suspended our common stock repurchase program as a preemptive action to preserve cash and strengthen our liquidity position. However, we resumed activities under our Class A common stock repurchase program during the third quarter of Fiscal 2022 as restrictions under our Global Credit Facility were lifted (see Note 11 of the Fiscal 2022 10-K) and overall business and market conditions have improved since the COVID-19 pandemic first emerged.
On February 2, 2022, our Board of Directors approved an expansion of our existing common stock repurchase program that allowed us to repurchase up to an additional $1.500 billion of our Class A common stock. As of July 2, 2022, the remaining availability under our Class A common stock repurchase program was approximately $1.416 billion.
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
On May 18, 2022, our Board of Directors approved an increase to our quarterly cash dividend on its common stock from $0.6875 to $0.75 per share. The first quarterly dividend declared to reflect this increase was payable to shareholders of record at the close of business on July 1, 2022 and was paid on July 15, 2022.
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
Material Cash Requirements
There have been no substantial changes to our material cash requirements as disclosed in our Fiscal 2022 10-K, other than those which occur in the ordinary course of business. Refer to the "Financial Condition and Liquidity — Contractual and Other Obligations" section of the MD&A in our Fiscal 2022 10-K for detailed disclosure of our material cash requirements as of April 2, 2022.
MARKET RISK MANAGEMENT
As discussed in Note 13 of the Fiscal 2022 10-K and Note 12 to the accompanying consolidated financial statements, we are exposed to a variety of levels and types of risks, including the impact of changes in currency exchange rates on foreign currency-denominated balances, certain anticipated cash flows of our international operations, and the value of reported net assets of our foreign operations, as well as changes in the fair value of our fixed-rate debt obligations relating to fluctuations in benchmark interest rates. Accordingly, in the normal course of business we assess such risks and, in accordance with our established policies and procedures, may use derivative financial instruments to manage and mitigate them. We do not use derivatives for speculative or trading purposes.
Given our use of derivative instruments, we are exposed to the risk that the counterparties to such contracts will fail to meet their contractual obligations. To mitigate such counterparty credit risk, it is our policy to only enter into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. Our established policies and procedures for mitigating credit risk include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties, when possible, to further mitigate credit risk. As a result of the above considerations, we do not believe that we are exposed to undue concentration of counterparty risk with respect to our derivative contracts as of July 2, 2022. However, we do have in aggregate $81.4 million of derivative instruments in net asset positions held across eight creditworthy financial institutions.
Foreign Currency Risk Management
We manage our exposure to changes in foreign currency exchange rates using forward foreign currency exchange and cross-currency swap contracts. Refer to Note 12 to the accompanying consolidated financial statements for a summary of the notional amounts and fair values of our outstanding forward foreign currency exchange and cross-currency swap contracts, as well as the impact on earnings and other comprehensive income of such instruments as of July 2, 2022.

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
Investment Risk Management
As of July 2, 2022, we had cash and cash equivalents on-hand of $1.457 billion, consisting of deposits in interest bearing accounts, investments in money market deposit accounts, and investments in time deposits with original maturities of 90 days or less. Our other significant investments included $320.1 million of short-term investments, consisting of investments in time deposits with original maturities greater than 90 days.
We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed in Note 3 to the accompanying consolidated financial statements. Our investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in our investment policy. See Note 12 to the accompanying consolidated financial statements for further detail of the composition of our investment portfolio as of July 2, 2022.
CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are described in Note 3 of the Fiscal 2022 10-K. Our estimates are often based on complex judgments, assessments of probability, and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same set of facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, refer to the "Critical Accounting Policies" section of the MD&A in our Fiscal 2022 10-K.
There have been no significant changes in the application of our critical accounting policies since April 2, 2022.

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
We carried out an evaluation based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our principal executive and principal financial officers have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of July 2, 2022.
There has been no change in the Company's internal control over financial reporting during the fiscal quarter ended July 2, 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
Reference is made to the information disclosed under Item 3 — "Legal Proceedings" in the Fiscal 2022 10-K.
Item 1A.    Risk Factors.
Reference is made to the information disclosed under Part I, Item 1A — "Risk Factors" in the Fiscal 2022 10-K, which contains a detailed discussion of certain risk factors that could materially adversely affect the Company's business, operating results, and/or financial condition. There are no material changes to the risk factors previously disclosed, nor has the Company identified any previously undisclosed risks that could materially adversely affect the Company's business, operating results, and/or financial condition.
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
No shares of the Company's Class B common stock were converted into Class A common stock during the three months ended July 2, 2022.
(b)     Not Applicable
(c)Stock Repurchases
The following table sets forth the repurchases of shares of the Company's Class A common stock during the three months ended July 2, 2022:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(a)
					(millions)
April 3, 2022 to April 30, 2022	—		$—	—	$1,629
May 1, 2022 to May 28, 2022	313,469	(b)	95.59	226,700	1,608
May 29, 2022 to July 2, 2022	2,133,291	(c)	96.05	2,002,202	1,416
	2,446,760			2,228,902

(a)Repurchases of shares of the Company's Class A common stock are subject to overall business and market conditions.
(b)Includes 86,769 shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.
(c)Includes 131,089 shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.

Item 6.    Exhibits.

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1/A (File No. 333-24733) filed June 10, 1997)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Form 8-K filed August 16, 2011)
3.3	Fourth Amended and Restated By-Laws of the Company (filed as Exhibit 3.3 to the Form 10-Q filed August 10, 2017)
10.1*	Amended and Restated Employment Agreement, dated February 14, 2021, between the Company and Halide Alagoz†
10.2*	Amendment No. 1 to the Amended and Restated Employment Agreement, dated August 3, 2022, between the Company and Halide Alagoz†
31.1*	Certification of Principal Executive Officer pursuant to 17 CFR 240.13a-14(a)
31.2*	Certification of Principal Financial Officer pursuant to 17 CFR 240.13a-14(a)
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

Date: August 9, 2022

