Form 10-Q
period 2022-10-01
RALPH LAUREN CORP
filed 2022-11-10
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At November 4, 2022, 41,091,215 shares of the registrant's Class A common stock, $.01 par value, and 24,881,276 shares of the registrant's Class B common stock, $.01 par value, were outstanding.

RALPH LAUREN CORPORATION

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 1, 2022	April 2, 2022
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,107.1	$1,863.8
Short-term investments	309.6	734.6
Accounts receivable, net of allowances of $194.5 million and $214.7 million	489.6	405.4
Inventories	1,261.4	977.3
Income tax receivable	54.1	63.7
Prepaid expenses and other current assets	218.8	172.5
Total current assets	3,440.6	4,217.3
Property and equipment, net	899.1	969.5
Operating lease right-of-use assets	1,016.7	1,111.3
Deferred tax assets	243.0	303.8
Goodwill	865.5	908.7
Intangible assets, net	95.6	102.9
Other non-current assets	173.1	111.2
Total assets	$6,733.6	$7,724.7
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$499.8
Accounts payable	498.0	448.7
Current income tax payable	89.9	53.8
Current operating lease liabilities	244.6	262.0
Accrued expenses and other current liabilities	877.1	991.4
Total current liabilities	1,709.6	2,255.7
Long-term debt	1,137.5	1,136.5
Long-term finance lease liabilities	323.8	341.6
Long-term operating lease liabilities	1,036.7	1,132.2
Non-current income tax payable	73.6	98.9
Non-current liability for unrecognized tax benefits	86.6	91.9
Other non-current liabilities	110.2	131.9
Commitments and contingencies (Note 13)
Total liabilities	4,478.0	5,188.7
Equity:
Class A common stock, par value $.01 per share; 107.7 million and 106.9 million shares issued; 41.4 million and 45.0 million shares outstanding	1.0	1.0
Class B common stock, par value $.01 per share; 24.9 million shares issued and outstanding	0.3	0.3
Additional paid-in-capital	2,789.5	2,748.8
Retained earnings	6,448.1	6,274.9
Treasury stock, Class A, at cost; 66.3 million and 61.9 million shares	(6,726.0)	(6,308.7)
Accumulated other comprehensive loss	(257.3)	(180.3)
Total equity	2,255.6	2,536.0
Total liabilities and equity	$6,733.6	$7,724.7
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021
	(millions, except per share data)
Net revenues	$1,579.9	$1,504.1	$3,070.5	$2,880.4
Cost of goods sold	(556.8)	(488.9)	(1,046.0)	(897.1)
Gross profit	1,023.1	1,015.2	2,024.5	1,983.3
Selling, general, and administrative expenses	(809.3)	(754.9)	(1,629.9)	(1,483.1)
Impairment of assets	(0.2)	(0.7)	(0.2)	(19.3)
Restructuring and other charges, net	(6.9)	(7.7)	(12.5)	(8.4)
Total other operating expenses, net	(816.4)	(763.3)	(1,642.6)	(1,510.8)
Operating income	206.7	251.9	381.9	472.5
Interest expense	(9.5)	(13.6)	(21.3)	(26.9)
Interest income	6.6	1.2	10.2	3.0
Other expense, net	(3.7)	(1.4)	(8.5)	(0.5)
Income before income taxes	200.1	238.1	362.3	448.1
Income tax provision	(49.6)	(44.8)	(88.4)	(90.1)
Net income	$150.5	$193.3	$273.9	$358.0
Net income per common share:
Basic	$2.21	$2.61	$3.97	$4.84
Diluted	$2.18	$2.57	$3.90	$4.75
Weighted-average common shares outstanding:
Basic	68.0	74.0	69.0	73.9
Diluted	69.0	75.3	70.3	75.3
Dividends declared per share	$0.75	$0.6875	$1.50	$1.375
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021
	(millions)
Net income	$150.5	$193.3	$273.9	$358.0
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	(56.5)	(9.8)	(95.8)	0.8
Net gains on cash flow hedges	7.3	1.1	18.9	0.1
Net losses on defined benefit plans	—	—	(0.1)	(0.1)
Other comprehensive income (loss), net of tax	(49.2)	(8.7)	(77.0)	0.8
Total comprehensive income	$101.3	$184.6	$196.9	$358.8
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	October 1, 2022	September 25, 2021
	(millions)
Cash flows from operating activities:
Net income	$273.9	$358.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	108.1	113.1
Deferred income tax expense (benefits)	36.1	(0.1)
Non-cash stock-based compensation expense	40.7	40.6
Non-cash impairment of assets	0.2	19.3
Bad debt expense (reversals)	0.6	(0.9)
Other non-cash charges	13.1	1.8
Changes in operating assets and liabilities:
Accounts receivable	(113.8)	26.6
Inventories	(345.8)	(199.0)
Prepaid expenses and other current assets	(59.6)	(17.7)
Accounts payable and accrued liabilities	31.8	145.7
Income tax receivables and payables	28.9	6.2
Operating lease right-of-use assets and liabilities, net	(12.3)	(20.2)
Other balance sheet changes	—	(9.2)
Net cash provided by operating activities	1.9	464.2
Cash flows from investing activities:
Capital expenditures	(83.9)	(63.4)
Purchases of investments	(431.2)	(756.4)
Proceeds from sales and maturities of investments	849.2	279.5
Other investing activities	(6.0)	(2.1)
Net cash provided by (used in) investing activities	328.1	(542.4)
Cash flows from financing activities:
Repayments of long-term debt	(500.0)	—
Payments of finance lease obligations	(10.8)	(11.7)
Payments of dividends	(99.1)	(50.5)
Repurchases of common stock, including shares surrendered for tax withholdings	(417.3)	(39.9)
Net cash used in financing activities	(1,027.2)	(102.1)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(60.6)	(11.0)
Net decrease in cash, cash equivalents, and restricted cash	(757.8)	(191.3)
Cash, cash equivalents, and restricted cash at beginning of period	1,872.0	2,588.0
Cash, cash equivalents, and restricted cash at end of period	$1,114.2	$2,396.7
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended October 1, 2022
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at July 2, 2022	132.3	$1.3	$2,767.0	$6,347.3	64.3	$(6,543.4)	$(208.1)	$2,364.1
Comprehensive income:
Net income				150.5
Other comprehensive loss							(49.2)
Total comprehensive income								101.3
Dividends declared				(49.7)				(49.7)
Repurchases of common stock					2.0	(182.6)		(182.6)
Stock-based compensation			22.5					22.5
Shares issued pursuant to stock-based compensation plans	0.3	—	—					—
Balance at October 1, 2022	132.6	$1.3	$2,789.5	$6,448.1	66.3	$(6,726.0)	$(257.3)	$2,255.6

	Three Months Ended September 25, 2021
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at June 26, 2021	131.6	$1.3	$2,685.5	$5,987.1	58.0	$(5,844.9)	$(111.3)	$2,717.7
Comprehensive income:
Net income				193.3
Other comprehensive loss							(8.7)
Total comprehensive income								184.6
Dividends declared				(50.6)				(50.6)
Repurchases of common stock					0.1	(11.1)		(11.1)
Stock-based compensation			22.2					22.2
Shares issued pursuant to stock-based compensation plans	0.2	—	—					—
Balance at September 25, 2021	131.8	$1.3	$2,707.7	$6,129.8	58.1	$(5,856.0)	$(120.0)	$2,862.8

(a)Includes Class A and Class B common stock.
(b)Accumulated other comprehensive income (loss).

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)

	Six Months Ended October 1, 2022
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at April 2, 2022	131.8	$1.3	$2,748.8	$6,274.9	61.9	$(6,308.7)	$(180.3)	$2,536.0
Comprehensive income:
Net income				273.9
Other comprehensive loss							(77.0)
Total comprehensive income								196.9
Dividends declared				(100.7)				(100.7)
Repurchases of common stock					4.4	(417.3)		(417.3)
Stock-based compensation			40.7					40.7
Shares issued pursuant to stock-based compensation plans	0.8	—	—					—
Balance at October 1, 2022	132.6	$1.3	$2,789.5	$6,448.1	66.3	$(6,726.0)	$(257.3)	$2,255.6

	Six Months Ended September 25, 2021
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at March 27, 2021	131.0	$1.3	$2,667.1	$5,872.9	57.8	$(5,816.1)	$(120.8)	$2,604.4
Comprehensive income:
Net income				358.0
Other comprehensive income							0.8
Total comprehensive income								358.8
Dividends declared				(101.1)				(101.1)
Repurchases of common stock					0.3	(39.9)		(39.9)
Stock-based compensation			40.6					40.6
Shares issued pursuant to stock-based compensation plans	0.8	—	—					—
Balance at September 25, 2021	131.8	$1.3	$2,707.7	$6,129.8	58.1	$(5,856.0)	$(120.0)	$2,862.8

(a)Includes Class A and Class B common stock.
(b)Accumulated other comprehensive income (loss).
See accompanying notes.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data and where otherwise indicated)
(Unaudited)

1.    Description of Business
Ralph Lauren Corporation ("RLC") is a global leader in the design, marketing, and distribution of luxury lifestyle products, including apparel, footwear & accessories, home, fragrances, and hospitality. RLC's long-standing reputation and distinctive image have been developed across a wide range of products, brands, distribution channels, and international markets. RLC's brand names include Ralph Lauren, Ralph Lauren Collection, Ralph Lauren Purple Label, Polo Ralph Lauren, Double RL, Lauren Ralph Lauren, Polo Ralph Lauren Children, and Chaps, among others. RLC and its subsidiaries are collectively referred to herein as the "Company," "we," "us," "our," and "ourselves," unless the context indicates otherwise.
The Company diversifies its business by geography (North America, Europe, and Asia, among other regions) and channel of distribution (retail, wholesale, and licensing). This allows the Company to maintain a dynamic balance as its operating results do not depend solely on the performance of any single geographic area or channel of distribution. The Company sells directly to consumers through its integrated retail channel, which includes its retail stores, concession-based shop-within-shops, and digital commerce operations around the world. The Company's wholesale sales are made principally to major department stores, specialty stores, and third-party digital partners around the world, as well as to certain third-party-owned stores to which the Company has licensed the right to operate in defined geographic territories using its trademarks. In addition, the Company licenses to third parties for specified periods the right to access its various trademarks in connection with the licensees' manufacture and sale of designated products, such as certain apparel, eyewear, fragrances, and home.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday immediately before or after March 31. As such, fiscal year 2023 will end on April 1, 2023 and will be a 52-week period ("Fiscal 2023"). Fiscal year 2022 ended on April 2, 2022 and was a 53-week period ("Fiscal 2022"). The second quarter of Fiscal 2023 ended on October 1, 2022 and was a 13-week period. The second quarter of Fiscal 2022 ended on September 25, 2021 and was also a 13-week period.
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
Seasonality of Business
The Company's business is typically affected by seasonal trends, with higher levels of retail sales in its second and third fiscal quarters and higher wholesale sales in its second and fourth fiscal quarters. These trends result primarily from the timing of key vacation travel, back-to-school, and holiday shopping periods impacting its retail business and the timing of seasonal wholesale shipments. As a result of changes in its business, consumer spending patterns, and the macroeconomic environment, including those resulting from pandemic diseases and other catastrophic events, historical quarterly operating trends and working capital requirements may not be indicative of the Company's future performance. In addition, fluctuations in sales, operating income (loss), and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, the Company's operating results and cash flows for the three-month and six-month periods ended October 1, 2022 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2023.
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
As a result of the COVID-19 pandemic, the Company has experienced varying degrees of business disruptions since its beginning, including periods of closure of its stores and corporate-related facilities, as have the Company's wholesale customers, licensing partners, and suppliers. Such disruptions continued throughout Fiscal 2022 in certain regions, although to a lesser extent than the widespread significant disruptions experienced during the Company's fiscal year ended March 27, 2021 ("Fiscal 2021"), and have since extended into Fiscal 2023, most notably in Asia where approximately 50% of the Company's stores in China experienced closures for a significant portion of the first quarter, followed by sporadic closures during the second quarter impacting approximately 35% of the Company’s mainland stores. Further, throughout the course of the pandemic, the majority of the Company's stores that were able to remain open have periodically been subject to limited operating hours and/or customer capacity levels in accordance with local health guidelines, with traffic remaining challenged. However, the Company's digital commerce operations have grown significantly from pre-pandemic levels, due in part to its investments and enhanced capabilities, as well as changes in consumer shopping preferences.

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
Despite the development of COVID-19 vaccines, the pandemic remains volatile and continues to evolve, with resurgences and outbreaks occurring in various parts of the world, including those resulting from variants of the virus. Accordingly, the Company cannot predict for how long and to what extent the pandemic will continue to impact its business operations or the overall global economy. The Company will continue to assess its operations location-by-location, considering the guidance of local governments and global health organizations.
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
Revenue from the Company's licensing arrangements is recognized over time during the period that licensees are provided access to the Company's trademarks (i.e., symbolic intellectual property) and benefit from such access through their own sales of licensed products. These arrangements require licensees to pay a sales-based royalty, which for most arrangements, may be subject to a contractually-guaranteed minimum royalty amount. Payments are generally due quarterly and, depending on time of receipt, may be recorded as a liability until recognized as revenue. The Company recognizes revenue for sales-based royalty arrangements (including those for which the royalty exceeds any contractually-guaranteed minimum royalty amount) as licensed products are sold by the licensee. If a sales-based royalty is not ultimately expected to exceed a contractually-guaranteed minimum royalty amount, the minimum is generally recognized as revenue ratably over the respective contractual period. This sales-based output measure of progress and pattern of recognition best represents the value transferred to the licensee over the term of the arrangement, as well as the amount of consideration that the Company is entitled to receive

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
in exchange for providing access to its trademarks. As of October 1, 2022, contractually-guaranteed minimum royalty amounts expected to be recognized as revenue during future periods were as follows:

Contractually-Guaranteed Minimum Royalties(a)
(millions)
Remainder of Fiscal 2023	$42.4
Fiscal 2024	98.7
Fiscal 2025	62.5
Fiscal 2026	43.8
Fiscal 2027	40.4
Fiscal 2028 and thereafter	11.3
Total	$299.1

(a)Amounts presented do not contemplate potential contract renewals or royalties earned in excess of the contractually-guaranteed minimums.
Disaggregated Net Revenues
The following tables disaggregate the Company's net revenues into categories that depict how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors for the fiscal periods presented:

	Three Months Ended
	October 1, 2022					September 25, 2021
	North America	Europe	Asia	Other	Total	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$424.0	$204.8	$288.2	$—	$917.0	$421.9	$229.5	$248.4	$0.4	$900.2
Wholesale	302.6	288.7	28.2	—	619.5	281.2	266.0	21.5	0.3	569.0
Licensing	—	—	—	43.4	43.4	—	—	—	34.9	34.9
Total	$726.6	$493.5	$316.4	$43.4	$1,579.9	$703.1	$495.5	$269.9	$35.6	$1,504.1

	Six Months Ended
	October 1, 2022					September 25, 2021
	North America	Europe	Asia	Other	Total	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$861.8	$420.7	$602.1	$—	$1,884.6	$834.1	$400.3	$521.2	$27.2	$1,782.8
Wholesale	565.5	488.4	48.4	—	1,102.3	531.1	450.1	36.9	5.3	1,023.4
Licensing	—	—	—	83.6	83.6	—	—	—	74.2	74.2
Total	$1,427.3	$909.1	$650.5	$83.6	$3,070.5	$1,365.2	$850.4	$558.1	$106.7	$2,880.4

(a)Net revenues from the Company's retail and wholesale businesses are recognized at a point in time. Net revenues from the Company's licensing business are recognized over time.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Deferred Income
Deferred income represents cash payments received in advance of the Company's transfer of control of products or services to its customers and generally consists of unredeemed gift cards (net of breakage) and advance royalty payments from licensees. The Company's deferred income balances were $17.3 million and $16.6 million as of October 1, 2022 and April 2, 2022, respectively, and were primarily recorded within accrued expenses and other current liabilities within the consolidated balance sheets. The majority of the deferred income balance as of October 1, 2022 is expected to be recognized as revenue within the next twelve months.
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
A summary of shipping and handling costs for the fiscal periods presented is as follows:

	Three Months Ended		Six Months Ended
	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021
	(millions)
Shipping costs	$17.7	$14.0	$35.0	$28.8
Handling costs	39.7	35.8	76.7	70.2
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
The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to shares used to calculate diluted net income per common share as follows:

	Three Months Ended		Six Months Ended
	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021
	(millions)
Basic shares	68.0	74.0	69.0	73.9
Dilutive effect of RSUs and stock options	1.0	1.3	1.3	1.4
Diluted shares	69.0	75.3	70.3	75.3
All earnings per share amounts have been calculated using unrounded numbers. The Company has outstanding performance-based RSUs, which are included in the computation of diluted shares only to the extent that the underlying performance conditions (i) have been satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. In addition, options to purchase shares of the Company's Class A common stock at an exercise price greater than the average market price of such common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. As of both October 1, 2022 and September 25, 2021, there were 0.4 million of additional shares issuable contingent upon vesting of performance-based RSUs and/or upon exercise of anti-dilutive stock options that were excluded from the diluted shares calculations.

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
A rollforward of the activity in the Company's reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented as follows:

	Three Months Ended		Six Months Ended
	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021
	(millions)
Beginning reserve balance	$157.4	$178.9	$180.7	$173.7
Amount charged against revenue to increase reserve	115.5	101.6	202.2	188.7
Amount credited against customer accounts to decrease reserve	(99.4)	(94.0)	(202.7)	(177.2)
Foreign currency translation	(6.7)	(1.7)	(13.4)	(0.4)
Ending reserve balance	$166.8	$184.8	$166.8	$184.8
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
A rollforward of the activity in the Company's allowance for doubtful accounts is presented as follows:

	Three Months Ended		Six Months Ended
	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021
	(millions)
Beginning reserve balance	$27.7	$38.6	$34.0	$40.1
Amount recorded to expense to increase (decrease) reserve(a)	2.5	0.1	0.6	(0.9)
Amount written-off against customer accounts to decrease reserve	(1.6)	(0.6)	(4.9)	(1.3)
Foreign currency translation	(0.9)	(0.2)	(2.0)	—
Ending reserve balance	$27.7	$37.9	$27.7	$37.9

(a)Amounts recorded to bad debt expense are included within SG&A expenses in the consolidated statements of operations.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department stores, specialty stores, and third-party digital partners around the world, and extends credit based on an evaluation of each customer's financial capacity and condition, usually without requiring collateral. In the Company's wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2022, the Company's sales to its three largest wholesale customers accounted for approximately 16% of total net revenues. Substantially all of the Company's sales to its three largest wholesale customers related to its North America segment. As of October 1, 2022, these three key wholesale customers accounted for approximately 34% of total gross accounts receivable.
Inventories
The Company holds inventory that is sold in its retail stores and digital commerce sites directly to consumers. The Company also holds inventory that is to be sold through wholesale distribution channels to major department stores, specialty stores, and third-party digital partners. Substantially all of the Company's inventories consist of finished goods, which are stated at the lower of cost or estimated realizable value, with cost determined on a weighted-average cost basis. Inventory held by the Company totaled $1.261 billion, $977.3 million, and $928.2 million as of October 1, 2022, April 2, 2022, and September 25, 2021, respectively.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4.    Recently Issued Accounting Standards

Disclosure of Supplier Finance Program Obligations
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2022-04, "Disclosure of Supplier Finance Program Obligations" ("ASU 2022-04"). ASU 2022-04 requires entities to disclose the key terms of supplier finance programs they use in connection with the purchase of goods and services, along with the amount of obligations outstanding at the end of each period and an annual rollforward of such obligations. This standard does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations. ASU 2022-04 is effective for the Company beginning in its fiscal year ending March 30, 2024 ("Fiscal 2024") and is to be applied retrospectively to all periods in which a balance sheet is presented. The annual rollforward disclosure is not required to be made until its fiscal year ending March 29, 2025 ("Fiscal 2025") and is to be applied prospectively. Early adoption is permitted. The Company is evaluating the impact that this guidance will have on disclosures related to its supplier finance program obligations.
Reference Rate Reform
In March 2020 and January 2021, the FASB issued ASU No. 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04") and ASU No. 2021-01, "Reference Rate Reform: Scope" ("ASU 2021-01"), respectively. Together, ASU 2020-04 and ASU 2021-01 provide temporary optional expedients and exceptions for the application of U.S. GAAP, if certain criteria are met, to contract modifications, hedging relationships, and other arrangements that are expected to be impacted by the global transition away from certain reference rates, such as the London Interbank Offered Rate ("LIBOR") and other interbank offered rates, towards new reference rates, such as the Secured Overnight Financing Rate ("SOFR"). The guidance in ASU 2020-04 and ASU 2021-01 was effective upon issuance and, once adopted, may be applied prospectively to contract modifications and hedging relationships through December 31, 2022. The Company is evaluating the impact that the guidance will have on its consolidated financial statements and related disclosures, if adopted, and currently does not expect that it would be material.
5.    Property and Equipment
Property and equipment, net consists of the following:

	October 1, 2022	April 2, 2022
	(millions)
Land and improvements	$15.3	$15.3
Buildings and improvements	462.8	480.4
Furniture and fixtures	566.2	589.6
Machinery and equipment	368.3	375.7
Capitalized software	534.1	532.1
Leasehold improvements	1,135.7	1,170.1
Construction in progress	53.9	55.4
	3,136.3	3,218.6
Less: accumulated depreciation	(2,237.2)	(2,249.1)
Property and equipment, net	$899.1	$969.5
Property and equipment, net includes finance lease right-of-use ("ROU") assets, which are reflected in the table above based on their nature.
Depreciation expense was $49.6 million and $101.0 million during the three-month and six-month periods ended October 1, 2022, respectively, and $51.5 million and $104.2 million during the three-month and six-month periods ended September 25, 2021, respectively, and was recorded primarily within SG&A expenses in the consolidated statements of operations.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.    Other Assets and Liabilities
Prepaid expenses and other current assets consist of the following:

	October 1, 2022	April 2, 2022
	(millions)
Other taxes receivable	$39.9	$26.2
Non-trade receivables	36.2	41.4
Derivative financial instruments	22.7	8.7
Prepaid software maintenance	20.2	16.4
Prepaid advertising and marketing	16.7	7.9
Prepaid occupancy expense	9.1	6.0
Inventory return asset	8.1	8.3
Tenant allowances receivable	6.7	6.1
Prepaid insurance	6.1	3.0
Prepaid logistic services	6.1	6.6
Cloud computing arrangement implementation costs	5.6	4.0
Other prepaid expenses and current assets	41.4	37.9
Total prepaid expenses and other current assets	$218.8	$172.5
Other non-current assets consist of the following:

	October 1, 2022	April 2, 2022
	(millions)
Derivative financial instruments	$93.1	$23.7
Security deposits	28.8	30.6
Equity method and other investments	12.0	12.0
Cloud computing arrangement implementation costs	8.6	9.7
Deferred rent assets	6.1	5.2
Restricted cash	5.6	6.6
Other non-current assets	18.9	23.4
Total other non-current assets	$173.1	$111.2

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accrued expenses and other current liabilities consist of the following:

	October 1, 2022	April 2, 2022
	(millions)
Accrued inventory	$305.6	$250.2
Accrued operating expenses	206.2	223.4
Accrued payroll and benefits	160.8	278.0
Other taxes payable	58.5	60.9
Dividends payable	49.7	48.1
Accrued capital expenditures	31.2	49.6
Finance lease obligations	19.2	19.8
Deferred income	17.2	16.5
Restructuring reserve	15.9	30.8
Other accrued expenses and current liabilities	12.8	14.1
Total accrued expenses and other current liabilities	$877.1	$991.4
Other non-current liabilities consist of the following:

	October 1, 2022	April 2, 2022
	(millions)
Deferred lease incentives and obligations	$47.2	$52.7
Accrued benefits and deferred compensation	14.0	12.0
Deferred tax liabilities	12.8	12.5
Derivative financial instruments	—	18.1
Other non-current liabilities	36.2	36.6
Total other non-current liabilities	$110.2	$131.9
7.    Impairment of Assets
The Company recorded non-cash impairment charges of $0.2 million during both the three-month and six-month periods ended October 1, 2022, and $0.7 million and $19.3 million during the three-month and six-month periods ended September 25, 2021, respectively, to write-down certain long-lived assets in connection with its restructuring plans (see Note 8).
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
Finally, on June 26, 2021, in connection with its brand portfolio initiative, the Company sold its former Club Monaco business to Regent, L.P. ("Regent"), a global private equity firm, with no resulting gain or loss on sale realized during the first quarter of Fiscal 2022. Regent acquired Club Monaco's assets and liabilities in exchange for potential future cash consideration payable to the Company, including earn-out payments based on Club Monaco meeting certain defined revenue thresholds over a five-year period. Accordingly, the Company may realize amounts in the future related to the receipt of such contingent consideration (as discussed further below). Additionally, in connection with this divestiture, the Company provided Regent with certain operational support for a transitional period of approximately one year, varying by functional area.
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
A summary of the charges recorded in connection with the Fiscal 2021 Strategic Realignment Plan during the fiscal periods presented, as well as the cumulative charges recorded since its inception (inclusive of immaterial other restructuring-related charges previously recorded during the first quarter of Fiscal 2021), is as follows:

	Three Months Ended		Six Months Ended
	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021	Cumulative Charges
	(millions)
Cash-related restructuring charges:
Severance and benefit costs (reversals)	$—	$0.1	$—	$(3.9)	$138.5
Other cash charges	1.4	2.5	2.1	4.4	24.7
Total cash-related restructuring charges	1.4	2.6	2.1	0.5	163.2
Non-cash charges:
Impairment of assets (see Note 7)	0.2	0.7	0.2	19.3	90.9
Inventory-related charges(a)	—	—	—	—	8.3
Accelerated stock-based compensation expense(b)	—	—	—	2.0	2.0
Other non-cash charges	3.3	—	3.3	—	3.3
Total non-cash charges	3.5	0.7	3.5	21.3	104.5
Total charges	$4.9	$3.3	$5.6	$21.8	$267.7

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In addition to the charges summarized in the table above, the Company recognized $3.1 million and $0.9 million of income within restructuring and other charges, net in the consolidated statements of operations during the third and fourth quarters of Fiscal 2022, respectively, primarily related to a certain revenue share clause in its agreement with Regent that entitled it to receive a portion of the sales generated by the Club Monaco business during a four-month business transition period. The Company donated this income to The Ralph Lauren Corporate Foundation, a non-profit, charitable foundation, which resulted in a related offsetting $4.0 million donation expense recorded within restructuring and other charges, net in the consolidated statements of operations during the fourth quarter of Fiscal 2022. Subsequently, during the second quarter of Fiscal 2023, the Company recognized an additional $3.5 million of income within restructuring and other charges, net in the consolidated statements of operations related to consideration received from Regent as a result of the Club Monaco business exceeding certain previously defined revenue thresholds over a specified time period.
A summary of current period activity in the restructuring reserve related to the Fiscal 2021 Strategic Realignment Plan is as follows:

	Severance and Benefit Costs	Other Cash Charges	Total
	(millions)
Balance at April 2, 2022	$30.6	$0.1	$30.7
Additions charged to expense	—	2.1	2.1
Cash payments applied against reserve	(12.8)	(2.2)	(15.0)
Non-cash adjustments	(0.7)	—	(0.7)
Balance at October 1, 2022	$17.1	$—	$17.1
Other Charges
The Company recorded other charges of $5.7 million and $10.6 million during the three-month and six-month periods ended October 1, 2022, respectively, and $5.1 million and $5.9 million during the three-month and six-month periods ended September 25, 2021, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired.
9.    Income Taxes
Inflation Reduction Act of 2022
On August 16, 2022, President Biden signed the Inflation Reduction Act ("IRA") into law. The IRA enacted a 15% corporate minimum tax effective (subject to certain thresholds being met) that will be applicable to the Company beginning in its Fiscal 2024, a 1% excise tax on share repurchases made after December 31, 2022, and created and extended certain tax-related energy incentives. The Company does not currently expect that the tax-related provisions of the IRA will have a material impact on its consolidated financial statements.
Effective Tax Rate
The Company's effective tax rate, which is calculated by dividing each fiscal period's income tax benefit (provision) by pretax income (loss), was 24.8% and 24.4% during the three-month and six-month periods ended October 1, 2022, respectively, and 18.8% and 20.1% during the three-month and six-month periods ended September 25, 2021, respectively. The effective tax rate for the three-month and six-month periods ended October 1, 2022 were higher than the U.S. federal statutory income tax rate of 21% primarily due to state taxes and the unfavorable impact of certain audit related adjustments, partially offset by the favorable tax impact of earnings generated in lower taxed foreign jurisdictions versus the U.S. The effective tax rate for the three months ended September 25, 2021 was lower than the U.S. federal statutory income tax rate of 21% primarily due to the favorable impact of certain permanent adjustments. The effective tax rate for the six months ended September 25, 2021 was slightly lower than the U.S. federal statutory income tax rate of 21% primarily due to the favorable tax impact of earnings generated in lower taxed foreign jurisdictions versus the U.S.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Uncertain Income Tax Benefits
The Company classifies interest and penalties related to unrecognized tax benefits as part of its income tax benefit (provision). The total amount of unrecognized tax benefits, including interest and penalties, was $86.6 million and $91.9 million as of October 1, 2022 and April 2, 2022, respectively, and was included within the non-current liability for unrecognized tax benefits in the consolidated balance sheets.
The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $57.2 million and $60.1 million as of October 1, 2022 and April 2, 2022, respectively.
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
10.    Debt
Debt consists of the following:

	October 1, 2022	April 2, 2022
	(millions)
$400 million 3.750% Senior Notes(a)	$398.0	$397.7
$500 million 1.700% Senior Notes(b)	—	499.8
$750 million 2.950% Senior Notes(c)	739.5	738.8
Total debt	1,137.5	1,636.3
Less: current portion of long-term debt	—	499.8
Total long-term debt	$1,137.5	$1,136.5

(a)The carrying value of the 3.750% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $2.0 million and $2.3 million as of October 1, 2022 and April 2, 2022, respectively.
(b)The carrying value of the 1.700% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $0.2 million as of April 2, 2022.
(c)The carrying value of the 2.950% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $10.5 million and $11.2 million as of October 1, 2022 and April 2, 2022, respectively.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility (as defined below). Accordingly, the Company does not expect combined borrowings outstanding under the Commercial Paper Program and Global Credit Facility to exceed $500 million. Commercial Paper Program borrowings may be used to support the Company's general working capital and corporate needs. Maturities of commercial paper notes vary, but cannot exceed 397 days from the date of issuance. Commercial paper notes issued under the Commercial Paper Program rank equally in seniority with the Company's other forms of unsecured indebtedness. As of both October 1, 2022 and April 2, 2022, there were no borrowings outstanding under the Commercial Paper Program.
Revolving Credit Facilities
Global Credit Facility
In August 2019, the Company replaced its then existing credit facility and entered into a new credit facility that provides for a $500 million senior unsecured revolving line of credit through August 12, 2024 (the "Global Credit Facility") under terms and conditions substantially similar to those of the previous facility. The Global Credit Facility is also used to support the issuance of letters of credit and maintenance of the Commercial Paper Program. Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and certain other currencies, including Euros, Hong Kong Dollars, and Japanese Yen, and are guaranteed by all of the Company's domestic significant subsidiaries. In accordance with the terms of the agreement governing the Global Credit Facility, the Company has the ability to expand its borrowing availability under the Global Credit Facility to $1 billion, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. Since August 2019, the Company entered into several amendments of its Global Credit Facility, including one amendment that temporarily eased certain preexisting requirements and imposed certain new restrictions in response to the COVID-19 pandemic (all of which have since been lifted), and other amendments related to the cessation of LIBOR. Refer to Note 11 of the Fiscal 2022 10-K for additional discussion regarding such amendments. As of both October 1, 2022 and April 2, 2022, there were no borrowings outstanding under the Global Credit Facility. However, the Company was contingently liable for $9.4 million and $9.5 million of outstanding letters of credit as of October 1, 2022 and April 2, 2022, respectively.
The Global Credit Facility contains a number of covenants that, among other things, restrict the Company's ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make certain investments. The Global Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the "leverage ratio") of no greater than 4.25 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding, including finance lease obligations, plus all operating lease obligations. Consolidated EBITDAR

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, (iv) operating lease cost, (v) restructuring and other non-recurring expenses, and (vi) acquisition-related costs. As of October 1, 2022, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company's Global Credit Facility.
Pan-Asia Borrowing Facilities
Certain of the Company's subsidiaries in Asia have uncommitted credit facilities with regional branches of JPMorgan Chase in China and South Korea (the "Pan-Asia Credit Facilities"). Additionally, the Company's Japan and China subsidiaries have uncommitted overdraft facilities with Sumitomo Mitsui Banking Corporation and HSBC Bank Company Limited, respectively, (the "Pan-Asia Overdraft Facilities"). The Pan-Asia Credit Facilities and the Pan-Asia Overdraft Facilities (collectively, the "Pan-Asia Borrowing Facilities") are subject to annual renewal and may be used to fund general working capital needs of the Company's operations in the respective countries. Borrowings under the Pan-Asia Borrowing Facilities are guaranteed by the parent company and are granted at the sole discretion of the respective banks, subject to availability of the banks' funds and satisfaction of certain regulatory requirements. The Pan-Asia Borrowing Facilities do not contain any financial covenants. A summary of the Company's Pan-Asia Borrowing Facilities by country is as follows:
•China Credit Facility — provides Ralph Lauren Trading (Shanghai) Co., Ltd. with a revolving line of credit of up to 100 million Chinese Renminbi (approximately $14 million) through April 3, 2023, which is also able to be used to support bank guarantees.
•South Korea Credit Facility — provides Ralph Lauren (Korea) Ltd. with a revolving line of credit of up to 30 billion South Korean Won (approximately $21 million) through October 27, 2023.
•Japan Overdraft Facility — provides Ralph Lauren Corporation Japan with an overdraft amount of up to 5 billion Japanese Yen (approximately $35 million) through April 28, 2023.
•China Overdraft Facility — provides Ralph Lauren Trading (Shanghai) Co., Ltd. with an overdraft amount of up to 100 million Chinese Renminbi (approximately $14 million) through June 17, 2023.
As of both October 1, 2022 and April 2, 2022, there were no borrowings outstanding under the Pan-Asia Borrowing Facilities.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the Company's financial assets and liabilities that are measured and recorded at fair value on a recurring basis, excluding accrued interest components:

	October 1, 2022	April 2, 2022
	(millions)
Derivative assets(a)	$115.8	$32.4
Derivative liabilities(a)	3.0	18.3

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
The following table summarizes the carrying values and the estimated fair values of the Company's debt instruments:

	October 1, 2022		April 2, 2022
	Carrying Value(a)	Fair Value(b)	Carrying Value(a)	Fair Value(b)
	(millions)
$400 million 3.750% Senior Notes	$398.0	$390.0	$397.7	$407.9
$500 million 1.700% Senior Notes	—	N/A	499.8	500.5
$750 million 2.950% Senior Notes	739.5	629.8	738.8	721.0

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
During the three-month and six-month periods ended October 1, 2022 and September 25, 2021, the Company recorded non-cash impairment charges to reduce the carrying values of certain long-lived assets to their estimated fair values. The fair values of these assets were determined based on Level 3 measurements, the related inputs of which included estimates of the amount and timing of the assets' net future discounted cash flows (including any potential sublease income for lease-related ROU assets), based on historical experience and consideration of current trends, market conditions, and comparable sales, as applicable.
The following tables summarize non-cash impairment charges recorded by the Company during the fiscal periods presented to reduce the carrying values of certain long-lived assets to their estimated fair values as of the assessment date:

	Three Months Ended
	October 1, 2022		September 25, 2021
Long-Lived Asset Category	Total Impairments	Fair Value as of Impairment Date	Total Impairments	Fair Value as of Impairment Date
	(millions)
Property and equipment, net	$0.2	$—	$0.6	$—
Operating lease right-of-use assets	—	N/A	0.1	—

	Six Months Ended
	October 1, 2022		September 25, 2021
Long-Lived Asset Category	Total Impairments	Fair Value as of Impairment Date	Total Impairments	Fair Value as of Impairment Date
	(millions)
Property and equipment, net	$0.2	$—	$1.0	$—
Operating lease right-of-use assets	—	N/A	18.3	16.8
See Note 7 for additional discussion regarding non-cash impairment charges recorded by the Company within the consolidated statements of operations during the fiscal periods presented.
No impairment charges associated with goodwill or other intangible assets were recorded during either of the six-month periods ended October 1, 2022 or September 25, 2021. In Fiscal 2023, the Company performed its annual goodwill impairment assessment using a qualitative approach as of the beginning of the second quarter of Fiscal 2023. In performing the assessment, the Company identified and considered the significance of relevant key factors, events, and circumstances that affected the fair values and/or carrying amounts of its reporting units with allocated goodwill. These factors included external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as the Company's actual and expected financial performance. Additionally, the Company also considered the results of its most recent quantitative goodwill impairment test, which was performed as of the end of Fiscal 2020 and incorporated assumptions related to COVID-19 business disruptions, the results of which indicated that the fair values of these reporting units significantly exceeded their respective carrying values. Based on the results of its qualitative goodwill impairment assessment, the Company concluded that it is not more likely than not that the fair values of its reporting units are less than their respective carrying values and there were no reporting units at risk of impairment.

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
The following table summarizes the Company's outstanding derivative instruments recorded on its consolidated balance sheets as of October 1, 2022 and April 2, 2022:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	October 1, 2022	April 2, 2022	October 1, 2022		April 2, 2022		October 1, 2022		April 2, 2022
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Cash flow hedges	$178.5	$236.5	(e)	$22.4	PP	$6.6		$—		$—
Net investment hedges(c)	700.0	700.0	ONCA	92.7	ONCA	23.7		—	ONCL	18.1
Total Designated Hedges	878.5	936.5		115.1		30.3		—		18.1
Undesignated Hedges:
FC — Undesignated hedges(d)	208.0	225.0	PP	0.7	PP	2.1	AE	3.0	AE	0.2
Total Hedges	$1,086.5	$1,161.5		$115.8		$32.4		$3.0		$18.3

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
(e)$22.0 million included within prepaid expenses and other current assets and $0.4 million included within other non-current assets.
The Company presents the fair values of its derivative assets and liabilities recorded on its consolidated balance sheets on a gross basis, even when they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its derivative instruments on a net basis in accordance with the terms of each of its master netting arrangements, spread across nine separate counterparties, the amounts presented in the consolidated balance sheets as of October 1, 2022 and April 2, 2022 would be adjusted from the current gross presentation as detailed in the following table:

	October 1, 2022			April 2, 2022
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount
	(millions)
Derivative assets	$115.8	$(1.9)	$113.9	$32.4	$(0.2)	$32.2
Derivative liabilities	3.0	(1.9)	1.1	18.3	(0.2)	18.1
The Company's master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties. See Note 3 for further discussion of the Company's master netting arrangements.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables summarize the pretax impact of gains and losses from the Company's designated derivative instruments on its consolidated financial statements for the three-month and six-month periods ended October 1, 2022 and September 25, 2021:

	Gains (Losses) Recognized in OCI
	Three Months Ended		Six Months Ended
	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021
	(millions)
Designated Hedges:
FC — Cash flow hedges	$12.2	$1.6	$28.5	$0.2
Net investment hedges — effective portion	36.0	14.4	75.7	5.2
Net investment hedges — portion excluded from assessment of hedge effectiveness	(0.4)	1.2	11.4	11.8
Total Designated Hedges	$47.8	$17.2	$115.6	$17.2

	Location and Amount of Gains (Losses) from Cash Flow Hedges Reclassified from AOCI to Earnings
	Three Months Ended		Six Months Ended
	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021
	Cost of goods sold	Cost of goods sold	Cost of goods sold	Cost of goods sold
	(millions)
Total amounts presented in the consolidated statements of operations in which the effects of related cash flow hedges are recorded	$(556.8)	$(488.9)	$(1,046.0)	$(897.1)
Effects of cash flow hedging:
FC — Cash flow hedges	3.7	0.2	6.5	0.1

	Gains (Losses) from Net Investment Hedges Recognized in Earnings				Location of Gains (Losses) Recognized in Earnings
	Three Months Ended		Six Months Ended
	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021
	(millions)
Net Investment Hedges
Net investment hedges — portion excluded from assessment of hedge effectiveness(a)	$3.3	$2.9	$6.5	$5.7	Interest expense
Total Net Investment Hedges	$3.3	$2.9	$6.5	$5.7

(a)Amounts recognized in other comprehensive income (loss) ("OCI") relating to the effective portion of the Company's net investment hedges would be recognized in earnings only upon the sale or liquidation of the hedged net investment.
As of October 1, 2022, it is estimated that $31.4 million of pretax net gains on both outstanding and matured derivative instruments designated and qualifying as cash flow hedges deferred in AOCI will be recognized in earnings over the next twelve months. Amounts ultimately recognized in earnings will depend on exchange rates in effect when outstanding derivative instruments are settled.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the pretax impact of gains and losses from the Company's undesignated derivative instruments on its consolidated financial statements for the three-month and six-month periods ended October 1, 2022 and September 25, 2021:

	Gains (Losses) Recognized in Earnings				Location of Gains (Losses) Recognized in Earnings
	Three Months Ended		Six Months Ended
	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021
	(millions)
Undesignated Hedges:
FC — Undesignated hedges	$13.1	$1.5	$24.6	$0.5	Other income (expense), net
Total Undesignated Hedges	$13.1	$1.5	$24.6	$0.5
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
Investments
The Company's short-term investments as of October 1, 2022 and April 2, 2022 were $309.6 million and $734.6 million, respectively, and consisted of time deposits.
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
A summary of the Company's repurchases of Class A common stock under its common stock repurchase program is as follows:

	Six Months Ended
	October 1, 2022	September 25, 2021
	(millions)
Cost of shares repurchased	$383.9	$—
Number of shares repurchased	4.1	—
On February 2, 2022, the Company's Board of Directors approved an expansion of the Company's existing common stock repurchase program that allows it to repurchase up to an additional $1.500 billion of its Class A common stock. As of October 1, 2022, the remaining availability under the Company's Class A common stock repurchase program was approximately $1.245 billion.
As discussed in Note 9, as a result of the IRA's enactment into law, the Company will be subject to a 1% excise tax on share repurchases made after December 31, 2022.
In addition, during each of the six-month periods ended October 1, 2022 and September 25, 2021, 0.3 million shares of the Company's Class A common stock, at a cost of $33.4 million and $39.9 million, respectively, were surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards under its long-term stock incentive plans.
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
On May 18, 2022, the Company's Board of Directors approved an increase to the Company's quarterly cash dividend on its common stock from $0.6875 to $0.75 per share. The second quarter Fiscal 2023 dividend of $0.75 per share was declared on September 16, 2022, was payable to shareholders of record at the close of business on September 30, 2022, and was paid on October 14, 2022.
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
15.    Accumulated Other Comprehensive Income (Loss)
The following table presents OCI activity, net of tax, accumulated in equity:

	Foreign Currency Translation Gains (Losses)(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges(b)	Net Unrealized Gains (Losses) on Defined Benefit Plans(c)	Total Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at April 2, 2022	$(189.7)	$9.0	$0.4	$(180.3)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(95.8)	24.6	—	(71.2)
Amounts reclassified from AOCI to earnings	—	(5.7)	(0.1)	(5.8)
Other comprehensive income (loss), net of tax	(95.8)	18.9	(0.1)	(77.0)
Balance at October 1, 2022	$(285.5)	$27.9	$0.3	$(257.3)

Balance at March 27, 2021	$(123.2)	$4.6	$(2.2)	$(120.8)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	0.8	0.2	—	1.0
Amounts reclassified from AOCI to earnings	—	(0.1)	(0.1)	(0.2)
Other comprehensive income (loss), net of tax	0.8	0.1	(0.1)	0.8
Balance at September 25, 2021	$(122.4)	$4.7	$(2.3)	$(120.0)

(a)OCI before reclassifications to earnings related to foreign currency translation gains (losses) includes income tax provisions of $30.1 million and $4.0 million for the six-month periods ended October 1, 2022 and September 25, 2021, respectively. OCI before reclassifications to earnings for the six-month periods ended October 1, 2022 and September 25, 2021 includes gains of $66.0 million (net of a $21.1 million income tax provision) and $13.0 million (net of a $4.0 million income tax provision), respectively, related to changes in the fair values of instruments designated as hedges of the Company's net investment in certain foreign operations (see Note 12).

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(b)OCI before reclassifications to earnings related to net unrealized gains (losses) on cash flow hedges are presented net of an income tax provision of $3.9 million for the six-month periods ended October 1, 2022 and an immaterial tax effect for the six-month periods ended September 25, 2021. The tax effects on amounts reclassified from AOCI to earnings are presented in a table below.
(c)Activity is presented net of taxes, which were immaterial for both periods presented.
The following table presents reclassifications from AOCI to earnings for cash flow hedges, by component:

	Three Months Ended		Six Months Ended		Location of Gains (Losses) Reclassified from AOCI to Earnings
	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021
	(millions)
Gains (losses) on cash flow hedges(a):
FC — Cash flow hedges	$3.7	$0.2	$6.5	$0.1	Cost of goods sold
Tax effect	(0.4)	—	(0.8)	—	Income tax provision
Net of tax	$3.3	$0.2	$5.7	$0.1

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
Impact on Results
A summary of total stock-based compensation expense and the related income tax benefits recognized during the three-month and six-month periods ended October 1, 2022 and September 25, 2021 is as follows:

	Three Months Ended		Six Months Ended
	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021
	(millions)
Compensation expense	$22.5	$22.2	$40.7	$40.6	(a)
Income tax benefit	(3.8)	(3.6)	(6.6)	(6.6)

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Service-based RSUs
The fair values of service-based RSUs granted to certain of the Company's senior executives and other employees, as well as non-employee directors, are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue to the holder while outstanding and unvested. The weighted-average grant date fair values of service-based RSU awards granted were $92.07 and $117.97 per share during the six-month periods ended October 1, 2022 and September 25, 2021, respectively.
A summary of service-based RSU activity during the six months ended October 1, 2022 is as follows:

Number of Service-based RSUs
(thousands)
Unvested at April 2, 2022	1,566
Granted	668
Vested	(553)
Forfeited	(34)
Unvested at October 1, 2022	1,647
Performance-based RSUs
The fair values of the Company's performance-based RSUs granted to its senior executives and other key employees are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue to the holder while outstanding and unvested. The weighted-average grant date fair values of performance-based RSU awards granted were $92.45 and $117.79 per share during the six-month periods ended October 1, 2022 and September 25, 2021, respectively.
Market-based RSUs
The Company grants market-based RSUs, which are based on total shareholder return ("TSR") performance, to its senior executives and other key employees. The Company estimates the fair value of its TSR awards on the date of grant using a Monte Carlo simulation, which models multiple stock price paths of the Company's Class A common stock and that of its peer group to evaluate and determine its ultimate expected relative TSR performance ranking. Compensation expense, net of estimated forfeitures, is recorded regardless of whether, and the extent to which, the market condition is ultimately satisfied. The weighted-average grant date fair values of market-based RSUs granted were $124.62 and $146.46 per share during the six-month periods ended October 1, 2022 and September 25, 2021, respectively. The assumptions used to estimate the fair value of TSR awards granted during the six-month periods ended October 1, 2022 and September 25, 2021 were as follows:

	Six Months Ended
	October 1, 2022	September 25, 2021
Expected volatility	49.9%	46.8%
Expected dividend yield	3.0%	2.2%
Risk-free interest rate	3.1%	0.4%

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of performance-based RSU activity including TSR awards during the six months ended October 1, 2022 is as follows:

Number of Performance-based RSUs
(thousands)
Unvested at April 2, 2022	542
Granted	261
Change due to performance and/or market condition achievement	(58)
Vested	(269)
Forfeited	(3)
Unvested at October 1, 2022	473
17.    Segment Information
The Company has three reportable segments based on its business activities and organization:
•North America — The North America segment primarily consists of sales of Ralph Lauren branded apparel, footwear & accessories, home, and related products made through the Company's retail and wholesale businesses in the U.S. and Canada. In North America, the Company's retail business is primarily comprised of its Ralph Lauren stores, its factory stores, and its digital commerce site, www.RalphLauren.com. The Company's wholesale business in North America is comprised primarily of sales to department stores and, to a lesser extent, specialty stores.
•Europe — The Europe segment primarily consists of sales of Ralph Lauren branded apparel, footwear & accessories, home, and related products made through the Company's retail and wholesale businesses in Europe and emerging markets. In Europe, the Company's retail business is primarily comprised of its Ralph Lauren stores, its factory stores, its concession-based shop-within-shops, and its various digital commerce sites. The Company's wholesale business in Europe is comprised primarily of a varying mix of sales to both department stores and specialty stores, depending on the country, as well as to various third-party digital partners.
•Asia — The Asia segment primarily consists of sales of Ralph Lauren branded apparel, footwear & accessories, home, and related products made through the Company's retail and wholesale businesses in Asia, Australia, and New Zealand. The Company's retail business in Asia is primarily comprised of its Ralph Lauren stores, its factory stores, its concession-based shop-within-shops, and its various digital commerce sites. In addition, the Company sells its products online through various third-party digital partner commerce sites. The Company's wholesale business in Asia is comprised primarily of sales to department stores, with related products distributed through shop-within-shops.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
allocated to the segments based on specific usage are also maintained at corporate, including corporate advertising and marketing expenses, depreciation and amortization of corporate assets, and other general and administrative expenses resulting from corporate-level activities and projects.
Net revenues for each of the Company's segments are as follows:

	Three Months Ended		Six Months Ended
	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021
	(millions)
Net revenues:
North America	$726.6	$703.1	$1,427.3	$1,365.2
Europe	493.5	495.5	909.1	850.4
Asia	316.4	269.9	650.5	558.1
Other non-reportable segments	43.4	35.6	83.6	106.7
Total net revenues	$1,579.9	$1,504.1	$3,070.5	$2,880.4
Operating income for each of the Company's segments is as follows:

	Three Months Ended		Six Months Ended
	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021
	(millions)
Operating income(a):
North America	$127.1	$170.6	$259.9	$356.9
Europe	134.6	161.8	207.8	256.3
Asia	65.7	43.4	144.4	103.8
Other non-reportable segments	40.0	32.3	77.2	67.7
	367.4	408.1	689.3	784.7
Unallocated corporate expenses	(153.8)	(148.5)	(294.9)	(303.8)
Unallocated restructuring and other charges, net(b)	(6.9)	(7.7)	(12.5)	(8.4)
Total operating income	$206.7	$251.9	$381.9	$472.5

(a)Segment operating income and unallocated corporate expenses during the three-month and six-month periods ended October 1, 2022 and September 25, 2021 also included asset impairment charges (see Note 7), which are detailed below:

	Three Months Ended		Six Months Ended
	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021
	(millions)
Asset impairment charges:
North America	$—	$(0.4)	$—	$(0.4)
Asia	—	—	—	(1.1)
Other non-reportable segments	—	(0.3)	—	(0.3)
Unallocated corporate expenses	(0.2)	—	(0.2)	(17.5)
Total asset impairment charges	$(0.2)	$(0.7)	$(0.2)	$(19.3)

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(b)The three-month and six-month periods ended October 1, 2022 and September 25, 2021 included certain unallocated restructuring and other charges, net (see Note 8), which are detailed below:

	Three Months Ended		Six Months Ended
	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021
	(millions)
Unallocated restructuring and other charges, net:
North America-related	$—	$—	$—	$0.1
Europe-related	—	—	1.1	1.0
Asia-related	—	0.3	0.2	0.4
Other non-reportable segment-related	—	—	—	(0.1)
Corporate operations-related	(1.2)	(2.9)	(3.2)	(3.9)
Unallocated restructuring charges	(1.2)	(2.6)	(1.9)	(2.5)
Other charges (see Note 8)	(5.7)	(5.1)	(10.6)	(5.9)
Total unallocated restructuring and other charges, net	$(6.9)	$(7.7)	$(12.5)	$(8.4)
Depreciation and amortization expense for the Company's segments is as follows:

	Three Months Ended		Six Months Ended
	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021
	(millions)
Depreciation and amortization expense:
North America	$18.0	$17.7	$36.2	$35.7
Europe	7.3	7.5	15.1	15.3
Asia	11.5	12.9	23.6	25.8
Other non-reportable segments	—	—	—	0.4
Unallocated corporate	16.5	17.8	33.2	35.9
Total depreciation and amortization expense	$53.3	$55.9	$108.1	$113.1
Net revenues by geographic location of the reporting subsidiary are as follows:

	Three Months Ended		Six Months Ended
	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021
	(millions)
Net revenues(a):
The Americas(b)	$777.0	$741.9	$1,523.2	$1,477.3
Europe(c)	486.4	492.0	896.8	844.5
Asia(d)	316.5	270.2	650.5	558.6
Total net revenues	$1,579.9	$1,504.1	$3,070.5	$2,880.4

(a)Net revenues for certain of the Company's licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.
(b)Includes the U.S., Canada, and Latin America. Net revenues earned in the U.S. during the three-month and six-month periods ended October 1, 2022 were $737.3 million and $1.449 billion, respectively, and $709.1 million and $1.417 billion, during the three-month and six-month periods ended September 25, 2021, respectively.
(c)Includes the Middle East.
(d)Includes Australia and New Zealand.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18.    Additional Financial Information
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
A reconciliation of cash, cash equivalents, and restricted cash as of October 1, 2022 and April 2, 2022 from the consolidated balance sheets to the consolidated statements of cash flows is as follows:

	October 1, 2022	April 2, 2022
	(millions)
Cash and cash equivalents	$1,107.1	$1,863.8
Restricted cash included within prepaid expenses and other current assets	1.5	1.6
Restricted cash included within other non-current assets	5.6	6.6
Total cash, cash equivalents, and restricted cash	$1,114.2	$1,872.0
Restricted cash relates to cash held in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters and real estate leases.
Cash Paid for Interest and Taxes
Cash paid for interest and income taxes is as follows:

	Three Months Ended		Six Months Ended
	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021
	(millions)
Cash paid for interest	$5.1	$5.9	$22.1	$23.6
Cash paid for income taxes, net of refunds	31.8	48.9	55.9	84.4
Cash Paid for Leases
The following table summarizes certain cash flow information related to the Company's leases:

	Six Months Ended
	October 1, 2022	September 25, 2021
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$169.1	$179.8
Operating cash flows for finance leases	5.7	6.3
Financing cash flows for finance leases	10.8	11.7
Non-cash Transactions
Operating lease ROU assets recorded in connection with the recognition of new lease liabilities was $135.0 million and $153.6 million for the six-month periods ended October 1, 2022 and September 25, 2021, respectively.
Non-cash investing activities also included capital expenditures incurred but not yet paid of $31.2 million and $32.8 million for the six-month periods ended October 1, 2022 and September 25, 2021, respectively.
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
•the potential impact to our business resulting from supply chain disruptions, including those caused by capacity constraints, closed factories and/or labor shortages (stemming from pandemic diseases, labor disputes, strikes, or otherwise), scarcity of raw materials, port congestion, and scrutiny or detention of goods produced in certain territories resulting from trade restrictions, such as those imposed by the recently enacted Uyghur Forced Labor Prevention Act ("UFLPA"), which could result in inventory delays or shortages and lost sales;
•our ability to effectively manage inventory levels and the increasing pressure on our margins in a highly promotional retail environment;
•our exposure to currency exchange rate fluctuations from both a transactional and translational perspective;
•our ability to recruit and retain employees to operate our retail stores, distribution centers, and various corporate functions;
•the impact to our business resulting from a recession or changes in consumers' ability, willingness, or preferences to purchase discretionary items and luxury retail products, which tends to decline during recessionary periods, and our ability to accurately forecast consumer demand, the failure of which could result in either a build-up or shortage of inventory;
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
•the impact to our business resulting from the potential imposition of additional duties, tariffs, taxes, and other charges or barriers to trade, including those resulting from trade developments between the U.S. and China or other countries, and any related impact to global stock markets, as well as our ability to implement mitigating sourcing strategies;
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
In this Form 10-Q, references to "Ralph Lauren," "ourselves," "we," "our," "us," and the "Company" refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the Saturday immediately before or after March 31. As such, fiscal year 2023 will end on April 1, 2023 and will be a 52-week period ("Fiscal 2023"). Fiscal year 2022 ended on April 2, 2022 and was a 53-week period ("Fiscal 2022"). The second quarter of Fiscal 2023 ended on October 1, 2022 and was a 13-week period. The second quarter of Fiscal 2022 ended on September 25, 2021 and was also a 13-week period.
INTRODUCTION
Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and notes thereto to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:
•Overview.    This section provides a general description of our business, global economic conditions and industry trends, and a summary of our financial performance for the three-month and six-month periods ended October 1, 2022. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.
•Results of operations.    This section provides an analysis of our results of operations for the three-month and six-month periods ended October 1, 2022 as compared to the three-month and six-month periods ended September 25, 2021.
•Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of October 1, 2022, which includes (i) an analysis of our financial condition as compared to the prior fiscal year-end; (ii) an analysis of changes in our cash flows for the six months ended October 1, 2022 as compared to the six months ended September 25, 2021; (iii) an analysis of our liquidity, including the availability under our commercial paper borrowing program and credit facilities, our outstanding debt and covenant compliance, common stock repurchases, and payments of dividends; and (iv) a description of any material changes in our material cash requirements since April 2, 2022.
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

OVERVIEW
Our Business
Our Company is a global leader in the design, marketing, and distribution of luxury lifestyle products, including apparel, footwear & accessories, home, fragrances, and hospitality. Our long-standing reputation and distinctive image have been developed across a wide range of products, brands, distribution channels, and international markets. Our brand names include Ralph Lauren, Ralph Lauren Collection, Ralph Lauren Purple Label, Polo Ralph Lauren, Double RL, Lauren Ralph Lauren, Polo Ralph Lauren Children, and Chaps, among others.
We diversify our business by geography (North America, Europe, and Asia, among other regions) and channel of distribution (retail, wholesale, and licensing). This allows us to maintain a dynamic balance as our operating results do not depend solely on the performance of any single geographic area or channel of distribution. We sell directly to consumers through our integrated retail channel, which includes our retail stores, concession-based shop-within-shops, and digital commerce operations around the world. Our wholesale sales are made principally to major department stores, specialty stores, and third-party digital partners around the world, as well as to certain third-party-owned stores to which we have licensed the right to operate in defined geographic territories using our trademarks. In addition, we license to third parties for specified periods the right to access our various trademarks in connection with the licensees' manufacture and sale of designated products, such as certain apparel, eyewear, fragrances, and home.
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
Our business is typically affected by seasonal trends, with higher levels of retail sales in our second and third fiscal quarters and higher wholesale sales in our second and fourth fiscal quarters. These trends result primarily from the timing of key vacation travel, back-to-school, and holiday shopping periods impacting our retail business and timing of seasonal wholesale shipments. As a result of changes in our business, consumer spending patterns, and the macroeconomic environment, including those resulting from pandemic diseases and other catastrophic events, historical quarterly operating trends and working capital requirements may not be indicative of our future performance. In addition, fluctuations in sales, operating income (loss), and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, our operating results and cash flows for the three-month and six-month periods ended October 1, 2022 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2023.
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
As a result of the COVID-19 pandemic, we have experienced varying degrees of business disruptions since its beginning, including periods of closure of our stores and corporate-related facilities, as have our wholesale customers, licensing partners, and suppliers. Such disruptions continued throughout Fiscal 2022 in certain regions, although to a lesser extent than the widespread significant disruptions experienced during our fiscal year ended March 27, 2021, and have since extended into Fiscal 2023, most notably in Asia where approximately 50% of our stores in China experienced closures for a significant portion of the first quarter, followed by sporadic closures during the second quarter impacting approximately 35% of our mainland stores. Further, throughout the course of the pandemic, the majority of our stores that were able to remain open have periodically been subject to limited operating hours and/or customer capacity levels in accordance with local health guidelines, with traffic remaining challenged. However, our digital commerce operations have grown significantly from pre-pandemic levels, due in part to our investments and enhanced capabilities, as well as changes in consumer shopping preferences.
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
Despite the development of COVID-19 vaccines, the pandemic remains volatile and continues to evolve, with resurgences and outbreaks occurring in various parts of the world, including those resulting from variants of the virus. Accordingly, we cannot predict for how long and to what extent the pandemic will continue to impact our business operations or the overall global economy. We will continue to assess our operations location-by-location, considering the guidance of local governments and global health organizations. See Item 1A — "Risk Factors — Risks Related to Macroeconomic Conditions — Infectious disease outbreaks, such as the COVID-19 pandemic, could have a material adverse effect on our business" in the Fiscal 2022 10-K for additional discussion regarding risks to our business associated with the COVID-19 pandemic.
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
Finally, on June 26, 2021, in connection with our brand portfolio initiative, we sold our former Club Monaco business to Regent, L.P. ("Regent"), a global private equity firm, with no resulting gain or loss on sale realized during the first quarter of Fiscal 2022. Regent acquired Club Monaco's assets and liabilities in exchange for potential future cash consideration payable to us, including earn-out payments based on Club Monaco meeting certain defined revenue thresholds over a five-year period. Accordingly, we may realize amounts in the future related to the receipt of such contingent consideration. Additionally, in connection with this divestiture, we provided Regent with certain operational support for a transitional period of approximately one year, varying by functional area.
In connection with the Fiscal 2021 Strategic Realignment Plan, we have recorded cumulative pre-tax charges of $267.7 million, of which $5.6 million and $21.8 million were recorded during the six-month periods ended October 1, 2022 and September 25, 2021, respectively. Actions associated with the Fiscal 2021 Strategic Realignment Plan were substantially completed by the end of Fiscal 2022, with certain remaining actions expected to be completed during Fiscal 2023. We expect total charges of up to $300 million to be incurred in connection with this plan, consisting of cash-related charges of approximately $180 million and non-cash charges of approximately $120 million. Actions associated with this plan are expected to result in gross annualized pre-tax expense savings of approximately $200 million, a portion of which is being reinvested back into the business.
See Note 8 to our accompanying consolidated financial statements for additional discussion regarding charges recorded in connection with the Fiscal 2021 Strategic Restructuring Plan.
Global Economic Conditions and Industry Trends
The global economy and retail industry are impacted by many different factors. As discussed in "Recent Developments," governments worldwide have periodically imposed varying degrees of preventative and protective actions throughout the course of the COVID-19 pandemic, such as temporary travel bans, forced business closures, and stay-at-home orders, all in an effort to reduce the spread of the virus. Such actions, together with changes in some consumers' willingness to congregate in populated areas, have resulted in significant business disruptions across a wide array of industries since the outbreak of the pandemic, particularly those whose product offerings are considered to be discretionary in nature. The COVID-19 pandemic has also significantly disrupted distribution, logistic, and supply chain operations globally, including temporary factory closures, labor shortages, vessel, container and other transportation shortages, and port congestion. Such disruptions have reduced the availability of inventory, delayed timing of inventory receipts, and resulted in increased costs for both the purchase and transportation of such inventory. Despite the development of COVID-19 vaccines, resurgences and outbreaks continue to occur in certain geographic locations, including those resulting from variants of the virus. Accordingly, it is not clear at this time how much longer and to what extent the pandemic will last.
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
Additionally, other changes in economic conditions, most notably inflationary pressures (including increases in the cost of raw materials, transportation, and salaries & benefits), rising interest rates, significant foreign currency volatility, and the growing concerns of a potential recession, have also impacted consumer discretionary income levels, spending, and sentiment. In response to such pressures, as well as in an effort to reduce elevated inventory levels, many retailers have become increasingly more promotional in an attempt to offset traffic declines and increase conversion. Certain other worldwide events and factors, such as international trade relations, new legislation and regulations, taxation or monetary policy changes, and political and civil unrest, among other factors, have also adversely impacted the global economy. The continuation of these trends could have a material adverse effect on our business or operating results.

We have implemented various strategies globally to help address many of these current challenges and continue to build a foundation for long-term profitable growth centered around strengthening our consumer-facing areas of product, stores, and marketing across channels and driving a more efficient operating model. Throughout the course of the COVID-19 pandemic, our priority has been to ensure the safety and well-being of our employees, customers, and the communities in which we operate around the world. We continue to consider the guidance of local governments and global health organizations and have implemented health and safety protocols in our stores, distribution centers, and corporate facilities. Investing in our digital ecosystem remains a primary focus and is a key component of our integrated global omni-channel strategy and driving consumer engagement, particularly in light of the current COVID-19 pandemic, which has and could continue to reshape consumer shopping preferences. During the second quarter of Fiscal 2023, we launched additional digital sites in key markets globally, including South Korea and Australia. We also continue to drive consumer engagement and global brand awareness through our sports sponsorships, with recent events including the U.S. Open Tennis Championships and Wimbledon, as well as through our special product releases and limited collections and celebrity dressings at highly publicized events, such as outfitting the wedding of Jennifer Lopez and Ben Affleck. We also held our first-ever West Coast fashion show in October, featuring our multi-brand, multi-gender ode to California Dreaming. Additionally, we have accelerated our marketing investments, with a focus on supporting new customer acquisition, digitally-amplified brand campaigns, and resumption of in-store programs as markets continue to reopen worldwide. While we remain agile and mindful of the increasing competitive promotional environment, we plan to continue driving our broader long-term strategy of brand elevation, which includes multiple levers to continue driving average unit retail growth and brand equity. We continue to take deliberate actions to ensure promotional consistency across channels and to enhance the overall brand and shopping experience, including better aligning shipments and inventory levels with underlying demand. We also remain committed to optimizing our wholesale distribution channel and enhancing our department store consumer experience.
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
Summary of Financial Performance
Operating Results
During the three months ended October 1, 2022, we reported net revenues of $1.580 billion, net income of $150.5 million, and net income per diluted share of $2.18, as compared to net revenues of $1.504 billion, net income of $193.3 million, and net income per diluted share of $2.57 during the three months ended September 25, 2021. During the six months ended October 1, 2022, we reported net revenues of $3.070 billion, net income of $273.9 million, and net income per diluted share of $3.90, as compared to net revenues of $2.880 billion, net income of $358.0 million, and net income per diluted share of $4.75 during the six months ended September 25, 2021. The comparability of our operating results has been affected by net restructuring-related charges, impairment of assets, and certain other benefits (charges), as well as the impacts of the disposition of our former Club Monaco business at the end of the first quarter of Fiscal 2022 and the transition of our Chaps business to a fully licensed business model during the second quarter of Fiscal 2022, as discussed further below. We also continue to experience varying degrees of business disruptions resulting from the COVID-19 pandemic, including periods of temporary closures of our stores, as well as sourcing and distribution-related delays.
Our operating performance for the three-month and six-month periods ended October 1, 2022 reflected revenue increases of 5.0% and 6.6%, respectively, on a reported basis and 13.0% and 13.2%, respectively, on a constant currency basis, as defined within "Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition" below. The increases in net revenues during the three-month and six-month periods ended October 1, 2022 on a constant currency basis reflected growth across all of our reportable segments and sales channels.
Our gross profit as a percentage of net revenues declined by 270 basis points to 64.8% during the three months ended October 1, 2022 and by 300 basis points to 65.9% during the six months ended October 1, 2022, primarily driven by higher product and freight costs, and net unfavorable foreign currency effects, partially offset by improved pricing and lower levels of promotional activity.

Selling, general, and administrative ("SG&A") expenses as a percentage of net revenues during the three months ended October 1, 2022 increased by 100 basis points to 51.2% and by 160 basis points to 53.1% during the six months ended October 1, 2022, primarily driven by a normalized quarterly cadence of marketing investments, as well as higher compensation and selling-related expenses to drive strategic growth.
Net income decreased by $42.8 million to $150.5 million during the three months ended October 1, 2022 as compared to the three months ended September 25, 2021, primarily due to a $45.2 million decline in our operating income. Net income per diluted share decreased by $0.39 to $2.18 per share during the three months ended October 1, 2022 driven by the lower level of net income, partially offset by lower weighted-average diluted shares outstanding. Net income decreased by $84.1 million to $273.9 million during the six months ended October 1, 2022 as compared to the six months ended September 25, 2021, primarily due to a $90.6 million decline in our operating income. Net income per diluted share decreased by $0.85 to $3.90 per share during the six months ended October 1, 2022 driven by the lower level of net income, partially offset by lower weighted-average diluted shares outstanding.
Our operating results during each of the three-month periods ended October 1, 2022 and September 25, 2021, were negatively impacted by net restructuring-related charges, impairment of assets, and certain other charges (benefits) totaling $4.7 million, which had an after-tax effect of reducing net income by $3.5 million, or $0.05 per diluted share, and $3.7 million, or $0.05 per diluted share, respectively. During the six-month periods ended October 1, 2022 and September 25, 2021, our operating results were negatively impacted by net restructuring-related charges, impairment of assets, and certain other charges (benefits) totaling $19.5 million and $15.1 million, respectively, which had an after-tax effect of reducing net income by $14.7 million, or $0.21 per diluted share, and $11.4 million, or $0.15 per diluted share, respectively.
Financial Condition and Liquidity
We ended the second quarter of Fiscal 2023 in a net cash and short-term investments position (calculated as cash and cash equivalents, plus short-term investments, less total debt) of $279.2 million, as compared to $962.1 million as of the end of Fiscal 2022. The decrease in our net cash and short-term investments position was primarily due to our use of cash to support Class A common stock repurchases of $417.3 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to make dividend payments of $99.1 million, and to invest in our business through $83.9 million in capital expenditures, as well as the unfavorable effect of exchange rate changes on our cash, cash equivalents, and restricted cash of $60.6 million.
Net cash provided by operating activities was $1.9 million during the six months ended October 1, 2022, as compared to $464.2 million during the six months ended September 25, 2021. The net decrease in cash provided by operating activities was due to a net unfavorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period, as well as a decrease in net income before non-cash charges.
Our equity decreased to $2.256 billion as of October 1, 2022 compared to $2.536 billion as of April 2, 2022, due to our share repurchase activity and dividends declared during the six months ended October 1, 2022, partially offset by our comprehensive income and the net impact of stock-based compensation arrangements.
Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition
The comparability of our operating results for the three-month and six-month periods ended October 1, 2022 and September 25, 2021 has been affected by certain events, including:
•pretax charges incurred in connection with our restructuring activities, as well as certain other benefits (charges), as summarized below (references to "Notes" are to the notes to the accompanying consolidated financial statements):

	Three Months Ended		Six Months Ended
	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021
	(millions)
Restructuring and other charges, net (see Note 8)	$(6.9)	$(7.7)	$(12.5)	$(8.4)
Non-routine inventory benefits (charges)(a)	2.4	3.5	(9.2)	11.5
Impairment of assets (see Note 7)	(0.2)	(0.7)	(0.2)	(19.3)
Non-routine bad debt expense reversals(b)	—	0.2	2.4	1.1
Total charges	$(4.7)	$(4.7)	$(19.5)	$(15.1)

(a)Non-routine inventory benefits (charges) are recorded within cost of goods sold in the consolidated statements of operations. The benefits recorded during the three-month period ended October 1, 2022 and the three-month and six-month periods ended September 25, 2021 related to reversals of amounts previously recognized in connection with the COVID-19 pandemic. The net charges recorded during the six-month period ended October 1, 2022 primarily related to the Russia-Ukraine war.
(b)Non-routine bad debt expense reversals are recorded within SG&A expenses in the consolidated statements of operations. The reversals recorded during the six-month period ended October 1, 2022 related to charges previously recognized in connection with the Russia-Ukraine war. The reversals recorded during the three-month and six-month periods ended September 25, 2021 related to charges previously recognized in connection with the COVID-19 pandemic.
•the disposition of our former Club Monaco business at the end of the first quarter of Fiscal 2022. We did not recognize any net revenues during the six months ended October 1, 2022 in connection with our former Club Monaco business, whereas in comparison we recognized net revenues of approximately $34 million during the comparable prior fiscal year period, all of which was recorded during the first quarter of Fiscal 2022;
•the transition of our Chaps business to a fully licensed business model during the second quarter of Fiscal 2022, which resulted in an overall decline in net revenues of approximately $16 million during the six months ended October 1, 2022 as compared to the prior fiscal year period; and
•other adverse impacts related to COVID-19 business disruptions during the three-month and six-month periods ended October 1, 2022 and September 25, 2021.
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

RESULTS OF OPERATIONS
Three Months Ended October 1, 2022 Compared to Three Months Ended September 25, 2021
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	October 1, 2022	September 25, 2021	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$1,579.9	$1,504.1	$75.8	5.0%
Cost of goods sold	(556.8)	(488.9)	(67.9)	13.9%
Gross profit	1,023.1	1,015.2	7.9	0.8%
Gross profit as % of net revenues	64.8%	67.5%		(270 bps)
Selling, general, and administrative expenses	(809.3)	(754.9)	(54.4)	7.2%
SG&A expenses as % of net revenues	51.2%	50.2%		100 bps
Impairment of assets	(0.2)	(0.7)	0.5	(79.0%)
Restructuring and other charges, net	(6.9)	(7.7)	0.8	(10.2%)
Operating income	206.7	251.9	(45.2)	(18.0%)
Operating income as % of net revenues	13.1%	16.7%		(360 bps)
Interest expense	(9.5)	(13.6)	4.1	(29.6%)
Interest income	6.6	1.2	5.4	433.6%
Other income, net	(3.7)	(1.4)	(2.3)	149.4%
Income before income taxes	200.1	238.1	(38.0)	(15.9%)
Income tax provision	(49.6)	(44.8)	(4.8)	10.5%
Effective tax rate(a)	24.8%	18.8%		600 bps
Net income	$150.5	$193.3	$(42.8)	(22.1%)
Net income per common share:
Basic	$2.21	$2.61	$(0.40)	(15.3%)
Diluted	$2.18	$2.57	$(0.39)	(15.2%)

(a)Effective tax rate is calculated by dividing the income tax provision by income before income taxes.
Net Revenues.    Net revenues increased by $75.8 million, or 5.0%, to $1.580 billion during the three months ended October 1, 2022 as compared to the three months ended September 25, 2021, including net unfavorable foreign currency effects of $119.6 million. On a constant currency basis, net revenues increased by $195.4 million, or 13.0%, reflecting growth across all of our reportable segments and sales channels.
The following table summarizes the percentage change in our consolidated comparable store sales for the three months ended October 1, 2022 as compared to the prior fiscal year period:

% Change
Digital commerce	5%
Brick and mortar	8%
Total comparable store sales	7%

Our global average store count increased by 100 stores and concession shops during the three months ended October 1, 2022 compared with the three months ended September 25, 2021, driven by new openings primarily in Asia. The following table details our retail store presence by segment as of the periods presented:

	October 1, 2022	September 25, 2021
Freestanding Stores:
North America	239	235
Europe	98	94
Asia	197	164
Total freestanding stores	534	493

Concession Shops:
North America	1	1
Europe	29	29
Asia	682	628
Total concession shops	712	658
Total stores	1,246	1,151
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
Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the comparable prior fiscal year period, are provided below:

	Three Months Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	October 1, 2022	September 25, 2021	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$726.6	$703.1	$23.5	$(1.1)	$24.6	3.3%	3.5%
Europe	493.5	495.5	(2.0)	(76.1)	74.1	(0.4%)	15.0%
Asia	316.4	269.9	46.5	(42.3)	88.8	17.2%	32.9%
Other non-reportable segments	43.4	35.6	7.8	(0.1)	7.9	21.8%	22.0%
Total net revenues	$1,579.9	$1,504.1	$75.8	$(119.6)	$195.4	5.0%	13.0%
North America net revenues — Net revenues increased by $23.5 million, or 3.3%, during the three months ended October 1, 2022 as compared to the three months ended September 25, 2021. On a constant currency basis, net revenues increased by $24.6 million, or 3.5%.
The $23.5 million net increase in North America net revenues was driven by:
•a $21.4 million net increase related to our North America wholesale business largely driven by overall stronger consumer demand in our full-price channel, partially offset by further reductions in the off-price channel; and
•a $2.1 million net increase related to our North America retail business. On a constant currency basis, net revenues increased by $2.7 million, reflecting increases of $2.0 million in non-comparable store sales and $0.7 million in comparable store sales. The following table summarizes the percentage change in comparable store sales related to our North America retail business:

% Change
Digital commerce	(1%)
Brick and mortar	—%
Total comparable store sales	—%
Europe net revenues — Net revenues decreased by $2.0 million, or 0.4%, during the three months ended October 1, 2022 as compared to the three months ended September 25, 2021. On a constant currency basis, net revenues increased by $74.1 million, or 15.0%.
The $2.0 million net decline in Europe net revenues was driven by:
•a $24.7 million net decrease related to our Europe retail business largely driven by net unfavorable foreign currency effects of $34.1 million. On a constant currency basis, net revenues increased by $9.4 million, reflecting increases of $5.1 million in comparable store sales and $4.3 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Europe retail business:

% Change
Digital commerce	15%
Brick and mortar	—%
Total comparable store sales	3%
This decline was partially offset by a $22.7 million net increase related to our Europe wholesale business largely driven by improved timing of inventory receipts and fulfillment of customer orders, partially offset by net unfavorable foreign currency effects of $42.0 million.
Asia net revenues — Net revenues increased by $46.5 million, or 17.2%, during the three months ended October 1, 2022 as compared to the three months ended September 25, 2021. On a constant currency basis, net revenues increased by $88.8 million, or 32.9%.
The $46.5 million net increase in Asia net revenues was driven by:
•a $39.8 million net increase related to our Asia retail business, reflecting growth in both our brick and mortar and digital commerce operations, partially offset by net unfavorable foreign currency effects of $39.2 million. On a constant currency basis, net revenues increased by $79.0 million, reflecting increases of $49.9 million in comparable store sales and $29.1 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Asia retail business:

% Change
Digital commerce	22%
Brick and mortar	25%
Total comparable store sales	25%
•a $6.7 million net increase related to our Asia wholesale business, reflecting increases most notably in South Korea and Australia, partially offset by net unfavorable foreign currency effects of $3.1 million.
Gross Profit.    Gross profit increased by $7.9 million, or 0.8%, to $1.023 billion for the three months ended October 1, 2022, including net unfavorable foreign currency effects of $109.4 million. Gross profit as a percentage of net revenues declined to 64.8% for the three months ended October 1, 2022 from 67.5% for the three months ended September 25, 2021. The 270 basis point decrease was primarily driven by higher product and freight costs, and net unfavorable foreign currency effects, partially offset by improved pricing and lower levels of promotional activity.
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

Selling, General, and Administrative Expenses.    SG&A expenses include costs relating to compensation and benefits, advertising and marketing, rent and occupancy, distribution, information technology, legal, depreciation and amortization, bad debt, and other selling and administrative costs. SG&A expenses increased by $54.4 million, or 7.2%, to $809.3 million for the three months ended October 1, 2022, including net favorable foreign currency effects of $49.2 million. SG&A expenses as a percentage of net revenues increased to 51.2% for the three months ended October 1, 2022 from 50.2% for the three months ended September 25, 2021. The 100 basis point increase was primarily driven by a normalized quarterly cadence of marketing investments, as well as higher compensation and selling-related expenses to drive strategic growth.
The $54.4 million increase in SG&A expenses was driven by:

Three Months Ended October 1, 2022 Compared to Three Months Ended September 25, 2021
(millions)
SG&A expense category:
Marketing and advertising expenses	$16.5
Compensation-related expenses	13.4
Shipping and handling costs	7.6
Selling-related expenses	6.0
Staff-related expenses	5.9
Consulting and professional fees	5.8
Other	(0.8)
Total increase in SG&A expenses	$54.4
Impairment of Assets. During the three-month periods ended October 1, 2022 and September 25, 2021, we recorded non-cash impairment charges of $0.2 million and $0.7 million, respectively, to write-down certain long-lived assets. See Note 7 to the accompanying consolidated financial statements.
Restructuring and Other Charges, Net. During the three-month periods ended October 1, 2022 and September 25, 2021, we recorded restructuring charges of $4.7 million and $2.6 million, respectively, consisting of severance and benefit costs and other cash charges, as well as other charges of $5.7 million and $5.1 million, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired. Additionally, during the three months ended October 1, 2022, we recognized $3.5 million of income related to consideration received from Regent as a result of the Club Monaco business exceeding certain previously defined revenue thresholds over a specified time period. See Note 8 to the accompanying consolidated financial statements.
Operating Income.    Operating income decreased by $45.2 million, or 18.0%, to $206.7 million for the three months ended October 1, 2022, reflecting net unfavorable foreign currency effects of $60.2 million. Additionally, during each of the three-month periods ended October 1, 2022 and September 25, 2021, our operating results were negatively impacted by net restructuring-related charges, impairment of assets, and certain other charges (benefits) totaling $4.7 million. Operating income as a percentage of net revenues was 13.1% for the three months ended October 1, 2022, reflecting a 360 basis point decline from the prior fiscal year period. The decline in operating income as a percentage of net revenues was primarily driven by the decrease in our gross margin and the increase in SG&A expenses as a percentage of net revenues, both as previously discussed.

Operating income and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the comparable prior fiscal year period, are provided below:

	Three Months Ended
	October 1, 2022		September 25, 2021
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$127.1	17.5%	$170.6	24.3%	$(43.5)	(680 bps)
Europe	134.6	27.3%	161.8	32.6%	(27.2)	(530 bps)
Asia	65.7	20.8%	43.4	16.1%	22.3	470 bps
Other non-reportable segments	40.0	92.3%	32.3	90.7%	7.7	160 bps
	367.4		408.1		(40.7)
Unallocated corporate expenses	(153.8)		(148.5)		(5.3)
Unallocated restructuring and other charges, net	(6.9)		(7.7)		0.8
Total operating income	$206.7	13.1%	$251.9	16.7%	$(45.2)	(360 bps)
North America operating margin declined by 680 basis points, primarily due to the net unfavorable impacts of 530 basis points and 150 basis points attributable to our retail and wholesale businesses, respectively, both driven by a decline in our gross margin and an increase in SG&A expenses as a percentage of net revenues.
Europe operating margin declined by 530 basis points, primarily due to the unfavorable impacts of 430 basis points attributable to foreign currency effects and approximately 410 basis points related to our retail business, driven by an increase in SG&A expenses as a percentage of net revenues and a decline in our gross margin. These declines in operating margin were partially offset by the favorable impacts of approximately 220 basis points related to our wholesale business, largely attributable to an increase in our gross margin, and approximately 90 basis points attributable to favorable channel mix.
Asia operating margin improved by 470 basis points, primarily due to the favorable impact of approximately 610 basis points related to our retail business, largely driven by a decline in SG&A expenses as a percentage of net revenues and an increase in our gross margin. The overall improvement in operating margin also reflected the favorable impact of approximately 20 basis points attributable to favorable channel mix. These improvements in operating margin were partially offset by the unfavorable impact of 160 basis points attributable to foreign currency effects.
Unallocated corporate expenses increased by $5.3 million to $153.8 million during the three months ended October 1, 2022. The increase in unallocated corporate expenses was due to higher marketing and advertising expenses of $10.1 million and higher consulting fees of $4.5 million, partially offset by lower non-income taxes of $5.6 million and lower other expenses of $3.7 million.
Unallocated restructuring and other charges, net decreased by $0.8 million to $6.9 million during the three months ended October 1, 2022, as previously discussed above and in Note 8 to the accompanying consolidated financial statements.
Non-operating Income (Expense), Net. Non-operating income (expense), net is comprised of interest expense, interest income, and other income (expense), net, which includes foreign currency gains (losses), equity in income (losses) from our equity-method investees, and other non-operating expenses. During the three-month periods ended October 1, 2022 and September 25, 2021, we reported non-operating expense, net, of $6.6 million and $13.8 million, respectively. The $7.2 million decrease in non-operating expense, net was driven by:
•a $5.4 million increase in interest income, primarily driven by higher interest rates in financial markets; and
•a $4.1 million decline in interest expense, primarily driven by the lower average level of outstanding debt during the three months ended October 1, 2022 as compared to the prior fiscal year period resulting from our repayment of the 1.700% Senior Notes that matured on June 15, 2022 (see "Financial Condition and Liquidity — Cash Flows").
These favorable variances were partially offset by higher other expense, net of $2.3 million, primarily driven by higher net foreign currency losses during the three months ended October 1, 2022 as compared to the prior fiscal year period.

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
The income tax provision and effective tax rate for the three months ended October 1, 2022 were $49.6 million and 24.8%, respectively, as compared to $44.8 million and 18.8%, respectively, for the three months ended September 25, 2021. The $4.8 million increase in our income tax provision was primarily driven by a 600 basis point increase in our effective tax rate, partially offset by the decline in our pretax income. The increase in our effective tax rate was primarily due to the absence of certain favorable permanent adjustments taken during the prior fiscal year period. See Note 9 to the accompanying consolidated financial statements.
Net Income.    Net income decreased to $150.5 million for the three months ended October 1, 2022, from $193.3 million for the three months ended September 25, 2021. The $42.8 million decrease in net income was primarily due to the decrease in our operating income, as previously discussed. During each of the three-month periods ended October 1, 2022 and September 25, 2021, our operating results included net restructuring-related charges, impairment of assets, and certain other charges (benefits) totaling $4.7 million, which had an after-tax effect of reducing net income by $3.5 million and $3.7 million, respectively.
Net Income per Diluted Share.    Net income per diluted share decreased to $2.18 for the three months ended October 1, 2022, from $2.57 for the three months ended September 25, 2021. The $0.39 per share decrease was driven by the lower level of net income, as previously discussed, partially offset by lower weighted-average diluted shares outstanding during the three months ended October 1, 2022 driven by our share repurchases during the last twelve months. Net income per diluted share for the three-month periods ended October 1, 2022 and September 25, 2021 were each negatively impacted by $0.05 per share as a result of net restructuring-related charges, impairment of assets, and certain other charges (benefits), as previously discussed.

Six Months Ended October 1, 2022 Compared to Six Months Ended September 25, 2021
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Six Months Ended
	October 1, 2022	September 25, 2021	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$3,070.5	$2,880.4	$190.1	6.6%
Cost of goods sold	(1,046.0)	(897.1)	(148.9)	16.6%
Gross profit	2,024.5	1,983.3	41.2	2.1%
Gross profit as % of net revenues	65.9%	68.9%		(300 bps)
Selling, general, and administrative expenses	(1,629.9)	(1,483.1)	(146.8)	9.9%
SG&A expenses as % of net revenues	53.1%	51.5%		160 bps
Impairment of assets	(0.2)	(19.3)	19.1	(99.2%)
Restructuring and other charges, net	(12.5)	(8.4)	(4.1)	49.8%
Operating income	381.9	472.5	(90.6)	(19.2%)
Operating income as % of net revenues	12.4%	16.4%		(400 bps)
Interest expense	(21.3)	(26.9)	5.6	(20.8%)
Interest income	10.2	3.0	7.2	238.8%
Other expense, net	(8.5)	(0.5)	(8.0)	NM
Income before income taxes	362.3	448.1	(85.8)	(19.1%)
Income tax provision	(88.4)	(90.1)	1.7	(2.0%)
Effective tax rate(a)	24.4%	20.1%		430 bps
Net income	$273.9	$358.0	$(84.1)	(23.5%)
Net income per common share:
Basic	$3.97	$4.84	$(0.87)	(18.0%)
Diluted	$3.90	$4.75	$(0.85)	(17.9%)

(a)Effective tax rate is calculated by dividing the income tax provision by income before income taxes.
NM Not meaningful.
Net Revenues.    Net revenues increased by $190.1 million, or 6.6%, to $3.070 billion during the six months ended October 1, 2022 as compared to the six months ended September 25, 2021, including net unfavorable foreign currency effects of $189.1 million. On a constant currency basis, net revenues increased by $379.2 million, or 13.2%, reflecting growth across all of our reportable segments and sales channels, despite revenue declines associated with the disposition of our former Club Monaco business at the end of the first quarter of Fiscal 2022 and the transition of our Chaps business to a fully licensed business model during the second quarter of Fiscal 2022.
The following table summarizes the percentage change in our consolidated comparable store sales for the six months ended October 1, 2022 as compared to the prior fiscal year period:

% Change
Digital commerce	6%
Brick and mortar	12%
Total comparable store sales	11%

Our global average store count increased by 89 stores and concession shops during the six months ended October 1, 2022 compared with the six months ended September 25, 2021, driven by new openings primarily in Asia.
Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the comparable prior fiscal year period, are provided below:

	Six Months Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	October 1, 2022	September 25, 2021	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$1,427.3	$1,365.2	$62.1	$(1.4)	$63.5	4.5%	4.6%
Europe	909.1	850.4	58.7	(116.3)	175.0	6.9%	20.6%
Asia	650.5	558.1	92.4	(71.2)	163.6	16.6%	29.3%
Other non-reportable segments(a)	83.6	106.7	(23.1)	(0.2)	(22.9)	(21.6%)	(21.5%)
Total net revenues	$3,070.5	$2,880.4	$190.1	$(189.1)	$379.2	6.6%	13.2%

(a)Reflects the disposition of our former Club Monaco business at the end of the first quarter of Fiscal 2022.
North America net revenues — Net revenues increased by $62.1 million, or 4.5%, during the six months ended October 1, 2022 as compared to the six months ended September 25, 2021. On a constant currency basis, net revenues increased by $63.5 million, or 4.6%.
The $62.1 million net increase in North America net revenues was driven by:
•a $34.4 million net increase related to our North America wholesale business largely driven by overall stronger consumer demand in our full-price channel. This increase was realized despite the transition of our Chaps business to a fully licensed business model during the second quarter of Fiscal 2022 and further reductions in the off-price channel; and
•a $27.7 million net increase related to our North America retail business, reflecting growth in both our brick and mortar and digital commerce operations. On a constant currency basis, net revenues increased by $28.5 million, reflecting increases of $21.4 million in comparable store sales and $7.1 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our North America retail business:

% Change
Digital commerce	1%
Brick and mortar	3%
Total comparable store sales	3%
Europe net revenues — Net revenues increased by $58.7 million, or 6.9%, during the six months ended October 1, 2022 as compared to the six months ended September 25, 2021. On a constant currency basis, net revenues increased by $175.0 million, or 20.6%.
The $58.7 million net increase in Europe net revenues was driven by:
•a $38.3 million net increase related to our Europe wholesale business largely driven by overall stronger consumer demand, coupled with improved timing of inventory receipts and fulfillment of customer orders, all partially offset by net unfavorable foreign currency effects of $62.8 million; and
•a $20.4 million net increase related to our Europe retail business, reflecting growth in both our brick and mortar and digital commerce operations, partially offset by net unfavorable foreign currency effects of $53.5 million. The strong growth in our brick and mortar operations was due in part to the lapping of significant COVID-19-related lockdowns that occurred during the first quarter of Fiscal 2022. On a constant currency basis, net revenues increased by $73.9 million, reflecting increases of $53.4 million in comparable store sales and $20.5 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Europe retail business:

% Change
Digital commerce	10%
Brick and mortar	18%
Total comparable store sales	17%
Asia net revenues — Net revenues increased by $92.4 million, or 16.6%, during the six months ended October 1, 2022 as compared to the six months ended September 25, 2021, despite approximately 50% of our stores in China experiencing COVID-19-related closures for a significant portion of the first quarter of Fiscal 2023. On a constant currency basis, net revenues increased by $163.6 million, or 29.3%.
The $92.4 million net increase in Asia net revenues was driven by:
•an $80.9 million net increase related to our Asia retail business, reflecting growth in both our brick and mortar and digital commerce operations, partially offset by net unfavorable foreign currency effects of $66.8 million. On a constant currency basis, net revenues increased by $147.7 million, reflecting increases of $92.5 million in comparable store sales and $55.2 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Asia retail business:

% Change
Digital commerce	30%
Brick and mortar	21%
Total comparable store sales	22%
•an $11.5 million net increase related to our Asia wholesale business, reflecting increases most notably in South Korea and Australia, partially offset by net unfavorable foreign currency effects of $4.4 million.
Gross Profit.    Gross profit increased by $41.2 million, or 2.1%, to $2.024 billion for the six months ended October 1, 2022, including net unfavorable foreign currency effects of $172.3 million. Gross profit as a percentage of net revenues declined to 65.9% for the six months ended October 1, 2022 from 68.9% for the six months ended September 25, 2021. The 300 basis point decline was primarily driven by higher non-routine inventory charges recorded during the six months ended October 1, 2022 as compared to the prior fiscal year period, net unfavorable foreign currency effects, and higher product and freight costs, partially offset by improved pricing and lower levels of promotional activity.
Selling, General, and Administrative Expenses.    SG&A expenses increased by $146.8 million, or 9.9%, to $1.630 billion for the six months ended October 1, 2022, including net favorable foreign currency effects of $82.3 million. SG&A expenses as a percentage of net revenues increased to 53.1% for the six months ended October 1, 2022 from 51.5% for the six months ended September 25, 2021. The 160 basis point increase was primarily driven by a normalized quarterly cadence of marketing investments, as well as higher compensation and selling-related expenses to drive strategic growth.
The $146.8 million increase in SG&A expenses was driven by:

Six Months Ended October 1, 2022 Compared to Six Months Ended September 25, 2021
(millions)
SG&A expense category:
Marketing and advertising expenses	$48.3
Compensation-related expenses	34.7
Selling-related expenses	17.6
Staff-related expenses	16.0
Shipping and handling costs	12.7
Consulting and professional fees	10.8
Rent and occupancy expenses	8.2
Other	(1.5)
Total increase in SG&A expenses	$146.8

Impairment of Assets. During the six-month periods ended October 1, 2022 and September 25, 2021, we recorded non-cash impairment charges of $0.2 million and $19.3 million, respectively, to write-down certain long-lived assets. See Note 7 to the accompanying consolidated financial statements.
Restructuring and Other Charges, Net. During the six-month periods ended October 1, 2022 and September 25, 2021, we recorded net restructuring charges and benefits of $5.4 million and $2.5 million, respectively, primarily consisting of severance and benefits costs (reversals) and other cash charges, as well as other charges of $10.6 million and $5.9 million, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired. Additionally, during the six-month period ended October 1, 2022, we recognized $3.5 million of income related to consideration received from Regent as a result of the Club Monaco business exceeding certain previously defined revenue thresholds over a specified time period. See Note 8 to the accompanying consolidated financial statements.
Operating Income.   Operating income decreased by $90.6 million, or 19.2%, to $381.9 million for the six months ended October 1, 2022, reflecting net unfavorable foreign currency effects of $90.0 million. Our operating results during the six-month periods ended October 1, 2022 and September 25, 2021 were negatively impacted by net restructuring-related charges, impairment of assets, and certain other charges (benefits) totaling $19.5 million and $15.1 million, respectively. Operating income as a percentage of net revenues was 12.4% for the six months ended October 1, 2022, reflecting a 400 basis point decline from the prior fiscal year period. The decline in operating income as a percentage of net revenues was primarily driven by the decrease in our gross margin and the increase in SG&A expenses as a percentage of net revenues, both as previously discussed.
Operating income and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the comparable prior fiscal year period, are provided below:

	Six Months Ended
	October 1, 2022		September 25, 2021
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$259.9	18.2%	$356.9	26.1%	$(97.0)	(790 bps)
Europe	207.8	22.9%	256.3	30.1%	(48.5)	(720 bps)
Asia	144.4	22.2%	103.8	18.6%	40.6	360 bps
Other non-reportable segments(a)	77.2	92.3%	67.7	63.4%	9.5	2,890 bps
	689.3		784.7		(95.4)
Unallocated corporate expenses	(294.9)		(303.8)		8.9
Unallocated restructuring and other charges, net	(12.5)		(8.4)		(4.1)
Total operating income	$381.9	12.4%	$472.5	16.4%	$(90.6)	(400 bps)

(a)Reflects the disposition of our Club Monaco business at the end of the first quarter of Fiscal 2022.
North America operating margin declined by 790 basis points, primarily due to the unfavorable impacts of approximately 540 basis points and 140 basis points related to our retail and wholesale businesses, respectively, both largely driven by a decline in our gross margin and an increase in SG&A expenses as a percentage of net revenues. The overall decline in operating margin also reflected the unfavorable impact of 130 basis points attributable to higher non-routine inventory charges recorded during the six months ended October 1, 2022 as compared to the prior fiscal year period. These declines in operating margin were partially offset by the favorable impact of approximately 20 basis points attributable to other factors, including foreign currency effects.
Europe operating margin declined by 720 basis points, primarily due to the unfavorable impacts of 400 basis points attributable to foreign currency effects and approximately 310 basis points related to our retail business, driven by a decline in our gross margin and an increase in SG&A expenses as a percentage of net revenues. The remaining 10 basis point decline was attributable to various factors, including higher net non-routine inventory charges and bad debt expense recorded during the six months ended October 1, 2022 as compared to the prior fiscal year period.

Asia operating margin improved by 360 basis points, primarily due to the favorable impact of approximately 410 basis points related to our retail business, largely driven by a decline in SG&A expenses as a percentage of net revenues and an increase in our gross margin. The overall improvement in operating margin also reflected 20 basis points attributable to lower impairment of assets recorded during the six months ended October 1, 2022 as compared to the prior fiscal year period, as well as approximately 30 basis points attributable to other factors, most notably favorable channel mix. These increases in operating margin were partially offset by the unfavorable impact of 100 basis points attributable to foreign currency effects.
Unallocated corporate expenses decreased by $8.9 million to $294.9 million during the six months ended October 1, 2022. The decline in unallocated corporate expenses was due to lower impairment charges of $17.3 million, higher intercompany sourcing commission income of $7.5 million (which is offset at the segment level and eliminated in consolidation), lower non-income taxes of $6.6 million, and lower other expenses of $2.6 million, partially offset by higher marketing and advertising expenses of $16.8 million and higher consulting fees of $8.3 million.
Unallocated restructuring and other charges, net increased by $4.1 million to $12.5 million during the six months ended October 1, 2022, as previously discussed above and in Note 8 to the accompanying consolidated financial statements.
Non-operating Income (Expense), Net. During the six-month periods ended October 1, 2022 and September 25, 2021, we reported non-operating expense, net of $19.6 million and $24.4 million, respectively. The $4.8 million decrease in non-operating expense, net was driven by:
•a $7.2 million increase in interest income, primarily driven by higher interest rates in financial markets; and
•a $5.6 million decrease in interest expense, primarily driven by the lower average level of outstanding debt during the six months ended October 1, 2022 as compared to the prior fiscal year period resulting from our repayment of the 1.700% Senior Notes that matured on June 15, 2022 (see "Financial Condition and Liquidity — Cash Flows").
These favorable variances were partially offset by an increase in other expense, net of $8.0 million, primarily driven by higher net foreign currency losses during the six months ended October 1, 2022 as compared to the prior fiscal year period.
Income Tax Provision.    The income tax provision and effective tax rate for the six months ended October 1, 2022 were $88.4 million and 24.4%, respectively, compared to $90.1 million and 20.1%, respectively, for the six months ended September 25, 2021. The $1.7 million decrease in our income tax provision was driven by the decline in our pretax income, partially offset by a 430 basis point increase in our effective tax rate. The increase in our effective tax rate was primarily due to the absence of prior year deferred tax adjustments for certain deferred tax liabilities and the absence of certain favorable permanent adjustments. See Note 9 to the accompanying consolidated financial statements.
Net Income.    Net income decreased to $273.9 million for the six months ended October 1, 2022, from $358.0 million for the six months ended September 25, 2021. The $84.1 million decrease in net income was primarily due to the decline in our operating income, as previously discussed. Our operating results during the six-month periods ended October 1, 2022 and September 25, 2021 were negatively impacted by net restructuring-related charges, impairment of assets, and certain other charges (benefits) totaling $19.5 million and $15.1 million, respectively, which had an after-tax effect of reducing net income by $14.7 million and $11.4 million, respectively.
Net Income per Diluted Share.    Net income per diluted share decreased to $3.90 for the six months ended October 1, 2022, from $4.75 for the six months ended September 25, 2021. The $0.85 per share decrease was driven by the lower level of net income, as previously discussed, partially offset by lower weighted-average diluted shares outstanding during the six months ended October 1, 2022 driven by our share repurchases during the last twelve months. Net income per diluted share for the six-month periods ended October 1, 2022 and September 25, 2021 were also negatively impacted by $0.21 per share and $0.15 per share, respectively, related to net restructuring-related charges, impairment of assets, and certain other charges (benefits), as previously discussed.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of October 1, 2022 and April 2, 2022:

	October 1, 2022	April 2, 2022	$ Change
	(millions)
Cash and cash equivalents	$1,107.1	$1,863.8	$(756.7)
Short-term investments	309.6	734.6	(425.0)
Current portion of long-term debt(a)	—	(499.8)	499.8
Long-term debt(a)	(1,137.5)	(1,136.5)	(1.0)
Net cash and short-term investments	$279.2	$962.1	$(682.9)
Equity	$2,255.6	$2,536.0	$(280.4)

(a)See Note 10 to the accompanying consolidated financial statements for discussion of the carrying values of our debt.
The decrease in our net cash and short-term investments position at October 1, 2022 as compared to April 2, 2022 was primarily due to our use of cash to support Class A common stock repurchases of $417.3 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to make dividend payments of $99.1 million, and to invest in our business through $83.9 million in capital expenditures, as well as the unfavorable effect of exchange rate changes on our cash, cash equivalents, and restricted cash of $60.6 million.
The decrease in our equity was attributable to our share repurchase activity and dividends declared during the six months ended October 1, 2022, partially offset by our comprehensive income and the net impact of stock-based compensation arrangements.
Cash Flows
The following table details our cash flows for the six-month periods ended October 1, 2022 and September 25, 2021:

	Six Months Ended
	October 1, 2022	September 25, 2021	$ Change
	(millions)
Net cash provided by operating activities	$1.9	$464.2	$(462.3)
Net cash provided by (used in) investing activities	328.1	(542.4)	870.5
Net cash used in financing activities	(1,027.2)	(102.1)	(925.1)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(60.6)	(11.0)	(49.6)
Net decrease in cash, cash equivalents, and restricted cash	$(757.8)	$(191.3)	$(566.5)
Net Cash Provided by Operating Activities.    Net cash provided by operating activities was $1.9 million during the six months ended October 1, 2022, as compared to $464.2 million during the six months ended September 25, 2021. The $462.3 million net decrease in cash provided by operating activities was due to a net unfavorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period as well as the decline in net income before non-cash charges.
The net unfavorable change related to our operating assets and liabilities, including our working capital, was primarily driven by:
•a year-over-year increase in our inventory levels largely to support revenue growth, as well as higher goods-in-transit to mitigate ongoing global supply chain delays;

•an unfavorable change related to our accounts receivable, largely driven by stronger performance in our wholesale businesses, as well as timing of cash receipts;
•a net unfavorable change in our accounts payable and accrued liabilities largely driven by the timing of cash payments, coupled with an unfavorable change in our dividends payable related to the temporary suspension and subsequent resumption of our quarterly cash dividend program in Fiscal 2022; and
•an unfavorable change related to our prepaid expenses and other current assets largely driven by the timing of cash payments.
Net Cash Provided by (Used in) Investing Activities.    Net cash provided by investing activities was $328.1 million during the six months ended October 1, 2022, as compared to cash used in investing activities of $542.4 million during the six months ended September 25, 2021. The $870.5 million net increase in cash provided by investing activities was primarily driven by:
•an $894.9 million increase in proceeds from sales and maturities of investments, less purchases of investments. During the six months ended October 1, 2022, we received net proceeds from sales and maturities of investments of $418.0 million, as compared to making net purchases of investments of $476.9 million during the six months ended September 25, 2021.
This increase in cash provided by investing activities was partially offset by:
•a $20.5 million increase in capital expenditures. During the six months ended October 1, 2022, we spent $83.9 million on capital expenditures, as compared to $63.4 million during the six months ended September 25, 2021. Our capital expenditures during the six months ended October 1, 2022 primarily related to store openings and renovations, as well as enhancements to our information technology systems.
Over the course of Fiscal 2023, we expect to spend approximately $250 million to $275 million on capital expenditures primarily related to store opening and renovations, as well as enhancements to our information technology systems.
Net Cash Used in Financing Activities.    Net cash used in financing activities was $1.027 billion during the six months ended October 1, 2022, as compared to net cash used in financing activities of $102.1 million during the six months ended September 25, 2021. The $925.1 million net increase in cash used in financing activities was primarily driven by:
•a $500.0 million increase in cash used to repay debt. During the six months ended October 1, 2022, we repaid our previously outstanding $500.0 million principal amount of unsecured 1.700% senior notes that matured June 15, 2022. On a comparative basis, during the six months ended September 25, 2021, we did not issue or repay any debt;
•a $377.4 million increase in cash used to repurchase shares of our Class A common stock. During the six months ended October 1, 2022, we used $383.9 million to repurchase shares of our Class A common stock pursuant to our common stock repurchase program (which had been temporarily paused in connection with the COVID-19 pandemic but subsequently resumed during the third quarter of Fiscal 2022), and an additional $33.4 million in shares of our Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our long-term stock incentive plans. On a comparative basis, during the six months ended September 25, 2021, $39.9 million in shares of our Class A common stock were surrendered or withheld for taxes; and
•a $48.6 million increase in payments of dividends, due to the reinstatement of our quarterly cash dividend program during Fiscal 2022 after being temporarily suspended at the beginning of the COVID-19 pandemic as a preemptive action to preserve cash and strengthen our liquidity position, as discussed in "Dividends" below.

Sources of Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, our available cash and cash equivalents and short-term investments, availability under our credit and overdraft facilities and commercial paper program, and other available financing options.
During the six months ended October 1, 2022, we generated $1.9 million of net cash flows from our operations. As of October 1, 2022, we had $1.417 billion in cash, cash equivalents, and short-term investments, of which $649.4 million were held by our subsidiaries domiciled outside the U.S. We are not dependent on foreign cash to fund our domestic operations. Undistributed foreign earnings generated on or before December 31, 2017 that were subject to the one-time mandatory transition tax in connection with U.S. tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA") are not considered to be permanently reinvested and may be repatriated to the U.S. in the future with minimal or no additional U.S. taxation. We intend to permanently reinvest undistributed foreign earnings generated after December 31, 2017 that were not subject to the one-time mandatory transition tax. However, if our plans change and we choose to repatriate post-2017 earnings to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.
The following table presents the total availability, borrowings outstanding, and remaining availability under our credit and overdraft facilities and Commercial Paper Program as of October 1, 2022:

	October 1, 2022
Description(a)	Total Availability	Borrowings Outstanding		Remaining Availability
	(millions)
Global Credit Facility and Commercial Paper Program(b)	$500	$9	(c)	$491
Pan-Asia Credit Facilities	35	—		35
Pan-Asia Overdraft Facilities	49	—		49

(a)As defined in Note 10 to the accompanying consolidated financial statements.
(b)Borrowings under the Commercial Paper Program are supported by the Global Credit Facility. Accordingly, we do not expect combined borrowings outstanding under the Commercial Paper Program and the Global Credit Facility to exceed $500 million.
(c)Represents outstanding letters of credit for which we were contingently liable under the Global Credit Facility as of October 1, 2022.
We believe that the Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of October 1, 2022, there were eight financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 20%. In accordance with the terms of the agreement, we have the ability to expand our borrowing availability under the Global Credit Facility to $1 billion through the full term of the facility, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments.
Borrowings under the Pan-Asia Credit Facilities and Pan-Asia Overdraft Facility (collectively, the "Pan-Asia Borrowing Facilities") are guaranteed by the parent company and are granted at the sole discretion of the participating banks (as described within Note 10 to the accompanying consolidated financial statements), subject to availability of the respective banks' funds and satisfaction of certain regulatory requirements. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Global Credit Facility and the Pan-Asia Borrowing Facilities in the event of our election to draw additional funds in the foreseeable future.
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
The Global Credit Facility contains a number of covenants, as described in Note 10 to the accompanying consolidated financial statements. As of October 1, 2022, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility. The Pan-Asia Borrowing Facilities do not contain any financial covenants.
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
On February 2, 2022, our Board of Directors approved an expansion of our existing common stock repurchase program that allowed us to repurchase up to an additional $1.500 billion of our Class A common stock. As of October 1, 2022, the remaining availability under our Class A common stock repurchase program was approximately $1.245 billion.
As discussed in Note 9 to the accompanying consolidated financial statements, the Inflation Reduction Act ("IRA") was signed into law by President Biden in August 2022. Among its various provisions, the IRA imposes a 1% excise tax on share repurchases made after December 31, 2022.
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
Given our use of derivative instruments, we are exposed to the risk that the counterparties to such contracts will fail to meet their contractual obligations. To mitigate such counterparty credit risk, it is our policy to only enter into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. Our established policies and procedures for mitigating credit risk include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties, when possible, to further mitigate credit risk. As a result of the above considerations, we do not believe that we are exposed to undue concentration of counterparty risk with respect to our derivative contracts as of October 1, 2022. However, we do have in aggregate $115.3 million of derivative instruments in net asset positions held across seven creditworthy financial institutions.
Foreign Currency Risk Management
We manage our exposure to changes in foreign currency exchange rates using forward foreign currency exchange and cross-currency swap contracts. Refer to Note 12 to the accompanying consolidated financial statements for a summary of the notional amounts and fair values of our outstanding forward foreign currency exchange and cross-currency swap contracts, as well as the impact on earnings and other comprehensive income of such instruments as of October 1, 2022.

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
Investment Risk Management
As of October 1, 2022, we had cash and cash equivalents on-hand of $1.107 billion, consisting of deposits in interest bearing accounts, investments in money market deposit accounts, and investments in time deposits with original maturities of 90 days or less. Our other significant investments included $309.6 million of short-term investments, consisting of investments in time deposits with original maturities greater than 90 days.
We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed in Note 3 to the accompanying consolidated financial statements. Our investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in our investment policy. See Note 12 to the accompanying consolidated financial statements for further detail of the composition of our investment portfolio as of October 1, 2022.
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

Goodwill Impairment Assessment
We performed our annual goodwill impairment assessment using a qualitative approach as of the beginning of the second quarter of Fiscal 2023. In performing the assessment, we identified and considered the significance of relevant key factors, events, and circumstances that affected the fair values and/or carrying amounts of our reporting units with allocated goodwill. These factors included external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as our actual and expected financial performance. Additionally, we also considered the results of our most recent quantitative goodwill impairment test, which was performed as of the end of Fiscal 2020 and incorporated assumptions related to COVID-19 business disruptions, the results of which indicated that the fair values of these reporting units significantly exceeded their respective carrying values. Based on the results of our qualitative goodwill impairment assessment, we concluded that it is not more likely than not that the fair values of our reporting units are less than their respective carrying values, and there were no reporting units at risk of impairment.
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
We carried out an evaluation based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our principal executive and principal financial officers have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of October 1, 2022.
There has been no change in the Company's internal control over financial reporting during the fiscal quarter ended October 1, 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
No shares of the Company's Class B common stock were converted into Class A common stock during the three months ended October 1, 2022.
(b)     Not Applicable
(c)Stock Repurchases
The following table sets forth the repurchases of shares of the Company's Class A common stock during the three months ended October 1, 2022:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(a)
					(millions)
July 3, 2022 to July 30, 2022	259,206	(b)	$89.19	241,382	$1,394
July 31, 2022 to August 27, 2022	501,048	(c)	95.52	399,219	1,356
August 28, 2022 to October 1, 2022	1,237,765	(d)	90.14	1,233,098	1,245
	1,998,019			1,873,699

(a)Repurchases of shares of the Company's Class A common stock are subject to overall business and market conditions.
(b)Includes 17,824 shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.
(c)Includes 101,829 shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.
(d)Includes 4,667 shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.

Item 6.    Exhibits.

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1/A (File No. 333-24733) filed June 10, 1997)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Form 8-K filed August 16, 2011)
3.3	Fourth Amended and Restated By-Laws of the Company (filed as Exhibit 3.3 to the Form 10-Q filed August 10, 2017)
10.1*	Form of Restricted Stock Unit Award Agreement under the 2019 Long-Term Stock Incentive Plan†
10.2*	Form of Performance Share Unit Award - ROIC Agreement under the 2019 Long-Term Stock Incentive Plan†
10.3*	Form of Performance Share Unit Award - TSR Agreement under the 2019 Long-Term Stock Incentive Plan†
31.1*	Certification of Principal Executive Officer pursuant to 17 CFR 240.13a-14(a)
31.2*	Certification of Principal Financial Officer pursuant to 17 CFR 240.13a-14(a)
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

Date: November 10, 2022

