Form 10-Q
period 2022-12-31
RALPH LAUREN CORP
filed 2023-02-09
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At February 3, 2023, 41,098,099 shares of the registrant's Class A common stock, $.01 par value, and 24,881,276 shares of the registrant's Class B common stock, $.01 par value, were outstanding.

RALPH LAUREN CORPORATION

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2022	April 2, 2022
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,566.1	$1,863.8
Short-term investments	131.4	734.6
Accounts receivable, net of allowances of $184.4 million and $214.7 million	424.0	405.4
Inventories	1,238.4	977.3
Income tax receivable	50.5	63.7
Prepaid expenses and other current assets	220.9	172.5
Total current assets	3,631.3	4,217.3
Property and equipment, net	947.5	969.5
Operating lease right-of-use assets	1,073.0	1,111.3
Deferred tax assets	270.4	303.8
Goodwill	890.4	908.7
Intangible assets, net	92.3	102.9
Other non-current assets	135.0	111.2
Total assets	$7,039.9	$7,724.7
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$499.8
Accounts payable	468.0	448.7
Current income tax payable	118.7	53.8
Current operating lease liabilities	264.4	262.0
Accrued expenses and other current liabilities	898.5	991.4
Total current liabilities	1,749.6	2,255.7
Long-term debt	1,138.0	1,136.5
Long-term finance lease liabilities	320.9	341.6
Long-term operating lease liabilities	1,079.2	1,132.2
Non-current income tax payable	75.5	98.9
Non-current liability for unrecognized tax benefits	97.4	91.9
Other non-current liabilities	111.5	131.9
Commitments and contingencies (Note 13)
Total liabilities	4,572.1	5,188.7
Equity:
Class A common stock, par value $.01 per share; 107.7 million and 106.9 million shares issued; 41.1 million and 45.0 million shares outstanding	1.0	1.0
Class B common stock, par value $.01 per share; 24.9 million shares issued and outstanding	0.3	0.3
Additional paid-in-capital	2,808.7	2,748.8
Retained earnings	6,615.1	6,274.9
Treasury stock, Class A, at cost; 66.6 million and 61.9 million shares	(6,754.5)	(6,308.7)
Accumulated other comprehensive loss	(202.8)	(180.3)
Total equity	2,467.8	2,536.0
Total liabilities and equity	$7,039.9	$7,724.7
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2022	December 25, 2021	December 31, 2022	December 25, 2021
	(millions, except per share data)
Net revenues	$1,832.3	$1,815.4	$4,902.8	$4,695.8
Cost of goods sold	(641.6)	(617.3)	(1,687.6)	(1,514.4)
Gross profit	1,190.7	1,198.1	3,215.2	3,181.4
Selling, general, and administrative expenses	(900.8)	(908.8)	(2,530.7)	(2,391.9)
Impairment of assets	—	—	(0.2)	(19.3)
Restructuring and other charges, net	(7.8)	(0.2)	(20.3)	(8.6)
Total other operating expenses, net	(908.6)	(909.0)	(2,551.2)	(2,419.8)
Operating income	282.1	289.1	664.0	761.6
Interest expense	(12.0)	(13.4)	(33.3)	(40.3)
Interest income	8.6	1.4	18.8	4.4
Other income (expense), net	1.7	0.1	(6.8)	(0.4)
Income before income taxes	280.4	277.2	642.7	725.3
Income tax provision	(63.9)	(59.5)	(152.3)	(149.6)
Net income	$216.5	$217.7	$490.4	$575.7
Net income per common share:
Basic	$3.26	$2.98	$7.19	$7.82
Diluted	$3.20	$2.93	$7.07	$7.68
Weighted-average common shares outstanding:
Basic	66.5	73.2	68.2	73.7
Diluted	67.6	74.3	69.4	75.0
Dividends declared per share	$0.75	$0.6875	$2.25	$2.0625
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2022	December 25, 2021	December 31, 2022	December 25, 2021
	(millions)
Net income	$216.5	$217.7	$490.4	$575.7
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	67.0	(30.6)	(28.8)	(29.8)
Net gains (losses) on cash flow hedges	(12.5)	0.3	6.4	0.4
Net gains (losses) on defined benefit plans	—	0.1	(0.1)	—
Other comprehensive income (loss), net of tax	54.5	(30.2)	(22.5)	(29.4)
Total comprehensive income	$271.0	$187.5	$467.9	$546.3
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 31, 2022	December 25, 2021
	(millions)
Cash flows from operating activities:
Net income	$490.4	$575.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	163.3	169.3
Deferred income tax expense (benefits)	21.3	(1.8)
Stock-based compensation expense	59.9	62.6
Impairment of assets	0.2	19.3
Bad debt expense (reversals)	0.2	(2.7)
Other non-cash charges (benefits)	(1.3)	5.1
Changes in operating assets and liabilities:
Accounts receivable	(30.5)	31.7
Inventories	(282.7)	(211.6)
Prepaid expenses and other current assets	(54.2)	(37.8)
Accounts payable and accrued liabilities	(24.3)	296.1
Income tax receivables and payables	69.9	(11.0)
Operating lease right-of-use assets and liabilities, net	(9.8)	(42.2)
Other balance sheet changes	(5.4)	(31.0)
Net cash provided by operating activities	397.0	821.7
Cash flows from investing activities:
Capital expenditures	(155.9)	(113.6)
Purchases of investments	(562.2)	(1,234.8)
Proceeds from sales and maturities of investments	1,161.5	714.7
Other investing activities	(5.2)	(2.1)
Net cash provided by (used in) investing activities	438.2	(635.8)
Cash flows from financing activities:
Repayments of long-term debt	(500.0)	—
Payments of finance lease obligations	(15.9)	(16.8)
Payments of dividends	(148.8)	(101.1)
Repurchases of common stock, including shares surrendered for tax withholdings	(445.8)	(340.4)
Net cash used in financing activities	(1,110.5)	(458.3)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(23.2)	(30.2)
Net decrease in cash, cash equivalents, and restricted cash	(298.5)	(302.6)
Cash, cash equivalents, and restricted cash at beginning of period	1,872.0	2,588.0
Cash, cash equivalents, and restricted cash at end of period	$1,573.5	$2,285.4
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended December 31, 2022
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at October 1, 2022	132.6	$1.3	$2,789.5	$6,448.1	66.3	$(6,726.0)	$(257.3)	$2,255.6
Comprehensive income:
Net income				216.5
Other comprehensive income							54.5
Total comprehensive income								271.0
Dividends declared				(49.5)				(49.5)
Repurchases of common stock					0.3	(28.5)		(28.5)
Stock-based compensation			19.2					19.2
Shares issued pursuant to stock-based compensation plans	—	—	—					—
Balance at December 31, 2022	132.6	$1.3	$2,808.7	$6,615.1	66.6	$(6,754.5)	$(202.8)	$2,467.8

	Three Months Ended December 25, 2021
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at September 25, 2021	131.8	$1.3	$2,707.7	$6,129.8	58.1	$(5,856.0)	$(120.0)	$2,862.8
Comprehensive income:
Net income				217.7
Other comprehensive loss							(30.2)
Total comprehensive income								187.5
Dividends declared				(48.9)				(48.9)
Repurchases of common stock					2.5	(300.5)		(300.5)
Stock-based compensation			22.0					22.0
Shares issued pursuant to stock-based compensation plans	—	—	—					—
Balance at December 25, 2021	131.8	$1.3	$2,729.7	$6,298.6	60.6	$(6,156.5)	$(150.2)	$2,722.9

(a)Includes Class A and Class B common stock.
(b)Accumulated other comprehensive income (loss).

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)

	Nine Months Ended December 31, 2022
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at April 2, 2022	131.8	$1.3	$2,748.8	$6,274.9	61.9	$(6,308.7)	$(180.3)	$2,536.0
Comprehensive income:
Net income				490.4
Other comprehensive loss							(22.5)
Total comprehensive income								467.9
Dividends declared				(150.2)				(150.2)
Repurchases of common stock					4.7	(445.8)		(445.8)
Stock-based compensation			59.9					59.9
Shares issued pursuant to stock-based compensation plans	0.8	—	—					—
Balance at December 31, 2022	132.6	$1.3	$2,808.7	$6,615.1	66.6	$(6,754.5)	$(202.8)	$2,467.8

	Nine Months Ended December 25, 2021
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at March 27, 2021	131.0	$1.3	$2,667.1	$5,872.9	57.8	$(5,816.1)	$(120.8)	$2,604.4
Comprehensive income:
Net income				575.7
Other comprehensive loss							(29.4)
Total comprehensive income								546.3
Dividends declared				(150.0)				(150.0)
Repurchases of common stock					2.8	(340.4)		(340.4)
Stock-based compensation			62.6					62.6
Shares issued pursuant to stock-based compensation plans	0.8	—	—					—
Balance at December 25, 2021	131.8	$1.3	$2,729.7	$6,298.6	60.6	$(6,156.5)	$(150.2)	$2,722.9

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday immediately before or after March 31. As such, fiscal year 2023 will end on April 1, 2023 and will be a 52-week period ("Fiscal 2023"). Fiscal year 2022 ended on April 2, 2022 and was a 53-week period ("Fiscal 2022"). The third quarter of Fiscal 2023 ended on December 31, 2022 and was a 13-week period. The third quarter of Fiscal 2022 ended on December 25, 2021 and was also a 13-week period.
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
Seasonality of Business
The Company's business is typically affected by seasonal trends, with higher levels of retail sales in its second and third fiscal quarters and higher wholesale sales in its second and fourth fiscal quarters. These trends result primarily from the timing of key vacation travel, back-to-school, and holiday shopping periods impacting its retail business and the timing of seasonal wholesale shipments. As a result of changes in its business, consumer spending patterns, and the macroeconomic environment, including those resulting from pandemic diseases and other catastrophic events, historical quarterly operating trends and working capital requirements may not be indicative of the Company's future performance. In addition, fluctuations in sales, operating income (loss), and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, the Company's operating results and cash flows for the three-month and nine-month periods ended December 31, 2022 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2023.
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
As a result of the COVID-19 pandemic, the Company has experienced varying degrees of business disruptions since its beginning, including periods of closure of its stores and corporate-related facilities, as have the Company's wholesale customers, licensing partners, and suppliers. Such disruptions continued throughout Fiscal 2022 in certain regions, although to a lesser extent than the widespread significant disruptions experienced during the Company's fiscal year ended March 27, 2021 ("Fiscal 2021"), and have since extended into Fiscal 2023, most notably in Asia where approximately 50% of the Company's stores in China experienced closures for a significant portion of the first quarter, followed by sporadic closures during the second quarter impacting approximately 35% of the Company's mainland stores. Further, throughout the course of the pandemic, the majority of the Company's stores that were able to remain open have periodically been subject to limited operating hours and/or customer capacity levels in accordance with local health guidelines, as well as reduced staffing, with traffic remaining challenged. Most recently, more than 90% of the Company's mainland China stores were impacted during the third quarter by some form of closure, restricted operating hours, or reduced staffing due to higher levels of infection rates

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
following China's relaxation of its zero-COVID policy. However, the Company's digital commerce operations have grown significantly from pre-pandemic levels, due in part to its investments and enhanced capabilities, as well as changes in consumer shopping preferences.
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
Revenue from the Company's licensing arrangements is recognized over time during the period that licensees are provided access to the Company's trademarks (i.e., symbolic intellectual property) and benefit from such access through their own sales of licensed products. These arrangements require licensees to pay a sales-based royalty, which for most arrangements, may be subject to a contractually-guaranteed minimum royalty amount. Payments are generally due quarterly and, depending on time of receipt, may be recorded as a liability until recognized as revenue. The Company recognizes revenue for sales-based royalty arrangements (including those for which the royalty exceeds any contractually-guaranteed minimum

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
royalty amount) as licensed products are sold by the licensee. If a sales-based royalty is not ultimately expected to exceed a contractually-guaranteed minimum royalty amount, the minimum is generally recognized as revenue ratably over the respective contractual period. This sales-based output measure of progress and pattern of recognition best represents the value transferred to the licensee over the term of the arrangement, as well as the amount of consideration that the Company is entitled to receive in exchange for providing access to its trademarks. As of December 31, 2022, contractually-guaranteed minimum royalty amounts expected to be recognized as revenue during future periods were as follows:

Contractually-Guaranteed Minimum Royalties(a)
(millions)
Remainder of Fiscal 2023	$14.5
Fiscal 2024	98.9
Fiscal 2025	62.8
Fiscal 2026	44.0
Fiscal 2027	40.7
Fiscal 2028 and thereafter	11.3
Total	$272.2

(a)Amounts presented do not contemplate potential contract renewals or royalties earned in excess of the contractually-guaranteed minimums.
Disaggregated Net Revenues
The following tables disaggregate the Company's net revenues into categories that depict how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors for the fiscal periods presented:

	Three Months Ended
	December 31, 2022					December 25, 2021
	North America	Europe	Asia	Other	Total	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$653.5	$254.9	$361.5	$—	$1,269.9	$638.4	$246.4	$364.2	$—	$1,249.0
Wholesale	284.1	214.4	24.7	—	523.2	290.3	216.5	18.4	0.2	525.4
Licensing	—	—	—	39.2	39.2	—	—	—	41.0	41.0
Total	$937.6	$469.3	$386.2	$39.2	$1,832.3	$928.7	$462.9	$382.6	$41.2	$1,815.4

	Nine Months Ended
	December 31, 2022					December 25, 2021
	North America	Europe	Asia	Other	Total	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$1,515.3	$675.6	$963.6	$—	$3,154.5	$1,472.5	$646.7	$885.4	$27.2	$3,031.8
Wholesale	849.6	702.8	73.1	—	1,625.5	821.4	666.6	55.3	5.5	1,548.8
Licensing	—	—	—	122.8	122.8	—	—	—	115.2	115.2
Total	$2,364.9	$1,378.4	$1,036.7	$122.8	$4,902.8	$2,293.9	$1,313.3	$940.7	$147.9	$4,695.8

(a)Net revenues from the Company's retail and wholesale businesses are recognized at a point in time. Net revenues from the Company's licensing business are recognized over time.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Deferred Income
Deferred income represents cash payments received in advance of the Company's transfer of control of products or services to its customers and generally consists of unredeemed gift cards (net of breakage) and advance royalty payments from licensees. The Company's deferred income balances were $22.0 million and $16.6 million as of December 31, 2022 and April 2, 2022, respectively, and were primarily recorded within accrued expenses and other current liabilities within the consolidated balance sheets. The majority of the deferred income balance as of December 31, 2022 is expected to be recognized as revenue within the next twelve months.
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
A summary of shipping and handling costs for the fiscal periods presented is as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2022	December 25, 2021	December 31, 2022	December 25, 2021
	(millions)
Shipping costs	$25.7	$24.1	$60.7	$52.9
Handling costs	51.5	43.4	128.2	113.6
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
The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to shares used to calculate diluted net income per common share as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2022	December 25, 2021	December 31, 2022	December 25, 2021
	(millions)
Basic shares	66.5	73.2	68.2	73.7
Dilutive effect of RSUs and stock options	1.1	1.1	1.2	1.3
Diluted shares	67.6	74.3	69.4	75.0
All earnings per share amounts have been calculated using unrounded numbers. The Company has outstanding performance-based RSUs, which are included in the computation of diluted shares only to the extent that the underlying performance conditions (i) have been satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. In addition, options to purchase shares of the Company's Class A common stock at an exercise price greater than the average market price of such common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. As of December 31, 2022 and December 25, 2021, there were 0.3 million and 0.4 million, respectively, of additional shares issuable contingent upon vesting of performance-based RSUs that were excluded from the diluted shares calculations.

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
A rollforward of the activity in the Company's reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2022	December 25, 2021	December 31, 2022	December 25, 2021
	(millions)
Beginning reserve balance	$166.8	$184.8	$180.7	$173.7
Amount charged against revenue to increase reserve	96.6	101.1	298.8	289.8
Amount credited against customer accounts to decrease reserve	(114.2)	(106.0)	(316.9)	(283.2)
Foreign currency translation	7.5	(4.3)	(5.9)	(4.7)
Ending reserve balance	$156.7	$175.6	$156.7	$175.6
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
A rollforward of the activity in the Company's allowance for doubtful accounts is presented as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2022	December 25, 2021	December 31, 2022	December 25, 2021
	(millions)
Beginning reserve balance	$27.7	$37.9	$34.0	$40.1
Amount recorded to expense to increase (decrease) reserve(a)	(0.4)	(1.8)	0.2	(2.7)
Amount written-off against customer accounts to decrease reserve	(0.6)	(0.5)	(5.5)	(1.8)
Foreign currency translation	1.0	(0.7)	(1.0)	(0.7)
Ending reserve balance	$27.7	$34.9	$27.7	$34.9

(a)Amounts recorded to bad debt expense are included within SG&A expenses in the consolidated statements of operations.
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department stores, specialty stores, and third-party digital partners around the world, and extends credit based on an evaluation of each customer's financial capacity and condition, usually without requiring collateral. In the Company's wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2022, the Company's sales to its three largest wholesale customers accounted for approximately 16% of total net revenues. Substantially all of the Company's sales to its three largest wholesale customers related to its North America segment. As of December 31, 2022, these three key wholesale customers accounted for approximately 29% of total gross accounts receivable.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Inventories
The Company holds inventory that is sold in its retail stores and digital commerce sites directly to consumers. The Company also holds inventory that is to be sold through wholesale distribution channels to major department stores, specialty stores, and third-party digital partners. Substantially all of the Company's inventories consist of finished goods, which are stated at the lower of cost or estimated realizable value, with cost determined on a weighted-average cost basis. Inventory held by the Company totaled $1.238 billion, $977.3 million, and $929.1 million as of December 31, 2022, April 2, 2022, and December 25, 2021, respectively.
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
4.    Recently Issued Accounting Standards

Disclosure of Supplier Finance Program Obligations
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2022-04, "Disclosure of Supplier Finance Program Obligations" ("ASU 2022-04"). ASU 2022-04 requires entities to disclose the key terms of supplier finance programs they use in connection with the purchase of goods and services, along with the amount of obligations outstanding at the end of each period and an annual rollforward of such obligations. This standard does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations. ASU 2022-04 is effective for the Company beginning in its fiscal year ending March 30, 2024 ("Fiscal 2024") and is to be applied retrospectively to all periods in which a balance sheet is presented. The annual rollforward disclosure is not required to be made until its fiscal year ending March 29, 2025 ("Fiscal 2025") and is to be applied prospectively. Early adoption is permitted. Other than the new disclosure requirements, ASU 2022-04 will not have an impact on the Company's consolidated financial statements.
Reference Rate Reform
In March 2020, the FASB issued ASU No. 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting" along with certain other ASUs that were subsequently issued to clarify and modify certain of its provisions (collectively "ASU 2020-04"). ASU 2020-04 provides temporary optional expedients and exceptions for the application of U.S. GAAP, if certain criteria are met, to contract modifications, hedging relationships, and other arrangements that are expected to be impacted by the global transition away from certain reference rates, such as the London Interbank Offered Rate ("LIBOR") and other interbank offered rates, towards new reference rates, such as the Secured Overnight Financing Rate ("SOFR"). The guidance in ASU 2020-04 was effective upon issuance and, once adopted, may be applied prospectively to contract modifications and hedging relationships through December 31, 2024. The Company is evaluating the impact that the guidance will have on its consolidated financial statements and related disclosures, if adopted, and currently does not expect that it would be material.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.    Property and Equipment
Property and equipment, net consists of the following:

	December 31, 2022	April 2, 2022
	(millions)
Land and improvements	$15.3	$15.3
Buildings and improvements	470.3	480.4
Furniture and fixtures	598.4	589.6
Machinery and equipment	381.7	375.7
Capitalized software	544.9	532.1
Leasehold improvements	1,206.6	1,170.1
Construction in progress	54.3	55.4
	3,271.5	3,218.6
Less: accumulated depreciation	(2,324.0)	(2,249.1)
Property and equipment, net	$947.5	$969.5
Property and equipment, net includes finance lease right-of-use ("ROU") assets, which are reflected in the table above based on their nature.
Depreciation expense was $51.7 million and $152.7 million during the three-month and nine-month periods ended December 31, 2022, respectively, and $51.8 million and $156.0 million during the three-month and nine-month periods ended December 25, 2021, respectively, and was recorded primarily within SG&A expenses in the consolidated statements of operations.
6.    Other Assets and Liabilities
Prepaid expenses and other current assets consist of the following:

	December 31, 2022	April 2, 2022
	(millions)
Other taxes receivable	$49.8	$26.2
Non-trade receivables	38.1	41.4
Prepaid software maintenance	21.3	16.4
Prepaid advertising and marketing	17.9	7.9
Inventory return asset	16.7	8.3
Tenant allowances receivable	8.0	6.1
Prepaid occupancy expense	6.6	6.0
Prepaid logistic services	6.4	6.6
Derivative financial instruments	6.3	8.7
Prepaid insurance	6.0	3.0
Cloud computing arrangement implementation costs	5.6	4.0
Other prepaid expenses and current assets	38.2	37.9
Total prepaid expenses and other current assets	$220.9	$172.5

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other non-current assets consist of the following:

	December 31, 2022	April 2, 2022
	(millions)
Derivative financial instruments	$50.0	$23.7
Security deposits	32.1	30.6
Equity method and other investments	10.5	12.0
Cloud computing arrangement implementation costs	9.8	9.7
Deferred rent assets	6.9	5.2
Restricted cash	6.0	6.6
Other non-current assets	19.7	23.4
Total other non-current assets	$135.0	$111.2
Accrued expenses and other current liabilities consist of the following:

	December 31, 2022	April 2, 2022
	(millions)
Accrued inventory	$271.4	$250.2
Accrued operating expenses	252.5	223.4
Accrued payroll and benefits	155.4	278.0
Other taxes payable	60.9	60.9
Dividends payable	49.5	48.1
Accrued capital expenditures	41.9	49.6
Deferred income	21.9	16.5
Finance lease obligations	19.9	19.8
Restructuring reserve	15.0	30.8
Other accrued expenses and current liabilities	10.1	14.1
Total accrued expenses and other current liabilities	$898.5	$991.4
Other non-current liabilities consist of the following:

	December 31, 2022	April 2, 2022
	(millions)
Deferred lease incentives and obligations	$45.5	$52.7
Accrued benefits and deferred compensation	15.2	12.0
Deferred tax liabilities	13.8	12.5
Derivative financial instruments	—	18.1
Other non-current liabilities	37.0	36.6
Total other non-current liabilities	$111.5	$131.9

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    Impairment of Assets
No impairment charges were recorded during either of the three-month periods ended December 31, 2022 or December 25, 2021. During the nine-month periods ended December 31, 2022 and December 25, 2021, the Company recorded impairment charges of $0.2 million and $19.3 million, respectively, to write-down certain long-lived assets in connection with its restructuring plans (see Note 8).
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
Finally, on June 26, 2021, in connection with its brand portfolio initiative, the Company sold its former Club Monaco business to Regent, L.P. ("Regent"), a global private equity firm, with no resulting gain or loss on sale realized during the first quarter of Fiscal 2022. Regent acquired Club Monaco's assets and liabilities in exchange for potential future cash consideration payable to the Company, including earn-out payments based on Club Monaco meeting certain defined revenue thresholds over a five-year period. Accordingly, the Company has realized amounts related to the receipt of such contingent consideration (as discussed further below) and additional amounts may be realized in the future. Additionally, in connection with this divestiture, the Company provided Regent with certain operational support for a transitional period of approximately one year, varying by functional area.
Actions associated with the Fiscal 2021 Strategic Realignment Plan were substantially completed by the end Fiscal 2022, with certain remaining actions expected to be completed during Fiscal 2023. The Company expects total charges of up to $300 million to be incurred in connection with this plan, consisting of cash-related charges of approximately $180 million and non-cash charges of approximately $120 million.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of the charges recorded in connection with the Fiscal 2021 Strategic Realignment Plan during the fiscal periods presented, as well as the cumulative charges recorded since its inception (inclusive of immaterial other restructuring-related charges previously recorded during the first quarter of Fiscal 2021), is as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2022	December 25, 2021	December 31, 2022	December 25, 2021	Cumulative Charges
	(millions)
Cash-related restructuring charges:
Severance and benefit costs (reversals)	$—	$—	$—	$(3.9)	$138.5
Other cash charges	0.8	1.9	2.9	6.3	25.5
Total cash-related restructuring charges	0.8	1.9	2.9	2.4	164.0
Non-cash charges:
Impairment of assets (see Note 7)	—	—	0.2	19.3	90.9
Inventory-related charges(a)	—	—	—	—	8.3
Accelerated stock-based compensation expense(b)	—	—	—	2.0	2.0
Other non-cash charges	—	—	3.3	—	3.3
Total non-cash charges	—	—	3.5	21.3	104.5
Total charges	$0.8	$1.9	$6.4	$23.7	$268.5

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
A summary of current period activity in the restructuring reserve related to the Fiscal 2021 Strategic Realignment Plan is as follows:

	Severance and Benefit Costs	Other Cash Charges	Total
	(millions)
Balance at April 2, 2022	$30.6	$0.1	$30.7
Additions charged to expense	—	2.9	2.9
Cash payments applied against reserve	(15.8)	(3.0)	(18.8)
Non-cash adjustments	(0.4)	—	(0.4)
Balance at December 31, 2022	$14.4	$—	$14.4

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Charges
The Company recorded other charges of $7.0 million and $17.6 million during the three-month and nine-month periods ended December 31, 2022, respectively, and $1.4 million and $7.3 million during the three-month and nine-month periods ended December 25, 2021, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired.
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
Effective Tax Rate
The Company's effective tax rate, which is calculated by dividing each fiscal period's income tax benefit (provision) by pretax income (loss), was 22.8% and 23.7% during the three-month and nine-month periods ended December 31, 2022, respectively, and 21.4% and 20.6% during the three-month and nine-month periods ended December 25, 2021, respectively. The effective tax rate for the three-month and nine-month periods ended December 31, 2022 were higher than the U.S. federal statutory income tax rate of 21% primarily due to state taxes and the unfavorable impact of certain audit-related adjustments, partially offset by the favorable tax impact of earnings generated in lower taxed foreign jurisdictions versus the U.S. and favorable return to provision adjustments. The effective tax rate for the three months ended December 25, 2021 was slightly higher than the U.S. federal statutory income tax rate of 21% primarily due to state taxes, partially offset by the favorable impact of certain permanent adjustments. The effective tax rate for the nine months ended December 25, 2021 was slightly lower than the U.S. federal statutory income tax rate of 21% primarily due to the favorable tax impact of earnings generated in lower taxed foreign jurisdictions versus the U.S.
Uncertain Income Tax Benefits
The Company classifies interest and penalties related to unrecognized tax benefits as part of its income tax benefit (provision). The total amount of unrecognized tax benefits, including interest and penalties, was $97.4 million and $91.9 million as of December 31, 2022 and April 2, 2022, respectively, and was included within the non-current liability for unrecognized tax benefits in the consolidated balance sheets.
The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $62.4 million and $60.1 million as of December 31, 2022 and April 2, 2022, respectively.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.    Debt
Debt consists of the following:

	December 31, 2022	April 2, 2022
	(millions)
$400 million 3.750% Senior Notes(a)	$398.2	$397.7
$500 million 1.700% Senior Notes(b)	—	499.8
$750 million 2.950% Senior Notes(c)	739.8	738.8
Total debt	1,138.0	1,636.3
Less: current portion of long-term debt	—	499.8
Total long-term debt	$1,138.0	$1,136.5

(a)The carrying value of the 3.750% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $1.8 million and $2.3 million as of December 31, 2022 and April 2, 2022, respectively.
(b)The carrying value of the 1.700% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $0.2 million as of April 2, 2022.
(c)The carrying value of the 2.950% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $10.2 million and $11.2 million as of December 31, 2022 and April 2, 2022, respectively.
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
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility (as defined below). Accordingly, the Company does not expect combined borrowings outstanding under the Commercial Paper Program and Global Credit Facility to exceed $500 million. Commercial Paper Program borrowings may be used to support the Company's general working capital and corporate needs. Maturities of commercial paper notes vary, but cannot exceed 397 days from the date of issuance. Commercial paper notes issued under the Commercial Paper Program rank equally in seniority with the Company's other forms of unsecured indebtedness. As of both December 31, 2022 and April 2, 2022, there were no borrowings outstanding under the Commercial Paper Program.
Revolving Credit Facilities
Global Credit Facility
In August 2019, the Company replaced its then existing credit facility and entered into a new credit facility that provides for a $500 million senior unsecured revolving line of credit through August 12, 2024 (the "Global Credit Facility") under terms and conditions substantially similar to those of the previous facility. The Global Credit Facility is also used to support the issuance of letters of credit and maintenance of the Commercial Paper Program. Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and certain other currencies, including Euros, Hong Kong Dollars, and Japanese Yen, and are guaranteed by all of the Company's domestic significant subsidiaries. In accordance with the terms of the agreement governing the Global Credit Facility, the Company has the ability to expand its borrowing availability under the Global Credit Facility to $1 billion, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. Since August 2019, the Company entered into several amendments of its Global Credit Facility, including one amendment that temporarily eased certain preexisting requirements and imposed certain new restrictions in response to the COVID-19 pandemic (all of which have since been lifted), and other amendments related to the cessation of LIBOR. Refer to Note 11 of the Fiscal 2022 10-K for additional discussion regarding such amendments. As of both December 31, 2022 and April 2, 2022, there were no borrowings outstanding under the Global Credit Facility. However, the Company was contingently liable for $8.8 million and $9.5 million of outstanding letters of credit as of December 31, 2022 and April 2, 2022, respectively.
The Global Credit Facility contains a number of covenants that, among other things, restrict the Company's ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make certain investments. The Global Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the "leverage ratio") of no greater than 4.25 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding, including finance lease obligations, plus all operating lease obligations. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, (iv) operating lease cost, (v) restructuring and other non-recurring expenses, and (vi) acquisition-related costs. As of December 31, 2022, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company's Global Credit Facility.
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
•South Korea Credit Facility — provides Ralph Lauren (Korea) Ltd. with a revolving line of credit of up to 30 billion South Korean Won (approximately $23 million) through October 27, 2023.
•Japan Overdraft Facility — provides Ralph Lauren Corporation Japan with an overdraft amount of up to 5 billion Japanese Yen (approximately $37 million) through April 28, 2023.
•China Overdraft Facility — provides Ralph Lauren Trading (Shanghai) Co., Ltd. with an overdraft amount of up to 100 million Chinese Renminbi (approximately $14 million) through June 17, 2023.
As of both December 31, 2022 and April 2, 2022, there were no borrowings outstanding under the Pan-Asia Borrowing Facilities.
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
The following table summarizes the Company's financial assets and liabilities that are measured and recorded at fair value on a recurring basis, excluding accrued interest components:

	December 31, 2022	April 2, 2022
	(millions)
Derivative assets(a)	$56.3	$32.4
Derivative liabilities(a)	2.4	18.3

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
The following table summarizes the carrying values and the estimated fair values of the Company's debt instruments:

	December 31, 2022		April 2, 2022
	Carrying Value(a)	Fair Value(b)	Carrying Value(a)	Fair Value(b)
	(millions)
$400 million 3.750% Senior Notes	$398.2	$389.5	$397.7	$407.9
$500 million 1.700% Senior Notes	—	N/A	499.8	500.5
$750 million 2.950% Senior Notes	739.8	646.5	738.8	721.0

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
No impairment charges were recorded during either of the three-month periods ended December 31, 2022 or December 25, 2021. During the nine-month periods ended December 31, 2022 and December 25, 2021, the Company recorded impairment charges to reduce the carrying values of certain long-lived assets to their estimated fair values. The fair values of these assets were determined based on Level 3 measurements, the related inputs of which included estimates of the amount and timing of the assets' net future discounted cash flows (including any potential sublease income for lease-related ROU assets), based on historical experience and consideration of current trends, market conditions, and comparable sales, as applicable.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes impairment charges recorded by the Company during the fiscal periods presented to reduce the carrying values of certain long-lived assets to their estimated fair values as of the assessment date:

	Nine Months Ended
	December 31, 2022		December 25, 2021
Long-Lived Asset Category	Total Impairments	Fair Value as of Impairment Date	Total Impairments	Fair Value as of Impairment Date
	(millions)
Property and equipment, net	$0.2	$—	$1.0	$—
Operating lease right-of-use assets	—	N/A	18.3	16.8
See Note 7 for additional discussion regarding impairment charges recorded by the Company within the consolidated statements of operations during the fiscal periods presented.
No impairment charges associated with goodwill or other intangible assets were recorded during either of the nine-month periods ended December 31, 2022 or December 25, 2021. In Fiscal 2023, the Company performed its annual goodwill impairment assessment using a qualitative approach as of the beginning of the second quarter of Fiscal 2023. In performing the assessment, the Company identified and considered the significance of relevant key factors, events, and circumstances that affected the fair values and/or carrying amounts of its reporting units with allocated goodwill. These factors included external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as the Company's actual and expected financial performance. Additionally, the Company also considered the results of its most recent quantitative goodwill impairment test, which was performed as of the end of Fiscal 2020 and incorporated assumptions related to COVID-19 business disruptions, the results of which indicated that the fair values of these reporting units significantly exceeded their respective carrying values. Based on the results of its qualitative goodwill impairment assessment, the Company concluded that it is not more likely than not that the fair values of its reporting units are less than their respective carrying values and there were no reporting units at risk of impairment.
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
The following table summarizes the Company's outstanding derivative instruments recorded on its consolidated balance sheets as of December 31, 2022 and April 2, 2022:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	December 31, 2022	April 2, 2022	December 31, 2022		April 2, 2022		December 31, 2022		April 2, 2022
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Cash flow hedges	$257.7	$236.5	PP	$5.8	PP	$6.6	AE	$0.2		$—
Net investment hedges(c)	700.0	700.0	ONCA	50.0	ONCA	23.7		—	ONCL	18.1
Total Designated Hedges	957.7	936.5		55.8		30.3		0.2		18.1
Undesignated Hedges:
FC — Undesignated hedges(d)	231.3	225.0	PP	0.5	PP	2.1	AE	2.2	AE	0.2
Total Hedges	$1,189.0	$1,161.5		$56.3		$32.4		$2.4		$18.3

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
The Company presents the fair values of its derivative assets and liabilities recorded on its consolidated balance sheets on a gross basis, even when they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its derivative instruments on a net basis in accordance with the terms of each of its master netting arrangements, spread across nine separate counterparties, the amounts presented in the consolidated balance sheets as of December 31, 2022 and April 2, 2022 would be adjusted from the current gross presentation as detailed in the following table:

	December 31, 2022			April 2, 2022
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount
	(millions)
Derivative assets	$56.3	$(2.4)	$53.9	$32.4	$(0.2)	$32.2
Derivative liabilities	2.4	(2.4)	—	18.3	(0.2)	18.1
The Company's master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties. See Note 3 for further discussion of the Company's master netting arrangements.
The following tables summarize the pretax impact of gains and losses from the Company's designated derivative instruments on its consolidated financial statements for the three-month and nine-month periods ended December 31, 2022 and December 25, 2021:

	Gains (Losses) Recognized in OCI
	Three Months Ended		Nine Months Ended
	December 31, 2022	December 25, 2021	December 31, 2022	December 25, 2021
	(millions)
Designated Hedges:
FC — Cash flow hedges	$(6.0)	$1.7	$22.5	$1.9
Net investment hedges — effective portion	(53.4)	24.3	22.3	29.5
Net investment hedges — portion excluded from assessment of hedge effectiveness	10.7	(0.7)	22.1	11.1
Total Designated Hedges	$(48.7)	$25.3	$66.9	$42.5

	Location and Amount of Gains (Losses) from Cash Flow Hedges Reclassified from AOCI to Earnings
	Three Months Ended		Nine Months Ended
	December 31, 2022	December 25, 2021	December 31, 2022	December 25, 2021
	Cost of goods sold	Cost of goods sold	Cost of goods sold	Cost of goods sold
	(millions)
Total amounts presented in the consolidated statements of operations in which the effects of related cash flow hedges are recorded	$(641.6)	$(617.3)	$(1,687.6)	$(1,514.4)
Effects of cash flow hedging:
FC — Cash flow hedges	8.6	1.4	15.1	1.5

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Gains (Losses) from Net Investment Hedges Recognized in Earnings				Location of Gains (Losses) Recognized in Earnings
	Three Months Ended		Nine Months Ended
	December 31, 2022	December 25, 2021	December 31, 2022	December 25, 2021
	(millions)
Net Investment Hedges:
Net investment hedges — portion excluded from assessment of hedge effectiveness(a)	$3.3	$2.9	$9.8	$8.6	Interest expense
Total Net Investment Hedges	$3.3	$2.9	$9.8	$8.6

(a)Amounts recognized in other comprehensive income (loss) ("OCI") relating to the effective portion of the Company's net investment hedges would be recognized in earnings only upon the sale or liquidation of the hedged net investment.
As of December 31, 2022, it is estimated that $17.3 million of pretax net gains on both outstanding and matured derivative instruments designated and qualifying as cash flow hedges deferred in AOCI will be recognized in earnings over the next twelve months. Amounts ultimately recognized in earnings will depend on exchange rates in effect when outstanding derivative instruments are settled.
The following table summarizes the pretax impact of gains and losses from the Company's undesignated derivative instruments on its consolidated financial statements for the three-month and nine-month periods ended December 31, 2022 and December 25, 2021:

	Gains (Losses) Recognized in Earnings				Location of Gains (Losses) Recognized in Earnings
	Three Months Ended		Nine Months Ended
	December 31, 2022	December 25, 2021	December 31, 2022	December 25, 2021
	(millions)
Undesignated Hedges:
FC — Undesignated hedges	$(9.4)	$4.1	$15.2	$4.6	Other income (expense), net
Total Undesignated Hedges	$(9.4)	$4.1	$15.2	$4.6
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
Cross-Currency Swap Contracts
The Company periodically designates pay-fixed rate, receive fixed-rate cross-currency swap contracts as hedges of its net investment in certain of its European subsidiaries. These contracts swap U.S. Dollar-denominated fixed interest rate payments based on the contract's notional amount and the fixed rate of interest payable on certain of the Company's senior notes for Euro-denominated fixed interest rate payments, thereby economically converting a portion of its fixed-rate U.S. Dollar-denominated senior note obligations to fixed-rate Euro-denominated obligations.
See Note 3 for further discussion of the Company's accounting policies relating to its derivative financial instruments.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Investments
The Company's short-term investments as of December 31, 2022 and April 2, 2022 were $131.4 million and $734.6 million, respectively, and consisted of time deposits.
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
A summary of the Company's repurchases of Class A common stock under its common stock repurchase program is as follows:

	Nine Months Ended
	December 31, 2022	December 25, 2021
	(millions)
Cost of shares repurchased	$411.8	$300.0
Number of shares repurchased	4.4	2.5
On February 2, 2022, the Company's Board of Directors approved an expansion of the Company's existing common stock repurchase program that allows it to repurchase up to an additional $1.500 billion of its Class A common stock. As of December 31, 2022, the remaining availability under the Company's Class A common stock repurchase program was approximately $1.217 billion.
As discussed in Note 9, as a result of the IRA's enactment into law, the Company will be subject to a 1% excise tax on share repurchases made after December 31, 2022.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In addition, during each of the nine-month periods ended December 31, 2022 and December 25, 2021, 0.3 million shares of the Company's Class A common stock, at a cost of $34.0 million and $40.4 million, respectively, were surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards under its long-term stock incentive plans.
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
On May 18, 2022, the Company's Board of Directors approved an increase to the Company's quarterly cash dividend on its common stock from $0.6875 to $0.75 per share. The third quarter Fiscal 2023 dividend of $0.75 per share was declared on December 16, 2022, was payable to shareholders of record at the close of business on December 30, 2022, and was paid on January 13, 2023.
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
15.    Accumulated Other Comprehensive Income (Loss)
The following table presents OCI activity, net of tax, accumulated in equity:

	Foreign Currency Translation Gains (Losses)(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges(b)	Net Unrealized Gains (Losses) on Defined Benefit Plans(c)	Total Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at April 2, 2022	$(189.7)	$9.0	$0.4	$(180.3)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(28.8)	19.4	—	(9.4)
Amounts reclassified from AOCI to earnings	—	(13.0)	(0.1)	(13.1)
Other comprehensive income (loss), net of tax	(28.8)	6.4	(0.1)	(22.5)
Balance at December 31, 2022	$(218.5)	$15.4	$0.3	$(202.8)

Balance at March 27, 2021	$(123.2)	$4.6	$(2.2)	$(120.8)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(29.8)	1.6	0.1	(28.1)
Amounts reclassified from AOCI to earnings	—	(1.2)	(0.1)	(1.3)
Other comprehensive income (loss), net of tax	(29.8)	0.4	—	(29.4)
Balance at December 25, 2021	$(153.0)	$5.0	$(2.2)	$(150.2)

(a)OCI before reclassifications to earnings related to foreign currency translation gains (losses) includes income tax provisions of $15.4 million and $10.3 million for the nine-month periods ended December 31, 2022 and December 25, 2021, respectively. OCI before reclassifications to earnings for the nine-month periods ended December 31, 2022 and December 25, 2021 includes gains of $33.7 million (net of a $10.7 million income tax

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
provision) and $31.0 million (net of a $9.6 million income tax provision), respectively, related to changes in the fair values of instruments designated as hedges of the Company's net investment in certain foreign operations (see Note 12).
(b)OCI before reclassifications to earnings related to net unrealized gains (losses) on cash flow hedges are presented net of income tax provisions of $3.1 million and $0.3 million for the nine-month periods ended December 31, 2022 and December 25, 2021, respectively. The tax effects on amounts reclassified from AOCI to earnings are presented in a table below.
(c)Activity is presented net of taxes, which were immaterial for both periods presented.
The following table presents reclassifications from AOCI to earnings for cash flow hedges, by component:

	Three Months Ended		Nine Months Ended		Location of Gains (Losses) Reclassified from AOCI to Earnings
	December 31, 2022	December 25, 2021	December 31, 2022	December 25, 2021
	(millions)
Gains (losses) on cash flow hedges(a):
FC — Cash flow hedges	$8.6	$1.4	$15.1	$1.5	Cost of goods sold
Tax effect	(1.3)	(0.3)	(2.1)	(0.3)	Income tax provision
Net of tax	$7.3	$1.1	$13.0	$1.2

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
Impact on Results
A summary of total stock-based compensation expense and the related income tax benefits recognized during the three-month and nine-month periods ended December 31, 2022 and December 25, 2021 is as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2022	December 25, 2021	December 31, 2022	December 25, 2021
	(millions)
Compensation expense	$19.2	$22.0	$59.9	$62.6	(a)
Income tax benefit	(3.3)	(3.3)	(9.9)	(9.9)

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Service-based RSUs
The fair values of service-based RSUs granted to certain of the Company's senior executives and other employees, as well as non-employee directors, are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue to the holder while outstanding and unvested. The weighted-average grant date fair values of service-based RSU awards granted were $92.07 and $117.56 per share during the nine-month periods ended December 31, 2022 and December 25, 2021, respectively.
A summary of service-based RSU activity during the nine months ended December 31, 2022 is as follows:

Number of Service-based RSUs
(thousands)
Unvested at April 2, 2022	1,566
Granted	668
Vested	(564)
Forfeited	(45)
Unvested at December 31, 2022	1,625
Performance-based RSUs
The fair values of the Company's performance-based RSUs granted to its senior executives and other key employees are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue to the holder while outstanding and unvested. The weighted-average grant date fair values of performance-based RSU awards granted were $92.45 and $117.79 per share during the nine-month periods ended December 31, 2022 and December 25, 2021, respectively.
Market-based RSUs
The Company grants market-based RSUs, which are based on total shareholder return ("TSR") performance, to its senior executives and other key employees. The Company estimates the fair value of its TSR awards on the date of grant using a Monte Carlo simulation, which models multiple stock price paths of the Company's Class A common stock and that of its peer group to evaluate and determine its ultimate expected relative TSR performance ranking. Compensation expense, net of estimated forfeitures, is recorded regardless of whether, and the extent to which, the market condition is ultimately satisfied. The weighted-average grant date fair values of market-based RSUs granted were $124.62 and $146.46 per share during the nine-month periods ended December 31, 2022 and December 25, 2021, respectively. The assumptions used to estimate the fair value of TSR awards granted during the nine-month periods ended December 31, 2022 and December 25, 2021 were as follows:

	Nine Months Ended
	December 31, 2022	December 25, 2021
Expected volatility	49.9%	46.8%
Expected dividend yield	3.0%	2.2%
Risk-free interest rate	3.1%	0.4%

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of performance-based RSU activity including TSR awards during the nine months ended December 31, 2022 is as follows:

Number of Performance-based RSUs
(thousands)
Unvested at April 2, 2022	542
Granted	261
Change due to performance and/or market condition achievement	(58)
Vested	(269)
Forfeited	(3)
Unvested at December 31, 2022	473
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
Net revenues for each of the Company's segments are as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2022	December 25, 2021	December 31, 2022	December 25, 2021
	(millions)
Net revenues:
North America	$937.6	$928.7	$2,364.9	$2,293.9
Europe	469.3	462.9	1,378.4	1,313.3
Asia	386.2	382.6	1,036.7	940.7
Other non-reportable segments	39.2	41.2	122.8	147.9
Total net revenues	$1,832.3	$1,815.4	$4,902.8	$4,695.8
Operating income for each of the Company's segments is as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2022	December 25, 2021	December 31, 2022	December 25, 2021
	(millions)
Operating income(a):
North America	$214.9	$229.6	$474.8	$586.5
Europe	109.6	97.1	317.4	353.4
Asia	89.8	85.6	234.2	189.4
Other non-reportable segments	36.9	38.5	114.1	106.2
	451.2	450.8	1,140.5	1,235.5
Unallocated corporate expenses	(161.3)	(161.5)	(456.2)	(465.3)
Unallocated restructuring and other charges, net(b)	(7.8)	(0.2)	(20.3)	(8.6)
Total operating income	$282.1	$289.1	$664.0	$761.6

(a)Segment operating income and unallocated corporate expenses during the three-month and nine-month periods ended December 31, 2022 and December 25, 2021 also included asset impairment charges (see Note 7), which are detailed below:

	Three Months Ended		Nine Months Ended
	December 31, 2022	December 25, 2021	December 31, 2022	December 25, 2021
	(millions)
Asset impairment charges:
North America	$—	$—	$—	$(0.4)
Asia	—	—	—	(1.1)
Other non-reportable segments	—	—	—	(0.3)
Unallocated corporate expenses	—	—	(0.2)	(17.5)
Total asset impairment charges	$—	$—	$(0.2)	$(19.3)

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(b)The three-month and nine-month periods ended December 31, 2022 and December 25, 2021 included certain unallocated restructuring and other charges, net (see Note 8), which are detailed below:

	Three Months Ended		Nine Months Ended
	December 31, 2022	December 25, 2021	December 31, 2022	December 25, 2021
	(millions)
Unallocated restructuring and other charges, net:
North America-related	$(0.4)	$—	$(0.4)	$0.1
Europe-related	—	—	1.1	1.0
Asia-related	—	0.8	0.2	1.2
Other non-reportable segment-related	—	—	—	(0.1)
Corporate operations-related	(0.4)	0.4	(3.6)	(3.5)
Unallocated restructuring benefits (charges)	(0.8)	1.2	(2.7)	(1.3)
Other charges (see Note 8)	(7.0)	(1.4)	(17.6)	(7.3)
Total unallocated restructuring and other charges, net	$(7.8)	$(0.2)	$(20.3)	$(8.6)
Depreciation and amortization expense for the Company's segments is as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2022	December 25, 2021	December 31, 2022	December 25, 2021
	(millions)
Depreciation and amortization expense:
North America	$18.5	$17.8	$54.7	$53.5
Europe	8.0	7.4	23.1	22.7
Asia	11.9	13.1	35.5	38.9
Other non-reportable segments	—	—	—	0.4
Unallocated corporate	16.8	17.9	50.0	53.8
Total depreciation and amortization expense	$55.2	$56.2	$163.3	$169.3
Net revenues by geographic location of the reporting subsidiary are as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2022	December 25, 2021	December 31, 2022	December 25, 2021
	(millions)
Net revenues(a):
The Americas(b)	$983.1	$974.5	$2,506.3	$2,451.8
Europe(c)	463.0	458.0	1,359.8	1,302.5
Asia(d)	386.2	382.9	1,036.7	941.5
Total net revenues	$1,832.3	$1,815.4	$4,902.8	$4,695.8

(a)Net revenues for certain of the Company's licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.
(b)Includes the U.S., Canada, and Latin America. Net revenues earned in the U.S. during the three-month and nine-month periods ended December 31, 2022 were $941.3 million and $2.391 billion, respectively, and $939.2 million and $2.356 billion, during the three-month and nine-month periods ended December 25, 2021, respectively.
(c)Includes the Middle East.
(d)Includes Australia and New Zealand.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18.    Additional Financial Information
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
A reconciliation of cash, cash equivalents, and restricted cash as of December 31, 2022 and April 2, 2022 from the consolidated balance sheets to the consolidated statements of cash flows is as follows:

	December 31, 2022	April 2, 2022
	(millions)
Cash and cash equivalents	$1,566.1	$1,863.8
Restricted cash included within prepaid expenses and other current assets	1.4	1.6
Restricted cash included within other non-current assets	6.0	6.6
Total cash, cash equivalents, and restricted cash	$1,573.5	$1,872.0
Restricted cash relates to cash held in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters and real estate leases.
Cash Paid for Interest and Taxes
Cash paid for interest and income taxes is as follows:

	Nine Months Ended
	December 31, 2022	December 25, 2021
	(millions)
Cash paid for interest	$34.7	$41.0
Cash paid for income taxes, net of refunds	85.4	168.2
Cash Paid for Leases
The following table summarizes certain cash flow information related to the Company's leases:

	Nine Months Ended
	December 31, 2022	December 25, 2021
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$253.3	$283.9
Operating cash flows for finance leases	8.4	9.3
Financing cash flows for finance leases	15.9	16.8
Non-cash Transactions
Operating lease ROU assets recorded in connection with the recognition of new lease liabilities was $220.3 million and $224.8 million for the nine-month periods ended December 31, 2022 and December 25, 2021, respectively. Finance lease ROU assets recorded in connection with the recognition of new lease liabilities was $0.3 million for the nine months ended December 31, 2022. No finance lease ROU assets were recorded in connection with the recognition of new lease liabilities during the nine months ended December 25, 2021.
Non-cash investing activities also included capital expenditures incurred but not yet paid of $41.9 million and $36.0 million for the nine-month periods ended December 31, 2022 and December 25, 2021, respectively.
There were no other significant non-cash investing or financing activities for any of the fiscal periods presented.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.
Special Note Regarding Forward-Looking Statements
Various statements in this Form 10-Q, or incorporated by reference into this Form 10-Q, in future filings by us with the Securities and Exchange Commission (the "SEC"), in our press releases, and in oral statements made from time to time by us or on our behalf constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding our current expectations about the Company's future operating results and financial condition, store openings and closings, the implementation and impact of our strategic plans, initiatives and capital expenses, our plans regarding our quarterly cash dividend and Class A common stock repurchase programs, and our ability to meet environmental, social, and governance goals. Forward-looking statements are based on current expectations and are indicated by words or phrases such as "anticipate," "outlook," "estimate," "expect," "project," "believe," "envision," "goal," "target," "can," "will," and similar words or phrases and involve known and unknown risks, uncertainties, and other factors which may cause actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed in or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others:
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
•the potential impact to our business resulting from supply chain disruptions, including those caused by capacity constraints, closed factories and/or labor shortages (stemming from pandemic diseases, labor disputes, strikes, or otherwise), scarcity of raw materials, port congestion, and scrutiny or detention of goods produced in certain territories resulting from laws, regulations, or trade restrictions, such as those imposed by the Uyghur Forced Labor Prevention Act ("UFLPA"), which could result in shipment approval delays leading to inventory shortages and lost sales;
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
In this Form 10-Q, references to "Ralph Lauren," "ourselves," "we," "our," "us," and the "Company" refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the Saturday immediately before or after March 31. As such, fiscal year 2023 will end on April 1, 2023 and will be a 52-week period ("Fiscal 2023"). Fiscal year 2022 ended on April 2, 2022 and was a 53-week period ("Fiscal 2022"). The third quarter of Fiscal 2023 ended on December 31, 2022 and was a 13-week period. The third quarter of Fiscal 2022 ended on December 25, 2021 and was also a 13-week period.
INTRODUCTION
Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and notes thereto to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:
•Overview.    This section provides a general description of our business, global economic conditions and industry trends, and a summary of our financial performance for the three-month and nine-month periods ended December 31, 2022. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.
•Results of operations.    This section provides an analysis of our results of operations for the three-month and nine-month periods ended December 31, 2022 as compared to the three-month and nine-month periods ended December 25, 2021.
•Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of December 31, 2022, which includes (i) an analysis of our financial condition as compared to the prior fiscal year-end; (ii) an analysis of changes in our cash flows for the nine months ended December 31, 2022 as compared to the nine months ended December 25, 2021; (iii) an analysis of our liquidity, including the availability under our commercial paper borrowing program and credit facilities, our outstanding debt and covenant compliance, common stock repurchases, and payments of dividends; and (iv) a description of any material changes in our material cash requirements since April 2, 2022.
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
Our business is typically affected by seasonal trends, with higher levels of retail sales in our second and third fiscal quarters and higher wholesale sales in our second and fourth fiscal quarters. These trends result primarily from the timing of key vacation travel, back-to-school, and holiday shopping periods impacting our retail business and timing of seasonal wholesale shipments. As a result of changes in our business, consumer spending patterns, and the macroeconomic environment, including those resulting from pandemic diseases and other catastrophic events, historical quarterly operating trends and working capital requirements may not be indicative of our future performance. In addition, fluctuations in sales, operating income (loss), and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, our operating results and cash flows for the three-month and nine-month periods ended December 31, 2022 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2023.
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
As a result of the COVID-19 pandemic, we have experienced varying degrees of business disruptions since its beginning, including periods of closure of our stores and corporate-related facilities, as have our wholesale customers, licensing partners, and suppliers. Such disruptions continued throughout Fiscal 2022 in certain regions, although to a lesser extent than the widespread significant disruptions experienced during our fiscal year ended March 27, 2021 ("Fiscal 2021"), and have since extended into Fiscal 2023, most notably in Asia where approximately 50% of our stores in China experienced closures for a significant portion of the first quarter, followed by sporadic closures during the second quarter impacting approximately 35% of our mainland stores. Further, throughout the course of the pandemic, the majority of our stores that were able to remain open have periodically been subject to limited operating hours and/or customer capacity levels in accordance with local health guidelines, as well as reduced staffing, with traffic remaining challenged. Most recently, more than 90% of our mainland China stores were impacted during the third quarter by some form of closure, restricted operating hours, or reduced staffing due to higher levels of infection rates following China's relaxation of its zero-COVID policy. However, our digital commerce operations have grown significantly from pre-pandemic levels, due in part to our investments and enhanced capabilities, as well as changes in consumer shopping preferences.
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
Finally, on June 26, 2021, in connection with our brand portfolio initiative, we sold our former Club Monaco business to Regent, L.P. ("Regent"), a global private equity firm, with no resulting gain or loss on sale realized during the first quarter of Fiscal 2022. Regent acquired Club Monaco's assets and liabilities in exchange for potential future cash consideration payable to us, including earn-out payments based on Club Monaco meeting certain defined revenue thresholds over a five-year period. Accordingly, we have realized amounts related to the receipt of such contingent consideration and additional amounts may be realized in the future. Additionally, in connection with this divestiture, we provided Regent with certain operational support for a transitional period of approximately one year, varying by functional area.
In connection with the Fiscal 2021 Strategic Realignment Plan, we have recorded cumulative pre-tax charges of $268.5 million, of which $6.4 million and $23.7 million were recorded during the nine-month periods ended December 31, 2022 and December 25, 2021, respectively. Actions associated with the Fiscal 2021 Strategic Realignment Plan were substantially completed by the end of Fiscal 2022, with certain remaining actions expected to be completed during Fiscal 2023. We expect total charges of up to $300 million to be incurred in connection with this plan, consisting of cash-related charges of approximately $180 million and non-cash charges of approximately $120 million. Actions associated with this plan are expected to result in gross annualized pre-tax expense savings of approximately $200 million, a portion of which is being reinvested back into the business.
See Note 8 to our accompanying consolidated financial statements for additional discussion regarding charges recorded in connection with the Fiscal 2021 Strategic Restructuring Plan.
Global Economic Conditions and Industry Trends
The global economy and retail industry are impacted by many different factors. Changes in economic conditions, most notably inflationary pressures (including increases in the cost of raw materials, transportation, and salaries & benefits), rising interest rates, significant foreign currency volatility, and concerns of a potential recession, continue to impact consumer discretionary income levels, spending, and sentiment. In response to such pressures, as well as in an effort to reduce elevated inventory levels, many retailers have become increasingly more promotional in an attempt to offset traffic declines and increase conversion. Certain other worldwide events and factors, such as international trade relations, new legislation and regulations, taxation or monetary policy changes, and political and civil unrest, among other factors, have also adversely impacted the global economy. The continuation of these trends could have a material adverse effect on our business or operating results.
The global economy has also been negatively impacted by the Russia-Ukraine war. Several countries, including the U.S., have imposed significant economic sanctions against Russia, including export controls and other trade restrictions with Russian entities. Various companies, including Ralph Lauren, have also voluntarily elected to suspend operations in Russia in protest of the conflict. While the suspension of our operations in Russia have not resulted in a material impact to our consolidated financial statements, our business has been impacted by the broader macroeconomic implications resulting from the war, including unfavorable foreign currency exchange rates, increases in energy prices, food shortages, and volatility in financial markets, among other factors, which have adversely impacted consumer sentiment and confidence, particularly in Eastern Europe. It is not clear at this time how long the conflict will endure, or if it will escalate further with additional countries declaring war against each other, which could further compound the adverse impact to the global economy.
The global economy also continues to be adversely impacted by the COVID-19 pandemic, although to a much lesser extent than what was experienced during the first year of the pandemic. As discussed in "Recent Developments," certain geographic regions, particularly in Asia, continue to be impacted by temporary store closures, restricted operating hours, and/or reduced staffing due to elevated infection levels. The COVID-19 pandemic has also significantly disrupted distribution, logistic, and supply chain operations globally, including temporary factory closures, labor shortages, vessel, container, and other transportation shortages, and port congestion. Such disruptions have reduced the availability of inventory, delayed timing of inventory receipts, and have resulted in increased costs for both the purchase and transportation of such inventory. Despite the development of COVID-19 vaccines, it is not clear at this time how much longer and to what extent the pandemic will last.
We have implemented various strategies globally to help address many of these current challenges and continue to build a foundation for long-term profitable growth centered around strengthening our consumer-facing areas of product, stores, and marketing across channels and driving a more efficient operating model. Our strategy for mitigating inflationary pressures includes numerous levers, including our commitment to driving average unit retail growth, leveraging our diversified supply chain and strong supplier relationships, elevating our product sustainability efforts, and leveraging our in-house quality control to reduce time and cost from the manufacturing process, among other efforts. We have also taken earlier receipts of inventory and strategically utilize faster means of transportation when necessary to maximize full-price selling windows. While we remain agile and mindful of the increasing competitive promotional environment, we plan to continue driving our broader long-term strategy of brand elevation, which includes multiple levers to continue driving average unit retail growth and brand equity.
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
Summary of Financial Performance
Operating Results
During the three months ended December 31, 2022, we reported net revenues of $1.832 billion, net income of $216.5 million, and net income per diluted share of $3.20, as compared to net revenues of $1.815 billion, net income of $217.7 million, and net income per diluted share of $2.93 during the three months ended December 25, 2021. During the nine months ended December 31, 2022, we reported net revenues of $4.903 billion, net income of $490.4 million, and net income per diluted share of $7.07, as compared to net revenues of $4.696 billion, net income of $575.7 million, and net income per diluted share of $7.68 during the nine months ended December 25, 2021. The comparability of our operating results has been affected by net restructuring-related charges, impairment of assets, and certain other benefits (charges), as well as the impacts of the disposition of our former Club Monaco business at the end of the first quarter of Fiscal 2022 and the transition of our Chaps business to a fully licensed business model during the second quarter of Fiscal 2022, as discussed further below. We also continue to experience varying degrees of business disruptions resulting from the current macroeconomic environment, including ongoing global supply chain and other inflationary pressures, foreign currency volatility, the war in Ukraine, and COVID-19-related disruptions.
Our operating performance for the three-month and nine-month periods ended December 31, 2022 reflected revenue increases of 0.9% and 4.4%, respectively, on a reported basis and 7.2% and 10.9%, respectively, on a constant currency basis, as defined within "Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition" below. The increases in net revenues during the three-month and nine-month periods ended December 31, 2022 reflected growth across all of our reportable segments.
Our gross profit as a percentage of net revenues declined by 100 basis points to 65.0% during the three months ended December 31, 2022 and by 220 basis points to 65.6% during the nine months ended December 31, 2022, primarily driven by inflationary cost pressures, unfavorable foreign currency effects, and higher non-routine inventory charges recorded during the current fiscal year periods as compared to the prior fiscal year periods, partially offset by improved pricing.
Selling, general, and administrative ("SG&A") expenses as a percentage of net revenues during the three months ended December 31, 2022 declined by 90 basis points to 49.2% and increased by 70 basis points to 51.6% during the nine months ended December 31, 2022, primarily driven by a normalized quarterly cadence of marketing investments.
Net income decreased by $1.2 million to $216.5 million during the three months ended December 31, 2022 as compared to the three months ended December 25, 2021, primarily due to a $7.0 million decline in our operating income and a $4.4 million increase in our income tax provision, largely offset by a $10.2 million decline in non-operating expense, net. Net income per diluted share increased by $0.27 to $3.20 per share during the three months ended December 31, 2022 driven by lower weighted-average diluted shares outstanding. Net income decreased by $85.3 million to $490.4 million during the nine months ended December 31, 2022 as compared to the nine months ended December 25, 2021, primarily due to a $97.6 million decline in our operating income, partially offset by a $15.0 million decline in non-operating expense, net. Net income per diluted share decreased by $0.61 to $7.07 per share during the nine months ended December 31, 2022 driven by the lower level of net income, partially offset by lower weighted-average diluted shares outstanding.
Our operating results during the three-month periods ended December 31, 2022 and December 25, 2021, were negatively impacted by net restructuring-related charges, impairment of assets, and certain other charges (benefits) totaling $11.8 million and $0.1 million, respectively, which had an after-tax effect of reducing net income by $9.6 million, or $0.15 per diluted share, and $0.4 million, or $0.01 per diluted share, respectively. During the nine-month periods ended December 31, 2022 and December 25, 2021, our operating results were negatively impacted by net restructuring-related charges, impairment of assets, and certain other charges (benefits) totaling $31.3 million and $15.2 million, respectively, which had an after-tax effect of reducing net income by $24.3 million, or $0.35 per diluted share, and $11.8 million, or $0.15 per diluted share, respectively.
Financial Condition and Liquidity
We ended the third quarter of Fiscal 2023 in a net cash and short-term investments position (calculated as cash and cash equivalents, plus short-term investments, less total debt) of $559.5 million, as compared to $962.1 million as of the end of Fiscal 2022. The decrease in our net cash and short-term investments position was primarily due to our use of cash to support Class A common stock repurchases of $445.8 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to invest in our business through $155.9 million in capital expenditures, and to make dividend payments of $148.8 million, as well as the unfavorable effect of exchange rate changes on our cash, cash equivalents, and restricted cash of $23.2 million, partially offset by operating cash flows of $397.0 million.
Net cash provided by operating activities was $397.0 million during the nine months ended December 31, 2022, as compared to $821.7 million during the nine months ended December 25, 2021. The net decrease in cash provided by operating activities was due to a net unfavorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period, as well as a decrease in net income before non-cash charges.
Our equity decreased to $2.468 billion as of December 31, 2022 compared to $2.536 billion as of April 2, 2022 due to our share repurchase activity and dividends declared during the nine months ended December 31, 2022, partially offset by our comprehensive income and the net impact of stock-based compensation arrangements.
Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition
The comparability of our operating results for the three-month and nine-month periods ended December 31, 2022 and December 25, 2021 has been affected by certain events, including:
•pretax charges incurred in connection with our restructuring activities, as well as certain other benefits (charges), as summarized below (references to "Notes" are to the notes to the accompanying consolidated financial statements):

	Three Months Ended		Nine Months Ended
	December 31, 2022	December 25, 2021	December 31, 2022	December 25, 2021
	(millions)
Restructuring and other charges, net (see Note 8)	$(7.8)	$(0.2)	$(20.3)	$(8.6)
Non-routine inventory benefits (charges)(a)	(4.0)	—	(13.2)	11.5
Impairment of assets (see Note 7)	—	—	(0.2)	(19.3)
Non-routine bad debt expense reversals(b)	—	0.1	2.4	1.2
Total charges	$(11.8)	$(0.1)	$(31.3)	$(15.2)

(a)Non-routine inventory benefits (charges) are recorded within cost of goods sold in the consolidated statements of operations. The charges recorded during the three-month period ended December 31, 2022 were primarily attributable to inventory adjustments due to delays in U.S. customs shipment reviews and approvals. The net charges recorded during the nine-month period ended December 31, 2022 primarily related to the Russia-Ukraine war (approximately $11 million) and delays in U.S. customs shipment reviews and approvals (approximately $4 million), partially offset by reversals of amounts previously recognized in connection with the COVID-19 pandemic (approximately $2 million). The benefits recorded during the nine-month periods ended December 25, 2021 related to reversals of amounts previously recognized in connection with the COVID-19 pandemic.

(b)Non-routine bad debt expense reversals are recorded within SG&A expenses in the consolidated statements of operations. The reversals recorded during the nine months ended December 31, 2022 related to charges previously recognized in connection with the Russia-Ukraine war. The reversals recorded during the three-month and nine-month periods ended December 25, 2021 related to charges previously recognized in connection with the COVID-19 pandemic.
•the disposition of our former Club Monaco business at the end of the first quarter of Fiscal 2022. We did not recognize any net revenues during the nine months ended December 31, 2022 in connection with our former Club Monaco business, whereas in comparison we recognized net revenues of approximately $34 million during the comparable prior fiscal year period, all of which was recorded during the first quarter of Fiscal 2022;
•the transition of our Chaps business to a fully licensed business model during the second quarter of Fiscal 2022, which resulted in an overall decline in net revenues of approximately $15 million during the nine months ended December 31, 2022 as compared to the prior fiscal year period; and
•other varying degrees of COVID-19 business disruptions during the three-month and nine-month periods ended December 31, 2022 and December 25, 2021.
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

RESULTS OF OPERATIONS
Three Months Ended December 31, 2022 Compared to Three Months Ended December 25, 2021
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	December 31, 2022	December 25, 2021	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$1,832.3	$1,815.4	$16.9	0.9%
Cost of goods sold	(641.6)	(617.3)	(24.3)	3.9%
Gross profit	1,190.7	1,198.1	(7.4)	(0.6%)
Gross profit as % of net revenues	65.0%	66.0%		(100 bps)
Selling, general, and administrative expenses	(900.8)	(908.8)	8.0	(0.9%)
SG&A expenses as % of net revenues	49.2%	50.1%		(90 bps)
Restructuring and other charges, net	(7.8)	(0.2)	(7.6)	NM
Operating income	282.1	289.1	(7.0)	(2.4%)
Operating income as % of net revenues	15.4%	15.9%		(50 bps)
Interest expense	(12.0)	(13.4)	1.4	(10.6%)
Interest income	8.6	1.4	7.2	536.8%
Other income, net	1.7	0.1	1.6	NM
Income before income taxes	280.4	277.2	3.2	1.2%
Income tax provision	(63.9)	(59.5)	(4.4)	7.6%
Effective tax rate(a)	22.8%	21.4%		140 bps
Net income	$216.5	$217.7	$(1.2)	(0.6%)
Net income per common share:
Basic	$3.26	$2.98	$0.28	9.4%
Diluted	$3.20	$2.93	$0.27	9.2%

(a)Effective tax rate is calculated by dividing the income tax provision by income before income taxes.
NM Not meaningful.
Net Revenues.    Net revenues increased by $16.9 million, or 0.9%, to $1.832 billion during the three months ended December 31, 2022 as compared to the three months ended December 25, 2021, including unfavorable foreign currency effects of $113.7 million. On a constant currency basis, net revenues increased by $130.6 million, or 7.2%, reflecting growth across all of our reportable segments.
The following table summarizes the percentage change in our consolidated comparable store sales for the three months ended December 31, 2022 as compared to the prior fiscal year period:

% Change
Digital commerce	11%
Brick and mortar	4%
Total comparable store sales	5%

Our global average store count increased by 96 stores and concession shops during the three months ended December 31, 2022 compared with the three months ended December 25, 2021, driven by new openings primarily in Asia. The following table details our retail store presence by segment as of the periods presented:

	December 31, 2022	December 25, 2021
Freestanding Stores:
North America	236	239
Europe	104	97
Asia	209	169
Total freestanding stores	549	505

Concession Shops:
North America	1	1
Europe	29	29
Asia	698	646
Total concession shops	728	676
Total stores	1,277	1,181
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
Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the comparable prior fiscal year period, are provided below:

	Three Months Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	December 31, 2022	December 25, 2021	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$937.6	$928.7	$8.9	$(2.5)	$11.4	1.0%	1.2%
Europe	469.3	462.9	6.4	(54.8)	61.2	1.4%	13.2%
Asia	386.2	382.6	3.6	(56.4)	60.0	0.9%	15.7%
Other non-reportable segments	39.2	41.2	(2.0)	—	(2.0)	(5.0%)	(5.0%)
Total net revenues	$1,832.3	$1,815.4	$16.9	$(113.7)	$130.6	0.9%	7.2%
North America net revenues — Net revenues increased by $8.9 million, or 1.0%, during the three months ended December 31, 2022 as compared to the three months ended December 25, 2021. On a constant currency basis, net revenues increased by $11.4 million, or 1.2%.
The $8.9 million increase in North America net revenues was driven by:
•a $15.1 million increase related to our North America retail business. On a constant currency basis, net revenues increased by $16.9 million, reflecting increases of $14.5 million in comparable store sales and $2.4 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our North America retail business:

% Change
Digital commerce	9%
Brick and mortar	(1%)
Total comparable store sales	2%

This increase was partially offset by a $6.2 million decrease related to our North America wholesale business driven by U.S. customs-related inventory receipt delays.
Europe net revenues — Net revenues increased by $6.4 million, or 1.4%, during the three months ended December 31, 2022 as compared to the three months ended December 25, 2021. On a constant currency basis, net revenues increased by $61.2 million, or 13.2%.
The $6.4 million increase in Europe net revenues was driven by:
•an $8.5 million increase related to our Europe retail business, inclusive of unfavorable foreign currency effects of $28.6 million. On a constant currency basis, net revenues increased by $37.1 million, reflecting increases of $24.1 million in comparable store sales and $13.0 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Europe retail business:

% Change
Digital commerce	12%
Brick and mortar	11%
Total comparable store sales	11%
This increase was partially offset by a $2.1 million decrease related to our Europe wholesale business largely driven by unfavorable foreign currency effects of $26.2 million, partially offset by improved timing of inventory receipts and fulfillment of customer orders.
Asia net revenues — Net revenues increased by $3.6 million, or 0.9%, during the three months ended December 31, 2022 as compared to the three months ended December 25, 2021, despite more than 90% of our mainland China stores experiencing some form of closure, restricted operating hours, or reduced staffing due to higher levels of infection rates following China's relaxation of its zero-COVID policy. On a constant currency basis, net revenues increased by $60.0 million, or 15.7%.
The $3.6 million increase in Asia net revenues was driven by:
•a $6.3 million increase related to our Asia wholesale business, reflecting increases most notably in Japan and Australia, partially offset by unfavorable foreign currency effects of $3.1 million.
This increase was partially offset by:
•a $2.7 million decrease related to our Asia retail business, inclusive of unfavorable foreign currency effects of $53.3 million. On a constant currency basis, net revenues increased by $50.6 million, reflecting increases of $26.2 million in non-comparable store sales and $24.4 million in comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Asia retail business:

% Change
Digital commerce	21%
Brick and mortar	7%
Total comparable store sales	8%
Gross Profit.    Gross profit decreased by $7.4 million, or 0.6%, to $1.191 billion for the three months ended December 31, 2022, including unfavorable foreign currency effects of $104.5 million. Gross profit as a percentage of net revenues declined to 65.0% for the three months ended December 31, 2022 from 66.0% for the three months ended December 25, 2021. The 100 basis point decrease was primarily driven by inflationary cost pressures, unfavorable foreign currency effects, and higher non-routine inventory charges recorded during the three months ended December 31, 2022 as compared to the prior fiscal year period, partially offset by improved pricing.
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

Selling, General, and Administrative Expenses.    SG&A expenses include costs relating to compensation and benefits, advertising and marketing, rent and occupancy, distribution, information technology, legal, depreciation and amortization, bad debt, and other selling and administrative costs. SG&A expenses decreased by $8.0 million, or 0.9%, to $900.8 million for the three months ended December 31, 2022, including favorable foreign currency effects of $53.0 million. SG&A expenses as a percentage of net revenues declined to 49.2% for the three months ended December 31, 2022 from 50.1% for the three months ended December 25, 2021. The 90 basis point improvement was largely driven by lower marketing and advertising expenses due to a more normalized quarterly cadence of marketing investments compared to the prior fiscal year period.
The $8.0 million decrease in SG&A expenses was driven by:

Three Months Ended December 31, 2022 Compared to Three Months Ended December 25, 2021
(millions)
SG&A expense category:
Marketing and advertising expenses	$(11.7)
Rent and occupancy expenses	(5.6)
Compensation-related expenses	(5.6)
Non-income tax expenses	(4.8)
Selling-related expenses	(4.2)
Shipping and handling costs	9.7
Consulting and professional fees	4.6
Staff-related expenses	4.5
Other	5.1
Total decrease in SG&A expenses	$(8.0)
Restructuring and Other Charges, Net. During the three-month periods ended December 31, 2022 and December 25, 2021, we recorded restructuring charges of $0.8 million and $1.9 million, respectively, consisting of restructuring-related other cash charges, as well as other charges of $7.0 million and $1.4 million, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired. Additionally, during the three months ended December 25, 2021, we recognized $3.1 million of income primarily related to a certain revenue share clause in our agreement with Regent for the sale of Club Monaco that entitled us to receive a portion of the sales generated by the Club Monaco business during a four-month business transition period.
Operating Income.    Operating income decreased by $7.0 million, or 2.4%, to $282.1 million for the three months ended December 31, 2022, reflecting unfavorable foreign currency effects of $51.5 million. Additionally, during the three-month periods ended December 31, 2022 and December 25, 2021, our operating results were negatively impacted by net restructuring-related charges, impairment of assets, and certain other charges (benefits) totaling $11.8 million and $0.1 million, respectively. Operating income as a percentage of net revenues was 15.4% for the three months ended December 31, 2022, reflecting a 50 basis point decline from the prior fiscal year period. The decline in operating income as a percentage of net revenues was primarily driven by the decrease in our gross margin and higher net restructuring-related charges, impairment of assets, and certain other charges (benefits) recorded during the three months ended December 31, 2022 as compared to the prior fiscal year period, partially offset by the decline in SG&A expenses as a percentage of net revenues, all as previously discussed.

Operating income and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the comparable prior fiscal year period, are provided below:

	Three Months Ended
	December 31, 2022		December 25, 2021
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$214.9	22.9%	$229.6	24.7%	$(14.7)	(180 bps)
Europe	109.6	23.3%	97.1	21.0%	12.5	230 bps
Asia	89.8	23.3%	85.6	22.4%	4.2	90 bps
Other non-reportable segments	36.9	94.3%	38.5	93.4%	(1.6)	90 bps
	451.2		450.8		0.4
Unallocated corporate expenses	(161.3)		(161.5)		0.2
Unallocated restructuring and other charges, net	(7.8)		(0.2)		(7.6)
Total operating income	$282.1	15.4%	$289.1	15.9%	$(7.0)	(50 bps)
North America operating margin declined by 180 basis points, primarily due to the unfavorable impacts of approximately 170 basis points attributable to our retail business, driven by an increase in SG&A expenses as a percentage of net revenues and a decline in our gross margin, and 40 basis points attributable to higher non-routine inventory charges recorded during the three months ended December 31, 2022 as compared to the prior fiscal year period. These declines in operating margin were partially offset by the favorable impact of approximately 30 basis points related to our wholesale business, largely attributable to an increase in our gross margin, partially offset by an increase in SG&A expenses as a percentage of net revenues.
Europe operating margin improved by 230 basis points, primarily due to the favorable impacts of approximately 360 basis points and 180 basis points related to our wholesale and retail businesses, respectively, both largely driven by a decline in SG&A expenses as a percentage of net revenues. The improvement in our wholesale business also reflected an increase in our gross margin. These improvements in operating margin were partially offset by the unfavorable impacts of 290 basis points related to foreign currency effects and 20 basis points attributable to higher non-routine inventory charges recorded during the three months ended December 31, 2022 as compared to the prior fiscal year period.
Asia operating margin improved by 90 basis points, primarily due to the favorable impact of approximately 270 basis points related to our retail business, largely driven by a decline in SG&A expenses as a percentage of net revenues and an increase in our gross margin. The overall improvement in operating margin also reflected the favorable impacts of approximately 40 basis points attributable to other factors, most notably favorable channel mix. These improvements in operating margin were partially offset by the unfavorable impact of 220 basis points attributable to foreign currency effects.
Unallocated corporate expenses decreased by $0.2 million to $161.3 million during the three months ended December 31, 2022. The slight decline in unallocated corporate expenses was due to lower compensation-related expenses of $7.2 million, lower non-income tax expenses of $4.4 million, and lower other expenses of $1.1 million, partially offset by higher marketing and advertising expenses of $7.2 million and higher consulting fees of $5.3 million.
Unallocated restructuring and other charges, net increased by $7.6 million to $7.8 million during the three months ended December 31, 2022, as previously discussed above and in Note 8 to the accompanying consolidated financial statements.
Non-operating Income (Expense), Net. Non-operating income (expense), net is comprised of interest expense, interest income, and other income (expense), net, which includes foreign currency gains (losses), equity in income (losses) from our equity-method investees, and other non-operating expenses. During the three-month periods ended December 31, 2022 and December 25, 2021, we reported non-operating expense, net, of $1.7 million and $11.9 million, respectively. The $10.2 million decrease in non-operating expense, net was driven by:
•a $7.2 million increase in interest income, primarily driven by higher interest rates in financial markets;
•a $1.6 million increase in other income, net primarily driven by higher net foreign currency gains during the three months ended December 31, 2022 as compared to the prior fiscal year period; and

•a $1.4 million decline in interest expense, primarily driven by the lower average level of outstanding debt during the three months ended December 31, 2022 as compared to the prior fiscal year period resulting from our repayment of the 1.700% Senior Notes that matured on June 15, 2022 (see "Financial Condition and Liquidity — Cash Flows").
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
The income tax provision and effective tax rate for the three months ended December 31, 2022 were $63.9 million and 22.8%, respectively, as compared to $59.5 million and 21.4%, respectively, for the three months ended December 25, 2021. The $4.4 million increase in our income tax provision was primarily driven by our higher pretax income and a 140 basis point increase in our effective tax rate. The increase in our effective tax rate was primarily due to the absence of certain favorable permanent adjustments taken during the prior fiscal year period, partially offset by favorable return to provision adjustments. See Note 9 to the accompanying consolidated financial statements.
Net Income.    Net income decreased to $216.5 million for the three months ended December 31, 2022, from $217.7 million for the three months ended December 25, 2021. The $1.2 million decrease in net income was due to our lower operating income and higher income tax provision, largely offset by a decline in non-operating expense, net, all as previously discussed. During the three-month periods ended December 31, 2022 and December 25, 2021, our operating results included net restructuring-related charges, impairment of assets, and certain other charges (benefits) totaling $11.8 million and $0.1 million, respectively, which had an after-tax effect of reducing net income by $9.6 million and $0.4 million, respectively.
Net Income per Diluted Share.    Net income per diluted share increased to $3.20 for the three months ended December 31, 2022, from $2.93 for the three months ended December 25, 2021. The $0.27 per share increase was driven by lower weighted-average diluted shares outstanding during the three months ended December 31, 2022 driven by our share repurchases during the last twelve months. Net income per diluted share for the three-month periods ended December 31, 2022 and December 25, 2021 were negatively impacted by $0.15 per share and $0.01 per share, respectively, as a result of net restructuring-related charges, impairment of assets, and certain other charges (benefits), as previously discussed.

Nine Months Ended December 31, 2022 Compared to Nine Months Ended December 25, 2021
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Nine Months Ended
	December 31, 2022	December 25, 2021	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$4,902.8	$4,695.8	$207.0	4.4%
Cost of goods sold	(1,687.6)	(1,514.4)	(173.2)	11.4%
Gross profit	3,215.2	3,181.4	33.8	1.1%
Gross profit as % of net revenues	65.6%	67.8%		(220 bps)
Selling, general, and administrative expenses	(2,530.7)	(2,391.9)	(138.8)	5.8%
SG&A expenses as % of net revenues	51.6%	50.9%		70 bps
Impairment of assets	(0.2)	(19.3)	19.1	(99.2%)
Restructuring and other charges, net	(20.3)	(8.6)	(11.7)	135.8%
Operating income	664.0	761.6	(97.6)	(12.8%)
Operating income as % of net revenues	13.5%	16.2%		(270 bps)
Interest expense	(33.3)	(40.3)	7.0	(17.4%)
Interest income	18.8	4.4	14.4	330.8%
Other expense, net	(6.8)	(0.4)	(6.4)	NM
Income before income taxes	642.7	725.3	(82.6)	(11.4%)
Income tax provision	(152.3)	(149.6)	(2.7)	1.8%
Effective tax rate(a)	23.7%	20.6%		310 bps
Net income	$490.4	$575.7	$(85.3)	(14.8%)
Net income per common share:
Basic	$7.19	$7.82	$(0.63)	(8.1%)
Diluted	$7.07	$7.68	$(0.61)	(7.9%)

(a)Effective tax rate is calculated by dividing the income tax provision by income before income taxes.
NM Not meaningful.
Net Revenues.    Net revenues increased by $207.0 million, or 4.4%, to $4.903 billion during the nine months ended December 31, 2022 as compared to the nine months ended December 25, 2021, including unfavorable foreign currency effects of $302.8 million. On a constant currency basis, net revenues increased by $509.8 million, or 10.9%, reflecting growth across all of our reportable segments, despite revenue declines associated with the disposition of our former Club Monaco business at the end of the first quarter of Fiscal 2022 and the transition of our Chaps business to a fully licensed business model during the second quarter of Fiscal 2022.
The following table summarizes the percentage change in our consolidated comparable store sales for the nine months ended December 31, 2022 as compared to the prior fiscal year period:

% Change
Digital commerce	8%
Brick and mortar	9%
Total comparable store sales	8%
Our global average store count increased by 91 stores and concession shops during the nine months ended December 31, 2022 compared with the nine months ended December 25, 2021, driven by new openings primarily in Asia.

Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the comparable prior fiscal year period, are provided below:

	Nine Months Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	December 31, 2022	December 25, 2021	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$2,364.9	$2,293.9	$71.0	$(3.9)	$74.9	3.1%	3.3%
Europe	1,378.4	1,313.3	65.1	(171.1)	236.2	5.0%	18.0%
Asia	1,036.7	940.7	96.0	(127.6)	223.6	10.2%	23.8%
Other non-reportable segments(a)	122.8	147.9	(25.1)	(0.2)	(24.9)	(17.0%)	(16.9%)
Total net revenues	$4,902.8	$4,695.8	$207.0	$(302.8)	$509.8	4.4%	10.9%

(a)Reflects the disposition of our former Club Monaco business at the end of the first quarter of Fiscal 2022.
North America net revenues — Net revenues increased by $71.0 million, or 3.1%, during the nine months ended December 31, 2022 as compared to the nine months ended December 25, 2021. On a constant currency basis, net revenues increased by $74.9 million, or 3.3%.
The $71.0 million increase in North America net revenues was driven by:
•a $42.8 million increase related to our North America retail business. On a constant currency basis, net revenues increased by $45.4 million, reflecting increases of $35.9 million in comparable store sales and $9.5 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our North America retail business:

% Change
Digital commerce	5%
Brick and mortar	2%
Total comparable store sales	2%
•a $28.2 million increase related to our North America wholesale business largely driven by overall stronger consumer demand. This increase was realized despite the transition of our Chaps business to a fully licensed business model during the second quarter of Fiscal 2022 and U.S. customs-related inventory receipt delays during the third quarter of Fiscal 2023.
Europe net revenues — Net revenues increased by $65.1 million, or 5.0%, during the nine months ended December 31, 2022 as compared to the nine months ended December 25, 2021. On a constant currency basis, net revenues increased by $236.2 million, or 18.0%.
The $65.1 million increase in Europe net revenues was driven by:
•a $36.2 million increase related to our Europe wholesale business largely driven by overall stronger consumer demand, coupled with improved timing of inventory receipts and fulfillment of customer orders, all partially offset by unfavorable foreign currency effects of $89.0 million; and
•a $28.9 million increase related to our Europe retail business, inclusive of unfavorable foreign currency effects of $82.1 million. On a constant currency basis, net revenues increased by $111.0 million, reflecting increases of $77.5 million in comparable store sales and $33.5 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Europe retail business:

% Change
Digital commerce	11%
Brick and mortar	16%
Total comparable store sales	14%

Asia net revenues — Net revenues increased by $96.0 million, or 10.2%, during the nine months ended December 31, 2022 as compared to the nine months ended December 25, 2021, despite ongoing COVID-19-related disruptions continuing to sporadically occur throughout the fiscal year period. On a constant currency basis, net revenues increased by $223.6 million, or 23.8%.
The $96.0 million increase in Asia net revenues was driven by:
•a $78.2 million increase related to our Asia retail business, inclusive of unfavorable foreign currency effects of $120.1 million. On a constant currency basis, net revenues increased by $198.3 million, reflecting increases of $116.9 million in comparable store sales and $81.4 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Asia retail business:

% Change
Digital commerce	26%
Brick and mortar	15%
Total comparable store sales	16%
•a $17.8 million increase related to our Asia wholesale business, reflecting increases most notably in South Korea, Australia, and Japan, partially offset by unfavorable foreign currency effects of $7.5 million.
Gross Profit.    Gross profit increased by $33.8 million, or 1.1%, to $3.215 billion for the nine months ended December 31, 2022, including unfavorable foreign currency effects of $276.8 million. Gross profit as a percentage of net revenues declined to 65.6% for the nine months ended December 31, 2022 from 67.8% for the nine months ended December 25, 2021. The 220 basis point decline was primarily driven by inflationary cost pressures, unfavorable foreign currency effects, and higher non-routine inventory charges recorded during the nine months ended December 31, 2022 as compared to the prior fiscal year period, partially offset by improved pricing.
Selling, General, and Administrative Expenses.    SG&A expenses increased by $138.8 million, or 5.8%, to $2.531 billion for the nine months ended December 31, 2022, including favorable foreign currency effects of $135.3 million. SG&A expenses as a percentage of net revenues increased to 51.6% for the nine months ended December 31, 2022 from 50.9% for the nine months ended December 25, 2021. The 70 basis point increase was largely driven by higher marketing and advertising expenses due to a more normalized quarterly cadence of marketing investments compared to the prior fiscal year period.
The $138.8 million increase in SG&A expenses was driven by:

Nine Months Ended December 31, 2022 Compared to Nine Months Ended December 25, 2021
(millions)
SG&A expense category:
Marketing and advertising expenses	$36.6
Compensation-related expenses	29.1
Shipping and handling costs	22.4
Staff-related expenses	20.5
Consulting and professional fees	15.4
Selling-related expenses	13.4
Non-income tax expenses	(11.4)
Other	12.8
Total increase in SG&A expenses	$138.8
Impairment of Assets. During the nine-month periods ended December 31, 2022 and December 25, 2021, we recorded impairment charges of $0.2 million and $19.3 million, respectively, to write-down certain long-lived assets. See Note 7 to the accompanying consolidated financial statements.

Restructuring and Other Charges, Net. During the nine-month periods ended December 31, 2022 and December 25, 2021, we recorded net restructuring charges and benefits of $6.2 million and $4.4 million, respectively, primarily consisting of other cash charges and severance and benefits costs (reversals), as well as other charges of $17.6 million and $7.3 million, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired. Additionally, during the nine-month periods ended December 31, 2022 and December 25, 2021, we recognized income of $3.5 million and $3.1 million, respectively, related to consideration received from Regent in connection with the sale of Club Monaco. See Note 8 to the accompanying consolidated financial statements.
Operating Income.   Operating income decreased by $97.6 million, or 12.8%, to $664.0 million for the nine months ended December 31, 2022, reflecting unfavorable foreign currency effects of $141.5 million. Our operating results during the nine-month periods ended December 31, 2022 and December 25, 2021 were negatively impacted by net restructuring-related charges, impairment of assets, and certain other charges (benefits) totaling $31.3 million and $15.2 million, respectively. Operating income as a percentage of net revenues was 13.5% for the nine months ended December 31, 2022, reflecting a 270 basis point decline from the prior fiscal year period. The decline in operating income as a percentage of net revenues was primarily driven by the decrease in our gross margin and the increase in SG&A expenses as a percentage of net revenues, as well as higher net restructuring-related charges, impairment of assets, and certain other charges (benefits) recorded during the nine months ended December 31, 2022 as compared to the prior fiscal year period, all as previously discussed.
Operating income and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the comparable prior fiscal year period, are provided below:

	Nine Months Ended
	December 31, 2022		December 25, 2021
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$474.8	20.1%	$586.5	25.6%	$(111.7)	(550 bps)
Europe	317.4	23.0%	353.4	26.9%	(36.0)	(390 bps)
Asia	234.2	22.6%	189.4	20.1%	44.8	250 bps
Other non-reportable segments(a)	114.1	93.0%	106.2	71.8%	7.9	2,120 bps
	1,140.5		1,235.5		(95.0)
Unallocated corporate expenses	(456.2)		(465.3)		9.1
Unallocated restructuring and other charges, net	(20.3)		(8.6)		(11.7)
Total operating income	$664.0	13.5%	$761.6	16.2%	$(97.6)	(270 bps)

(a)Reflects the disposition of our Club Monaco business at the end of the first quarter of Fiscal 2022.
North America operating margin declined by 550 basis points, primarily due to the unfavorable impacts of approximately 390 basis points and 70 basis points related to our retail and wholesale businesses, respectively, both largely driven by an increase in SG&A expenses as a percentage of net revenues and a decline in our gross margin. The overall decline in operating margin also reflected the unfavorable impact of 90 basis points attributable to higher non-routine inventory charges recorded during the nine months ended December 31, 2022 as compared to the prior fiscal year period.
Europe operating margin declined by 390 basis points, primarily due to the unfavorable impacts of 360 basis points attributable to foreign currency effects and approximately 130 basis points related to our retail business, primarily driven by a decline in our gross margin. The overall decline in operating margin also reflected the unfavorable impact of 20 basis points attributable to higher non-routine inventory charges recorded during the nine months ended December 25, 2021 as compared to the current fiscal year period. These declines in operating margin were partially offset by the favorable impact of approximately 120 basis points related to our wholesale business, largely attributable to an increase in our gross margin and a decline in SG&A expenses as a percentage of net revenues.
Asia operating margin improved by 250 basis points, primarily due to the favorable impact of approximately 340 basis points related to our retail business, largely driven by a decline in SG&A expenses as a percentage of net revenues and an increase in our gross margin. The overall improvement in operating margin also reflected 10 basis points attributable to lower impairment of assets recorded during the nine months ended December 31, 2022 as compared to the prior fiscal year period, as well as approximately 50 basis points attributable to other factors, most notably favorable channel mix. These increases in operating margin were partially offset by the unfavorable impact of 150 basis points attributable to foreign currency effects.
Unallocated corporate expenses decreased by $9.1 million to $456.2 million during the nine months ended December 31, 2022. The decline in unallocated corporate expenses was due to lower impairment charges of $17.3 million, lower compensation-related expenses of $12.4 million, lower non-income taxes of $10.9 million, and lower other expenses of $6.0 million, partially offset by higher marketing and advertising expenses of $24.0 million and higher consulting fees of $13.5 million.
Unallocated restructuring and other charges, net increased by $11.7 million to $20.3 million during the nine months ended December 31, 2022, as previously discussed above and in Note 8 to the accompanying consolidated financial statements.
Non-operating Income (Expense), Net. During the nine-month periods ended December 31, 2022 and December 25, 2021, we reported non-operating expense, net of $21.3 million and $36.3 million, respectively. The $15.0 million decrease in non-operating expense, net was driven by:
•a $14.4 million increase in interest income, primarily driven by higher interest rates in financial markets; and
•a $7.0 million decrease in interest expense, primarily driven by the lower average level of outstanding debt during the nine months ended December 31, 2022 as compared to the prior fiscal year period resulting from our repayment of the 1.700% Senior Notes that matured on June 15, 2022 (see "Financial Condition and Liquidity — Cash Flows").
These favorable variances were partially offset by an increase in other expense, net of $6.4 million, primarily driven by higher net foreign currency losses during the nine months ended December 31, 2022 as compared to the prior fiscal year period.
Income Tax Provision.    The income tax provision and effective tax rate for the nine months ended December 31, 2022 were $152.3 million and 23.7%, respectively, compared to $149.6 million and 20.6%, respectively, for the nine months ended December 25, 2021. The $2.7 million increase in our income tax provision was driven by a 310 basis point increase in our effective tax rate, partially offset by the decline in our pretax income. The increase in our effective tax rate was primarily due to the absence of prior year deferred tax adjustments for certain deferred tax liabilities and the absence of certain favorable permanent adjustments, partially offset by favorable return to provision adjustments. See Note 9 to the accompanying consolidated financial statements.
Net Income.    Net income decreased to $490.4 million for the nine months ended December 31, 2022, from $575.7 million for the nine months ended December 25, 2021. The $85.3 million decrease in net income was primarily due to the decline in our operating income, partially offset by a decline in non-operating expense, net, both as previously discussed. Our operating results during the nine-month periods ended December 31, 2022 and December 25, 2021 were negatively impacted by net restructuring-related charges, impairment of assets, and certain other charges (benefits) totaling $31.3 million and $15.2 million, respectively, which had an after-tax effect of reducing net income by $24.3 million and $11.8 million, respectively.
Net Income per Diluted Share.    Net income per diluted share decreased to $7.07 for the nine months ended December 31, 2022, from $7.68 for the nine months ended December 25, 2021. The $0.61 per share decrease was driven by the lower level of net income, as previously discussed, partially offset by lower weighted-average diluted shares outstanding during the nine months ended December 31, 2022 driven by our share repurchases during the last twelve months. Net income per diluted share for the nine-month periods ended December 31, 2022 and December 25, 2021 were also negatively impacted by $0.35 per share and $0.15 per share, respectively, attributable to net restructuring-related charges, impairment of assets, and certain other charges (benefits), as previously discussed.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of December 31, 2022 and April 2, 2022:

	December 31, 2022	April 2, 2022	$ Change
	(millions)
Cash and cash equivalents	$1,566.1	$1,863.8	$(297.7)
Short-term investments	131.4	734.6	(603.2)
Current portion of long-term debt(a)	—	(499.8)	499.8
Long-term debt(a)	(1,138.0)	(1,136.5)	(1.5)
Net cash and short-term investments	$559.5	$962.1	$(402.6)
Equity	$2,467.8	$2,536.0	$(68.2)

(a)See Note 10 to the accompanying consolidated financial statements for discussion of the carrying values of our debt.
The decrease in our net cash and short-term investments position at December 31, 2022 as compared to April 2, 2022 was primarily due to our use of cash to support Class A common stock repurchases of $445.8 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to invest in our business through $155.9 million in capital expenditures, and to make dividend payments of $148.8 million, as well as the unfavorable effect of exchange rate changes on our cash, cash equivalents, and restricted cash of $23.2 million, partially offset by operating cash flows of $397.0 million.
The decrease in our equity was attributable to our share repurchase activity and dividends declared during the nine months ended December 31, 2022, partially offset by our comprehensive income and the net impact of stock-based compensation arrangements.
Cash Flows
The following table details our cash flows for the nine-month periods ended December 31, 2022 and December 25, 2021:

	Nine Months Ended
	December 31, 2022	December 25, 2021	$ Change
	(millions)
Net cash provided by operating activities	$397.0	$821.7	$(424.7)
Net cash provided by (used in) investing activities	438.2	(635.8)	1,074.0
Net cash used in financing activities	(1,110.5)	(458.3)	(652.2)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(23.2)	(30.2)	7.0
Net decrease in cash, cash equivalents, and restricted cash	$(298.5)	$(302.6)	$4.1
Net Cash Provided by Operating Activities.    Net cash provided by operating activities was $397.0 million during the nine months ended December 31, 2022, as compared to $821.7 million during the nine months ended December 25, 2021. The $424.7 million net decrease in cash provided by operating activities was due to a net unfavorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period, as well as the decline in net income before non-cash charges.
The net unfavorable change related to our operating assets and liabilities, including our working capital, was primarily driven by:
•a net unfavorable change in our accounts payable and accrued liabilities largely driven by a decrease in our bonus accrual and the timing of cash payments, coupled with an unfavorable change in our dividends payable related to the temporary suspension and subsequent resumption of our quarterly cash dividend program in Fiscal 2022;

•a year-over-year increase in our inventory levels largely to support revenue growth, as well as the impact of earlier receipt timing to mitigate ongoing global supply chain delays; and
•an unfavorable change related to our accounts receivable, largely driven by stronger performance in our wholesale businesses, as well as timing of cash receipts.
These decreases related to our operating assets and liabilities were partially offset by:
•a favorable change related to our income tax receivables and payables largely driven by the timing of cash receipts and payments, respectively.
Net Cash Provided by (Used in) Investing Activities.    Net cash provided by investing activities was $438.2 million during the nine months ended December 31, 2022, as compared to cash used in investing activities of $635.8 million during the nine months ended December 25, 2021. The $1.074 billion net increase in cash provided by investing activities was primarily driven by:
•a $1.119 billion increase in proceeds from sales and maturities of investments, less purchases of investments. During the nine months ended December 31, 2022, we received net proceeds from sales and maturities of investments of $599.3 million, as compared to making net purchases of investments of $520.1 million during the nine months ended December 25, 2021.
This increase in cash provided by investing activities was partially offset by:
•a $42.3 million increase in capital expenditures. During the nine months ended December 31, 2022, we spent $155.9 million on capital expenditures, as compared to $113.6 million during the nine months ended December 25, 2021. Our capital expenditures during the nine months ended December 31, 2022 primarily related to store openings and renovations, as well as enhancements to our information technology systems.
Over the course of Fiscal 2023, we expect to spend approximately $240 million to $250 million on capital expenditures primarily related to store opening and renovations, as well as enhancements to our information technology systems.
Net Cash Used in Financing Activities.    Net cash used in financing activities was $1.111 billion during the nine months ended December 31, 2022, as compared to $458.3 million during the nine months ended December 25, 2021. The $652.2 million net increase in cash used in financing activities was primarily driven by:
•a $500.0 million increase in cash used to repay debt. During the nine months ended December 31, 2022, we repaid our previously outstanding $500.0 million principal amount of unsecured 1.700% senior notes that matured June 15, 2022. On a comparative basis, during the nine months ended December 25, 2021, we did not issue or repay any debt;
•a $105.4 million increase in cash used to repurchase shares of our Class A common stock. During the nine months ended December 31, 2022, we used $411.8 million to repurchase shares of our Class A common stock pursuant to our common stock repurchase program (which had been temporarily paused in connection with the COVID-19 pandemic but subsequently resumed during the third quarter of Fiscal 2022), and an additional $34.0 million in shares of our Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our long-term stock incentive plans. On a comparative basis, during the nine months ended December 25, 2021, we used $300.0 million to repurchase shares of our Class A common stock pursuant to our common stock repurchase program, and an additional $40.4 million in shares of our Class A common stock were surrendered or withheld for taxes; and
•a $47.7 million increase in payments of dividends, due to the reinstatement of our quarterly cash dividend program during Fiscal 2022 after being temporarily suspended at the beginning of the COVID-19 pandemic as a preemptive action to preserve cash and strengthen our liquidity position, as discussed in "Dividends" below, as well as an increase to the quarterly cash dividend per share. Dividends paid amounted to $148.8 million and $101.1 million during the nine-month periods ended December 31, 2022 and December 25, 2021, respectively.

Sources of Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, our available cash and cash equivalents and short-term investments, availability under our credit and overdraft facilities and commercial paper program, and other available financing options.
During the nine months ended December 31, 2022, we generated $397.0 million of net cash flows from our operations. As of December 31, 2022, we had $1.697 billion in cash, cash equivalents, and short-term investments, of which $868.1 million were held by our subsidiaries domiciled outside the U.S. We are not dependent on foreign cash to fund our domestic operations. Undistributed foreign earnings generated on or before December 31, 2017 that were subject to the one-time mandatory transition tax in connection with U.S. tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA") are not considered to be permanently reinvested and may be repatriated to the U.S. in the future with minimal or no additional U.S. taxation. We intend to permanently reinvest undistributed foreign earnings generated after December 31, 2017 that were not subject to the one-time mandatory transition tax. However, if our plans change and we choose to repatriate post-2017 earnings to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.
The following table presents the total availability, borrowings outstanding, and remaining availability under our credit and overdraft facilities and Commercial Paper Program as of December 31, 2022:

	December 31, 2022
Description(a)	Total Availability	Borrowings Outstanding		Remaining Availability
	(millions)
Global Credit Facility and Commercial Paper Program(b)	$500	$9	(c)	$491
Pan-Asia Credit Facilities	37	—		37
Pan-Asia Overdraft Facilities	51	—		51

(a)As defined in Note 10 to the accompanying consolidated financial statements.
(b)Borrowings under the Commercial Paper Program are supported by the Global Credit Facility. Accordingly, we do not expect combined borrowings outstanding under the Commercial Paper Program and the Global Credit Facility to exceed $500 million.
(c)Represents outstanding letters of credit for which we were contingently liable under the Global Credit Facility as of December 31, 2022.
We believe that the Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of December 31, 2022, there were eight financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 20%. In accordance with the terms of the agreement, we have the ability to expand our borrowing availability under the Global Credit Facility to $1 billion through the full term of the facility, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments.
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
The Global Credit Facility contains a number of covenants, as described in Note 10 to the accompanying consolidated financial statements. As of December 31, 2022, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility. The Pan-Asia Borrowing Facilities do not contain any financial covenants.
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
On February 2, 2022, our Board of Directors approved an expansion of our existing common stock repurchase program that allowed us to repurchase up to an additional $1.500 billion of our Class A common stock. As of December 31, 2022, the remaining availability under our Class A common stock repurchase program was approximately $1.217 billion.
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
Given our use of derivative instruments, we are exposed to the risk that the counterparties to such contracts will fail to meet their contractual obligations. To mitigate such counterparty credit risk, it is our policy to only enter into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. Our established policies and procedures for mitigating credit risk include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties, when possible, to further mitigate credit risk. As a result of the above considerations, we do not believe that we are exposed to undue concentration of counterparty risk with respect to our derivative contracts as of December 31, 2022. However, we do have in aggregate $57.1 million of derivative instruments in net asset positions held across eight creditworthy financial institutions.
Foreign Currency Risk Management
We manage our exposure to changes in foreign currency exchange rates using forward foreign currency exchange and cross-currency swap contracts. Refer to Note 12 to the accompanying consolidated financial statements for a summary of the notional amounts and fair values of our outstanding forward foreign currency exchange and cross-currency swap contracts, as well as the impact on earnings and other comprehensive income of such instruments as of December 31, 2022.

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
Cross-Currency Swap Contracts
We periodically designate pay-fixed rate, receive-fixed rate cross-currency swap contracts as hedges of our net investment in certain European subsidiaries. These contracts swap U.S. Dollar-denominated fixed interest rate payments based on the contract's notional amount and the fixed rate of interest payable on certain of our senior notes for Euro-denominated fixed interest rate payments, thereby economically converting a portion of our fixed-rate U.S. Dollar-denominated senior note obligations to fixed rate Euro-denominated obligations.
See Note 3 to the accompanying consolidated financial statements for further discussion of our foreign currency exposures and the types of derivative instruments used to hedge those exposures.
Investment Risk Management
As of December 31, 2022, we had cash and cash equivalents on-hand of $1.566 billion, consisting of deposits in interest bearing accounts, investments in money market deposit accounts, and investments in time deposits with original maturities of 90 days or less. Our other significant investments included $131.4 million of short-term investments, consisting of investments in time deposits with original maturities greater than 90 days.
We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed in Note 3 to the accompanying consolidated financial statements. Our investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in our investment policy. See Note 12 to the accompanying consolidated financial statements for further detail of the composition of our investment portfolio as of December 31, 2022.
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
We carried out an evaluation based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our principal executive and principal financial officers have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.
There has been no change in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
No shares of the Company's Class B common stock were converted into Class A common stock during the three months ended December 31, 2022.
(b)     Not Applicable
(c)Stock Repurchases
The following table sets forth the repurchases of shares of the Company's Class A common stock during the three months ended December 31, 2022:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(a)
					(millions)
October 2, 2022 to October 29, 2022	321,151		$87.06	321,151	$1,217
October 30, 2022 to December 3, 2022	—		—	—	1,217
December 4, 2022 to December 31, 2022	4,689	(b)	105.45	—	1,217
	325,840			321,151

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

Date: February 9, 2023

