Form 10-K
period 2023-04-01
RALPH LAUREN CORP
filed 2023-05-25
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended April 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).          Yes ☐ No ☑
The aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant was approximately $3.462 billion as of September 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter based on the closing price of the common stock on the New York Stock Exchange.
At May 19, 2023, 40,523,457 shares of the registrant's Class A common stock, $.01 par value and 24,881,276 shares of the registrant's Class B common stock, $.01 par value were outstanding.
Part III incorporates by reference information from certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended April 1, 2023.

RALPH LAUREN CORPORATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Various statements in this Form 10-K or incorporated by reference into this Form 10-K, in future filings by us with the Securities and Exchange Commission (the "SEC"), in our press releases, and in oral statements made from time to time by representatives of the Company, may contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding our current expectations about the Company's future operating results and financial condition, the implementation and results of our strategic plans and initiatives, store openings and closings, capital expenses, our plans regarding our quarterly cash dividend and Class A common stock repurchase programs, and our ability to meet environmental, social, and governance goals. Forward-looking statements are based on current expectations and are indicated by words or phrases such as "aim," "anticipate," "outlook," "estimate," "ensure," "commit," "expect," "project," "believe," "envision," "goal," "target," "can," "will," and similar words or phrases. These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed in or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others:
•the loss of key personnel, including Mr. Ralph Lauren, or other changes in our executive and senior management team or to our operating structure, including any potential changes resulting from the execution of our long-term growth strategy, and our ability to effectively transfer knowledge and maintain adequate controls and procedures during periods of transition;
•the potential impact to our business resulting from inflationary pressures, including increases in the costs of raw materials, transportation, wages, healthcare, and other benefit-related costs;
•the impact of economic, political, and other conditions on us, our customers, suppliers, vendors, and lenders, including potential business disruptions related to the war between Russia and Ukraine, civil and political unrest, diplomatic tensions between the U.S. and other countries, rising interest rates, and recent bank failures, among other factors described herein;
•the potential impact to our business resulting from supply chain disruptions, including those caused by capacity constraints, closed factories and/or labor shortages (stemming from pandemic diseases, labor disputes, strikes, or otherwise), scarcity of raw materials, port congestion, and scrutiny or detention of goods produced in certain territories resulting from laws, regulations, or trade restrictions, such as those imposed by the Uyghur Forced Labor Prevention Act ("UFLPA") or the Countering America's Adversaries Through Sanctions Act ("CAATSA"), which could result in shipment approval delays leading to inventory shortages and lost sales;
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
In this Form 10-K, references to "Ralph Lauren," "ourselves," "we," "our," "us," and the "Company" refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. Due to the collaborative and ongoing nature of our relationships with our licensees, such licensees are sometimes referred to in this Form 10-K as "licensing alliances." Our fiscal year ends on the Saturday immediately before or after March 31. All references to "Fiscal 2024" represent the 52-week fiscal year ending March 30, 2024. All references to "Fiscal 2023" represent the 52-week fiscal year ended April 1, 2023. All references to "Fiscal 2022" represent the 53-week fiscal year ended April 2, 2022. All references to "Fiscal 2021" represent the 52-week fiscal year ended March 27, 2021.
PART I
Item 1.    Business.
General
Founded in 1967 by Mr. Ralph Lauren, we are a global leader in the design, marketing, and distribution of luxury lifestyle products, including apparel, footwear & accessories, home, fragrances, and hospitality. For more than 50 years, Ralph Lauren has sought to inspire the dream of a better life through authenticity and timeless style. Our long-standing reputation and distinctive image have been developed across a wide range of products, brands, distribution channels, and international markets. We believe that our global reach, breadth of lifestyle product offerings, and multi-channel distribution network are unique among luxury and apparel companies.
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
Our global reach is extensive, as we sell directly to customers throughout the world via our 553 retail stores and 722 concession-based shop-within-shops, as well as through our own digital commerce sites and those of various third-party digital partners. Merchandise is also available through our wholesale distribution channels at over 9,000 doors worldwide, the majority in specialty stores, as well as through the digital commerce sites of many of our wholesale customers. In addition to our directly-operated stores and shops, our international licensing partners operate 182 stores and shops.
We have been controlled by the Lauren family since the founding of our Company. As of April 1, 2023, Mr. R. Lauren, or entities controlled by the Lauren family, held approximately 86% of the voting power of the Company's outstanding common stock.
Objectives and Opportunities
Our purpose is to inspire the dream of a better life through authenticity and timeless style. We believe that our size and the global scope of our operations provide us with design, sourcing, and distribution synergies across our business. Our core strengths include a portfolio of luxury lifestyle products spanning five categories: apparel, footwear & accessories, home, fragrances, and hospitality; a well-diversified global multi-channel distribution network; an investment philosophy supported by a strong balance sheet; and an experienced management team. Despite the various risks and uncertainties associated with the current global economic environment, as discussed further in Item 7 — "Management's Discussion and Analysis of Financial Condition and Results of Operations — Global Economic Conditions and Industry Trends," we believe our core strengths will allow us to effectively execute our long-term growth strategy.
An overview of our long-term growth strategy is presented below:

Next Great Chapter: *Accelerate*

OUR PURPOSE

THE RALPH LAUREN WAY

Love what you do, be passionate, work hard, embrace individuality, work together, take risks, do the right thing, stand up for what you believe in, aspire to the best.

CULTURAL FOCUS AREAS

- EMPOWERMENT WITH PERSONAL ACCOUNTABILITY
- ONE TEAM FOCUSED ON THE CONSUMER
- STRAIGHT TALK
- FOCUSED ON WHAT MATTERS MOST
- SPIRIT OF INNOVATION
- EMBRACE ALL VOICES

OUR AMBITION

We will be a Leading Luxury Lifestyle Company.

STRATEGIC GROWTH DRIVERS

- Elevate and energize the brand
- Drive the core and expand for more
- Win in key cities with our consumer ecosystem

ENABLERS

- Our people and culture
- Best-in-class digital technology and analytics
- Superior operational capabilities
- A powerful balance sheet
- Leadership in Citizenship and Sustainability

Global Citizenship and Sustainability
Since our founding, we have believed in creating things that are timeless — that last and never go out of style. Our iconic products are created to be worn, loved and passed on through generations. This ethos of timelessness extends beyond our products to the lives, communities and material resources our business intersects. "Timeless by Design" is how we apply our Company's Purpose, to inspire the dream of a better life through authenticity and timeless style, to our approach to citizenship and sustainability. We live this commitment through three key pillars:
1.Create with Intent
•Integrated Circularity — We are committed to designing products with circularity in mind, connecting consumers to opportunities for rental, repair and recirculation in select top cities and investing in scalable innovation.
•Sustainable Materials — We are committed to using materials in ways that reduce environmental impact, protect biodiversity and animal welfare, support livelihoods, and improve the traceability of raw materials.
•Responsible Design — We commit to embedding environmental and cultural sustainability, inclusivity, and celebration into the products we design and stories we tell.
•Responsible Sourcing — We seek to work with partners who share our values and our commitment to conduct business with social and environmental integrity at heart.
2.Protect the Environment
•Climate — We commit to playing our part to address the climate crisis by reducing greenhouse gas emissions across our supply chain to a level consistent with reaching global net zero emissions.
•Water Stewardship — We commit to reducing water consumption across our value chain and to safeguarding and preserving water resources in our communities.
•Waste Management — We commit to integrating zero-waste principles across our business, focusing on reducing waste at its source and diverting waste from landfill through increased recycling, reuse, and other methods.
•Chemical Management — As we monitor and reduce hazardous chemical use and discharge, our ultimate goal is to eliminate all hazardous chemicals from our product manufacturing.
•Biodiversity — We are committed to leveraging science to build an in-depth understanding of our current impacts on biodiversity; identifying ways to avoid new negative impacts and reduce existing ones where possible; developing strategies to restore and regenerate ecosystems; and identifying opportunities to engage in transformative, systems-level efforts to address drivers of nature loss.
3.Champion Better Lives
•Diversity, Equity, and Inclusion — Our purpose to inspire the dream of a better life drives us to create a culture of diversity, equity, inclusion, and belonging inside our Company and throughout our communities.
•Employee Well-being — We are dedicated to supporting the physical, emotional, social, and financial needs of our employees and their families to help them thrive. We focus on employee wellness, engagement, learning and development, and compensation and benefits.
•Community Engagement and Philanthropy — We seek to make the dream of a better life a reality in communities across the globe through contributions and actions that create positive social and environmental impact.
•Rights and Empowerment in the Supply Chain — We are committed to conducting our global operations ethically with respect for the dignity of all people who make our products. Our approach aims to create a positive impact in the lives of factory workers and their families.

Additional information relating to Timeless by Design can be found in our annual sustainability report, which is available at our website at http://investor.ralphlauren.com under the caption "Global Citizenship & Sustainability Report." Our 2023 Global Citizenship & Sustainability Report is expected to be published in June 2023. The content of our sustainability reports is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC. See Item 1A — "Risk Factors — Risks Related to Environmental, Social, and Governance Issues."
Recent Developments
COVID-19 Pandemic
Beginning in the fourth quarter of our fiscal year ended March 28, 2020 ("Fiscal 2020"), a novel strain of coronavirus commonly referred to as COVID-19 emerged and spread rapidly across the globe, including throughout all major geographies in which we operate, resulting in widespread adverse economic conditions and business disruptions. Since then, governments worldwide have periodically imposed preventative and protective actions, such as temporary travel bans, forced business closures, and stay-at-home orders, all in an effort to reduce the spread of the virus. Such actions have negatively impacted retail traffic, tourism, and consumer spending on discretionary items to varying degrees over the course of the pandemic.
As a result of the COVID-19 pandemic, we have experienced varying degrees of business disruptions and periods of closure of our stores, distribution centers, and corporate facilities, as have our wholesale customers, licensing partners, suppliers, and vendors. During the first quarter of Fiscal 2021 at the peak of the pandemic, the majority of our stores in key markets were closed for an average of 8 to 10 weeks due to government-mandated lockdowns and other restrictions, resulting in significant adverse impacts to our operating results. Resurgences and outbreaks in certain parts of the world resulted in further business disruptions periodically throughout Fiscal 2021, most notably in Europe where a significant number of our stores were closed for approximately 2 to 3 months during the second half of Fiscal 2021, including during the holiday period, due to government-mandated lockdowns and other restrictions. Such disruptions continued throughout Fiscal 2022 and Fiscal 2023 in certain regions, although to a lesser extent than Fiscal 2021. Further, throughout the course of the pandemic, the majority of our stores that were able to remain open have periodically been subject to limited operating hours and/or customer capacity levels in accordance with local health guidelines, with traffic remaining challenged. However, our digital commerce operations have grown significantly from pre-pandemic levels, due in part to our investments and enhanced capabilities, as well as changes in consumer shopping preferences.
The COVID-19 pandemic also adversely impacted our distribution, logistic, and sourcing partners, including temporary factory closures, labor shortages, vessel, container and other transportation shortages, and port congestion. Such disruptions resulted in periods of reduced availability of inventory, delayed timing of inventory receipts, and increased costs for both the purchase and transportation of such inventory, most notably during Fiscal 2022 and the first half of Fiscal 2023.
The pandemic continues to evolve, with resurgences and outbreaks occurring in certain parts of the world during Fiscal 2023, including those resulting from variants of the virus. While the impact of these disruptions has generally been less significant than those experienced in Fiscal 2021 and Fiscal 2022, we cannot predict for how long and to what extent the pandemic may continue to impact our business operations, the global supply chain, or the overall global economy.
See Item 1A — "Risk Factors — Risks Related to Macroeconomic Conditions — Infectious disease outbreaks, such as the COVID-19 pandemic, could have a material adverse effect on our business" for additional discussion regarding risks to our business associated with the COVID-19 pandemic.
Fiscal 2021 Strategic Realignment Plan
We have undertaken efforts to realign our resources to support future growth and profitability, and to create a sustainable, enhanced cost structure. The key initiatives underlying these efforts involved evaluation of our: (i) team organizational structures and ways of working; (ii) real estate footprint and related costs across our corporate offices, distribution centers, and direct-to-consumer retail and wholesale doors; and (iii) brand portfolio.
In connection with the first initiative, on September 17, 2020, our Board of Directors approved a restructuring plan (the "Fiscal 2021 Strategic Realignment Plan") to reduce our global workforce. Additionally, during a preliminary review of our store portfolio during the second quarter of Fiscal 2021, we decided to close our Polo store on Regent Street in London.
Shortly thereafter, on October 29, 2020, we announced the planned transition of our Chaps brand to a fully licensed business model, consistent with our long-term brand elevation strategy and in connection with our third initiative. Specifically, we entered into a multi-year licensing partnership, which took effect on August 1, 2021 following a transition period, with an affiliate of 5 Star Apparel LLC, a division of the OVED Group, to manufacture, market, and distribute Chaps menswear and womenswear. The products are being sold at existing channels of distribution with opportunities for expansion into additional channels and markets globally. This agreement created incremental value for the Company by enabling an even greater focus on elevating our core brands in the marketplace, reducing our direct exposure to the North America department store channel, and setting up Chaps to deliver on its potential with an experienced partner that is focused on nurturing the brand.
Later, on February 3, 2021, our Board of Directors approved additional actions related to our real estate initiative. Specifically, we further rightsized and consolidated our global corporate offices to better align with our organizational profile and new ways of working. We also closed certain of our stores to improve overall profitability. Additionally, we further consolidated our North America distribution centers in order to drive greater efficiencies, improve sustainability, and deliver a better consumer experience.
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
In connection with the Fiscal 2021 Strategic Realignment Plan, we have recorded cumulative pre-tax charges of $281.8 million since its inception, of which $19.7 million, $25.3 million, and $236.8 million were recorded during Fiscal 2023, Fiscal 2022, and Fiscal 2021, respectively. Actions associated with the Fiscal 2021 Strategic Realignment Plan are now complete and are expected to result in gross annualized pre-tax expense savings of approximately $200 million, a portion of which is being reinvested into the business.
See Note 9 to our accompanying consolidated financial statements for additional discussion regarding charges recorded in connection with the Fiscal 2021 Strategic Restructuring Plan.
Our Brands and Products
Our products, which include apparel, footwear & accessories, and fragrance collections for men and women, as well as childrenswear and home, together with our hospitality portfolio, comprise one of the most widely recognized families of consumer brands. Reflecting a distinctive American perspective, we have been an innovator in aspirational lifestyle branding and believe that, under the direction of internationally renowned designer Mr. Ralph Lauren, we have had a considerable influence on the way people dress and the way that fashion is advertised throughout the world.
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
•Footwear & Accessories — Our range of footwear & accessories encompasses men's, women's, and children's, including casual shoes, dress shoes, boots, sneakers, sandals, eyewear, watches, fashion and fine jewelry, scarves, hats, gloves, umbrellas, and leather goods, including handbags, luggage, small leather goods, and belts, which are sold under our Ralph Lauren Collection, Ralph Lauren Purple Label, Double RL, Polo Ralph Lauren, Lauren Ralph Lauren, Polo Ralph Lauren Children, and Chaps brands.
•Fragrance — Our fragrance offerings capture the essence of Ralph Lauren's men's and women's brands with numerous labels, designed to appeal to a variety of audiences. Women's fragrance products are sold under our Ralph Lauren Collection, Woman by Ralph Lauren, Romance Collection, and Ralph Collection. Men's fragrance products are sold under our Polo Blue, Ralph's Club, Purple Label, Polo Red, Polo Green, Polo Black, Safari, Polo Sport, and Big Pony Men's brands. During Fiscal 2023, we introduced Polo Earth, a gender-neutral fragrance designed with sustainability in mind, made of 97% natural-origin ingredients.

•Home — Our home collections, which are sold under our Ralph Lauren, Polo, Lauren by Ralph Lauren, and Chaps brands, reflect the spirit of the Ralph Lauren lifestyle. Our range of home products includes bed and bath lines, furniture, fabric and wallcoverings, lighting, tabletop, kitchen linens, floor coverings, and giftware.
•Hospitality — Continuing to engage our consumers with experiential and unique expressions of the brand, our hospitality portfolio is a natural extension of the World of Ralph Lauren as expressed through the culinary arts. Ralph Lauren's global hospitality collection is comprised of our restaurants including The Polo Bar in New York City, RL Restaurant located in Chicago, Ralph's located in Paris, The Bar at Ralph Lauren located in Milan, and our Ralph's Coffee concept in various cities around the world. During Fiscal 2023, we opened our first restaurant in the Asia Pacific region, Ralph's Bar in Chengdu, China.
Our lifestyle brand image is reinforced by our distribution through our stores and concession-based shop-within-shops, our wholesale channels of distribution, our global digital commerce sites, and our Ralph Lauren restaurants and cafés. We sell our products under the following key brand platforms:
1.Ralph Lauren Luxury — Our Luxury group includes:
Ralph Lauren Collection and Ralph Lauren Purple Label. Ralph Lauren Collection embodies the highest expression of chic, feminine glamour. Each piece is inspired by a vision of timeless luxury and modern elegance and is crafted with unparalleled passion and artistry. For men, Ralph Lauren Purple Label is the ultimate expression of luxury for the modern gentleman. Refined suitings are hand-tailored, including custom made-to-measure suits crafted in the time-honored traditions of Savile Row. Purple Label's sophisticated sportswear is designed with a meticulous attention to detail, capturing the elegance and ease of Ralph Lauren's signature, timeless style. Ralph Lauren Collection and Ralph Lauren Purple Label are made in Italy with the utmost attention to detail and quality and are available in select Ralph Lauren stores around the world, an exclusive selection of the finest specialty stores, and online at our Ralph Lauren digital commerce sites, including RalphLauren.com.
Double RL. Named after Ralph Lauren's working cattle ranch in Colorado, Double RL is a tribute to America's pioneering spirit and tradition of rugged independence. The foundation of Double RL lies in timeless wardrobe staples for men and women, including authentic American made selvedge denim, military-grade chinos, tube-knit t-shirts, thermals, and flannels. Beyond these iconic styles are added seasonal vintage-inspired collections, along with a full collection of footwear & accessories, including quality belts, bags, and leather goods. Double RL is available at Double RL stores, at select Ralph Lauren stores, and an exclusive selection of the finest specialty stores around the world, as well as online at our Ralph Lauren digital commerce sites, including RalphLauren.com.
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
Ralph Lauren Watches and Jewelry. We offer a premier collection of Swiss-made timepieces, which embody Ralph Lauren's passion for impeccable quality and exquisite design. We also offer premium collections of jewelry, which capture the glamour and craftsmanship of Ralph Lauren's most luxurious designs, from everyday collections to the most refined and precious materials. Ralph Lauren watches and jewelry are available online at RalphLauren.com, at select Ralph Lauren stores, and a few of the finest watch and jewelry retailers around the world.
2.Polo Ralph Lauren — The Polo Ralph Lauren group includes:
Polo Ralph Lauren. Men's Polo combines Ivy League classics and time-honored English haberdashery with downtown styles and all-American sporting looks in sportswear and tailored clothing. Women's Polo represents the epitome of classic and iconic American style with a modern and cool twist. Polo's signature aesthetic includes our renowned polo player logo. Polo Sport reflects the active lifestyle and youthful energy of Polo’s sporting roots through Men's and Women's activewear. Men's and Women's Polo apparel and footwear & accessories are available in Polo and Ralph Lauren stores around the world, better department and specialty stores, and online at our Ralph Lauren digital commerce sites, including RalphLauren.com.

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
RLX Ralph Lauren. RLX is the leading edge of Ralph Lauren's performance and activewear. Comprised of functional apparel that address the performance needs of a modern active lifestyle, RLX includes men's and women's apparel and accessories that represent Ralph Lauren's belief that things that are purposefully designed and made of the highest quality achieve a timeless elegance.
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
3.Lauren Ralph Lauren — Our Lauren group includes:
Lauren Ralph Lauren. Lauren for women combines aspirational timeless style with modern femininity in a lifestyle collection of sportswear, denim, and dresses, as well as footwear & accessories. Lauren for women is available in select department stores around the world and online at select digital commerce sites, including RalphLauren.com. Lauren for men offers a complete collection of men's tailored clothing, including suits, sport coats, dress shirts, dress pants, tuxedos, topcoats, and ties at a more accessible price point. Lauren for men is available at select department stores in North America and Europe.
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

Our Segments
We organize our business into the following three reportable segments:
•North America — Our North America segment, representing approximately 47% of our Fiscal 2023 net revenues, primarily consists of sales of our Ralph Lauren branded apparel, footwear & accessories, home, and related products made through our retail and wholesale businesses primarily in the U.S. and Canada. In North America, our retail business is primarily comprised of our Ralph Lauren stores, our outlet stores, and our digital commerce site, www.RalphLauren.com. Our wholesale business in North America is comprised primarily of sales to department stores and, to a lesser extent, specialty stores.
•Europe — Our Europe segment, representing approximately 29% of our Fiscal 2023 net revenues, primarily consists of sales of our Ralph Lauren branded apparel, footwear & accessories, home, and related products made through our retail and wholesale businesses in Europe and emerging markets. In Europe, our retail business is primarily comprised of our Ralph Lauren stores, our outlet stores, our concession-based shop-within-shops, and our various digital commerce sites. Our wholesale business in Europe is comprised primarily of a varying mix of sales to both department stores and specialty stores, depending on the country, as well as to various third-party digital partners.
•Asia — Our Asia segment, representing approximately 22% of our Fiscal 2023 net revenues, primarily consists of sales of our Ralph Lauren branded apparel, footwear & accessories, home, and related products made through our retail and wholesale businesses in Asia, Australia, and New Zealand. Our retail business in Asia is primarily comprised of our Ralph Lauren stores, our outlet stores, our concession-based shop-within-shops, and our various digital commerce sites. In addition, we sell our products online through various third-party digital partner commerce sites. Our wholesale business in Asia is comprised primarily of sales to department stores, with related products distributed through shop-within-shops.
No operating segments were aggregated to form our reportable segments. In addition to these reportable segments, we also have other non-reportable segments, representing approximately 2% of our Fiscal 2023 net revenues, which primarily consist of Ralph Lauren and Chaps branded royalty revenues earned through our global licensing alliances. In addition, prior to its disposition at the end of our first quarter of Fiscal 2022, our other non-reportable segments also included sales of Club Monaco branded products made through our retail and wholesale businesses in the U.S., Canada, and Europe, and our licensing alliances in Asia. Refer to "Recent Developments" for additional discussion regarding the disposition of our former Club Monaco business, as well as the transition of our Chaps business to a fully licensed business model.
This segment structure is consistent with how we establish our overall business strategy, allocate resources, and assess performance of our Company.
Approximately 53% of our Fiscal 2023 net revenues were earned outside of the U.S. See Note 20 to the accompanying consolidated financial statements for a summary of net revenues and operating income by segment, as well as net revenues and long-lived assets by geographic location.
Our Retail Business
Our retail business sells directly to customers throughout the world via our 553 retail stores and 722 concession-based shop-within-shops, totaling approximately 4.1 million and 0.7 million square feet, respectively, as well as through our own digital commerce sites and those of various third-party digital partners. We operate our business using a global omni-channel retailing strategy that seeks to deliver an integrated shopping experience with a consistent message of our brands and products to our customers, regardless of whether they are shopping for our products in physical stores or online. We also continue to scale and expand our Connected Retail capabilities to enhance the consumer experience, which now include virtual selling appointments, Buy Online-Ship from Store, Buy Online-Pick Up in Store, and mobile checkout and contactless payments, among other capabilities.
Ralph Lauren Stores
Our Ralph Lauren stores feature a broad range of apparel, footwear & accessories, watch and jewelry, fragrance, and home product assortments in an atmosphere reflecting the distinctive attitude and image of the Ralph Lauren, Polo, and Double RL brands, including exclusive merchandise that is not sold in department stores. During Fiscal 2023, we opened 44 new Ralph

Lauren stores and closed 10 stores. Our Ralph Lauren stores are primarily situated in major upscale street locations and upscale regional malls, generally in large urban markets.
The following table presents the number of Ralph Lauren stores by segment as of April 1, 2023:

Ralph Lauren Stores
North America	48
Europe	43
Asia	118
Total	209
Our 9 flagship Ralph Lauren regional store locations showcase our iconic styles and products and demonstrate our most refined merchandising techniques. In addition to generating sales of our products, our worldwide Ralph Lauren stores establish, reinforce, and capitalize on the image of our brands. Our Ralph Lauren stores range in size from approximately 500 to 37,900 square feet.
Outlet Stores
We extend our reach to additional consumer groups through our outlet stores worldwide, which are principally located in major outlet centers. Our worldwide outlet stores offer selections of our apparel, footwear & accessories, and fragrances. In addition to these product offerings, certain of our worldwide outlet stores offer watches and home product assortments. During Fiscal 2023, we opened 28 new outlet stores and closed 13 stores.
The following table presents the number of outlet stores by segment as of April 1, 2023:

Outlet Stores
North America	189
Europe	61
Asia	94
Total	344
Our outlet stores range in size from approximately 1,000 to 28,300 square feet. Outlet stores obtain products from our suppliers, our product licensing partners, and our other retail stores and digital commerce operations, and also serve as a secondary distribution channel for our excess and out-of-season products.
Concession-based Shop-within-Shops
The terms of trade for shop-within-shops are largely conducted on a concession basis, whereby inventory continues to be owned by us (not the department store) until ultimate sale to the end consumer. The salespeople involved in the sales transactions are generally our employees and not those of the department store.
The following table presents the number of concession-based shop-within-shops by segment as of April 1, 2023:

Concession-based Shop-within-Shops
North America	1
Europe	29
Asia	692
Total(a)	722

(a)     Our concession-based shop-within-shops were located at approximately 315 retail locations.
The size of our concession-based shop-within-shops ranges from approximately 100 to 4,700 square feet. We may share in the cost of building out certain of these shop-within-shops with our department store partners.

Directly-Operated Digital Commerce Websites
In addition to our stores, our retail business sells products online in North America, Europe, and Asia through our various directly-operated digital commerce sites, which include www.RalphLauren.com, among others. We continue to expand accessibility to our digital flagships globally while localizing language, currencies, payment methods, product assortments, and content. We also sell our products online through various third-party digital partner commerce sites, primarily in Asia, as well as through our mobile app in North America.
Our Ralph Lauren digital commerce sites offer our customers access to a broad array of Ralph Lauren, Polo, Lauren, and Double RL apparel, footwear & accessories, watch and jewelry, fragrance, and home product assortments, and reinforce the luxury image of our brands. While investing in digital commerce operations remains a primary focus, it is an extension of our investment in the integrated omni-channel strategy used to operate our overall retail business, in which our digital commerce operations are interdependent with our physical stores.
Our Wholesale Business
Our wholesale business sells our products globally primarily to major department stores, specialty stores, and golf and pro shops, as well as to various third-party digital partners. We have continued to focus on elevating our brand by improving in-store product assortment and presentation, as well as full-price sell-throughs to consumers. As of the end of Fiscal 2023, our wholesale products were sold through over 9,000 doors worldwide, with the majority in specialty stores. Our products are also increasingly being sold through the digital commerce sites of many of our traditional wholesale customers and our third-party digital partners.
The primary product offerings sold through our wholesale channels of distribution include apparel, footwear & accessories, and home product assortments. Our luxury brands, including Ralph Lauren Collection and Ralph Lauren Purple Label, are distributed worldwide through a limited number of premier fashion retailers. In North America, our wholesale business is comprised primarily of sales to department stores, and to a lesser extent, specialty stores. In Europe, our wholesale business is comprised primarily of a varying mix of sales to both department stores and specialty stores, depending on the country, as well as to various third-party digital partners. In Asia, our wholesale business is comprised primarily of sales to department stores, with related products distributed through shop-within-shops. We also distribute our wholesale products to certain licensed stores operated by our partners in Latin America, Asia, Europe, and the Middle East.
We sell most of our excess and out-of-season products through secondary distribution channels worldwide, including our retail outlet stores.
Worldwide Wholesale Distribution Channels
The following table presents by segment the number of wholesale doors in our primary channels of distribution as of April 1, 2023:

Doors
North America	3,324
Europe	5,339
Asia	612
Total	9,275
In addition to our conventional wholesale doors, our products are increasingly being sold through the websites of many of our traditional wholesale customers, as well as those of our third-party digital partners. As of April 1, 2023, our wholesale business served approximately 100 third-party digital partners, primarily in Europe.
We have three key wholesale customers that generate significant sales volume. During Fiscal 2023, sales to our three largest wholesale customers accounted for approximately 16% of our total net revenues. Substantially all sales to our three largest wholesale customers related to our North America segment.
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
The following table presents by segment the number of shop-within-shops in our primary channels of distribution as of April 1, 2023:

Shop-within-Shops
North America	7,060
Europe	6,739
Asia	893
Total	14,692
The size of our shop-within-shops ranges from approximately 80 to 9,200 square feet. Shop-within-shop fixed assets primarily include items such as customized freestanding fixtures, wall cases and components, decorative items, and flooring. We normally share in the cost of building out these shop-within-shops with our wholesale customers.
Replenishment Program.    Core products such as knit shirts, chino pants, oxford cloth shirts, select footwear & accessories, and home products can be ordered by our wholesale customers at any time through our replenishment program. We generally ship these products within two to five days of order receipt.
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
Product Licensing
We grant our product licensees the right to access our various trademarks in connection with the licensees' manufacture and sale of designated products, such as certain apparel, eyewear, fragrances, and home furnishings. Each product licensing partner pays us royalties based upon its sales of our products, generally subject to a minimum royalty requirement for the right to use our trademarks and design services. In addition, our licensing partners may be required to allocate a portion of their revenues to advertising our products and sharing in the creative costs associated with these products. Larger allocations typically are required in connection with launches of new products or in new territories. Our license agreements generally have three to five-year terms and may grant the licensees conditional renewal options.
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

The following table lists our largest licensing agreements as of April 1, 2023 for the product categories presented. Except as noted in the table, these product licenses cover North America only.

Category	Licensed Products	Licensing Partners
Men's Apparel	Underwear and Sleepwear	Hanesbrands, Inc. (includes Japan)
	Lauren, Ralph, and Chaps Tailored Clothing	Peerless Clothing International, Inc.
	Chaps	5 Star Apparel LLC (includes South America and South Korea)

Women's Apparel	Outerwear	S. Rothschild & Co., Inc.
	Sleepwear	Charles Komar and Sons, Inc. (includes Europe and the Middle East)
	Intimates and Sleepwear	Delta Galil (global)
	Chaps	5 Star Apparel LLC (includes South America and South Korea)

Beauty Products	Fragrances, Cosmetics, and Skin Care	L'Oreal S.A. (global)

Footwear	Men's and Women's Slippers and Children's Footwear	BBC International LLC (global)

Accessories	Eyewear	Luxottica Group S.p.A. (global)
	Socks and Hosiery	Renfro Corporation

Home	Utility and Blankets	Hollander Sleep & Decor
	Lighting	Visual Comfort of America LLC (global)
International Licensing
Our international licensing partners acquire the right to sell, promote, market, and/or distribute various categories of our products in a given geographic area and source products from us, our product licensing partners, and/or independent sources. International licensees' rights may include the right to own and operate retail stores. As of April 1, 2023, our international licensing partners operated 182 stores and shops.
Digital Ecosystem
Investing in our digital ecosystem remains a primary focus and is a key component of our integrated global omni-channel strategy that spans across owned and partnered channels, both physical and digital. Our digital ecosystem is comprised of directly-operated platforms, wholesale partner websites, third-party digital pure players, social commerce, and virtual economy platforms.
Our directly-operated digital commerce sites represent our digital flagships, featuring the most elevated expression of our brands. The strategy for our digital flagships is to deliver distinct and immersive brand experiences, continuously enhance consumer experience, and develop digital content that drives deeper consumer engagement and conversion. We have launched RalphLauren.com flagships across many new markets and introduced additional languages and payment methods globally. We continue to enhance consumer experiences and engagement with greater personalization, enhanced content, and augmented and virtual reality on our digital flagships and Ralph Lauren app. In connection with our long-term growth strategy, we also continue to scale and expand our Connected Retail capabilities to enhance the consumer experience and leverage inventory across direct-to-consumer channels with abilities such as same-day delivery which was launched in Fiscal 2023.
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
Our Ralph Lauren products are designed by, and under the direction of, Mr. Ralph Lauren and our design teams. We form design teams around our brands and product categories to develop concepts, themes, and products for each brand and category. Through close collaboration with merchandising, sales, and product management staff, these teams support all of our businesses in order to gain market information and other valuable input.
Marketing and Advertising
Our marketing and advertising programs communicate the themes and images of our brands and are integral to the success of our product offerings. The majority of our advertising programs are created and executed by our in-house creative and advertising agency to ensure consistency of presentation, which are complemented by our marketing experts in each region who help to execute our international strategies.
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
Our digital advertising programs focus on high impact and innovative digital media outlets, which allow us to convey our key brand messages and lifestyle positioning. We also develop digital editorial initiatives that allow for deeper education and engagement around the Ralph Lauren lifestyle. We deploy these marketing and advertising initiatives through online, mobile, video, email, and social media. Our digital commerce sites present the Ralph Lauren lifestyle online, while offering a broad array of our apparel, footwear & accessories, home, fragrances, and hospitality product lines.
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
We also conduct a variety of public relations activities. For example, we typically introduce each of our spring and fall menswear and womenswear collections at press presentations in major cities such as New York City and Milan. Additionally, in October 2022, we held our first-ever West Coast fashion show, featuring our multi-brand, multi-gender ode to California Dreaming. Such fashion events, in addition to celebrity dressing occasions, including those related to red carpet events, weddings, and major sporting events, and events hosted in our stores and restaurants, including The Polo Bar in New York City, generate extensive domestic and international media and social coverage.
We are the official outfitter for all on-court officials at the Wimbledon, U.S. Open, and Australian Open tennis tournaments. These tournaments provide worldwide exposure for our brand in a relevant lifestyle environment. We also continue to be the exclusive Official Parade Outfitter for the U.S. Olympic and Paralympic Teams, with the right to manufacture, distribute, advertise, promote, and sell products in the U.S. which replicate the Parade Outfits and associated leisure wear. Most recently, we dressed Team U.S.A. for the Winter Olympic Games in Beijing, China in 2022, and we will be dressing the team for the upcoming Summer Olympic Games in Paris, France in 2024, Winter Olympic Games in Milan, Italy in 2026, and Summer Olympic Games in Los Angeles, U.S. in 2028. As part of our involvement with Team U.S.A., we have established a partnership with athletes serving as brand ambassadors and as the faces of our advertising, marketing, and public relations campaigns. We are also the official apparel outfitter for the Professional Golfers' Association ("PGA") of America, the PGA Championship, the U.S. Golf Association, and the U.S. Ryder Cup Team, as well as a partner of the American Junior Golf Association. We sponsor a roster of professional golfers, including Billy Horschel, Andrea Lee, Doc Redman, Lilia Vu, Trevor Werbylo, Devon Bling, Nick Watney, Smylie Kaufman, Tom Watson, Davis Love III, and Jonathan Byrd.
We believe our partnerships with such prestigious global athletic events reinforce our brand's sporting heritage in a truly authentic way and serve to connect our Company and brands to our consumers through their individual areas of passion.
Sourcing, Production and Quality
We contract for the manufacture of our products and do not own or operate any production facilities. Over 300 different manufacturers worldwide produce our apparel, footwear & accessories, and home products, with no one manufacturer providing more than 4% of our total production during Fiscal 2023. We source both finished products and raw materials. Raw materials include fabric, buttons, and other trim. Finished products consist of manufactured and fully assembled products ready for shipment to our customers. In Fiscal 2023, approximately 96% of our products (by dollar value) were produced outside of the U.S., primarily in Asia, Europe, and Latin America, with approximately 19% of our products sourced from China and 18% from Vietnam. See "Import Restrictions and Other Government Regulations," Item 1A — "Risk Factors — Risks Related to Macroeconomic Conditions — Economic conditions could have a negative impact on our major customers, suppliers, vendors, and lenders, which in turn could materially adversely affect our business," and Item 1A — "Risk Factors — Risks Related to our Business and Operations — Our business is subject to risks associated with importing products and the ability of our manufacturers to produce our goods on time and to our specifications."
Most of our businesses must commit to the manufacturing of our garments before we sell finished goods, whether to wholly-owned retail stores or to wholesale customers. We also must commit to the purchase of fabric from mills well in advance of our sales. If we overestimate our primary customers' demand for a particular product or the need for a particular fabric or yarn, we primarily sell the excess products or garments made from such fabric or yarn in our outlet stores or through other secondary distribution channels.
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

Competition
Competition is very strong in the segments of the fashion and consumer product industries in which we operate. We compete with numerous designers and manufacturers of apparel, footwear, accessories, fragrances, and home products, both domestic and international. We also face increasing competition from companies selling our product categories through the Internet. Some of our competitors may be significantly larger and have substantially greater resources than us. We compete primarily on the basis of fashion, quality, value, and service, which depend on our ability to:
•anticipate and respond in a timely fashion to changing consumer demands and shopping preferences, including the ever-increasing shift to digital brand engagement, social media communications, and online and cross-channel shopping;
•create and maintain favorable brand recognition, loyalty, and a reputation for quality, including through digital brand engagement and online and social media presence;
•develop and produce innovative, high-quality products in sizes, colors, and styles that appeal to consumers of varying age groups;
•competitively price our products and create an acceptable value proposition for consumers, including price increases to mitigate inflationary pressures while simultaneously balancing the risk of lower consumer demand in response to any such price increases;
•provide strong and effective marketing support in several diverse demographic markets, including through digital and social media platforms in order to stay better connected to consumers;
•establish relationships with athletes, musicians, influencers, and other celebrities to promote our brands and products;
•provide attractive, reliable, secure, and user-friendly digital commerce sites;
•adapt to changes in technology, including the successful utilization of data analytics, artificial intelligence, and machine learning;
•obtain sufficient retail floor space and effectively present our products to consumers;
•attract consumer traffic to stores, shop-within-shops, and digital commerce sites;
•source sustainable and traceable raw materials at cost-effective prices;
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

Distribution
To facilitate global distribution, our products are shipped from manufacturers to a network of distribution centers around the world for inspection, sorting, packing, and delivery to our retail locations and digital commerce and wholesale customers. This network includes the following primary distribution facilities:

Facility Location	Geographic Region Serviced	Facility Ownership
N. Pendleton Street, High Point, North Carolina	U.S.	Owned
NC Highway 66, High Point, North Carolina	U.S.	Leased
Greensboro, North Carolina	U.S.	Leased
Whitsett, North Carolina	U.S.	Leased
Toronto, Ontario	Canada	Third-party
Parma, Italy	Europe and Latin America	Third-party
Yokohama, Japan	Japan	Third-party
Bugok, South Korea	South Korea	Leased
Tuen Mun, Hong Kong	China and Southeast Asia(a)	Third-party

(a)Includes Australia, China, Hong Kong, India, Macau, Malaysia, New Zealand, the Philippines, Singapore, Taiwan, Thailand, and Vietnam.
All facilities are designed to allow for high-density cube storage and value-added services and utilize unit and carton tracking technology to facilitate process control and inventory management. The distribution network is managed through globally integrated information technology systems.
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
We are continually improving and upgrading our computer systems, services, and software. For example, during Fiscal 2023, we expanded our integration of the supply network with demand management processes, created new business-to-business capabilities for wholesale sales management, and completed the upgrade of our global human resource systems. In addition, we continued to enhance our solutions for advanced analytics, furthering use of artificial intelligence ("AI") and machine learning ("ML") for areas such as forecasting, inventory management, marketing, and consumer-facing capabilities such as personalization. We implemented an internal AI/ML platform that enables use of data and machine learning for insights and operations broadly across the organization. Generative AI is being introduced to augment creative and content creation processes. We are also continually enhancing consumer experiences including the continued expansion of new Connected Retail Capabilities such as the digitization in our retail stores and optimization of inventory across direct-to-consumer channels.

We have a longstanding information security risk program structured according to the National Institute of Standards and Technology Cybersecurity Framework, industry best practices, privacy legislation, and other global and local standards and regulations. This program includes a defense-in-depth approach with multiple layers of security controls, including network segmentation, security monitoring, endpoint protection, and identity and access management, as well as data protection best practices and data loss prevention controls. Our Audit Committee is updated on the overall performance of our information security risk program on a quarterly basis by our Chief Information Security Officer.
Our cybersecurity awareness program includes regular phishing simulations, annual general cybersecurity awareness, and data protection modules, as well as more contextual and personalized modules for targeted users and roles. We incorporate external expertise and guidance in all aspects of our cybersecurity program. We complete annual internal security audits and vulnerability assessments of the Company's information systems and related controls, including systems affecting personal data. In addition, we leverage cybersecurity specialists to complete annual external audits and objective assessments of our cybersecurity program and practices, including our data protection practices, as well as to conduct targeted attack simulations. We continually enhance our information security capabilities in order to protect against emerging threats, while also increasing our ability to detect and respond to cyber incidents and maximize our resilience to recover from potential cyber-attacks. We have a robust incident response plan in place that provides a documented runbook for handling high severity cybersecurity incidents and facilitates coordination across multiple parts of our Company. We also perform simulations and drills at both a technical and leadership level at least annually. Additionally, we have purchased network security and cyber liability insurance in order to provide a level of financial protection, should a data breach occur.
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
Trademarks
We own the RALPH LAUREN, POLO, POLO RALPH LAUREN, and the famous Polo Player Design trademarks in the U.S. and over 120 countries worldwide. Other trademarks that we own include:
•PURPLE LABEL;
•DOUBLE RL;
•RRL & DESIGN;
•RLX;
•RL;
•LAUREN RALPH LAUREN;
•PINK PONY;
•LAUREN;
•RALPH;
•POLO BEAR;

•CHAPS; and
•Various other trademarks.
Mr. Ralph Lauren has the royalty-free right to use as trademarks RALPH LAUREN, DOUBLE RL, and RRL in perpetuity in connection with, among other things, beef and living animals. The trademarks DOUBLE RL and RRL are currently used by the Double RL Company, an entity wholly owned by Mr. R. Lauren. In addition, Mr. R. Lauren has the right to engage in personal projects involving film or theatrical productions (not including or relating to our business) through RRL Productions, Inc., a company wholly owned by Mr. R. Lauren. Any activity by these companies has no direct impact on us.
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
Import Restrictions and Other Government Regulations
Virtually all of our merchandise imported into the Americas, Europe, Asia, Australia, and New Zealand is subject to duties. In addition, most of the countries to which we ship could impose safeguard quotas and duties to protect their local industries from import surges that threaten to create market disruption. The U.S. and other countries may also unilaterally impose additional duties in response to a particular product being imported at unfairly traded prices in such increased quantities that would cause (or threaten) injury to the relevant domestic industry (generally known as "anti-dumping" actions). If dumping is suspected in the U.S., the U.S. government may self-initiate a dumping case on behalf of the U.S. textile industry which could significantly affect our costs. Furthermore, additional duties, generally known as countervailing duties, can also be imposed by the U.S. government to offset subsidies provided by a foreign government to foreign manufacturers if the importation of such subsidized merchandise injures or threatens to injure a U.S. industry.
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
Apparel and other products sold by us are under the jurisdiction of multiple governmental agencies, including, in the U.S., the Federal Trade Commission, U.S. Customs & Border Protection, the U.S. Fish and Wildlife Service, the Environmental Protection Agency, and the Consumer Products Safety Commission. Our products are also subject to regulation in the U.S. and other countries, including the U.S. Consumer Product Safety Improvement Act, which relate principally to product labeling, licensing requirements, and consumer product safety requirements and regulatory testing, particularly with respect to products used by children. Any failure to comply with such requirements could result in significant penalties and require us to recall products, which could have a material adverse effect on our business or operating results. We believe that we are in substantial compliance with these regulations, as well as applicable federal, state, local, and foreign rules and regulations governing the discharge of materials hazardous to the environment. Our licensed products, licensing partners, buying/sourcing agents, and the vendors and factories with which we contract for the manufacture and distribution of our products are also subject to regulation. Our agreements require our licensing partners, buying/sourcing agents, vendors, and factories to operate in compliance with all applicable laws and regulations, and we are not aware of any violations which could reasonably be expected to have a material adverse effect on our business or operating results.
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
Our Board of Directors regularly reviews our people and development strategy, including our employee diversity, equity, and inclusion initiatives.
Our Employees
As of April 1, 2023, we had approximately 23,300 employees, comprised of approximately 14,900 full-time and 8,400 part-time employees. Approximately 10,400 of our employees are located in the U.S. and 12,900 are located in foreign countries. Three of our U.S. production employees in the womenswear business are members of Workers United (which was previously known as UNITE HERE) under an industry association collective bargaining agreement, which our womenswear subsidiary has adopted. We consider our relations with both our union and non-union employees to be good.
As of April 1, 2023, approximately 64% and 35% of our global workforce self-identified as female and male, respectively, with the remaining 1% electing not to disclose such information. In the U.S., approximately 61% of our workforce self-identified as an underrepresented race and ethnic group and 33% self-identified as White, with the remaining 6% electing not to disclose such information.

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
1.Talent — Ensure that fostering a culture of inclusion and belonging is a priority company-wide, resulting in the cultivation of diverse teams and elevation of underrepresented talent to leadership ranks. Throughout Fiscal 2023, we continued to achieve our goal of maintaining gender parity in our leadership ranks for Vice President and above. Additionally, we reached our goal of having at least 20% of our global leadership team being comprised of leaders from diverse racial and ethnic groups by the end of Fiscal 2023. We plan to continue driving progress toward other key representation targets, including ensuring that at least 10% of our global leadership team is Black, African, or African American.
2.Collaboration and Belonging — Enable open dialogue and create safe spaces for the amplification of diverse voices and perspectives. During Fiscal 2023, we launched a new framework, shifting to a more customized approach to ensure accessibility for employees worldwide. Formerly called Employee Resource Groups, our newly renamed Employee Impact Groups ("EIGs") harness the talent and passion of our employees from around the world to help create an inclusive and diverse company culture, as well as learning and engagement opportunities. Our mission is to create EIGs that enable the organization to (i) deliver results that tie directly to our Next Great Chapter: Accelerate growth strategy by fostering a culture where all employees can thrive; (ii) advance a trustful and engaged work environment; (iii) boost inclusive leadership capabilities to promote a sense of belonging for all employees; and (iv) empower our employees to positively impact our workplace and the communities in which we live and serve.
3.Learning — We remain dedicated to the growth and advancement of our talent and offer a wide range of development programs for all levels, including on-the-job training and coaching and skill-building through our various customized learning and training programs. All of our employee learning and development programs aim to promote our Ralph Lauren Success Drivers — the key attributes, skills, ways of thinking, and behaviors that ultimately create conditions that better enable individuals and teams to succeed. Specific to DE&I education, we continued to focus on inclusive leadership by rolling out a new "includership" program globally during Fiscal 2023. We are also continuing to evolve our cultural awareness training.
4.Communication and Messaging — Maximize our inclusive message and increase the transparency of our DE&I initiatives. We gather direct feedback from our employees and measure their engagement to better understand how we can improve.
5.Celebration and Recognition — Appreciate our unique differences and increase educational events for all employees with a focus on diverse experiences. During Fiscal 2023, we increased educational and celebratory events focused on diverse experiences with over 70 virtual and in-person DE&I events with 7,000 participants globally. Our DE&I efforts have been recognized in recent years, including being named a Best Place to Work for LGTBQIA+, receiving 100% on the Human Rights Campaign's Corporate Equality Index for three consecutive years, as well as being named Best Place to Advance for Women by Parity.org, also for three consecutive years.
Additional information relating to our DE&I initiatives and goals can be found in our annual sustainability report, which is available at our website at http://investor.ralphlauren.com under the caption "Global Citizenship & Sustainability Report." Our 2023 Global Citizenship & Sustainability Report is expected to be published in June 2023. The content of our sustainability reports is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.
Talent Development
We continue our commitment to the growth and development of our employees and offer a wide range of development programs for all levels. In addition to receiving ongoing on-the-job training and coaching, our employees can build skills and prepare for the future through our learning platform, Ralph Lauren Learning. During Fiscal 2023, we amplified the education for our RL Success Drivers by creating development guides for all of our employees on how to unlock and apply the RL Success Drivers to their role.

Our RL Learning Academy, representing a collection of customized collaborative and experiential learning programs rooted in the RL Success Drivers, continues to grow. During Fiscal 2023, all managers were trained on situational leadership and "includership" to support and foster our inclusive culture. Employee career progression at our distribution centers and stores was also a focus area this year, with programs launched to support career growth and management development. We also added new courses this year focused on responsive flexibility, inclusivity, and a range of learning on demand. In addition, we upgraded our Product Knowledge Learning, offering a range of in depth virtual and self-directed learning with a focus on high potential categories. These collective learning and development programs help foster career mobility for our employees, while simultaneously allowing us to fill a portion of our open positions with existing employees who know our company best.
Employee Safety and Well-Being
We are committed to the safety, health, and overall well-being of each of our employees and their families, providing a wide array of physical, emotional, social, and financial support to meet this objective. THRIVE, our global wellness program and related application tool, provides access to volunteer events and physical and mental wellness support. The THRIVE application also provides a daily pulse question through Microsoft Teams, which links to additional wellness articles based on an employee's response. In addition, these pulse responses are tracked so that employees can view their well-being progress. Further, our Europe business hosted workshops to educate all managers on mental health and how to support employees dealing with personal difficulties, with additional trainings planned in Fiscal 2024 for all of our employees worldwide.
Our priority continues to be to ensure the safety and well-being of all of our employees, customers, and the communities in which we operate in around the world. In this regard, for North America, in situations that make one feel unsafe, but do not warrant a call to 911, we launched a new program — Bond — making available the services of a security professional by an employee's side through an application, monitoring them and standing by to respond within seconds using voice, video, and chat.
During Fiscal 2023, we also expanded employee well-being services in the U.S. to include Gympass, a platform that offers resources to support one's body, mind, and mood, providing access to 12,000 fitness facilities nationwide at discounted prices, livestreamed group fitness classes, virtual personal training, and on-demand wellness partners providing fitness, meditations and mindfulness, mental health, and nutrition. In Asia, we launched Wellspace, a mobile app that helps employees improve mental and physical well-being. In Europe, we piloted mental health pop-ups for a period of two months in partnership with an Employee Assistance Program provider, enabling employees to participate in free 30-minute sessions with a trained therapist. In addition to these regional programs, we continue to host monthly wellness webinars globally and provide weekly meditation classes.
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
We offer a wide array of both employer-paid and employee-paid benefits to support our employees' overall financial, physical, and mental well-being, including, but not limited to, healthcare and welfare benefits, retirement savings, paid time off, temporary leave, sabbaticals, and flexible work arrangements. During Fiscal 2023, we further expanded our medical benefits in the U.S. to include a new lower-cost medical option, previously only available to our part-time employees. We also provide our employees with a merchandise discount on most of our products.
As we continue to ensure employees can access benefits information easily and in real-time, as well as finding new ways to communicate with our retail population, we have recently launched a flexible benefits platform in the United Kingdom, Benify, and plan to extend the program to more countries in the future. This platform enables employees to select relevant benefits that fit their needs and lifestyle, access benefits information directly from their mobile or laptop, and submit their benefits selections on the platform. The platform also offers a communications module to send push notifications via the mobile app when an action is required from an employee.

Information About Our Executive Officers
As of the filing date of this Form 10-K, the following are our current executive officers and their principal recent business experience:

Ralph Lauren	Age 83	Mr. Ralph Lauren founded our business in 1967 and, for five decades, has cultivated the iconography of America into a global lifestyle brand. He has been our Executive Chairman and Chief Creative Officer since November 2015, and a director of the Company since prior to our initial public offering in 1997. He had previously been our Chairman and Chief Executive Officer since prior to our initial public offering in 1997 until November 2015. In addition, he was previously a member of our Advisory Board or the Board of Directors of our predecessors since their organization.

Patrice Louvet	Age 58	Mr. Louvet has served as our President and Chief Executive Officer, and a director of the Company since July 2017. Prior to joining the Company, he served as the Group President, Global Beauty, of Procter & Gamble Co. ("P&G") since February 2015. Prior to that role, Mr. Louvet held successively senior leadership positions at P&G, including the roles of Group President, Global Grooming (Gillette), and President of P&G's Global Prestige Business. Before he joined P&G, he served as a Naval Officer, Admiral Aide de Camp in the French Navy from 1987 to 1989. Mr. Louvet graduated from École Supérieure de Commerce de Paris and received his M.B.A. from the University of Illinois. He has served as a member of the board of directors of the National Retail Federation since January 2020. Mr. Louvet also serves on the board of trustees of the Hospital of Special Surgery and recently joined the board of directors of Danone in April 2022. He is also on the CEO Advisory Council of the Fashion Pact, a coalition committed to advancing environmental sustainability in the fashion and textile industries.

Jane Hamilton Nielsen	Age 59	Ms. Nielsen has been our Chief Financial Officer since September 2016 and our Chief Operating Officer since March 2019. She served as Chief Financial Officer of Coach, Inc. from September 2011 to August 2016. From 2009 to 2011, she was Senior Vice President and Chief Financial Officer of PepsiCo Beverages Americas and the Global Nutrition Group, divisions of PepsiCo, Inc., with responsibility for all financial management including financial reporting, performance management, capital allocation, and strategic planning. Prior to that, Ms. Nielsen held various senior roles in finance at PepsiCo, Inc. and Pepsi Bottling Group starting in 1996. She also serves on the board of directors of Mondelez International since May 2021, and previously served on the board of directors of Pinnacle Foods Inc. Ms. Nielsen received her M.B.A. from the Harvard Business School and B.A. from Smith College.

David Lauren	Age 51	Mr. David Lauren has been our Chief Branding and Innovation Officer, Strategic Advisor to the CEO, and Vice Chairman of the Board since April 2022. He served as our Chief Innovation Officer, Strategic Advisor to the CEO, and Vice Chairman of the Board from October 2016 to March 2022. Prior to that, he served in numerous leadership roles at the Company with responsibility for advertising, marketing, communications, and philanthropy. He has been a director of the Company since August 2013. Mr. D. Lauren oversees the Company's innovation strategy, processes, and capabilities to drive its brand strength and financial performance across all channels. He has been instrumental in growing the Company's global digital commerce business and pioneering our technology initiatives. Mr. D. Lauren is also the President of The Ralph Lauren Corporate Foundation (formerly known as The Polo Ralph Lauren Foundation). Before joining the Company in 2000, he was Editor-In-Chief and President of Swing, a general interest publication for Generation X. Mr. D. Lauren is the son of Mr. R. Lauren.

Halide Alagöz	Age 51	Ms. Alagöz joined the Company as the Corporate Senior Vice President of Global Manufacturing and Sourcing in 2016. She has been our Chief Product Officer since March 2021. Ms. Alagöz is responsible for our end-to-end product life cycle, bringing the magic of our design and product vision to life for our consumers around the world. She leads our Polo, RRL, and Lauren brand teams and additionally drives innovation and the seamless execution – from development through sourcing – of all products across the Ralph Lauren portfolio. Prior to joining the Company, Ms. Alagöz was with H&M Corporation for 18 years, most recently in Hong Kong as the Head of Purchasing. During her tenure with H&M, Ms. Alagöz was responsible for various regional and global supply chain operations in Hong Kong, China, Bangladesh, and Turkey. She also serves on the board of directors of the American Apparel & Footwear Association since April 2018 and was confirmed as its Secretary for its 2023-2024 term in March 2023. Ms. Alagöz earned both her bachelor's degree in Industrial Engineering and her master's degree in Engineering Management from Istanbul Technical University.
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
The industries in which we operate are cyclical. Many economic and other factors outside of our control affect the level of consumer spending in the apparel, footwear & accessories, home, fragrances, and hospitality industries, including, among others, man-made or natural disasters, including pandemic diseases; consumer perceptions of personal well-being and safety; consumer perceptions of current and future economic conditions; employment levels and wage rates; stock market performance; inflation; interest rates; foreign currency exchange rates; the housing market; consumer debt levels; the availability of consumer credit; the health and stability of the banking sector; the availability and price of commodities, including fuel and energy costs; global food supplies; taxation; general domestic and international political conditions; the threat, outbreak, or escalation of terrorism, military conflicts, or other hostilities; and weather conditions.
Consumer purchases of discretionary items and luxury retail products, including our products, tend to decline during periods of recession, high inflation, or rising interest rates, and at other times when disposable income is lower. Unfavorable economic conditions and other factors, such as pandemic diseases and other health-related concerns, political unrest, military conflicts, and acts of terrorism, may also reduce consumers' willingness and ability to travel to major cities and vacation destinations in which our stores and shop-within-shops are located. Further, consumers may prefer to spend more of their discretionary income on "experiences," such as dining and entertainment, over consumer goods. Stay-at-home orders, social gathering restrictions, and work-from-home arrangements, such as those resulting from pandemic diseases, may also diminish consumers' demand for luxury apparel products. Accordingly, a downturn or an uncertain outlook in the economies in which we, or our wholesale customers and licensing partners, sell our products, or other changes in consumer preferences, may materially adversely affect our business.
See Item 7 — "Management's Discussion and Analysis of Financial Condition and Results of Operations — Global Economic Conditions and Industry Trends" for additional discussion.
Economic conditions could have a negative impact on our major customers, suppliers, vendors, and lenders, which in turn could materially adversely affect our business.
Although we believe that our existing cash and investments, cash provided by operations, and available borrowing capacity under our credit and overdraft facilities and commercial paper borrowing program will provide us with sufficient liquidity, the impact of economic conditions on our major third-party customers, suppliers, vendors, and lenders and their ability to access global capital markets cannot be predicted. The inability of third parties to manufacture and/or ship our products due to insufficient liquidity or otherwise could impair our ability to meet the delivery date requirements of our customers. A disruption in the ability of our significant customers to access liquidity could cause serious disruptions or an overall deterioration of their businesses which could lead to a significant reduction in their future orders of our products and the inability or failure on their part to meet their payment obligations to us, any of which could have a material adverse effect on our business.
Any deterioration in global financial or capital markets could affect our ability to access sources of liquidity to provide for our future cash needs, increase the cost of any future financing, or cause our lenders to be unable to meet their funding commitments under our credit and overdraft facilities. We also regularly maintain domestic cash deposits in Federal Deposit Insurance Corporation ("FDIC") insured banks, which exceed the FDIC insurance limits. In addition, we maintain cash deposits in foreign banks where we operate, some of which are not insured or are only partially insured by the FDIC or other similar agencies. Bank failures, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or applicable foreign government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions, or by acquisition in the event of a failure or liquidity crisis. Our major customers, suppliers, and vendors may also be subject to similar risks, which in turn could have a resulting material adverse impact on our business if they were to lose access to sufficient liquidity.
Infectious disease outbreaks, such as the COVID-19 pandemic, could have a material adverse effect on our business.
Our business could be adversely affected by infectious disease outbreaks, such as the novel strain of coronavirus commonly referred to as COVID-19. COVID-19 emerged during the fourth quarter of Fiscal 2020 and spread rapidly across the globe, including throughout all major geographies in which we operate, resulting in adverse economic conditions and widespread business disruptions. Since then, governments worldwide have periodically imposed varying degrees of preventative and protective actions, such as temporary travel bans, stay-at-home orders, and forced business closures or other operational restrictions, including reduced capacity limits and operating hours, all in an effort to reduce the spread of the virus.
As a result of the COVID-19 pandemic, we have experienced varying degrees of business disruptions since its beginning, including periods of closure of our stores, distribution centers, and corporate facilities, as have our wholesale customers, licensing partners, suppliers, and vendors, as described in Item 1 — "Business — Recent Developments." Collectively, these disruptions have had a material adverse impact on our business throughout the pandemic, most notably during Fiscal 2021. The pandemic continues to evolve, with resurgences and outbreaks occurring in certain parts of the world during Fiscal 2023, including those resulting from variant strains of the virus. While the impact of these disruptions has generally been less significant than those experienced in Fiscal 2021 and Fiscal 2022, we cannot predict for how long and to what extent this crisis may continue to impact our business operations, the global supply chain, or the overall global economy. Potential impacts to our business include, but are not limited to: (i) our ability to successfully execute our long-term growth strategy; (ii) supply chain disruptions resulting from closed factories, reduced workforces, scarcity of raw materials, shipping and loading capacity constraints, and scrutiny or embargoing of goods produced in infected areas, including any related cost increases; (iii) reduced retail traffic at our stores and those of our wholesale customers and licensing partners due to forced closures or other operational restrictions, such as reduced capacity limits and operating hours, declines in tourism, and/or potential changes in consumer behavior and shopping preferences, such as their willingness to congregate in shopping centers or other populated locations and the overall growing preference to shop online versus at traditional brick and mortar locations; (iv) potential declines in the level of consumer purchases of discretionary items and luxury retail products, including our products, caused by higher unemployment and lower disposal income levels, inflationary pressures, travel and social gathering restrictions, work-from-home arrangements, or other factors beyond our control; (v) the potential build-up of excess inventory as a result of store closures and/or lower consumer demand; (vi) temporary closures or other operational restrictions of our distribution centers and/or corporate facilities; (vii) our ability to attract, retain, and manage employees in the current environment, which includes remote working arrangements; (viii) additional costs to protect the health and safety of our employees, customers, and communities, such as more frequent and thorough cleanings of our facilities and supplying personal protection equipment; (ix) the potential loss of one or more of our significant wholesale customers or licensing partners, or the loss of a large number of smaller wholesale customers or licensing partners, if they are not able to withstand prolonged periods of adverse economic conditions, and our ability to collect outstanding receivables; (x) increased vulnerability to data security or privacy breaches as a result of a substantial portion of our corporate employees working remotely for part of the work week; (xi) our ability to successfully negotiate with landlords to obtain rent abatements, rent deferrals, and other relief; (xii) our ability to access capital markets and maintain compliance with covenants associated with our existing debt instruments, as well as the ability of our key customers, suppliers, and vendors to do the same with regard to their own obligations; (xiii) our ability to generate sufficient cash flows to support our operations, including repayment of our debt obligations as they become due, as well as to return value to our shareholders in the form of dividend payments and repurchases of our common stock; (xiv) diversion of management attention and resources from ongoing business activities and/or a decrease in employee morale; and (xv) our ability to maintain an effective system of internal controls and compliance with the requirements under the Sarbanes-Oxley Act of 2002.
Additional discussion related to the various risks and uncertainties described above is included elsewhere within this "Risk Factors" section of this Form 10-K.
Our business is exposed to domestic and foreign currency fluctuations.
Our business is exposed to foreign currency exchange risk. Specifically, changes in exchange rates between the U.S. Dollar and other currencies impact our financial results from a transactional perspective, as our foreign operations generally purchase inventory in U.S. Dollars. Given that we source most of our products overseas, the cost of these products may be affected by changes in the value of the relevant currencies. Changes in currency exchange rates may also impact consumers' willingness or ability to travel abroad and/or purchase our products while traveling, as well as affect the U.S. Dollar value of the foreign currency denominated prices at which our international businesses sell products. Additionally, the operating results and financial position of our international subsidiaries are exposed to foreign exchange rate fluctuations as their financial results are translated from the respective local currency into U.S. Dollars during the financial statement consolidation process. The foreign currencies to which we are exposed to from a transactional and translational perspective primarily include the Euro, the Japanese Yen, the South Korean Won, the Australian Dollar, the Canadian Dollar, the British Pound Sterling, the Swiss Franc, and the Chinese Renminbi. The expansion of our international business increases our exposure to foreign currency exchange risk.
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
We have developed a long-term growth strategy with the objective of delivering sustainable, profitable growth and long-term value creation for shareholders, as outlined in Item 1 — "Business — Objectives and Opportunities." Our ability to successfully execute our growth strategy is subject to various risks and uncertainties, as described herein.
Although we believe that our growth strategy will lead to long-term growth in revenue and profitability, there can be no assurance regarding the timing of or extent to which we will realize the anticipated benefits, if at all. Our failure to realize the anticipated benefits, which may be due to our inability to execute the various elements of our growth strategy, changes in consumer preferences, competition, economic conditions (including recent inflationary and foreign currency pressures), and other risks described herein, such as those related to pandemic diseases and supply chain challenges, could have a material adverse effect on our business. Such a failure could also result in the implementation of new restructuring-related activities, which may be dilutive to our earnings in the short term.
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
Our growth strategy also includes accelerating growth in certain high-potential, underdeveloped product categories, comprised of outerwear, home, and womenswear. We compete with other retailers in these product categories, some of which may be significantly larger than us and more established in these product categories, and competition is intense, as described within other risk factors herein. There can be no assurance that our targeted expansion in these product categories will be successful.
The success of our business depends on our ability to respond to constantly changing fashion and retail trends and consumer preferences in a timely manner, develop products that resonate with our existing customers and attract new customers, and provide a seamless shopping experience to our customers.
The industries in which we operate have historically been subject to rapidly changing fashion trends and consumer preferences. Our success depends in large part on our ability to originate and define fashion product and home product trends, as well as to anticipate, gauge, and react to changing consumer preferences in a timely manner. Our products must appeal to a broad range of consumers worldwide across various price points whose preferences cannot be predicted with certainty and are subject to rapid change, influenced by fashion trends, economic conditions, and weather conditions, among other factors. This issue is further compounded by the increasing use of digital and social media by consumers and the speed by which information and opinions are shared across the globe. We cannot assure that we will be able to continue to develop appealing styles or successfully meet constantly changing consumer preferences in the future. In addition, we cannot assure that any new products or brands that we introduce will be successfully received by consumers. Any failure on our part to anticipate, identify, and respond effectively to changing consumer preferences and fashion trends could adversely affect consumer acceptance of our products and leave us with a substantial amount of unsold inventory or missed opportunities. Conversely, if we underestimate consumer demand for our products or if manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages. Any of these outcomes could have a material adverse effect on our business. For a discussion of risks related to our inventory management, see "Risks Related to our Strategic Initiatives and Restructuring Activities — Our profitability may decline if we are unable to effectively manage inventory or as a result of increasing pressure on margins."
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
The success of our business also depends on our ability to continue to develop and maintain a reliable omni-channel experience for our customers, as well as our ability to introduce new Connected Retail capabilities, such as virtual selling appointments, Buy Online-Ship from Store, Buy Online-Pick Up in Store, and mobile checkout and contactless payments, among other capabilities. Our business has evolved from an in-store experience to a shopping experience through multiple technologies, including computers, smartphones, tablets, and other devices, as our customers have become increasingly technologically savvy and expect a seamless omni-channel experience regardless of whether they are shopping in stores or online. We are increasingly using digital and social media platforms to interact with customers and enhance their shopping experience. If we are unable to develop and continuously improve our customer-facing technologies, the efforts of which typically require significant capital investments, we may not be able to provide a convenient and consistent experience to our customers regardless of the sales channel. This could negatively affect our ability to compete with other retailers and result in diminished loyalty to our brands, which could adversely impact our business.
Our retail stores are generally located in shopping malls or other shopping centers. Our sales at such stores, as well as our flagship locations, are largely dependent upon the volume of retail traffic in those shopping centers and the surrounding area. Retail traffic to our stores has been, and may continue to be, negatively impacted by disruptions caused by adverse economic conditions, pandemic diseases, severe weather conditions, and other various factors beyond our control. Any significant declines in retail traffic in the future could have a material adverse effect on our business.
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
If we are not successful in implementing and managing our restructuring plans, we may not be able to achieve targeted operating enhancements, sales growth, and/or cost reductions, which could adversely impact our business. Our failure to achieve targeted results for any reason, including business disruptions resulting from adverse economic conditions or catastrophic events such as pandemic diseases, could also lead to the implementation of additional restructuring-related activities, which may be dilutive to our earnings in the short term.
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
We also depend on the service and management experience of other key executive officers and members of senior management who have substantial experience and expertise in our industry and our business and have made significant contributions to our growth and success. Competition in our industry to attract and retain these employees is intense and is influenced by our reputation, our ability to offer competitive compensation and benefits, and economic conditions, among other factors. Any changes in our executive and senior management team, including those resulting from our restructuring actions, may be disruptive to, or cause uncertainty in, our business and future strategic direction. The departure of any key individual and the failure to ensure a smooth transition and effective transfer of knowledge involving senior employees could hinder or delay our strategic planning and execution, as well as adversely affect our ability to attract and retain other experienced and talented employees. Furthermore, the retail industry (among others) has been adversely affected by overall labor shortages resulting from a combination of the COVID-19 pandemic, labor disputes, strikes, and other factors. The introduction of new work arrangements and company-specific requirements regarding when and how often employees are required to work on-site versus remotely may also impact companies' ability to attract and retain employees. The departure of key individuals or our failure to maintain sufficient employee staffing levels could have a material adverse impact on our business, as well as impede our ability to maintain an effective system of internal controls and compliance with the requirements under the Sarbanes-Oxley Act of 2002.
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
We face increasing competition from companies selling apparel, footwear, accessories, home, and other of our product categories through the Internet. Although we sell our products through the Internet, increased competition and promotional activity in the worldwide apparel, footwear, accessory, and home product industries from Internet-based competitors could reduce our sales, prices, and margins. We also face intense competition from other domestic and foreign fashion-oriented apparel, footwear, accessory, and casual apparel producers that sell products through brick and mortar stores and wholesale and licensing channels. We compete with these companies primarily on the basis of: (i) anticipating and responding in a timely fashion to changing consumer demands and shopping preferences, including the ever-increasing shift to digital brand engagement, social media communications, and online and cross-channel shopping; (ii) creating and maintaining favorable brand recognition, loyalty, and a reputation for quality, including through digital brand engagement and online and social media presence; (iii) developing and producing innovative, high-quality products in sizes, colors, and styles that appeal to consumers of varying age groups; (iv) competitively pricing our products and creating an acceptable value proposition for consumers, including price increases to mitigate inflationary pressures while simultaneously balancing the risk of lower consumer demand in response to any such price increases; (v) providing strong and effective marketing support in several diverse demographic markets, including through digital and social media platforms in order to stay better connected to consumers; (vi) establishing relationships with athletes, musicians, influencers, and other celebrities to promote our brands and products; (vii) providing attractive, reliable, secure, and user-friendly digital commerce sites; (viii) adapting to changes in technology, including the successful utilization of data analytics, artificial intelligence, and machine learning; (ix) obtaining sufficient retail floor space and effective presentation of our products at stores and shop-within-shops; (x) attracting consumer traffic to stores, shop-within-shops, and digital commerce sites; (xi) sourcing sustainable and traceable raw materials at cost-effective prices; (xii) anticipating and maintaining proper inventory levels; (xiii) ensuring product availability and optimizing supply chain and distribution efficiencies with third-party manufacturers and retailers; (xiv) maintaining and growing market share; (xv) recruiting and retaining employees to operate our retail stores, distribution centers, and various corporate functions; (xvi) protecting our intellectual property; and (xvii) ability to withstand prolonged periods of adverse economic conditions or business disruptions.
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
Our success depends on the value and reputation of our brands and our ability to consistently anticipate, identify, and respond to customers' demands, preferences, and fashion trends in the design, pricing, and production of our products, including the preference for certain products to be manufactured in the U.S., and deliver high-quality and sustainable products supported by engaging marketing campaigns. Any negative publicity regarding Mr. R. Lauren, or other members of our executive and senior management team, or our Company as a whole, especially through social media which accelerates and increases the potential scope of negative publicity, could adversely impact the image of our brands with our customers and result in diminished loyalty to our brands and potentially lead to adverse consumer actions, including boycotts, even if the subject of such publicity is unverified or inaccurate and we seek to correct it. Consumer sentiment can also be influenced by our partnership with athletes and other public figures, our views on political and social issues, or the location or production methods of our suppliers. Even if we react appropriately to negative publicity, our customers' perception of our brand image and our reputation could be negatively impacted. Any failure on our part to retain the value and reputation of brands could adversely impact our business.
Our trademarks and other intellectual property rights may not be adequately protected outside the U.S.
Our trademarks, intellectual property, and other proprietary rights are extremely important to our success and our competitive position. We devote substantial resources to the establishment and protection of our trademarks and anti-counterfeiting activities worldwide. However, significant counterfeiting and imitation of our products continue to exist. In addition, the laws of certain foreign countries may not protect trademarks or other proprietary rights to the same extent as do the laws of the U.S. and, as a result, our intellectual property may be more vulnerable and difficult to protect in such countries. Over the course of our international expansion, we have experienced conflicts with various third parties that have acquired or claimed ownership rights to some of our key trademarks that include Polo and/or a representation of a polo player astride a horse, or otherwise have contested our rights to our trademarks. We have resolved certain of these conflicts through both legal action and negotiated settlements. We cannot guarantee that the actions we have taken to establish and protect our trademarks and other proprietary rights will be adequate to prevent counterfeiting, lost business, or brand dilution, any of which may have a material adverse effect on our business. We expect to continue to devote substantial resources to challenge brands imitating our products. Also, there can be no assurance that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction or at all. See Item 1 — "Business — Trademarks," and Item 3 — "Legal Proceedings."
Our business is subject to risks associated with importing products and the ability of our manufacturers to produce our goods on time and to our specifications.
We do not own or operate any manufacturing facilities and depend exclusively on independent third parties for the manufacture of our products. Our products are manufactured to our specifications through arrangements with over 300 foreign manufacturers in various countries. In Fiscal 2023, approximately 96% of our products (by dollar value) were produced outside of the U.S., primarily in Asia, Europe, and Latin America, with approximately 19% of our products sourced from China and 18% from Vietnam. Risks inherent in importing our products include (i) changes in social, political, and economic conditions, including those resulting from military conflicts, terrorist acts, or other hostilities, that could result in the disruption of trade from the countries in which our manufacturers or suppliers are located; (ii) pandemic diseases, such as COVID-19, which could result in closed factories, reduced workforces, scarcity of raw materials, port congestion, and scrutiny or embargoing of goods produced in infected areas; (iii) changes in diplomatic and trade relationships, including the imposition of any sanctions, restrictions, and other responses, including those issued by the U.S. and other countries against Russia, or any other countries, in response to Russia's war with Ukraine; (iv) the imposition of additional regulations, quotas, trade sanctions, or safeguards relating to imports or exports, and costs of complying with such regulations and other laws relating to the identification and reporting of the sources of raw materials used in our products, which could lead to the detention, exclusion, or seizure of goods and imposition of monetary penalties and fines; (v) the imposition of additional duties, tariffs, taxes, and other charges on imports or exports; (vi) unfavorable changes in the availability, cost, or quality of raw materials and commodities; (vii) increases in the cost of labor, travel, and transportation; (viii) disruptions of shipping and international trade caused by natural and man-made disasters, labor shortages (stemming from labor disputes, strikes, or otherwise), or other unforeseen events, including any resulting impact to shipping prices; (ix) heightened terrorism-related cargo and supply chain security concerns, which could subject imported or exported goods to additional, more frequent, or more thorough inspections, leading to delays in the delivery of cargo; and (x) decreased scrutiny by customs officials for counterfeit goods, leading to lost sales, increased costs for our anti-counterfeiting measures, and damage to the reputation of our brands.
The entire apparel industry, including our Company, continues to face supply chain challenges as a result of inflationary pressures, political instability, COVID-19-related business disruptions, and other factors, including reduced freight availability, port congestion, labor shortages, and rising wages and energy costs, among other factors. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our strict quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries, or a substantial reduction in purchase prices. We have also incurred, and may continue to incur, higher freight and other logistic costs as a result of certain of the beforementioned factors. In addition, prices of raw materials used to manufacture our products are subject to significant fluctuation as a result of certain of the beforementioned factors, as well as crop yields which could be negatively impacted by severe weather conditions. We may not be able to offset such increases in raw materials, freight, or other sourcing costs through pricing actions or other means. Any one of these factors could have a material adverse effect on our business. For a discussion of risks related to the potential imposition of additional regulations and laws, see "Risks Related to Regulatory, Legal, and Tax Matters — Our ability to conduct business globally may be affected by a variety of legal, regulatory, political, and economic risks."
Our business could suffer if we need to replace manufacturers or distribution centers.
We do not own or operate any manufacturing facilities and depend exclusively on independent third parties for the manufacture of our products, the majority of which are located in foreign countries. Accordingly, the success of our business depends on our ability to identify reputable manufacturers who can fulfill our orders timely and to our specifications, as well as the timely importation, customs clearance, and receipt of products to and from our various distribution centers.
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
In addition, we rely on a number of owned, leased, and independently-operated distribution facilities around the world to warehouse and ship products to our customers and perform other related logistic services. Our ability to meet the needs of our customers depends on the proper operation of these distribution centers. Our distributions centers generally utilize computer-controlled and automated equipment, which are subject to various risks, including software viruses, security breaches, power interruptions, or other system failures. If any of our distribution centers were to close or become inoperable or inaccessible for any reason, including, but not limited to, pandemic diseases such as COVID-19, natural disasters, severe weather, labor shortages, fires, and system failures, or if we fail to successfully consolidate existing facilities or transition to new facilities, we could experience a substantial loss of inventory, disruption of deliveries to our customers and our stores, increased costs, and longer lead times associated with the distribution of products during the period that would be required to reopen or replace the facility. Any such disruptions could have a material adverse effect on our business.
We also rely upon third-party transportation providers for substantially all of our product shipments, including shipments to and from our distribution centers, to our stores and shop-within-shops, and to our digital commerce and wholesale customers. Our utilization of these shipping services is subject to various risks, including, but not limited to, potential labor shortages (stemming from labor disputes, strikes, or otherwise), severe weather, and pandemic diseases, which could delay the timing of shipments, and increases in wages and fuel prices, which could result in higher transportation costs. The rapid increase of online shopping driven by changes in consumer shopping preferences has amplified certain of these risks resulting in capacity constraints. As previously noted, we have incurred, and may continue to incur, higher freight and other logistic costs as a result of certain of the beforementioned factors. Any delays in the timing of our product shipments or increases in transportation costs could have a material adverse effect on our business.
Our business is subject to risks associated with leasing real estate and other assets under long-term, non-cancellable leases.
We generally operate most of our stores and corporate facilities under long-term, non-cancellable leasing arrangements. Our retail store leases typically require us to make minimum rental payments, and often contingent rental payments based upon sales. In addition, our leases generally require us to pay our proportionate share of the cost of insurance, taxes, maintenance, and utilities. We generally cannot cancel our leases at our option. If we decide to close a store, or if we decide to downsize, consolidate, or relocate any of our corporate facilities, we may incur an impairment charge and/or exit costs associated with the disposal of the store or corporate facility. In addition, we may remain obligated under the applicable lease for, among other things, payment of the base rent for the remaining lease term, even after the space is exited or otherwise closed and even if such closures are beyond our control (such as forced store closures resulting from pandemic diseases). Such costs and obligations related to the early or temporary closure of our stores or termination of our leases could have a material adverse effect on our business. In addition, certain of our leases include renewal options or terms that require rental payments to be adjusted to reflect current fair market rental rates, which could be significantly higher than the prior term's rental payments. Further, as each of our leases naturally expires, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could lead to store closures resulting in lost sales.
A substantial portion of our revenue is derived from a limited number of large wholesale customers. Our business could be adversely affected as a result of consolidations, liquidations, restructurings, other ownership changes in the retail industry, and/or any financial instability of our large wholesale customers.
Several of our department store customers, including some under common ownership, account for a significant portion of our wholesale net sales. A substantial portion of sales of our licensed products by our domestic licensing partners are also made to our largest department store customers. Sales to our three largest wholesale customers accounted for approximately 16% of total net revenues for Fiscal 2023, and these customers accounted for approximately 34% of our total gross trade accounts receivable outstanding as of April 1, 2023. Substantially all sales to our three largest wholesale customers related to our North America segment.
While we have long-standing relationships with the majority of our wholesale customers, we typically do not enter into long-term agreements with them. Instead, we enter into a number of purchase order commitments with our customers for each of our product lines every season. A decision by the controlling owner of a group of stores or any other significant customer, whether motivated by economic conditions, financial difficulties, competitive conditions, or otherwise, to decrease or eliminate the amount of merchandise purchased from us or our licensing partners or to change their manner of doing business with us or our licensing partners or a change based on their new strategic and operational initiatives, including their continued focus on further development of "private labels" and exclusive product offerings in an effort to differentiate themselves from competitors, could have a material adverse effect on our business.
The department store sector has experienced numerous consolidations, restructurings, reorganizations, and other ownership changes in recent years, which could potentially increase in frequency as a result of prolonged periods of adverse economic conditions or changes in consumer shopping preferences, such as the increasing shift away from traditional brick and mortar wholesale retailers to larger online retailers. Our wholesale customers have also experienced significant business disruptions as a result of the COVID-19 pandemic, including declines in retail traffic, temporary store closures, and other operational restrictions. There can be no assurance that our wholesale customers have adequate financial resources and/or access to additional capital to withstand prolonged periods of such adverse economic conditions. The loss of one or more significant wholesale customers, or the loss of a large number of smaller wholesale customers, could have a material adverse effect on our business.
Further, certain of our large wholesale customers, particularly those located in the U.S., have been highly promotional and have aggressively marked down their merchandise, including our products. The continuation of such promotional activity could negatively impact our brand image and/or lead to requests from those customers for increased markdown allowances at the end of the season. In response and in connection with our growth plan, we strategically reduce shipments to certain of our customers and close less productive doors when deemed appropriate.
We sell our wholesale merchandise primarily to major department stores, specialty stores, and third-party digital partners across North America, Europe, Asia, Australia, and New Zealand, and extend credit based on an evaluation of each wholesale customer's financial condition, usually without requiring collateral. However, the financial difficulties of a wholesale customer, including those resulting from the COVID-19 pandemic, could cause us to limit or eliminate our business with that customer. We may also assume more credit risk relating to that customer's receivables. Our inability to collect on our trade accounts receivable from any one of these customers could have a material adverse effect on our business. See Item 1 — "Business — Wholesale Credit Control."
We have a substantial amount of indebtedness which could restrict our ability to engage in additional capital-related transactions in the future.
As of April 1, 2023, our consolidated indebtedness was approximately $1.1 billion, comprised of our outstanding unsecured senior notes. We also maintain several credit and overdraft facilities, including our Global Credit Facility, which collectively had a remaining availability of approximately $577 million as of April 1, 2023. Accordingly, the amount of our indebtedness could further increase materially if we decide to draw upon our credit or overdraft facilities. This substantial level of indebtedness could have adverse consequences to our business, including (i) making it more difficult to satisfy our debt obligations as they become due; (ii) impairing our ability to obtain additional financing in the future; (iii) requiring a substantial portion of our cash flows from operations to be used for the payment of principal and interest on our indebtedness, thereby reducing the amount of cash available to fund working capital needs, capital expenditures, and other general corporate purposes; (iv) limiting our flexibility to plan for, or react to, changes in our business; and (v) increasing our vulnerability to adverse economic and industry conditions.
We rely on our operating cash flows to repay our outstanding borrowings, as well as to fund any working capital needs, capital expenditures, dividend payments, share repurchases, and other general corporate purposes. Prolonged periods of adverse economic conditions or business disruptions in any of our key regions, or a combination thereof, could impede our ability to pay our obligations as they become due or return value to our shareholders, as well as delay previously planned expenditures related to our operations. Credit rating agencies also periodically review our capital structure and our ability to generate earnings. A prolonged period of deteriorated financial performance or our inability to comply with debt covenants (as discussed below) could make future financing more difficult to secure and/or expensive. Further, factors beyond our control, such as adverse economic conditions, could disrupt capital markets and limit the availability or willingness of financial institutions to extend capital to us in the future.
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
Additionally, the Federal Reserve has raised interest rates multiple times over the last 12 months in an effort to mitigate inflationary pressures and further increases may occur in the near future. Higher interest rates may increase the cost of any borrowings under our various credit and overdraft facilities, as well as negatively impact consumer sentiment and the global economy as a whole, which could result in a material adverse effect on our business.
We rely on our licensing partners to preserve the value of our licenses. Failure to maintain licensing partners could harm our business.
The risks associated with our own products also apply to our licensed products in addition to any number of possible risks specific to a licensing partner's business, including risks associated with a particular licensing partner's ability to (i) obtain capital; (ii) execute its business plans; (iii) manage its labor relations; (iv) maintain relationships with its suppliers and customers; (v) generate sufficient cash flows to fund its operations and pay its obligations as they become due, including minimum royalties due to us; (vi) withstand prolonged periods of adverse economic conditions; and (vii) manage its credit and bankruptcy risks effectively.
Although a number of our license agreements prohibit our licensing partners from entering into licensing arrangements with our competitors, our licensing partners generally are not precluded from offering, under other non-competitor brands, the types of products covered by their license agreements with us. A substantial portion of sales of our products by our domestic licensing partners are also made to our largest customers. While we have significant control over our licensing partners' products and advertising, we rely on our licensing partners for, among other things, operational and financial control over their businesses. Changes in management, reduced sales of licensed products, poor execution, or financial difficulties with respect to any of our licensing partners could adversely affect our revenues, both directly from reduced licensing revenue received and indirectly from reduced sales of our other products. Although we believe that we could replace our existing licensing partners in most circumstances, if necessary, our inability to do so for any period of time could have a material adverse effect on our business. See Item 1 — "Business — Our Licensing Business."

Our business could be adversely affected by man-made or natural disasters and other catastrophic events in the locations in which we or our customers or suppliers operate.
Our operations, including retail, distribution, warehousing, and corporate operations, are susceptible to man-made or natural disasters, including pandemic diseases such as COVID-19, severe weather, geological events, and other catastrophic events, such as terrorist attacks and military conflict, any of which could disrupt our operations. In addition, the operations of our customers and suppliers could experience similar disruptions. The occurrence of natural disasters or other catastrophic events may result in sudden disruptions in the business operations of the local and regional economies affected, as well as the global economy as a whole, including, but not limited to, shortages and/or rising costs of raw materials or energy, public health issues, system failures, and reduced retail traffic. The occurrence of such events could also adversely affect financial markets and the availability of capital. In addition, our business can be affected by unseasonable weather conditions, such as extended periods of unseasonably warm temperatures in the winter or unseasonably cold temperatures in the summer. There is growing concern that climate change may increase both the frequency and severity of extreme weather conditions and natural disasters. Any of these events could result in decreased demand for our products and disruptions in our sales channels and manufacturing and distribution networks, which could have a material adverse effect on our business.
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
Cyber-criminals are constantly devising schemes to gain unauthorized access to computer systems and confidential or sensitive data. Despite the security measures we currently have in place (including those described in Item 1 — "Business — Information Systems"), our facilities and systems and those of our third-party service providers may be vulnerable to targeted or random attacks that could lead to security breaches, acts of vandalism, phishing attacks, denial-of-service attacks, computer viruses, malware, ransomware, misplaced or lost data, programming and/or human errors, or other Internet or email events. The increased use of smartphones, tablets, and other wireless devices, as well as ongoing work-from-home arrangements for a substantial portion of our corporate employees, may also heighten these and other operational risks. The retail industry in particular continues to be the target of many cyber-attacks, which are becoming increasingly more difficult to anticipate and prevent due to their rapidly evolving nature. Furthermore, economic sanctions issued by one country against another, such as those recently issued by the U.S. and other countries against Russia in response to its war with Ukraine, could increase the risk of retaliatory state-sponsored cyber-attacks. Given the rapidly evolving nature, sophistication, and complexity of cyber-attacks, despite our reasonable efforts to mitigate and prevent such attacks, it is possible that we may not be able to anticipate, prevent, detect, or implement effective preventive measures to protect against all cyber-attack incidents.
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
If unauthorized parties gain access to our networks or databases, or those of our vendors, they may be able to steal, publish, delete, modify, or block our access to our private and sensitive internal and third-party information. Any perceived or actual electronic or physical security breach involving the misappropriation, loss, or other unauthorized disclosure of confidential or personally identifiable information, including penetration of our network security, whether by us or by a third party, could disrupt our business, severely damage our reputation and our relationships with our customers, employees, or vendors, expose us to risks of litigation, significant fines and penalties, liability, and higher costs for insurance or insurance not being available to us on economically feasible terms or at all, and result in deterioration in our customers', employees', or vendors' confidence in us, and adversely affect our business, results of operations, and financial condition. Since we do not control third-party service providers and cannot guarantee that no electronic or physical computer break-ins and security breaches will occur in the future, any perceived or actual unauthorized disclosure of personally identifiable information regarding our employees, customers, or website visitors could harm our reputation and credibility, result in lost sales, impair our ability to attract website visitors, and/or reduce our ability to attract and retain employees and customers. As these threats develop and grow, we may find it necessary to make significant further investments to protect data and our infrastructure, including the implementation of new computer systems or upgrades to existing systems, deployment of additional personnel and protection-related technologies, engagement of third-party consultants, and training of employees.
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
We are dependent on our computer systems to record and process transactions and manage and operate our business, including designing, marketing, manufacturing, importing, tracking, and distributing our products, processing payments, accounting for and reporting financial results, and managing our employees and employee benefit programs. In addition, we have digital commerce and other informational websites in North America, Europe, and Asia, including Australia and New Zealand, and have plans for additional digital commerce sites in the future. Our digital commerce operations are a critical element of our long-term growth strategy and are vital to the overall success of our business. We have also implemented a hybrid work policy, allowing a substantial portion of our corporate employees to work remotely for part of the work week. Given the complexity of our business and the significant number of transactions that we engage in on a daily basis, it is imperative that we maintain uninterrupted operation of our computer hardware and software systems.
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
Climate change, or our ability to adhere to any legislation and regulatory requirements related to climate change, traceability and transparency, product labeling, or other sustainability matters may adversely affect our business.
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
In addition, many countries in which we and our suppliers operate have begun enacting new legislation and regulations in an attempt to reduce or mitigate the potential impacts of climate change, which could result in higher sourcing, operational, and compliance-related costs. Such proposed measures also include expanded disclosure requirements regarding greenhouse gas emissions and other climate-related information, including independent auditors providing some level of attestation to the accuracy of such disclosures. There has also been increased focus by governmental and non-governmental organizations, consumers, customers, and other stakeholders on products that are sustainably made and other sustainability matters, including traceability and transparency, sustainability claims and product labeling requirements, responsible sourcing and deforestation, the use of energy and water, and the recyclability or recoverability of packaging, product, and materials. Our ability to comply with any such new laws and regulations or otherwise meet our various stakeholders' expectations may lead to increased costs and operational complexity. Any failure on our part to comply with such regulations or meet such expectations could lead to adverse consumer actions and/or investment decisions by investors, as well as expose us to government enforcement action and/or private litigation.
Risks Related to Regulatory, Legal, and Tax Matters
Our ability to conduct business globally may be affected by a variety of legal, regulatory, political, and economic risks.
Our ability to capitalize on growth in new international markets and to maintain our current level of operations in our existing markets is subject to certain risks associated with operating in various locations around the globe. These include, but are not limited to (i) complying with a variety of U.S. and foreign laws and regulations, including, but not limited to, trade, product labeling, and product safety restrictions, as well as forced labor regulations such as the Uyghur Forced Labor Prevention Act ("UFLPA") and the Countering America's Adversaries Through Sanctions Act ("CAATSA"), both of which prohibit the importation of goods made in whole or in part in certain territories, or by certain identified entities, and grants U.S. Customs & Border Protection the authority to detain, exclude, or seize goods and assess monetary penalties and fines, the Foreign Corrupt Practices Act, which prohibits U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business, and similar foreign country laws, such as the U.K. Bribery Act, which prohibits U.K. and related companies from any form of bribery; (ii) adapting to local customs and culture; (iii) unexpected changes in laws, judicial processes, or regulatory requirements; (iv) the imposition of additional duties, tariffs, taxes, and other charges or other barriers to trade; (v) changes in diplomatic and trade relationships; (vi) civil and political instability, military conflicts, and terrorist attacks; (vii) pandemic diseases, such as COVID-19; and (viii) general economic fluctuations in specific countries or markets.
Changes in regulatory, geopolitical, social, economic, or monetary policies and other factors may have a material adverse effect on our business in the future or may require us to exit a particular market or significantly modify our current business practices. For example, the global economy has been negatively impacted by the Russia-Ukraine war. Several countries, including the U.S., have imposed significant economic sanctions against Russia, including export controls and other trade restrictions with Russian entities. We have also voluntarily elected to suspend operations in Russia in protest of the conflict. While the suspension of our operations in Russia have not resulted in a material impact to our consolidated financial statements, our business has been impacted by the broader macroeconomic implications resulting from the war, including unfavorable foreign currency exchange rates, increases in energy prices, food shortages, and volatility in financial markets, among other factors, which have adversely impacted consumer sentiment and confidence. It is not clear at this time how long the conflict will endure, or if it will escalate further with additional countries declaring war against each other, which could further compound the adverse impact to the global economy.
Further, in recent years both the U.S. and China have imposed new tariffs on each other related to the importation of certain product categories, including imports of apparel into the U.S. from China. As a result of actions to mitigate our exposure to the resulting tariffs, which have included diverting production to and sourcing from other countries, driving productivity within our existing supplier base, and taking pricing actions, the tariffs enacted to date have not had a material adverse impact on our business operations. However, if the U.S. decides to impose additional tariffs on apparel or other of our goods imported from China, there can be no assurance that we will be able to offset all related increased costs, which could be material to our business operations as approximately 19% of our products are currently sourced from China. We cannot predict if, and to what extent, other countries in which our products are currently manufactured or will be manufactured in the future, will be subject to additional tariffs, new trade restrictions, or other changes to existing international trade agreements, any of which could have a material adverse impact on our business. For a discussion of risks associated with the importation of products, see "Risks

Related to our Business and Operations — Our business is subject to risks associated with importing products and the ability of our manufacturers to produce our goods on time and to our specifications."
Our business could also be impacted by changes to the tax laws and regulations in the countries where we operate. For example, in August 2022, President Biden signed the Inflation Reduction Act ("IRA") into law. The IRA enacted a 15% corporate minimum tax rate (subject to certain thresholds being met) that will be applicable to the Company beginning in its Fiscal 2024, a 1% excise tax on share repurchases made after December 31, 2022, and created and extended certain tax-related energy incentives. Additionally, the Organisation for Economic Co-operation and Development (the "OECD"), which represents a coalition of member countries, has proposed changes to numerous long-standing tax principles through its Base Erosion and Profit Shifting project, which is focused on a number of issues, including the creation of a global minimum tax commonly referred to as "Pillar Two." Currently, South Korea and Japan are the only countries to have enacted legislation consistent with the OECD's proposals under Pillar Two. However, in December 2022, the European Union member states agreed to implement the OECD's Pillar Two global minimum tax rate of 15%, which is expected to go into effect during calendar 2024, and other countries are expected to implement related legislation in the near future. We cannot be certain if or when other countries will enact new legislation or how closely any such new legislation will align with the OECD's Pillar Two framework. The Company is currently evaluating the potential impact of such newly enacted and proposed legislation on its future consolidated financial statements. Additionally, other taxing authorities of certain state, local, and other foreign jurisdictions may also decide to modify existing tax laws. We cannot predict which, if any, of these items or others will be enacted into law or the resulting impact any such enactment will have on our business operations, which could be material.
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
We are involved in certain legal proceedings and regulatory matters and are subject from time to time to various claims involving alleged breach of contract claims, intellectual property and other related claims, escheatment and unclaimed property, credit card fraud, security breaches in certain of our retail store information systems, employment issues, consumer matters, lease disputes, and other litigation. Certain of these lawsuits and claims, if decided adversely to us or settled by us, could result in material liability to our Company or have a negative impact on our reputation or relations with our employees, customers, licensing partners, or other third parties. Other potential claimants may also be encouraged to bring suits against us based on a settlement from us or adverse court decision against us for similar claims or allegations as their own. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings could result in substantial costs and may require our Company to devote substantial time and resources to defend itself. Further, changes in governmental regulations both in the U.S. and in other countries where we conduct business operations could have an adverse impact on our business. See Item 3 — "Legal Proceedings" for further discussion of our Company's legal matters.
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
In addition, we have historically returned value to shareholders through our payment of quarterly cash dividends and common stock share repurchases. Investors may have an expectation that we will continue to pay quarterly cash dividends, further increase our cash dividend rate, and/or repurchase shares available under our Class A common stock repurchase program. Our ability to pay quarterly cash dividends and repurchase our Class A common stock will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive, and other factors that are beyond our control, such as impacts related to the COVID-19 pandemic, which in the past had resulted in us temporarily suspending our quarterly cash dividend and share repurchases. Although both of these programs are currently active (and were so throughout Fiscal 2023), our Board of Directors may, at its discretion, elect to suspend or otherwise alter these programs at any time. The market price of our securities could be adversely affected if our cash dividend payments and/or Class A common stock share repurchase activity differ from investors' expectations.
The voting shares of our Company's stock are concentrated in one majority stockholder.
As of April 1, 2023, Mr. Ralph Lauren, or entities controlled by the Lauren family, held approximately 86% of the voting power of the outstanding common stock of our Company. In addition, Mr. R. Lauren serves as our Executive Chairman and Chief Creative Officer, Mr. R. Lauren's son, Mr. David Lauren, serves as our Chief Branding and Innovation Officer, Strategic Advisor to the CEO, and Vice Chairman of the Board of Directors, and we employ other members of the Lauren family. From time to time, we may have other business dealings with Mr. R. Lauren, members of the Lauren family, or entities affiliated with Mr. R. Lauren or the Lauren family. As a result of his stock ownership and position in our Company, Mr. R. Lauren has the ability to exercise significant control over our business, including, without limitation, (i) the election of our Class B common stock directors, voting separately as a class and (ii) any action requiring the approval of our stockholders, including the adoption of amendments to our certificate of incorporation and the approval of mergers or sales of all or substantially all of our assets.

Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
We primarily lease space for our retail stores, showrooms, warehouses, and offices in various domestic and international locations. We do not own any real property except for our retail digital commerce call center and distribution facility in High Point, North Carolina, and our retail stores in Southampton and Easthampton, New York, and Nantucket, Massachusetts, which we own.
We believe that our existing facilities are well maintained, in good operating condition, and are adequate for our present level of operations.
The following table sets forth information relating to our principal properties as of April 1, 2023:

Location	Use	Approximate Square Feet

NC Highway 66, High Point, NC	Wholesale and retail distribution facility	847,000
N. Pendleton Street, High Point, NC	Retail digital commerce call center and distribution facility	805,000
Whitsett, NC	Wholesale and retail distribution facility	520,600
Greensboro, NC	Wholesale and retail distribution facility	357,400
650 Madison Avenue, NYC	Executive and corporate offices, design studio, and showrooms	240,800
601 West 26th Street, NYC	Corporate offices	216,200
Long Island City, NY	Corporate offices, design and digital production studios, showrooms, and warehousing	206,700
Nutley, NJ	Corporate offices	109,300
Spinners Building, Hong Kong	Asia sourcing offices	67,000
Gateway Office, Hong Kong	Asia corporate offices	37,500
Geneva, Switzerland	Europe corporate office	31,200
Shanghai, China	Asia corporate offices	28,800
Watford, UK	Europe corporate offices	28,000
London, UK	Europe corporate offices	19,650
888 Madison Avenue, NYC	Retail flagship store	37,900
N. Michigan Avenue, Chicago	Retail flagship store	37,500
New Bond Street, London, UK	Retail flagship store	31,500
867 Madison Avenue, NYC	Retail flagship store	27,700
Paris, France	Retail flagship store	25,700
Tokyo, Japan	Retail flagship store	25,000
N. Rodeo Drive, Beverly Hills	Retail flagship store	22,200
Milan, Italy	Retail flagship store	14,900
Prince's Building, Hong Kong	Retail flagship store	9,800
As of April 1, 2023, we directly operated 553 retail stores, totaling approximately 4.1 million square feet. We expect that we will be able to extend our retail store leases, as well as leases for our non-retail facilities, which expire in the near future on satisfactory terms or otherwise relocate to desirable alternate locations. We generally lease our freestanding retail stores for initial periods ranging from 3 to 10 years, with renewal options. See Item 1A — "Risk Factors — Risks Related to our Business and Operations — Our business is subject to risks associated with leasing real estate and other assets under long-term, non-cancellable leases."

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
PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
As of May 19, 2023, there were 622 holders of record of our Class A common stock and 7 holders of record of our Class B common stock. Our Class A common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "RL." All of our outstanding shares of Class B common stock are owned by Mr. Ralph Lauren, Executive Chairman and Chief Creative Officer, and entities controlled by the Lauren family. Shares of our Class B common stock may be converted immediately into Class A common stock on a one-for-one basis by the holder. There is no cash or other consideration paid by the holder converting the shares and, accordingly, there is no cash or other consideration received by the Company. The shares of Class A common stock issued by the Company in such conversions are exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. No shares of our Class B common stock were converted into Class A common stock during the fiscal quarter ended April 1, 2023.
The following table sets forth repurchases of shares of our Class A common stock during the fiscal quarter ended April 1, 2023:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(a)
					(millions)
January 1, 2023 to January 28, 2023	—		$—	—	$1,217
January 29, 2023 to February 25, 2023	—		—	—	1,217
February 26, 2023 to April 1, 2023	379,328	(b)	112.75	376,474	1,175
	379,328			376,474

(a)    As of April 1, 2023, the remaining availability under our Class A common stock repurchase program was approximately $1.175 billion, reflecting the February 2, 2022 approval by our Board of Directors to expand the program by up to an additional $1.500 billion of Class A common stock repurchases. Repurchases of shares of Class A common stock are subject to overall business and market conditions.
(b)    Includes 2,854 shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.

The following graph compares the cumulative total stockholder return (stock price appreciation plus dividends) on our Class A common stock to the cumulative total return of the Standard & Poor's ("S&P") 500 Index, the S&P 1500 Apparel, Accessories & Luxury Goods Index, and a prior peer group index (the "Prior Peer Group") for the period from March 31, 2018, the last day of our 2018 fiscal year, through April 1, 2023, the last day of our 2023 fiscal year. During Fiscal 2023, the Company determined that the S&P Composite 1500 Apparel, Accessories & Luxury Goods Index is a more appropriate comparison due to the composition of the included companies given their size, comparable products, and lines of business. Our Prior Peer Group consisted of Burberry Group PLC, Compagnie Financière Richemont SA, EssilorLuxottica SA, The Estée Lauder Companies Inc., Hermes International, Kering, LVMH, PVH Corp., Tapestry, Inc., Tod's S.p.A., and V.F. Corporation. All calculations for foreign companies in our Prior Peer Group are performed using the local foreign issue of such companies. The returns are calculated by assuming a $100 investment made on March 31, 2018 in the Class A common stock and each index, with all dividends reinvested.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Ralph Lauren Corporation, the S&P 500 Index,
S&P 1500 Apparel, Accessories & Luxury Goods Index, and the Prior Peer Group

$300
$200
$100
$0
03/31/18
03/30/19
03/28/20
03/27/21
04/02/22
04/01/23
Ralph Lauren Corporation
S&P 500
S&P Composite 1500 Apparel, Accessories & Luxury Goods
Prior Peer Group

Item 6.    Reserved

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read together with our audited consolidated financial statements and notes thereto, which are included in this Annual Report on Form 10-K. We utilize a 52-53 week fiscal year ending on the Saturday immediately before or after March 31. As such, Fiscal 2023 ended on April 1, 2023 and was a 52-week period; Fiscal 2022 ended on April 2, 2022 and was a 53-week period; Fiscal 2021 ended on March 27, 2021 and was a 52-week period; and Fiscal 2024 will end on March 30, 2024 and will be a 52-week period.
INTRODUCTION
MD&A is provided as a supplement to the accompanying consolidated financial statements and notes thereto to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:
•Overview.    This section provides a general description of our business, global economic conditions and industry trends, and a summary of our financial performance for Fiscal 2023. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.
•Results of operations.    This section provides an analysis of our results of operations for Fiscal 2023 and Fiscal 2022 as compared to the respective prior fiscal year.
•Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of April 1, 2023, which includes (i) an analysis of our financial condition as compared to the prior fiscal year-end; (ii) an analysis of changes in our cash flows for Fiscal 2023 and Fiscal 2022 as compared to the respective prior fiscal year; (iii) an analysis of our liquidity, including the availability under our commercial paper borrowing program and credit facilities, our outstanding debt and covenant compliance, common stock repurchases, and payments of dividends; and (iv) a summary of our material cash requirements as of April 1, 2023.
•Market risk management.    This section discusses how we manage our risk exposures related to foreign currency exchange rates, interest rates, and our investments as of April 1, 2023.
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

We organize our business into the following three reportable segments:
•North America — Our North America segment, representing approximately 47% of our Fiscal 2023 net revenues, primarily consists of sales of our Ralph Lauren branded products made through our retail and wholesale businesses primarily in the U.S. and Canada. In North America, our retail business is primarily comprised of our Ralph Lauren stores, our outlet stores, and our digital commerce site, www.RalphLauren.com. Our wholesale business in North America is comprised primarily of sales to department stores and, to a lesser extent, specialty stores.
•Europe — Our Europe segment, representing approximately 29% of our Fiscal 2023 net revenues, primarily consists of sales of our Ralph Lauren branded products made through our retail and wholesale businesses in Europe and emerging markets. In Europe, our retail business is primarily comprised of our Ralph Lauren stores, our outlet stores, our concession-based shop-within-shops, and our various digital commerce sites. Our wholesale business in Europe is comprised primarily of a varying mix of sales to both department stores and specialty stores, depending on the country, as well as to various third-party digital partners.
•Asia — Our Asia segment, representing approximately 22% of our Fiscal 2023 net revenues, primarily consists of sales of our Ralph Lauren branded products made through our retail and wholesale businesses in Asia, Australia, and New Zealand. Our retail business in Asia is primarily comprised of our Ralph Lauren stores, our outlet stores, our concession-based shop-within-shops, and our various digital commerce sites. In addition, we sell our products online through various third-party digital partner commerce sites. Our wholesale business in Asia is comprised primarily of sales to department stores, with related products distributed through shop-within-shops.
No operating segments were aggregated to form our reportable segments. In addition to these reportable segments, we also have other non-reportable segments, representing approximately 2% of our Fiscal 2023 net revenues, which primarily consist of Ralph Lauren and Chaps branded royalty revenues earned through our global licensing alliances. In addition, prior to its disposition at the end of our first quarter of Fiscal 2022, our other non-reportable segments also included sales of Club Monaco branded products made through our retail and wholesale businesses in the U.S., Canada, and Europe, and our licensing alliances in Asia. Refer to "Recent Developments" for additional discussion regarding the disposition of our former Club Monaco business, as well as the transition of our Chaps business to a fully licensed business model.
Approximately 53% of our Fiscal 2023 net revenues were earned outside of the U.S. See Note 20 to the accompanying consolidated financial statements for further discussion of our segment reporting structure.
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
Recent Developments
COVID-19 Pandemic
Beginning in the fourth quarter of our fiscal year ended March 28, 2020 ("Fiscal 2020"), a novel strain of coronavirus commonly referred to as COVID-19 emerged and spread rapidly across the globe, including throughout all major geographies in which we operate, resulting in widespread adverse economic conditions and business disruptions. Since then, governments worldwide have periodically imposed preventative and protective actions, such as temporary travel bans, forced business closures, and stay-at-home orders, all in an effort to reduce the spread of the virus. Such actions have negatively impacted retail traffic, tourism, and consumer spending on discretionary items to varying degrees over the course of the pandemic.
As a result of the COVID-19 pandemic, we have experienced varying degrees of business disruptions and periods of closure of our stores, distribution centers, and corporate facilities, as have our wholesale customers, licensing partners, suppliers, and vendors. During the first quarter of Fiscal 2021 at the peak of the pandemic, the majority of our stores in key markets were closed for an average of 8 to 10 weeks due to government-mandated lockdowns and other restrictions, resulting in significant adverse impacts to our operating results. Resurgences and outbreaks in certain parts of the world resulted in further business disruptions periodically throughout Fiscal 2021, most notably in Europe where a significant number of our stores were closed for approximately 2 to 3 months during the second half of Fiscal 2021, including during the holiday period, due to government-mandated lockdowns and other restrictions. Such disruptions continued throughout Fiscal 2022 and Fiscal 2023 in certain regions, although to a lesser extent than Fiscal 2021. Further, throughout the course of the pandemic, the majority of our stores that were able to remain open have periodically been subject to limited operating hours and/or customer capacity levels in accordance with local health guidelines, with traffic remaining challenged. However, our digital commerce operations have grown significantly from pre-pandemic levels, due in part to our investments and enhanced capabilities, as well as changes in consumer shopping preferences.
The COVID-19 pandemic also adversely impacted our distribution, logistic, and sourcing partners, including temporary factory closures, labor shortages, vessel, container and other transportation shortages, and port congestion. Such disruptions resulted in periods of reduced availability of inventory, delayed timing of inventory receipts, and increased costs for both the purchase and transportation of such inventory, most notably during Fiscal 2022 and the first half of Fiscal 2023.
The pandemic continues to evolve, with resurgences and outbreaks occurring in certain parts of the world during Fiscal 2023, including those resulting from variants of the virus. While the impact of these disruptions has generally been less significant than those experienced in Fiscal 2021 and Fiscal 2022, we cannot predict for how long and to what extent the pandemic may continue to impact our business operations, the global supply chain, or the overall global economy. See Item 1A — "Risk Factors — Risks Related to Macroeconomic Conditions — Infectious disease outbreaks, such as the COVID-19 pandemic, could have a material adverse effect on our business" for additional discussion regarding risks to our business associated with the COVID-19 pandemic.
Fiscal 2021 Strategic Realignment Plan
We have undertaken efforts to realign our resources to support future growth and profitability, and to create a sustainable, enhanced cost structure. The key initiatives underlying these efforts involved evaluation of our: (i) team organizational structures and ways of working; (ii) real estate footprint and related costs across our corporate offices, distribution centers, and direct-to-consumer retail and wholesale doors; and (iii) brand portfolio.
In connection with the first initiative, on September 17, 2020, our Board of Directors approved a restructuring plan (the "Fiscal 2021 Strategic Realignment Plan") to reduce our global workforce. Additionally, during a preliminary review of our store portfolio during the second quarter of Fiscal 2021, we decided to close our Polo store on Regent Street in London.
Shortly thereafter, on October 29, 2020, we announced the planned transition of our Chaps brand to a fully licensed business model, consistent with our long-term brand elevation strategy and in connection with our third initiative. Specifically, we entered into a multi-year licensing partnership, which took effect on August 1, 2021 following a transition period, with an affiliate of 5 Star Apparel LLC, a division of the OVED Group, to manufacture, market, and distribute Chaps menswear and womenswear. The products are being sold at existing channels of distribution with opportunities for expansion into additional channels and markets globally. This agreement created incremental value for the Company by enabling an even greater focus on elevating our core brands in the marketplace, reducing our direct exposure to the North America department store channel, and setting up Chaps to deliver on its potential with an experienced partner that is focused on nurturing the brand.
Later, on February 3, 2021, our Board of Directors approved additional actions related to our real estate initiative. Specifically, we further rightsized and consolidated our global corporate offices to better align with our organizational profile and new ways of working. We also closed certain of our stores to improve overall profitability. Additionally, we further consolidated our North America distribution centers in order to drive greater efficiencies, improve sustainability, and deliver a better consumer experience.
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

In connection with the Fiscal 2021 Strategic Realignment Plan, we have recorded cumulative pre-tax charges of $281.8 million since its inception, of which $19.7 million, $25.3 million, and $236.8 million were recorded during Fiscal 2023, Fiscal 2022, and Fiscal 2021, respectively. Actions associated with the Fiscal 2021 Strategic Realignment Plan are now complete and are expected to result in gross annualized pre-tax expense savings of approximately $200 million, a portion of which is being reinvested into the business.
See Note 9 to our accompanying consolidated financial statements for additional discussion regarding charges recorded in connection with the Fiscal 2021 Strategic Restructuring Plan.
Global Economic Conditions and Industry Trends
The global economy and retail industry are impacted by many different factors. For example, changes in economic conditions in the U.S., most notably inflationary pressures (including increases in the cost of raw materials, transportation, and salaries & benefits), rising interest rates, significant foreign currency volatility, recent bank failures, and concerns of a potential recession, continue to impact consumer discretionary income levels, spending, and sentiment in the U.S. and beyond. In response to such pressures, as well as in an effort to reduce elevated inventory levels, many U.S. retailers have become increasingly more promotional in an attempt to offset traffic declines and increase conversion. Certain other worldwide events and factors, such as international trade relations, new legislation and regulations, taxation or monetary policy changes, political and civil unrest, and growing diplomatic tensions, among other factors, have also adversely impacted the global economy. The continuation of these trends could have a material adverse effect on our business or operating results.
The global economy has also been negatively impacted by the Russia-Ukraine war. Several countries including the U.S. have imposed significant economic sanctions against Russia, including export controls and other trade restrictions with Russian entities. We have also voluntarily elected to suspend operations in Russia. While the suspension of our operations in Russia has not resulted in a material impact to our consolidated financial statements, our business has been impacted by the broader macroeconomic implications resulting from the war, including unfavorable foreign currency exchange rates, increases in energy prices, food shortages, and volatility in financial markets, among other factors, which have adversely impacted consumer sentiment and confidence. It is not clear at this time how long the conflict will endure, or if it will escalate further with additional countries declaring war against each other, which could further compound the adverse impact to the global economy.
The global economy also continues to be impacted by the COVID-19 pandemic, although to a much lesser extent than what was experienced during the first year of the pandemic. As discussed in "Recent Developments," during the last twelve months certain geographic regions continue to be impacted by temporary store closures, restricted operating hours, and/or reduced staffing due to elevated infection levels. Despite the development of COVID-19 vaccines and the general lessening of the pandemic's impact on our operating results over time, it is uncertain to what extent the pandemic may continue to impact the global economy.
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

Summary of Financial Performance
Operating Results
In Fiscal 2023, we reported net revenues of $6.444 billion, net income of $522.7 million, and net income per diluted share of $7.58, as compared to net revenues of $6.219 billion, net income of $600.1 million, and net income per diluted share of $8.07 in Fiscal 2022. The comparability of our operating results has been affected by net restructuring-related charges, impairment of assets, and certain other benefits (charges), as well as the impacts of the 53rd week in Fiscal 2022, the disposition of our former Club Monaco business at the end of the first quarter of Fiscal 2022, and the transition of our Chaps business to a fully licensed business model during the second quarter of Fiscal 2022, as discussed further below. We also continue to experience varying degrees of business disruptions resulting from the current macroeconomic environment, including ongoing inflationary pressures, foreign currency volatility, the war in Ukraine, and COVID-19-related disruptions.
Our operating performance for Fiscal 2023 reflected revenue increases of 3.6% on a reported basis and 9.4% on a constant currency basis, as defined within "Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition" below. These increases in net revenues reflected growth across all of our reportable segments despite the negative impact associated with the absence of the 53rd week, which resulted in incremental net revenues of $62.7 million during the prior fiscal year; the transition of our Chaps business to a fully licensed business model during the second quarter of Fiscal 2022; and the disposition of our former Club Monaco business at the end of the first quarter of Fiscal 2022.
Our gross profit as a percentage of net revenues decreased by 210 basis points to 64.6% during Fiscal 2023, primarily driven by inflationary cost pressures, unfavorable foreign currency effects, and higher non-routine inventory charges recorded during Fiscal 2023 as compared to the prior fiscal year, partially offset by higher pricing.
Selling, general, and administrative ("SG&A") expenses as a percentage of net revenues during Fiscal 2023 decreased by 30 basis points to 52.9%, driven by operating leverage on higher net revenues.
Net income decreased by $77.4 million to $522.7 million in Fiscal 2023 as compared to Fiscal 2022, primarily due to a $94.2 million decline in our operating income, partially offset by a $31.5 million decline in non-operating expense, net. Net income per diluted share decreased by $0.49 to $7.58 per share during Fiscal 2023 driven by the lower level of net income, partially offset by lower weighted-average diluted shares outstanding.
During Fiscal 2023 and Fiscal 2022, our operating results were negatively impacted by net restructuring-related charges, impairment of assets, and certain other charges (benefits) totaling $66.0 million and $32.6 million, respectively, which had an after-tax effect of reducing net income by $52.9 million, or $0.76 per diluted share, and $23.2 million, or $0.31 per diluted share, respectively. Net income during Fiscal 2022 reflected the favorable impact of the inclusion of the 53rd week, which increased net income by $16.5 million, or approximately $0.22 per diluted share.
Financial Condition and Liquidity
We ended Fiscal 2023 in a net cash and short-term investments position (calculated as cash and cash equivalents, plus short-term investments, less total debt) of $427.2 million, as compared to $962.1 million as of the end of Fiscal 2022. The decrease in our net cash and short-term investments position during Fiscal 2023 as compared to Fiscal 2022 was primarily due to our use of cash to support Class A common stock repurchases of $488.6 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to invest in our business through $217.5 million in capital expenditures, and to make dividend payments of $198.3 million, as well as the unfavorable effect of exchange rate changes on our cash, cash equivalents, and restricted cash of $8.8 million partially offset by operating cash flows of $411.0 million.
Net cash provided by operating activities was $411.0 million during Fiscal 2023, as compared to $715.9 million during Fiscal 2022. The net decrease in cash provided by operating activities was due to a net unfavorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period, as well as the decline in net income before non-cash charges.
Our equity decreased to $2.431 billion as of April 1, 2023, compared to $2.536 billion as of April 2, 2022, due to our share repurchase activity and dividends declared during Fiscal 2023, partially offset by our comprehensive income and the net impact of stock-based compensation arrangements.

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
•pretax charges incurred in connection with our restructuring activities, as well as certain other benefits (charges), as summarized below (references to "Notes" are to the notes to the accompanying consolidated financial statements):

	Fiscal Years Ended
	April 1, 2023	April 2, 2022	March 27, 2021
	(millions)
Restructuring and other charges, net (see Note 9)	$(43.0)	$(22.2)	$(170.5)
Non-routine inventory benefits (charges)(a)	(15.4)	13.3	(29.3)
Impairment of assets (see Note 8)	(9.7)	(21.3)	(96.0)
Non-routine bad debt reversals (expense), net(b)	2.1	(2.4)	41.4
Total charges	$(66.0)	$(32.6)	$(254.4)

(a)Non-routine inventory benefits (charges) are recorded within cost of goods sold in the consolidated statements of operations. Non-routine inventory charges, net recorded during Fiscal 2023 primarily related to the Russia-Ukraine war (approximately $10 million) and delays in U.S. customs shipment reviews and approvals (approximately $5 million). Non-routine inventory benefits, net recorded during Fiscal 2022 related to COVID-19-related reserves. Non-routine inventory charges, net recorded during Fiscal 2021 related to COVID-19-related reserves (approximately $21 million) and our restructuring plans (approximately $8 million, see Note 9).
(b)Non-routine bad debt reversals (expense), net are recorded within SG&A expenses in the consolidated statements of operations. Non-routine bad debt reversals, net recorded during Fiscal 2023 primarily related to the Russia-Ukraine war. Non-routine bad debt expense, net recorded during Fiscal 2022 related to the Russia-Ukraine war (approximately $3 million), partially offset by COVID-19-related bad debt reversals (approximately $1 million). Non-routine bad debt reversals, net recorded during Fiscal 2021 related to COVID-19-related reserves.
•the inclusion of the 53rd week in Fiscal 2022, which resulted in incremental net revenues of $62.7 million and net income of $16.5 million, or approximately $0.22 per diluted share;
•the disposition of our former Club Monaco business at the end of the first quarter of Fiscal 2022. We did not recognize any net revenues during Fiscal 2023 in connection with our former Club Monaco business, whereas we recognized net revenues of approximately $34 million and $100 million during Fiscal 2022 and Fiscal 2021, respectively;
•the transition of our Chaps business to a fully licensed business model during the second quarter of Fiscal 2022, which resulted in declines in net revenues of approximately $15 million during Fiscal 2023 and $69 million during Fiscal 2022, each as compared to their respective prior fiscal year;
•incremental tax expense of $13.8 million recorded within our income tax provision during Fiscal 2021 related to new legislation enacted in connection with Swiss tax reform, which increased our effective tax rate by 1,840 basis points. During Fiscal 2022, we also recorded a charge of $6.4 million within restructuring and other charges, net in the consolidated statements of operations in connection with non-income-related capital taxes resulting from Swiss tax reform. See Note 10 to the accompanying consolidated financial statements for further discussion;
•incremental net tax expense of $46.6 million recorded within our income tax provision during Fiscal 2021 related to a valuation allowance provided against domestic losses attributable to COVID-19 business disruptions, international tax legislation enacted in connection with the European Union's anti-tax avoidance directive, and a net operating loss carryback under the CARES Act, which collectively negatively impacted our effective tax rate by 6,230 basis points; and
•other varying degrees of COVID-19 business disruptions during Fiscal 2023, Fiscal 2022, and Fiscal 2021, with the most prominent impacts occurring during Fiscal 2021.

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
Fiscal 2023 Compared to Fiscal 2022
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Fiscal Years Ended
	April 1, 2023	April 2, 2022	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$6,443.6	$6,218.5	$225.1	3.6%
Cost of goods sold	(2,277.8)	(2,071.0)	(206.8)	10.0%
Gross profit	4,165.8	4,147.5	18.3	0.4%
Gross profit as % of net revenues	64.6%	66.7%		(210	bps)
Selling, general, and administrative expenses	(3,408.9)	(3,305.6)	(103.3)	3.1%
SG&A expenses as % of net revenues	52.9%	53.2%		(30	bps)
Impairment of assets	(9.7)	(21.3)	11.6	(54.6%)
Restructuring and other charges, net	(43.0)	(22.2)	(20.8)	93.3%
Operating income	704.2	798.4	(94.2)	(11.8%)
Operating income as % of net revenues	10.9%	12.8%		(190	bps)
Interest expense	(40.4)	(54.0)	13.6	(25.3%)
Interest income	32.2	5.5	26.7	481.4%
Other income (expense), net	(4.1)	4.7	(8.8)	NM
Income before income taxes	691.9	754.6	(62.7)	(8.3%)
Income tax provision	(169.2)	(154.5)	(14.7)	9.5%
Effective tax rate(a)	24.5%	20.5%		400	bps
Net income	$522.7	$600.1	$(77.4)	(12.9%)
Net income per common share:
Basic	$7.72	$8.22	$(0.50)	(6.1%)
Diluted	$7.58	$8.07	$(0.49)	(6.1%)

(a)Effective tax rate is calculated by dividing the income tax provision by income before income taxes.
NM Not meaningful.
Net Revenues.    Net revenues increased by $225.1 million, or 3.6%, to $6.444 billion in Fiscal 2023 as compared to Fiscal 2022, including unfavorable foreign currency effects of $360.0 million. On a constant currency basis, net revenues increased by $585.1 million, or 9.4%. These increases in net revenues reflected growth across all of our reportable segments despite the negative impact associated with the absence of the 53rd week, which resulted in incremental net revenues of $62.7 million during the prior fiscal year; the transition of our Chaps business to a fully licensed business model during the second quarter of Fiscal 2022; and the disposition of our former Club Monaco business at the end of the first quarter of Fiscal 2022.
The following table summarizes the percentage change in our Fiscal 2023 consolidated comparable store sales as compared to the prior fiscal year:

% Change
Digital commerce	7%
Brick and mortar	8%
Total comparable store sales	8%

Our global average store count increased by 90 stores and concession shops during Fiscal 2023 compared with the prior fiscal year, driven by new openings primarily in Asia. The following table details our retail store presence by segment as of the periods presented:

	April 1, 2023	April 2, 2022
Freestanding Stores:
North America	237	239
Europe	104	95
Asia	212	170
Total freestanding stores	553	504

Concession Shops:
North America	1	1
Europe	29	29
Asia	692	654
Total concession shops	722	684
Total stores	1,275	1,188
In addition to our stores, we sell products online in North America, Europe, and Asia through our various digital commerce sites, as well as through our Polo mobile app in North America. We also sell products online through various third-party digital partner commerce sites, primarily in Asia.
Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the prior fiscal year, are provided below:

	Fiscal Years Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	April 1, 2023	April 2, 2022	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$3,020.5	$2,968.2	$52.3	$(5.6)	$57.9	1.8%	2.0%
Europe	1,839.2	1,780.7	58.5	(196.3)	254.8	3.3%	14.3%
Asia	1,426.7	1,286.8	139.9	(157.9)	297.8	10.9%	23.1%
Other non-reportable segments(a)	157.2	182.8	(25.6)	(0.2)	(25.4)	(14.0%)	(13.9%)
Total net revenues	$6,443.6	$6,218.5	$225.1	$(360.0)	$585.1	3.6%	9.4%

(a)Reflects the disposition of our former Club Monaco business at the end of the first quarter of Fiscal 2022.
North America net revenues — Net revenues increased by $52.3 million, or 1.8%, during Fiscal 2023 as compared to Fiscal 2022. This increase reflected the absence of the 53rd week, which resulted in incremental net revenues of approximately $30 million during the prior fiscal year, primarily related to our retail business. On a constant currency basis, net revenues increased by $57.9 million, or 2.0%.
The $52.3 million increase in North America net revenues was driven by:
•a $58.3 million increase related to our North America wholesale business largely driven by stronger sell-in trends as compared to the prior fiscal year. This increase was realized despite the transition of our Chaps business to a fully licensed business model during the second quarter of Fiscal 2022.

This increase was partially offset by:
•a $6.0 million decrease related to our North America retail business, reflecting the absence of the 53rd week, which resulted in incremental net revenues of approximately $28 million during the prior fiscal year. On a constant currency basis, net revenues decreased by $2.4 million, reflecting a decrease of $24.9 million in non-comparable store sales driven by the absence on the 53rd week, partially offset by an increase of $22.5 million in comparable store sales. The following table summarizes the percentage change in comparable store sales related to our North America retail business:

% Change
Digital commerce	3%
Brick and mortar	1%
Total comparable store sales	1%
Europe net revenues — Net revenues increased by $58.5 million, or 3.3%, during Fiscal 2023 as compared to Fiscal 2022. This increase reflected the absence of the 53rd week, which resulted in incremental net revenues of approximately $12 million during the prior fiscal year related to our retail business. On a constant currency basis, net revenues increased by $254.8 million, or 14.3%.
The $58.5 million increase in Europe net revenues was driven by:
•a $30.1 million increase related to our Europe retail business, inclusive of unfavorable foreign currency effects of $92.3 million and the absence of the 53rd week. On a constant currency basis, net revenues increased by $122.4 million reflecting increases of $88.8 million in comparable store sales and $33.6 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Europe retail business:

% Change
Digital commerce	10%
Brick and mortar	14%
Total comparable store sales	13%
•a $28.4 million increase related to our Europe wholesale business largely driven by stronger post-pandemic demand during the first half of Fiscal 2023, coupled with improved timing of inventory receipts and fulfillment of customer orders, partially offset by unfavorable foreign currency effects of $104.0 million.
Asia net revenues — Net revenues increased by $139.9 million, or 10.9%, during Fiscal 2023 as compared to Fiscal 2022, despite ongoing COVID-19-related disruptions continuing to sporadically occur throughout the fiscal year, as well as the absence of the 53rd week, which resulted in incremental net revenues of approximately $21 million during the prior fiscal year related to our retail business. On a constant currency basis, net revenues increased by $297.8 million, or 23.1%.
The $139.9 million increase in Asia net revenues was driven by:
•a $114.7 million increase related to our Asia retail business, inclusive of unfavorable foreign currency effects of $148.5 million and the absence of the 53rd week. On a constant currency basis, net revenues increased by $263.2 million reflecting increases of $164.8 million in comparable store sales and $98.4 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Asia retail business:

% Change
Digital commerce	24%
Brick and mortar	17%
Total comparable store sales	17%
•a $25.2 million increase related to our Asia wholesale business, reflecting increases most notably in Japan, South Korea, and Australia, partially offset by unfavorable foreign currency effects of $9.4 million.

Gross Profit.    Gross profit increased by $18.3 million, or 0.4%, to $4.166 billion in Fiscal 2023, including unfavorable foreign currency effects of $330.3 million. Gross profit as a percentage of net revenues decreased to 64.6% in Fiscal 2023 from 66.7% in Fiscal 2022. The 210 basis point decline was primarily driven by inflationary cost pressures, unfavorable foreign currency effects, and higher non-routine inventory charges recorded during Fiscal 2023 as compared to the prior fiscal year, partially offset by higher pricing.
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
Selling, General, and Administrative Expenses.    SG&A expenses include costs relating to compensation and benefits, advertising and marketing, rent and occupancy, distribution, information technology, legal, depreciation and amortization, bad debt, and other selling and administrative costs. SG&A expenses increased by $103.3 million, or 3.1%, to $3.409 billion in Fiscal 2023, including favorable foreign currency effects of $165.8 million. SG&A expenses as a percentage of net revenues decreased to 52.9% in Fiscal 2023 from 53.2% in Fiscal 2022. The 30 basis point decline was driven by operating leverage on higher net revenues.
The $103.3 million increase in SG&A expenses was driven by:

Fiscal 2023 Compared to Fiscal 2022
(millions)
SG&A expense category:
Compensation-related expenses	$44.1
Shipping and handling costs	24.8
Staff-related expenses	21.8
Selling-related expenses	17.3
Consulting and professional fees	15.3
Non-income-related taxes	(19.7)
Marketing and advertising expenses	(18.2)
Other	17.9
Total increase in SG&A expenses	$103.3
Impairment of Assets.   During Fiscal 2023 and Fiscal 2022, we recorded impairment charges of $9.7 million and $21.3 million, respectively, to write-down certain long-lived assets. See Note 8 to the accompanying consolidated financial statements.
Restructuring and Other Charges, Net.   During Fiscal 2023 and Fiscal 2022, we recorded net restructuring charges and benefits of $19.2 million and $4.0 million, respectively, primarily consisting of severance and benefits costs (reversals) and restructuring-related other charges, as well as other charges of $23.8 million and $11.8 million, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired. Additionally, during Fiscal 2023 and Fiscal 2022, we recognized income of $3.5 million and $4.0 million, respectively, related to consideration received from Regent in connection with the sale of Club Monaco. We donated this income to The Ralph Lauren Corporate Foundation, a non-profit, charitable foundation, which resulted in a related offsetting $3.5 million and $4.0 million donation expense recorded within restructuring and other charges, net in the consolidated statements of operations during Fiscal 2023 and Fiscal 2022, respectively. We also recorded charges of $6.4 million during Fiscal 2022 in connection with non-income-related capital taxes resulting from Swiss tax reform. See Note 9 to the accompanying consolidated financial statements.
Operating Income.    Operating income decreased by $94.2 million, or 11.8%, to $704.2 million during Fiscal 2023, reflecting unfavorable foreign currency effects of $164.5 million. Our operating results during Fiscal 2023 and Fiscal 2022 were negatively impacted by net restructuring-related charges, impairment of assets, and certain other charges (benefits) totaling $66.0 million and $32.6 million, respectively. Operating income as a percentage of net revenues was 10.9% in Fiscal 2023, reflecting a 190 basis point decline from Fiscal 2022. The decline in operating income as a percentage of net revenues was primarily driven by the decrease in our gross margin and higher net restructuring-related charges, impairment of assets, and certain other charges (benefits) recorded during Fiscal 2023 as compared to the prior fiscal year, partially offset by the decline in SG&A expenses as a percentage of net revenues, all as previously discussed.
Operating income and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the prior fiscal year, are provided below:

	Fiscal Years Ended
	April 1, 2023		April 2, 2022
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$543.2	18.0%	$676.7	22.8%	$(133.5)	(480 bps)
Europe	406.5	22.1%	444.0	24.9%	(37.5)	(280 bps)
Asia	289.6	20.3%	228.8	17.8%	60.8	250 bps
Other non-reportable segments(a)	146.4	93.1%	138.4	75.7%	8.0	1,740 bps
	1,385.7		1,487.9		(102.2)
Unallocated corporate expenses	(638.5)		(667.3)		28.8
Unallocated restructuring and other charges, net	(43.0)		(22.2)		(20.8)
Total operating income	$704.2	10.9%	$798.4	12.8%	$(94.2)	(190 bps)

(a)Reflects the disposition of our former Club Monaco business at the end of the first quarter of Fiscal 2022.
North America operating margin declined by 480 basis points, primarily due to the unfavorable impacts of approximately 320 basis points and 50 basis points related to our retail and wholesale businesses, respectively, both driven by an increase in SG&A expenses as a percentage of net revenues and a decline in our gross margin. The overall decline in operating margin also reflected the unfavorable impact of 110 basis points attributable to higher asset impairment charges recorded during Fiscal 2023 as compared to the prior fiscal year.
Europe operating margin declined by 280 basis points, primarily due to the unfavorable impacts of 310 basis points attributable to foreign currency effects and approximately 50 basis points related to our retail business driven by a decline in our gross margin, partially offset by a decline in SG&A expenses as a percentage of net revenues. These declines in operating margin were partially offset by the favorable impact of approximately 60 basis points related to our wholesale business, largely attributable to an increase in our gross margin. The overall decline in operating margin also reflected the favorable impact of 20 basis points attributable to lower non-routine bad debt expenses recorded during Fiscal 2023 as compared to the prior fiscal year.
Asia operating margin improved by 250 basis points, primarily due to the favorable impact of approximately 370 basis points related to our retail business driven by a decline in SG&A expenses as a percentage of net revenues and an increase in our gross margin. The overall improvement in operating margin also reflected the favorable impact of approximately 50 basis points attributable to other factors, most notably favorable channel mix. These increases in operating margin were partially offset by the unfavorable impact of 170 basis points attributable to foreign currency effects.
Unallocated corporate expenses decreased by $28.8 million to $638.5 million in Fiscal 2023. The decline in unallocated corporate expenses was due to lower impairment charges of $17.3 million, lower non-income-related taxes of $16.9 million, lower compensation-related expenses of $11.5 million, and lower other expenses of $4.5 million, partially offset by higher consulting fees of $10.7 million and higher staff-related expenses of $10.7 million.
Unallocated restructuring and other charges, net increased by $20.8 million to $43.0 million in Fiscal 2023, as previously discussed above and in Note 9 to the accompanying consolidated financial statements.

Non-operating Income (Expense), Net.    Non-operating income (expense), net is comprised of interest expense, interest income, and other income (expense), net, which includes foreign currency gains (losses), equity in income (losses) from our equity-method investees, and other non-operating expenses. During Fiscal 2023 and Fiscal 2022, we reported non-operating expense, net, of $12.3 million and $43.8 million, respectively. The $31.5 million decrease in non-operating expense, net was driven by:
•a $26.7 million increase in interest income, primarily driven by higher interest rates in financial markets; and
•a $13.6 million decrease in interest expense, primarily driven by the lower average level of outstanding debt during Fiscal 2023 as compared to the prior fiscal year resulting from our repayment of the 1.700% Senior Notes that matured on June 15, 2022 (see "Financial Condition and Liquidity — Cash Flows").
These favorable variances were partially offset by an increase in other expense, net of $8.8 million primarily driven by higher net foreign currency losses during Fiscal 2023 as compared to the prior fiscal year.
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
The income tax provision and effective tax rate in Fiscal 2023 were $169.2 million and 24.5%, respectively, compared to $154.5 million and 20.5%, respectively, in Fiscal 2022. The $14.7 million increase in our income tax provision was primarily driven by a 400 basis point increase in our effective tax rate, partially offset by the decline in our pretax income. The increase in our effective tax rate was primarily due to the absence of prior year deferred tax adjustments for certain deferred tax liabilities and the absence of certain favorable permanent adjustments. See Note 10 to the accompanying consolidated financial statements.
Net Income.    Net income decreased to $522.7 million in Fiscal 2023, from $600.1 million in Fiscal 2022. The $77.4 million decrease in net income was primarily due to the decline in our operating income, partially offset by a decline in non-operating expense, net, both as previously discussed. Our operating results during Fiscal 2023 and Fiscal 2022 were negatively impacted by net restructuring-related charges, impairment of assets, and certain other charges (benefits) totaling $66.0 million and $32.6 million, respectively, which had an after-tax effect of reducing net income by $52.9 million and $23.2 million, respectively. Our net income during Fiscal 2022 reflected the favorable impact of the inclusion of the 53rd week, which increased net income by $16.5 million.
Net Income per Diluted Share.    Net income per diluted share decreased to $7.58 in Fiscal 2023, from $8.07 in Fiscal 2022. The $0.49 per share decrease was driven by the lower level of net income, as previously discussed, partially offset by lower weighted-average diluted shares outstanding during Fiscal 2023 driven by our share repurchases during the last twelve months. Net income per diluted share for Fiscal 2023 and Fiscal 2022 were also negatively impacted by $0.76 per share and $0.31 per share respectively, attributable to net restructuring-related charges, impairment of assets, and certain other charges (benefits), as previously discussed. Net income per diluted share during Fiscal 2022 reflected the favorable impact of the inclusion of the 53rd week, which increased net income per diluted share by $0.22 per share.

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
NM Not meaningful.
Net Revenues.    Net revenues increased by $1.818 billion, or 41.3%, to $6.219 billion in Fiscal 2022 as compared to Fiscal 2021, including unfavorable foreign currency effects of $24.5 million. This increase also reflected the favorable impact of the 53rd week in Fiscal 2022, which resulted in incremental net revenues of $62.7 million. On a constant currency basis, net revenues increased by $1.842 billion, or 41.9%. The increase in net revenues reflected growth across all regions largely driven by a reduction in store closures and other COVID-19-related disruptions experienced during Fiscal 2022 as compared to Fiscal 2021, coupled with continued growth in our digital commerce operations and overall stronger consumer demand, as well as the benefit of the incremental 53rd week, as previously discussed. This growth was partially offset by the disposition of our former Club Monaco business at the end of the first quarter of Fiscal 2022 and the transition of our Chaps business to a fully licensed business model during the second quarter of Fiscal 2022.
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
The $975.8 million increase in North America net revenues was driven by:
•a $664.5 million increase related to our North America retail business, reflecting a reduction in store closures and other COVID-19-related disruptions and the continued growth in our digital commerce operations, as well as the favorable impact of the 53rd week in Fiscal 2022. On a constant currency basis, net revenues increased by $661.4 million, reflecting increases of $576.8 million in comparable store sales and $84.6 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our North America retail business:

% Change
Digital commerce	35%
Brick and mortar	55%
Total comparable store sales	49%
•a $311.3 million increase related to our North America wholesale business largely driven by reduced shipments during the comparable prior fiscal year period due to significant COVID-19-related business disruptions, coupled with overall stronger consumer demand. This growth was partially offset by the transition of our Chaps business to a fully licensed business model during the second quarter of Fiscal 2022, as well as other strategic resets within our wholesale distribution channel.
Europe net revenues — Net revenues increased by $614.8 million, or 52.7%, during Fiscal 2022 as compared to Fiscal 2021, inclusive of the favorable impact of the 53rd week in Fiscal 2022, which resulted in incremental net revenues of approximately $12 million related to our retail business. On a constant currency basis, net revenues increased by $627.7 million, or 53.8%.
The $614.8 million increase in Europe net revenues was driven by:
•a $311.2 million increase related to our Europe retail business, reflecting a reduction in store closures and other COVID-19-related disruptions and the continued growth in our digital commerce operations, as well as the favorable impact of the 53rd week in Fiscal 2022. On a constant currency basis, net revenues increased by $311.8 million, reflecting increases of $269.8 million in comparable store sales and $42.0 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Europe retail business:

% Change
Digital commerce	18%
Brick and mortar	75%
Total comparable store sales	57%
•a $303.6 million increase related to our Europe wholesale business largely driven by reduced shipments during the comparable prior fiscal year period due to significant COVID-19-related business disruptions and overall stronger consumer demand, partially offset by unfavorable foreign currency effects of $12.3 million.
Asia net revenues — Net revenues increased by $259.3 million, or 25.2%, during Fiscal 2022 as compared to Fiscal 2021, inclusive of the favorable impact of the 53rd week in Fiscal 2022, which resulted in incremental net revenues of approximately $21 million related to our retail business. On a constant currency basis, net revenues increased by $275.3 million, or 26.8%.
The $259.3 million increase in Asia net revenues was driven by:
•a $239.0 million increase related to our Asia retail business, reflecting a reduction in store closures and other COVID-19-related disruptions and the continued growth in our digital commerce operations, as well as the favorable impact of the 53rd week in Fiscal 2022, partially offset by unfavorable foreign currency effects of $14.7 million. On a constant currency basis, net revenues increased by $253.7 million, reflecting increases of $145.2 million in comparable store sales and $108.5 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Asia retail business:

% Change
Digital commerce	54%
Brick and mortar	15%
Total comparable store sales	17%
•a $20.3 million increase related to our Asia wholesale business, reflecting increases most notably in Australia, South Korea, Southeast Asia, and Japan.

Gross Profit.    Gross profit increased by $1.286 billion, or 44.9%, to $4.148 billion in Fiscal 2022, including unfavorable foreign currency effects of $18.9 million. Gross profit during Fiscal 2022 reflects non-routine inventory benefits of $13.3 million related to reversals of amounts previously recorded in connection with COVID-19 business disruptions. In comparison, gross profit during Fiscal 2021 reflects non-routine inventory charges of $21.0 million related to COVID-19 business disruptions and $8.3 million recorded in connection with our restructuring plans. Gross profit as a percentage of net revenues increased to 66.7% in Fiscal 2022 from 65.0% in Fiscal 2021. The 170 basis point improvement was primarily driven by lower non-routine inventory charges recorded during Fiscal 2022 as compared to the prior fiscal year, as well as higher pricing, lower levels of promotional activity, and product mix, partially offset by higher product and freight costs and the absence of unusual geographic and channel mix benefits experienced during the prior fiscal year in connection with COVID-19-related business disruptions in North America and Europe.
Selling, General, and Administrative Expenses.     SG&A expenses increased by $667.1 million, or 25.3%, to $3.306 billion in Fiscal 2022, including favorable foreign currency effects of $5.7 million. The increase in SG&A expenses reflects a reduction in the magnitude of COVID-19 business disruptions and our related mitigating actions, which during Fiscal 2021 included (i) lower compensation-related expenses driven by employee furloughs and terminations, reduced pay for our executives, senior management team, and Board of Directors, and COVID-19-related government subsidies, and (ii) lower rent and occupancy costs largely driven by reduced percentage-of-sales-based rent due to widespread store closures and a reduction in traffic, as well as rent abatements negotiated with certain of our landlords. The increase in SG&A expenses also reflects our investments to drive strategic growth, including our marketing and advertising initiatives, and higher non-routine bad debt expense recorded during Fiscal 2022 as compared to the prior fiscal year, partially offset by expense savings associated with the disposition of our former Club Monaco business at the end of the first quarter of Fiscal 2022. SG&A expenses as a percentage of net revenues decreased to 53.2% in Fiscal 2022 from 60.0% in Fiscal 2021. The 680 basis point decline was primarily driven by operating leverage on higher net revenues, partially offset by higher expenses across various categories to drive strategic growth, coupled with the return to more normalized operations in comparison to the prior fiscal year.
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
Impairment of Assets.   During Fiscal 2022 and Fiscal 2021, we recorded impairment charges of $21.3 million and $96.0 million, respectively, to write-down certain long-lived assets. See Note 8 to the accompanying consolidated financial statements.
Restructuring and Other Charges, Net.   During Fiscal 2022 and Fiscal 2021, we recorded restructuring charges of $4.0 million and $159.1 million, respectively, primarily consisting of severance and benefits costs and other cash charges, as well as other charges of $11.8 million and $11.4 million, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired. Additionally, during Fiscal 2022, we recognized $4.0 million of income primarily related to a certain revenue share clause in our agreement with Regent that entitled us to receive a portion of the sales generated by the Club Monaco business during a four-month business transition period. We donated this income to The Ralph Lauren Corporate Foundation, which resulted in a related offsetting $4.0 million donation expense recorded within restructuring and other charges, net in the consolidated statements of operations during Fiscal 2022. We also recorded a charge of $6.4 million during Fiscal 2022 in connection with non-income-related capital taxes resulting from Swiss tax reform. See Note 9 to the accompanying consolidated financial statements.

Operating Income (Loss).    During Fiscal 2022, we reported operating income of $798.4 million, as compared to an operating loss of $43.6 million during Fiscal 2021. The $842.0 million increase in operating income reflects the return to more normalized operations in comparison to the prior fiscal year period, as previously discussed, as well as unfavorable foreign currency effects of $13.2 million. Our operating results during Fiscal 2022 and Fiscal 2021 were negatively impacted by net restructuring-related charges, impairment of assets, and certain other charges (benefits) totaling $32.6 million and $254.4 million, respectively. Operating income as a percentage of net revenues was 12.8% in Fiscal 2022, reflecting a 1,380 basis point improvement from Fiscal 2021. The improvement in operating income as a percentage of net revenues was primarily driven by lower net restructuring-related charges, impairment of assets, and certain other charges (benefits) recorded during Fiscal 2022 as compared to the prior fiscal year, the decrease in SG&A expenses as a percentage of net revenues, and the increase in our gross margin, all as previously discussed.
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
North America operating margin improved by 600 basis points, primarily due to the favorable impacts of approximately 330 basis points and 170 basis points related to our retail and wholesale businesses, respectively, both largely driven by a decline in SG&A expenses as a percentage of net revenues resulting from operating leverage on higher net revenues. The basis point improvement of our retail business also reflected an increase in our gross margin, while the improvement in our wholesale business reflected a decline in our gross margin. The overall improvement in operating margin also reflected the favorable impact of 100 basis points attributable to lower impairment of assets and non-routine inventory charges during Fiscal 2022 as compared to Fiscal 2021, partially offset by the absence of favorable non-routine bad debt expense adjustments recorded during Fiscal 2022.
Europe operating margin improved by 870 basis points, primarily due to the favorable impacts of approximately 530 basis points and 320 basis points related to our retail and wholesale businesses, respectively, both largely driven by a decline in SG&A expenses as a percentage of net revenues resulting from operating leverage on higher net revenues. The overall improvement in operating margin also reflected the favorable impact of 90 basis points attributable to lower impairment of assets during Fiscal 2022 as compared to Fiscal 2021, partially offset by higher non-routine bad debt expense recorded during Fiscal 2022. These improvements in operating margin were partially offset by unfavorable foreign currency effects and channel mix of approximately 40 basis points and 30 basis points, respectively.
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

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of April 1, 2023 and April 2, 2022.

	April 1, 2023	April 2, 2022	$ Change
	(millions)
Cash and cash equivalents	$1,529.3	$1,863.8	$(334.5)
Short-term investments	36.4	734.6	(698.2)
Current portion of long-term debt(a)	—	(499.8)	499.8
Long-term debt(a)	(1,138.5)	(1,136.5)	(2.0)
Net cash and short-term investments	$427.2	$962.1	$(534.9)
Equity	$2,430.5	$2,536.0	$(105.5)

(a)See Note 11 to the accompanying consolidated financial statements for discussion of the carrying values of our debt.
The decrease in our net cash and short-term investments position at April 1, 2023 as compared to April 2, 2022 was primarily due to our use of cash to support Class A common stock repurchases of $488.6 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to invest in our business through $217.5 million in capital expenditures, and to make dividend payments of $198.3 million, as well as the unfavorable effect of exchange rate changes on our cash, cash equivalents, and restricted cash of $8.8 million, partially offset by operating cash flows of $411.0 million.
The decrease in our equity was attributable to our share repurchase activity and dividends declared during Fiscal 2023, partially offset by our comprehensive income and the net impact of stock-based compensation arrangements.
Cash Flows
Fiscal 2023 Compared to Fiscal 2022

	Fiscal Years Ended
	April 1, 2023	April 2, 2022	$ Change
	(millions)
Net cash provided by operating activities	$411.0	$715.9	$(304.9)
Net cash provided by (used in) investing activities	471.5	(717.9)	1,189.4
Net cash used in financing activities	(1,208.8)	(665.7)	(543.1)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(8.8)	(48.3)	39.5
Net decrease in cash, cash equivalents, and restricted cash	$(335.1)	$(716.0)	$380.9
Net Cash Provided by Operating Activities.    Net cash provided by operating activities was $411.0 million during Fiscal 2023, as compared to $715.9 million during Fiscal 2022. The $304.9 million net decrease in cash provided by operating activities was due to a net unfavorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period, as well as the decline in net income before non-cash charges.
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

These decreases related to our operating assets and liabilities were partially offset by:
•a favorable change related to our inventories, largely driven by a more normalized receipt cadence; and
•a favorable change related to our income tax receivables and payables largely driven by the timing of cash receipts and payments, respectively.
Net Cash Provided by (Used in) Investing Activities.    Net cash provided by investing activities was $471.5 million during Fiscal 2023, as compared to cash used in investing activities of $717.9 million during Fiscal 2022. The $1.189 billion increase in cash provided by investing activities was primarily driven by:
•a $1.241 billion increase in proceeds from sales and maturities of investments, less purchases of investments. During Fiscal 2023, we received net proceeds from sales and maturities of investments of $694.8 million, as compared to making net purchases of investments of $546.0 million during Fiscal 2022.
This increase in cash provided by investing activities was partially offset by:
•a $50.6 million increase in capital expenditures. During Fiscal 2023, we spent $217.5 million on capital expenditures, as compared to $166.9 million during Fiscal 2022. Our capital expenditures during Fiscal 2023 primarily related to store openings and renovations, as well as enhancements to our information technology systems.
In Fiscal 2024, we expect to spend approximately $275 million to $300 million on capital expenditures primarily related to store opening and renovations, as well as enhancements to our information technology systems.
Net Cash Used in Financing Activities.    Net cash used in financing activities was $1.209 billion during Fiscal 2023, as compared to $665.7 million during Fiscal 2022. The $543.1 million increase in cash used in financing activities was primarily driven by:
•a $500.0 million increase in cash used to repay debt. During Fiscal 2023, we repaid our previously outstanding $500.0 million principal amount of unsecured 1.700% senior notes that matured June 15, 2022. On a comparative basis, during Fiscal 2022, we did not issue or repay any debt; and
•a $48.3 million increase in payments of dividends, due to the reinstatement of our quarterly cash dividend program during Fiscal 2022 after being temporarily suspended at the beginning of the COVID-19 pandemic as a preemptive action to preserve cash and strengthen our liquidity position, as discussed in "Dividends" below, as well as an increase to the quarterly cash dividend per share. Dividends paid amounted to $198.3 million and $150.0 million, during Fiscal 2023 and Fiscal 2022, respectively.
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
Net Cash Provided by Operating Activities.    Net cash provided by operating activities was $715.9 million during Fiscal 2022, as compared to $380.9 million during Fiscal 2021. The $335.0 million increase in cash provided by operating activities was due to an increase in net income before non-cash charges, partially offset by a net unfavorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year.

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
Net Cash Provided by (Used in) Investing Activities.    Net cash used in investing activities was $717.9 million during Fiscal 2022, as compared to cash provided by investing activities of $195.0 million during Fiscal 2021. The $912.9 million decrease in cash provided by investing activities was primarily driven by:
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
Net Cash Provided by (Used in) Financing Activities.    Net cash used in financing activities was $665.7 million during Fiscal 2022, as compared to net cash provided by financing activities of $356.8 million during Fiscal 2021. The $1.022 billion decrease in cash provided by financing activities was primarily driven by:
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
During Fiscal 2023, we generated $411.0 million of net cash flows from our operations. As of April 1, 2023, we had $1.566 billion in cash, cash equivalents, and short-term investments, of which $930.4 million were held by our subsidiaries domiciled outside the U.S. We are not dependent on foreign cash to fund our domestic operations. Undistributed foreign earnings generated on or before December 31, 2017 that were subject to the one-time mandatory transition tax in connection with U.S. tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA") are not considered to be permanently reinvested and may be repatriated to the U.S. in the future with minimal or no additional U.S. taxation. We intend to permanently reinvest undistributed foreign earnings generated after December 31, 2017 that were not subject to the one-time mandatory transition tax. However, if our plans change and we choose to repatriate post-2017 earnings to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.
The following table presents the total availability, borrowings outstanding, and remaining availability under our credit and overdraft facilities and Commercial Paper Program as of April 1, 2023:

	April 1, 2023
Description(a)	Total Availability	Borrowings Outstanding		Remaining Availability
	(millions)
Global Credit Facility and Commercial Paper Program(b)	$500	$12	(c)	$488
Pan-Asia Credit Facilities	37	—		37
Pan-Asia Overdraft Facilities	52	—		52

(a)As defined in Note 11 to the accompanying consolidated financial statements.
(b)Borrowings under the Commercial Paper Program are supported by the Global Credit Facility. Accordingly, we do not expect combined borrowings outstanding under the Commercial Paper Program and the Global Credit Facility to exceed $500 million.
(c)Represents outstanding letters of credit for which we were contingently liable under the Global Credit Facility as of April 1, 2023.
We believe that the Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of April 1, 2023, there were eight financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 20%. In accordance with the terms of the agreement, we have the ability to expand our borrowing availability under the Global Credit Facility to $1 billion through the full term of the facility, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments.
Borrowings under the Pan-Asia Credit Facilities and Pan-Asia Overdraft Facilities (collectively, the "Pan-Asia Borrowing Facilities") are guaranteed by the parent company and are granted at the sole discretion of the participating banks (as described within Note 11 to the accompanying consolidated financial statements), subject to availability of the respective banks' funds and satisfaction of certain regulatory requirements. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Global Credit Facility and the Pan-Asia Borrowing Facilities in the event of our election to draw additional funds in the foreseeable future.
Our sources of liquidity are used to fund our ongoing cash requirements, including working capital requirements, global retail store and digital commerce expansion, construction and renovation of shop-within-shops, investment in infrastructure, including technology, acquisitions, payment of dividends, debt repayments, Class A common stock repurchases, settlement of contingent liabilities (including uncertain tax positions), and other corporate activities, including our restructuring actions. We believe that our existing sources of cash, the availability under our credit facilities, and our ability to access capital markets will be sufficient to support our operating, capital, and debt service requirements for the foreseeable future, the ongoing development of our businesses, and our plans for further business expansion. However, prolonged periods of adverse economic conditions or business disruptions in any of our key regions, or a combination thereof, such as those resulting from pandemic diseases and other catastrophic events, could impede our ability to pay our obligations as they become due or return value to our shareholders, as well as delay previously planned expenditures related to our operations.
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
The Global Credit Facility contains a number of covenants, as described in Note 11 to the accompanying consolidated financial statements. As of April 1, 2023, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility. The Pan-Asia Borrowing Facilities do not contain any financial covenants.
See Note 11 to the accompanying consolidated financial statements for additional information relating to our debt and covenant compliance.
Common Stock Repurchase Program
Repurchases of shares of our Class A common stock are subject to overall business and market conditions, as well as other potential factors such as the temporary restrictions previously in place under our Global Credit Facility. Accordingly, in response to business disruptions related to the COVID-19 pandemic, effective beginning in the first quarter of Fiscal 2021, we temporarily suspended our common stock repurchase program as a preemptive action to preserve cash and strengthen our liquidity position. During the third quarter of Fiscal 2022, we resumed activities under our Class A common stock repurchase program as restrictions under our Global Credit Facility were lifted (see Note 11 to the accompanying consolidated financial statements) and overall business and market conditions have improved since the COVID-19 pandemic first emerged.
On February 2, 2022, our Board of Directors approved an expansion of our existing common stock repurchase program that allowed us to repurchase up to an additional $1.500 billion of our Class A common stock. As of April 1, 2023, the remaining availability under our Class A common stock repurchase program was approximately $1.175 billion.
As discussed in Note 10 to the accompanying consolidated financial statements, the Inflation Reduction Act ("IRA") was signed into law by President Biden in August 2022. Among its various provisions, the IRA imposes a 1% excise tax on share repurchases made after December 31, 2022.
See Note 16 to the accompanying consolidated financial statements for additional information relating to our Class A common stock repurchase program.

Dividends
Except as discussed below, we have maintained a regular quarterly cash dividend program on our common stock since 2003.
In response to business disruptions related to the COVID-19 pandemic, effective beginning in the first quarter of Fiscal 2021, we temporarily suspended our quarterly cash dividend program as a preemptive action to preserve cash and strengthen our liquidity position. On May 19, 2021, our Board of Directors approved the reinstatement of our quarterly cash dividend program at the pre-pandemic amount of $0.6875 per share.
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
Material Cash Requirements
Firm Commitments
The following table summarizes certain of our aggregate material cash requirements as of April 1, 2023, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flows in future periods. We expect to fund these firm commitments with operating cash flows generated in the normal course of business and, if necessary, through availability under our credit facilities or other accessible sources of financing.

	Fiscal 2024	Fiscal 2025-2026	Fiscal 2027-2028	Fiscal 2029 and Thereafter	Total
	(millions)
Senior Notes	$—	$400.0	$—	$750.0	$1,150.0
Interest payments on debt	37.1	66.8	44.3	55.3	203.5
Operating leases	299.1	515.9	336.2	386.9	1,538.1
Finance leases	33.0	68.5	65.6	242.6	409.7
Other lease commitments	1.5	5.4	3.9	10.0	20.8
Inventory purchase commitments	878.6	—	—	—	878.6
Mandatory transition tax payments	23.4	75.9	—	—	99.3
Other commitments	54.5	55.8	11.3	20.5	142.1
Total	$1,327.2	$1,188.3	$461.3	$1,465.3	$4,442.1
The following is a description of our material, firmly committed obligations as of April 1, 2023:
•Senior Notes represent the principal amount of our outstanding 3.750% Senior Notes and 2.950% Senior Notes. Amounts do not include any call premiums, unamortized debt issuance costs, or interest payments (see below);
•Interest payments on debt represent the semi-annual contractual interest payments due on our 3.750% Senior Notes and 2.950% Senior Notes. Amounts do not include the impact of potential cash flows underlying our related swap contracts (see Note 13 to the accompanying consolidated financial statements for discussion of our swap contracts);
•Lease obligations represent fixed payments due over the lease term of our noncancelable leases of real estate and operating equipment, including rent, real estate taxes, insurance, common area maintenance fees, and/or certain other costs. For lease terms that have commenced, information has been presented separately for operating and finance leases. Other lease commitments relate to executed lease agreements for which the related lease terms have not yet commenced as of April 1, 2023;
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
Excluded from the above contractual obligations table is the non-current liability for unrecognized tax benefits of $93.8 million as of April 1, 2023, as we cannot make a reliable estimate of the period in which the liability will be settled, if ever. The above table also excludes the following: (i) amounts recorded in current liabilities in our consolidated balance sheet as of April 1, 2023, which will be paid within one year, other than lease obligations, mandatory transition tax payments, and accrued interest payments on debt; and (ii) non-current liabilities that have no cash outflows associated with them (e.g., deferred income), or the cash outflows associated with them are uncertain or do not represent a "purchase obligation" as such term is used herein (e.g., deferred taxes, derivative financial instruments, and other miscellaneous items).
We also have certain contractual arrangements that would require us to make payments if certain events or circumstances occur. See Note 15 to the accompanying consolidated financial statements for a description of our contingent commitments not included in the above table.
Off-Balance Sheet Arrangements
In addition to the commitments included in the above table, our other off-balance sheet firm commitments relating to our outstanding letters of credit amounted to $11.9 million as of April 1, 2023. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships with unconsolidated entities that would be expected to have a material current or future effect on our consolidated financial statements.
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
Given our use of derivative instruments, we are exposed to the risk that the counterparties to such contracts will fail to meet their contractual obligations. To mitigate such counterparty credit risk, it is our policy to only enter into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. Our established policies and procedures for mitigating credit risk include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties, when possible, to further mitigate credit risk. As a result of the above considerations, we do not believe that we are exposed to undue concentration of counterparty risk with respect to our derivative contracts as of April 1, 2023. However, we do have in aggregate $41.0 million of derivative instruments in net asset positions held across eight creditworthy financial institutions.
Foreign Currency Risk Management
We manage our exposure to changes in foreign currency exchange rates using forward foreign currency exchange and cross-currency swap contracts. Refer to Note 13 to the accompanying consolidated financial statements for a summary of the notional amounts and fair values of our outstanding forward foreign currency exchange and cross-currency swap contracts, as well as the impact on earnings and other comprehensive income of such instruments for the fiscal years presented.

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
Sensitivity
We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our forward foreign currency exchange and cross-currency swap contracts. In doing so, we assess the risk of loss in the fair values of these contracts that would result from hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of April 1, 2023, a 10% appreciation or depreciation of the U.S. Dollar against the foreign currencies under contract would result in a net increase or decrease, respectively, in the fair value of our derivative portfolio of approximately $109 million. This hypothetical net change in fair value should ultimately be largely offset by the net change in the related underlying hedged items.
Interest Rate Risk Management
Sensitivity
As of April 1, 2023, we had no variable-rate debt outstanding. As such, our exposure to changes in interest rates primarily relates to changes in the fair values of our fixed-rate Senior Notes. As of April 1, 2023, the aggregate fair values of our Senior Notes were $1.071 billion. A 25-basis point increase or decrease in interest rates would decrease or increase, respectively, the aggregate fair values of our Senior Notes by approximately $13 million based on certain simplifying assumptions, including an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Such potential increases or decreases in the fair value of our debt would only be realized if we were to retire all or a portion of the debt prior to its maturity.
Investment Risk Management
As of April 1, 2023, we had cash and cash equivalents on-hand of $1.529 billion, consisting of deposits in interest bearing accounts, investments in money market deposit accounts, and investments in time deposits with original maturities of 90 days or less. Our other significant investments included $36.4 million of short-term investments, consisting of investments in time deposits with original maturities greater than 90 days.

We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed in Note 3 to the accompanying consolidated financial statements. Our investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in our investment policy. See Note 13 to the accompanying consolidated financial statements for further detail of the composition of our investment portfolio as of April 1, 2023.
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
In developing estimates of returns, discounts, end-of-season markdowns, operational chargebacks, and cooperative advertising allowances, we analyze historical trends, actual and forecasted seasonal results, current economic and market conditions, retailer performance, and, in certain cases, contractual terms. Estimates for operational chargebacks are based on actual customer notifications of order fulfillment discrepancies and historical trends. We review and refine these estimates on a quarterly basis. Our historical estimates of these amounts have not differed materially from actual results. However, unforeseen adverse future economic and market conditions, such as those resulting from widespread pandemic diseases and/or other catastrophic events, could result in our actual results differing materially from our estimates. A hypothetical 1% increase in our reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances as of April 1, 2023 would have reduced our Fiscal 2023 net revenues by approximately $1 million.
Similarly, we evaluate our accounts receivable balances to develop expectations regarding the extent to which they will ultimately be collected. Significant judgment and estimation are involved in this evaluation, including a receivables aging analysis which shows, by aged category, the percentage of receivables that has historically gone uncollected, an analysis of specific risks on a customer-by-customer basis for larger accounts (including consideration of their financial condition and ability to withstand potential prolonged periods of adverse economic conditions), and an evaluation of current and forecasted economic and market conditions over the respective asset's contractual life. Based on this information, we record an allowance for estimated amounts that we ultimately expect not to collect due to credit. Although we believe that we have adequately provided for these risks as part of our allowance for doubtful accounts, a severe and prolonged adverse impact on our major customers' business and operations beyond those forecasted could have a corresponding material adverse effect on our net revenues, cash flows, and/or financial condition. A hypothetical 1% increase in the level of our allowance for doubtful accounts as of April 1, 2023 would have increased our Fiscal 2023 SG&A expenses by less than $1 million.
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

The estimated net realizable value of inventory is determined based on an analysis of historical sales trends of our individual product lines, the impact of market trends and economic conditions (including those resulting from pandemic diseases and other catastrophic events), and a forecast of future demand, giving consideration to the value of current orders in-house for future sales of inventory, as well as plans to sell inventory through our outlet stores, among other liquidation channels. Actual results may differ from estimates due to the quantity, quality, and mix of products in inventory, consumer and retailer preferences, and economic and market conditions. Reserves for inventory shrinkage, representing the risk of physical loss of inventory, are estimated based on historical experience and are adjusted based upon physical inventory counts. Our historical estimates of these costs and the related provisions have not differed materially from actual results. However, unforeseen adverse future economic and market conditions could result in our actual results differing materially from our estimates.
A hypothetical 1% increase in the level of our inventory reserves as of April 1, 2023 would have decreased our Fiscal 2023 gross profit by approximately $2 million.
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
We performed our annual goodwill impairment assessment as of the beginning of the second quarter of Fiscal 2023 using the qualitative approach discussed above. In performing the assessment, we considered the results of our most recent quantitative goodwill impairment test, which was performed as of the end of Fiscal 2020 and incorporated assumptions related to COVID-19 business disruptions, the results of which indicated that the fair values of our reporting units significantly exceeded their respective carrying values. Based on the results of the qualitative impairment assessment performed, we concluded that it is more likely than not that the fair values of our reporting units significantly exceeded their respective carrying values and there were no reporting units at risk of impairment. No goodwill impairment charges were recorded during any of the fiscal years presented. See Note 12 to the accompanying consolidated financial statements for further discussion.
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
During Fiscal 2023, Fiscal 2022, and Fiscal 2021, we recorded impairment charges of $9.7 million, $21.3 million, and $96.0 million, respectively, to write-down the carrying values of certain long-lived assets based upon their assumed fair values. See Note 8 to the accompanying consolidated financial statements for further discussion.
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
Stock Options
Stock options may be granted to employees and non-employee directors with exercise prices equal to the fair market value of our Class A common stock on the date of grant. We use the Black-Scholes option-pricing model to estimate the grant date fair value of stock options, which requires the use of both subjective and objective assumptions. Certain key assumptions involve estimating future uncertain events. The key factors influencing the estimation process include the expected term of the option, expected volatility of our stock price, our expected dividend yield, and the risk-free interest rate, among others. Generally, once stock option values are determined, accounting practices do not permit them to be changed, even if the estimates used are different from actual results.
No stock options were granted during any of the fiscal years presented. See Note 18 to the accompanying consolidated financial statements for further discussion.

Sensitivity
The assumptions used in calculating the grant date fair values of our stock-based compensation awards represent our best estimates. In addition, projecting the achievement level of certain performance-based awards, as well as estimating the number of awards expected to be forfeited, requires judgment. If actual results or forfeitures differ significantly from our estimates and assumptions, or if assumptions used to estimate the grant date fair value of future stock-based award grants are significantly changed, stock-based compensation expense and, therefore, our results of operations could be materially impacted. A hypothetical 10% change in our Fiscal 2023 stock-based compensation expense would have affected our net income by approximately $6 million.
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
(c) Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting during the fourth quarter of Fiscal 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B.    Other Information.
Not applicable.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Information relating to our directors and corporate governance will be set forth in the Company's proxy statement for its 2023 annual meeting of stockholders to be filed within 120 days after April 1, 2023 (the "Proxy Statement") and is incorporated by reference herein. Information relating to our executive officers is set forth in Item 1 of this Annual Report on Form 10-K under the caption "Information About Our Executive Officers."
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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table sets forth information as of April 1, 2023 regarding compensation plans under which the Company's equity securities are authorized for issuance:

	(a)		(b)		(c)
Plan Category	Numbers of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options ($)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	2,549,875	(1)	N/A	(2)	2,766,316	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	2,549,875		$—		2,766,316

(1)Consists of restricted stock units that are payable solely in shares of Class A common stock (including 496,298 service-based restricted stock units that have fully vested but for which the underlying shares have not yet been delivered as of April 1, 2023).
(2)No options were outstanding as of April 1, 2023.
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

10.2	Form of Indemnification Agreement between the Company and its Directors and Executive Officers (filed as Exhibit 10.26 to the S-1)†
10.3	Amended and Restated Employment Agreement, effective as of April 2, 2017, between the Company and Ralph Lauren (filed as Exhibit 10.1 to the Form 8-K filed March 31, 2017)†
10.4	Amendment No. 1 to the Amended and Restated Employment Agreement, dated June 16, 2020, between the Company and Ralph Lauren (filed as Exhibit 10.1 to the Form 10-Q filed August 4, 2020)†
10.5	Amendment No.2 to the Amended and Restated Employment Agreement, dated June 16, 2021, between the Company and Ralph Lauren (filed as Exhibit 10.1 to the Company's Form 10-Q filed August 3, 2021)†
10.6	Employment Agreement, dated May 13, 2017, between the Company and Patrice Louvet (filed as Exhibit 10.1 to the Form 8-K filed May 17, 2017)†
10.7	Amendment No. 1 to the Employment Agreement, dated June 30, 2017, between the Company and Patrice Louvet (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended July 1, 2017)†
10.8	Amendment No. 2 to the Employment Agreement, dated June 17, 2020, between the Company and Patrice Louvet (filed as Exhibit 10.2 to the Form 10-Q filed August 4, 2020)†
10.9	Amendment No.3 to the Employee Agreement, dated July 28, 2021, between the Company and Patrice Louvet (filed as Exhibit 10.2 to the Company's Form 10-Q filed August 3, 2021)†
10.10	Amended and Restated Employment Agreement, dated February 28, 2019, between the Company and Jane Nielsen (filed as Exhibit 10.1 to the Form 8-K filed March 1, 2019)†
10.11	Amendment No. 1 to the Amended and Restated Employment Agreement, dated June 17, 2020, between the Company and Jane Nielsen (filed as Exhibit 10.3 to the Form 10-Q filed August 4, 2020)†
10.12	Amended and Restated Employment Agreement, dated February 14, 2021, between the Company and Halide Alagöz (filed as Exhibit 10.1 to the Form 10-Q filed August 9, 2022)†
10.13	Amendment No. 1 to the Amended and Restated Employment Agreement, dated August 3, 2022, between the Company and Halide Alagöz (filed as Exhibit 10.2 to the Form 10-Q filed August 9, 2022)†
10.14
Restricted Stock Unit Award Agreement, dated as of June 8, 2004, between the Company and Ralph Lauren (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 2005)†

10.15	Executive Officer Annual Incentive Plan, as amended as of August 10, 2017 (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended July 1, 2017)†
10.16	Executive Officer Annual Incentive Plan, as amended as of May 20, 2020 (filed as Exhibit 10.14 to the Fiscal 2020 10-K)†

Exhibit Number	Description
10.17	1997 Long-Term Stock Incentive Plan, as Amended and Restated as of August 12, 2004 (filed as Exhibit 99.1 to the Form 8-K filed October 4, 2004)†
10.18
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

10.20	Amended and Restated 2010 Long-Term Incentive Plan, amended as of August 11, 2016 (filed as Exhibit 10.4 to the Form 10-Q for the quarterly period ended July 2, 2016)†
10.21	2019 Long-Term Stock Incentive Plan (filed as Appendix C to the Company's Definitive Proxy Statement dated June 21, 2019)†
10.22	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the 2019 Long-Term Stock Incentive Plan (filed as Exhibit 10.39 to the Company's Form 10-K filed May 24, 2022) †
10.23	Form of Cliff Restricted Stock Award Agreement under the 2019 Long-Term Stock Incentive Plan (filed as Exhibit 10.2 to the Form 10-Q filed November 5, 2020)†
10.24	Form of Pro-Rata Restricted Stock Unit Award Agreement under the 2019 Long-Term Stock Incentive Plan (filed as Exhibit 10.3 to the Form 10-Q filed November 5, 2020)†
10.25	Amended and Restated Polo Ralph Lauren Supplemental Executive Retirement Plan (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended December 31, 2005)†
10.26	Form of Restricted Stock Unit Award Agreement under the 2019 Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the Company's Form 10-Q Filed November 3, 2021)†
10.27	Form of Performance Share Unit Award- PSU Operating Profit Margin Agreement under the 2019 Long-Term Stock Incentive Plan (filed as Exhibit 10.2 to the Company's Form 10-Q filed November 3, 2021)†
10.28	Form of Performance Share Unit Award- TSR Agreement under the 2019 Long-Term Stock Incentive Plan (filed as Exhibit 10.3 to the Company's Form 10-Q filed November 3, 2021)†
10.29	Form of Restricted Stock Unit Award Agreement under the 2019 Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the Company's Form 10-Q filed November 10, 2022)†
10.30	Form of Performance Share Unit Award - ROIC Agreement under the 2019 Long-Term Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Form 10-Q filed November 10, 2022)†
10.31	Form of Performance Share Unit Award - TSR Agreement under the 2019 Long-Term Stock Incentive Plan (filed as Exhibit 10.3 to the Company’s Form 10-Q filed November 10, 2022)†
10.32
Credit Agreement, dated as of August 12, 2019 and as amended by the First Amendment, dated as of May 26, 2020, among the Company, RL Finance B.V., Ralph Lauren Europe Sàrl, and Ralph Lauren Asia Pacific Limited as the borrowers, the lenders party thereto, Bank of America, N.A., as syndication agent, Wells Fargo Bank, N.A., HSBC Bank USA, N.A., ING Bank N.V., Dublin Branch, and Deutsche Bank Securities Inc., as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.41 to the Fiscal 2020 10-K)

10.33
Credit Agreement, dated as of August 12, 2019 and as amended by the Second Amendment, dated as of January 3, 2022, among the Company, RL Finance B.V., Ralph Lauren Europe Sàrl, and Ralph Lauren Asia Pacific Limited as the borrowers, the lenders party thereto, Bank of America, N.A., as syndication agent, Wells Fargo Bank, N.A., HSBC Bank USA, N.A., ING Bank N.V., Dublin Branch, and Deutsche Bank Securities Inc., as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company's Form 10-Q filed February 3, 2022)

10.34
Credit Agreement, dated as of August 12, 2019 and as amended by the Third Amendment, dated as of March 18, 2022, among the Company, RL Finance B.V., Ralph Lauren Europe Sàrl, and Ralph Lauren Asia Pacific Limited as the borrowers, the lenders party thereto, Bank of America, N.A., as syndication agent, Wells Fargo Bank, N.A., HSBC Bank USA, N.A., ING Bank N.V., Dublin Branch, and Deutsche Bank Securities Inc., as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.48 to the Company's Form 10-K filed May 24, 2022)

14.1
Code of Ethics for Principal Executive Officers and Senior Financial Officers (filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2003 and available, as amended, on the Company's Internet site)

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
Date: May 25, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ RALPH LAUREN	Executive Chairman, Chief Creative Officer, and Director	May 25, 2023
Ralph Lauren

/S/ PATRICE LOUVET	President, Chief Executive Officer, and Director (Principal Executive Officer)	May 25, 2023
Patrice Louvet

/S/ JANE HAMILTON NIELSEN	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	May 25, 2023
Jane Hamilton Nielsen

/s/ DAVID LAUREN	Vice Chairman, Chief Branding and Innovation Officer, Strategic Advisor to the CEO, and Director	May 25, 2023
David Lauren

/S/ ANGELA AHRENDTS	Director	May 25, 2023
Angela Ahrendts

/S/ JOHN R. ALCHIN	Director	May 25, 2023
John R. Alchin

/S/ FRANK A. BENNACK, JR.	Director	May 25, 2023
Frank A. Bennack, Jr.

/s/ DEBRA CUPP	Director	May 25, 2023
Debra Cupp

/s/ LINDA FINDLEY	Director	May 25, 2023
Linda Findley

/s/ MICHAEL A. GEORGE	Director	May 25, 2023
Michael A. George

Signature	Title	Date

/S/ VALERIE JARRETT	Director	May 25, 2023
Valerie Jarrett

/S/ HUBERT JOLY	Director	May 25, 2023
Hubert Joly

/S/ DARREN WALKER	Director	May 25, 2023
Darren Walker

/S/ WEI ZHANG	Director	May 25, 2023
Wei Zhang

RALPH LAUREN CORPORATION

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS

	April 1, 2023	April 2, 2022
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,529.3	$1,863.8
Short-term investments	36.4	734.6
Accounts receivable, net of allowances of $175.3 million and $214.7 million	447.7	405.4
Inventories	1,071.3	977.3
Income tax receivable	50.7	63.7
Prepaid expenses and other current assets	188.7	172.5
Total current assets	3,324.1	4,217.3
Property and equipment, net	955.5	969.5
Operating lease right-of-use assets	1,134.0	1,111.3
Deferred tax assets	255.1	303.8
Goodwill	898.9	908.7
Intangible assets, net	88.9	102.9
Other non-current assets	133.0	111.2
Total assets	$6,789.5	$7,724.7
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$499.8
Accounts payable	371.6	448.7
Current income tax payable	59.7	53.8
Current operating lease liabilities	266.7	262.0
Accrued expenses and other current liabilities	795.5	991.4
Total current liabilities	1,493.5	2,255.7
Long-term debt	1,138.5	1,136.5
Long-term finance lease liabilities	315.3	341.6
Long-term operating lease liabilities	1,141.1	1,132.2
Non-current income tax payable	75.9	98.9
Non-current liability for unrecognized tax benefits	93.8	91.9
Other non-current liabilities	100.9	131.9
Commitments and contingencies (Note 15)
Total liabilities	4,359.0	5,188.7
Equity:
Class A common stock, par value $.01 per share; 107.7 million and 106.9 million shares issued; 40.7 million and 45.0 million shares outstanding	1.0	1.0
Class B common stock, par value $.01 per share; 24.9 million shares issued and outstanding	0.3	0.3
Additional paid-in-capital	2,824.3	2,748.8
Retained earnings	6,598.2	6,274.9
Treasury stock, Class A, at cost; 67.0 million and 61.9 million shares	(6,797.3)	(6,308.7)
Accumulated other comprehensive loss	(196.0)	(180.3)
Total equity	2,430.5	2,536.0
Total liabilities and equity	$6,789.5	$7,724.7
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	April 1, 2023	April 2, 2022	March 27, 2021
	(millions, except per share data)
Net revenues	$6,443.6	$6,218.5	$4,400.8
Cost of goods sold	(2,277.8)	(2,071.0)	(1,539.4)
Gross profit	4,165.8	4,147.5	2,861.4
Selling, general, and administrative expenses	(3,408.9)	(3,305.6)	(2,638.5)
Impairment of assets	(9.7)	(21.3)	(96.0)
Restructuring and other charges, net	(43.0)	(22.2)	(170.5)
Total other operating expenses, net	(3,461.6)	(3,349.1)	(2,905.0)
Operating income (loss)	704.2	798.4	(43.6)
Interest expense	(40.4)	(54.0)	(48.5)
Interest income	32.2	5.5	9.7
Other income (expense), net	(4.1)	4.7	7.6
Income (loss) before income taxes	691.9	754.6	(74.8)
Income tax provision	(169.2)	(154.5)	(46.3)
Net income (loss)	$522.7	$600.1	$(121.1)

Net income (loss) per common share:
Basic	$7.72	$8.22	$(1.65)
Diluted	$7.58	$8.07	$(1.65)
Weighted-average common shares outstanding:
Basic	67.7	73.0	73.5
Diluted	69.0	74.3	73.5
Dividends declared per share	$3.00	$2.75	$—
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
	April 1, 2023	April 2, 2022	March 27, 2021
	(millions)
Net income (loss)	$522.7	$600.1	$(121.1)
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	(14.1)	(66.5)	7.2
Net gains (losses) on cash flow hedges	(4.9)	4.4	(13.4)
Net gains on defined benefit plans	3.3	2.6	3.6
Other comprehensive loss, net of tax	(15.7)	(59.5)	(2.6)
Total comprehensive income (loss)	$507.0	$540.6	$(123.7)
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	April 1, 2023	April 2, 2022	March 27, 2021
	(millions)
Cash flows from operating activities:
Net income (loss)	$522.7	$600.1	$(121.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	220.5	229.7	247.6
Deferred income tax expense (benefit)	3.9	(46.1)	35.6
Stock-based compensation expense	75.5	81.7	72.7
Impairment of assets	9.7	21.3	96.0
Bad debt expense (reversals)	2.3	(2.2)	(27.6)
Other non-cash charges	1.0	1.0	1.8
Changes in operating assets and liabilities:
Accounts receivable	(52.6)	32.4	(143.0)
Inventories	(106.2)	(269.3)	3.7
Prepaid expenses and other current assets	(19.9)	(28.3)	5.2
Accounts payable and accrued liabilities	(225.0)	194.6	293.6
Income tax receivables and payables	5.7	(62.3)	(37.8)
Operating lease right-of-use assets and liabilities, net	(17.5)	(61.6)	(30.2)
Other balance sheet changes	(9.1)	24.9	(15.6)
Net cash provided by operating activities	411.0	715.9	380.9
Cash flows from investing activities:
Capital expenditures	(217.5)	(166.9)	(107.8)
Purchases of investments	(598.6)	(1,510.6)	(704.6)
Proceeds from sales and maturities of investments	1,293.4	964.6	1,007.2
Settlement of net investment hedges	—	—	3.7
Other investing activities	(5.8)	(5.0)	(3.5)
Net cash provided by (used in) investing activities	471.5	(717.9)	195.0
Cash flows from financing activities:
Repayments of credit facility borrowings	—	—	(475.0)
Proceeds from the issuance of long-term debt	—	—	1,241.9
Repayments of long-term debt	(500.0)	—	(300.0)
Payments of finance lease obligations	(21.9)	(23.1)	(13.9)
Payments of dividends	(198.3)	(150.0)	(49.8)
Repurchases of common stock, including shares surrendered for tax withholdings	(488.6)	(492.6)	(37.7)
Other financing activities	—	—	(8.7)
Net cash provided by (used in) financing activities	(1,208.8)	(665.7)	356.8
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(8.8)	(48.3)	25.5
Net increase (decrease) in cash, cash equivalents, and restricted cash	(335.1)	(716.0)	958.2
Cash, cash equivalents, and restricted cash at beginning of period	1,872.0	2,588.0	1,629.8
Cash, cash equivalents, and restricted cash at end of period	$1,536.9	$1,872.0	$2,588.0
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

			Additional		Treasury Stock
	Common Stock(a)		Paid-in	Retained	at Cost			Total
	Shares	Amount	Capital	Earnings	Shares	Amount	AOCI(b)	Equity
	(millions)
Balance at March 28, 2020	129.8	$1.3	$2,594.4	$5,994.0	57.3	$(5,778.4)	$(118.2)	$2,693.1
Comprehensive loss:
Net loss				(121.1)
Other comprehensive loss							(2.6)
Total comprehensive loss								(123.7)
Dividends declared				—				—
Repurchases of common stock					0.5	(37.7)		(37.7)
Stock-based compensation			72.7					72.7
Shares issued pursuant to stock-based compensation plans	1.2	—	—					—
Balance at March 27, 2021	131.0	$1.3	$2,667.1	$5,872.9	57.8	$(5,816.1)	$(120.8)	$2,604.4
Comprehensive income:
Net income				600.1
Other comprehensive loss							(59.5)
Total comprehensive income								540.6
Dividends declared				(198.1)				(198.1)
Repurchases of common stock					4.1	(492.6)		(492.6)
Stock-based compensation			81.7					81.7
Shares issued pursuant to stock-based compensation plans	0.8	—	—					—
Balance at April 2, 2022	131.8	$1.3	$2,748.8	$6,274.9	61.9	$(6,308.7)	$(180.3)	$2,536.0
Comprehensive income:
Net income				522.7
Other comprehensive loss							(15.7)
Total comprehensive income								507.0
Dividends declared				(199.4)				(199.4)
Repurchases of common stock					5.1	(488.6)		(488.6)
Stock-based compensation			75.5					75.5
Shares issued pursuant to stock-based compensation plans	0.8	—	—					—
Balance at April 1, 2023	132.6	$1.3	$2,824.3	$6,598.2	67.0	$(6,797.3)	$(196.0)	$2,430.5

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
Fiscal Year
The Company utilizes a 52-53 week fiscal year ending on the Saturday immediately before or after March 31. As such, fiscal year 2023 ended on April 1, 2023 and was a 52-week period ("Fiscal 2023"); fiscal year 2022 ended on April 2, 2022 and was a 53-week period ("Fiscal 2022"); fiscal year 2021 ended on March 27, 2021 and was a 52-week period ("Fiscal 2021"); and fiscal year 2024 will end on March 30, 2024 and will be a 52-week period ("Fiscal 2024").
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
COVID-19 Pandemic
Beginning in the fourth quarter of the Company's fiscal year ended March 28, 2020 ("Fiscal 2020"), a novel strain of coronavirus commonly referred to as COVID-19 emerged and spread rapidly across the globe, including throughout all major geographies in which the Company operates, resulting in widespread adverse economic conditions and business disruptions. Since then, governments worldwide have periodically imposed preventative and protective actions, such as temporary travel bans, forced business closures, and stay-at-home orders, all in an effort to reduce the spread of the virus. Such actions have negatively impacted retail traffic, tourism, and consumer spending on discretionary items to varying degrees over the course of the pandemic.
As a result of the COVID-19 pandemic, the Company has experienced varying degrees of business disruptions and periods of closure of its stores, distribution centers, and corporate facilities, as have the Company's wholesale customers, licensing partners, suppliers, and vendors. During the first quarter of Fiscal 2021 at the peak of the pandemic, the majority of the Company's stores in key markets were closed for an average of 8 to 10 weeks due to government-mandated lockdowns and other restrictions, resulting in significant adverse impacts to its operating results. Resurgences and outbreaks in certain parts of the world resulted in further business disruptions periodically throughout Fiscal 2021, most notably in Europe where a significant number of the Company's stores were closed for approximately 2 to 3 months during the second half of Fiscal 2021, including during the holiday period, due to government-mandated lockdowns and other restrictions. Such disruptions continued throughout Fiscal 2022 and Fiscal 2023 in certain regions, although to a lesser extent than Fiscal 2021. Further, throughout the course of the pandemic, the majority of the Company's stores that were able to remain open have periodically been subject to limited operating hours and/or customer capacity levels in accordance with local health guidelines, with traffic remaining challenged. However, the Company's digital commerce operations have grown significantly from pre-pandemic levels, due in part to its investments and enhanced capabilities, as well as changes in consumer shopping preferences.
The COVID-19 pandemic also adversely impacted the Company's distribution, logistic, and sourcing partners, including temporary factory closures, labor shortages, vessel, container and other transportation shortages, and port congestion. Such disruptions resulted in periods of reduced availability of inventory, delayed timing of inventory receipts, and increased costs for both the purchase and transportation of such inventory, most notably during Fiscal 2022 and the first half of Fiscal 2023.
The pandemic continues to evolve, with resurgences and outbreaks occurring in certain parts of the world during Fiscal 2023, including those resulting from variants of the virus. While the impact of these disruptions has generally been less significant than those experienced in Fiscal 2021 and Fiscal 2022, the Company cannot predict for how long and to what extent the pandemic may continue to impact its business operations, the global supply chain, or the overall global economy.

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
Revenue from the Company's licensing arrangements is recognized over time during the period that licensees are provided access to the Company's trademarks (i.e., symbolic intellectual property) and benefit from such access through their own sales of licensed products. These arrangements require licensees to pay a sales-based royalty, which for most arrangements, may be subject to a contractually-guaranteed minimum royalty amount. Payments are generally due quarterly and, depending on time of receipt, may be recorded as a liability until recognized as revenue. The Company recognizes revenue for sales-based royalty arrangements (including those for which the royalty exceeds any contractually-guaranteed minimum royalty amount) as licensed products are sold by the licensee. If a sales-based royalty is not ultimately expected to exceed a contractually-guaranteed minimum royalty amount, the minimum is generally recognized as revenue ratably over the respective contractual period. This sales-based output measure of progress and pattern of recognition best represents the value transferred to the licensee over the term of the arrangement, as well as the amount of consideration that the Company is entitled to receive in exchange for providing access to its trademarks. As of April 1, 2023, contractually-guaranteed minimum royalty amounts expected to be recognized as revenue during future periods were as follows:

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contractually-Guaranteed Minimum Royalties(a)
(millions)
Fiscal 2024	$98.5
Fiscal 2025	62.7
Fiscal 2026	44.1
Fiscal 2027	40.8
Fiscal 2028	11.3
Fiscal 2029 and thereafter	—
Total	$257.4

(a)Amounts presented do not contemplate potential contract renewals or royalties earned in excess of the contractually-guaranteed minimums.
Disaggregated Net Revenues
The following tables disaggregate the Company's net revenues into categories that depict how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors for the fiscal years presented:

	Fiscal Year Ended
	April 1, 2023
	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$1,872.6	$858.4	$1,322.1	$—	$4,053.1
Wholesale	1,147.9	980.8	104.6	—	2,233.3
Licensing	—	—	—	157.2	157.2
Total	$3,020.5	$1,839.2	$1,426.7	$157.2	$6,443.6

	Fiscal Year Ended
	April 2, 2022
	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$1,878.6	$828.3	$1,207.4	$27.2	$3,941.5
Wholesale	1,089.6	952.4	79.4	5.9	2,127.3
Licensing	—	—	—	149.7	149.7
Total	$2,968.2	$1,780.7	$1,286.8	$182.8	$6,218.5

	Fiscal Year Ended
	March 27, 2021
	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$1,214.1	$517.1	$968.4	$80.2	$2,779.8
Wholesale	778.3	648.8	59.1	12.4	1,498.6
Licensing	—	—	—	122.4	122.4
Total	$1,992.4	$1,165.9	$1,027.5	$215.0	$4,400.8

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)Net revenues from the Company's retail and wholesale businesses are recognized at a point in time. Net revenues from the Company's licensing business are recognized over time.
Deferred Income
Deferred income represents cash payments received in advance of the Company's transfer of control of products or services to its customers and generally consists of unredeemed gift cards (net of breakage) and advance royalty payments from licensees. The Company's deferred income balances were $14.1 million and $16.6 million as of April 1, 2023 and April 2, 2022, respectively, and were primarily recorded within accrued expenses and other current liabilities within the consolidated balance sheets. The majority of the deferred income balance as of April 1, 2023 is expected to be recognized as revenue within the next twelve months.
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
Shipping and Handling Costs
Costs associated with shipping goods to customers are accounted for as fulfillment activities and reflected as SG&A expenses in the consolidated statements of operations. Shipping and handling costs (described above) billed to customers are included in revenue. A summary of shipping and handling costs recognized during the fiscal years presented is as follows:

	Fiscal Years Ended
	April 1, 2023	April 2, 2022	March 27, 2021
	(millions)
Shipping costs	$79.9	$73.0	$54.8
Handling costs	169.7	151.8	138.3
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
Advertising and marketing expenses were $438.1 million, $456.3 million, and $265.0 million in Fiscal 2023, Fiscal 2022, and Fiscal 2021, respectively. Deferred advertising, marketing, and promotional costs, which principally relate to advertisements that have not yet been exhibited or payments made for services that have not yet been received, were $10.4 million and $7.9 million at the end of Fiscal 2023 and Fiscal 2022, respectively, and were recorded within prepaid expenses and other current assets in the consolidated balance sheets.
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
The Company also recognizes gains and losses on both third-party and intercompany balances that are denominated in a currency other than the respective entity's functional currency. Such foreign currency transactional gains and losses are recognized within other income (expense), net in the consolidated statements of operations, inclusive of the effects of any related hedging activities, and reflected a net loss of $4.5 million in Fiscal 2023 and net gains of $2.8 million and $8.7 million in Fiscal 2022 and Fiscal 2021, respectively.
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
The weighted-average number of common shares outstanding used to calculate basic net income (loss) per common share is reconciled to shares used to calculate diluted net income (loss) per common share as follows:

	Fiscal Years Ended
	April 1, 2023	April 2, 2022	March 27, 2021
	(millions)
Basic shares	67.7	73.0	73.5
Dilutive effect of RSUs and stock options	1.3	1.3	—	(a)
Diluted shares	69.0	74.3	73.5

(a)Incremental shares of 1.2 million attributable to outstanding RSUs were excluded from the computation of diluted shares for Fiscal 2021 as such shares would not be dilutive given the net loss incurred during that fiscal year.
All earnings per share amounts have been calculated using unrounded numbers. The Company has outstanding performance-based RSUs, which are included in the computation of diluted shares only to the extent that the underlying performance conditions (i) have been satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. In addition, options to purchase shares of the Company's Class A common stock at an exercise price greater than the average market price of such common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income (loss) per common share. As of the end of Fiscal 2023, Fiscal 2022, and Fiscal 2021, there were 0.3 million, 0.1 million, and 0.4 million, respectively, of additional shares issuable contingent upon vesting of performance-based RSUs and/or upon exercise of anti-dilutive stock options that were excluded from the diluted shares calculations.

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
Compensation expense for all performance-based RSUs is recognized over the requisite service period when attainment of the performance goal is deemed probable, net of estimated forfeitures. Compensation expense for market-based RSUs, net of estimated forfeitures, is recognized over the requisite service period regardless of whether, and the extent to which, the market condition is ultimately satisfied. The Company recognizes compensation expense on an accelerated basis for all awards with graded vesting terms, including certain RSUs, restricted stock, and stock options, if any. For RSU awards with cliff vesting terms, compensation expense is recognized on a straight-line basis. For certain RSU awards granted to retirement-eligible employees, or employees who will become retirement-eligible prior to the end of the awards' respective stated vesting periods, the related compensation expense is recognized on an accelerated basis over a term commensurate with the period that the employee is required to provide service in order to vest in the award. See Note 18 for further discussion of the Company's stock-based compensation plans.
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
A rollforward of the activity in the Company's reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented as follows:

	Fiscal Years Ended
	April 1, 2023	April 2, 2022	March 27, 2021
	(millions)
Beginning reserve balance	$180.7	$173.7	$204.7
Amount charged against revenue to increase reserve	407.9	407.7	280.1
Amount credited against customer accounts to decrease reserve	(436.5)	(392.9)	(317.4)
Foreign currency translation	(4.0)	(7.8)	6.3
Ending reserve balance	$148.1	$180.7	$173.7

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
An allowance for doubtful accounts is determined through analysis of accounts receivable aging, assessments of collectability based on evaluation of historical trends, the financial condition of the Company's customers and their ability to withstand prolonged periods of adverse economic conditions, and evaluation of the impact of current and forecasted economic and market conditions over the related asset's contractual life, such as those resulting from COVID-19 business disruptions (most notably during Fiscal 2021), among other factors.
A rollforward of the activity in the Company's allowance for doubtful accounts is presented as follows:

	Fiscal Years Ended
	April 1, 2023	April 2, 2022	March 27, 2021
	(millions)
Beginning reserve balance	$34.0	$40.1	$71.5
Amount recorded to expense to increase (decrease) reserve(a)	2.3	(2.2)	(27.6)
Amount written-off against customer accounts to decrease reserve	(8.5)	(2.8)	(6.1)
Foreign currency translation	(0.6)	(1.1)	2.3
Ending reserve balance	$27.2	$34.0	$40.1

(a)Amounts recorded to bad debt expense are included within SG&A expenses in the consolidated statements of operations.
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department stores, specialty stores, and third-party digital partners around the world, and extends credit based on an evaluation of each customer's financial capacity and condition, usually without requiring collateral. In the Company's wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2023, the Company's sales to its three largest wholesale customers accounted for approximately 16% of total net revenues. Substantially all of the Company's sales to its three largest wholesale customers related to its North America segment. As of April 1, 2023, these three key wholesale customers accounted for approximately 34% of total gross accounts receivable.
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
The estimated realizable value of inventory is determined based on an analysis of historical sales trends of the Company's individual product lines, the impact of market trends and economic conditions (such as those resulting from pandemic diseases and other catastrophic events), and a forecast of future demand, giving consideration to the value of current in-house orders for future sales of inventory, as well as plans to sell inventory through the Company's outlet stores, among other liquidation channels. Actual results may differ from estimates due to the quantity, quality, and mix of products in inventory, consumer and retailer preferences, and actual economic and market conditions. In addition, reserves for inventory shrinkage, representing the risk of physical loss of inventory, are estimated based on historical experience and are adjusted based upon physical inventory counts. The Company's historical estimates of the realizable value of its inventory and its reserves for inventory shrinkage have not differed materially from actual results. However, unforeseen adverse future economic and market conditions could result in the Company's actual results differing materially from its estimates.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Implementation Costs Incurred in Cloud Computing Arrangements
For cloud computing arrangements that are a service contract, the Company capitalizes certain implementation costs incurred (depending on their nature) during the application development stage of the related project, and expenses costs during the preliminary project and post-implementation stages as they are incurred. Capitalized implementation costs are expensed on a straight-line basis over the reasonably certain term of the hosting arrangement, beginning when the module is ready for its intended use. The Company's cloud computing arrangements relate to various areas, including certain retail store and digital commerce operations, and corporate and administrative functions. Capitalized amounts related to such arrangements are recorded within prepaid expenses and other current assets and within other non-current assets in the consolidated balance sheets (see Note 7). Capitalized implementation costs expensed were $6.3 million, $9.2 million, and $8.4 million during Fiscal 2023, Fiscal 2022, and Fiscal 2021, respectively, and were recorded in SG&A expenses in the consolidated statements of operations.
Property and Equipment, Net
Property and equipment, net is stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis, based upon the estimated useful lives of depreciable assets, which range from 3 to 7 years for furniture and fixtures, machinery and equipment, and capitalized software; and from 10 to 40 years for buildings and improvements. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the respective assets or the term of the related lease.
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
Leases
The Company's lease arrangements primarily relate to real estate, including its retail stores, concession-based shop-within-shops, corporate offices, and warehouse facilities and, to a lesser extent, certain equipment and other assets. The Company's leases generally have initial terms ranging from 3 to 10 years and may include renewal or early-termination options, rent escalation clauses, and/or lease incentives in the form of construction allowances and rent abatements. The Company is typically required to make fixed minimum rent payments, variable rent payments based on performance (e.g., percentage-of-sales-based payments), or a combination thereof, relating to its right to use an underlying leased asset. The Company is also often required to pay for certain other costs that do not relate specifically to its right to use an underlying leased asset, but that are associated with the asset, including real estate taxes, insurance, common area maintenance fees, and/or certain other costs (referred to collectively herein as "non-lease components"), which may be fixed or variable in amount, depending on the terms of the respective lease agreement. The Company's leases do not contain significantly restrictive covenants or residual value guarantees.
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
4.    Recently Issued Accounting Standards
Disclosure of Supplier Finance Program Obligations
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2022-04, "Disclosure of Supplier Finance Program Obligations" ("ASU 2022-04"). ASU 2022-04 requires entities to disclose the key terms of supplier finance programs they use in connection with the purchase of goods and services, along with the amount of obligations outstanding at the end of each period and an annual rollforward of such obligations. This standard does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations. ASU 2022-04 is effective for the Company beginning in its Fiscal 2024 and is to be applied retrospectively to all periods in which a balance sheet is presented. The annual rollforward disclosure is not required to be made until its fiscal year ending March 29, 2025 ("Fiscal 2025") and is to be applied prospectively. Early adoption is permitted. Other than the new disclosure requirements, ASU 2022-04 will not have an impact on the Company's consolidated financial statements.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
guidance in ASU 2020-04 was effective upon issuance and, once adopted, may be applied prospectively to contract modifications and hedging relationships through December 31, 2024. The Company is evaluating the impact that the guidance will have on its consolidated financial statements and related disclosures, if adopted, and currently does not expect that it would be material.
5.    Property and Equipment
Property and equipment, net consists of the following:

	April 1, 2023	April 2, 2022
	(millions)
Land and improvements	$15.3	$15.3
Buildings and improvements	471.9	480.4
Furniture and fixtures	608.8	589.6
Machinery and equipment	375.9	375.7
Capitalized software	541.1	532.1
Leasehold improvements	1,216.1	1,170.1
Construction in progress	60.9	55.4
	3,290.0	3,218.6
Less: accumulated depreciation	(2,334.5)	(2,249.1)
Property and equipment, net	$955.5	$969.5
Property and equipment, net includes finance lease ROU assets, which are reflected in the table above based on their nature.
Depreciation expense was $206.5 million, $211.8 million, and $227.4 million during Fiscal 2023, Fiscal 2022, and Fiscal 2021, respectively, and was recorded primarily within SG&A expenses in the consolidated statements of operations.
6.    Goodwill and Other Intangible Assets
Goodwill
The following table details the changes in goodwill for each of the Company's segments during Fiscal 2023 and Fiscal 2022:

	North America	Europe	Asia	Other Non-reportable Segments	Total
	(millions)
Balance at March 27, 2021	$421.8	$304.0	$76.8	$132.0	$934.6
Foreign currency translation	—	(18.0)	(7.9)	—	(25.9)
Balance at April 2, 2022	421.8	286.0	68.9	132.0	908.7
Foreign currency translation	—	(4.2)	(5.6)	—	(9.8)
Balance at April 1, 2023	$421.8	$281.8	$63.3	$132.0	$898.9
Based on the results of the Company's goodwill impairment testing in Fiscal 2023, Fiscal 2022, and Fiscal 2021, no goodwill impairment charges were recorded. See Note 12 for further discussion of the Company's goodwill impairment testing.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Intangible Assets
Other intangible assets consist of the following:

	April 1, 2023			April 2, 2022
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Re-acquired licensed trademarks	$226.3	$(174.7)	$51.6	$228.6	$(168.8)	$59.8
Customer relationships	239.8	(211.9)	27.9	245.8	(212.3)	33.5
Other	10.1	(8.0)	2.1	10.1	(7.8)	2.3
Total intangible assets subject to amortization	476.2	(394.6)	81.6	484.5	(388.9)	95.6
Intangible assets not subject to amortization:
Trademarks and brands	7.3	N/A	7.3	7.3	N/A	7.3
Total intangible assets	$483.5	$(394.6)	$88.9	$491.8	$(388.9)	$102.9
Amortization Expense
Amortization expense was $14.0 million, $17.9 million, and $20.2 million during Fiscal 2023, Fiscal 2022, and Fiscal 2021, respectively, and is recorded within SG&A expenses in the consolidated statements of operations.
Based on the balance of the Company's finite-lived intangible assets subject to amortization as of April 1, 2023, the expected amortization expense for each of the next five fiscal years and thereafter is as follows:

Amortization Expense
(millions)
Fiscal 2024	$13.2
Fiscal 2025	12.9
Fiscal 2026	10.7
Fiscal 2027	10.0
Fiscal 2028	10.0
Fiscal 2029 and thereafter	24.8
Total	$81.6
The expected future amortization expense above reflects weighted-average estimated remaining useful lives of 7.1 years for re-acquired licensed trademarks, 6.9 years for customer relationships, and 7.1 years for the Company's finite-lived intangible assets in total.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    Other Assets and Liabilities
Prepaid expenses and other current assets consist of the following:

	April 1, 2023	April 2, 2022
	(millions)
Other taxes receivable	$46.7	$26.2
Non-trade receivables	30.7	41.4
Prepaid software maintenance	18.5	16.4
Inventory return asset	10.5	8.3
Prepaid advertising and marketing	10.4	7.9
Prepaid logistic services	6.5	6.6
Cloud computing arrangement implementation costs	6.2	4.0
Prepaid occupancy expense	5.8	6.0
Prepaid insurance	4.1	3.0
Tenant allowances receivable	3.9	6.1
Derivative financial instruments	1.7	8.7
Other prepaid expenses and current assets	43.7	37.9
Total prepaid expenses and other current assets	$188.7	$172.5
Other non-current assets consist of the following:

	April 1, 2023	April 2, 2022
	(millions)
Derivative financial instruments	$42.8	$23.7
Security deposits	33.0	30.6
Equity method and other investments	10.6	12.0
Cloud computing arrangement implementation costs	10.1	9.7
Deferred rent assets	6.8	5.2
Restricted cash	6.1	6.6
Other non-current assets	23.6	23.4
Total other non-current assets	$133.0	$111.2

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accrued expenses and other current liabilities consist of the following:

	April 1, 2023	April 2, 2022
	(millions)
Accrued inventory	$212.3	$250.2
Accrued payroll and benefits	198.1	278.0
Accrued operating expenses	194.4	223.4
Dividends payable	49.2	48.1
Accrued capital expenditures	37.2	49.6
Other taxes payable	32.8	60.9
Restructuring reserve	20.8	30.8
Finance lease obligations	20.3	19.8
Deferred income	14.0	16.5
Other accrued expenses and current liabilities	16.4	14.1
Total accrued expenses and other current liabilities	$795.5	$991.4
Other non-current liabilities consist of the following:

	April 1, 2023	April 2, 2022
	(millions)
Deferred lease incentives and obligations	$43.2	$52.7
Accrued benefits and deferred compensation	12.4	12.0
Deferred tax liabilities	7.2	12.5
Derivative financial instruments	—	18.1
Other non-current liabilities	38.1	36.6
Total other non-current liabilities	$100.9	$131.9
8.    Impairment of Assets
During Fiscal 2023, the Company recorded impairment charges of $9.7 million to write-down certain long-lived assets, of which $9.5 million related to a certain previously exited real estate location for which the related lease agreement has not yet expired and $0.2 million related to its restructuring plans (see Note 9).
During Fiscal 2022, the Company recorded impairment charges of $21.3 million to write-down certain long-lived assets in connection with its restructuring plans (see Note 9).
During Fiscal 2021, the Company recorded impairment charges of $96.0 million to write-down certain long-lived assets, of which $69.4 million related to its restructuring plans (see Note 9), $17.5 million related to underperforming stores identified through its ongoing store portfolio evaluation and adverse impacts associated with COVID-19 business disruptions, and $9.1 million related to certain previously exited real estate locations for which the related lease agreements had not yet expired.
See Note 12 for further discussion of these impairment charges recorded during the fiscal years presented.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.    Restructuring and Other Charges, Net
A description of significant restructuring and other activities and their related costs is provided below.
Fiscal 2021 Strategic Realignment Plan
The Company has undertaken efforts to realign its resources to support future growth and profitability, and to create a sustainable, enhanced cost structure. The key areas of the Company's initiatives underlying these efforts involved evaluation of its: (i) team organizational structures and ways of working; (ii) real estate footprint and related costs across its corporate offices, distribution centers, and direct-to-consumer retail and wholesale doors; and (iii) brand portfolio.
In connection with the first initiative, on September 17, 2020, the Company's Board of Directors approved a restructuring plan (the "Fiscal 2021 Strategic Realignment Plan") to reduce its global workforce. Additionally, during a preliminary review of its store portfolio during the second quarter of Fiscal 2021, the Company decided to close its Polo store on Regent Street in London.
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
Later, on February 3, 2021, the Company's Board of Directors approved additional actions related to its real estate initiative. Specifically, the Company further rightsized and consolidated its global corporate offices to better align with its organizational profile and new ways of working. The Company also closed certain of its stores to improve overall profitability. Additionally, the Company further consolidated its North America distribution centers in order to drive greater efficiencies, improve sustainability, and deliver a better consumer experience.
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
Actions associated with the Fiscal 2021 Strategic Realignment Plan are now complete and no additional charges are expected to be incurred in connection with this plan.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of the charges recorded in connection with the Fiscal 2021 Strategic Realignment Plan during the fiscal years presented, as well as the cumulative charges recorded since its inception (inclusive of immaterial other restructuring-related charges previously recorded during the first quarter of Fiscal 2021), is as follows:

	Fiscal Year Ended			Cumulative Charges
	April 1, 2023	April 2, 2022	March 27, 2021
	(millions)
Cash-related restructuring charges:
Severance and benefit costs (reversals)	$8.6	$(5.7)	$144.2	$147.1
Other cash charges	3.9	7.7	14.9	26.5
Total cash-related restructuring charges	12.5	2.0	159.1	173.6
Non-cash charges:
Impairment of assets (see Note 8)	0.2	21.3	69.4	90.9
Inventory-related charges(a)	0.3	—	8.3	8.6
Accelerated stock-based compensation expense(b)	—	2.0	—	2.0
Other non-cash charges	6.7	—	—	6.7
Total non-cash charges	7.2	23.3	77.7	108.2
Total charges	$19.7	$25.3	$236.8	$281.8

(a)Inventory-related charges are recorded within cost of goods sold in the consolidated statements of operations.
(b)Accelerated stock-based compensation expense, which was recorded within restructuring and other charges, net in the consolidated statements of operations, related to vesting provisions associated with certain separation agreements.
In addition to the charges summarized in the table above, the Company recognized $4.0 million of income during Fiscal 2022 primarily related to a certain revenue share clause in its agreement with Regent that entitled it to receive a portion of the sales generated by the Club Monaco business during a four-month business transition period. The Company donated this income to The Ralph Lauren Corporate Foundation, a non-profit, charitable foundation, which resulted in a related offsetting $4.0 million donation expense during Fiscal 2022. Subsequently, during Fiscal 2023, the Company recognized an additional $3.5 million of income related to consideration received from Regent as a result of the Club Monaco business exceeding certain previously defined revenue thresholds over a specified time period. The Company also donated this income to The Ralph Lauren Corporate Foundation, which resulted in a related offsetting $3.5 million donation expense during Fiscal 2023. The income and related offsetting donation expense in both Fiscal 2022 and Fiscal 2023 were all recorded within restructuring and other charges, net in the consolidated statements of operations.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of the activity in the restructuring reserve related to the Fiscal 2021 Strategic Realignment Plan during the fiscal years presented is as follows:

	Severance and Benefit Costs	Other Cash Charges	Total
	(millions)
Balance at March 28, 2020	$—	$—	$—
Additions charged to expense	144.2	14.9	159.1
Cash payments applied against reserve	(48.0)	(11.7)	(59.7)
Balance at March 27, 2021	96.2	3.2	99.4
Additions (reductions) charged to expense	(5.7)	7.7	2.0
Cash payments applied against reserve	(60.5)	(10.8)	(71.3)
Non-cash adjustments	0.6	—	0.6
Balance at April 2, 2022	30.6	0.1	30.7
Additions charged to expense	8.6	3.9	12.5
Cash payments applied against reserve	(18.2)	(4.0)	(22.2)
Non-cash adjustments	(0.3)	—	(0.3)
Balance at April 1, 2023	$20.7	$—	$20.7
Other Restructuring Plans
Actions associated with the Company's restructuring plan initiated during its fiscal year ended March 30, 2019 were previously completed and no related charges were recorded in any of the fiscal years presented. The Company made cash payments of $0.2 million, $2.5 million, and $21.4 million during Fiscal 2023, Fiscal 2022, and Fiscal 2021, respectively, which were applied against the restructuring reserve associated with this restructuring plan. As of April 1, 2023, there was no remaining restructuring reserve associated with this plan.
Other Charges
The Company recorded other charges of $23.8 million, $11.8 million, and $11.4 million during Fiscal 2023, Fiscal 2022, and Fiscal 2021, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired.
Additionally, during Fiscal 2022, the Company also recorded other charges of $6.4 million in connection with non-income-related capital taxes resulting from Swiss tax reform (see Note 10).

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.    Income Taxes
Inflation Reduction Act of 2022
On August 16, 2022, President Biden signed the Inflation Reduction Act ("IRA") into law. The IRA enacted a 15% corporate minimum tax rate (subject to certain thresholds being met) that will be applicable to the Company beginning in its Fiscal 2024, a 1% excise tax on share repurchases made after December 31, 2022, and created and extended certain tax-related energy incentives. The Company does not currently expect that the tax-related provisions of the IRA will have a material impact on its consolidated financial statements. See Note 16 for additional information relating to the Company's stock repurchase program.
Swiss Tax Reform
In May 2019, a public referendum was held in Switzerland that approved the Federal Act on Tax Reform and AHV Financing (the "Swiss Tax Act"), which became effective January 1, 2020. The Swiss Tax Act eliminated certain preferential tax items at both the federal and cantonal levels for multinational companies, and provided the cantons with parameters for establishing local tax rates and regulations. The Swiss Tax Act also provided transitional provisions, one of which allowed eligible companies to increase the tax basis of certain assets based on the value generated by their business in previous years, and to amortize such adjustment as a tax deduction over a transitional period.
The Swiss Tax Act was enacted into law during Fiscal 2020, resulting in a one-time income tax benefit and corresponding deferred tax asset of $122.9 million.
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
Taxes on Income
Domestic and foreign pretax income (loss) are as follows:

	Fiscal Years Ended
	April 1, 2023	April 2, 2022	March 27, 2021
	(millions)
Domestic	$74.3	$180.7	$(285.0)
Foreign	617.6	573.9	210.2
Total income (loss) before income taxes	$691.9	$754.6	$(74.8)

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Provisions for current and deferred income taxes are as follows:

	Fiscal Years Ended
	April 1, 2023	April 2, 2022	March 27, 2021
	(millions)
Current:
Federal	$(35.7)	$(24.2)	$38.5
State and local	1.4	(21.6)	1.5
Foreign	(131.0)	(154.8)	(50.7)
	(165.3)	(200.6)	(10.7)
Deferred:
Federal	14.3	53.8	(19.2)
State and local	(8.0)	8.2	3.5
Foreign	(10.2)	(15.9)	(19.9)
	(3.9)	46.1	(35.6)
Total income tax provision	$(169.2)	$(154.5)	$(46.3)
Tax Rate Reconciliation
The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows:

	Fiscal Years Ended
	April 1, 2023	April 2, 2022	March 27, 2021
	(millions)
Benefit (provision) for income taxes at the U.S. federal statutory rate	$(145.3)	$(158.5)	$15.7
Change due to:
State and local income taxes, net of federal benefit	(6.3)	(14.5)	6.1
Foreign income taxed at different rates, net of U.S. foreign tax credits	(2.7)	(2.6)	(4.8)
Deferred tax adjustments	—	8.0	—
Non-creditable foreign taxes	(8.8)	—	—
Foreign-derived intangible income benefit	—	20.3	—
Changes in valuation allowance on deferred tax assets	(0.2)	3.6	(34.9)
Unrecognized tax benefits and settlements of tax examinations	(1.2)	(11.5)	(4.6)
Swiss Tax Act expense	—	—	(13.8)
Compensation-related adjustments	(7.7)	(9.4)	(12.9)
Charitable contributions	2.8	3.7	7.4
Transfer pricing adjustments	—	—	(4.1)
Other	0.2	6.4	(0.4)
Total income tax provision	$(169.2)	$(154.5)	$(46.3)
Effective tax rate(a)	24.5%	20.5%	(61.9%)

(a)Effective tax rate is calculated by dividing the income tax provision by income (loss) before income taxes.
The Company's Fiscal 2023 effective tax rate was higher than the U.S. federal statutory income tax rate of 21% primarily due to the unfavorable impact of certain foreign deferred adjustments, compensation-related adjustments, and state taxes. The Company's Fiscal 2022 effective tax rate was slightly lower than the U.S. federal statutory income tax rate of 21% primarily due to favorable tax impacts of the foreign-derived intangible income deduction and deferred tax adjustments, partially offset

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
by the unfavorable impacts of additional income tax reserves associated with certain income tax audits and tax impacts of compensation related adjustments. The Company's Fiscal 2021 effective tax rate was unfavorable to the U.S. federal statutory income tax rate of 21% primarily due to incremental tax expense resulting from new legislation enacted in connection with the European Union's anti-tax avoidance directive, as previously discussed, valuation allowances recorded against certain deferred tax assets as a result of significant business disruptions attributable to COVID-19, and tax impacts on stock-based compensation and other permanent adjustments, partially offset by an income tax benefit related to charitable contributions.
Deferred Taxes
Significant components of the Company's deferred tax assets and liabilities are as follows:

	April 1, 2023	April 2, 2022
	(millions)
Lease liabilities	$334.9	$349.5
Deferred income	69.8	96.0
Deferred compensation	47.4	34.5
Property and equipment	39.2	15.7
Unrecognized tax benefits	34.2	31.7
Receivable allowances and reserves	31.4	31.2
Inventory basis difference	30.4	27.5
Capitalized software	14.5	—
Net operating loss carryforwards	11.7	58.9
GILTI-related carryforwards	5.8	10.6
Accrued expenses	5.5	7.3
Transfer pricing	—	4.1
Lease ROU assets	(259.3)	(273.1)
Goodwill and other intangible assets	(60.2)	(53.9)
Cumulative translation adjustment and hedges	(23.1)	(11.3)
Undistributed foreign income	(19.5)	(4.0)
Other	(3.2)	11.7
Valuation allowance	(11.6)	(45.1)
Net deferred tax assets(a)	$247.9	$291.3

(a)Net deferred tax balances as of April 1, 2023 and April 2, 2022 were comprised of non-current deferred tax assets of $255.1 million and $303.8 million, respectively, recorded within deferred tax assets, and non-current deferred tax liabilities of $7.2 million and $12.5 million, respectively, recorded within other non-current liabilities in the consolidated balance sheets.
The Company has available state and foreign net operating loss carryforwards of $1.4 million and $2.5 million (all net of tax), respectively, for tax purposes to offset future taxable income. There are no federal net operating loss carryforwards available to the Company. The net operating loss carryforwards expire beginning in Fiscal 2025.
The Company also has available state and foreign net operating loss carryforwards of $5.5 million and $2.3 million (both net of tax), respectively, for which no net deferred tax asset has been recognized. A full valuation allowance has been recorded against these carryforwards since the Company does not believe that it will more likely than not be able to utilize these carryforwards to offset future taxable income. Subsequent recognition of these deferred tax assets would result in an income tax benefit in the year of such recognition. The valuation allowance relating to state net operating loss carryforwards increased by $0.8 million (net of tax) as a result of changes in tax provision for jurisdictions where the Company does not believe that it will more likely than not be able to utilize these carryforwards in the future. The valuation allowance relating to foreign net operating loss carryforwards decreased by $25.3 million, mainly due to the write-off of related net operating losses in jurisdictions where the Company will no longer be able to utilize the carryforwards in the future.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In January 2018, new U.S. tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA") became effective. The TCJA significantly revised U.S. tax law by, among other provisions, creating a territorial tax system that included a one-time mandatory transition tax on previously deferred foreign earnings. As a result of the taxation of undistributed foreign earnings in connection with the TCJA, the Company reevaluated its permanent reinvestment assertion and determined that undistributed foreign earnings that were subject to the TCJA's one-time mandatory transition tax were no longer considered to be permanently reinvested, effective December 31, 2017. The mandatory transition tax does not apply to undistributed foreign earnings generated after December 31, 2017. Accordingly, provision has not been made for U.S. or additional foreign taxes on approximately $2.178 billion of undistributed earnings of foreign subsidiaries generated after December 31, 2017, as such earnings are expected to be permanently reinvested. These earnings could become subject to tax if they were remitted as dividends, if foreign earnings were lent to RLC, a subsidiary or a U.S. affiliate of RLC, or if the stock of the subsidiaries were sold. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable.
Uncertain Income Tax Benefits
Fiscal 2023, Fiscal 2022, and Fiscal 2021 Activity
Reconciliations of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for Fiscal 2023, Fiscal 2022, and Fiscal 2021 are presented below:

	Fiscal Years Ended
	April 1, 2023	April 2, 2022	March 27, 2021
	(millions)
Unrecognized tax benefits beginning balance	$75.4	$71.4	$72.7
Additions related to current period tax positions	13.3	21.6	3.2
Additions related to prior period tax positions	0.6	8.1	8.8
Reductions related to prior period tax positions	(4.3)	(7.6)	(4.2)
Reductions related to expiration of statutes of limitations	(2.9)	(1.1)	(2.1)
Reductions related to settlements with taxing authorities	(4.5)	(14.8)	(9.6)
Additions (reductions) related to foreign currency translation	(0.5)	(2.2)	2.6
Unrecognized tax benefits ending balance	$77.1	$75.4	$71.4
The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. Reconciliations of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits for Fiscal 2023, Fiscal 2022, and Fiscal 2021 are presented below:

	Fiscal Years Ended
	April 1, 2023	April 2, 2022	March 27, 2021
	(millions)
Accrued interest and penalties beginning balance	$16.5	$20.0	$16.2
Net additions charged to expense	2.6	2.6	5.5
Reductions related to prior period tax positions	(1.9)	(0.9)	(1.7)
Reductions related to settlements with taxing authorities	(0.4)	(5.0)	(0.3)
Additions (reductions) related to foreign currency translation	(0.1)	(0.2)	0.3
Accrued interest and penalties ending balance	$16.7	$16.5	$20.0
The total amount of unrecognized tax benefits, including interest and penalties, was $93.8 million and $91.9 million as of April 1, 2023 and April 2, 2022, respectively, and was included within the non-current liability for unrecognized tax benefits in the consolidated balance sheets. The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $59.6 million and $60.1 million as of April 1, 2023 and April 2, 2022, respectively.

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
11.    Debt
Debt consists of the following:

	April 1, 2023	April 2, 2022
	(millions)
$400 million 3.750% Senior Notes(a)	$398.4	$397.7
$500 million 1.700% Senior Notes(b)	—	499.8
$750 million 2.950% Senior Notes(c)	740.1	738.8
Total debt	1,138.5	1,636.3
Less: current portion of long-term debt	—	499.8
Total long-term debt	$1,138.5	$1,136.5

(a)The carrying value of the 3.750% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $1.6 million and $2.3 million as of April 1, 2023 and April 2, 2022, respectively.
(b)The carrying value of the 1.700% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $0.2 million as of April 2, 2022.
(c)The carrying value of the 2.950% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $9.9 million and $11.2 million as of April 1, 2023 and April 2, 2022, respectively.
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
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility (as defined below). Accordingly, the Company does not expect combined borrowings outstanding under the Commercial Paper Program and Global Credit Facility to exceed $500 million. Commercial Paper Program borrowings may be used to support the Company's general working capital and corporate needs. Maturities of commercial paper notes vary, but cannot exceed 397 days from the date of issuance. Commercial paper notes issued under the Commercial Paper Program rank equally in seniority with the Company's other forms of unsecured indebtedness. As of both April 1, 2023 and April 2, 2022, there were no borrowings outstanding under the Commercial Paper Program.
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
Upon the occurrence of an Event of Default under the Global Credit Facility, the lenders may cease making loans, terminate the Global Credit Facility, and declare all amounts outstanding to be immediately due and payable. The Global Credit Facility specifies a number of events of default (many of which are subject to applicable grace periods), including, among others, the failure to make timely principal, interest, and fee payments or to satisfy the covenants, including the financial covenant described above. Additionally, the Global Credit Facility provides that an Event of Default will occur if Mr. Ralph Lauren, the Company's Executive Chairman and Chief Creative Officer, and entities controlled by the Lauren family fail to maintain a specified minimum percentage of the voting power of the Company's common stock. As of April 1, 2023, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company's Global Credit Facility.
In March 2020, the Company borrowed $475.0 million under the Global Credit Facility as a preemptive action to preserve cash and strengthen its liquidity position in response to the COVID-19 pandemic, which was subsequently repaid in June 2020. As of both April 1, 2023 and April 2, 2022, there were no borrowings outstanding under the Global Credit Facility. However, the Company was contingently liable for $11.9 million and $9.5 million of outstanding letters of credit as of April 1, 2023 and April 2, 2022, respectively.

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
A summary of the Company's Pan-Asia Borrowing Facilities by country is as follows:
•China Credit Facility — provides Ralph Lauren Trading (Shanghai) Co., Ltd. with a revolving line of credit of up to 100 million Chinese Renminbi (approximately $14 million) through April 3, 2024, which is also able to be used to support bank guarantees.
•South Korea Credit Facility — provides Ralph Lauren (Korea) Ltd. with a revolving line of credit of up to 30 billion South Korean Won (approximately $23 million) through October 27, 2023.
•Japan Overdraft Facility — provides Ralph Lauren Corporation Japan with an overdraft amount of up to 5 billion Japanese Yen (approximately $38 million) through April 30, 2024.
•China Overdraft Facility — provides Ralph Lauren Trading (Shanghai) Co., Ltd. with an overdraft amount of up to 100 million Chinese Renminbi (approximately $14 million) through June 17, 2023.
As of both April 1, 2023 and April 2, 2022, there were no borrowings outstanding under the Pan-Asia Borrowing Facilities.
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
The following table summarizes the Company's financial assets and liabilities that are measured and recorded at fair value on a recurring basis, excluding accrued interest components:

	April 1, 2023	April 2, 2022
	(millions)
Derivative assets(a)	$44.5	$32.4
Derivative liabilities(a)	5.7	18.3

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
The following table summarizes the carrying values and the estimated fair values of the Company's debt instruments:

	April 1, 2023		April 2, 2022
	Carrying Value(a)	Fair Value(b)	Carrying Value(a)	Fair Value(b)
	(millions)
$400 million 3.750% Senior Notes	$398.4	$393.6	$397.7	$407.9
$500 million 1.700% Senior Notes	—	N/A	499.8	500.5
$750 million 2.950% Senior Notes	740.1	677.1	738.8	721.0

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
During Fiscal 2023, Fiscal 2022, and Fiscal 2021, the Company recorded impairment charges to reduce the carrying values of certain long-lived assets to their estimated fair values. The fair values of these assets were determined based on Level 3 measurements, the related inputs of which included estimates of the amount and timing of the assets' net future discounted cash flows (including any potential sublease income for lease-related ROU assets), based on historical experience and consideration of current trends, market conditions, and comparable sales, as applicable.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes impairment charges recorded by the Company during the fiscal years presented to reduce the carrying values of certain long-lived assets to their estimated fair values as of the assessment date:

	Fiscal Years Ended
	April 1, 2023		April 2, 2022		March 27, 2021
Long-Lived Asset Category	Total Impairments	Fair Value as of Impairment Date	Total Impairments	Fair Value as of Impairment Date	Total Impairments	Fair Value as of Impairment Date
	(millions)
Property and equipment, net	$0.2	$—	$1.0	$—	$44.1	$23.5
Operating lease right-of-use assets	9.5	14.8	20.3	27.8	51.9	84.3
See Note 8 for additional discussion regarding impairment charges recorded by the Company within the consolidated statements of operations during the fiscal years presented.
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
The following table summarizes the Company's outstanding derivative instruments recorded on its consolidated balance sheets as of April 1, 2023 and April 2, 2022:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	April 1, 2023	April 2, 2022	April 1, 2023		April 2, 2022		April 1, 2023		April 2, 2022
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Cash flow hedges	$345.1	$236.5	PP	$1.4	PP	$6.6	AE	$5.0		$—
Net investment hedges(c)	700.0	700.0	ONCA	42.8	ONCA	23.7		—	ONCL	18.1
Total Designated Hedges	1,045.1	936.5		44.2		30.3		5.0		18.1
Undesignated Hedges:
FC — Undesignated hedges(d)	164.8	225.0	PP	0.3	PP	2.1	AE	0.7	AE	0.2
Total Hedges	$1,209.9	$1,161.5		$44.5		$32.4		$5.7		$18.3

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
The Company presents the fair values of its derivative assets and liabilities recorded on its consolidated balance sheets on a gross basis, even when they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its derivative instruments on a net basis in accordance with the terms of each of its master netting arrangements, spread across nine separate counterparties, the amounts presented in the consolidated balance sheets as of April 1, 2023 and April 2, 2022 would be adjusted from the current gross presentation as detailed in the following table:

	April 1, 2023			April 2, 2022
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount
	(millions)
Derivative assets	$44.5	$(4.5)	$40.0	$32.4	$(0.2)	$32.2
Derivative liabilities	5.7	(4.5)	1.2	18.3	(0.2)	18.1
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
The following tables summarize the pretax impact of gains and losses from the Company's designated derivative instruments on its consolidated financial statements for the fiscal years presented:

	Gains (Losses) Recognized in OCI
	Fiscal Years Ended
	April 1, 2023	April 2, 2022	March 27, 2021
	(millions)
Designated Hedges:
FC — Cash flow hedges	$18.1	$9.0	$(3.5)
Net investment hedges — effective portion	10.6	46.8	(35.5)
Net investment hedges — portion excluded from assessment of hedge effectiveness	26.6	3.6	(50.8)
Total Designated Hedges	$55.3	$59.4	$(89.8)

	Location and Amount of Gains (Losses) from Cash Flow Hedges Reclassified from AOCI to Earnings
	Fiscal Years Ended
	April 1, 2023		April 2, 2022		March 27, 2021
	Cost of goods sold	Other income (expense), net	Cost of goods sold	Other income (expense), net	Cost of goods sold	Other income (expense), net
	(millions)
Total amounts presented in the consolidated statements of operations in which the effects of related cash flow hedges are recorded	$(2,277.8)	$(4.1)	$(2,071.0)	$4.7	$(1,539.4)	$7.6
Effects of cash flow hedging:
FC — Cash flow hedges	23.8	—	3.8	—	12.6	(0.3)

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Gains (Losses) from Net Investment Hedges Recognized in Earnings			Location of Gains (Losses) Recognized in Earnings
	Fiscal Years Ended
	April 1, 2023	April 2, 2022	March 27, 2021
	(millions)
Net Investment Hedges:
Net investment hedges — portion excluded from assessment of hedge effectiveness(a)	$13.0	$11.9	$11.3	Interest expense
Total Net Investment Hedges	$13.0	$11.9	$11.3

(a)Amounts recognized in OCI relating to the effective portion of the Company's net investment hedges would be recognized in earnings only upon the sale or liquidation of the hedged net investment.
As of April 1, 2023, it is estimated that $4.2 million of pretax net gains on both outstanding and matured derivative instruments designated and qualifying as cash flow hedges deferred in AOCI will be recognized in earnings over the next twelve months. Amounts ultimately recognized in earnings will depend on exchange rates in effect when outstanding derivative instruments are settled.
The following table summarizes the pretax impact of gains and losses from the Company's undesignated derivative instruments on its consolidated financial statements for the fiscal years presented:

	Gains (Losses) Recognized in Earnings			Location of Gains (Losses) Recognized in Earnings
	Fiscal Years Ended
	April 1, 2023	April 2, 2022	March 27, 2021
	(millions)
Undesignated Hedges:
FC — Undesignated hedges	$13.0	$6.9	$(0.8)	Other income (expense), net
Total Undesignated Hedges	$13.0	$6.9	$(0.8)
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Investments
The Company's short-term investments as of April 1, 2023 and April 2, 2022, were $36.4 million and $734.6 million, respectively, and consisted of time deposits.
No significant realized or unrealized gains or losses on available-for-sale investments or impairment charges were recorded during any of the fiscal years presented.
Refer to Note 3 for further discussion of the Company's accounting policies relating to its investments.
14.    Leases
The following table summarizes ROU assets and lease liabilities recorded on the consolidated balance sheet:

	April 1, 2023	April 2, 2022	Location Recorded on Balance Sheet
	(millions)
Assets:
Operating leases	$1,134.0	$1,111.3	Operating lease right-of-use assets
Finance leases	271.7	299.4	Property and equipment, net
Total lease assets	$1,405.7	$1,410.7
Liabilities:
Operating leases:
Current portion	$266.7	$262.0	Current operating lease liabilities
Non-current portion	1,141.1	1,132.2	Long-term operating lease liabilities
Total operating lease liabilities	1,407.8	1,394.2
Finance leases:
Current portion	20.3	19.8	Accrued expenses and other current liabilities
Non-current portion	315.3	341.6	Long-term finance lease liabilities
Total finance lease liabilities	335.6	361.4
Total lease liabilities	$1,743.4	$1,755.6
The following table summarizes the composition of total lease cost during the fiscal years presented:

	Fiscal Years Ended
	April 1, 2023	April 2, 2022	March 27, 2021	Location Recorded in Earnings
	(millions)
Operating lease cost	$294.3	$300.2	$323.5	(a)
Finance lease costs:
Depreciation of leased assets	24.5	26.1	20.5	(b)
Accretion of lease liabilities	11.2	12.2	9.7	Interest expense
Variable lease cost	318.3	291.2	224.7	(c)
Short-term lease cost	2.8	3.6	4.9	SG&A expenses
Sublease income	(8.2)	(6.7)	(1.8)	Restructuring and other charges, net
Total lease cost	$642.9	$626.6	$581.5

(a)During Fiscal 2023, $3.1 million was included within cost of goods sold, $269.4 million was included within SG&A expenses, and $21.8 million was included within restructuring and other charges, net. During Fiscal 2022, $3.3 million was included within cost of goods sold, $276.2 million was included within SG&A expenses, and $20.7 million was included within restructuring and other charges, net. During Fiscal 2021, $3.4 million was included

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
within cost of goods sold, $307.0 million was included within SG&A expenses, and $13.1 million was included within restructuring and other charges, net.
(b)During Fiscal 2023, $22.8 million was included within SG&A expenses and $1.7 million was included within restructuring and other charges, net. During Fiscal 2022 and Fiscal 2021, depreciation of leased assets were included within SG&A expenses.
(c)During Fiscal 2023, $3.5 million was included within cost of goods sold, $307.8 million was included within SG&A expenses, and $7.0 million was included within restructuring and other charges, net. During Fiscal 2022, $4.6 million was included within cost of goods sold and $288.6 million was included within SG&A expenses, and a benefit of $2.0 million was included within restructuring and other charges, net. During Fiscal 2021, $4.5 million was included within cost of goods sold and $220.2 million was included within SG&A expenses.
The following table summarizes certain cash flow information related to the Company's leases:

	Fiscal Year Ended
	April 1, 2023	April 2, 2022	March 27, 2021
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$342.7	$384.6	$360.6
Operating cash flows from finance leases	11.2	12.3	6.7
Financing cash flows from finance leases	21.9	23.1	13.9
See Note 21 for supplemental non-cash information related to ROU assets recorded in connection with the recognition of new lease liabilities.
The following table presents a maturity analysis summary of contractual cash payments for the Company's lease liabilities recorded on the consolidated balance sheet as of April 1, 2023:

	April 1, 2023
	Operating Leases	Finance Leases
	(millions)
Fiscal 2024	$299.1	$33.0
Fiscal 2025	296.5	34.1
Fiscal 2026	219.4	34.4
Fiscal 2027	186.0	33.9
Fiscal 2028	150.2	31.7
Fiscal 2029 and thereafter	386.9	242.6
Total lease payments	1,538.1	409.7
Less: interest	(130.3)	(74.1)
Total lease liabilities	$1,407.8	$335.6
Additionally, the Company has $20.8 million of future payment obligations relating to executed lease agreements for which the related lease terms had not yet commenced as of the end of Fiscal 2023, and, therefore, are not recorded on the consolidated balance sheet as of April 1, 2023.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates related to the Company's operating and finance leases recorded on the consolidated balance sheet:

	April 1, 2023		April 2, 2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	6.5	12.7	6.8	13.5
Weighted-average discount rate	2.5%	3.1%	1.9%	3.2%
See Note 3 for discussion of the Company's accounting policies related to leases.
15.    Commitments and Contingencies
TCJA Mandatory Transition Tax
In connection with the TCJA's provision that subjects previously deferred foreign earnings to a one-time mandatory transition tax, the Company had a remaining related income tax payable obligation of $99.3 million as of April 1, 2023, which is expected to be paid as follows:

Mandatory Transition Tax Payments(a)
(millions)
Fiscal 2024	$23.4
Fiscal 2025	33.7
Fiscal 2026	42.2
Total mandatory transition tax payments	$99.3

(a)Included within current and non-current income tax payable in the consolidated balance sheets based upon the estimated timing of payments.
Employee Agreements
The Company has employment agreements with certain executives in the normal course of business which provide for compensation and certain other benefits. These agreements also provide for severance payments under certain circumstances.
Other Commitments
Other off-balance sheet firm commitments amounted to $1.257 billion as of April 1, 2023, including inventory purchase commitments of $878.6 million, lease commitments related to lease agreements for which the related lease terms have not yet commenced of $20.8 million, outstanding letters of credit of $11.9 million, interest payments related to the Company's debt of $203.5 million, and other commitments of $142.1 million, comprised of the Company's legally-binding obligations under sponsorship, licensing, and other marketing and advertising agreements, information technology-related service agreements, and pension-related obligations.
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
Common Stock Repurchase Program
Repurchases of shares of the Company's Class A common stock are subject to overall business and market conditions, as well as other potential factors such as the temporary restrictions previously in place under the Company's Global Credit Facility. Accordingly, in response to business disruptions related to the COVID-19 pandemic, effective beginning in the first quarter of Fiscal 2021, the Company temporarily suspended its common stock repurchase program as a preemptive action to preserve cash and strengthen its liquidity position. During the third quarter of Fiscal 2022, the Company resumed activities under its Class A common stock repurchase program as restrictions under its Global Credit Facility were lifted (see Note 11) and overall business and market conditions have improved since the COVID-19 pandemic first emerged.
A summary of the Company's repurchases of Class A common stock under its common stock repurchase program is as follows:

	Fiscal Years Ended
	April 1, 2023	April 2, 2022	March 27, 2021
	(in millions)
Cost of shares repurchased	$454.3	$450.5	$—
Number of shares repurchased	4.8	3.7	—
On February 2, 2022, the Company's Board of Directors approved an expansion of the Company's existing common stock repurchase program that allows it to repurchase up to an additional $1.500 billion of its Class A common stock. As of April 1, 2023, the remaining availability under the Company's Class A common stock repurchase program was approximately $1.175 billion.
As discussed in Note 10, as a result of the IRA's enactment into law, the Company is now subject to a 1% excise tax on share repurchases, effective for share repurchases made after December 31, 2022. This excise tax may be reduced for the value of certain share issuances. The excise tax incurred in connection with the Company's stock repurchases during the fourth quarter of Fiscal 2023 was not material.
In addition, during Fiscal 2023, Fiscal 2022, and Fiscal 2021, 0.3 million, 0.4 million, and 0.5 million shares of the Company's Class A common stock, at a cost of $34.3 million, $42.1 million, and $37.7 million, respectively, were surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards under its long-term stock incentive plans.
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dividends
Except as discussed below, the Company has maintained a regular quarterly cash dividend program on its common stock since 2003.
In response to business disruptions related to the COVID-19 pandemic, effective beginning in the first quarter of Fiscal 2021, the Company temporarily suspended its quarterly cash dividend program as a preemptive action to preserve cash and strengthen its liquidity position. On May 19, 2021, the Company's Board of Directors approved the reinstatement of its quarterly cash dividend program at the pre-pandemic amount of $0.6875 per share. On May 18, 2022, the Company's Board of Directors approved an increase to the Company's quarterly cash dividend on its common stock from $0.6875 to $0.75 per share. Dividends paid amounted to $198.3 million, $150.0 million, and $49.8 million for Fiscal 2023, Fiscal 2022, and Fiscal 2021, respectively.
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
17.    Accumulated Other Comprehensive Income (Loss)
The following table presents OCI activity, net of tax, accumulated in equity:

	Foreign Currency Translation Gains (Losses)(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges(b)	Net Unrealized Gains (Losses) on Defined Benefit Plans(c)	Total Accumulated Other Comprehensive Income (Loss)(d)
	(millions)
Balance at March 30, 2020	$(130.4)	$18.0	$(5.8)	$(118.2)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	7.2	(3.0)	3.3	7.5
Amounts reclassified from AOCI to earnings	—	(10.4)	0.3	(10.1)
Other comprehensive income (loss), net of tax	7.2	(13.4)	3.6	(2.6)
Balance at March 27, 2021	(123.2)	4.6	(2.2)	(120.8)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(66.5)	7.7	2.2	(56.6)
Amounts reclassified from AOCI to earnings	—	(3.3)	0.4	(2.9)
Other comprehensive income (loss), net of tax	(66.5)	4.4	2.6	(59.5)
Balance at April 2, 2022	(189.7)	9.0	0.4	(180.3)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(14.1)	15.6	3.7	5.2
Amounts reclassified from AOCI to earnings	—	(20.5)	(0.4)	(20.9)
Other comprehensive income (loss), net of tax	(14.1)	(4.9)	3.3	(15.7)
Balance at April 1, 2023	$(203.8)	$4.1	$3.7	$(196.0)

(a)OCI before reclassifications to earnings related to foreign currency translation gains (losses) includes income tax provisions of $12.6 million and $17.7 million for Fiscal 2023 and Fiscal 2022, respectively, and includes an income tax benefit of $22.1 million for Fiscal 2021. OCI before reclassifications to earnings includes gains of $28.2 million (net of a $9.0 million income tax provision) and $38.1 million (net of a $12.3 million income tax provision) for Fiscal 2023 and Fiscal 2022, respectively, and includes a loss of $65.6 million (net of a $20.7 million income tax benefit) for Fiscal 2021, related to changes in the fair values of instruments designated as hedges of the Company's net investment in certain foreign operations (see Note 13).
(b)OCI before reclassifications to earnings related to net unrealized gains (losses) on cash flow hedges are presented net of income tax provisions of $2.5 million and $1.3 million for Fiscal 2023 and Fiscal 2022, respectively, and are

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
presented net of an income tax benefit of $0.5 million for Fiscal 2021. The tax effects on amounts reclassified from AOCI to earnings are presented in a table below.
(c)Activity is presented net of taxes, which were immaterial for all periods presented.
(d)The Company generally releases income tax effects from AOCI when the corresponding pretax AOCI items are reclassified to earnings.
The following table presents reclassifications from AOCI to earnings for cash flow hedges, by component:

	Fiscal Years Ended
	April 1, 2023	April 2, 2022	March 27, 2021	Location of Gains (Losses) Reclassified from AOCI to Earnings
	(millions)
Gains (losses) on cash flow hedges(a):
FC — Cash flow hedges	$23.8	$3.8	$12.6	Cost of goods sold
FC — Cash flow hedges	—	—	(0.3)	Other income (expense), net
Tax effect	(3.3)	(0.5)	(1.9)	Income tax provision
Net of tax	$20.5	$3.3	$10.4

(a)FC = Forward foreign currency exchange contracts.
18.    Stock-based Compensation
Long-term Stock Incentive Plans
On August 1, 2019, the Company's shareholders approved the 2019 Long-Term Stock Incentive Plan (the "2019 Incentive Plan"), which replaced the Company's Amended and Restated 2010 Long-Term Stock Incentive Plan (the "2010 Incentive Plan"). The 2019 Incentive Plan provided for 1.2 million of new shares authorized for issuance to the participants, in addition to the approximately 3.0 million shares that remained available for issuance under the 2010 Incentive Plan as of August 1, 2019. In addition, any outstanding awards under the 2010 Incentive Plan or the Company's 1997 Long-Term Stock Incentive Plan (the "1997 Incentive Plan") that expire, are forfeited, or are surrendered to the Company in satisfaction of taxes, will become available for issuance under the 2019 Incentive Plan. The 2019 Incentive Plan became effective August 1, 2019 and no further grants will be made under the 2010 Incentive Plan. Outstanding awards issued prior to August 1, 2019 will continue to remain subject to the terms of the 2010 Incentive Plan or 1997 Incentive Plan, as applicable. As of April 1, 2023, 2.8 million shares remained available for future issuance under the Company's incentive plans.
Stock-based compensation awards that may be made under the 2019 Incentive Plan include, but are not limited to, (i) RSUs, (ii) restricted stock, and (iii) stock options. During the fiscal years presented, annual grants consisted entirely of RSUs. For RSUs granted to retirement-eligible employees, or employees who become retirement-eligible prior to the end of the awards' respective stated vesting periods, vesting continues post-retirement for all or a portion of the remaining unvested RSUs.
Impact on Results
A summary of total stock-based compensation expense and the related income tax benefits recognized is as follows:

	Fiscal Years Ended
	April 1, 2023	April 2, 2022	March 27, 2021
	(millions)
Compensation expense(a)	$75.5	$81.7	$72.7
Income tax benefit	(12.6)	(13.0)	(12.4)

(a)Fiscal 2022 includes $2.0 million of accelerated stock-based compensation expense recorded within restructuring and other charges, net in the consolidated statements of operations (see Note 9). All other stock-based compensation expense was recorded within SG&A expenses.

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
A summary of service-based RSU activity during Fiscal 2023 is as follows:

	Service- based RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value
	(thousands)
Nonvested at April 2, 2022	1,566	$87.07
Granted	668	92.07
Vested	(579)	88.40
Forfeited	(70)	95.58
Nonvested at April 1, 2023	1,585	$88.32

Service- based RSUs
Total unrecognized compensation expense at April 1, 2023 (millions)	$41.2
Weighted-average period expected to be recognized over (years)	1.2
Additional information pertaining to service-based RSU activity is as follows:

	Fiscal Years Ended
	April 1, 2023	April 2, 2022	March 27, 2021
Service-based RSUs:
Weighted-average grant date fair value of awards granted	$92.07	$117.33	$64.55
Total fair value of awards vested (millions)	$56.7	$79.5	$33.4
Performance-based RSUs
The Company grants performance-based RSUs to its senior executives and other key employees. The fair values of performance-based RSUs are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue while outstanding and unvested. Performance-based RSUs generally vest (i) upon the completion of a three-year period of time (cliff vesting), subject to the employee's continuing employment (except for awards granted to retirement-eligible employees, or employees who become retirement-eligible prior to the end of the awards' respective stated vesting periods, as previously discussed) and the Company's achievement of certain performance goals established at the beginning of the three-year performance period or (ii) ratably, over a three-year period of time (graded vesting), subject to the employee's continuing employment during the applicable vesting period (except for awards granted to retirement-eligible employees, or employees who become retirement-

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
eligible prior to the end of the awards' respective stated vesting periods, as previously discussed) and the achievement by the Company of certain performance goals in the initial year of the three-year vesting period.
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
The assumptions used to estimate the fair value of TSR awards granted were as follows:

	Fiscal Years Ended
	April 1, 2023	April 2, 2022	March 27, 2021
Expected volatility	49.9%	46.8%	N/A
Expected dividend yield	3.0%	2.2%	N/A
Risk-free interest rate	3.1%	0.4%	N/A
Weighted-average grant date fair value	$124.62	$146.46	N/A

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of performance-based RSU activity including TSR awards during Fiscal 2023 is as follows:

	Performance-based RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value
	(thousands)
Nonvested at April 2, 2022	542	$104.29
Granted	261	106.58
Change due to performance and/or market condition achievement	(58)	88.03
Vested	(269)	86.94
Forfeited	(7)	120.14
Nonvested at April 1, 2023	469	$117.35

Performance-based RSUs
Total unrecognized compensation expense at April 1, 2023 (millions)	$25.8
Weighted-average period expected to be recognized over (years)	1.6
Additional information pertaining to performance-based RSU activity including TSR awards is as follows:

	Fiscal Years Ended
	April 1, 2023	April 2, 2022	March 27, 2021
Performance-based RSUs:
Weighted-average grant date fair value of awards granted	$106.58	$129.56	N/A
Total fair value of awards vested (millions)	$26.8	$27.6	$55.0
Stock Options
Stock options were previously granted to employees and non-employee directors with exercise prices equal to the fair market value of the Company's Class A common stock on the date of grant. Generally, options become exercisable ratably (graded-vesting schedule) over a three-year vesting period, subject to the employee's continuing employment. Stock options generally expire seven years from the date of grant. There were no stock options outstanding as of April 1, 2023 or April 2, 2022, nor were any stock options granted or exercised during any of the fiscal years presented.
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
Under the terms of the plans, a participant becomes 100% vested in the Company's matching contributions after five years of credited service. Contributions made by the Company under these plans were $8.3 million, $12.9 million, and $9.8 million in Fiscal 2023, Fiscal 2022, and Fiscal 2021, respectively.

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
The aggregate funded status of the single-employer defined benefit plans reflected net assets of $8.2 million and $2.5 million as of April 1, 2023 and April 2, 2022, respectively, and were primarily recorded within other non-current assets in the consolidated balance sheets. These single-employer defined benefit plans had aggregate fair values of plan assets of $52.7 million and aggregate projected benefit obligations of $44.5 million as of April 1, 2023, compared to aggregate fair values of plan assets of $48.6 million and aggregate projected benefit obligations of $46.1 million as of April 2, 2022. The asset portfolio of the single-employer defined benefit plans primarily consists of fixed income securities, which have been measured at fair value largely using Level 2 inputs, as described in Note 12.
Net pension expense for these plans was $3.9 million, $4.6 million, and $5.1 million in Fiscal 2023, Fiscal 2022, and Fiscal 2021, respectively. The service cost component of $4.2 million, $4.8 million, and $5.9 million in Fiscal 2023, Fiscal 2022, and Fiscal 2021, respectively, was recorded within SG&A expenses in the consolidated statements of operations. All other components of net pension expense during the fiscal years presented were recorded within other income (expense), net, in the consolidated statement of operations.
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
20.    Segment Information
The Company has three reportable segments based on its business activities and organization:
•North America — The North America segment primarily consists of sales of Ralph Lauren branded apparel, footwear & accessories, home, and related products made through the Company's retail and wholesale businesses primarily in the U.S. and Canada. In North America, the Company's retail business is primarily comprised of its Ralph Lauren stores, its outlet stores, and its digital commerce site, www.RalphLauren.com. The Company's wholesale business in North America is comprised primarily of sales to department stores and, to a lesser extent, specialty stores.
•Europe — The Europe segment primarily consists of sales of Ralph Lauren branded apparel, footwear & accessories, home, and related products made through the Company's retail and wholesale businesses in Europe and emerging markets. In Europe, the Company's retail business is primarily comprised of its Ralph Lauren stores, its outlet stores, its concession-based shop-within-shops, and its various digital commerce sites. The Company's wholesale business in Europe is comprised primarily of a varying mix of sales to both department stores and specialty stores, depending on the country, as well as to various third-party digital partners.
•Asia — The Asia segment primarily consists of sales of Ralph Lauren branded apparel, footwear & accessories, home, and related products made through the Company's retail and wholesale businesses in Asia, Australia, and New Zealand. The Company's retail business in Asia is primarily comprised of its Ralph Lauren stores, its outlet stores, its concession-based shop-within-shops, and its various digital commerce sites. In addition, the Company sells its products online through various third-party digital partner commerce sites. The Company's wholesale business in Asia is comprised primarily of sales to department stores, with related products distributed through shop-within-shops.

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
Net revenues for each of the Company's segments are as follows:

	Fiscal Years Ended
	April 1, 2023	April 2, 2022	March 27, 2021
	(millions)
Net revenues:
North America	$3,020.5	$2,968.2	$1,992.4
Europe	1,839.2	1,780.7	1,165.9
Asia	1,426.7	1,286.8	1,027.5
Other non-reportable segments	157.2	182.8	215.0
Total net revenues	$6,443.6	$6,218.5	$4,400.8
Operating income (loss) for each of the Company's segments is as follows:

	Fiscal Years Ended
	April 1, 2023	April 2, 2022	March 27, 2021
	(millions)
Operating income (loss)(a):
North America	$543.2	$676.7	$334.0
Europe	406.5	444.0	189.3
Asia	289.6	228.8	148.2
Other non-reportable segments	146.4	138.4	32.4
	1,385.7	1,487.9	703.9
Unallocated corporate expenses	(638.5)	(667.3)	(577.0)
Unallocated restructuring and other charges, net(b)	(43.0)	(22.2)	(170.5)
Total operating income (loss)	$704.2	$798.4	$(43.6)

(a)Segment operating income during Fiscal 2021 reflects bad debt expense reversals of $22.0 million, $4.8 million, $0.3 million, and $0.5 million related to North America, Europe, Asia, and other non-reportable segments, respectively, primarily related to adjustments to reserves previously established in connection with COVID-19

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
business disruptions. Segment operating income and unallocated corporate expenses during the fiscal years presented also included asset impairment charges (see Note 8), which are detailed below:

	Fiscal Years Ended
	April 1, 2023	April 2, 2022	March 27, 2021
	(millions)
Asset impairment charges:
North America	$(9.5)	$(2.4)	$(12.2)
Europe	—	—	(24.3)
Asia	—	(1.1)	(1.4)
Other non-reportable segments	—	(0.3)	(18.2)
Unallocated corporate expenses	(0.2)	(17.5)	(39.9)
Total asset impairment charges	$(9.7)	$(21.3)	$(96.0)

(b)The fiscal years presented included certain unallocated restructuring and other charges, net (see Note 9), which are detailed below:

	Fiscal Years Ended
	April 1, 2023	April 2, 2022	March 27, 2021
	(millions)
Unallocated restructuring and other charges, net:
North America-related	$(0.4)	$0.1	$(22.4)
Europe-related	(2.7)	2.1	(30.0)
Asia-related	(1.3)	2.8	(7.4)
Other non-reportable segment-related	—	(0.1)	(3.3)
Corporate operations-related	(14.8)	(8.9)	(96.0)
Unallocated restructuring charges	(19.2)	(4.0)	(159.1)
Other charges (see Note 9)	(23.8)	(18.2)	(11.4)
Total unallocated restructuring and other charges, net	$(43.0)	$(22.2)	$(170.5)
The following tables summarize depreciation and amortization expense and capital expenditures for each of the Company's segments:

	Fiscal Years Ended
	April 1, 2023	April 2, 2022	March 27, 2021
	(millions)
Depreciation and amortization expense:
North America	$74.3	$72.8	$73.4
Europe	32.0	32.3	31.6
Asia	48.3	51.9	56.3
Other non-reportable segments	—	0.4	4.3
Unallocated corporate	65.9	72.3	82.0
Total depreciation and amortization expense	$220.5	$229.7	$247.6

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Years Ended
	April 1, 2023	April 2, 2022	March 27, 2021
	(millions)
Capital expenditures:
North America	$73.5	$36.6	$23.8
Europe	34.3	39.0	16.9
Asia	68.4	49.1	41.2
Other non-reportable segments	—	1.8	2.4
Unallocated corporate	41.3	40.4	23.5
Total capital expenditures	$217.5	$166.9	$107.8
Net revenues and long-lived assets by geographic location of the reporting subsidiary are as follows:

	Fiscal Years Ended
	April 1, 2023	April 2, 2022	March 27, 2021
	(millions)
Net revenues(a):
The Americas(b)	$3,201.1	$3,164.5	$2,208.4
Europe(c)	1,815.9	1,766.1	1,164.3
Asia(d)	1,426.6	1,287.9	1,028.1
Total net revenues	$6,443.6	$6,218.5	$4,400.8

	April 1, 2023	April 2, 2022
	(millions)
Long-lived assets(a):
The Americas(b)	$1,121.5	$1,068.9
Europe(c)	612.7	698.2
Asia(d)	355.3	313.7
Total long-lived assets	$2,089.5	$2,080.8

(a)For certain of the Company's licensed operations, net revenues and long-lived assets, which is comprised of property and equipment and lease ROU assets, are included within the geographic location of the reporting subsidiary which holds the respective license.
(b)Includes the U.S., Canada, and Latin America. Net revenues earned in the U.S. were $3.055 billion, $3.039 billion, and $2.103 billion in Fiscal 2023, Fiscal 2022, and Fiscal 2021, respectively. Long-lived assets located in the U.S. were $1.106 billion and $1.057 billion as of April 1, 2023 and April 2, 2022, respectively.
(c)Includes the Middle East.
(d)Includes Australia and New Zealand.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
21.    Additional Financial Information
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
A reconciliation of cash, cash equivalents, and restricted cash as of April 1, 2023 and April 2, 2022 from the consolidated balance sheets to the consolidated statements of cash flows is as follows:

	April 1, 2023	April 2, 2022
	(millions)
Cash and cash equivalents	$1,529.3	$1,863.8
Restricted cash included within prepaid expenses and other current assets	1.5	1.6
Restricted cash included within other non-current assets	6.1	6.6
Total cash, cash equivalents, and restricted cash	$1,536.9	$1,872.0
Restricted cash relates to cash held in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters and real estate leases.
Cash Paid for Interest and Taxes
Cash paid for interest and income taxes is as follows:

	Fiscal Years Ended
	April 1, 2023	April 2, 2022	March 27, 2021
	(millions)
Cash paid for interest	$39.9	$46.6	$33.5
Cash paid for income taxes, net of refunds	160.2	216.3	47.8
Non-cash Transactions
Operating lease ROU assets recorded in connection with the recognition of new lease liabilities were $342.2 million, $287.4 million, and $66.7 million during Fiscal 2023, Fiscal 2022, and Fiscal 2021, respectively. Finance lease ROU assets recorded in connection with the recognition of new lease liabilities were $0.4 million and $133.2 million during Fiscal 2023 and Fiscal 2021, respectively, and no finance lease ROU assets were recorded in connection with the recognition of new lease liabilities during Fiscal 2022. Additionally, $55.7 million of operating lease ROU assets were reclassified and reflected as finance lease ROU assets as a result of certain lease amendments executed during Fiscal 2021.
Non-cash investing activities also included capital expenditures incurred but not yet paid of $37.2 million, $49.6 million, and $21.3 million as of the end of Fiscal 2023, Fiscal 2022, and Fiscal 2021, respectively.
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
These consolidated financial statements have been audited by Ernst & Young LLP in Fiscal 2023, Fiscal 2022, and Fiscal 2021, which is an independent registered public accounting firm. They conducted their audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and have expressed herein their unqualified opinions on those financial statements.
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
May 25, 2023

/s/ PATRICE LOUVET	/s/ JANE HAMILTON NIELSEN
Patrice Louvet	Jane Hamilton Nielsen
President and Chief Executive Officer	Chief Operating Officer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Ralph Lauren Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ralph Lauren Corporation (the Company) as of April 1, 2023 and April 2, 2022, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended April 1, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 1, 2023 and April 2, 2022, and the results of its operations and its cash flows for each of the three years in the period ended April 1, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 1, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 25, 2023 expressed an unqualified opinion thereon.
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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company's process to calculate the end-of-season markdown reserves, including the consideration of historical experience, actual and forecasted seasonal results, current economic and market conditions (including the effects of the global pandemic), retailer performance, and contractual terms as applicable.

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

Estimated Realizable Value of Inventory

Description of the Matter
As of April 1, 2023, the Company's net inventory balance was $1,071.3 million. As described in Note 3 to the consolidated financial statements, the valuation of inventory requires management to make assumptions and judgments about the recoverability of inventory and its estimated realizable value.
The estimated realizable value of inventory is determined based on an analysis of historical sales trends, market trends and economic conditions including the lingering effects of the global pandemic (e.g., supply chain volatility and inflationary pressures), future sales forecasts, on-hand inventory quantities, and consideration of the value of existing customer orders for future sales of inventory. Given the importance of inventory to the Company's operations and the materiality of the balance, coupled with the judgment involved in estimating future sales, auditing management’s estimated realizable value involved a higher extent of testing and the involvement of more senior members of the engagement team in executing, supervising and reviewing the results of the procedures.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the process to determine the estimated realizable value of inventory, including controls over the inputs and assumptions used in management's calculation as described above.
Our audit procedures to test the estimated realizable value of inventory included, among others, evaluating the appropriateness of management's inputs to the calculation, including testing the completeness and accuracy of the data used in management's calculation such as historical sales activity and loss rates for each class of inventory, write-off activity, on-hand inventory levels and inventory aging. To evaluate management's ability to accurately estimate future sales projections, which is also a key factor in the determination of the reserve, we retrospectively reviewed actual sales compared to projections and considered the lingering impacts of the global pandemic (e.g., supply chain volatility and inflationary pressures) on market trends and economic conditions. We also tested the mathematical accuracy of the Company's calculation.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2008.
New York, New York
May 25, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Ralph Lauren Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Ralph Lauren Corporation's internal control over financial reporting as of April 1, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ralph Lauren Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 1, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 1, 2023 and April 2, 2022, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended April 1, 2023, and the related notes and our report dated May 25, 2023 expressed an unqualified opinion thereon.
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
May 25, 2023

