Form 10-Q
period 2023-07-01
RALPH LAUREN CORP
filed 2023-08-10
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At August 4, 2023, 40,387,951 shares of the registrant's Class A common stock, $.01 par value, and 24,881,276 shares of the registrant's Class B common stock, $.01 par value, were outstanding.

RALPH LAUREN CORPORATION

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 1, 2023	April 1, 2023
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,607.2	$1,529.3
Short-term investments	73.1	36.4
Accounts receivable, net of allowances of $160.8 million and $175.3 million	345.8	447.7
Inventories	1,187.8	1,071.3
Income tax receivable	51.2	50.7
Prepaid expenses and other current assets	208.0	188.7
Total current assets	3,473.1	3,324.1
Property and equipment, net	930.0	955.5
Operating lease right-of-use assets	1,106.6	1,134.0
Deferred tax assets	258.0	255.1
Goodwill	892.5	898.9
Intangible assets, net	85.5	88.9
Other non-current assets	122.7	133.0
Total assets	$6,868.4	$6,789.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$448.4	$371.6
Current income tax payable	61.8	59.7
Current operating lease liabilities	274.5	266.7
Accrued expenses and other current liabilities	809.0	795.5
Total current liabilities	1,593.7	1,493.5
Long-term debt	1,139.0	1,138.5
Long-term finance lease liabilities	307.3	315.3
Long-term operating lease liabilities	1,099.2	1,141.1
Non-current income tax payable	75.9	75.9
Non-current liability for unrecognized tax benefits	99.1	93.8
Other non-current liabilities	113.2	100.9
Commitments and contingencies (Note 12)
Total liabilities	4,427.4	4,359.0
Equity:
Class A common stock, par value $.01 per share; 107.9 million and 107.7 million shares issued; 40.4 million and 40.7 million shares outstanding	1.0	1.0
Class B common stock, par value $.01 per share; 24.9 million shares issued and outstanding	0.3	0.3
Additional paid-in-capital	2,845.7	2,824.3
Retained earnings	6,681.3	6,598.2
Treasury stock, Class A, at cost; 67.5 million and 67.0 million shares	(6,854.5)	(6,797.3)
Accumulated other comprehensive loss	(232.8)	(196.0)
Total equity	2,441.0	2,430.5
Total liabilities and equity	$6,868.4	$6,789.5
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	July 1, 2023	July 2, 2022
	(millions, except per share data)
Net revenues	$1,496.5	$1,490.6
Cost of goods sold	(464.5)	(489.2)
Gross profit	1,032.0	1,001.4
Selling, general, and administrative expenses	(830.0)	(820.6)
Restructuring and other charges, net	(35.6)	(5.6)
Total other operating expenses, net	(865.6)	(826.2)
Operating income	166.4	175.2
Interest expense	(10.0)	(11.8)
Interest income	15.7	3.6
Other expense, net	(1.5)	(4.8)
Income before income taxes	170.6	162.2
Income tax provision	(38.5)	(38.8)
Net income	$132.1	$123.4
Net income per common share:
Basic	$2.01	$1.76
Diluted	$1.96	$1.73
Weighted-average common shares outstanding:
Basic	65.9	70.1
Diluted	67.4	71.5
Dividends declared per share	$0.75	$0.75
See accompanying notes.

3

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	July 1, 2023	July 2, 2022
	(millions)
Net income	$132.1	$123.4
Other comprehensive income (loss), net of tax:
Foreign currency translation losses	(37.5)	(39.3)
Net gains on cash flow hedges	0.8	11.6
Net losses on defined benefit plans	(0.1)	(0.1)
Other comprehensive loss, net of tax	(36.8)	(27.8)
Total comprehensive income	$95.3	$95.6
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	July 1, 2023	July 2, 2022
	(millions)
Cash flows from operating activities:
Net income	$132.1	$123.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	58.3	54.8
Deferred income tax expense (benefit)	(0.4)	26.4
Stock-based compensation expense	21.4	18.2
Bad debt reversals	(0.8)	(1.9)
Other non-cash charges	3.5	5.3
Changes in operating assets and liabilities:
Accounts receivable	97.8	43.9
Inventories	(128.3)	(226.1)
Prepaid expenses and other current assets	(21.8)	(70.5)
Accounts payable and accrued liabilities	105.3	52.2
Income tax receivables and payables	6.8	8.7
Operating lease right-of-use assets and liabilities, net	(6.3)	(11.4)
Other balance sheet changes	3.1	22.3
Net cash provided by operating activities	270.7	45.3
Cash flows from investing activities:
Capital expenditures	(39.6)	(39.4)
Purchases of investments	(73.3)	(141.0)
Proceeds from sales and maturities of investments	35.4	552.0
Other investing activities	—	(6.0)
Net cash provided by (used in) investing activities	(77.5)	365.6
Cash flows from financing activities:
Repayments of long-term debt	—	(500.0)
Payments of finance lease obligations	(6.0)	(5.8)
Payments of dividends	(49.2)	(48.1)
Repurchases of common stock, including shares surrendered for tax withholdings	(56.8)	(234.7)
Net cash used in financing activities	(112.0)	(788.6)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3.9)	(30.0)
Net increase (decrease) in cash, cash equivalents, and restricted cash	77.3	(407.7)
Cash, cash equivalents, and restricted cash at beginning of period	1,536.9	1,872.0
Cash, cash equivalents, and restricted cash at end of period	$1,614.2	$1,464.3
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended July 1, 2023
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at April 1, 2023	132.6	$1.3	$2,824.3	$6,598.2	67.0	$(6,797.3)	$(196.0)	$2,430.5
Comprehensive income:
Net income				132.1
Other comprehensive loss							(36.8)
Total comprehensive income								95.3
Dividends declared				(49.0)				(49.0)
Repurchases of common stock, including excise tax					0.5	(57.2)		(57.2)
Stock-based compensation			21.4					21.4
Shares issued pursuant to stock-based compensation plans	0.2	—	—					—
Balance at July 1, 2023	132.8	$1.3	$2,845.7	$6,681.3	67.5	$(6,854.5)	$(232.8)	$2,441.0

	Three Months Ended July 2, 2022
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at April 2, 2022	131.8	$1.3	$2,748.8	$6,274.9	61.9	$(6,308.7)	$(180.3)	$2,536.0
Comprehensive income:
Net income				123.4
Other comprehensive loss							(27.8)
Total comprehensive income								95.6
Dividends declared				(51.0)				(51.0)
Repurchases of common stock					2.4	(234.7)		(234.7)
Stock-based compensation			18.2					18.2
Shares issued pursuant to stock-based compensation plans	0.5	—	—					—
Balance at July 2, 2022	132.3	$1.3	$2,767.0	$6,347.3	64.3	$(6,543.4)	$(208.1)	$2,364.1

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
The Company organizes its business into the following three reportable segments: North America, Europe, and Asia. In addition to these reportable segments, the Company also has other non-reportable segments. See Note 16 for further discussion of the Company's segment reporting structure.
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
This report should be read in conjunction with the Company's Annual Report on Form 10-K filed with the SEC for the fiscal year ended April 1, 2023 (the "Fiscal 2023 10-K").
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
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday immediately before or after March 31. As such, fiscal year 2024 will end on March 30, 2024 and will be a 52-week period ("Fiscal 2024"). Fiscal year 2023 ended on April 1, 2023 and was also a 52-week period ("Fiscal 2023"). The first quarter of Fiscal 2024 ended on July 1, 2023 and was a 13-week period. The first quarter of Fiscal 2023 ended on July 2, 2022 and was also a 13-week period.

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
Seasonality of Business
The Company's business is typically affected by seasonal trends, with higher levels of retail sales in its second and third fiscal quarters and higher wholesale sales in its second and fourth fiscal quarters. These trends result primarily from the timing of key vacation travel, back-to-school, and holiday shopping periods impacting its retail business and the timing of seasonal wholesale shipments. As a result of changes in its business, consumer spending patterns, and the macroeconomic environment, including those resulting from pandemic diseases and other catastrophic events, historical quarterly operating trends and working capital requirements may not be indicative of the Company's future performance. In addition, fluctuations in sales, operating income (loss), and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, the Company's operating results and cash flows for the three-month period ended July 1, 2023 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2024.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Revenue from the Company's licensing arrangements is recognized over time during the period that licensees are provided access to the Company's trademarks (i.e., symbolic intellectual property) and benefit from such access through their own sales of licensed products. These arrangements require licensees to pay a sales-based royalty, which for most arrangements, may be subject to a contractually-guaranteed minimum royalty amount. Payments are generally due quarterly and, depending on time of receipt, may be recorded as a liability until recognized as revenue. The Company recognizes revenue for sales-based royalty arrangements (including those for which the royalty exceeds any contractually-guaranteed minimum royalty amount) as licensed products are sold by the licensee. If a sales-based royalty is not ultimately expected to exceed a contractually-guaranteed minimum royalty amount, the minimum is generally recognized as revenue ratably over the respective contractual period. This sales-based output measure of progress and pattern of recognition best represents the value transferred to the licensee over the term of the arrangement, as well as the amount of consideration that the Company is entitled to receive in exchange for providing access to its trademarks. As of July 1, 2023, contractually-guaranteed minimum royalty amounts expected to be recognized as revenue during future periods were as follows:

Contractually-Guaranteed Minimum Royalties(a)
(millions)
Remainder of Fiscal 2024	$73.5
Fiscal 2025	61.6
Fiscal 2026	44.1
Fiscal 2027	40.8
Fiscal 2028	11.3
Fiscal 2029 and thereafter	—
Total	$231.3

(a)Amounts presented do not contemplate potential contract renewals or royalties earned in excess of the contractually-guaranteed minimums.
Disaggregated Net Revenues
The following table disaggregates the Company's net revenues into categories that depict how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors for the fiscal periods presented:

	Three Months Ended
	July 1, 2023					July 2, 2022
	North America	Europe	Asia	Other	Total	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$411.0	$226.7	$352.1	$—	$989.8	$437.8	$215.9	$313.9	$—	$967.6
Wholesale	220.7	223.8	25.4	—	469.9	262.9	199.7	20.2	—	482.8
Licensing	—	—	—	36.8	36.8	—	—	—	40.2	40.2
Total	$631.7	$450.5	$377.5	$36.8	$1,496.5	$700.7	$415.6	$334.1	$40.2	$1,490.6

(a)Net revenues from the Company's retail and wholesale businesses are recognized at a point in time. Net revenues from the Company's licensing business are recognized over time.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Deferred Income
Deferred income represents cash payments received in advance of the Company's transfer of control of products or services to its customers and generally consists of unredeemed gift cards (net of breakage) and advance royalty payments from its licensees. The Company's deferred income balances were $18.2 million and $14.1 million as of July 1, 2023 and April 1, 2023, respectively, and were primarily recorded within accrued expenses and other current liabilities within the consolidated balance sheets. The majority of the deferred income balance as of July 1, 2023 is expected to be recognized as revenue within the next twelve months.
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
A summary of shipping and handling costs for the fiscal periods presented is as follows:

	Three Months Ended
	July 1, 2023	July 2, 2022
	(millions)
Shipping costs	$16.9	$17.3
Handling costs	39.2	37.0
Net Income per Common Share
Basic net income per common share is computed by dividing net income attributable to common shares by the weighted-average number of common shares outstanding during the period. Weighted-average common shares include shares of the Company's Class A and Class B common stock. Diluted net income per common share adjusts basic net income per common share for the dilutive effects of outstanding restricted stock units ("RSUs") and any other potentially dilutive instruments, only for the periods in which such effects are dilutive.
The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to shares used to calculate diluted net income per common share as follows:

	Three Months Ended
	July 1, 2023	July 2, 2022
	(millions)
Basic shares	65.9	70.1
Dilutive effect of RSUs	1.5	1.4
Diluted shares	67.4	71.5
All earnings per share amounts have been calculated using unrounded numbers. The Company has outstanding performance-based RSUs, which are included in the computation of diluted shares only to the extent that the underlying performance conditions (i) have been satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. As of both July 1, 2023 and July 2, 2022, there were 0.1 million of additional shares issuable contingent upon vesting of performance-based RSUs that were excluded from the diluted shares calculations.

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
A rollforward of the activity in the Company's reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented as follows:

	Three Months Ended
	July 1, 2023	July 2, 2022
	(millions)
Beginning reserve balance	$148.1	$180.7
Amount charged against revenue to increase reserve	95.6	86.7
Amount credited against customer accounts to decrease reserve	(107.5)	(103.3)
Foreign currency translation	(1.0)	(6.7)
Ending reserve balance	$135.2	$157.4
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
A rollforward of the activity in the Company's allowance for doubtful accounts is presented as follows:

	Three Months Ended
	July 1, 2023	July 2, 2022
	(millions)
Beginning reserve balance	$27.2	$34.0
Amount recorded to expense to decrease reserve(a)	(0.8)	(1.9)
Amount written-off against customer accounts to decrease reserve	(0.6)	(3.3)
Foreign currency translation	(0.2)	(1.1)
Ending reserve balance	$25.6	$27.7

(a)Amounts recorded to bad debt expense are included within SG&A expenses in the consolidated statements of operations.
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department stores, specialty stores, and third-party digital partners around the world, and extends credit based on an evaluation of each customer's financial capacity and condition, usually without requiring collateral. In the Company's wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2023, the Company's sales to its three largest wholesale customers accounted for approximately 16% of total net revenues. Substantially all of the Company's sales to its three largest wholesale customers related to its North America segment. As of July 1, 2023, these three key wholesale customers accounted for approximately 25% of total gross accounts receivable.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Inventories
The Company holds inventory that is sold in its retail stores and digital commerce sites directly to consumers. The Company also holds inventory that is to be sold through wholesale distribution channels to major department stores, specialty stores, and third-party digital partners. Substantially all of the Company's inventories consist of finished goods, which are stated at the lower of cost or estimated realizable value, with cost determined on a weighted-average cost basis. Inventory held by the Company totaled $1.188 billion, $1.071 billion, and $1.178 billion as of July 1, 2023, April 1, 2023, and July 2, 2022, respectively.
Supplier Finance Program
The Company supports a voluntary supplier finance program which provides certain of its inventory suppliers the opportunity, at their sole discretion, to sell their receivables due from the Company (which are generally due within 90 days) to a participating financial institution in exchange for receipt of a discounted payment amount made earlier than the payment term stipulated between the Company and the supplier. The Company's vendor payment terms and amounts due are not impacted by a supplier's decision to participate in the program. The Company has not pledged any assets and does not provide guarantees under the supplier finance program. The Company's payment obligations outstanding under its supplier finance program were $212.3 million and $122.2 million as of July 1, 2023 and April 1, 2023, respectively, and were recorded within accounts payable in the consolidated balance sheets.
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
See Note 11 for further discussion of the Company's derivative financial instruments.
Refer to Note 3 of the Fiscal 2023 10-K for a summary of all of the Company's significant accounting policies.
4.    Recently Issued Accounting Standards

Disclosure of Supplier Finance Program Obligations
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2022-04, "Disclosure of Supplier Finance Program Obligations" ("ASU 2022-04"). ASU 2022-04 requires entities to disclose the key terms of supplier finance programs they use in connection with the purchase of goods and services, along with the amount of obligations outstanding at the end of each period and an annual rollforward of such obligations. This standard does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations. ASU 2022-04 is effective for the Company beginning in its Fiscal 2024 and is to be applied retrospectively to all periods in which a balance sheet is presented. The annual rollforward disclosure is not required to be made until the Company's fiscal year ending March 29, 2025 ("Fiscal 2025") and is to be applied prospectively. The Company adopted ASU 2022-04 as of the beginning of Fiscal 2024. Other than the new disclosure requirements, ASU 2022-04 did not have an impact on the Company's consolidated financial statements. See Note 3 for further discussion of the Company's supplier finance program.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.    Property and Equipment
Property and equipment, net consists of the following:

	July 1, 2023	April 1, 2023
	(millions)
Land and improvements	$15.3	$15.3
Buildings and improvements	464.2	471.9
Furniture and fixtures	615.9	608.8
Machinery and equipment	380.0	375.9
Capitalized software	543.1	541.1
Leasehold improvements	1,230.3	1,216.1
Construction in progress	46.9	60.9
	3,295.7	3,290.0
Less: accumulated depreciation	(2,365.7)	(2,334.5)
Property and equipment, net	$930.0	$955.5
Property and equipment, net includes finance lease right-of-use ("ROU") assets, which are reflected in the table above based on their nature.
Depreciation expense was $54.9 million and $51.4 million during the three-month periods ended July 1, 2023, and July 2, 2022, respectively, and was recorded primarily within SG&A expenses in the consolidated statements of operations.
6.    Other Assets and Liabilities
Prepaid expenses and other current assets consist of the following:

	July 1, 2023	April 1, 2023
	(millions)
Non-trade receivables	$33.0	$30.7
Other taxes receivable	26.9	46.7
Prepaid advertising and marketing	25.2	10.4
Prepaid software maintenance	21.0	18.5
Prepaid occupancy expense	15.6	5.8
Inventory return asset	9.6	10.5
Prepaid insurance	9.3	4.1
Cloud computing arrangement implementation costs	7.1	6.2
Prepaid logistic services	6.5	6.5
Derivative financial instruments	4.6	1.7
Tenant allowances receivable	4.3	3.9
Other prepaid expenses and current assets	44.9	43.7
Total prepaid expenses and other current assets	$208.0	$188.7

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other non-current assets consist of the following:

	July 1, 2023	April 1, 2023
	(millions)
Security deposits	$32.4	$33.0
Derivative financial instruments	30.8	42.8
Cloud computing arrangement implementation costs	10.7	10.1
Equity method and other investments	10.6	10.6
Deferred rent assets	6.7	6.8
Restricted cash	5.6	6.1
Other non-current assets	25.9	23.6
Total other non-current assets	$122.7	$133.0
Accrued expenses and other current liabilities consist of the following:

	July 1, 2023	April 1, 2023
	(millions)
Accrued inventory	$267.6	$212.3
Accrued operating expenses	178.6	194.4
Accrued payroll and benefits	139.3	198.1
Other taxes payable	50.4	32.8
Dividends payable	49.0	49.2
Restructuring reserve	40.3	20.8
Accrued capital expenditures	36.1	37.2
Finance lease obligations	19.5	20.3
Deferred income	18.0	14.0
Other accrued expenses and current liabilities	10.2	16.4
Total accrued expenses and other current liabilities	$809.0	$795.5
Other non-current liabilities consist of the following:

	July 1, 2023	April 1, 2023
	(millions)
Deferred lease incentives and obligations	$44.5	$43.2
Deferred tax liabilities	12.8	7.2
Accrued benefits and deferred compensation	12.4	12.4
Restructuring reserve	6.0	0.1
Other non-current liabilities	37.5	38.0
Total other non-current liabilities	$113.2	$100.9

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    Restructuring and Other Charges, Net
A description of significant restructuring and other activities and their related costs is provided below.
Fiscal 2024 Restructuring Activities
During the three months ended July 1, 2023, the Company recorded $30.5 million of cash-related restructuring charges, primarily associated with severance and benefit costs. As of July 1, 2023, the remaining restructuring liability related to these charges was $29.7 million, reflecting cash payments of $0.8 million made during the three months ended July 1, 2023.
Fiscal 2023 Restructuring Activities
The Company recorded cash-related restructuring charges of $0.7 million during the three months ended July 2, 2022 related to its restructuring plan initiated during its fiscal year ended March 27, 2021 (the "Fiscal 2021 Strategic Realignment Plan"). Actions associated with the Fiscal 2021 Strategic Realignment Plan are complete and no additional charges are expected to be incurred in connection with this plan. As of July 1, 2023 and April 1, 2023, the remaining restructuring liability related to this plan was $16.6 million and $20.7 million, respectively, reflecting $4.1 million of cash payments made during the three months ended July 1, 2023.
Refer to Note 9 of the Fiscal 2023 10-K for additional discussion regarding the Fiscal 2021 Strategic Realignment Plan.
Other Charges
The Company recorded other charges of $5.1 million and $4.9 million during the three-month periods ended July 1, 2023, and July 2, 2022, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired.
8.    Income Taxes
Inflation Reduction Act of 2022
On August 16, 2022, President Biden signed the Inflation Reduction Act ("IRA") into law. The IRA enacted a 15% corporate minimum tax rate (subject to certain thresholds being met) that became effective for the Company beginning in its Fiscal 2024, a 1% excise tax on share repurchases made after December 31, 2022 (which may be reduced for the fair value of certain share issuances), and created and extended certain tax-related energy incentives. The tax-related provisions of the IRA have not had a material impact on the Company's consolidated financial statements to date, but could in the future if the Company's facts and circumstances were to change. See Note 13 for additional information relating to the Company's stock repurchase program.
Effective Tax Rate
The Company's effective tax rate, which is calculated by dividing each fiscal period's income tax provision by pretax income, was 22.6% and 23.9% during the three-month periods ended July 1, 2023 and July 2, 2022, respectively. The effective tax rate for the three months ended July 1, 2023 was higher than the U.S. federal statutory income tax rate of 21% primarily due to the unfavorable impact of adjustments related to uncertain tax positions and state taxes, partially offset by the favorable tax impact of earnings generated in lower taxed foreign jurisdictions versus the U.S. The effective tax rate for the three months ended July 2, 2022 was higher than the U.S. federal statutory income tax rate of 21% primarily due to state taxes and the unfavorable impact of certain audit related adjustments, partially offset by the favorable tax impact of earnings generated in lower taxed foreign jurisdictions versus the U.S.
Uncertain Income Tax Benefits
The Company classifies interest and penalties related to unrecognized tax benefits as part of its income tax provision. The total amount of unrecognized tax benefits, including interest and penalties, was $99.1 million and $93.8 million as of July 1, 2023 and April 1, 2023, respectively, and was included within the non-current liability for unrecognized tax benefits in the consolidated balance sheets.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $62.7 million and $59.6 million as of July 1, 2023 and April 1, 2023, respectively.
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
9.    Debt
Debt consists of the following:

	July 1, 2023	April 1, 2023
	(millions)
$400 million 3.750% Senior Notes(a)	$398.5	$398.4
$750 million 2.950% Senior Notes(b)	740.5	740.1
Total long-term debt	$1,139.0	$1,138.5

(a)The carrying value of the 3.750% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $1.5 million and $1.6 million as of July 1, 2023 and April 1, 2023, respectively.
(b)The carrying value of the 2.950% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $9.5 million and $9.9 million as of July 1, 2023 and April 1, 2023, respectively.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
ability, subject to specified exceptions, to incur certain liens; enter into sale and leaseback transactions; consolidate or merge with another party; or sell, lease, or convey all or substantially all of the Company's property or assets to another party. However, the Indenture does not contain any financial covenants.
Commercial Paper
The Company has a commercial paper borrowing program that allows it to issue up to $750 million of unsecured commercial paper notes through private placement using third-party broker-dealers (the "Commercial Paper Program").
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility (as defined below). Accordingly, the Company does not expect combined borrowings outstanding under the Commercial Paper Program and Global Credit Facility to exceed $750 million. Commercial Paper Program borrowings may be used to support the Company's general working capital and corporate needs. Maturities of commercial paper notes vary, but cannot exceed 397 days from the date of issuance. Commercial paper notes issued under the Commercial Paper Program rank equally in seniority with the Company's other forms of unsecured indebtedness. As of both July 1, 2023 and April 1, 2023, there were no borrowings outstanding under the Commercial Paper Program.
Revolving Credit Facilities
Global Credit Facility
In June 2023, the Company terminated its then existing credit facility and entered into a new credit facility that provides for a $750 million senior unsecured revolving line of credit through June 30, 2028 (the "Global Credit Facility") under terms and conditions substantially similar to those of the previous facility. The Global Credit Facility may be used for working capital needs, capital expenditures, certain investments, general corporate purposes, and for funding of acquisitions. The Global Credit Facility may also be used to support the issuance of letters of credit and maintenance of the Commercial Paper Program. Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and certain other currencies, including Euros, Hong Kong Dollars, and Japanese Yen, and are guaranteed by some of the Company's domestic subsidiaries, including all of the Company's significant subsidiaries. In accordance with the terms of the agreement governing the Global Credit Facility, the Company has the ability to expand its borrowing availability under the Global Credit Facility to $1.500 billion, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility.
Borrowings under the Global Credit Facility bear interest at a rate per annum equal to, at the Company's option, either (a) an alternate base rate or (b) an adjusted term Secured Overnight Financing Rate ("SOFR") rate or the applicable currency in which the loans are made (the "Term Benchmark Rate") plus an applicable margin. The applicable margin for Term Benchmark Rate loans will be adjusted by reference to a grid (the "Pricing Grid"), which is included in the definition of "Applicable Rate" within the Global Credit Facility agreement and is based on ratings for the Company's senior, unsecured long-term indebtedness provided by established ratings agencies. In addition to paying interest on any outstanding borrowings under the Global Credit Facility, the Company is required to pay a commitment fee, calculated at a rate per annum determined in accordance with the Pricing Grid, on the average daily unused amount of the Facility, payable quarterly in arrears, and certain fees with respect to Letters of Credit that are issued. The current commitment fee rate of 8 basis points is subject to adjustment based on the Company's credit ratings. As of July 1, 2023, there were no borrowings outstanding under the Global Credit Facility, nor were there any borrowings outstanding as of April 1, 2023 under the Company's previous facility. However, the Company was contingently liable for $11.9 million of outstanding letters of credit as of both July 1, 2023 and April 1, 2023.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Upon the occurrence of an Event of Default under the Global Credit Facility, the lenders may cease making loans, terminate the Global Credit Facility, and declare all amounts outstanding to be immediately due and payable. The Global Credit Facility specifies various events of default (many of which are subject to applicable grace periods), including, among others, the failure to make timely principal, interest, and fee payments or to satisfy the covenants, including the financial covenant described above. Additionally, the Global Credit Facility provides that an Event of Default will occur if Mr. Ralph Lauren, the Company's Executive Chairman and Chief Creative Officer, and entities controlled by the Lauren family fail to maintain a specified minimum percentage of the voting power of the Company's common stock. As of July 1, 2023, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company's Global Credit Facility.
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
A summary of the Company's Pan-Asia Borrowing Facilities by country is as follows:
•China Credit Facility — provides Ralph Lauren Trading (Shanghai) Co., Ltd. with a revolving line of credit of up to 100 million Chinese Renminbi (approximately $13 million) through April 3, 2024, which is also able to be used to support bank guarantees.
•South Korea Credit Facility — provides Ralph Lauren (Korea) Ltd. with a revolving line of credit of up to 30 billion South Korean Won (approximately $23 million) through October 27, 2023.
•Japan Overdraft Facility — provides Ralph Lauren Corporation Japan with an overdraft amount of up to 5 billion Japanese Yen (approximately $35 million) through April 30, 2024.
•China Overdraft Facility — provided Ralph Lauren Trading (Shanghai) Co., Ltd. with an overdraft amount of up to 100 million Chinese Renminbi (approximately $13 million) through July 21, 2023.
As of both July 1, 2023 and April 1, 2023, there were no borrowings outstanding under the Pan-Asia Borrowing Facilities.
Refer to Note 11 of the Fiscal 2023 10-K for additional discussion of the terms and conditions of the Company's debt and credit facilities.

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
The following table summarizes the Company's financial assets and liabilities that are measured and recorded at fair value on a recurring basis, excluding accrued interest components:

	July 1, 2023	April 1, 2023
	(millions)
Derivative assets(a)	$35.4	$44.5
Derivative liabilities(a)	2.8	5.7

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the carrying values and the estimated fair values of the Company's debt instruments:

	July 1, 2023		April 1, 2023
	Carrying Value(a)	Fair Value(b)	Carrying Value(a)	Fair Value(b)
	(millions)
$400 million 3.750% Senior Notes	$398.5	$386.0	$398.4	$393.6
$750 million 2.950% Senior Notes	740.5	660.2	740.1	677.1

(a)See Note 9 for discussion of the carrying values of the Company's senior notes.
(b)Based on Level 2 measurements.
Unrealized gains or losses resulting from changes in the fair value of the Company's debt instruments do not result in the realization or expenditure of cash unless the debt is retired prior to its maturity.
Non-financial Assets and Liabilities
The Company's non-financial assets, which primarily consist of goodwill, other intangible assets, property and equipment, and lease-related ROU assets, are not required to be measured at fair value on a recurring basis, and instead are reported at their amortized or depreciated cost in its consolidated balance sheet. However, on a periodic basis or whenever events or changes in circumstances indicate that they may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), the respective carrying value of non-financial assets are assessed for impairment and, if ultimately considered impaired, are adjusted and written down to their fair value, as estimated based on consideration of external market participant assumptions and discounted cash flows. No impairment charges were recorded during either of the three-month periods ended July 1, 2023 or July 2, 2022.
11.    Financial Instruments
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
The following table summarizes the Company's outstanding derivative instruments recorded on its consolidated balance sheets as of July 1, 2023 and April 1, 2023:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	July 1, 2023	April 1, 2023	July 1, 2023		April 1, 2023		July 1, 2023		April 1, 2023
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Cash flow hedges	$232.1	$345.1	PP	$4.1	PP	$1.4	AE	$1.6	AE	$5.0
Net investment hedges(c)	700.0	700.0	ONCA	30.8	ONCA	42.8	ONCL	0.7		—
Total Designated Hedges	932.1	1,045.1		34.9		44.2		2.3		5.0
Undesignated Hedges:
FC — Undesignated hedges(d)	201.8	164.8	PP	0.5	PP	0.3	AE	0.5	AE	0.7
Total Hedges	$1,133.9	$1,209.9		$35.4		$44.5		$2.8		$5.7

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
The Company presents the fair values of its derivative assets and liabilities recorded on its consolidated balance sheets on a gross basis, even when they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its derivative instruments on a net basis in accordance with the terms of each of its master netting arrangements, spread across eight separate counterparties, the amounts presented in the consolidated balance sheets as of July 1, 2023 and April 1, 2023 would be adjusted from the current gross presentation as detailed in the following table:

	July 1, 2023			April 1, 2023
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount
	(millions)
Derivative assets	$35.4	$(1.3)	$34.1	$44.5	$(4.5)	$40.0
Derivative liabilities	2.8	(1.3)	1.5	5.7	(4.5)	1.2
The Company's master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties. See Note 3 for further discussion of the Company's master netting arrangements.
The following tables summarize the pretax impact of gains and losses from the Company's designated derivative instruments on its consolidated financial statements for the three-month periods ended July 1, 2023 and July 2, 2022:

	Gains (Losses) Recognized in OCI
	Three Months Ended
	July 1, 2023	July 2, 2022
	(millions)
Designated Hedges:
FC — Cash flow hedges	$5.9	$16.3
Net investment hedges — effective portion	(3.0)	39.7
Net investment hedges — portion excluded from assessment of hedge effectiveness	(9.8)	11.8
Total Designated Hedges	$(6.9)	$67.8

	Location and Amount of Gains (Losses) from Cash Flow Hedges Reclassified from AOCI to Earnings
	Three Months Ended
	July 1, 2023	July 2, 2022
	Cost of goods sold	Cost of goods sold
	(millions)
Total amounts presented in the consolidated statements of operations in which the effects of related cash flow hedges are recorded	$(464.5)	$(489.2)
Effects of cash flow hedging:
FC — Cash flow hedges	4.9	2.8

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Gains (Losses) from Net Investment Hedges Recognized in Earnings		Location of Gains (Losses) Recognized in Earnings
	Three Months Ended
	July 1, 2023	July 2, 2022
	(millions)
Net Investment Hedges:
Net investment hedges — portion excluded from assessment of hedge effectiveness(a)	$3.1	$3.2	Interest expense
Total Net Investment Hedges	$3.1	$3.2

(a)Amounts recognized in other comprehensive income (loss) ("OCI") relating to the effective portion of the Company's net investment hedges would be recognized in earnings only upon the sale or liquidation of the hedged net investment.
As of July 1, 2023, it is estimated that $5.2 million of pretax net gains on both outstanding and matured derivative instruments designated and qualifying as cash flow hedges deferred in AOCI will be recognized in earnings over the next twelve months. Amounts ultimately recognized in earnings will depend on exchange rates in effect when outstanding derivative instruments are settled.
The following table summarizes the pretax impact of gains and losses from the Company's undesignated derivative instruments on its consolidated financial statements for the three-month periods ended July 1, 2023 and July 2, 2022:

	Gains (Losses) Recognized in Earnings		Location of Gains (Losses) Recognized in Earnings
	Three Months Ended
	July 1, 2023	July 2, 2022
	(millions)
Undesignated Hedges:
FC — Undesignated hedges	$3.5	$11.5	Other income (expense), net
Total Undesignated Hedges	$3.5	$11.5
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Investments
The Company's short-term investments as of July 1, 2023 and April 1, 2023 were $73.1 million and $36.4 million, respectively, and consisted of time deposits.
No significant realized or unrealized gains or losses on available-for-sale investments or impairment charges were recorded during any of the fiscal periods presented.
Refer to Note 3 of the Fiscal 2023 10-K for further discussion of the Company's accounting policies relating to its investments.
12.    Commitments and Contingencies
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
13.    Equity
Common Stock Repurchase Program
A summary of the Company's repurchases of Class A common stock under its common stock repurchase program is as follows:

	Three Months Ended
	July 1, 2023	July 2, 2022
	(millions)
Cost of shares repurchased(a)	$50.0	$213.3
Number of shares repurchased	0.4	2.2

(a)Excludes excise tax of $0.4 million incurred during the three months ended July 1, 2023. See Note 8 for further discussion regarding excise tax on share repurchases made after December 31, 2022.
On February 2, 2022, the Company's Board of Directors approved an expansion of the Company's existing common stock repurchase program that allows it to repurchase up to an additional $1.500 billion of its Class A common stock, excluding related excise taxes. As of July 1, 2023, the remaining availability under the Company's Class A common stock repurchase program was approximately $1.125 billion. Repurchases of shares of the Company's Class A common stock are subject to overall business and market conditions.
In addition, during the three-month periods ended July 1, 2023 and July 2, 2022, 0.1 million and 0.2 million shares of the Company's Class A common stock, at a cost of $6.8 million and $21.4 million, respectively, were surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards under its long-term stock incentive plans.
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dividends
The Company has generally maintained a regular quarterly cash dividend program on its common stock since 2003.
On May 18, 2022, the Company's Board of Directors approved an increase to the Company's quarterly cash dividend on its common stock from $0.6875 to $0.75 per share. The first quarter Fiscal 2024 dividend of $0.75 per share was declared on June 16, 2023, was payable to shareholders of record at the close of business on June 30, 2023, and was paid on July 14, 2023.
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
14.    Accumulated Other Comprehensive Income (Loss)
The following table presents OCI activity, net of tax, accumulated in equity:

	Foreign Currency Translation Gains (Losses)(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges(b)	Net Unrealized Gains (Losses) on Defined Benefit Plans(c)	Total Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at April 1, 2023	$(203.8)	$4.1	$3.7	$(196.0)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(37.5)	5.1	—	(32.4)
Amounts reclassified from AOCI to earnings	—	(4.3)	(0.1)	(4.4)
Other comprehensive income (loss), net of tax	(37.5)	0.8	(0.1)	(36.8)
Balance at July 1, 2023	$(241.3)	$4.9	$3.6	$(232.8)

Balance at April 2, 2022	$(189.7)	$9.0	$0.4	$(180.3)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(39.3)	14.0	—	(25.3)
Amounts reclassified from AOCI to earnings	—	(2.4)	(0.1)	(2.5)
Other comprehensive income (loss), net of tax	(39.3)	11.6	(0.1)	(27.8)
Balance at July 2, 2022	$(229.0)	$20.6	$0.3	$(208.1)

(a)OCI before reclassifications to earnings related to foreign currency translation gains (losses) includes income tax benefit of $0.9 million and income tax provision of $17.5 million for the three-month periods ended July 1, 2023 and July 2, 2022, respectively. OCI before reclassifications to earnings for the three-month periods ended July 1, 2023 and July 2, 2022 includes losses of $9.7 million (net of a $3.1 million income tax benefit) and gains of $39.1 million (net of a $12.4 million income tax provision), respectively, related to changes in the fair values of instruments designated as hedges of the Company's net investment in certain foreign operations (see Note 11).
(b)OCI before reclassifications to earnings related to net unrealized gains (losses) on cash flow hedges are presented net of income tax provisions of $0.8 million and $2.3 million for the three-month periods ended July 1, 2023 and July 2, 2022, respectively. The tax effects on amounts reclassified from AOCI to earnings are presented in a table below.
(c)Activity is presented net of taxes, which were immaterial for both periods presented.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents reclassifications from AOCI to earnings for cash flow hedges, by component:

	Three Months Ended		Location of Gains (Losses) Reclassified from AOCI to Earnings
	July 1, 2023	July 2, 2022
	(millions)
Gains (losses) on cash flow hedges(a):
FC — Cash flow hedges	$4.9	$2.8	Cost of goods sold
Tax effect	(0.6)	(0.4)	Income tax provision
Net of tax	$4.3	$2.4

(a)FC = Forward foreign currency exchange contracts.
15.    Stock-based Compensation
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
Refer to Note 18 of the Fiscal 2023 10-K for a detailed description of the Company's stock-based compensation awards, including information related to vesting terms, service, performance, and market conditions and payout percentages.
Impact on Results
A summary of total stock-based compensation expense and the related income tax benefits recognized during the three-month periods ended July 1, 2023 and July 2, 2022 is as follows:

	Three Months Ended
	July 1, 2023	July 2, 2022
	(millions)
Compensation expense	$21.4	$18.2
Income tax benefit	(3.3)	(2.8)
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
Service-based RSUs
The fair values of service-based RSUs granted to certain of the Company's senior executives and other employees, as well as non-employee directors, are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue to the holder while outstanding and unvested. The weighted-average grant date fair values of service-based RSU awards granted were $114.21 and $89.99 per share during the three-month periods ended July 1, 2023 and July 2, 2022, respectively.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of service-based RSU activity during the three months ended July 1, 2023 is as follows:

Number of Service-based RSUs
(thousands)
Unvested at April 1, 2023	1,585
Granted	6
Vested	(164)
Forfeited	(17)
Unvested at July 1, 2023	1,410
Performance-based RSUs
The fair values of the Company's performance-based RSUs granted to its senior executives and other key employees are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue to the holder while outstanding and unvested. No such awards were granted during the three-month periods ended July 1, 2023 and July 2, 2022.
Market-based RSUs
The Company grants market-based RSUs, which are based on total shareholder return ("TSR") performance, to its senior executives and other key employees. The Company estimates the fair value of its TSR awards on the date of grant using a Monte Carlo simulation, which models multiple stock price paths of the Company's Class A common stock and that of its peer group to evaluate and determine its ultimate expected relative TSR performance ranking. Compensation expense, net of estimated forfeitures, is recorded regardless of whether, and the extent to which, the market condition is ultimately satisfied. No such awards were granted during the three-month periods ended July 1, 2023 and July 2, 2022.
A summary of performance-based RSU activity including TSR awards during the three months ended July 1, 2023 is as follows:

Number of Performance-based RSUs
(thousands)
Unvested at April 1, 2023	469
Granted	—
Change due to performance and/or market condition achievement	—
Vested	—
Forfeited	—
Unvested at July 1, 2023	469

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company's segment reporting structure is consistent with how it establishes its overall business strategy, allocates resources, and assesses performance of its business. The accounting policies of the Company's segments are consistent with those described in Notes 2 and 3 of the Fiscal 2023 10-K. Sales and transfers between segments are generally recorded at cost and treated as transfers of inventory. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment's performance is evaluated based upon net revenues and operating income before restructuring-related charges, impairment of assets, and certain other one-time items, if any. Certain corporate overhead expenses related to global functions, most notably the Company's executive office, information technology, finance and accounting, human resources, and legal departments, largely remain at corporate. Additionally, other costs that cannot be allocated to the segments based on specific usage are also maintained at corporate, including corporate advertising and marketing expenses, depreciation and amortization of corporate assets, and other general and administrative expenses resulting from corporate-level activities and projects.
Net revenues for each of the Company's segments are as follows:

	Three Months Ended
	July 1, 2023	July 2, 2022
	(millions)
Net revenues:
North America	$631.7	$700.7
Europe	450.5	415.6
Asia	377.5	334.1
Other non-reportable segments	36.8	40.2
Total net revenues	$1,496.5	$1,490.6

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Operating income for each of the Company's segments is as follows:

	Three Months Ended
	July 1, 2023	July 2, 2022
	(millions)
Operating income:
North America	$125.3	$132.8
Europe	97.2	73.2
Asia	93.3	78.7
Other non-reportable segments	33.8	37.2
	349.6	321.9
Unallocated corporate expenses	(147.6)	(141.1)
Unallocated restructuring and other charges, net(a)	(35.6)	(5.6)
Total operating income	$166.4	$175.2

(a)The three-month periods ended July 1, 2023 and July 2, 2022 included certain unallocated restructuring and other charges, net (see Note 7), which are detailed below:

	Three Months Ended
	July 1, 2023	July 2, 2022
	(millions)
Unallocated restructuring and other charges, net:
North America-related	$(3.9)	$—
Europe-related	(1.4)	1.1
Asia-related	(1.4)	0.2
Corporate operations-related	(23.8)	(2.0)
Unallocated restructuring charges	(30.5)	(0.7)
Other charges (see Note 7)	(5.1)	(4.9)
Total unallocated restructuring and other charges, net	$(35.6)	$(5.6)
Depreciation and amortization expense for the Company's segments is as follows:

	Three Months Ended
	July 1, 2023	July 2, 2022
	(millions)
Depreciation and amortization expense:
North America	$20.3	$18.2
Europe	8.8	7.8
Asia	13.3	12.1
Unallocated corporate	15.9	16.7
Total depreciation and amortization expense	$58.3	$54.8

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net revenues by geographic location of the reporting subsidiary are as follows:

	Three Months Ended
	July 1, 2023	July 2, 2022
	(millions)
Net revenues(a):
The Americas(b)	$676.6	$746.2
Europe(c)	442.4	410.4
Asia(d)	377.5	334.0
Total net revenues	$1,496.5	$1,490.6

(a)Net revenues for certain of the Company's licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.
(b)Includes the U.S., Canada, and Latin America. Net revenues earned in the U.S. during the three-month periods ended July 1, 2023 and July 2, 2022 were $643.0 million and $712.1 million, respectively.
(c)Includes the Middle East.
(d)Includes Australia and New Zealand.
17.    Additional Financial Information
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
A reconciliation of cash, cash equivalents, and restricted cash as of July 1, 2023 and April 1, 2023 from the consolidated balance sheets to the consolidated statements of cash flows is as follows:

	July 1, 2023	April 1, 2023
	(millions)
Cash and cash equivalents	$1,607.2	$1,529.3
Restricted cash included within prepaid expenses and other current assets	1.4	1.5
Restricted cash included within other non-current assets	5.6	6.1
Total cash, cash equivalents, and restricted cash	$1,614.2	$1,536.9
Restricted cash relates to cash held in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters and real estate leases.
Cash Paid for Interest and Taxes
Cash paid for interest and income taxes is as follows:

	Three Months Ended
	July 1, 2023	July 2, 2022
	(millions)
Cash paid for interest	$12.7	$17.0
Cash paid for income taxes, net of refunds	32.2	24.1

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash Paid for Leases
The following table summarizes certain cash flow information related to the Company's leases:

	Three Months Ended
	July 1, 2023	July 2, 2022
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$92.2	$85.7
Operating cash flows for finance leases	2.7	2.9
Financing cash flows for finance leases	6.0	5.8
Non-cash Transactions
Operating lease ROU assets recorded in connection with the recognition of new lease liabilities was $48.0 million and $54.2 million for the three-month periods ended July 1, 2023 and July 2, 2022, respectively.
Non-cash investing activities also included capital expenditures incurred but not yet paid of $36.1 million and $40.1 million for the three-month periods ended July 1, 2023 and July 2, 2022, respectively.
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
•the potential impact to our business resulting from pandemic diseases such as COVID-19, including periods of reduced operating hours and capacity limits and/or temporary closure of our stores, distribution centers, and corporate facilities, as well as those of our customers, suppliers, and vendors, and potential changes to consumer behavior, spending levels, and/or shopping preferences, such as willingness to congregate in shopping centers or other populated locations;
•the potential impact on our operations and on our suppliers and customers resulting from man-made or natural disasters, including pandemic diseases, severe weather, geological events, and other catastrophic events, such as terrorist attacks and military conflicts;
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
These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is included in our Annual Report on Form 10-K for the fiscal year ended April 1, 2023 (the "Fiscal 2023 10-K"). There are no material changes to such risk factors, nor have we identified any previously undisclosed risks that could materially adversely affect our business, operating results, and/or financial condition, as set forth in Part II, Item 1A — "Risk Factors" of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
In this Form 10-Q, references to "Ralph Lauren," "ourselves," "we," "our," "us," and the "Company" refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the Saturday immediately before or after March 31. As such, fiscal year 2024 will end on March 30, 2024 and will be a 52-week period ("Fiscal 2024"). Fiscal year 2023 ended on April 1, 2023 and was also a 52-week period ("Fiscal 2023"). The first quarter of Fiscal 2024 ended on July 1, 2023 and was a 13-week period. The first quarter of Fiscal 2023 ended on July 2, 2022 and was also a 13-week period.
INTRODUCTION
Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and notes thereto to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:
•Overview.    This section provides a general description of our business, global economic conditions and industry trends, and a summary of our financial performance for the three-month period ended July 1, 2023. In addition, this section includes a discussion of transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.
•Results of operations.    This section provides an analysis of our results of operations for the three-month period ended July 1, 2023 as compared to the three-month period ended July 2, 2022.
•Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of July 1, 2023, which includes (i) an analysis of our financial condition as compared to the prior fiscal year-end; (ii) an analysis of changes in our cash flows for the three months ended July 1, 2023 as compared to the three months ended July 2, 2022; (iii) an analysis of our liquidity, including the availability under our commercial paper borrowing program and credit facilities, our supplier finance program, our outstanding debt and covenant compliance, common stock repurchases, and payments of dividends; and (iv) a description of any material changes in our material cash requirements since April 1, 2023.
•Market risk management.    This section discusses any significant changes in our risk exposures related to foreign currency exchange rates, interest rates, and our investments since April 1, 2023.
•Critical accounting policies.     This section discusses any significant changes in our critical accounting policies since April 1, 2023. Critical accounting policies typically require significant judgment and estimation on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 3 of the Fiscal 2023 10-K.
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
Approximately 53% of our Fiscal 2023 net revenues were earned outside of the U.S. See Note 16 to the accompanying consolidated financial statements for further discussion of our segment reporting structure.
Our business is typically affected by seasonal trends, with higher levels of retail sales in our second and third fiscal quarters and higher wholesale sales in our second and fourth fiscal quarters. These trends result primarily from the timing of key vacation travel, back-to-school, and holiday shopping periods impacting our retail business and timing of seasonal wholesale shipments. As a result of changes in our business, consumer spending patterns, and the macroeconomic environment, including those resulting from pandemic diseases and other catastrophic events, historical quarterly operating trends and working capital requirements may not be indicative of our future performance. In addition, fluctuations in sales, operating income (loss), and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, our operating results and cash flows for the three-month period ended July 1, 2023 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2024.

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
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A — "Risk Factors" in our Fiscal 2023 10-K.
Summary of Financial Performance
Operating Results
During the three months ended July 1, 2023, we reported net revenues of $1.496 billion, net income of $132.1 million, and net income per diluted share of $1.96, as compared to net revenues of $1.491 billion, net income of $123.4 million, and net income per diluted share of $1.73 during the three months ended July 2, 2022. The comparability of our operating results has been affected by net restructuring-related charges and certain other benefits (charges). We also continue to experience varying degrees of business disruptions resulting from the current macroeconomic environment, including ongoing inflationary pressures, the war in Ukraine, and foreign currency volatility.
Our operating performance for the three months ended July 1, 2023 reflected revenue increases of 0.4% on a reported basis and 1.2% on a constant currency basis, as defined within "Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition" below. Net revenue growth was driven by our international businesses, which more than offset declines in North America.
Our gross profit as a percentage of net revenues increased by 180 basis points to 69.0% during the three months ended July 1, 2023, primarily driven by lower non-routine inventory charges recorded during the three months ended July 1, 2023 as compared to the prior fiscal year period, lower freight costs, favorable geographic and channel mix, and higher pricing, partially offset by higher product costs and unfavorable foreign currency effects.

Selling, general, and administrative ("SG&A") expenses as a percentage of net revenues during the three months ended July 1, 2023 increased by 50 basis points to 55.5%, primarily driven by higher compensation-related expenses and rent and occupancy costs, partially offset by lower marketing and advertising expenses resulting from a shift in timing of certain marketing investments.
Net income increased by $8.7 million to $132.1 million during the three months ended July 1, 2023 as compared to the three months ended July 2, 2022, primarily due to a $17.2 million increase in non-operating income, net, partially offset by an $8.8 million decline in our operating income. Net income per diluted share increased by $0.23 to $1.96 per share during the three months ended July 1, 2023 driven by the higher level of net income and lower weighted-average diluted shares outstanding.
During the three-month periods ended July 1, 2023 and July 2, 2022, our operating results were negatively impacted by net restructuring-related charges and certain other charges (benefits) totaling $33.7 million and $14.8 million, respectively, which had an after-tax effect of reducing net income by $25.9 million, or $0.38 per diluted share, and $11.2 million, or $0.15 per diluted share, respectively.
Financial Condition and Liquidity
We ended the first quarter of Fiscal 2024 in a net cash and short-term investments position (calculated as cash and cash equivalents, plus short-term investments, less total debt) of $541.3 million, as compared to $427.2 million as of the end of Fiscal 2023. The increase in our net cash and short-term investments position was primarily due to our operating cash flows of $270.7 million, partially offset by our use of cash to support Class A common stock repurchases of $56.8 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to make dividend payments of $49.2 million, and to invest in our business through $39.6 million in capital expenditures.
Net cash provided by operating activities was $270.7 million during the three months ended July 1, 2023, as compared to $45.3 million during the three months ended July 2, 2022. The net increase in cash provided by operating activities was due to a net favorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period, partially offset by a decline in net income before non-cash charges.
Our equity increased to $2.441 billion as of July 1, 2023 compared to $2.431 billion as of April 1, 2023 due to our comprehensive income and the net impact of stock-based compensation arrangements, partially offset by our share repurchase activity and dividends declared during the three months ended July 1, 2023.
Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition
The comparability of our operating results for the three-month periods ended July 1, 2023 and July 2, 2022 has been affected by certain events, including:
•pretax charges incurred in connection with our restructuring activities, as well as certain other benefits (charges), as summarized below (references to "Notes" are to the notes to the accompanying consolidated financial statements):

	Three Months Ended
	July 1, 2023	July 2, 2022
	(millions)
Restructuring and other charges, net (see Note 7)	$(35.6)	$(5.6)
Non-routine inventory benefits (charges)(a)	1.8	(11.6)
Non-routine bad debt expense reversals(b)	0.1	2.4
Total charges	$(33.7)	$(14.8)

(a)Non-routine inventory benefits (charges) are recorded within cost of goods sold in the consolidated statements of operations. The benefits recorded during the three months ended July 1, 2023 primarily related to reversals of amounts previously recognized in connection with the COVID-19 pandemic (approximately $1 million) and delays in U.S. customs shipment reviews and approvals (approximately $1 million). The charges recorded during the three months ended July 2, 2022 primarily related to the Russia-Ukraine war.

(b)Non-routine bad debt expense reversals are recorded within SG&A expenses in the consolidated statements of operations. The reversals recorded during the three-month periods ended July 1, 2023 and July 2, 2022 primarily related to charges previously recognized in connection with the Russia-Ukraine war.
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

RESULTS OF OPERATIONS
Three Months Ended July 1, 2023 Compared to Three Months Ended July 2, 2022
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	July 1, 2023	July 2, 2022	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$1,496.5	$1,490.6	$5.9	0.4%
Cost of goods sold	(464.5)	(489.2)	24.7	(5.1%)
Gross profit	1,032.0	1,001.4	30.6	3.1%
Gross profit as % of net revenues	69.0%	67.2%		180 bps
Selling, general, and administrative expenses	(830.0)	(820.6)	(9.4)	1.2%
SG&A expenses as % of net revenues	55.5%	55.0%		50 bps
Restructuring and other charges, net	(35.6)	(5.6)	(30.0)	535.8%
Operating income	166.4	175.2	(8.8)	(5.0%)
Operating income as % of net revenues	11.1%	11.8%		(70 bps)
Interest expense	(10.0)	(11.8)	1.8	(15.2%)
Interest income	15.7	3.6	12.1	337.2%
Other expense, net	(1.5)	(4.8)	3.3	(67.6%)
Income before income taxes	170.6	162.2	8.4	5.2%
Income tax provision	(38.5)	(38.8)	0.3	(0.7%)
Effective tax rate(a)	22.6%	23.9%		(130 bps)
Net income	$132.1	$123.4	$8.7	7.0%
Net income per common share:
Basic	$2.01	$1.76	$0.25	14.2%
Diluted	$1.96	$1.73	$0.23	13.3%

(a)Effective tax rate is calculated by dividing the income tax provision by income before income taxes.
Net Revenues.    Net revenues increased by $5.9 million, or 0.4%, to $1.496 billion during the three months ended July 1, 2023 as compared to the three months ended July 2, 2022, including unfavorable foreign currency effects of $11.8 million. On a constant currency basis, net revenues increased by $17.7 million, or 1.2%. Net revenue growth was driven by our international businesses, which more than offset declines in North America.
The following table summarizes the percentage change in our consolidated comparable store sales for the three months ended July 1, 2023 as compared to the prior fiscal year period:

% Change
Digital commerce	(1%)
Brick and mortar	2%
Total comparable store sales	2%
Our global average store count increased by 67 stores and concession shops during the three months ended July 1, 2023 compared with the three months ended July 2, 2022, driven by new openings primarily in Asia.

	July 1, 2023	July 2, 2022
Freestanding Stores:
North America	237	238
Europe	104	97
Asia	219	191
Total freestanding stores	560	526

Concession Shops:
North America	1	1
Europe	27	29
Asia	693	678
Total concession shops	721	708
Total stores	1,281	1,234
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
Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the comparable prior fiscal year period, are provided below:

	Three Months Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	July 1, 2023	July 2, 2022	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$631.7	$700.7	$(69.0)	$(1.6)	$(67.4)	(9.8%)	(9.6%)
Europe	450.5	415.6	34.9	5.4	29.5	8.4%	7.1%
Asia	377.5	334.1	43.4	(15.6)	59.0	13.0%	17.7%
Other non-reportable segments	36.8	40.2	(3.4)	—	(3.4)	(8.5%)	(8.5%)
Total net revenues	$1,496.5	$1,490.6	$5.9	$(11.8)	$17.7	0.4%	1.2%
North America net revenues — Net revenues decreased by $69.0 million, or 9.8%, during the three months ended July 1, 2023 as compared to the three months ended July 2, 2022. On a constant currency basis, net revenues decreased by $67.4 million, or 9.6%.
The $69.0 million decline in North America net revenues was driven by:
•a $42.2 million decrease related to our North America wholesale business largely driven by the return to a more normalized timing of shipments following last year's supply chain disruption; and
•a $26.8 million decrease related to our North America retail business. On a constant currency basis, net revenues decreased by $25.8 million, reflecting decreases of $23.5 million in comparable store sales and $2.3 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our North America retail business:

% Change
Digital commerce	(8%)
Brick and mortar	(5%)
Total comparable store sales	(6%)

Europe net revenues — Net revenues increased by $34.9 million, or 8.4%, during the three months ended July 1, 2023 as compared to the three months ended July 2, 2022. On a constant currency basis, net revenues increased by $29.5 million, or 7.1%.
The $34.9 million increase in Europe net revenues was driven by:
•a $24.1 million increase related to our Europe wholesale business largely driven by a shift in timing of certain shipments into the first quarter of Fiscal 2024, as well as favorable foreign currency effects of $2.7 million; and
•a $10.8 million increase related to our Europe retail business, inclusive of favorable foreign currency effects of $2.7 million. On a constant currency basis, net revenues increased by $8.1 million, reflecting increases of $5.1 million in comparable store sales and $3.0 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Europe retail business:

% Change
Digital commerce	8%
Brick and mortar	1%
Total comparable store sales	2%
Asia net revenues — Net revenues increased by $43.4 million, or 13.0%, during the three months ended July 1, 2023 as compared to the three months ended July 2, 2022. On a constant currency basis, net revenues increased by $59.0 million, or 17.7%.
The $43.4 million increase in Asia net revenues was driven by:
•a $38.2 million increase related to our Asia retail business, inclusive of unfavorable foreign currency effects of $14.6 million. On a constant currency basis, net revenues increased by $52.8 million, reflecting increases of $34.2 million in comparable store sales and $18.6 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Asia retail business:

% Change
Digital commerce	11%
Brick and mortar	14%
Total comparable store sales	13%
•a $5.2 million increase related to our Asia wholesale business, inclusive of unfavorable foreign currency effects of $1.0 million.
Gross Profit.    Gross profit increased by $30.6 million, or 3.1%, to $1.032 billion for the three months ended July 1, 2023, including unfavorable foreign currency effects of $15.2 million. Gross profit as a percentage of net revenues increased to 69.0% for the three months ended July 1, 2023 from 67.2% for the three months ended July 2, 2022. The 180 basis point increase was primarily driven by lower non-routine inventory charges recorded during the three months ended July 1, 2023 as compared to the prior fiscal year period, lower freight costs, favorable geographic and channel mix, and higher pricing, partially offset by higher product costs and unfavorable foreign currency effects.
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
Selling, General, and Administrative Expenses.    SG&A expenses include costs relating to compensation and benefits, advertising and marketing, rent and occupancy, distribution, information technology, legal, depreciation and amortization, bad debt, and other selling and administrative costs. SG&A expenses increased by $9.4 million, or 1.2%, to $830.0 million for the three months ended July 1, 2023, including favorable foreign currency effects of $8.1 million. SG&A expenses as a percentage of net revenues increased to 55.5% for the three months ended July 1, 2023 from 55.0% for the three months ended July 2, 2022. The 50 basis point increase was largely driven by operating deleverage as SG&A expense growth outpaced revenue growth.

The $9.4 million increase in SG&A expenses was driven by:

Three Months Ended July 1, 2023 Compared to Three Months Ended July 2, 2022
(millions)
SG&A expense category:
Compensation-related expenses	$23.7
Rent and occupancy costs	8.0
Marketing and advertising expenses	(20.9)
Other	(1.4)
Total net increase in SG&A expenses	$9.4
Restructuring and Other Charges, Net. During the three-month periods ended July 1, 2023 and July 2, 2022, we recorded net restructuring charges and benefits of $30.5 million and $0.7 million, respectively, primarily consisting of severance and benefits costs, as well as other charges of $5.1 million and $4.9 million, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired. See Note 7 to the accompanying consolidated financial statements.
Operating Income.   Operating income decreased by $8.8 million, or 5.0%, to $166.4 million for the three months ended July 1, 2023, reflecting unfavorable foreign currency effects of $7.1 million. Our operating results during the three-month periods ended July 1, 2023 and July 2, 2022 were negatively impacted by net restructuring-related charges and certain other charges (benefits) totaling $33.7 million and $14.8 million, respectively. Operating income as a percentage of net revenues was 11.1% for the three months ended July 1, 2023, reflecting a 70 basis point decline from the prior fiscal year period. The decline in operating income as a percentage of net revenues was primarily driven by higher net restructuring-related charges and certain other charges (benefits) recorded during the three months ended July 1, 2023 as compared to the prior fiscal year period, as well as the increase in SG&A expenses as a percentage of net revenues, partially offset by the increase in our gross margin, all as previously discussed.
Operating income and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the comparable prior fiscal year period, are provided below:

	Three Months Ended
	July 1, 2023		July 2, 2022
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$125.3	19.8%	$132.8	19.0%	$(7.5)	80 bps
Europe	97.2	21.6%	73.2	17.6%	24.0	400 bps
Asia	93.3	24.7%	78.7	23.5%	14.6	120 bps
Other non-reportable segments	33.8	91.9%	37.2	92.4%	(3.4)	(50 bps)
	349.6		321.9		27.7
Unallocated corporate expenses	(147.6)		(141.1)		(6.5)
Unallocated restructuring and other charges, net	(35.6)		(5.6)		(30.0)
Total operating income	$166.4	11.1%	$175.2	11.8%	$(8.8)	(70 bps)
North America operating margin improved by 80 basis points, primarily due to the favorable impact of 140 basis points attributable to lower non-routine inventory charges recorded during the three months ended July 1, 2023 as compared to the prior fiscal year period. The overall improvement in operating margin was partly offset by the net unfavorable impact of approximately 60 basis points largely driven by an increase in SG&A expenses as a percentage of net revenues, partially offset by an increase in gross margin.

Europe operating margin improved by 400 basis points, primarily due to the favorable impact of 420 basis points largely driven by a decline in SG&A expenses as a percentage of net revenues and an increase in gross margin. The overall improvement in operating margin also reflected the favorable impact of 20 basis points related to lower non-routine inventory charges and bad debt expense adjustments recorded during the three months ended July 1, 2023 as compared to the prior fiscal year period. These improvements in operating margin were partly offset by unfavorable foreign currency effects of 40 basis points.
Asia operating margin improved by 120 basis points, primarily due to the net favorable impact of approximately 190 basis points largely driven by a decline in SG&A expenses as a percentage of net revenues, partially offset by a decline in gross margin. This improvement in operating margin was partly offset by unfavorable foreign currency effects of 70 basis points.
Unallocated corporate expenses increased by $6.5 million to $147.6 million during the three months ended July 1, 2023. The increase in unallocated corporate expenses was due to higher compensation-related expenses of $13.0 million and lower intercompany sourcing commission income of $8.7 million (which is offset at the segment level and eliminates in consolidation), partially offset by lower consulting fees of $3.1 million, lower marketing and advertising expenses of $2.5 million, lower selling-related expenses of $2.4 million, and lower other expenses of $7.2 million.
Unallocated restructuring and other charges, net increased by $30.0 million to $35.6 million during the three months ended July 1, 2023, as previously discussed above and in Note 7 to the accompanying consolidated financial statements.
Non-operating Income (Expense), Net. Non-operating income (expense), net is comprised of interest expense, interest income, and other income (expense), net, which includes foreign currency gains (losses), equity in income (losses) from our equity-method investees, and other non-operating expenses. During the three months ended July 1, 2023, we reported non-operating income, net of $4.2 million as compared to non-operating expense, net of $13.0 million during the three months ended July 2, 2022. The $17.2 million increase in non-operating income, net was driven by:
•a $12.1 million increase in interest income, primarily driven by higher interest rates in financial markets;
•a $3.3 million decline in other expense, net, primarily driven by lower net foreign currency losses during the three months ended July 1, 2023 as compared to the prior fiscal year period; and
•a $1.8 million decrease in interest expense, primarily driven by the lower average level of outstanding debt during the three months ended July 1, 2023 as compared to the prior fiscal year period resulting from our repayment of the 1.700% Senior Notes that matured on June 15, 2022 (see "Financial Condition and Liquidity — Cash Flows").
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
The income tax provision and effective tax rate for the three months ended July 1, 2023 were $38.5 million and 22.6%, respectively, compared to $38.8 million and 23.9%, respectively, for the three months ended July 2, 2022. The $0.3 million decrease in our income tax provision was driven by a 130 basis point decline in our effective tax rate, partially offset by the increase in our pretax income. The decline in our effective tax rate was primarily due to the absence of unfavorable prior year adjustments related to certain deferred tax assets and receivables as well as an increase of the favorable tax impact of earnings generated in lower taxed foreign jurisdictions versus the U.S., partially offset by the absence of favorable audit-related adjustments taken in the prior year. See Note 8 to the accompanying consolidated financial statements.
Net Income.    Net income increased to $132.1 million for the three months ended July 1, 2023, from $123.4 million for the three months ended July 2, 2022. The $8.7 million increase in net income was primarily due to an increase in non-operating income, net, partially offset by the decline in our operating income, both as previously discussed. Our operating results during the three-month periods ended July 1, 2023 and July 2, 2022 were negatively impacted by net restructuring-related charges and certain other charges (benefits) totaling $33.7 million and $14.8 million, respectively, which had an after-tax effect of reducing net income by $25.9 million and $11.2 million, respectively.
Net Income per Diluted Share.    Net income per diluted share increased to $1.96 for the three months ended July 1, 2023, from $1.73 for the three months ended July 2, 2022. The $0.23 per share increase was driven by the higher level of net income, as previously discussed, and lower weighted-average diluted shares outstanding during the three months ended July 1, 2023 driven by our share repurchases during the last twelve months. Net income per diluted share for the three-month periods ended July 1, 2023 and July 2, 2022 were also negatively impacted by $0.38 per share and $0.15 per share, respectively, attributable to net restructuring-related charges and certain other charges (benefits), as previously discussed.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of July 1, 2023 and April 1, 2023:

	July 1, 2023	April 1, 2023	$ Change
	(millions)
Cash and cash equivalents	$1,607.2	$1,529.3	$77.9
Short-term investments	73.1	36.4	36.7
Long-term debt(a)	(1,139.0)	(1,138.5)	(0.5)
Net cash and short-term investments	$541.3	$427.2	$114.1
Equity	$2,441.0	$2,430.5	$10.5

(a)See Note 9 to the accompanying consolidated financial statements for discussion of the carrying values of our debt.
The increase in our net cash and short-term investments position at July 1, 2023 as compared to April 1, 2023 was primarily due to our operating cash flows of $270.7 million, partially offset by our use of cash to support Class A common stock repurchases of $56.8 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to make dividend payments of $49.2 million, and to invest in our business through $39.6 million in capital expenditures.
The increase in our equity was attributable to our comprehensive income and the net impact of stock-based compensation arrangements, partially offset by our share repurchase activity and dividends declared during the three months ended July 1, 2023.
Cash Flows
The following table details our cash flows for the three-month periods ended July 1, 2023 and July 2, 2022:

	Three Months Ended
	July 1, 2023	July 2, 2022	$ Change
	(millions)
Net cash provided by operating activities	$270.7	$45.3	$225.4
Net cash provided by (used in) investing activities	(77.5)	365.6	(443.1)
Net cash used in financing activities	(112.0)	(788.6)	676.6
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3.9)	(30.0)	26.1
Net increase (decrease) in cash, cash equivalents, and restricted cash	$77.3	$(407.7)	$485.0
Net Cash Provided by Operating Activities.    Net cash provided by operating activities was $270.7 million during the three months ended July 1, 2023, as compared to $45.3 million during the three months ended July 2, 2022. The $225.4 million net increase in cash provided by operating activities was due to a net favorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period, partially offset by a decline in net income before non-cash charges.
The net favorable change related to our operating assets and liabilities, including our working capital, was primarily driven by:
•a favorable change related to our inventories, largely driven by a more normalized receipt cadence;
•a favorable change related to our accounts receivable, largely driven by a decline in wholesale net revenues and timing of cash receipts;

•a net favorable change in our accrued liabilities largely driven by the impact of a lower bonus achievement level realized during Fiscal 2023 as compared to Fiscal 2022, as well as a favorable change in our restructuring reserve due to an increase in restructuring charges recorded during the current fiscal year period as compared to the prior fiscal year period, partially offset by an unfavorable change in accounts payable driven by the timing of cash payments; and
•a favorable change related to our prepaid expenses and other current assets, largely driven by the timing of cash payments.
Net Cash Provided by (Used in) Investing Activities.    Net cash used in investing activities was $77.5 million during the three months ended July 1, 2023, as compared to net cash provided by investing activities of $365.6 million during the three months ended July 2, 2022. The $443.1 million net increase in cash used in investing activities was primarily driven by:
•a $448.9 million decrease in proceeds from sales and maturities of investments, less purchases of investments. During the three months ended July 1, 2023, we made net investment purchases of $37.9 million, as compared to receiving net proceeds from sales and maturities of investments of $411.0 million during the three months ended July 2, 2022.
During the three months ended July 1, 2023, we spent $39.6 million on capital expenditures, which was up slightly versus the comparable prior fiscal year period. Over the course of Fiscal 2024, we expect to spend approximately $250 million to $275 million on capital expenditures primarily related to store opening and renovations, as well as enhancements to our information technology systems.
Net Cash Used in Financing Activities.    Net cash used in financing activities was $112.0 million during the three months ended July 1, 2023, as compared to $788.6 million during the three months ended July 2, 2022. The $676.6 million net decrease in cash used in financing activities was primarily driven by:
•a $500.0 million decrease in cash used to repay debt. During the three months ended July 1, 2023, we did not issue or repay any debt. On a comparative basis, during the three months ended July 2, 2022, we repaid our previously outstanding $500.0 million principal amount of unsecured 1.700% senior notes that matured on June 15, 2022; and
•a $177.9 million decrease in cash used to repurchase shares of our Class A common stock. During the three months ended July 1, 2023, we used $50.0 million to repurchase shares of our Class A common stock pursuant to our common stock repurchase program, and an additional $6.8 million in shares of our Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our long-term stock incentive plans. On a comparative basis, during the three months ended July 2, 2022, we used $213.3 million to repurchase shares of our Class A common stock pursuant to our common stock repurchase program, and an additional $21.4 million in shares of our Class A common stock were surrendered or withheld for taxes.
Sources of Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, our available cash and cash equivalents and short-term investments, availability under our credit and overdraft facilities and commercial paper program, and other available financing options.
During the three months ended July 1, 2023, we generated $270.7 million of net cash flows from our operations. As of July 1, 2023, we had $1.680 billion in cash, cash equivalents, and short-term investments, of which $820.7 million were held by our subsidiaries domiciled outside the U.S. We are not dependent on foreign cash to fund our domestic operations. Undistributed foreign earnings generated on or before December 31, 2017 that were subject to the one-time mandatory transition tax in connection with U.S. tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA") are not considered to be permanently reinvested and may be repatriated to the U.S. in the future with minimal or no additional U.S. taxation. We intend to permanently reinvest undistributed foreign earnings generated after December 31, 2017 that were not subject to the one-time mandatory transition tax. However, if our plans change and we choose to repatriate post-2017 earnings to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.

The following table presents the total availability, borrowings outstanding, and remaining availability under our credit and overdraft facilities and Commercial Paper Program as of July 1, 2023:

	July 1, 2023
Description(a)	Total Availability	Borrowings Outstanding		Remaining Availability
	(millions)
Global Credit Facility and Commercial Paper Program(b)	$750	$12	(c)	$738
Pan-Asia Credit Facilities	36	—		36
Pan-Asia Overdraft Facilities	48	—		48

(a)As defined in Note 9 to the accompanying consolidated financial statements.
(b)Borrowings under the Commercial Paper Program are supported by the Global Credit Facility. Accordingly, we do not expect combined borrowings outstanding under the Commercial Paper Program and the Global Credit Facility to exceed $750 million.
(c)Represents outstanding letters of credit for which we were contingently liable under the Global Credit Facility as of July 1, 2023.
We believe that the Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of July 1, 2023, there were seven financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 20%. In accordance with the terms of the agreement, we have the ability to expand our borrowing availability under the Global Credit Facility to $1.500 billion through the full term of the facility, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments.
Borrowings under the Pan-Asia Credit Facilities and Pan-Asia Overdraft Facilities (collectively, the "Pan-Asia Borrowing Facilities") are guaranteed by the parent company and are granted at the sole discretion of the participating banks (as described within Note 9 to the accompanying consolidated financial statements), subject to availability of the respective banks' funds and satisfaction of certain regulatory requirements. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Global Credit Facility and the Pan-Asia Borrowing Facilities in the event of our election to draw additional funds in the foreseeable future.
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
See Note 9 to the accompanying consolidated financial statements and Note 11 of the Fiscal 2023 10-K for additional information relating to our credit facilities.
Supplier Finance Program
We support a voluntary supplier finance program which provides certain of our inventory suppliers the opportunity, at their sole discretion, to sell their receivables due from us (which are generally due within 90 days) to a participating financial institution in exchange for receipt of a discounted payment amount made earlier than the payment term stipulated between us and the supplier. Our vendor payment terms and amounts due are not impacted by a supplier's decision to participate in the program. We have not pledged any assets and do not provide guarantees under the supplier finance program. Our payment obligations outstanding under our supplier finance program were $212.3 million and $122.2 million as of July 1, 2023 and April 1, 2023, respectively, and were recorded within accounts payable in the consolidated balance sheets.

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
We have a credit facility that provides for a $750 million senior unsecured revolving line of credit through June 30, 2028, which may be used for working capital needs, capital expenditures, certain investments, general corporate purposes, and for funding of acquisitions, as well as used to support the issuance of letters of credit and the maintenance of the Commercial Paper Program (the "Global Credit Facility"). Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and certain other currencies, including Euros, Hong Kong Dollars, and Japanese Yen. We have the ability to expand the borrowing availability under the Global Credit Facility to $1.500 billion, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility.
The Global Credit Facility contains a number of covenants, as described in Note 9 to the accompanying consolidated financial statements. As of July 1, 2023, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility. The Pan-Asia Borrowing Facilities do not contain any financial covenants.
See Note 9 to the accompanying consolidated financial statements and Note 11 of the Fiscal 2023 10-K for additional information relating to our debt and covenant compliance.
Common Stock Repurchase Program
On February 2, 2022, our Board of Directors approved an expansion of our existing common stock repurchase program that allowed us to repurchase up to an additional $1.500 billion of our Class A common stock, excluding related excise taxes. As of July 1, 2023, the remaining availability under our Class A common stock repurchase program was approximately $1.125 billion. Repurchases of shares of our Class A common stock are subject to overall business and market conditions.
As discussed in Note 8 to the accompanying consolidated financial statements, the Inflation Reduction Act ("IRA") was signed into law by President Biden in August 2022. Among its various provisions, the IRA imposes a 1% excise tax on share repurchases made after December 31, 2022.
See Note 13 to the accompanying consolidated financial statements for additional information relating to our Class A common stock repurchase program.
Dividends
We have generally maintained a regular quarterly cash dividend program on our common stock since 2003.
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
See Note 13 to the accompanying consolidated financial statements for additional information relating to our quarterly cash dividend program.

Material Cash Requirements
There have been no substantial changes to our material cash requirements as disclosed in our Fiscal 2023 10-K, other than those which occur in the ordinary course of business. Refer to the "Financial Condition and Liquidity — Contractual and Other Obligations" section of the MD&A in our Fiscal 2023 10-K for detailed disclosure of our material cash requirements as of April 1, 2023.
MARKET RISK MANAGEMENT
As discussed in Note 13 of the Fiscal 2023 10-K and Note 11 to the accompanying consolidated financial statements, we are exposed to a variety of levels and types of risks, including the impact of changes in currency exchange rates on foreign currency-denominated balances, certain anticipated cash flows of our international operations, and the value of reported net assets of our foreign operations, as well as changes in the fair value of our fixed-rate debt obligations relating to fluctuations in benchmark interest rates. Accordingly, in the normal course of business we assess such risks and, in accordance with our established policies and procedures, may use derivative financial instruments to manage and mitigate them. We do not use derivatives for speculative or trading purposes.
Given our use of derivative instruments, we are exposed to the risk that the counterparties to such contracts will fail to meet their contractual obligations. To mitigate such counterparty credit risk, it is our policy to only enter into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. Our established policies and procedures for mitigating credit risk include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties, when possible, to further mitigate credit risk. As a result of the above considerations, we do not believe that we are exposed to undue concentration of counterparty risk with respect to our derivative contracts as of July 1, 2023. However, we do have in aggregate $37.1 million of derivative instruments in net asset positions held across four creditworthy financial institutions.
Foreign Currency Risk Management
We manage our exposure to changes in foreign currency exchange rates using forward foreign currency exchange and cross-currency swap contracts. Refer to Note 11 to the accompanying consolidated financial statements for a summary of the notional amounts and fair values of our outstanding forward foreign currency exchange and cross-currency swap contracts, as well as the impact on earnings and other comprehensive income of such instruments as of July 1, 2023.
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
Investment Risk Management
As of July 1, 2023, we had cash and cash equivalents on-hand of $1.607 billion, consisting of deposits in interest bearing accounts, investments in money market deposit accounts, and investments in time deposits with original maturities of 90 days or less. Our other significant investments included $73.1 million of short-term investments, consisting of investments in time deposits with original maturities greater than 90 days.
We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed in Note 3 to the accompanying consolidated financial statements. Our investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in our investment policy. See Note 11 to the accompanying consolidated financial statements for further detail of the composition of our investment portfolio as of July 1, 2023.
CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are described in Note 3 of the Fiscal 2023 10-K. Our estimates are often based on complex judgments, assessments of probability, and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same set of facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, refer to the "Critical Accounting Policies" section of the MD&A in our Fiscal 2023 10-K.
There have been no significant changes in the application of our critical accounting policies since April 1, 2023.
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
We carried out an evaluation based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our principal executive and principal financial officers have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of July 1, 2023.
There has been no change in the Company's internal control over financial reporting during the fiscal quarter ended July 1, 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
Reference is made to the information disclosed under Item 3 — "Legal Proceedings" in the Fiscal 2023 10-K.
Item 1A.    Risk Factors.
Reference is made to the information disclosed under Part I, Item 1A — "Risk Factors" in the Fiscal 2023 10-K, which contains a detailed discussion of certain risk factors that could materially adversely affect the Company's business, operating results, and/or financial condition. There are no material changes to the risk factors previously disclosed, nor has the Company identified any previously undisclosed risks that could materially adversely affect the Company's business, operating results, and/or financial condition.
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
No shares of the Company's Class B common stock were converted into Class A common stock during the three months ended July 1, 2023.
(b)     Not Applicable
(c)Stock Repurchases
The following table sets forth the repurchases of shares of the Company's Class A common stock during the three months ended July 1, 2023:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(a)
					(millions)
April 2, 2023 to April 29, 2023	221,996	(b)	$114.25	218,889	$1,150
April 30, 2023 to May 27, 2023	285,690	(c)	109.70	229,508	1,125
May 28, 2023 to July 1, 2023	1,267	(d)	120.90	—	1,125
	508,953			448,397

(a)Repurchases of shares of the Company's Class A common stock are subject to overall business and market conditions.
(b)Includes 3,107 shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.
(c)Includes 56,182 shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.
(d)Represents shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.

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
10.1
Credit Agreement, dated as of June 30, 2023, among Ralph Lauren Corporation, Ralph Lauren Europe Sàrl, RL Finance B.V. and Ralph Lauren Asia Pacific Limited as the borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, HSBC Bank USA, N.A., ING Bank N.V., Dublin Branch, Deutsche Bank Securities Inc. and Sumitomo Mitsui Banking Corporation, as co-documentation agents (filed as Exhibit 10.1 to the Form 8-K filed on July 7, 2023)

10.2*	Amendment No. 4 to the Employment Agreement, dated August 4, 2023 between the Company and Patrice Louvet†
31.1*	Certification of Principal Executive Officer pursuant to 17 CFR 240.13a-14(a)
31.2*	Certification of Principal Financial Officer pursuant to 17 CFR 240.13a-14(a)
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

Date: August 10, 2023

