Form 10-Q
period 2023-09-30
RALPH LAUREN CORP
filed 2023-11-08
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At November 2, 2023, 39,751,805 shares of the registrant's Class A common stock, $.01 par value, and 24,881,276 shares of the registrant's Class B common stock, $.01 par value, were outstanding.

RALPH LAUREN CORPORATION

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2023	April 1, 2023
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,381.8	$1,529.3
Short-term investments	85.1	36.4
Accounts receivable, net of allowances of $173.0 million and $175.3 million	461.1	447.7
Inventories	1,195.3	1,071.3
Income tax receivable	50.0	50.7
Prepaid expenses and other current assets	221.2	188.7
Total current assets	3,394.5	3,324.1
Property and equipment, net	875.6	955.5
Operating lease right-of-use assets	1,088.2	1,134.0
Deferred tax assets	262.7	255.1
Goodwill	883.0	898.9
Intangible assets, net	82.2	88.9
Other non-current assets	136.9	133.0
Total assets	$6,723.1	$6,789.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$460.1	$371.6
Current income tax payable	56.3	59.7
Current operating lease liabilities	270.9	266.7
Accrued expenses and other current liabilities	823.1	795.5
Total current liabilities	1,610.4	1,493.5
Long-term debt	1,139.5	1,138.5
Long-term finance lease liabilities	266.9	315.3
Long-term operating lease liabilities	1,079.0	1,141.1
Non-current income tax payable	42.2	75.9
Non-current liability for unrecognized tax benefits	100.7	93.8
Other non-current liabilities	115.2	100.9
Commitments and contingencies (Note 12)
Total liabilities	4,353.9	4,359.0
Equity:
Class A common stock, par value $.01 per share; 108.7 million and 107.7 million shares issued; 39.8 million and 40.7 million shares outstanding	1.0	1.0
Class B common stock, par value $.01 per share; 24.9 million shares issued and outstanding	0.3	0.3
Additional paid-in-capital	2,875.0	2,824.3
Retained earnings	6,779.7	6,598.2
Treasury stock, Class A, at cost; 68.9 million and 67.0 million shares	(7,024.0)	(6,797.3)
Accumulated other comprehensive loss	(262.8)	(196.0)
Total equity	2,369.2	2,430.5
Total liabilities and equity	$6,723.1	$6,789.5
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
	(millions, except per share data)
Net revenues	$1,633.0	$1,579.9	$3,129.5	$3,070.5
Cost of goods sold	(562.9)	(556.8)	(1,027.4)	(1,046.0)
Gross profit	1,070.1	1,023.1	2,102.1	2,024.5
Selling, general, and administrative expenses	(896.3)	(809.5)	(1,726.3)	(1,630.1)
Restructuring and other charges, net	(9.3)	(6.9)	(44.9)	(12.5)
Total other operating expenses, net	(905.6)	(816.4)	(1,771.2)	(1,642.6)
Operating income	164.5	206.7	330.9	381.9
Interest expense	(10.0)	(9.5)	(20.0)	(21.3)
Interest income	15.8	6.6	31.5	10.2
Other expense, net	(4.8)	(3.7)	(6.3)	(8.5)
Income before income taxes	165.5	200.1	336.1	362.3
Income tax provision	(18.6)	(49.6)	(57.1)	(88.4)
Net income	$146.9	$150.5	$279.0	$273.9
Net income per common share:
Basic	$2.24	$2.21	$4.24	$3.97
Diluted	$2.19	$2.18	$4.15	$3.90
Weighted-average common shares outstanding:
Basic	65.6	68.0	65.7	69.0
Diluted	67.2	69.0	67.3	70.3
Dividends declared per share	$0.75	$0.75	$1.50	$1.50
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
	(millions)
Net income	$146.9	$150.5	$279.0	$273.9
Other comprehensive income (loss), net of tax:
Foreign currency translation losses	(38.1)	(56.5)	(75.6)	(95.8)
Net gains on cash flow hedges	8.2	7.3	9.0	18.9
Net losses on defined benefit plans	(0.1)	—	(0.2)	(0.1)
Other comprehensive loss, net of tax	(30.0)	(49.2)	(66.8)	(77.0)
Total comprehensive income	$116.9	$101.3	$212.2	$196.9
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 30, 2023	October 1, 2022
	(millions)
Cash flows from operating activities:
Net income	$279.0	$273.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	116.8	108.1
Deferred income tax expense	6.1	36.1
Stock-based compensation expense	50.7	40.7
Bad debt expense	0.3	0.6
Other non-cash charges	16.3	13.3
Changes in operating assets and liabilities:
Accounts receivable	(26.5)	(113.8)
Inventories	(151.0)	(345.8)
Prepaid expenses and other current assets	(37.8)	(59.6)
Accounts payable and accrued liabilities	154.7	31.8
Income tax receivables and payables	(41.8)	28.9
Operating lease right-of-use assets and liabilities, net	(18.2)	(12.3)
Other balance sheet changes	(5.0)	—
Net cash provided by operating activities	343.6	1.9
Cash flows from investing activities:
Capital expenditures	(82.4)	(83.9)
Purchases of investments	(158.6)	(431.2)
Proceeds from sales and maturities of investments	108.1	849.2
Other investing activities	—	(6.0)
Net cash provided by (used in) investing activities	(132.9)	328.1
Cash flows from financing activities:
Repayments of long-term debt	—	(500.0)
Payments of finance lease obligations	(11.2)	(10.8)
Payments of dividends	(98.2)	(99.1)
Repurchases of common stock, including shares surrendered for tax withholdings	(225.7)	(417.3)
Net cash used in financing activities	(335.1)	(1,027.2)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(23.9)	(60.6)
Net decrease in cash, cash equivalents, and restricted cash	(148.3)	(757.8)
Cash, cash equivalents, and restricted cash at beginning of period	1,536.9	1,872.0
Cash, cash equivalents, and restricted cash at end of period	$1,388.6	$1,114.2
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended September 30, 2023
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at July 1, 2023	132.8	$1.3	$2,845.7	$6,681.3	67.5	$(6,854.5)	$(232.8)	$2,441.0
Comprehensive income:
Net income				146.9
Other comprehensive loss							(30.0)
Total comprehensive income								116.9
Dividends declared				(48.5)				(48.5)
Repurchases of common stock, including excise tax					1.4	(169.5)		(169.5)
Stock-based compensation			29.3					29.3
Shares issued pursuant to stock-based compensation plans	0.8	—	—					—
Balance at September 30, 2023	133.6	$1.3	$2,875.0	$6,779.7	68.9	$(7,024.0)	$(262.8)	$2,369.2

	Three Months Ended October 1, 2022
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at July 2, 2022	132.3	$1.3	$2,767.0	$6,347.3	64.3	$(6,543.4)	$(208.1)	$2,364.1
Comprehensive income:
Net income				150.5
Other comprehensive loss							(49.2)
Total comprehensive income								101.3
Dividends declared				(49.7)				(49.7)
Repurchases of common stock					2.0	(182.6)		(182.6)
Stock-based compensation			22.5					22.5
Shares issued pursuant to stock-based compensation plans	0.3	—	—					—
Balance at October 1, 2022	132.6	$1.3	$2,789.5	$6,448.1	66.3	$(6,726.0)	$(257.3)	$2,255.6

(a)Includes Class A and Class B common stock.
(b)Accumulated other comprehensive income (loss).

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)

	Six Months Ended September 30, 2023
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at April 1, 2023	132.6	$1.3	$2,824.3	$6,598.2	67.0	$(6,797.3)	$(196.0)	$2,430.5
Comprehensive income:
Net income				279.0
Other comprehensive loss							(66.8)
Total comprehensive income								212.2
Dividends declared				(97.5)				(97.5)
Repurchases of common stock, including excise tax					1.9	(226.7)		(226.7)
Stock-based compensation			50.7					50.7
Shares issued pursuant to stock-based compensation plans	1.0	—	—					—
Balance at September 30, 2023	133.6	$1.3	$2,875.0	$6,779.7	68.9	$(7,024.0)	$(262.8)	$2,369.2

	Six Months Ended October 1, 2022
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at April 2, 2022	131.8	$1.3	$2,748.8	$6,274.9	61.9	$(6,308.7)	$(180.3)	$2,536.0
Comprehensive income:
Net income				273.9
Other comprehensive loss							(77.0)
Total comprehensive income								196.9
Dividends declared				(100.7)				(100.7)
Repurchases of common stock					4.4	(417.3)		(417.3)
Stock-based compensation			40.7					40.7
Shares issued pursuant to stock-based compensation plans	0.8	—	—					—
Balance at October 1, 2022	132.6	$1.3	$2,789.5	$6,448.1	66.3	$(6,726.0)	$(257.3)	$2,255.6

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
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday immediately before or after March 31. As such, fiscal year 2024 will end on March 30, 2024 and will be a 52-week period ("Fiscal 2024"). Fiscal year 2023 ended on April 1, 2023 and was also a 52-week period ("Fiscal 2023"). The second quarter of Fiscal 2024 ended on September 30, 2023 and was a 13-week period. The second quarter of Fiscal 2023 ended on October 1, 2022 and was also a 13-week period.

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
Seasonality of Business
The Company's business is typically affected by seasonal trends, with higher levels of retail sales in its second and third fiscal quarters and higher wholesale sales in its second and fourth fiscal quarters. These trends result primarily from the timing of key vacation travel, back-to-school, and holiday shopping periods impacting its retail business and the timing of seasonal wholesale shipments. As a result of changes in its business, consumer spending patterns, and the macroeconomic environment, including those resulting from pandemic diseases and other catastrophic events, historical quarterly operating trends and working capital requirements may not be indicative of the Company's future performance. In addition, fluctuations in sales, operating income (loss), and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, the Company's operating results and cash flows for the three-month and six-month periods ended September 30, 2023 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2024.
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
Revenue from the Company's licensing arrangements is recognized over time during the period that licensees are provided access to the Company's trademarks (i.e., symbolic intellectual property) and benefit from such access through their own sales of licensed products. These arrangements require licensees to pay a sales-based royalty, which for most arrangements, may be subject to a contractually-guaranteed minimum royalty amount. Payments are generally due quarterly and, depending on time of receipt, may be recorded as a liability until recognized as revenue. The Company recognizes revenue for sales-based royalty arrangements (including those for which the royalty exceeds any contractually-guaranteed minimum royalty amount) as licensed products are sold by the licensee. If a sales-based royalty is not ultimately expected to exceed a contractually-guaranteed minimum royalty amount, the minimum is generally recognized as revenue ratably over the respective contractual period. This sales-based output measure of progress and pattern of recognition best represents the value transferred to the licensee over the term of the arrangement, as well as the amount of consideration that the Company is entitled to receive in exchange for providing access to its trademarks. As of September 30, 2023, contractually-guaranteed minimum royalty amounts expected to be recognized as revenue during future periods were as follows:

Contractually-Guaranteed Minimum Royalties(a)
(millions)
Remainder of Fiscal 2024	$46.8
Fiscal 2025	64.5
Fiscal 2026	47.9
Fiscal 2027	46.0
Fiscal 2028	11.8
Fiscal 2029 and thereafter	—
Total	$217.0

(a)Amounts presented do not contemplate potential contract renewals or royalties earned in excess of the contractually-guaranteed minimums.
Disaggregated Net Revenues
The following tables disaggregate the Company's net revenues into categories that depict how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors for the fiscal periods presented:

	Three Months Ended
	September 30, 2023					October 1, 2022
	North America	Europe	Asia	Other	Total	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$437.8	$238.4	$318.1	$—	$994.3	$424.0	$204.8	$288.2	$—	$917.0
Wholesale	280.0	288.4	30.3	—	598.7	302.6	288.7	28.2	—	619.5
Licensing	—	—	—	40.0	40.0	—	—	—	43.4	43.4
Total	$717.8	$526.8	$348.4	$40.0	$1,633.0	$726.6	$493.5	$316.4	$43.4	$1,579.9

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended
	September 30, 2023					October 1, 2022
	North America	Europe	Asia	Other	Total	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$848.8	$465.1	$670.2	$—	$1,984.1	$861.8	$420.7	$602.1	$—	$1,884.6
Wholesale	500.7	512.2	55.7	—	1,068.6	565.5	488.4	48.4	—	1,102.3
Licensing	—	—	—	76.8	76.8	—	—	—	83.6	83.6
Total	$1,349.5	$977.3	$725.9	$76.8	$3,129.5	$1,427.3	$909.1	$650.5	$83.6	$3,070.5

(a)Net revenues from the Company's retail and wholesale businesses are recognized at a point in time. Net revenues from the Company's licensing business are recognized over time.
Deferred Income
Deferred income represents cash payments received in advance of the Company's transfer of control of products or services to its customers and generally consists of unredeemed gift cards (net of breakage) and advance royalty payments from its licensees. The Company's deferred income balances were $15.1 million and $14.1 million as of September 30, 2023 and April 1, 2023, respectively, and were primarily recorded within accrued expenses and other current liabilities within the consolidated balance sheets. The majority of the deferred income balance as of September 30, 2023 is expected to be recognized as revenue within the next twelve months.
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
A summary of shipping and handling costs for the fiscal periods presented is as follows:

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
	(millions)
Shipping costs	$19.2	$17.7	$36.1	$35.0
Handling costs	41.5	39.7	80.7	76.7
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to shares used to calculate diluted net income per common share as follows:

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
	(millions)
Basic shares	65.6	68.0	65.7	69.0
Dilutive effect of RSUs	1.6	1.0	1.6	1.3
Diluted shares	67.2	69.0	67.3	70.3
All earnings per share amounts have been calculated using unrounded numbers. The Company has outstanding performance-based RSUs, which are included in the computation of diluted shares only to the extent that the underlying performance conditions (i) have been satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. As of September 30, 2023 and October 1, 2022, there were 0.3 million and 0.4 million, respectively, of additional shares issuable contingent upon vesting of performance-based RSUs that were excluded from the diluted shares calculations.
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
A rollforward of the activity in the Company's reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented as follows:

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
	(millions)
Beginning reserve balance	$135.2	$157.4	$148.1	$180.7
Amount charged against revenue to increase reserve	122.4	115.5	218.0	202.2
Amount credited against customer accounts to decrease reserve	(108.5)	(99.4)	(216.0)	(202.7)
Foreign currency translation	(2.5)	(6.7)	(3.5)	(13.4)
Ending reserve balance	$146.6	$166.8	$146.6	$166.8
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A rollforward of the activity in the Company's allowance for doubtful accounts is presented as follows:

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
	(millions)
Beginning reserve balance	$25.6	$27.7	$27.2	$34.0
Amount recorded to expense to increase reserve(a)	1.1	2.5	0.3	0.6
Amount written-off against customer accounts to decrease reserve	—	(1.6)	(0.6)	(4.9)
Foreign currency translation	(0.3)	(0.9)	(0.5)	(2.0)
Ending reserve balance	$26.4	$27.7	$26.4	$27.7

(a)Amounts recorded to bad debt expense are included within SG&A expenses in the consolidated statements of operations.
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department stores, specialty stores, and third-party digital partners around the world, and extends credit based on an evaluation of each customer's financial capacity and condition, usually without requiring collateral. In the Company's wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2023, the Company's sales to its three largest wholesale customers accounted for approximately 16% of total net revenues. Substantially all of the Company's sales to its three largest wholesale customers related to its North America segment. As of September 30, 2023, these three key wholesale customers accounted for approximately 31% of total gross accounts receivable.
Inventories
The Company holds inventory that is sold in its retail stores and digital commerce sites directly to consumers. The Company also holds inventory that is to be sold through wholesale distribution channels to major department stores, specialty stores, and third-party digital partners. Substantially all of the Company's inventories consist of finished goods, which are stated at the lower of cost or estimated realizable value, with cost determined on a weighted-average cost basis. Inventory held by the Company totaled $1.195 billion, $1.071 billion, and $1.261 billion as of September 30, 2023, April 1, 2023, and October 1, 2022, respectively.
Supplier Finance Program
The Company supports a voluntary supplier finance program which provides certain of its inventory suppliers the opportunity, at their sole discretion, to sell their receivables due from the Company (which are generally due within 90 days) to a participating financial institution in exchange for receipt of a discounted payment amount made earlier than the payment term stipulated between the Company and the supplier. The Company's vendor payment terms and amounts due are not impacted by a supplier's decision to participate in the program. The Company has not pledged any assets and does not provide guarantees under the supplier finance program. The Company's payment obligations outstanding under its supplier finance program were $177.5 million and $122.2 million as of September 30, 2023 and April 1, 2023, respectively, and were recorded within accounts payable in the consolidated balance sheets.
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
5.    Property and Equipment
Property and equipment, net consists of the following:

	September 30, 2023	April 1, 2023
	(millions)
Land and improvements	$15.3	$15.3
Buildings and improvements	416.3	471.9
Furniture and fixtures	615.6	608.8
Machinery and equipment	381.7	375.9
Capitalized software	546.6	541.1
Leasehold improvements	1,226.1	1,216.1
Construction in progress	50.1	60.9
	3,251.7	3,290.0
Less: accumulated depreciation	(2,376.1)	(2,334.5)
Property and equipment, net	$875.6	$955.5
Property and equipment, net includes finance lease right-of-use ("ROU") assets, which are reflected in the table above based on their nature.
Depreciation expense was $55.2 million and $110.1 million during the three-month and six-month periods ended September 30, 2023, respectively, and $49.6 million and $101.0 million during the three-month and six-month periods ended October 1, 2022, respectively, and was recorded primarily within SG&A expenses in the consolidated statements of operations.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.    Other Assets and Liabilities
Prepaid expenses and other current assets consist of the following:

	September 30, 2023	April 1, 2023
	(millions)
Other taxes receivable	$46.1	$46.7
Non-trade receivables	27.2	30.7
Prepaid software maintenance	23.3	18.5
Prepaid advertising and marketing	22.7	10.4
Derivative financial instruments	13.5	1.7
Inventory return asset	12.3	10.5
Prepaid occupancy expense	11.8	5.8
Prepaid insurance	7.0	4.1
Cloud computing arrangement implementation costs	6.9	6.2
Prepaid logistic services	6.3	6.5
Tenant allowances receivable	3.4	3.9
Other prepaid expenses and current assets	40.7	43.7
Total prepaid expenses and other current assets	$221.2	$188.7
Other non-current assets consist of the following:

	September 30, 2023	April 1, 2023
	(millions)
Derivative financial instruments	$41.8	$42.8
Security deposits	31.7	33.0
Cloud computing arrangement implementation costs	15.1	10.1
Equity method and other investments	9.7	10.6
Deferred rent assets	6.6	6.8
Restricted cash	5.4	6.1
Other non-current assets	26.6	23.6
Total other non-current assets	$136.9	$133.0

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accrued expenses and other current liabilities consist of the following:

	September 30, 2023	April 1, 2023
	(millions)
Accrued inventory	$239.3	$212.3
Accrued operating expenses	193.5	194.4
Accrued payroll and benefits	164.0	198.1
Other taxes payable	65.2	32.8
Dividends payable	48.5	49.2
Restructuring reserve	36.9	20.8
Accrued capital expenditures	31.5	37.2
Finance lease obligations	18.6	20.3
Deferred income	15.1	14.0
Other accrued expenses and current liabilities	10.5	16.4
Total accrued expenses and other current liabilities	$823.1	$795.5
Other non-current liabilities consist of the following:

	September 30, 2023	April 1, 2023
	(millions)
Deferred lease incentives and obligations	$42.4	$43.2
Deferred tax liabilities	15.7	7.2
Accrued benefits and deferred compensation	15.2	12.4
Restructuring reserve	5.1	0.1
Other non-current liabilities	36.8	38.0
Total other non-current liabilities	$115.2	$100.9
7.    Restructuring and Other Charges, Net
A description of significant restructuring and other activities and their related costs is provided below.
Fiscal 2024 Restructuring Activities
During the three-month and six-month periods ended September 30, 2023, the Company recorded $6.8 million and $37.3 million, respectively, of cash-related restructuring charges, primarily associated with severance and benefit costs. As of September 30, 2023, the remaining restructuring liability related to these charges was $30.5 million, reflecting cash payments of $6.8 million made during the six months ended September 30, 2023.
Fiscal 2023 Restructuring Activities
The Company recorded total restructuring charges of $4.9 million and $5.6 million during the three-month and six-month periods ended October 1, 2022, respectively, related to its restructuring plan initiated during its fiscal year ended March 27, 2021 (the "Fiscal 2021 Strategic Realignment Plan"). Total restructuring charges included cash-related charges of $1.4 million and $2.1 million during the three-month and six-month periods ended October 1, 2022, respectively, and non-cash charges of $3.5 million during both the three-month and six-month periods ended October 1, 2022.
In addition to these charges, the Company recognized $2.0 million and $3.5 million of income within restructuring and other charges, net in the consolidated statements of operations during the second quarters of Fiscal 2024 and Fiscal 2023, respectively, related to consideration received from Regent, L.P. in connection with the Company's previously sold Club Monaco business.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Actions associated with the Fiscal 2021 Strategic Realignment Plan are complete and no additional charges are expected to be incurred in connection with this plan. As of September 30, 2023 and April 1, 2023, the remaining restructuring liability related to this plan was $11.5 million and $20.7 million, respectively, reflecting $8.9 million of cash payments and $0.3 million of non-cash adjustments made during the six months ended September 30, 2023.
Refer to Note 9 of the Fiscal 2023 10-K for additional discussion regarding the Fiscal 2021 Strategic Realignment Plan.
Other Charges
The Company recorded other charges of $4.5 million and $9.6 million during the three-month and six-month periods ended September 30, 2023, respectively, and $5.7 million and $10.6 million during the three-month and six-month periods ended October 1, 2022, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired.
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
Effective Tax Rate
The Company's effective tax rate, which is calculated by dividing each fiscal period's income tax provision by pretax income, was 11.2% and 17.0% during the three-month and six-month periods ended September 30, 2023, respectively, and 24.8% and 24.4% during the three-month and six-month periods ended October 1, 2022, respectively. The effective tax rates for the three-month and six-month periods ended September 30, 2023 were lower than the U.S. federal statutory income tax rate of 21% primarily due to favorable adjustments related to the revaluation of deferred tax assets arising from Swiss tax reform and favorable deferred tax adjustments related to the European Union's anti-tax avoidance directive. The lower effective tax rates were also driven by favorable remeasurements of net deferred tax assets as a result of recently enacted changes in tax legislation. The effective tax rates for the three-month and six-month periods ended October 1, 2022 were higher than the U.S. federal statutory income tax rate of 21% primarily due to state taxes and the unfavorable impact of certain audit related adjustments, partially offset by the favorable tax impact of earnings generated in lower taxed foreign jurisdictions versus the U.S.
Uncertain Income Tax Benefits
The Company classifies interest and penalties related to unrecognized tax benefits as part of its income tax provision. The total amount of unrecognized tax benefits, including interest and penalties, was $100.7 million and $93.8 million as of September 30, 2023 and April 1, 2023, respectively, and was included within the non-current liability for unrecognized tax benefits in the consolidated balance sheets.
The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $63.1 million and $59.6 million as of September 30, 2023 and April 1, 2023, respectively.
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
9.    Debt
Debt consists of the following:

	September 30, 2023	April 1, 2023
	(millions)
$400 million 3.750% Senior Notes(a)	$398.7	$398.4
$750 million 2.950% Senior Notes(b)	740.8	740.1
Total long-term debt	$1,139.5	$1,138.5

(a)The carrying value of the 3.750% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $1.3 million and $1.6 million as of September 30, 2023 and April 1, 2023, respectively.
(b)The carrying value of the 2.950% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $9.2 million and $9.9 million as of September 30, 2023 and April 1, 2023, respectively.
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
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility (as defined below). Accordingly, the Company does not expect combined borrowings outstanding under the Commercial Paper Program and Global Credit Facility to exceed $750 million. Commercial Paper Program borrowings may be used to support the Company's general working capital and corporate needs. Maturities of commercial paper notes vary, but cannot exceed 397 days from the date of issuance. Commercial paper notes issued under the Commercial Paper Program rank equally in seniority with the Company's other forms of unsecured indebtedness. As of both September 30, 2023 and April 1, 2023, there were no borrowings outstanding under the Commercial Paper Program.
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
Borrowings under the Global Credit Facility bear interest at a rate per annum equal to, at the Company's option, either (a) an alternate base rate or (b) an adjusted term Secured Overnight Financing Rate ("SOFR") rate or the applicable currency in which the loans are made (the "Term Benchmark Rate") plus an applicable margin. The applicable margin for Term Benchmark Rate loans will be adjusted by reference to a grid (the "Pricing Grid"), which is included in the definition of "Applicable Rate" within the Global Credit Facility agreement and is based on ratings for the Company's senior, unsecured long-term indebtedness provided by established ratings agencies. In addition to paying interest on any outstanding borrowings under the Global Credit Facility, the Company is required to pay a commitment fee, calculated at a rate per annum determined in accordance with the Pricing Grid, on the average daily unused amount of the Facility, payable quarterly in arrears, and certain fees with respect to Letters of Credit that are issued. The current commitment fee rate of 8 basis points is subject to adjustment based on the Company's credit ratings. As of September 30, 2023, there were no borrowings outstanding under the Global Credit Facility, nor were there any borrowings outstanding as of April 1, 2023 under the Company's previous facility. However, the Company was contingently liable for $11.8 million and $11.9 million of outstanding letters of credit as of September 30, 2023 and April 1, 2023, respectively.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Upon the occurrence of an Event of Default under the Global Credit Facility, the lenders may cease making loans, terminate the Global Credit Facility, and declare all amounts outstanding to be immediately due and payable. The Global Credit Facility specifies various events of default (many of which are subject to applicable grace periods), including, among others, the failure to make timely principal, interest, and fee payments or to satisfy the covenants, including the financial covenant described above. Additionally, the Global Credit Facility provides that an Event of Default will occur if Mr. Ralph Lauren, the Company's Executive Chairman and Chief Creative Officer, and entities controlled by the Lauren family fail to maintain a specified minimum percentage of the voting power of the Company's common stock. As of September 30, 2023, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company's Global Credit Facility.
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
•South Korea Credit Facility — provides Ralph Lauren (Korea) Ltd. with a revolving line of credit of up to 30 billion South Korean Won (approximately $22 million) through October 25, 2024.
•Japan Overdraft Facility — provides Ralph Lauren Corporation Japan with an overdraft amount of up to 5 billion Japanese Yen (approximately $34 million) through April 30, 2024.
As of both September 30, 2023 and April 1, 2023, there were no borrowings outstanding under the Pan-Asia Borrowing Facilities.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the Company's financial assets and liabilities that are measured and recorded at fair value on a recurring basis, excluding accrued interest components:

	September 30, 2023	April 1, 2023
	(millions)
Derivative assets(a)	$55.3	$44.5
Derivative liabilities(a)	0.3	5.7

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
The following table summarizes the carrying values and the estimated fair values of the Company's debt instruments:

	September 30, 2023		April 1, 2023
	Carrying Value(a)	Fair Value(b)	Carrying Value(a)	Fair Value(b)
	(millions)
$400 million 3.750% Senior Notes	$398.7	$385.6	$398.4	$393.6
$750 million 2.950% Senior Notes	740.8	641.6	740.1	677.1

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
During both the three-month and six-month periods ended October 1, 2022, the Company recorded impairment charges of $0.2 million within SG&A expenses in the consolidated statements of operations to reduce the carrying values of certain property and equipment, net to their estimated fair values of zero. The fair values of these assets were determined based on Level 3 measurements, the related inputs of which included estimates of the amount and timing of the assets' net future discounted cash flows, based on historical experience and consideration of current trends, market conditions, and comparable sales, as applicable. No impairment charges were recorded during the three-month and six-month periods ended September 30, 2023.
No impairment charges associated with goodwill or other intangible assets were recorded during either of the six-month periods ended September 30, 2023 or October 1, 2022. The Company performed its annual assessment of the recoverability of goodwill assigned to its reporting units using a quantitative approach as of the beginning of the second quarter of Fiscal 2024. The estimated fair values of the Company's reporting units were determined with the assistance of an independent third-party valuation firm using discounted cash flows and market comparisons. Based on the results of the quantitative impairment assessment, the Company concluded that the fair values of its reporting units significantly exceeded their respective carrying values and were not at risk of impairment. Accordingly, no goodwill impairment charges were recorded.
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
The following table summarizes the Company's outstanding derivative instruments recorded on its consolidated balance sheets as of September 30, 2023 and April 1, 2023:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	September 30, 2023	April 1, 2023	September 30, 2023		April 1, 2023		September 30, 2023		April 1, 2023
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Cash flow hedges	$281.7	$345.1	PP	$12.0	PP	$1.4		$—	AE	$5.0
Net investment hedges(c)	700.0	700.0	ONCA	41.8	ONCA	42.8		—		—
Total Designated Hedges	981.7	1,045.1		53.8		44.2		—		5.0
Undesignated Hedges:
FC — Undesignated hedges(d)	211.4	164.8	PP	1.5	PP	0.3	AE	0.3	AE	0.7
Total Hedges	$1,193.1	$1,209.9		$55.3		$44.5		$0.3		$5.7

(a)FC = Forward foreign currency exchange contracts.
(b)PP = Prepaid expenses and other current assets; AE = Accrued expenses and other current liabilities; ONCA = Other non-current assets.
(c)Includes cross-currency swaps designated as hedges of the Company's net investment in certain foreign operations.
(d)Relates to third-party and intercompany foreign currency-denominated exposures and balances.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company presents the fair values of its derivative assets and liabilities recorded on its consolidated balance sheets on a gross basis, even when they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its derivative instruments on a net basis in accordance with the terms of each of its master netting arrangements, spread across eight separate counterparties, the amounts presented in the consolidated balance sheets as of September 30, 2023 and April 1, 2023 would be adjusted from the current gross presentation as detailed in the following table:

	September 30, 2023			April 1, 2023
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount
	(millions)
Derivative assets	$55.3	$(0.3)	$55.0	$44.5	$(4.5)	$40.0
Derivative liabilities	0.3	(0.3)	—	5.7	(4.5)	1.2
The Company's master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties. See Note 3 for further discussion of the Company's master netting arrangements.
The following tables summarize the pretax impact of gains and losses from the Company's designated derivative instruments on its consolidated financial statements for the three-month and six-month periods ended September 30, 2023 and October 1, 2022:

	Gains (Losses) Recognized in OCI
	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
	(millions)
Designated Hedges:
FC — Cash flow hedges	$10.7	$12.2	$16.6	$28.5
Net investment hedges — effective portion	20.1	36.0	17.1	75.7
Net investment hedges — portion excluded from assessment of hedge effectiveness	(8.4)	(0.4)	(18.2)	11.4
Total Designated Hedges	$22.4	$47.8	$15.5	$115.6

	Location and Amount of Gains (Losses) from Cash Flow Hedges Reclassified from AOCI to Earnings
	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
	Cost of goods sold	Cost of goods sold	Cost of goods sold	Cost of goods sold
	(millions)
Total amounts presented in the consolidated statements of operations in which the effects of related cash flow hedges are recorded	$(562.9)	$(556.8)	$(1,027.4)	$(1,046.0)
Effects of cash flow hedging:
FC — Cash flow hedges	1.3	3.7	6.2	6.5

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Gains (Losses) from Net Investment Hedges Recognized in Earnings				Location of Gains (Losses) Recognized in Earnings
	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
	(millions)
Net Investment Hedges:
Net investment hedges — portion excluded from assessment of hedge effectiveness(a)	$3.1	$3.3	$6.2	$6.5	Interest expense
Total Net Investment Hedges	$3.1	$3.3	$6.2	$6.5

(a)Amounts recognized in other comprehensive income (loss) ("OCI") relating to the effective portion of the Company's net investment hedges would be recognized in earnings only upon the sale or liquidation of the hedged net investment.
As of September 30, 2023, it is estimated that $14.5 million of pretax net gains on both outstanding and matured derivative instruments designated and qualifying as cash flow hedges deferred in AOCI will be recognized in earnings over the next twelve months. Amounts ultimately recognized in earnings will depend on exchange rates in effect when outstanding derivative instruments are settled.
The following table summarizes the pretax impact of gains and losses from the Company's undesignated derivative instruments on its consolidated financial statements for the three-month and six-month periods ended September 30, 2023 and October 1, 2022:

	Gains (Losses) Recognized in Earnings				Location of Gains (Losses) Recognized in Earnings
	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
	(millions)
Undesignated Hedges:
FC — Undesignated hedges	$6.4	$13.1	$9.9	$24.6	Other income (expense), net
Total Undesignated Hedges	$6.4	$13.1	$9.9	$24.6
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Investments
The Company's short-term investments as of September 30, 2023 and April 1, 2023 were $85.1 million and $36.4 million, respectively, and consisted of time deposits.
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
13.    Equity
Common Stock Repurchase Program
A summary of the Company's repurchases of Class A common stock under its common stock repurchase program is as follows:

	Six Months Ended
	September 30, 2023	October 1, 2022
	(millions)
Cost of shares repurchased(a)	$175.0	$383.9
Number of shares repurchased	1.5	4.1

(a)Excludes excise tax of $1.0 million incurred during the six months ended September 30, 2023. See Note 8 for further discussion regarding excise tax on share repurchases made after December 31, 2022.
On February 2, 2022, the Company's Board of Directors approved an expansion of the Company's existing common stock repurchase program that allows it to repurchase up to an additional $1.500 billion of its Class A common stock, excluding related excise taxes. As of September 30, 2023, the remaining availability under the Company's Class A common stock repurchase program was approximately $1.000 billion. Repurchases of shares of the Company's Class A common stock are subject to overall business and market conditions.
In addition, during the six-month periods ended September 30, 2023 and October 1, 2022, 0.4 million and 0.3 million shares of the Company's Class A common stock, at a cost of $50.7 million and $33.4 million, respectively, were surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards under its long-term stock incentive plans.
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dividends
The Company has generally maintained a regular quarterly cash dividend program on its common stock since 2003.
On May 18, 2022, the Company's Board of Directors approved an increase to the Company's quarterly cash dividend on its common stock from $0.6875 to $0.75 per share. The second quarter Fiscal 2024 dividend of $0.75 per share was declared on September 15, 2023, was payable to shareholders of record at the close of business on September 29, 2023, and was paid on October 13, 2023.
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
14.    Accumulated Other Comprehensive Income (Loss)
The following table presents OCI activity, net of tax, accumulated in equity:

	Foreign Currency Translation Gains (Losses)(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges(b)	Net Unrealized Gains (Losses) on Defined Benefit Plans(c)	Total Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at April 1, 2023	$(203.8)	$4.1	$3.7	$(196.0)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(75.6)	14.3	(0.1)	(61.4)
Amounts reclassified from AOCI to earnings	—	(5.3)	(0.1)	(5.4)
Other comprehensive income (loss), net of tax	(75.6)	9.0	(0.2)	(66.8)
Balance at September 30, 2023	$(279.4)	$13.1	$3.5	$(262.8)

Balance at April 2, 2022	$(189.7)	$9.0	$0.4	$(180.3)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(95.8)	24.6	—	(71.2)
Amounts reclassified from AOCI to earnings	—	(5.7)	(0.1)	(5.8)
Other comprehensive income (loss), net of tax	(95.8)	18.9	(0.1)	(77.0)
Balance at October 1, 2022	$(285.5)	$27.9	$0.3	$(257.3)

(a)OCI before reclassifications to earnings related to foreign currency translation gains (losses) includes income tax provisions of $2.9 million and $30.1 million for the six-month periods ended September 30, 2023 and October 1, 2022, respectively. OCI before reclassifications to earnings for the six-month periods ended September 30, 2023 and October 1, 2022 includes losses of $0.8 million (net of a $0.3 million income tax benefit) and gains of $66.0 million (net of a $21.1 million income tax provision), respectively, related to changes in the fair values of instruments designated as hedges of the Company's net investment in certain foreign operations (see Note 11).
(b)OCI before reclassifications to earnings related to net unrealized gains (losses) on cash flow hedges are presented net of income tax provisions of $2.3 million and $3.9 million for the six-month periods ended September 30, 2023 and October 1, 2022, respectively. The tax effects on amounts reclassified from AOCI to earnings are presented in a table below.
(c)Activity is presented net of taxes, which were immaterial for both periods presented.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents reclassifications from AOCI to earnings for cash flow hedges, by component:

	Three Months Ended		Six Months Ended		Location of Gains (Losses) Reclassified from AOCI to Earnings
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
	(millions)
Gains (losses) on cash flow hedges(a):
FC — Cash flow hedges	$1.3	$3.7	$6.2	$6.5	Cost of goods sold
Tax effect	(0.3)	(0.4)	(0.9)	(0.8)	Income tax provision
Net of tax	$1.0	$3.3	$5.3	$5.7

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
Impact on Results
A summary of total stock-based compensation expense and the related income tax benefits recognized during the three-month and six-month periods ended September 30, 2023 and October 1, 2022 is as follows:

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
	(millions)
Compensation expense	$29.3	$22.5	$50.7	$40.7
Income tax benefit	(4.7)	(3.8)	(8.0)	(6.6)
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
Service-based RSUs
The fair values of service-based RSUs granted to certain of the Company's senior executives and other employees, as well as non-employee directors, are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue to the holder while outstanding and unvested. The weighted-average grant date fair values of service-based RSU awards granted were $114.69 and $92.07 per share during the six-month periods ended September 30, 2023 and October 1, 2022, respectively.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of service-based RSU activity during the six months ended September 30, 2023 is as follows:

Number of Service-based RSUs
(thousands)
Unvested at April 1, 2023	1,585
Granted	538
Vested	(985)
Forfeited	(33)
Unvested at September 30, 2023	1,105
Performance-based RSUs
The fair values of the Company's performance-based RSUs granted to its senior executives and other key employees are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue to the holder while outstanding and unvested. The weighted-average grant date fair values of performance-based RSU awards granted were $114.86 and $92.45 per share during the six-month periods ended September 30, 2023 and October 1, 2022, respectively.
Market-based RSUs
The Company grants market-based RSUs, which are based on total shareholder return ("TSR") performance, to its senior executives and other key employees. The Company estimates the fair value of its TSR awards on the date of grant using a Monte Carlo simulation, which models multiple stock price paths of the Company's Class A common stock and that of its peer group to evaluate and determine its ultimate expected relative TSR performance ranking. Compensation expense, net of estimated forfeitures, is recorded regardless of whether, and the extent to which, the market condition is ultimately satisfied. The weighted-average grant date fair values of market-based RSUs granted were $147.19 and $124.62 per share during the six-month periods ended September 30, 2023 and October 1, 2022, respectively. The assumptions used to estimate the fair value of TSR awards granted during the six-month periods ended September 30, 2023 and October 1, 2022 were as follows:

	Six Months Ended
	September 30, 2023	October 1, 2022
Expected volatility	38.4%	49.9%
Expected dividend yield	2.5%	3.0%
Risk-free interest rate	4.6%	3.1%
A summary of performance-based RSU activity including TSR awards during the six months ended September 30, 2023 is as follows:

Number of Performance-based RSUs
(thousands)
Unvested at April 1, 2023	469
Granted	217
Change due to performance and/or market condition achievement	—
Vested	—
Forfeited	(1)
Unvested at September 30, 2023	685

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
Net revenues for each of the Company's segments are as follows:

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
	(millions)
Net revenues:
North America	$717.8	$726.6	$1,349.5	$1,427.3
Europe	526.8	493.5	977.3	909.1
Asia	348.4	316.4	725.9	650.5
Other non-reportable segments	40.0	43.4	76.8	83.6
Total net revenues	$1,633.0	$1,579.9	$3,129.5	$3,070.5

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Operating income for each of the Company's segments is as follows:

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
	(millions)
Operating income:
North America	$110.2	$127.1	$235.5	$259.9
Europe	132.4	134.6	229.6	207.8
Asia	68.4	65.7	161.7	144.4
Other non-reportable segments	34.1	40.0	67.9	77.2
	345.1	367.4	694.7	689.3
Unallocated corporate expenses	(171.3)	(153.8)	(318.9)	(294.9)
Unallocated restructuring and other charges, net(a)	(9.3)	(6.9)	(44.9)	(12.5)
Total operating income	$164.5	$206.7	$330.9	$381.9

(a)The three-month and six-month periods ended September 30, 2023 and October 1, 2022 included certain unallocated restructuring and other charges, net (see Note 7), which are detailed below:

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
	(millions)
Unallocated restructuring and other charges, net:
North America-related	$(1.6)	$—	$(5.5)	$—
Europe-related	0.7	—	(0.7)	1.1
Asia-related	(2.1)	—	(3.5)	0.2
Corporate operations-related	(1.8)	(1.2)	(25.6)	(3.2)
Unallocated restructuring charges	(4.8)	(1.2)	(35.3)	(1.9)
Other charges (see Note 7)	(4.5)	(5.7)	(9.6)	(10.6)
Total unallocated restructuring and other charges, net	$(9.3)	$(6.9)	$(44.9)	$(12.5)
Depreciation and amortization expense for the Company's segments is as follows:

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
	(millions)
Depreciation and amortization expense:
North America	$20.1	$18.0	$40.4	$36.2
Europe	9.3	7.3	18.1	15.1
Asia	13.4	11.5	26.7	23.6
Unallocated corporate	15.7	16.5	31.6	33.2
Total depreciation and amortization expense	$58.5	$53.3	$116.8	$108.1

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net revenues by geographic location of the reporting subsidiary are as follows:

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
	(millions)
Net revenues(a):
The Americas(b)	$763.3	$777.0	$1,439.9	$1,523.2
Europe(c)	521.3	486.4	963.7	896.8
Asia(d)	348.4	316.5	725.9	650.5
Total net revenues	$1,633.0	$1,579.9	$3,129.5	$3,070.5

(a)Net revenues for certain of the Company's licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.
(b)Includes the U.S., Canada, and Latin America. Net revenues earned in the U.S. during the three-month and six-month periods ended September 30, 2023 were $726.7 million and $1.370 billion, respectively, and $737.3 million and $1.449 billion during the three-month and six-month periods ended October 1, 2022, respectively.
(c)Includes the Middle East.
(d)Includes Australia and New Zealand.
17.    Additional Financial Information
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
A reconciliation of cash, cash equivalents, and restricted cash as of September 30, 2023 and April 1, 2023 from the consolidated balance sheets to the consolidated statements of cash flows is as follows:

	September 30, 2023	April 1, 2023
	(millions)
Cash and cash equivalents	$1,381.8	$1,529.3
Restricted cash included within prepaid expenses and other current assets	1.4	1.5
Restricted cash included within other non-current assets	5.4	6.1
Total cash, cash equivalents, and restricted cash	$1,388.6	$1,536.9
Restricted cash relates to cash held in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters and real estate leases.
Cash Paid for Interest and Taxes
Cash paid for interest and income taxes is as follows:

	Six Months Ended
	September 30, 2023	October 1, 2022
	(millions)
Cash paid for interest	$17.4	$22.1
Cash paid for income taxes, net of refunds	92.6	55.9

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash Paid for Leases
The following table summarizes certain cash flow information related to the Company's leases:

	Six Months Ended
	September 30, 2023	October 1, 2022
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$145.4	$169.1
Operating cash flows for finance leases	5.0	5.7
Financing cash flows for finance leases	11.2	10.8
Non-cash Transactions
Operating lease ROU assets recorded in connection with the recognition of new lease liabilities was $84.8 million and $135.0 million for the six-month periods ended September 30, 2023 and October 1, 2022, respectively. Finance lease ROU assets recorded in connection with the recognition of new lease liabilities was $0.5 million for the six-month period ended September 30, 2023. No finance lease ROU assets were recorded in connection with the recognition of new lease liabilities during the six-month period ended October 1, 2022. Additionally, $27.1 million of finance lease ROU assets were reclassified and reflected as operating lease ROU assets as a result of certain lease amendments executed during the six-month period ended September 30, 2023.
Non-cash investing activities also included capital expenditures incurred but not yet paid of $31.5 million and $31.2 million for the six-month periods ended September 30, 2023 and October 1, 2022, respectively.
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
•the impact of economic, political, and other conditions on us, our customers, suppliers, vendors, and lenders, including potential business disruptions related to the Russia-Ukraine and Israel-Hamas wars, civil and political unrest, diplomatic tensions between the U.S. and other countries, rising interest rates, and bank failures, among other factors described herein;
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
In this Form 10-Q, references to "Ralph Lauren," "ourselves," "we," "our," "us," and the "Company" refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the Saturday immediately before or after March 31. As such, fiscal year 2024 will end on March 30, 2024 and will be a 52-week period ("Fiscal 2024"). Fiscal year 2023 ended on April 1, 2023 and was also a 52-week period ("Fiscal 2023"). The second quarter of Fiscal 2024 ended on September 30, 2023 and was a 13-week period. The second quarter of Fiscal 2023 ended on October 1, 2022 and was also a 13-week period.
INTRODUCTION
Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and notes thereto to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:
•Overview.    This section provides a general description of our business, global economic conditions and industry trends, and a summary of our financial performance for the three-month and six-month periods ended September 30, 2023. In addition, this section includes a discussion of transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.
•Results of operations.    This section provides an analysis of our results of operations for the three-month and six-month periods ended September 30, 2023 as compared to the three-month and six-month periods ended October 1, 2022.
•Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of September 30, 2023, which includes (i) an analysis of our financial condition as compared to the prior fiscal year-end; (ii) an analysis of changes in our cash flows for the six months ended September 30, 2023 as compared to the six months ended October 1, 2022; (iii) an analysis of our liquidity, including the availability under our commercial paper borrowing program and credit facilities, our supplier finance program, our outstanding debt and covenant compliance, common stock repurchases, and payments of dividends; and (iv) a description of any material changes in our material cash requirements since April 1, 2023.
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
Our business is typically affected by seasonal trends, with higher levels of retail sales in our second and third fiscal quarters and higher wholesale sales in our second and fourth fiscal quarters. These trends result primarily from the timing of key vacation travel, back-to-school, and holiday shopping periods impacting our retail business and timing of seasonal wholesale shipments. As a result of changes in our business, consumer spending patterns, and the macroeconomic environment, including those resulting from pandemic diseases and other catastrophic events, historical quarterly operating trends and working capital requirements may not be indicative of our future performance. In addition, fluctuations in sales, operating income (loss), and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, our operating results and cash flows for the three-month and six-month periods ended September 30, 2023 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2024.

Global Economic Conditions and Industry Trends
The global economy and retail industry are impacted by many different factors. Changes in economic conditions, most notably inflationary pressures (including increases in the cost of raw materials, transportation, and salaries & benefits), rising interest rates, significant foreign currency volatility, bank failures, and concerns of a potential recession, continue to impact consumer discretionary income levels, spending, and sentiment in the U.S. and beyond. In response to such pressures, as well as in an effort to reduce elevated inventory levels, many retailers (particularly in the U.S.) have become increasingly more promotional in an attempt to offset traffic declines and increase conversion. Certain other worldwide events and factors, such as international trade relations, new legislation and regulations, taxation or monetary policy changes, political and civil unrest, and growing diplomatic tensions, among other factors, have also adversely impacted the global economy. The continuation of these trends could have a material adverse effect on our business or operating results.
The global economy has also been negatively impacted by ongoing military conflicts taking place in various parts of the world, most notably the Russia-Ukraine and Israel-Hamas wars. Although our voluntary decision to suspend operations in Russia has not resulted in a material impact to our consolidated financial statements and our ongoing operations in Israel are also not material, our business has been, and may continue to be, impacted by the broader macroeconomic implications resulting from these and other military conflicts, including inflationary pressures, unfavorable foreign currency exchange rates, increases in energy prices, food shortages, and volatility in financial markets, among other factors, which have adversely impacted consumer sentiment and confidence. It is not clear at this time how long these conflicts will endure, or if they will escalate further with additional countries declaring war against each other, which could further amplify the impacts of the various macroeconomic factors described above and potentially result in a global recession.
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
Summary of Financial Performance
Operating Results
During the three months ended September 30, 2023, we reported net revenues of $1.633 billion, net income of $146.9 million, and net income per diluted share of $2.19, as compared to net revenues of $1.580 billion, net income of $150.5 million, and net income per diluted share of $2.18 during the three months ended October 1, 2022. During the six months ended September 30, 2023, we reported net revenues of $3.130 billion, net income of $279.0 million, and net income per diluted share of $4.15, as compared to net revenues of $3.070 billion, net income of $273.9 million, and net income per diluted share of $3.90 during the six months ended October 1, 2022. The comparability of our operating results has been affected by net restructuring-related charges and certain other benefits (charges), as well as non-recurring income tax events. We also continue to experience varying degrees of business disruptions resulting from the current macroeconomic environment, including ongoing inflationary pressures, the war in Ukraine, and foreign currency volatility.
Our operating performance for the three-month and six-month periods ended September 30, 2023 reflected revenue increases of 3.4% and 1.9%, respectively, on a reported basis and 1.7% and 1.4% on a constant currency basis, as defined within "Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition" below. Net revenue growth was led by Asia, which more than offset the decline in North America.

Our gross profit as a percentage of net revenues increased by 70 basis points to 65.5% during the three months ended September 30, 2023 and by 130 basis points to 67.2% during the six months ended September 30, 2023, primarily driven by lower freight costs, favorable geographic and channel mix, and higher pricing, partially offset by higher product costs. The six months ended September 30, 2023 was also favorably impacted by lower non-routine inventory charges.
Selling, general, and administrative ("SG&A") expenses as a percentage of net revenues during the three months ended September 30, 2023 increased by 370 basis points to 54.9% and by 210 basis points to 55.2% during the six months ended September 30, 2023, primarily driven by higher compensation-related expenses and rent and occupancy costs. The three months ended September 30, 2023 also reflected higher marketing and advertising expenses resulting from a shift in timing of certain marketing investments.
Net income decreased by $3.6 million to $146.9 million during the three months ended September 30, 2023 as compared to the three months ended October 1, 2022, primarily due to a $42.2 million decline in our operating income, partially offset by a $31.0 million decrease in our income tax provision largely due to a one-time tax benefit, as well as a $7.6 million increase in non-operating income, net. Net income per diluted share increased by $0.01 to $2.19 per share during the three months ended October 1, 2022 primarily driven by lower weighted-average diluted shares outstanding. Net income increased by $5.1 million to $279.0 million during the six months ended September 30, 2023 as compared to the six months ended October 1, 2022, primarily due to a $31.3 million decrease in our income tax provision largely due to a one-time tax benefit, as well as a $24.8 million increase in non-operating income, net, partially offset by a $51.0 million decline in our operating income. Net income per diluted share increased by $0.25 to $4.15 per share during the six months ended September 30, 2023 primarily driven by lower weighted-average diluted shares outstanding.
Our operating results during each of the three-month periods ended September 30, 2023 and October 1, 2022, were negatively impacted by net restructuring-related charges and certain other charges (benefits) totaling $7.2 million and $4.7 million, respectively, which had an after-tax effect of reducing net income by $5.8 million, or $0.09 per diluted share, and $3.5 million, or $0.05 per diluted share, respectively. During the six-month periods ended September 30, 2023 and October 1, 2022, our operating results were negatively impacted by net restructuring-related charges and certain other charges (benefits) totaling $40.9 million and $19.5 million, respectively, which had an after-tax effect of reducing net income by $31.7 million, or $0.46 per diluted share, and $14.7 million, or $0.21 per diluted share, respectively. Net income during both the three-month and six-month periods ended September 30, 2023 also reflected an income tax benefit of $11.8 million, or $0.18 and $0.17 per diluted share, respectively, recorded in connection with non-recurring income tax events.
Financial Condition and Liquidity
We ended the second quarter of Fiscal 2024 in a net cash and short-term investments position (calculated as cash and cash equivalents, plus short-term investments, less total debt) of $327.4 million, as compared to $427.2 million as of the end of Fiscal 2023. The decrease in our net cash and short-term investments position was primarily due to our use of cash to support Class A common stock repurchases of $225.7 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to make dividend payments of $98.2 million, and to invest in our business through $82.4 million in capital expenditures, partially offset by our operating cash flows of $343.6 million.
Net cash provided by operating activities was $343.6 million during the six months ended September 30, 2023, as compared to $1.9 million during the six months ended October 1, 2022. The net increase in cash provided by operating activities was due to a net favorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period, partially offset by a decline in net income before non-cash charges.
Our equity decreased to $2.369 billion as of September 30, 2023 compared to $2.431 billion as of April 1, 2023 due to our share repurchase activity and dividends declared during the six months ended September 30, 2023, partially offset by our comprehensive income and the net impact of stock-based compensation arrangements.

Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition
The comparability of our operating results for the three-month and six-month periods ended September 30, 2023 and October 1, 2022 has been affected by certain events, including:
•pretax charges incurred in connection with our restructuring activities, as well as certain other benefits (charges), as summarized below (references to "Notes" are to the notes to the accompanying consolidated financial statements):

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
	(millions)
Restructuring and other charges, net (see Note 7)	$(9.3)	$(6.9)	$(44.9)	$(12.5)
Non-routine inventory benefits (charges)(a)	1.8	2.4	3.6	(9.2)
Impairment of assets(b)	—	(0.2)	—	(0.2)
Non-routine bad debt expense reversals(c)	0.3	—	0.4	2.4
Total charges	$(7.2)	$(4.7)	$(40.9)	$(19.5)

(a)Non-routine inventory benefits (charges) are recorded within cost of goods sold in the consolidated statements of operations. The benefits recorded during the three-month periods ended September 30, 2023 and October 1, 2022 primarily related to reversals of amounts previously recognized in connection with delays in U.S. customs shipment reviews and approvals and the COVID-19 pandemic, respectively. The benefits recorded during the six-month period ended September 30, 2023 primarily related to reversals of amounts previously recognized in connection with delays in U.S. customs shipment reviews and approvals (approximately $3 million) and the COVID-19 pandemic (approximately $1 million). During the six-month period ended October 1, 2022, the net charges recorded primarily related to the Russia-Ukraine war (approximately $10 million), partially offset by reversal of amounts previously recognized in connection with the COVID-19 pandemic (approximately $1 million).
(b)Impairment of assets are recorded within SG&A expenses in the consolidated statements of operations. The impairment recorded during the three-month and six-month periods ended October 1, 2022 related to the write-down of certain long-lived assets in connection with our restructuring plans.
(c)Non-routine bad debt expense reversals are recorded within SG&A expenses in the consolidated statements of operations. The reversals recorded during the three-month and six-month periods ended September 30, 2023 and October 1, 2022 primarily related to charges previously recognized in connection with the Russia-Ukraine war.
•a one-time tax benefit of $11.8 million recorded within our income tax provision during the second quarter of Fiscal 2024 in connection with Swiss tax reform and the European Union's anti-tax avoidance directive, which decreased our effective tax rate by 710 basis points and 350 basis points during the three-month and six-month periods ended September 30, 2023, respectively. See Note 8 to the accompanying consolidated financial statements for further discussion.
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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2023 Compared to Three Months Ended October 1, 2022
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	September 30, 2023	October 1, 2022	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$1,633.0	$1,579.9	$53.1	3.4%
Cost of goods sold	(562.9)	(556.8)	(6.1)	1.1%
Gross profit	1,070.1	1,023.1	47.0	4.6%
Gross profit as % of net revenues	65.5%	64.8%		70 bps
Selling, general, and administrative expenses	(896.3)	(809.5)	(86.8)	10.7%
SG&A expenses as % of net revenues	54.9%	51.2%		370 bps
Restructuring and other charges, net	(9.3)	(6.9)	(2.4)	34.3%
Operating income	164.5	206.7	(42.2)	(20.4%)
Operating income as % of net revenues	10.1%	13.1%		(300 bps)
Interest expense	(10.0)	(9.5)	(0.5)	5.0%
Interest income	15.8	6.6	9.2	138.8%
Other expense, net	(4.8)	(3.7)	(1.1)	30.7%
Income before income taxes	165.5	200.1	(34.6)	(17.3%)
Income tax provision	(18.6)	(49.6)	31.0	(62.5%)
Effective tax rate(a)	11.2%	24.8%		(1,360 bps)
Net income	$146.9	$150.5	$(3.6)	(2.4%)
Net income per common share:
Basic	$2.24	$2.21	$0.03	1.4%
Diluted	$2.19	$2.18	$0.01	0.5%

(a)Effective tax rate is calculated by dividing the income tax provision by income before income taxes.
Net Revenues.    Net revenues increased by $53.1 million, or 3.4%, to $1.633 billion during the three months ended September 30, 2023 as compared to the three months ended October 1, 2022, including favorable foreign currency effects of $27.1 million. On a constant currency basis, net revenues increased by $26.0 million, or 1.7%, driven by Asia.
The following table summarizes the percentage change in our consolidated comparable store sales for the three months ended September 30, 2023 as compared to the prior fiscal year period:

% Change
Digital commerce	8%
Brick and mortar	5%
Total comparable store sales	6%

Our global average store count increased by 38 stores and concession shops during the three months ended September 30, 2023 compared with the three months ended October 1, 2022, driven by new openings primarily in Asia. The following table details our retail store presence by segment as of the periods presented:

	September 30, 2023	October 1, 2022
Freestanding Stores:
North America	236	239
Europe	104	98
Asia	224	197
Total freestanding stores	564	534

Concession Shops:
North America	1	1
Europe	27	29
Asia	682	682
Total concession shops	710	712
Total stores	1,274	1,246
In addition to our stores, we sell products online in North America, Europe, and Asia through our various digital commerce sites, as well as through our Polo mobile apps in North America. We also sell products online through various third-party digital partner commerce sites, primarily in Asia.
Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the comparable prior fiscal year period, are provided below:

	Three Months Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	September 30, 2023	October 1, 2022	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$717.8	$726.6	$(8.8)	$(0.9)	$(7.9)	(1.2%)	(1.1%)
Europe	526.8	493.5	33.3	35.9	(2.6)	6.8%	(0.5%)
Asia	348.4	316.4	32.0	(7.9)	39.9	10.1%	12.6%
Other non-reportable segments	40.0	43.4	(3.4)	—	(3.4)	(7.9%)	(7.9%)
Total net revenues	$1,633.0	$1,579.9	$53.1	$27.1	$26.0	3.4%	1.7%
North America net revenues — Net revenues decreased by $8.8 million, or 1.2%, during the three months ended September 30, 2023 as compared to the three months ended October 1, 2022. On a constant currency basis, net revenues decreased by $7.9 million, or 1.1%.
The $8.8 million decline in North America net revenues was driven by:
•a $22.6 million decrease related to our North America wholesale business as we carefully manage sell-ins to our wholesale customers to better align with consumer demand.
This decrease was partially offset by:
•a $13.8 million increase related to our North America retail business. On a constant currency basis, net revenues increased by $14.3 million, reflecting an increase of $16.1 million in comparable store sales, partially offset by a decrease of $1.8 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our North America retail business:

% Change
Digital commerce	4%
Brick and mortar	4%
Total comparable store sales	4%
Europe net revenues — Net revenues increased by $33.3 million, or 6.8%, during the three months ended September 30, 2023 as compared to the three months ended October 1, 2022. On a constant currency basis, net revenues declined by $2.6 million, or 0.5%.
The $33.3 million increase in Europe net revenues was driven by:
•a $33.6 million increase related to our Europe retail business, inclusive of favorable foreign currency effects of $15.2 million. On a constant currency basis, net revenues increased by $18.4 million, reflecting increases of $12.8 million in comparable store sales and $5.6 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Europe retail business:

% Change
Digital commerce	14%
Brick and mortar	5%
Total comparable store sales	6%
This increase was partially offset by a $0.3 million decrease related to our Europe wholesale business largely driven by lapping the prior fiscal year period's favorable post-pandemic wholesale allowances and a shift in timing of certain shipments into the first quarter of Fiscal 2024, offset by favorable foreign currency effects of $20.7 million.
Asia net revenues — Net revenues increased by $32.0 million, or 10.1%, during the three months ended September 30, 2023 as compared to the three months ended October 1, 2022. On a constant currency basis, net revenues increased by $39.9 million, or 12.6%.
The $32.0 million increase in Asia net revenues was driven by:
•a $29.9 million increase related to our Asia retail business, inclusive of unfavorable foreign currency effects of $7.2 million. On a constant currency basis, net revenues increased by $37.1 million, reflecting increases of $20.2 million in comparable store sales and $16.9 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Asia retail business:

% Change
Digital commerce	19%
Brick and mortar	7%
Total comparable store sales	8%
•a $2.1 million increase related to our Asia wholesale business, inclusive of unfavorable foreign currency effects of $0.7 million.
Gross Profit.    Gross profit increased by $47.0 million, or 4.6%, to $1.070 billion for the three months ended September 30, 2023, including favorable foreign currency effects of $18.8 million. Gross profit as a percentage of net revenues increased to 65.5% for the three months ended September 30, 2023 from 64.8% for the three months ended October 1, 2022. The 70 basis point increase was primarily driven by lower freight costs, favorable geographic and channel mix, and higher pricing, partially offset by higher product costs.
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

Selling, General, and Administrative Expenses.    SG&A expenses include costs relating to compensation and benefits, advertising and marketing, rent and occupancy, distribution, information technology, legal, depreciation and amortization, bad debt, and other selling and administrative costs. SG&A expenses increased by $86.8 million, or 10.7%, to $896.3 million for the three months ended September 30, 2023, including unfavorable foreign currency effects of $4.9 million. SG&A expenses as a percentage of net revenues increased to 54.9% for the three months ended September 30, 2023 from 51.2% for the three months ended October 1, 2022. The 370 basis point increase was largely driven by operating deleverage as SG&A expense growth outpaced revenue growth.
The $86.8 million increase in SG&A expenses was driven by:

Three Months Ended September 30, 2023 Compared to Three Months Ended October 1, 2022
(millions)
SG&A expense category:
Compensation-related expenses	$33.7
Marketing and advertising expenses	25.1
Rent and occupancy expenses	8.5
Depreciation and amortization expense	5.3
Selling-related expenses	4.5
Other	9.7
Total increase in SG&A expenses	$86.8
Restructuring and Other Charges, Net. During the three-month periods ended September 30, 2023 and October 1, 2022, we recorded restructuring charges of $6.8 million and $4.7 million, respectively, primarily consisting of severance and benefits costs, as well as other charges of $4.5 million and $5.7 million, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired. Additionally, during the three-month periods ended September 30, 2023 and October 1, 2022, we recognized $2.0 million and $3.5 million, respectively, of income related to consideration received from Regent, L.P. ("Regent") in connection with our previously sold Club Monaco business.
Operating Income.    Operating income decreased by $42.2 million, or 20.4%, to $164.5 million for the three months ended September 30, 2023, reflecting favorable foreign currency effects of $13.9 million. Additionally, during the three-month periods ended September 30, 2023 and October 1, 2022, our operating results were negatively impacted by net restructuring-related charges and certain other charges (benefits) totaling $7.2 million and $4.7 million, respectively. Operating income as a percentage of net revenues was 10.1% for the three months ended September 30, 2023, reflecting a 300 basis point decline from the prior fiscal year period. The decline in operating income as a percentage of net revenues was primarily driven by the increase in SG&A expenses as a percentage of net revenues, partially offset by the increase in our gross margin, both as previously discussed.

Operating income and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the comparable prior fiscal year period, are provided below:

	Three Months Ended
	September 30, 2023		October 1, 2022
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$110.2	15.4%	$127.1	17.5%	$(16.9)	(210 bps)
Europe	132.4	25.1%	134.6	27.3%	(2.2)	(220 bps)
Asia	68.4	19.6%	65.7	20.8%	2.7	(120 bps)
Other non-reportable segments	34.1	85.2%	40.0	92.3%	(5.9)	(710 bps)
	345.1		367.4		(22.3)
Unallocated corporate expenses	(171.3)		(153.8)		(17.5)
Unallocated restructuring and other charges, net	(9.3)		(6.9)		(2.4)
Total operating income	$164.5	10.1%	$206.7	13.1%	$(42.2)	(300 bps)
North America operating margin declined by 210 basis points, primarily due to the net unfavorable impact of approximately 170 basis points driven by an increase in SG&A expenses as a percentage of net revenues, partially offset by an increase in gross margin. The remaining 40 basis point decline was driven by unfavorable channel mix.
Europe operating margin declined by 220 basis points, primarily due to the unfavorable impact of approximately 270 basis points largely driven by an increase in SG&A expenses as a percentage of net revenues. The overall decline in operating margin also reflected approximately 80 basis points attributable to unfavorable channel mix. These declines in operating margin were partially offset by favorable foreign currency effects of 130 basis points.
Asia operating margin declined by 120 basis points, primarily due to the net unfavorable impact of approximately 110 basis points driven by an increase in SG&A expenses as a percentage of net revenues and a decline in gross margin. The remaining 10 basis point decline was driven by unfavorable channel mix.
Unallocated corporate expenses increased by $17.5 million to $171.3 million during the three months ended September 30, 2023. The increase in unallocated corporate expenses was due to higher compensation-related expenses of $12.3 million, higher marketing and advertising expenses of $7.5 million, and higher other expenses of $1.5 million, partially offset by lower non-income tax related expenses of $3.8 million.
Unallocated restructuring and other charges, net increased by $2.4 million to $9.3 million during the three months ended September 30, 2023, as previously discussed above and in Note 7 to the accompanying consolidated financial statements.
Non-operating Income (Expense), Net. Non-operating income (expense), net is comprised of interest expense, interest income, and other income (expense), net, which includes foreign currency gains (losses), equity in income (losses) from our equity-method investees, and other non-operating expenses. During the three-months ended September 30, 2023, we reported non-operating income, net, of $1.0 million as compared to non-operating expense, net of $6.6 million during the three-months ended October 1, 2022. The $7.6 million increase in non-operating income, net was mainly driven by a $9.2 million increase in interest income, primarily attributable to higher interest rates in financial markets.
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
The income tax provision and effective tax rate for the three months ended September 30, 2023 were $18.6 million and 11.2%, respectively, as compared to $49.6 million and 24.8%, respectively, for the three months ended October 1, 2022. The $31.0 million decrease in our income tax provision was primarily driven by a one-time tax benefit of $11.8 million recorded during the second quarter of Fiscal 2024 in connection with Swiss tax reform and the European Union's anti-tax avoidance directive, which lowered our effective tax rate by 710 basis points, as well as a decrease in our pretax income. The decline in our effective tax rate was also due to favorable stock compensation and foreign amortization adjustments, as well as the favorable impact of remeasuring net deferred tax assets as a result of recently enacted changes in tax legislation. See Note 8 to the accompanying consolidated financial statements.
Net Income.    Net income decreased to $146.9 million for the three months ended September 30, 2023, from $150.5 million for the three months ended October 1, 2022. The $3.6 million decrease in net income was due to our lower operating income, partially offset by the decrease in our income tax provision, as well as an increase in non-operating income, net, all as previously discussed. During the three-month periods ended September 30, 2023 and October 1, 2022, our operating results included net restructuring-related charges and certain other charges (benefits) totaling $7.2 million and $4.7 million, respectively, which had an after-tax effect of reducing net income by $5.8 million and $3.5 million, respectively. Net income during the three months ended September 30, 2023 also reflected an income tax benefit of $11.8 million recorded in connection with Swiss tax reform and the European Union's anti-tax avoidance directive, as previously discussed.
Net Income per Diluted Share.    Net income per diluted share increased to $2.19 for the three months ended September 30, 2023, from $2.18 for the three months ended October 1, 2022. The $0.01 per share increase was primarily driven by lower weighted-average diluted shares outstanding during the three months ended September 30, 2023 driven by our share repurchases during the last twelve months. Net income per diluted share for the three-month periods ended September 30, 2023 and October 1, 2022 were negatively impacted by $0.09 per share and $0.05 per share, respectively, as a result of net restructuring-related charges and certain other charges (benefits), as previously discussed. Net income per diluted share during the three months ended September 30, 2023 was also favorably impacted by $0.18 due to an income tax benefit recorded in connection with Swiss tax reform and the European Union's anti-tax avoidance directive, as previously discussed.

Six Months Ended September 30, 2023 Compared to Six Months Ended October 1, 2022
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Six Months Ended
	September 30, 2023	October 1, 2022	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$3,129.5	$3,070.5	$59.0	1.9%
Cost of goods sold	(1,027.4)	(1,046.0)	18.6	(1.8%)
Gross profit	2,102.1	2,024.5	77.6	3.8%
Gross profit as % of net revenues	67.2%	65.9%		130 bps
Selling, general, and administrative expenses	(1,726.3)	(1,630.1)	(96.2)	5.9%
SG&A expenses as % of net revenues	55.2%	53.1%		210 bps
Restructuring and other charges, net	(44.9)	(12.5)	(32.4)	258.4%
Operating income	330.9	381.9	(51.0)	(13.4%)
Operating income as % of net revenues	10.6%	12.4%		(180 bps)
Interest expense	(20.0)	(21.3)	1.3	(6.1%)
Interest income	31.5	10.2	21.3	208.7%
Other expense, net	(6.3)	(8.5)	2.2	(26.5%)
Income before income taxes	336.1	362.3	(26.2)	(7.2%)
Income tax provision	(57.1)	(88.4)	31.3	(35.4%)
Effective tax rate(a)	17.0%	24.4%		(740 bps)
Net income	$279.0	$273.9	$5.1	1.9%
Net income per common share:
Basic	$4.24	$3.97	$0.27	6.8%
Diluted	$4.15	$3.90	$0.25	6.4%

(a)Effective tax rate is calculated by dividing the income tax provision by income before income taxes.
Net Revenues.    Net revenues increased by $59.0 million, or 1.9%, to $3.130 billion during the six months ended September 30, 2023 as compared to the six months ended October 1, 2022, including favorable foreign currency effects of $15.3 million. On a constant currency basis, net revenues increased by $43.7 million, or 1.4%, driven by our international businesses, which more than offset the decline in North America.
The following table summarizes the percentage change in our consolidated comparable store sales for the six months ended September 30, 2023 as compared to the prior fiscal year period:

% Change
Digital commerce	3%
Brick and mortar	4%
Total comparable store sales	4%
Our global average store count increased by 54 stores and concession shops during the six months ended September 30, 2023 compared with the six months ended October 1, 2022, driven by new openings primarily in Asia.

Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the comparable prior fiscal year period, are provided below:

	Six Months Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	September 30, 2023	October 1, 2022	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$1,349.5	$1,427.3	$(77.8)	$(2.5)	$(75.3)	(5.4%)	(5.3%)
Europe	977.3	909.1	68.2	41.3	26.9	7.5%	3.0%
Asia	725.9	650.5	75.4	(23.5)	98.9	11.6%	15.2%
Other non-reportable segments	76.8	83.6	(6.8)	—	(6.8)	(8.2%)	(8.2%)
Total net revenues	$3,129.5	$3,070.5	$59.0	$15.3	$43.7	1.9%	1.4%
North America net revenues — Net revenues decreased by $77.8 million, or 5.4%, during the six months ended September 30, 2023 as compared to the six months ended October 1, 2022. On a constant currency basis, net revenues decreased by $75.3 million, or 5.3%.
The $77.8 million decline in North America net revenues was driven by:
•a $64.8 million decrease related to our North America wholesale business largely driven by the return to a more normalized timing of shipments following last year's supply chain disruption, as well as our careful management of sell-ins to our wholesale customers to better align with consumer demand; and
•a $13.0 million decrease related to our North America retail business. On a constant currency basis, net revenues decreased by $11.5 million, reflecting decreases of $7.4 million in comparable store sales and $4.1 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our North America retail business:

% Change
Digital commerce	(2%)
Brick and mortar	(1%)
Total comparable store sales	(1%)
Europe net revenues — Net revenues increased by $68.2 million, or 7.5%, during the six months ended September 30, 2023 as compared to the six months ended October 1, 2022. On a constant currency basis, net revenues increased by $26.9 million, or 3.0%.
The $68.2 million increase in Europe net revenues was driven by:
•a $44.4 million increase related to our Europe retail business, inclusive of favorable foreign currency effects of $17.9 million. On a constant currency basis, net revenues increased by $26.5 million, reflecting increases of $17.9 million in comparable store sales and $8.6 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Europe retail business:

% Change
Digital commerce	11%
Brick and mortar	3%
Total comparable store sales	4%
•a $23.8 million increase related to our Europe wholesale business largely driven by favorable foreign currency effects of $23.4 million.

Asia net revenues — Net revenues increased by $75.4 million, or 11.6%, during the six months ended September 30, 2023 as compared to the six months ended October 1, 2022. On a constant currency basis, net revenues increased by $98.9 million, or 15.2%.
The $75.4 million increase in Asia net revenues was driven by:
•a $68.1 million increase related to our Asia retail business, inclusive of unfavorable foreign currency effects of $21.8 million. On a constant currency basis, net revenues increased by $89.9 million, reflecting increases of $54.4 million in comparable store sales and $35.5 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Asia retail business:

% Change
Digital commerce	15%
Brick and mortar	10%
Total comparable store sales	11%
•a $7.3 million increase related to our Asia wholesale business, reflecting increases most notably in Southeast Asia, Korea, and Japan, partially offset by unfavorable foreign currency effects of $1.7 million.
Gross Profit.    Gross profit increased by $77.6 million, or 3.8%, to $2.102 billion for the six months ended September 30, 2023, including favorable foreign currency effects of $3.6 million. Gross profit as a percentage of net revenues increased to 67.2% for the six months ended September 30, 2023 from 65.9% for the six months ended October 1, 2022. The 130 basis point increase was primarily driven by lower non-routine inventory charges recorded during the six months ended September 30, 2023 as compared to the prior fiscal year period, lower freight costs, favorable geographic and channel mix, and higher pricing, partially offset by higher product costs.
Selling, General, and Administrative Expenses.    SG&A expenses increased by $96.2 million, or 5.9%, to $1.726 billion for the six months ended September 30, 2023, including favorable foreign currency effects of $3.2 million. SG&A expenses as a percentage of net revenues increased to 55.2% for the six months ended September 30, 2023 from 53.1% for the six months ended October 1, 2022. The 210 basis point increase was largely driven by operating deleverage as SG&A expense growth outpaced revenue growth.
The $96.2 million increase in SG&A expenses was driven by:

Six Months Ended September 30, 2023 Compared to Six Months Ended October 1, 2022
(millions)
SG&A expense category:
Compensation-related expenses	$57.4
Rent and occupancy costs	16.5
Depreciation and amortization expense	8.4
Shipping and handling costs	5.1
Marketing and advertising expenses	4.2
Selling-related expenses	3.0
Other	1.6
Total net increase in SG&A expenses	$96.2
Restructuring and Other Charges, Net. During the six-month periods ended September 30, 2023 and October 1, 2022, we recorded net restructuring charges and benefits of $37.3 million and $5.4 million, respectively, primarily consisting of severance and benefits costs, as well as other charges of $9.6 million and $10.6 million, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired. Additionally, during the six-month periods ended September 30, 2023 and October 1, 2022, we recognized $2.0 million and $3.5 million, respectively, of income related to consideration received from Regent in connection with our previously sold Club Monaco business. See Note 7 to the accompanying consolidated financial statements.

Operating Income.   Operating income decreased by $51.0 million, or 13.4%, to $330.9 million for the six months ended September 30, 2023, reflecting favorable foreign currency effects of $6.8 million. Our operating results during the six-month periods ended September 30, 2023 and October 1, 2022 were negatively impacted by net restructuring-related charges and certain other charges (benefits) totaling $40.9 million and $19.5 million, respectively. Operating income as a percentage of net revenues was 10.6% for the six months ended September 30, 2023, reflecting a 180 basis point decline from the prior fiscal year period. The decline in operating income as a percentage of net revenues was primarily driven by higher net restructuring-related charges and certain other charges (benefits) recorded during the six months ended September 30, 2023 as compared to the prior fiscal year period, as well as the increase in SG&A expenses as a percentage of net revenues, partially offset by the increase in our gross margin, all as previously discussed.
Operating income and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the comparable prior fiscal year period, are provided below:

	Six Months Ended
	September 30, 2023		October 1, 2022
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$235.5	17.4%	$259.9	18.2%	$(24.4)	(80 bps)
Europe	229.6	23.5%	207.8	22.9%	21.8	60 bps
Asia	161.7	22.3%	144.4	22.2%	17.3	10 bps
Other non-reportable segments	67.9	88.4%	77.2	92.3%	(9.3)	(390 bps)
	694.7		689.3		5.4
Unallocated corporate expenses	(318.9)		(294.9)		(24.0)
Unallocated restructuring and other charges, net	(44.9)		(12.5)		(32.4)
Total operating income	$330.9	10.6%	$381.9	12.4%	$(51.0)	(180 bps)
North America operating margin declined by 80 basis points, primarily due to the net unfavorable impact of approximately 120 basis points largely driven by an increase in SG&A expenses as a percentage of net revenues, partially offset by an increase in gross margin. The overall decline in operating margin also reflected approximately 30 basis points attributable to unfavorable channel mix. These declines in operating margin were partially offset by the favorable impact of 70 basis points attributable to lower non-routine inventory charges recorded during the six months ended September 30, 2023 as compared to the prior fiscal year period.
Europe operating margin improved by 60 basis points, primarily due to favorable foreign currency effects of 60 basis points. The overall increase in operating margin also reflected approximately 20 basis points largely attributable to an increase in gross margin. These improvements in operating margin were partially offset by approximately 20 basis points attributable to unfavorable channel mix.
Asia operating margin improved by 10 basis points, primarily due to the net favorable impact of approximately 40 basis points largely driven by a decline in SG&A expenses as a percentage of net revenues, partially offset by a decline in gross margin. This improvement in operating margin was largely offset by unfavorable foreign currency effects of 30 basis points.
Unallocated corporate expenses increased by $24.0 million to $318.9 million during the six months ended September 30, 2023. The increase in unallocated corporate expenses was due to higher compensation-related expenses of $25.3 million, lower intercompany sourcing commission income of $10.3 million (which is offset at the segment level and eliminates in consolidation), and higher marketing and advertising expenses of $5.0 million, partially offset by lower non-income tax related expenses of $5.9 million, lower consulting fees of $3.4 million, and lower other expenses of $7.3 million.
Unallocated restructuring and other charges, net increased by $32.4 million to $44.9 million during the six months ended September 30, 2023, as previously discussed above and in Note 7 to the accompanying consolidated financial statements.

Non-operating Income (Expense), Net. During the six months ended September 30, 2023, we reported non-operating income, net of $5.2 million as compared to non-operating expense, net of $19.6 million during the six months ended October 1, 2022. The $24.8 million increase in non-operating income, net was mainly driven by a $21.3 million increase in interest income, primarily attributable to higher interest rates in financial markets.
Income Tax Provision.    The income tax provision and effective tax rate for the six months ended September 30, 2023 were $57.1 million and 17.0%, respectively, compared to $88.4 million and 24.4%, respectively, for the six months ended October 1, 2022. The $31.3 million decrease in our income tax provision was primarily driven by a one-time tax benefit of $11.8 million recorded during the second quarter of Fiscal 2024 in connection with Swiss tax reform and the European Union's anti-tax avoidance directive, which lowered our effective tax rate by 350 basis points, as well as a decrease in our pretax income. The decline in our effective tax rate was also due to the favorable impact of remeasuring net deferred tax assets as a result of recently enacted changes in tax legislation, the absence of unfavorable prior year adjustments related to certain deferred tax assets and receivables, and favorable stock compensation adjustments, partially offset by the absence of favorable audit-related adjustments recorded in the prior fiscal year period. See Note 8 to the accompanying consolidated financial statements.
Net Income.    Net income increased to $279.0 million for the six months ended September 30, 2023, from $273.9 million for the six months ended October 1, 2022. The $5.1 million increase in net income was primarily due to a decrease in our income tax provision, as well as an increase in non-operating income, net, partially offset by the decline in our operating income, all as previously discussed. Our operating results during the six-month periods ended September 30, 2023 and October 1, 2022 were negatively impacted by net restructuring-related charges and certain other charges (benefits) totaling $40.9 million and $19.5 million, respectively, which had an after-tax effect of reducing net income by $31.7 million and $14.7 million, respectively. Net income during the six months ended September 30, 2023 also reflected an income tax benefit of $11.8 million recorded in connection with Swiss tax reform and the European Union's anti-tax avoidance directive, as previously discussed.
Net Income per Diluted Share.    Net income per diluted share increased to $4.15 for the six months ended September 30, 2023, from $3.90 for the six months ended October 1, 2022. The $0.25 per share increase was primarily driven by the lower weighted-average diluted shares outstanding during the six months ended September 30, 2023 driven by our share repurchases during the last twelve months. Net income per diluted share for the six-month periods ended September 30, 2023 and October 1, 2022 were also negatively impacted by $0.46 per share and $0.21 per share, respectively, attributable to net restructuring-related charges and certain other charges (benefits), as previously discussed. Net income per diluted share during the six months ended September 30, 2023 was also favorably impacted by $0.17 due to an income tax benefit recorded in connection with Swiss tax reform and the European Union's anti-tax avoidance directive, as previously discussed.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of September 30, 2023 and April 1, 2023:

	September 30, 2023	April 1, 2023	$ Change
	(millions)
Cash and cash equivalents	$1,381.8	$1,529.3	$(147.5)
Short-term investments	85.1	36.4	48.7
Long-term debt(a)	(1,139.5)	(1,138.5)	(1.0)
Net cash and short-term investments	$327.4	$427.2	$(99.8)
Equity	$2,369.2	$2,430.5	$(61.3)

(a)See Note 9 to the accompanying consolidated financial statements for discussion of the carrying values of our debt.
The decrease in our net cash and short-term investments position at September 30, 2023 as compared to April 1, 2023 was primarily due to our use of cash to support Class A common stock repurchases of $225.7 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to make dividend payments of $98.2 million, and to invest in our business through $82.4 million in capital expenditures, partially offset by our operating cash flows of $343.6 million.
The decrease in our equity was attributable to our share repurchase activity and dividends declared during the six months ended September 30, 2023, partially offset by our comprehensive income and the net impact of stock-based compensation arrangements.
Cash Flows
The following table details our cash flows for the six-month periods ended September 30, 2023 and October 1, 2022:

	Six Months Ended
	September 30, 2023	October 1, 2022	$ Change
	(millions)
Net cash provided by operating activities	$343.6	$1.9	$341.7
Net cash provided by (used in) investing activities	(132.9)	328.1	(461.0)
Net cash used in financing activities	(335.1)	(1,027.2)	692.1
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(23.9)	(60.6)	36.7
Net decrease in cash, cash equivalents, and restricted cash	$(148.3)	$(757.8)	$609.5
Net Cash Provided by Operating Activities.    Net cash provided by operating activities was $343.6 million during the six months ended September 30, 2023, as compared to $1.9 million during the six months ended October 1, 2022. The $341.7 million net increase in cash provided by operating activities was due to a net favorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period, partially offset by a decline in net income before non-cash charges.
The net favorable change related to our operating assets and liabilities, including our working capital, was primarily driven by:
•a favorable change related to our inventories, largely driven by a more normalized receipt cadence;
•a net favorable change in our accrued liabilities largely driven by the impact of a lower bonus achievement level realized during Fiscal 2023 as compared to Fiscal 2022 and a favorable change in our restructuring reserve due to an increase in restructuring charges recorded during the current fiscal year period as compared to the prior fiscal year period, as well as a favorable change in accounts payable driven by the timing of cash payments; and
•a favorable change related to our accounts receivable, largely driven by a decline in wholesale net revenues and timing of cash receipts.
These increases related to our operating assets and liabilities were partially offset by:
•an unfavorable change related to our income tax receivables and payables largely driven by timing of cash receipts and payments, respectively.
Net Cash Provided by (Used in) Investing Activities.    Net cash used in investing activities was $132.9 million during the six months ended September 30, 2023, as compared to net cash provided by investing activities of $328.1 million during the six months ended October 1, 2022. The $461.0 million net increase in cash used in investing activities was primarily driven by:
•a $468.5 million decrease in proceeds from sales and maturities of investments, less purchases of investments. During the six months ended September 30, 2023, we made net investment purchases of $50.5 million, as compared to receiving net proceeds from sales and maturities of investments of $418.0 million during the six months ended October 1, 2022.
During the six months ended September 30, 2023, we spent $82.4 million on capital expenditures, which was down slightly versus the comparable prior fiscal year period. Over the course of Fiscal 2024, we expect to spend approximately $250 million on capital expenditures primarily related to store opening and renovations, as well as enhancements to our information technology systems.
Net Cash Used in Financing Activities.    Net cash used in financing activities was $335.1 million during the six months ended September 30, 2023, as compared to $1.027 billion during the six months ended October 1, 2022. The $692.1 million net decrease in cash used in financing activities was primarily driven by:
•a $500.0 million decrease in cash used to repay debt. During the six months ended September 30, 2023, we did not issue or repay any debt. On a comparative basis, during the six months ended October 1, 2022, we repaid our previously outstanding $500.0 million principal amount of unsecured 1.700% senior notes that matured on June 15, 2022; and
•a $191.6 million decrease in cash used to repurchase shares of our Class A common stock. During the six months ended September 30, 2023, we used $175.0 million to repurchase shares of our Class A common stock pursuant to our common stock repurchase program, and an additional $50.7 million in shares of our Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our long-term stock incentive plans. On a comparative basis, during the six months ended October 1, 2022, we used $383.9 million to repurchase shares of our Class A common stock pursuant to our common stock repurchase program, and an additional $33.4 million in shares of our Class A common stock were surrendered or withheld for taxes.
Sources of Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, our available cash and cash equivalents and short-term investments, availability under our credit and overdraft facilities and commercial paper program, and other available financing options.
During the six months ended September 30, 2023, we generated $343.6 million of net cash flows from our operations. As of September 30, 2023, we had $1.467 billion in cash, cash equivalents, and short-term investments, of which $911.7 million were held by our subsidiaries domiciled outside the U.S. We are not dependent on foreign cash to fund our domestic operations. Undistributed foreign earnings generated on or before December 31, 2017 that were subject to the one-time mandatory transition tax in connection with U.S. tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA") are not considered to be permanently reinvested and may be repatriated to the U.S. in the future with minimal or no additional U.S. taxation. We intend to permanently reinvest undistributed foreign earnings generated after December 31, 2017 that were not subject to the one-time mandatory transition tax. However, if our plans change and we choose to repatriate post-2017 earnings to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.

The following table presents the total availability, borrowings outstanding, and remaining availability under our credit and overdraft facilities and Commercial Paper Program as of September 30, 2023:

	September 30, 2023
Description(a)	Total Availability	Borrowings Outstanding		Remaining Availability
	(millions)
Global Credit Facility and Commercial Paper Program(b)	$750	$12	(c)	$738
Pan-Asia Credit Facilities	35	—		35
Japan Overdraft Facility	34	—		34

(a)As defined in Note 9 to the accompanying consolidated financial statements.
(b)Borrowings under the Commercial Paper Program are supported by the Global Credit Facility. Accordingly, we do not expect combined borrowings outstanding under the Commercial Paper Program and the Global Credit Facility to exceed $750 million.
(c)Represents outstanding letters of credit for which we were contingently liable under the Global Credit Facility as of September 30, 2023.
We believe that the Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of September 30, 2023, there were seven financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 20%. In accordance with the terms of the agreement, we have the ability to expand our borrowing availability under the Global Credit Facility to $1.500 billion through the full term of the facility, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments.
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
Supplier Finance Program
We support a voluntary supplier finance program which provides certain of our inventory suppliers the opportunity, at their sole discretion, to sell their receivables due from us (which are generally due within 90 days) to a participating financial institution in exchange for receipt of a discounted payment amount made earlier than the payment term stipulated between us and the supplier. Our vendor payment terms and amounts due are not impacted by a supplier's decision to participate in the program. We have not pledged any assets and do not provide guarantees under the supplier finance program. Our payment obligations outstanding under our supplier finance program were $177.5 million and $122.2 million as of September 30, 2023 and April 1, 2023, respectively, and were recorded within accounts payable in the consolidated balance sheets.

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
The Global Credit Facility contains a number of covenants, as described in Note 9 to the accompanying consolidated financial statements. As of September 30, 2023, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility. The Pan-Asia Borrowing Facilities do not contain any financial covenants.
See Note 9 to the accompanying consolidated financial statements and Note 11 of the Fiscal 2023 10-K for additional information relating to our debt and covenant compliance.
Common Stock Repurchase Program
On February 2, 2022, our Board of Directors approved an expansion of our existing common stock repurchase program that allowed us to repurchase up to an additional $1.500 billion of our Class A common stock, excluding related excise taxes. As of September 30, 2023, the remaining availability under our Class A common stock repurchase program was approximately $1.000 billion. Repurchases of shares of our Class A common stock are subject to overall business and market conditions.
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
Given our use of derivative instruments, we are exposed to the risk that the counterparties to such contracts will fail to meet their contractual obligations. To mitigate such counterparty credit risk, it is our policy to only enter into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. Our established policies and procedures for mitigating credit risk include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties, when possible, to further mitigate credit risk. As a result of the above considerations, we do not believe that we are exposed to undue concentration of counterparty risk with respect to our derivative contracts as of September 30, 2023. However, we do have in aggregate $56.2 million of derivative instruments in net asset positions held across eight creditworthy financial institutions.
Foreign Currency Risk Management
We manage our exposure to changes in foreign currency exchange rates using forward foreign currency exchange and cross-currency swap contracts. Refer to Note 11 to the accompanying consolidated financial statements for a summary of the notional amounts and fair values of our outstanding forward foreign currency exchange and cross-currency swap contracts, as well as the impact on earnings and other comprehensive income of such instruments as of September 30, 2023.
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
Investment Risk Management
As of September 30, 2023, we had cash and cash equivalents on-hand of $1.382 billion, consisting of deposits in interest bearing accounts, investments in money market deposit accounts, and investments in time deposits with original maturities of 90 days or less. Our other significant investments included $85.1 million of short-term investments, consisting of investments in time deposits with original maturities greater than 90 days.
We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed in Note 3 to the accompanying consolidated financial statements. Our investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in our investment policy. See Note 11 to the accompanying consolidated financial statements for further detail of the composition of our investment portfolio as of September 30, 2023.
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
Goodwill Impairment Assessment
We performed our annual assessment of the recoverability of goodwill assigned to our reporting units using a quantitative approach as of the beginning of the second quarter of Fiscal 2024. The estimated fair values of our reporting units were determined with the assistance of an independent third-party valuation firm using discounted cash flows and market comparisons. Based on the results of the quantitative impairment assessment, we concluded that the fair values of our reporting units significantly exceeded their respective carrying values and were not at risk of impairment. Accordingly, no goodwill impairment charges were recorded.
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
We carried out an evaluation based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our principal executive and principal financial officers have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.
There has been no change in the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
No shares of the Company's Class B common stock were converted into Class A common stock during the three months ended September 30, 2023.
(b)     Not Applicable
(c)Stock Repurchases
The following table sets forth the repurchases of shares of the Company's Class A common stock during the three months ended September 30, 2023:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(a)
					(millions)
July 2, 2023 to July 29, 2023	—		$—	—	$1,125
July 30, 2023 to August 26, 2023	987,776	(b)	120.07	624,435	1,050
August 27, 2023 to September 30, 2023	439,007	(c)	114.57	436,402	1,000
	1,426,783			1,060,837

(a)Repurchases of shares of the Company's Class A common stock are subject to overall business and market conditions.
(b)Includes 363,341 shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.
(c)Includes 2,605 shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.

Item 5.    Other Information.
During the fiscal quarter ended September 30, 2023, none of our directors or officers (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted or terminated "Rule 10b5-1 trading arrangements" (as defined in Item 408 of Regulation S-K of the Exchange Act) other than the following officers:
•Patrice Louvet, President and Chief Executive Officer, adopted a new Rule 10b5-1 trading arrangement on August 25, 2023. Mr. Louvet's trading arrangement provides for the sale of up to an aggregate of 95,754 shares of Class A common stock until July 19, 2024.
•Halide Alagöz, Chief Product Officer, adopted a new Rule 10b5-1 trading arrangement on September 19, 2023. Ms. Alagöz's trading arrangement provides for the sale of up to an aggregate of 7,000 shares of Class A common stock until March 28, 2024.
There were no "non-Rule 10b5-1 trading arrangements" (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted or terminated during the fiscal quarter ended September 30, 2023 by our directors and officers.
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

Date: November 8, 2023

