Form 10-K
period 2024-03-30
RALPH LAUREN CORP
filed 2024-05-23
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended March 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).          Yes ☐ No ☑
The aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant was approximately $4.530 billion as of September 29, 2023, the last business day of the registrant's most recently completed second fiscal quarter based on the closing price of the common stock on the New York Stock Exchange.
At May 17, 2024, 40,628,150 shares of the registrant's Class A common stock, $.01 par value and 21,881,276 shares of the registrant's Class B common stock, $.01 par value were outstanding.
Part III incorporates by reference information from certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended March 30, 2024.

RALPH LAUREN CORPORATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Various statements in this Form 10-K or incorporated by reference into this Form 10-K, in future filings by us with the Securities and Exchange Commission (the "SEC"), in our press releases, and in oral statements made from time to time by representatives of the Company, may contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding our current expectations about the Company's future operating results and financial condition, the implementation and results of our strategic plans and initiatives, store openings and closings, capital expenses, our plans regarding our quarterly cash dividend and Class A common stock repurchase programs, our ability to meet citizenship and sustainability goals, and the senior management of the Company. Forward-looking statements are based on current expectations and are indicated by words or phrases such as "aim," "anticipate," "outlook," "estimate," "ensure," "commit," "expect," "project," "believe," "envision," "goal," "target," "can," "will," and similar words or phrases. These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed in or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others:
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
•the potential impact to our business resulting from supply chain disruptions, including those caused by capacity constraints, closed factories and/or labor shortages (stemming from pandemic diseases, labor disputes, strikes, or otherwise), scarcity of raw materials, port congestion, and scrutiny or detention of goods produced in certain territories resulting from laws, regulations, or trade restrictions, such as those imposed by the Uyghur Forced Labor Prevention Act ("UFLPA") or the Countering America's Adversaries Through Sanctions Act ("CAATSA"), which could result in shipment approval delays leading to inventory shortages and lost sales, as well as potential shipping delays, inventory shortages, and/or higher freight costs resulting from the recent Red Sea crisis and/or disruptions to major waterways such as the Suez and Panama canals;
•our ability to effectively manage inventory levels and the increasing pressure on our margins in a highly promotional retail environment;
•our exposure to currency exchange rate fluctuations from both a transactional and translational perspective;
•our ability to recruit and retain qualified employees to operate our retail stores, distribution centers, and various corporate functions;
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
•our ability to achieve our goals regarding citizenship and sustainability practices, including those related to climate change and our human capital and supply chain;
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
•the potential impact on our operations and on our suppliers and customers resulting from man-made or natural disasters, including pandemic diseases, severe weather, geological events, and other catastrophic events, such as terrorist attacks, military conflicts, and other hostilities;
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
In this Form 10-K, references to "Ralph Lauren," "ourselves," "we," "our," "us," and the "Company" refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. Due to the collaborative and ongoing nature of our relationships with our licensees, such licensees are sometimes referred to in this Form 10-K as "licensing alliances." Our fiscal year ends on the Saturday closest to March 31. All references to "Fiscal 2025" represent the 52-week fiscal year ending March 29, 2025. All references to "Fiscal 2024" represent the 52-week fiscal year ended March 30, 2024. All references to "Fiscal 2023" represent the 52-week fiscal year ended April 1, 2023. All references to "Fiscal 2022" represent the 53-week fiscal year ended April 2, 2022.
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
Our global reach is extensive, as we sell directly to customers throughout the world via our 564 retail stores and 699 concession-based shop-within-shops, as well as through our own digital commerce sites and those of various third-party digital partners. Merchandise is also available through our wholesale distribution channels at over 9,600 doors worldwide, the majority in specialty stores, as well as through the digital commerce sites of many of our wholesale customers. In addition to our directly-operated stores and shops, our international licensing partners operate 195 stores and shops.
We have been controlled by the Lauren family since the founding of our Company. As of March 30, 2024, Mr. R. Lauren, or entities controlled by the Lauren family, held approximately 84% of the voting power of the Company's outstanding common stock.
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
An overview of our long-term growth strategy is presented below:

Global Citizenship and Sustainability
At Ralph Lauren, our purpose to inspire the dream of a better life through authenticity and timeless style guides everything we do. From creating iconic products to be worn, loved, and passed on through generations, to preserving the world's natural resources and supporting the people and communities that intersect our business, we continue to challenge ourselves when it comes to positively impacting our world. That is what we call Timeless by Design, our approach to Global Citizenship and Sustainability and our ambition for a better future. We weave our Company's purpose throughout our business through three key pillars:
1.Create with Intent
•Integrated Circularity — Our ethos of timelessness has always guided our creative vision. Today, we continue to deepen this philosophy and apply it to how we are shifting from a linear to circular product economy. With our Live On Promise as our North Star, we are evolving the way our products are designed, made, used, and recirculated. From empowering our designers with circular principles, to using materials that are sustainably sourced or recycled, our approach is designed to lessen our environmental impact.
•Sustainable Materials — Our products are designed to be timeless and worn for generations. With this in mind, we choose our materials thoughtfully to ensure high-quality and durability. We are committed to using materials in ways that not only help our products live on, but also help reduce environmental impact, protect biodiversity and animal welfare, support livelihoods, and improve the traceability of raw materials.
•Design with Intent — Since our founding, Ralph Lauren's design has been inspired by beautiful and interconnected histories, arts, crafts, and cultures. Mindful of our efforts, we are on a journey to evolve from inspiration to collaboration with communities that inspire us. That includes taking meaningful steps to be more inclusive throughout our business, from how we design to how products go to market. At its core, our Design with Intent function is about making sure the products we create and the stories we tell are authentic expressions of heritage, which is foundational to our timeless brand.
•Value Chain for Impact — To build a resilient and responsible supply chain, we are continuing to drive transparency and traceability of our full value chain, to strengthen our relationships with suppliers, and to identify areas for improvement. We work with our suppliers to increase transparency, respect human rights, and promote environmental sustainability.
2.Protect the Environment
•Climate — Significant reductions to global greenhouse gas ("GHG") emissions are collectively needed so we can protect and preserve our planet. That is why we have created an ambitious roadmap with bold near-term and long-term targets to reduce absolute GHG emissions across our operations and supply chain.
•Water Stewardship — We are committed to reducing water consumption across our value chain, as it is critical for communities and ecosystems to thrive and is also an essential resource for our business. We strive to conserve water throughout our operations, support our suppliers to improve their water use efficiency and responsibly manage wastewater, and help improve community access to this resource.
•Waste Management — We are committed to conserving natural resources by managing waste responsibly. We work to minimize waste in our operations and divert waste from landfills and incineration to donation, reuse, and recycling. Our goal is continued improvement as we incorporate "zero waste" principles throughout our business practices.
•Chemical Management — We are committed to monitoring and reducing hazardous chemical use and discharge from our product manufacturing and supply chain.
•Biodiversity — Our business depends on critical resources such as freshwater and essential raw materials, and climate change and biodiversity loss are closely intertwined. As ecosystems and species are increasingly threatened, we are committed to leveraging science to build an in-depth understanding of our current impacts on biodiversity.

3.Champion Better Lives
•Diversity, Equity, and Inclusion — We are committed to creating a culture of diversity, equity, and inclusion ("DE&I") and belonging inside our Company and throughout the communities we serve. Our DE&I strategy consists of five pillars — Talent, Collaboration and Belonging, Learning, Communication and Messaging, and Celebration and Recognition — and is designed to create a culture of belonging, attract and retain diverse talent, and offer opportunities that enable all people to thrive.
•Employee Well-being — The contributions of our employees make Ralph Lauren a vibrant organization. Our people drive our success and we are dedicated to supporting the physical, emotional, social, and financial needs of our employees and their families to help them thrive. To do so, we are focused on employee wellness, engagement, learning and development, and compensation and benefits.
•Community Engagement and Philanthropy — We seek to make the dream of a better life a reality in communities across the globe through contributions and actions that create positive social and environmental impact. The two main drivers of our giving efforts are through the Company's Social Partnerships and Philanthropy department and donations to The Ralph Lauren Corporate Foundation.
•Rights and Empowerment in the Supply Chain — We are committed to conducting our global operations ethically with respect for the dignity of all people who make our products. To support this, we work with suppliers to build capacity, with workers to empower them and with industry partners to collaborate for positive change. Our comprehensive approach integrates risk assessment, monitoring, remediation, capability building, stakeholder engagement, life skills programs and empowerment opportunities for factory workers.
Our most recently published Global Citizenship & Sustainability Report covering Fiscal 2023 may be found on our corporate website at https://corporate.ralphlauren.com/citizenship-and-sustainability. Our Global Citizenship & Sustainability Report covering Fiscal 2024 is expected to be released in September 2024. The content of our sustainability reports is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC. See Item 1A — "Risk Factors — Risks Related to Citizenship and Sustainability Issues."
Recent Developments
Next Generation Transformation Project
We are in the early stages of executing a large-scale multi-year global project that is expected to significantly transform the way in which we operate our business and further enable our long-term strategic pivot toward a global direct-to-consumer-oriented model (the "Next Generation Transformation project" or "NGT project"). The NGT project will be completed in phases and involves the redesigning of certain end-to-end processes and the implementation of a suite of information systems on a global scale. Such efforts are expected to result in significant process improvements and the creation of synergies across core areas of operations, including merchandise buying and planning, procurement, inventory management, retail and wholesale operations, and financial planning and reporting, better enabling us to optimize inventory levels and increase the speed to which we can react to changes in consumer demand across markets, among other benefits.
In connection with the preliminary phase of the NGT project, we incurred other charges of $5.1 million during Fiscal 2024, which were recorded within restructuring and other charges, net in the consolidated statements of operations.
Our Brands and Products
Our products, which include apparel and footwear & accessories for men, women, and children, as well as our fragrance and home collections, together with our hospitality portfolio, comprise one of the most widely recognized families of consumer brands. Reflecting a distinctive American perspective, we have been an innovator in aspirational lifestyle branding and believe that, under the direction of internationally renowned designer Mr. Ralph Lauren, we have had a considerable influence on the way people dress and the way that fashion is advertised throughout the world.
We combine consumer insight with our design, marketing, and imaging skills to offer, along with our licensing alliances, broad lifestyle product collections with a unified vision:
•Apparel — Our apparel products include extensive collections of men's, women's, and children's clothing, which are sold under various brand names, including Ralph Lauren Collection, Ralph Lauren Purple Label, Double RL,

Polo Ralph Lauren, Lauren Ralph Lauren, Polo Golf Ralph Lauren, Ralph Lauren Golf, RLX Ralph Lauren, Polo Ralph Lauren Children, and Chaps, among others.
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
•Fragrance — Our fragrance offerings capture the essence of Ralph Lauren's men's and women's brands with numerous labels, designed to appeal to a variety of audiences. Women's fragrance products are sold under our Ralph Lauren Collection, Woman by Ralph Lauren, Romance Collection, and Ralph Collection. Men's fragrance products are sold under our Ralph's Club, Purple Label, Polo Blue, Polo Red, Polo Green, Polo Black, Polo 67, Safari, Polo Sport, and Big Pony Men's brands. Our fragrance offerings also include Polo Earth, a gender-neutral fragrance designed with sustainability in mind, made of 97% natural-origin ingredients.
•Home — Our home collections, which are sold primarily under our Ralph Lauren, Polo, Lauren by Ralph Lauren, and Chaps brands, reflect the spirit of the Ralph Lauren lifestyle. Our range of home products includes bed and bath lines, furniture, fabric and wall coverings, lighting, dining, floor coverings, and giftware, among others.
•Hospitality — Continuing to engage our consumers with experiential and unique expressions of the brand, our hospitality portfolio is a natural extension of the World of Ralph Lauren as expressed through the culinary arts. Ralph Lauren's global hospitality collection is comprised of our restaurants including The Polo Bar in New York City, RL Restaurant located in Chicago, Ralph's located in Paris, The Bar at Ralph Lauren located in Milan, Ralph's Bar located in Chengdu, China, and our Ralph's Coffee concept in various cities around the world.
Our lifestyle brand image is reinforced by our distribution through our stores and concession-based shop-within-shops, our wholesale channels of distribution, our global digital commerce sites, and our Ralph Lauren restaurants and cafés. We sell our products under the following key brand platforms:
1.Ralph Lauren Luxury — Our Luxury group includes:
Ralph Lauren Collection and Ralph Lauren Purple Label. Ralph Lauren Collection embodies the highest expression of chic, feminine glamour. Each piece is inspired by a vision of timeless luxury and modern elegance and is crafted with unparalleled passion and artistry. For men, Ralph Lauren Purple Label is the ultimate expression of luxury for the modern gentleman. Refined suitings are hand-tailored, including custom made-to-measure suits crafted in the time-honored traditions of Savile Row. Purple Label's sophisticated sportswear is designed with a meticulous attention to detail, capturing the elegance and ease of Ralph Lauren's signature, timeless style. Ralph Lauren Collection and Ralph Lauren Purple Label are made predominantly in Italy with the utmost attention to detail and quality and are available in select Ralph Lauren stores around the world, an exclusive selection of the finest specialty stores, and online at our Ralph Lauren digital commerce sites, including RalphLauren.com.
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
2.Polo Ralph Lauren — The Polo Ralph Lauren group includes:
Polo Ralph Lauren. Men's Polo combines Ivy League classics and time-honored English haberdashery with downtown styles and all-American sporting looks in sportswear and tailored clothing. Women's Polo represents the epitome of classic and iconic American style with a modern and cool twist. Polo's signature aesthetic includes our renowned polo player logo. Polo Sport reflects the active lifestyle and youthful energy of Polo’s sporting roots through Men's and Women's activewear. Men's and Women's Polo apparel and footwear & accessories are available in Ralph Lauren stores around the world, better department and specialty stores, and online at our Ralph Lauren digital commerce sites, including RalphLauren.com.
Polo Ralph Lauren Children. Polo Ralph Lauren Children is designed to reflect the timeless heritage and modern spirit of Ralph Lauren's collections for men and women. Signature classics include iconic polo knit shirts and luxurious cashmere cable-knit sweaters. Polo Ralph Lauren Children is available in a full range of sizes, from baby to girls 2-16 and boys 2-20. Polo Ralph Lauren Children can be found in select Ralph Lauren stores around the world, better department stores, and online at our Ralph Lauren digital commerce sites, including RalphLauren.com, as well as certain of our retail partners' digital commerce sites.
RLX Ralph Lauren. RLX is the leading edge of Ralph Lauren's performance and activewear. Comprised of functional apparel that address the performance needs of a modern active lifestyle, RLX includes men's and women's apparel and accessories that represent Ralph Lauren's belief that things that are purposefully designed and made of the highest quality achieve a timeless elegance.
Polo Golf Ralph Lauren, Ralph Lauren Golf, and RLX Ralph Lauren Golf. Tested and worn by top-ranked professional golfers, Polo Golf Ralph Lauren, Ralph Lauren Golf, and RLX Ralph Lauren Golf for men and women define excellence in the world of golf. With a sharpened focus on the needs of the modern player but rooted in the rich design tradition of Ralph Lauren, the Golf collections combine state-of-the-art performance wear with luxurious finishing touches. Our Golf collections are available in select Ralph Lauren stores, exclusive private clubs and resorts, and online at RalphLauren.com.
Pink Pony. The Pink Pony campaign is our worldwide initiative in the fight against cancer. In the U.S., a percentage of sales from Pink Pony products benefit the Pink Pony Fund of The Ralph Lauren Corporate Foundation, which supports cancer-related programs for early diagnosis, education, treatment, and research, and is dedicated to bringing patient navigation and quality cancer care to medically underserved communities. Internationally, a network of local cancer charities around the world benefit from the sale of Pink Pony products. Pink Pony consists of dual gender sportswear and accessories. Pink Pony items feature our iconic pink polo player — a symbol of our commitment to the fight against cancer. Pink Pony is available at select Ralph Lauren stores and online at our Ralph Lauren digital commerce sites, including RalphLauren.com. Pink Pony is also available at select Macy's stores and online at Macys.com.
3.Lauren Ralph Lauren — Our Lauren group includes:
Lauren Ralph Lauren. Lauren for women combines aspirational timeless style with modern femininity in a lifestyle collection of sportswear, denim, and dresses, as well as footwear & accessories. Lauren for women is available in select department stores around the world and online at select digital commerce sites, including RalphLauren.com.
Lauren Home. Lauren Home collection includes accessibly-priced, timeless bath and bedding collections, as well as fabric and wall coverings, lighting, dining, and floor coverings, among others. The collection is built upon an assortment of essentials that is designed to be mixed with seasonal updates, all rooted in the brand's classic style.
4.Chaps — Chaps celebrates real American style, delivering classic collections updated for modern lifestyles for men, women, children and home. The modern lifestyle collection offers versatile sportswear, workday essentials, tailored clothing, and occasion dresses that are wearable from season to season. Chaps is available in select department stores and retail partners' digital commerce sites across the U.S., Canada, and Mexico.

Our Segments
We organize our business into the following three reportable segments:
•North America — Our North America segment, representing approximately 44% of our Fiscal 2024 net revenues, primarily consists of sales of our Ralph Lauren branded apparel, footwear & accessories, home, and related products made through our retail and wholesale businesses primarily in the U.S. and Canada. In North America, our retail business is primarily comprised of our Ralph Lauren stores, our outlet stores, and our digital commerce sites, www.RalphLauren.com and www.RalphLauren.ca. Our wholesale business in North America is comprised primarily of sales to department stores and, to a lesser extent, specialty stores.
•Europe — Our Europe segment, representing approximately 30% of our Fiscal 2024 net revenues, primarily consists of sales of our Ralph Lauren branded apparel, footwear & accessories, home, and related products made through our retail and wholesale businesses in Europe and emerging markets. In Europe, our retail business is primarily comprised of our Ralph Lauren stores, our outlet stores, our concession-based shop-within-shops, and our various digital commerce sites. Our wholesale business in Europe is comprised primarily of a varying mix of sales to both department stores and specialty stores, depending on the country, as well as to various third-party digital and licensee partners.
•Asia — Our Asia segment, representing approximately 24% of our Fiscal 2024 net revenues, primarily consists of sales of our Ralph Lauren branded apparel, footwear & accessories, home, and related products made through our retail and wholesale businesses in Asia, Australia, and New Zealand. Our retail business in Asia is primarily comprised of our Ralph Lauren stores, our outlet stores, our concession-based shop-within-shops, and our various digital commerce sites. In addition, we sell our products online through various third-party digital partner commerce sites. Our wholesale business in Asia is comprised primarily of sales to department stores and various third-party digital and licensee partners.
No operating segments were aggregated to form our reportable segments. In addition to these reportable segments, we also have other non-reportable segments, representing approximately 2% of our Fiscal 2024 net revenues, which primarily consist of Ralph Lauren and Chaps branded royalty revenues earned through our global licensing alliances. In addition, prior to its disposition at the end of our first quarter of Fiscal 2022, our other non-reportable segments also included sales of Club Monaco branded products made through our retail and wholesale businesses in the U.S., Canada, and Europe, and our licensing alliances in Asia. See Note 9 to the accompanying consolidated financial statements for additional discussion regarding the disposition of our former Club Monaco business, as well as the transition of our Chaps business to a fully licensed business model.
This segment structure is consistent with how we establish our overall business strategy, allocate resources, and assess performance of our Company.
Approximately 55% of our Fiscal 2024 net revenues were earned outside of the U.S. See Note 20 to the accompanying consolidated financial statements for a summary of net revenues and operating income by segment, as well as net revenues and long-lived assets by geographic location.
Our Retail Business
Our retail business sells directly to customers throughout the world via our 564 retail stores and 699 concession-based shop-within-shops, totaling approximately 4.2 million and 0.7 million square feet, respectively, as well as through our own digital commerce sites and those of various third-party digital partners. We operate our business using a global omni-channel retailing strategy that seeks to deliver an integrated shopping experience with a consistent message of our brands and products to our customers, regardless of whether they are shopping for our products in physical stores or online. We also continue to scale and expand our Connected Retail capabilities to enhance the consumer experience, which include virtual selling appointments, Endless Aisle, Buy Online-Ship from Store, Buy Online-Pick Up in Store, and mobile checkout and contactless payments, among other capabilities.
Ralph Lauren Stores
Our Ralph Lauren stores feature a broad range of apparel, footwear & accessories, watch and jewelry, fragrance, and home product assortments in an atmosphere reflecting the distinctive attitude and image of the Ralph Lauren, Polo, and Double RL brands, including exclusive merchandise that is not sold in department stores. During Fiscal 2024, we opened 34 new Ralph

Lauren stores and closed 11 stores. Our Ralph Lauren stores are primarily situated in major upscale street locations and upscale regional malls, generally in large urban markets.
The following table presents the number of Ralph Lauren stores by segment as of March 30, 2024:

Ralph Lauren Stores
North America	50
Europe	44
Asia	138
Total	232
Our 9 flagship Ralph Lauren regional store locations showcase our iconic styles and products and demonstrate our most refined merchandising techniques. In addition to generating sales of our products, our worldwide Ralph Lauren stores establish, reinforce, and capitalize on the image of our brands. Our Ralph Lauren stores range in size from approximately 400 to 37,900 square feet.
Outlet Stores
We extend our reach to additional consumer groups through our outlet stores worldwide, which are principally located in major outlet centers. Our worldwide outlet stores offer selections of our apparel, footwear & accessories, and fragrances. In addition to these product offerings, certain of our worldwide outlet stores offer watches and home product assortments. During Fiscal 2024, we opened 5 new outlet stores and closed 17 stores.
The following table presents the number of outlet stores by segment as of March 30, 2024:

Outlet Stores
North America	180
Europe	59
Asia	93
Total	332
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
The following table presents the number of concession-based shop-within-shops by segment as of March 30, 2024:

Concession-based Shop-within-Shops
North America	1
Europe	27
Asia	671
Total(a)	699

(a)     Our concession-based shop-within-shops were located at approximately 300 retail locations.
The size of our concession-based shop-within-shops ranges from approximately 100 to 4,700 square feet. We may share in the cost of building out certain of these shop-within-shops with our department store partners.

Directly-Operated Digital Commerce Websites
In addition to our stores, our retail business sells products online in North America, Europe, and Asia through our various directly-operated digital commerce sites, which include www.RalphLauren.com, among others. We continue to expand accessibility to our digital flagships globally while localizing language, currencies, payment methods, product assortments, and content. We also sell our products online through various third-party digital partner commerce sites, primarily in Asia, as well as through our Ralph Lauren app in the U.S.
Our Ralph Lauren digital commerce sites offer our customers access to a broad array of Ralph Lauren, Double RL, Polo, and Lauren apparel, footwear & accessories, watch and jewelry, fragrance, and home product assortments, and reinforce the luxury image of our brands. While investing in digital commerce operations remains a primary focus, it is an extension of our investment in the integrated omni-channel strategy used to operate our overall retail business, in which our digital commerce operations are interdependent with our physical stores.
Our Wholesale Business
Our wholesale business sells our products globally primarily to major department stores, specialty stores, and golf and pro shops, as well as to various third-party digital partners. We have continued to focus on elevating our brand by improving in-store product assortment and presentation, as well as full-price sell-throughs to consumers. As of the end of Fiscal 2024, our wholesale products were sold through over 9,600 doors worldwide, with the majority in specialty stores. Our products are also increasingly being sold through the digital commerce sites of many of our traditional wholesale customers and our third-party digital partners.
The primary product offerings sold through our wholesale channels of distribution include apparel, footwear & accessories, and home product assortments. Our luxury brands, including Ralph Lauren Collection and Ralph Lauren Purple Label, are distributed worldwide through a limited number of premier fashion retailers. In North America, our wholesale business is comprised primarily of sales to department stores, and to a lesser extent, specialty stores. In Europe, our wholesale business is comprised primarily of a varying mix of sales to both department stores and specialty stores, depending on the country, as well as to various third-party digital partners. In Asia, our wholesale business is comprised primarily of sales to department stores and various third-party digital partners. We also distribute our wholesale products to certain licensed stores operated by our partners in Latin America, Asia, Europe, and emerging markets.
We sell most of our excess and out-of-season products through secondary distribution channels worldwide, including our retail outlet stores.
Worldwide Wholesale Distribution Channels
The following table presents by segment the number of wholesale doors in our primary channels of distribution as of March 30, 2024:

Doors
North America	3,329
Europe	5,547
Asia	802
Total	9,678
In addition to our conventional wholesale doors, our products are increasingly being sold through the websites of many of our traditional wholesale customers, as well as those of our third-party digital partners. As of March 30, 2024, our wholesale business served approximately 100 third-party digital partners, primarily in Europe.
We have three key wholesale customers that generate significant sales volume. During Fiscal 2024, sales to our three largest wholesale customers accounted for approximately 13% of our total net revenues. Substantially all sales to our three largest wholesale customers related to our North America segment.
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
The following table presents by segment the number of shop-within-shops in our primary channels of distribution as of March 30, 2024:

Shop-within-Shops
North America	6,811
Europe	7,206
Asia	1,068
Total	15,085
The size of our shop-within-shops ranges from approximately 65 to 9,200 square feet. Shop-within-shop fixed assets primarily include items such as customized freestanding fixtures, wall cases and components, decorative items, and flooring. We normally share in the cost of building out these shop-within-shops with our wholesale customers.
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

The following table lists our largest licensing agreements as of March 30, 2024 for the product categories presented. Except as noted in the table, these product licenses cover North America only.

Category	Licensed Products	Licensing Partners
Men's Apparel	Underwear and Sleepwear	Hanesbrands, Inc. (includes Japan)
	Chaps	5 Star Apparel LLC (includes South America and South Korea)

Women's Apparel	Outerwear	S. Rothschild & Co., Inc.
	Sleepwear	Charles Komar and Sons, Inc. (includes Europe and the Middle East)
	Intimates and Sleepwear	Delta Galil (global)
	Chaps	5 Star Apparel LLC (includes South America and South Korea)

Beauty Products	Fragrances, Personal Care	L'Oreal S.A. (global)

Footwear	Men's and Women's Slippers and Children's Footwear	BBC International LLC (global)

Accessories	Eyewear	Luxottica Group S.p.A. (global)
	Socks and Hosiery	Renfro Corporation

Home	Utility and Blankets	Keeco (by acquisition of Hollander Sleep & Decor)
	Lighting	Visual Comfort of America LLC (global)
International Licensing
Our international licensing partners acquire the right to sell, promote, market, and/or distribute various categories of our products in a given geographic area and source products from us, our product licensing partners, and/or independent sources. International licensees' rights may include the right to own and operate retail stores. As of March 30, 2024, our international licensing partners operated 195 stores and shops.
Digital Ecosystem
Investing in our digital ecosystem remains a primary focus and is a key component of our integrated global omni-channel strategy that spans across owned and partnered channels, both physical and digital. Our digital ecosystem is comprised of directly-operated platforms, wholesale partner websites, third-party digital pure players, social commerce, and third-party mixed reality platforms.
Our directly-operated digital commerce sites represent our digital flagships, featuring the most elevated expression of our brands. The strategy for our digital flagships is to deliver distinct and immersive brand experiences, continuously enhance consumer experience, and develop digital content that drives deeper consumer engagement and conversion. We have launched RalphLauren.com flagships across many new markets and introduced additional languages and payment methods globally. We continue to enhance consumer experiences and engagement with greater personalization, enhanced content, and augmented and virtual reality on our digital flagships and Ralph Lauren app. In connection with our long-term growth strategy, we also continue to scale and expand our Connected Retail capabilities to enhance the consumer experience and leverage inventory across direct-to-consumer channels with abilities such as Endless Aisle, Buy Online-Pick up In Store, and same-day delivery.
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

In connection with our digital commerce operations, we engage consumers through various digital and social media platforms, which are supported through our collaboration with influencers who have an authentic connection to our brand. Ralph Lauren brands are also represented in several mixed reality and gaming platforms, providing digital apparel offerings and virtual brand experiences that attract younger consumers.
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
Additionally, we advertise in consumer and trade publications, and participate in cooperative advertising on a shared cost basis with some of our wholesale and licensing partners. We have outdoor advertising placements in key cities as well, focusing on impact and reach. We also provide point-of-sale fixtures and signage to our wholesale customers to enhance the presentation of our products at their retail locations. In addition, when our licensing partners are required to spend an amount equal to a percentage of their licensed product sales on advertising, in certain cases we coordinate the advertising placement on their behalf. We believe our investments in shop-within-shop environments and retail stores, including our global flagship locations, contribute to and enhance the themes of our brands to consumers.
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
We are the official outfitter for all on-court officials at the Wimbledon, U.S. Open, and Australian Open tennis tournaments. These tournaments provide worldwide exposure for our brand in a relevant lifestyle environment. We also continue to be the exclusive Official Parade Outfitter for the U.S. Olympic and Paralympic Teams, with the right to manufacture, distribute, advertise, promote, and sell products in the U.S. which replicate the Parade Outfits and associated leisure wear. Most recently, we dressed Team U.S.A. for the Winter Olympic Games in Beijing, China in 2022, and we will be dressing the team for the upcoming Summer Olympic Games in Paris, France in 2024, Winter Olympic Games in Milan, Italy in 2026, and Summer Olympic Games in Los Angeles, U.S. in 2028. As part of our involvement with Team U.S.A., we have established a partnership with athletes serving as brand ambassadors and as the faces of our advertising, marketing, and public relations campaigns. We are also the official apparel outfitter for the Professional Golfers' Association ("PGA") of America, the PGA Championship, the U.S. Golf Association, and the U.S. Ryder Cup Team, as well as a partner of the American Junior Golf Association. We sponsor a roster of professional golfers, including Billy Horschel, Andrea Lee, Doc Redman, Trevor Werbylo, Devon Bling, Smylie Kaufman, Tom Watson, Davis Love III, Jonathan Byrd, and Nick Watney.
We believe our partnerships with such prestigious global athletic events reinforce our brand's sporting heritage in a truly authentic way and serve to connect our Company and brands to our consumers through their individual areas of passion.
Sourcing, Production and Quality
We contract for the manufacture of our products and do not own or operate any production facilities. Over 300 different manufacturers worldwide produce our apparel, footwear & accessories, and home products, with no one manufacturer providing more than 5% of our total products (by dollar value) during Fiscal 2024. We source both finished products and raw materials. Raw materials include fabric, buttons, and other trim. Finished products consist of manufactured and fully assembled products ready for shipment to our customers. In Fiscal 2024, approximately 96% of our products (by dollar value) were produced outside of the U.S., primarily in Asia, Europe, and Latin America, with approximately 19% of our products sourced from Vietnam and 15% from China. See "Import Restrictions and Other Government Regulations," Item 1A — "Risk Factors — Risks Related to Macroeconomic Conditions — Economic conditions could have a negative impact on our major customers, suppliers, vendors, and lenders, which in turn could materially adversely affect our business," and Item 1A — "Risk Factors — Risks Related to our Business and Operations — Our business is subject to risks associated with importing products and the ability of our manufacturers to produce our goods on time and to our specifications."
Most of our businesses must commit to the manufacturing of our garments before we sell finished goods, whether through wholly-owned retail stores or to wholesale customers. We also must commit to the purchase of fabric from mills well in advance of our sales. If we overestimate our primary customers' demand for a particular product or the need for a particular fabric or yarn, we primarily sell the excess products or garments made from such fabric or yarn in our outlet stores or through other secondary distribution channels.
Suppliers operate under the close supervision of our global manufacturing division. All products are produced according to our specifications and standards. Production and quality control staff in Asia and Europe, together with our quality control service providers in the Americas and the Middle East, monitor manufacturing at supplier facilities in order to correct problems prior to shipment of the final product. Procedures have been implemented under our vendor certification and compliance programs so that quality assurance is reviewed early in the production process, allowing merchandise to be received at the distribution facilities and shipped to customers with minimal interruption.

Competition
Competition is very strong in the segments of the fashion and consumer product industries in which we operate. We compete with numerous designers and manufacturers of apparel, footwear, accessories, fragrances, and home products, both domestic and international. We also face increasing competition from companies selling our product categories through the Internet. Some of our competitors may be significantly larger and have substantially greater resources than us. We compete primarily on the basis of timeless style, quality, value, and service, which depend on our ability to:
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
•develop and produce innovative, high-quality products in sizes, colors, and styles that appeal to consumers of varying demographics, including age;
•competitively price our products and create a compelling value proposition for consumers, including price increases to mitigate inflationary pressures while simultaneously balancing the risk of lower consumer demand in response to any such price increases;
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

(a)Includes Australia, Cambodia, China, Hong Kong, Macau, Malaysia, New Zealand, the Philippines, Singapore, Taiwan, Thailand, and Vietnam.
All facilities are designed to allow for high-density cube storage and value-added services and utilize unit and carton tracking technology to facilitate process control and inventory management. The distribution network is managed through globally integrated information technology systems.
Information Systems
Our information systems facilitate business processes, consumer experiences, and decision-making support across the Company and our extended ecosystem of manufacturers, vendors, business partners, and customers. Our system applications are connected to support the flow of information across functions, including (i) product design, sourcing, and production; (ii) comprehensive order processing, fulfillment, and distribution; (iii) retail store and digital commerce operations; (iv) marketing and advertising; (v) financial accounting and management reporting; and (vi) human resources.
Our retail operation systems, including point-of-sale registers and merchandising, planning, and inventory management systems, support operational processes within our store network and link with our digital commerce processes to support omni-channel capabilities.
We are continually improving and upgrading our computer systems, services, and software. For example, during Fiscal 2024, we continued the digitalization of our value chain and introduced visual line collaboration. In addition, we continued to enhance our solutions for advanced analytics, furthering our use of artificial intelligence ("AI"), both predictive and generative, and machine learning ("ML") for areas such as forecasting, marketing, and personalization. We also expanded our digital commerce operations to new markets and continued to evolve our consumer experiences, including enhanced search capabilities and redesigning certain of our sites.
See Item 1A — "Risk Factors — Risks Related to Information Systems and Data Security."
See Item 1C — "Cybersecurity" for discussion regarding our cybersecurity risk management and strategy, as well as our cybersecurity governance.
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
Our Board of Directors regularly reviews our people and development strategy, including our employee diversity, equity, and inclusion ("DE&I") initiatives.
Our Employees
As of March 30, 2024, we had approximately 23,400 employees, comprised of approximately 14,800 full-time and 8,600 part-time employees. Approximately 9,900 of our employees are located in the U.S. and 13,500 are located in foreign countries.
As of March 30, 2024, approximately 64% and 36% of our global workforce self-identified as female and male, respectively. In the U.S., approximately 60% of our workforce self-identified as an underrepresented race and ethnic group and 33% self-identified as White, with the remaining 7% electing not to disclose such information.
Diversity, Equity, and Inclusion
We believe the diversity of our employees and our culture of inclusivity drive innovation and creativity, and we are committed to further strengthening such diversity and inclusion across race, ethnicity, gender, sexual orientation, disability, and mental health and wellness, among other demographics, ensuring fairness for all. Our DE&I strategy is guided by the following five pillars:
1.Talent — Ensure that fostering a culture of inclusion and belonging is a priority company-wide, resulting in the cultivation of diverse teams and elevation of underrepresented talent to leadership ranks. Throughout Fiscal 2024, we continued to maintain gender parity in our leadership ranks for Vice President and above. Additionally, we have 19% people of color in our global leadership team. We also plan to continue driving progress towards our goal of exceeding an 80% employee survey score on "my manager champions diversity and psychological safety."
2.Collaboration and Belonging — Enable open dialogue and create opportunities for the amplification of diverse voices and perspectives. We have a roadmap designed to deliver a customized approach to ensure accessibility for employees worldwide. Our Employee Impact Groups ("EIGs") harness the talent and passion of our employees from around the world to help create an inclusive and diverse company culture, as well as learning and engagement opportunities. Our mission is to create EIGs that enable the organization to (i) deliver results that tie directly to our Next Great Chapter: Accelerate growth strategy by fostering a culture where all employees can thrive; (ii) advance a trustful and engaged work environment; (iii) boost inclusive leadership capabilities to promote a sense of belonging for all employees; and (iv) empower our employees to positively impact our workplace and the communities in which we live and serve.
3.Learning — We remain dedicated to the growth and advancement of our talent and offer a wide range of development programs for all levels, including on-the-job training and coaching and skill-building through our various customized learning and training programs. All of our employee learning and development programs aim to promote our Ralph Lauren Success Drivers — the key attributes, skills, ways of thinking, and behaviors that ultimately create conditions that better enable individuals and teams to succeed. Specific to DE&I education, we have in place a global "includership" program. We are also continuing to evolve our cultural awareness training.
4.Communication and Messaging — Optimize our inclusive message and increase the transparency of our DE&I initiatives. We gather direct feedback from our employees and measure their engagement to better understand how we can improve.
5.Celebration and Recognition — Appreciate our unique differences and increase educational events for all employees with a focus on diverse experiences. Many of these events occur during designated heritage and awareness moments, driven by our EIGs. Our robust programming includes heritage and celebration months, speaker series, educational forums and "Powerful Perspectives," which are leader-led conversations focused on different DE&I topics across the globe. Our DE&I efforts have been recognized in recent years, with various recognition achievements and distinctions, including, but not limited to, being named within Parity.org's "Best

Companies for Women to Advance" and "Best Companies for People of Color to Advance," Fortune's "World's Most Admired Companies," Forbes' "World's Best Employers" and "America's Best Employers for Diversity," and Newsweek's "America's Most Responsible Companies" and "America's Greatest Workplaces for Diversity."
Additional information relating to our DE&I initiatives and goals can be found in our most recently published Global Citizenship & Sustainability Report covering Fiscal 2023, which is available on our corporate website at https://corporate.ralphlauren.com/citizenship-and-sustainability. Our Global Citizenship & Sustainability Report covering Fiscal 2024 is expected to be released in September 2024. The content of our sustainability reports is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.
Talent Development
We continue our commitment to the growth and development of our employees and offer a comprehensive suite of development programs catering to all career levels and employee needs. Alongside continuous on-the-job training, development, and coaching, our employees benefit from access to our learning platform, Ralph Lauren Learning, facilitating skill enhancement and future readiness. Our collective learning and development endeavors propel individual career mobility and career growth. Our commitment to talent cultivation remains steadfast as we invest in the growth and development of our people.
Throughout Fiscal 2024, our dedication to fostering leadership excellence persisted through the RL Learning Academy, bolstering our management and leadership development initiatives. Additionally, we intensified our focus on employee empowerment and knowledge enrichment, providing tailored resources such as concise product knowledge materials and immersive learning capsules addressing DE&I in the workplace.
These cohesive learning initiatives not only serve to empower our employees but also underscore our commitment to cultivating a dynamic and inclusive workplace culture. By equipping our team with the necessary tools and insights for professional growth, we facilitate career progression and strengthen our employees as individuals deeply aligned with our company values, vision, and purpose.
Employee Safety and Well-Being
We are committed to the safety, health, and overall well-being of each of our employees and their families, providing a wide array of physical, emotional, social, and financial support to meet this objective. THRIVE, our global wellness program and related application tool, provides access to volunteer events and physical and mental wellness support. The THRIVE application also provides a daily pulse question through Microsoft Teams, which links to additional wellness articles based on an employee's response. In addition, these pulse responses are tracked so that employees can view their well-being progress. In partnership with THRIVE, we hosted educational workshops on a wide range of topics such as family well-being, women's health, and mental health.
Our priority continues to be ensuring the safety and well-being of all of our employees, customers, and the communities in which we operate in around the world. In this regard, for North America, in situations that make one feel unsafe, but do not warrant a call to 911, we have in place a program — Bond — making available the services of a security professional by an employee's side through an application, monitoring them and standing by to respond within seconds using voice, video, and chat.
Our employee well-being services in the U.S. include Gympass, a platform that offers resources to support one's body, mind, and mood, providing access to 12,000 fitness facilities nationwide at discounted prices, livestreamed group fitness classes, virtual personal training, and on-demand wellness partners providing fitness, meditations and mindfulness, mental health, and nutrition. In Asia, we launched Wellspace, a mobile app that helps employees improve mental and physical well-being. In the United Kingdom, we piloted Ralph Lauren's first-ever Well-being Champions program. After completing mental health training, Well-being Champions will deliver immediate care to anyone experiencing a personal crisis or distress in the workplace. Employees are not trained to be mental health professionals but rather develop an understanding, skills, and awareness regarding accessing support. In addition to these regional programs, we continue to host monthly wellness webinars globally and provide weekly meditation classes.
We also launched Facebook Workplace to our global employee population, an internal social media platform that allows our people to connect as one Ralph Lauren community and share about their interests, workplace achievements, personal and professional milestones, and learn more about their benefits and wellness.

Compensation and Benefits
We are committed to providing competitive compensation and benefits to attract and retain a diverse and talented workforce. In addition, we take a proactive approach to pay equity and continually monitor our compensation programs to promote fairness. In Fiscal 2024, we expanded our partnership with an independent workplace-equity firm to analyze our employee compensation based on gender, race, and ethnicity, as well as promotions or transfers.
We offer a wide array of both employer-paid and employee-paid benefits to support our employees' overall financial, physical, and mental well-being, including, but not limited to, healthcare and welfare benefits, retirement savings, paid time off, temporary leave, sabbaticals, and flexible work arrangements. We understand that everyone has unique needs when it comes to caring for and growing their families.
During Fiscal 2024, we expanded paid parental leave from four to six weeks globally to better support our employees welcoming the birth, adoption, or fostering of a new child. In the U.S., we also expanded fertility preservation medical coverage to include non-infertility diagnoses. Also in the U.S., we piloted a digital platform that provides 24-7 virtual care and resources for family building, pregnancy, postpartum, and menopause. Further, in order to better support our employees' financial security, we expanded our pay advance option from Europe to the U.S, which allows our employees to request their earned-but-unpaid wages instantly net of a nominal fee or the next business day for free, while also providing tools to help with budgeting and savings.
As we continue to ensure employees can access benefits information easily and in real-time, as well as finding new ways to communicate with our retail employees, we have recently expanded our flexible benefits platform in the United Kingdom to include Switzerland, and plan to extend the program to more countries in the future. This platform enables employees to select relevant benefits that fit their needs and lifestyle, access benefits information directly from their mobile or laptop, and submit their benefits selections on the platform. The platform also offers a communications module to send push notifications via the mobile app when an action is required from an employee.
Information About Our Executive Officers
As of the filing date of this Form 10-K, the following are our current executive officers and their principal recent business experience:

Ralph Lauren	Age 84	Mr. Ralph Lauren founded our business in 1967 and, for over five decades, has cultivated the iconography of America into a global lifestyle brand. He has been our Executive Chairman and Chief Creative Officer since November 2015, and a director of the Company since prior to our initial public offering in 1997. He had previously been our Chairman and Chief Executive Officer since prior to our initial public offering in 1997 until November 2015. In addition, he was previously a member of our Advisory Board or the Board of Directors of our predecessors since their organization.

Patrice Louvet	Age 59	Mr. Louvet has served as our President and Chief Executive Officer, and a director of the Company since July 2017. Prior to joining the Company, he served as the Group President, Global Beauty, of Procter & Gamble Co. ("P&G") since February 2015. Prior to that role, Mr. Louvet held successively senior leadership positions at P&G, including the roles of Group President, Global Grooming (Gillette), and President of P&G's Global Prestige Business. Before he joined P&G, he served as a Naval Officer, Admiral Aide de Camp in the French Navy from 1987 to 1989. Mr. Louvet graduated from École Supérieure de Commerce de Paris and received his M.B.A. from the University of Illinois. Mr. Louvet also serves on the board of trustees of the Hospital of Special Surgery and joined the board of directors of Danone in April 2022. He is also on the CEO Advisory Council of the Fashion Pact, a coalition committed to advancing environmental sustainability in the fashion and textile industries.

Jane Hamilton Nielsen	Age 60	Ms. Nielsen has been our Chief Financial Officer since September 2016 and our Chief Operating Officer since March 2019. She served as Chief Financial Officer of Coach, Inc. from September 2011 to August 2016. From 2009 to 2011, she was Senior Vice President and Chief Financial Officer of PepsiCo Beverages Americas and the Global Nutrition Group, divisions of PepsiCo, Inc., with responsibility for all financial management including financial reporting, performance management, capital allocation, and strategic planning. Prior to that, Ms. Nielsen held various senior roles in finance at PepsiCo, Inc. and Pepsi Bottling Group starting in 1996. She also serves on the board of directors of Mondelez International since May 2021, and previously served on the board of directors of Pinnacle Foods Inc. Ms. Nielsen received her M.B.A. from the Harvard Business School and B.A. from Smith College.

David Lauren	Age 52	Mr. David Lauren has been our Chief Branding and Innovation Officer, Strategic Advisor to the CEO, and Vice Chairman of the Board since April 2022. He served as our Chief Innovation Officer, Strategic Advisor to the CEO, and Vice Chairman of the Board from October 2016 to March 2022. Prior to that, he served in numerous leadership roles at the Company with responsibility for advertising, marketing, communications, and philanthropy. He has been a director of the Company since August 2013. Mr. D. Lauren oversees the Company's innovation strategy, processes, and capabilities to drive its brand strength and financial performance across all channels. He has been instrumental in growing the Company's global digital commerce business and pioneering our technology initiatives. Mr. D. Lauren is also the President of The Ralph Lauren Corporate Foundation (formerly known as The Polo Ralph Lauren Foundation). Before joining the Company in 2000, he was Editor-In-Chief and President of Swing, a general interest publication for Generation X. Mr. D. Lauren is the son of Mr. R. Lauren.

Halide Alagöz	Age 52	Ms. Alagöz joined the Company as the Corporate Senior Vice President of Global Manufacturing and Sourcing in 2016. She has been our Chief Product Officer since March 2021. Ms. Alagöz is responsible for our end-to-end product life cycle, bringing the magic of our design and product vision to life for our consumers around the world. She leads our Polo, RRL, and Lauren brand teams and additionally drives innovation and the seamless execution – from development through sourcing – of all products across the Ralph Lauren portfolio. Prior to joining the Company, Ms. Alagöz was with H&M Corporation for 18 years, most recently in Hong Kong as the Head of Purchasing. During her tenure with H&M, Ms. Alagöz was responsible for various regional and global supply chain operations in Hong Kong, China, Bangladesh, and Turkey. She also serves on the board of directors of the American Apparel & Footwear Association since April 2018 and was confirmed as its Vice Chair for its 2024-2025 term in March 2024. Ms. Alagöz earned both her bachelor's degree in Industrial Engineering and her master's degree in Engineering Management from Istanbul Technical University.

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
Risks Related to Macroeconomic Conditions
Economic, political, and other conditions may adversely affect the global economy and/or the level of consumer purchases of discretionary items and luxury retail products, including our products.
The global economy and retail industry are impacted by many different factors that are outside of our control, including, among others, man-made or natural disasters, including pandemic diseases; consumer perceptions of personal well-being and safety; consumer perceptions of current and future economic conditions, including any recessionary fears; employment levels and wage rates; stock market performance; inflation; interest rates; foreign currency exchange rates; the housing market; consumer debt levels; the availability of consumer credit; the health and stability of the banking sector; the availability and price of commodities, including fuel and energy costs; global food supplies; taxation; diplomatic and trade relationships; general domestic and international political conditions; the threat, outbreak, or escalation of terrorism, military conflicts, or other hostilities; and weather conditions.
Current economic conditions, most notably persisting inflationary pressures (including increases in the cost of raw materials, transportation, and salaries & benefits), high interest rates, significant foreign currency volatility, bank failures, and concerns of a potential recession, continue to impact consumer discretionary income levels, spending, and sentiment in the U.S. and beyond. In response to such pressures, as well as in an effort to reduce elevated inventory levels, many retailers (particularly in the U.S.) have become increasingly more promotional in an attempt to offset traffic declines and increase conversion. Our gross margins could be adversely impacted if we were to apply a similar strategy over a prolonged period of time.
The global economy has also been negatively impacted by ongoing military conflicts taking place in various parts of the world, most notably the Russia-Ukraine and Israel-Hamas wars, other recent hostilities in the Middle East, and militant attacks on cargo vessels in the Red Sea. Although our voluntary decision to suspend operations in Russia has not resulted in a material impact to our consolidated financial statements and our ongoing operations in Israel are also not material, our business has been, and may continue to be, impacted by the broader macroeconomic implications resulting from these and other military conflicts, including inflationary pressures, unfavorable foreign currency exchange rates, increases in energy prices, food shortages, and volatility in financial markets, among other factors, which have adversely impacted consumer sentiment and confidence. Although our business has not been significantly impacted by the recent Red Sea crisis, it could lead to shipping delays, inventory shortages, and/or higher freight costs in the near future and beyond. It is not clear at this time how long these conflicts will endure, or if they will escalate further with additional countries declaring war against each other, which could further amplify the impacts of the various macroeconomic factors described above and potentially result in a global recession.
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
Although we believe that our existing cash and investments, cash provided by operations, and available borrowing capacity under our credit and overdraft facilities and commercial paper borrowing program will provide us with sufficient liquidity, the impact of adverse economic conditions (such as persisting inflationary pressures and high interest rates) on our major customers, suppliers, vendors, and lenders and their ability to access global capital markets cannot be predicted. The inability of third parties to manufacture and/or ship our products due to insufficient liquidity or otherwise could impair our ability to meet the delivery date requirements of our customers. A disruption in the ability of our significant customers to access liquidity could cause serious disruptions or an overall deterioration of their businesses which could lead to a significant reduction in their future orders of our products and the inability or failure on their part to meet their payment obligations to us, any of which could have a material adverse effect on our business.
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
Our business is exposed to foreign currency exchange risk. Specifically, changes in exchange rates between the U.S. Dollar and other currencies impact our financial results from a transactional perspective, as our foreign operations generally purchase inventory in U.S. Dollars. Given that we source most of our products overseas, the cost of these products may be affected by changes in the value of the relevant currencies. Changes in currency exchange rates may also impact consumers' willingness or ability to travel abroad and/or purchase our products while traveling, as well as affect the U.S. Dollar value of the foreign currency denominated prices at which our international businesses sell products. Additionally, the operating results and financial position of our international subsidiaries are exposed to foreign exchange rate fluctuations as their financial results are translated from the respective local currency into U.S. Dollars during the financial statement consolidation process. The foreign currencies to which we are exposed to from a transactional and translational perspective primarily include the Euro, the Japanese Yen, the British Pound Sterling, the South Korean Won, the Chinese Renminbi, the Canadian Dollar, the Swiss Franc, and the Australian Dollar. The expansion of our international business increases our exposure to foreign currency exchange risk.
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
Widespread public health emergencies or infectious disease outbreaks, such as the novel strain of coronavirus commonly referred to as COVID-19, have had, and could again in the future have, a material adverse effect on our business, results of operations, and financial condition. Potential impacts to our business include, but are not limited to: (i) our ability to successfully execute our long-term growth strategy; (ii) supply chain disruptions resulting from closed factories, reduced workforces, scarcity of raw materials, shipping and loading capacity constraints, and scrutiny or embargoing of goods produced in infected areas, including any related cost increases; (iii) reduced retail traffic at our stores and those of our wholesale customers and licensing partners due to forced closures or other operational restrictions, such as reduced capacity limits and operating hours, declines in tourism, and/or potential changes in consumer behavior and shopping preferences, such as their willingness to congregate in shopping centers or other populated locations and the overall growing preference to shop online versus at traditional brick and mortar locations; (iv) potential declines in the level of consumer purchases of discretionary items and luxury retail products, including our products, caused by higher unemployment and lower disposal income levels, inflationary pressures, travel and social gathering restrictions, work-from-home arrangements, or other factors beyond our control; (v) the potential build-up of excess inventory as a result of store closures and/or lower consumer demand; (vi) temporary closures or other operational restrictions of our distribution centers and/or corporate facilities; (vii) our ability to attract, retain, and manage employees; (viii) additional costs to protect the health and safety of our employees, customers, and communities, such as more frequent and thorough cleanings of our facilities and supplying personal protection equipment; (ix)

the potential loss of one or more of our significant wholesale customers or licensing partners, or the loss of a large number of smaller wholesale customers or licensing partners, if they are not able to withstand prolonged periods of adverse economic conditions, and our ability to collect outstanding receivables; (x) increased vulnerability to data security or privacy breaches as a result of remote working arrangements; (xi) our ability to successfully negotiate with landlords to obtain rent abatements, rent deferrals, and other relief; (xii) our ability to access capital markets and maintain compliance with covenants associated with our existing debt instruments, as well as the ability of our key customers, suppliers, and vendors to do the same with regard to their own obligations; (xiii) our ability to generate sufficient cash flows to support our operations, including repayment of our debt obligations as they become due, as well as to return value to our shareholders in the form of dividend payments and repurchases of our common stock; (xiv) diversion of management attention and resources from ongoing business activities and/or a decrease in employee morale; and (xv) our ability to maintain an effective system of internal controls and compliance with the requirements under the Sarbanes-Oxley Act of 2002.
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
Although we believe that our growth strategy will lead to long-term growth in revenue and profitability, there can be no assurance regarding the timing of or extent to which we will realize the anticipated benefits, if at all. Our failure to realize the anticipated benefits, which may be due to our inability to execute the various elements of our growth strategy, changes in consumer preferences, competition, economic conditions (including ongoing inflationary pressures), and other risks described herein, such as those related to pandemic diseases, supply chain disruptions, and military conflicts or other hostilities, could have a material adverse effect on our business. Such a failure could also result in the implementation of new restructuring-related activities, which may be dilutive to our earnings in the short term.
Achievement of our growth strategy may require investment in new capabilities, distribution channels, and technologies, such as those related to our Next Generation Transformation project. These investments may result in short-term costs without accompanying current revenues and, therefore, may be dilutive to our earnings in the short term. There can be no assurance regarding the timing of or extent to which we will realize the anticipated benefits of these investments and other costs, if at all.
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
Any of these challenges could delay or otherwise prevent us from successfully executing our distribution expansion strategy. There can be no assurance that our new stores and shop-within-shops will be successful and profitable or if the capital costs associated with the build-out of such new locations will be recovered. Further, entry into new markets may bring us into competition with new or existing competitors that have a more established market presence than us or other competitive advantages. Other risks related to our international expansion plans include (i) changes in general economic conditions in specific countries and markets, including those resulting from inflationary pressures, pandemic diseases, natural or man-made disasters, civil or political instability, or military conflicts, terrorist acts, or other hostilities; (ii) changes in diplomatic and trade relationships and any resulting anti-American sentiment; (iii) foreign government regulation; (iv) risks associated with importing products; and (v) restrictions on the repatriation of funds held internationally, among other risks described herein. If our expansion plans are unsuccessful or do not deliver an appropriate return on our investments, our business, results of operations, and financial condition could be adversely affected.
The success of our business also depends largely on our ability to continue to maintain, enhance, and expand our digital footprint and capabilities. Consumers continue to increasingly shop online using computers, smartphones, tablets, and other devices, and also use such devices to perform comparison shopping on a real-time basis. Certain adverse events, such as pandemic diseases and severe weather, tend to amplify this trend, as consumers may find it difficult to travel to our brick and mortar locations or otherwise prefer to avoid populated locations, such as indoor shopping centers. Any failure on our part, or on the part of our third-party digital partners, to provide attractive, reliable, secure, and user-friendly digital commerce platforms, including mobile apps, could negatively impact our customers' shopping experience resulting in reduced website traffic, diminished loyalty to our brands, and lost sales. In addition, as we continue to expand and increase the global presence of our digital commerce business, sales from our brick and mortar stores and wholesale channels of distribution in areas where digital commerce sites are introduced may decline due to changes in consumer shopping habits and cannibalization.
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
Our marketing and advertising programs are integral to the success of our product offerings and on our ability to attract new customers and retain existing customers. Our communication campaigns are increasingly being executed through digital and social media platforms to drive further engagement with the younger consumer, with a focus on influencers. However, we cannot assure that our marketing and advertising programs will be successful or appeal to consumers. Ineffective marketing and advertising programs could impede our ability to maintain brand relevance, attract new customers, or retain existing customers.
The success of our business also depends on our ability to continue to develop and maintain a reliable omni-channel experience for our customers, as well as our ability to introduce new Connected Retail capabilities, such as virtual selling appointments, Endless Aisle, Buy Online-Ship from Store, Buy Online-Pick Up in Store, and mobile checkout and contactless payments, among other capabilities. Our business has evolved from an in-store experience to a shopping experience through multiple technologies, including computers, smartphones, tablets, and other devices, as our customers have become increasingly technologically savvy and expect a seamless omni-channel experience regardless of whether they are shopping in stores or online. We are increasingly using digital and social media platforms to interact with customers and enhance their shopping experience. If we are unable to develop and continuously improve our customer-facing technologies, the efforts of which typically require significant capital investments, we may not be able to provide a convenient and consistent experience to our customers regardless of the sales channel. This could negatively affect our ability to compete with other retailers and result in diminished loyalty to our brands, which could adversely impact our business. For discussion of additional risks related to our use of information technology, see "Risks Related to Information Systems and Data Security."
Our retail stores are generally located in shopping malls or other shopping centers. Our sales at such stores, as well as our flagship locations, are largely dependent upon the volume of retail traffic in those shopping centers and the surrounding area. Retail traffic to our stores has been, and may continue to be, negatively impacted by disruptions caused by adverse economic conditions, pandemic diseases, natural or man-made disasters, severe weather conditions, declines in tourism, the increasing shift towards digital commerce channels, and other various factors beyond our control. Any significant declines in retail traffic in the future could have a material adverse effect on our business.
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
The nature of the apparel retail industry requires us to carry a significant amount of inventory, especially prior to the peak holiday selling season when we build up our inventory levels in order to meet anticipated consumer demand. Although we have shortened lead times for the design, sourcing, and production of certain of our product lines, we expect to continue to place orders with our vendors for the majority of products in advance of the related selling season. As a result, we are vulnerable to changes in consumer preferences and demand and pricing shifts. Our failure to continue to shorten lead times or to correctly anticipate consumer preferences and demand could result in the build-up of excess inventory. Other factors beyond our control could also result in the build-up of excess inventory, including unforeseen adverse economic conditions or business disruptions, such as those caused by pandemic diseases. Excess inventory levels could result in the utilization of less-preferred distribution channels, markdowns, promotional sales, donations, or destruction to dispose of such excess or slow-moving inventory, which may negatively impact our overall profitability and/or impair the image of our brands. Conversely, if we underestimate consumer demand for our products or if manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages, which may negatively impact customer relationships, diminish brand loyalty, and result in lost sales. Any of these outcomes could have a material adverse effect on our business.
Additionally, our industry is subject to significant pricing pressure caused by many factors, including persisting inflationary pressures, intense competition and a highly promotional retail environment, consolidation in the retail industry, pressure from retailers to reduce the costs of products, excess inventory levels in the marketplace, and changes in consumer spending patterns. Although we continue to limit our promotional activity in connection with our quality of sales initiatives, these factors may cause us to reduce our sales prices to retailers and consumers, which could cause our gross margin to decline. If our sales prices decline and we fail to sufficiently reduce our product costs or operating expenses, our profitability will decline. In addition, changes in our customer, channel, and geographic sales mix could have a negative impact on our profitability. Any of these outcomes could have a material adverse effect on our business.
We may not fully realize the expected cost savings and/or operating efficiencies from our restructuring plans.
We have implemented restructuring plans to support key strategic initiatives. Although designed to deliver long-term sustainable growth, restructuring plans present significant potential risks that may impair our ability to achieve anticipated operating enhancements and/or cost reductions, or otherwise harm our business, including (i) higher than anticipated costs in implementing planned workforce reductions, particularly in highly regulated locations outside the U.S.; (ii) higher than anticipated lease termination and store or facility closure costs (see "Risks Related to our Business and Operations — Our business is subject to risks associated with leasing real estate and other assets under long-term, non-cancellable leases"); (iii) failure to meet operational targets or customer requirements due to the loss of employees or inadequate transfer of knowledge; (iv) failure to maintain adequate controls and procedures while executing, and subsequent to completing, our restructuring plans; (v) diversion of management attention and resources from ongoing business activities and/or a decrease in employee morale; (vii) attrition beyond any planned reduction in workforce; and (viii) damage to our reputation and brand image due to our restructuring-related activities.
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
We also depend on the service and management experience of other key executive officers and members of senior management who have substantial experience and expertise in our industry and our business and have made significant contributions to our growth and success. Any changes in our executive and senior management team, including those resulting from our restructuring actions, may be disruptive to, or cause uncertainty in, our business and future strategic direction. The departure of any key individual and the failure to ensure a smooth transition and effective transfer of knowledge involving senior employees could hinder or delay our strategic planning and execution, as well as adversely affect our ability to attract and retain other experienced and talented employees. The success of our business also depends on our ability to attract and retain an adequate number of qualified employees to operate our retail stores and distribution centers and to perform various corporate functions.
Competition in our industry to attract and retain employees is intense and is influenced by our reputation, our ability to offer competitive compensation and benefits, and economic conditions, among other factors. Furthermore, the retail industry (among others) has experienced, and could again experience in the future, overall labor shortages resulting from a combination of pandemic diseases, labor disputes, strikes, and other factors. The introduction of new work arrangements and company-specific requirements regarding when and how often employees are required to work on-site versus remotely may also impact companies' ability to attract and retain employees. As companies increasingly allow employees to work remotely, traditional geographic competition for talent may change in ways that we cannot predict. The departure of key individuals or our failure to maintain sufficient employee staffing levels could have a material adverse impact on our business, as well as impede our ability to maintain an effective system of internal controls and compliance with the requirements under the Sarbanes-Oxley Act of 2002.
We face intense competition worldwide in the markets in which we operate.
We face increasing competition from companies selling apparel, footwear, accessories, home, and other of our product categories through the Internet. Although we sell our products through the Internet, increased competition and promotional activity in the worldwide apparel, footwear, accessory, and home product industries from Internet-based competitors could reduce our sales, prices, and margins. We also face intense competition from other domestic and foreign fashion-oriented apparel, footwear, and accessory companies that sell products through brick and mortar stores and wholesale and licensing channels. We compete with these companies primarily on the basis of: (i) anticipating and responding in a timely fashion to changing consumer demands and shopping preferences, including the ever-increasing shift to digital brand engagement, social media communications, and online and cross-channel shopping; (ii) creating and maintaining favorable brand recognition, loyalty, and a reputation for quality, including through digital brand engagement and online and social media presence; (iii) developing and producing innovative, high-quality products in sizes, colors, and styles that appeal to consumers of varying demographics, including age; (iv) competitively pricing our products and creating a compelling value proposition for consumers, including price increases to mitigate inflationary pressures while simultaneously balancing the risk of lower consumer demand in response to any such price increases; (v) providing strong and effective marketing support in several diverse demographic markets, including through digital and social media platforms in order to stay better connected to consumers; (vi) establishing relationships with athletes, musicians, influencers, and other celebrities to promote our brands and products; (vii) providing attractive, reliable, secure, and user-friendly digital commerce sites; (viii) adapting to changes in technology, including the successful utilization of data analytics, artificial intelligence, and machine learning; (ix) obtaining sufficient retail floor space and effective presentation of our products at stores and shop-within-shops; (x) attracting consumer traffic to stores, shop-within-shops, and digital commerce sites; (xi) sourcing sustainable and traceable raw materials at cost-effective prices; (xii) anticipating and maintaining proper inventory levels; (xiii) ensuring product availability and optimizing supply chain and distribution efficiencies with third-party manufacturers and retailers; (xiv) maintaining and growing market share; (xv) recruiting and retaining employees to operate our retail stores, distribution centers, and various corporate functions; (xvi) protecting our intellectual property; and (xvii) ability to withstand prolonged periods of adverse economic conditions or business disruptions.
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
Our success depends on the value and reputation of our brands and our ability to consistently anticipate, identify, and respond to customers' demands, preferences, and fashion trends in the design, pricing, and production of our products, including the preference for certain products to be manufactured in the U.S., and deliver high-quality and sustainable products supported by engaging marketing campaigns. Any negative publicity regarding Mr. R. Lauren, or other members of our executive and senior management team, or our Company as a whole, especially through social media which accelerates and increases the potential scope of negative publicity, could adversely impact the image of our brands with our customers and result in diminished loyalty to our brands and potentially lead to adverse consumer actions, including boycotts, even if the subject of such publicity is unverified or inaccurate and we seek to correct it. Consumer sentiment can also be influenced by our partnership with athletes and other public figures, our relationships with wholesale customers, licensees, and suppliers, our views on political and social issues, or our long-term initiatives and goals regarding our impact on the environment and society as a whole, among other factors. Even if we react appropriately to negative publicity, our customers' perception of our brand image and our reputation could be negatively impacted. Any failure on our part to retain the value and reputation of brands could adversely impact our business.
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
We do not own or operate any manufacturing facilities and depend exclusively on independent third parties for the manufacture of our products. Our products are manufactured to our specifications through arrangements with over 300 foreign manufacturers in various countries. In Fiscal 2024, approximately 96% of our products (by dollar value) were produced outside of the U.S., primarily in Asia, Europe, and Latin America, with approximately 19% of our products sourced from Vietnam and 15% from China. Risks inherent in importing our products include (i) adverse changes in local economic conditions, such as prolonged periods of recession, high inflation, or other factors described herein; (ii) changes in social or political conditions, including those resulting from military conflicts, terrorist acts, or other hostilities, that could result in the disruption of trade from the countries in which our manufacturers or suppliers are located; (iii) pandemic diseases, which could result in closed factories, reduced workforces, scarcity of raw materials, port congestion, and scrutiny or embargoing of goods produced in infected areas; (iv) changes in diplomatic and trade relationships, including the imposition of any sanctions, restrictions, and other responses, such as those issued by the U.S. and other countries against Russia in response to Russia's war with Ukraine; (v) the imposition of additional regulations, quotas, trade sanctions, or safeguards relating to imports or exports, and costs of complying with such regulations and other laws relating to the identification and reporting of the sources of raw materials used in our products, which could lead to the detention, exclusion, or seizure of goods and imposition of monetary penalties and fines; (vi) the imposition of additional duties, tariffs, taxes, and other charges on imports or exports; (vii) unfavorable changes in the availability, cost, or quality of raw materials and commodities; (viii) labor shortages within our supply chain resulting from labor disputes, strikes, or otherwise; (ix) increases in the cost of labor or transportation; (x) disruptions of shipping and international trade caused by natural and man-made disasters, severe weather (such as recent droughts impacting the passage way through the Panama canal), military conflicts, terrorist acts, or other hostilities (such as recent militant attacks on cargo vessels in the Red Sea), or other unforeseen events, including any resulting impact to shipping prices; (xi) heightened terrorism-related cargo and supply chain security concerns, which could subject imported or exported goods to additional, more frequent, or more thorough inspections, leading to delays in the delivery of cargo; and (xii) decreased scrutiny by customs officials for counterfeit goods, leading to lost sales, increased costs for our anti-counterfeiting measures, and damage to the reputation of our brands.

The entire apparel industry, including our Company, has faced, and could continue to face, supply chain challenges as a result of inflationary pressures, political instability, severe weather, military conflicts and other hostilities, pandemic diseases, and other factors, including reduced freight availability, port congestion, labor shortages, and rising wages and energy costs, among other factors. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our strict quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries, or a substantial reduction in purchase prices. We have also incurred, and may continue to incur, higher freight and other logistic costs as a result of certain of the beforementioned factors. In addition, the cost and availability of raw materials used to manufacture our products are subject to significant fluctuation as a result of certain of the beforementioned factors (including persisting inflationary pressures), as well as crop yields which could be negatively impacted by severe weather conditions. We may not be able to implement price increases that fully offset increases in raw materials, freight, or other sourcing costs and/or any such price increases could have an adverse impact on consumer demand for our products. Any one of these factors could have a material adverse effect on our business. For a discussion of risks related to the potential imposition of additional regulations and laws, see "Risks Related to Regulatory, Legal, and Tax Matters — Our ability to conduct business globally may be affected by a variety of legal, regulatory, political, and economic risks."
Our business could suffer if we need to replace manufacturers or distribution centers.
We do not own or operate any manufacturing facilities and depend exclusively on independent third parties for the manufacture of our products, the majority of which are located in foreign countries. Accordingly, the success of our business depends on our ability to identify reputable manufacturers who can fulfill our orders timely and to our specifications, as well as the timely importation, customs clearance, and shipment of products to and from our various distribution centers.
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
In addition, we rely on a number of owned, leased, and independently-operated distribution facilities around the world to warehouse and ship products to our customers and perform other related logistic services. Our ability to meet the needs of our customers depends on the proper operation of these distribution centers. Our distributions centers generally utilize computer-controlled and automated equipment, which are subject to various risks, including software viruses, security breaches, power interruptions, or other system failures. If any of our distribution centers were to close or become inoperable or inaccessible for any reason, including, but not limited to, natural disasters, severe weather, labor shortages, fires, and system failures, pandemic diseases, or if we fail to successfully consolidate existing facilities or transition to new facilities, we could experience a substantial loss of inventory, disruption of deliveries to our customers and our stores, increased costs, and longer lead times associated with the distribution of products during the period that would be required to reopen or replace the facility. Any such disruptions could have a material adverse effect on our business.
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
Several of our department store customers, including some under common ownership, account for a significant portion of our wholesale net sales. A substantial portion of sales of our licensed products by our domestic licensing partners are also made to our largest department store customers. Sales to our three largest wholesale customers accounted for approximately 13% of total net revenues for Fiscal 2024, and these customers accounted for approximately 29% of our total gross trade accounts receivable outstanding as of March 30, 2024. Substantially all sales to our three largest wholesale customers related to our North America segment.
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
The department store sector has experienced numerous consolidations, restructurings, reorganizations, bankruptcies, and other ownership changes in recent times, which could potentially increase in frequency as a result of current adverse economic conditions, including persisting inflationary pressures and high interest rates, and/or changes in consumer shopping preferences, such as the continued shift away from traditional brick and mortar wholesale retailers to larger online retailers. Such disruptions have typically resulted in store closures (such as Macy's recently announced plan to close 150 stores over the next three years), centralized purchasing decisions, and increased emphasis on inventory management and productivity, which could result in fewer stores carrying our products or reduced demand of our products by our wholesale customers. There can be no assurance that our wholesale customers have adequate financial resources and/or access to additional capital to withstand prolonged periods of adverse economic conditions. The loss of one or more significant wholesale customers, or the loss of a large number of smaller wholesale customers, could have a material adverse effect on our business. Furthermore, the consolidation or other changes with respect to our wholesale customers could decrease our opportunities in the market, increase our reliance on a smaller number of large wholesale customers, and/or decrease our negotiating strength with our wholesale customers.
Certain of our large wholesale customers, particularly those located in the U.S., have been highly promotional and have aggressively marked down their merchandise, including our products. The continuation of such promotional activity could negatively impact our brand image and/or lead to requests from those customers for increased end-of-season markdown allowances. In response and in connection with our growth plan, we strategically reduce shipments to certain of our customers and exit less productive doors when deemed appropriate.
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
As of March 30, 2024, our consolidated indebtedness was approximately $1.1 billion, comprised of our outstanding unsecured senior notes. We also maintain several credit and overdraft facilities, including our Global Credit Facility, which collectively had a remaining availability of approximately $807 million as of March 30, 2024. Accordingly, the amount of our indebtedness could further increase materially if we decide to draw upon our credit or overdraft facilities. This substantial level of indebtedness could have adverse consequences to our business, including (i) making it more difficult to satisfy our debt obligations as they become due; (ii) impairing our ability to obtain additional financing in the future; (iii) requiring a substantial portion of our cash flows from operations to be used for the payment of principal and interest on our indebtedness, thereby reducing the amount of cash available to fund working capital needs, capital expenditures, and other general corporate purposes; (iv) limiting our flexibility to plan for, or react to, changes in our business; and (v) increasing our vulnerability to adverse economic and industry conditions.
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
Additionally, the Federal Reserve has raised interest rates multiple times in an effort to mitigate current inflationary pressures and further increases could potentially occur in the future. Although many economists predict that the Federal Reserve will reduce interest rates over the next 12 months, it is unclear when and to what extent any such reductions may occur, if at all. Higher interest rates may increase the cost of any borrowings under our various credit and overdraft facilities, as well as negatively impact consumer sentiment and the global economy as a whole, which could result in a material adverse effect on our business.
We rely on our licensing partners to preserve the value of our licenses. Failure to maintain licensing partners could harm our business.
The risks associated with our own products also apply to our licensed products in addition to any number of possible risks specific to a licensing partner's business, including risks associated with a particular licensing partner's ability to (i) obtain capital; (ii) execute its business plans; (iii) manage its labor relations; (iv) maintain relationships with its suppliers and customers; (v) generate sufficient cash flows to fund its operations and pay its obligations as they become due, including minimum royalties due to us; (vi) withstand prolonged periods of adverse economic conditions; (vii) manage its credit and bankruptcy risks effectively; and (viii) protect the value and reputation of our brands.
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
Our operations, including retail, distribution, warehousing, and corporate operations, are susceptible to man-made or natural disasters, including severe weather, geological events, pandemic diseases, and other catastrophic events, such as terrorist attacks and military conflicts, any of which could disrupt our operations. In addition, the operations of our customers and suppliers could experience similar disruptions. The occurrence of natural disasters or other catastrophic events may result in sudden disruptions in the business operations of the local and regional economies affected, as well as the global economy as a whole, including, but not limited to, shortages and/or rising costs of raw materials or energy, public health issues, system failures, and reduced retail traffic. The occurrence of such events could also adversely affect financial markets and the availability of capital. In addition, our business can be affected by unseasonable weather conditions, such as extended periods of unseasonably warm temperatures in the winter or unseasonably cold temperatures in the summer. There is growing concern that climate change may increase both the frequency and severity of extreme weather conditions and natural disasters. Any of these events could result in decreased demand for our products and disruptions in our sales channels and manufacturing and distribution networks, which could have a material adverse effect on our business.
Risks Related to Information Systems and Data Security
A data security or privacy breach could damage our reputation and our relationships with our customers or employees, expose us to litigation risk, and adversely affect our business.
We are dependent on information technology systems and networks, including the Internet, for a significant portion of our direct-to-consumer sales, including our digital commerce operations and retail business credit card transaction authorization and processing (among other electronic payment methods that we accept). We are also responsible for storing data relating to our customers and employees and rely on third parties for the operation of our digital commerce sites and for the various social media tools and websites we use as part of our marketing strategy. In our normal course of business, we often collect, transmit, and/or retain certain sensitive and confidential customer information, including credit card information. There is significant concern by consumers, employees, and lawmakers alike over the security of personal information transmitted over the Internet, consumer identity theft, and user privacy.
Cyber-criminals are constantly devising new, sophisticated schemes to gain unauthorized access to computer systems and confidential or sensitive data, including through the use of artificial intelligence. Despite the security measures we currently have in place (including those described in Item 1C — "Cybersecurity"), our facilities and systems and those of our third-party service providers may be vulnerable to targeted or random attacks that could lead to security breaches, acts of vandalism, phishing attacks, denial-of-service attacks, computer viruses, malware, ransomware, misplaced or lost data, programming and/or human errors, or other Internet or email events. Further, our employees may intentionally or inadvertently cause data security breaches that result in the unauthorized access or release of our private and sensitive information. The extensive use of smartphones, tablets, and other wireless devices, as well as our hybrid work policy, under which a substantial portion of our corporate employees work remotely for part of the work week, heighten these and other operational risks. Given the sensitive nature of information collected and processed, the retail industry in particular continues to be the target of many cyber-attacks, which are becoming increasingly more frequent and difficult to anticipate, prevent, and timely detect due to their rapidly evolving nature. Furthermore, economic sanctions issued by one country against another, such as those issued by the U.S. and other countries against Russia in response to its war with Ukraine, could increase the risk of retaliatory state-sponsored cyber-attacks. Given the rapidly evolving nature, sophistication, and complexity of cyber-attacks, despite our reasonable efforts to mitigate and prevent such attacks, it is possible that we may not be able to anticipate, prevent, timely detect, or implement effective preventive measures to protect against all cyber-attack incidents.
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
If unauthorized parties gain access to our networks or databases, or those of our vendors, they may be able to steal, publish, delete, modify, or block our access to our private and sensitive internal and third-party information. Any perceived or actual electronic or physical security breach involving the misappropriation, loss, or other unauthorized disclosure of confidential or personally identifiable information, including penetration of our network security, whether by us or by a third party, could disrupt our business, result in negative media attention, severely damage our reputation and our relationships with our customers, employees, or vendors, expose us to risks of litigation, significant fines and penalties, liability, and higher costs for insurance or insurance not being available to us on economically feasible terms or at all, and result in deterioration in our customers', employees', or vendors' confidence in us, and adversely affect our business, results of operations, and financial condition. Since we do not control third-party service providers and cannot guarantee that no electronic or physical computer break-ins and security breaches will occur in the future, any perceived or actual unauthorized disclosure of personally identifiable information regarding our employees, customers, or website visitors could harm our reputation and credibility, result in lost sales, impair our ability to attract website visitors, and/or reduce our ability to attract and retain employees and customers. As these threats develop and grow, we may find it necessary to make significant further investments to protect data and our infrastructure, including the implementation of new computer systems or upgrades to existing systems, deployment of additional personnel and protection-related technologies, engagement of third-party consultants, and training of employees.
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
We are dependent on our computer systems to record and process transactions and manage and operate our business, including designing, marketing, manufacturing, importing, tracking, and distributing our products, processing payments, accounting for and reporting financial results, and managing our employees and employee benefit programs. In addition, we have digital commerce and other informational websites in North America, Europe, and Asia, including Australia and New Zealand, and have plans for additional digital commerce sites in the future. Further, we utilize technology in the execution of our digital brand engagement and social media communication initiatives. We have also implemented a hybrid work policy, allowing a substantial portion of our corporate employees to work remotely for part of the work week. Given the complexity of our business and the significant number of transactions that we engage in on a daily basis, it is imperative that we maintain uninterrupted operation of our computer hardware and software systems.
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
We are continually improving and upgrading our computer systems, software, and related processes. As described in Item 1 — "Business — Recent Developments," we are in the early stages of executing a large-scale multi-year transformational project, which entails upgrading and enhancing our technology infrastructure to better enable us to implement process changes to improve productivity and operational efficiencies on a global scale (the "Next Generation Transformation project" or "NGT project"). A system project of this scope requires a significant investment in human and financial resources and involves many risks and uncertainties, including failure to operate as designed, failure to properly integrate with other systems, potential loss of data or information, cost overruns, and implementation delays. Any disruptions, delays, or deficiencies in the design, implementation, or transition of such systems could also result in disruptions to our business operations, including the sourcing, sale, and shipment of our product, delays in the collection of cash from our customers, diversion of management attention, and/or adversely affect our ability to accurately report our financial results in a timely manner or otherwise maintain compliance with internal controls. There is also no guarantee that we will realize the anticipated global synergies and benefits related to this project. Any material disruptions in our information technology systems could have a material adverse effect on our business.
Risks Related to Citizenship and Sustainability Issues
Our business could suffer if we fail to meet our global citizenship and sustainability goals or if such goals do not meet the expectations of our stakeholders
There is an increased focus from consumers, employees, investors, advocacy groups, and other stakeholders concerning citizenship and sustainability matters, including climate change. Furthermore, investors have placed increased importance on the social cost of their investments. Although we have established certain long-term initiatives and goals regarding our impact on the environment and society as a whole as part of our Global Citizenship & Sustainability program, there can be no assurance that our various stakeholders will agree with our initiatives or if we will be successful in achieving our goals by our targeted dates or at all. Further, we could incur additional costs, face market and technological barriers, and require additional resources to monitor, report, and comply with various citizenship and sustainability practices. Our failure, or perceived failure, to achieve our sustainability goals could damage the reputation of our brands and lead to adverse consumer actions and/or investment decisions by investors, as well as our ability to attract and retain employees.
Climate change, or our ability to adhere to any legislation and regulatory requirements related to climate change, traceability and transparency, product labeling, or other sustainability matters may adversely affect our business.
Our business is susceptible to risks associated with climate change, including potential disruptions to our retail stores, distribution centers, and corporate facilities or those facilities of our wholesale customers, licensees, logistics partners, and suppliers. Increased frequency and/or severity of extreme weather events due to climate change could adversely impact global supply chains, including the availability, quality, and cost of raw materials (such as cotton, a key raw material used in the production of our products that is highly susceptible to severe weather conditions), the ability of our manufacturers to fulfill our orders timely and to our specifications, and shipping disruptions and/or higher freight costs. An increase in extreme weather conditions could also result in more frequent damage and/or closures of our stores, distribution centers, and corporate facilities, adversely impact retail traffic, consumer's disposable income levels or spending habits on discretionary items, or otherwise disrupt business operations in the communities in which we operate, any of which could result in lost sales or higher costs.
In addition, many countries in which we and our suppliers and wholesale customers operate have begun enacting new legislation and regulations intended to reduce or mitigate the potential impacts of climate change, which could result in higher sourcing, operational, and compliance-related costs. Such proposed measures also include expanded disclosure requirements regarding greenhouse gas emissions, climate change risks, and other climate-related information, including independent auditors providing increasing levels of attestation to the accuracy of such disclosures. There has also been increased focus by governmental and non-governmental organizations, consumers, customers, and other stakeholders on products that are made with more sustainable practices and materials and other sustainability matters, including traceability and transparency, sustainability claims and product labeling requirements, responsible sourcing and deforestation, design for circularity, the use of energy, water, and synthetic fibers, and the recyclability or recoverability of packaging, product, and materials. It is becoming increasingly complex to monitor, assess, and ultimately comply with such new laws and regulations due to the rapid speed at which such legislation is evolving, coupled with inconsistencies or contradictions between jurisdictions. Our ability to comply with any such new laws and regulations or otherwise meet our various stakeholders' expectations may lead to increased costs and operational complexity. Any failure on our part to comply with such regulations or meet such expectations could lead to adverse investment decisions by investors, lost sales resulting from our inability to sell our products in applicable jurisdictions and/or adverse consumer purchase decisions, as well as expose us to government enforcement action and/or private litigation.
Risks Related to Regulatory, Legal, and Tax Matters
Our ability to conduct business globally may be affected by a variety of legal, regulatory, political, and economic risks.
Our ability to capitalize on growth in new international markets and to maintain our current level of operations in our existing markets is subject to certain risks associated with operating in various locations around the globe. These include, but are not limited to (i) complying with a variety of U.S. and foreign laws and regulations, including, but not limited to, trade, product labeling, and product safety restrictions, as well as forced labor regulations such as the Uyghur Forced Labor Prevention Act ("UFLPA") and the Countering America's Adversaries Through Sanctions Act ("CAATSA"), both of which prohibit the importation of goods made in whole or in part in certain territories, or by certain identified entities, and grants U.S. Customs & Border Protection the authority to detain, exclude, or seize goods and assess monetary penalties and fines, the Foreign Corrupt Practices Act, which prohibits U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business, and similar foreign country laws, such as the U.K. Bribery Act, which prohibits U.K. and related companies from any form of bribery; (ii) adapting to local customs and culture; (iii) unexpected changes in laws, judicial processes, or regulatory requirements; (iv) the imposition of additional duties, tariffs, taxes, and other charges or other barriers to trade; (v) changes in diplomatic and trade relationships; (vi) civil and political instability, military conflicts, terrorist attacks, and other hostilities; (vii) pandemic diseases; and (viii) general economic fluctuations in specific countries or markets.
The future geopolitical landscape remains particularly uncertain, with over 60 countries scheduled to hold national elections during 2024, including the U.S. presidential election in November. Any resulting changes in international trade relations, legislation and regulations (including those related to taxation and importation), or economic and monetary policies, or heightened diplomatic tensions or political and civil unrest, among other potential impacts, could have material adverse effect on the global economy as a whole and/or our business, or may require us to exit a particular market or significantly modify our current business practices.
Further, diplomatic and trade tensions between the U.S. and China remain high, with previously issued tariffs related to the importation of certain product categories, including imports of apparel into the U.S. from China remaining in effect. As a result of actions to mitigate our exposure to the resulting tariffs, which have included diverting production to and sourcing from other countries, driving productivity within our existing supplier base, and taking pricing actions, the tariffs enacted to date have not had a material adverse impact on our business operations. However, if the U.S. decides to impose additional tariffs on apparel or other of our goods imported from China, there can be no assurance that we will be able to offset all related increased costs, which could be material to our business operations as approximately 15% of our products are currently sourced from China. We cannot predict if, and to what extent, other countries in which our products are currently manufactured or will be manufactured in the future, will be subject to additional tariffs, new trade restrictions, or other changes to existing international trade agreements, any of which could have a material adverse impact on our business. For a discussion of risks associated with the importation of products, see "Risks Related to our Business and Operations — Our business is subject to risks associated with importing products and the ability of our manufacturers to produce our goods on time and to our specifications."

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
In addition, the tax laws and regulations in the countries where we operate may change, or there may be changes in interpretation and enforcement of existing tax laws, which could materially affect our income tax expense in our consolidated financial statements. For example, in August 2022, President Biden signed the Inflation Reduction Act ("IRA") into law. The IRA enacted a 15% corporate minimum tax rate (subject to certain thresholds being met) that became effective for us beginning in our Fiscal 2024, a 1% excise tax on share repurchases made after December 31, 2022 (which may be reduced for the fair value of certain share issuances), and created and extended certain tax-related energy incentives. Additionally, the Organisation for Economic Co-operation and Development (the "OECD"), which represents a coalition of member countries, has proposed changes to numerous long-standing tax principles through its Base Erosion and Profit Shifting project, which is focused on a number of issues, including the creation of a global minimum tax commonly referred to as "Pillar Two." In December 2022, the European Union member states agreed to implement the OECD's Pillar Two global minimum tax rate of 15%, with certain aspects of the directive becoming effective in January 2024 and the remaining aspects becoming effective in January 2025. A number of other countries, including Switzerland and the United Kingdom, have also enacted similar legislation implementing Pillar Two rules (in whole or in part), and additional countries are expected to implement related legislation in the near future. We cannot be certain if or when other countries will enact new legislation or how closely any such new legislation will align with the OECD's Pillar Two framework. The Company is currently evaluating the potential impact of such newly enacted and proposed legislation on its future consolidated financial statements. Additionally, other taxing authorities of certain state, local, and other foreign jurisdictions may also decide to modify existing tax laws. We cannot predict which, if any, of these items or others will be enacted into law or the resulting impact any such enactment will have on our business operations, which could be material.
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
In addition, we require our licensing partners and independent manufacturers to operate in compliance with applicable laws and regulations. We also require our manufacturers to make progress toward our citizenship and sustainability goals, including those related to the environment and employee safety and well-being, among others. While our internal and vendor operating guidelines promote ethical business practices and our employees periodically visit and monitor the operations of our independent manufacturers, we do not control these manufacturers or their labor practices. The violation of any ethical, social, product safety, labor, health, environmental, privacy, or other standards and regulations by an independent manufacturer used by us or one of our licensing partners, could interrupt or otherwise disrupt the shipment of finished products to us, subject us to litigation, and/or damage our reputation. Any of these events, in turn, could have a material adverse effect on our business.
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
In addition, we have historically returned value to shareholders through our payment of quarterly cash dividends and common stock share repurchases. Investors may have an expectation that we will continue to pay quarterly cash dividends, further increase our cash dividend rate, and/or repurchase shares available under our Class A common stock repurchase program. Our ability to pay quarterly cash dividends and repurchase our Class A common stock will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive, and other factors that are beyond our control, such as impacts related to pandemic diseases, which in the past had resulted in us temporarily suspending our quarterly cash dividend and share repurchases. Although both of these programs are currently active (and were so throughout both Fiscal 2023 and Fiscal 2024), our Board of Directors may, at its discretion, elect to suspend or otherwise alter these programs at any time. The market price of our securities could be adversely affected if our cash dividend payments and/or Class A common stock share repurchase activity differ from investors' expectations.
Furthermore, stockholder activism, which could take many forms or arise in a variety of situations, remains popular with many public investors. Due to the potential volatility of our stock price and for a variety of other reasons, we may become the target of securities litigation or stockholder activism. Responding to stockholder activist campaigns may result in increased costs and diversion of management's attention and resources.
The voting shares of our Company's stock are concentrated in one majority stockholder.
As of March 30, 2024, Mr. Ralph Lauren, or entities controlled by the Lauren family, held approximately 84% of the voting power of the outstanding common stock of our Company. In addition, Mr. R. Lauren serves as our Executive Chairman and Chief Creative Officer, Mr. R. Lauren's son, Mr. David Lauren, serves as our Chief Branding and Innovation Officer, Strategic Advisor to the CEO, and Vice Chairman of the Board of Directors, and we employ other members of the Lauren family. From time to time, we may have other business dealings with Mr. R. Lauren, members of the Lauren family, or entities affiliated with Mr. R. Lauren or the Lauren family. As a result of his stock ownership and position in our Company, Mr. R. Lauren has the ability to exercise significant control over our business, including, without limitation, (i) the election of our Class B common stock directors, voting separately as a class and (ii) any action requiring the approval of our stockholders, including the adoption of amendments to our certificate of incorporation and the approval of mergers or sales of all or substantially all of our assets.

Item 1B.    Unresolved Staff Comments.
None.
Item 1C.    Cybersecurity.
Risk Management and Strategy
We have established a cybersecurity risk management program that is integrated into our overall enterprise risk management system and provides us support in assessing, identifying, and managing material risks from cybersecurity threats. Our enterprise risk management program is fully updated annually and periodically updated and supplemented as new risks and opportunities are identified by management, including those related to cybersecurity risks. Our longstanding information security risk program is structured according to the National Institute of Standards and Technology Cybersecurity Framework, industry best practices, privacy legislation, and other global and local standards and regulations. This program includes a defense-in-depth approach with multiple layers of security controls, including network segmentation, security monitoring, endpoint protection, and identity and access management, as well as data protection best practices and data loss prevention controls.
Our cybersecurity awareness program includes regular phishing simulations, annual general cybersecurity awareness training, and data protection modules, as well as more contextual and personalized modules for targeted users and roles. We incorporate external expertise and guidance in all aspects of our cybersecurity program. We complete annual internal security audits and vulnerability assessments of the Company's information systems and related controls, including systems affecting personal data. In addition, we leverage cybersecurity specialists to complete annual external audits and objective assessments of our cybersecurity program and practices, including our data protection practices, as well as to conduct targeted attack simulations. We continually enhance our information security capabilities in order to protect against emerging threats, while also increasing our ability to detect and respond to cyber incidents and maximize our resilience to recover from potential cyber-attacks. We have a robust incident response plan in place that provides a documented runbook for handling high severity cybersecurity incidents and facilitates coordination across various corporate functions. We also perform simulations and drills at both a technical and leadership level at least annually. Additionally, we have purchased network security and cyber liability insurance in order to provide a level of financial protection should a data breach occur.
Our cybersecurity framework incorporates a robust third-party information technology ("IT") risk management program to ensure our vendors meet our high security standards. We leverage industry best practices like Standardized Information Gathering ("SIG") and recognized security certifications, including SOC 2, ISO 27001, and PCI-DSS, to assess our vendors. We also conduct thorough penetration testing and require vendors to adopt appropriate security controls through contractual agreements.
We thoroughly assess potential vendors based on their role and the sensitivity of the IT resources they access. All vendors follow a consistent risk management process, ensuring every vendor meets our high standards. We select vendors who prioritize data protection and comply with relevant privacy regulations. Furthermore, we enforce strict protocols, including limiting access to necessary information, ensuring data usage is confined to agreed-upon purposes, and mandating the deletion or return of data upon service termination. Through these measures, we collaborate with third-party vendors while implementing controls to safeguard our information.
Our business strategy, results of operations, and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of any previous cybersecurity incidents; however, we cannot assure that cybersecurity threats will not be material to us in the future. During the three fiscal years presented within this Form 10-K, we have not experienced a known material information security breach nor incurred material breach-related expenses. For a detailed discussion of significant risk factors regarding cybersecurity threats, see Item 1A — "Risk Factors — Risks Related to Information Systems and Data Security."
Governance
Our Board of Directors is responsible for overseeing management's overall approach to risk management, including cybersecurity risk. In addition, the Committees of the Board report to the full Board at regularly scheduled Board meetings on any identified material risks within that Committee's area of responsibilities and oversight, as well as when new risks arise. The Audit Committee has responsibility for oversight of the Company's cybersecurity risks.

The Audit Committee reviews our cybersecurity program on a quarterly basis, including through review of a quarterly enterprise risk management report, and periodically convenes special meetings to conduct deeper preparedness, enterprise risk and business continuity reviews. These special meetings are open to the full Board to attend. In addition, the full Board receives a regular cybersecurity update at least once annually. All of these meetings include our Chief Digital and Technology Officer ("CDTO") and Chief Information Security Officer ("CISO").
Our cybersecurity program is led by our CISO, a seasoned leader in the cybersecurity field with over 25 years of extensive experience across cybersecurity, IT, risk management, and regulatory compliance. Holding both a master's in computer engineering and business administration, our CISO is also a Certified Information Systems Security Professional ("CISSP"). Reporting directly to our CDTO, our CISO leads a dedicated team of information security and risk professionals. Together, they are entrusted with the crucial task of managing our information security and data protection operations.
Collaborating closely with business stakeholders, our CISO shapes a comprehensive cybersecurity strategy that serves as the cornerstone of our information security programs, supporting effective cybersecurity risk management. Leading the cybersecurity risk assessment process, our CISO utilizes a robust incident response plan to handle high-severity cybersecurity incidents promptly. In cases of potentially material cyberattack incidents, or a series of smaller similar incidents, our CISO promptly engages a cross-functional incident response team to determine the materiality of the incident and whether public disclosure is necessary.
The CISO informs our management leadership team on security matters and fosters a strong partnership with our corporate legal team to ensure compliance with legal, regulatory, privacy, and contractual security requirements.

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
We believe that our existing facilities are well maintained, in good operating condition, and are adequate for our present level of operations.
The following table sets forth information relating to our principal properties as of March 30, 2024:

Location	Use	Approximate Square Feet

NC Highway 66, High Point, NC	Wholesale and retail distribution facility	847,000
N. Pendleton Street, High Point, NC	Retail digital commerce call center and distribution facility	805,000
Whitsett, NC	Wholesale and retail distribution facility	360,000
Greensboro, NC	Wholesale and retail distribution facility	357,400
650 Madison Avenue, NYC	Executive and corporate offices, design studio, and showrooms	244,000
601 West 26th Street, NYC	Corporate offices	222,200
Long Island City, NY	Corporate offices, design and digital production studios, showrooms, and warehousing	169,600
Nutley, NJ	Corporate offices	92,500
Spinners Building, Hong Kong	Asia sourcing offices	69,200
Gateway Office, Hong Kong	Asia corporate offices	37,500
Geneva, Switzerland	Europe corporate office	31,200
Shanghai, China	Asia corporate offices	28,800
Watford, UK	Europe corporate offices	28,000
London, UK	Europe corporate offices	19,650
888 Madison Avenue, NYC	Retail flagship store	37,900
N. Michigan Avenue, Chicago	Retail flagship store	37,500
New Bond Street, London, UK	Retail flagship store	31,500
867 Madison Avenue, NYC	Retail flagship store	27,700
Paris, France	Retail flagship store	25,700
Tokyo, Japan	Retail flagship store	25,200
N. Rodeo Drive, Beverly Hills	Retail flagship store	22,200
Milan, Italy	Retail flagship store	14,900
Prince's Building, Hong Kong	Retail flagship store	9,500
As of March 30, 2024, we directly operated 564 retail stores, totaling approximately 4.2 million square feet. We expect that we will be able to extend our retail store leases, as well as leases for our non-retail facilities, which expire in the near future on satisfactory terms or otherwise relocate to desirable alternate locations. We generally lease our freestanding retail stores for initial periods ranging from 3 to 10 years, with renewal options. See Item 1A — "Risk Factors — Risks Related to our Business and Operations — Our business is subject to risks associated with leasing real estate and other assets under long-term, non-cancellable leases."

Item 3.    Legal Proceedings.
We are involved, from time to time, in litigation, other legal claims, and proceedings involving matters associated with or incidental to our business, including, among other things, matters involving credit card fraud, trademark and other intellectual property, licensing, importation and exportation of our products, taxation, unclaimed property, leases, and employee relations. We believe at present that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our consolidated financial statements. However, our assessment of any current litigation or other legal claims could potentially change in light of the discovery of facts not presently known or determinations by judges, juries, or other finders of fact which are not in accord with management's evaluation of the possible liability or outcome of such litigation or claims.
Item 4.    Mine Safety Disclosures.
Not applicable.
PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
As of May 17, 2024, there were 606 holders of record of our Class A common stock and 7 holders of record of our Class B common stock. Our Class A common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "RL." All of our outstanding shares of Class B common stock are owned by Mr. Ralph Lauren, Executive Chairman and Chief Creative Officer, and entities controlled by the Lauren family. Shares of our Class B common stock may be converted immediately into Class A common stock on a one-for-one basis by the holder. There is no cash or other consideration paid by the holder converting the shares and, accordingly, there is no cash or other consideration received by the Company. The shares of Class A common stock issued by the Company in such conversions are exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.
During the fiscal quarter ended March 30, 2024, the stockholder set forth in the table below converted shares of Class B common stock into Class A common stock on the date set forth below:

Stockholder That Converted Class B Common Stock to Class A Common Stock	Date of Conversion	Number of Shares Converted/Received

Lauren Family, L.L.C.	March 4, 2024	3,000,000
The following table sets forth repurchases of shares of our Class A common stock during the fiscal quarter ended March 30, 2024:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(a)
					(millions)
December 31, 2023 to January 27, 2024	4,057		$135.01	4,057	$896
January 28, 2024 to February 24, 2024	85,666		179.40	85,666	881
February 25, 2024 to March 30, 2024	582,180	(b)	180.41	579,976	776
	671,903			669,699

(a)    As of March 30, 2024, the remaining availability under our Class A common stock repurchase program was approximately $776 million, reflecting the February 2, 2022 approval by our Board of Directors to expand the program by up to an additional $1.500 billion of Class A common stock repurchases. Repurchases of shares of Class A common stock are subject to overall business and market conditions.
(b)    Includes 2,204 shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.

The following graph compares the cumulative total stockholder return (stock price appreciation plus dividends) on our Class A common stock to the cumulative total return of the Standard & Poor's ("S&P") 500 Index and the S&P 1500 Apparel, Accessories & Luxury Goods Index for the period from March 30, 2019, the last day of our 2019 fiscal year, through March 30, 2024, the last day of our 2024 fiscal year. The returns are calculated by assuming a $100 investment made on March 30, 2019 in the Class A common stock and each index, with all dividends reinvested.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Ralph Lauren Corporation, the S&P 500 Index, and S&P 1500 Apparel, Accessories & Luxury Goods Index

$250
$200
$150
$100
$50
$0
3/30/19
3/28/20
3/27/21
4/2/22
4/1/23
3/30/24
Ralph Lauren Corporation
S&P 500
S&P Composite 1500 Apparel, Accessories & Luxury Goods

Item 6.    Reserved

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read together with our audited consolidated financial statements and notes thereto, which are included in this Annual Report on Form 10-K. We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, Fiscal 2024 ended on March 30, 2024 and was a 52-week period; Fiscal 2023 ended on April 1, 2023 and was a 52-week period; Fiscal 2022 ended on April 2, 2022 and was a 53-week period; and Fiscal 2025 will end on March 29, 2025 and will be a 52-week period.
INTRODUCTION
MD&A is provided as a supplement to the accompanying consolidated financial statements and notes thereto to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:
•Overview.    This section provides a general description of our business, global economic conditions and industry trends, and a summary of our financial performance for Fiscal 2024. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.
•Results of operations.    This section provides an analysis of our results of operations for Fiscal 2024 and Fiscal 2023 as compared to the respective prior fiscal year.
•Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of March 30, 2024, which includes (i) an analysis of our financial condition as compared to the prior fiscal year-end; (ii) an analysis of changes in our cash flows for Fiscal 2024 and Fiscal 2023 as compared to the respective prior fiscal year; (iii) an analysis of our liquidity, including the availability under our commercial paper borrowing program and credit facilities, our supplier finance program, outstanding debt and covenant compliance, common stock repurchases, and payments of dividends; and (iv) a summary of our material cash requirements as of March 30, 2024.
•Market risk management.    This section discusses how we manage our risk exposures related to foreign currency exchange rates, interest rates, and our investments as of March 30, 2024.
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
OVERVIEW
Our Business
Our Company is a global leader in the design, marketing, and distribution of luxury lifestyle products, including apparel, footwear & accessories, home, fragrances, and hospitality. Our long-standing reputation and distinctive image have been developed across a wide range of products, brands, distribution channels, and international markets. Our brand names include Ralph Lauren, Ralph Lauren Collection, Ralph Lauren Purple Label, Double RL, Polo Ralph Lauren, Lauren Ralph Lauren, Polo Ralph Lauren Children, and Chaps, among others.
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

We organize our business into the following three reportable segments:
•North America — Our North America segment, representing approximately 44% of our Fiscal 2024 net revenues, primarily consists of sales of our Ralph Lauren branded products made through our retail and wholesale businesses primarily in the U.S. and Canada. In North America, our retail business is primarily comprised of our Ralph Lauren stores, our outlet stores, and our digital commerce sites, www.RalphLauren.com and www.RalphLauren.ca. Our wholesale business in North America is comprised primarily of sales to department stores and, to a lesser extent, specialty stores.
•Europe — Our Europe segment, representing approximately 30% of our Fiscal 2024 net revenues, primarily consists of sales of our Ralph Lauren branded products made through our retail and wholesale businesses in Europe and emerging markets. In Europe, our retail business is primarily comprised of our Ralph Lauren stores, our outlet stores, our concession-based shop-within-shops, and our various digital commerce sites. Our wholesale business in Europe is comprised primarily of a varying mix of sales to both department stores and specialty stores, depending on the country, as well as to various third-party digital and licensee partners.
•Asia — Our Asia segment, representing approximately 24% of our Fiscal 2024 net revenues, primarily consists of sales of our Ralph Lauren branded products made through our retail and wholesale businesses in Asia, Australia, and New Zealand. Our retail business in Asia is primarily comprised of our Ralph Lauren stores, our outlet stores, our concession-based shop-within-shops, and our various digital commerce sites. In addition, we sell our products online through various third-party digital partner commerce sites. Our wholesale business in Asia is comprised primarily of sales to department stores and various third-party digital and licensee partners.
No operating segments were aggregated to form our reportable segments. In addition to these reportable segments, we also have other non-reportable segments, representing approximately 2% of our Fiscal 2024 net revenues, which primarily consist of Ralph Lauren and Chaps branded royalty revenues earned through our global licensing alliances. In addition, prior to its disposition at the end of our first quarter of Fiscal 2022, our other non-reportable segments also included sales of Club Monaco branded products made through our retail and wholesale businesses in the U.S., Canada, and Europe, and our licensing alliances in Asia. See Note 9 to the accompanying consolidated financial statements for additional discussion regarding the disposition of our former Club Monaco business, as well as the transition of our Chaps business to a fully licensed business model.
Approximately 55% of our Fiscal 2024 net revenues were earned outside of the U.S. See Note 20 to the accompanying consolidated financial statements for further discussion of our segment reporting structure.
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
Recent Developments
Next Generation Transformation Project
We are in the early stages of executing a large-scale multi-year global project that is expected to significantly transform the way in which we operate our business and further enable our long-term strategic pivot toward a global direct-to-consumer-oriented model (the "Next Generation Transformation project" or "NGT project"). The NGT project will be completed in phases and involves the redesigning of certain end-to-end processes and the implementation of a suite of information systems on a global scale. Such efforts are expected to result in significant process improvements and the creation of synergies across core areas of operations, including merchandise buying and planning, procurement, inventory management, retail and wholesale operations, and financial planning and reporting, better enabling us to optimize inventory levels and increase the speed to which we can react to changes in consumer demand across markets, among other benefits.
In connection with the preliminary phase of the NGT project, we incurred other charges of $5.1 million during Fiscal 2024, which were recorded within restructuring and other charges, net in the consolidated statements of operations.

Global Economic Conditions and Industry Trends
The global economy and retail industry are impacted by many different factors. Changes in economic conditions, most notably persisting inflationary pressures (including increases in the cost of raw materials, transportation, and salaries & benefits), high interest rates, significant foreign currency volatility, bank failures, and concerns of a potential recession, continue to impact consumer discretionary income levels, spending, and sentiment in the U.S. and beyond. In response to such pressures, as well as in an effort to reduce elevated inventory levels, many retailers (particularly in the U.S.) have become increasingly more promotional in an attempt to offset traffic declines and increase conversion. The future geopolitical landscape also remains particularly uncertain, with over 60 countries scheduled to hold national elections during 2024, including the U.S. presidential election in November. Any resulting changes in international trade relations, legislation and regulations (including those related to taxation and importation), or economic and monetary policies, or heightened diplomatic tensions or political and civil unrest, among other potential impacts, could adversely impact the global economy and our operating results.
The global economy has also been negatively impacted by ongoing military conflicts taking place in various parts of the world, most notably the Russia-Ukraine and Israel-Hamas wars, other recent hostilities in the Middle East, and militant attacks on cargo vessels in the Red Sea. Although our voluntary decision to suspend operations in Russia has not resulted in a material impact to our consolidated financial statements and our ongoing operations in Israel are also not material, our business has been, and may continue to be, impacted by the broader macroeconomic implications resulting from these and other military conflicts, including inflationary pressures, unfavorable foreign currency exchange rates, increases in energy prices, food shortages, and volatility in financial markets, among other factors, which have adversely impacted consumer sentiment and confidence. Although our business has not been significantly impacted by the recent Red Sea crisis, it could lead to shipping delays, inventory shortages, and/or higher freight costs in the near future and beyond. It is not clear at this time how long these conflicts will endure, or if they will escalate further with additional countries declaring war against each other, which could further amplify the impacts of the various macroeconomic factors described above and potentially result in a global recession.
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
Summary of Financial Performance
Operating Results
In Fiscal 2024, we reported net revenues of $6.631 billion, net income of $646.3 million, and net income per diluted share of $9.71, as compared to net revenues of $6.444 billion, net income of $522.7 million, and net income per diluted share of $7.58 in Fiscal 2023. The comparability of our operating results has been affected by net restructuring-related charges, impairment of assets, and certain other benefits (charges), as well as non-recurring income tax events. We also continue to experience varying degrees of business disruptions resulting from the current macroeconomic environment, including inflationary pressures, ongoing military conflicts taking place in various parts of the world, and foreign currency volatility, among other factors.
Our operating performance for Fiscal 2024 reflected revenue increases of 2.9% on a reported basis and 2.7% on a constant currency basis, as defined within "Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition" below. Net revenue growth was led by our international businesses.

Our gross profit as a percentage of net revenues increased by 220 basis points to 66.8% during Fiscal 2024, primarily driven by lower freight costs, favorable geographic and channel mix, higher average unit retail ("AUR"), and lower non-routine inventory charges recorded during Fiscal 2024 as compared to the prior fiscal year, all partially offset by higher product costs and unfavorable foreign currency effects.
Selling, general, and administrative ("SG&A") expenses as a percentage of net revenues during Fiscal 2024 increased by 140 basis points to 54.3%, primarily driven by higher compensation-related expenses, rent and occupancy costs, and marketing and advertising expenses.
Net income increased by $123.6 million to $646.3 million in Fiscal 2024 as compared to Fiscal 2023, primarily due to a $52.2 million increase in our operating income and higher interest income of $40.8 million, as well as a $38.1 million decrease in our income tax provision. Net income per diluted share increased by $2.13 to $9.71 per share during Fiscal 2024 driven by the higher level of net income and lower weighted-average diluted shares outstanding.
During Fiscal 2024 and Fiscal 2023, our operating results were negatively impacted by net restructuring-related charges and certain other charges (benefits) totaling $69.9 million and $66.0 million, respectively, which had an after-tax effect of reducing net income by $52.6 million, or $0.80 per diluted share, and $52.9 million, or $0.76 per diluted share, respectively. Net income during Fiscal 2024 also reflected an income tax benefit of $13.1 million, or $0.20 per diluted share, recorded in connection with non-recurring income tax events.
Financial Condition and Liquidity
We ended Fiscal 2024 in a net cash and short-term investments position (calculated as cash and cash equivalents, plus short-term investments, less total debt) of $642.7 million, as compared to $427.2 million as of the end of Fiscal 2023. The increase in our net cash and short-term investments position during Fiscal 2024 as compared to Fiscal 2023 was primarily due to our operating cash flows of $1.070 billion, partially offset by our use of cash to support Class A common stock repurchases of $449.7 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to make dividend payments of $194.6 million, and to invest in our business through $164.8 million in capital expenditures.
Net cash provided by operating activities was $1.070 billion during Fiscal 2024, as compared to $411.0 million during Fiscal 2023. The net increase in cash provided by operating activities was due to a net favorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year, as well as an increase in net income before non-cash charges.
Our equity increased to $2.450 billion as of March 30, 2024, compared to $2.431 billion as of April 1, 2023 due to our comprehensive income and the net impact of stock-based compensation arrangements, partially offset by our share repurchase activity and dividends declared during Fiscal 2024.

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
•pretax charges incurred in connection with our restructuring activities, as well as certain other benefits (charges), as summarized below (references to "Notes" are to the notes to the accompanying consolidated financial statements):

	Fiscal Years Ended
	March 30, 2024	April 1, 2023	April 2, 2022
	(millions)
Restructuring and other charges, net (see Note 9)	$(74.9)	$(43.0)	$(22.2)
Non-routine inventory benefits (charges)(a)	4.5	(15.4)	13.3
Impairment of assets (see Note 8)	—	(9.7)	(21.3)
Non-routine bad debt reversals (expense), net(b)	0.5	2.1	(2.4)
Total charges, net	$(69.9)	$(66.0)	$(32.6)

(a)Non-routine inventory benefits (charges) are recorded within cost of goods sold in the consolidated statements of operations. The benefits recorded during Fiscal 2024 primarily related to reversals of amounts previously recognized in connection with delays in U.S. customs shipment reviews and approvals (approximately $3 million) and the COVID-19 pandemic (approximately $2 million). Non-routine inventory charges, net recorded during Fiscal 2023 primarily related to the Russia-Ukraine war (approximately $10 million) and delays in U.S. customs shipment reviews and approvals (approximately $5 million). Non-routine inventory benefits, net recorded during Fiscal 2022 related to COVID-19-related reserves.
(b)Non-routine bad debt reversals (expense), net are recorded within SG&A expenses in the consolidated statements of operations. Non-routine bad debt reversals, net recorded during Fiscal 2024 and Fiscal 2023 primarily related to charges previously recognized in connection with the Russia-Ukraine war. Non-routine bad debt expense, net recorded during Fiscal 2022 related to the Russia-Ukraine war (approximately $3 million), partially offset by COVID-19-related bad debt reversals (approximately $1 million).
•a one-time tax benefit of $13.1 million recorded within our income tax provision during Fiscal 2024 in connection with Swiss tax reform and the European Union's anti-tax avoidance directive, which decreased our effective tax rate by 170 basis points. See Note 10 to the accompanying consolidated financial statements for further discussion;
•the inclusion of the 53rd week in Fiscal 2022, which resulted in incremental net revenues of $62.7 million and net income of $16.5 million, or approximately $0.22 per diluted share;
•the disposition of our former Club Monaco business at the end of the first quarter of Fiscal 2022 in connection with our Fiscal 2021 Strategic Realignment Plan. We did not recognize any net revenues during Fiscal 2024 or Fiscal 2023 in connection with our former Club Monaco business, whereas we recognized net revenues of approximately $34 million during Fiscal 2022. See Note 9 to the accompanying consolidated financial statements for further discussion;
•the transition of our Chaps business to a fully licensed business model during the second quarter of Fiscal 2022 in connection with our Fiscal 2021 Strategic Realignment Plan, which resulted in declines in net revenues of approximately $15 million during Fiscal 2023 and $69 million during Fiscal 2022, each as compared to their respective prior fiscal year. See Note 9 to the accompanying consolidated financial statements for further discussion; and
•varying degrees of COVID-19 business disruptions during the fiscal years presented.

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
Fiscal 2024 Compared to Fiscal 2023
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Fiscal Years Ended
	March 30, 2024	April 1, 2023	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$6,631.4	$6,443.6	$187.8	2.9%
Cost of goods sold	(2,199.6)	(2,277.8)	78.2	(3.4%)
Gross profit	4,431.8	4,165.8	266.0	6.4%
Gross profit as % of net revenues	66.8%	64.6%		220	bps
Selling, general, and administrative expenses	(3,600.5)	(3,408.9)	(191.6)	5.6%
SG&A expenses as % of net revenues	54.3%	52.9%		140	bps
Impairment of assets	—	(9.7)	9.7	(100.0%)
Restructuring and other charges, net	(74.9)	(43.0)	(31.9)	74.1%
Operating income	756.4	704.2	52.2	7.4%
Operating income as % of net revenues	11.4%	10.9%		50	bps
Interest expense	(42.2)	(40.4)	(1.8)	4.4%
Interest income	73.0	32.2	40.8	127.1%
Other expense, net	(9.8)	(4.1)	(5.7)	142.3%
Income before income taxes	777.4	691.9	85.5	12.4%
Income tax provision	(131.1)	(169.2)	38.1	(22.5%)
Effective tax rate(a)	16.9%	24.5%		(760	bps)
Net income	$646.3	$522.7	$123.6	23.7%
Net income per common share:
Basic	$9.91	$7.72	$2.19	28.4%
Diluted	$9.71	$7.58	$2.13	28.1%

(a)Effective tax rate is calculated by dividing the income tax provision by income before income taxes.
Net Revenues.    Net revenues increased by $187.8 million, or 2.9%, to $6.631 billion in Fiscal 2024 as compared to Fiscal 2023, including favorable foreign currency effects of $12.4 million. On a constant currency basis, net revenues increased by $175.4 million, or 2.7%. These increases were driven by our international businesses.
The following table summarizes the percentage change in our Fiscal 2024 consolidated comparable store sales as compared to the prior fiscal year:

% Change
Digital commerce	5%
Brick and mortar	6%
Total comparable store sales	6%

Our global average store count increased by 30 stores and concession shops during Fiscal 2024 compared with the prior fiscal year, driven by new openings primarily in Asia. The following table details our retail store presence by segment as of the periods presented:

	March 30, 2024	April 1, 2023
Freestanding Stores:
North America	230	237
Europe	103	104
Asia	231	212
Total freestanding stores	564	553

Concession Shops:
North America	1	1
Europe	27	29
Asia	671	692
Total concession shops	699	722
Total stores	1,263	1,275
In addition to our stores, we sell products online in North America, Europe, and Asia through our various digital commerce sites, as well as through our Ralph Lauren app in the U.S. We also sell products online through various third-party digital partner commerce sites, primarily in Asia.
Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the prior fiscal year, are provided below:

	Fiscal Years Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	March 30, 2024	April 1, 2023	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$2,950.5	$3,020.5	$(70.0)	$(2.2)	$(67.8)	(2.3%)	(2.2%)
Europe	1,968.0	1,839.2	128.8	69.6	59.2	7.0%	3.2%
Asia	1,566.6	1,426.7	139.9	(55.0)	194.9	9.8%	13.7%
Other non-reportable segments(a)	146.3	157.2	(10.9)	—	(10.9)	(6.9%)	(6.9%)
Total net revenues	$6,631.4	$6,443.6	$187.8	$12.4	$175.4	2.9%	2.7%
North America net revenues — Net revenues decreased by $70.0 million, or 2.3%, during Fiscal 2024 as compared to Fiscal 2023. On a constant currency basis, net revenues decreased by $67.8 million, or 2.2%.
The $70.0 million decline in North America net revenues was driven by:
•a $113.3 million decline related to our North America wholesale business as we carefully manage sell-ins to our wholesale customers to better align with consumer demand, as well as the return to a more normalized timing of shipments following last year's supply chain disruption.
This decline was partially offset by:
•a $43.3 million increase related to our North America retail business. On a constant currency basis, net revenues increased by $44.3 million, reflecting increases of $35.9 million in comparable store sales and $8.4 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our North America retail business:

% Change
Digital commerce	—%
Brick and mortar	3%
Total comparable store sales	2%
Europe net revenues — Net revenues increased by $128.8 million, or 7.0%, during Fiscal 2024 as compared to Fiscal 2023. On a constant currency basis, net revenues increased by $59.2 million, or 3.2%.
The $128.8 million increase in Europe net revenues was driven by:
•a $112.9 million increase related to our Europe retail business, inclusive of favorable foreign currency effects of $31.4 million. On a constant currency basis, net revenues increased by $81.5 million, reflecting increases of $66.7 million in comparable store sales and $14.8 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Europe retail business:

% Change
Digital commerce	11%
Brick and mortar	7%
Total comparable store sales	8%
•a $15.9 million increase related to our Europe wholesale business largely driven by favorable foreign currency effects of $38.2 million and stronger re-order trends, partially offset by the negative impact of lapping the prior fiscal year's favorable post-pandemic wholesale allowances.
Asia net revenues — Net revenues increased by $139.9 million, or 9.8%, during Fiscal 2024 as compared to Fiscal 2023. On a constant currency basis, net revenues increased by $194.9 million, or 13.7%.
The $139.9 million increase in Asia net revenues was driven by:
•a $141.7 million increase related to our Asia retail business, inclusive of unfavorable foreign currency effects of $51.5 million. On a constant currency basis, net revenues increased by $193.2 million, reflecting increases of $116.9 million in comparable store sales and $76.3 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Asia retail business:

% Change
Digital commerce	19%
Brick and mortar	10%
Total comparable store sales	10%
This increase was partially offset by a $1.8 million decline related to our Asia wholesale business, inclusive of unfavorable foreign currency effects of $3.5 million.
Gross Profit.    Gross profit increased by $266.0 million, or 6.4%, to $4.432 billion in Fiscal 2024, including unfavorable foreign currency effects of $4.9 million. Gross profit as a percentage of net revenues increased to 66.8% in Fiscal 2024 from 64.6% in Fiscal 2023. The 220 basis point improvement was primarily driven by lower freight costs, favorable geographic and channel mix, higher AUR, and lower non-routine inventory charges recorded during Fiscal 2024 as compared to the prior fiscal year, all partially offset by higher product costs and unfavorable foreign currency effects.
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

Selling, General, and Administrative Expenses.    SG&A expenses include costs relating to compensation and benefits, rent and occupancy, marketing and advertising, distribution, information technology, legal, depreciation and amortization, bad debt, and other selling and administrative costs. SG&A expenses increased by $191.6 million, or 5.6%, to $3.600 billion in Fiscal 2024, including favorable foreign currency effects of $11.4 million. SG&A expenses as a percentage of net revenues increased to 54.3% in Fiscal 2024 from 52.9% in Fiscal 2023. The 140 basis point increase was largely attributable to geographic and channel mix resulting from growth of our international and retail businesses which typically carry higher operating expense margins.
The $191.6 million increase in SG&A expenses was driven by:

Fiscal 2024 Compared to Fiscal 2023
(millions)
SG&A expense category:
Compensation-related expenses	$108.2
Rent and occupancy costs	30.9
Marketing and advertising expenses	28.9
Depreciation and amortization expense	8.3
Other	15.3
Total increase in SG&A expenses	$191.6
Impairment of Assets.    No impairment charges were recorded during Fiscal 2024. On a comparative basis, during Fiscal 2023, we recorded impairment charges of $9.7 million to write-down certain long-lived assets. See Note 8 to the accompanying consolidated financial statements.
Restructuring and Other Charges, Net.   During Fiscal 2024 and Fiscal 2023, we recorded net restructuring charges and benefits of $55.8 million and $19.2 million, respectively, primarily consisting of severance and benefits costs, as well as other charges of $14.0 million and $23.8 million, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired. In addition, during Fiscal 2024 we recorded other charges of $5.1 million in connection with our Next Generation Transformation project (refer to "Recent Developments" for additional discussion). Additionally, during Fiscal 2024 and Fiscal 2023, we recognized income of $7.0 million and $3.5 million, respectively, related to consideration received from Regent, L.P. ("Regent") in connection with our previously sold Club Monaco business, pursuant to certain clauses included in the securities and asset purchase agreement. We donated this income to The Ralph Lauren Corporate Foundation, a non-profit, charitable foundation, which resulted in related offsetting donation expenses of $7.0 million and $3.5 million during Fiscal 2024 and Fiscal 2023, respectively. See Note 9 to the accompanying consolidated financial statements.
Operating Income.    Operating income increased by $52.2 million, or 7.4%, to $756.4 million during Fiscal 2024, reflecting favorable foreign currency effects of $6.5 million. Our operating results during Fiscal 2024 and Fiscal 2023 were negatively impacted by net restructuring-related charges, impairment of assets, and certain other charges (benefits) totaling $69.9 million and $66.0 million, respectively. Operating income as a percentage of net revenues was 11.4% in Fiscal 2024, reflecting a 50 basis point improvement from Fiscal 2023. The improvement in operating income as a percentage of net revenues was primarily driven by the increase in our gross margin, partially offset by the increase in SG&A expenses as a percentage of net revenues, both as previously discussed.

Operating income and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the prior fiscal year, are provided below:

	Fiscal Years Ended
	March 30, 2024		April 1, 2023
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$553.6	18.8%	$543.2	18.0%	$10.4	80 bps
Europe	464.9	23.6%	406.5	22.1%	58.4	150 bps
Asia	335.9	21.4%	289.6	20.3%	46.3	110 bps
Other non-reportable segments(a)	128.9	88.1%	146.4	93.1%	(17.5)	(500 bps)
	1,483.3		1,385.7		97.6
Unallocated corporate expenses	(652.0)		(638.5)		(13.5)
Unallocated restructuring and other charges, net	(74.9)		(43.0)		(31.9)
Total operating income	$756.4	11.4%	$704.2	10.9%	$52.2	50 bps
North America operating margin improved by 80 basis points, primarily due to the favorable impact of 90 basis points attributable to lower non-routine inventory charges recorded during Fiscal 2024 as compared to the prior fiscal year. The overall improvement in operating margin also reflected the net favorable impact of approximately 20 basis points driven by an increase in gross margin, partially offset by an increase in SG&A expenses as a percentage of net revenues. This increase in overall operating margin was partially offset by the unfavorable impact of approximately 30 basis points attributable to channel mix.
Europe operating margin improved by 150 basis points, primarily due to approximately 170 basis points driven by an increase in gross margin. The overall improvement in operating margin also reflected favorable foreign currency effects of 20 basis points. These improvements in operating margin were partially offset by the unfavorable impact of approximately 40 basis points attributable to channel mix.
Asia operating margin improved by 110 basis points, primarily due to the net favorable impact of approximately 130 basis points largely driven by a decline in SG&A expenses as a percentage of net revenues. This overall improvement in operating margin was partially offset by unfavorable foreign currency effects of 20 basis points.
Unallocated corporate expenses increased by $13.5 million to $652.0 million in Fiscal 2024. The increase in unallocated corporate expenses was due to higher compensation-related expenses of $50.5 million, partially offset by lower rent and occupancy expenses of $6.6 million, lower marketing and advertising expenses of $6.4 million, lower depreciation and amortization expenses of $5.6 million, lower consulting fees of $5.1 million, lower selling-related expenses of $4.6 million, and lower other expenses of $8.7 million.
Unallocated restructuring and other charges, net increased by $31.9 million to $74.9 million in Fiscal 2024, as previously discussed above and in Note 9 to the accompanying consolidated financial statements.
Non-operating Income (Expense), Net.    Non-operating income (expense), net is comprised of interest expense, interest income, and other income (expense), net, which includes foreign currency gains (losses), equity in income (losses) from our equity-method investees, and other non-operating expenses. During Fiscal 2024, we reported non-operating income, net, of $21.0 million as compared to non-operating expense, net of $12.3 million during Fiscal 2023. The $33.3 million increase in non-operating income, net was mainly due to a $40.8 million increase in interest income driven by higher interest rates in financial markets and higher average on-hand cash, cash equivalents, and short-term investments balance during the current fiscal year compared to the prior fiscal year. The increase in interest income was partially offset by higher interest expense and other expense, net.
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

The income tax provision and effective tax rate in Fiscal 2024 were $131.1 million and 16.9%, respectively, compared to $169.2 million and 24.5%, respectively, in Fiscal 2023. The $38.1 million decrease in our income tax provision was primarily driven by the 760 basis point decline in our effective tax rate, partially offset by an increase in our pretax income. The decline in our effective tax rate was due to a deferred tax benefit recognized as a result of transactions entered into as part of a reorganization of the Company's legal entity structure, the favorable impact of remeasuring net deferred tax assets as a result of recently enacted changes in tax legislation, and the absence of unfavorable prior year adjustments related to certain deferred tax assets and receivables, partially offset by the unfavorable impact of audit-related reserve adjustments. The decline in our effective tax rate was also due to a one-time tax benefit of $13.1 million recorded during Fiscal 2024 in connection with Swiss tax reform and the European Union's anti-tax avoidance directive, which lowered our effective tax rate by 170 basis points. See Note 10 to the accompanying consolidated financial statements.
Net Income.    Net income increased to $646.3 million in Fiscal 2024, from $522.7 million in Fiscal 2023. The $123.6 million increase in net income was primarily due to an increase in our operating income and non-operating income, net, as well as a decrease in our income tax provision, all as previously discussed. Our operating results during Fiscal 2024 and Fiscal 2023 were negatively impacted by net restructuring-related charges, impairment of assets, and certain other charges (benefits) totaling $69.9 million and $66.0 million, respectively, which had an after-tax effect of reducing net income by $52.6 million and $52.9 million, respectively. Net income during Fiscal 2024 also reflected an income tax benefit of $13.1 million recorded in connection with Swiss tax reform and the European Union's anti-tax avoidance directive, as previously discussed.
Net Income per Diluted Share.    Net income per diluted share increased to $9.71 in Fiscal 2024, from $7.58 in Fiscal 2023. The $2.13 per share increase was primarily driven by the higher level of net income, as previously discussed, and lower weighted-average diluted shares outstanding during Fiscal 2024 driven by our share repurchases during the last twelve months. Net income per diluted share for Fiscal 2024 and Fiscal 2023 were also negatively impacted by $0.80 per share and $0.76 per share, respectively, attributable to net restructuring-related charges, impairment of assets, and certain other charges (benefits), as previously discussed. Net income per diluted share during Fiscal 2024 was also favorably impacted by $0.20 due to an income tax benefit recorded in connection with Swiss tax reform and the European Union's anti-tax avoidance directive, as previously discussed.

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
In addition to our stores, we sold products online in North America, Europe, and Asia through our various digital commerce sites, as well as through our Ralph Lauren app in the U.S. We also sold products online through various third-party digital partner commerce sites, primarily in Asia.
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
This increase was partially offset by:
•a $6.0 million decrease related to our North America retail business, reflecting the absence of the 53rd week, which resulted in incremental net revenues of approximately $28 million during the prior fiscal year. On a constant currency basis, net revenues decreased by $2.4 million, reflecting a decrease of $24.9 million in non-

comparable store sales driven by the absence on the 53rd week, partially offset by an increase of $22.5 million in comparable store sales. The following table summarizes the percentage change in comparable store sales related to our North America retail business:

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
Asia net revenues — Net revenues increased by $139.9 million, or 10.9%, during Fiscal 2023 as compared to Fiscal 2022, despite COVID-19-related disruptions continuing to sporadically occur throughout the fiscal year, as well as the absence of the 53rd week, which resulted in incremental net revenues of approximately $21 million during the prior fiscal year related to our retail business. On a constant currency basis, net revenues increased by $297.8 million, or 23.1%.
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
Selling, General, and Administrative Expenses.    SG&A expenses increased by $103.3 million, or 3.1%, to $3.409 billion in Fiscal 2023, including favorable foreign currency effects of $165.8 million. SG&A expenses as a percentage of net revenues decreased to 52.9% in Fiscal 2023 from 53.2% in Fiscal 2022. The 30 basis point decline was driven by operating leverage on higher net revenues.
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
Restructuring and Other Charges, Net.   During Fiscal 2023 and Fiscal 2022, we recorded net restructuring charges and benefits of $19.2 million and $4.0 million, respectively, primarily consisting of severance and benefits costs (reversals) and restructuring-related other charges, as well as other charges of $23.8 million and $11.8 million, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired. Additionally, during Fiscal 2023 and Fiscal 2022, we recognized income of $3.5 million and $4.0 million, respectively, related to consideration received from Regent in connection with our previously sold Club Monaco business. We donated this income to The Ralph Lauren Corporate Foundation, which resulted in related offsetting donation expenses of $3.5 million and $4.0 million during Fiscal 2023 and Fiscal 2022, respectively. We also recorded charges of $6.4 million during Fiscal 2022 in connection with non-income-related capital taxes resulting from Swiss tax reform. See Note 9 to the accompanying consolidated financial statements.
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
North America operating margin declined by 480 basis points, primarily due to the net unfavorable impacts of approximately 370 basis points driven by an increase in SG&A expenses as a percentage of net revenues and a decline in our gross margin. The overall decline in operating margin also reflected the unfavorable impact of 110 basis points attributable to higher non-routine inventory charges and asset impairment charges recorded during Fiscal 2023 as compared to the prior fiscal year.
Europe operating margin declined by 280 basis points, primarily due to the unfavorable impacts of 310 basis points attributable to foreign currency effects. The decline in operating margin was partially offset by the net favorable impact of approximately 10 basis points driven by a decline in SG&A expenses as a percentage of net revenues, partially offset by a decline in our gross margin. The overall decline in operating margin also reflected the favorable impact of 20 basis points attributable to lower non-routine bad debt expenses recorded during Fiscal 2023 as compared to the prior fiscal year.
Asia operating margin improved by 250 basis points, primarily due to the net favorable impact of approximately 380 basis points driven by a decline in SG&A expenses as a percentage of net revenues and an increase in our gross margin. The overall improvement in operating margin also reflected the favorable impact of approximately 40 basis points attributable to other factors, most notably favorable channel mix. These increases in operating margin were partially offset by the unfavorable impact of 170 basis points attributable to foreign currency effects.
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
Net Income per Diluted Share.    Net income per diluted share decreased to $7.58 in Fiscal 2023, from $8.07 in Fiscal 2022. The $0.49 per share decrease was driven by the lower level of net income, as previously discussed, partially offset by lower weighted-average diluted shares outstanding during Fiscal 2023 driven by our share repurchases during the preceding twelve months. Net income per diluted share for Fiscal 2023 and Fiscal 2022 were also negatively impacted by $0.76 per share and $0.31 per share respectively, attributable to net restructuring-related charges, impairment of assets, and certain other charges (benefits), as previously discussed. Net income per diluted share during Fiscal 2022 reflected the favorable impact of the inclusion of the 53rd week, which increased net income per diluted share by $0.22 per share.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of March 30, 2024 and April 1, 2023.

	March 30, 2024	April 1, 2023	$ Change
	(millions)
Cash and cash equivalents	$1,662.2	$1,529.3	$132.9
Short-term investments	121.0	36.4	84.6
Long-term debt(a)	(1,140.5)	(1,138.5)	(2.0)
Net cash and short-term investments	$642.7	$427.2	$215.5
Equity	$2,450.3	$2,430.5	$19.8

(a)See Note 11 to the accompanying consolidated financial statements for discussion of the carrying values of our debt.
The increase in our net cash and short-term investments position at March 30, 2024 as compared to April 1, 2023 was primarily due to our operating cash flows of $1.070 billion, partially offset by our use of cash to support Class A common stock repurchases of $449.7 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to make dividend payments of $194.6 million, and to invest in our business through $164.8 million in capital expenditures.
The increase in our equity was attributable to our comprehensive income and the net impact of stock-based compensation arrangements, partially offset by our share repurchase activity and dividends declared during Fiscal 2024.

Cash Flows
Fiscal 2024 Compared to Fiscal 2023

	Fiscal Years Ended
	March 30, 2024	April 1, 2023	$ Change
	(millions)
Net cash provided by operating activities	$1,069.7	$411.0	$658.7
Net cash provided by (used in) investing activities	(256.8)	471.5	(728.3)
Net cash used in financing activities	(665.6)	(1,208.8)	543.2
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(13.6)	(8.8)	(4.8)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$133.7	$(335.1)	$468.8
Net Cash Provided by Operating Activities.    Net cash provided by operating activities was $1.070 billion during Fiscal 2024, as compared to $411.0 million during Fiscal 2023. The $658.7 million net increase in cash provided by operating activities was due to a net favorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year, as well as an increase in net income before non-cash charges.
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
Net Cash Provided by (Used in) Investing Activities.    Net cash used in investing activities was $256.8 million during Fiscal 2024, as compared to net cash provided by investing activities of $471.5 million during Fiscal 2023. The $728.3 million net increase in cash used in investing activities was primarily driven by:
•a $783.3 million decrease in proceeds from sales and maturities of investments, less purchases of investments. During Fiscal 2024, we made net investment purchases of $88.5 million, as compared to receiving net proceeds from sales and maturities of investments of $694.8 million during Fiscal 2023.
This increase in cash used in investing activities was partially offset by:
•a $52.7 million decrease in capital expenditures. During Fiscal 2024, we spent $164.8 million on capital expenditures, as compared to $217.5 million during Fiscal 2023. Our capital expenditures during Fiscal 2024 primarily related to store openings and renovations, as well as enhancements to our information technology systems.
In Fiscal 2025, we expect to spend approximately $300 million to $325 million on capital expenditures primarily related to store opening and renovations, as well as enhancements to our information technology systems (including those related to our Next Generation Transformation project) and corporate office renovations.
Net Cash Used in Financing Activities.    Net cash used in financing activities was $665.6 million during Fiscal 2024, as compared to $1.209 billion during Fiscal 2023. The $543.2 million net decrease in cash used in financing activities was primarily driven by:

•a $500.0 million decrease in cash used to repay debt. During Fiscal 2024, we did not issue or repay any debt. On a comparative basis, during Fiscal 2023, we repaid our previously outstanding $500.0 million principal amount of unsecured 1.700% senior notes that matured on June 15, 2022; and
•a $38.9 million decrease in cash used to repurchase shares of our Class A common stock. During Fiscal 2024, we used $398.2 million to repurchase shares of our Class A common stock pursuant to our common stock repurchase program, and an additional $51.5 million in shares of our Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our long-term stock incentive plans. On a comparative basis, during Fiscal 2023, we used $454.3 million to repurchase shares of our Class A common stock pursuant to our common stock repurchase program, and an additional $34.3 million in shares of our Class A common stock were surrendered or withheld for taxes.
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
The net unfavorable change related to our operating assets and liabilities, including our working capital, was primarily driven by:
•a net unfavorable change in our accounts payable and accrued liabilities largely driven by a decrease in our bonus accrual and the timing of cash payments; and
•an unfavorable change related to our accounts receivable, largely driven by stronger performance in our wholesale businesses, as well as timing of cash receipts.
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
Net Cash Used in Financing Activities.    Net cash used in financing activities was $1.209 billion during Fiscal 2023, as compared to $665.7 million during Fiscal 2022. The $543.1 million increase in cash used in financing activities was primarily driven by:
•a $500.0 million increase in cash used to repay debt. During Fiscal 2023, we repaid our previously outstanding $500.0 million principal amount of unsecured 1.700% senior notes that matured June 15, 2022. On a comparative basis, during Fiscal 2022, we did not issue or repay any debt; and
•a $48.3 million increase in payments of dividends, due to the reinstatement of our quarterly cash dividend program during Fiscal 2022 after being temporarily suspended at the beginning of the COVID-19 pandemic as a preemptive action to preserve cash and strengthen our liquidity position, as well as an increase to the quarterly cash dividend per share. Dividends paid amounted to $198.3 million and $150.0 million, during Fiscal 2023 and Fiscal 2022, respectively.
Sources of Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, our available cash and cash equivalents and short-term investments, availability under our credit and overdraft facilities and commercial paper program, and other available financing options.
During Fiscal 2024, we generated $1.070 billion of net cash flows from our operations. As of March 30, 2024, we had $1.783 billion in cash, cash equivalents, and short-term investments, of which $962.0 million were held by our subsidiaries domiciled outside the U.S. We are not dependent on foreign cash to fund our domestic operations. Undistributed foreign earnings generated on or before December 31, 2017 that were subject to the one-time mandatory transition tax in connection with U.S. tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA") are not considered to be permanently reinvested and may be repatriated to the U.S. in the future with minimal or no additional U.S. taxation. We intend to permanently reinvest undistributed foreign earnings generated after December 31, 2017 that were not subject to the one-time mandatory transition tax. However, if our plans change and we choose to repatriate post-2017 earnings to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.
The following table presents the total availability, borrowings outstanding, and remaining availability under our credit and overdraft facilities and Commercial Paper Program as of March 30, 2024:

	March 30, 2024
Description(a)	Total Availability	Borrowings Outstanding		Remaining Availability
	(millions)
Global Credit Facility and Commercial Paper Program(b)	$750	$12	(c)	$738
Pan-Asia Credit Facilities	36	—		36
Japan Overdraft Facility	33	—		33

(a)As defined in Note 11 to the accompanying consolidated financial statements.
(b)Borrowings under the Commercial Paper Program are supported by the Global Credit Facility. Accordingly, we do not expect combined borrowings outstanding under the Commercial Paper Program and the Global Credit Facility to exceed $750 million.
(c)Represents outstanding letters of credit for which we were contingently liable under the Global Credit Facility as of March 30, 2024.

We believe that the Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of March 30, 2024, there were seven financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 20%. In accordance with the terms of the agreement, we have the ability to expand our borrowing availability under the Global Credit Facility to $1.500 billion through the full term of the facility, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments.
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
Supplier Finance Program
We support a voluntary supplier finance program which provides certain of our inventory suppliers the opportunity, at their sole discretion, to sell their receivables due from us (which are generally due within 90 days) to a participating financial institution in exchange for receipt of a discounted payment amount made earlier than the payment term stipulated between us and the supplier. Our vendor payment terms and amounts due are not impacted by a supplier's decision to participate in the program. We have not pledged any assets and do not provide guarantees under the supplier finance program. Our payment obligations outstanding under our supplier finance program were $129.2 million and $122.2 million as of March 30, 2024 and April 1, 2023, respectively, and were recorded within accounts payable in the consolidated balance sheets.
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
The Global Credit Facility contains a number of covenants, as described in Note 11 to the accompanying consolidated financial statements. As of March 30, 2024, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility. The Pan-Asia Borrowing Facilities do not contain any financial covenants.
See Note 11 to the accompanying consolidated financial statements for additional information relating to our debt and covenant compliance.
Common Stock Repurchase Program
On February 2, 2022, our Board of Directors approved an expansion of our existing common stock repurchase program that allowed us to repurchase up to an additional $1.500 billion of our Class A common stock, excluding related excise taxes. As of March 30, 2024, the remaining availability under our Class A common stock repurchase program was approximately $776 million. Repurchases of shares of our Class A common stock are subject to overall business and market conditions.
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
On May 18, 2022, our Board of Directors approved an increase to the quarterly cash dividend on our common stock from $0.6875 to $0.75 per share. On May 16, 2024, our Board of Directors approved an additional increase to the quarterly cash dividend on our common stock from $0.75 to $0.825 per share. The first quarterly dividend declared to reflect this increase will be payable to shareholders of record at the close of business on June 28, 2024 and will be paid on July 12, 2024.
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

Material Cash Requirements
Firm Commitments
The following table summarizes certain of our aggregate material cash requirements as of March 30, 2024, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flows in future periods. We expect to fund these firm commitments with operating cash flows generated in the normal course of business and, if necessary, through availability under our credit facilities or other accessible sources of financing.

	Fiscal 2025	Fiscal 2026-2027	Fiscal 2028-2029	Fiscal 2030 and Thereafter	Total
	(millions)
Senior Notes	$—	$400.0	$—	$750.0	$1,150.0
Interest payments on debt	37.1	51.8	44.3	33.2	166.4
Operating leases	279.0	415.2	281.7	485.2	1,461.1
Finance leases	27.3	58.9	50.5	188.9	325.6
Other lease commitments	0.4	16.7	19.7	110.3	147.1
Inventory purchase commitments	834.7	—	—	—	834.7
Mandatory transition tax payments	33.7	42.2	—	—	75.9
Other commitments	77.8	59.8	25.7	—	163.3
Total	$1,290.0	$1,044.6	$421.9	$1,567.6	$4,324.1
The following is a description of our material, firmly committed obligations as of March 30, 2024:
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
•Lease obligations represent fixed payments due over the lease term of our noncancelable leases of real estate and operating equipment, including rent, real estate taxes, insurance, common area maintenance fees, and/or certain other costs. For lease terms that have commenced, information has been presented separately for operating and finance leases. Other lease commitments relate to executed lease agreements for which the related lease terms have not yet commenced as of March 30, 2024;
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
Excluded from the above contractual obligations table is the non-current liability for unrecognized tax benefits of $118.7 million as of March 30, 2024, as we cannot make a reliable estimate of the period in which the liability will be settled, if ever. The above table also excludes the following: (i) amounts recorded in current liabilities in our consolidated balance sheet as of March 30, 2024, which will be paid within one year, other than lease obligations, mandatory transition tax payments, and accrued interest payments on debt; and (ii) non-current liabilities that have no cash outflows associated with them (e.g., deferred income), or the cash outflows associated with them are uncertain or do not represent a "purchase obligation" as such term is used herein (e.g., deferred taxes, derivative financial instruments, asset retirement obligations, and other miscellaneous items).

We also have certain contractual arrangements that would require us to make payments if certain events or circumstances occur. See Note 15 to the accompanying consolidated financial statements for a description of our contingent commitments not included in the above table.
Off-Balance Sheet Arrangements
In addition to the commitments included in the above table, our other off-balance sheet firm commitments relating to our outstanding letters of credit amounted to $11.8 million as of March 30, 2024. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships with unconsolidated entities that would be expected to have a material current or future effect on our consolidated financial statements.
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
Given our use of derivative instruments, we are exposed to the risk that the counterparties to such contracts will fail to meet their contractual obligations. To mitigate such counterparty credit risk, it is our policy to only enter into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. Our established policies and procedures for mitigating credit risk include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties, when possible, to further mitigate credit risk. As a result of the above considerations, we do not believe that we are exposed to undue concentration of counterparty risk with respect to our derivative contracts as of March 30, 2024. However, we do have in aggregate $36.8 million of derivative instruments in net asset positions held across five creditworthy financial institutions.
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
Sensitivity
We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our forward foreign currency exchange and cross-currency swap contracts. In doing so, we assess the risk of loss in the fair values of these contracts that would result from hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of March 30, 2024, a 10% appreciation or depreciation of the U.S. Dollar against the foreign currencies under contract would result in a net increase or decrease, respectively, in the fair value of our derivative portfolio of approximately $110 million. This hypothetical net change in fair value should ultimately be largely offset by the net change in the related underlying hedged items.
Interest Rate Risk Management
Sensitivity
As of March 30, 2024, we had no variable-rate debt outstanding. As such, our exposure to changes in interest rates primarily relates to changes in the fair values of our fixed-rate Senior Notes. As of March 30, 2024, the aggregate fair values of our Senior Notes were $1.063 billion. A 25-basis point increase or decrease in interest rates would decrease or increase, respectively, the aggregate fair values of our Senior Notes by approximately $11 million based on certain simplifying assumptions, including an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Such potential increases or decreases in the fair value of our debt would only be realized if we were to retire all or a portion of the debt prior to its maturity.
Investment Risk Management
As of March 30, 2024, we had cash and cash equivalents on-hand of $1.662 billion, consisting of deposits in interest bearing accounts, investments in money market deposit accounts, and investments in time deposits with original maturities of 90 days or less. Our other significant investments included $121.0 million of short-term investments, consisting of investments in time deposits with original maturities greater than 90 days.
We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed in Note 3 to the accompanying consolidated financial statements. Our investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in our investment policy. See Note 13 to the accompanying consolidated financial statements for further detail of the composition of our investment portfolio as of March 30, 2024.
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
In developing estimates of returns, discounts, end-of-season markdowns, operational chargebacks, and cooperative advertising allowances, we analyze historical trends, actual and forecasted seasonal results, current economic and market conditions, retailer performance, and, in certain cases, contractual terms. Estimates for operational chargebacks are based on actual customer notifications of order fulfillment discrepancies and historical trends. We review and refine these estimates on a quarterly basis. Our historical estimates of these amounts have not differed materially from actual results. However, unforeseen adverse future economic and market conditions, such as those resulting from widespread pandemic diseases and/or other catastrophic events, could result in our actual results differing materially from our estimates. A hypothetical 1% increase in our reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances as of March 30, 2024 would have reduced our Fiscal 2024 net revenues by approximately $1 million.
Similarly, we evaluate our accounts receivable balances to develop expectations regarding the extent to which they will ultimately be collected. Significant judgment and estimation are involved in this evaluation, including a receivables aging analysis which shows, by aged category, the percentage of receivables that has historically gone uncollected, an analysis of specific risks on a customer-by-customer basis for larger accounts (including consideration of their financial condition and ability to withstand potential prolonged periods of adverse economic conditions), and an evaluation of current and forecasted economic and market conditions over the respective asset's contractual life. Based on this information, we record an allowance for estimated amounts that we ultimately expect not to collect due to credit. Although we believe that we have adequately provided for these risks as part of our allowance for doubtful accounts, a severe and prolonged adverse impact on our major customers' business and operations beyond those forecasted could have a corresponding material adverse effect on our net revenues, cash flows, and/or financial condition. A hypothetical 1% increase in the level of our allowance for doubtful accounts as of March 30, 2024 would have increased our Fiscal 2024 SG&A expenses by less than $1 million.
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
A hypothetical 1% increase in the level of our inventory reserves as of March 30, 2024 would have decreased our Fiscal 2024 gross profit by approximately $3 million.

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
No impairment charges were recorded during Fiscal 2024. During Fiscal 2023 and Fiscal 2022, we recorded impairment charges of $9.7 million, and $21.3 million, respectively, to write-down the carrying values of certain long-lived assets based upon their assumed fair values. See Note 8 to the accompanying consolidated financial statements for further discussion.
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
Sensitivity
The assumptions used in calculating the grant date fair values of our stock-based compensation awards represent our best estimates. In addition, projecting the achievement level of certain performance-based awards, as well as estimating the number of awards expected to be forfeited, requires judgment. If actual results or forfeitures differ significantly from our estimates and assumptions, or if assumptions used to estimate the grant date fair value of future stock-based award grants are significantly changed, stock-based compensation expense and, therefore, our results of operations could be materially impacted. A hypothetical 10% change in our Fiscal 2024 stock-based compensation expense would have affected our net income by approximately $8 million.
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

(c) Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting during the fourth quarter of Fiscal 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B.    Other Information.
Amended and Restated By-laws
On May 22, 2024, the Company's Board of Directors approved the Company's Fifth Amended and Restated By-laws (the "Amended and Restated By-laws"), effective as of such date. Among other matters, the Amended and Restated By-laws are modified to (1) amend the advance notice requirements for stockholders to bring proposed director nominees or other items of business before a special or annual meeting of stockholders, including amendments to address the universal proxy rules adopted by the SEC and (2) amend the forum selection provision to provide that the U.S. federal district courts shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. The Amended and Restated By-laws also reflect other technical and administrative changes. The foregoing summary of the amendments to the Amended and Restated By-laws does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amended and Restated By-laws, a copy of which is filed as Exhibit 3.3 to this Form 10-K and is incorporated herein by reference.
Departure and Appointment of Officers
On May 23, 2024, the Company announced that Jane Nielsen, Chief Operating Officer and Chief Financial Officer, will no longer serve as Chief Financial Officer effective as of May 23, 2024, and will continue in her role as Chief Operating Officer through March 29, 2025 (the "End Date"), on which date she will depart from the Company.
In connection with the foregoing, Ms. Nielsen and the Company entered into an employment transition agreement on May 23, 2024 (the "Nielsen Transition Agreement"), pursuant to which Ms. Nielsen will be entitled to the same base salary and target bonus in effect as of the date hereof through the End Date. The Nielsen Transition Agreement further provides that Ms. Nielsen will be entitled to an equity award in August of 2024 under the Company's 2019 Long-Term Stock Incentive Plan, with a target value of $8,000,000, which will be divided equally between performance share units ("PSUs") and restricted share units ("RSUs"), on the same terms applicable to other senior executive officers of the Company. Commencing on the End Date, the Company will pay Ms. Nielsen base salary continuation payments for a period of 52 weeks (the "Non-Compete Period"), in an aggregate amount of $1,050,000. As of the End Date, Ms. Nielsen will cease to be eligible for any of the Company's benefit plans (other than pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985 ("COBRA"), with the Company paying the employer's share of the monthly COBRA premiums for a 36-month period). The Company will pay Ms. Nielsen her 2025 short-term bonus, as calculated for, and at the same time as, the Company's other named executive officers. On the payroll pay date closest to the last day of the Non-Compete Period, the Company will pay Ms. Nielsen an additional lump sum amount of $1,837,500, which is equal to her target bonus. As of the End Date, (i) all of Ms. Nielsen's RSUs will vest immediately and (ii) all of her PSUs will cease to be subject to employment-based conditions, and will vest at the end of the performance period based on the Company's actual level of achievement. The Company will also pay Ms. Nielsen legal fees incurred in connection with the Nielsen Transition Agreement, capped at $40,000.
The Nielsen Transition Agreement requires that Ms. Nielsen comply with confidentiality, non-competition, non-disparagement, and non-solicitation restrictive covenants. Ms. Nielsen has also agreed to deliver a release of claims against the Company. In the event of a failure to abide by such covenants or upon a termination for Cause (as defined in the Nielsen Transition Agreement) prior to the End Date, Ms. Nielsen would forfeit the payments and benefits described above. The foregoing summary of the Nielsen Transition Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Nielsen Transition Agreement, a copy of which is filed as Exhibit 10.37 to this Form 10-K and is incorporated herein by reference.
On May 23, 2024, the Company appointed Justin Picicci as Chief Financial Officer, effective May 23, 2024.
In connection with the foregoing, Mr. Picicci and the Company entered into an Employment Agreement (the "Picicci Employment Agreement") on May 23, 2024. Pursuant to the Picicci Employment Agreement, Mr. Picicci is entitled to an annual base salary of not less than $700,000 and to participate in any applicable bonus program that the Company maintains during the term of his employment, including the Company's Executive Officer Annual Incentive Plan, as amended ("EOAIP"). Under the EOAIP, Mr. Picicci has an annual target bonus opportunity of 100% of his fiscal year salary earnings, and a maximum bonus opportunity of 200% of his fiscal year salary earnings and, in accordance with the Company's 2019 Long-

Term Stock Incentive Plan ("2019 LTSIP"), beginning in fiscal year 2025, he will be granted an annual equity award with a value of $1,200,000, under the terms of the 2019 LTSIP and as approved each year by the Talent, Culture & Total Rewards Committee (the "Compensation Committee") of the Board of Directors of the Company, $600,000 in the form of time-based RSUs, vesting in three equal annual installments on the anniversary date of the grant with the first installment vesting on the one-year anniversary of the grant date, subject to continued service to each vesting date, and $600,000 in the form of PSUs, vesting following a three-year performance period after certification of achievement of performance, subject to continued service on the vesting date, pursuant to the terms of the 2019 LTSIP.
Under the Picicci Employment Agreement, if the Company terminates Mr. Picicci's employment for any reason other than death, disability or Cause, or he voluntarily terminates his employment for Good Reason (each, as defined in the Picicci Employment Agreement), he will be entitled to receive base salary continuation payments for a period of one year from the date of such termination (the "Severance Period"), plus a lump sum amount at the end of the Severance Period equal to his target bonus. Upon such termination, Mr. Picicci's RSUs and PSUs will be treated in accordance with their respective award agreements. In addition, during the Severance Period, Mr. Picicci will be entitled to continue to participate in any group medical and dental plans in which he participated prior to his termination.
If Mr. Picicci voluntarily terminates his employment for Good Reason or the Company terminates his employment without Cause, in each case within 12 months following a Change in Control of the Company (as defined in the Picicci Employment Agreement), then, in lieu of the foregoing amounts, he will be entitled to receive a lump sum amount, payable within 15 days after the termination of his employment, equal to two times the sum of his then current annual base salary and the bonus paid in the most recently completed fiscal year prior to the fiscal year in which is employment is terminated. In addition, in such event, any unvested stock options, unvested RSUs and unvested PSUs held by Mr. Picicci will immediately vest.
If Mr. Picicci voluntarily terminates his employment without Good Reason or if he is terminated by the Company for Cause, he will only be entitled to receive his base salary through the date of termination, and any outstanding equity awards will be treated in accordance with their respective award agreements. In the event his employment terminates due to his death or disability, he or his estate will be entitled to receive only those welfare plans benefits available to him pursuant to the welfare plans he participated in prior to such termination, and any outstanding equity awards will be treated in accordance with their respective award agreements.
The above described amounts and stock awards to be provided are subject to his compliance with certain restrictive covenants. Any amounts due and payable to Mr. Picicci upon termination of his employment will be subject to compliance with Section 409A of the Internal Revenue Code.
Other than as described herein, since the beginning of the Company's last fiscal year, there have been no transactions between the Company and Mr. Picicci or any member of his family.
The foregoing summary of the Picicci Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Picicci Employment Agreement, a copy of which is filed as Exhibit 10.38 to this Form 10-K and is incorporated herein by reference.
Trading Arrangements
During the three months ended March 30, 2024, none of our directors or officers (as defined in Item 408 of Regulation S-K of the Securities Exchange Act of 1934) adopted or terminated "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements" (each term as defined in Item 408 of Regulation S-K of the Securities Exchange Act of 1934).
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Information relating to our directors and corporate governance will be set forth in the Company's proxy statement for its 2024 annual meeting of stockholders to be filed within 120 days after March 30, 2024 (the "Proxy Statement") and is incorporated by reference herein. Information relating to our executive officers is set forth in Item 1 of this Annual Report on Form 10-K under the caption "Information About Our Executive Officers."
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
The Company has adopted an insider trading policy which governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees and other covered persons and is designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of our Securities Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11.    Executive Compensation.
Information relating to executive and director compensation will be set forth in the Proxy Statement and such information is incorporated by reference herein.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table sets forth information as of March 30, 2024 regarding compensation plans under which the Company's equity securities are authorized for issuance:

	(a)		(b)		(c)
Plan Category	Numbers of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options ($)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	2,244,308	(1)	N/A	(2)	2,496,022	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	2,244,308		$—		2,496,022

(1)Consists of restricted stock units that are payable solely in shares of Class A common stock (including 508,497 service-based restricted stock units that have fully vested but for which the underlying shares have not yet been delivered as of March 30, 2024).
(2)No options were outstanding as of March 30, 2024.
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
PART IV
Item 15.    Exhibits and Financial Statement Schedules.
(a)    1., 2. Financial Statements and Financial Statement Schedules. See index on Page F-1.
3.      Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-24733) (the "S-1"))
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Form 8-K filed August 16, 2011)
3.3*	Fifth Amended and Restated By-laws of the Company
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

10.2	Form of Indemnification Agreement between the Company and its Directors and Executive Officers (filed as Exhibit 10.26 to the S-1)†
10.3	Amended and Restated Employment Agreement, effective as of April 2, 2017, between the Company and Ralph Lauren (filed as Exhibit 10.1 to the Form 8-K filed March 31, 2017)†
10.4	Amendment No. 1 to the Amended and Restated Employment Agreement, dated June 16, 2020, between the Company and Ralph Lauren (filed as Exhibit 10.1 to the Form 10-Q filed August 4, 2020)†
10.5	Amendment No.2 to the Amended and Restated Employment Agreement, dated June 16, 2021, between the Company and Ralph Lauren (filed as Exhibit 10.1 to the Company's Form 10-Q filed August 3, 2021)†
10.6	Employment Agreement, dated May 13, 2017, between the Company and Patrice Louvet (filed as Exhibit 10.1 to the Form 8-K filed May 17, 2017)†
10.7	Amendment No. 1 to the Employment Agreement, dated June 30, 2017, between the Company and Patrice Louvet (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended July 1, 2017)†
10.8	Amendment No. 2 to the Employment Agreement, dated June 17, 2020, between the Company and Patrice Louvet (filed as Exhibit 10.2 to the Form 10-Q filed August 4, 2020)†
10.9	Amendment No.3 to the Employee Agreement, dated July 28, 2021, between the Company and Patrice Louvet (filed as Exhibit 10.2 to the Company's Form 10-Q filed August 3, 2021)†
10.10	Amendment No. 4 to the Employment Agreement, dated August 4, 2023 between the Company and Patrice Louvet (filed as Exhibit 10.2 to the Form 10-Q filed August 10, 2023)†
10.11	Amended and Restated Employment Agreement, dated February 28, 2019, between the Company and Jane Nielsen (filed as Exhibit 10.1 to the Form 8-K filed March 1, 2019)†
10.12	Amendment No. 1 to the Amended and Restated Employment Agreement, dated June 17, 2020, between the Company and Jane Nielsen (filed as Exhibit 10.3 to the Form 10-Q filed August 4, 2020)†

Exhibit Number	Description
10.13	Amended and Restated Employment Agreement, dated February 14, 2021, between the Company and Halide Alagöz (filed as Exhibit 10.1 to the Form 10-Q filed August 9, 2022)†
10.14	Amendment No. 1 to the Amended and Restated Employment Agreement, dated August 3, 2022, between the Company and Halide Alagöz (filed as Exhibit 10.2 to the Form 10-Q filed August 9, 2022)†
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

10.21	Amended and Restated 2010 Long-Term Incentive Plan, amended as of August 11, 2016 (filed as Exhibit 10.4 to the Form 10-Q for the quarterly period ended July 2, 2016)†
10.22	2019 Long-Term Stock Incentive Plan (filed as Appendix C to the Company's Definitive Proxy Statement dated June 21, 2019)†
10.23	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the 2019 Long-Term Stock Incentive Plan (filed as Exhibit 10.39 to the Company's Form 10-K filed May 24, 2022) †
10.24	Form of Cliff Restricted Stock Award Agreement under the 2019 Long-Term Stock Incentive Plan (filed as Exhibit 10.2 to the Form 10-Q filed November 5, 2020)†
10.25	Form of Pro-Rata Restricted Stock Unit Award Agreement under the 2019 Long-Term Stock Incentive Plan (filed as Exhibit 10.3 to the Form 10-Q filed November 5, 2020)†
10.26	Amended and Restated Polo Ralph Lauren Supplemental Executive Retirement Plan (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended December 31, 2005)†
10.27	Form of Restricted Stock Unit Award Agreement under the 2019 Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the Company's Form 10-Q Filed November 3, 2021)†
10.28	Form of Performance Share Unit Award- PSU Operating Profit Margin Agreement under the 2019 Long-Term Stock Incentive Plan (filed as Exhibit 10.2 to the Company's Form 10-Q filed November 3, 2021)†
10.29	Form of Performance Share Unit Award- TSR Agreement under the 2019 Long-Term Stock Incentive Plan (filed as Exhibit 10.3 to the Company's Form 10-Q filed November 3, 2021)†
10.30	Form of Restricted Stock Unit Award Agreement under the 2019 Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the Company's Form 10-Q filed November 10, 2022)†
10.31	Form of Performance Share Unit Award - ROIC Agreement under the 2019 Long-Term Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Form 10-Q filed November 10, 2022)†
10.32	Form of Performance Share Unit Award - TSR Agreement under the 2019 Long-Term Stock Incentive Plan (filed as Exhibit 10.3 to the Company’s Form 10-Q filed November 10, 2022)†
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

10.35
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

Exhibit Number	Description
10.36
Credit Agreement, dated as of June 30, 2023, among Ralph Lauren Corporation, Ralph Lauren Europe Sàrl, RL Finance B.V. and Ralph Lauren Asia Pacific Limited as the borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, HSBC Bank USA, N.A., ING Bank N.V., Dublin Branch, Deutsche Bank Securities Inc. and Sumitomo Mitsui Banking Corporation, as co-documentation agents (filed as Exhibit 10.1 to the Company's Form 8-K filed on July 7, 2023)

10.37*	Employment Transition Agreement, dated May 23, 2024, between the Company and Jane Nielsen†
10.38*	Employment Agreement, dated May 23, 2024, between the Company and Justin Picicci†
14.1
Code of Ethics for Principal Executive Officers and Senior Financial Officers (filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2003 and available, as amended, on the Company's Internet site)

14.2	Code of Business Conduct and Ethics of the Company (filed as Exhibit 14.1 to the Form 10-Q for the quarterly period ended June 27, 2015 and available, as amended, on the Company's Internet site)
19.1*	Insider Trading Policies and Procedures of the Company
21.1*	List of Subsidiaries of the Company
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Principal Executive Officer pursuant to 17 CFR 240.13a-14(a)
31.2*	Certification of Principal Financial Officer pursuant to 17 CFR 240.13a-14(a)
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Clawback Policy of the Company
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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
Date: May 23, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ RALPH LAUREN	Executive Chairman, Chief Creative Officer, and Director	May 23, 2024
Ralph Lauren

/S/ PATRICE LOUVET	President, Chief Executive Officer, and Director (Principal Executive Officer)	May 23, 2024
Patrice Louvet

/S/ JANE HAMILTON NIELSEN	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	May 23, 2024
Jane Hamilton Nielsen

/s/ DAVID LAUREN	Vice Chairman, Chief Branding and Innovation Officer, Strategic Advisor to the CEO, and Director	May 23, 2024
David Lauren

/S/ ANGELA AHRENDTS	Director	May 23, 2024
Angela Ahrendts

/S/ JOHN R. ALCHIN	Director	May 23, 2024
John R. Alchin

/S/ FRANK A. BENNACK, JR.	Director	May 23, 2024
Frank A. Bennack, Jr.

/s/ DEBRA CUPP	Director	May 23, 2024
Debra Cupp

/s/ LINDA FINDLEY	Director	May 23, 2024
Linda Findley

/s/ MICHAEL A. GEORGE	Director	May 23, 2024
Michael A. George

Signature	Title	Date

/S/ VALERIE JARRETT	Director	May 23, 2024
Valerie Jarrett

/S/ HUBERT JOLY	Director	May 23, 2024
Hubert Joly

/S/ DARREN WALKER	Director	May 23, 2024
Darren Walker

/S/ WEI ZHANG	Director	May 23, 2024
Wei Zhang

RALPH LAUREN CORPORATION

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 30, 2024	April 1, 2023
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,662.2	$1,529.3
Short-term investments	121.0	36.4
Accounts receivable, net of allowances of $175.3 million and $175.3 million	446.5	447.7
Inventories	902.2	1,071.3
Income tax receivable	56.0	50.7
Prepaid expenses and other current assets	171.9	188.7
Total current assets	3,359.8	3,324.1
Property and equipment, net	850.4	955.5
Operating lease right-of-use assets	1,014.6	1,134.0
Deferred tax assets	288.3	255.1
Goodwill	888.1	898.9
Intangible assets, net	75.7	88.9
Other non-current assets	125.7	133.0
Total assets	$6,602.6	$6,789.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$332.2	$371.6
Current income tax payable	79.8	59.7
Current operating lease liabilities	245.5	266.7
Accrued expenses and other current liabilities	809.7	795.5
Total current liabilities	1,467.2	1,493.5
Long-term debt	1,140.5	1,138.5
Long-term finance lease liabilities	256.1	315.3
Long-term operating lease liabilities	1,014.0	1,141.1
Non-current income tax payable	42.2	75.9
Non-current liability for unrecognized tax benefits	118.7	93.8
Other non-current liabilities	113.6	100.9
Commitments and contingencies (Note 15)
Total liabilities	4,152.3	4,359.0
Equity:
Class A common stock, par value $.01 per share; 111.7 million and 107.7 million shares issued; 41.4 million and 40.7 million shares outstanding	1.1	1.0
Class B common stock, par value $.01 per share; 21.9 million shares issued and outstanding; 24.9 million shares issued and outstanding	0.2	0.3
Additional paid-in-capital	2,923.8	2,824.3
Retained earnings	7,051.6	6,598.2
Treasury stock, Class A, at cost; 70.3 million and 67.0 million shares	(7,250.3)	(6,797.3)
Accumulated other comprehensive loss	(276.1)	(196.0)
Total equity	2,450.3	2,430.5
Total liabilities and equity	$6,602.6	$6,789.5
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	March 30, 2024	April 1, 2023	April 2, 2022
	(millions, except per share data)
Net revenues	$6,631.4	$6,443.6	$6,218.5
Cost of goods sold	(2,199.6)	(2,277.8)	(2,071.0)
Gross profit	4,431.8	4,165.8	4,147.5
Selling, general, and administrative expenses	(3,600.5)	(3,408.9)	(3,305.6)
Impairment of assets	—	(9.7)	(21.3)
Restructuring and other charges, net	(74.9)	(43.0)	(22.2)
Total other operating expenses, net	(3,675.4)	(3,461.6)	(3,349.1)
Operating income	756.4	704.2	798.4
Interest expense	(42.2)	(40.4)	(54.0)
Interest income	73.0	32.2	5.5
Other income (expense), net	(9.8)	(4.1)	4.7
Income before income taxes	777.4	691.9	754.6
Income tax provision	(131.1)	(169.2)	(154.5)
Net income	$646.3	$522.7	$600.1

Net income per common share:
Basic	$9.91	$7.72	$8.22
Diluted	$9.71	$7.58	$8.07
Weighted-average common shares outstanding:
Basic	65.2	67.7	73.0
Diluted	66.5	69.0	74.3
Dividends declared per share	$3.00	$3.00	$2.75
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Years Ended
	March 30, 2024	April 1, 2023	April 2, 2022
	(millions)
Net income	$646.3	$522.7	$600.1
Other comprehensive loss, net of tax:
Foreign currency translation losses	(76.2)	(14.1)	(66.5)
Net gains (losses) on cash flow hedges	3.1	(4.9)	4.4
Net gains (losses) on defined benefit plans	(7.0)	3.3	2.6
Other comprehensive loss, net of tax	(80.1)	(15.7)	(59.5)
Total comprehensive income	$566.2	$507.0	$540.6
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	March 30, 2024	April 1, 2023	April 2, 2022
	(millions)
Cash flows from operating activities:
Net income	$646.3	$522.7	$600.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	229.0	220.5	229.7
Deferred income tax expense (benefit)	(41.1)	3.9	(46.1)
Stock-based compensation expense	99.5	75.5	81.7
Impairment of assets	—	9.7	21.3
Bad debt expense (reversals)	7.3	2.3	(2.2)
Other non-cash charges	13.7	1.0	1.0
Changes in operating assets and liabilities:
Accounts receivable	(15.3)	(52.6)	32.4
Inventories	149.1	(106.2)	(269.3)
Prepaid expenses and other current assets	16.1	(19.9)	(28.3)
Accounts payable and accrued liabilities	15.6	(225.0)	194.6
Income tax receivables and payables	(18.5)	5.7	(62.3)
Operating lease right-of-use assets and liabilities, net	(36.3)	(17.5)	(61.6)
Other balance sheet changes	4.3	(9.1)	24.9
Net cash provided by operating activities	1,069.7	411.0	715.9
Cash flows from investing activities:
Capital expenditures	(164.8)	(217.5)	(166.9)
Purchases of investments	(392.8)	(598.6)	(1,510.6)
Proceeds from sales and maturities of investments	304.3	1,293.4	964.6
Other investing activities	(3.5)	(5.8)	(5.0)
Net cash provided by (used in) investing activities	(256.8)	471.5	(717.9)
Cash flows from financing activities:
Repayments of long-term debt	—	(500.0)	—
Payments of finance lease obligations	(21.3)	(21.9)	(23.1)
Payments of dividends	(194.6)	(198.3)	(150.0)
Repurchases of common stock, including shares surrendered for tax withholdings	(449.7)	(488.6)	(492.6)
Net cash used in financing activities	(665.6)	(1,208.8)	(665.7)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(13.6)	(8.8)	(48.3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	133.7	(335.1)	(716.0)
Cash, cash equivalents, and restricted cash at beginning of period	1,536.9	1,872.0	2,588.0
Cash, cash equivalents, and restricted cash at end of period	$1,670.6	$1,536.9	$1,872.0
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

			Additional		Treasury Stock
	Common Stock(a)		Paid-in	Retained	at Cost			Total
	Shares	Amount	Capital	Earnings	Shares	Amount	AOCI(b)	Equity
	(millions)
Balance at March 27, 2021	131.0	$1.3	$2,667.1	$5,872.9	57.8	$(5,816.1)	$(120.8)	$2,604.4
Comprehensive income:
Net income				600.1
Other comprehensive loss							(59.5)
Total comprehensive income								540.6
Dividends declared				(198.1)				(198.1)
Repurchases of common stock					4.1	(492.6)		(492.6)
Stock-based compensation			81.7					81.7
Shares issued pursuant to stock-based compensation plans	0.8	—	—					—
Balance at April 2, 2022	131.8	$1.3	$2,748.8	$6,274.9	61.9	$(6,308.7)	$(180.3)	$2,536.0
Comprehensive income:
Net income				522.7
Other comprehensive loss							(15.7)
Total comprehensive income								507.0
Dividends declared				(199.4)				(199.4)
Repurchases of common stock					5.1	(488.6)		(488.6)
Stock-based compensation			75.5					75.5
Shares issued pursuant to stock-based compensation plans	0.8	—	—					—
Balance at April 1, 2023	132.6	$1.3	$2,824.3	$6,598.2	67.0	$(6,797.3)	$(196.0)	$2,430.5
Comprehensive income:
Net income				646.3
Other comprehensive loss							(80.1)
Total comprehensive income								566.2
Dividends declared				(192.9)				(192.9)
Repurchases of common stock, including excise tax					3.3	(453.0)		(453.0)
Stock-based compensation			99.5					99.5
Shares issued pursuant to stock-based compensation plans	1.0	—	—					—
Balance at March 30, 2024	133.6	$1.3	$2,923.8	$7,051.6	70.3	$(7,250.3)	$(276.1)	$2,450.3

(a)Includes Class A and Class B common stock. In Fiscal 2024, 3.0 million shares of Class B common stock were converted into an equal number of shares of Class A common stock pursuant to the terms of the Class B common stock (see Note 16).
(b)Accumulated other comprehensive income (loss).

See accompanying notes.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Description of Business
Ralph Lauren Corporation ("RLC") is a global leader in the design, marketing, and distribution of luxury lifestyle products, including apparel, footwear & accessories, home, fragrances, and hospitality. RLC's long-standing reputation and distinctive image have been developed across a wide range of products, brands, distribution channels, and international markets. RLC's brand names include Ralph Lauren, Ralph Lauren Collection, Ralph Lauren Purple Label, Double RL, Polo Ralph Lauren, Lauren Ralph Lauren, Polo Ralph Lauren Children, and Chaps, among others. RLC and its subsidiaries are collectively referred to herein as the "Company," "we," "us," "our," and "ourselves," unless the context indicates otherwise.
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
Fiscal Year
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2024 ended on March 30, 2024 and was a 52-week period ("Fiscal 2024"); fiscal year 2023 ended on April 1, 2023 and was a 52-week period ("Fiscal 2023"); fiscal year 2022 ended on April 2, 2022 and was a 53-week period ("Fiscal 2022"); and fiscal year 2025 will end on March 29, 2025 and will be a 52-week period ("Fiscal 2025").
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
Revenue from the Company's licensing arrangements is recognized over time during the period that licensees are provided access to the Company's trademarks (i.e., symbolic intellectual property) and benefit from such access through their own sales of licensed products. These arrangements require licensees to pay a sales-based royalty, which for most arrangements, may be subject to a contractually-guaranteed minimum royalty amount. Payments are generally due quarterly and, depending on time of receipt, may be recorded as a liability until recognized as revenue. The Company recognizes revenue for sales-based royalty arrangements (including those for which the royalty exceeds any contractually-guaranteed minimum royalty amount) as licensed products are sold by the licensee. If a sales-based royalty is not ultimately expected to exceed a contractually-guaranteed minimum royalty amount, the minimum is generally recognized as revenue ratably over the respective contractual period. This sales-based output measure of progress and pattern of recognition best represents the value transferred to the licensee over the term of the arrangement, as well as the amount of consideration that the Company is entitled to receive

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
in exchange for providing access to its trademarks. As of March 30, 2024, contractually-guaranteed minimum royalty amounts expected to be recognized as revenue during future periods were as follows:

Contractually-Guaranteed Minimum Royalties(a)
(millions)
Fiscal 2025	$65.9
Fiscal 2026	49.6
Fiscal 2027	47.6
Fiscal 2028	12.5
Fiscal 2029	4.8
Fiscal 2030 and thereafter	—
Total	$180.4

(a)Amounts presented do not contemplate potential contract renewals or royalties earned in excess of the contractually-guaranteed minimums.
Disaggregated Net Revenues
The following tables disaggregate the Company's net revenues into categories that depict how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors for the fiscal years presented:

	Fiscal Year Ended
	March 30, 2024
	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$1,915.9	$971.3	$1,463.8	$—	$4,351.0
Wholesale	1,034.6	996.7	102.8	—	2,134.1
Licensing	—	—	—	146.3	146.3
Total	$2,950.5	$1,968.0	$1,566.6	$146.3	$6,631.4

	Fiscal Year Ended
	April 1, 2023
	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$1,872.6	$858.4	$1,322.1	$—	$4,053.1
Wholesale	1,147.9	980.8	104.6	—	2,233.3
Licensing	—	—	—	157.2	157.2
Total	$3,020.5	$1,839.2	$1,426.7	$157.2	$6,443.6

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Deferred Income
Deferred income represents cash payments received in advance of the Company's transfer of control of products or services to its customers and generally consists of unredeemed gift cards (net of breakage) and advance royalty payments from its licensees. The Company's deferred income balances were $17.4 million and $14.1 million as of March 30, 2024 and April 1, 2023, respectively, and were primarily recorded within accrued expenses and other current liabilities within the consolidated balance sheets. The majority of the deferred income balance as of March 30, 2024 is expected to be recognized as revenue within the next twelve months.
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
Shipping and Handling Costs
Costs associated with shipping goods to customers are accounted for as fulfillment activities and reflected as SG&A expenses in the consolidated statements of operations. Shipping and handling costs (described above) billed to customers are included in revenue. A summary of shipping and handling costs recognized during the fiscal years presented is as follows:

	Fiscal Years Ended
	March 30, 2024	April 1, 2023	April 2, 2022
	(millions)
Shipping costs	$81.7	$79.9	$73.0
Handling costs	171.2	169.7	151.8
Marketing and Advertising Costs
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Marketing and advertising expenses were $467.0 million, $438.1 million, and $456.3 million in Fiscal 2024, Fiscal 2023, and Fiscal 2022, respectively. Deferred marketing and advertising costs, which principally relate to advertisements that have not yet been exhibited or payments made for services that have not yet been received, were $19.6 million and $10.4 million at the end of Fiscal 2024 and Fiscal 2023, respectively, and were recorded within prepaid expenses and other current assets in the consolidated balance sheets.
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
The Company also recognizes gains and losses on both third-party and intercompany balances that are denominated in a currency other than the respective entity's functional currency. Such foreign currency transactional gains and losses are recognized within other income (expense), net in the consolidated statements of operations, inclusive of the effects of any related hedging activities, and reflected net losses of $3.1 million and $4.5 million in Fiscal 2024 and Fiscal 2023, respectively, and a net gain of $2.8 million in Fiscal 2022.
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
The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to shares used to calculate diluted net income per common share as follows:

	Fiscal Years Ended
	March 30, 2024	April 1, 2023	April 2, 2022
	(millions)
Basic shares	65.2	67.7	73.0
Dilutive effect of RSUs and stock options	1.3	1.3	1.3
Diluted shares	66.5	69.0	74.3
All earnings per share amounts have been calculated using unrounded numbers. The Company has outstanding performance-based RSUs, which are included in the computation of diluted shares only to the extent that the underlying performance conditions (i) have been satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. In addition, options to purchase shares of the Company's Class A common stock at an exercise price greater than the average market price of such

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. As of the end of Fiscal 2024, Fiscal 2023, and Fiscal 2022, there were 0.3 million, 0.3 million, and 0.1 million, respectively, of additional shares issuable contingent upon vesting of performance-based RSUs and/or upon exercise of anti-dilutive stock options that were excluded from the diluted shares calculations.
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
A rollforward of the activity in the Company's reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented as follows:

	Fiscal Years Ended
	March 30, 2024	April 1, 2023	April 2, 2022
	(millions)
Beginning reserve balance	$148.1	$180.7	$173.7
Amount charged against revenue to increase reserve	450.7	407.9	407.7
Amount credited against customer accounts to decrease reserve	(453.7)	(436.5)	(392.9)
Foreign currency translation	(2.0)	(4.0)	(7.8)
Ending reserve balance	$143.1	$148.1	$180.7

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
A rollforward of the activity in the Company's allowance for doubtful accounts is presented as follows:

	Fiscal Years Ended
	March 30, 2024	April 1, 2023	April 2, 2022
	(millions)
Beginning reserve balance	$27.2	$34.0	$40.1
Amount recorded to expense to increase (decrease) reserve(a)	7.3	2.3	(2.2)
Amount written-off against customer accounts to decrease reserve	(2.0)	(8.5)	(2.8)
Foreign currency translation	(0.3)	(0.6)	(1.1)
Ending reserve balance	$32.2	$27.2	$34.0

(a)Amounts recorded to bad debt expense are included within SG&A expenses in the consolidated statements of operations.
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department stores, specialty stores, and third-party digital partners around the world, and extends credit based on an evaluation of each customer's financial capacity and condition, usually without requiring collateral. In the Company's wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2024, the Company's sales to its three largest wholesale customers accounted for approximately 13% of total net revenues. Substantially all of the Company's sales to its three largest wholesale customers related to its North America segment. As of March 30, 2024, these three key wholesale customers accounted for approximately 29% of total gross accounts receivable.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Supplier Finance Program
The Company supports a voluntary supplier finance program which provides certain of its inventory suppliers the opportunity, at their sole discretion, to sell their receivables due from the Company (which are generally due within 90 days) to a participating financial institution in exchange for receipt of a discounted payment amount made earlier than the payment term stipulated between the Company and the supplier. The Company's vendor payment terms and amounts due are not impacted by a supplier's decision to participate in the program. The Company has not pledged any assets and does not provide guarantees under the supplier finance program. The Company's payment obligations outstanding under its supplier finance program were $129.2 million and $122.2 million as of March 30, 2024 and April 1, 2023, respectively, and were recorded within accounts payable in the consolidated balance sheets.
Implementation Costs Incurred in Cloud Computing Arrangements
For cloud computing arrangements that are a service contract, the Company capitalizes certain implementation costs incurred (depending on their nature) during the application development stage of the related project, and expenses costs during the preliminary project and post-implementation stages as they are incurred. Capitalized implementation costs are expensed on a straight-line basis over the reasonably certain term of the hosting arrangement, beginning when the module is ready for its intended use. The Company's cloud computing arrangements relate to various areas, including certain retail store and digital commerce operations, and corporate and administrative functions. Capitalized amounts related to such arrangements are recorded within prepaid expenses and other current assets and within other non-current assets in the consolidated balance sheets (see Note 7). Capitalized implementation costs expensed were $9.1 million, $6.3 million, and $9.2 million during Fiscal 2024, Fiscal 2023, and Fiscal 2022, respectively, and were recorded in SG&A expenses in the consolidated statements of operations.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Under certain of its lease arrangements, the Company is contractually obligated to remove its leasehold improvements at the end of the lease term. For such arrangements, the Company records an asset retirement obligation ("ARO") at lease inception for the estimated fair value, with a corresponding increase in the carrying amount of the related long-lived asset. The ARO is adjusted for any changes in estimates and the related long-lived asset is depreciated over its useful life. Activity related to these obligations were not material during any of the fiscal years presented. The Company's ARO balances are recorded within other non-current liabilities in the consolidated balance sheets (see Note 7).
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU No. 2023-07, "Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 requires entities to make certain enhanced segment disclosures on both an annual and interim basis, including disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (the "CODM") as defined within Accounting Standards Codification Topic 280, "Segment Reporting," as well as various information regarding its CODM, among other provisions. ASU 2023-07 does not change how entities identify their operating segments, aggregates them, or applies the quantitative thresholds to determine their reportable segments. The annual disclosures required by ASU 2023-07 are effective for the Company beginning in its Fiscal 2025, with interim disclosures effective beginning in its Fiscal 2026. The provisions of ASU 2023-07 are to be applied retrospectively to all prior periods presented. Early adoption is permitted. Other than the new disclosure requirements, ASU 2023-07 will not have an impact on the Company's consolidated financial statements.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.    Property and Equipment
Property and equipment, net consists of the following:

	March 30, 2024	April 1, 2023
	(millions)
Land and improvements	$15.3	$15.3
Buildings and improvements	416.8	471.9
Furniture and fixtures	627.1	608.8
Machinery and equipment	389.5	375.9
Capitalized software	558.5	541.1
Leasehold improvements	1,249.4	1,216.1
Construction in progress	46.2	60.9
	3,302.8	3,290.0
Less: accumulated depreciation	(2,452.4)	(2,334.5)
Property and equipment, net	$850.4	$955.5
Property and equipment, net includes finance lease ROU assets, which are reflected in the table above based on their nature.
Depreciation expense was $215.9 million, $206.5 million, and $211.8 million during Fiscal 2024, Fiscal 2023, and Fiscal 2022, respectively, and was recorded primarily within SG&A expenses in the consolidated statements of operations.
6.    Goodwill and Other Intangible Assets
Goodwill
The following table details the changes in goodwill for each of the Company's segments during Fiscal 2024 and Fiscal 2023:

	North America	Europe	Asia	Other Non-reportable Segments	Total
	(millions)
Balance at April 2, 2022	$421.8	$286.0	$68.9	$132.0	$908.7
Foreign currency translation	—	(4.2)	(5.6)	—	(9.8)
Balance at April 1, 2023	421.8	281.8	63.3	132.0	898.9
Foreign currency translation	—	(3.0)	(7.8)	—	(10.8)
Balance at March 30, 2024	$421.8	$278.8	$55.5	$132.0	$888.1
Based on the results of the Company's goodwill impairment testing, no goodwill impairment charges were recorded in Fiscal 2024, Fiscal 2023, or Fiscal 2022. See Note 12 for further discussion of the Company's goodwill impairment testing.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Intangible Assets
Other intangible assets consist of the following:

	March 30, 2024			April 1, 2023
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Re-acquired licensed trademarks	$223.3	$(179.9)	$43.4	$226.3	$(174.7)	$51.6
Customer relationships	231.4	(208.3)	23.1	239.8	(211.9)	27.9
Other	10.1	(8.2)	1.9	10.1	(8.0)	2.1
Total intangible assets subject to amortization	464.8	(396.4)	68.4	476.2	(394.6)	81.6
Intangible assets not subject to amortization:
Trademarks and brands	7.3	N/A	7.3	7.3	N/A	7.3
Total intangible assets	$472.1	$(396.4)	$75.7	$483.5	$(394.6)	$88.9
Amortization Expense
Amortization expense was $13.1 million, $14.0 million, and $17.9 million during Fiscal 2024, Fiscal 2023, and Fiscal 2022, respectively, and was recorded within SG&A expenses in the consolidated statements of operations.
Based on the balance of the Company's finite-lived intangible assets subject to amortization as of March 30, 2024, the expected amortization expense for each of the next five fiscal years and thereafter is as follows:

Amortization Expense
(millions)
Fiscal 2025	$12.9
Fiscal 2026	10.7
Fiscal 2027	10.0
Fiscal 2028	10.0
Fiscal 2029	10.0
Fiscal 2030 and thereafter	14.8
Total	$68.4
The expected future amortization expense above reflects weighted-average estimated remaining useful lives of 6.3 years for re-acquired licensed trademarks, 6.2 years for customer relationships, and 6.4 years for the Company's finite-lived intangible assets in total.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    Other Assets and Liabilities
Prepaid expenses and other current assets consist of the following:

	March 30, 2024	April 1, 2023
	(millions)
Non-trade receivables	$27.2	$30.7
Other taxes receivable	26.1	46.7
Prepaid marketing and advertising	19.6	10.4
Prepaid software maintenance	19.2	18.5
Inventory return asset	13.3	10.5
Prepaid occupancy expense	8.3	5.8
Cloud computing arrangement implementation costs	7.2	6.2
Prepaid logistic services	6.5	6.5
Derivative financial instruments	6.0	1.7
Tenant allowances receivable	5.2	3.9
Prepaid insurance	4.1	4.1
Restricted cash	2.8	1.5
Other prepaid expenses and current assets	26.4	42.2
Total prepaid expenses and other current assets	$171.9	$188.7
Other non-current assets consist of the following:

	March 30, 2024	April 1, 2023
	(millions)
Security deposits	$34.2	$33.0
Derivative financial instruments	30.6	42.8
Cloud computing arrangement implementation costs	16.0	10.1
Equity method and other investments	7.5	10.6
Deferred rent assets	6.3	6.8
Restricted cash	5.6	6.1
Other non-current assets	25.5	23.6
Total other non-current assets	$125.7	$133.0

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accrued expenses and other current liabilities consist of the following:

	March 30, 2024	April 1, 2023
	(millions)
Accrued payroll and benefits	$207.7	$198.1
Accrued operating expenses	192.0	191.0
Accrued inventory	122.2	139.4
Accrued marketing and advertising	74.2	76.3
Other taxes payable	60.8	32.8
Dividends payable	47.5	49.2
Restructuring reserve	32.3	20.8
Accrued capital expenditures	26.7	37.2
Finance lease obligations	19.2	20.3
Deferred income	17.3	14.0
Other accrued expenses and current liabilities	9.8	16.4
Total accrued expenses and other current liabilities	$809.7	$795.5
Other non-current liabilities consist of the following:

	March 30, 2024	April 1, 2023
	(millions)
Deferred lease incentives and obligations	$41.0	$43.2
Asset retirement obligations	34.8	33.8
Accrued benefits and deferred compensation	20.5	12.4
Deferred tax liabilities	7.0	7.2
Derivative financial instruments	5.2	—
Other non-current liabilities	5.1	4.3
Total other non-current liabilities	$113.6	$100.9
8.    Impairment of Assets
No impairment charges were recorded during Fiscal 2024.
During Fiscal 2023, the Company recorded impairment charges of $9.7 million to write-down certain long-lived assets, of which $9.5 million related to a certain previously exited real estate location for which the related lease agreement had not yet expired and $0.2 million related to its restructuring plans (see Note 9).
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
Fiscal 2024 Restructuring Activities
During Fiscal 2024, the Company recorded restructuring-related charges of $55.8 million, comprised of cash-related charges of $54.5 million, primarily associated with severance and benefit costs, and non-cash-related charges of $1.3 million. As of March 30, 2024, the remaining liability related to the cash-related charges was $30.2 million, reflecting cash payments of $24.1 million and $0.2 million of non-cash adjustments made.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of the charges recorded in connection with the Fiscal 2021 Strategic Realignment Plan during the fiscal years presented, as well as the cumulative charges recorded since its inception (inclusive of immaterial other restructuring-related charges previously recorded during the first quarter of Fiscal 2021), is as follows:

	Fiscal Years Ended		Cumulative Charges
	April 1, 2023	April 2, 2022

Cash-related restructuring charges:
Severance and benefit costs (reversals)	$8.6	$(5.7)	$147.1
Other cash charges	3.9	7.7	26.5
Total cash-related restructuring charges	12.5	2.0	173.6
Non-cash charges:
Impairment of assets (see Note 8)	0.2	21.3	90.9
Inventory-related charges(a)	0.3	—	8.6
Accelerated stock-based compensation expense(b)	—	2.0	2.0
Other non-cash charges	6.7	—	6.7
Total non-cash charges	7.2	23.3	108.2
Total charges	$19.7	$25.3	$281.8

(a)Inventory-related charges are recorded within cost of goods sold in the consolidated statements of operations.
(b)Accelerated stock-based compensation expense, which was recorded within restructuring and other charges, net in the consolidated statements of operations, related to vesting provisions associated with certain separation agreements.
In addition to the charges summarized in the table above, the Company recognized income of $7.0 million, $3.5 million, and $4.0 million during Fiscal 2024, Fiscal 2023, and Fiscal 2022, respectively, related to cash consideration received from Regent in connection with the Company's previously sold Club Monaco business, pursuant to certain clauses included in the securities and asset purchase agreement. The Company donated this income to The Ralph Lauren Corporate Foundation, a non-profit, charitable foundation, which resulted in related offsetting donation expense of $7.0 million, $3.5 million, and $4.0 million during Fiscal 2024, Fiscal 2023, and Fiscal 2022, respectively. The income and related offsetting donation expense during Fiscal 2024, Fiscal 2023, and Fiscal 2022 were all recorded within restructuring and other charges, net in the consolidated statements of operations.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of the activity in the restructuring reserve related to the Fiscal 2021 Strategic Realignment Plan during the fiscal years presented is as follows:

	Severance and Benefit Costs	Other Cash Charges	Total
	(millions)
Balance at March 27, 2021	$96.2	$3.2	$99.4
Additions (reductions) charged to expense	(5.7)	7.7	2.0
Cash payments applied against reserve	(60.5)	(10.8)	(71.3)
Non-cash adjustments	0.6	—	0.6
Balance at April 2, 2022	30.6	0.1	30.7
Additions charged to expense	8.6	3.9	12.5
Cash payments applied against reserve	(18.2)	(4.0)	(22.2)
Non-cash adjustments	(0.3)	—	(0.3)
Balance at April 1, 2023	20.7	—	20.7
Additions charged to expense	—	—	—
Cash payments applied against reserve	(16.6)	—	(16.6)
Non-cash adjustments	0.1	—	0.1
Balance at March 30, 2024	$4.2	$—	$4.2
Other Charges
The Company recorded other charges of $14.0 million, $23.8 million, and $11.8 million during Fiscal 2024, Fiscal 2023, and Fiscal 2022, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired.
The Company is in the early stages of executing a large-scale multi-year global project that is expected to significantly transform the way in which the Company operates its business and further enable its long-term strategic pivot toward a global direct-to-consumer-oriented model (the "Next Generation Transformation project" or "NGT project"). The NGT project will be completed in phases and involves the redesigning of certain end-to-end processes and the implementation of a suite of information systems on a global scale. Such efforts are expected to result in significant process improvements and the creation of synergies across core areas of operations, including merchandise buying and planning, procurement, inventory management, retail and wholesale operations, and financial planning and reporting, better enabling the Company to optimize inventory levels and increase the speed to which it can react to changes in consumer demand across markets, among other benefits. In connection with the preliminary phase of the NGT project, the Company recorded other charges of $5.1 million during Fiscal 2024.
Additionally, during Fiscal 2022, the Company also recorded other charges of $6.4 million in connection with non-income-related capital taxes resulting from Swiss tax reform.

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
Taxes on Income
Domestic and foreign pretax income are as follows:

	Fiscal Years Ended
	March 30, 2024	April 1, 2023	April 2, 2022
	(millions)
Domestic	$84.6	$74.3	$180.7
Foreign	692.8	617.6	573.9
Total income before income taxes	$777.4	$691.9	$754.6
Provisions for current and deferred income taxes are as follows:

	Fiscal Years Ended
	March 30, 2024	April 1, 2023	April 2, 2022
	(millions)
Current:
Federal	$(17.6)	$(35.7)	$(24.2)
State and local	(15.9)	1.4	(21.6)
Foreign	(138.7)	(131.0)	(154.8)
	(172.2)	(165.3)	(200.6)
Deferred:
Federal	2.8	14.3	53.8
State and local	2.6	(8.0)	8.2
Foreign	35.7	(10.2)	(15.9)
	41.1	(3.9)	46.1
Total income tax provision	$(131.1)	$(169.2)	$(154.5)

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tax Rate Reconciliation
The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows:

	Fiscal Years Ended
	March 30, 2024	April 1, 2023	April 2, 2022
	(millions)
Provision for income taxes at the U.S. federal statutory rate	$(163.2)	$(145.3)	$(158.5)
Change due to:
State and local income taxes, net of federal benefit	(8.4)	(6.3)	(14.5)
Foreign income taxed at different rates, net of U.S. foreign tax credits	30.5	(2.7)	(2.6)
Deferred tax adjustments	37.6	—	8.0
Non-creditable foreign taxes	(4.5)	(8.8)	—
Foreign-derived intangible income benefit	—	—	20.3
Changes in valuation allowance on deferred tax assets	0.2	(0.2)	3.6
Unrecognized tax benefits and settlements of tax examinations	(21.1)	(1.2)	(11.5)
Compensation-related adjustments	(7.1)	(7.7)	(9.4)
Charitable contributions	1.7	2.8	3.7
Other	3.2	0.2	6.4
Total income tax provision	$(131.1)	$(169.2)	$(154.5)
Effective tax rate(a)	16.9%	24.5%	20.5%

(a)Effective tax rate is calculated by dividing the income tax provision by income before income taxes.
The Company's Fiscal 2024 effective tax rate was lower than the U.S. federal statutory income tax rate of 21% primarily due to deferred tax benefits recognized as a result of transactions entered into as part of a reorganization of the Company's legal entity structure, recently enacted changes in tax legislation, and the favorable tax impact of earnings generated in lower taxed foreign jurisdictions versus the U.S., partially offset by an increase in income tax reserves. Additionally, the lower effective tax rate for Fiscal 2024 was also driven by favorable adjustments related to the revaluation of deferred tax assets arising from Swiss tax reform and favorable deferred tax adjustments related to the European Union's anti-tax avoidance directive.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Deferred Taxes
Significant components of the Company's deferred tax assets and liabilities are as follows:

	March 30, 2024	April 1, 2023
	(millions)
Lease liabilities	$300.0	$334.9
Goodwill and other intangible assets	123.4	(60.2)
Deferred compensation	54.8	47.4
Property and equipment	48.5	39.2
Deferred income	46.5	69.8
Unrecognized tax benefits	38.6	34.2
Inventory basis difference	31.2	30.4
Receivable allowances and reserves	27.1	31.4
Capitalized software	24.6	14.5
Net operating loss carryforwards	9.7	11.7
Accrued expenses	7.2	5.5
GILTI-related carryforwards	3.4	5.8
Lease ROU assets	(232.8)	(259.3)
Cumulative translation adjustment and hedges	(22.0)	(23.1)
Undistributed foreign income	(16.7)	(19.5)
Other	6.5	(3.2)
Valuation allowance	(168.7)	(11.6)
Net deferred tax assets(a)	$281.3	$247.9

(a)Net deferred tax balances as of March 30, 2024 and April 1, 2023 were comprised of non-current deferred tax assets of $288.3 million and $255.1 million, respectively, recorded within deferred tax assets, and non-current deferred tax liabilities of $7.0 million and $7.2 million, respectively, recorded within other non-current liabilities in the consolidated balance sheets.
The Company has available state and foreign net operating loss carryforwards of $2.0 million and $0.1 million (all net of tax), respectively, for tax purposes to offset future taxable income. There are no federal net operating loss carryforwards available to the Company. The net operating loss carryforwards expire beginning in Fiscal 2025.
The Company also has available state and foreign net operating loss carryforwards of $5.5 million and $2.3 million (both net of tax), respectively, for which no net deferred tax asset has been recognized. A full valuation allowance has been recorded against these carryforwards since the Company does not believe that it will more likely than not be able to utilize these carryforwards to offset future taxable income. Subsequent recognition of these deferred tax assets would result in an income tax benefit in the year of such recognition. The valuation allowance relating to both state and foreign net operating loss carryforwards remains consistent with prior year for jurisdictions where the Company will no longer be able to utilize the carryforwards in the future.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In January 2018, new U.S. tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA") became effective. The TCJA significantly revised U.S. tax law by, among other provisions, creating a territorial tax system that included a one-time mandatory transition tax on previously deferred foreign earnings. As a result of the taxation of undistributed foreign earnings in connection with the TCJA, the Company reevaluated its permanent reinvestment assertion and determined that undistributed foreign earnings that were subject to the TCJA's one-time mandatory transition tax were no longer considered to be permanently reinvested, effective December 31, 2017. The mandatory transition tax does not apply to undistributed foreign earnings generated after December 31, 2017. Accordingly, provision has not been made for U.S. or additional foreign taxes on approximately $2.977 billion of undistributed earnings of foreign subsidiaries generated after December 31, 2017, as such earnings are expected to be permanently reinvested. These earnings could become subject to tax if they were remitted as dividends, if foreign earnings were lent to RLC, a subsidiary or a U.S. affiliate of RLC, or if the stock of the subsidiaries were sold. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable.
Uncertain Income Tax Benefits
Fiscal 2024, Fiscal 2023, and Fiscal 2022 Activity
Reconciliations of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for Fiscal 2024, Fiscal 2023, and Fiscal 2022 are presented below:

	Fiscal Years Ended
	March 30, 2024	April 1, 2023	April 2, 2022
	(millions)
Unrecognized tax benefits beginning balance	$77.1	$75.4	$71.4
Additions related to current period tax positions	21.7	13.3	21.6
Additions related to prior period tax positions	2.4	0.6	8.1
Reductions related to prior period tax positions	(0.9)	(4.3)	(7.6)
Reductions related to expiration of statutes of limitations	(1.0)	(2.9)	(1.1)
Reductions related to settlements with taxing authorities	(0.1)	(4.5)	(14.8)
Reductions related to foreign currency translation	(0.8)	(0.5)	(2.2)
Unrecognized tax benefits ending balance	$98.4	$77.1	$75.4
The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. Reconciliations of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits for Fiscal 2024, Fiscal 2023, and Fiscal 2022 are presented below:

	Fiscal Years Ended
	March 30, 2024	April 1, 2023	April 2, 2022
	(millions)
Accrued interest and penalties beginning balance	$16.7	$16.5	$20.0
Net additions charged to expense	3.9	2.6	2.6
Reductions related to prior period tax positions	(0.2)	(1.9)	(0.9)
Reductions related to settlements with taxing authorities	—	(0.4)	(5.0)
Reductions related to foreign currency translation	(0.1)	(0.1)	(0.2)
Accrued interest and penalties ending balance	$20.3	$16.7	$16.5
The total amount of unrecognized tax benefits, including interest and penalties, was $118.7 million and $93.8 million as of March 30, 2024 and April 1, 2023, respectively, and was included within the non-current liability for unrecognized tax benefits in the consolidated balance sheets. The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $80.1 million and $59.6 million as of March 30, 2024 and April 1, 2023, respectively.

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
11.    Debt
Debt consists of the following:

	March 30, 2024	April 1, 2023
	(millions)
$400 million 3.750% Senior Notes(a)	$399.0	$398.4
$750 million 2.950% Senior Notes(b)	741.5	740.1
Total long-term debt	$1,140.5	$1,138.5

(a)The carrying value of the 3.750% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $1.0 million and $1.6 million as of March 30, 2024 and April 1, 2023, respectively.
(b)The carrying value of the 2.950% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $8.5 million and $9.9 million as of March 30, 2024 and April 1, 2023, respectively.
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
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility (as defined below). Accordingly, the Company does not expect combined borrowings outstanding under the Commercial Paper Program and Global Credit Facility to exceed $750 million. Commercial Paper Program borrowings may be used to support the Company's general working capital and corporate needs. Maturities of commercial paper notes vary, but cannot exceed 397 days from the date of issuance. Commercial paper notes issued under the Commercial Paper Program rank equally in seniority with the Company's other forms of unsecured indebtedness. As of both March 30, 2024 and April 1, 2023, there were no borrowings outstanding under the Commercial Paper Program.
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
Borrowings under the Global Credit Facility bear interest at a rate per annum equal to, at the Company's option, either (a) an alternate base rate or (b) an adjusted term Secured Overnight Financing Rate ("SOFR") rate or the applicable currency in which the loans are made (the "Term Benchmark Rate") plus an applicable margin. The applicable margin for Term Benchmark Rate loans will be adjusted by reference to a grid (the "Pricing Grid"), which is included in the definition of "Applicable Rate" within the Global Credit Facility agreement and is based on ratings for the Company's senior, unsecured long-term indebtedness provided by established ratings agencies. In addition to paying interest on any outstanding borrowings under the Global Credit Facility, the Company is required to pay a commitment fee, calculated at a rate per annum determined in accordance with the Pricing Grid, on the average daily unused amount of the Facility, payable quarterly in arrears, and certain fees with respect to Letters of Credit that are issued. The current commitment fee rate of 8 basis points is subject to adjustment based on the Company's credit ratings. As of March 30, 2024, there were no borrowings outstanding under the Global Credit Facility, nor were there any borrowings outstanding as of April 1, 2023 under the Company's previous facility. However, the Company was contingently liable for $11.8 million and $11.9 million of outstanding letters of credit as of March 30, 2024 and April 1, 2023, respectively.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Upon the occurrence of an Event of Default under the Global Credit Facility, the lenders may cease making loans, terminate the Global Credit Facility, and declare all amounts outstanding to be immediately due and payable. The Global Credit Facility specifies various events of default (many of which are subject to applicable grace periods), including, among others, the failure to make timely principal, interest, and fee payments or to satisfy the covenants, including the financial covenant described above. Additionally, the Global Credit Facility provides that an Event of Default will occur if Mr. Ralph Lauren, the Company's Executive Chairman and Chief Creative Officer, and entities controlled by the Lauren family fail to maintain a specified minimum percentage of the voting power of the Company's common stock. As of March 30, 2024, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company's Global Credit Facility.
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
A summary of the Company's Pan-Asia Borrowing Facilities by country is as follows:
•China Credit Facility — provides Ralph Lauren Trading (Shanghai) Co., Ltd. with a revolving line of credit of up to 100 million Chinese Renminbi (approximately $14 million) through April 3, 2025, which is also able to be used to support bank guarantees.
•South Korea Credit Facility — provides Ralph Lauren (Korea) Ltd. with a revolving line of credit of up to 30 billion South Korean Won (approximately $22 million) through October 25, 2024.
•Japan Overdraft Facility — provides Ralph Lauren Corporation Japan with an overdraft amount of up to 5 billion Japanese Yen (approximately $33 million) through April 30, 2025.
As of both March 30, 2024 and April 1, 2023, there were no borrowings outstanding under the Pan-Asia Borrowing Facilities.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the Company's financial assets and liabilities that are measured and recorded at fair value on a recurring basis, excluding accrued interest components:

	March 30, 2024	April 1, 2023
	(millions)
Derivative assets(a)	$36.6	$44.5
Derivative liabilities(a)	5.5	5.7

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
The following table summarizes the carrying values and the estimated fair values of the Company's debt instruments:

	March 30, 2024		April 1, 2023
	Carrying Value(a)	Fair Value(b)	Carrying Value(a)	Fair Value(b)
	(millions)
$400 million 3.750% Senior Notes	$399.0	$391.4	$398.4	$393.6
$750 million 2.950% Senior Notes	741.5	671.4	740.1	677.1

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
During Fiscal 2023 and Fiscal 2022, the Company recorded impairment charges to reduce the carrying values of certain long-lived assets to their estimated fair values. The fair values of these assets were determined based on Level 3 measurements, the related inputs of which included estimates of the amount and timing of the assets' net future discounted cash flows (including any potential sublease income for lease-related ROU assets), based on historical experience and consideration of current trends, market conditions, and comparable sales, as applicable. No impairment charges were recorded during Fiscal 2024.
The following table summarizes impairment charges recorded by the Company during the fiscal years presented to reduce the carrying values of certain long-lived assets to their estimated fair values as of the assessment date:

	Fiscal Years Ended
	March 30, 2024		April 1, 2023		April 2, 2022
Long-Lived Asset Category	Total Impairments	Fair Value as of Impairment Date	Total Impairments	Fair Value as of Impairment Date	Total Impairments	Fair Value as of Impairment Date
	(millions)
Property and equipment, net	$—	N/A	$0.2	$—	$1.0	$—
Operating lease right-of-use assets	—	N/A	9.5	14.8	20.3	27.8
See Note 8 for additional discussion regarding impairment charges recorded by the Company within the consolidated statements of operations during the fiscal years presented.
No impairment charges associated with goodwill or other intangible assets were recorded during any of the fiscal years presented. In Fiscal 2024, the Company performed its annual assessment of the recoverability of goodwill assigned to its reporting units using a quantitative approach as of the beginning of the second quarter of Fiscal 2024. The estimated fair values of the Company's reporting units were determined with the assistance of an independent third-party valuation firm using discounted cash flows and market comparisons. Based on the results of the quantitative impairment assessment, the Company concluded that the fair values of its reporting units significantly exceeded their respective carrying values and were not at risk of impairment. Accordingly, no goodwill impairment charges were recorded.

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
The following table summarizes the Company's outstanding derivative instruments recorded on its consolidated balance sheets as of March 30, 2024 and April 1, 2023:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	March 30, 2024	April 1, 2023	March 30, 2024		April 1, 2023		March 30, 2024		April 1, 2023
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Cash flow hedges	$319.4	$345.1	PP	$4.8	PP	$1.4	AE	$0.2	AE	$5.0
Net investment hedges(c)	700.0	700.0	ONCA	30.6	ONCA	42.8	ONCL	5.2		—
Total Designated Hedges	1,019.4	1,045.1		35.4		44.2		5.4		5.0
Undesignated Hedges:
FC — Undesignated hedges(d)	153.2	164.8	PP	1.2	PP	0.3	AE	0.1	AE	0.7
Total Hedges	$1,172.6	$1,209.9		$36.6		$44.5		$5.5		$5.7

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
The Company presents the fair values of its derivative assets and liabilities recorded on its consolidated balance sheets on a gross basis, even when they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its derivative instruments on a net basis in accordance with the terms of each of its master netting arrangements, spread across eight separate counterparties, the amounts presented in the consolidated balance sheets as of March 30, 2024 and April 1, 2023 would be adjusted from the current gross presentation as detailed in the following table:

	March 30, 2024			April 1, 2023
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount
	(millions)
Derivative assets	$36.6	$(0.2)	$36.4	$44.5	$(4.5)	$40.0
Derivative liabilities	5.5	(0.2)	5.3	5.7	(4.5)	1.2

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
The following tables summarize the pretax impact of gains and losses from the Company's designated derivative instruments on its consolidated financial statements for the fiscal years presented:

	Gains (Losses) Recognized in OCI
	Fiscal Years Ended
	March 30, 2024	April 1, 2023	April 2, 2022
	(millions)
Designated Hedges:
FC — Cash flow hedges	$14.5	$18.1	$9.0
Net investment hedges — effective portion	4.2	10.6	46.8
Net investment hedges — portion excluded from assessment of hedge effectiveness	(21.7)	26.6	3.6
Total Designated Hedges	$(3.0)	$55.3	$59.4

	Location and Amount of Gains (Losses) from Cash Flow Hedges Reclassified from AOCI to Earnings
	Fiscal Years Ended
	March 30, 2024	April 1, 2023	April 2, 2022
	Cost of goods sold	Cost of goods sold	Cost of goods sold
	(millions)
Total amounts presented in the consolidated statements of operations in which the effects of related cash flow hedges are recorded	$(2,199.6)	$(2,277.8)	$(2,071.0)
Effects of cash flow hedging:
FC — Cash flow hedges	10.8	23.8	3.8

	Gains (Losses) from Net Investment Hedges Recognized in Earnings			Location of Gains (Losses) Recognized in Earnings
	Fiscal Years Ended
	March 30, 2024	April 1, 2023	April 2, 2022
	(millions)
Net Investment Hedges:
Net investment hedges — portion excluded from assessment of hedge effectiveness(a)	$12.5	$13.0	$11.9	Interest expense
Total Net Investment Hedges	$12.5	$13.0	$11.9

(a)Amounts recognized in OCI relating to the effective portion of the Company's net investment hedges would be recognized in earnings only upon the sale or liquidation of the hedged net investment.
As of March 30, 2024, it is estimated that $7.9 million of pretax net gains on both outstanding and matured derivative instruments designated and qualifying as cash flow hedges deferred in AOCI will be recognized in earnings over the next twelve months. Amounts ultimately recognized in earnings will depend on exchange rates in effect when outstanding derivative instruments are settled.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the pretax impact of gains and losses from the Company's undesignated derivative instruments on its consolidated financial statements for the fiscal years presented:

	Gains (Losses) Recognized in Earnings			Location of Gains (Losses) Recognized in Earnings
	Fiscal Years Ended
	March 30, 2024	April 1, 2023	April 2, 2022
	(millions)
Undesignated Hedges:
FC — Undesignated hedges	$9.8	$13.0	$6.9	Other income (expense), net
Total Undesignated Hedges	$9.8	$13.0	$6.9
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
Investments
The Company's short-term investments as of March 30, 2024 and April 1, 2023, were $121.0 million and $36.4 million, respectively, and consisted of time deposits.
No significant realized or unrealized gains or losses on available-for-sale investments or impairment charges were recorded during any of the fiscal years presented.
Refer to Note 3 for further discussion of the Company's accounting policies relating to its investments.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.    Leases
The following table summarizes ROU assets and lease liabilities recorded on the consolidated balance sheets:

	March 30, 2024	April 1, 2023	Location Recorded on Balance Sheet
	(millions)
Assets:
Operating leases	$1,014.6	$1,134.0	Operating lease right-of-use assets
Finance leases	218.2	271.7	Property and equipment, net
Total lease assets	$1,232.8	$1,405.7
Liabilities:
Operating leases:
Current portion	$245.5	$266.7	Current operating lease liabilities
Non-current portion	1,014.0	1,141.1	Long-term operating lease liabilities
Total operating lease liabilities	1,259.5	1,407.8
Finance leases:
Current portion	19.2	20.3	Accrued expenses and other current liabilities
Non-current portion	256.1	315.3	Long-term finance lease liabilities
Total finance lease liabilities	275.3	335.6
Total lease liabilities	$1,534.8	$1,743.4
The following table summarizes the composition of total lease cost during the fiscal years presented:

	Fiscal Years Ended
	March 30, 2024	April 1, 2023	April 2, 2022	Location Recorded in Earnings
	(millions)
Operating lease cost	$295.0	$294.3	$300.2	(a)
Finance lease costs:
Depreciation of leased assets	24.0	24.5	26.1	(b)
Accretion of lease liabilities	9.1	11.2	12.2	Interest expense
Variable lease cost	340.7	318.3	291.2	(c)
Short-term lease cost	2.6	2.8	3.6	SG&A expenses
Sublease income	(6.5)	(8.2)	(6.7)	Restructuring and other charges, net
Total lease cost	$664.9	$642.9	$626.6

(a)During Fiscal 2024, $3.1 million was included within cost of goods sold, $278.1 million was included within SG&A expenses, and $13.8 million was included within restructuring and other charges, net. During Fiscal 2023, $3.1 million was included within cost of goods sold, $269.4 million was included within SG&A expenses, and $21.8 million was included within restructuring and other charges, net. During Fiscal 2022, $3.3 million was included within cost of goods sold, $276.2 million was included within SG&A expenses, and $20.7 million was included within restructuring and other charges, net.
(b)During Fiscal 2024, $20.9 million was included within SG&A expenses and $3.1 million was included within restructuring and other charges, net. During Fiscal 2023, $22.8 million was included within SG&A expenses and $1.7 million was included within restructuring and other charges, net. During Fiscal 2022, all depreciation of leased assets was included within SG&A expenses.
(c)During Fiscal 2024, $4.7 million was included within cost of goods sold, $332.7 million was included within SG&A expenses, and $3.3 million was included within restructuring and other charges, net. During Fiscal 2023, $3.5 million was included within cost of goods sold, $307.8 million was included within SG&A expenses, and $7.0

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
million was included within restructuring and other charges, net. During Fiscal 2022, $4.6 million was included within cost of goods sold and $288.6 million was included within SG&A expenses, and a benefit of $2.0 million was included within restructuring and other charges, net.
The following table summarizes certain cash flow information related to the Company's leases:

	Fiscal Years Ended
	March 30, 2024	April 1, 2023	April 2, 2022
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$368.3	$342.7	$384.6
Operating cash flows from finance leases	9.1	11.2	12.3
Financing cash flows from finance leases	21.3	21.9	23.1
See Note 21 for supplemental non-cash information related to ROU assets recorded in connection with the recognition of new lease liabilities.
The following table presents a maturity analysis summary of contractual cash payments for the Company's lease liabilities recorded on the consolidated balance sheet as of March 30, 2024:

	March 30, 2024
	Operating Leases	Finance Leases
	(millions)
Fiscal 2025	$279.0	$27.3
Fiscal 2026	254.1	29.8
Fiscal 2027	161.1	29.1
Fiscal 2028	150.7	28.6
Fiscal 2029	131.0	21.9
Fiscal 2030 and thereafter	485.2	188.9
Total lease payments	1,461.1	325.6
Less: interest	(201.6)	(50.3)
Total lease liabilities	$1,259.5	$275.3
Additionally, the Company has $147.1 million of future payment obligations relating to executed lease agreements for which the related lease terms had not yet commenced as of the end of Fiscal 2024 and, therefore, are not recorded on the consolidated balance sheet as of March 30, 2024.
The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates related to the Company's operating and finance leases recorded on the consolidated balance sheets:

	March 30, 2024		April 1, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	7.6	11.9	6.5	12.7
Weighted-average discount rate	3.3%	2.9%	2.5%	3.1%
See Note 3 for discussion of the Company's accounting policies related to leases.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.    Commitments and Contingencies
TCJA Mandatory Transition Tax
In connection with the TCJA's provision that subjects previously deferred foreign earnings to a one-time mandatory transition tax, the Company had a remaining related income tax payable obligation of $75.9 million as of March 30, 2024, which is expected to be paid as follows:

Mandatory Transition Tax Payments(a)
(millions)
Fiscal 2025	$33.7
Fiscal 2026	42.2
Total mandatory transition tax payments	$75.9

(a)Included within current and non-current income tax payable in the consolidated balance sheets based upon the estimated timing of payments.
Employee Agreements
The Company has employment agreements with certain executives in the normal course of business which provide for compensation and certain other benefits. These agreements also provide for severance payments under certain circumstances.
Other Commitments
Other off-balance sheet firm commitments amounted to $1.323 billion as of March 30, 2024, including inventory purchase commitments of $834.7 million, lease commitments related to lease agreements for which the related lease terms have not yet commenced of $147.1 million, outstanding letters of credit of $11.8 million, interest payments related to the Company's debt of $166.4 million, and various other commitments of $163.3 million, comprised of the Company's legally-binding obligations under sponsorship, licensing, and other marketing and advertising agreements, information technology-related service agreements, and pension-related obligations.
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
Class B Common Stock Conversions
During the fourth quarter of Fiscal 2024, the Lauren Family, L.L.C., a limited liability company managed by the children of Mr. Ralph Lauren, converted 3.0 million shares of Class B common stock into an equal number of shares of Class A common stock pursuant to the terms of the security. These conversions occurred in connection with a long-term strategy for estate planning and investment diversification. These transactions resulted in a reclassification within equity and had no other effect on the Company's consolidated financial statements.
Common Stock Repurchase Program
A summary of the Company's repurchases of Class A common stock under its common stock repurchase program is as follows:

	Fiscal Years Ended
	March 30, 2024	April 1, 2023	April 2, 2022
	(in millions)
Cost of shares repurchased(a)	$398.2	$454.3	$450.5
Number of shares repurchased	2.9	4.8	3.7

(a)Excludes excise tax of $3.3 million incurred during Fiscal 2024. The Company did not incur excise tax on its shares repurchased during Fiscal 2023 or Fiscal 2022. See Note 10 for further discussion regarding the excise tax on share repurchases.
On February 2, 2022, the Company's Board of Directors approved an expansion of the Company's existing common stock repurchase program that allows it to repurchase up to an additional $1.500 billion of its Class A common stock, excluding related excise taxes. As of March 30, 2024, the remaining availability under the Company's Class A common stock repurchase program was approximately $776 million. Repurchases of shares of the Company's Class A common stock are subject to overall business and market conditions.
In addition, during Fiscal 2024, Fiscal 2023, and Fiscal 2022, 0.4 million, 0.3 million, and 0.4 million shares of the Company's Class A common stock, at a cost of $51.5 million, $34.3 million, and $42.1 million, respectively, were surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards under its long-term stock incentive plans.
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dividends
The Company has generally maintained a regular quarterly cash dividend program on its common stock since 2003.
On May 18, 2022, the Company's Board of Directors approved an increase to the Company's quarterly cash dividend paid on its common stock from $0.6875 to $0.75 per share. Dividends paid amounted to $194.6 million, $198.3 million, and $150.0 million for Fiscal 2024, Fiscal 2023, and Fiscal 2022, respectively.
On May 16, 2024, the Company's Board of Directors approved an additional increase to the Company's quarterly cash dividend on its common stock from $0.75 to $0.825 per share. The first quarterly dividend declared to reflect this increase will be payable to shareholders of record at the close of business on June 28, 2024 and will be paid on July 12, 2024.
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
17.    Accumulated Other Comprehensive Income (Loss)
The following table presents OCI activity, net of tax, accumulated in equity:

	Foreign Currency Translation Gains (Losses)(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges(b)	Net Unrealized Gains (Losses) on Defined Benefit Plans(c)	Total Accumulated Other Comprehensive Income (Loss)(d)
	(millions)
Balance at March 27, 2021	$(123.2)	$4.6	$(2.2)	$(120.8)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(66.5)	7.7	2.2	(56.6)
Amounts reclassified from AOCI to earnings	—	(3.3)	0.4	(2.9)
Other comprehensive income (loss), net of tax	(66.5)	4.4	2.6	(59.5)
Balance at April 2, 2022	(189.7)	9.0	0.4	(180.3)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(14.1)	15.6	3.7	5.2
Amounts reclassified from AOCI to earnings	—	(20.5)	(0.4)	(20.9)
Other comprehensive income (loss), net of tax	(14.1)	(4.9)	3.3	(15.7)
Balance at April 1, 2023	(203.8)	4.1	3.7	(196.0)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(76.2)	12.4	(7.9)	(71.7)
Amounts reclassified from AOCI to earnings	—	(9.3)	0.9	(8.4)
Other comprehensive income (loss), net of tax	(76.2)	3.1	(7.0)	(80.1)
Balance at March 30, 2024	$(280.0)	$7.2	$(3.3)	$(276.1)

(a)OCI before reclassifications to earnings related to foreign currency translation gains (losses) includes an income tax benefit of $1.5 million for Fiscal 2024 and income tax provisions of $12.6 million and $17.7 million for Fiscal 2023 and Fiscal 2022, respectively. OCI before reclassifications to earnings includes a loss of $13.3 million (net of a $4.2 million income tax benefit) for Fiscal 2024 and gains of $28.2 million (net of a $9.0 million income tax provision) and $38.1 million (net of a $12.3 million income tax provision) for Fiscal 2023 and Fiscal 2022, respectively, related to changes in the fair values of instruments designated as hedges of the Company's net investment in certain foreign operations (see Note 13).
(b)OCI before reclassifications to earnings related to net unrealized gains (losses) on cash flow hedges are presented net of income tax provisions of $2.1 million, $2.5 million, and $1.3 million for Fiscal 2024, Fiscal 2023, and Fiscal 2022, respectively. The tax effects on amounts reclassified from AOCI to earnings are presented in a table below.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(c)Activity is presented net of taxes, which were immaterial for all periods presented.
(d)The Company generally releases income tax effects from AOCI when the corresponding pretax AOCI items are reclassified to earnings.
The following table presents reclassifications from AOCI to earnings for cash flow hedges, by component:

	Fiscal Years Ended
	March 30, 2024	April 1, 2023	April 2, 2022	Location of Gains (Losses) Reclassified from AOCI to Earnings
	(millions)
Gains (losses) on cash flow hedges(a):
FC — Cash flow hedges	$10.8	$23.8	$3.8	Cost of goods sold
Tax effect	(1.5)	(3.3)	(0.5)	Income tax provision
Net of tax	$9.3	$20.5	$3.3

(a)FC = Forward foreign currency exchange contracts.
18.    Stock-based Compensation
Long-term Stock Incentive Plans
On August 1, 2019, the Company's shareholders approved the 2019 Long-Term Stock Incentive Plan (the "2019 Incentive Plan"), which replaced the Company's Amended and Restated 2010 Long-Term Stock Incentive Plan (the "2010 Incentive Plan"). The 2019 Incentive Plan provided for 1.2 million of new shares authorized for issuance to the participants, in addition to the approximately 3.0 million shares that remained available for issuance under the 2010 Incentive Plan as of August 1, 2019. In addition, any outstanding awards under the 2010 Incentive Plan or the Company's 1997 Long-Term Stock Incentive Plan (the "1997 Incentive Plan") that expire, are forfeited, or are surrendered to the Company in satisfaction of taxes, will become available for issuance under the 2019 Incentive Plan. The 2019 Incentive Plan became effective August 1, 2019 and no further grants will be made under the 2010 Incentive Plan. Outstanding awards issued prior to August 1, 2019 will continue to remain subject to the terms of the 2010 Incentive Plan or 1997 Incentive Plan, as applicable. As of March 30, 2024, 2.5 million shares remained available for future issuance under the Company's incentive plans.
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
Impact on Results
A summary of total stock-based compensation expense and the related income tax benefits recognized is as follows:

	Fiscal Years Ended
	March 30, 2024	April 1, 2023	April 2, 2022
	(millions)
Compensation expense(a)	$99.5	$75.5	$81.7
Income tax benefit	(14.8)	(12.6)	(13.0)

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
A summary of service-based RSU activity during Fiscal 2024 is as follows:

	Service- based RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value
	(thousands)
Nonvested at April 1, 2023	1,585	$88.32
Granted	549	115.55
Vested	(997)	82.10
Forfeited	(83)	102.34
Nonvested at March 30, 2024	1,054	$107.27

Service- based RSUs
Total unrecognized compensation expense at March 30, 2024 (millions)	$37.1
Weighted-average period expected to be recognized over (years)	1.2
Additional information pertaining to service-based RSU activity is as follows:

	Fiscal Years Ended
	March 30, 2024	April 1, 2023	April 2, 2022
Service-based RSUs:
Weighted-average grant date fair value of awards granted	$115.55	$92.07	$117.33
Total fair value of awards vested (millions)	$119.0	$56.7	$79.5
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The assumptions used to estimate the fair value of TSR awards granted were as follows:

	Fiscal Years Ended
	March 30, 2024	April 1, 2023	April 2, 2022
Expected volatility	38.4%	49.9%	46.8%
Expected dividend yield	2.5%	3.0%	2.2%
Risk-free interest rate	4.6%	3.1%	0.4%
Weighted-average grant date fair value	$147.19	$124.62	$146.46
A summary of performance-based RSU activity including TSR awards during Fiscal 2024 is as follows:

	Performance-based RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value
	(thousands)
Nonvested at April 1, 2023	469	$117.35
Granted	217	129.38
Change due to performance and/or market condition achievement	—	—
Vested	—	—
Forfeited	(4)	117.33
Nonvested at March 30, 2024	682	$121.18

Performance-based RSUs
Total unrecognized compensation expense at March 30, 2024 (millions)	$31.3
Weighted-average period expected to be recognized over (years)	1.5

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Additional information pertaining to performance-based RSU activity including TSR awards is as follows:

	Fiscal Years Ended
	March 30, 2024	April 1, 2023	April 2, 2022
Performance-based RSUs:
Weighted-average grant date fair value of awards granted	$129.38	$106.58	$129.56
Total fair value of awards vested (millions)	$—	$26.8	$27.6
Stock Options
Stock options were previously granted to employees and non-employee directors with exercise prices equal to the fair market value of the Company's Class A common stock on the date of grant. Generally, options become exercisable ratably (graded-vesting schedule) over a three-year vesting period, subject to the employee's continuing employment. Stock options generally expire seven years from the date of grant. There were no stock options outstanding as of March 30, 2024 or April 1, 2023, nor were any stock options granted or exercised during any of the fiscal years presented.
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
Under the terms of the plans, a participant becomes 100% vested in the Company's matching contributions after five years of credited service. Contributions made by the Company under these plans were $10.0 million, $8.3 million, and $12.9 million in Fiscal 2024, Fiscal 2023, and Fiscal 2022, respectively.
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
The aggregate funded status of the single-employer defined benefit plans reflected net liabilities of $4.4 million and net assets of $8.2 million as of March 30, 2024 and April 1, 2023, respectively, and were primarily recorded within other non-current liabilities and other non-current assets, respectively, in the consolidated balance sheets. These single-employer defined benefit plans had aggregate fair values of plan assets of $46.1 million and aggregate projected benefit obligations of $50.5 million as of March 30, 2024, compared to aggregate fair values of plan assets of $52.7 million and aggregate projected benefit obligations of $44.5 million as of April 1, 2023. The asset portfolio of the single-employer defined benefit plans primarily consists of fixed income and equity securities, which have been measured at fair value largely using Level 2 inputs, as described in Note 12.
Net pension expense for these plans was $5.0 million, $3.9 million, and $4.6 million in Fiscal 2024, Fiscal 2023, and Fiscal 2022, respectively. The service cost component of $5.1 million, $4.2 million, and $4.8 million in Fiscal 2024, Fiscal 2023, and Fiscal 2022, respectively, was recorded within SG&A expenses in the consolidated statements of operations. All other components of net pension expense during the fiscal years presented were recorded within other income (expense), net, in the consolidated statement of operations.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
20.    Segment Information
The Company has three reportable segments based on its business activities and organization:
•North America — The North America segment primarily consists of sales of Ralph Lauren branded apparel, footwear & accessories, home, and related products made through the Company's retail and wholesale businesses primarily in the U.S. and Canada. In North America, the Company's retail business is primarily comprised of its Ralph Lauren stores, its outlet stores, and its digital commerce sites, www.RalphLauren.com and www.RalphLauren.ca. The Company's wholesale business in North America is comprised primarily of sales to department stores and, to a lesser extent, specialty stores.
•Europe — The Europe segment primarily consists of sales of Ralph Lauren branded apparel, footwear & accessories, home, and related products made through the Company's retail and wholesale businesses in Europe and emerging markets. In Europe, the Company's retail business is primarily comprised of its Ralph Lauren stores, its outlet stores, its concession-based shop-within-shops, and its various digital commerce sites. The Company's wholesale business in Europe is comprised primarily of a varying mix of sales to both department stores and specialty stores, depending on the country, as well as to various third-party digital and licensee partners.
•Asia — The Asia segment primarily consists of sales of Ralph Lauren branded apparel, footwear & accessories, home, and related products made through the Company's retail and wholesale businesses in Asia, Australia, and New Zealand. The Company's retail business in Asia is primarily comprised of its Ralph Lauren stores, its outlet stores, its concession-based shop-within-shops, and its various digital commerce sites. In addition, the Company sells its products online through various third-party digital partner commerce sites. The Company's wholesale business in Asia is comprised primarily of sales to department stores and various third-party digital and licensee partners.
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
The Company's segment reporting structure is consistent with how it establishes its overall business strategy, allocates resources, and assesses performance of its business. The accounting policies of the Company's segments are consistent with those described in Notes 2 and 3. Sales and transfers between segments are generally recorded at cost and treated as transfers of inventory. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment's performance is evaluated based upon net revenues and operating income before restructuring-related charges, impairment of assets, and certain other one-time items, if any. Certain corporate overhead expenses related to global functions, most notably the Company's executive office, information technology, finance and accounting, human resources, and legal departments, largely remain at corporate. Additionally, other costs that cannot be allocated to the segments based on specific usage are also maintained at corporate, including corporate marketing and advertising expenses, depreciation and amortization of corporate assets, and other general and administrative expenses resulting from corporate-level activities and projects. Asset information by segment is not utilized for purposes of assessing performance or allocating resources, and therefore such information has not been presented.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net revenues for each of the Company's segments are as follows:

	Fiscal Years Ended
	March 30, 2024	April 1, 2023	April 2, 2022
	(millions)
Net revenues:
North America	$2,950.5	$3,020.5	$2,968.2
Europe	1,968.0	1,839.2	1,780.7
Asia	1,566.6	1,426.7	1,286.8
Other non-reportable segments	146.3	157.2	182.8
Total net revenues	$6,631.4	$6,443.6	$6,218.5
Operating income for each of the Company's segments is as follows:

	Fiscal Years Ended
	March 30, 2024	April 1, 2023	April 2, 2022
	(millions)
Operating income(a):
North America	$553.6	$543.2	$676.7
Europe	464.9	406.5	444.0
Asia	335.9	289.6	228.8
Other non-reportable segments	128.9	146.4	138.4
	1,483.3	1,385.7	1,487.9
Unallocated corporate expenses	(652.0)	(638.5)	(667.3)
Unallocated restructuring and other charges, net(b)	(74.9)	(43.0)	(22.2)
Total operating income	$756.4	$704.2	$798.4

(a)Segment operating income and unallocated corporate expenses during the fiscal years presented also included asset impairment charges (see Note 8), which are detailed below. No asset impairment charges were recorded during Fiscal 2024.

	Fiscal Years Ended
	March 30, 2024	April 1, 2023	April 2, 2022
	(millions)
Asset impairment charges:
North America	$—	$(9.5)	$(2.4)
Asia	—	—	(1.1)
Other non-reportable segments	—	—	(0.3)
Unallocated corporate expenses	—	(0.2)	(17.5)
Total asset impairment charges	$—	$(9.7)	$(21.3)

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(b)The fiscal years presented included certain unallocated restructuring and other charges, net (see Note 9), which are detailed below:

	Fiscal Years Ended
	March 30, 2024	April 1, 2023	April 2, 2022
	(millions)
Unallocated restructuring and other charges, net:
North America-related	$(6.6)	$(0.4)	$0.1
Europe-related	(3.9)	(2.7)	2.1
Asia-related	(7.6)	(1.3)	2.8
Other non-reportable segment-related	(0.6)	—	(0.1)
Corporate operations-related	(37.1)	(14.8)	(8.9)
Unallocated restructuring charges	(55.8)	(19.2)	(4.0)
Other charges (see Note 9)	(19.1)	(23.8)	(18.2)
Total unallocated restructuring and other charges, net	$(74.9)	$(43.0)	$(22.2)
The following tables summarize depreciation and amortization expense and capital expenditures for each of the Company's segments:

	Fiscal Years Ended
	March 30, 2024	April 1, 2023	April 2, 2022
	(millions)
Depreciation and amortization expense:
North America	$81.1	$74.3	$72.8
Europe	36.9	32.0	32.3
Asia	52.4	48.3	51.9
Other non-reportable segments	—	—	0.4
Unallocated corporate	58.6	65.9	72.3
Total depreciation and amortization expense	$229.0	$220.5	$229.7

	Fiscal Years Ended
	March 30, 2024	April 1, 2023	April 2, 2022
	(millions)
Capital expenditures:
North America	$55.5	$73.5	$36.6
Europe	25.2	34.3	39.0
Asia	49.0	68.4	49.1
Other non-reportable segments	—	—	1.8
Unallocated corporate	35.1	41.3	40.4
Total capital expenditures	$164.8	$217.5	$166.9

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net revenues and long-lived assets by geographic location of the reporting subsidiary are as follows:

	Fiscal Years Ended
	March 30, 2024	April 1, 2023	April 2, 2022
	(millions)
Net revenues(a):
The Americas(b)	$3,122.2	$3,201.1	$3,164.5
Europe(c)	1,942.6	1,815.9	1,766.1
Asia(d)	1,566.6	1,426.6	1,287.9
Total net revenues	$6,631.4	$6,443.6	$6,218.5

	March 30, 2024	April 1, 2023
	(millions)
Long-lived assets(a):
The Americas(b)	$1,045.8	$1,121.5
Europe(c)	520.5	612.7
Asia(d)	298.7	355.3
Total long-lived assets	$1,865.0	$2,089.5

(a)For certain of the Company's licensed operations, net revenues and long-lived assets, which is comprised of property and equipment and lease ROU assets, are included within the geographic location of the reporting subsidiary which holds the respective license.
(b)Includes the U.S., Canada, and Latin America. Net revenues earned in the U.S. were $2.971 billion, $3.055 billion, and $3.039 billion in Fiscal 2024, Fiscal 2023, and Fiscal 2022, respectively. Long-lived assets located in the U.S. were $1.024 billion and $1.106 billion as of March 30, 2024 and April 1, 2023, respectively.
(c)Includes the Middle East.
(d)Includes Australia and New Zealand.
21.    Additional Financial Information
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
A reconciliation of cash, cash equivalents, and restricted cash as of March 30, 2024 and April 1, 2023 from the consolidated balance sheets to the consolidated statements of cash flows is as follows:

	March 30, 2024	April 1, 2023
	(millions)
Cash and cash equivalents	$1,662.2	$1,529.3
Restricted cash included within prepaid expenses and other current assets	2.8	1.5
Restricted cash included within other non-current assets	5.6	6.1
Total cash, cash equivalents, and restricted cash	$1,670.6	$1,536.9
Restricted cash relates to cash held in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters and real estate leases.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash Paid for Interest and Taxes
Cash paid for interest and income taxes is as follows:

	Fiscal Years Ended
	March 30, 2024	April 1, 2023	April 2, 2022
	(millions)
Cash paid for interest	$40.5	$39.9	$46.6
Cash paid for income taxes, net of refunds	155.5	160.2	216.3
Non-cash Transactions
Operating lease ROU assets recorded in connection with the recognition of new lease liabilities were $126.5 million, $342.2 million, and $287.4 million during Fiscal 2024, Fiscal 2023, and Fiscal 2022, respectively. Finance lease ROU assets recorded in connection with the recognition of new lease liabilities were $0.5 million and $0.4 million during Fiscal 2024 and Fiscal 2023, respectively, and no finance lease ROU assets were recorded in connection with the recognition of new lease liabilities during Fiscal 2022. Additionally, $27.1 million of finance lease ROU assets were reclassified and reflected as operating lease ROU assets as a result of certain lease amendments executed during Fiscal 2024.
Non-cash investing activities also included capital expenditures incurred but not yet paid of $26.7 million, $37.2 million, and $21.3 million as of the end of Fiscal 2024, Fiscal 2023, and Fiscal 2022, respectively.
Non-cash financing activities included the conversion of 3.0 million shares of Class B common stock into an equal number of shares of Class A common stock during Fiscal 2024, as discussed in Note 16.
There were no other significant non-cash investing or financing activities for any of the fiscal years presented.
22.    Subsequent Event (Unaudited)
On May 23, 2024, the Company announced that (1) Jane Nielsen, Chief Operating Officer and Chief Financial Officer, will no longer serve as Chief Financial Officer effective as of May 23, 2024, and will continue in her role as Chief Operating Officer through March 29, 2025, on which date she will depart from the Company and (2) the Company appointed Justin Picicci as Chief Financial Officer, effective as of May 23, 2024. See Item 9B — "Departure and Appointment of Officers" for additional information regarding the transition of Ms. Nielsen and the appointment of Mr. Picicci.

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
These consolidated financial statements have been audited by Ernst & Young LLP in Fiscal 2024, Fiscal 2023, and Fiscal 2022, which is an independent registered public accounting firm. They conducted their audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and have expressed herein their unqualified opinions on those financial statements.
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
May 23, 2024

/s/ PATRICE LOUVET	/s/ JANE HAMILTON NIELSEN
Patrice Louvet	Jane Hamilton Nielsen
President and Chief Executive Officer	Chief Operating Officer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Ralph Lauren Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ralph Lauren Corporation (the Company) as of March 30, 2024 and April 1, 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended March 30, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 30, 2024 and April 1, 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 30, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 30, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 23, 2024 expressed an unqualified opinion thereon.
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

Auditing management's estimate of end-of-season markdown reserves was complex and judgmental as reserve amounts are sensitive to changes in market or economic conditions and have a direct, material impact on the amount of revenue recognized by the Company. There is also significant estimation required to establish markdown reserve rates by brand and customer, which are based on the Company's review of the seasonal negotiations with each customer and the expected performance of the products in the customers' stores.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company's process to calculate the end-of-season markdown reserves, including the consideration of historical experience, actual and forecasted seasonal results, current economic and market conditions, retailer performance, and contractual terms as applicable.

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

Estimated Realizable Value of Inventory

Description of the Matter
As of March 30, 2024, the Company's net inventory balance was $902.2 million. As described in Note 3 to the consolidated financial statements, the valuation of inventory requires management to make assumptions and judgments about the recoverability of inventory and its estimated realizable value.
The estimated realizable value of inventory is determined based on an analysis of historical sales trends, market trends and economic conditions, future sales forecasts, on-hand inventory quantities, and consideration of the value of existing customer orders for future sales of inventory. Given the importance of inventory to the Company's operations and the materiality of the balance, coupled with the judgment involved in estimating future sales, auditing management's estimated realizable value involved a higher extent of testing and the involvement of more senior members of the engagement team in executing, supervising and reviewing the results of the procedures.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the process to determine the estimated realizable value of inventory, including controls over the inputs and assumptions used in management's calculation as described above.
Our audit procedures to test the estimated realizable value of inventory included, among others, evaluating the appropriateness of management's inputs to the calculation, including testing the completeness and accuracy of the data used in management's calculation such as historical sales activity and loss rates for each class of inventory, write-off activity, on-hand inventory levels and inventory aging. To evaluate management's ability to accurately estimate future sales projections, which is also a key factor in the determination of the reserve, we retrospectively reviewed actual sales compared to projections. We also tested the mathematical accuracy of the Company's calculation.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2008.
New York, New York
May 23, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Ralph Lauren Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Ralph Lauren Corporation's internal control over financial reporting as of March 30, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ralph Lauren Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 30, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 30, 2024 and April 1, 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended March 30, 2024, and the related notes and our report dated May 23, 2024 expressed an unqualified opinion thereon.
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
May 23, 2024

