Form 10-Q
period 2024-06-29
RALPH LAUREN CORP
filed 2024-08-07
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At August 1, 2024, 40,058,102 shares of the registrant's Class A common stock, $.01 par value, and 21,881,276 shares of the registrant's Class B common stock, $.01 par value, were outstanding.

RALPH LAUREN CORPORATION

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 29, 2024	March 30, 2024
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,586.9	$1,662.2
Short-term investments	173.6	121.0
Accounts receivable, net of allowances of $158.8 million and $175.3 million	371.8	446.5
Inventories	1,039.1	902.2
Income tax receivable	50.6	56.0
Prepaid expenses and other current assets	225.9	171.9
Total current assets	3,447.9	3,359.8
Property and equipment, net	826.0	850.4
Operating lease right-of-use assets	1,019.3	1,014.6
Deferred tax assets	266.6	288.3
Goodwill	882.6	888.1
Intangible assets, net	72.5	75.7
Other non-current assets	126.1	125.7
Total assets	$6,641.0	$6,602.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$477.8	$332.2
Current income tax payable	58.3	79.8
Current operating lease liabilities	236.0	245.5
Accrued expenses and other current liabilities	801.5	809.7
Total current liabilities	1,573.6	1,467.2
Long-term debt	1,141.1	1,140.5
Long-term finance lease liabilities	249.9	256.1
Long-term operating lease liabilities	1,036.1	1,014.0
Non-current income tax payable	42.2	42.2
Non-current liability for unrecognized tax benefits	123.3	118.7
Other non-current liabilities	107.8	113.6
Commitments and contingencies (Note 12)
Total liabilities	4,274.0	4,152.3
Equity:
Class A common stock, par value $.01 per share; 112.0 million and 111.7 million shares issued; 40.5 million and 41.4 million shares outstanding	1.1	1.1
Class B common stock, par value $.01 per share; 21.9 million shares issued and outstanding	0.2	0.2
Additional paid-in-capital	2,948.1	2,923.8
Retained earnings	7,168.7	7,051.6
Treasury stock, Class A, at cost; 71.5 million and 70.3 million shares	(7,453.0)	(7,250.3)
Accumulated other comprehensive loss	(298.1)	(276.1)
Total equity	2,367.0	2,450.3
Total liabilities and equity	$6,641.0	$6,602.6
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 29, 2024	July 1, 2023
	(millions, except per share data)
Net revenues	$1,512.2	$1,496.5
Cost of goods sold	(446.4)	(464.5)
Gross profit	1,065.8	1,032.0
Selling, general, and administrative expenses	(849.9)	(830.0)
Restructuring and other charges, net	(7.4)	(35.6)
Total other operating expenses, net	(857.3)	(865.6)
Operating income	208.5	166.4
Interest expense	(10.9)	(10.0)
Interest income	20.1	15.7
Other expense, net	(1.1)	(1.5)
Income before income taxes	216.6	170.6
Income tax provision	(48.0)	(38.5)
Net income	$168.6	$132.1
Net income per common share:
Basic	$2.67	$2.01
Diluted	$2.61	$1.96
Weighted-average common shares outstanding:
Basic	63.2	65.9
Diluted	64.6	67.4
Dividends declared per share	$0.825	$0.75
See accompanying notes.

3

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	June 29, 2024	July 1, 2023
	(millions)
Net income	$168.6	$132.1
Other comprehensive loss, net of tax:
Foreign currency translation losses	(25.4)	(37.5)
Net gains on cash flow hedges	3.4	0.8
Net losses on defined benefit plans	—	(0.1)
Other comprehensive loss, net of tax	(22.0)	(36.8)
Total comprehensive income	$146.6	$95.3
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 29, 2024	July 1, 2023
	(millions)
Cash flows from operating activities:
Net income	$168.6	$132.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	54.4	58.3
Deferred income tax expense (benefit)	12.3	(0.4)
Stock-based compensation expense	24.3	21.4
Bad debt expense (reversals)	0.8	(0.8)
Other non-cash charges	0.6	3.5
Changes in operating assets and liabilities:
Accounts receivable	70.3	97.8
Inventories	(145.5)	(128.3)
Prepaid expenses and other current assets	(58.1)	(21.8)
Accounts payable and accrued liabilities	145.6	105.3
Income tax receivables and payables	(0.5)	6.8
Operating lease right-of-use assets and liabilities, net	8.0	(6.3)
Other balance sheet changes	(3.5)	3.1
Net cash provided by operating activities	277.3	270.7
Cash flows from investing activities:
Capital expenditures	(33.4)	(39.6)
Purchases of investments	(174.3)	(73.3)
Proceeds from sales and maturities of investments	119.1	35.4
Other investing activities	1.0	—
Net cash used in investing activities	(87.6)	(77.5)
Cash flows from financing activities:
Payments of finance lease obligations	(4.9)	(6.0)
Payments of dividends	(47.5)	(49.2)
Repurchases of common stock, including shares surrendered for tax withholdings	(201.2)	(56.8)
Net cash used in financing activities	(253.6)	(112.0)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(13.1)	(3.9)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(77.0)	77.3
Cash, cash equivalents, and restricted cash at beginning of period	1,670.6	1,536.9
Cash, cash equivalents, and restricted cash at end of period	$1,593.6	$1,614.2
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended June 29, 2024
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at March 30, 2024	133.6	$1.3	$2,923.8	$7,051.6	70.3	$(7,250.3)	$(276.1)	$2,450.3
Comprehensive income:
Net income				168.6
Other comprehensive loss							(22.0)
Total comprehensive income								146.6
Dividends declared				(51.5)				(51.5)
Repurchases of common stock, including excise tax					1.2	(202.7)		(202.7)
Stock-based compensation			24.3					24.3
Shares issued pursuant to stock-based compensation plans	0.3	—	—					—
Balance at June 29, 2024	133.9	$1.3	$2,948.1	$7,168.7	71.5	$(7,453.0)	$(298.1)	$2,367.0

	Three Months Ended July 1, 2023
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at April 1, 2023	132.6	$1.3	$2,824.3	$6,598.2	67.0	$(6,797.3)	$(196.0)	$2,430.5
Comprehensive income:
Net income				132.1
Other comprehensive loss							(36.8)
Total comprehensive income								95.3
Dividends declared				(49.0)				(49.0)
Repurchases of common stock, including excise tax					0.5	(57.2)		(57.2)
Stock-based compensation			21.4					21.4
Shares issued pursuant to stock-based compensation plans	0.2	—	—					—
Balance at July 1, 2023	132.8	$1.3	$2,845.7	$6,681.3	67.5	$(6,854.5)	$(232.8)	$2,441.0

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
This report should be read in conjunction with the Company's Annual Report on Form 10-K filed with the SEC for the fiscal year ended March 30, 2024 (the "Fiscal 2024 10-K").
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
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2025 will end on March 29, 2025 and will be a 52-week period ("Fiscal 2025"). Fiscal year 2024 ended on March 30, 2024 and was also a 52-week period ("Fiscal 2024"). The first quarter of Fiscal 2025 ended on June 29, 2024 and was a 13-week period. The first quarter of Fiscal 2024 ended on July 1, 2023 and was also a 13-week period.

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
Seasonality of Business
The Company's business is typically affected by seasonal trends, with higher levels of retail sales in its second and third fiscal quarters and higher wholesale sales in its second and fourth fiscal quarters. These trends result primarily from the timing of key vacation travel, back-to-school, and holiday shopping periods impacting its retail business and the timing of seasonal wholesale shipments. As a result of changes in its business, consumer spending patterns, and the macroeconomic environment, including those resulting from pandemic diseases and other catastrophic events, historical quarterly operating trends and working capital requirements may not be indicative of the Company's future performance. In addition, fluctuations in sales, operating income (loss), and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, the Company's operating results and cash flows for the three-month period ended June 29, 2024 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2025.
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
Revenue from the Company's licensing arrangements is recognized over time during the period that licensees are provided access to the Company's trademarks (i.e., symbolic intellectual property) and benefit from such access through their own sales of licensed products. These arrangements require licensees to pay a sales-based royalty, which for most arrangements, may be subject to a contractually-guaranteed minimum royalty amount. Payments are generally due quarterly and, depending on time of receipt, may be recorded as a liability until recognized as revenue. The Company recognizes revenue for sales-based royalty arrangements (including those for which the royalty exceeds any contractually-guaranteed minimum royalty amount) as licensed products are sold by the licensee. If a sales-based royalty is not ultimately expected to exceed a contractually-guaranteed minimum royalty amount, the minimum is generally recognized as revenue ratably over the respective contractual period. This sales-based output measure of progress and pattern of recognition best represents the value transferred to the licensee over the term of the arrangement, as well as the amount of consideration that the Company is entitled to receive in exchange for providing access to its trademarks. As of June 29, 2024, contractually-guaranteed minimum royalty amounts expected to be recognized as revenue during future periods were as follows:

Contractually-Guaranteed Minimum Royalties(a)
(millions)
Remainder of Fiscal 2025	$61.6
Fiscal 2026	66.5
Fiscal 2027	64.9
Fiscal 2028	30.0
Fiscal 2029 and thereafter	14.1
Total	$237.1

(a)Amounts presented do not contemplate potential contract renewals or royalties earned in excess of the contractually-guaranteed minimums.
Disaggregated Net Revenues
The following table disaggregates the Company's net revenues into categories that depict how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors for the fiscal periods presented:

	Three Months Ended
	June 29, 2024					July 1, 2023
	North America	Europe	Asia	Other	Total	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$416.7	$245.1	$370.8	$—	$1,032.6	$411.0	$226.7	$352.1	$—	$989.8
Wholesale	191.5	234.0	20.1	—	445.6	220.7	223.8	25.4	—	469.9
Licensing	—	—	—	34.0	34.0	—	—	—	36.8	36.8
Total	$608.2	$479.1	$390.9	$34.0	$1,512.2	$631.7	$450.5	$377.5	$36.8	$1,496.5

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)Net revenues from the Company's retail and wholesale businesses are recognized at a point in time. Net revenues from the Company's licensing business are recognized over time.
Deferred Income
Deferred income represents cash payments received in advance of the Company's transfer of control of products or services to its customers and generally consists of unredeemed gift cards (net of breakage) and advance royalty payments from its licensees. The Company's deferred income balances were $18.4 million and $17.4 million as of June 29, 2024 and March 30, 2024, respectively, and were primarily recorded within accrued expenses and other current liabilities within the consolidated balance sheets. The majority of the deferred income balance as of June 29, 2024 is expected to be recognized as revenue within the next twelve months.
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
A summary of shipping and handling costs for the fiscal periods presented is as follows:

	Three Months Ended
	June 29, 2024	July 1, 2023
	(millions)
Shipping costs	$17.3	$16.9
Handling costs	35.1	39.2
Net Income per Common Share
Basic net income per common share is computed by dividing net income attributable to common shares by the weighted-average number of common shares outstanding during the period. Weighted-average common shares include shares of the Company's Class A and Class B common stock. Diluted net income per common share adjusts basic net income per common share for the dilutive effects of outstanding restricted stock units ("RSUs") and any other potentially dilutive instruments and stock-based compensation awards using the treasury stock method, only for periods in which such effects are dilutive.
The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to shares used to calculate diluted net income per common share as follows:

	Three Months Ended
	June 29, 2024	July 1, 2023
	(millions)
Basic shares	63.2	65.9
Dilutive effect of RSUs	1.4	1.5
Diluted shares	64.6	67.4
All earnings per share amounts have been calculated using unrounded numbers. The Company has outstanding performance-based RSUs, which are included in the computation of diluted shares only to the extent that the underlying performance conditions (i) have been satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. As of June 29, 2024 and July 1, 2023, there were 0.3 million and 0.1 million, respectively, of additional shares issuable contingent upon vesting of performance-based RSUs that were excluded from the diluted shares calculations.

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
A rollforward of the activity in the Company's reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented as follows:

	Three Months Ended
	June 29, 2024	July 1, 2023
	(millions)
Beginning reserve balance	$143.1	$148.1
Amount charged against revenue to increase reserve	94.8	95.6
Amount credited against customer accounts to decrease reserve	(110.6)	(107.5)
Foreign currency translation	(1.0)	(1.0)
Ending reserve balance	$126.3	$135.2
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
A rollforward of the activity in the Company's allowance for doubtful accounts is presented as follows:

	Three Months Ended
	June 29, 2024	July 1, 2023
	(millions)
Beginning reserve balance	$32.2	$27.2
Amount recorded to expense to increase (decrease) reserve(a)	0.8	(0.8)
Amount written-off against customer accounts to decrease reserve	(0.4)	(0.6)
Foreign currency translation	(0.1)	(0.2)
Ending reserve balance	$32.5	$25.6

(a)Amounts recorded to bad debt expense are included within SG&A expenses in the consolidated statements of operations.
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department stores, specialty stores, and third-party digital partners around the world, and extends credit based on an evaluation of each customer's financial capacity and condition, usually without requiring collateral. In the Company's wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2024, the Company's sales to its three largest wholesale customers accounted for approximately 13% of total net revenues. Substantially all of the Company's sales to its three largest wholesale customers related to its North America segment. As of June 29, 2024, these three key wholesale customers accounted for approximately 22% of total gross accounts receivable.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Inventories
The Company holds inventory that is sold in its retail stores and digital commerce sites directly to consumers. The Company also holds inventory that is to be sold through wholesale distribution channels to major department stores, specialty stores, and third-party digital partners. Substantially all of the Company's inventories consist of finished goods, which are stated at the lower of cost or estimated realizable value, with cost determined on a weighted-average cost basis. Inventory held by the Company totaled $1.039 billion, $902.2 million, and $1.188 billion as of June 29, 2024, March 30, 2024, and July 1, 2023, respectively.
Supplier Finance Program
The Company supports a voluntary supplier finance program which provides certain of its inventory suppliers the opportunity, at their sole discretion, to sell their receivables due from the Company (which are generally due within 90 days) to a participating financial institution in exchange for receipt of a discounted payment amount made earlier than the payment term stipulated between the Company and the supplier. The Company's vendor payment terms and amounts due are not impacted by a supplier's decision to participate in the program. The Company has not pledged any assets and does not provide guarantees under the supplier finance program. The Company's payment obligations outstanding under its supplier finance program were $210.7 million and $129.2 million as of June 29, 2024 and March 30, 2024, respectively, and were recorded within accounts payable in the consolidated balance sheets.
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
Refer to Note 3 of the Fiscal 2024 10-K for a summary of all of the Company's significant accounting policies.
4.    Recently Issued Accounting Standards
Improvements to Income Tax Disclosures
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, "Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 is intended to enhance the transparency and usefulness of annual income tax disclosures. Among its provisions, ASU 2023-09 requires disclosure of a reconciliation between an entity's effective tax rate, which is calculated by dividing each fiscal period's income tax provision by pretax income, and its statutory rate utilizing eight specific categories, along with a separate disclosure for reconciling items that meet a 5% quantitative threshold. In addition, ASU 2023-09 requires disclosure of income taxes paid (net of refunds received), disaggregated by federal, state, and foreign taxes, as well as by individual jurisdictions if a 5% quantitative threshold is met. ASU 2023-09 is effective for the Company for annual periods beginning with its fiscal year ending March 28, 2026 ("Fiscal 2026") and is to be applied prospectively, although retrospective application is permitted. Early adoption is also permitted. Other than the new disclosure requirements, ASU 2023-09 will not have an impact on the Company's consolidated financial statements.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU No. 2023-07, "Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 requires entities to make certain enhanced segment disclosures on both an annual and interim basis, including disclosure of significant segment expenses that are regularly provided to their chief operating decision maker (the "CODM") as defined within Accounting Standards Codification Topic 280, "Segment Reporting," as well as various information about an entity's CODM, among other provisions. ASU 2023-07 does not change how entities identify their operating segments, aggregate them, or apply the quantitative thresholds to determine their reportable segments. The annual disclosures required by ASU 2023-07 are effective for the Company beginning in Fiscal 2025, with interim disclosures effective beginning in Fiscal 2026. The provisions of ASU 2023-07 are to be applied retrospectively to all prior periods presented. Early adoption is permitted. Other than the new disclosure requirements, ASU 2023-07 will not have an impact on the Company's consolidated financial statements.
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
5.    Property and Equipment
Property and equipment, net consists of the following:

	June 29, 2024	March 30, 2024
	(millions)
Land and improvements	$15.3	$15.3
Buildings and improvements	412.0	416.8
Furniture and fixtures	627.3	627.1
Machinery and equipment	393.0	389.5
Capitalized software	560.0	558.5
Leasehold improvements	1,256.0	1,249.4
Construction in progress	48.5	46.2
	3,312.1	3,302.8
Less: accumulated depreciation	(2,486.1)	(2,452.4)
Property and equipment, net	$826.0	$850.4
Property and equipment, net includes finance lease right-of-use ("ROU") assets, which are reflected in the table above based on their nature.
Depreciation expense was $51.1 million and $54.9 million during the three-month periods ended June 29, 2024, and July 1, 2023, respectively, and was recorded primarily within SG&A expenses in the consolidated statements of operations.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.    Other Assets and Liabilities
Prepaid expenses and other current assets consist of the following:

	June 29, 2024	March 30, 2024
	(millions)
Prepaid software maintenance	$33.3	$19.2
Prepaid marketing and advertising	30.8	19.6
Non-trade receivables	22.9	27.2
Other taxes receivable	20.9	26.1
Tenant allowances receivable	20.8	5.2
Prepaid occupancy expense	18.4	8.3
Inventory return asset	13.7	13.3
Derivative financial instruments	9.6	6.0
Cloud computing arrangement implementation costs	7.6	7.2
Prepaid insurance	7.4	4.1
Prepaid logistic services	6.5	6.5
Restricted cash	1.4	2.8
Other prepaid expenses and current assets	32.6	26.4
Total prepaid expenses and other current assets	$225.9	$171.9
Other non-current assets consist of the following:

	June 29, 2024	March 30, 2024
	(millions)
Security deposits	$35.0	$34.2
Derivative financial instruments	32.3	30.6
Cloud computing arrangement implementation costs	15.6	16.0
Equity method and other investments	7.9	7.5
Deferred rent assets	6.2	6.3
Restricted cash	5.3	5.6
Other non-current assets	23.8	25.5
Total other non-current assets	$126.1	$125.7

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accrued expenses and other current liabilities consist of the following:

	June 29, 2024	March 30, 2024
	(millions)
Accrued operating expenses	$185.6	$192.0
Accrued inventory	178.6	122.2
Accrued payroll and benefits	138.7	207.7
Other taxes payable	79.9	60.8
Accrued marketing and advertising	69.9	74.2
Dividends payable	51.5	47.5
Restructuring reserve	28.3	32.3
Accrued capital expenditures	24.1	26.7
Finance lease obligations	19.1	19.2
Deferred income	18.3	17.3
Other accrued expenses and current liabilities	7.5	9.8
Total accrued expenses and other current liabilities	$801.5	$809.7
Other non-current liabilities consist of the following:

	June 29, 2024	March 30, 2024
	(millions)
Deferred lease incentives and obligations	$39.2	$41.0
Asset retirement obligations	34.6	34.8
Accrued benefits and deferred compensation	20.5	20.5
Deferred tax liabilities	9.5	7.0
Derivative financial instruments	0.1	5.2
Other non-current liabilities	3.9	5.1
Total other non-current liabilities	$107.8	$113.6
7.    Restructuring and Other Charges, Net
A description of significant restructuring and other activities and their related costs is provided below.
Fiscal 2025 Restructuring Activities
During the three months ended June 29, 2024, the Company recorded $3.3 million of cash-related restructuring charges, primarily associated with severance and benefit costs. As of June 29, 2024, the remaining liability related to these charges was $2.0 million, reflecting cash payments of $1.3 million made during the three months ended June 29, 2024.
Fiscal 2024 Restructuring Activities
During the three months ended July 1, 2023, the Company recorded $30.5 million of cash-related restructuring charges, primarily associated with severance and benefit costs. During Fiscal 2024, the Company recorded cumulative restructuring-related charges of $55.8 million, comprised of cash-related charges of $54.5 million, primarily associated with severance and benefit costs, and non-cash-related charges of $1.3 million. As of June 29, 2024 and March 30, 2024, the remaining liability related to these cash-related charges was $23.9 million and $30.2 million, respectively, reflecting cash payments of $6.3 million made during the three months ended June 29, 2024.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Restructuring Activities
During the three months ended June 29, 2024, the Company recognized $1.0 million of income within restructuring and other charges, net in the consolidated statements of operations related to consideration received from Regent, L.P. in connection with the Company's previously sold Club Monaco business. Refer to Note 9 of the Fiscal 2024 10-K for additional discussion regarding the Company's sale of its former Club Monaco business.
As of June 29, 2024 and March 30, 2024, the remaining liability related to the Company's restructuring plans initiated prior to its Fiscal 2024 was $3.5 million and $4.2 million, respectively, reflecting cash payments of $0.7 million made during the three months ended June 29, 2024.
Other Charges
Next Generation Transformation Project
The Company is in the early stages of executing a large-scale, multi-year global project that is expected to significantly transform the way in which the Company operates its business and further enable its long-term strategic pivot towards a global direct-to-consumer-oriented model (the "Next Generation Transformation project" or "NGT project"). The NGT project will be completed in phases and involves the redesigning of certain end-to-end processes and the implementation of a suite of information systems on a global scale. Such efforts are expected to result in significant process improvements and the creation of synergies across core areas of operations, including merchandise buying and planning, procurement, inventory management, retail and wholesale operations, and financial planning and reporting, better enabling the Company to optimize inventory levels and increase the speed with which it reacts to changes in consumer demand across markets, among other benefits. In connection with the preliminary phase of the NGT project, the Company recorded other charges of $2.3 million during the three months ended June 29, 2024.
Previously Exited Real Estate
The Company recorded other charges of $2.8 million and $5.1 million during the three-month periods ended June 29, 2024 and July 1, 2023, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations in connection with the Company's past restructuring activities for which the related lease agreements have not yet expired.
8.    Income Taxes
Effective Tax Rate
The Company's effective tax rate, which is calculated by dividing each fiscal period's income tax provision by pretax income, was 22.1% and 22.6% during the three-month periods ended June 29, 2024 and July 1, 2023, respectively. The effective tax rate for the three months ended June 29, 2024 was higher than the U.S. federal statutory income tax rate of 21% primarily due to uncertain tax positions and state taxes, partially offset by the favorable tax impact of earnings generated in lower taxed foreign jurisdictions versus the U.S. The effective tax rate for the three months ended July 1, 2023 was higher than the U.S. federal statutory income tax rate of 21% primarily due to the unfavorable impact of adjustments related to uncertain tax positions and state taxes, partially offset by the favorable tax impact of earnings generated in lower taxed foreign jurisdictions versus the U.S.
Uncertain Income Tax Benefits
The Company classifies interest and penalties related to unrecognized tax benefits as part of its income tax provision. The total amount of unrecognized tax benefits, including interest and penalties, was $123.3 million and $118.7 million as of June 29, 2024 and March 30, 2024, respectively, and was included within the non-current liability for unrecognized tax benefits in the consolidated balance sheets.
The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $83.6 million and $80.1 million as of June 29, 2024 and March 30, 2024, respectively.

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
9.    Debt
Debt consists of the following:

	June 29, 2024	March 30, 2024
	(millions)
$400 million 3.750% Senior Notes(a)	$399.2	$399.0
$750 million 2.950% Senior Notes(b)	741.9	741.5
Total long-term debt	$1,141.1	$1,140.5

(a)The carrying value of the 3.750% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $0.8 million and $1.0 million as of June 29, 2024 and March 30, 2024, respectively.
(b)The carrying value of the 2.950% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $8.1 million and $8.5 million as of June 29, 2024 and March 30, 2024, respectively.
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
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility (as defined below). Accordingly, the Company does not expect combined borrowings outstanding under the Commercial Paper Program and Global Credit Facility to exceed $750 million. Commercial Paper Program borrowings may be used to support the Company's general working capital and corporate needs. Maturities of commercial paper notes vary, but cannot exceed 397 days from the date of issuance. Commercial paper notes issued under the Commercial Paper Program rank equally in seniority with the Company's other forms of unsecured indebtedness. As of both June 29, 2024 and March 30, 2024, there were no borrowings outstanding under the Commercial Paper Program.
Revolving Credit Facilities
Global Credit Facility
In June 2023, the Company terminated its then existing credit facility and entered into a new credit facility that provides for a $750 million senior unsecured revolving line of credit through June 30, 2028 (the "Global Credit Facility") under terms and conditions substantially similar to those of the previous facility. The Global Credit Facility may be used for working capital needs, capital expenditures, certain investments, general corporate purposes, and for funding of acquisitions. The Global Credit Facility may also be used to support the issuance of letters of credit and maintenance of the Commercial Paper Program. Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and certain other currencies, including Euros, Hong Kong Dollars, and Japanese Yen, and are guaranteed by some of the Company's domestic subsidiaries, including all of the Company's significant subsidiaries. In accordance with the terms of the agreement governing the Global Credit Facility, the Company has the ability to expand its borrowing availability under the Global Credit Facility to $1.500 billion, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. As of both June 29, 2024 and March 30, 2024, there were no borrowings outstanding under the Global Credit Facility. However, the Company was contingently liable for $11.8 million of outstanding letters of credit as of both June 29, 2024 and March 30, 2024.
The Global Credit Facility contains a number of covenants that, among other things, restrict the Company's ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make certain investments. The Global Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the "leverage ratio") of no greater than 4.25 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding, including finance lease obligations, plus all operating lease obligations. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, (iv) operating lease cost, (v) restructuring and other non-recurring expenses, and (vi) acquisition-related costs. As of June 29, 2024, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company's Global Credit Facility.
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
•South Korea Credit Facility — provides Ralph Lauren (Korea) Ltd. with a revolving line of credit of up to 30 billion South Korean Won (approximately $21 million) through October 25, 2024.
•Japan Overdraft Facility — provides Ralph Lauren Corporation Japan with an overdraft amount of up to 5 billion Japanese Yen (approximately $31 million) through April 30, 2025.
As of both June 29, 2024 and March 30, 2024, there were no borrowings outstanding under the Pan-Asia Borrowing Facilities.
Refer to Note 11 of the Fiscal 2024 10-K for additional discussion of the terms and conditions of the Company's debt and credit facilities.
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
The following table summarizes the Company's financial assets and liabilities that are measured and recorded at fair value on a recurring basis, excluding accrued interest components:

	June 29, 2024	March 30, 2024
	(millions)
Derivative assets(a)	$41.9	$36.6
Derivative liabilities(a)	0.2	5.5

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
The following table summarizes the carrying values and the estimated fair values of the Company's debt instruments:

	June 29, 2024		March 30, 2024
	Carrying Value(a)	Fair Value(b)	Carrying Value(a)	Fair Value(b)
	(millions)
$400 million 3.750% Senior Notes	$399.2	$392.0	$399.0	$391.4
$750 million 2.950% Senior Notes	741.9	668.7	741.5	671.4

(a)See Note 9 for discussion of the carrying values of the Company's senior notes.
(b)Based on Level 2 measurements.
Unrealized gains or losses resulting from changes in the fair value of the Company's debt instruments do not result in the realization or expenditure of cash unless the debt is retired prior to its maturity.
Non-financial Assets and Liabilities
The Company's non-financial assets, which primarily consist of goodwill, other intangible assets, property and equipment, and lease-related ROU assets, are not required to be measured at fair value on a recurring basis, and instead are reported at their amortized or depreciated cost in its consolidated balance sheet. However, on a periodic basis or whenever events or changes in circumstances indicate that they may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), the respective carrying value of non-financial assets are assessed for impairment and, if ultimately considered impaired, are adjusted and written down to their fair value, as estimated based on consideration of external market participant assumptions and discounted cash flows. No impairment charges were recorded during either of the three-month periods ended June 29, 2024 or July 1, 2023.

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
The following table summarizes the Company's outstanding derivative instruments recorded on its consolidated balance sheets as of June 29, 2024 and March 30, 2024:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	June 29, 2024	March 30, 2024	June 29, 2024		March 30, 2024		June 29, 2024		March 30, 2024
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Cash flow hedges	$331.6	$319.4	PP	$8.3	PP	$4.8		$—	AE	$0.2
Net investment hedges(c)	700.0	700.0	ONCA	32.3	ONCA	30.6	ONCL	0.1	ONCL	5.2
Total Designated Hedges	1,031.6	1,019.4		40.6		35.4		0.1		5.4
Undesignated Hedges:
FC — Undesignated hedges(d)	176.1	153.2	PP	1.3	PP	1.2	AE	0.1	AE	0.1
Total Hedges	$1,207.7	$1,172.6		$41.9		$36.6		$0.2		$5.5

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
The Company presents the fair values of its derivative assets and liabilities recorded on its consolidated balance sheets on a gross basis, even when they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its derivative instruments on a net basis in accordance with the terms of each of its master netting arrangements, spread across eight separate counterparties, the amounts presented in the consolidated balance sheets as of June 29, 2024 and March 30, 2024 would be adjusted from the current gross presentation as detailed in the following table:

	June 29, 2024			March 30, 2024
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount
	(millions)
Derivative assets	$41.9	$(0.1)	$41.8	$36.6	$(0.2)	$36.4
Derivative liabilities	0.2	(0.1)	0.1	5.5	(0.2)	5.3
The Company's master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties. See Note 3 for further discussion of the Company's master netting arrangements.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables summarize the pretax impact of gains and losses from the Company's designated derivative instruments on its consolidated financial statements for the three-month periods ended June 29, 2024 and July 1, 2023:

	Gains (Losses) Recognized in OCI
	Three Months Ended
	June 29, 2024	July 1, 2023
	(millions)
Designated Hedges:
FC — Cash flow hedges	$6.2	$5.9
Net investment hedges — effective portion	4.9	(3.0)
Net investment hedges — portion excluded from assessment of hedge effectiveness	2.0	(9.8)
Total Designated Hedges	$13.1	$(6.9)

	Location and Amount of Gains (Losses) from Cash Flow Hedges Reclassified from AOCI to Earnings
	Three Months Ended
	June 29, 2024	July 1, 2023
	Cost of goods sold	Cost of goods sold
	(millions)
Total amounts presented in the consolidated statements of operations in which the effects of related cash flow hedges are recorded	$(446.4)	$(464.5)
Effects of cash flow hedging:
FC — Cash flow hedges	2.2	4.9

	Gains (Losses) from Net Investment Hedges Recognized in Earnings		Location of Gains (Losses) Recognized in Earnings
	Three Months Ended
	June 29, 2024	July 1, 2023
	(millions)
Net Investment Hedges:
Net investment hedges — portion excluded from assessment of hedge effectiveness(a)	$3.1	$3.1	Interest expense
Total Net Investment Hedges	$3.1	$3.1

(a)Amounts recognized in other comprehensive income (loss) ("OCI") relating to the effective portion of the Company's net investment hedges would be recognized in earnings only upon the sale or liquidation of the hedged net investment.
As of June 29, 2024, it is estimated that $11.9 million of pretax net gains on both outstanding and matured derivative instruments designated and qualifying as cash flow hedges deferred in AOCI will be recognized in earnings over the next twelve months. Amounts ultimately recognized in earnings will depend on exchange rates in effect when outstanding derivative instruments are settled.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the pretax impact of gains and losses from the Company's undesignated derivative instruments on its consolidated financial statements for the three-month periods ended June 29, 2024 and July 1, 2023:

	Gains (Losses) Recognized in Earnings		Location of Gains (Losses) Recognized in Earnings
	Three Months Ended
	June 29, 2024	July 1, 2023
	(millions)
Undesignated Hedges:
FC — Undesignated hedges	$3.1	$3.5	Other income (expense), net
Total Undesignated Hedges	$3.1	$3.5
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
Investments
The Company's short-term investments as of June 29, 2024 and March 30, 2024 were $173.6 million and $121.0 million, respectively, and consisted of time deposits.
No significant realized or unrealized gains or losses on available-for-sale investments or impairment charges were recorded during any of the fiscal periods presented.
Refer to Note 3 of the Fiscal 2024 10-K for further discussion of the Company's accounting policies relating to its investments.

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
13.    Equity
Common Stock Repurchase Program
A summary of the Company's repurchases of Class A common stock under its common stock repurchase program is as follows:

	Three Months Ended
	June 29, 2024	July 1, 2023
	(millions)
Cost of shares repurchased(a)	$176.0	$50.0
Number of shares repurchased	1.0	0.4

(a)Excludes excise tax of $1.5 million and $0.4 million incurred during the three-month periods ended June 29, 2024 and July 1, 2023, respectively.
On February 2, 2022, the Company's Board of Directors approved an expansion of the Company's existing common stock repurchase program that allows it to repurchase up to an additional $1.500 billion of its Class A common stock, excluding related excise taxes. As of June 29, 2024, the remaining availability under the Company's Class A common stock repurchase program was approximately $600 million. Repurchases of shares of the Company's Class A common stock are subject to overall business and market conditions.
In addition, during the three-month periods ended June 29, 2024 and July 1, 2023, 0.2 million and 0.1 million shares of the Company's Class A common stock, at a cost of $25.2 million and $6.8 million, respectively, were surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards under its long-term stock incentive plans.
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.
Dividends
The Company has generally maintained a regular quarterly cash dividend program on its common stock since 2003.
On May 16, 2024, the Company's Board of Directors approved an increase to the Company's quarterly cash dividend on its common stock from $0.75 to $0.825 per share. The first quarterly dividend declared to reflect this increase was payable to shareholders of record at the close of business on June 28, 2024 and was paid on July 12, 2024.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.    Accumulated Other Comprehensive Income (Loss)
The following table presents OCI activity, net of tax, accumulated in equity:

	Foreign Currency Translation Gains (Losses)(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges(b)	Net Unrealized Gains (Losses) on Defined Benefit Plans(c)	Total Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at March 30, 2024	$(280.0)	$7.2	$(3.3)	$(276.1)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(25.4)	5.3	(1.0)	(21.1)
Amounts reclassified from AOCI to earnings	—	(1.9)	1.0	(0.9)
Other comprehensive income (loss), net of tax	(25.4)	3.4	—	(22.0)
Balance at June 29, 2024	$(305.4)	$10.6	$(3.3)	$(298.1)

Balance at April 1, 2023	$(203.8)	$4.1	$3.7	$(196.0)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(37.5)	5.1	—	(32.4)
Amounts reclassified from AOCI to earnings	—	(4.3)	(0.1)	(4.4)
Other comprehensive income (loss), net of tax	(37.5)	0.8	(0.1)	(36.8)
Balance at July 1, 2023	$(241.3)	$4.9	$3.6	$(232.8)

(a)OCI before reclassifications to earnings related to foreign currency translation gains (losses) includes income tax provision of $2.6 million and income tax benefit of $0.9 million for the three-month periods ended June 29, 2024 and July 1, 2023, respectively. OCI before reclassifications to earnings for the three-month periods ended June 29, 2024 and July 1, 2023 includes gains of $5.3 million (net of a $1.6 million income tax provision) and losses of $9.7 million (net of a $3.1 million income tax benefit), respectively, related to changes in the fair values of instruments designated as hedges of the Company's net investment in certain foreign operations (see Note 11).
(b)OCI before reclassifications to earnings related to net unrealized gains (losses) on cash flow hedges are presented net of income tax provisions of $0.9 million and $0.8 million for the three-month periods ended June 29, 2024 and July 1, 2023, respectively. The tax effects on amounts reclassified from AOCI to earnings are presented in a table below.
(c)Activity is presented net of taxes, which were immaterial for both periods presented.
The following table presents reclassifications from AOCI to earnings for cash flow hedges, by component:

	Three Months Ended		Location of Gains (Losses) Reclassified from AOCI to Earnings
	June 29, 2024	July 1, 2023
	(millions)
Gains (losses) on cash flow hedges(a):
FC — Cash flow hedges	$2.2	$4.9	Cost of goods sold
Tax effect	(0.3)	(0.6)	Income tax provision
Net of tax	$1.9	$4.3

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
Refer to Note 18 of the Fiscal 2024 10-K for a detailed description of the Company's stock-based compensation awards, including information related to vesting terms, service, performance, and market conditions and payout percentages.
Impact on Results
A summary of total stock-based compensation expense recorded in SG&A expenses and the related income tax benefits recognized during the three-month periods ended June 29, 2024 and July 1, 2023 is as follows:

	Three Months Ended
	June 29, 2024	July 1, 2023
	(millions)
Compensation expense	$24.3	$21.4
Income tax benefit	(3.2)	(3.3)
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
Service-based RSUs
The fair values of service-based RSUs granted to certain of the Company's senior executives and other employees, as well as non-employee directors, are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue to the holder while outstanding and unvested. The weighted-average grant date fair values of service-based RSU awards granted were $176.95 and $114.21 per share during the three-month periods ended June 29, 2024 and July 1, 2023, respectively.
A summary of service-based RSU activity during the three months ended June 29, 2024 is as follows:

Number of Service-based RSUs
(thousands)
Unvested at March 30, 2024	1,054
Granted	3
Vested	(3)
Forfeited	(11)
Unvested at June 29, 2024	1,043
Performance-based RSUs
The fair values of the Company's performance-based RSUs granted to its senior executives and other key employees are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue to the holder while outstanding and unvested. No such awards were granted during the three-month periods ended June 29, 2024 and July 1, 2023.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Market-based RSUs
The Company grants market-based RSUs, which are based on total shareholder return ("TSR") performance, to its senior executives and other key employees. The Company estimates the fair value of its TSR awards on the date of grant using a Monte Carlo simulation, which models multiple stock price paths of the Company's Class A common stock and that of its peer group to evaluate and determine its ultimate expected relative TSR performance ranking. Compensation expense, net of estimated forfeitures, is recorded regardless of whether, and the extent to which, the market condition is ultimately satisfied. No such awards were granted during the three-month periods ended June 29, 2024 and July 1, 2023.
A summary of performance-based RSU activity including TSR awards during the three months ended June 29, 2024 is as follows:

Number of Performance-based RSUs
(thousands)
Unvested at March 30, 2024	682
Granted	—
Change due to performance and/or market condition achievement	72
Vested	(281)
Forfeited	—
Unvested at June 29, 2024	473
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company's segment reporting structure is consistent with how it establishes its overall business strategy, allocates resources, and assesses performance of its business. The accounting policies of the Company's segments are consistent with those described in Notes 2 and 3 of the Fiscal 2024 10-K. Sales and transfers between segments are generally recorded at cost and treated as transfers of inventory. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment's performance is evaluated based upon net revenues and operating income before restructuring-related charges, impairment of assets, and certain other one-time items, if any. Certain corporate overhead expenses related to global functions, most notably the Company's executive office, information technology, finance and accounting, human resources, and legal departments, largely remain at corporate. Additionally, other costs that cannot be allocated to the segments based on specific usage are also maintained at corporate, including corporate marketing and advertising expenses, depreciation and amortization of corporate assets, and other general and administrative expenses resulting from corporate-level activities and projects.
Net revenues for each of the Company's segments are as follows:

	Three Months Ended
	June 29, 2024	July 1, 2023
	(millions)
Net revenues:
North America	$608.2	$631.7
Europe	479.1	450.5
Asia	390.9	377.5
Other non-reportable segments	34.0	36.8
Total net revenues	$1,512.2	$1,496.5
Operating income for each of the Company's segments is as follows:

	Three Months Ended
	June 29, 2024	July 1, 2023
	(millions)
Operating income:
North America	$119.8	$125.3
Europe	120.6	97.2
Asia	107.2	93.3
Other non-reportable segments	29.6	33.8
	377.2	349.6
Unallocated corporate expenses	(161.3)	(147.6)
Unallocated restructuring and other charges, net(a)	(7.4)	(35.6)
Total operating income	$208.5	$166.4

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)The three-month periods ended June 29, 2024 and July 1, 2023 included certain unallocated restructuring and other charges, net (see Note 7), which are detailed below:

	Three Months Ended
	June 29, 2024	July 1, 2023
	(millions)
Unallocated restructuring and other charges, net:
North America-related	$0.4	$(3.9)
Europe-related	(0.9)	(1.4)
Asia-related	(0.6)	(1.4)
Other non-reportable segment-related	(0.1)	—
Corporate operations-related	(1.1)	(23.8)
Unallocated restructuring charges	(2.3)	(30.5)
Other charges (see Note 7)	(5.1)	(5.1)
Total unallocated restructuring and other charges, net	$(7.4)	$(35.6)
Depreciation and amortization expense for the Company's segments is as follows:

	Three Months Ended
	June 29, 2024	July 1, 2023
	(millions)
Depreciation and amortization expense:
North America	$20.6	$20.3
Europe	8.4	8.8
Asia	12.5	13.3
Unallocated corporate	12.9	15.9
Total depreciation and amortization expense	$54.4	$58.3
Net revenues by geographic location of the reporting subsidiary are as follows:

	Three Months Ended
	June 29, 2024	July 1, 2023
	(millions)
Net revenues(a):
The Americas(b)	$647.8	$676.6
Europe(c)	473.5	442.4
Asia(d)	390.9	377.5
Total net revenues	$1,512.2	$1,496.5

(a)Net revenues for certain of the Company's licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.
(b)Includes the U.S., Canada, and Latin America. Net revenues earned in the U.S. during the three-month periods ended June 29, 2024 and July 1, 2023 were $615.5 million and $643.0 million, respectively.
(c)Includes the Middle East.
(d)Includes Australia and New Zealand.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17.    Additional Financial Information
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
A reconciliation of cash, cash equivalents, and restricted cash as of June 29, 2024 and March 30, 2024 from the consolidated balance sheets to the consolidated statements of cash flows is as follows:

	June 29, 2024	March 30, 2024
	(millions)
Cash and cash equivalents	$1,586.9	$1,662.2
Restricted cash included within prepaid expenses and other current assets	1.4	2.8
Restricted cash included within other non-current assets	5.3	5.6
Total cash, cash equivalents, and restricted cash	$1,593.6	$1,670.6
Restricted cash relates to cash held in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters and real estate leases.
Cash Paid for Interest and Taxes
Cash paid for interest and income taxes is as follows:

	Three Months Ended
	June 29, 2024	July 1, 2023
	(millions)
Cash paid for interest	$13.9	$12.7
Cash paid for income taxes, net of refunds	38.5	32.2
Cash Paid for Leases
The following table summarizes certain cash flow information related to the Company's leases:

	Three Months Ended
	June 29, 2024	July 1, 2023
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$87.6	$92.2
Operating cash flows for finance leases	2.0	2.7
Financing cash flows for finance leases	4.9	6.0
Non-cash Transactions
Operating lease ROU assets recorded in connection with the recognition of new lease liabilities were $70.1 million and $48.0 million for the three-month periods ended June 29, 2024 and July 1, 2023, respectively.
Non-cash investing activities also included capital expenditures incurred but not yet paid of $24.1 million and $36.1 million for the three-month periods ended June 29, 2024 and July 1, 2023, respectively.
There were no other significant non-cash investing or financing activities for any of the fiscal periods presented.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.
Special Note Regarding Forward-Looking Statements
Various statements in this Form 10-Q, or incorporated by reference into this Form 10-Q, in future filings by us with the Securities and Exchange Commission (the "SEC"), in our press releases, and in oral statements made from time to time by representatives of the Company, may contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding our current expectations about the Company's future operating results and financial condition, the implementation and results of our strategic plans and initiatives, store openings and closings, capital expenses, our plans regarding our quarterly cash dividend and Class A common stock repurchase programs, and our ability to meet citizenship and sustainability goals. Forward-looking statements are based on current expectations and are indicated by words or phrases such as "aim," "anticipate," "outlook," "estimate," "ensure," "commit," "expect," "project," "believe," "envision," "goal," "target," "can," "will," and similar words or phrases. These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed in or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others:
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
•our ability to achieve our goals regarding citizenship and sustainability practices, including those related to climate change, our human capital, and our supply chain;
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
These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2024 (the "Fiscal 2024 10-K"). There are no material changes to such risk factors, nor have we identified any previously undisclosed risks that could materially adversely affect our business, operating results, and/or financial condition, as set forth in Part II, Item 1A — "Risk Factors" of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
In this Form 10-Q, references to "Ralph Lauren," "ourselves," "we," "our," "us," and the "Company" refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2025 will end on March 29, 2025 and will be a 52-week period ("Fiscal 2025"). Fiscal year 2024 ended on March 30, 2024 and was also a 52-week period ("Fiscal 2024"). The first quarter of Fiscal 2025 ended on June 29, 2024 and was a 13-week period. The first quarter of Fiscal 2024 ended on July 1, 2023 and was also a 13-week period.
INTRODUCTION
Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and notes thereto to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:
•Overview.    This section provides a general description of our business, global economic conditions and industry trends, and a summary of our financial performance for the three-month period ended June 29, 2024. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.
•Results of operations.    This section provides an analysis of our results of operations for the three-month period ended June 29, 2024 as compared to the three-month period ended July 1, 2023.
•Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of June 29, 2024, which includes (i) an analysis of our financial condition as compared to the prior fiscal year-end; (ii) an analysis of changes in our cash flows for the three months ended June 29, 2024 as compared to the three months ended July 1, 2023; (iii) an analysis of our liquidity, including the availability under our commercial paper borrowing program and credit facilities, our supplier finance program, outstanding debt and covenant compliance, common stock repurchases, and payments of dividends; and (iv) a description of any material changes in our material cash requirements since March 30, 2024.
•Market risk management.    This section discusses any significant changes in our risk exposures related to foreign currency exchange rates, interest rates, and our investments since March 30, 2024.
•Critical accounting policies.     This section discusses any significant changes in our critical accounting policies since March 30, 2024. Critical accounting policies typically require significant judgment and estimation on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 3 of the Fiscal 2024 10-K.

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
Our business is typically affected by seasonal trends, with higher levels of retail sales in our second and third fiscal quarters and higher wholesale sales in our second and fourth fiscal quarters. These trends result primarily from the timing of key vacation travel, back-to-school, and holiday shopping periods impacting our retail business and timing of seasonal wholesale shipments. As a result of changes in our business, consumer spending patterns, and the macroeconomic environment, including those resulting from pandemic diseases and other catastrophic events, historical quarterly operating trends and working capital requirements may not be indicative of our future performance. In addition, fluctuations in sales, operating income (loss), and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, our operating results and cash flows for the three-month period ended June 29, 2024 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2025.
Recent Developments
Next Generation Transformation Project
We are in the early stages of executing a large-scale, multi-year global project that is expected to significantly transform the way in which we operate our business and further enable our long-term strategic pivot towards a global direct-to-consumer-oriented model (the "Next Generation Transformation project" or "NGT project"). The NGT project will be completed in phases and involves the redesigning of certain end-to-end processes and the implementation of a suite of information systems on a global scale. Such efforts are expected to result in significant process improvements and the creation of synergies across core areas of operations, including merchandise buying and planning, procurement, inventory management, retail and wholesale operations, and financial planning and reporting, better enabling us to optimize inventory levels and increase the speed with which we react to changes in consumer demand across markets, among other benefits.
In connection with the preliminary phase of the NGT project, we incurred other charges of $2.3 million during the three-month period ended June 29, 2024, which were recorded within restructuring and other charges, net in the consolidated statements of operations.
Global Economic Conditions and Industry Trends
The global economy and retail industry are impacted by many different factors. Changes in economic conditions, most notably persisting inflationary pressures (including increases in the cost of raw materials, transportation, and salaries & benefits), high interest rates, significant foreign currency volatility, bank failures, and concerns of a potential recession, continue to impact consumer discretionary income levels, spending, and sentiment in the U.S. and beyond. In response to such pressures, as well as in an effort to reduce elevated inventory levels, many retailers (particularly in the U.S.) have become increasingly more promotional in an attempt to offset traffic declines and increase conversion. Furthermore, the department store sector has experienced numerous consolidations, restructurings, reorganizations, bankruptcies, and other ownership changes in recent times, as well as an increase in store closures. The future geopolitical landscape also remains particularly uncertain, with over 60 countries scheduled to hold national elections during 2024, including the U.S. presidential election in November. Any resulting changes in international trade relations, legislation and regulations (including those related to taxation and importation), or economic and monetary policies, or heightened diplomatic tensions or political and civil unrest, among other potential impacts, could adversely impact the global economy and our operating results.
The global economy has also been negatively impacted by ongoing military conflicts taking place in various parts of the world, most notably the Russia-Ukraine and Israel-Hamas wars, other recent hostilities in the Middle East, and militant attacks on cargo vessels in the Red Sea. Although our voluntary decision to suspend operations in Russia has not resulted in a material impact to our consolidated financial statements and our ongoing operations in Israel are also not material, our business has been, and may continue to be, impacted by the broader macroeconomic implications resulting from these and other military conflicts, including inflationary pressures, unfavorable foreign currency exchange rates, increases in energy prices, food shortages, and volatility in financial markets, among other factors, which have adversely impacted consumer sentiment and confidence. Although our business has not been significantly impacted by the recent Red Sea crisis, we have experienced some shipping delays impacting the timing of receipts, and the continuation of such disruptions over a prolonged period could result in further inventory receipt delays and/or higher freight costs in the near-term and beyond. It is not clear at this time how long these conflicts will endure, or if they will escalate further with additional countries declaring war against each other, which could further amplify the impacts of the various macroeconomic factors described above and potentially result in a global recession.
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
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A — "Risk Factors" in our Fiscal 2024 10-K.
Summary of Financial Performance
Operating Results
During the three months ended June 29, 2024, we reported net revenues of $1.512 billion, net income of $168.6 million, and net income per diluted share of $2.61, as compared to net revenues of $1.496 billion, net income of $132.1 million, and net income per diluted share of $1.96 during the three months ended July 1, 2023. The comparability of our operating results has been affected by net restructuring-related charges and certain other benefits (charges). We also continue to experience varying degrees of business disruptions resulting from the current macroeconomic environment, including inflationary pressures, ongoing military conflicts taking place in various parts of the world, and foreign currency volatility, among other factors.
Our operating performance for the three months ended June 29, 2024 as compared to the prior fiscal year period reflected revenue increases of 1.1% on a reported basis and 2.8% on a constant currency basis, as defined within "Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition" below. Net revenue growth was led by our direct-to-consumer channels and international businesses.
Our gross profit as a percentage of net revenues increased by 150 basis points to 70.5% during the three months ended June 29, 2024 as compared to the prior fiscal year period, primarily driven by favorable product, channel, and geographic mix shifts, lower cotton costs, and average unit retail ("AUR") growth, partially offset by higher other product costs and unfavorable foreign currency effects.
Selling, general, and administrative ("SG&A") expenses as a percentage of net revenues during the three months ended June 29, 2024 increased by 70 basis points to 56.2% as compared to the prior fiscal year period, driven by higher marketing investments due to the planned timing of key campaign events.
Net income increased by $36.5 million to $168.6 million during the three months ended June 29, 2024 as compared to the three months ended July 1, 2023, primarily due to a $42.1 million increase in our operating income and a $3.9 million increase in our non-operating income, net, partially offset by a $9.5 million increase in our income tax provision. Net income per diluted share increased by $0.65 to $2.61 per share during the three months ended June 29, 2024 driven by the higher level of net income and lower weighted-average diluted shares outstanding.
During the three-month periods ended June 29, 2024 and July 1, 2023, our operating results were negatively impacted by net restructuring-related charges and certain other charges (benefits) totaling $7.4 million and $33.7 million, respectively, which had an after-tax effect of reducing net income by $6.0 million, or $0.09 per diluted share, and $25.9 million, or $0.38 per diluted share, respectively.
Financial Condition and Liquidity
We ended the first quarter of Fiscal 2025 in a net cash and short-term investments position (calculated as cash and cash equivalents, plus short-term investments, less total debt) of $619.4 million, as compared to $642.7 million as of the end of Fiscal 2024. The decrease in our net cash and short-term investments position was primarily due to our use of cash to support Class A common stock repurchases of $201.2 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to make dividend payments of $47.5 million, to invest in our business through $33.4 million in capital expenditures, and the unfavorable effect of exchange rate changes on our cash, cash equivalents, and restricted cash of $13.1 million, partially offset by our operating cash flows of $277.3 million.
Net cash provided by operating activities was $277.3 million during the three months ended June 29, 2024, as compared to $270.7 million during the three months ended July 1, 2023. The net increase in cash provided by operating activities was due to an increase in net income before non-cash charges, partially offset by a net unfavorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period.

Our equity decreased to $2.367 billion as of June 29, 2024 compared to $2.450 billion as of March 30, 2024 due to our share repurchase activity and dividends declared during the three months ended June 29, 2024, partially offset by our comprehensive income and the net impact of stock-based compensation arrangements.
Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition
The comparability of our operating results for the three-month periods ended June 29, 2024 and July 1, 2023 has been affected by certain events, including:
•pretax charges incurred in connection with our restructuring activities, as well as certain other benefits (charges), as summarized below (references to "Notes" are to the notes to the accompanying consolidated financial statements):

	Three Months Ended
	June 29, 2024	July 1, 2023
	(millions)
Restructuring and other charges, net (see Note 7)	$(7.4)	$(35.6)
Non-routine inventory benefits(a)	—	1.8
Non-routine bad debt expense reversals(b)	—	0.1
Total charges, net	$(7.4)	$(33.7)

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
(b)Non-routine bad debt expense reversals are recorded within SG&A expenses in the consolidated statements of operations. The reversals recorded during the three months ended July 1, 2023 primarily related to charges previously recognized in connection with the Russia-Ukraine war.
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

RESULTS OF OPERATIONS
Three Months Ended June 29, 2024 Compared to Three Months Ended July 1, 2023
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	June 29, 2024	July 1, 2023	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$1,512.2	$1,496.5	$15.7	1.1%
Cost of goods sold	(446.4)	(464.5)	18.1	(3.9%)
Gross profit	1,065.8	1,032.0	33.8	3.3%
Gross profit as % of net revenues	70.5%	69.0%		150 bps
Selling, general, and administrative expenses	(849.9)	(830.0)	(19.9)	2.4%
SG&A expenses as % of net revenues	56.2%	55.5%		70 bps
Restructuring and other charges, net	(7.4)	(35.6)	28.2	(79.1%)
Operating income	208.5	166.4	42.1	25.3%
Operating income as % of net revenues	13.8%	11.1%		270 bps
Interest expense	(10.9)	(10.0)	(0.9)	9.2%
Interest income	20.1	15.7	4.4	28.0%
Other expense, net	(1.1)	(1.5)	0.4	(27.0%)
Income before income taxes	216.6	170.6	46.0	27.0%
Income tax provision	(48.0)	(38.5)	(9.5)	24.5%
Effective tax rate(a)	22.1%	22.6%		(50 bps)
Net income	$168.6	$132.1	$36.5	27.7%
Net income per common share:
Basic	$2.67	$2.01	$0.66	32.8%
Diluted	$2.61	$1.96	$0.65	33.2%

(a)Effective tax rate is calculated by dividing the income tax provision by income before income taxes.
Net Revenues.    Net revenues increased by $15.7 million, or 1.1%, to $1.512 billion during the three months ended June 29, 2024 as compared to the three months ended July 1, 2023, including unfavorable foreign currency effects of $26.1 million. On a constant currency basis, net revenues increased by $41.8 million, or 2.8%, driven by our direct-to-consumer channels and international businesses.
The following table summarizes the percentage change in our consolidated comparable store sales for the three months ended June 29, 2024 as compared to the prior fiscal year period:

% Change
Digital commerce	5%
Brick and mortar	5%
Total comparable store sales	5%

Our global average store count decreased by 16 stores and concession shops during the three months ended June 29, 2024 compared with the three months ended July 1, 2023, largely driven by strategic store closures in North America and Asia.

	June 29, 2024	July 1, 2023
Freestanding Stores:
North America	228	237
Europe	103	104
Asia	234	219
Total freestanding stores	565	560

Concession Shops:
North America	1	1
Europe	27	27
Asia	669	693
Total concession shops	697	721
Total stores	1,262	1,281
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
Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the comparable prior fiscal year period, are provided below:

	Three Months Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	June 29, 2024	July 1, 2023	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$608.2	$631.7	$(23.5)	$(0.5)	$(23.0)	(3.7%)	(3.6%)
Europe	479.1	450.5	28.6	(3.7)	32.3	6.3%	7.2%
Asia	390.9	377.5	13.4	(21.9)	35.3	3.6%	9.4%
Other non-reportable segments	34.0	36.8	(2.8)	—	(2.8)	(7.5%)	(7.5%)
Total net revenues	$1,512.2	$1,496.5	$15.7	$(26.1)	$41.8	1.1%	2.8%
North America net revenues — Net revenues decreased by $23.5 million, or 3.7%, during the three months ended June 29, 2024 as compared to the three months ended July 1, 2023. On a constant currency basis, net revenues decreased by $23.0 million, or 3.6%.
The $23.5 million decline in North America net revenues was driven by:
•a $29.2 million decline related to our North America wholesale business driven by receipt timing shifts and planned reductions in excess product sales within the off-price wholesale channel.
This decline was partially offset by:
•a $5.7 million increase related to our North America retail business. On a constant currency basis, net revenues increased by $6.1 million, reflecting increases of $4.4 million in comparable store sales and $1.7 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our North America retail business:

% Change
Digital commerce	(4%)
Brick and mortar	3%
Total comparable store sales	1%

Europe net revenues — Net revenues increased by $28.6 million, or 6.3%, during the three months ended June 29, 2024 as compared to the three months ended July 1, 2023. On a constant currency basis, net revenues increased by $32.3 million, or 7.2%.
The $28.6 million increase in Europe net revenues was driven by:
•an $18.4 million increase related to our Europe retail business, inclusive of unfavorable foreign currency effects of $2.0 million. On a constant currency basis, net revenues increased by $20.4 million, reflecting increases of $18.3 million in comparable store sales and $2.1 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Europe retail business:

% Change
Digital commerce	14%
Brick and mortar	7%
Total comparable store sales	8%
•a $10.2 million increase related to our Europe wholesale business largely driven by stronger re-order trends more than offsetting the negative impacts from timing receipt shifts and unfavorable foreign currency effects of $1.7 million.
Asia net revenues — Net revenues increased by $13.4 million, or 3.6%, during the three months ended June 29, 2024 as compared to the three months ended July 1, 2023. On a constant currency basis, net revenues increased by $35.3 million, or 9.4%.
The $13.4 million increase in Asia net revenues was driven by:
•an $18.7 million increase related to our Asia retail business, inclusive of unfavorable foreign currency effects of $20.7 million. On a constant currency basis, net revenues increased by $39.4 million, reflecting increases of $26.0 million in comparable store sales and $13.4 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Asia retail business:

% Change
Digital commerce	21%
Brick and mortar	7%
Total comparable store sales	9%
This increase was partially offset by a $5.3 million decline related to our Asia wholesale business, inclusive of unfavorable foreign currency effects of $1.2 million.
Gross Profit.    Gross profit increased by $33.8 million, or 3.3%, to $1.066 billion for the three months ended June 29, 2024, including unfavorable foreign currency effects of $24.8 million. Gross profit as a percentage of net revenues increased to 70.5% for the three months ended June 29, 2024 from 69.0% for the three months ended July 1, 2023. The 150 basis point increase was primarily driven by favorable product, channel, and geographic mix shifts, lower cotton costs, and AUR growth, partially offset by higher other product costs and unfavorable foreign currency effects.
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
Selling, General, and Administrative Expenses.    SG&A expenses include costs relating to compensation and benefits, rent and occupancy, marketing and advertising, distribution, information technology, legal, depreciation and amortization, bad debt, and other selling and administrative costs. SG&A expenses increased by $19.9 million, or 2.4%, to $849.9 million for the three months ended June 29, 2024, including favorable foreign currency effects of $13.8 million. SG&A expenses as a percentage of net revenues increased to 56.2% for the three months ended June 29, 2024 from 55.5% for the three months ended July 1, 2023. The 70 basis point increase was driven by higher marketing investments due to the planned timing of key campaign events.

The $19.9 million increase in SG&A expenses was driven by:

Three Months Ended June 29, 2024 Compared to Three Months Ended July 1, 2023
(millions)
SG&A expense category:
Marketing and advertising expenses	$16.4
Other	3.5
Total net increase in SG&A expenses	$19.9
Restructuring and Other Charges, Net. During the three-month periods ended June 29, 2024 and July 1, 2023, we recorded net restructuring charges of $3.3 million and $30.5 million, respectively, primarily consisting of severance and benefits costs, as well as other charges of $2.8 million and $5.1 million, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations in connection with our restructuring activities for which the related lease agreements have not yet expired. In addition, during the three months ended June 29, 2024, we recorded other charges of $2.3 million in connection with our Next Generation Transformation project (refer to "Recent Developments" for additional discussion) and other income of $1.0 million related to consideration received from Regent, L.P. in connection with our previously sold Club Monaco business. See Note 7 to the accompanying consolidated financial statements.
Operating Income.   Operating income increased by $42.1 million, or 25.3%, to $208.5 million for the three months ended June 29, 2024, reflecting unfavorable foreign currency effects of $11.0 million. Our operating results during the three-month periods ended June 29, 2024 and July 1, 2023 were negatively impacted by net restructuring-related charges and certain other charges (benefits) totaling $7.4 million and $33.7 million, respectively. Operating income as a percentage of net revenues was 13.8% for the three months ended June 29, 2024, reflecting a 270 basis point increase from the prior fiscal year period. The increase in operating income as a percentage of net revenues was primarily driven by the increase in our gross margin, as well as lower net restructuring-related charges and certain other charges (benefits) recorded during the three months ended June 29, 2024 as compared to the prior fiscal year period, partially offset by the increase in SG&A expenses as a percentage of net revenues, all as previously discussed.
Operating income and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the comparable prior fiscal year period, are provided below:

	Three Months Ended
	June 29, 2024		July 1, 2023
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$119.8	19.7%	$125.3	19.8%	$(5.5)	(10 bps)
Europe	120.6	25.2%	97.2	21.6%	23.4	360 bps
Asia	107.2	27.4%	93.3	24.7%	13.9	270 bps
Other non-reportable segments	29.6	87.1%	33.8	91.9%	(4.2)	(480 bps)
	377.2		349.6		27.6
Unallocated corporate expenses	(161.3)		(147.6)		(13.7)
Unallocated restructuring and other charges, net	(7.4)		(35.6)		28.2
Total operating income	$208.5	13.8%	$166.4	11.1%	$42.1	270 bps
North America operating margin declined by 10 basis points, primarily due to the unfavorable impact of approximately 40 basis points attributable to channel mix and the unfavorable impact of 20 basis points attributable to the absence of non-routine inventory benefits recorded during the three months ended June 29, 2024 as compared to the prior fiscal year period. This decline in overall operating margin was partially offset by the net favorable impact of approximately 50 basis points driven by an increase in gross margin, partially offset by an increase in SG&A expenses as a percentage of net revenues.

Europe operating margin improved by 360 basis points, primarily due to the net favorable impact of approximately 420 basis points driven by an increase in gross margin, partially offset by an increase in SG&A expenses as a percentage of net revenues. The overall improvement in operating margin was partially offset by unfavorable foreign currency effects of 50 basis points, as well as the unfavorable impact of 10 basis points attributable to the absence of bad debt expense reversals recorded during the three months ended June 29, 2024 as compared to the prior fiscal year period.
Asia operating margin improved by 270 basis points, primarily due to the net favorable impact of approximately 330 basis points largely driven by a decline in SG&A expenses as a percentage of net revenues and an increase in gross margin. This overall improvement in operating margin was partially offset by unfavorable foreign currency effects of 30 basis points and the unfavorable impact of approximately 30 basis points attributable to channel mix.
Unallocated corporate expenses increased by $13.7 million to $161.3 million during the three months ended June 29, 2024. The increase in unallocated corporate expenses was due to higher marketing and advertising expenses of $7.9 million, lower intercompany sourcing commission income of $4.4 million (which is offset at the segment level and eliminated in consolidation), higher non-income taxes of $3.1 million, and higher other expenses of $4.4 million, partially offset by lower rent and occupancy expenses of $6.1 million.
Unallocated restructuring and other charges, net decreased by $28.2 million to $7.4 million during the three months ended June 29, 2024, as previously discussed above and in Note 7 to the accompanying consolidated financial statements.
Non-operating Income (Expense), Net. Non-operating income (expense), net is comprised of interest expense, interest income, and other income (expense), net, which includes foreign currency gains (losses), equity in income (losses) from our equity-method investees, and other non-operating expenses. During the three months ended June 29, 2024, we reported non-operating income, net of $8.1 million as compared to $4.2 million during the three months ended July 1, 2023. The $3.9 million increase in non-operating income, net was mainly due to a $4.4 million increase in interest income driven by the higher average on-hand cash, cash equivalents, and short-term investments balance during the current fiscal year period as compared to the prior fiscal year period and higher interest rates in financial markets.
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
The income tax provision and effective tax rate for the three months ended June 29, 2024 were $48.0 million and 22.1%, respectively, compared to $38.5 million and 22.6%, respectively, for the three months ended July 1, 2023. The $9.5 million increase in our income tax provision was primarily driven by an increase in our pretax income, partially offset by a 50 basis point decline in our effective tax rate. The decline in our effective tax rate was primarily due to the impact of favorable state and local tax credits received during the three months ended June 29, 2024. See Note 8 to the accompanying consolidated financial statements.
Net Income.    Net income increased to $168.6 million for the three months ended June 29, 2024, from $132.1 million for the three months ended July 1, 2023. The $36.5 million increase in net income was primarily due to the increases in our operating income and non-operating income, net, partially offset by an increase in our income tax provision, all as previously discussed. Our operating results during the three-month periods ended June 29, 2024 and July 1, 2023 were negatively impacted by net restructuring-related charges and certain other charges (benefits) totaling $7.4 million and $33.7 million, respectively, which had an after-tax effect of reducing net income by $6.0 million and $25.9 million, respectively.
Net Income per Diluted Share.    Net income per diluted share increased to $2.61 for the three months ended June 29, 2024, from $1.96 for the three months ended July 1, 2023. The $0.65 per share increase was primarily driven by the higher level of net income, as previously discussed, and lower weighted-average diluted shares outstanding during the three months ended June 29, 2024 driven by our share repurchases during the last twelve months. Net income per diluted share for the three-month periods ended June 29, 2024 and July 1, 2023 were also negatively impacted by $0.09 per share and $0.38 per share, respectively, attributable to net restructuring-related charges and certain other charges (benefits), as previously discussed.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of June 29, 2024 and March 30, 2024:

	June 29, 2024	March 30, 2024	$ Change
	(millions)
Cash and cash equivalents	$1,586.9	$1,662.2	$(75.3)
Short-term investments	173.6	121.0	52.6
Long-term debt(a)	(1,141.1)	(1,140.5)	(0.6)
Net cash and short-term investments	$619.4	$642.7	$(23.3)
Equity	$2,367.0	$2,450.3	$(83.3)

(a)See Note 9 to the accompanying consolidated financial statements for discussion of the carrying values of our debt.
The decrease in our net cash and short-term investments position at June 29, 2024 as compared to March 30, 2024 was primarily due to our use of cash to support Class A common stock repurchases of $201.2 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to make dividend payments of $47.5 million, to invest in our business through $33.4 million in capital expenditures, and the unfavorable effect of exchange rate changes on our cash, cash equivalents, and restricted cash of $13.1 million, partially offset by our operating cash flows of $277.3 million.
The decrease in our equity was attributable to our share repurchase activity and dividends declared during the three months ended June 29, 2024, partially offset by our comprehensive income and the net impact of stock-based compensation arrangements.
Cash Flows
The following table details our cash flows for the three-month periods ended June 29, 2024 and July 1, 2023:

	Three Months Ended
	June 29, 2024	July 1, 2023	$ Change
	(millions)
Net cash provided by operating activities	$277.3	$270.7	$6.6
Net cash used in investing activities	(87.6)	(77.5)	(10.1)
Net cash used in financing activities	(253.6)	(112.0)	(141.6)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(13.1)	(3.9)	(9.2)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(77.0)	$77.3	$(154.3)
Net Cash Provided by Operating Activities.    Net cash provided by operating activities was $277.3 million during the three months ended June 29, 2024, as compared to $270.7 million during the three months ended July 1, 2023. The $6.6 million net increase in cash provided by operating activities was due to an increase in net income before non-cash charges, partially offset by a net unfavorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period.
The net unfavorable change related to our operating assets and liabilities, including our working capital, was primarily driven by:
•an unfavorable change related to our prepaid expenses and other current assets largely driven by the timing of cash payments;

•an unfavorable change related to our accounts receivable, largely driven by a decline in wholesale net revenues and timing of cash receipts; and
•an unfavorable change in inventory driven by higher in-transit inventory, as well as higher product and freight costs.
These decreases related to our operating assets and liabilities were partially offset by:
•a favorable change in our accounts payable driven by the timing of cash payments, partially offset by a net unfavorable change in accrued liabilities largely driven by our restructuring reserve due to a decrease in restructuring charges recorded during the current fiscal year period as compared to the prior fiscal year period.
Net Cash Used in Investing Activities.    Net cash used in investing activities was $87.6 million during the three months ended June 29, 2024, as compared $77.5 million during the three months ended July 1, 2023. The $10.1 million net increase in cash used in investing activities was primarily driven by:
•a $17.3 million increase in purchases of investments, less proceeds from sales and maturities of investments. During the three months ended June 29, 2024, we made net investment purchases of $55.2 million, as compared to $37.9 million during the three months ended July 1, 2023.
This increase in cash used in investing activities was partially offset by:
•a $6.2 million decrease in capital expenditures. During the three months ended June 29, 2024, we spent $33.4 million on capital expenditures, as compared to $39.6 million during the three months ended July 1, 2023. Our capital expenditures during the three months ended June 29, 2024 primarily related to store openings and renovations, as well as enhancements to our information technology systems.
Over the course of Fiscal 2025, we expect to spend approximately $300 million to $325 million on capital expenditures primarily related to store opening and renovations, as well as enhancements to our information technology systems (including those related to our Next Generation Transformation project) and corporate office renovations.
Net Cash Used in Financing Activities.    Net cash used in financing activities was $253.6 million during the three months ended June 29, 2024, as compared to $112.0 million during the three months ended July 1, 2023. The $141.6 million net increase in cash used in financing activities was primarily driven by:
•a $144.4 million increase in cash used to repurchase shares of our Class A common stock. During the three months ended June 29, 2024, we used $176.0 million to repurchase shares of our Class A common stock pursuant to our common stock repurchase program, and an additional $25.2 million in shares of our Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our long-term stock incentive plans. On a comparative basis, during the three months ended July 1, 2023, we used $50.0 million to repurchase shares of our Class A common stock pursuant to our common stock repurchase program, and an additional $6.8 million in shares of our Class A common stock were surrendered or withheld for taxes.
Sources of Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, our available cash and cash equivalents and short-term investments, availability under our credit and overdraft facilities and commercial paper program, and other available financing options.
During the three months ended June 29, 2024, we generated $277.3 million of net cash flows from our operations. As of June 29, 2024, we had $1.761 billion in cash, cash equivalents, and short-term investments, of which $1.179 billion were held by our subsidiaries domiciled outside the U.S. We are not dependent on foreign cash to fund our domestic operations. Undistributed foreign earnings generated on or before December 31, 2017 that were subject to the one-time mandatory transition tax in connection with U.S. tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA") are not considered to be permanently reinvested and may be repatriated to the U.S. in the future with minimal or no additional U.S. taxation. We intend to permanently reinvest undistributed foreign earnings generated after December 31, 2017 that were not subject to the one-time mandatory transition tax. However, if our plans change and we choose to repatriate post-2017 earnings to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.

The following table presents the total availability, borrowings outstanding, and remaining availability under our credit and overdraft facilities and Commercial Paper Program as of June 29, 2024:

	June 29, 2024
Description(a)	Total Availability	Borrowings Outstanding		Remaining Availability
	(millions)
Global Credit Facility and Commercial Paper Program(b)	$750	$12	(c)	$738
Pan-Asia Credit Facilities	35	—		35
Japan Overdraft Facility	31	—		31

(a)As defined in Note 9 to the accompanying consolidated financial statements.
(b)Borrowings under the Commercial Paper Program are supported by the Global Credit Facility. Accordingly, we do not expect combined borrowings outstanding under the Commercial Paper Program and the Global Credit Facility to exceed $750 million.
(c)Represents outstanding letters of credit for which we were contingently liable under the Global Credit Facility as of June 29, 2024.
We believe that the Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of June 29, 2024, there were seven financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 20%. In accordance with the terms of the agreement, we have the ability to expand our borrowing availability under the Global Credit Facility to $1.500 billion through the full term of the facility, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments.
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
See Note 9 to the accompanying consolidated financial statements and Note 11 of the Fiscal 2024 10-K for additional information relating to our credit facilities.
Supplier Finance Program
We support a voluntary supplier finance program which provides certain of our inventory suppliers the opportunity, at their sole discretion, to sell their receivables due from us (which are generally due within 90 days) to a participating financial institution in exchange for receipt of a discounted payment amount made earlier than the payment term stipulated between us and the supplier. Our vendor payment terms and amounts due are not impacted by a supplier's decision to participate in the program. We have not pledged any assets and do not provide guarantees under the supplier finance program. Our payment obligations outstanding under our supplier finance program were $210.7 million and $129.2 million as of June 29, 2024 and March 30, 2024, respectively, and were recorded within accounts payable in the consolidated balance sheets.

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
The Global Credit Facility contains a number of covenants, as described in Note 9 to the accompanying consolidated financial statements. As of June 29, 2024, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility. The Pan-Asia Borrowing Facilities do not contain any financial covenants.
See Note 9 to the accompanying consolidated financial statements and Note 11 of the Fiscal 2024 10-K for additional information relating to our debt and covenant compliance.
Common Stock Repurchase Program
On February 2, 2022, our Board of Directors approved an expansion of our existing common stock repurchase program that allowed us to repurchase up to an additional $1.500 billion of our Class A common stock, excluding related excise taxes. As of June 29, 2024, the remaining availability under our Class A common stock repurchase program was approximately $600 million. Repurchases of shares of our Class A common stock are subject to overall business and market conditions.
See Note 13 to the accompanying consolidated financial statements for additional information relating to our Class A common stock repurchase program.
Dividends
We have generally maintained a regular quarterly cash dividend program on our common stock since 2003.
On May 16, 2024, our Board of Directors approved an increase to our quarterly cash dividend on our common stock from $0.75 to $0.825 per share. The first quarterly dividend declared to reflect this increase was payable to shareholders of record at the close of business on June 28, 2024 and was paid on July 12, 2024.
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

Material Cash Requirements
There have been no substantial changes to our material cash requirements as disclosed in our Fiscal 2024 10-K, other than those which occur in the ordinary course of business. Refer to the "Financial Condition and Liquidity — Contractual and Other Obligations" section of the MD&A in our Fiscal 2024 10-K for detailed disclosure of our material cash requirements as of March 30, 2024.
MARKET RISK MANAGEMENT
As discussed in Note 13 of the Fiscal 2024 10-K and Note 11 to the accompanying consolidated financial statements, we are exposed to a variety of levels and types of risks, including the impact of changes in currency exchange rates on foreign currency-denominated balances, certain anticipated cash flows of our international operations, and the value of reported net assets of our foreign operations, as well as changes in the fair value of our fixed-rate debt obligations relating to fluctuations in benchmark interest rates. Accordingly, in the normal course of business we assess such risks and, in accordance with our established policies and procedures, may use derivative financial instruments to manage and mitigate them. We do not use derivatives for speculative or trading purposes.
Given our use of derivative instruments, we are exposed to the risk that the counterparties to such contracts will fail to meet their contractual obligations. To mitigate such counterparty credit risk, it is our policy to only enter into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. Our established policies and procedures for mitigating credit risk include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties, when possible, to further mitigate credit risk. As a result of the above considerations, we do not believe that we are exposed to undue concentration of counterparty risk with respect to our derivative contracts as of June 29, 2024. However, we do have in aggregate $44.7 million of derivative instruments in net asset positions held across eight creditworthy financial institutions.
Foreign Currency Risk Management
We manage our exposure to changes in foreign currency exchange rates using forward foreign currency exchange and cross-currency swap contracts. Refer to Note 11 to the accompanying consolidated financial statements for a summary of the notional amounts and fair values of our outstanding forward foreign currency exchange and cross-currency swap contracts, as well as the impact on earnings and other comprehensive income of such instruments as of June 29, 2024.
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
Investment Risk Management
As of June 29, 2024, we had cash and cash equivalents on-hand of $1.587 billion, consisting of deposits in interest bearing accounts, investments in money market deposit accounts, and investments in time deposits with original maturities of 90 days or less. Our other significant investments included $173.6 million of short-term investments, consisting of investments in time deposits with original maturities greater than 90 days.
We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed in Note 3 to the accompanying consolidated financial statements. Our investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in our investment policy. See Note 11 to the accompanying consolidated financial statements for further detail of the composition of our investment portfolio as of June 29, 2024.
CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are described in Note 3 of the Fiscal 2024 10-K. Our estimates are often based on complex judgments, assessments of probability, and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same set of facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, refer to the "Critical Accounting Policies" section of the MD&A in our Fiscal 2024 10-K.
There have been no significant changes in the application of our critical accounting policies since March 30, 2024.
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
We carried out an evaluation based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our principal executive and principal financial officers have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of June 29, 2024.
There has been no change in the Company's internal control over financial reporting during the fiscal quarter ended June 29, 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
Reference is made to the information disclosed under Item 3 — "Legal Proceedings" in the Fiscal 2024 10-K.
Item 1A.    Risk Factors.
Reference is made to the information disclosed under Part I, Item 1A — "Risk Factors" in the Fiscal 2024 10-K, which contains a detailed discussion of certain risk factors that could materially adversely affect the Company's business, operating results, and/or financial condition. There are no material changes to the risk factors previously disclosed, nor has the Company identified any previously undisclosed risks that could materially adversely affect the Company's business, operating results, and/or financial condition.
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
No shares of the Company's Class B common stock were converted into Class A common stock during the three months ended June 29, 2024.
(b)     Not Applicable
(c)Stock Repurchases
The following table sets forth the repurchases of shares of the Company's Class A common stock during the three months ended June 29, 2024:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(a)
					(millions)
March 31, 2024 to April 27, 2024	753,642		$165.47	753,642	$652
April 28, 2024 to May 25, 2024	—		—	—	652
May 26, 2024 to June 29, 2024	420,176	(b)	182.22	284,180	600
	1,173,818			1,037,822

(a)Repurchases of shares of the Company's Class A common stock are subject to overall business and market conditions.
(b)Includes 135,996 shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.
Item 5.    Other Information.
During the three months ended June 29, 2024, none of our directors or officers (as defined in Item 408 of Regulation S-K of the Securities Exchange Act of 1934) adopted or terminated "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements" (each term as defined in Item 408 of Regulation S-K of the Securities Exchange Act of 1934).

Item 6.    Exhibits.

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1/A (File No. 333-24733) filed June 10, 1997)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Form 8-K filed August 16, 2011)
3.3	Fifth Amended and Restated By-Laws of the Company (filed as Exhibit 3.3 to the Form 10-K filed May 23, 2024)
10.1*	Amendment No. 5 to the Employment Agreement, dated August 5, 2024 between the Company and Patrice Louvet†
31.1*	Certification of Principal Executive Officer pursuant to 17 CFR 240.13a-14(a)
31.2*	Certification of Principal Financial Officer pursuant to 17 CFR 240.13a-14(a)
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

RALPH LAUREN CORPORATION

	By:	/S/ JUSTIN M. PICICCI
Justin M. Picicci
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 7, 2024

