Form 10-Q
period 2024-09-28
RALPH LAUREN CORP
filed 2024-11-07
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At November 1, 2024, 40,217,068 shares of the registrant's Class A common stock, $.01 par value, and 21,881,276 shares of the registrant's Class B common stock, $.01 par value, were outstanding.

RALPH LAUREN CORPORATION

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 28, 2024	March 30, 2024
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,355.0	$1,662.2
Short-term investments	334.7	121.0
Accounts receivable, net of allowances of $190.5 million and $175.3 million	517.9	446.5
Inventories	1,127.9	902.2
Income tax receivable	56.2	56.0
Prepaid expenses and other current assets	212.9	171.9
Total current assets	3,604.6	3,359.8
Property and equipment, net	832.1	850.4
Operating lease right-of-use assets	1,013.9	1,014.6
Deferred tax assets	281.1	288.3
Goodwill	900.6	888.1
Intangible assets, net	69.3	75.7
Other non-current assets	98.4	125.7
Total assets	$6,800.0	$6,602.6
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$399.3	$—
Accounts payable	495.7	332.2
Current income tax payable	61.4	79.8
Current operating lease liabilities	240.3	245.5
Accrued expenses and other current liabilities	895.7	809.7
Total current liabilities	2,092.4	1,467.2
Long-term debt	742.2	1,140.5
Long-term finance lease liabilities	246.0	256.1
Long-term operating lease liabilities	1,020.1	1,014.0
Non-current income tax payable	—	42.2
Non-current liability for unrecognized tax benefits	132.7	118.7
Other non-current liabilities	124.3	113.6
Commitments and contingencies (Note 12)
Total liabilities	4,357.7	4,152.3
Equity:
Class A common stock, par value $.01 per share; 112.5 million and 111.7 million shares issued; 40.2 million and 41.4 million shares outstanding	1.1	1.1
Class B common stock, par value $.01 per share; 21.9 million shares issued and outstanding	0.2	0.2
Additional paid-in-capital	2,983.8	2,923.8
Retained earnings	7,265.4	7,051.6
Treasury stock, Class A, at cost; 72.3 million and 70.3 million shares	(7,582.5)	(7,250.3)
Accumulated other comprehensive loss	(225.7)	(276.1)
Total equity	2,442.3	2,450.3
Total liabilities and equity	$6,800.0	$6,602.6
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(millions, except per share data)
Net revenues	$1,726.0	$1,633.0	$3,238.2	$3,129.5
Cost of goods sold	(570.3)	(562.9)	(1,016.7)	(1,027.4)
Gross profit	1,155.7	1,070.1	2,221.5	2,102.1
Selling, general, and administrative expenses	(958.4)	(896.3)	(1,808.3)	(1,726.3)
Restructuring and other charges, net	(18.4)	(9.3)	(25.8)	(44.9)
Total other operating expenses, net	(976.8)	(905.6)	(1,834.1)	(1,771.2)
Operating income	178.9	164.5	387.4	330.9
Interest expense	(11.4)	(10.0)	(22.3)	(20.0)
Interest income	17.9	15.8	38.0	31.5
Other income (expense), net	2.7	(4.8)	1.6	(6.3)
Income before income taxes	188.1	165.5	404.7	336.1
Income tax provision	(40.2)	(18.6)	(88.2)	(57.1)
Net income	$147.9	$146.9	$316.5	$279.0
Net income per common share:
Basic	$2.36	$2.24	$5.03	$4.24
Diluted	$2.31	$2.19	$4.93	$4.15
Weighted-average common shares outstanding:
Basic	62.6	65.6	62.9	65.7
Diluted	63.9	67.2	64.3	67.3
Dividends declared per share	$0.825	$0.75	$1.65	$1.50
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(millions)
Net income	$147.9	$146.9	$316.5	$279.0
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	85.3	(38.1)	59.9	(75.6)
Net gains (losses) on cash flow hedges	(12.8)	8.2	(9.4)	9.0
Net losses on defined benefit plans	(0.1)	(0.1)	(0.1)	(0.2)
Other comprehensive income (loss), net of tax	72.4	(30.0)	50.4	(66.8)
Total comprehensive income	$220.3	$116.9	$366.9	$212.2
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 28, 2024	September 30, 2023
	(millions)
Cash flows from operating activities:
Net income	$316.5	$279.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	110.3	116.8
Deferred income tax expense	19.4	6.1
Stock-based compensation expense	60.0	50.7
Bad debt expense	2.1	0.3
Other non-cash charges (benefits)	(3.7)	16.3
Changes in operating assets and liabilities:
Accounts receivable	(63.4)	(26.5)
Inventories	(203.6)	(151.0)
Prepaid expenses and other current assets	(40.4)	(37.8)
Accounts payable and accrued liabilities	225.8	154.7
Income tax receivables and payables	(49.3)	(41.8)
Operating lease right-of-use assets and liabilities, net	(0.5)	(18.2)
Other balance sheet changes	1.3	(5.0)
Net cash provided by operating activities	374.5	343.6
Cash flows from investing activities:
Capital expenditures	(75.1)	(82.4)
Purchases of investments	(496.5)	(158.6)
Proceeds from sales and maturities of investments	290.8	108.1
Other investing activities	1.0	—
Net cash used in investing activities	(279.8)	(132.9)
Cash flows from financing activities:
Payments of finance lease obligations	(10.8)	(11.2)
Payments of dividends	(98.9)	(98.2)
Repurchases of common stock, including shares surrendered for tax withholdings	(330.2)	(225.7)
Net cash used in financing activities	(439.9)	(335.1)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	36.8	(23.9)
Net decrease in cash, cash equivalents, and restricted cash	(308.4)	(148.3)
Cash, cash equivalents, and restricted cash at beginning of period	1,670.6	1,536.9
Cash, cash equivalents, and restricted cash at end of period	$1,362.2	$1,388.6
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended September 28, 2024
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at June 29, 2024	133.9	$1.3	$2,948.1	$7,168.7	71.5	$(7,453.0)	$(298.1)	$2,367.0
Comprehensive income:
Net income				147.9
Other comprehensive income							72.4
Total comprehensive income								220.3
Dividends declared				(51.2)				(51.2)
Repurchases of common stock, including excise tax					0.8	(129.5)		(129.5)
Stock-based compensation			35.7					35.7
Shares issued pursuant to stock-based compensation plans	0.5	—	—					—
Balance at September 28, 2024	134.4	$1.3	$2,983.8	$7,265.4	72.3	$(7,582.5)	$(225.7)	$2,442.3

	Three Months Ended September 30, 2023
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at July 1, 2023	132.8	$1.3	$2,845.7	$6,681.3	67.5	$(6,854.5)	$(232.8)	$2,441.0
Comprehensive income:
Net income				146.9
Other comprehensive loss							(30.0)
Total comprehensive income								116.9
Dividends declared				(48.5)				(48.5)
Repurchases of common stock, including excise tax					1.4	(169.5)		(169.5)
Stock-based compensation			29.3					29.3
Shares issued pursuant to stock-based compensation plans	0.8	—	—					—
Balance at September 30, 2023	133.6	$1.3	$2,875.0	$6,779.7	68.9	$(7,024.0)	$(262.8)	$2,369.2

(a)Includes Class A and Class B common stock.
(b)Accumulated other comprehensive income (loss).

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)

	Six Months Ended September 28, 2024
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at March 30, 2024	133.6	$1.3	$2,923.8	$7,051.6	70.3	$(7,250.3)	$(276.1)	$2,450.3
Comprehensive income:
Net income				316.5
Other comprehensive income							50.4
Total comprehensive income								366.9
Dividends declared				(102.7)				(102.7)
Repurchases of common stock, including excise tax					2.0	(332.2)		(332.2)
Stock-based compensation			60.0					60.0
Shares issued pursuant to stock-based compensation plans	0.8	—	—					—
Balance at September 28, 2024	134.4	$1.3	$2,983.8	$7,265.4	72.3	$(7,582.5)	$(225.7)	$2,442.3

	Six Months Ended September 30, 2023
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at April 1, 2023	132.6	$1.3	$2,824.3	$6,598.2	67.0	$(6,797.3)	$(196.0)	$2,430.5
Comprehensive income:
Net income				279.0
Other comprehensive loss							(66.8)
Total comprehensive income								212.2
Dividends declared				(97.5)				(97.5)
Repurchases of common stock, including excise tax					1.9	(226.7)		(226.7)
Stock-based compensation			50.7					50.7
Shares issued pursuant to stock-based compensation plans	1.0	—	—					—
Balance at September 30, 2023	133.6	$1.3	$2,875.0	$6,779.7	68.9	$(7,024.0)	$(262.8)	$2,369.2

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
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2025 will end on March 29, 2025 and will be a 52-week period ("Fiscal 2025"). Fiscal year 2024 ended on March 30, 2024 and was also a 52-week period ("Fiscal 2024"). The second quarter of Fiscal 2025 ended on September 28, 2024 and was a 13-week period. The second quarter of Fiscal 2024 ended on September 30, 2023 and was also a 13-week period.

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
Seasonality of Business
The Company's business is typically affected by seasonal trends, with higher levels of retail sales in its second and third fiscal quarters and higher wholesale sales in its second and fourth fiscal quarters. These trends result primarily from the timing of key vacation travel, back-to-school, and holiday shopping periods impacting its retail business and the timing of seasonal wholesale shipments. As a result of changes in its business, consumer spending patterns, and the macroeconomic environment, including those resulting from pandemic diseases and other catastrophic events, historical quarterly operating trends and working capital requirements may not be indicative of the Company's future performance. In addition, fluctuations in sales, operating income (loss), and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, the Company's operating results and cash flows for the three-month and six-month periods ended September 28, 2024 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2025.
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
Revenue from the Company's licensing arrangements is recognized over time during the period that licensees are provided access to the Company's trademarks (i.e., symbolic intellectual property) and benefit from such access through their own sales of licensed products. These arrangements require licensees to pay a sales-based royalty, which for most arrangements, may be subject to a contractually-guaranteed minimum royalty amount. Payments are generally due quarterly and, depending on time of receipt, may be recorded as a liability until recognized as revenue. The Company recognizes revenue for sales-based royalty arrangements (including those for which the royalty exceeds any contractually-guaranteed minimum royalty amount) as licensed products are sold by the licensee. If a sales-based royalty is not ultimately expected to exceed a contractually-guaranteed minimum royalty amount, the minimum is generally recognized as revenue ratably over the respective contractual period. This sales-based output measure of progress and pattern of recognition best represents the value transferred to the licensee over the term of the arrangement, as well as the amount of consideration that the Company is entitled to receive in exchange for providing access to its trademarks. As of September 28, 2024, contractually-guaranteed minimum royalty amounts expected to be recognized as revenue during future periods were as follows:

Contractually-Guaranteed Minimum Royalties(a)
(millions)
Remainder of Fiscal 2025	$46.4
Fiscal 2026	85.4
Fiscal 2027	84.2
Fiscal 2028	49.7
Fiscal 2029 and thereafter	54.7
Total	$320.4

(a)Amounts presented do not contemplate potential contract renewals or royalties earned in excess of the contractually-guaranteed minimums.
Disaggregated Net Revenues
The following tables disaggregate the Company's net revenues into categories that depict how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors for the fiscal periods presented:

	Three Months Ended
	September 28, 2024					September 30, 2023
	North America	Europe	Asia	Other	Total	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$467.3	$272.9	$356.2	$—	$1,096.4	$437.8	$238.4	$318.1	$—	$994.3
Wholesale	272.2	293.0	24.0	—	589.2	280.0	288.4	30.3	—	598.7
Licensing	—	—	—	40.4	40.4	—	—	—	40.0	40.0
Total	$739.5	$565.9	$380.2	$40.4	$1,726.0	$717.8	$526.8	$348.4	$40.0	$1,633.0

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended
	September 28, 2024					September 30, 2023
	North America	Europe	Asia	Other	Total	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$884.0	$518.0	$727.0	$—	$2,129.0	$848.8	$465.1	$670.2	$—	$1,984.1
Wholesale	463.7	527.0	44.1	—	1,034.8	500.7	512.2	55.7	—	1,068.6
Licensing	—	—	—	74.4	74.4	—	—	—	76.8	76.8
Total	$1,347.7	$1,045.0	$771.1	$74.4	$3,238.2	$1,349.5	$977.3	$725.9	$76.8	$3,129.5

(a)Net revenues from the Company's retail and wholesale businesses are recognized at a point in time. Net revenues from the Company's licensing business are recognized over time.
Deferred Income
Deferred income represents cash payments received in advance of the Company's transfer of control of products or services to its customers and generally consists of unredeemed gift cards (net of breakage) and advance royalty payments from its licensees. The Company's deferred income balances were $15.8 million and $17.4 million as of September 28, 2024 and March 30, 2024, respectively, and were primarily recorded within accrued expenses and other current liabilities within the consolidated balance sheets. The majority of the deferred income balance as of September 28, 2024 is expected to be recognized as revenue within the next twelve months.
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
A summary of shipping and handling costs for the fiscal periods presented is as follows:

	Three Months Ended		Six Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(millions)
Shipping costs	$20.9	$19.2	$38.2	$36.1
Handling costs	40.5	41.5	75.6	80.7
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to shares used to calculate diluted net income per common share as follows:

	Three Months Ended		Six Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(millions)
Basic shares	62.6	65.6	62.9	65.7
Dilutive effect of RSUs	1.3	1.6	1.4	1.6
Diluted shares	63.9	67.2	64.3	67.3
All earnings per share amounts have been calculated using unrounded numbers. The Company has outstanding performance-based RSUs, which are included in the computation of diluted shares only to the extent that the underlying performance conditions (i) have been satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. As of both September 28, 2024 and September 30, 2023, there were 0.3 million of additional shares issuable contingent upon vesting of performance-based RSUs that were excluded from the diluted shares calculations.
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
A rollforward of the activity in the Company's reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented as follows:

	Three Months Ended		Six Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(millions)
Beginning reserve balance	$126.3	$135.2	$143.1	$148.1
Amount charged against revenue to increase reserve	128.2	122.4	223.0	218.0
Amount credited against customer accounts to decrease reserve	(102.3)	(108.5)	(212.9)	(216.0)
Foreign currency translation	4.1	(2.5)	3.1	(3.5)
Ending reserve balance	$156.3	$146.6	$156.3	$146.6
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A rollforward of the activity in the Company's allowance for doubtful accounts is presented as follows:

	Three Months Ended		Six Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(millions)
Beginning reserve balance	$32.5	$25.6	$32.2	$27.2
Amount recorded to expense to increase reserve(a)	1.3	1.1	2.1	0.3
Amount written-off against customer accounts to decrease reserve	(0.4)	—	(0.8)	(0.6)
Foreign currency translation	0.8	(0.3)	0.7	(0.5)
Ending reserve balance	$34.2	$26.4	$34.2	$26.4

(a)Amounts recorded to bad debt expense are included within SG&A expenses in the consolidated statements of operations.
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department stores, specialty stores, and third-party digital partners around the world, and extends credit based on an evaluation of each customer's financial capacity and condition, usually without requiring collateral. In the Company's wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2024, the Company's sales to these three customers accounted for approximately 13% of total net revenues. Substantially all of the Company's sales to its three largest wholesale customers related to its North America segment. As of September 28, 2024, these three wholesale customers accounted for approximately 28% of total gross accounts receivable.
Inventories
The Company holds inventory that is sold in its retail stores and digital commerce sites directly to consumers. The Company also holds inventory that is to be sold through wholesale distribution channels to major department stores, specialty stores, and third-party digital partners. Substantially all of the Company's inventories consist of finished goods, which are stated at the lower of cost or estimated realizable value, with cost determined on a weighted-average cost basis. Inventory held by the Company totaled $1.128 billion, $902.2 million, and $1.195 billion as of September 28, 2024, March 30, 2024, and September 30, 2023, respectively.
Supplier Finance Program
The Company supports a voluntary supplier finance program which provides certain of its inventory suppliers the opportunity, at their sole discretion, to sell their receivables due from the Company (which are generally due within 90 days) to a participating financial institution in exchange for receipt of a discounted payment amount made earlier than the payment term stipulated between the Company and the supplier. The Company's vendor payment terms and amounts due are not impacted by a supplier's decision to participate in the program. The Company has not pledged any assets and does not provide guarantees under the supplier finance program. The Company's payment obligations outstanding under its supplier finance program were $215.5 million and $129.2 million as of September 28, 2024 and March 30, 2024, respectively, and were recorded within accounts payable in the consolidated balance sheets.
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
Disclosure of Supplier Finance Program Obligations
In September 2022, the FASB issued ASU No. 2022-04, "Disclosure of Supplier Finance Program Obligations" ("ASU 2022-04"). ASU 2022-04 requires entities to disclose the key terms of supplier finance programs they use in connection with the purchase of goods and services, along with the amount of obligations outstanding at the end of each period and an annual rollforward of such obligations. This standard does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations. ASU 2022-04 became effective for the Company beginning in Fiscal 2024 and, as a result, the Company has made all required disclosures for all dates as of which a balance sheet is presented. The annual rollforward disclosure is not required to be made until Fiscal 2025 and is to be applied prospectively. Other than the new disclosure requirements, ASU 2022-04 did not have an impact on the Company's consolidated financial statements. See Note 3 for further discussion of the Company's supplier finance program.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.    Property and Equipment
Property and equipment, net consists of the following:

	September 28, 2024	March 30, 2024
	(millions)
Land and improvements	$15.3	$15.3
Buildings and improvements	421.1	416.8
Furniture and fixtures	650.5	627.1
Machinery and equipment	408.0	389.5
Capitalized software	563.9	558.5
Leasehold improvements	1,294.8	1,249.4
Construction in progress	55.1	46.2
	3,408.7	3,302.8
Less: accumulated depreciation	(2,576.6)	(2,452.4)
Property and equipment, net	$832.1	$850.4
Property and equipment, net includes finance lease right-of-use ("ROU") assets, which are reflected in the table above based on their nature.
Depreciation expense was $52.7 million and $103.8 million during the three-month and six-month periods ended September 28, 2024, respectively, and $55.2 million and $110.1 million during the three-month and six-month periods ended September 30, 2023, respectively, and was recorded primarily within SG&A expenses in the consolidated statements of operations.
6.    Other Assets and Liabilities
Prepaid expenses and other current assets consist of the following:

	September 28, 2024	March 30, 2024
	(millions)
Prepaid software maintenance	$30.5	$19.2
Non-trade receivables	24.2	27.2
Other taxes receivable	22.8	26.1
Tenant allowances receivable	22.6	5.2
Derivative financial instruments	18.3	6.0
Prepaid marketing and advertising	16.2	19.6
Inventory return asset	15.7	13.3
Prepaid occupancy expense	12.7	8.3
Prepaid insurance	9.6	4.1
Cloud computing arrangement implementation costs	8.7	7.2
Prepaid logistic services	6.7	6.5
Restricted cash	1.4	2.8
Other prepaid expenses and current assets	23.5	26.4
Total prepaid expenses and other current assets	$212.9	$171.9

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other non-current assets consist of the following:

	September 28, 2024	March 30, 2024
	(millions)
Security deposits	$36.7	$34.2
Cloud computing arrangement implementation costs	16.3	16.0
Equity method and other investments	7.8	7.5
Deferred rent assets	6.0	6.3
Restricted cash	5.8	5.6
Derivative financial instruments	—	30.6
Other non-current assets	25.8	25.5
Total other non-current assets	$98.4	$125.7
Accrued expenses and other current liabilities consist of the following:

	September 28, 2024	March 30, 2024
	(millions)
Accrued operating expenses	$187.1	$192.0
Accrued payroll and benefits	185.3	207.7
Accrued inventory	183.2	122.2
Accrued marketing and advertising	95.9	74.2
Other taxes payable	91.0	60.8
Dividends payable	51.2	47.5
Accrued capital expenditures	26.8	26.7
Restructuring reserve	23.6	32.3
Finance lease obligations	20.0	19.2
Deferred income	15.7	17.3
Derivative financial instruments	6.4	0.3
Other accrued expenses and current liabilities	9.5	9.5
Total accrued expenses and other current liabilities	$895.7	$809.7
Other non-current liabilities consist of the following:

	September 28, 2024	March 30, 2024
	(millions)
Deferred lease incentives and obligations	$38.7	$41.0
Asset retirement obligations	36.9	34.8
Accrued benefits and deferred compensation	20.9	20.5
Deferred tax liabilities	13.1	7.0
Derivative financial instruments	8.8	5.2
Other non-current liabilities	5.9	5.1
Total other non-current liabilities	$124.3	$113.6

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    Restructuring and Other Charges, Net
A description of significant restructuring and other activities and their related costs is provided below.
Fiscal 2025 Restructuring Activities
During the three-month and six-month periods ended September 28, 2024, the Company recorded $7.4 million and $10.7 million, respectively, of cash-related restructuring charges, primarily associated with severance and benefit costs. As of September 28, 2024, the remaining liability related to these cash-related charges was $7.9 million, reflecting cash payments of $2.8 million made during the six months ended September 28, 2024. The Company also recorded non-cash-related charges, net of $1.6 million during the three-month and six-month periods ended September 28, 2024, primarily related to stock-based compensation expense recorded in connection with an employment separation agreement.
Fiscal 2024 Restructuring Activities
During the three-month and six-month periods ended September 30, 2023, the Company recorded $6.8 million and $37.3 million, respectively, of cash-related restructuring charges, primarily associated with severance and benefit costs. During Fiscal 2024, the Company recorded cumulative restructuring-related charges of $55.8 million, comprised of cash-related charges of $54.5 million, primarily associated with severance and benefit costs, and non-cash-related charges of $1.3 million. As of September 28, 2024 and March 30, 2024, the remaining liability related to these cash-related charges was $15.5 million and $30.2 million, respectively, reflecting cash payments of $14.9 million and non-cash adjustments of $0.2 million made during the six months ended September 28, 2024.
Other Restructuring Activities
During the three-month and six-month periods ended September 28, 2024, the Company recognized $0.4 million and $1.4 million, respectively, of income within restructuring and other charges, net in the consolidated statements of operations related to consideration received from Regent, L.P. in connection with the Company's previously sold Club Monaco business. On a comparative basis, during the three-month and six-month periods ended September 30, 2023, the Company recognized $2.0 million of income within restructuring and other charges, net in the consolidated statements of operations related to consideration received from Regent, L.P. in connection with the Company's previously sold Club Monaco business. Refer to Note 9 of the Fiscal 2024 10-K for additional discussion regarding the Company's sale of its former Club Monaco business.
As of September 28, 2024 and March 30, 2024, the remaining liability related to the Company's restructuring plans initiated prior to its Fiscal 2024 was $2.6 million and $4.2 million, respectively, reflecting cash payments of $1.6 million made during the six months ended September 28, 2024.
Other Charges
Next Generation Transformation Project
The Company is in the early stages of executing a large-scale, multi-year global project that is expected to significantly transform the way in which the Company operates its business and further enable its long-term strategic pivot towards a global direct-to-consumer-oriented model (the "Next Generation Transformation project" or "NGT project"). The NGT project will be completed in phases and involves the redesigning of certain end-to-end processes and the implementation of a suite of information systems on a global scale. Such efforts are expected to result in significant process improvements and the creation of synergies across core areas of operations, including merchandise buying and planning, procurement, inventory management, retail and wholesale operations, and financial planning and reporting, better enabling the Company to optimize inventory levels and increase the speed with which it reacts to changes in consumer demand across markets, among other benefits. In connection with the preliminary phase of the NGT project, the Company recorded other charges of $5.7 million and $8.0 million, respectively, during the three-month and six-month periods ended September 28, 2024.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Previously Exited Real Estate
The Company recorded other charges of $4.1 million and $6.9 million during the three-month and six-month periods ended September 28, 2024, respectively, and $4.5 million and $9.6 million during the three-month and six-month periods ended September 30, 2023, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations in connection with the Company's past restructuring activities for which the related lease agreements have not yet expired.
8.    Income Taxes
Effective Tax Rate
The Company's effective tax rate, which is calculated by dividing each fiscal period's income tax provision by pretax income, was 21.4% and 21.8% during the three-month and six-month periods ended September 28, 2024, respectively, and 11.2% and 17.0% during the three-month and six-month periods ended September 30, 2023, respectively. The effective tax rates for the three-month and six-month periods ended September 28, 2024 were slightly higher than the U.S. federal statutory income tax rate of 21% primarily due to uncertain tax positions and state taxes, partially offset by the favorable tax impact of stock-based compensation. The effective tax rates for the three-month and six-month periods ended September 30, 2023 were lower than the U.S. federal statutory income tax rate of 21% primarily due to favorable adjustments related to the revaluation of deferred tax assets arising from Swiss tax reform and favorable deferred tax adjustments related to the European Union's anti-tax avoidance directive. The lower effective tax rates were also driven by favorable remeasurements of net deferred tax assets as a result of enacted changes in tax legislation.
Uncertain Income Tax Benefits
The Company classifies interest and penalties related to unrecognized tax benefits as part of its income tax provision. The total amount of unrecognized tax benefits, including interest and penalties, was $132.7 million and $118.7 million as of September 28, 2024 and March 30, 2024, respectively, and was included within the non-current liability for unrecognized tax benefits in the consolidated balance sheets.
The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $86.2 million and $80.1 million as of September 28, 2024 and March 30, 2024, respectively.
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
The Company files a consolidated U.S. federal income tax return, as well as tax returns in various state, local, and foreign jurisdictions. The Company is generally no longer subject to examinations by the relevant tax authorities for years prior to its fiscal year ended March 29, 2014.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.    Debt
Debt consists of the following:

	September 28, 2024	March 30, 2024
	(millions)
$400 million 3.750% Senior Notes(a)	$399.3	$399.0
$750 million 2.950% Senior Notes(b)	742.2	741.5
Total debt	1,141.5	1,140.5
Less: current portion of long-term debt	399.3	—
Total long-term debt	$742.2	$1,140.5

(a)The carrying value of the 3.750% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $0.7 million and $1.0 million as of September 28, 2024 and March 30, 2024, respectively.
(b)The carrying value of the 2.950% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $7.8 million and $8.5 million as of September 28, 2024 and March 30, 2024, respectively.
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
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility (as defined below). Accordingly, the Company does not expect combined borrowings outstanding under the Commercial Paper Program and Global Credit Facility to exceed $750 million. Commercial Paper Program borrowings may be used to support the Company's general working capital and corporate needs. Maturities of commercial paper notes vary, but cannot exceed 397 days from the date of issuance. Commercial paper notes issued under the Commercial Paper Program rank equally in seniority with the Company's other forms of unsecured indebtedness. As of both September 28, 2024 and March 30, 2024, there were no borrowings outstanding under the Commercial Paper Program.
Revolving Credit Facilities
Global Credit Facility
In June 2023, the Company terminated its then existing credit facility and entered into a new credit facility that provides for a $750 million senior unsecured revolving line of credit through June 30, 2028 (the "Global Credit Facility") under terms and conditions substantially similar to those of the previous facility. The Global Credit Facility may be used for working capital needs, capital expenditures, certain investments, general corporate purposes, and for funding of acquisitions. The Global Credit Facility may also be used to support the issuance of letters of credit and maintenance of the Commercial Paper Program. Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and certain other currencies, including Euros, Hong Kong Dollars, and Japanese Yen, and are guaranteed by some of the Company's domestic subsidiaries, including all of the Company's significant subsidiaries. In accordance with the terms of the agreement governing the Global Credit Facility, the Company has the ability to expand its borrowing availability under the Global Credit Facility to $1.500 billion, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. As of both September 28, 2024 and March 30, 2024, there were no borrowings outstanding under the Global Credit Facility. However, the Company was contingently liable for $11.7 million and $11.8 million of outstanding letters of credit as of September 28, 2024 and March 30, 2024, respectively.
The Global Credit Facility contains a number of covenants that, among other things, restrict the Company's ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make certain investments. The Global Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the "leverage ratio") of no greater than 4.25 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding, including finance lease obligations, plus all operating lease obligations. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, (iv) operating lease cost, (v) restructuring and other non-recurring expenses, and (vi) acquisition-related costs. As of September 28, 2024, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company's Global Credit Facility.
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
•South Korea Credit Facility — provides Ralph Lauren (Korea) Ltd. with a revolving line of credit of up to 30 billion South Korean Won (approximately $22 million) through October 24, 2025.
•Japan Overdraft Facility — provides Ralph Lauren Corporation Japan with an overdraft amount of up to 5 billion Japanese Yen (approximately $35 million) through April 30, 2025.
As of both September 28, 2024 and March 30, 2024, there were no borrowings outstanding under the Pan-Asia Borrowing Facilities.
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
The following table summarizes the Company's financial assets and liabilities that are measured and recorded at fair value on a recurring basis, excluding accrued interest components:

	September 28, 2024	March 30, 2024
	(millions)
Derivative assets(a)	$18.3	$36.6
Derivative liabilities(a)	15.2	5.5

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
The following table summarizes the carrying values and the estimated fair values of the Company's debt instruments:

	September 28, 2024		March 30, 2024
	Carrying Value(a)	Fair Value(b)	Carrying Value(a)	Fair Value(b)
	(millions)
$400 million 3.750% Senior Notes	$399.3	$397.9	$399.0	$391.4
$750 million 2.950% Senior Notes	742.2	703.4	741.5	671.4

(a)See Note 9 for discussion of the carrying values of the Company's senior notes.
(b)Based on Level 2 measurements.
Unrealized gains or losses resulting from changes in the fair value of the Company's debt instruments do not result in the realization or expenditure of cash unless the debt is retired prior to its maturity.
Non-financial Assets and Liabilities
The Company's non-financial assets, which primarily consist of goodwill, other intangible assets, property and equipment, and lease-related ROU assets, are not required to be measured at fair value on a recurring basis, and instead are reported at their amortized or depreciated cost in its consolidated balance sheet. However, on a periodic basis or whenever events or changes in circumstances indicate that they may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), the respective carrying value of non-financial assets are assessed for impairment and, if ultimately considered impaired, are adjusted and written down to their fair value, as estimated based on consideration of external market participant assumptions and discounted cash flows. No impairment charges were recorded during either of the three-month and six-month periods ended September 28, 2024 or September 30, 2023.
The Company performed its annual goodwill assessment using a qualitative approach as of the beginning of the second quarter of Fiscal 2025. In performing the assessment, the Company identified and considered the significance of relevant key factors, events, and circumstances that affected the fair values and/or carrying amounts of its reporting units with allocated goodwill. These factors included external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as the Company's actual and expected financial performance. Additionally, the Company also considered the results of its most recent quantitative goodwill impairment test, which was performed as of the beginning of the second quarter of Fiscal 2024, the results of which indicated that the fair values of these reporting units significantly exceeded their respective carrying values. Based on the results of the qualitative impairment assessment, the Company concluded that it is not more likely than not that the fair values of its reporting units are less than their respective carrying values and there were no reporting units at risk of impairment. No impairment charges associated with goodwill or other intangible assets were recorded during either of the six-month periods ended September 28, 2024 or September 30, 2023.

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
The following table summarizes the Company's outstanding derivative instruments recorded on its consolidated balance sheets as of September 28, 2024 and March 30, 2024:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	September 28, 2024	March 30, 2024	September 28, 2024		March 30, 2024		September 28, 2024		March 30, 2024
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Cash flow hedges	$316.2	$319.4	PP	$0.1	PP	$4.8	AE	$6.0	AE	$0.2
Net investment hedges(c)	700.0	700.0	PP	18.0	ONCA	30.6	ONCL	8.8	ONCL	5.2
Total Designated Hedges	1,016.2	1,019.4		18.1		35.4		14.8		5.4
Undesignated Hedges:
FC — Undesignated hedges(d)	186.0	153.2	PP	0.2	PP	1.2	AE	0.4	AE	0.1
Total Hedges	$1,202.2	$1,172.6		$18.3		$36.6		$15.2		$5.5

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
The Company presents the fair values of its derivative assets and liabilities recorded on its consolidated balance sheets on a gross basis, even when they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its derivative instruments on a net basis in accordance with the terms of each of its master netting arrangements, spread across eight separate counterparties, the amounts presented in the consolidated balance sheets as of September 28, 2024 and March 30, 2024 would be adjusted from the current gross presentation as detailed in the following table:

	September 28, 2024			March 30, 2024
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount
	(millions)
Derivative assets	$18.3	$(3.8)	$14.5	$36.6	$(0.2)	$36.4
Derivative liabilities	15.2	(3.8)	11.4	5.5	(0.2)	5.3
The Company's master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties. See Note 3 for further discussion of the Company's master netting arrangements.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables summarize the pretax impact of gains and losses from the Company's designated derivative instruments on its consolidated financial statements for the three-month and six-month periods ended September 28, 2024 and September 30, 2023:

	Gains (Losses) Recognized in OCI
	Three Months Ended		Six Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(millions)
Designated Hedges:
FC — Cash flow hedges	$(12.3)	$10.7	$(6.1)	$16.6
Net investment hedges — effective portion	(28.0)	20.1	(23.1)	17.1
Net investment hedges — portion excluded from assessment of hedge effectiveness	5.0	(8.4)	7.0	(18.2)
Total Designated Hedges	$(35.3)	$22.4	$(22.2)	$15.5

	Location and Amount of Gains (Losses) from Cash Flow Hedges Reclassified from AOCI to Earnings
	Three Months Ended		Six Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	Cost of goods sold	Cost of goods sold	Cost of goods sold	Cost of goods sold
	(millions)
Total amounts presented in the consolidated statements of operations in which the effects of related cash flow hedges are recorded	$(570.3)	$(562.9)	$(1,016.7)	$(1,027.4)
Effects of cash flow hedging:
FC — Cash flow hedges	2.7	1.3	4.9	6.2

	Gains (Losses) from Net Investment Hedges Recognized in Earnings				Location of Gains (Losses) Recognized in Earnings
	Three Months Ended		Six Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(millions)
Net Investment Hedges:
Net investment hedges — portion excluded from assessment of hedge effectiveness(a)	$3.1	$3.1	$6.2	$6.2	Interest expense
Total Net Investment Hedges	$3.1	$3.1	$6.2	$6.2

(a)Amounts recognized in other comprehensive income (loss) ("OCI") relating to the effective portion of the Company's net investment hedges would be recognized in earnings only upon the sale or liquidation of the hedged net investment.
As of September 28, 2024, it is estimated that $3.1 million of pretax net losses on both outstanding and matured derivative instruments designated and qualifying as cash flow hedges deferred in AOCI will be recognized in earnings over the next twelve months. Amounts ultimately recognized in earnings will depend on exchange rates in effect when outstanding derivative instruments are settled.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the pretax impact of gains and losses from the Company's undesignated derivative instruments on its consolidated financial statements for the three-month and six-month periods ended September 28, 2024 and September 30, 2023:

	Gains (Losses) Recognized in Earnings				Location of Gains (Losses) Recognized in Earnings
	Three Months Ended		Six Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(millions)
Undesignated Hedges:
FC — Undesignated hedges	$(4.4)	$6.4	$(1.3)	$9.9	Other income (expense), net
Total Undesignated Hedges	$(4.4)	$6.4	$(1.3)	$9.9
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
Investments
The Company's short-term investments as of September 28, 2024 and March 30, 2024 were $334.7 million and $121.0 million, respectively, and consisted of time deposits.
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
13.    Equity
Common Stock Repurchase Program
A summary of the Company's repurchases of Class A common stock under its common stock repurchase program is as follows:

	Six Months Ended
	September 28, 2024	September 30, 2023
	(millions)
Cost of shares repurchased(a)	$274.7	$175.0
Number of shares repurchased	1.6	1.5

(a)Excludes excise tax of $2.0 million and $1.0 million incurred during the six-month periods ended September 28, 2024 and September 30, 2023, respectively.
On February 2, 2022, the Company's Board of Directors approved an expansion of the Company's existing common stock repurchase program that allows it to repurchase up to an additional $1.500 billion of its Class A common stock, excluding related excise taxes. As of September 28, 2024, the remaining availability under the Company's Class A common stock repurchase program was approximately $502 million. Repurchases of shares of the Company's Class A common stock are subject to overall business and market conditions.
In addition, during each of the six-month periods ended September 28, 2024 and September 30, 2023, 0.4 million shares of the Company's Class A common stock, at a cost of $55.5 million and $50.7 million, respectively, were surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards under its long-term stock incentive plans.
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.
Dividends
The Company has generally maintained a regular quarterly cash dividend program on its common stock since 2003.
On May 16, 2024, the Company's Board of Directors approved an increase to the Company's quarterly cash dividend on its common stock from $0.75 to $0.825 per share. The second quarter Fiscal 2025 dividend of $0.825 per share was declared on September 13, 2024, was payable to shareholders of record at the close of business on September 27, 2024, and was paid on October 11, 2024.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.    Accumulated Other Comprehensive Income (Loss)
The following table presents OCI activity, net of tax, accumulated in equity:

	Foreign Currency Translation Gains (Losses)(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges(b)	Net Unrealized Gains (Losses) on Defined Benefit Plans(c)	Total Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at March 30, 2024	$(280.0)	$7.2	$(3.3)	$(276.1)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	59.9	(5.2)	(1.2)	53.5
Amounts reclassified from AOCI to earnings	—	(4.2)	1.1	(3.1)
Other comprehensive income (loss), net of tax	59.9	(9.4)	(0.1)	50.4
Balance at September 28, 2024	$(220.1)	$(2.2)	$(3.4)	$(225.7)

Balance at April 1, 2023	$(203.8)	$4.1	$3.7	$(196.0)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(75.6)	14.3	(0.1)	(61.4)
Amounts reclassified from AOCI to earnings	—	(5.3)	(0.1)	(5.4)
Other comprehensive income (loss), net of tax	(75.6)	9.0	(0.2)	(66.8)
Balance at September 30, 2023	$(279.4)	$13.1	$3.5	$(262.8)

(a)OCI before reclassifications to earnings related to foreign currency translation gains (losses) includes an income tax benefit of $5.0 million and an income tax provision of $2.9 million for the six-month periods ended September 28, 2024 and September 30, 2023, respectively. OCI before reclassifications to earnings for the six-month periods ended September 28, 2024 and September 30, 2023 includes losses of $12.2 million (net of a $3.9 million income tax benefit) and $0.8 million (net of a $0.3 million income tax benefit), respectively, related to changes in the fair values of instruments designated as hedges of the Company's net investment in certain foreign operations (see Note 11).
(b)OCI before reclassifications to earnings related to net unrealized gains (losses) on cash flow hedges are presented net of an income tax benefit of $0.9 million and an income tax provision of $2.3 million for the six-month periods ended September 28, 2024 and September 30, 2023, respectively. The tax effects on amounts reclassified from AOCI to earnings are presented in a table below.
(c)Activity is presented net of taxes, which were immaterial for both periods presented.
The following table presents reclassifications from AOCI to earnings for cash flow hedges, by component:

	Three Months Ended		Six Months Ended		Location of Gains (Losses) Reclassified from AOCI to Earnings
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(millions)
Gains (losses) on cash flow hedges(a):
FC — Cash flow hedges	$2.7	$1.3	$4.9	$6.2	Cost of goods sold
Tax effect	(0.4)	(0.3)	(0.7)	(0.9)	Income tax provision
Net of tax	$2.3	$1.0	$4.2	$5.3

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
Impact on Results
A summary of total stock-based compensation expense and the related income tax benefits recognized during the three-month and six-month periods ended September 28, 2024 and September 30, 2023 is as follows:

	Three Months Ended			Six Months Ended
	September 28, 2024		September 30, 2023	September 28, 2024		September 30, 2023
	(millions)
Stock-based compensation expense	$35.7	(a)	$29.3	$60.0	(a)	$50.7
Income tax benefit	(4.8)		(4.7)	(8.0)		(8.0)

(a)Includes $2.0 million of stock-based compensation expense recorded in connection with an employment separation agreement within restructuring and other charges, net in the consolidated statements of operations during the second quarter of Fiscal 2025 (see Note 7). All other stock-based compensation expense was recorded within SG&A expenses.
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
Service-based RSUs
The fair values of service-based RSUs granted to certain of the Company's senior executives and other employees, as well as non-employee directors, are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue to the holder while outstanding and unvested. The weighted-average grant date fair values of service-based RSU awards granted were $159.39 and $114.69 per share during the six-month periods ended September 28, 2024 and September 30, 2023, respectively.
A summary of service-based RSU activity during the six months ended September 28, 2024 is as follows:

Number of Service-based RSUs
(thousands)
Unvested at March 30, 2024	1,054
Granted	423
Vested	(498)
Forfeited	(32)
Unvested at September 28, 2024	947

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Performance-based RSUs
The fair values of the Company's performance-based RSUs granted to its senior executives and other key employees are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue to the holder while outstanding and unvested. The weighted-average grant date fair values of performance-based RSU awards granted were $158.85 and $114.86 per share during the six-month periods ended September 28, 2024 and September 30, 2023, respectively.
Market-based RSUs
The Company grants market-based RSUs, which are based on total shareholder return ("TSR") performance, to its senior executives and other key employees. The Company estimates the fair value of its TSR awards on the date of grant using a Monte Carlo simulation, which models multiple stock price paths of the Company's Class A common stock and that of its peer group to evaluate and determine its ultimate expected relative TSR performance ranking. Compensation expense, net of estimated forfeitures, is recorded regardless of whether, and the extent to which, the market condition is ultimately satisfied. The weighted-average grant date fair values of market-based RSUs granted were $212.05 and $147.19 per share during the six-month periods ended September 28, 2024 and September 30, 2023, respectively. The assumptions used to estimate the fair value of TSR awards granted during the six-month periods ended September 28, 2024 and September 30, 2023 were as follows:

	Six Months Ended
	September 28, 2024	September 30, 2023
Expected volatility	36.7%	38.4%
Expected dividend yield	2.0%	2.5%
Risk-free interest rate	3.9%	4.6%
A summary of performance-based RSU activity including TSR awards during the six months ended September 28, 2024 is as follows:

Number of Performance-based RSUs
(thousands)
Unvested at March 30, 2024	682
Granted	173
Change due to performance and/or market condition achievement	72
Vested	(281)
Forfeited	(9)
Unvested at September 28, 2024	637

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
Net revenues for each of the Company's segments are as follows:

	Three Months Ended		Six Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(millions)
Net revenues:
North America	$739.5	$717.8	$1,347.7	$1,349.5
Europe	565.9	526.8	1,045.0	977.3
Asia	380.2	348.4	771.1	725.9
Other non-reportable segments	40.4	40.0	74.4	76.8
Total net revenues	$1,726.0	$1,633.0	$3,238.2	$3,129.5

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Operating income for each of the Company's segments is as follows:

	Three Months Ended		Six Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(millions)
Operating income:
North America	$121.9	$110.2	$241.7	$235.5
Europe	145.9	132.4	266.5	229.6
Asia	86.3	68.4	193.5	161.7
Other non-reportable segments	33.5	34.1	63.1	67.9
	387.6	345.1	764.8	694.7
Unallocated corporate expenses	(190.3)	(171.3)	(351.6)	(318.9)
Unallocated restructuring and other charges, net(a)	(18.4)	(9.3)	(25.8)	(44.9)
Total operating income	$178.9	$164.5	$387.4	$330.9

(a)The three-month and six-month periods ended September 28, 2024 and September 30, 2023 included certain unallocated restructuring and other charges, net (see Note 7), which are detailed below:

	Three Months Ended		Six Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(millions)
Unallocated restructuring and other charges, net:
North America-related	$—	$(1.6)	$0.4	$(5.5)
Europe-related	(0.5)	0.7	(1.4)	(0.7)
Asia-related	(2.6)	(2.1)	(3.2)	(3.5)
Other non-reportable segment-related	—	—	(0.1)	—
Corporate operations-related	(5.5)	(1.8)	(6.6)	(25.6)
Unallocated restructuring charges	(8.6)	(4.8)	(10.9)	(35.3)
Other charges (see Note 7)	(9.8)	(4.5)	(14.9)	(9.6)
Total unallocated restructuring and other charges, net	$(18.4)	$(9.3)	$(25.8)	$(44.9)
Depreciation and amortization expense for the Company's segments is as follows:

	Three Months Ended		Six Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(millions)
Depreciation and amortization expense:
North America	$20.5	$20.1	$41.1	$40.4
Europe	9.1	9.3	17.5	18.1
Asia	13.4	13.4	25.9	26.7
Unallocated corporate	12.9	15.7	25.8	31.6
Total depreciation and amortization expense	$55.9	$58.5	$110.3	$116.8

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net revenues by geographic location of the reporting subsidiary are as follows:

	Three Months Ended		Six Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(millions)
Net revenues(a):
The Americas(b)	$785.0	$763.3	$1,432.8	$1,439.9
Europe(c)	560.8	521.3	1,034.3	963.7
Asia(d)	380.2	348.4	771.1	725.9
Total net revenues	$1,726.0	$1,633.0	$3,238.2	$3,129.5

(a)Net revenues for certain of the Company's licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.
(b)Includes the U.S., Canada, and Latin America. Net revenues earned in the U.S. during the three-month and six-month periods ended September 28, 2024 were $744.9 million and $1.360 billion, respectively, and $726.7 million and $1.370 billion during the three-month and six-month periods ended September 30, 2023, respectively.
(c)Includes the Middle East.
(d)Includes Australia and New Zealand.
17.    Additional Financial Information
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
A reconciliation of cash, cash equivalents, and restricted cash as of September 28, 2024 and March 30, 2024 from the consolidated balance sheets to the consolidated statements of cash flows is as follows:

	September 28, 2024	March 30, 2024
	(millions)
Cash and cash equivalents	$1,355.0	$1,662.2
Restricted cash included within prepaid expenses and other current assets	1.4	2.8
Restricted cash included within other non-current assets	5.8	5.6
Total cash, cash equivalents, and restricted cash	$1,362.2	$1,670.6
Restricted cash relates to cash held in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters and real estate leases.
Cash Paid for Interest and Taxes
Cash paid for interest and income taxes is as follows:

	Six Months Ended
	September 28, 2024	September 30, 2023
	(millions)
Cash paid for interest	$21.1	$17.4
Cash paid for income taxes, net of refunds	113.8	92.6

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash Paid for Leases
The following table summarizes certain cash flow information related to the Company's leases:

	Six Months Ended
	September 28, 2024	September 30, 2023
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$176.5	$145.4
Operating cash flows for finance leases	3.9	5.0
Financing cash flows for finance leases	10.8	11.2
Non-cash Transactions
Operating lease ROU assets recorded in connection with the recognition of new lease liabilities were $106.3 million and $84.8 million for the six-month periods ended September 28, 2024 and September 30, 2023, respectively. Finance lease ROU assets recorded in connection with the recognition of new lease liabilities were $0.4 million and $0.5 million for the six-month periods ended September 28, 2024 and September 30, 2023, respectively. Additionally, during the six-month period ended September 30, 2023, $27.1 million of finance lease ROU assets were reclassified and reflected as operating lease ROU assets as a result of certain executed lease amendments.
Non-cash investing activities also included capital expenditures incurred but not yet paid of $26.8 million and $31.5 million for the six-month periods ended September 28, 2024 and September 30, 2023, respectively.
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
•the impact of economic, political, and other conditions on us, our customers, suppliers, vendors, and lenders, including potential business disruptions related to ongoing military conflicts taking place in various parts of the world, most notably the Russia-Ukraine and Israel-Hamas wars, other recent hostilities in the Middle East, and militant attacks on cargo vessels in the Red Sea, civil and political unrest, diplomatic tensions between the U.S. and other countries, high interest rates, and bank failures, among other factors described herein;
•the potential impact to our business resulting from supply chain disruptions, including those caused by capacity constraints, closed factories and/or labor shortages (stemming from pandemic diseases, labor disputes, strikes, or otherwise), scarcity of raw materials, port congestion, and scrutiny or detention of goods produced in certain territories resulting from laws, regulations, or trade restrictions, such as those imposed by the Uyghur Forced Labor Prevention Act ("UFLPA") or the Countering America's Adversaries Through Sanctions Act ("CAATSA"), which could result in shipment approval delays leading to inventory shortages and lost sales, as well as potential shipping delays, inventory shortages, and/or higher freight costs resulting from port strikes, the recent Red Sea crisis, and/or disruptions to major waterways such as the Suez and Panama canals;
•uncertainty surrounding potential impacts of the 2024 U.S. presidential and congressional elections on the economy, including the potential for business disruptions resulting from any subsequent protests, and the potential impact to consumer demand and our business resulting from any significant changes in legislation, policies, and regulations, including, but not limited to, labor, taxation, monetary policies, and trade agreements;
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
In this Form 10-Q, references to "Ralph Lauren," "ourselves," "we," "our," "us," and the "Company" refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2025 will end on March 29, 2025 and will be a 52-week period ("Fiscal 2025"). Fiscal year 2024 ended on March 30, 2024 and was also a 52-week period ("Fiscal 2024"). The second quarter of Fiscal 2025 ended on September 28, 2024 and was a 13-week period. The second quarter of Fiscal 2024 ended on September 30, 2023 and was also a 13-week period.
INTRODUCTION
Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and notes thereto to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:
•Overview.    This section provides a general description of our business, global economic conditions and industry trends, and a summary of our financial performance for the three-month and six-month periods ended September 28, 2024. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.
•Results of operations.    This section provides an analysis of our results of operations for the three-month and six-month periods ended September 28, 2024 as compared to the three-month and six-month periods ended September 30, 2023.
•Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of September 28, 2024, which includes (i) an analysis of our financial condition as compared to the prior fiscal year-end; (ii) an analysis of changes in our cash flows for the six months ended September 28, 2024 as compared to the six months ended September 30, 2023; (iii) an analysis of our liquidity, including the availability under our commercial paper borrowing program and credit facilities, our supplier finance program, outstanding debt and covenant compliance, common stock repurchases, and payments of dividends; and (iv) a description of any material changes in our material cash requirements since March 30, 2024.
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
Our business is typically affected by seasonal trends, with higher levels of retail sales in our second and third fiscal quarters and higher wholesale sales in our second and fourth fiscal quarters. These trends result primarily from the timing of key vacation travel, back-to-school, and holiday shopping periods impacting our retail business and timing of seasonal wholesale shipments. As a result of changes in our business, consumer spending patterns, and the macroeconomic environment, including those resulting from pandemic diseases and other catastrophic events, historical quarterly operating trends and working capital requirements may not be indicative of our future performance. In addition, fluctuations in sales, operating income (loss), and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, our operating results and cash flows for the three-month and six-month periods ended September 28, 2024 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2025.
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
In connection with the preliminary phase of the NGT project, we incurred other charges of $5.7 million and $8.0 million during the three-month and six-month periods ended September 28, 2024, which were recorded within restructuring and other charges, net in the consolidated statements of operations.
Global Economic Conditions and Industry Trends
The global economy and retail industry are impacted by many different factors. Changes in economic conditions, most notably persisting inflationary pressures (including increases in the cost of raw materials, transportation, and salaries & benefits), organized labor disputes, high interest rates, significant foreign currency volatility, bank failures, and concerns of a potential recession, continue to impact consumer discretionary income levels, spending, and sentiment in the U.S. and beyond. In response to such pressures, as well as in an effort to reduce elevated inventory levels, many retailers (particularly in the U.S.) continue to resort to promotional activity in an attempt to offset traffic declines and increase conversion. Furthermore, the department store sector has experienced numerous consolidations, restructurings, reorganizations, bankruptcies, and other ownership changes in recent times, as well as an increase in store closures. The future geopolitical landscape also remains particularly uncertain, with over 60 countries holding national elections during 2024, including the recent U.S. presidential election. Any resulting changes in international trade relations, legislation and regulations (including those related to taxation and importation), or economic and monetary policies, or heightened diplomatic tensions or political and civil unrest, among other potential impacts, could adversely impact the global economy and our operating results.
The global supply chain also continues to be negatively impacted by various factors, including the recent port strikes on the U.S. East and Gulf Coasts and ongoing disruptions in the Red Sea. Although our business has not been significantly impacted by such disruptions, we have experienced some shipping delays impacting the timing of inventory receipts, and the continuation of such disruptions over a prolonged period could result in further inventory receipt delays and/or higher freight costs in the near-term and beyond.
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
We have implemented various strategies globally to help address many of these current challenges and continue to build a foundation for long-term profitable growth centered around strengthening our consumer-facing areas of product, stores, and marketing across channels and driving a more efficient operating model. Our strategy for mitigating inflationary pressures includes numerous levers, including our commitment to driving average unit retail growth, leveraging our diversified supply chain and strong supplier relationships, elevating our product sustainability efforts, and leveraging our in-house quality control to reduce time and cost from the manufacturing process, among other efforts. We have also taken earlier receipts of inventory and strategically utilized faster means of transportation (i.e., air freight) when necessary to maximize full-price selling windows, as well as diverted certain near-term shipments to U.S. West Coast ports to mitigate risk should strikes on the East and Gulf Coasts resume on January 15, 2025. While we remain agile and mindful of the increasingly competitive promotional environment, we plan to continue driving our broader long-term strategy of brand elevation, which includes multiple levers to continue driving average unit retail growth and brand equity.
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
Summary of Financial Performance
Operating Results
During the three months ended September 28, 2024, we reported net revenues of $1.726 billion, net income of $147.9 million, and net income per diluted share of $2.31, as compared to net revenues of $1.633 billion, net income of $146.9 million, and net income per diluted share of $2.19 during the three months ended September 30, 2023. During the six months ended September 28, 2024, we reported net revenues of $3.238 billion, net income of $316.5 million, and net income per diluted share of $4.93, as compared to net revenues of $3.130 billion, net income of $279.0 million, and net income per diluted share of $4.15 during the six months ended September 30, 2023. The comparability of our operating results has been affected by net restructuring-related charges and certain other charges (benefits). We also continue to experience varying degrees of business disruptions resulting from the current macroeconomic environment, including global supply chain disruptions resulting from organized labor disputes, inflationary pressures, ongoing military conflicts taking place in various parts of the world, and foreign currency volatility, among other factors.
Our operating performance for the three-month and six-month periods ended September 28, 2024 as compared to the prior fiscal year periods reflected revenue increases of 5.7% and 3.5%, respectively, on a reported basis and 5.6% and 4.3%, respectively, on a constant currency basis, as defined within "Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition" below. Net revenue growth was led by our direct-to-consumer channels and international businesses.
Our gross profit as a percentage of net revenues increased by 150 basis points to 67.0% during the three months ended September 28, 2024 and by 140 basis points to 68.6% during the six months ended September 28, 2024, as compared to the prior fiscal year periods, primarily driven by favorable product, channel, and geographic mix shifts, lower cotton costs, and average unit retail ("AUR") growth, partially offset by higher other non-freight-related product costs.
Selling, general, and administrative ("SG&A") expenses as a percentage of net revenues during the three months ended September 28, 2024 increased by 60 basis points to 55.5% and by 60 basis points to 55.8% during the six months ended September 28, 2024 as compared to the prior fiscal year periods, largely attributable to geographic and channel mix resulting from growth of our international and retail businesses which typically carry higher operating expense margins, as well as increases across various expense categories, including higher marketing investments due to the planned timing of key campaign events.

Net income increased by $1.0 million to $147.9 million during the three months ended September 28, 2024 as compared to the three months ended September 30, 2023, primarily due to a $14.4 million increase in our operating income and an $8.2 million increase in non-operating income, net, partially offset by a $21.6 million increase in our income tax provision. Net income per diluted share increased by $0.12 to $2.31 per share during the three months ended September 28, 2024 as compared to the three months ended September 30, 2023, primarily driven by lower weighted-average diluted shares outstanding and the higher level of net income. Net income increased by $37.5 million to $316.5 million during the six months ended September 28, 2024 as compared to the six months ended September 30, 2023, primarily due to a $56.5 million increase in our operating income and a $12.1 million increase in our non-operating income, net, partially offset by a $31.1 million increase in our income tax provision. Net income per diluted share increased by $0.78 to $4.93 per share during the six months ended September 28, 2024 as compared to the six months ended September 30, 2023, driven by the higher level of net income and lower weighted-average diluted shares outstanding.
Our operating results during each of the three-month periods ended September 28, 2024 and September 30, 2023, were negatively impacted by net restructuring-related charges and certain other charges (benefits) totaling $18.4 million and $7.2 million, respectively, which had an after-tax effect of reducing net income by $14.2 million, or $0.23 per diluted share, and $5.8 million, or $0.09 per diluted share, respectively. During the six-month periods ended September 28, 2024 and September 30, 2023, our operating results were negatively impacted by net restructuring-related charges and certain other charges (benefits) totaling $25.8 million and $40.9 million, respectively, which had an after-tax effect of reducing net income by $20.2 million, or $0.31 per diluted share, and $31.7 million, or $0.46 per diluted share, respectively. Net income during both the three-month and six-month periods ended September 30, 2023 also reflected an income tax benefit of $11.8 million, or $0.18 and $0.17 per diluted share, respectively, recorded in connection with non-recurring income tax events.
Financial Condition and Liquidity
We ended the second quarter of Fiscal 2025 in a net cash and short-term investments position (calculated as cash and cash equivalents, plus short-term investments, less total debt) of $548.2 million, as compared to $642.7 million as of the end of Fiscal 2024. The decrease in our net cash and short-term investments position was primarily due to our use of cash to support Class A common stock repurchases of $330.2 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to make dividend payments of $98.9 million, and to invest in our business through $75.1 million in capital expenditures, partially offset by our operating cash flows of $374.5 million and the favorable effect of exchange rate changes of $36.8 million primarily related to our cash and cash equivalents.
Net cash provided by operating activities was $374.5 million during the six months ended September 28, 2024, as compared to $343.6 million during the six months ended September 30, 2023. The net increase in cash provided by operating activities was due to an increase in net income before non-cash charges, partially offset by a net unfavorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period.
Our equity decreased to $2.442 billion as of September 28, 2024 compared to $2.450 billion as of March 30, 2024 due to our share repurchase activity and dividends declared during the six months ended September 28, 2024, partially offset by our comprehensive income and the net impact of stock-based compensation arrangements.
Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition
The comparability of our operating results for the three-month and six-month periods ended September 28, 2024 and September 30, 2023 has been affected by certain events, including:
•pretax charges incurred in connection with our restructuring activities, as well as certain other benefits (charges), as summarized below (references to "Notes" are to the notes to the accompanying consolidated financial statements):

	Three Months Ended		Six Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(millions)
Restructuring and other charges, net (see Note 7)	$(18.4)	$(9.3)	$(25.8)	$(44.9)
Non-routine inventory benefits(a)	—	1.8	—	3.6
Non-routine bad debt expense reversals(b)	—	0.3	—	0.4
Total charges, net	$(18.4)	$(7.2)	$(25.8)	$(40.9)

(a)Non-routine inventory benefits are recorded within cost of goods sold in the consolidated statements of operations. The benefits recorded during the three months ended September 30, 2023 primarily related to reversals of amounts previously recognized in connection with delays in U.S. customs shipment reviews and approvals. The benefits recorded during the six months ended September 30, 2023 primarily related to reversals of amounts previously recognized in connection with delays in U.S. customs shipment reviews and approvals (approximately $3 million) and the COVID-19 pandemic (approximately $1 million).
(b)Non-routine bad debt expense reversals are recorded within SG&A expenses in the consolidated statements of operations. The reversals recorded during the three-month and six-month periods ended September 30, 2023 primarily related to charges previously recognized in connection with the Russia-Ukraine war.
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

RESULTS OF OPERATIONS
Three Months Ended September 28, 2024 Compared to Three Months Ended September 30, 2023
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	September 28, 2024	September 30, 2023	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$1,726.0	$1,633.0	$93.0	5.7%
Cost of goods sold	(570.3)	(562.9)	(7.4)	1.3%
Gross profit	1,155.7	1,070.1	85.6	8.0%
Gross profit as % of net revenues	67.0%	65.5%		150 bps
Selling, general, and administrative expenses	(958.4)	(896.3)	(62.1)	6.9%
SG&A expenses as % of net revenues	55.5%	54.9%		60 bps
Restructuring and other charges, net	(18.4)	(9.3)	(9.1)	97.6%
Operating income	178.9	164.5	14.4	8.8%
Operating income as % of net revenues	10.4%	10.1%		30 bps
Interest expense	(11.4)	(10.0)	(1.4)	14.1%
Interest income	17.9	15.8	2.1	13.2%
Other income (expense), net	2.7	(4.8)	7.5	NM
Income before income taxes	188.1	165.5	22.6	13.6%
Income tax provision	(40.2)	(18.6)	(21.6)	116.1%
Effective tax rate(a)	21.4%	11.2%		1,020 bps
Net income	$147.9	$146.9	$1.0	0.6%
Net income per common share:
Basic	$2.36	$2.24	$0.12	5.4%
Diluted	$2.31	$2.19	$0.12	5.5%

(a)Effective tax rate is calculated by dividing the income tax provision by income before income taxes.
NM Not meaningful.
Net Revenues.    Net revenues increased by $93.0 million, or 5.7%, to $1.726 billion during the three months ended September 28, 2024 as compared to the three months ended September 30, 2023, reflecting growth across all of our reportable segments. On a constant currency basis, net revenues increased by $92.2 million, or 5.6%.
The following table summarizes the percentage change in our consolidated comparable store sales for the three months ended September 28, 2024 as compared to the prior fiscal year period:

% Change
Digital commerce	5%
Brick and mortar	11%
Total comparable store sales	10%

Our global average store count decreased by 21 stores and concession shops during the three months ended September 28, 2024 compared with the three months ended September 30, 2023, largely driven by strategic store closures in Asia and North America. The following table details our retail store presence by segment as of the periods presented:

	September 28, 2024	September 30, 2023
Freestanding Stores:
North America	228	236
Europe	104	104
Asia	238	224
Total freestanding stores	570	564

Concession Shops:
North America	1	1
Europe	27	27
Asia	654	682
Total concession shops	682	710
Total stores	1,252	1,274
In addition to our stores, we sell products online in North America, Europe, and Asia through our various digital commerce sites, as well as through our Polo mobile apps in the U.S. We also sell products online through various third-party digital partner commerce sites, primarily in Asia.
Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the comparable prior fiscal year period, are provided below:

	Three Months Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	September 28, 2024	September 30, 2023	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$739.5	$717.8	$21.7	$(0.4)	$22.1	3.0%	3.1%
Europe	565.9	526.8	39.1	5.7	33.4	7.4%	6.3%
Asia	380.2	348.4	31.8	(4.5)	36.3	9.1%	10.4%
Other non-reportable segments	40.4	40.0	0.4	—	0.4	0.9%	0.9%
Total net revenues	$1,726.0	$1,633.0	$93.0	$0.8	$92.2	5.7%	5.6%
North America net revenues — Net revenues increased by $21.7 million, or 3.0%, during the three months ended September 28, 2024 as compared to the three months ended September 30, 2023. On a constant currency basis, net revenues increased by $22.1 million, or 3.1%.
The $21.7 million increase in North America net revenues was driven by:
•a $29.5 million increase related to our North America retail business. On a constant currency basis, net revenues increased by $29.8 million, reflecting increases of $25.4 million in comparable store sales and $4.4 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our North America retail business:

% Change
Digital commerce	(2%)
Brick and mortar	9%
Total comparable store sales	6%

This increase was partially offset by a $7.8 million decline related to our North America wholesale business primarily driven by planned reductions in excess product sales within the off-price wholesale channel.
Europe net revenues — Net revenues increased by $39.1 million, or 7.4%, during the three months ended September 28, 2024 as compared to the three months ended September 30, 2023. On a constant currency basis, net revenues increased by $33.4 million, or 6.3%.
The $39.1 million increase in Europe net revenues was driven by:
•a $34.5 million increase related to our Europe retail business, inclusive of favorable foreign currency effects of $2.6 million. On a constant currency basis, net revenues increased by $31.9 million, primarily driven by an increase of $32.0 million in comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Europe retail business:

% Change
Digital commerce	14%
Brick and mortar	15%
Total comparable store sales	15%
•a $4.6 million increase related to our Europe wholesale business largely driven by favorable foreign currency effects of $3.1 million and stronger re-order trends more than offsetting a timing shift of inventory receipts into the second half of the fiscal year.
Asia net revenues — Net revenues increased by $31.8 million, or 9.1%, during the three months ended September 28, 2024 as compared to the three months ended September 30, 2023. On a constant currency basis, net revenues increased by $36.3 million, or 10.4%.
The $31.8 million increase in Asia net revenues was driven by:
•a $38.1 million increase related to our Asia retail business, inclusive of unfavorable foreign currency effects of $4.2 million. On a constant currency basis, net revenues increased by $42.3 million, reflecting increases of $29.4 million in comparable store sales and $12.9 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Asia retail business:

% Change
Digital commerce	19%
Brick and mortar	10%
Total comparable store sales	11%
This increase was partially offset by a $6.3 million decline related to our Asia wholesale business, inclusive of unfavorable foreign currency effects of $0.3 million.
Gross Profit.    Gross profit increased by $85.6 million, or 8.0%, to $1.156 billion for the three months ended September 28, 2024, including unfavorable foreign currency effects of $2.3 million. Gross profit as a percentage of net revenues increased to 67.0% for the three months ended September 28, 2024 from 65.5% for the three months ended September 30, 2023. The 150 basis point increase was primarily driven by favorable product, channel, and geographic mix shifts, lower cotton costs, and AUR growth, partially offset by higher other non-freight-related product costs.
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

Selling, General, and Administrative Expenses.    SG&A expenses include costs relating to compensation and benefits, marketing and advertising, rent and occupancy, distribution, information technology, legal, depreciation and amortization, bad debt, and other selling and administrative costs. SG&A expenses increased by $62.1 million, or 6.9%, to $958.4 million for the three months ended September 28, 2024, including unfavorable foreign currency effects of $1.5 million. SG&A expenses as a percentage of net revenues increased to 55.5% for the three months ended September 28, 2024 from 54.9% for the three months ended September 30, 2023. The 60 basis point increase was largely attributable to geographic and channel mix resulting from growth of our international and retail businesses which typically carry higher operating expense margins, as well as increases across various expense categories, including higher marketing investments due to the planned timing of key campaign events.
The $62.1 million increase in SG&A expenses was driven by:

Three Months Ended September 28, 2024 Compared to Three Months Ended September 30, 2023
(millions)
SG&A expense category:
Compensation-related expenses	$26.2
Marketing and advertising expenses	17.6
Rent and occupancy expenses	8.9
Non-income-related taxes	8.9
Other	0.5
Total increase in SG&A expenses	$62.1
Restructuring and Other Charges, Net. During the three-month periods ended September 28, 2024 and September 30, 2023, we recorded restructuring charges of $9.0 million and $6.8 million, respectively, as well as other charges of $4.1 million and $4.5 million, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired. In addition, during the three months ended September 28, 2024, we recorded other charges of $5.7 million in connection with our Next Generation Transformation project (refer to "Recent Developments" for additional discussion) and other income of $0.4 million and $2.0 million during the three-month periods ended September 28, 2024 and September 30, 2023, respectively, related to consideration received from Regent, L.P. in connection with our previously sold Club Monaco business. See Note 7 to the accompanying consolidated financial statements.
Operating Income.    Operating income increased by $14.4 million, or 8.8%, to $178.9 million for the three months ended September 28, 2024, reflecting unfavorable foreign currency effects of $3.8 million. Our operating results during the three-month periods ended September 28, 2024 and September 30, 2023 were negatively impacted by net restructuring-related charges and certain other charges (benefits) totaling $18.4 million and $7.2 million, respectively. Operating income as a percentage of net revenues was 10.4% for the three months ended September 28, 2024, reflecting a 30 basis point increase from the prior fiscal year period. The increase in operating income as a percentage of net revenues was primarily driven by the increase in our gross margin, partially offset by the increase in SG&A expenses as a percentage of net revenues, as well as higher net restructuring-related charges and certain other charges (benefits) recorded during the three months ended September 28, 2024 as compared to the prior fiscal year period, all as previously discussed.

Operating income and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the comparable prior fiscal year period, are provided below:

	Three Months Ended
	September 28, 2024		September 30, 2023
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$121.9	16.5%	$110.2	15.4%	$11.7	110 bps
Europe	145.9	25.8%	132.4	25.1%	13.5	70 bps
Asia	86.3	22.7%	68.4	19.6%	17.9	310 bps
Other non-reportable segments	33.5	82.9%	34.1	85.2%	(0.6)	(230 bps)
	387.6		345.1		42.5
Unallocated corporate expenses	(190.3)		(171.3)		(19.0)
Unallocated restructuring and other charges, net	(18.4)		(9.3)		(9.1)
Total operating income	$178.9	10.4%	$164.5	10.1%	$14.4	30 bps
North America operating margin improved by 110 basis points, primarily due to the net favorable impact of approximately 170 basis points driven by an increase in gross margin and a decrease in SG&A expenses as a percentage of net revenues. This overall improvement in operating margin was partially offset by the unfavorable impact of approximately 30 basis points attributable to channel mix and the unfavorable impact of 30 basis points attributable to the absence of non-routine inventory benefits during the three months ended September 28, 2024 as compared to those recorded during the prior fiscal year period.
Europe operating margin improved by 70 basis points, primarily due to the net favorable impact of approximately 130 basis points driven by an increase in gross margin and a decrease in SG&A expenses as a percentage of net revenues. This overall improvement in operating margin was partially offset by the unfavorable impact of 40 basis points attributable to channel mix, as well as unfavorable foreign currency effects of 20 basis points.
Asia operating margin improved by 310 basis points, primarily due to the net favorable impact of approximately 440 basis points driven by a decline in SG&A expenses as a percentage of net revenues and an increase in gross margin. This overall improvement in operating margin was partially offset by unfavorable foreign currency effects of 80 basis points and the unfavorable impact of approximately 50 basis points attributable to channel mix.
Unallocated corporate expenses increased by $19.0 million to $190.3 million during the three months ended September 28, 2024. The increase in unallocated corporate expenses was due to higher compensation-related expenses of $11.0 million, higher non-income taxes of $9.0 million, and higher marketing and advertising expenses of $7.9 million, partially offset by lower rent and occupancy expenses of $5.2 million and lower other expenses of $3.7 million.
Unallocated restructuring and other charges, net increased by $9.1 million to $18.4 million during the three months ended September 28, 2024, as previously discussed above and in Note 7 to the accompanying consolidated financial statements.
Non-operating Income (Expense), Net. Non-operating income (expense), net is comprised of interest expense, interest income, and other income (expense), net, which includes foreign currency gains (losses), equity in income (losses) from our equity-method investees, and other non-operating expenses. During the three months ended September 28, 2024, we reported non-operating income, net, of $9.2 million as compared to $1.0 million during the three months ended September 30, 2023. The $8.2 million increase in non-operating income, net was mainly due to a $7.5 million increase in other income (expense), net primarily driven by higher net foreign currency gains during the three months ended September 28, 2024 as compared to the prior fiscal year period.

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
The income tax provision and effective tax rate for the three months ended September 28, 2024 were $40.2 million and 21.4%, respectively, as compared to $18.6 million and 11.2%, respectively, for the three months ended September 30, 2023. The $21.6 million increase in our income tax provision was primarily driven by the absence of a one-time tax benefit of $11.8 million recorded during the second quarter of Fiscal 2024 in connection with Swiss tax reform and the European Union's anti-tax avoidance directive, which lowered our prior fiscal year period effective tax rate by 710 basis points, as well as an increase in our pretax income. The increase in our effective tax rate was also due to the absence of a prior year deferred tax benefit recognized as a result of tax rate changes enacted in the prior year period. See Note 8 to the accompanying consolidated financial statements.
Net Income.    Net income increased to $147.9 million for the three months ended September 28, 2024, from $146.9 million for the three months ended September 30, 2023. The $1.0 million increase in net income was due to the increases in our operating income and non-operating income, net, partially offset by an increase in our income tax provision, all as previously discussed. Our operating results during the three-month periods ended September 28, 2024 and September 30, 2023 were negatively impacted by net restructuring-related charges and certain other charges (benefits) of $18.4 million and $7.2 million, respectively, which had an after-tax effect of reducing net income by $14.2 million and $5.8 million, respectively. Net income during the three months ended September 30, 2023 also reflected an income tax benefit of $11.8 million recorded in connection with Swiss tax reform and the European Union's anti-tax avoidance directive, as previously discussed.
Net Income per Diluted Share.    Net income per diluted share increased to $2.31 for the three months ended September 28, 2024, from $2.19 for the three months ended September 30, 2023. The $0.12 per share increase was primarily driven by lower weighted-average diluted shares outstanding during the three months ended September 28, 2024 driven by our share repurchases during the last twelve months, and the higher level of net income, as previously discussed. Net income per diluted share for the three-month periods ended September 28, 2024 and September 30, 2023 were also negatively impacted by $0.23 per share and $0.09 per share, respectively, attributable to net restructuring-related charges and certain other charges (benefits), as previously discussed. Net income per diluted share during the three months ended September 30, 2023 was also favorably impacted by $0.18 due to an income tax benefit recorded in connection with Swiss tax reform and the European Union's anti-tax avoidance directive, as previously discussed.

Six Months Ended September 28, 2024 Compared to Six Months Ended September 30, 2023
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Six Months Ended
	September 28, 2024	September 30, 2023	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$3,238.2	$3,129.5	$108.7	3.5%
Cost of goods sold	(1,016.7)	(1,027.4)	10.7	(1.0%)
Gross profit	2,221.5	2,102.1	119.4	5.7%
Gross profit as % of net revenues	68.6%	67.2%		140 bps
Selling, general, and administrative expenses	(1,808.3)	(1,726.3)	(82.0)	4.7%
SG&A expenses as % of net revenues	55.8%	55.2%		60 bps
Restructuring and other charges, net	(25.8)	(44.9)	19.1	(42.5%)
Operating income	387.4	330.9	56.5	17.1%
Operating income as % of net revenues	12.0%	10.6%		140 bps
Interest expense	(22.3)	(20.0)	(2.3)	11.6%
Interest income	38.0	31.5	6.5	20.6%
Other income (expense), net	1.6	(6.3)	7.9	NM
Income before income taxes	404.7	336.1	68.6	20.4%
Income tax provision	(88.2)	(57.1)	(31.1)	54.4%
Effective tax rate(a)	21.8%	17.0%		480 bps
Net income	$316.5	$279.0	$37.5	13.4%
Net income per common share:
Basic	$5.03	$4.24	$0.79	18.6%
Diluted	$4.93	$4.15	$0.78	18.8%

(a)Effective tax rate is calculated by dividing the income tax provision by income before income taxes.
NM Not meaningful.
Net Revenues.    Net revenues increased by $108.7 million, or 3.5%, to $3.238 billion during the six months ended September 28, 2024 as compared to the six months ended September 30, 2023, driven by our direct-to-consumer channels and international businesses, partially offset by unfavorable foreign currency effects of $25.3 million. On a constant currency basis, net revenues increased by $134.0 million, or 4.3%.
The following table summarizes the percentage change in our consolidated comparable store sales for the six months ended September 28, 2024 as compared to the prior fiscal year period:

% Change
Digital commerce	5%
Brick and mortar	8%
Total comparable store sales	7%
Our global average store count decreased by 18 stores and concession shops during the six months ended September 28, 2024 compared with the six months ended September 30, 2023, largely driven by strategic store closures in North America and Asia.

Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the comparable prior fiscal year period, are provided below:

	Six Months Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	September 28, 2024	September 30, 2023	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$1,347.7	$1,349.5	$(1.8)	$(0.9)	$(0.9)	(0.1%)	(0.1%)
Europe	1,045.0	977.3	67.7	2.0	65.7	6.9%	6.7%
Asia	771.1	725.9	45.2	(26.4)	71.6	6.2%	9.9%
Other non-reportable segments	74.4	76.8	(2.4)	—	(2.4)	(3.1%)	(3.1%)
Total net revenues	$3,238.2	$3,129.5	$108.7	$(25.3)	$134.0	3.5%	4.3%
North America net revenues — Net revenues decreased by $1.8 million, or 0.1%, during the six months ended September 28, 2024 as compared to the six months ended September 30, 2023. On a constant currency basis, net revenues decreased by $0.9 million, or 0.1%.
The $1.8 million decline in North America net revenues was driven by:
•a $37.0 million decline related to our North America wholesale business primarily driven by planned reductions in excess product sales within the off-price wholesale channel.
This decline was partially offset by:
•a $35.2 million increase related to our North America retail business. On a constant currency basis, net revenues increased by $35.9 million, reflecting increases of $29.8 million in comparable store sales and $6.1 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our North America retail business:

% Change
Digital commerce	(3%)
Brick and mortar	6%
Total comparable store sales	4%
Europe net revenues — Net revenues increased by $67.7 million, or 6.9%, during the six months ended September 28, 2024 as compared to the six months ended September 30, 2023. On a constant currency basis, net revenues increased by $65.7 million, or 6.7%.
The $67.7 million increase in Europe net revenues was driven by:
•a $52.9 million increase related to our Europe retail business, inclusive of favorable foreign currency effects of $0.6 million. On a constant currency basis, net revenues increased by $52.3 million, reflecting increases of $50.3 million in comparable store sales and $2.0 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Europe retail business:

% Change
Digital commerce	14%
Brick and mortar	11%
Total comparable store sales	12%
•a $14.8 million increase related to our Europe wholesale business largely driven by stronger re-order trends and favorable foreign currency effects of $1.4 million more than offsetting the negative impacts from timing of inventory receipt shifts.

Asia net revenues — Net revenues increased by $45.2 million, or 6.2%, during the six months ended September 28, 2024 as compared to the six months ended September 30, 2023. On a constant currency basis, net revenues increased by $71.6 million, or 9.9%.
The $45.2 million increase in Asia net revenues was driven by:
•a $56.8 million increase related to our Asia retail business, inclusive of unfavorable foreign currency effects of $24.9 million. On a constant currency basis, net revenues increased by $81.7 million, reflecting increases of $55.4 million in comparable store sales and $26.3 million in non-comparable store sales. The following table summarizes the percentage change in comparable store sales related to our Asia retail business:

% Change
Digital commerce	20%
Brick and mortar	9%
Total comparable store sales	10%
This increase was partially offset by an $11.6 million decline related to our Asia wholesale business, reflecting decreases most notably in South Korea and Japan, inclusive of unfavorable foreign currency effects of $1.5 million.
Gross Profit.    Gross profit increased by $119.4 million, or 5.7%, to $2.222 billion for the six months ended September 28, 2024, including unfavorable foreign currency effects of $27.1 million. Gross profit as a percentage of net revenues increased to 68.6% for the six months ended September 28, 2024 from 67.2% for the six months ended September 30, 2023. The 140 basis point increase was primarily driven by favorable product, channel, and geographic mix shifts, lower cotton costs, and AUR growth, partially offset by higher other non-freight-related product costs and unfavorable foreign currency effects.
Selling, General, and Administrative Expenses.    SG&A expenses increased by $82.0 million, or 4.7%, to $1.808 billion for the six months ended September 28, 2024, including favorable foreign currency effects of $12.3 million. SG&A expenses as a percentage of net revenues increased to 55.8% for the six months ended September 28, 2024 from 55.2% for the six months ended September 30, 2023. The 60 basis point increase was largely attributable to geographic and channel mix resulting from growth of our international and retail businesses which typically carry higher operating expense margins, as well as increases across various expense categories, including higher marketing investments due to the planned timing of key campaign events.
The $82.0 million increase in SG&A expenses was driven by:

Six Months Ended September 28, 2024 Compared to Six Months Ended September 30, 2023
(millions)
SG&A expense category:
Marketing and advertising expenses	$34.0
Compensation-related expenses	25.3
Non-income-related taxes	12.1
Rent and occupancy expenses	8.0
Other	2.6
Total increase in SG&A expenses	$82.0
Restructuring and Other Charges, Net. During the six-month periods ended September 28, 2024 and September 30, 2023, we recorded net restructuring charges of $12.3 million and $37.3 million, respectively, primarily consisting of severance and benefits costs, as well as other charges of $6.9 million and $9.6 million, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations in connection with our restructuring activities for which the related lease agreements have not yet expired. In addition, during the six months ended September 28, 2024, we recorded other charges of $8.0 million in connection with our Next Generation Transformation project (refer to "Recent Developments" for additional discussion) and recorded other income of $1.4 million and $2.0 million during the six-month periods ended September 28, 2024 and September 30, 2023, respectively, related to consideration received from Regent, L.P. in connection with our previously sold Club Monaco business. See Note 7 to the accompanying consolidated financial statements.
Operating Income.   Operating income increased by $56.5 million, or 17.1%, to $387.4 million for the six months ended September 28, 2024, reflecting unfavorable foreign currency effects of $14.8 million. Our operating results during the six-month periods ended September 28, 2024 and September 30, 2023 were negatively impacted by net restructuring-related charges and certain other charges (benefits) totaling $25.8 million and $40.9 million, respectively. Operating income as a percentage of net revenues was 12.0% for the six months ended September 28, 2024, reflecting a 140 basis point increase from the prior fiscal year period. The increase in operating income as a percentage of net revenues was primarily driven by the increase in our gross margin, as well as lower net restructuring-related charges and certain other charges (benefits) recorded during the six months ended September 28, 2024 as compared to the prior fiscal year period, partially offset by the increase in SG&A expenses as a percentage of net revenues, all as previously discussed.
Operating income and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the comparable prior fiscal year period, are provided below:

	Six Months Ended
	September 28, 2024		September 30, 2023
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$241.7	17.9%	$235.5	17.4%	$6.2	50 bps
Europe	266.5	25.5%	229.6	23.5%	36.9	200 bps
Asia	193.5	25.1%	161.7	22.3%	31.8	280 bps
Other non-reportable segments	63.1	84.8%	67.9	88.4%	(4.8)	(360 bps)
	764.8		694.7		70.1
Unallocated corporate expenses	(351.6)		(318.9)		(32.7)
Unallocated restructuring and other charges, net	(25.8)		(44.9)		19.1
Total operating income	$387.4	12.0%	$330.9	10.6%	$56.5	140 bps
North America operating margin improved by 50 basis points, primarily due to the net favorable impact of approximately 100 basis points driven by an increase in gross margin. This overall improvement in operating margin was partially offset by the unfavorable impact of approximately 30 basis points attributable to channel mix and the unfavorable impact of 20 basis points attributable to the absence of non-routine inventory benefits during the six months ended September 28, 2024 as compared to those recorded during the prior fiscal year period.
Europe operating margin improved by 200 basis points, primarily due to the net favorable impact of approximately 260 basis points driven by an increase in gross margin and a decrease in SG&A expenses as a percentage of net revenues. This overall improvement in operating margin was partially offset by unfavorable foreign currency effects of 40 basis points, as well as the unfavorable impact of 20 basis points attributable to channel mix.
Asia operating margin improved by 280 basis points, primarily due to the net favorable impact of approximately 370 basis points largely driven by a decline in SG&A expenses as a percentage of net revenues and an increase in gross margin. This overall improvement in operating margin was partially offset by unfavorable foreign currency effects of 50 basis points and the unfavorable impact of approximately 40 basis points attributable to channel mix.
Unallocated corporate expenses increased by $32.7 million to $351.6 million during the six months ended September 28, 2024. The increase in unallocated corporate expenses was due to higher marketing and advertising expenses of $15.8 million, higher non-income taxes of $12.1 million, higher compensation-related expenses of $9.0 million, and higher other expenses of $7.1 million, partially offset by lower rent and occupancy expenses of $11.3 million.
Unallocated restructuring and other charges, net decreased by $19.1 million to $25.8 million during the six months ended September 28, 2024, as previously discussed above and in Note 7 to the accompanying consolidated financial statements.

Non-operating Income (Expense), Net. During the six months ended September 28, 2024, we reported non-operating income, net of $17.3 million as compared to $5.2 million during the six months ended September 30, 2023. The $12.1 million increase in non-operating income, net was mainly driven by:
•a $7.9 million increase in other income (expense), net primarily driven by higher net foreign currency gains during the six months ended September 28, 2024 as compared to the prior fiscal year period; and
•a $6.5 million increase in interest income driven by the higher average on-hand cash, cash equivalents, and short-term investments balance during the current fiscal year period as compared to the prior fiscal year period and higher interest rates in financial markets.
Income Tax Provision.    The income tax provision and effective tax rate for the six months ended September 28, 2024 were $88.2 million and 21.8%, respectively, compared to $57.1 million and 17.0%, respectively, for the six months ended September 30, 2023. The $31.1 million increase in our income tax provision was primarily driven by the absence of a one-time tax benefit of $11.8 million recorded during the second quarter of Fiscal 2024 in connection with Swiss tax reform and the European Union's anti-tax avoidance directive, which lowered our prior fiscal year period effective tax rate by 350 basis points, as well as an increase in our pretax income. The increase in our effective tax rate was also due to the absence of a prior year deferred tax benefit recognized as a result of tax rate changes enacted in the prior year period. See Note 8 to the accompanying consolidated financial statements.
Net Income.    Net income increased to $316.5 million for the six months ended September 28, 2024, from $279.0 million for the six months ended September 30, 2023. The $37.5 million increase in net income was primarily due to the increases in our operating income and non-operating income, net, partially offset by an increase in our income tax provision, all as previously discussed. Our operating results during the six-month periods ended September 28, 2024 and September 30, 2023 were negatively impacted by net restructuring-related charges and certain other charges (benefits) totaling $25.8 million and $40.9 million, respectively, which had an after-tax effect of reducing net income by $20.2 million and $31.7 million, respectively. Net income during the six months ended September 30, 2023 also reflected an income tax benefit of $11.8 million recorded in connection with Swiss tax reform and the European Union's anti-tax avoidance directive, as previously discussed.
Net Income per Diluted Share.    Net income per diluted share increased to $4.93 for the six months ended September 28, 2024, from $4.15 for the six months ended September 30, 2023. The $0.78 per share increase was primarily driven by the higher level of net income, as previously discussed, and lower weighted-average diluted shares outstanding during the six months ended September 28, 2024 driven by our share repurchases during the last twelve months. Net income per diluted share for the six-month periods ended September 28, 2024 and September 30, 2023 were also negatively impacted by $0.31 per share and $0.46 per share, respectively, attributable to net restructuring-related charges and certain other charges (benefits), as previously discussed. Net income per diluted share during the six months ended September 30, 2023 was also favorably impacted by $0.17 due to an income tax benefit recorded in connection with Swiss tax reform and the European Union's anti-tax avoidance directive, as previously discussed.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of September 28, 2024 and March 30, 2024:

	September 28, 2024	March 30, 2024	$ Change
	(millions)
Cash and cash equivalents	$1,355.0	$1,662.2	$(307.2)
Short-term investments	334.7	121.0	213.7
Current portion of long-term debt(a)	(399.3)	—	(399.3)
Long-term debt(a)	(742.2)	(1,140.5)	398.3
Net cash and short-term investments	$548.2	$642.7	$(94.5)
Equity	$2,442.3	$2,450.3	$(8.0)

(a)See Note 9 to the accompanying consolidated financial statements for discussion of the carrying values of our debt.
The decrease in our net cash and short-term investments position at September 28, 2024 as compared to March 30, 2024 was primarily due to our use of cash to support Class A common stock repurchases of $330.2 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to make dividend payments of $98.9 million, and to invest in our business through $75.1 million in capital expenditures, partially offset by our operating cash flows of $374.5 million and the favorable effect of exchange rate changes of $36.8 million primarily related to our cash and cash equivalents.
The decrease in our equity was attributable to our share repurchase activity and dividends declared during the six months ended September 28, 2024, partially offset by our comprehensive income and the net impact of stock-based compensation arrangements.
Cash Flows
The following table details our cash flows for the six-month periods ended September 28, 2024 and September 30, 2023:

	Six Months Ended
	September 28, 2024	September 30, 2023	$ Change
	(millions)
Net cash provided by operating activities	$374.5	$343.6	$30.9
Net cash used in investing activities	(279.8)	(132.9)	(146.9)
Net cash used in financing activities	(439.9)	(335.1)	(104.8)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	36.8	(23.9)	60.7
Net decrease in cash, cash equivalents, and restricted cash	$(308.4)	$(148.3)	$(160.1)
Net Cash Provided by Operating Activities.    Net cash provided by operating activities was $374.5 million during the six months ended September 28, 2024, as compared to $343.6 million during the six months ended September 30, 2023. The $30.9 million net increase in cash provided by operating activities was due to an increase in net income before non-cash charges, partially offset by a net unfavorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period.
The net unfavorable change related to our operating assets and liabilities, including our working capital, was primarily driven by:
•an unfavorable change in inventory driven by higher in-transit inventory, as well as higher product and freight costs; and

•an unfavorable change related to our accounts receivable, largely driven by a decline in wholesale net revenues and timing of cash receipts.
These decreases related to our operating assets and liabilities were partially offset by:
•a favorable change in our accounts payable driven by the timing of cash payments, as well as a net favorable change in accrued liabilities largely driven by the timing of accrued inventory and accrued marketing and advertising projects, partially offset by our restructuring reserve due to a decrease in restructuring charges recorded during the current fiscal year period as compared to the prior fiscal year period.
Net Cash Used in Investing Activities.    Net cash used in investing activities was $279.8 million during the six months ended September 28, 2024, as compared to $132.9 million during the six months ended September 30, 2023. The $146.9 million net increase in cash used in investing activities was primarily driven by:
•a $155.2 million increase in purchases of investments, less proceeds from sales and maturities of investments. During the six months ended September 28, 2024, we made net investment purchases of $205.7 million, as compared to $50.5 million during the six months ended September 30, 2023.
This increase in cash used in investing activities was partially offset by:
•a $7.3 million decrease in capital expenditures. During the six months ended September 28, 2024, we spent $75.1 million on capital expenditures, as compared to $82.4 million during the six months ended September 30, 2023. Our capital expenditures during the six months ended September 28, 2024 primarily related to store openings and renovations, as well as enhancements to our information technology systems.
Over the course of Fiscal 2025, we expect to spend approximately $250 million to $300 million on capital expenditures primarily related to store opening and renovations, as well as enhancements to our information technology systems and corporate office renovations.
Net Cash Used in Financing Activities.    Net cash used in financing activities was $439.9 million during the six months ended September 28, 2024, as compared to $335.1 million during the six months ended September 30, 2023. The $104.8 million net increase in cash used in financing activities was primarily driven by:
•a $104.5 million increase in cash used to repurchase shares of our Class A common stock. During the six months ended September 28, 2024, we used $274.7 million to repurchase shares of our Class A common stock pursuant to our common stock repurchase program, and an additional $55.5 million in shares of our Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our long-term stock incentive plans. On a comparative basis, during the six months ended September 30, 2023, we used $175.0 million to repurchase shares of our Class A common stock pursuant to our common stock repurchase program, and an additional $50.7 million in shares of our Class A common stock were surrendered or withheld for taxes.
Sources of Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, our available cash and cash equivalents and short-term investments, availability under our credit and overdraft facilities and commercial paper program, and other available financing options.
During the six months ended September 28, 2024, we generated $374.5 million of net cash flows from our operations. As of September 28, 2024, we had $1.690 billion in cash, cash equivalents, and short-term investments, of which $1.359 billion were held by our subsidiaries domiciled outside the U.S. We are not dependent on foreign cash to fund our domestic operations. Undistributed foreign earnings generated on or before December 31, 2017 that were subject to the one-time mandatory transition tax in connection with U.S. tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA") are not considered to be permanently reinvested and may be repatriated to the U.S. in the future with minimal or no additional U.S. taxation. We intend to permanently reinvest undistributed foreign earnings generated after December 31, 2017 that were not subject to the one-time mandatory transition tax. However, if our plans change and we choose to repatriate post-2017 earnings to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.

The following table presents the total availability, borrowings outstanding, and remaining availability under our credit and overdraft facilities and Commercial Paper Program as of September 28, 2024:

	September 28, 2024
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
(c)Represents outstanding letters of credit for which we were contingently liable under the Global Credit Facility as of September 28, 2024.
We believe that the Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of September 28, 2024, there were seven financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 20%. In accordance with the terms of the agreement, we have the ability to expand our borrowing availability under the Global Credit Facility to $1.500 billion through the full term of the facility, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments.
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
Supplier Finance Program
We support a voluntary supplier finance program which provides certain of our inventory suppliers the opportunity, at their sole discretion, to sell their receivables due from us (which are generally due within 90 days) to a participating financial institution in exchange for receipt of a discounted payment amount made earlier than the payment term stipulated between us and the supplier. Our vendor payment terms and amounts due are not impacted by a supplier's decision to participate in the program. We have not pledged any assets and do not provide guarantees under the supplier finance program. Our payment obligations outstanding under our supplier finance program were $215.5 million and $129.2 million as of September 28, 2024 and March 30, 2024, respectively, and were recorded within accounts payable in the consolidated balance sheets.

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
The Global Credit Facility contains a number of covenants, as described in Note 9 to the accompanying consolidated financial statements. As of September 28, 2024, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility. The Pan-Asia Borrowing Facilities do not contain any financial covenants.
See Note 9 to the accompanying consolidated financial statements and Note 11 of the Fiscal 2024 10-K for additional information relating to our debt and covenant compliance.
Common Stock Repurchase Program
On February 2, 2022, our Board of Directors approved an expansion of our existing common stock repurchase program that allowed us to repurchase up to an additional $1.500 billion of our Class A common stock, excluding related excise taxes. As of September 28, 2024, the remaining availability under our Class A common stock repurchase program was approximately $502 million. Repurchases of shares of our Class A common stock are subject to overall business and market conditions.
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
Given our use of derivative instruments, we are exposed to the risk that the counterparties to such contracts will fail to meet their contractual obligations. To mitigate such counterparty credit risk, it is our policy to only enter into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. Our established policies and procedures for mitigating credit risk include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties, when possible, to further mitigate credit risk. As a result of the above considerations, we do not believe that we are exposed to undue concentration of counterparty risk with respect to our derivative contracts as of September 28, 2024. However, we do have in aggregate $15.1 million of derivative instruments in net asset positions held across three creditworthy financial institutions.
Foreign Currency Risk Management
We manage our exposure to changes in foreign currency exchange rates using forward foreign currency exchange and cross-currency swap contracts. Refer to Note 11 to the accompanying consolidated financial statements for a summary of the notional amounts and fair values of our outstanding forward foreign currency exchange and cross-currency swap contracts, as well as the impact on earnings and other comprehensive income of such instruments as of September 28, 2024.
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
Investment Risk Management
As of September 28, 2024, we had cash and cash equivalents on-hand of $1.355 billion, consisting of deposits in interest bearing accounts, investments in money market deposit accounts, and investments in time deposits with original maturities of 90 days or less. Our other significant investments included $334.7 million of short-term investments, consisting of investments in time deposits with original maturities greater than 90 days.
We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed in Note 3 to the accompanying consolidated financial statements. Our investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in our investment policy. See Note 11 to the accompanying consolidated financial statements for further detail of the composition of our investment portfolio as of September 28, 2024.
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
Goodwill Impairment Assessment
We performed our annual goodwill assessment using a qualitative approach as of the beginning of the second quarter of Fiscal 2025. In performing the assessment, we identified and considered the significance of relevant key factors, events, and circumstances that affected the fair values and/or carrying amounts of our reporting units with allocated goodwill. These factors included external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as the Company's actual and expected financial performance. Additionally, we also considered the results of our most recent quantitative goodwill impairment test, which was performed as of the beginning of the second quarter of Fiscal 2024, the results of which indicated that the fair values of these reporting units significantly exceeded their respective carrying values. Based on the results of the qualitative impairment assessment, we concluded that it is not more likely than not that the fair values of our reporting units are less than their respective carrying values and there were no reporting units at risk of impairment.
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
We carried out an evaluation based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our principal executive and principal financial officers have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of September 28, 2024.
There has been no change in the Company's internal control over financial reporting during the fiscal quarter ended September 28, 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
No shares of the Company's Class B common stock were converted into Class A common stock during the three months ended September 28, 2024.
(b)     Not Applicable
(c)Stock Repurchases
The following table sets forth the repurchases of shares of the Company's Class A common stock during the three months ended September 28, 2024:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(a)
					(millions)
June 30, 2024 to July 27, 2024	433,308		$170.07	433,308	$527
July 28, 2024 to August 24, 2024	288,464	(b)	163.25	106,223	510
August 25, 2024 to September 28, 2024	47,469	(c)	172.27	46,229	502
	769,241			585,760

(a)Repurchases of shares of the Company's Class A common stock are subject to overall business and market conditions.
(b)Includes 182,241 shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.
(c)Includes 1,240 shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.

Item 5.    Other Information.
During the three months ended September 28, 2024, none of our directors or officers (as defined in Item 408 of Regulation S-K of the Securities Exchange Act) adopted or terminated "Rule 10b5-1 trading arrangements" (as defined in Item 408 of Regulation S-K of the Exchange Act) other than Patrice Louvet, President and Chief Executive Officer, who adopted a new Rule 10b5-1 trading arrangement on September 11, 2024. Mr. Louvet's trading arrangement provides for the sale of up to an aggregate of 24,000 shares of Class A common stock until March 12, 2025.
There were no "non-Rule 10b5-1 trading arrangements" (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted or terminated during the three months ended September 28, 2024 by our directors and officers.
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

Date: November 7, 2024

