Form 10-Q
period 2024-12-28
RALPH LAUREN CORP
filed 2025-02-06
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At January 31, 2025, 39,882,939 shares of the registrant's Class A common stock, $.01 par value, and 21,881,276 shares of the registrant's Class B common stock, $.01 par value, were outstanding.

RALPH LAUREN CORPORATION

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 28, 2024	March 30, 2024
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,940.2	$1,662.2
Short-term investments	203.0	121.0
Accounts receivable, net of allowances of $172.6 million and $175.3 million	435.2	446.5
Inventories	998.6	902.2
Income tax receivable	48.8	56.0
Prepaid expenses and other current assets	274.5	171.9
Total current assets	3,900.3	3,359.8
Property and equipment, net	825.2	850.4
Operating lease right-of-use assets	1,024.1	1,014.6
Deferred tax assets	298.4	288.3
Goodwill	876.2	888.1
Intangible assets, net	66.0	75.7
Other non-current assets	90.7	125.7
Total assets	$7,080.9	$6,602.6
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$399.5	$—
Accounts payable	489.5	332.2
Current income tax payable	110.3	79.8
Current operating lease liabilities	226.4	245.5
Accrued expenses and other current liabilities	996.1	809.7
Total current liabilities	2,221.8	1,467.2
Long-term debt	742.6	1,140.5
Long-term finance lease liabilities	239.1	256.1
Long-term operating lease liabilities	1,057.0	1,014.0
Non-current income tax payable	—	42.2
Non-current liability for unrecognized tax benefits	170.6	118.7
Other non-current liabilities	110.6	113.6
Commitments and contingencies (Note 12)
Total liabilities	4,541.7	4,152.3
Equity:
Class A common stock, par value $.01 per share; 112.5 million and 111.7 million shares issued; 39.9 million and 41.4 million shares outstanding	1.1	1.1
Class B common stock, par value $.01 per share; 21.9 million shares issued and outstanding	0.2	0.2
Additional paid-in-capital	3,008.5	2,923.8
Retained earnings	7,511.8	7,051.6
Treasury stock, Class A, at cost; 72.6 million and 70.3 million shares	(7,657.6)	(7,250.3)
Accumulated other comprehensive loss	(324.8)	(276.1)
Total equity	2,539.2	2,450.3
Total liabilities and equity	$7,080.9	$6,602.6
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
	(millions, except per share data)
Net revenues	$2,143.5	$1,934.0	$5,381.7	$5,063.5
Cost of goods sold	(677.4)	(648.0)	(1,694.1)	(1,675.4)
Gross profit	1,466.1	1,286.0	3,687.6	3,388.1
Selling, general, and administrative expenses	(1,064.2)	(967.6)	(2,872.5)	(2,693.9)
Restructuring and other charges, net	(12.2)	(0.7)	(38.0)	(45.6)
Total other operating expenses, net	(1,076.4)	(968.3)	(2,910.5)	(2,739.5)
Operating income	389.7	317.7	777.1	648.6
Interest expense	(11.6)	(10.6)	(33.9)	(30.6)
Interest income	17.8	20.7	55.8	52.2
Other income (expense), net	(12.2)	2.0	(10.6)	(4.3)
Income before income taxes	383.7	329.8	788.4	665.9
Income tax provision	(86.3)	(53.2)	(174.5)	(110.3)
Net income	$297.4	$276.6	$613.9	$555.6
Net income per common share:
Basic	$4.76	$4.25	$9.78	$8.48
Diluted	$4.66	$4.19	$9.57	$8.31
Weighted-average common shares outstanding:
Basic	62.5	65.0	62.8	65.5
Diluted	63.8	66.0	64.1	66.9
Dividends declared per share	$0.825	$0.75	$2.475	$2.25
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
	(millions)
Net income	$297.4	$276.6	$613.9	$555.6
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	(117.7)	62.0	(57.8)	(13.6)
Net gains (losses) on cash flow hedges	18.4	(8.7)	9.0	0.3
Net gains on defined benefit plans	0.2	0.2	0.1	—
Other comprehensive income (loss), net of tax	(99.1)	53.5	(48.7)	(13.3)
Total comprehensive income	$198.3	$330.1	$565.2	$542.3
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 28, 2024	December 30, 2023
	(millions)
Cash flows from operating activities:
Net income	$613.9	$555.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	164.6	173.0
Deferred income tax expense (benefit)	27.2	(11.6)
Stock-based compensation expense	84.7	75.3
Bad debt expense	2.7	1.8
Other non-cash charges	14.8	6.2
Changes in operating assets and liabilities:
Accounts receivable	(5.1)	41.8
Inventories	(116.7)	14.6
Prepaid expenses and other current assets	(108.7)	(28.6)
Accounts payable and accrued liabilities	368.6	169.0
Income tax receivables and payables	12.2	(0.8)
Operating lease right-of-use assets and liabilities, net	15.5	(25.6)
Other balance sheet changes	39.2	(22.0)
Net cash provided by operating activities	1,112.9	948.7
Cash flows from investing activities:
Capital expenditures	(136.3)	(124.9)
Purchases of investments	(628.2)	(272.1)
Proceeds from sales and maturities of investments	538.9	193.8
Other investing activities	1.2	(1.0)
Net cash used in investing activities	(224.4)	(204.2)
Cash flows from financing activities:
Payments of finance lease obligations	(16.5)	(16.3)
Payments of dividends	(150.1)	(146.7)
Repurchases of common stock, including shares surrendered for tax withholdings	(404.6)	(328.8)
Net cash used in financing activities	(571.2)	(491.8)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(40.9)	22.5
Net increase in cash, cash equivalents, and restricted cash	276.4	275.2
Cash, cash equivalents, and restricted cash at beginning of period	1,670.6	1,536.9
Cash, cash equivalents, and restricted cash at end of period	$1,947.0	$1,812.1
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended December 28, 2024
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at September 28, 2024	134.4	$1.3	$2,983.8	$7,265.4	72.3	$(7,582.5)	$(225.7)	$2,442.3
Comprehensive income:
Net income				297.4
Other comprehensive loss							(99.1)
Total comprehensive income								198.3
Dividends declared				(51.0)				(51.0)
Repurchases of common stock, including excise tax					0.3	(75.1)		(75.1)
Stock-based compensation			24.7					24.7
Shares issued pursuant to stock-based compensation plans	—	—	—					—
Balance at December 28, 2024	134.4	$1.3	$3,008.5	$7,511.8	72.6	$(7,657.6)	$(324.8)	$2,539.2

	Three Months Ended December 30, 2023
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at September 30, 2023	133.6	$1.3	$2,875.0	$6,779.7	68.9	$(7,024.0)	$(262.8)	$2,369.2
Comprehensive income:
Net income				276.6
Other comprehensive income							53.5
Total comprehensive income								330.1
Dividends declared				(47.9)				(47.9)
Repurchases of common stock, including excise tax					0.8	(104.1)		(104.1)
Stock-based compensation			24.6					24.6
Shares issued pursuant to stock-based compensation plans	—	—	—					—
Balance at December 30, 2023	133.6	$1.3	$2,899.6	$7,008.4	69.7	$(7,128.1)	$(209.3)	$2,571.9

(a)Includes Class A and Class B common stock.
(b)Accumulated other comprehensive income (loss).

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)

	Nine Months Ended December 28, 2024
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at March 30, 2024	133.6	$1.3	$2,923.8	$7,051.6	70.3	$(7,250.3)	$(276.1)	$2,450.3
Comprehensive income:
Net income				613.9
Other comprehensive loss							(48.7)
Total comprehensive income								565.2
Dividends declared				(153.7)				(153.7)
Repurchases of common stock, including excise tax					2.3	(407.3)		(407.3)
Stock-based compensation			84.7					84.7
Shares issued pursuant to stock-based compensation plans	0.8	—	—					—
Balance at December 28, 2024	134.4	$1.3	$3,008.5	$7,511.8	72.6	$(7,657.6)	$(324.8)	$2,539.2

	Nine Months Ended December 30, 2023
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at April 1, 2023	132.6	$1.3	$2,824.3	$6,598.2	67.0	$(6,797.3)	$(196.0)	$2,430.5
Comprehensive income:
Net income				555.6
Other comprehensive loss							(13.3)
Total comprehensive income								542.3
Dividends declared				(145.4)				(145.4)
Repurchases of common stock, including excise tax					2.7	(330.8)		(330.8)
Stock-based compensation			75.3					75.3
Shares issued pursuant to stock-based compensation plans	1.0	—	—					—
Balance at December 30, 2023	133.6	$1.3	$2,899.6	$7,008.4	69.7	$(7,128.1)	$(209.3)	$2,571.9

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
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2025 will end on March 29, 2025 and will be a 52-week period ("Fiscal 2025"). Fiscal year 2024 ended on March 30, 2024 and was also a 52-week period ("Fiscal 2024"). The third quarter of Fiscal 2025 ended on December 28, 2024 and was a 13-week period. The third quarter of Fiscal 2024 ended on December 30, 2023 and was also a 13-week period.

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
Seasonality of Business
The Company's business is typically affected by seasonal trends, with higher levels of retail sales in its second and third fiscal quarters and higher wholesale sales in its second and fourth fiscal quarters. These trends result primarily from the timing of key vacation travel, back-to-school, and holiday shopping periods impacting its retail business and the timing of seasonal wholesale shipments. As a result of changes in its business, consumer spending patterns, and the macroeconomic environment, including those resulting from pandemic diseases and other catastrophic events, historical quarterly operating trends and working capital requirements may not be indicative of the Company's future performance. In addition, fluctuations in sales, operating income (loss), and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, the Company's operating results and cash flows for the three-month and nine-month periods ended December 28, 2024 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2025.
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
Revenue from the Company's licensing arrangements is recognized over time during the period that licensees are provided access to the Company's trademarks (i.e., symbolic intellectual property) and benefit from such access through their own sales of licensed products. These arrangements require licensees to pay a sales-based royalty, which for most arrangements, may be subject to a contractually-guaranteed minimum royalty amount. Payments are generally due quarterly and, depending on time of receipt, may be recorded as a liability until recognized as revenue. The Company recognizes revenue for sales-based royalty arrangements (including those for which the royalty exceeds any contractually-guaranteed minimum royalty amount) as licensed products are sold by the licensee. If a sales-based royalty is not ultimately expected to exceed a contractually-guaranteed minimum royalty amount, the minimum is generally recognized as revenue ratably over the respective contractual period. This sales-based output measure of progress and pattern of recognition best represents the value transferred to the licensee over the term of the arrangement, as well as the amount of consideration that the Company is entitled to receive in exchange for providing access to its trademarks. As of December 28, 2024, contractually-guaranteed minimum royalty amounts expected to be recognized as revenue during future periods were as follows:

Contractually-Guaranteed Minimum Royalties(a)
(millions)
Remainder of Fiscal 2025	$23.2
Fiscal 2026	85.8
Fiscal 2027	84.7
Fiscal 2028	49.7
Fiscal 2029 and thereafter	54.7
Total	$298.1

(a)Amounts presented do not contemplate potential contract renewals or royalties earned in excess of the contractually-guaranteed minimums.
Disaggregated Net Revenues
The following tables disaggregate the Company's net revenues into categories that depict how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors for the fiscal periods presented:

	Three Months Ended
	December 28, 2024					December 30, 2023
	North America	Europe	Asia	Other	Total	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$743.6	$347.7	$490.5	$—	$1,581.8	$693.1	$297.3	$425.4	$—	$1,415.8
Wholesale	254.1	256.7	16.2	—	527.0	240.2	224.2	21.0	—	485.4
Licensing	—	—	—	34.7	34.7	—	—	—	32.8	32.8
Total	$997.7	$604.4	$506.7	$34.7	$2,143.5	$933.3	$521.5	$446.4	$32.8	$1,934.0

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended
	December 28, 2024					December 30, 2023
	North America	Europe	Asia	Other	Total	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$1,627.6	$865.7	$1,217.5	$—	$3,710.8	$1,541.9	$762.4	$1,095.6	$—	$3,399.9
Wholesale	717.8	783.7	60.3	—	1,561.8	740.9	736.4	76.7	—	1,554.0
Licensing	—	—	—	109.1	109.1	—	—	—	109.6	109.6
Total	$2,345.4	$1,649.4	$1,277.8	$109.1	$5,381.7	$2,282.8	$1,498.8	$1,172.3	$109.6	$5,063.5

(a)Net revenues from the Company's retail and wholesale businesses are recognized at a point in time. Net revenues from the Company's licensing business are recognized over time.
Deferred Income
Deferred income represents cash payments received in advance of the Company's transfer of control of products or services to its customers and generally consists of unredeemed gift cards (net of breakage) and advance royalty payments from its licensees. The Company's deferred income balances were $22.6 million and $17.4 million as of December 28, 2024 and March 30, 2024, respectively, and were primarily recorded within accrued expenses and other current liabilities within the consolidated balance sheets. The majority of the deferred income balance as of December 28, 2024 is expected to be recognized as revenue within the next twelve months.
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
A summary of shipping and handling costs for the fiscal periods presented is as follows:

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
	(millions)
Shipping costs	$31.4	$27.2	$69.6	$63.3
Handling costs	49.1	49.1	124.7	129.8
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to shares used to calculate diluted net income per common share as follows:

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
	(millions)
Basic shares	62.5	65.0	62.8	65.5
Dilutive effect of RSUs	1.3	1.0	1.3	1.4
Diluted shares	63.8	66.0	64.1	66.9
All earnings per share amounts have been calculated using unrounded numbers. The Company has outstanding performance-based RSUs, which are included in the computation of diluted shares only to the extent that the underlying performance conditions (i) have been satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. As of December 28, 2024 and December 30, 2023, there were 0.2 million and 0.3 million, respectively, of additional shares issuable contingent upon vesting of performance-based RSUs that were excluded from the diluted shares calculations.
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
A rollforward of the activity in the Company's reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented as follows:

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
	(millions)
Beginning reserve balance	$156.3	$146.6	$143.1	$148.1
Amount charged against revenue to increase reserve	114.6	112.6	337.6	330.6
Amount credited against customer accounts to decrease reserve	(124.9)	(120.3)	(337.8)	(336.3)
Foreign currency translation	(6.3)	4.2	(3.2)	0.7
Ending reserve balance	$139.7	$143.1	$139.7	$143.1
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A rollforward of the activity in the Company's allowance for doubtful accounts is presented as follows:

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
	(millions)
Beginning reserve balance	$34.2	$26.4	$32.2	$27.2
Amount recorded to expense to increase reserve(a)	0.6	1.5	2.7	1.8
Amount written-off against customer accounts to decrease reserve	(0.7)	(0.4)	(1.5)	(1.0)
Foreign currency translation	(1.2)	0.6	(0.5)	0.1
Ending reserve balance	$32.9	$28.1	$32.9	$28.1

(a)Amounts recorded to bad debt expense are included within SG&A expenses in the consolidated statements of operations.
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department stores, specialty stores, and third-party digital partners around the world, and extends credit based on an evaluation of each customer's financial capacity and condition, usually without requiring collateral. In the Company's wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2024, the Company's sales to these three customers accounted for approximately 13% of total net revenues. Substantially all of the Company's sales to its three largest wholesale customers related to its North America segment. As of December 28, 2024, these three wholesale customers accounted for approximately 22% of total gross accounts receivable.
Inventories
The Company holds inventory that is sold in its retail stores and digital commerce sites directly to consumers. The Company also holds inventory that is to be sold through wholesale distribution channels to major department stores, specialty stores, and third-party digital partners. Substantially all of the Company's inventories consist of finished goods, which are stated at the lower of cost or estimated realizable value, with cost determined on a weighted-average cost basis. Inventory held by the Company totaled $998.6 million, $902.2 million, and $1.055 billion as of December 28, 2024, March 30, 2024, and December 30, 2023, respectively.
Supplier Finance Program
The Company supports a voluntary supplier finance program which provides certain of its inventory suppliers the opportunity, at their sole discretion, to sell their receivables due from the Company (which are generally due within 90 days) to a participating financial institution in exchange for receipt of a discounted payment amount made earlier than the payment term stipulated between the Company and the supplier. The Company's vendor payment terms and amounts due are not impacted by a supplier's decision to participate in the program. The Company has not pledged any assets and does not provide guarantees under the supplier finance program. The Company's payment obligations outstanding under its supplier finance program were $216.2 million and $129.2 million as of December 28, 2024 and March 30, 2024, respectively, and were recorded within accounts payable in the consolidated balance sheets.
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
4.    Recently Issued Accounting Standards
Disaggregation of Income Statement Expenses
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, "Disaggregation of Income Statement Expenses" ("ASU 2024-03"). ASU 2024-03 requires interim and annual tabular disclosure of disaggregated information for certain income statement expense captions. Specific expense categories required to be disclosed quantitatively include inventory purchases, employee compensation, depreciation, and intangible asset amortization, as well as other specified expense categories currently disclosed under existing disclosure requirements. Additionally, any remaining amounts that are not separately disaggregated are required to be described qualitatively. ASU 2024-03 also requires separate disclosure of total selling expenses incurred each reporting period, with annual disclosure of the entity's definition of selling expenses. The annual disclosures required by ASU 2024-03 are effective for the Company beginning in its fiscal year ending April 1, 2028 ("Fiscal 2028"), with interim disclosures effective beginning in its fiscal year ending March 31, 2029 ("Fiscal 2029"). The provisions of ASU 2024-03 are to be applied prospectively, although retrospective application is permitted. Early adoption is also permitted. Other than the new disclosure requirements, ASU 2024-03 will not have an impact on the Company's consolidated financial statements.
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, "Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 is intended to enhance the transparency and usefulness of annual income tax disclosures. Among its provisions, ASU 2023-09 requires disclosure of a reconciliation between an entity's effective tax rate, which is calculated by dividing each fiscal period's income tax provision by pretax income, and its statutory rate utilizing eight specific categories, along with a separate disclosure for reconciling items that meet a 5% quantitative threshold. In addition, ASU 2023-09 requires disclosure of income taxes paid (net of refunds received), disaggregated by federal, state, and foreign taxes, as well as by individual jurisdictions if a 5% quantitative threshold is met. ASU 2023-09 is effective for the Company for annual periods beginning with its fiscal year ending March 28, 2026 ("Fiscal 2026") and is to be applied prospectively, although retrospective application is permitted. Early adoption is also permitted. Other than the new disclosure requirements, ASU 2023-09 will not have an impact on the Company's consolidated financial statements.
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
5.    Property and Equipment
Property and equipment, net consists of the following:

	December 28, 2024	March 30, 2024
	(millions)
Land and improvements	$15.3	$15.3
Buildings and improvements	412.8	416.8
Furniture and fixtures	646.2	627.1
Machinery and equipment	403.4	389.5
Capitalized software	557.6	558.5
Leasehold improvements	1,282.1	1,249.4
Construction in progress	69.9	46.2
	3,387.3	3,302.8
Less: accumulated depreciation	(2,562.1)	(2,452.4)
Property and equipment, net	$825.2	$850.4
Property and equipment, net includes finance lease right-of-use ("ROU") assets, which are reflected in the table above based on their nature.
Depreciation expense was $51.0 million and $154.8 million during the three-month and nine-month periods ended December 28, 2024, respectively, and $53.0 million and $163.1 million during the three-month and nine-month periods ended December 30, 2023, respectively, and was recorded primarily within SG&A expenses in the consolidated statements of operations.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.    Other Assets and Liabilities
Prepaid expenses and other current assets consist of the following:

	December 28, 2024	March 30, 2024
	(millions)
Derivative financial instruments	$57.6	$6.0
Tenant allowances receivable	47.9	5.2
Other taxes receivable	24.4	26.1
Inventory return asset	22.4	13.3
Non-trade receivables	22.2	27.2
Prepaid software maintenance	22.2	19.2
Prepaid marketing and advertising	21.5	19.6
Prepaid occupancy expense	11.2	8.3
Cloud computing arrangement implementation costs	8.7	7.2
Prepaid insurance	6.6	4.1
Prepaid logistic services	6.3	6.5
Restricted cash	1.4	2.8
Other prepaid expenses and current assets	22.1	26.4
Total prepaid expenses and other current assets	$274.5	$171.9
Other non-current assets consist of the following:

	December 28, 2024	March 30, 2024
	(millions)
Security deposits	$35.0	$34.2
Cloud computing arrangement implementation costs	16.3	16.0
Restricted cash	5.4	5.6
Deferred rent assets	3.1	6.3
Equity method and other investments	1.5	7.5
Derivative financial instruments	1.2	30.6
Other non-current assets	28.2	25.5
Total other non-current assets	$90.7	$125.7

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accrued expenses and other current liabilities consist of the following:

	December 28, 2024	March 30, 2024
	(millions)
Accrued payroll and benefits	$233.1	$207.7
Accrued operating expenses	231.7	192.0
Accrued inventory	173.5	122.2
Other taxes payable	109.6	60.8
Accrued marketing and advertising	104.2	74.2
Dividends payable	51.0	47.5
Accrued capital expenditures	28.2	26.7
Deferred income	22.5	17.3
Finance lease obligations	19.1	19.2
Restructuring reserve	16.1	32.3
Other accrued expenses and current liabilities	7.1	9.8
Total accrued expenses and other current liabilities	$996.1	$809.7
Other non-current liabilities consist of the following:

	December 28, 2024	March 30, 2024
	(millions)
Asset retirement obligations	$36.2	$34.8
Deferred lease incentives and obligations	35.8	41.0
Accrued benefits and deferred compensation	23.9	20.5
Deferred tax liabilities	9.3	7.0
Derivative financial instruments	—	5.2
Other non-current liabilities	5.4	5.1
Total other non-current liabilities	$110.6	$113.6
7.    Restructuring and Other Charges, Net
A description of significant restructuring and other activities and their related costs is provided below.
Fiscal 2025 Restructuring Activities
The Company recorded cash-related restructuring benefits of $0.2 million during the three months ended December 28, 2024 and cash-related restructuring charges of $10.5 million during the nine months ended December 28, 2024, primarily associated with severance and benefit costs. As of December 28, 2024, the remaining liability related to these cash-related charges was $6.5 million, reflecting cash payments of $3.8 million and non-cash adjustments of $0.2 million made during the nine months ended December 28, 2024. The Company also recorded non-cash-related charges, net of $1.8 million and $3.4 million, respectively, during the three-month and nine-month periods ended December 28, 2024, primarily related to stock-based compensation expense recorded in connection with an employment separation agreement.
Fiscal 2024 Restructuring Activities
During the three-month and nine-month periods ended December 30, 2023, the Company recorded $1.0 million and $38.3 million, respectively, of cash-related restructuring charges, primarily associated with severance and benefit costs. During Fiscal 2024, the Company recorded cumulative restructuring-related charges of $55.8 million, comprised of cash-related charges of $54.5 million, primarily associated with severance and benefit costs, and non-cash-related charges of $1.3 million. As of December 28, 2024 and March 30, 2024, the remaining liability related to these cash-related charges was $10.9 million

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
and $30.2 million, respectively, reflecting cash payments of $19.4 million and non-cash adjustments of $0.1 million made during the nine months ended December 28, 2024.
Other Restructuring Activities
During the three-month and nine-month periods ended December 28, 2024, the Company recognized $0.7 million and $2.1 million, respectively, of income within restructuring and other charges, net in the consolidated statements of operations related to consideration received from Regent, L.P. in connection with the Company's previously sold Club Monaco business. On a comparative basis, during the three-month and nine-month periods ended December 30, 2023, the Company recognized $5.0 million and $7.0 million, respectively, of income within restructuring and other charges, net in the consolidated statements of operations related to consideration received from Regent, L.P. in connection with the Company's previously sold Club Monaco business. Refer to Note 9 of the Fiscal 2024 10-K for additional discussion regarding the Company's sale of its former Club Monaco business.
As of December 28, 2024 and March 30, 2024, the remaining liability related to the Company's restructuring plans initiated prior to its Fiscal 2024 was $1.3 million and $4.2 million, respectively, reflecting cash payments of $2.9 million made during the nine months ended December 28, 2024.
Other Charges
Next Generation Transformation Project
The Company is in the early stages of executing a large-scale, multi-year global project that is expected to significantly transform the way in which the Company operates its business and further enable its long-term strategic pivot towards a global direct-to-consumer-oriented model (the "Next Generation Transformation project" or "NGT project"). The NGT project will be completed in phases and involves the redesigning of certain end-to-end processes and the implementation of a suite of information systems on a global scale. Such efforts are expected to result in significant process improvements and the creation of synergies across core areas of operations, including merchandise buying and planning, procurement, inventory management, retail and wholesale operations, and financial planning and reporting, better enabling the Company to optimize inventory levels and increase the speed with which it reacts to changes in consumer demand across markets, among other benefits. In connection with the preliminary phase of the NGT project, the Company recorded other charges of $9.1 million and $17.1 million during the three-month and nine-month periods ended December 28, 2024, respectively.
Previously Exited Real Estate
The Company recorded other charges of $2.2 million and $9.1 million during the three-month and nine-month periods ended December 28, 2024, respectively, and $4.7 million and $14.3 million during the three-month and nine-month periods ended December 30, 2023, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations in connection with the Company's past restructuring activities for which the related lease agreements have not yet expired.
8.    Income Taxes
Effective Tax Rate
The Company's effective tax rate, which is calculated by dividing each fiscal period's income tax provision by pretax income, was 22.5% and 22.1% during the three-month and nine-month periods ended December 28, 2024, respectively, and 16.1% and 16.6% during the three-month and nine-month periods ended December 30, 2023, respectively. The effective tax rates for the three-month and nine-month periods ended December 28, 2024 were higher than the U.S. federal statutory income tax rate of 21% primarily due to uncertain tax positions and state taxes, partially offset by a favorable tax adjustment related to the revaluation of a deferred tax liability on foreign earnings. The effective tax rates for the three-month and nine-month periods ended December 30, 2023 were lower than the U.S. federal statutory income tax rate of 21% primarily due to deferred tax benefits recognized as a result of transactions entered into as part of a reorganization of the Company's legal entity structure and as a result of changes in tax legislation. The lower effective tax rate for the nine months ended December 30, 2023 was also driven by favorable adjustments related to the revaluation of deferred tax assets arising from Swiss tax reform and favorable deferred tax adjustments related to the European Union's anti-tax avoidance directive.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Uncertain Income Tax Benefits
The Company classifies interest and penalties related to unrecognized tax benefits as part of its income tax provision. The total amount of unrecognized tax benefits, including interest and penalties, was $170.6 million and $118.7 million as of December 28, 2024 and March 30, 2024, respectively, and was included within the non-current liability for unrecognized tax benefits in the consolidated balance sheets.
The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $87.3 million and $80.1 million as of December 28, 2024 and March 30, 2024, respectively.
On August 26, 2024, the U.S. Tax Court issued a decision in Varian Medical Systems, Inc. v. Commissioner related to the Tax Cuts and Jobs Act deduction for certain deemed foreign dividends otherwise subject to the transition tax on unrepatriated earnings of applicable foreign subsidiaries. Based on the Company's evaluation of the technical merits of this decision, it has filed a protective refund claim with the Internal Revenue Service claiming a transition tax refund of $34.4 million, for which the Company has recorded a corresponding deferred tax asset. However, at this time the Company believes it is more-likely-than-not that the intended refund claim will not be received. Therefore, the Company has recorded an uncertain tax position reserve for the full refund claim of $34.4 million. Accordingly, on a net basis, this development had no resulting impact to the Company's effective tax rates or its consolidated statements of operations during the three-month and nine-month periods ended December 28, 2024.
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
9.    Debt
Debt consists of the following:

	December 28, 2024	March 30, 2024
	(millions)
$400 million 3.750% Senior Notes(a)	$399.5	$399.0
$750 million 2.950% Senior Notes(b)	742.6	741.5
Total debt	1,142.1	1,140.5
Less: current portion of long-term debt	399.5	—
Total long-term debt	$742.6	$1,140.5

(a)The carrying value of the 3.750% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $0.5 million and $1.0 million as of December 28, 2024 and March 30, 2024, respectively.
(b)The carrying value of the 2.950% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $7.4 million and $8.5 million as of December 28, 2024 and March 30, 2024, respectively.

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
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility (as defined below). Accordingly, the Company does not expect combined borrowings outstanding under the Commercial Paper Program and Global Credit Facility to exceed $750 million. Commercial Paper Program borrowings may be used to support the Company's general working capital and corporate needs. Maturities of commercial paper notes vary, but cannot exceed 397 days from the date of issuance. Commercial paper notes issued under the Commercial Paper Program rank equally in seniority with the Company's other forms of unsecured indebtedness. As of both December 28, 2024 and March 30, 2024, there were no borrowings outstanding under the Commercial Paper Program.
Revolving Credit Facilities
Global Credit Facility
In June 2023, the Company terminated its then existing credit facility and entered into a new credit facility that provides for a $750 million senior unsecured revolving line of credit through June 30, 2028 (the "Global Credit Facility") under terms and conditions substantially similar to those of the previous facility. The Global Credit Facility may be used for working capital needs, capital expenditures, certain investments, general corporate purposes, and for funding of acquisitions. The Global Credit Facility may also be used to support the issuance of letters of credit and maintenance of the Commercial Paper Program. Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and certain other currencies, including Euros, Hong Kong Dollars, and Japanese Yen, and are guaranteed by some of the Company's domestic subsidiaries, including all of the Company's significant subsidiaries. In accordance with the terms of the agreement governing the Global Credit Facility, the Company has the ability to expand its borrowing availability under the Global Credit Facility to $1.500 billion, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. As of both December 28, 2024 and March 30,

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2024, there were no borrowings outstanding under the Global Credit Facility. However, the Company was contingently liable for $10.6 million and $11.8 million of outstanding letters of credit as of December 28, 2024 and March 30, 2024, respectively.
The Global Credit Facility contains a number of covenants that, among other things, restrict the Company's ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make certain investments. The Global Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the "leverage ratio") of no greater than 4.25 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding, including finance lease obligations, plus all operating lease obligations. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, (iv) operating lease cost, (v) restructuring and other non-recurring expenses, and (vi) acquisition-related costs. As of December 28, 2024, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company's Global Credit Facility.
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
A summary of the Company's Pan-Asia Borrowing Facilities by country is as follows:
•China Credit Facility — provides Ralph Lauren Trading (Shanghai) Co., Ltd. with a revolving line of credit of up to 100 million Chinese Renminbi (approximately $13 million) through April 3, 2025, which is also able to be used to support bank guarantees.
•South Korea Credit Facility — provides Ralph Lauren (Korea) Ltd. with a revolving line of credit of up to 30 billion South Korean Won (approximately $20 million) through October 24, 2025.
•Japan Overdraft Facility — provides Ralph Lauren Corporation Japan with an overdraft amount of up to 5 billion Japanese Yen (approximately $32 million) through April 30, 2025.
As of both December 28, 2024 and March 30, 2024, there were no borrowings outstanding under the Pan-Asia Borrowing Facilities.
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
The following table summarizes the Company's financial assets and liabilities that are measured and recorded at fair value on a recurring basis, excluding accrued interest components:

	December 28, 2024	March 30, 2024
	(millions)
Derivative assets(a)	$58.8	$36.6
Derivative liabilities(a)	0.4	5.5

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
The following table summarizes the carrying values and the estimated fair values of the Company's debt instruments:

	December 28, 2024		March 30, 2024
	Carrying Value(a)	Fair Value(b)	Carrying Value(a)	Fair Value(b)
	(millions)
$400 million 3.750% Senior Notes	$399.5	$397.0	$399.0	$391.4
$750 million 2.950% Senior Notes	742.6	677.2	741.5	671.4

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Non-financial Assets and Liabilities
The Company's non-financial assets, which primarily consist of goodwill, other intangible assets, property and equipment, and lease-related ROU assets, are not required to be measured at fair value on a recurring basis, and instead are reported at their amortized or depreciated cost in its consolidated balance sheet. However, on a periodic basis or whenever events or changes in circumstances indicate that they may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), the respective carrying value of non-financial assets are assessed for impairment and, if ultimately considered impaired, are adjusted and written down to their fair value, as estimated based on consideration of external market participant assumptions and discounted cash flows. No impairment charges were recorded during either of the three-month and nine-month periods ended December 28, 2024 or December 30, 2023.
The Company performed its annual goodwill assessment using a qualitative approach as of the beginning of the second quarter of Fiscal 2025. In performing the assessment, the Company identified and considered the significance of relevant key factors, events, and circumstances that affected the fair values and/or carrying amounts of its reporting units with allocated goodwill. These factors included external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as the Company's actual and expected financial performance. Additionally, the Company also considered the results of its most recent quantitative goodwill impairment test, which was performed as of the beginning of the second quarter of Fiscal 2024, the results of which indicated that the fair values of these reporting units significantly exceeded their respective carrying values. Based on the results of the qualitative impairment assessment, the Company concluded that it is not more likely than not that the fair values of its reporting units are less than their respective carrying values and there were no reporting units at risk of impairment. No impairment charges associated with goodwill or other intangible assets were recorded during either of the nine-month periods ended December 28, 2024 or December 30, 2023.
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
The following table summarizes the Company's outstanding derivative instruments recorded on its consolidated balance sheets as of December 28, 2024 and March 30, 2024:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	December 28, 2024	March 30, 2024	December 28, 2024		March 30, 2024		December 28, 2024		March 30, 2024
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Cash flow hedges	$308.8	$319.4	PP	$15.6	PP	$4.8		$—	AE	$0.2
Net investment hedges(c)	700.0	700.0	(e)	41.9	ONCA	30.6		—	ONCL	5.2
Total Designated Hedges	1,008.8	1,019.4		57.5		35.4		—		5.4
Undesignated Hedges:
FC — Undesignated hedges(d)	278.4	153.2	PP	1.3	PP	1.2	AE	0.4	AE	0.1
Total Hedges	$1,287.2	$1,172.6		$58.8		$36.6		$0.4		$5.5

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(e)$40.7 million included within prepaid expenses and other current assets and $1.2 million included within other non-current assets.
The Company presents the fair values of its derivative assets and liabilities recorded on its consolidated balance sheets on a gross basis, even when they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its derivative instruments on a net basis in accordance with the terms of each of its master netting arrangements, spread across eight separate counterparties, the amounts presented in the consolidated balance sheets as of December 28, 2024 and March 30, 2024 would be adjusted from the current gross presentation as detailed in the following table:

	December 28, 2024			March 30, 2024
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount
	(millions)
Derivative assets	$58.8	$(0.4)	$58.4	$36.6	$(0.2)	$36.4
Derivative liabilities	0.4	(0.4)	—	5.5	(0.2)	5.3
The Company's master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties. See Note 3 for further discussion of the Company's master netting arrangements.
The following tables summarize the pretax impact of gains and losses from the Company's designated derivative instruments on its consolidated financial statements for the three-month and nine-month periods ended December 28, 2024 and December 30, 2023:

	Gains (Losses) Recognized in OCI
	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
	(millions)
Designated Hedges:
FC — Cash flow hedges	$23.2	$(8.8)	$17.1	$7.8
Net investment hedges — effective portion	45.9	(28.6)	22.8	(11.5)
Net investment hedges — portion excluded from assessment of hedge effectiveness	(13.2)	0.3	(6.2)	(17.9)
Total Designated Hedges	$55.9	$(37.1)	$33.7	$(21.6)

	Location and Amount of Gains (Losses) from Cash Flow Hedges Reclassified from AOCI to Earnings
	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
	Cost of goods sold	Cost of goods sold	Cost of goods sold	Cost of goods sold
	(millions)
Total amounts presented in the consolidated statements of operations in which the effects of related cash flow hedges are recorded	$(677.4)	$(648.0)	$(1,694.1)	$(1,675.4)
Effects of cash flow hedging:
FC — Cash flow hedges	1.7	1.4	6.6	7.6

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Gains (Losses) from Net Investment Hedges Recognized in Earnings				Location of Gains (Losses) Recognized in Earnings
	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
	(millions)
Net Investment Hedges:
Net investment hedges — portion excluded from assessment of hedge effectiveness(a)	$3.2	$3.2	$9.4	$9.4	Interest expense
Total Net Investment Hedges	$3.2	$3.2	$9.4	$9.4

(a)Amounts recognized in other comprehensive income (loss) ("OCI") relating to the effective portion of the Company's net investment hedges would be recognized in earnings only upon the sale or liquidation of the hedged net investment.
As of December 28, 2024, it is estimated that $18.4 million of pretax net gains on both outstanding and matured derivative instruments designated and qualifying as cash flow hedges deferred in AOCI will be recognized in earnings over the next twelve months. Amounts ultimately recognized in earnings will depend on exchange rates in effect when outstanding derivative instruments are settled.
The following table summarizes the pretax impact of gains and losses from the Company's undesignated derivative instruments on its consolidated financial statements for the three-month and nine-month periods ended December 28, 2024 and December 30, 2023:

	Gains (Losses) Recognized in Earnings				Location of Gains (Losses) Recognized in Earnings
	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
	(millions)
Undesignated Hedges:
FC — Undesignated hedges	$12.7	$(6.0)	$11.4	$3.9	Other income (expense), net
Total Undesignated Hedges	$12.7	$(6.0)	$11.4	$3.9
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Investments
The Company's short-term investments as of December 28, 2024 and March 30, 2024 were $203.0 million and $121.0 million, respectively, and consisted of time deposits.
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
13.    Equity
Common Stock Repurchase Program
A summary of the Company's repurchases of Class A common stock under its common stock repurchase program is as follows:

	Nine Months Ended
	December 28, 2024	December 30, 2023
	(millions)
Cost of shares repurchased(a)	$348.5	$277.7
Number of shares repurchased	2.0	2.3

(a)Excludes excise tax of $2.7 million and $2.0 million incurred during the nine-month periods ended December 28, 2024 and December 30, 2023, respectively.
On February 2, 2022, the Company's Board of Directors approved an expansion of the Company's existing common stock repurchase program that allows it to repurchase up to an additional $1.500 billion of its Class A common stock, excluding related excise taxes. As of December 28, 2024, the remaining availability under the Company's Class A common stock repurchase program was approximately $428 million. Repurchases of shares of the Company's Class A common stock are subject to overall business and market conditions.
In addition, during the nine-month periods ended December 28, 2024 and December 30, 2023, 0.3 million and 0.4 million shares of the Company's Class A common stock, respectively, at a cost of $56.1 million and $51.1 million, respectively, were surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards under its long-term stock incentive plans.
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dividends
The Company has generally maintained a regular quarterly cash dividend program on its common stock since 2003.
On May 16, 2024, the Company's Board of Directors approved an increase to the Company's quarterly cash dividend on its common stock from $0.75 to $0.825 per share. The third quarter Fiscal 2025 dividend of $0.825 per share was declared on December 13, 2024, was payable to shareholders of record at the close of business on December 27, 2024, and was paid on January 10, 2025.
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
14.    Accumulated Other Comprehensive Income (Loss)
The following table presents OCI activity, net of tax, accumulated in equity:

	Foreign Currency Translation Gains (Losses)(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges(b)	Net Unrealized Gains (Losses) on Defined Benefit Plans(c)	Total Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at March 30, 2024	$(280.0)	$7.2	$(3.3)	$(276.1)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(57.8)	14.6	(0.9)	(44.1)
Amounts reclassified from AOCI to earnings	—	(5.6)	1.0	(4.6)
Other comprehensive income (loss), net of tax	(57.8)	9.0	0.1	(48.7)
Balance at December 28, 2024	$(337.8)	$16.2	$(3.2)	$(324.8)

Balance at April 1, 2023	$(203.8)	$4.1	$3.7	$(196.0)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(13.6)	6.8	—	(6.8)
Amounts reclassified from AOCI to earnings	—	(6.5)	—	(6.5)
Other comprehensive income (loss), net of tax	(13.6)	0.3	—	(13.3)
Balance at December 30, 2023	$(217.4)	$4.4	$3.7	$(209.3)

(a)OCI before reclassifications to earnings related to foreign currency translation gains (losses) includes an income tax provision of $4.5 million and an income tax benefit of $5.4 million for the nine-month periods ended December 28, 2024 and December 30, 2023, respectively. OCI before reclassifications to earnings for the nine-month periods ended December 28, 2024 and December 30, 2023 includes gains of $12.6 million (net of a $4.0 million income tax provision) and losses of $22.4 million (net of a $7.0 million income tax benefit), respectively, related to changes in the fair values of instruments designated as hedges of the Company's net investment in certain foreign operations (see Note 11).
(b)OCI before reclassifications to earnings related to net unrealized gains (losses) on cash flow hedges are presented net of income tax provisions of $2.5 million and $1.0 million for the nine-month periods ended December 28, 2024 and December 30, 2023, respectively. The tax effects on amounts reclassified from AOCI to earnings are presented in a table below.
(c)Activity is presented net of taxes, which were immaterial for both periods presented.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents reclassifications from AOCI to earnings for cash flow hedges, by component:

	Three Months Ended		Nine Months Ended		Location of Gains (Losses) Reclassified from AOCI to Earnings
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
	(millions)
Gains (losses) on cash flow hedges(a):
FC — Cash flow hedges	$1.7	$1.4	$6.6	$7.6	Cost of goods sold
Tax effect	(0.3)	(0.2)	(1.0)	(1.1)	Income tax provision
Net of tax	$1.4	$1.2	$5.6	$6.5

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
Impact on Results
A summary of total stock-based compensation expense and the related income tax benefits recognized during the three-month and nine-month periods ended December 28, 2024 and December 30, 2023 is as follows:

	Three Months Ended			Nine Months Ended
	December 28, 2024		December 30, 2023	December 28, 2024		December 30, 2023
	(millions)
Stock-based compensation expense	$24.7	(a)	$24.6	$84.7	(a)	$75.3
Income tax benefit	(3.5)		(3.5)	(11.5)		(11.5)

(a)The three-month and nine-month periods ended December 28, 2024 included $1.8 million and $3.8 million, respectively, of stock-based compensation expense related to an employment separation agreement recorded within restructuring and other charges, net in the consolidated statements of operations (see Note 7). All other stock-based compensation expense was recorded within SG&A expenses.
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
Service-based RSUs
The fair values of service-based RSUs granted to certain of the Company's senior executives and other employees, as well as non-employee directors, are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue to the holder while outstanding and unvested. The weighted-average grant date fair values of service-based RSU awards granted were $159.99 and $114.88 per share during the nine-month periods ended December 28, 2024 and December 30, 2023, respectively.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of service-based RSU activity during the nine months ended December 28, 2024 is as follows:

Number of Service-based RSUs
(thousands)
Unvested at March 30, 2024	1,054
Granted	427
Vested	(505)
Forfeited	(42)
Unvested at December 28, 2024	934
Performance-based RSUs
The fair values of the Company's performance-based RSUs granted to its senior executives and other key employees are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue to the holder while outstanding and unvested. The weighted-average grant date fair values of performance-based RSU awards granted were $158.85 and $114.86 per share during the nine-month periods ended December 28, 2024 and December 30, 2023, respectively.
Market-based RSUs
The Company grants market-based RSUs, which are based on total shareholder return ("TSR") performance, to its senior executives and other key employees. The Company estimates the fair value of its TSR awards on the date of grant using a Monte Carlo simulation, which models multiple stock price paths of the Company's Class A common stock and that of its peer group to evaluate and determine its ultimate expected relative TSR performance ranking. Compensation expense, net of estimated forfeitures, is recorded regardless of whether, and the extent to which, the market condition is ultimately satisfied. The weighted-average grant date fair values of market-based RSUs granted were $212.05 and $147.19 per share during the nine-month periods ended December 28, 2024 and December 30, 2023, respectively. The assumptions used to estimate the fair value of TSR awards granted during the nine-month periods ended December 28, 2024 and December 30, 2023 were as follows:

	Nine Months Ended
	December 28, 2024	December 30, 2023
Expected volatility	36.7%	38.4%
Expected dividend yield	2.0%	2.5%
Risk-free interest rate	3.9%	4.6%
A summary of performance-based RSU activity including TSR awards during the nine months ended December 28, 2024 is as follows:

Number of Performance-based RSUs
(thousands)
Unvested at March 30, 2024	682
Granted	173
Change due to performance and/or market condition achievement	72
Vested	(281)
Forfeited	(9)
Unvested at December 28, 2024	637

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
Net revenues for each of the Company's segments are as follows:

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
	(millions)
Net revenues:
North America	$997.7	$933.3	$2,345.4	$2,282.8
Europe	604.4	521.5	1,649.4	1,498.8
Asia	506.7	446.4	1,277.8	1,172.3
Other non-reportable segments	34.7	32.8	109.1	109.6
Total net revenues	$2,143.5	$1,934.0	$5,381.7	$5,063.5

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Operating income for each of the Company's segments is as follows:

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
	(millions)
Operating income:
North America	$263.7	$204.6	$505.4	$440.1
Europe	168.8	123.4	435.3	353.0
Asia	136.2	108.2	329.7	269.9
Other non-reportable segments	30.1	29.4	93.2	97.3
	598.8	465.6	1,363.6	1,160.3
Unallocated corporate expenses	(196.9)	(147.2)	(548.5)	(466.1)
Unallocated restructuring and other charges, net(a)	(12.2)	(0.7)	(38.0)	(45.6)
Total operating income	$389.7	$317.7	$777.1	$648.6

(a)The three-month and nine-month periods ended December 28, 2024 and December 30, 2023 included certain unallocated restructuring and other charges, net (see Note 7), which are detailed below:

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
	(millions)
Unallocated restructuring and other charges, net:
North America-related	$(0.1)	$0.7	$0.3	$(4.8)
Europe-related	(1.5)	0.2	(2.9)	(0.5)
Asia-related	0.8	(2.7)	(2.4)	(6.2)
Other non-reportable segment-related	—	—	(0.1)	—
Corporate operations-related	(0.1)	5.8	(6.7)	(19.8)
Unallocated restructuring charges	(0.9)	4.0	(11.8)	(31.3)
Other charges (see Note 7)	(11.3)	(4.7)	(26.2)	(14.3)
Total unallocated restructuring and other charges, net	$(12.2)	$(0.7)	$(38.0)	$(45.6)
Depreciation and amortization expense for the Company's segments is as follows:

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
	(millions)
Depreciation and amortization expense:
North America	$20.3	$20.3	$61.4	$60.7
Europe	8.9	9.8	26.4	27.9
Asia	13.1	12.7	39.0	39.4
Unallocated corporate	12.0	13.4	37.8	45.0
Total depreciation and amortization expense	$54.3	$56.2	$164.6	$173.0

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net revenues by geographic location of the reporting subsidiary are as follows:

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
	(millions)
Net revenues(a):
The Americas(b)	$1,037.8	$973.7	$2,470.6	$2,413.6
Europe(c)	599.0	513.9	1,633.3	1,477.6
Asia(d)	506.7	446.4	1,277.8	1,172.3
Total net revenues	$2,143.5	$1,934.0	$5,381.7	$5,063.5

(a)Net revenues for certain of the Company's licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.
(b)Includes the U.S., Canada, and Latin America. Net revenues earned in the U.S. during the three-month and nine-month periods ended December 28, 2024 were $976.7 million and $2.337 billion, respectively, and $924.5 million and $2.294 billion during the three-month and nine-month periods ended December 30, 2023, respectively.
(c)Includes the Middle East.
(d)Includes Australia and New Zealand.
17.    Additional Financial Information
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
A reconciliation of cash, cash equivalents, and restricted cash as of December 28, 2024 and March 30, 2024 from the consolidated balance sheets to the consolidated statements of cash flows is as follows:

	December 28, 2024	March 30, 2024
	(millions)
Cash and cash equivalents	$1,940.2	$1,662.2
Restricted cash included within prepaid expenses and other current assets	1.4	2.8
Restricted cash included within other non-current assets	5.4	5.6
Total cash, cash equivalents, and restricted cash	$1,947.0	$1,670.6
Restricted cash relates to cash held in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters and real estate leases.
Cash Paid for Interest and Taxes
Cash paid for interest and income taxes is as follows:

	Nine Months Ended
	December 28, 2024	December 30, 2023
	(millions)
Cash paid for interest	$35.6	$29.3
Cash paid for income taxes, net of refunds	136.6	114.5

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash Paid for Leases
The following table summarizes certain cash flow information related to the Company's leases:

	Nine Months Ended
	December 28, 2024	December 30, 2023
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$265.4	$277.3
Operating cash flows for finance leases	5.8	7.0
Financing cash flows for finance leases	16.5	16.3
Non-cash Transactions
Operating lease ROU assets recorded in connection with the recognition of new lease liabilities were $229.8 million and $111.3 million for the nine-month periods ended December 28, 2024 and December 30, 2023, respectively. Finance lease ROU assets recorded in connection with the recognition of new lease liabilities were $0.4 million and $0.5 million for the nine-month periods ended December 28, 2024 and December 30, 2023, respectively. Additionally, during the nine-month period ended December 30, 2023, $27.1 million of finance lease ROU assets were reclassified and reflected as operating lease ROU assets as a result of certain executed lease amendments.
Non-cash investing activities also included capital expenditures incurred but not yet paid of $28.2 million and $27.6 million for the nine-month periods ended December 28, 2024 and December 30, 2023, respectively.
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
•the potential impact to our business resulting from supply chain disruptions, including those caused by capacity constraints, closed factories and/or labor shortages (stemming from pandemic diseases, labor disputes, strikes, or otherwise), man-made or natural disasters, scarcity of raw materials, port congestion, and scrutiny or detention of goods produced in certain territories resulting from laws, regulations, or trade restrictions, such as those imposed by the Uyghur Forced Labor Prevention Act ("UFLPA") or the Countering America's Adversaries Through Sanctions Act ("CAATSA"), which could result in shipment approval delays leading to inventory shortages and lost sales, as well as potential shipping delays, inventory shortages, and/or higher freight costs resulting from port strikes, the recent Red Sea crisis, and/or disruptions to major waterways such as the Suez and Panama canals;
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
In this Form 10-Q, references to "Ralph Lauren," "ourselves," "we," "our," "us," and the "Company" refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2025 will end on March 29, 2025 and will be a 52-week period ("Fiscal 2025"). Fiscal year 2024 ended on March 30, 2024 and was also a 52-week period ("Fiscal 2024"). The third quarter of Fiscal 2025 ended on December 28, 2024 and was a 13-week period. The third quarter of Fiscal 2024 ended on December 30, 2023 and was also a 13-week period.
INTRODUCTION
Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and notes thereto to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:
•Overview.    This section provides a general description of our business, global economic conditions and industry trends, and a summary of our financial performance for the three-month and nine-month periods ended December 28, 2024. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.
•Results of operations.    This section provides an analysis of our results of operations for the three-month and nine-month periods ended December 28, 2024 as compared to the three-month and nine-month periods ended December 30, 2023.
•Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of December 28, 2024, which includes (i) an analysis of our financial condition as compared to the prior fiscal year-end; (ii) an analysis of changes in our cash flows for the nine months ended December 28, 2024 as compared to the nine months ended December 30, 2023; (iii) an analysis of our liquidity, including the availability under our commercial paper borrowing program and credit facilities, our supplier finance program, outstanding debt and covenant compliance, common stock repurchases, and payments of dividends; and (iv) a description of any material changes in our material cash requirements since March 30, 2024.
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

Our business is typically affected by seasonal trends, with higher levels of retail sales in our second and third fiscal quarters and higher wholesale sales in our second and fourth fiscal quarters. These trends result primarily from the timing of key vacation travel, back-to-school, and holiday shopping periods impacting our retail business and timing of seasonal wholesale shipments. As a result of changes in our business, consumer spending patterns, and the macroeconomic environment, including those resulting from pandemic diseases and other catastrophic events, historical quarterly operating trends and working capital requirements may not be indicative of our future performance. In addition, fluctuations in sales, operating income (loss), and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, our operating results and cash flows for the three-month and nine-month periods ended December 28, 2024 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2025.
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
In connection with the preliminary phase of the NGT project, we incurred other charges of $9.1 million and $17.1 million during the three-month and nine-month periods ended December 28, 2024, respectively, which were recorded within restructuring and other charges, net in the consolidated statements of operations.
Global Economic Conditions and Industry Trends
The global economy and retail industry are impacted by many different factors. Changes in economic conditions, most notably persisting inflationary pressures (including increases in the cost of raw materials, transportation, and salaries & benefits), organized labor disputes, high interest rates, significant foreign currency volatility, bank failures, and concerns of a potential recession, continue to impact consumer discretionary income levels, spending, and sentiment in the U.S. and beyond. In response to such pressures, as well as in an effort to reduce elevated inventory levels, many retailers (particularly in the U.S.) continue to resort to promotional activity in an attempt to offset traffic declines and increase conversion. Furthermore, the department store sector has experienced numerous consolidations, restructurings, reorganizations, bankruptcies, and other ownership changes in recent times, as well as an increase in store closures. The future geopolitical landscape also remains particularly uncertain, as over 60 countries held national elections during 2024, including the recent U.S. presidential election. Any resulting changes in international trade relations, legislation and regulations (including those related to taxation, tariffs, and importation), or economic and monetary policies, or heightened diplomatic tensions or political and civil unrest, among other potential impacts, could adversely impact the global economy and our operating results.
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
The global supply chain has been negatively impacted by various factors, including disruptions at U.S. ports and in the Red Sea. Although our business has not been significantly impacted by such disruptions, we have experienced some shipping delays impacting the timing of inventory receipts, and if such disruptions were to continue over a prolonged period, it could result in further inventory receipt delays and/or higher freight costs in the near-term and beyond.

We have implemented various strategies globally to help address many of these current challenges and continue to build a foundation for long-term profitable growth centered around strengthening our consumer-facing areas of product, stores, and marketing across channels and driving a more efficient operating model. Our strategy for mitigating inflationary pressures includes numerous levers, including our ability to effectively increase prices, leveraging our diversified supply chain and strong supplier relationships, and leveraging our in-house quality control to reduce time and cost from the manufacturing process, among other efforts. We have also taken earlier receipts of inventory and strategically utilized faster means of transportation (i.e., air freight) when necessary to maximize full-price selling windows, as well as diverted certain near-term shipments to U.S. West Coast ports to mitigate risk had a labor agreement on the East and Gulf Coasts not been reached by the January 15, 2025 deadline. While we remain agile and mindful of the continued competitive promotional environment, we plan to continue driving our broader long-term strategy of brand elevation, which includes multiple levers to continue driving average unit retail growth and brand equity.
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
Summary of Financial Performance
Operating Results
During the three months ended December 28, 2024, we reported net revenues of $2.143 billion, net income of $297.4 million, and net income per diluted share of $4.66, as compared to net revenues of $1.934 billion, net income of $276.6 million, and net income per diluted share of $4.19 during the three months ended December 30, 2023. During the nine months ended December 28, 2024, we reported net revenues of $5.382 billion, net income of $613.9 million, and net income per diluted share of $9.57, as compared to net revenues of $5.063 billion, net income of $555.6 million, and net income per diluted share of $8.31 during the nine months ended December 30, 2023. The comparability of our operating results has been affected by net restructuring-related charges and certain other charges (benefits). We have also experienced varying degrees of business disruptions resulting from the current macroeconomic environment, including global supply chain disruptions, inflationary pressures, ongoing military conflicts taking place in various parts of the world, and foreign currency volatility, among other factors.
Our operating performance for the three-month and nine-month periods ended December 28, 2024 as compared to the prior fiscal year periods reflected revenue increases of 10.8% and 6.3%, respectively, on a reported basis and 11.2% and 6.9%, respectively, on a constant currency basis, as defined within "Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition" below. Net revenues reflected growth across all of our reportable segments.
Our gross profit as a percentage of net revenues increased by 190 basis points to 68.4% during the three months ended December 28, 2024 and by 160 basis points to 68.5% during the nine months ended December 28, 2024, as compared to the prior fiscal year periods, primarily driven by favorable product, channel, and geographic mix, lower cotton costs, and average unit retail ("AUR") growth, partially offset by higher freight and other product costs.
Selling, general, and administrative ("SG&A") expenses as a percentage of net revenues during the three months ended December 28, 2024 declined by 30 basis points to 49.7% as compared to the prior fiscal year period, largely attributable to operating leverage on higher net revenues and our operational discipline, which more than offset increases across various expense categories, including compensation-related expenses, and geographic and channel mix resulting from growth of our international and retail businesses which typically carry higher operating expense margins. During the nine months ended December 28, 2024, SG&A expenses as a percentage of net revenues increased by 20 basis points to 53.4% as compared to the prior fiscal year period, largely attributable to geographic and channel mix, as well as increases across various expense categories, including higher marketing investments due to planned key campaign events and higher compensation-related expenses.
Net income increased by $20.8 million to $297.4 million during the three months ended December 28, 2024 as compared to the three months ended December 30, 2023, primarily due to a $72.0 million increase in our operating income, partially offset by a $33.1 million increase in our income tax provision and an $18.1 million increase in non-operating expense, net. Net income per diluted share increased by $0.47 to $4.66 per share during the three months ended December 28, 2024 as compared to the three months ended December 30, 2023, primarily driven by the higher level of net income and lower weighted-average diluted shares outstanding. Net income increased by $58.3 million to $613.9 million during the nine months ended December 28, 2024 as compared to the nine months ended December 30, 2023, primarily due to a $128.5 million increase in our operating income, partially offset by a $64.2 million increase in our income tax provision. Net income per diluted share increased by $1.26 to $9.57 per share during the nine months ended December 28, 2024 as compared to the nine months ended December 30, 2023, driven by the higher level of net income and lower weighted-average diluted shares outstanding.
Our operating results during the three months ended December 28, 2024 were negatively impacted by net restructuring-related charges and certain other charges (benefits) of $12.2 million, which had an after-tax effect of reducing net income by $10.5 million, or $0.16 per diluted share. During the three months ended December 30, 2023, our operating results were favorably impacted by net restructuring-related charges and certain other charges (benefits) of $0.2 million, which had an after-tax effect of increasing net income by $1.5 million, or $0.02 per diluted share. During the nine-month periods ended December 28, 2024 and December 30, 2023, our operating results were negatively impacted by net restructuring-related charges and certain other charges (benefits) totaling $38.0 million and $40.7 million, respectively, which had an after-tax effect of reducing net income by $30.7 million, or $0.48 per diluted share, and $30.2 million, or $0.45 per diluted share, respectively. Net income during the nine months ended December 30, 2023 also reflected an income tax benefit of $11.8 million, or $0.18 per diluted share, respectively, recorded in connection with non-recurring income tax events.
Financial Condition and Liquidity
We ended the third quarter of Fiscal 2025 in a net cash and short-term investments position (calculated as cash and cash equivalents, plus short-term investments, less total debt) of $1.001 billion, as compared to $642.7 million as of the end of Fiscal 2024. The increase in our net cash and short-term investments position was primarily due to our operating cash flows of $1.113 billion, partially offset by our use of cash to support Class A common stock repurchases of $404.6 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to make dividend payments of $150.1 million, to invest in our business through $136.3 million in capital expenditures, and the unfavorable effect of exchange rate changes of $40.9 million primarily related to our cash and cash equivalents.
Net cash provided by operating activities was $1.113 billion during the nine months ended December 28, 2024, as compared to $948.7 million during the nine months ended December 30, 2023. The net increase in cash provided by operating activities was due to an increase in net income before non-cash charges, as well as a net favorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period.
Our equity increased to $2.539 billion as of December 28, 2024 compared to $2.450 billion as of March 30, 2024 due to our comprehensive income and the net impact of stock-based compensation arrangements, partially offset by our share repurchase activity and dividends declared during the nine months ended December 28, 2024.
Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition
The comparability of our operating results for the three-month and nine-month periods ended December 28, 2024 and December 30, 2023 has been affected by certain events, including:
•pretax charges incurred in connection with our restructuring activities, as well as certain other benefits (charges), as summarized below (references to "Notes" are to the notes to the accompanying consolidated financial statements):

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
	(millions)
Restructuring and other charges, net (see Note 7)	$(12.2)	$(0.7)	$(38.0)	$(45.6)
Non-routine inventory benefits(a)	—	0.9	—	4.5
Non-routine bad debt expense reversals(b)	—	—	—	0.4
Total charges, net	$(12.2)	$0.2	$(38.0)	$(40.7)

(a)Non-routine inventory benefits are recorded within cost of goods sold in the consolidated statements of operations. The benefits recorded during the three months ended December 30, 2023 primarily related to reversals of amounts previously recognized in connection with delays in U.S. customs shipment reviews and approvals. The benefits recorded during the nine months ended December 30, 2023 primarily related to reversals of amounts previously recognized in connection with delays in U.S. customs shipment reviews and approvals (approximately $4 million) and the COVID-19 pandemic (approximately $1 million).
(b)Non-routine bad debt expense reversals are recorded within SG&A expenses in the consolidated statements of operations. The reversals recorded during the nine months ended December 30, 2023 primarily related to charges previously recognized in connection with the Russia-Ukraine war.
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

RESULTS OF OPERATIONS
Three Months Ended December 28, 2024 Compared to Three Months Ended December 30, 2023
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	December 28, 2024	December 30, 2023	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$2,143.5	$1,934.0	$209.5	10.8%
Cost of goods sold	(677.4)	(648.0)	(29.4)	4.5%
Gross profit	1,466.1	1,286.0	180.1	14.0%
Gross profit as % of net revenues	68.4%	66.5%		190 bps
Selling, general, and administrative expenses	(1,064.2)	(967.6)	(96.6)	10.0%
SG&A expenses as % of net revenues	49.7%	50.0%		(30 bps)
Restructuring and other charges, net	(12.2)	(0.7)	(11.5)	NM
Operating income	389.7	317.7	72.0	22.6%
Operating income as % of net revenues	18.2%	16.4%		180 bps
Interest expense	(11.6)	(10.6)	(1.0)	9.4%
Interest income	17.8	20.7	(2.9)	(14.1%)
Other income (expense), net	(12.2)	2.0	(14.2)	NM
Income before income taxes	383.7	329.8	53.9	16.4%
Income tax provision	(86.3)	(53.2)	(33.1)	62.7%
Effective tax rate(a)	22.5%	16.1%		640 bps
Net income	$297.4	$276.6	$20.8	7.5%
Net income per common share:
Basic	$4.76	$4.25	$0.51	12.0%
Diluted	$4.66	$4.19	$0.47	11.2%

(a)Effective tax rate is calculated by dividing the income tax provision by income before income taxes.
NM Not meaningful.
Net Revenues.    Net revenues increased by $209.5 million, or 10.8%, to $2.143 billion during the three months ended December 28, 2024 as compared to the three months ended December 30, 2023, reflecting growth across all of our reportable segments, partially offset by unfavorable foreign currency effects of $6.9 million. On a constant currency basis, net revenues increased by $216.4 million, or 11.2%.
The following table summarizes the percentage changes in our consolidated comparable store sales for the three months ended December 28, 2024 as compared to the prior fiscal year period:

% Change
Digital commerce	8%
Brick and mortar	13%
Total comparable store sales	12%

Our global average store count decreased by 21 stores and concession shops during the three months ended December 28, 2024 compared with the three months ended December 30, 2023, largely driven by strategic store closures in Asia and North America. The following table details our retail store presence by segment as of the periods presented:

	December 28, 2024	December 30, 2023
Freestanding Stores:
North America	228	237
Europe	103	105
Asia	248	228
Total freestanding stores	579	570

Concession Shops:
North America	1	1
Europe	29	27
Asia	649	679
Total concession shops	679	707
Total stores	1,258	1,277
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
Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the comparable prior fiscal year period, are provided below:

	Three Months Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	December 28, 2024	December 30, 2023	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$997.7	$933.3	$64.4	$(1.5)	$65.9	6.9%	7.1%
Europe	604.4	521.5	82.9	1.5	81.4	15.9%	15.6%
Asia	506.7	446.4	60.3	(6.8)	67.1	13.5%	15.0%
Other non-reportable segments	34.7	32.8	1.9	(0.1)	2.0	5.9%	6.0%
Total net revenues	$2,143.5	$1,934.0	$209.5	$(6.9)	$216.4	10.8%	11.2%
North America net revenues — Net revenues increased by $64.4 million, or 6.9%, during the three months ended December 28, 2024 as compared to the three months ended December 30, 2023. On a constant currency basis, net revenues increased by $65.9 million, or 7.1%.
The $64.4 million increase in North America net revenues was driven by:
•a $50.5 million increase related to our North America retail business. On a constant currency basis, net revenues increased by $51.8 million, reflecting an increase of $53.5 million in comparable store sales, partially offset by a decrease of $1.7 million in non-comparable store sales. The following table summarizes the percentage changes in comparable store sales related to our North America retail business:

% Change
Digital commerce	3%
Brick and mortar	10%
Total comparable store sales	8%
•a $13.9 million increase related to our North America wholesale business primarily driven by improved Fall sell-out trends and strong replenishment orders.

Europe net revenues — Net revenues increased by $82.9 million, or 15.9%, during the three months ended December 28, 2024 as compared to the three months ended December 30, 2023. On a constant currency basis, net revenues increased by $81.4 million, or 15.6%.
The $82.9 million increase in Europe net revenues was driven by:
•a $50.4 million increase related to our Europe retail business, inclusive of favorable foreign currency effects of $0.3 million. On a constant currency basis, net revenues increased by $50.1 million, reflecting increases of $49.5 million in comparable store sales and $0.6 million in non-comparable store sales. The following table summarizes the percentage changes in comparable store sales related to our Europe retail business:

% Change
Digital commerce	14%
Brick and mortar	18%
Total comparable store sales	17%
•a $32.5 million increase related to our Europe wholesale business largely driven by stronger re-order trends and a timing shift of inventory receipts from the second quarter of Fiscal 2025 into the third quarter, which more than offset planned reductions within the off-price wholesale channel.
Asia net revenues — Net revenues increased by $60.3 million, or 13.5%, during the three months ended December 28, 2024 as compared to the three months ended December 30, 2023. On a constant currency basis, net revenues increased by $67.1 million, or 15.0%.
The $60.3 million increase in Asia net revenues was driven by:
•a $65.1 million increase related to our Asia retail business, inclusive of unfavorable foreign currency effects of $7.0 million. On a constant currency basis, net revenues increased by $72.1 million, reflecting increases of $51.6 million in comparable store sales and $20.5 million in non-comparable store sales. The following table summarizes the percentage changes in comparable store sales related to our Asia retail business:

% Change
Digital commerce	29%
Brick and mortar	13%
Total comparable store sales	14%
This increase was partially offset by a $4.8 million decline related to our Asia wholesale business, largely driven by decreases in South Korea and Japan.
Gross Profit.    Gross profit increased by $180.1 million, or 14.0%, to $1.466 billion for the three months ended December 28, 2024, including unfavorable foreign currency effects of $3.4 million. Gross profit as a percentage of net revenues increased to 68.4% for the three months ended December 28, 2024 from 66.5% for the three months ended December 30, 2023. The 190 basis point increase was primarily driven by favorable product, channel, and geographic mix, lower cotton costs, and AUR growth, partially offset by higher freight and other product costs.
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

Selling, General, and Administrative Expenses.    SG&A expenses include costs relating to compensation and benefits, marketing and advertising, rent and occupancy, distribution, information technology, legal, depreciation and amortization, bad debt, and other selling and administrative costs. SG&A expenses increased by $96.6 million, or 10.0%, to $1.064 billion for the three months ended December 28, 2024, including favorable foreign currency effects of $3.4 million. SG&A expenses as a percentage of net revenues declined to 49.7% for the three months ended December 28, 2024 from 50.0% for the three months ended December 30, 2023. The 30 basis point improvement was largely attributable to operating leverage on higher net revenues and our operational discipline, which more than offset increases across various expense categories, including compensation-related expenses, and geographic and channel mix resulting from growth of our international and retail businesses which typically carry higher operating expense margins.
The $96.6 million increase in SG&A expenses was driven by:

Three Months Ended December 28, 2024 Compared to Three Months Ended December 30, 2023
(millions)
SG&A expense category:
Compensation-related expenses	$54.0
Rent and occupancy expenses	14.9
Marketing and advertising expenses	7.7
Selling-related expenses	5.2
Shipping and handling costs	4.2
Non-income-related taxes	3.5
Other	7.1
Total increase in SG&A expenses	$96.6
Restructuring and Other Charges, Net. During the three-month periods ended December 28, 2024 and December 30, 2023, we recorded restructuring charges of $1.6 million and $1.0 million, respectively, as well as other charges of $2.2 million and $4.7 million, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired. In addition, during the three months ended December 28, 2024, we recorded other charges of $9.1 million in connection with our Next Generation Transformation project (refer to "Recent Developments" for additional discussion) and other income of $0.7 million and $5.0 million during the three-month periods ended December 28, 2024 and December 30, 2023, respectively, related to consideration received from Regent, L.P. in connection with our previously sold Club Monaco business. See Note 7 to the accompanying consolidated financial statements.
Operating Income.    Operating income increased by $72.0 million, or 22.6%, to $389.7 million for the three months ended December 28, 2024. Foreign currency effects were inconsequential to operating income during the three months ended December 28, 2024. Additionally, our operating results included net restructuring-related charges and certain other charges (benefits), which had an unfavorable impact of $12.2 million during the three months ended December 28, 2024 and a favorable impact of $0.2 million during the three months ended December 30, 2023. Operating income as a percentage of net revenues was 18.2% for the three months ended December 28, 2024, reflecting a 180 basis point increase from the prior fiscal year period. The increase in operating income as a percentage of net revenues was primarily driven by the increase in our gross margin, as well as the decrease in SG&A expenses as a percentage of net revenues, partially offset by the higher net restructuring-related charges and certain other charges (benefits) recorded during the three months ended December 28, 2024 as compared to the prior fiscal year period, all as previously discussed.

Operating income and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the comparable prior fiscal year period, are provided below:

	Three Months Ended
	December 28, 2024		December 30, 2023
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$263.7	26.4%	$204.6	21.9%	$59.1	450 bps
Europe	168.8	27.9%	123.4	23.7%	45.4	420 bps
Asia	136.2	26.9%	108.2	24.2%	28.0	270 bps
Other non-reportable segments	30.1	86.8%	29.4	89.9%	0.7	(310 bps)
	598.8		465.6		133.2
Unallocated corporate expenses	(196.9)		(147.2)		(49.7)
Unallocated restructuring and other charges, net	(12.2)		(0.7)		(11.5)
Total operating income	$389.7	18.2%	$317.7	16.4%	$72.0	180 bps
North America operating margin improved by 450 basis points, primarily due to the favorable impact of approximately 460 basis points driven by an increase in gross margin and a decrease in SG&A expenses as a percentage of net revenues. This overall improvement in operating margin was partially offset by the unfavorable impact of 10 basis points attributable to the absence of non-routine inventory benefits during the three months ended December 28, 2024 as compared to those recorded during the prior fiscal year period.
Europe operating margin improved by 420 basis points, primarily due to the favorable impact of approximately 350 basis points driven by an increase in gross margin and a decrease in SG&A expenses as a percentage of net revenues. This overall improvement in operating margin also reflected favorable foreign currency effects of 70 basis points.
Asia operating margin improved by 270 basis points, primarily due to the favorable impact of approximately 320 basis points driven by a decline in SG&A expenses as a percentage of net revenues and an increase in gross margin. This overall improvement in operating margin was partially offset by unfavorable foreign currency effects of 50 basis points.
Unallocated corporate expenses increased by $49.7 million to $196.9 million during the three months ended December 28, 2024 as compared to the prior fiscal year. The increase in unallocated corporate expenses was due to higher compensation-related expenses of $26.5 million, lower intercompany sourcing commission of $9.2 million (which is offset at the segment level and eliminates in consolidation), higher non-income taxes of $3.3 million, and higher other expenses of $10.7 million.
Unallocated restructuring and other charges, net increased by $11.5 million to $12.2 million during the three months ended December 28, 2024, as previously discussed above and in Note 7 to the accompanying consolidated financial statements.
Non-operating Income (Expense), Net. Non-operating income (expense), net is comprised of interest expense, interest income, and other income (expense), net, which includes foreign currency gains (losses), equity in income (losses) from our equity-method investees, and other non-operating expenses. During the three months ended December 28, 2024, we reported non-operating expense, net, of $6.0 million as compared to non-operating income, net, of $12.1 million during the three months ended December 30, 2023. The $18.1 million increase in non-operating expense, net was primarily driven by higher net foreign currency losses of $7.9 million as compared to the prior fiscal year period and a $6.4 million investment write-down recorded during the three months ended December 28, 2024.

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
The income tax provision and effective tax rate for the three months ended December 28, 2024 were $86.3 million and 22.5%, respectively, as compared to $53.2 million and 16.1%, respectively, for the three months ended December 30, 2023. The $33.1 million increase in our income tax provision was primarily driven by a 640 basis point increase in our effective tax rate, as well as an increase in our pretax income. The increase in our effective tax rate was primarily due to the absence of a prior fiscal year favorable deferred tax adjustment related to a transaction entered into as part of a reorganization of the Company's corporate entity structure. See Note 8 to the accompanying consolidated financial statements.
Net Income.    Net income increased to $297.4 million for the three months ended December 28, 2024, from $276.6 million for the three months ended December 30, 2023. The $20.8 million increase in net income was due to the increases in our operating income, partially offset by increases in our income tax provision and non-operating expense, net, all as previously discussed. Additionally, our operating results during the three months ended December 28, 2024 were negatively impacted by net restructuring-related charges and certain other charges (benefits) of $12.2 million, which had an after-tax effect of reducing net income by $10.5 million. During the three months ended December 30, 2023, our operating results were favorably impacted by net restructuring-related charges and certain other charges (benefits) of $0.2 million, which had an after-tax effect of increasing net income by $1.5 million.
Net Income per Diluted Share.    Net income per diluted share increased to $4.66 for the three months ended December 28, 2024, from $4.19 for the three months ended December 30, 2023. The $0.47 per share increase was primarily driven by the higher level of net income, as previously discussed, and lower weighted-average diluted shares outstanding during the three months ended December 28, 2024 driven by our share repurchases during the last twelve months. Net income per diluted share for the three-month periods ended December 28, 2024 and December 30, 2023 were also negatively impacted by $0.16 per share and favorably impacted by $0.02 per share, respectively, attributable to net restructuring-related charges and certain other charges (benefits), as previously discussed.

Nine Months Ended December 28, 2024 Compared to Nine Months Ended December 30, 2023
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Nine Months Ended
	December 28, 2024	December 30, 2023	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$5,381.7	$5,063.5	$318.2	6.3%
Cost of goods sold	(1,694.1)	(1,675.4)	(18.7)	1.1%
Gross profit	3,687.6	3,388.1	299.5	8.8%
Gross profit as % of net revenues	68.5%	66.9%		160 bps
Selling, general, and administrative expenses	(2,872.5)	(2,693.9)	(178.6)	6.6%
SG&A expenses as % of net revenues	53.4%	53.2%		20 bps
Restructuring and other charges, net	(38.0)	(45.6)	7.6	(16.7%)
Operating income	777.1	648.6	128.5	19.8%
Operating income as % of net revenues	14.4%	12.8%		160 bps
Interest expense	(33.9)	(30.6)	(3.3)	10.9%
Interest income	55.8	52.2	3.6	6.8%
Other expense, net	(10.6)	(4.3)	(6.3)	140.7%
Income before income taxes	788.4	665.9	122.5	18.4%
Income tax provision	(174.5)	(110.3)	(64.2)	58.4%
Effective tax rate(a)	22.1%	16.6%		550 bps
Net income	$613.9	$555.6	$58.3	10.5%
Net income per common share:
Basic	$9.78	$8.48	$1.30	15.3%
Diluted	$9.57	$8.31	$1.26	15.2%

(a)Effective tax rate is calculated by dividing the income tax provision by income before income taxes.
Net Revenues.    Net revenues increased by $318.2 million, or 6.3%, to $5.382 billion during the nine months ended December 28, 2024 as compared to the nine months ended December 30, 2023, reflecting growth across all of our reportable segments, partially offset by unfavorable foreign currency effects of $32.2 million. On a constant currency basis, net revenues increased by $350.4 million, or 6.9%.
The following table summarizes the percentage changes in our consolidated comparable store sales for the nine months ended December 28, 2024 as compared to the prior fiscal year period:

% Change
Digital commerce	7%
Brick and mortar	10%
Total comparable store sales	9%
Our global average store count decreased by 18 stores and concession shops during the nine months ended December 28, 2024 compared with the nine months ended December 30, 2023, largely driven by strategic store closures in Asia and North America.

Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the comparable prior fiscal year period, are provided below:

	Nine Months Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	December 28, 2024	December 30, 2023	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$2,345.4	$2,282.8	$62.6	$(2.4)	$65.0	2.7%	2.8%
Europe	1,649.4	1,498.8	150.6	3.5	147.1	10.0%	9.8%
Asia	1,277.8	1,172.3	105.5	(33.2)	138.7	9.0%	11.8%
Other non-reportable segments	109.1	109.6	(0.5)	(0.1)	(0.4)	(0.4%)	(0.4%)
Total net revenues	$5,381.7	$5,063.5	$318.2	$(32.2)	$350.4	6.3%	6.9%
North America net revenues — Net revenues increased by $62.6 million, or 2.7%, during the nine months ended December 28, 2024 as compared to the nine months ended December 30, 2023. On a constant currency basis, net revenues increased by $65.0 million, or 2.8%.
The $62.6 million increase in North America net revenues was driven by:
•an $85.7 million increase related to our North America retail business. On a constant currency basis, net revenues increased by $87.7 million, reflecting increases of $83.3 million in comparable store sales and $4.4 million in non-comparable store sales. The following table summarizes the percentage changes in comparable store sales related to our North America retail business:

% Change
Digital commerce	—%
Brick and mortar	8%
Total comparable store sales	6%
This increase was partially offset by a $23.1 million decline related to our North America wholesale business primarily driven by planned reductions within the off-price wholesale channel.
Europe net revenues — Net revenues increased by $150.6 million, or 10.0%, during the nine months ended December 28, 2024 as compared to the nine months ended December 30, 2023. On a constant currency basis, net revenues increased by $147.1 million, or 9.8%.
The $150.6 million increase in Europe net revenues was driven by:
•a $103.3 million increase related to our Europe retail business, inclusive of favorable foreign currency effects of $0.9 million. On a constant currency basis, net revenues increased by $102.4 million, reflecting increases of $99.8 million in comparable store sales and $2.6 million in non-comparable store sales. The following table summarizes the percentage changes in comparable store sales related to our Europe retail business:

% Change
Digital commerce	14%
Brick and mortar	14%
Total comparable store sales	14%
•a $47.3 million increase related to our Europe wholesale business largely driven by stronger re-order trends more than offsetting planned reductions within the off-price wholesale channel.

Asia net revenues — Net revenues increased by $105.5 million, or 9.0%, during the nine months ended December 28, 2024 as compared to the nine months ended December 30, 2023. On a constant currency basis, net revenues increased by $138.7 million, or 11.8%.
The $105.5 million increase in Asia net revenues was driven by:
•a $121.9 million increase related to our Asia retail business, inclusive of unfavorable foreign currency effects of $31.9 million. On a constant currency basis, net revenues increased by $153.8 million, reflecting increases of $107.0 million in comparable store sales and $46.8 million in non-comparable store sales. The following table summarizes the percentage changes in comparable store sales related to our Asia retail business:

% Change
Digital commerce	24%
Brick and mortar	10%
Total comparable store sales	11%
This increase was partially offset by a $16.4 million decline related to our Asia wholesale business, largely driven by decreases in South Korea and Japan.
Gross Profit.    Gross profit increased by $299.5 million, or 8.8%, to $3.688 billion for the nine months ended December 28, 2024, including unfavorable foreign currency effects of $30.5 million. Gross profit as a percentage of net revenues increased to 68.5% for the nine months ended December 28, 2024 from 66.9% for the nine months ended December 30, 2023. The 160 basis point increase was primarily driven by favorable product, channel, and geographic mix, lower cotton costs, and AUR growth, partially offset by higher freight and other product costs.
Selling, General, and Administrative Expenses.    SG&A expenses increased by $178.6 million, or 6.6%, to $2.873 billion for the nine months ended December 28, 2024, including favorable foreign currency effects of $15.7 million. SG&A expenses as a percentage of net revenues increased to 53.4% for the nine months ended December 28, 2024 from 53.2% for the nine months ended December 30, 2023. The 20 basis point increase was largely attributable to geographic and channel mix resulting from growth of our international and retail businesses which typically carry higher operating expense margins, as well as increases across various expense categories, including higher marketing investments due to planned key campaign events and higher compensation related expenses.
The $178.6 million increase in SG&A expenses was driven by:

Nine Months Ended December 28, 2024 Compared to Nine Months Ended December 30, 2023
(millions)
SG&A expense category:
Compensation-related expenses	$79.3
Marketing and advertising expenses	41.7
Rent and occupancy expenses	22.9
Non-income-related taxes	15.6
Selling-related expenses	12.2
Other	6.9
Total increase in SG&A expenses	$178.6
Restructuring and Other Charges, Net. During the nine-month periods ended December 28, 2024 and December 30, 2023, we recorded net restructuring charges of $13.9 million and $38.3 million, respectively, primarily consisting of severance and benefits costs, as well as other charges of $9.1 million and $14.3 million, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations in connection with our restructuring activities for which the related lease agreements have not yet expired. In addition, during the nine months ended December 28, 2024, we recorded other charges of $17.1 million in connection with our Next Generation Transformation project (refer to "Recent Developments" for additional discussion) and recorded other income of $2.1 million and $7.0 million during the nine-month periods ended December 28, 2024 and December 30, 2023, respectively, related to consideration received from Regent, L.P. in connection with our previously sold Club Monaco business. See Note 7 to the accompanying consolidated financial statements.
Operating Income.   Operating income increased by $128.5 million, or 19.8%, to $777.1 million for the nine months ended December 28, 2024, reflecting unfavorable foreign currency effects of $14.8 million. Our operating results during the nine-month periods ended December 28, 2024 and December 30, 2023 were negatively impacted by net restructuring-related charges and certain other charges (benefits) totaling $38.0 million and $40.7 million, respectively. Operating income as a percentage of net revenues was 14.4% for the nine months ended December 28, 2024, reflecting a 160 basis point increase from the prior fiscal year period. The increase in operating income as a percentage of net revenues was primarily driven by the increase in our gross margin, as well as lower net restructuring-related charges and certain other charges (benefits) recorded during the nine months ended December 28, 2024 as compared to the prior fiscal year period, partially offset by the slight increase in SG&A expenses as a percentage of net revenues, all as previously discussed.
Operating income and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the comparable prior fiscal year period, are provided below:

	Nine Months Ended
	December 28, 2024		December 30, 2023
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$505.4	21.6%	$440.1	19.3%	$65.3	230 bps
Europe	435.3	26.4%	353.0	23.6%	82.3	280 bps
Asia	329.7	25.8%	269.9	23.0%	59.8	280 bps
Other non-reportable segments	93.2	85.5%	97.3	88.9%	(4.1)	(340 bps)
	1,363.6		1,160.3		203.3
Unallocated corporate expenses	(548.5)		(466.1)		(82.4)
Unallocated restructuring and other charges, net	(38.0)		(45.6)		7.6
Total operating income	$777.1	14.4%	$648.6	12.8%	$128.5	160 bps
North America operating margin improved by 230 basis points, primarily due to the favorable impact of approximately 250 basis points driven by an increase in gross margin and a decrease in SG&A expense as a percentage of net revenues. This overall improvement in operating margin was partially offset by the unfavorable impact of 20 basis points attributable to the absence of non-routine inventory benefits during the nine months ended December 28, 2024 as compared to those recorded during the prior fiscal year period.
Europe operating margin improved by 280 basis points, primarily due to the favorable impact of approximately 300 basis points driven by an increase in gross margin and a decrease in SG&A expenses as a percentage of net revenues, as well as favorable foreign currency effects of 10 basis points. This overall improvement in operating margin was partially offset by the unfavorable impact of 20 basis points attributable to channel mix, as well as the unfavorable impact of 10 basis points attributable to the absence of non-routine bad debt expense reversals during the nine months ended December 28, 2024 as compared to those recorded during the prior fiscal year period.
Asia operating margin improved by 280 basis points, primarily due to the favorable impact of approximately 360 basis points largely driven by a decline in SG&A expenses as a percentage of net revenues and an increase in gross margin. This overall improvement in operating margin was partially offset by unfavorable foreign currency effects of 50 basis points and the unfavorable impact of approximately 30 basis points attributable to channel mix.
Unallocated corporate expenses increased by $82.4 million to $548.5 million during the nine months ended December 28, 2024 as compared to the prior fiscal year. The increase in unallocated corporate expenses was due to higher compensation-related expenses of $35.5 million, higher marketing and advertising expenses of $15.6 million, higher non-income taxes of $15.4 million, lower intercompany sourcing commission of $11.2 million (which is offset at the segment level and eliminates in consolidation), and higher other expenses of $17.4 million, partially offset by lower rent and occupancy expenses of $12.7 million.

Unallocated restructuring and other charges, net decreased by $7.6 million to $38.0 million during the nine months ended December 28, 2024, as previously discussed above and in Note 7 to the accompanying consolidated financial statements.
Non-operating Income (Expense), Net. During the nine months ended December 28, 2024, we reported non-operating income, net of $11.3 million as compared to $17.3 million during the nine months ended December 30, 2023. The $6.0 million net decrease in non-operating income, net was primarily driven by an investment write-down recorded during the nine months ended December 28, 2024.
Income Tax Provision.    The income tax provision and effective tax rate for the nine months ended December 28, 2024 were $174.5 million and 22.1%, respectively, compared to $110.3 million and 16.6%, respectively, for the nine months ended December 30, 2023. The $64.2 million increase in our income tax provision was primarily driven by an increase in our pretax income, as well as a 550 basis point increase in our effective tax rate. The increase in our effective tax rate was due to the absence of prior year favorable adjustments related to the accrual of deferred tax assets in connection with a transaction entered into as part of a reorganization of the Company's corporate entity structure, and revaluation of deferred tax assets as a result of tax rate changes enacted in the prior year period, partially offset by a current year favorable adjustment related to the revaluation of a deferred tax liability on foreign earnings. The increase in our effective tax rate was also due to the absence of a one-time tax benefit of $11.8 million recorded during the second quarter of Fiscal 2024 in connection with Swiss tax reform and the European Union's anti-tax avoidance directive, which lowered our prior fiscal year period effective tax rate by 170 basis points. See Note 8 to the accompanying consolidated financial statements.
Net Income.    Net income increased to $613.9 million for the nine months ended December 28, 2024, from $555.6 million for the nine months ended December 30, 2023. The $58.3 million increase in net income was primarily due to the increase in our operating income, partially offset by an increase in our income tax provision, both as previously discussed. Our operating results during the nine-month periods ended December 28, 2024 and December 30, 2023 were negatively impacted by net restructuring-related charges and certain other charges (benefits) totaling $38.0 million and $40.7 million, respectively, which had an after-tax effect of reducing net income by $30.7 million and $30.2 million, respectively. Net income during the nine months ended December 30, 2023 also reflected an income tax benefit of $11.8 million recorded in connection with Swiss tax reform and the European Union's anti-tax avoidance directive, as previously discussed.
Net Income per Diluted Share.    Net income per diluted share increased to $9.57 for the nine months ended December 28, 2024, from $8.31 for the nine months ended December 30, 2023. The $1.26 per share increase was primarily driven by the higher level of net income, as previously discussed, and lower weighted-average diluted shares outstanding during the nine months ended December 28, 2024 driven by our share repurchases during the last twelve months. Net income per diluted share for the nine-month periods ended December 28, 2024 and December 30, 2023 were also negatively impacted by $0.48 per share and $0.45 per share, respectively, attributable to net restructuring-related charges and certain other charges (benefits), as previously discussed. Net income per diluted share during the nine months ended December 30, 2023 was also favorably impacted by $0.18 due to an income tax benefit recorded in connection with Swiss tax reform and the European Union's anti-tax avoidance directive, as previously discussed.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of December 28, 2024 and March 30, 2024:

	December 28, 2024	March 30, 2024	$ Change
	(millions)
Cash and cash equivalents	$1,940.2	$1,662.2	$278.0
Short-term investments	203.0	121.0	82.0
Current portion of long-term debt(a)	(399.5)	—	(399.5)
Long-term debt(a)	(742.6)	(1,140.5)	397.9
Net cash and short-term investments	$1,001.1	$642.7	$358.4
Equity	$2,539.2	$2,450.3	$88.9

(a)See Note 9 to the accompanying consolidated financial statements for discussion of the carrying values of our debt.
The increase in our net cash and short-term investments position at December 28, 2024 as compared to March 30, 2024 was primarily due to our operating cash flows of $1.113 billion, partially offset by our use of cash to support Class A common stock repurchases of $404.6 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to make dividend payments of $150.1 million, to invest in our business through $136.3 million in capital expenditures, and the unfavorable effect of exchange rate changes of $40.9 million primarily related to our cash and cash equivalents.
The increase in our equity was attributable to our comprehensive income and the net impact of stock-based compensation arrangements, partially offset by our share repurchase activity and dividends declared during the nine months ended December 28, 2024.
Cash Flows
The following table details our cash flows for the nine-month periods ended December 28, 2024 and December 30, 2023:

	Nine Months Ended
	December 28, 2024	December 30, 2023	$ Change
	(millions)
Net cash provided by operating activities	$1,112.9	$948.7	$164.2
Net cash used in investing activities	(224.4)	(204.2)	(20.2)
Net cash used in financing activities	(571.2)	(491.8)	(79.4)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(40.9)	22.5	(63.4)
Net increase in cash, cash equivalents, and restricted cash	$276.4	$275.2	$1.2
Net Cash Provided by Operating Activities.    Net cash provided by operating activities was $1.113 billion during the nine months ended December 28, 2024, as compared to $948.7 million during the nine months ended December 30, 2023. The $164.2 million net increase in cash provided by operating activities was due to an increase in net income before non-cash charges, as well as a net favorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period.
The net favorable change related to our operating assets and liabilities, including our working capital, was primarily driven by:
•a favorable change in our accounts payable driven by the timing of cash payments, as well as a net favorable change in accrued liabilities largely driven by the timing of accrued inventory and accrued payroll and benefits resulting from anticipated higher bonus achievement levels, partially offset by our restructuring reserve due to a decrease in restructuring charges recorded during the current fiscal year period as compared to the prior fiscal year period.
This increase related to our operating assets and liabilities was partially offset by:
•an unfavorable change in inventory driven by higher in-transit inventory, as well as higher product and freight costs.
Net Cash Used in Investing Activities.    Net cash used in investing activities was $224.4 million during the nine months ended December 28, 2024, as compared to $204.2 million during the nine months ended December 30, 2023. The $20.2 million net increase in cash used in investing activities was primarily driven by:
•an $11.4 million increase in capital expenditures. During the nine months ended December 28, 2024, we spent $136.3 million on capital expenditures, as compared to $124.9 million during the nine months ended December 30, 2023. Our capital expenditures during the nine months ended December 28, 2024 primarily related to store openings and renovations, as well as enhancements to our information technology systems; and
•an $11.0 million increase in purchases of investments, less proceeds from sales and maturities of investments. During the nine months ended December 28, 2024, we made net investment purchases of $89.3 million, as compared to $78.3 million during the nine months ended December 30, 2023.
Over the course of Fiscal 2025, we expect to spend approximately $200 million to $250 million on capital expenditures primarily related to store opening and renovations, as well as enhancements to our information technology systems and corporate office renovations.
Net Cash Used in Financing Activities.    Net cash used in financing activities was $571.2 million during the nine months ended December 28, 2024, as compared to $491.8 million during the nine months ended December 30, 2023. The $79.4 million net increase in cash used in financing activities was primarily driven by:
•a $75.8 million increase in cash used to repurchase shares of our Class A common stock. During the nine months ended December 28, 2024, we used $348.5 million to repurchase shares of our Class A common stock pursuant to our common stock repurchase program, and an additional $56.1 million in shares of our Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our long-term stock incentive plans. On a comparative basis, during the nine months ended December 30, 2023, we used $277.7 million to repurchase shares of our Class A common stock pursuant to our common stock repurchase program, and an additional $51.1 million in shares of our Class A common stock were surrendered or withheld for taxes.
Sources of Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, our available cash and cash equivalents and short-term investments, availability under our credit and overdraft facilities and commercial paper program, and other available financing options.
During the nine months ended December 28, 2024, we generated $1.113 billion of net cash flows from our operations. As of December 28, 2024, we had $2.143 billion in cash, cash equivalents, and short-term investments, of which $1.370 billion were held by our subsidiaries domiciled outside the U.S. We are not dependent on foreign cash to fund our domestic operations. Undistributed foreign earnings generated on or before December 31, 2017 that were subject to the one-time mandatory transition tax in connection with U.S. tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA") are not considered to be permanently reinvested and may be repatriated to the U.S. in the future with minimal or no additional U.S. taxation. We intend to permanently reinvest undistributed foreign earnings generated after December 31, 2017 that were not subject to the one-time mandatory transition tax. However, if our plans change and we choose to repatriate post-2017 earnings to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.

The following table presents the total availability, borrowings outstanding, and remaining availability under our credit and overdraft facilities and Commercial Paper Program as of December 28, 2024:

	December 28, 2024
Description(a)	Total Availability	Borrowings Outstanding		Remaining Availability
	(millions)
Global Credit Facility and Commercial Paper Program(b)	$750	$11	(c)	$739
Pan-Asia Credit Facilities	33	—		33
Japan Overdraft Facility	32	—		32

(a)As defined in Note 9 to the accompanying consolidated financial statements.
(b)Borrowings under the Commercial Paper Program are supported by the Global Credit Facility. Accordingly, we do not expect combined borrowings outstanding under the Commercial Paper Program and the Global Credit Facility to exceed $750 million.
(c)Represents outstanding letters of credit for which we were contingently liable under the Global Credit Facility as of December 28, 2024.
We believe that the Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of December 28, 2024, there were seven financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 20%. In accordance with the terms of the agreement, we have the ability to expand our borrowing availability under the Global Credit Facility to $1.500 billion through the full term of the facility, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments.
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
Supplier Finance Program
We support a voluntary supplier finance program which provides certain of our inventory suppliers the opportunity, at their sole discretion, to sell their receivables due from us (which are generally due within 90 days) to a participating financial institution in exchange for receipt of a discounted payment amount made earlier than the payment term stipulated between us and the supplier. Our vendor payment terms and amounts due are not impacted by a supplier's decision to participate in the program. We have not pledged any assets and do not provide guarantees under the supplier finance program. Our payment obligations outstanding under our supplier finance program were $216.2 million and $129.2 million as of December 28, 2024 and March 30, 2024, respectively, and were recorded within accounts payable in the consolidated balance sheets.

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
The Global Credit Facility contains a number of covenants, as described in Note 9 to the accompanying consolidated financial statements. As of December 28, 2024, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility. The Pan-Asia Borrowing Facilities do not contain any financial covenants.
See Note 9 to the accompanying consolidated financial statements and Note 11 of the Fiscal 2024 10-K for additional information relating to our debt and covenant compliance.
Common Stock Repurchase Program
On February 2, 2022, our Board of Directors approved an expansion of our existing common stock repurchase program that allowed us to repurchase up to an additional $1.500 billion of our Class A common stock, excluding related excise taxes. As of December 28, 2024, the remaining availability under our Class A common stock repurchase program was approximately $428 million. Repurchases of shares of our Class A common stock are subject to overall business and market conditions.
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
Given our use of derivative instruments, we are exposed to the risk that the counterparties to such contracts will fail to meet their contractual obligations. To mitigate such counterparty credit risk, it is our policy to only enter into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. Our established policies and procedures for mitigating credit risk include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties, when possible, to further mitigate credit risk. As a result of the above considerations, we do not believe that we are exposed to undue concentration of counterparty risk with respect to our derivative contracts as of December 28, 2024. However, we do have in aggregate $62.0 million of derivative instruments in net asset positions held across eight creditworthy financial institutions.
Foreign Currency Risk Management
We manage our exposure to changes in foreign currency exchange rates using forward foreign currency exchange and cross-currency swap contracts. Refer to Note 11 to the accompanying consolidated financial statements for a summary of the notional amounts and fair values of our outstanding forward foreign currency exchange and cross-currency swap contracts, as well as the impact on earnings and other comprehensive income of such instruments as of December 28, 2024.
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
Investment Risk Management
As of December 28, 2024, we had cash and cash equivalents on-hand of $1.940 billion, consisting of deposits in interest bearing accounts, investments in money market deposit accounts, and investments in time deposits with original maturities of 90 days or less. Our other significant investments included $203.0 million of short-term investments, consisting of investments in time deposits with original maturities greater than 90 days.
We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed in Note 3 to the accompanying consolidated financial statements. Our investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in our investment policy. See Note 11 to the accompanying consolidated financial statements for further detail of the composition of our investment portfolio as of December 28, 2024.
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
We carried out an evaluation based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our principal executive and principal financial officers have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of December 28, 2024.
There has been no change in the Company's internal control over financial reporting during the fiscal quarter ended December 28, 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
No shares of the Company's Class B common stock were converted into Class A common stock during the three months ended December 28, 2024.
(b)     Not Applicable
(c)Stock Repurchases
The following table sets forth the repurchases of shares of the Company's Class A common stock during the three months ended December 28, 2024:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(a)
					(millions)
September 29, 2024 to October 26, 2024	—		$—	—	$502
October 27, 2024 to November 30, 2024	145,162		206.72	145,162	472
December 1, 2024 to December 28, 2024	196,606	(b)	225.51	193,940	428
	341,768			339,102

(a)Repurchases of shares of the Company's Class A common stock are subject to overall business and market conditions.
(b)Includes 2,666 shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.
Item 5.    Other Information.
During the three months ended December 28, 2024, none of our directors or officers (as defined in Item 408 of Regulation S-K of the Securities Exchange Act) adopted or terminated "Rule 10b5-1 trading arrangements" (as defined in Item 408 of Regulation S-K of the Exchange Act) other than Patrice Louvet, President and Chief Executive Officer, who adopted a new Rule 10b5-1 trading arrangement on December 3, 2024. Mr. Louvet's trading arrangement provides for the sale of up to an aggregate of 22,357 shares of Class A common stock until June 13, 2025.
There were no "non-Rule 10b5-1 trading arrangements" (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted or terminated during the three months ended December 28, 2024 by our directors and officers.

Item 6.    Exhibits.

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1/A (File No. 333-24733) filed June 10, 1997)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Form 8-K filed August 16, 2011)
3.3	Fifth Amended and Restated By-Laws of the Company (filed as Exhibit 3.3 to the Form 10-K filed May 23, 2024)
10.1	Employment Agreement, dated January 20, 2025, between the Company and Robert Ranftl (filed as Exhibit 10.1 to the Form 8-K filed January 20, 2025)†
31.1*	Certification of Principal Executive Officer pursuant to 17 CFR 240.13a-14(a)
31.2*	Certification of Principal Financial Officer pursuant to 17 CFR 240.13a-14(a)
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: February 6, 2025

