Form 10-K
period 2025-03-29
RALPH LAUREN CORP
filed 2025-05-22
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended March 29, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).          Yes ☐ No ☑
The aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant was approximately $7.762 billion as of September 27, 2024, the last business day of the registrant's most recently completed second fiscal quarter based on the closing price of the common stock on the New York Stock Exchange.
At May 16, 2025, 38,442,532 shares of the registrant's Class A common stock, $.01 par value and 21,881,276 shares of the registrant's Class B common stock, $.01 par value were outstanding.
Part III incorporates by reference information from certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended March 29, 2025.

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
•the impact to our business resulting from the potential imposition of additional tariffs, duties, or taxes, changes to existing trade agreements, and other charges or barriers to trade, including those recently announced by the U.S. and any responding retaliatory actions implemented by impacted countries, and any related impact to global stock markets, foreign currency exchange rates, and existing inflationary pressures, as well as our ability to implement mitigating sourcing strategies;
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
•our ability to achieve our goals regarding citizenship and sustainability practices, including those related to climate change, our human capital, and our supply chain, or if our stakeholders disagree with such goals;
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
•a variety of legal, regulatory, tax, political, and economic risks, including risks related to the importation, exportation, and traceability and transparency of products which our operations are currently subject to, or may become subject to as a result of potential changes in legislation, and other risks associated with our international operations, such as compliance with the Foreign Corrupt Practices Act or violations of other anti-bribery and corruption laws prohibiting improper payments, and the burdens of complying with a variety of foreign laws and regulations, including tax laws, trade and labor restrictions, and related laws that may reduce the flexibility of our business;

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
In this Form 10-K, references to "Ralph Lauren," "ourselves," "we," "our," "us," and the "Company" refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. Due to the collaborative and ongoing nature of our relationships with our licensees, such licensees are sometimes referred to in this Form 10-K as "licensing alliances." Our fiscal year ends on the Saturday closest to March 31. All references to "Fiscal 2026" represent the 52-week fiscal year ending March 28, 2026. All references to "Fiscal 2025" represent the 52-week fiscal year ended March 29, 2025. All references to "Fiscal 2024" represent the 52-week fiscal year ended March 30, 2024. All references to "Fiscal 2023" represent the 52-week fiscal year ended April 1, 2023.
PART I
Item 1.    Business.
General
Founded in 1967 by Mr. Ralph Lauren, we are a global leader in the design, marketing, and distribution of luxury lifestyle products, including apparel, footwear & accessories, home, fragrances, and hospitality. For nearly 60 years, Ralph Lauren has sought to inspire the dream of a better life through authenticity and timeless style. Our long-standing reputation and distinctive image have been developed across a wide range of products, brands, distribution channels, and international markets. We believe that our global reach, breadth of lifestyle product offerings, and multi-channel distribution network are unique among luxury and apparel companies.
We diversify our business by geography (North America, Europe, and Asia, among other regions) and channel of distribution (retail, wholesale, and licensing). This allows us to maintain a dynamic balance as our operating results do not depend solely on the performance of any single geographic area or channel of distribution. We sell directly to consumers through our integrated retail channel, which includes our retail stores, concession-based shop-within-shops, and digital commerce operations around the world. Our wholesale sales are made principally to major department stores, specialty stores, and third-party digital partners around the world, as well as to certain third-party-owned stores to which we have licensed the right to operate in defined geographic territories using our trademarks. In addition, we license to third parties for specified periods the right to access our various trademarks in connection with the licensees' manufacture and sale of designated products, such as certain apparel categories, eyewear, fragrances, and home furnishings.
We organize our business into the following three reportable segments: North America, Europe, and Asia. In addition to these reportable segments, we also have other non-reportable segments. See "Our Segments" for further discussion of our segment reporting structure.
Our global reach is extensive, as we sell directly to customers throughout the world via our 564 retail stores and 671 concession-based shop-within-shops, as well as through our own digital commerce sites and those of various third-party digital partners. Merchandise is also available through our wholesale distribution channels at over 9,400 doors worldwide, the majority in specialty stores, as well as through the digital commerce sites of many of our wholesale customers. In addition to our directly-operated stores and shops, our international licensing partners operate 116 stores.
We have been controlled by the Lauren family since the founding of our Company. As of March 29, 2025, Mr. R. Lauren, or entities controlled by the Lauren family, held approximately 85% of the voting power of the Company's outstanding common stock.
Objectives and Opportunities
Our purpose is to inspire the dream of a better life through authenticity and timeless style. We believe that our size and the global scope of our operations provide us with design, sourcing, and distribution synergies across our business. Our core strengths include a portfolio of luxury lifestyle products spanning across five categories: apparel, footwear & accessories, home, fragrances, and hospitality; a well-diversified global multi-channel distribution network; an investment philosophy supported by a strong balance sheet; and an experienced management team. Despite the various risks and uncertainties associated with the current global economic environment, as discussed further in Item 7 — "Management's Discussion and Analysis of Financial Condition and Results of Operations — Global Economic Conditions and Industry Trends," we believe our core strengths will allow us to effectively execute our long-term growth strategy.
During our September 2022 Investor Day, we introduced our current 3-year long-term growth strategy for Fiscal 2023 to Fiscal 2025, which is presented below:
Our next Investor Day will be held in September 2025, during which we will present our latest long-term growth strategy.

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
1.Create with Intent
•Integrated Circularity — Our ethos of timelessness has always guided our creative vision. Today, we continue to deepen this philosophy and are evolving the way our products are designed, made, used, and recirculated. From empowering our designers with circular principles, to using materials that are sustainably sourced or recycled, our approach is designed to lessen our environmental impact.
•Sustainable Materials — Our iconic products are designed to be timeless and intended to be worn for generations. With this in mind, we choose our materials thoughtfully to ensure high-quality and durability. We are committed to using materials in ways that not only help our products live on, but also to help reduce environmental impact, protect biodiversity and animal welfare, support livelihoods, and improve the traceability of raw materials.
•Design with Intent — Since our founding, Ralph Lauren has been inspired by the beautiful and interconnected histories, arts, crafts, and cultures that make up the fabric of America. We are on a journey to evolve from inspiration to collaboration with communities that inspire us, which includes taking meaningful steps to be more inclusive throughout our business, from how we design to how products go to market. At its core, our Design with Intent function is about making sure the products we create and the stories we tell are authentic expressions of heritage, which is foundational to our timeless brand.
•Value Chain for Impact — To build a resilient and responsible supply chain, we are continuing to increase the transparency and traceability of our full value chain, strengthen our relationships with suppliers, and identify areas for improvement. We work with our suppliers to respect human rights and promote environmental sustainability.
2.Protect the Environment
•Climate — Significant reductions to global greenhouse gas ("GHG") emissions are collectively needed so we can protect and preserve the natural resources on which we depend. That is why we have committed to near-term and long-term targets to reduce absolute GHG emissions across our operations and supply chain.
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
•Waste Management — We are committed to conserving natural resources by managing waste responsibly. We work to minimize waste in our operations and divert waste from landfills and incineration through donation, reuse, and recycling. Our goal is continued improvement as we incorporate "zero waste" principles throughout our business practices.
•Chemical Management — We are committed to monitoring and reducing hazardous chemical use and discharge from our supply chain.
•Biodiversity — Our business depends on critical resources such as freshwater and essential raw materials, and climate change and biodiversity loss are closely intertwined. As ecosystems are increasingly threatened, we are committed to leveraging science to build an in-depth understanding of our current impacts on biodiversity.

3.Champion Better Lives
•Belonging & Equity — We believe a diversity of backgrounds, skills, and experiences of our employees and our culture of inclusivity drive innovation and creativity. We are committed to further strengthening a sense of belonging and equal opportunities for all. Our strategy is guided by three focus areas — Talent, Engagement, and Learning — and is designed to create a culture of belonging, enable open dialogue, amplify all perspectives, and continue to grow and advance our best-in-class talent.
•Employee Well-being — Our people drive our success and we are dedicated to supporting the physical, emotional, social, and financial needs of our employees and their families to help them thrive. To do so, we are focused on employee wellness, engagement, learning and development, and compensation and benefits.
•Community Engagement and Philanthropy — We seek to make the dream of a better life a reality in communities across the globe through contributions and actions that create positive social and environmental impact. The two main drivers of our giving efforts are through the Company's Social and Community Impact department and donations to The Ralph Lauren Corporate Foundation.
•Rights and Empowerment in the Supply Chain — We are committed to conducting our global operations ethically with respect for the dignity of all people who make our products. To support this, we work with our suppliers to build capacity, with workers to empower them, and with industry partners to collaborate for positive change. Our comprehensive approach integrates risk assessment, monitoring, remediation, capability building, stakeholder engagement, life skills programs and empowerment opportunities for factory workers.
Our most recently published Global Citizenship & Sustainability Report covering Fiscal 2024 may be found on our corporate website at https://corporate.ralphlauren.com/citizenship-and-sustainability. Our Global Citizenship & Sustainability Report covering Fiscal 2025 is expected to be released in September 2025. The content of our sustainability reports is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC. See Item 1A — "Risk Factors — Risks Related to Citizenship and Sustainability Issues."
Recent Developments
Next Generation Transformation Project
We are in the early stages of executing a large-scale multi-year global project that is expected to significantly transform the way in which we operate our business and further enable our long-term strategic pivot towards a global direct-to-consumer-oriented model (the "Next Generation Transformation project" or "NGT project"). The NGT project will be completed in phases and involves the redesigning of certain end-to-end processes and the implementation of a suite of technology systems on a global scale. Such efforts are expected to result in significant process improvements and the creation of synergies across core areas of operations, including merchandise buying and planning, procurement, inventory management, retail and wholesale operations, and financial planning and reporting, better enabling us to optimize inventory levels and increase the speed with which we react to changes in consumer demand across markets, among other benefits.
In connection with the preliminary phase of the NGT project, we incurred other charges of $25.2 million and $5.1 million during Fiscal 2025 and Fiscal 2024, respectively, which were recorded within restructuring and other charges, net in the consolidated statements of operations.
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
•Footwear & Accessories — Our range of footwear & accessories encompasses men's, women's, and children's, including casual shoes, dress shoes, boots, sneakers, sandals, eyewear, watches, fashion and fine jewelry, scarves, hats, gloves, umbrellas, and leather goods, including handbags, luggage, small leather goods, and belts, which are sold under our Ralph Lauren Collection, Ralph Lauren Purple Label, Double RL, Polo Ralph Lauren, Lauren Ralph Lauren, RLX Ralph Lauren, Polo Ralph Lauren Children, and Chaps brands.
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
•Hospitality — Continuing to engage our consumers with experiential and unique expressions of the brand, our hospitality portfolio is a natural extension of the World of Ralph Lauren as expressed through the culinary arts. Ralph Lauren's global hospitality collection is comprised of our restaurants including The Polo Bar in New York City, RL Restaurant located in Chicago, Ralph's located in Paris, The Bar at Ralph Lauren located in Milan, Ralph's Bar located in Chengdu, and our Ralph's Coffee concept in various cities around the world.
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
Double RL. Named after Ralph Lauren's working cattle ranch in Colorado, Double RL is a tribute to America's pioneering spirit and tradition of rugged independence. The foundation of Double RL lies in timeless wardrobe staples for men and women, including authentic American-made selvedge denim jeans, military-grade chinos, tube-knit t-shirts, thermals, and flannels. Beyond these iconic styles are added seasonal vintage-inspired collections, along with a full collection of footwear & accessories, including quality belts, bags, and leather goods. Double RL is available at Double RL stores, at select Ralph Lauren stores, and an exclusive selection of the finest specialty stores around the world, as well as online at our Ralph Lauren digital commerce sites, including RalphLauren.com.
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

Our Segments
We organize our business into the following three reportable segments:
•North America — Our North America segment, representing approximately 43% of our Fiscal 2025 net revenues, primarily consists of sales of our Ralph Lauren branded apparel, footwear & accessories, home, and related products made through our retail and wholesale businesses primarily in the U.S. and Canada. In North America, our retail business is primarily comprised of our Ralph Lauren stores, our outlet stores, and our digital commerce sites, www.RalphLauren.com and www.RalphLauren.ca. Our wholesale business in North America is comprised primarily of sales to department stores and, to a lesser extent, specialty stores.
•Europe — Our Europe segment, representing approximately 31% of our Fiscal 2025 net revenues, primarily consists of sales of our Ralph Lauren branded apparel, footwear & accessories, home, and related products made through our retail and wholesale businesses in Europe and emerging markets. In Europe, our retail business is primarily comprised of our Ralph Lauren stores, our outlet stores, our concession-based shop-within-shops, and our various digital commerce sites. Our wholesale business in Europe is comprised primarily of a varying mix of sales to both department stores and specialty stores, depending on the country, as well as to various third-party digital and licensee partners.
•Asia — Our Asia segment, representing approximately 24% of our Fiscal 2025 net revenues, primarily consists of sales of our Ralph Lauren branded apparel, footwear & accessories, home, and related products made through our retail and wholesale businesses in Asia, Australia, and New Zealand. Our retail business in Asia is primarily comprised of our Ralph Lauren stores, our outlet stores, our concession-based shop-within-shops, and our various digital commerce sites. In addition, we sell our products online through various third-party digital partner commerce sites. Our wholesale business in Asia is comprised primarily of sales to department stores and various third-party digital and licensee partners.
No operating segments were aggregated to form our reportable segments. In addition to these reportable segments, we also have other non-reportable segments, representing approximately 2% of our Fiscal 2025 net revenues, which primarily consist of Ralph Lauren and Chaps branded royalty revenues earned through our global licensing alliances.
This segment structure is consistent with how we establish our overall business strategy, allocate resources, and assess performance of our Company.
Approximately 57% of our Fiscal 2025 net revenues were earned outside of the U.S. See Note 20 to the accompanying consolidated financial statements for a summary of net revenues by segment and by geographic location, as well as additional financial metrics by segment.
Our Retail Business
Our retail business sells directly to customers throughout the world via our 564 retail stores and 671 concession-based shop-within-shops, totaling approximately 4.1 million and 0.7 million square feet, respectively, as well as through our own digital commerce sites and those of various third-party digital partners. We operate our business using a global omni-channel retailing strategy that seeks to deliver an integrated shopping experience with a consistent message of our brands and products to our customers, regardless of whether they are shopping for our products in physical stores or online. We also continue to scale and expand our Connected Retail capabilities to enhance the consumer experience, which include Online Appointment Bookings, Digital Clienteling, Endless Aisle, Buy Online-Ship from Store, Buy Online-Pick Up in Store, Same-Day Delivery, and Mobile Point of Sale and contactless payments, among other capabilities.
Ralph Lauren Stores
Our Ralph Lauren stores feature a broad range of apparel, footwear & accessories, watch and jewelry, fragrance, and home product assortments in an atmosphere reflecting the distinctive attitude and image of the Ralph Lauren, Polo, and Double RL brands, including exclusive merchandise that is not sold in department stores. During Fiscal 2025, we opened 30 new Ralph Lauren stores and closed 10 stores. Our Ralph Lauren stores are primarily situated in major upscale street locations and upscale regional malls, generally in large urban markets.

The following table presents the number of Ralph Lauren stores by segment as of March 29, 2025:

Ralph Lauren Stores
North America	51
Europe	47
Asia	154
Total	252
Our 9 flagship Ralph Lauren regional store locations showcase our iconic styles and products and demonstrate our most refined merchandising techniques. In addition to generating sales of our products, our worldwide Ralph Lauren stores establish, reinforce, and capitalize on the image of our brands. Our Ralph Lauren stores range in size from approximately 400 to 37,900 square feet.
Outlet Stores
We extend our reach to additional consumer groups through our outlet stores worldwide, which are principally located in major outlet centers. Our worldwide outlet stores offer selections of our apparel, footwear & accessories, and fragrances. In addition to these product offerings, certain of our worldwide outlet stores offer home product assortments. During Fiscal 2025, we opened 6 new outlet stores and closed 26 stores.
The following table presents the number of outlet stores by segment as of March 29, 2025:

Outlet Stores
North America	172
Europe	57
Asia	83
Total	312
Our outlet stores range in size from approximately 1,100 to 28,300 square feet. Outlet stores obtain products from our suppliers, our product licensing partners, and our other retail stores and digital commerce operations, and also serve as a secondary distribution channel for our excess and out-of-season products.
Concession-based Shop-within-Shops
The terms of trade for shop-within-shops are largely conducted on a concession basis, whereby inventory continues to be owned by us (not the department store) until ultimate sale to the end consumer. The salespeople involved in the sales transactions are generally our employees and not those of the department store.
The following table presents the number of concession-based shop-within-shops by segment as of March 29, 2025:

Concession-based Shop-within-Shops
North America	—
Europe	30
Asia	641
Total(a)	671

(a)     Our concession-based shop-within-shops were located at approximately 300 retail locations.
The size of our concession-based shop-within-shops ranges from approximately 100 to 5,500 square feet. We may share in the cost of building out certain of these shop-within-shops with our department store partners.

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
Our Wholesale Business
Our wholesale business sells our products globally primarily to major department stores, specialty stores, and golf and pro shops, as well as to various third-party digital partners. We have continued to focus on elevating our brand by improving in-store product assortment and presentation, as well as full-price sell-throughs to consumers. As of the end of Fiscal 2025, our wholesale products were sold through over 9,400 doors worldwide, with the majority in specialty stores. Our products are also increasingly being sold through the digital commerce sites of many of our traditional wholesale customers and our third-party digital partners.
The primary product offerings sold through our wholesale channels of distribution include apparel, footwear & accessories, and home product assortments. Our luxury brands, including Ralph Lauren Collection and Ralph Lauren Purple Label, are distributed worldwide through a limited number of premier fashion retailers. In North America, our wholesale business is comprised primarily of sales to department stores, and to a lesser extent, specialty stores. In Europe, our wholesale business is comprised primarily of a varying mix of sales to both department stores and specialty stores, depending on the country, as well as to various third-party digital partners. In Asia, our wholesale business is comprised primarily of sales to department stores and various third-party digital partners. We also distribute our wholesale products to certain licensed stores operated by our partners in Asia, Europe, Latin America, and emerging markets.
We sell most of our excess and out-of-season products through secondary distribution channels worldwide, including our retail outlet stores.
Worldwide Wholesale Distribution Channels
The following table presents by segment the approximate number of our primary full-price wholesale doors of distribution as of March 29, 2025:

Doors
North America	3,000
Europe	5,600
Asia	850
Total	9,450
In addition to our conventional wholesale doors, our products are increasingly being sold through the websites of many of our traditional wholesale customers, as well as those of our third-party digital partners. As of March 29, 2025, our wholesale business served approximately 120 third-party digital partners, primarily in Europe.
We have three key wholesale customers that generate significant sales volume. During Fiscal 2025, sales to our three largest wholesale customers accounted for approximately 12% of our total net revenues. Approximately 70% of sales to our three largest wholesale customers related to our North America segment and approximately 30% related to our Europe segment.
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
The following table presents by segment the approximate number of shop-within-shops in our primary full-price distribution network as of March 29, 2025:

Shop-within-Shops
North America	6,300
Europe	7,000
Asia	1,050
Total	14,350
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
Product Licensing
We grant our product licensees the right to access our various trademarks in connection with the licensees' manufacture and sale of designated products, such as certain apparel categories, eyewear, fragrances, and home furnishings. Each product licensing partner pays us royalties based upon its sales of our products, generally subject to a minimum royalty requirement for the right to use our trademarks and design services. In addition, our licensing partners may be required to allocate a portion of their revenues to advertising our products and sharing in the creative costs associated with these products. Larger allocations typically are required in connection with launches of new products or in new territories. Our license agreements generally have three to five-year terms and may grant the licensees conditional renewal options.
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

The following table lists our largest licensing agreements as of March 29, 2025 for the product categories presented. Except as noted in the table, these product licenses cover North America only.

Category	Licensed Products	Licensing Partners
Men's Apparel	Underwear and Sleepwear	Hanesbrands, Inc. (includes Japan)
	Chaps	5 Star Apparel LLC (includes South America and South Korea)

Women's Apparel	Outerwear	S. Rothschild & Co., Inc.
	Sleepwear	Charles Komar and Sons, Inc. (includes Europe and the Middle East)
	Intimates and Sleepwear	Delta Galil (global)
	Chaps	5 Star Apparel LLC (includes South America)

Beauty Products	Fragrances	L'Oreal S.A. (global)

Footwear	Men's and Women's Slippers and Children's Footwear	BBC International LLC (global, excluding Japan and South Korea)

Accessories	Eyewear	Luxottica Group S.p.A. (global)
	Socks and Hosiery	Renfro Corporation
	Socks and Hosiery	Naigai Co., Ltd. (Japan only)

Home	Utility and Blankets	Down-lite International, Inc.
	Lighting	Visual Comfort of America LLC (global)
International Licensed Distribution
Our international licensing partners acquire the right to sell, promote, market, and/or distribute various categories of our products in a given geographic area and source products from us, our product licensing partners, and/or independent sources. International licensees' rights may include the right to own and operate retail stores. As of March 29, 2025, our international licensing partners operated 116 stores.
Digital Ecosystem
Investing in our digital ecosystem remains a primary focus and is a key component of our integrated global omni-channel strategy that spans across owned and partnered channels, both physical and digital. Our digital ecosystem is comprised of directly-operated platforms, wholesale partner websites, third-party digital pure players, social commerce, and third-party gaming platforms.
Our directly-operated digital commerce sites and mobile application represent our digital flagships, featuring the most elevated expression of our brands. The strategy for our digital flagships is to deliver distinct and immersive brand experiences, continuously enhance consumer experience, and develop digital content that drives deeper consumer engagement and conversion. We continue to optimize our customer experience globally with the introduction of numerous features including new payment methods and improved search capabilities, as well as greater personalization and enhanced content. In conjunction with introducing new features, we have focused on foundational needs ranging from platform enhancements to technology solutions to operational efficiencies. Driving our long-term growth strategy, we also continue to scale and expand our Connected Retail capabilities to enhance the consumer experience and leverage inventory across direct-to-consumer channels, which include Online Appointment Bookings, Digital Clienteling, Endless Aisle, Buy Online-Ship from Store, Buy Online-Pick up In Store, Same-Day Delivery, and Mobile Point of Sale and contactless payments, among other capabilities.
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
In connection with our digital commerce operations, we engage consumers through various digital and social media platforms, which are supported through our collaboration with influencers who have an authentic connection to our brand. Ralph Lauren brands are also represented in several gaming platforms, providing digital apparel offerings and virtual brand experiences that attract younger consumers.
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
Product Design
Our products reflect a timeless and innovative interpretation of American style with a strong global appeal. Our consistent emphasis on new and distinctive design has been an important contributor to the prominence, strength, and reputation of the Ralph Lauren brands.
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
Marketing and Advertising
Our marketing and advertising programs communicate the themes and images of our brands and are integral to the success of our product offerings. The majority of our advertising programs are created and executed by our in-house creative and advertising agency to ensure consistency of presentation, which are complemented by our marketing experts in each region who help to execute our localized strategies.
We create distinctive image advertising for our brands, conveying the particular message of each one within the context of the overall Ralph Lauren portfolio. Advertisements often portray a lifestyle rather than a specific item and may include a variety of products offered by us and, in some cases, our licensing partners. Our communication campaigns are increasingly being executed through digital and social media platforms to drive further engagement with the younger consumer. With regard to influencers, we believe in fostering long-term relationships with those who have an authentic connection to our brand and influence the areas of culture that matter most to our audiences. We also continue to advertise through print and outdoor media, and, to a lesser extent, through television and cinema.
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
We also conduct a variety of public relations activities, including fashion presentations in major cities such as New York City and Milan. Such fashion events, in addition to celebrity dressing occasions, including those related to red carpet events, weddings, and major sporting events, and events hosted in our stores and restaurants, including The Polo Bar in New York City, generate extensive domestic and international media and social coverage.
We are the official outfitter for all on-court officials at the Wimbledon, U.S. Open, and Australian Open tennis tournaments. These tournaments provide worldwide exposure for our brand in a relevant lifestyle environment. We also continue to be an Official Outfitter of the U.S. Olympic and Paralympic Teams, providing the Opening and Closing Ceremony Uniform apparel and a collection of Villagewear apparel and accessories available to men, women, and children, with the right to manufacture, distribute, advertise, promote, and sell products in the U.S. Most recently, we dressed Team USA for the Summer Olympic and Paralympic Games in Paris in 2024, and we will be dressing the team for the upcoming Winter Olympic and Paralympic Games in Milan in 2026, and the Summer Olympic and Paralympic Games in Los Angeles in 2028. As part of our involvement with Team USA, we have established a partnership with athletes serving as brand ambassadors and as the faces of our advertising, marketing, and public relations campaigns. We are also an Official Partner for the Professional Golfers' Association ("PGA") of America and the Official Outfitter of the U.S. Ryder Cup Team, as well as a partner of the American Junior Golf Association. We sponsor a roster of professional golfers, including Andrea Lee, Billy Horschel, Davis Love III, Devon Bling, Doc Redman, Jonathan Byrd, Megha Ganne, Nick Watney, Sean Foley, Smylie Kaufman, Todd Anderson, Tom Watson, Trevor Werbylo, Troy Taylor II, Tyler Strafaci, and Zach Johnson.
We believe our partnerships with such prestigious global athletic events reinforce our brand's Sport & Style heritage in a truly authentic way and serve to connect our Company and brands to our consumers through their individual areas of passion.
Sourcing, Production and Quality
We contract for the manufacture of our products with suppliers and do not own or operate any production facilities. Approximately 300 different suppliers worldwide produce our apparel, footwear & accessories, and home products, with no one supplier providing more than 5% of our total products (by dollar value) during Fiscal 2025.
Our Global Sourcing organization closely supervises these suppliers to make our designs as per our specifications and standards. Ralph Lauren's Quality Assurance team works with suppliers to ensure best practices are carried out prior to and during production. Compliance to our standards is ensured through our Quality Control requirements and follow-up inspections and reviews. Both the initial Quality Assurance work and the Quality Control requirements ensure merchandise is received at the distribution facilities and shipped to customers with minimal interruption.
Management continually monitors political, economic, social, environmental, trade, and labor risks. We manage our exposure through, among other measures, by diversifying production among countries and suppliers and sourcing from countries with trade preferences. In Fiscal 2025, approximately 96% of our products (by dollar value) were produced outside of the U.S., primarily in Asia, Europe, and Latin America, with approximately 20% of our products sourced from Vietnam, 16% from Cambodia, and 12% from China. See "Import Restrictions and Other Government Regulations," Item 1A — "Risk Factors — Risks Related to Macroeconomic Conditions — Economic conditions could have a negative impact on our major customers, suppliers, vendors, and lenders, which in turn could materially adversely affect our business," and Item 1A — "Risk Factors — Risks Related to our Business and Operations — Our business is subject to risks associated with importing products and the ability of our manufacturers to produce our goods on time and to our specifications."
We are committed to conducting our global operations ethically and with respect for the dignity of all people who make our products. All our suppliers are expected to uphold our Ralph Lauren Operating Standards. These standards require business partners to foster a safe, sustainable, inclusive, and ethical workplace through continuous improvement. Our Global Citizenship team monitors the compliance of our business partners as part of our due diligence processes.
Our business model requires us to commit to most of our garment production and related fabric procurement before actual sales occur. In cases where we overestimate customer demand for specific products or materials, we manage excess inventory by redirecting these items to our outlet stores and other secondary sales channels.

Competition
Competition is very strong in the segments of the fashion and consumer product industries in which we operate. We compete with an extensive range of designers and manufacturers of apparel, footwear, accessories, fragrances, and home products, both domestic and international. We also face increasing competition from companies selling our product categories solely through the Internet. Some of our competitors may be significantly larger and have substantially greater resources than us. We compete primarily on the basis of brand strength, timeless style, quality, value, and service, which depend on our ability to:
•anticipate and respond in a timely manner to changing consumer demands and shopping preferences, including the ever-increasing shift to digital brand engagement, social media communications, and online and cross-channel shopping;
•create and maintain favorable brand recognition, loyalty, and a reputation for quality, including through digital brand engagement and online and social media presence;
•develop and produce innovative, high-quality products in sizes, colors, and styles that appeal to consumers of varying demographics;
•competitively price our products and create a compelling value proposition for consumers;
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
•obtain sufficient and desirable retail floor space and effectively present our products to consumers;
•attract consumer traffic to stores, shop-within-shops, and digital commerce sites;
•source sustainable and traceable raw materials at cost-effective prices;
•anticipate and maintain proper inventory levels;
•ensure product availability and optimize supply chain and distribution efficiencies;
•maintain and grow market share;
•recruit and retain talent to operate our retail stores, distribution centers, and various corporate functions;
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

(a)Includes Australia and New Zealand.
All facilities are designed to allow for high-density cube storage and value-added services and utilize unit and carton tracking technology to facilitate process control and inventory management. The distribution network is managed through globally integrated information technology systems.
Information Systems
Our information systems facilitate business processes, consumer experiences, and decision-making support across the Company and our extended ecosystem of manufacturers, vendors, business partners, and customers. Our system applications are connected to support the flow of information across functions, including, but not limited to (i) product design, sourcing, and production; (ii) merchandising planning and buying; (iii) comprehensive order processing, fulfillment, and distribution; (iv) retail store, digital commerce, and hospitality operations; (v) marketing and advertising; (vi) financial accounting and management reporting; and (vii) human resources.
Our retail operation systems, including point-of-sale registers and merchandising, planning, and inventory management systems, support operational processes within our store network and link with our digital commerce processes to support omni-channel capabilities.
We are continually improving and upgrading our computer systems, services, and software. For example, during Fiscal 2025, we continued to enhance our solutions for advanced analytics, furthering our use of artificial intelligence ("AI"), both predictive and generative, and machine learning ("ML") for areas such as planning, marketing, and personalization. Our digital commerce enhancements included expanded payment methods, improved search capabilities, more personalized user experiences, and elevated content offerings.
We are also in the early stages of executing a large-scale multi-year global project that is expected to significantly transform the way in which we operate our business and further enable our long-term strategic pivot towards a global direct-to-consumer-oriented model (the "Next Generation Transformation project" or "NGT project"). The NGT project will be completed in phases and involves the redesigning of certain end-to-end processes and the implementation of a suite of information systems on a global scale. See Item 1 — "Business — Recent Developments" for further discussion regarding our NGT project.
See Item 1A — "Risk Factors — Risks Related to Information Systems and Data Security."
See Item 1C — "Cybersecurity" for discussion regarding our cybersecurity risk management and strategy, as well as our cybersecurity governance.

Wholesale Credit Control
We manage our own credit function. We sell our merchandise principally to major department stores, specialty stores, and third-party digital partners, and extend credit based on an evaluation of the wholesale customer's financial capacity and condition, usually without requiring collateral. We monitor credit levels and the financial condition of our wholesale customers on a continuing basis to minimize credit risk. We do not factor or underwrite our accounts receivables, nor do we maintain credit insurance to manage the risk of bad debts. In North America, collection and deduction transactional activities are primarily provided through a third-party service provider. See Item 1A — "Risk Factors — Risks Related to our Business and Operations — A substantial portion of our revenue is derived from a limited number of large wholesale customers. Our business could be adversely affected as a result of consolidations, liquidations, restructurings, other ownership changes in the retail industry, and/or any financial instability of our large wholesale customers."
Trademarks
We own the RALPH LAUREN, POLO, POLO RALPH LAUREN, and the famous Polo Player Design trademarks in the U.S. and over 120 countries worldwide. Other trademarks that we own include, but are not limited to:
•PURPLE LABEL;
•DOUBLE RL;
•RRL & DESIGN;
•RLX;
•RL;
•LAUREN RALPH LAUREN;
•PINK PONY;
•LAUREN;
•RALPH;
•POLO BEAR; and
•CHAPS.
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
Our Board of Directors regularly reviews our people and development strategic initiatives.
Our Employees
As of March 29, 2025, we had approximately 23,400 employees, comprised of approximately 15,000 full-time and 8,400 part-time employees. Approximately 9,800 of our employees are located in the U.S. and 13,600 are located in foreign countries.
As of March 29, 2025, approximately 64% and 36% of our global workforce self-identified as female and male, respectively. In the U.S., approximately 59% of our workforce self-identified as an underrepresented race and ethnic group and 34% self-identified as White, with the remaining 7% electing not to disclose such information.
Belonging & Equity
We believe a diversity of backgrounds, skills, and experiences of our employees and our culture of inclusivity drive innovation and creativity. We are committed to further strengthening a sense of belonging and equal opportunities for all within our Company. Our strategy is guided by the following three focus areas:
1.Talent — We ensure that fostering a culture of inclusion and belonging is a priority company-wide, resulting in the cultivation of diverse, best-in-class teams and equal opportunities for development. We also plan to drive progress towards our goal of exceeding an 80% employee survey score on "my manager creates a sense of belonging for the entire team."
2.Engagement — We enable open dialogue and create opportunities for the amplification of all voices and perspectives. Our Employee Impact Groups harness the talent and passion of our employees from around the world to help create an inclusive and engaging company culture.
3.Learning — We remain dedicated to the growth and advancement of our talent and offer a wide range of development programs for all levels, including on-the-job training, coaching, and skill-building through our various customized learning and training programs. All our employee learning and development programs aim to promote our Ralph Lauren Success Drivers — the key attributes, skills, ways of thinking, and behaviors that ultimately create conditions that better enable individuals and teams to succeed.
Additional information relating to our initiatives can be found in our most recently published Global Citizenship & Sustainability Report covering Fiscal 2024, which is available on our corporate website at https://corporate.ralphlauren.com/citizenship-and-sustainability. Our Global Citizenship & Sustainability Report covering Fiscal 2025 is expected to be released in September 2025. The content of our sustainability reports is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.

Talent Development
Throughout Fiscal 2025, we evolved from a focus on Talent Development to a more holistic approach under the Employee Learning Experience. This transformation reflects our commitment to providing meaningful, purpose-driven learning opportunities that resonate on a personal level, evoke emotion, and inspire thoughtful self-reflection and connection to our Purpose and Strategy.
The Employee Learning Experience model enables us to offer more tailored, meaningful learning journeys that align with our purpose and foster continuous development. A cornerstone of this transformation has been the continued delivery of Situational Leadership® II ("SLII") for all people leaders. This experience reinforces a shared understanding of leadership development and strengthens our ability to grow high-performing teams that drive organizational success. Building on the foundation of SLII, a key highlight of Fiscal 2025 has been the launch of Purpose Driven Coaching. As we evolve our leadership philosophy, we are transitioning from traditional management styles to a coaching-oriented mindset. This shift promotes greater accountability, while ensuring employees feel seen, heard, and valued — fundamentally enhancing engagement and performance.
In parallel, we have placed significant emphasis on career development and aspirations. Our goal is to empower employees to take ownership of their career journeys by providing visibility into various career paths and organizational functions. This initiative has included Career Aspiration Days, where employees engage in interactive learning sessions and connect directly with cross-functional teams to explore required skills and competencies. In Europe and Asia we also launched our Associate Career Development Journeys highlighting key skills and behaviors required to grow and develop at each level. Additionally, we have introduced comprehensive Career Aspiration Toolkits for managers. These resources are designed to support meaningful career conversations and help teams navigate the full spectrum of career growth opportunities within the organization.
These initiatives reflect our unwavering commitment to building a culture of continuous learning, intentional growth, and empowered leadership aligned with our Purpose — positioning us for long-term success.
Employee Safety and Well-Being
We are committed to the safety, health, and overall well-being of each of our employees and their families, providing a wide array of physical, emotional, social, and financial support to meet this objective. THRIVE, our global wellness program and related application tool, provides access to volunteer events and physical and mental wellness support. The THRIVE application also provides a daily pulse question through Microsoft Teams, which links to additional wellness articles based on an employee's response. In addition, these pulse responses are tracked so that employees can view their well-being progress. In partnership with THRIVE, we also introduced a variety of activations throughout the year — from educational webinars on topics such as family, mind, finance, harmony, and health, to Wellness Journeys, a three-part training series delivered in each region and tailored to local Health & Wellness priorities. These efforts also included a company-wide Summer Challenge focused on promoting physical activity.
To streamline access to our resources and ensure consistency across all markets, we rebranded and relaunched our global wellness offering under the unified name RL Wellness. This shift reinforces our global approach to employee well-being and introduces new tools, including the RL Wellness Catalogue — a comprehensive, evergreen resource that clearly outlines the support available in each region — and the Quarterly Wellness Digest, a global initiative designed to increase visibility and alignment of our Health & Wellness efforts across all three regions. Part of these efforts include conversations with external mental health and wellness experts — including Olympians, leading psychologists, and best-selling authors — who shared insights to support and inspire our global teams.
We also continue to offer key well-being services around the world, including Gympass in the U.S., which supports physical and mental wellness through access to thousands of fitness centers and digital health partners; Bond in France, the United Kingdom, and the U.S., a personal safety app that provides real-time support from trained security professionals in situations that may feel unsafe; and Benefit Station in Japan, providing discounts on gyms, travel, language schools, restaurants, childcare, and elderly care services.

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
With the rise in cancer diagnoses, specifically around breast cancer and skin cancer, starting in January 2025, we are providing free additional coverage to essential screenings above the national guidelines to lower overall cost of treatment for our U.S. employees and provide better outcomes for those impacted. In addition, all Ralph Lauren employees and their eligible dependents will have the ability to virtually meet and consult with an expert from Memorial Sloan Kettering for free if they receive a cancer diagnosis.
In previous years, part-time employee benefits eligibility was determined by the average number of hours worked per week in a 12-month lookback period. Now, all part-time employees with one year of service, regardless of average hours worked, will be eligible for Ralph Lauren benefits for calendar 2025. Our two medical plan options have been enhanced to provide more coverage, such as diagnostic doctor's visits, and one of our medical plan options also includes additional coverage, such as diagnostic testing and prescription drugs. In addition, dental and vision coverage is also available and can be purchased without the requirement to bundle with a medical plan.
Information About Our Executive Officers
As of the filing date of this Form 10-K, the following are our current executive officers and their principal recent business experience:

Ralph Lauren	Age 85	Mr. Ralph Lauren founded our business in 1967 and, for over five decades, has cultivated the iconography of America into a global lifestyle brand. He has been our Executive Chairman and Chief Creative Officer since November 2015, and a director of the Company since prior to our initial public offering in 1997. He had previously been our Chairman and Chief Executive Officer since prior to our initial public offering in 1997 until November 2015. In addition, he was previously a member of our Advisory Board or the Board of Directors of our predecessors since their organization.

Patrice Louvet	Age 60	Mr. Louvet has served as our President and Chief Executive Officer, and a director of the Company since July 2017. Prior to joining the Company, he served as the Group President, Global Beauty, of Procter & Gamble Co. ("P&G") since February 2015. Prior to that role, Mr. Louvet held successively senior leadership positions at P&G, including the roles of Group President, Global Grooming (Gillette), and President of P&G's Global Prestige Business. Before he joined P&G, he served as a Naval Officer, Admiral Aide de Camp in the French Navy from 1987 to 1989. Mr. Louvet graduated from École Supérieure de Commerce de Paris and received his M.B.A. from the University of Illinois. Mr. Louvet also serves on the board of trustees of the Hospital of Special Surgery and joined the board of directors of Danone in April 2022. He is also on the CEO Advisory Council of the Fashion Pact, a coalition committed to advancing environmental sustainability in the fashion and textile industries.

Robert Ranftl	Age 53	Mr. Ranftl has been our Chief Operating Officer since April 2025. He is responsible for Global IT, Digital, Transformation, Logistics, Real Estate, Architecture and Store Design, and Licensing for the Company. He joined the Company as Chief Operating Officer of Asia Pacific in 2015 based in Hong Kong. He served as Chief Operating Officer of International for Asia Pacific, Europe and Latin America from April 2017 to April 2019 based in Geneva. He served as Chief Operating Officer of Commercial from April 2019 to April 2022 based in London. Most recently, Mr. Ranftl served as Regional CEO for North America from April 2022 to April 2025 where he was instrumental in leading the execution and progress toward the Company’s Next Great Chapter: Accelerate strategic goals, including returning the North America business to growth. Prior to joining the Company, Mr. Ranftl was with the VF Corporation where he was the Chief Financial Officer of Asia Pacific. Mr. Ranftl earned his Bachelor of Science degree from Johnson State College in Vermont.

Justin Picicci	Age 46	Mr. Picicci has served as our Chief Financial Officer since May 2024. He joined the Company in 2006 and has held a series of senior finance leadership roles across the organization. Most recently, he served as Enterprise Chief Financial Officer from July 2022 through April 2024, overseeing all internal finance functions. Prior to that, he held several key leadership positions, including Chief Financial Officer of North America (January 2020 to June 2022), Global Controller (June 2017 to December 2019), and Chief Financial Officer of Asia based in Hong Kong (May 2015 to May 2017). Before joining the Company, Mr. Picicci held finance roles at Interpublic Group and KPMG. He holds a Bachelor of Science degree from the University at Albany.

David Lauren	Age 53	Mr. David Lauren has been our Chief Branding and Innovation Officer, Strategic Advisor to the CEO, and Vice Chairman of the Board since April 2022. He served as our Chief Innovation Officer, Strategic Advisor to the CEO, and Vice Chairman of the Board from October 2016 to March 2022. Prior to that, he served in numerous leadership roles at the Company with responsibility for advertising, marketing, communications, and philanthropy. He has been a director of the Company since August 2013. Mr. D. Lauren oversees the Company's innovation strategy, processes, and capabilities to drive its brand strength and financial performance across all channels. He has been instrumental in growing the Company's global digital commerce business and pioneering our technology initiatives. Mr. D. Lauren is also the President of The Ralph Lauren Corporate Foundation (formerly known as The Polo Ralph Lauren Foundation). Before joining the Company in 2000, he was Editor-In-Chief and President of Swing, a general interest publication for Generation X. Mr. D. Lauren is the son of Mr. R. Lauren.

Halide Alagöz	Age 53	Ms. Alagöz joined the Company as the Corporate Senior Vice President of Global Manufacturing and Sourcing in 2016. She has been our Chief Product & Merchandising Officer since March 2025. Ms. Alagöz is responsible for our end-to-end product life cycle, bringing the magic of our design and product vision to life for our consumers around the world. She leads all brand and product teams, driving innovation and execution – from development and merchandising, to sourcing and through our store presentation – of all products across the Ralph Lauren portfolio. Prior to joining the Company, Ms. Alagöz was with H&M Corporation for 18 years, most recently in Hong Kong as the Head of Purchasing. During her tenure with H&M, Ms. Alagöz was responsible for various regional and global supply chain operations in Hong Kong, China, Bangladesh, and Turkey. She also serves on the board of directors of the American Apparel & Footwear Association since April 2018 and was confirmed as its Chair for its 2025-2026 term in March 2024. Ms. Alagöz earned both her bachelor's degree in Industrial Engineering and her master's degree in Engineering Management from Istanbul Technical University.

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
Risks Related to Macroeconomic Conditions
Economic, political, and other conditions, including the imposition of significant new tariffs or other changes to existing trade policies and agreements, may adversely affect the global economy and/or the level of consumer purchases of discretionary items and luxury retail products, including our products.
The global economy and retail industry are impacted by many uncontrollable factors, including, among others, diplomatic and trade relationships, including potential changes to international trade policies or agreements, such as the imposition of new tariffs; general domestic and international political conditions; consumer perceptions of current and future economic conditions, including any recessionary fears; inflation; interest rates; foreign currency exchange rates; the availability and price of commodities, including fuel and energy costs; employment levels and wage rates; stock market performance; the housing market; consumer debt levels; the availability of consumer credit; the health and stability of the banking sector; global food supplies; taxation; the threat, outbreak, or escalation of terrorism, military conflicts, or other hostilities; consumer perceptions of personal well-being and safety; man-made or natural disasters, including pandemic diseases; and weather conditions.
Most recently, the U.S. announced significant changes to its trade policies, including widespread tariff increases on imported goods (including on those countries from which we import a substantial amount of our finished products, most notably Vietnam, Cambodia, and China) with potential further increases and revisions or terminations to existing trade agreements. In response, many countries have announced or are otherwise considering retaliatory tariffs on U.S. exports and other trade restrictions. This has led to significant uncertainty regarding the future relationship between the U.S. and other countries, as well as growing concerns about a global trade war, higher inflation, and a potential global recession, which has already caused significant volatility of global stock markets and foreign currency exchange rates.
Other recent economic conditions, including ongoing inflationary pressures, organized labor disputes, high interest rates, significant foreign currency volatility, and military conflicts (as discussed below), continue to impact consumer discretionary income levels, spending, and sentiment in the U.S. and beyond. In response to such pressures, as well as to reduce elevated inventory levels, many retailers (particularly in the U.S.) continue to resort to promotional activity in an attempt to offset traffic declines and increase conversion. Our gross margins could be adversely impacted if we were to apply a similar strategy over a prolonged period of time.
The global economy has also been negatively impacted by ongoing military conflicts, including the Russia-Ukraine and Israel-Hamas wars, militant attacks on cargo vessels in the Red Sea, and other hostilities in the Middle East. Although our voluntary decision to suspend operations in Russia has not resulted in a material impact to our consolidated financial statements and our ongoing operations in Israel are also not material, our business has been, and may continue to be, affected by the broader macroeconomic implications resulting from these and other military conflicts, including inflationary pressures, unfavorable foreign currency exchange rates, increases in energy prices, food shortages, and financial market volatility, among other factors, which have adversely impacted consumer sentiment and confidence. Although our business has not been significantly impacted by the Red Sea crisis, it could lead to shipping delays, inventory shortages, and/or higher freight costs in the near future and beyond. It is not clear at this time how long these conflicts will endure, or if they will escalate further with additional countries declaring war against each other, which could further amplify the impacts of the various macroeconomic factors described above and potentially result in a global recession.
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
Although we believe that our existing cash and investments, cash provided by operations, and available borrowing capacity under our credit and overdraft facilities and commercial paper borrowing program will provide us with sufficient liquidity, the impact of adverse economic conditions (such as ongoing inflationary pressures and high interest rates) on our major customers, suppliers, vendors, and lenders and their ability to access global capital markets cannot be predicted. The inability of third parties to manufacture and/or ship our products due to insufficient liquidity or otherwise could impair our ability to meet the delivery date requirements of our customers. A disruption in the ability of our significant customers to access liquidity could cause serious disruptions or an overall deterioration of their businesses which could lead to a significant reduction in their future orders of our products and the inability or failure on their part to meet their payment obligations to us, any of which could have a material adverse effect on our business.
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
Widespread public health emergencies or infectious disease outbreaks, such as the novel strain of coronavirus commonly referred to as COVID-19, have had, and could again in the future have, a material adverse effect on our business, results of operations, and financial condition. Potential impacts to our business include, but are not limited to: (i) our ability to successfully execute our long-term growth strategy; (ii) supply chain disruptions resulting from closed factories, reduced workforces, scarcity of raw materials, shipping and loading capacity constraints, and scrutiny or embargoing of goods produced in infected areas, including any related cost increases; (iii) reduced retail traffic at our stores and those of our wholesale customers and licensing partners due to forced closures or other operational restrictions, such as reduced capacity limits and operating hours, declines in tourism, and/or potential changes in consumer behavior and shopping preferences, such as their willingness to congregate in shopping centers or other populated locations and the overall growing preference to shop online versus at traditional brick and mortar locations; (iv) potential declines in the level of consumer purchases of discretionary items and luxury retail products, including our products, caused by higher unemployment and lower disposable income levels, inflationary pressures, travel and social gathering restrictions, work-from-home arrangements, or other factors beyond our control; (v) the potential build-up of excess inventory as a result of store closures and/or lower consumer demand; (vi) temporary closures or other operational restrictions of our distribution centers and/or corporate facilities; (vii) our ability to attract, retain, and manage employees; (viii) additional costs to protect the health and safety of our employees, customers, and communities, such as more frequent and thorough cleanings of our facilities and supplying personal protection equipment; (ix) the potential loss of one or more of our significant wholesale customers or licensing partners, or the loss of a large number of smaller wholesale customers or licensing partners, if they are not able to withstand prolonged periods of adverse economic conditions, and our ability to collect outstanding receivables; (x) increased vulnerability to data security or privacy breaches as a result of remote working arrangements; (xi) our ability to successfully negotiate with landlords to obtain rent abatements, rent deferrals, and other relief; (xii) our ability to access capital markets and maintain compliance with covenants associated with our existing debt instruments, as well as the ability of our key customers, suppliers, and vendors to do the same with regard to their own obligations; (xiii) our ability to generate sufficient cash flows to support our operations, including repayment of our debt obligations as they become due, as well as to return value to our shareholders in the form of dividend payments and repurchases of our common stock; (xiv) diversion of management attention and resources from ongoing business activities and/or a decrease in employee morale; and (xv) our ability to maintain an effective system of internal controls and compliance with the requirements under the Sarbanes-Oxley Act of 2002.
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
Although we believe that our growth strategy will lead to long-term growth in revenue and profitability, there can be no assurance regarding the timing of or extent to which we will realize the anticipated benefits, if at all. Our failure to realize the anticipated benefits, which may be due to our inability to execute the various elements of our growth strategy, changes in consumer preferences, competition, economic conditions (including potential changes to existing trade policies and agreements, including higher tariffs on U.S. imports, as well as inflationary pressures), and other risks described herein, such as those related to pandemic diseases, supply chain disruptions, and military conflicts or other hostilities, could have a material adverse effect on our business. Such a failure could also result in the implementation of new restructuring-related activities, which may be dilutive to our earnings in the short term.
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
Our growth strategy also includes accelerating growth in certain high-potential, underdeveloped product categories, comprised of women's apparel, outerwear, and handbags. We compete with other retailers in these product categories, some of which may be significantly larger than us and more established in these product categories, and competition is intense, as described within other risk factors herein. There can be no assurance that our targeted expansion in these product categories will be successful.
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
The success of our business also depends on our ability to continue to develop and maintain a reliable omni-channel experience for our customers, as well as our ability to introduce new Connected Retail capabilities, such as those described in Item 1 — "Business — Digital Ecosystem." Our business has evolved from an in-store experience to a shopping experience through multiple technologies, including computers, smartphones, tablets, and other devices, as our customers have become increasingly technologically savvy and expect a seamless omni-channel experience regardless of whether they are shopping in stores or online. We are increasingly using digital and social media platforms to interact with customers and enhance their shopping experience. If we are unable to develop and continuously improve our customer-facing technologies, the efforts of which typically require significant capital investments, we may not be able to provide a convenient and consistent experience to our customers regardless of the sales channel. This could negatively affect our ability to compete with other retailers and result in diminished loyalty to our brands, which could adversely impact our business.
We implement new store design concepts and other renovations to our existing store portfolio as part of our growth strategy. There can be no assurance that any of our store designs will resonate with customers or otherwise achieve the desired sales and profitability measures necessary to recover our initial capital investments. If customers are not receptive to the design layout or visual merchandising of our stores, our business could be adversely affected. In addition, the failure of our store designs to achieve acceptable results could lead to asset impairment charges and/or our decision to close a store prior to the lease expiration date resulting in other store closure-related charges, including early lease termination fees.
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
Additionally, our industry is subject to significant pricing pressure caused by many factors, including inflationary pressures, intense competition and a highly promotional retail environment, consolidation in the retail industry, pressure from retailers to reduce the costs of products, excess inventory levels in the marketplace, and changes in consumer spending patterns. Changes to existing trade policies and agreements, including higher tariffs on U.S. imports, could exacerbate such pricing pressures. Although we continue to limit our promotional activity in connection with our quality of sales initiatives, these factors may cause us to reduce our sales prices to retailers and consumers, which could cause our gross margin to decline. If our sales prices decline and we fail to sufficiently reduce our product costs or operating expenses, our profitability will decline. In addition, changes in our customer, channel, and geographic sales mix could have a negative impact on our profitability. Any of these outcomes could have a material adverse effect on our business.
We may not fully realize the expected cost savings and/or operating efficiencies from our restructuring plans.
We have implemented restructuring plans to support key strategic initiatives. Although designed to deliver long-term sustainable growth, restructuring plans present significant potential risks that may impair our ability to achieve anticipated operating enhancements and/or cost reductions, or otherwise harm our business, including (i) higher than anticipated costs in implementing planned workforce reductions, particularly in highly regulated locations outside the U.S.; (ii) higher than anticipated lease termination and store or facility closure costs; (iii) failure to meet operational targets or customer requirements due to the loss of employees or inadequate transfer of knowledge; (iv) failure to maintain adequate controls and procedures while executing, and subsequent to completing, our restructuring plans; (v) diversion of management attention and resources from ongoing business activities and/or a decrease in employee morale; (vi) attrition beyond any planned reduction in workforce; and (vii) damage to our reputation and brand image due to our restructuring-related activities.
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
We do not own or operate any manufacturing facilities and depend exclusively on independent third parties for the manufacture of our products. Our products are manufactured to our specifications through arrangements with approximately 300 foreign manufacturers in various countries. In Fiscal 2025, approximately 96% of our products (by dollar value) were produced outside of the U.S., primarily in Asia, Europe, and Latin America, with approximately 20% of our products sourced from Vietnam, 16% from Cambodia, and 12% from China. Risks inherent in importing our products include (i) the imposition of additional tariffs, duties, taxes, and other charges on imports or exports, such as those recently announced by the U.S. as discussed below; (ii) changes in diplomatic and trade relationships, including the imposition of any sanctions, restrictions, and other responses; (iii) the imposition of additional regulations, quotas, trade sanctions, or safeguards relating to imports or exports, and costs of complying with such regulations and other laws relating to the identification and reporting of the sources of raw materials used in our products, which could lead to the detention, exclusion, or seizure of goods and imposition of monetary penalties and fines; (iv) adverse changes in local economic conditions, such as prolonged periods of recession, high inflation and/or interest rates, or other factors described herein; (v) changes in social or political conditions, including those resulting from military conflicts, terrorist acts, or other hostilities, that could result in the disruption of trade from the countries in which our manufacturers or suppliers are located; (vi) pandemic diseases, which could result in closed factories, reduced workforces, scarcity of raw materials, port congestion, and scrutiny or embargoing of goods produced in infected areas; (vii) unfavorable changes in the availability, cost, or quality of raw materials and commodities; (viii) labor shortages within our supply chain resulting from labor disputes, strikes, or otherwise; (ix) increases in the cost of labor or transportation; (x) disruptions of shipping and international trade caused by natural and man-made disasters, severe weather, military conflicts, terrorist acts, or other hostilities (such as militant attacks on cargo vessels in the Red Sea), or other unforeseen events, including any resulting impact to shipping prices and shipping times; (xi) heightened terrorism-related cargo and supply chain security concerns, which could subject imported or exported goods to additional, more frequent, or more thorough inspections, leading to delays in the delivery of cargo; and (xii) decreased scrutiny by customs officials for counterfeit goods, leading to lost sales, increased costs for our anti-counterfeiting measures, and damage to the reputation of our brands.
As previously discussed, in April 2025, the U.S. announced significant changes to its trade policies, including a universal baseline tariff of 10% on all U.S. imported goods, plus additional country-specific tariffs. In return, many countries have announced retaliatory tariffs on U.S. exports, resulting in uncertainty of the future relationship between the U.S. and other countries, as well as the potential of an ensuing global trade war and recession. While the U.S. implemented a 90-day pause on the majority of its proposed tariffs, we cannot predict at this time if and when any of the proposed tariffs will become effective. As approximately 96% of our products are currently produced outside of the U.S., any material change in tariffs or other trade restrictions could result in a significant increase to our product costs. There can be no assurance that we will be able to offset potential increased product costs through higher sales prices to our consumers, supply chain diversification, or other mitigating measures, which in turn could have a material adverse effect on our business due to lower profitability.
In addition, the entire apparel industry, including our Company, has faced, and could continue to face, supply chain challenges as a result of inflationary pressures, political instability, severe weather, military conflicts and other hostilities, pandemic diseases, and other factors, including reduced freight availability, port congestion, labor shortages, and rising wages and energy costs, among other factors. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our strict quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries, or a substantial reduction in purchase prices. We have also incurred, and may continue to incur, higher freight and other logistic costs as a result of certain of the beforementioned factors. In addition, the cost and availability of raw materials used to manufacture our products are subject to significant fluctuation as a result of certain of the beforementioned factors (including inflationary pressures), as well as crop yields which could be negatively impacted by severe weather conditions. We may not be able to implement price increases that fully offset increases in raw materials, freight, or other sourcing costs and/or any such price increases could have an adverse impact on consumer demand for our products. Any one of these factors could have a material adverse effect on our business.
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
In addition, we rely on a number of owned, leased, and independently-operated distribution facilities around the world to warehouse and ship products to our customers and perform other related logistic services. Our ability to meet the needs of our customers depends on the proper operation of these distribution centers. Our distribution centers generally utilize computer-controlled and automated equipment, which are subject to various risks, including software viruses, security breaches, power interruptions, or other system failures. If any of our distribution centers were to close or become inoperable or inaccessible for any reason, including, but not limited to, natural disasters, severe weather, labor shortages, fires, and system failures, pandemic diseases, or if we fail to successfully consolidate existing facilities or transition to new facilities, we could experience a substantial loss of inventory, disruption of deliveries to our customers and our stores, increased costs, and longer lead times associated with the distribution of products during the period that would be required to reopen or replace the facility. Any such disruptions could have a material adverse effect on our business.
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
We face increasing competition from companies selling apparel, footwear, accessories, home, and other of our product categories, including through the Internet. Although we sell our products through the Internet, increased competition and promotional activity in the worldwide apparel, footwear, accessory, and home product industries from Internet-based competitors could reduce our sales, prices, and margins. We also face intense competition from other domestic and foreign apparel, footwear, and accessory companies that sell products through brick and mortar stores and wholesale and licensing channels. We compete with these companies primarily on the basis of: (i) anticipating and responding in a timely manner to changing consumer demands and shopping preferences, including the ever-increasing shift to digital brand engagement, social media communications, and online and cross-channel shopping; (ii) creating and maintaining favorable brand recognition, loyalty, and a reputation for quality, including through digital brand engagement and online and social media presence; (iii) developing and producing innovative, high-quality products in sizes, colors, and styles that appeal to consumers of varying demographics; (iv) competitively pricing our products and creating a compelling value proposition for consumers; (v) providing strong and effective marketing support in several diverse demographic markets, including through digital and social media platforms in order to stay better connected to consumers; (vi) establishing relationships with athletes, musicians, influencers, and other celebrities to promote our brands and products; (vii) providing attractive, reliable, secure, and user-friendly digital commerce sites; (viii) adapting to changes in technology, including the successful utilization of data analytics, artificial intelligence, and machine learning; (ix) obtaining sufficient and desirable retail floor space and effective presentation of our products at stores and shop-within-shops; (x) attracting consumer traffic to stores, shop-within-shops, and digital commerce sites; (xi) sourcing sustainable and traceable raw materials at cost-effective prices; (xii) anticipating and maintaining proper inventory levels; (xiii) ensuring product availability and optimizing supply chain and distribution efficiencies with third-party manufacturers and retailers; (xiv) maintaining and growing market share; (xv) recruiting and retaining talent to operate our retail stores, distribution centers, and various corporate functions; (xvi) protecting our intellectual property; and (xvii) ability to withstand prolonged periods of adverse economic conditions or business disruptions.
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
Our success depends on the value and reputation of our brands and our ability to consistently anticipate, identify, and respond to customers' demands, preferences, and fashion trends in the design, pricing, and production of our products, including the preference for certain products to be manufactured in the U.S., and deliver high-quality and sustainable products supported by engaging marketing campaigns. Any negative publicity regarding Mr. R. Lauren, or other members of our management team, or our Company as a whole, especially through social media which accelerates and increases the potential scope of negative publicity, could adversely impact the image of our brands with our customers and result in diminished loyalty to our brands and potentially lead to adverse consumer actions, including boycotts, even if the subject of such publicity is unverified or inaccurate and we seek to correct it. Consumer sentiment can also be influenced by our partnership with athletes and other public figures, our relationships with wholesale customers, licensees, and suppliers, our views on political and social issues, or our long-term initiatives and goals regarding our impact on the environment and society as a whole, among other factors. Even if we react appropriately to negative publicity, our customers' perception of our brand image and our reputation could be negatively impacted. Any failure on our part to retain the value and reputation of brands could adversely impact our business.
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
Our business is subject to risks related to leasing real estate and other assets under long-term, non-cancellable leases.
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
Several of our department store customers, including some under common ownership, account for a significant portion of our wholesale net sales. A substantial portion of sales of our licensed products by our domestic licensing partners are also made to our largest department store customers. Sales to our three largest wholesale customers accounted for approximately 12% of total net revenues for Fiscal 2025, and these customers accounted for approximately 25% of our total gross trade accounts receivable outstanding as of March 29, 2025. Approximately 70% of sales to our three largest wholesale customers related to our North America segment and approximately 30% related to our Europe segment.
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
The department store sector has experienced numerous consolidations, restructurings, bankruptcies, and other ownership changes in recent times, which could potentially increase in frequency as a result of current adverse economic conditions, including changes to existing trade policies and agreements (including higher tariffs on U.S. imports), ongoing inflationary pressures and high interest rates, and/or changes in consumer shopping preferences, such as the continued shift away from traditional brick and mortar wholesale retailers to larger online retailers. Such disruptions have typically resulted in actual or anticipated bankruptcies (such as Hudson Bay Company's recent bankruptcy filing), store closures (such as Macy's previously announced plan to close 150 stores over a 3-year period through calendar 2026), centralized purchasing decisions, and increased emphasis on inventory management and productivity, which could result in fewer stores carrying our products or reduced demand of our products by our wholesale customers. There can be no assurance that our wholesale customers have adequate financial resources and/or access to additional capital to withstand prolonged periods of adverse economic conditions. The loss of one or more significant wholesale customers, or the loss of a large number of smaller wholesale customers, could have a material adverse effect on our business. Furthermore, the consolidation or other changes with respect to our wholesale customers could decrease our opportunities in the market, increase our reliance on a smaller number of large wholesale customers, and/or decrease our negotiating strength with our wholesale customers.
Certain of our large wholesale customers, particularly those located in the U.S., have been highly promotional and have aggressively marked down their merchandise, including our products at times in the past. The continuation of such promotional activity could negatively impact our brand image and/or lead to requests from those customers for increased end-of-season markdown allowances. In response and in connection with our growth plan, we strategically reduce shipments to certain of our customers and exit less productive doors when deemed appropriate.
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
As of March 29, 2025, our consolidated indebtedness was approximately $1.1 billion, comprised of our outstanding unsecured senior notes. We also maintain several credit and overdraft facilities, including our Global Credit Facility, which collectively had a remaining availability of approximately $805 million as of March 29, 2025. Accordingly, the amount of our indebtedness could further increase materially if we decide to draw upon our credit or overdraft facilities. This substantial level of indebtedness could have adverse consequences to our business, including (i) making it more difficult to satisfy our debt obligations as they become due; (ii) impairing our ability to obtain additional financing in the future; (iii) requiring a substantial portion of our cash flows from operations to be used for the payment of principal and interest on our indebtedness, thereby reducing the amount of cash available to fund working capital needs, capital expenditures, and other general corporate purposes; (iv) limiting our flexibility to plan for, or react to, changes in our business; and (v) increasing our vulnerability to adverse economic and industry conditions.
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
Additionally, interest rates have been at elevated levels in recent years and it is uncertain if and when such rates may decline. Higher interest rates may increase the cost of any borrowings under our various credit and overdraft facilities, as well as negatively impact consumer sentiment and the global economy as a whole, which could result in a material adverse effect on our business.
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
Cyber-criminals are constantly devising new, sophisticated schemes to gain unauthorized access to computer systems and confidential or sensitive data, including through the use of artificial intelligence. Despite the security measures we currently have in place (including those described in Item 1C — "Cybersecurity"), our facilities and systems and those of our third-party service providers may be vulnerable to targeted or random attacks that could lead to security breaches, acts of vandalism, phishing attacks, denial-of-service attacks, computer viruses, malware, ransomware, misplaced or lost data, programming and/or human errors, or other Internet or email events. Further, our employees may intentionally or inadvertently cause data security breaches that result in the unauthorized access or release of our private and sensitive information, the risk of which may be compounded as the use of artificial intelligence becomes more prevalent. The extensive use of smartphones, tablets, and other wireless devices, as well as our hybrid work policy, under which a substantial portion of our corporate employees work remotely for part of the work week, heighten these and other operational risks. Given the sensitive nature of information collected and processed, the retail industry in particular continues to be the target of many cyber-attacks, which are becoming increasingly more frequent and difficult to anticipate, prevent, and timely detect due to their rapidly evolving nature. Furthermore, economic sanctions issued by one country against another or trade disputes could increase the risk of retaliatory state-sponsored cyber-attacks. Given the rapidly evolving nature, sophistication, and complexity of cyber-attacks, despite our reasonable efforts to mitigate and prevent such attacks, it is possible that we may not be able to anticipate, prevent, timely detect, or implement effective preventive measures to protect against all cyber-attack incidents.
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
We are dependent on our computer systems to record and process transactions and manage and operate our business, including designing, marketing, manufacturing, importing, tracking, and distributing our products, processing payments, accounting for and reporting financial results, and managing our employees and employee benefit programs. In addition, we have digital commerce and other informational websites in North America, Europe, and Asia, and have plans for additional digital commerce sites in the future. Further, we utilize technology in the execution of our digital brand engagement and social media communication initiatives. We have also implemented a hybrid work policy, allowing a substantial portion of our corporate employees to work remotely for part of the work week. Given the complexity of our business and the significant number of transactions that we engage in on a daily basis, it is imperative that we maintain uninterrupted operation of our computer hardware and software systems.
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
Risks Related to Citizenship and Sustainability Issues
Our business could suffer if we fail to meet our global citizenship and sustainability goals or if such goals do not meet the expectations of our stakeholders.
There is an increased focus from consumers, employees, investors, advocacy groups, and other stakeholders regarding environmental, social, and governance ("ESG") matters. Furthermore, investors have placed increased importance on the social cost of their investments. We have established certain long-term initiatives and goals regarding our impact on natural resources and society as a whole as part of our Global Citizenship & Sustainability strategy, with the aim of future-proofing our business for years to come. However, there can be no assurance that our various stakeholders will agree with our initiatives, or if we will be successful in achieving our goals by our targeted dates or at all. Further, we could incur additional costs, face market and technological barriers, and require additional resources to monitor, report, and comply with various citizenship and sustainability practices. Our failure, or perceived failure, to achieve our goals could damage the reputation of our brands and lead to adverse consumer actions and/or investment decisions by investors, as well as our ability to attract and retain employees.
Conversely, in recent years, negative sentiment towards corporate goals and initiatives related to these areas has gained momentum in the U.S., which has been accompanied by the proposal or enactment of policies, legislation, or initiatives by several state legislatures and by the U.S. federal government intended to prohibit or limit consideration of ESG matters by corporations and investors. Additionally, we could also be criticized by stakeholders who share such sentiment for having certain initiatives and goals or for any revisions to such initiatives or goals. We may not be able to meet the increasingly diverging expectations and perspectives on these topics and could be subjected to scrutiny that could adversely affect our reputation, business, financial performance and growth.
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
In addition, many countries in which we and our suppliers and wholesale customers operate have begun enacting new legislation and regulations intended to reduce or mitigate the potential impacts of climate change, which could result in higher sourcing, operational, and compliance-related costs. Such proposed measures also include expanded disclosure requirements regarding greenhouse gas emissions, climate change risks, and other climate-related information, including independent auditors providing increasing levels of attestation to the accuracy of such disclosures. There has also been increased focus by governmental and non-governmental organizations, consumers, customers, and other stakeholders on products that are made with more sustainable practices and materials and other sustainability matters, including traceability and transparency, sustainability claims and product labeling requirements, responsible sourcing and deforestation, design for circularity, the use of energy, water, and synthetic fibers, and the recyclability or recoverability of packaging, product, and materials. It is becoming increasingly complex to monitor, assess, and ultimately comply with such new laws and regulations due to the rapid speed at which such legislation is evolving, coupled with inconsistencies or contradictions between jurisdictions. Our ability to comply with any such new laws and regulations or otherwise meet our various stakeholders' expectations may lead to increased costs and operational complexity, including, but not limited to, implementation of new information technology systems and the development of controls and processes surrounding the completeness and accuracy of the data being reported. Any failure on our part to comply with such regulations or meet such expectations could lead to adverse investment decisions by investors, lost sales resulting from our inability to sell our products in applicable jurisdictions and/or adverse consumer purchase decisions, as well as expose us to government enforcement action and/or private litigation.
Risks Related to Regulatory, Legal, and Tax Matters
Our ability to conduct business globally may be affected by a variety of legal, regulatory, political, and economic risks.
Our ability to capitalize on growth in new international markets and to maintain our current level of operations in our existing markets is subject to certain risks associated with operating in various locations around the globe. These include, but are not limited to (i) complying with a variety of U.S. and foreign laws and regulations, including, but not limited to, trade, product labeling, and product safety restrictions, as well as forced labor regulations such as the Uyghur Forced Labor Prevention Act ("UFLPA") and the Countering America's Adversaries Through Sanctions Act ("CAATSA"), both of which prohibit the importation of goods made in whole or in part in certain territories, or by certain identified entities, and grants U.S. Customs & Border Protection the authority to detain, exclude, or seize goods and assess monetary penalties and fines, the Foreign Corrupt Practices Act, which prohibits U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business, and similar foreign country laws, such as the U.K. Bribery Act, which prohibits U.K. and related companies from any form of bribery; (ii) the imposition of additional duties, tariffs, taxes, and other charges or other barriers to trade; (iii) changes in diplomatic and trade relationships; (iv) general economic fluctuations in specific countries or markets; (v) unexpected changes in laws, judicial processes, or regulatory requirements; (vi) adapting to local customs and culture; (vii) civil and political instability, military conflicts, terrorist attacks, and other hostilities; and (viii) pandemic diseases.

The future geopolitical landscape remains particularly uncertain. Any resulting changes in international trade relations, legislation and regulations (including those related to tariffs, importation, and taxation), or economic and monetary policies, or heightened diplomatic tensions or political and civil unrest, among other potential impacts (all as described within other risk factors herein), could adversely impact the global economy and our operating results. Any negative sentiment toward the U.S. as a result of any such changes could also adversely affect our business.
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
In addition, the tax laws and regulations in the countries where we operate may change, or there may be changes in interpretation and enforcement of existing tax laws, which could materially affect our income tax expense in our consolidated financial statements. For example, the Organisation for Economic Co-operation and Development (the "OECD"), which represents a coalition of member countries, has proposed changes to numerous long-standing tax principles through its Base Erosion and Profit Shifting project, which is focused on a number of issues, including the creation of a global minimum tax rate of 15% commonly referred to as "Pillar Two." Although the U.S. effectively withdrew from the OECD global tax agreement in January 2025, other countries where we conduct business, including Switzerland, the United Kingdom, and Germany, have enacted similar legislation implementing Pillar Two rules (in whole or in part), and additional countries could implement related legislation in the future. We cannot be certain if or when other countries will enact new legislation or how closely any such new legislation will align with the OECD's Pillar Two framework. While we continue to evaluate the impact of these legislative changes as new guidance becomes available, uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions. Accordingly, although our business has not currently been materially impacted by those countries that have enacted Pillar Two rules to date, we cannot guarantee that such impacts will remain immaterial to our business in the future. Furthermore, other taxing authorities of certain state, local, and other foreign jurisdictions may also decide to modify existing tax laws. We cannot predict which, if any, of these items or others will be enacted into law or the resulting impact any such enactment will have on our business operations, which could be material.
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
Our business planning process is designed to maximize our long-term strength, growth, and profitability, and not to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term focus is in the best interests of our Company and our stockholders. However, we also recognize that, from time to time, it may be helpful to provide investors with guidance as to our quarterly and annual forecast of net sales and earnings. While we generally expect to provide updates to our guidance when we report our results each fiscal quarter, we do not have any responsibility to update any of our guidance or other forward-looking statements at such times or otherwise. In addition, any longer-term guidance that we provide is based on goals that we believe, at the time guidance is given, are reasonably attainable. However, such long-range targets are more difficult to predict than our current quarter and full fiscal year expectations. Additionally, external analysts and investors may publish their own independent predictions of our future performance. We do not endorse such predictions or assume any responsibility to correct such predictions when they differ from our own expectations. If, or when, we announce actual results that differ from those that have been predicted by us, outside analysts, or others, the market price of our securities could be adversely affected. Investors who rely on these predictions when making investment decisions with respect to our securities do so at their own risk. We take no responsibility for any losses suffered as a result of such changes in the prices of our securities. Furthermore, the stock market in general has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies. Accordingly, public perception and other factors outside of our control may impact our stock price, regardless of our actual operating performance.
In addition, we have historically returned value to shareholders through our payment of quarterly cash dividends and common stock share repurchases. Investors may have an expectation that we will continue to pay quarterly cash dividends, further increase our cash dividend rate, and/or repurchase shares available under our Class A common stock repurchase program. Our ability to pay quarterly cash dividends and repurchase our Class A common stock will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive, and other factors that are beyond our control, such as impacts related to pandemic diseases, which in the past had resulted in us temporarily suspending our quarterly cash dividend and share repurchases. Although both of these programs are currently active, our Board of Directors may, at its discretion, elect to suspend or otherwise alter these programs at any time. The market price of our securities could be adversely affected if our cash dividend payments and/or Class A common stock share repurchase activity differ from investors' expectations.
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
As of March 29, 2025, Mr. Ralph Lauren, or entities controlled by the Lauren family, held approximately 85% of the voting power of the outstanding common stock of our Company. In addition, Mr. R. Lauren serves as our Executive Chairman and Chief Creative Officer, Mr. R. Lauren's son, Mr. David Lauren, serves as our Chief Branding and Innovation Officer, Strategic Advisor to the CEO, and Vice Chairman of the Board of Directors, and we employ other members of the Lauren family. From time to time, we may have other business dealings with Mr. R. Lauren, members of the Lauren family, or entities affiliated with Mr. R. Lauren or the Lauren family. As a result of his stock ownership and position in our Company, Mr. R. Lauren has the ability to exercise significant control over our business, including, without limitation, (i) the election of our Class B common stock directors, voting separately as a class and (ii) any action requiring the approval of our stockholders, including the adoption of amendments to our certificate of incorporation and the approval of mergers or sales of all or substantially all of our assets.

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
We thoroughly assess potential vendors based on their role and the sensitivity of the IT resources they access. Our vendors follow a consistent risk management process in order to meet our high standards. We select vendors who prioritize data protection and comply with relevant privacy regulations. Furthermore, we enforce strict protocols, including limiting access to necessary information, ensuring data usage is confined to agreed-upon purposes, and mandating the deletion or return of data upon service termination. Through these measures, we collaborate with third-party vendors while implementing controls to safeguard our information.
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

The Audit Committee reviews our cybersecurity program on a quarterly basis, including through review of a quarterly enterprise risk management report, and periodically convenes special meetings to conduct deeper preparedness, enterprise risk and business continuity reviews. These special meetings are open to the full Board to attend. In addition, the full Board periodically receives cybersecurity updates. Our Chief Information Officer ("CIO") and Chief Information Security Officer ("CISO") attend all of these meetings and provide updates during them.
Our cybersecurity program is led by our CISO, a seasoned leader in the cybersecurity field with over 25 years of extensive experience across cybersecurity, IT, risk management, and regulatory compliance. Holding both a master's in computer engineering and business administration, our CISO is also a Certified Information Systems Security Professional ("CISSP"). Reporting directly to our CIO, the CISO leads a dedicated team of information security and risk professionals. Together they are entrusted with the crucial task of managing our information security and data protection operations.
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
We believe that our existing facilities are well maintained, in good operating condition, and are adequate for our present level of operations.
The following table sets forth information relating to our principal properties as of March 29, 2025:

Location	Use	Approximate Square Feet

NC Highway 66, High Point, NC	Wholesale and retail distribution facility	1,047,000
N. Pendleton Street, High Point, NC	Retail digital commerce call center and distribution facility	805,000
601 West 26th Street, NYC	Corporate offices and showrooms	380,200
650 Madison Avenue, NYC	Executive and corporate offices, design studio, and showrooms	182,000
Long Island City, NY	Corporate offices, design and digital production studios, showrooms, and warehousing	169,600
Gunpo, South Korea	Wholesale and retail distribution facility	133,100
Nutley, NJ	Corporate offices	92,500
Spinners Building, Hong Kong	Asia sourcing offices	69,200
Gateway Office, Hong Kong	Asia corporate offices	37,500
Geneva, Switzerland	Europe corporate office	31,200
Seoul, South Korea	Asia corporate offices	29,600
Shanghai, China	Asia corporate offices	28,800
Watford, UK	Europe corporate offices	28,000
Tokyo, Japan	Asia corporate offices	24,700
London, UK	Europe corporate offices	19,650
888 Madison Avenue, NYC	Retail flagship store	37,900
N. Michigan Avenue, Chicago	Retail flagship store	37,500
New Bond Street, London, UK	Retail flagship store	31,500
867 Madison Avenue, NYC	Retail flagship store	27,700
Paris, France	Retail flagship store	25,700
Tokyo, Japan	Retail flagship store	25,200
N. Rodeo Drive, Beverly Hills	Retail flagship store	22,200
Milan, Italy	Retail flagship store	14,900
Prince's Building, Hong Kong	Retail flagship store	9,500
As of March 29, 2025, we directly operated 564 retail stores, totaling approximately 4.1 million square feet. We expect that we will be able to extend our retail store leases, as well as leases for our non-retail facilities, which expire in the near future on satisfactory terms or otherwise relocate to desirable alternate locations. We generally lease our freestanding retail stores for initial terms ranging from 3 to 10 years, with renewal options. See Item 1A — "Risk Factors — Risks Related to our Business and Operations — Our business is subject to risks related to leasing real estate and other assets under long-term, non-cancellable leases."

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
PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
As of May 16, 2025, there were 595 holders of record of our Class A common stock and 7 holders of record of our Class B common stock. Our Class A common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "RL." All of our outstanding shares of Class B common stock are owned by Mr. Ralph Lauren, Executive Chairman and Chief Creative Officer, and entities controlled by the Lauren family. Shares of our Class B common stock may be converted immediately into Class A common stock on a one-for-one basis by the holder. There is no cash or other consideration paid by the holder converting the shares and, accordingly, there is no cash or other consideration received by the Company. The shares of Class A common stock issued by the Company in such conversions are exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. No shares of our Class B common stock were converted into Class A common stock during the fiscal quarter ended March 29, 2025.
The following table sets forth repurchases of shares of our Class A common stock during the fiscal quarter ended March 29, 2025:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(a)
					(millions)
December 29, 2024 to January 25, 2025	—		$—	—	$428
January 26, 2025 to February 22, 2025	—		—	—	428
February 23, 2025 to March 29, 2025	302,087	(b)	252.85	300,337	352
	302,087			300,337

(a)    On May 15, 2025 our Board of Directors approved an expansion of the common stock repurchase program that allows us to repurchase up to an additional $1.500 billion of Class A common stock repurchases. Repurchases of shares of Class A common stock are subject to overall business and market conditions.
(b)    Includes 1,750 shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.

The following graph compares the cumulative total stockholder return (stock price appreciation plus dividends) on our Class A common stock to the cumulative total return of the Standard & Poor's ("S&P") 500 Index and the S&P 1500 Apparel, Accessories & Luxury Goods Index for the period from March 28, 2020, the last day of our 2020 fiscal year, through March 29, 2025, the last day of our 2025 fiscal year. The returns are calculated by assuming a $100 investment made on March 28, 2020 in the Class A common stock and each index, with all dividends reinvested.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Ralph Lauren Corporation, the S&P 500 Index, and S&P 1500 Apparel, Accessories & Luxury Goods Index

$400
$300
$200
$100
$0
3/28/20
3/27/21
4/2/22
4/1/23
3/30/24
3/29/25
Ralph Lauren Corporation
S&P 500
S&P Composite 1500 Apparel, Accessories & Luxury Goods

Item 6.    Reserved

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read together with our audited consolidated financial statements and notes thereto, which are included in this Annual Report on Form 10-K. We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, Fiscal 2025 ended on March 29, 2025 and was a 52-week period; Fiscal 2024 ended on March 30, 2024 and was a 52-week period; Fiscal 2023 ended on April 1, 2023 and was a 52-week period; and Fiscal 2026 will end on March 28, 2026 and will be a 52-week period.
INTRODUCTION
MD&A is provided as a supplement to the accompanying consolidated financial statements and notes thereto to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:
•Overview.    This section provides a general description of our business, global economic conditions and industry trends, and a summary of our financial performance for Fiscal 2025. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.
•Results of operations.    This section provides an analysis of our results of operations for Fiscal 2025 and Fiscal 2024 as compared to the respective prior fiscal year.
•Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of March 29, 2025, which includes (i) an analysis of our financial condition as compared to the prior fiscal year-end; (ii) an analysis of changes in our cash flows for Fiscal 2025 and Fiscal 2024 as compared to the respective prior fiscal year; (iii) an analysis of our liquidity, including the availability under our commercial paper borrowing program and credit facilities, our supplier finance program, outstanding debt and covenant compliance, common stock repurchases, and payments of dividends; and (iv) a summary of our material cash requirements as of March 29, 2025.
•Market risk management.    This section discusses how we manage our risk exposures related to foreign currency exchange rates, interest rates, and our investments as of March 29, 2025.
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
We diversify our business by geography (North America, Europe, and Asia, among other regions) and channel of distribution (retail, wholesale, and licensing). This allows us to maintain a dynamic balance as our operating results do not depend solely on the performance of any single geographic area or channel of distribution. We sell directly to consumers through our integrated retail channel, which includes our retail stores, concession-based shop-within-shops, and digital commerce operations around the world. Our wholesale sales are made principally to major department stores, specialty stores, and third-party digital partners around the world, as well as to certain third-party-owned stores to which we have licensed the right to operate in defined geographic territories using our trademarks. In addition, we license to third parties for specified periods the right to access our various trademarks in connection with the licensees' manufacture and sale of designated products, such as certain apparel categories, eyewear, fragrances, and home furnishings.

We organize our business into the following three reportable segments:
•North America — Our North America segment, representing approximately 43% of our Fiscal 2025 net revenues, primarily consists of sales of our Ralph Lauren branded products made through our retail and wholesale businesses primarily in the U.S. and Canada. In North America, our retail business is primarily comprised of our Ralph Lauren stores, our outlet stores, and our digital commerce sites, www.RalphLauren.com and www.RalphLauren.ca. Our wholesale business in North America is comprised primarily of sales to department stores and, to a lesser extent, specialty stores.
•Europe — Our Europe segment, representing approximately 31% of our Fiscal 2025 net revenues, primarily consists of sales of our Ralph Lauren branded products made through our retail and wholesale businesses in Europe and emerging markets. In Europe, our retail business is primarily comprised of our Ralph Lauren stores, our outlet stores, our concession-based shop-within-shops, and our various digital commerce sites. Our wholesale business in Europe is comprised primarily of a varying mix of sales to both department stores and specialty stores, depending on the country, as well as to various third-party digital and licensee partners.
•Asia — Our Asia segment, representing approximately 24% of our Fiscal 2025 net revenues, primarily consists of sales of our Ralph Lauren branded products made through our retail and wholesale businesses in Asia, Australia, and New Zealand. Our retail business in Asia is primarily comprised of our Ralph Lauren stores, our outlet stores, our concession-based shop-within-shops, and our various digital commerce sites. In addition, we sell our products online through various third-party digital partner commerce sites. Our wholesale business in Asia is comprised primarily of sales to department stores and various third-party digital and licensee partners.
No operating segments were aggregated to form our reportable segments. In addition to these reportable segments, we also have other non-reportable segments, representing approximately 2% of our Fiscal 2025 net revenues, which primarily consist of Ralph Lauren and Chaps branded royalty revenues earned through our global licensing alliances.
Approximately 57% of our Fiscal 2025 net revenues were earned outside of the U.S. See Note 20 to the accompanying consolidated financial statements for further discussion of our segment reporting structure.
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
Recent Developments
Next Generation Transformation Project
We are in the early stages of executing a large-scale, multi-year global project that is expected to significantly transform the way in which we operate our business and further enable our long-term strategic pivot towards a global direct-to-consumer-oriented model (the "Next Generation Transformation project" or "NGT project"). The NGT project will be completed in phases and involves the redesigning of certain end-to-end processes and the implementation of a suite of technology systems on a global scale. Such efforts are expected to result in significant process improvements and the creation of synergies across core areas of operations, including merchandise buying and planning, procurement, inventory management, retail and wholesale operations, and financial planning and reporting, better enabling us to optimize inventory levels and increase the speed with which we react to changes in consumer demand across markets, among other benefits.
In connection with the preliminary phase of the NGT project, we incurred other charges of $25.2 million and $5.1 million during Fiscal 2025 and Fiscal 2024, respectively, which were recorded within restructuring and other charges, net in the consolidated statements of operations.

Global Economic Conditions and Industry Trends
The global economy and retail industry are impacted by many uncontrollable factors. Most recently, the U.S. announced significant changes to its trade policies, including widespread tariff increases on imported goods, with potential further increases and revisions or terminations to existing trade agreements. In response, many countries have announced or are otherwise considering retaliatory tariffs on U.S. exports and other trade restrictions. This has led to significant uncertainty regarding the future relationship between the U.S. and other countries, as well as growing concerns about a global trade war, higher inflation, and a potential global recession, which has already caused significant volatility of global stock markets and foreign currency exchange rates.
Other recent economic conditions, including ongoing inflationary pressures, organized labor disputes, high interest rates, significant foreign currency volatility, and military conflicts (as discussed below), continue to impact consumer discretionary income levels, spending, and sentiment in the U.S. and beyond. In response to such pressures, as well as to reduce elevated inventory levels, many retailers (particularly in the U.S.) continue to resort to promotional activity in an attempt to offset traffic declines and increase conversion. Furthermore, the department store sector has also experienced consolidations, restructurings, bankruptcies, and other ownership changes in recent times, as well as an increase in store closures.
The global economy has also been negatively impacted by ongoing military conflicts, including the Russia-Ukraine and Israel-Hamas wars, militant attacks on cargo vessels in the Red Sea, and other hostilities in the Middle East. Although our voluntary decision to suspend operations in Russia has not resulted in a material impact to our consolidated financial statements and our ongoing operations in Israel are also not material, our business has been, and may continue to be, affected by the broader macroeconomic implications resulting from these and other military conflicts, including inflationary pressures, unfavorable foreign currency exchange rates, increases in energy prices, food shortages, and financial market volatility, among other factors, which have adversely impacted consumer sentiment and confidence. It is not clear at this time how long these conflicts will endure, or if they will escalate further with additional countries declaring war against each other, which could further amplify the impacts of the various macroeconomic factors described above and potentially result in a global recession.
The global supply chain has also been negatively impacted by various factors, including disruptions at U.S. ports and in the Red Sea. Although our business has not been significantly impacted by such disruptions, we have experienced some shipping delays impacting the timing of inventory receipts, and if such disruptions were to continue over a prolonged period, it could result in further inventory receipt delays and/or higher freight costs in the near-term and beyond.
We have implemented various global strategies to address many of these challenges and continue to build a foundation for long-term profitable growth by strengthening our consumer-facing areas and driving a more efficient operating model. We continue to monitor the current geopolitical landscape, including the potential impact of higher tariffs should they become effective. We have taken proactive measures in recent years to diversify our supply chain from a geographic perspective and believe we can further mitigate potential cost pressures associated with new tariffs through a combination of our disciplined inventory management, leveraging our relationships with suppliers to reduce product costs, our ability to change country of origin, and pricing actions. However, should the proposed tariffs become effective, our profitability will be negatively impacted. Regarding mitigating inflationary pressures, our strategy includes numerous levers, including our ability to effectively increase prices, leveraging our diversified supply chain and strong supplier relationships, and leveraging our in-house quality control to reduce time and cost from the manufacturing process, among other efforts. Despite the competitive environment, we plan to continue driving our broader long-term strategy of brand elevation, which includes multiple levers to continue driving average unit retail growth and brand equity.
We will continue to monitor these conditions and trends and adjust our operating strategies to help mitigate the related impacts on our results of operations, while remaining focused on the long-term growth of our business and protecting and elevating the value of our brand.
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A — "Risk Factors" included in this Annual Report on Form 10-K.

Summary of Financial Performance
Operating Results
In Fiscal 2025, we reported net revenues of $7.079 billion, net income of $742.9 million, and net income per diluted share of $11.61, as compared to net revenues of $6.631 billion, net income of $646.3 million, and net income per diluted share of $9.71 in Fiscal 2024. The comparability of our operating results has been affected by net restructuring-related charges, impairment of assets, and certain other charges (benefits), as well as foreign currency volatility. Our operating results are also susceptible to changes in macroeconomic conditions.
Our operating performance for Fiscal 2025 reflected revenue increases of 6.8% on a reported basis and 7.7% on a constant currency basis, as defined within "Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition" below. Net revenues reflected growth across all of our reportable segments.
Our gross profit as a percentage of net revenues increased by 180 basis points to 68.6% during Fiscal 2025, primarily driven by the favorable geographic, channel, and product mix, average unit retail ("AUR") growth, and lower cotton costs, more than offsetting incremental pressure from non-cotton product costs and unfavorable foreign currency effects.
Selling, general, and administrative ("SG&A") expenses as a percentage of net revenues increased by 30 basis points to 54.6% during Fiscal 2025, largely attributable to geographic and channel mix, as well as increases across various expense categories, including higher compensation-related expenses and higher marketing investments due to planned key campaign events.
Net income increased by $96.6 million to $742.9 million in Fiscal 2025 as compared to Fiscal 2024, primarily due to a $175.7 million increase in our operating income, partially offset by a $76.7 million increase in our income tax provision. Net income per diluted share increased by $1.90 to $11.61 per share during Fiscal 2025 driven by the higher level of net income and lower weighted-average diluted shares outstanding.
During Fiscal 2025 and Fiscal 2024, our operating results were negatively impacted by net restructuring-related charges, impairment of assets, and certain other charges (benefits) totaling $57.8 million and $69.9 million, respectively, which had an after-tax effect of reducing net income by $46.0 million, or $0.72 per diluted share, and $52.6 million, or $0.80 per diluted share, respectively. Net income during Fiscal 2024 also reflected an income tax benefit of $13.1 million, or $0.20 per diluted share, recorded in connection with non-recurring income tax events.
Financial Condition and Liquidity
We ended Fiscal 2025 in a net cash and short-term investments position (calculated as cash and cash equivalents, plus short-term investments, less total debt) of $940.4 million, as compared to $642.7 million as of the end of Fiscal 2024. The increase in our net cash and short-term investments position during Fiscal 2025 as compared to Fiscal 2024 was primarily due to our operating cash flows of $1.235 billion, partially offset by our use of cash to support Class A common stock repurchases of $480.9 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to invest in our business through $216.2 million in capital expenditures, and to make dividend payments of $201.1 million.
Net cash provided by operating activities was $1.235 billion during Fiscal 2025, as compared to $1.070 billion during Fiscal 2024. The net increase in cash provided by operating activities was due to an increase in net income before non-cash charges, as well as a net favorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year.
Our equity increased to $2.589 billion as of March 29, 2025, compared to $2.450 billion as of March 30, 2024 due to our comprehensive income and the net impact of stock-based compensation arrangements, partially offset by our share repurchase activity and dividends declared during Fiscal 2025.

Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition
The comparability of our operating results for the three fiscal years presented herein has been affected by certain events, including:
•pretax charges incurred in connection with our restructuring activities, as well as certain other benefits (charges) as summarized below (references to "Notes" are to the notes to the accompanying consolidated financial statements):

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	April 1, 2023
	(millions)
Restructuring and other charges, net (see Note 9)	$(57.0)	$(74.9)	$(43.0)
Non-routine inventory benefits (charges)(a)	—	4.5	(15.4)
Impairment of assets (see Note 8)	(0.8)	—	(9.7)
Non-routine bad debt expense reversals(b)	—	0.5	2.1
Total charges, net	$(57.8)	$(69.9)	$(66.0)

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
•a one-time tax benefit of $13.1 million recorded within our income tax provision during Fiscal 2024 in connection with Swiss tax reform and the European Union's anti-tax avoidance directive, which decreased our Fiscal 2024 effective tax rate by 170 basis points. See Note 10 to the accompanying consolidated financial statements for further discussion.
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

RESULTS OF OPERATIONS
Fiscal 2025 Compared to Fiscal 2024
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$7,079.0	$6,631.4	$447.6	6.8%
Cost of goods sold	(2,226.1)	(2,199.6)	(26.5)	1.2%
Gross profit	4,852.9	4,431.8	421.1	9.5%
Gross profit as % of net revenues	68.6%	66.8%		180	bps
Selling, general, and administrative expenses	(3,863.0)	(3,600.5)	(262.5)	7.3%
SG&A expenses as % of net revenues	54.6%	54.3%		30	bps
Impairment of assets	(0.8)	—	(0.8)	100.0%
Restructuring and other charges, net	(57.0)	(74.9)	17.9	(23.9%)
Operating income	932.1	756.4	175.7	23.2%
Operating income as % of net revenues	13.2%	11.4%		180	bps
Interest expense	(44.1)	(42.2)	(1.9)	4.6%
Interest income	74.0	73.0	1.0	1.4%
Other expense, net	(11.3)	(9.8)	(1.5)	14.5%
Income before income taxes	950.7	777.4	173.3	22.3%
Income tax provision	(207.8)	(131.1)	(76.7)	58.6%
Effective tax rate(a)	21.9%	16.9%		500	bps
Net income	$742.9	$646.3	$96.6	14.9%
Net income per common share:
Basic	$11.86	$9.91	$1.95	19.7%
Diluted	$11.61	$9.71	$1.90	19.6%

(a)Effective tax rate is calculated by dividing the income tax provision by income before income taxes.
Net Revenues.    Net revenues increased by $447.6 million, or 6.8%, to $7.079 billion in Fiscal 2025 as compared to Fiscal 2024, reflecting growth across all of our reportable segments, partially offset by unfavorable foreign currency effects of $66.1 million. On a constant currency basis, net revenues increased by $513.7 million, or 7.7%.
The following table summarizes the percentage change in our Fiscal 2025 consolidated comparable store sales as compared to the prior fiscal year:

% Change
Digital commerce	9%
Brick and mortar	10%
Total comparable store sales	10%

Our global average store count decreased by 20 stores and concession shops during Fiscal 2025 compared with the prior fiscal year, largely driven by concession shop closures in Asia and lower-tierd outlet store closures in North America. The following table details our retail store presence by segment as of the periods presented:

	March 29, 2025	March 30, 2024
Freestanding Stores:
North America	223	230
Europe	104	103
Asia	237	231
Total freestanding stores	564	564

Concession Shops:
North America	—	1
Europe	30	27
Asia	641	671
Total concession shops	671	699
Total stores	1,235	1,263
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
Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the prior fiscal year, are provided below:

	Fiscal Years Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	March 29, 2025	March 30, 2024	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$3,050.1	$2,950.5	$99.6	$(4.3)	$103.9	3.4%	3.5%
Europe	2,174.9	1,968.0	206.9	(13.2)	220.1	10.5%	11.2%
Asia	1,709.4	1,566.6	142.8	(48.5)	191.3	9.1%	12.2%
Other non-reportable segments	144.6	146.3	(1.7)	(0.1)	(1.6)	(1.1%)	(1.1%)
Total net revenues	$7,079.0	$6,631.4	$447.6	$(66.1)	$513.7	6.8%	7.7%
North America net revenues — Net revenues increased by $99.6 million, or 3.4%, during Fiscal 2025 as compared to Fiscal 2024. On a constant currency basis, net revenues increased by $103.9 million, or 3.5%.
The $99.6 million increase in North America net revenues was driven by:
•a $118.5 million increase related to our North America retail business. On a constant currency basis, net revenues increased by $121.9 million, reflecting increases of $114.3 million in comparable store sales and $7.6 million in non-comparable store sales. The increase in our comparable store sales reflected high-single digit AUR growth during Fiscal 2025 as compared to the prior fiscal year, as well as higher traffic. The following table summarizes the percentage changes in comparable store sales related to our North America retail business:

% Change
Digital commerce	2%
Brick and mortar	8%
Total comparable store sales	6%

This increase was partially offset by an $18.9 million decline related to our North America wholesale business primarily driven by reduced excess inventory sales in the off-price wholesale channel.
Europe net revenues — Net revenues increased by $206.9 million, or 10.5%, during Fiscal 2025 as compared to Fiscal 2024. On a constant currency basis, net revenues increased by $220.1 million, or 11.2%.
The $206.9 million increase in Europe net revenues was driven by:
•a $132.8 million increase related to our Europe retail business, inclusive of unfavorable foreign currency effects of $6.2 million. On a constant currency basis, net revenues increased by $139.0 million, reflecting increases of $132.8 million in comparable store sales and $6.2 million in non-comparable store sales. The increase in our comparable store sales reflected low-double digit AUR growth during Fiscal 2025 as compared to the prior fiscal year, as well as higher traffic. The following table summarizes the percentage changes in comparable store sales related to our Europe retail business:

% Change
Digital commerce	16%
Brick and mortar	14%
Total comparable store sales	15%
•a $74.1 million increase related to our Europe wholesale business largely driven by stronger re-order trends more than offsetting planned reductions within the off-price wholesale channel and unfavorable foreign currency effects of $7.0 million.
Asia net revenues — Net revenues increased by $142.8 million, or 9.1%, during Fiscal 2025 as compared to Fiscal 2024. On a constant currency basis, net revenues increased by $191.3 million, or 12.2%.
The $142.8 million increase in Asia net revenues was driven by:
•a $167.8 million increase related to our Asia retail business, inclusive of unfavorable foreign currency effects of $46.6 million. On a constant currency basis, net revenues increased by $214.4 million, reflecting increases of $151.4 million in comparable store sales and $63.0 million in non-comparable store sales. The increase in our comparable store sales reflected low-double digit AUR growth during Fiscal 2025 as compared to the prior fiscal year, as well as higher traffic. The following table summarizes the percentage changes in comparable store sales related to our Asia retail business:

% Change
Digital commerce	25%
Brick and mortar	11%
Total comparable store sales	12%
This increase was partially offset by a $25.0 million decline related to our Asia wholesale business, largely driven by decreases in South Korea and Japan.
Gross Profit.    Gross profit increased by $421.1 million, or 9.5%, to $4.853 billion in Fiscal 2025, including unfavorable foreign currency effects of $62.8 million. Gross profit as a percentage of net revenues increased to 68.6% in Fiscal 2025 from 66.8% in Fiscal 2024. The 180 basis point improvement was primarily driven by the favorable impact of approximately 70 basis points attributable to geographic and channel mix. The remaining 110 basis point improvement was primarily due to AUR growth of approximately high-single digits, lower cotton costs, and favorable product mix, more than offsetting incremental pressure from non-cotton products costs and unfavorable foreign currency effects of approximately 20 basis points.
Gross profit is the difference between total net revenues and cost of goods sold. Cost of goods sold includes the amounts incurred to acquire and produce inventory for sale to our customers, including product costs, freight-in, and import costs, as well as changes in reserves for shrinkage and inventory realizability. Gains and losses associated with forward foreign currency exchange contracts that are designated and qualifying as cash flow hedges of inventory transactions are also recognized within cost of goods sold when the hedged inventory is sold. The costs of selling merchandise, including those associated with preparing merchandise for sale, such as picking, packing, warehousing, and order charges, are included in SG&A expenses in the consolidated statements of operations. As a result, our gross profit may not be comparable to that of other entities.

Selling, General, and Administrative Expenses.    SG&A expenses include costs relating to compensation and benefits, marketing and advertising, rent and occupancy, distribution, information technology, legal, depreciation and amortization, bad debt, and other selling and administrative costs. SG&A expenses increased by $262.5 million, or 7.3%, to $3.863 billion in Fiscal 2025, including favorable foreign currency effects of $30.8 million. SG&A expenses as a percentage of net revenues increased to 54.6% in Fiscal 2025 from 54.3% in Fiscal 2024. The 30 basis point increase was largely attributable to geographic and channel mix resulting from growth of our international and retail businesses which typically carry higher operating expense margins, as well as increases across various expense categories, including higher compensation-related expenses and marketing investments due to planned key campaign events.
The $262.5 million increase in SG&A expenses was driven by:

Fiscal 2025 Compared to Fiscal 2024
(millions)
SG&A expense category:
Compensation-related expenses	$118.6
Marketing and advertising expenses	49.3
Rent and occupancy costs	30.2
Non-income-related taxes	24.0
Selling-related expenses	17.6
Other	22.8
Total increase in SG&A expenses	$262.5
Impairment of Assets.    During Fiscal 2025, we recorded impairment charges of $0.8 million to write-down long-lived assets in connection with certain North America wholesale shops that are expected to close earlier than the end of their original estimated useful life due to the related customer declaring bankruptcy. On a comparative basis, no impairment charges were recorded during Fiscal 2024. See Note 8 to the accompanying consolidated financial statements.
Restructuring and Other Charges, Net.   During Fiscal 2025 and Fiscal 2024, we recorded net restructuring charges of $20.4 million and $55.8 million, respectively, primarily consisting of severance and benefits costs, as well as other charges of $11.4 million and $14.0 million, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations in connection with our restructuring activities for which the related lease agreements have not yet expired. In addition, during Fiscal 2025 and Fiscal 2024, we recorded other charges of $25.2 million and $5.1 million, respectively, in connection with our Next Generation Transformation project (refer to "Recent Developments" for additional discussion) and recorded other income of $2.8 million and $7.0 million, respectively, related to consideration received from Regent, L.P. in connection with our previously sold Club Monaco business. We donated this income to The Ralph Lauren Corporate Foundation, a non-profit, charitable foundation, which resulted in related offsetting donation expenses of $2.8 million and $7.0 million during Fiscal 2025 and Fiscal 2024, respectively. See Note 9 to the accompanying consolidated financial statements.
Operating Income.    Operating income increased by $175.7 million, or 23.2%, to $932.1 million during Fiscal 2025, reflecting unfavorable foreign currency effects of $32.0 million. Our operating results during Fiscal 2025 and Fiscal 2024 were negatively impacted by net restructuring-related charges, impairment of assets, and certain other charges (benefits) totaling $57.8 million and $69.9 million, respectively. Operating income as a percentage of net revenues was 13.2% in Fiscal 2025, reflecting a 180 basis point improvement from Fiscal 2024. The improvement in operating income as a percentage of net revenues was primarily driven by the increase in our gross margin, as well as lower net restructuring-related charges and certain other charges (benefits) recorded during Fiscal 2025 as compared to the prior fiscal year, partially offset by the increase in SG&A expenses as a percentage of net revenues, all as previously discussed.

Operating income and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the prior fiscal year, are provided below:

	Fiscal Years Ended
	March 29, 2025		March 30, 2024
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$640.1	21.0%	$548.9	18.6%	$91.2	240 bps
Europe	566.2	26.0%	464.6	23.6%	101.6	240 bps
Asia	413.2	24.2%	335.9	21.4%	77.3	280 bps
Other non-reportable segments	125.8	87.0%	128.9	88.1%	(3.1)	(110 bps)
Total segment operating income	1,745.3		1,478.3		267.0
Corporate expenses, net	(755.4)		(647.0)		(108.4)
Impairment of assets(a)	(0.8)		—		(0.8)
Restructuring and other charges, net(a)	(57.0)		(74.9)		17.9
Total operating income	$932.1	13.2%	$756.4	11.4%	$175.7	180 bps

(a)See discussion above for additional information related to impairment of assets and restructuring and other charges, net recorded during the fiscal years presented.
North America operating margin improved by 240 basis points due to an increase of 230 basis points in gross margin and a decline of 10 basis points in SG&A expense as a percentage of net revenues. The overall improvement in operating margin was inclusive of the unfavorable impact of approximately 10 basis points attributable to channel mix.
Europe operating margin improved by 240 basis points entirely due to an increase in gross margin. The overall improvement in operating margin was inclusive of the unfavorable impacts of approximately 30 basis points and 20 basis points related to foreign currency effects and channel mix, respectively.
Asia operating margin improved by 280 basis points due to a decline of 190 basis points in SG&A expenses as a percentage of net revenues and an increase of 80 basis points in gross margin. The overall improvement in operating margin was inclusive of the unfavorable impacts of approximately 50 basis points and 20 basis points related to foreign currency effects and channel mix, respectively.
Corporate expenses increased by $108.4 million to $755.4 million in Fiscal 2025 as compared to the prior fiscal year. The increase in corporate expenses was due to higher compensation-related expenses of $50.7 million, higher non-income taxes of $23.9 million, higher marketing and advertising expenses of $13.5 million, lower intercompany sourcing commission of $9.3 million (which is offset at the segment level and eliminates in consolidation), lower non-routine inventory benefits of $4.5 million, and higher other expenses of $22.8 million, partially offset by lower rent and occupancy expenses of $16.3 million.
Non-operating Income (Expense), Net.    Non-operating income (expense), net is comprised of interest expense, interest income, and other income (expense), net, which includes foreign currency gains (losses), equity in income (losses) from our equity-method investees, and other non-operating expenses. During Fiscal 2025, we reported non-operating income, net, of $18.6 million as compared to $21.0 million during Fiscal 2024. The $2.4 million decrease in non-operating income, net was primarily driven by higher interest expense.
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

The income tax provision and effective tax rate in Fiscal 2025 were $207.8 million and 21.9%, respectively, compared to $131.1 million and 16.9%, respectively, in Fiscal 2024. The $76.7 million increase in our income tax provision was primarily driven by an increase in our pretax income, as well as a 500 basis point increase in our effective tax rate. The increase in our effective tax rate was due to the absence of prior year favorable adjustments related to the accrual of deferred tax assets in connection with a transaction entered into as part of a reorganization of our corporate entity structure, and revaluation of deferred tax assets as a result of tax rate changes enacted in the prior year period, partially offset by a current year favorable adjustment related to the revaluation of a deferred tax liability on foreign earnings. The increase in our effective tax rate was also due to the absence of a one-time tax benefit of $13.1 million recorded during Fiscal 2024 in connection with Swiss tax reform and the European Union's anti-tax avoidance directive, which lowered our prior fiscal year period effective tax rate by 170 basis points. See Note 10 to the accompanying consolidated financial statements.
Net Income.    Net income increased to $742.9 million in Fiscal 2025, from $646.3 million in Fiscal 2024. The $96.6 million increase in net income was primarily due to an increase in our operating income, partially offset by an increase in our income tax provision, both as previously discussed. Our operating results during Fiscal 2025 and Fiscal 2024 were negatively impacted by net restructuring-related charges, impairment of assets, and certain other charges (benefits) totaling $57.8 million and $69.9 million, respectively, which had an after-tax effect of reducing net income by $46.0 million and $52.6 million, respectively. Net income during Fiscal 2024 also reflected an income tax benefit of $13.1 million recorded in connection with Swiss tax reform and the European Union's anti-tax avoidance directive, as previously discussed.
Net Income per Diluted Share.    Net income per diluted share increased to $11.61 in Fiscal 2025, from $9.71 in Fiscal 2024. The $1.90 per share increase was primarily driven by the higher level of net income, as previously discussed, and lower weighted-average diluted shares outstanding during Fiscal 2025 driven by our share repurchases during the last twelve months. Net income per diluted share for Fiscal 2025 and Fiscal 2024 were also negatively impacted by $0.72 per share and $0.80 per share, respectively, attributable to net restructuring-related charges, impairment of assets, and certain other charges (benefits), as previously discussed. Net income per diluted share during Fiscal 2024 was also favorably impacted by $0.20 due to an income tax benefit recorded in connection with Swiss tax reform and the European Union's anti-tax avoidance directive, as previously discussed.

Fiscal 2024 Compared to Fiscal 2023
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

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
Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the prior fiscal year, are provided below:

	Fiscal Years Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	March 30, 2024	April 1, 2023	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$2,950.5	$3,020.5	$(70.0)	$(2.2)	$(67.8)	(2.3%)	(2.2%)
Europe	1,968.0	1,839.2	128.8	69.6	59.2	7.0%	3.2%
Asia	1,566.6	1,426.7	139.9	(55.0)	194.9	9.8%	13.7%
Other non-reportable segments	146.3	157.2	(10.9)	—	(10.9)	(6.9%)	(6.9%)
Total net revenues	$6,631.4	$6,443.6	$187.8	$12.4	$175.4	2.9%	2.7%
North America net revenues — Net revenues decreased by $70.0 million, or 2.3%, during Fiscal 2024 as compared to Fiscal 2023. On a constant currency basis, net revenues decreased by $67.8 million, or 2.2%.
The $70.0 million decline in North America net revenues was driven by:
•a $113.3 million decline related to our North America wholesale business as we carefully managed sell-ins to our wholesale customers to better align with consumer demand, as well as the return to a more normalized timing of shipments following the prior year's supply chain disruption.
This decline was partially offset by:
•a $43.3 million increase related to our North America retail business. On a constant currency basis, net revenues increased by $44.3 million, reflecting increases of $35.9 million in comparable store sales and $8.4 million in non-comparable store sales. The increase in our comparable store sales reflected high-single digit AUR growth during Fiscal 2024 as compared to Fiscal 2023, as well as higher traffic. The following table summarizes the percentage changes in comparable store sales related to our North America retail business:

% Change
Digital commerce	—%
Brick and mortar	3%
Total comparable store sales	2%
Europe net revenues — Net revenues increased by $128.8 million, or 7.0%, during Fiscal 2024 as compared to Fiscal 2023. On a constant currency basis, net revenues increased by $59.2 million, or 3.2%.
The $128.8 million increase in Europe net revenues was driven by:
•a $112.9 million increase related to our Europe retail business, inclusive of favorable foreign currency effects of $31.4 million. On a constant currency basis, net revenues increased by $81.5 million, reflecting increases of $66.7 million in comparable store sales and $14.8 million in non-comparable store sales. The increase in our comparable store sales reflected low-teens AUR growth during Fiscal 2024 as compared to Fiscal 2023, as well as higher traffic. The following table summarizes the percentage changes in comparable store sales related to our Europe retail business:

% Change
Digital commerce	11%
Brick and mortar	7%
Total comparable store sales	8%
•a $15.9 million increase related to our Europe wholesale business largely driven by favorable foreign currency effects of $38.2 million and stronger re-order trends, more than offsetting the negative impact of lapping the prior fiscal year's favorable post-pandemic wholesale allowances.
Asia net revenues — Net revenues increased by $139.9 million, or 9.8%, during Fiscal 2024 as compared to Fiscal 2023. On a constant currency basis, net revenues increased by $194.9 million, or 13.7%.
The $139.9 million increase in Asia net revenues was driven by:
•a $141.7 million increase related to our Asia retail business, inclusive of unfavorable foreign currency effects of $51.5 million. On a constant currency basis, net revenues increased by $193.2 million, reflecting increases of $116.9 million in comparable store sales and $76.3 million in non-comparable store sales. The increase in our comparable store sales reflected low-teens AUR growth during Fiscal 2024 as compared to Fiscal 2023, as well as higher traffic. The following table summarizes the percentage changes in comparable store sales related to our Asia retail business:

% Change
Digital commerce	19%
Brick and mortar	10%
Total comparable store sales	10%
This increase was partially offset by a $1.8 million decline related to our Asia wholesale business, inclusive of unfavorable foreign currency effects of $3.5 million.
Gross Profit.    Gross profit increased by $266.0 million, or 6.4%, to $4.432 billion in Fiscal 2024, including unfavorable foreign currency effects of $4.9 million. Gross profit as a percentage of net revenues increased to 66.8% in Fiscal 2024 from 64.6% in Fiscal 2023. The 220 basis point improvement was primarily driven by the favorable impacts of approximately 90 basis points attributable to geographic and channel mix and 30 basis points attributable to lower non-routine inventory charges recorded during Fiscal 2024 as compared to the prior fiscal year. The remaining 100 basis point improvement was primarily due to lower freight costs and AUR growth of approximately low-double digits, more than offsetting incremental pressure from higher cotton costs and unfavorable foreign currency effects of 20 basis points.

Selling, General, and Administrative Expenses.    SG&A expenses increased by $191.6 million, or 5.6%, to $3.600 billion in Fiscal 2024, including favorable foreign currency effects of $11.4 million. SG&A expenses as a percentage of net revenues increased to 54.3% in Fiscal 2024 from 52.9% in Fiscal 2023. The 140 basis point increase was largely attributable to geographic and channel mix resulting from growth of our international and retail businesses which typically carry higher operating expense margins.
The $191.6 million increase in SG&A expenses was driven by:

Fiscal 2024 Compared to Fiscal 2023
(millions)
SG&A expense category:
Compensation-related expenses	$108.2
Rent and occupancy costs	30.9
Marketing and advertising expenses	28.9
Depreciation and amortization expense	8.3
Other	15.3
Total increase in SG&A expenses	$191.6
Impairment of Assets.    No impairment charges were recorded during Fiscal 2024. On a comparative basis, during Fiscal 2023, we recorded impairment charges of $9.7 million to write-down certain long-lived assets, primarily related to a certain previously exited real estate location for which the related lease agreement had not yet expired. See Note 8 to the accompanying consolidated financial statements.
Restructuring and Other Charges, Net.   During Fiscal 2024 and Fiscal 2023, we recorded net restructuring charges and benefits of $55.8 million and $19.2 million, respectively, primarily consisting of severance and benefits costs, as well as other charges of $14.0 million and $23.8 million, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations in connection with our restructuring activities for which the related lease agreements had not yet expired. In addition, during Fiscal 2024 we recorded other charges of $5.1 million in connection with our Next Generation Transformation project (refer to "Recent Developments" for additional discussion). Additionally, during Fiscal 2024 and Fiscal 2023, we recognized income of $7.0 million and $3.5 million, respectively, related to consideration received from Regent, L.P. in connection with our previously sold Club Monaco business. We donated this income to The Ralph Lauren Corporate Foundation, which resulted in related offsetting donation expenses of $7.0 million and $3.5 million during Fiscal 2024 and Fiscal 2023, respectively. See Note 9 to the accompanying consolidated financial statements.
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

Operating income and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the prior fiscal year, are provided below:

	Fiscal Years Ended
	March 30, 2024		April 1, 2023
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$548.9	18.6%	$565.1	18.7%	$(16.2)	(10 bps)
Europe	464.6	23.6%	407.3	22.1%	57.3	150 bps
Asia	335.9	21.4%	289.6	20.3%	46.3	110 bps
Other non-reportable segments	128.9	88.1%	146.4	93.1%	(17.5)	(500 bps)
Total segment operating income	1,478.3		1,408.4		69.9
Corporate expenses(a)	(647.0)		(651.5)		4.5
Impairment of assets(a)	—		(9.7)		9.7
Restructuring and other charges, net	(74.9)		(43.0)		(31.9)
Total operating income	$756.4	11.4%	$704.2	10.9%	$52.2	50 bps

(a)See discussion above for additional information related to impairment of assets and restructuring and other charges, net recorded during the fiscal years presented.
North America operating margin declined by 10 basis points due to an increase of 240 basis points in SG&A expense as a percentage of net revenues, more than offsetting an increase of 230 basis points in gross margin. The overall decline in operating margin was inclusive of the unfavorable impact of approximately 30 basis points attributable to channel mix.
Europe operating margin improved by 150 basis points due to an increase of 240 basis points in gross margin, more than offsetting an increase of 90 basis points in SG&A expenses as a percentage of net revenues. The overall improvement in operating margin was inclusive of favorable foreign currency effects of 20 basis points and the unfavorable impact of 40 basis points related to channel mix.
Asia operating margin improved by 110 basis points due to decline of 140 basis points in SG&A expenses as a percentage of net revenues, more than offsetting a decline in gross margin of 20 basis points. The overall improvement in operating margin was inclusive of unfavorable foreign currency effects of 20 basis points.
Corporate expenses decreased by $4.5 million to $647.0 million in Fiscal 2024 compared to Fiscal 2023. The decrease in corporate expenses was due to lower non-routine inventory charges recorded during Fiscal 2024 as compared to the prior fiscal year of $19.9 million, lower rent and occupancy expenses of $6.6 million, lower marketing and advertising expenses of $6.4 million, lower depreciation and amortization expenses of $5.6 million, lower consulting fees of $5.1 million, lower selling-related expenses of $4.6 million, and lower other expenses of $6.8 million, partially offset by higher compensation-related expenses of $50.5 million.
Non-operating Income (Expense), Net.    During Fiscal 2024, we reported non-operating income, net, of $21.0 million as compared to non-operating expense, net of $12.3 million during Fiscal 2023. The $33.3 million increase in non-operating income, net was mainly due to a $40.8 million increase in interest income driven by higher interest rates in financial markets and higher average on-hand cash, cash equivalents, and short-term investments balance during Fiscal 2024 compared to the prior fiscal year. The increase in interest income was partially offset by higher interest expense and other expense, net.

Income Tax Provision.    The income tax provision and effective tax rate in Fiscal 2024 were $131.1 million and 16.9%, respectively, compared to $169.2 million and 24.5%, respectively, in Fiscal 2023. The $38.1 million decrease in our income tax provision was primarily driven by the 760 basis point decline in our effective tax rate, partially offset by an increase in our pretax income. The decline in our effective tax rate was due to a deferred tax benefit recognized as a result of transactions entered into as part of a reorganization of the Company's legal entity structure, the favorable impact of remeasuring net deferred tax assets as a result of changes enacted in tax legislation, and the absence of unfavorable prior year adjustments related to certain deferred tax assets and receivables, partially offset by the unfavorable impact of audit-related reserve adjustments. The decline in our effective tax rate was also due to a one-time tax benefit of $13.1 million recorded during Fiscal 2024 in connection with Swiss tax reform and the European Union's anti-tax avoidance directive, which lowered our effective tax rate by 170 basis points. See Note 10 to the accompanying consolidated financial statements.
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
Net Income per Diluted Share.    Net income per diluted share increased to $9.71 in Fiscal 2024, from $7.58 in Fiscal 2023. The $2.13 per share increase was primarily driven by the higher level of net income, as previously discussed, and lower weighted-average diluted shares outstanding during Fiscal 2024 driven by our share repurchases during the preceding twelve months. Net income per diluted share for Fiscal 2024 and Fiscal 2023 were also negatively impacted by $0.80 per share and $0.76 per share, respectively, attributable to net restructuring-related charges, impairment of assets, and certain other charges (benefits), as previously discussed. Net income per diluted share during Fiscal 2024 was also favorably impacted by $0.20 due to an income tax benefit recorded in connection with Swiss tax reform and the European Union's anti-tax avoidance directive, as previously discussed.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of March 29, 2025 and March 30, 2024.

	March 29, 2025	March 30, 2024	$ Change
	(millions)
Cash and cash equivalents	$1,922.5	$1,662.2	$260.3
Short-term investments	160.5	121.0	39.5
Current portion of long-term debt(a)	(399.7)	—	(399.7)
Long-term debt(a)	(742.9)	(1,140.5)	397.6
Net cash and short-term investments	$940.4	$642.7	$297.7
Equity	$2,588.5	$2,450.3	$138.2

(a)See Note 11 to the accompanying consolidated financial statements for discussion of the carrying values of our debt.
The increase in our net cash and short-term investments position at March 29, 2025 as compared to March 30, 2024 was primarily due to our operating cash flows of $1.235 billion, partially offset by our use of cash to support Class A common stock repurchases of $480.9 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to invest in our business through $216.2 million in capital expenditures, and to make dividend payments of $201.1 million.
The increase in our equity was attributable to our comprehensive income and the net impact of stock-based compensation arrangements, partially offset by our share repurchase activity and dividends declared during Fiscal 2025.
Cash Flows
Fiscal 2025 Compared to Fiscal 2024

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	$ Change
	(millions)
Net cash provided by operating activities	$1,235.1	$1,069.7	$165.4
Net cash used in investing activities	(264.1)	(256.8)	(7.3)
Net cash used in financing activities	(704.0)	(665.6)	(38.4)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(8.2)	(13.6)	5.4
Net increase in cash, cash equivalents, and restricted cash	$258.8	$133.7	$125.1
Net Cash Provided by Operating Activities.    Net cash provided by operating activities was $1.235 billion during Fiscal 2025, as compared to $1.070 billion during Fiscal 2024. The $165.4 million net increase in cash provided by operating activities was due to an increase in net income before non-cash charges, as well as a net favorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year.
The net favorable change related to our operating assets and liabilities, including our working capital, was primarily driven by:
•a favorable change in our accounts payable driven by the timing of cash payments, as well as a net favorable change in accrued liabilities largely driven by accrued payroll and benefits resulting from anticipated higher bonus achievement levels, partially offset by our restructuring reserve due to a decrease in restructuring charges recorded during the current fiscal year period as compared to the prior fiscal year period.

This increase related to our operating assets and liabilities was partially offset by:
•an unfavorable change in inventory driven by higher in-transit inventory, as well as higher product and freight costs.
Net Cash Used in Investing Activities.    Net cash used in investing activities was $264.1 million during Fiscal 2025, as compared to $256.8 million during Fiscal 2024. The $7.3 million net increase in cash used in investing activities was primarily driven by:
•a $51.4 million increase in capital expenditures. During Fiscal 2025, we spent $216.2 million on capital expenditures, as compared to $164.8 million during Fiscal 2024. Our capital expenditures during Fiscal 2025 primarily related to store openings and renovations, enhancements to our information technology systems, and corporate office renovations.
This increase in cash used in investing activities was partially offset by:
•a $41.0 million decrease in purchases of investments, less proceeds from sales and maturities of investments. During Fiscal 2025, we made net investment purchases of $47.5 million, as compared to $88.5 million during Fiscal 2024.
In Fiscal 2026, we expect to spend approximately 4% to 5% of net revenues on capital expenditures, primarily related to the purchase of real estate, store openings and renovations, enhancements to our information technology systems (including those related to our Next Generation Transformation project), and a continuation of our corporate office renovations.
Net Cash Used in Financing Activities.    Net cash used in financing activities was $704.0 million during Fiscal 2025, as compared to $665.6 million during Fiscal 2024. The $38.4 million net increase in cash used in financing activities was primarily driven by:
•a $31.2 million increase in cash used to repurchase shares of our Class A common stock. During Fiscal 2025, we used $424.5 million to repurchase shares of our Class A common stock pursuant to our common stock repurchase program, and an additional $56.4 million in shares of our Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our long-term stock incentive plans. On a comparative basis, during Fiscal 2024, we used $398.2 million to repurchase shares of our Class A common stock pursuant to our common stock repurchase program, and an additional $51.5 million in shares of our Class A common stock were surrendered or withheld for taxes.
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
•a net favorable change in our accrued liabilities largely driven by the impact of a lower bonus achievement level realized during Fiscal 2023 as compared to the prior fiscal year and a favorable change in our restructuring reserve due to an increase in restructuring charges recorded during Fiscal 2024 as compared to the prior fiscal year, as well as a favorable change in accounts payable driven by the timing of cash payments; and
•a favorable change related to our accounts receivable, largely driven by a decline in wholesale net revenues and timing of cash receipts.
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
Sources of Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, our available cash and cash equivalents and short-term investments, availability under our credit and overdraft facilities and commercial paper program, and other available financing options. We also maintain access to the capital markets and may issue debt securities from time to time, which may provide an additional source of liquidity and/or funds to refinance existing debt.
During Fiscal 2025, we generated $1.235 billion of net cash flows from our operations. As of March 29, 2025, we had $2.083 billion in cash, cash equivalents, and short-term investments, of which $1.398 billion were held by our subsidiaries domiciled outside the U.S. We are not dependent on foreign cash to fund our domestic operations. Undistributed foreign earnings generated on or before December 31, 2017 that were subject to the one-time mandatory transition tax in connection with U.S. tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA") are not considered to be permanently reinvested and may be repatriated to the U.S. in the future with minimal or no additional U.S. taxation. We intend to permanently reinvest undistributed foreign earnings generated after December 31, 2017 that were not subject to the one-time mandatory transition tax. However, if our plans change and we choose to repatriate post-2017 earnings to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.
The following table presents the total availability, borrowings outstanding, and remaining availability under our credit and overdraft facilities and Commercial Paper Program as of March 29, 2025:

	March 29, 2025
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
(c)Represents outstanding letters of credit for which we were contingently liable under the Global Credit Facility as of March 29, 2025.
We believe that the Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of March 29, 2025, there were seven financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 20%. In accordance with the terms of the agreement, we have the ability to expand our borrowing availability under the Global Credit Facility to $1.500 billion through the full term of the facility, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments.
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
Our sources of liquidity are used to fund our ongoing cash requirements, including working capital requirements, global retail store and digital commerce expansion, construction and renovation of shop-within-shops, investment in infrastructure, including technology, payment of dividends, debt repayments, Class A common stock repurchases, settlement of contingent liabilities (including uncertain tax positions), and other corporate activities, including our restructuring actions. We believe that our existing sources of cash, the availability under our credit facilities, and our ability to access capital markets will be sufficient to support our operating, capital, and debt service requirements for the foreseeable future, the ongoing development of our businesses, and our plans for further business expansion. However, prolonged periods of adverse economic conditions or business disruptions in any of our key regions, or a combination thereof, such as those resulting from pandemic diseases and other catastrophic events, could impede our ability to pay our obligations as they become due or return value to our shareholders, as well as delay previously planned expenditures related to our operations.
See Note 11 to the accompanying consolidated financial statements for additional information relating to our credit facilities.
Supplier Finance Program
We support a voluntary supplier finance program which provides certain of our inventory suppliers the opportunity, at their sole discretion, to sell their receivables due from us (which are generally due within 90 days) to a participating financial institution in exchange for receipt of a discounted payment amount made earlier than the payment term stipulated between us and the supplier. Our vendor payment terms and amounts due are not impacted by a supplier's decision to participate in the program. We have not pledged any assets and do not provide guarantees under the supplier finance program. Our payment obligations outstanding under our supplier finance program were $181.0 million and $129.2 million as of March 29, 2025 and March 30, 2024, respectively, and were recorded within accounts payable in the consolidated balance sheets. See Note 3 to the accompanying consolidated financial statements for additional information relating to our supplier finance program.
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
The Global Credit Facility contains a number of covenants, as described in Note 11 to the accompanying consolidated financial statements. As of March 29, 2025, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility. The Pan-Asia Borrowing Facilities do not contain any financial covenants.
See Note 11 to the accompanying consolidated financial statements for additional information relating to our debt and covenant compliance.
Common Stock Repurchase Program
As of March 29, 2025, the remaining availability under our Class A common stock repurchase program was approximately $352 million. On May 15, 2025, our Board of Directors approved an expansion of our existing common stock repurchase program that allows us to repurchase up to an additional $1.500 billion of our Class A common stock, excluding related excise taxes. Repurchases of shares of our Class A common stock are subject to overall business and market conditions.
See Note 16 to the accompanying consolidated financial statements for additional information relating to our Class A common stock repurchase program.
Dividends
We have generally maintained a regular quarterly cash dividend program on our common stock since 2003.
On May 16, 2024, our Board of Directors approved an increase to our quarterly cash dividend on our common stock from $0.75 to $0.825 per share. On May 15, 2025, our Board of Directors approved an additional increase to the quarterly cash dividend on our common stock from $0.825 to $0.9125 per share. The first quarterly dividend to reflect this increase is expected to be payable to shareholders of record at close of business on June 27, 2025 and paid on July 11, 2025.
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
Material Cash Requirements
Firm Commitments
The following table summarizes certain of our aggregate material cash requirements as of March 29, 2025, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flows in future periods. We expect to fund these firm commitments with operating cash flows generated in the normal course of business and, if necessary, through availability under our credit facilities or other accessible sources of financing.

	Fiscal 2026	Fiscal 2027-2028	Fiscal 2029-2030	Fiscal 2031 and Thereafter	Total
	(millions)
Senior Notes	$400.0	$—	$—	$750.0	$1,150.0
Interest payments on debt	29.6	44.3	44.3	11.1	129.3
Operating leases	265.4	429.7	280.6	517.4	1,493.1
Finance leases	28.2	58.8	44.4	166.8	298.2
Other lease commitments	6.3	26.4	26.3	31.0	90.0
Inventory purchase commitments	937.8	—	—	—	937.8
Mandatory transition tax payments	42.2	—	—	—	42.2
Real estate purchase commitment	116.9	—	—	—	116.9
Other commitments	110.9	122.1	71.8	—	304.8
Total	$1,937.3	$681.3	$467.4	$1,476.3	$4,562.3
The following is a description of our material, firmly committed obligations as of March 29, 2025:
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
•Lease obligations represent fixed payments due over the lease term of our noncancelable leases of real estate and operating equipment, including rent, real estate taxes, insurance, common area maintenance fees, and/or certain other costs. For lease terms that have commenced, information has been presented separately for operating and finance leases. Other lease commitments relate to executed lease agreements for which the related lease terms have not yet commenced as of March 29, 2025;
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
•Real estate purchase commitment relates to our legally-binding agreement to purchase real estate located in New York City; and
•Other commitments primarily represent our legally-binding obligations related to sponsorship, licensing, and other marketing and advertising agreements; information technology-related service agreements; and pension-related obligations.

Excluded from the above contractual obligations table is the non-current liability for unrecognized tax benefits of $193.3 million as of March 29, 2025, as we cannot make a reliable estimate of the period in which the liability will be settled, if ever. The above table also excludes the following: (i) amounts recorded in current liabilities in our consolidated balance sheet as of March 29, 2025, which will be paid within one year, other than lease obligations, mandatory transition tax payments, and accrued interest payments on debt; and (ii) non-current liabilities that have no cash outflows associated with them (e.g., deferred income), or the cash outflows associated with them are uncertain or do not represent a "purchase obligation" as such term is used herein (e.g., deferred taxes, derivative financial instruments, asset retirement obligations, and other miscellaneous items).
We also have certain contractual arrangements that would require us to make payments if certain events or circumstances occur. See Note 15 to the accompanying consolidated financial statements for a description of our contingent commitments not included in the above table.
Off-Balance Sheet Arrangements
In addition to the commitments included in the above table, our other off-balance sheet firm commitments relating to our outstanding letters of credit amounted to $10.6 million as of March 29, 2025. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships with unconsolidated entities that would be expected to have a material current or future effect on our consolidated financial statements.
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
Given our use of derivative instruments, we are exposed to the risk that the counterparties to such contracts will fail to meet their contractual obligations. To mitigate such counterparty credit risk, it is our policy to only enter into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. Our established policies and procedures for mitigating credit risk include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties, when possible, to further mitigate credit risk. As a result of the above considerations, we do not believe that we are exposed to undue concentration of counterparty risk with respect to our derivative contracts as of March 29, 2025. However, we do have in aggregate $25.9 million of derivative instruments in net asset positions held across three creditworthy financial institutions.
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
Forward Foreign Currency Exchange Contracts
We use forward foreign currency exchange contracts to mitigate risk related to exchange rate fluctuations on inventory transactions made in an entity's non-functional currency, the settlement of foreign currency-denominated balances, and the translation of certain foreign operations' net assets into U.S. Dollars. As part of our overall strategy for managing the level of exposure to such exchange rate risk, relating primarily to the Euro, the Japanese Yen, the South Korean Won, the Australian Dollar, the Canadian Dollar, the British Pound Sterling, the Swiss Franc, and the Chinese Renminbi, we generally hedge a portion of our related exposures anticipated over the next twelve months using forward foreign currency exchange contracts with maturities of two months to one year to provide continuing coverage over the period of the respective exposure.
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
Sensitivity
We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our forward foreign currency exchange and cross-currency swap contracts. In doing so, we assess the risk of loss in the fair values of these contracts that would result from hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of March 29, 2025, a 10% appreciation or depreciation of the U.S. Dollar against the foreign currencies under contract would result in a net increase or decrease, respectively, in the fair value of our derivative portfolio of approximately $121 million. This hypothetical net change in fair value should ultimately be largely offset by the net change in the related underlying hedged items.
Interest Rate Risk Management
Sensitivity
As of March 29, 2025, we had no variable-rate debt outstanding. As such, our exposure to changes in interest rates primarily relates to changes in the fair values of our fixed-rate Senior Notes. As of March 29, 2025, the aggregate fair values of our Senior Notes were $1.089 billion. A 25-basis point increase or decrease in interest rates would decrease or increase, respectively, the aggregate fair values of our Senior Notes by approximately $9 million based on certain simplifying assumptions, including an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Such potential increases or decreases in the fair value of our debt would only be realized if we were to retire all or a portion of the debt prior to its maturity.
Investment Risk Management
As of March 29, 2025, we had cash and cash equivalents on-hand of $1.922 billion, consisting of deposits in interest bearing accounts, investments in money market deposit accounts, and investments in time deposits with original maturities of 90 days or less. Our other significant investments included $160.5 million of short-term investments, consisting of time deposits with original maturities greater than 90 days.
We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed in Note 3 to the accompanying consolidated financial statements. Our investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in our investment policy. See Note 13 to the accompanying consolidated financial statements for further detail of the composition of our investment portfolio as of March 29, 2025.
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
In developing estimates of returns, discounts, end-of-season markdowns, operational chargebacks, and cooperative advertising allowances, we analyze historical trends, actual and forecasted seasonal results, current economic and market conditions, retailer performance, and, in certain cases, contractual terms. Estimates for operational chargebacks are based on actual customer notifications of order fulfillment discrepancies and historical trends. We review and refine these estimates on a quarterly basis. Our historical estimates of these amounts have not differed materially from actual results. However, unforeseen adverse future economic and market conditions, such as those resulting from widespread pandemic diseases and/or other catastrophic events, could result in our actual results differing materially from our estimates. A hypothetical 1% increase in our reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances as of March 29, 2025 would have reduced our Fiscal 2025 net revenues by approximately $1 million.
Similarly, we evaluate our accounts receivable balances to develop expectations regarding the extent to which they will ultimately be collected. Significant judgment and estimation are involved in this evaluation, including a receivables aging analysis which shows, by aged category, the percentage of receivables that has historically gone uncollected, an analysis of specific risks on a customer-by-customer basis for larger accounts (including consideration of their financial condition and ability to withstand potential prolonged periods of adverse economic conditions), and an evaluation of current and forecasted economic and market conditions over the respective asset's contractual life. Based on this information, we record an allowance for estimated amounts that we ultimately expect not to collect due to credit. Although we believe that we have adequately provided for these risks as part of our allowance for doubtful accounts, a severe and prolonged adverse impact on our major customers' business and operations beyond those forecasted could have a corresponding material adverse effect on our net revenues, cash flows, and/or financial condition. A hypothetical 1% increase in the level of our allowance for doubtful accounts as of March 29, 2025 would have increased our Fiscal 2025 SG&A expenses by less than $1 million.
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
A hypothetical 1% increase in the level of our inventory reserves as of March 29, 2025 would have decreased our Fiscal 2025 gross profit by approximately $3 million.

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
We performed our annual goodwill impairment assessment as of the beginning of the second quarter of Fiscal 2025 using the qualitative approach discussed above. In performing the assessment, we considered the results of our most recent quantitative goodwill impairment test, which was performed as of the beginning of the second quarter of Fiscal 2024, the results of which indicated that the fair values of our reporting units significantly exceeded their respective carrying values. Based on the results of the qualitative impairment assessment, we concluded that it is not more likely than not that the fair values of our reporting units are less than their respective carrying values and there were no reporting units at risk of impairment. No goodwill impairment charges were recorded during any of the fiscal years presented. See Note 12 to the accompanying consolidated financial statements for further discussion.
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
During Fiscal 2025 and Fiscal 2023, we recorded impairment charges of $0.8 million and $9.7 million, respectively, to write-down the carrying values of certain long-lived assets based upon their assumed fair values. No impairment charges were recorded during Fiscal 2024. See Note 8 to the accompanying consolidated financial statements for further discussion.
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
Sensitivity
The assumptions used in calculating the grant date fair values of our stock-based compensation awards represent our best estimates. In addition, projecting the achievement level of certain performance-based awards, as well as estimating the number of awards expected to be forfeited, requires judgment. If actual results or forfeitures differ significantly from our estimates and assumptions, or if assumptions used to estimate the grant date fair value of future stock-based award grants are significantly changed, stock-based compensation expense and, therefore, our results of operations could be materially impacted. A hypothetical 10% change in our Fiscal 2025 stock-based compensation expense would have affected our net income by approximately $9 million.
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
(c) Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting during the fourth quarter of Fiscal 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B.    Other Information.
Trading Arrangements
During the three months ended March 29, 2025, none of our directors or officers (as defined in Item 408 of Regulation S-K of the Securities Exchange Act) adopted or terminated "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements" (each term as defined in Item 408 of Regulation S-K of the Securities Exchange Act).

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Information relating to our directors and corporate governance will be set forth in the Company's proxy statement for its 2025 annual meeting of stockholders to be filed within 120 days after March 29, 2025 (the "Proxy Statement") and is incorporated by reference herein. Information relating to our executive officers is set forth in Item 1 of this Annual Report on Form 10-K under the caption "Information About Our Executive Officers."
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
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table sets forth information as of March 29, 2025 regarding compensation plans under which the Company's equity securities are authorized for issuance:

	(a)		(b)		(c)
Plan Category	Numbers of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options ($)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	2,033,095	(1)	N/A	(2)	2,223,169	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	2,033,095		$—		2,223,169

(1)Consists of restricted stock units that are payable solely in shares of Class A common stock (including 517,039 service-based restricted stock units that have fully vested but for which the underlying shares have not yet been delivered as of March 29, 2025).
(2)No options were outstanding as of March 29, 2025.
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
PART IV
Item 15.    Exhibits and Financial Statement Schedules.
(a)    1., 2. Financial Statements and Financial Statement Schedules. See index on Page F-1.
3.      Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-24733) (the "S-1"))
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed August 16, 2011)
3.3	Fifth Amended and Restated By-laws of the Company (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2024 (the “Fiscal 2024 10-K”))
4.1
Indenture, dated as of September 26, 2013, by and between the Company and Wells Fargo Bank, National Association (including the form of Note) (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed September 26, 2013)

4.2
Third Supplemental Indenture, dated as of August 9, 2018, by and between Ralph Lauren Corporation and Wells Fargo Bank, National Association (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed August 9, 2018)

4.3
Fourth Supplemental Indenture, dated as of June 3, 2020, by and between Ralph Lauren Corporation and Wells Fargo Bank, National Association (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed June 4, 2020)

4.4
Description of Securities Registered Under Section 12 of the Exchange Act (filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2020 (the "Fiscal 2020 10-K"))

10.1
Registration Rights Agreement dated as of June 9, 1997 by and among Ralph Lauren, GS Capital Partners, L.P., GS Capital Partner PRL Holding I, L.P., GS Capital Partners PRL Holding II, L.P., Stone Street Fund 1994, L.P., Stone Street 1994 Subsidiary Corp., Bridge Street Fund 1994, L.P., and the Company (filed as Exhibit 10.3 to the S-1)

10.2	Form of Indemnification Agreement between the Company and its Directors and Executive Officers (filed as Exhibit 10.26 to the S-1)†
10.3	Amended and Restated Employment Agreement, effective as of April 2, 2017, between the Company and Ralph Lauren (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 31, 2017)†
10.4
Amendment No. 1 to the Amended and Restated Employment Agreement, dated June 16, 2020, between the Company and Ralph Lauren (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 4, 2020)†

10.5
Amendment No.2 to the Amended and Restated Employment Agreement, dated June 16, 2021, between the Company and Ralph Lauren (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 3, 2021)†

10.6	Employment Agreement, dated May 13, 2017, between the Company and Patrice Louvet (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 17, 2017)†
10.7
Amendment No. 1 to the Employment Agreement, dated June 30, 2017, between the Company and Patrice Louvet (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2017)†

10.8	Amendment No. 2 to the Employment Agreement, dated June 17, 2020, between the Company and Patrice Louvet (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 4, 2020)†
10.9	Amendment No.3 to the Employee Agreement, dated July 28, 2021, between the Company and Patrice Louvet (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 3, 2021)†

Exhibit Number	Description
10.10	Amendment No. 4 to the Employment Agreement, dated August 4, 2023 between the Company and Patrice Louvet (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 10, 2023)†
10.11	Amendment No. 5 to the Employment Agreement, dated August 5, 2024 between the Company and Patrice Louvet (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 7, 2024)†
10.12	Amended and Restated Employment Agreement, dated February 14, 2021, between the Company and Halide Alagöz (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 9, 2022)†
10.13
Amendment No. 1 to the Amended and Restated Employment Agreement, dated August 3, 2022, between the Company and Halide Alagöz (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 9, 2022)†

10.14
Amendment No. 2 to Amended and Restated Employment Agreement, dated March 30, 2025, between the Company and Halide Alagöz (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 1, 2025)†

10.15	Employment Agreement, dated May 23, 2024, between the Company and Justin Picicci (filed as Exhibit 10.38 to the Fiscal 2024 10-K)†
10.16	Employment Agreement, dated January 20, 2025, between the Company and Robert Ranftl (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 21, 2025)†
10.17
Restricted Stock Unit Award Agreement, dated as of June 8, 2004, between the Company and Ralph Lauren (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 2005)†

10.18	Executive Officer Annual Incentive Plan, as amended as of August 10, 2017 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2017)†
10.19	Executive Officer Annual Incentive Plan, as amended as of May 20, 2020 (filed as Exhibit 10.14 to the Fiscal 2020 10-K)†
10.20	1997 Long-Term Stock Incentive Plan, as Amended and Restated as of August 12, 2004 (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed October 4, 2004)†
10.21
Amendment, as of June 30, 2006, to the 1997 Long-Term Stock Incentive Plan, as Amended and Restated as of August 12, 2004 (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006)†

10.22
Amendment No. 2, dated as of May 21, 2009, to the 1997 Long-Term Stock Incentive Plan, as Amended and Restated as of August 12, 2004 (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2009)†

10.23	Amended and Restated 2010 Long-Term Incentive Plan, amended as of August 11, 2016 (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2016)†
10.24	2019 Long-Term Stock Incentive Plan (filed as Appendix C to the Company's Definitive Proxy Statement dated June 21, 2019)†
10.25
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the 2019 Long-Term Stock Incentive Plan (filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K filed May 24, 2022) †

10.26	Amended and Restated Polo Ralph Lauren Supplemental Executive Retirement Plan (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended December 31, 2005)†
10.27	Form of Restricted Stock Unit Award Agreement under the 2019 Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 10, 2022)†
10.28	Form of Performance Share Unit Award - ROIC Agreement under the 2019 Long-Term Stock Incentive Plan (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed November 10, 2022)†
10.29	Form of Performance Share Unit Award - TSR Agreement under the 2019 Long-Term Stock Incentive Plan (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed November 10, 2022)†
10.30
Credit Agreement, dated as of June 30, 2023, among Ralph Lauren Corporation, Ralph Lauren Europe Sàrl, RL Finance B.V. and Ralph Lauren Asia Pacific Limited as the borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, HSBC Bank USA, N.A., ING Bank N.V., Dublin Branch, Deutsche Bank Securities Inc. and Sumitomo Mitsui Banking Corporation, as co-documentation agents (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 7, 2023)

14.1
Code of Ethics for Principal Executive Officers and Senior Financial Officers (filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2003 and available, as amended, on the Company's Internet site)

14.2
Code of Business Conduct and Ethics of the Company (filed as Exhibit 14.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2015 and available, as amended, on the Company's Internet site)

19.1	Insider Trading Policies and Procedures of the Company (filed as Exhibit 19.1 to the Fiscal 2024 10-K)
21.1*	List of Subsidiaries of the Company
23.1*	Consent of Ernst & Young LLP

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to 17 CFR 240.13a-14(a)
31.2*	Certification of Principal Financial Officer pursuant to 17 CFR 240.13a-14(a)
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy of the Company (filed as Exhibit 97.1 to the Fiscal 2024 10-K)
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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
Date: May 22, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ RALPH LAUREN	Executive Chairman, Chief Creative Officer, and Director	May 22, 2025
Ralph Lauren

/S/ PATRICE LOUVET	President, Chief Executive Officer, and Director (Principal Executive Officer)	May 22, 2025
Patrice Louvet

/S/ JUSTIN M. PICICCI	Chief Financial Officer (Principal Financial and Accounting Officer)	May 22, 2025
Justin M. Picicci

/s/ DAVID LAUREN	Vice Chairman, Chief Branding and Innovation Officer, Strategic Advisor to the CEO, and Director	May 22, 2025
David Lauren

/S/ ANGELA AHRENDTS	Director	May 22, 2025
Angela Ahrendts

/S/ FRANK A. BENNACK, JR.	Director	May 22, 2025
Frank A. Bennack, Jr.

/s/ DEBRA CUPP	Director	May 22, 2025
Debra Cupp

/s/ LINDA FINDLEY	Director	May 22, 2025
Linda Findley

/s/ MICHAEL A. GEORGE	Director	May 22, 2025
Michael A. George

Signature	Title	Date

/S/ VALERIE JARRETT	Director	May 22, 2025
Valerie Jarrett

/S/ HUBERT JOLY	Director	May 22, 2025
Hubert Joly

/S/ DARREN WALKER	Director	May 22, 2025
Darren Walker

/S/ WEI ZHANG	Director	May 22, 2025
Wei Zhang

RALPH LAUREN CORPORATION

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 29, 2025	March 30, 2024
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,922.5	$1,662.2
Short-term investments	160.5	121.0
Accounts receivable, net of allowances of $186.3 million and $175.3 million	459.5	446.5
Inventories	949.6	902.2
Income tax receivable	55.4	56.0
Prepaid expenses and other current assets	242.4	171.9
Total current assets	3,789.9	3,359.8
Property and equipment, net	846.4	850.4
Operating lease right-of-use assets	1,013.1	1,014.6
Deferred tax assets	335.4	288.3
Goodwill	888.5	888.1
Intangible assets, net	62.8	75.7
Other non-current assets	111.2	125.7
Total assets	$7,047.3	$6,602.6
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$399.7	$—
Accounts payable	436.0	332.2
Current income tax payable	146.5	79.8
Current operating lease liabilities	225.4	245.5
Accrued expenses and other current liabilities	926.1	809.7
Total current liabilities	2,133.7	1,467.2
Long-term debt	742.9	1,140.5
Long-term finance lease liabilities	234.8	256.1
Long-term operating lease liabilities	1,044.7	1,014.0
Non-current income tax payable	—	42.2
Non-current liability for unrecognized tax benefits	193.3	118.7
Other non-current liabilities	109.4	113.6
Commitments and contingencies (Note 15)
Total liabilities	4,458.8	4,152.3
Equity:
Class A common stock, par value $.01 per share; 112.5 million and 111.7 million shares issued; 39.6 million and 41.4 million shares outstanding	1.1	1.1
Class B common stock, par value $.01 per share; 21.9 million shares issued and outstanding	0.2	0.2
Additional paid-in-capital	3,031.7	2,923.8
Retained earnings	7,590.1	7,051.6
Treasury stock, Class A, at cost; 72.9 million and 70.3 million shares	(7,734.7)	(7,250.3)
Accumulated other comprehensive loss	(299.9)	(276.1)
Total equity	2,588.5	2,450.3
Total liabilities and equity	$7,047.3	$6,602.6
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	April 1, 2023
	(millions, except per share data)
Net revenues	$7,079.0	$6,631.4	$6,443.6
Cost of goods sold	(2,226.1)	(2,199.6)	(2,277.8)
Gross profit	4,852.9	4,431.8	4,165.8
Selling, general, and administrative expenses	(3,863.0)	(3,600.5)	(3,408.9)
Impairment of assets	(0.8)	—	(9.7)
Restructuring and other charges, net	(57.0)	(74.9)	(43.0)
Total other operating expenses, net	(3,920.8)	(3,675.4)	(3,461.6)
Operating income	932.1	756.4	704.2
Interest expense	(44.1)	(42.2)	(40.4)
Interest income	74.0	73.0	32.2
Other expense, net	(11.3)	(9.8)	(4.1)
Income before income taxes	950.7	777.4	691.9
Income tax provision	(207.8)	(131.1)	(169.2)
Net income	$742.9	$646.3	$522.7

Net income per common share:
Basic	$11.86	$9.91	$7.72
Diluted	$11.61	$9.71	$7.58
Weighted-average common shares outstanding:
Basic	62.6	65.2	67.7
Diluted	64.0	66.5	69.0
Dividends declared per share	$3.30	$3.00	$3.00
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	April 1, 2023
	(millions)
Net income	$742.9	$646.3	$522.7
Other comprehensive loss, net of tax:
Foreign currency translation losses	(18.7)	(76.2)	(14.1)
Net gains (losses) on cash flow hedges	(4.4)	3.1	(4.9)
Net gains (losses) on defined benefit plans	(0.7)	(7.0)	3.3
Other comprehensive loss, net of tax	(23.8)	(80.1)	(15.7)
Total comprehensive income	$719.1	$566.2	$507.0
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	April 1, 2023
	(millions)
Cash flows from operating activities:
Net income	$742.9	$646.3	$522.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	219.6	229.0	220.5
Deferred income tax expense (benefit)	(50.0)	(41.1)	3.9
Stock-based compensation expense	107.9	99.5	75.5
Impairment of assets	0.8	—	9.7
Bad debt expense	9.2	7.3	2.3
Other non-cash charges	2.8	13.7	1.0
Changes in operating assets and liabilities:
Accounts receivable	(27.6)	(15.3)	(52.6)
Inventories	(52.6)	149.1	(106.2)
Prepaid expenses and other current assets	(74.0)	16.1	(19.9)
Accounts payable and accrued liabilities	226.2	15.6	(225.0)
Income tax receivables and payables	27.9	(18.5)	5.7
Operating lease right-of-use assets and liabilities, net	11.7	(36.3)	(17.5)
Other balance sheet changes	90.3	4.3	(9.1)
Net cash provided by operating activities	1,235.1	1,069.7	411.0
Cash flows from investing activities:
Capital expenditures	(216.2)	(164.8)	(217.5)
Purchases of investments	(781.8)	(392.8)	(598.6)
Proceeds from sales and maturities of investments	734.3	304.3	1,293.4
Other investing activities	(0.4)	(3.5)	(5.8)
Net cash provided by (used in) investing activities	(264.1)	(256.8)	471.5
Cash flows from financing activities:
Repayments of long-term debt	—	—	(500.0)
Payments of finance lease obligations	(22.0)	(21.3)	(21.9)
Payments of dividends	(201.1)	(194.6)	(198.3)
Repurchases of common stock, including shares surrendered for tax withholdings	(480.9)	(449.7)	(488.6)
Net cash used in financing activities	(704.0)	(665.6)	(1,208.8)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(8.2)	(13.6)	(8.8)
Net increase (decrease) in cash, cash equivalents, and restricted cash	258.8	133.7	(335.1)
Cash, cash equivalents, and restricted cash at beginning of period	1,670.6	1,536.9	1,872.0
Cash, cash equivalents, and restricted cash at end of period	$1,929.4	$1,670.6	$1,536.9
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

			Additional		Treasury Stock
	Common Stock(a)		Paid-in	Retained	at Cost			Total
	Shares	Amount	Capital	Earnings	Shares	Amount	AOCI(b)	Equity
	(millions)
Balance at April 2, 2022	131.8	$1.3	$2,748.8	$6,274.9	61.9	$(6,308.7)	$(180.3)	$2,536.0
Comprehensive income:
Net income				522.7
Other comprehensive loss							(15.7)
Total comprehensive income								507.0
Dividends declared				(199.4)				(199.4)
Repurchases of common stock					5.1	(488.6)		(488.6)
Stock-based compensation			75.5					75.5
Shares issued pursuant to stock-based compensation plans	0.8	—	—					—
Balance at April 1, 2023	132.6	$1.3	$2,824.3	$6,598.2	67.0	$(6,797.3)	$(196.0)	$2,430.5
Comprehensive income:
Net income				646.3
Other comprehensive loss							(80.1)
Total comprehensive income								566.2
Dividends declared				(192.9)				(192.9)
Repurchases of common stock, including excise tax					3.3	(453.0)		(453.0)
Stock-based compensation			99.5					99.5
Shares issued pursuant to stock-based compensation plans	1.0	—	—					—
Balance at March 30, 2024	133.6	$1.3	$2,923.8	$7,051.6	70.3	$(7,250.3)	$(276.1)	$2,450.3
Comprehensive income:
Net income				742.9
Other comprehensive loss							(23.8)
Total comprehensive income								719.1
Dividends declared				(204.4)				(204.4)
Repurchases of common stock, including excise tax					2.6	(484.4)		(484.4)
Stock-based compensation			107.9					107.9
Shares issued pursuant to stock-based compensation plans	0.8	—	—					—
Balance at March 29, 2025	134.4	$1.3	$3,031.7	$7,590.1	72.9	$(7,734.7)	$(299.9)	$2,588.5

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
The Company diversifies its business by geography (North America, Europe, and Asia, among other regions) and channel of distribution (retail, wholesale, and licensing). This allows the Company to maintain a dynamic balance as its operating results do not depend solely on the performance of any single geographic area or channel of distribution. The Company sells directly to consumers through its integrated retail channel, which includes its retail stores, concession-based shop-within-shops, and digital commerce operations around the world. The Company's wholesale sales are made principally to major department stores, specialty stores, and third-party digital partners around the world, as well as to certain third-party-owned stores to which the Company has licensed the right to operate in defined geographic territories using its trademarks. In addition, the Company licenses to third parties for specified periods the right to access its various trademarks in connection with the licensees' manufacture and sale of designated products, such as certain apparel categories, eyewear, fragrances, and home furnishings.
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
Fiscal Year
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2025 ended on March 29, 2025 and was a 52-week period ("Fiscal 2025"); fiscal year 2024 ended on March 30, 2024 and was a 52-week period ("Fiscal 2024"); fiscal year 2023 ended on April 1, 2023 and was a 52-week period ("Fiscal 2023"); and fiscal year 2026 will end on March 28, 2026 and will be a 52-week period ("Fiscal 2026").
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of March 29, 2025, contractually-guaranteed minimum royalty amounts expected to be recognized as revenue during future periods were as follows:

Contractually-Guaranteed Minimum Royalties(a)
(millions)
Fiscal 2026	$94.6
Fiscal 2027	92.9
Fiscal 2028	58.5
Fiscal 2029	34.6
Fiscal 2030 and thereafter	24.0
Total	$304.6

(a)Amounts presented do not contemplate potential contract renewals or royalties earned in excess of the contractually-guaranteed minimums.
Disaggregated Net Revenues
The following tables disaggregate the Company's net revenues into categories that depict how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors for the fiscal years presented:

	Fiscal Year Ended
	March 29, 2025
	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$2,034.4	$1,104.1	$1,631.6	$—	$4,770.1
Wholesale	1,015.7	1,070.8	77.8	—	2,164.3
Licensing	—	—	—	144.6	144.6
Total	$3,050.1	$2,174.9	$1,709.4	$144.6	$7,079.0

	Fiscal Year Ended
	March 30, 2024
	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$1,915.9	$971.3	$1,463.8	$—	$4,351.0
Wholesale	1,034.6	996.7	102.8	—	2,134.1
Licensing	—	—	—	146.3	146.3
Total	$2,950.5	$1,968.0	$1,566.6	$146.3	$6,631.4

	Fiscal Year Ended
	April 1, 2023
	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$1,872.6	$858.4	$1,322.1	$—	$4,053.1
Wholesale	1,147.9	980.8	104.6	—	2,233.3
Licensing	—	—	—	157.2	157.2
Total	$3,020.5	$1,839.2	$1,426.7	$157.2	$6,443.6

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)Net revenues from the Company's retail and wholesale businesses are recognized at a point in time. Net revenues from the Company's licensing business are recognized over time.
Deferred Income
Deferred income represents cash payments received in advance of the Company's transfer of control of products or services to its customers and generally consists of unredeemed gift cards (net of breakage) and advance royalty payments from its licensees. The Company's deferred income balances were $16.7 million and $17.4 million as of March 29, 2025 and March 30, 2024, respectively, and were primarily recorded within accrued expenses and other current liabilities within the consolidated balance sheets. The majority of the deferred income balance as of March 29, 2025 is expected to be recognized as revenue within the next twelve months.
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
Shipping and Handling Costs
Costs associated with shipping goods to customers are accounted for as fulfillment activities and reflected as SG&A expenses in the consolidated statements of operations. Shipping and handling costs (described above) billed to customers are included in revenue. A summary of shipping and handling costs recognized during the fiscal years presented is as follows:

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	April 1, 2023
	(millions)
Shipping costs	$92.2	$81.7	$79.9
Handling costs	167.9	171.2	169.7
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
Marketing and advertising expenses were $516.3 million, $467.0 million, and $438.1 million in Fiscal 2025, Fiscal 2024, and Fiscal 2023, respectively. Deferred marketing and advertising costs, which principally relate to advertisements that have not yet been exhibited or payments made for services that have not yet been received, were $21.7 million and $19.6 million at the end of Fiscal 2025 and Fiscal 2024, respectively, and were recorded within prepaid expenses and other current assets in the consolidated balance sheets.
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
The Company also recognizes gains and losses on both third-party and intercompany balances that are denominated in a currency other than the respective entity's functional currency. Such foreign currency transactional gains and losses are recognized within other income (expense), net in the consolidated statements of operations, inclusive of the effects of any related hedging activities, and reflected net losses of $5.6 million, $3.1 million, and $4.5 million in Fiscal 2025, Fiscal 2024, and Fiscal 2023, respectively.
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
The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to shares used to calculate diluted net income per common share as follows:

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	April 1, 2023
	(millions)
Basic shares	62.6	65.2	67.7
Dilutive effect of RSUs	1.4	1.3	1.3
Diluted shares	64.0	66.5	69.0
All earnings per share amounts have been calculated using unrounded numbers. The Company has outstanding performance-based RSUs, which are included in the computation of diluted shares only to the extent that the underlying performance conditions (i) have been satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. As of the end of Fiscal 2025, Fiscal 2024, and Fiscal 2023, there were 0.2 million, 0.3 million, and 0.3 million, respectively, of additional shares issuable contingent upon vesting of performance-based RSUs that were excluded from the diluted shares calculations.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Compensation expense for all performance-based RSUs is recognized over the requisite service period when attainment of the performance goal is deemed probable, net of estimated forfeitures. Compensation expense for market-based RSUs, net of estimated forfeitures, is recognized over the requisite service period regardless of whether, and the extent to which, the market condition is ultimately satisfied. The Company recognizes compensation expense on an accelerated basis for all awards with graded vesting terms, including certain RSUs. For RSU awards with cliff vesting terms, compensation expense is recognized on a straight-line basis. For certain RSU awards granted to retirement-eligible employees, or employees who will become retirement-eligible prior to the end of the awards' respective stated vesting periods, the related compensation expense is recognized on an accelerated basis over a term commensurate with the period that the employee is required to provide service in order to vest in the award. See Note 18 for further discussion of the Company's stock-based compensation plans.
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
Under the equity method of accounting, the following amounts are generally recorded in the Company's consolidated financial statements: the Company's original investment, as subsequently adjusted for its share of the investee's earnings (losses) and reduced by any dividends received and other-than-temporary impairments recorded, is included in the consolidated balance sheets; the Company's share of the investee's periodic earnings (losses) is included in the consolidated statements of operations; and dividends and other cash distributions received from the investee and additional cash investments made in or other cash paid to the investee are included in the consolidated statements of cash flows. The Company's share of equity-

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
method investee earnings and losses is recognized within other income (expense), net, in the consolidated statements of operations and was not material in any of the fiscal years presented.
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
A rollforward of the activity in the Company's reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented as follows:

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	April 1, 2023
	(millions)
Beginning reserve balance	$143.1	$148.1	$180.7
Amount charged against revenue to increase reserve	454.3	450.7	407.9
Amount credited against customer accounts to decrease reserve	(449.9)	(453.7)	(436.5)
Foreign currency translation	0.1	(2.0)	(4.0)
Ending reserve balance	$147.6	$143.1	$148.1
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
A rollforward of the activity in the Company's allowance for doubtful accounts is presented as follows:

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	April 1, 2023
	(millions)
Beginning reserve balance	$32.2	$27.2	$34.0
Amount recorded to expense to increase reserve(a)	9.2	7.3	2.3
Amount written-off against customer accounts to decrease reserve	(2.7)	(2.0)	(8.5)
Foreign currency translation	—	(0.3)	(0.6)
Ending reserve balance	$38.7	$32.2	$27.2

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)Amounts recorded to bad debt expense are included within SG&A expenses in the consolidated statements of operations.
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department stores, specialty stores, and third-party digital partners around the world, and extends credit based on an evaluation of each customer's financial capacity and condition, usually without requiring collateral. In the Company's wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2025, the Company's sales to these three customers accounted for approximately 12% of total net revenues. Approximately 70% of sales to the Company's three largest wholesale customers related to its North America segment and approximately 30% related to its Europe segment. As of March 29, 2025, these three wholesale customers accounted for approximately 25% of total gross accounts receivable.
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
Supplier Finance Program
The Company supports a voluntary supplier finance program which provides certain of its inventory suppliers the opportunity, at their sole discretion, to sell their receivables due from the Company (which are generally due within 90 days) to a participating financial institution in exchange for receipt of a discounted payment amount made earlier than the payment term stipulated between the Company and the supplier. The Company's vendor payment terms and amounts due are not impacted by a supplier's decision to participate in the program. The Company has not pledged any assets and does not provide guarantees under the supplier finance program. The Company's payment obligations outstanding under its supplier finance program were $181.0 million and $129.2 million as of March 29, 2025 and March 30, 2024, respectively, which were recorded within accounts payable in the consolidated balance sheets.
A rollforward of obligations confirmed as valid under the Company's supplier finance program is presented as follows:

Fiscal Year Ended
March 29, 2025
(millions)
Beginning obligations outstanding	$129.2
Invoices confirmed during the year	935.3
Confirmed invoices paid during the year	(883.5)
Ending obligations outstanding	$181.0

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Implementation Costs Incurred in Cloud Computing Arrangements
For cloud computing arrangements that are a service contract, the Company capitalizes certain implementation costs incurred (depending on their nature) during the application development stage of the related project, and expenses costs during the preliminary project and post-implementation stages as they are incurred. Capitalized implementation costs are expensed on a straight-line basis over the reasonably certain term of the hosting arrangement, beginning when the module is ready for its intended use. The Company's cloud computing arrangements relate to various areas, including certain retail store and digital commerce operations, and corporate and administrative functions. Capitalized amounts related to such arrangements are recorded within prepaid expenses and other current assets and within other non-current assets in the consolidated balance sheets (see Note 7). Capitalized implementation costs expensed were $10.2 million, $9.1 million, and $6.3 million during Fiscal 2025, Fiscal 2024, and Fiscal 2023, respectively, and were recorded in SG&A expenses in the consolidated statements of operations.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, "Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 is intended to enhance the transparency and usefulness of annual income tax disclosures. Among its provisions, ASU 2023-09 requires disclosure of a reconciliation between an entity's effective tax rate, which is calculated by dividing each fiscal period's income tax provision by pretax income, and its statutory rate utilizing eight specific categories, along with a separate disclosure for reconciling items that meet a 5% quantitative threshold. In addition, ASU 2023-09 requires disclosure of income taxes paid (net of refunds received), disaggregated by federal, state, and foreign taxes, as well as by individual jurisdictions if a 5% quantitative threshold is met. ASU 2023-09 is effective for the Company for annual periods beginning in Fiscal 2026, and is to be applied prospectively, although retrospective application is permitted. Early adoption is also permitted. Other than the new disclosure requirements, ASU 2023-09 will not have an impact on the Company's consolidated financial statements.
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU No. 2023-07, "Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 requires entities to make certain enhanced segment disclosures on both an annual and interim basis, including disclosure of significant segment expenses that are regularly provided to their chief operating decision maker (the "CODM") as defined within Accounting Standards Codification Topic 280, "Segment Reporting," as well as various information about an entity's CODM, among other provisions. ASU 2023-07 does not change how entities identify their operating segments, aggregate them, or apply the quantitative thresholds to determine their reportable segments. The annual disclosures required by ASU 2023-07 are effective for the Company beginning in Fiscal 2025, with interim disclosures effective beginning in Fiscal 2026. The Company adopted ASU 2023-07 in the fourth quarter of Fiscal 2025 and applied its provisions on a retrospective basis. Other than the new disclosure requirements, ASU 2023-07 did not have an impact on the Company's consolidated financial statements. See Note 20 for further discussion of the Company's segments.
Disclosure of Supplier Finance Program Obligations
In September 2022, the FASB issued ASU No. 2022-04, "Disclosure of Supplier Finance Program Obligations" ("ASU 2022-04"). ASU 2022-04 requires entities to disclose the key terms of supplier finance programs they use in connection with the purchase of goods and services, along with the amount of obligations outstanding at the end of each period and an annual rollforward of such obligations. This standard does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations. ASU 2022-04 became effective for the Company beginning in Fiscal 2024. The Company has made all required disclosures for all dates as of which a balance sheet is presented, except for the annual rollforward disclosure, which was adopted and applied prospectively in the fourth quarter of Fiscal 2025. Other than the new disclosure requirements, ASU 2022-04 did not have an impact on the Company's consolidated financial statements. See Note 3 for further discussion of the Company's supplier finance program.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.    Property and Equipment
Property and equipment, net consists of the following:

	March 29, 2025	March 30, 2024
	(millions)
Land and improvements	$15.3	$15.3
Buildings and improvements	416.9	416.8
Furniture and fixtures	643.7	627.1
Machinery and equipment	405.8	389.5
Capitalized software	556.8	558.5
Leasehold improvements	1,308.6	1,249.4
Construction in progress	91.1	46.2
	3,438.2	3,302.8
Less: accumulated depreciation	(2,591.8)	(2,452.4)
Property and equipment, net	$846.4	$850.4
Property and equipment, net includes finance lease ROU assets, which are reflected in the table above based on their nature.
Depreciation expense was $206.7 million, $215.9 million, and $206.5 million during Fiscal 2025, Fiscal 2024, and Fiscal 2023, respectively, and was recorded primarily within SG&A expenses in the consolidated statements of operations.
6.    Goodwill and Other Intangible Assets
Goodwill
The following table details the changes in goodwill for each of the Company's segments during Fiscal 2025 and Fiscal 2024:

	North America	Europe	Asia	Other Non-reportable Segments	Total
	(millions)
Balance at April 1, 2023	$421.8	$281.8	$63.3	$132.0	$898.9
Foreign currency translation	—	(3.0)	(7.8)	—	(10.8)
Balance at March 30, 2024	421.8	278.8	55.5	132.0	888.1
Foreign currency translation	—	0.3	0.1	—	0.4
Balance at March 29, 2025	$421.8	$279.1	$55.6	$132.0	$888.5
Based on the results of the Company's goodwill impairment testing, no goodwill impairment charges were recorded in Fiscal 2025, Fiscal 2024, or Fiscal 2023. See Note 12 for further discussion of the Company's goodwill impairment testing.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Intangible Assets
Other intangible assets consist of the following:

	March 29, 2025			March 30, 2024
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Re-acquired licensed trademarks	$223.3	$(188.2)	$35.1	$223.3	$(179.9)	$43.4
Customer relationships	231.6	(213.0)	18.6	231.4	(208.3)	23.1
Other	10.1	(8.3)	1.8	10.1	(8.2)	1.9
Total intangible assets subject to amortization	465.0	(409.5)	55.5	464.8	(396.4)	68.4
Intangible assets not subject to amortization:
Trademarks and brands	7.3	N/A	7.3	7.3	N/A	7.3
Total intangible assets	$472.3	$(409.5)	$62.8	$472.1	$(396.4)	$75.7
Amortization Expense
Amortization expense was $12.9 million, $13.1 million, and $14.0 million during Fiscal 2025, Fiscal 2024, and Fiscal 2023, respectively, and was recorded within SG&A expenses in the consolidated statements of operations.
Based on the balance of the Company's finite-lived intangible assets subject to amortization as of March 29, 2025, the expected amortization expense for each of the next five fiscal years and thereafter is as follows:

Amortization Expense
(millions)
Fiscal 2026	$10.7
Fiscal 2027	10.0
Fiscal 2028	10.0
Fiscal 2029	10.0
Fiscal 2030	8.9
Fiscal 2031 and thereafter	5.9
Total	$55.5
The expected future amortization expense above reflects weighted-average estimated remaining useful lives of 5.5 years for re-acquired licensed trademarks, 5.4 years for customer relationships, and 5.6 years for the Company's finite-lived intangible assets in total.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    Other Assets and Liabilities
Prepaid expenses and other current assets consist of the following:

	March 29, 2025	March 30, 2024
	(millions)
Tenant allowances receivable	$46.7	$5.2
Derivative financial instruments	30.9	6.0
Other taxes receivable	26.7	26.1
Non-trade receivables	24.0	27.2
Prepaid marketing and advertising	21.7	19.6
Prepaid software maintenance	19.3	19.2
Inventory return asset	13.4	13.3
Prepaid occupancy expense	11.5	8.3
Cloud computing arrangement implementation costs	10.1	7.2
Prepaid logistic services	6.5	6.5
Prepaid insurance	3.9	4.1
Restricted cash	1.4	2.8
Other prepaid expenses and current assets	26.3	26.4
Total prepaid expenses and other current assets	$242.4	$171.9
Other non-current assets consist of the following:

	March 29, 2025	March 30, 2024
	(millions)
Security deposits	$37.7	$34.2
Deposit for purchase of real estate	16.8	—
Cloud computing arrangement implementation costs	16.1	16.0
Restricted cash	5.5	5.6
Equity method and other investments	3.1	7.5
Deferred rent assets	2.2	6.3
Derivative financial instruments	—	30.6
Other non-current assets	29.8	25.5
Total other non-current assets	$111.2	$125.7

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accrued expenses and other current liabilities consist of the following:

	March 29, 2025	March 30, 2024
	(millions)
Accrued payroll and benefits	$307.4	$207.7
Accrued operating expenses	190.1	192.0
Accrued inventory	122.2	122.2
Other taxes payable	78.5	60.8
Accrued marketing and advertising	76.4	74.2
Dividends payable	50.7	47.5
Accrued capital expenditures	31.0	26.7
Finance lease obligations	20.6	19.2
Deferred income	16.6	17.3
Restructuring reserve	15.5	32.3
Derivative financial instruments	7.7	0.3
Other accrued expenses and current liabilities	9.4	9.5
Total accrued expenses and other current liabilities	$926.1	$809.7
Other non-current liabilities consist of the following:

	March 29, 2025	March 30, 2024
	(millions)
Asset retirement obligations	$38.5	$34.8
Deferred lease incentives and obligations	33.5	41.0
Accrued benefits and deferred compensation	22.5	20.5
Deferred tax liabilities	5.9	7.0
Derivative financial instruments	2.4	5.2
Other non-current liabilities	6.6	5.1
Total other non-current liabilities	$109.4	$113.6
8.    Impairment of Assets
During Fiscal 2025, the Company recorded impairment charges of $0.8 million to write-down long-lived assets in connection with certain North America wholesale shops that are expected to close earlier than the end of their original estimated useful life due to the related customer declaring bankruptcy.
No impairment charges were recorded during Fiscal 2024.
During Fiscal 2023, the Company recorded impairment charges of $9.7 million to write-down certain long-lived assets, of which $9.5 million related to a certain previously exited real estate location in North America for which the related lease agreement had not yet expired and $0.2 million related to its restructuring plans (see Note 9).
See Note 12 for further discussion of these impairment charges recorded during the fiscal years presented.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.    Restructuring and Other Charges, Net
A description of significant restructuring and other activities and their related costs is provided below.
Fiscal 2025 Restructuring Activities
During Fiscal 2025, the Company recorded restructuring-related charges of $20.4 million, comprised of cash-related restructuring charges of $15.5 million, primarily associated with severance and benefit costs, and non-cash-related charges of $4.9 million, primarily related to stock-based compensation expense recorded in connection with an employment separation agreement. As of March 29, 2025, the remaining liability related to the cash-related charges was $10.9 million, reflecting cash payments of $4.6 million made during Fiscal 2025.
Fiscal 2024 Restructuring Activities
During Fiscal 2024, the Company recorded cumulative restructuring-related charges of $55.8 million, comprised of cash-related charges of $54.5 million, primarily associated with severance and benefit costs, and non-cash-related charges of $1.3 million. As of March 29, 2025, the remaining liability related to the cash-related charges was $8.0 million, reflecting cash payments of $22.4 million and $0.2 million of non-cash adjustments made during Fiscal 2025. As of March 30, 2024, the remaining liability related to the cash-related charges was $30.2 million, reflecting cash payments of $24.1 million and $0.2 million of non-cash adjustments made during Fiscal 2024.
Fiscal 2021 Strategic Realignment Plan
From Fiscal 2021 through Fiscal 2023, the Company undertook efforts to realign its resources to support future growth and profitability, and to create a sustainable, enhanced cost structure. The key areas of the Company's initiatives underlying these efforts involved evaluation of its: (i) team organizational structures and ways of working; (ii) real estate footprint and related costs across its corporate offices, distribution centers, and direct-to-consumer retail and wholesale doors; and (iii) brand portfolio.
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
Finally, on June 26, 2021, in connection with its brand portfolio initiative, the Company sold its former Club Monaco business to Regent, L.P., a global private equity firm, with no resulting gain or loss on sale realized during the first quarter of the Company's fiscal year ending April 2, 2022. Regent, L.P. acquired Club Monaco's assets and liabilities in exchange for potential future cash consideration payable to the Company, including earn-out payments based on Club Monaco meeting certain defined revenue thresholds over a five-year period. Accordingly, the Company has realized amounts related to the receipt of such contingent consideration (as discussed further below) and additional amounts may be realized in the future. Additionally, in connection with this divestiture, the Company provided Regent, L.P. with certain operational support for a transitional period of approximately one year, varying by functional area.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Actions associated with the Fiscal 2021 Strategic Realignment Plan were completed in Fiscal 2023 and no additional charges are expected to be incurred in connection with this plan.
A summary of the charges recorded in connection with the Fiscal 2021 Strategic Realignment Plan during the fiscal years presented, as well as the cumulative charges recorded since its inception (inclusive of other immaterial restructuring-related charges previously recorded during the first quarter of Fiscal 2021), is as follows:

	Fiscal Year Ended	Cumulative Charges
	April 1, 2023
	(millions)
Cash-related restructuring charges:
Severance and benefit costs	$8.6	$147.1
Other cash charges	3.9	26.5
Total cash-related restructuring charges	12.5	173.6
Non-cash charges:
Impairment of assets (see Note 8)	0.2	90.9
Inventory-related charges(a)	0.3	8.6
Accelerated stock-based compensation expense(b)	—	2.0
Other non-cash charges	6.7	6.7
Total non-cash charges	7.2	108.2
Total charges	$19.7	$281.8

(a)Inventory-related charges are recorded within cost of goods sold in the consolidated statements of operations.
(b)Accelerated stock-based compensation expense, which was recorded within restructuring and other charges, net in the consolidated statements of operations, related to vesting provisions associated with certain separation agreements.
In addition to the charges summarized above, the Company recognized income of $2.8 million, $7.0 million, and $3.5 million during Fiscal 2025, Fiscal 2024, and Fiscal 2023, respectively, related to cash consideration received from Regent, L.P. in connection with the Company's previously sold Club Monaco business, pursuant to certain clauses included in the securities and asset purchase agreement. The Company donated this income to The Ralph Lauren Corporate Foundation, a non-profit, charitable foundation, which resulted in related offsetting donation expense of $2.8 million, $7.0 million, and $3.5 million during Fiscal 2025, Fiscal 2024, and Fiscal 2023, respectively. The income and related offsetting donation expense amounts during Fiscal 2025, Fiscal 2024, and Fiscal 2023 were all recorded within restructuring and other charges, net in the consolidated statements of operations.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of the activity in the restructuring reserve related to the Fiscal 2021 Strategic Realignment Plan during the fiscal years presented is as follows:

	Severance and Benefit Costs	Other Cash Charges	Total
	(millions)
Balance at April 2, 2022	$30.6	$0.1	$30.7
Additions charged to expense	8.6	3.9	12.5
Cash payments applied against reserve	(18.2)	(4.0)	(22.2)
Non-cash adjustments	(0.3)	—	(0.3)
Balance at April 1, 2023	20.7	—	20.7
Cash payments applied against reserve	(16.6)	—	(16.6)
Non-cash adjustments	0.1	—	0.1
Balance at March 30, 2024	4.2	—	4.2
Cash payments applied against reserve	(3.8)	—	(3.8)
Balance at March 29, 2025	$0.4	$—	$0.4
Other Charges
Next Generation Transformation Project
The Company is in the early stages of executing a large-scale, multi-year global project that is expected to significantly transform the way in which the Company operates its business and further enable its long-term strategic pivot towards a global direct-to-consumer-oriented model (the "Next Generation Transformation project" or "NGT project"). The NGT project will be completed in phases and involves the redesigning of certain end-to-end processes and the implementation of a suite of technology systems on a global scale. Such efforts are expected to result in significant process improvements and the creation of synergies across core areas of operations, including merchandise buying and planning, procurement, inventory management, retail and wholesale operations, and financial planning and reporting, better enabling the Company to optimize inventory levels and increase the speed with which it reacts to changes in consumer demand across markets, among other benefits. In connection with the preliminary phase of the NGT project, the Company recorded other charges of $25.2 million and $5.1 million during Fiscal 2025 and Fiscal 2024, respectively.
Previously Exited Real Estate
The Company recorded other charges of $11.4 million, $14.0 million, and $23.8 million during Fiscal 2025, Fiscal 2024, and Fiscal 2023, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations in connection with the Company's past restructuring activities for which the related lease agreements have not yet expired.
10.    Income Taxes
Taxes on Income
Domestic and foreign pretax income are as follows:

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	April 1, 2023
	(millions)
Domestic	$117.7	$84.6	$74.3
Foreign	833.0	692.8	617.6
Total income before income taxes	$950.7	$777.4	$691.9

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Provisions for current and deferred income taxes are as follows:

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	April 1, 2023
	(millions)
Current:
Federal	$(54.4)	$(17.6)	$(35.7)
State and local	(5.2)	(15.9)	1.4
Foreign	(198.2)	(138.7)	(131.0)
	(257.8)	(172.2)	(165.3)
Deferred:
Federal	37.0	2.8	14.3
State and local	(1.3)	2.6	(8.0)
Foreign	14.3	35.7	(10.2)
	50.0	41.1	(3.9)
Total income tax provision	$(207.8)	$(131.1)	$(169.2)
Tax Rate Reconciliation
The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows:

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	April 1, 2023
	(millions)
Provision for income taxes at the U.S. federal statutory rate	$(199.6)	$(163.2)	$(145.3)
Change due to:
State and local income taxes, net of federal benefit	(5.6)	(8.4)	(6.3)
Foreign income taxed at different rates, net of U.S. foreign tax credits	11.9	30.5	(2.7)
Deferred tax adjustments	—	37.6	—
Non-creditable foreign taxes	7.2	(4.5)	(8.8)
Changes in valuation allowance on deferred tax assets	0.5	0.2	(0.2)
Unrecognized tax benefits and settlements of tax examinations	(22.0)	(21.1)	(1.2)
Compensation-related adjustments	(9.9)	(7.1)	(7.7)
Charitable contributions	4.9	1.7	2.8
Other	4.8	3.2	0.2
Total income tax provision	$(207.8)	$(131.1)	$(169.2)
Effective tax rate(a)	21.9%	16.9%	24.5%

(a)Effective tax rate is calculated by dividing the income tax provision by income before income taxes.
The Company's Fiscal 2025 effective tax rate was higher than the U.S. federal statutory income tax rate of 21% primarily due to uncertain tax positions and compensation-related adjustments, partially offset by a favorable tax adjustment related to the revaluation of a deferred tax liability on foreign earnings and the favorable tax impact of earnings generated in lower taxed foreign jurisdictions versus the U.S.
The Company's Fiscal 2024 effective tax rate was lower than the U.S. federal statutory income tax rate of 21% primarily due to deferred tax benefits recognized as a result of transactions entered into as part of a reorganization of the Company's legal entity structure, recently enacted changes in tax legislation, and the favorable tax impact of earnings generated in lower taxed

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Deferred Taxes
Significant components of the Company's deferred tax assets and liabilities are as follows:

	March 29, 2025	March 30, 2024
	(millions)
Lease liabilities	$288.5	$300.0
Goodwill and other intangible assets	95.9	123.4
Unrecognized tax benefits	91.7	38.6
Deferred compensation	65.1	54.8
Property and equipment	52.5	48.5
Receivable allowances and reserves	33.3	27.1
Capitalized software	31.3	24.6
Deferred income	30.8	46.5
Inventory basis difference	27.6	31.2
Net operating loss carryforwards	8.8	9.7
Accrued expenses	8.4	7.2
GILTI-related carryforwards	0.7	3.4
Lease ROU assets	(226.8)	(232.8)
Cumulative translation adjustment and hedges	(21.4)	(22.0)
Undistributed foreign income	(7.4)	(16.7)
Other	12.2	6.5
Valuation allowance	(161.7)	(168.7)
Net deferred tax assets(a)	$329.5	$281.3

(a)Net deferred tax balances as of March 29, 2025 and March 30, 2024 were comprised of non-current deferred tax assets of $335.4 million and $288.3 million, respectively, recorded within deferred tax assets, and non-current deferred tax liabilities of $5.9 million and $7.0 million, respectively, recorded within other non-current liabilities in the consolidated balance sheets.
The Company has available state net operating loss carryforwards of $1.8 million (net of tax), for tax purposes to offset future taxable income. There are no federal or foreign net operating loss carryforwards available to the Company. The net operating loss carryforwards expire beginning in the Company's fiscal year ending April 3, 2032.
The Company also has available state and foreign net operating loss carryforwards of $5.4 million and $1.7 million (both net of tax), respectively, for which no net deferred tax asset has been recognized. A full valuation allowance has been recorded against these carryforwards since the Company does not believe that it will more likely than not be able to utilize these carryforwards to offset future taxable income. Subsequent recognition of these deferred tax assets would result in an income tax benefit in the year of such recognition. The valuation allowance relating to state net operating loss carryforwards remains consistent with prior year for jurisdictions where the Company will no longer be able to utilize the carryforwards in the future. The valuation allowance relating to foreign net operating loss carryforwards decreased by $0.5 million, mainly due to the write-off of related net operating losses in jurisdictions where the Company will no longer be able to utilize the carryforwards in the future.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In January 2018, new U.S. tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA") became effective. The TCJA significantly revised U.S. tax law by, among other provisions, creating a territorial tax system that included a one-time mandatory transition tax on previously deferred foreign earnings. As a result of the taxation of undistributed foreign earnings in connection with the TCJA, the Company reevaluated its permanent reinvestment assertion and determined that undistributed foreign earnings that were subject to the TCJA's one-time mandatory transition tax were no longer considered to be permanently reinvested, effective December 31, 2017. The mandatory transition tax does not apply to undistributed foreign earnings generated after December 31, 2017. Accordingly, provision has not been made for U.S. or additional foreign taxes on approximately $3.717 billion of undistributed earnings of foreign subsidiaries generated after December 31, 2017, as such earnings are expected to be permanently reinvested. These earnings could become subject to tax if they were remitted as dividends, if foreign earnings were lent to RLC, a subsidiary or a U.S. affiliate of RLC, or if the stock of the subsidiaries were sold. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable.
Uncertain Income Tax Benefits
Fiscal 2025, Fiscal 2024, and Fiscal 2023 Activity
Reconciliations of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for Fiscal 2025, Fiscal 2024, and Fiscal 2023 are presented below:

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	April 1, 2023
	(millions)
Unrecognized tax benefits beginning balance	$98.4	$77.1	$75.4
Additions related to current period tax positions	32.5	21.7	13.3
Additions related to prior period tax positions	41.8	2.4	0.6
Reductions related to prior period tax positions	(0.6)	(0.9)	(4.3)
Reductions related to expiration of statutes of limitations	(2.6)	(1.0)	(2.9)
Reductions related to settlements with taxing authorities	—	(0.1)	(4.5)
Reductions related to foreign currency translation	(0.4)	(0.8)	(0.5)
Unrecognized tax benefits ending balance	$169.1	$98.4	$77.1
The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. Reconciliations of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits for Fiscal 2025, Fiscal 2024, and Fiscal 2023 are presented below:

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	April 1, 2023
	(millions)
Accrued interest and penalties beginning balance	$20.3	$16.7	$16.5
Net additions charged to expense	4.1	3.9	2.6
Reductions related to prior period tax positions	(0.1)	(0.2)	(1.9)
Reductions related to settlements with taxing authorities	—	—	(0.4)
Reductions related to foreign currency translation	(0.1)	(0.1)	(0.1)
Accrued interest and penalties ending balance	$24.2	$20.3	$16.7
The total amount of unrecognized tax benefits, including interest and penalties, was $193.3 million and $118.7 million as of March 29, 2025 and March 30, 2024, respectively, and was included within the non-current liability for unrecognized tax benefits in the consolidated balance sheets. The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $101.6 million and $80.1 million as of March 29, 2025 and March 30, 2024, respectively.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On August 26, 2024, the U.S. Tax Court issued a decision in Varian Medical Systems, Inc. v. Commissioner related to the TCJA deduction for certain deemed foreign dividends otherwise subject to the transition tax on unrepatriated earnings of applicable foreign subsidiaries. Based on the Company's evaluation of the technical merits of this decision, during Fiscal 2025 it filed a protective refund claim with the Internal Revenue Service claiming a transition tax refund of $34.4 million, for which the Company recorded a corresponding deferred tax asset. However, as the Company believes it is more-likely-than-not that the intended refund claim will not be received, during Fiscal 2025 it also recorded an uncertain tax position reserve for the full refund claim of $34.4 million. Accordingly, on a net basis, this development had no resulting impact to the Company's effective tax rates or its consolidated statements of operations during Fiscal 2025.
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
11.    Debt
Debt consists of the following:

	March 29, 2025	March 30, 2024
	(millions)
$400 million 3.750% Senior Notes(a)	$399.7	$399.0
$750 million 2.950% Senior Notes(b)	742.9	741.5
Total debt	1,142.6	1,140.5
Less: current portion of long-term debt	399.7	—
Total long-term debt	$742.9	$1,140.5

(a)The carrying value of the 3.750% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $0.3 million and $1.0 million as of March 29, 2025 and March 30, 2024, respectively.
(b)The carrying value of the 2.950% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $7.1 million and $8.5 million as of March 29, 2025 and March 30, 2024, respectively.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility (as defined below). Accordingly, the Company does not expect combined borrowings outstanding under the Commercial Paper Program and Global Credit Facility to exceed $750 million. Commercial Paper Program borrowings may be used to support the Company's general working capital and corporate needs. Maturities of commercial paper notes vary, but cannot exceed 397 days from the date of issuance. Commercial paper notes issued under the Commercial Paper Program rank equally in seniority with the Company's other forms of unsecured indebtedness. As of both March 29, 2025 and March 30, 2024, there were no borrowings outstanding under the Commercial Paper Program.
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
Borrowings under the Global Credit Facility bear interest at a rate per annum equal to, at the Company's option, either (a) an alternate base rate or (b) an adjusted term Secured Overnight Financing Rate ("SOFR") rate or the applicable currency in which the loans are made (the "Term Benchmark Rate") plus an applicable margin. The applicable margin for Term Benchmark Rate loans will be adjusted by reference to a grid (the "Pricing Grid"), which is included in the definition of "Applicable Rate" within the Global Credit Facility agreement and is based on ratings for the Company's senior, unsecured long-term indebtedness provided by established ratings agencies. In addition to paying interest on any outstanding borrowings under the Global Credit Facility, the Company is required to pay a commitment fee, calculated at a rate per annum determined in accordance with the Pricing Grid, on the average daily unused amount of the Facility, payable quarterly in arrears, and certain fees with respect to Letters of Credit that are issued. The current commitment fee rate of 8 basis points is subject to adjustment based on the Company's credit ratings. As of both March 29, 2025 and March 30, 2024, there were no borrowings outstanding under the Global Credit Facility. However, the Company was contingently liable for $10.6 million and $11.8 million of outstanding letters of credit as of March 29, 2025 and March 30, 2024, respectively.
The Global Credit Facility contains a number of covenants that, among other things, restrict the Company's ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Upon the occurrence of an Event of Default under the Global Credit Facility, the lenders may cease making loans, terminate the Global Credit Facility, and declare all amounts outstanding to be immediately due and payable. The Global Credit Facility specifies various events of default (many of which are subject to applicable grace periods), including, among others, the failure to make timely principal, interest, and fee payments or to satisfy the covenants, including the financial covenant described above. Additionally, the Global Credit Facility provides that an Event of Default will occur if Mr. Ralph Lauren, the Company's Executive Chairman and Chief Creative Officer, and entities controlled by the Lauren family fail to maintain a specified minimum percentage of the voting power of the Company's common stock. As of March 29, 2025, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company's Global Credit Facility.
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
A summary of the Company's Pan-Asia Borrowing Facilities by country is as follows:
•China Credit Facility — provides Ralph Lauren Trading (Shanghai) Co., Ltd. with a revolving line of credit of up to 100 million Chinese Renminbi (approximately $13 million) through April 3, 2026, which is also able to be used to support bank guarantees.
•South Korea Credit Facility — provides Ralph Lauren (Korea) Ltd. with a revolving line of credit of up to 30 billion South Korean Won (approximately $20 million) through October 24, 2025.
•Japan Overdraft Facility — provides Ralph Lauren Corporation Japan with an overdraft amount of up to 5 billion Japanese Yen (approximately $33 million) through April 30, 2026.
As of both March 29, 2025 and March 30, 2024, there were no borrowings outstanding under the Pan-Asia Borrowing Facilities.
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
The following table summarizes the Company's financial assets and liabilities that are measured and recorded at fair value on a recurring basis, excluding accrued interest components:

	March 29, 2025	March 30, 2024
	(millions)
Derivative assets(a)	$30.9	$36.6
Derivative liabilities(a)	10.1	5.5

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
The following table summarizes the carrying values and the estimated fair values of the Company's debt instruments:

	March 29, 2025		March 30, 2024
	Carrying Value(a)	Fair Value(b)	Carrying Value(a)	Fair Value(b)
	(millions)
$400 million 3.750% Senior Notes	$399.7	$398.4	$399.0	$391.4
$750 million 2.950% Senior Notes	742.9	690.8	741.5	671.4

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
During Fiscal 2025 and Fiscal 2023, the Company recorded impairment charges to reduce the carrying values of certain long-lived assets to their estimated fair values. The fair values of these assets were determined based on Level 3 measurements, the related inputs of which included estimates of the amount and timing of the assets' net future discounted cash flows (including any potential sublease income for lease-related ROU assets), based on historical experience and consideration of current trends, market conditions, and comparable sales, as applicable. No impairment charges were recorded during Fiscal 2024.
The following table summarizes impairment charges recorded by the Company during the fiscal years presented to reduce the carrying values of certain long-lived assets to their estimated fair values as of the assessment date:

	Fiscal Years Ended
	March 29, 2025		March 30, 2024		April 1, 2023
Long-Lived Asset Category	Total Impairments	Fair Value as of Impairment Date	Total Impairments	Fair Value as of Impairment Date	Total Impairments	Fair Value as of Impairment Date
	(millions)
Property and equipment, net	$0.8	$—	$—	N/A	$0.2	$—
Operating lease right-of-use assets	—	N/A	—	N/A	9.5	14.8
See Note 8 for additional discussion regarding impairment charges recorded by the Company within the consolidated statements of operations during the fiscal years presented.
The Company performed its annual goodwill assessment using a qualitative approach as of the beginning of the second quarter of Fiscal 2025. In performing the assessment, the Company identified and considered the significance of relevant key factors, events, and circumstances that affected the fair values and/or carrying amounts of its reporting units with allocated goodwill. These factors included external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as the Company's actual and expected financial performance. Additionally, the Company also considered the results of its most recent quantitative goodwill impairment test, which was performed as of the beginning of the second quarter of Fiscal 2024, the results of which indicated that the fair values of these reporting units significantly exceeded their respective carrying values. Based on the results of the qualitative impairment assessment, the Company concluded that it is not more likely than not that the fair values of its reporting units are less than their respective carrying values and there were no reporting units at risk of impairment. No impairment charges associated with goodwill or other intangible assets were recorded during any of the three fiscal years presented.

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
The following table summarizes the Company's outstanding derivative instruments recorded on its consolidated balance sheets as of March 29, 2025 and March 30, 2024:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	March 29, 2025	March 30, 2024	March 29, 2025		March 30, 2024		March 29, 2025		March 30, 2024
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Cash flow hedges	$367.9	$319.4	PP	$3.9	PP	$4.8	AE	$6.2	AE	$0.2
Net investment hedges(c)	700.0	700.0	PP	26.6	ONCA	30.6	ONCL	2.4	ONCL	5.2
Total Designated Hedges	1,067.9	1,019.4		30.5		35.4		8.6		5.4
Undesignated Hedges:
FC — Undesignated hedges(d)	247.5	153.2	PP	0.4	PP	1.2	AE	1.5	AE	0.1
Total Hedges	$1,315.4	$1,172.6		$30.9		$36.6		$10.1		$5.5

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
The Company presents the fair values of its derivative assets and liabilities recorded on its consolidated balance sheets on a gross basis, even when they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its derivative instruments on a net basis in accordance with the terms of each of its master netting arrangements, spread across eight separate counterparties, the amounts presented in the consolidated balance sheets as of March 29, 2025 and March 30, 2024 would be adjusted from the current gross presentation as detailed in the following table:

	March 29, 2025			March 30, 2024
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount
	(millions)
Derivative assets	$30.9	$(5.4)	$25.5	$36.6	$(0.2)	$36.4
Derivative liabilities	10.1	(5.4)	4.7	5.5	(0.2)	5.3
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables summarize the pretax impact of gains and losses from the Company's designated derivative instruments on its consolidated financial statements for the fiscal years presented:

	Gains (Losses) Recognized in OCI
	Fiscal Years Ended
	March 29, 2025	March 30, 2024	April 1, 2023
	(millions)
Designated Hedges:
FC — Cash flow hedges	$5.0	$14.5	$18.1
Net investment hedges — effective portion	(1.7)	4.2	10.6
Net investment hedges — portion excluded from assessment of hedge effectiveness	0.6	(21.7)	26.6
Total Designated Hedges	$3.9	$(3.0)	$55.3

	Location and Amount of Gains (Losses) from Cash Flow Hedges Reclassified from AOCI to Earnings
	Fiscal Years Ended
	March 29, 2025	March 30, 2024	April 1, 2023
	Cost of goods sold	Cost of goods sold	Cost of goods sold
	(millions)
Total amounts presented in the consolidated statements of operations in which the effects of related cash flow hedges are recorded	$(2,226.1)	$(2,199.6)	$(2,277.8)
Effects of cash flow hedging:
FC — Cash flow hedges	9.6	10.8	23.8

	Gains (Losses) from Net Investment Hedges Recognized in Earnings			Location of Gains (Losses) Recognized in Earnings
	Fiscal Years Ended
	March 29, 2025	March 30, 2024	April 1, 2023
	(millions)
Net Investment Hedges:
Net investment hedges — portion excluded from assessment of hedge effectiveness(a)	$12.6	$12.5	$13.0	Interest expense
Total Net Investment Hedges	$12.6	$12.5	$13.0

(a)Amounts recognized in OCI relating to the effective portion of the Company's net investment hedges would be recognized in earnings only upon the sale or liquidation of the hedged net investment.
As of March 29, 2025, it is estimated that $3.3 million of pretax net gains on both outstanding and matured derivative instruments designated and qualifying as cash flow hedges deferred in AOCI will be recognized in earnings over the next twelve months. Amounts ultimately recognized in earnings will depend on exchange rates in effect when outstanding derivative instruments are settled.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the pretax impact of gains and losses from the Company's undesignated derivative instruments on its consolidated financial statements for the fiscal years presented:

	Gains (Losses) Recognized in Earnings			Location of Gains (Losses) Recognized in Earnings
	Fiscal Years Ended
	March 29, 2025	March 30, 2024	April 1, 2023
	(millions)
Undesignated Hedges:
FC — Undesignated hedges	$6.0	$9.8	$13.0	Other income (expense), net
Total Undesignated Hedges	$6.0	$9.8	$13.0
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
Investments
The Company's short-term investments as of March 29, 2025 and March 30, 2024 were $160.5 million and $121.0 million, respectively, and consisted of time deposits.
No significant realized or unrealized gains or losses on available-for-sale investments or impairment charges were recorded during any of the fiscal years presented.
Refer to Note 3 for further discussion of the Company's accounting policies relating to its investments.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.    Leases
The following table summarizes ROU assets and lease liabilities recorded on the consolidated balance sheets:

	March 29, 2025	March 30, 2024	Location Recorded on Balance Sheet
	(millions)
Assets:
Operating leases	$1,013.1	$1,014.6	Operating lease right-of-use assets
Finance leases	198.3	218.2	Property and equipment, net
Total lease assets	$1,211.4	$1,232.8
Liabilities:
Operating leases:
Current portion	$225.4	$245.5	Current operating lease liabilities
Non-current portion	1,044.7	1,014.0	Long-term operating lease liabilities
Total operating lease liabilities	1,270.1	1,259.5
Finance leases:
Current portion	20.6	19.2	Accrued expenses and other current liabilities
Non-current portion	234.8	256.1	Long-term finance lease liabilities
Total finance lease liabilities	255.4	275.3
Total lease liabilities	$1,525.5	$1,534.8
The following table summarizes the composition of total lease cost during the fiscal years presented:

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	April 1, 2023	Location Recorded in Earnings
	(millions)
Operating lease cost	$292.5	$295.0	$294.3	(a)
Finance lease costs:
Depreciation of leased assets	23.1	24.0	24.5	(b)
Accretion of lease liabilities	7.7	9.1	11.2	Interest expense
Variable lease cost	371.4	340.7	318.3	(c)
Short-term lease cost	1.8	2.6	2.8	SG&A expenses
Sublease income	(7.4)	(6.5)	(8.2)	Restructuring and other charges, net
Total lease cost	$689.1	$664.9	$642.9

(a)During Fiscal 2025, $3.4 million was included within cost of goods sold, $279.2 million was included within SG&A expenses, and $9.9 million was included within restructuring and other charges, net. During Fiscal 2024, $3.1 million was included within cost of goods sold, $278.1 million was included within SG&A expenses, and $13.8 million was included within restructuring and other charges, net. During Fiscal 2023, $3.1 million was included within cost of goods sold, $269.4 million was included within SG&A expenses, and $21.8 million was included within restructuring and other charges, net.
(b)During Fiscal 2025, $20.2 million was included within SG&A expenses and $2.9 million was included within restructuring and other charges, net. During Fiscal 2024, $20.9 million was included within SG&A expenses and $3.1 million was included within restructuring and other charges, net. During Fiscal 2023, $22.8 million was included within SG&A expenses and $1.7 million was included within restructuring and other charges, net.
(c)During Fiscal 2025, $4.7 million was included within cost of goods sold, $360.6 million was included within SG&A expenses, and $6.1 million was included within restructuring and other charges, net. During Fiscal 2024, $4.7 million was included within cost of goods sold, $332.7 million was included within SG&A expenses, and $3.3

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
million was included within restructuring and other charges, net. During Fiscal 2023, $3.5 million was included within cost of goods sold, $307.8 million was included within SG&A expenses, and $7.0 million was included within restructuring and other charges, net.
The following table summarizes certain cash flow information related to the Company's leases:

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	April 1, 2023
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$355.1	$368.3	$342.7
Operating cash flows from finance leases	7.7	9.1	11.2
Financing cash flows from finance leases	22.0	21.3	21.9
See Note 21 for supplemental non-cash information related to ROU assets recorded in connection with the recognition of new lease liabilities.
The following table presents a maturity analysis summary of contractual cash payments for the Company's lease liabilities recorded on the consolidated balance sheet as of March 29, 2025:

	March 29, 2025
	Operating Leases	Finance Leases
	(millions)
Fiscal 2026	$265.4	$28.2
Fiscal 2027	241.7	29.7
Fiscal 2028	188.0	29.1
Fiscal 2029	163.0	22.1
Fiscal 2030	117.6	22.3
Fiscal 2031 and thereafter	517.4	166.8
Total lease payments	1,493.1	298.2
Less: interest	(223.0)	(42.8)
Total lease liabilities	$1,270.1	$255.4
Additionally, the Company has $90.0 million of future payment obligations relating to executed lease agreements for which the related lease terms had not yet commenced as of the end of Fiscal 2025 and, therefore, are not recorded on the consolidated balance sheet as of March 29, 2025.
The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates related to the Company's operating and finance leases recorded on the consolidated balance sheets:

	March 29, 2025		March 30, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	7.7	11.1	7.6	11.9
Weighted-average discount rate	3.6%	2.8%	3.3%	2.9%
See Note 3 for discussion of the Company's accounting policies related to leases.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.    Commitments and Contingencies
TCJA Mandatory Transition Tax
In connection with the TCJA's provision that subjects previously deferred foreign earnings to a one-time mandatory transition tax, the Company had a remaining related income tax payable obligation of $42.2 million as of March 29, 2025, included within current income tax payable in the consolidated balance sheets, which is expected to be paid in Fiscal 2026.
Employee Agreements
The Company has employment agreements with certain executives in the normal course of business which provide for compensation and certain other benefits. These agreements also provide for severance payments under certain circumstances.
Other Commitments
Other off-balance sheet firm commitments amounted to $1.589 billion as of March 29, 2025, including inventory purchase commitments of $937.8 million, lease commitments related to lease agreements for which the related lease terms have not yet commenced of $90.0 million, outstanding letters of credit of $10.6 million, interest payments related to the Company's debt of $129.3 million, a real estate purchase commitment of $116.9 million, and various other commitments of $304.8 million, primarily comprised of the Company's legally-binding obligations related to sponsorship, licensing, and other marketing and advertising agreements, information technology-related service agreements, and pension-related obligations.
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
16.    Equity
Capital Stock
The Company's capital stock consists of two classes of common stock. There are 500 million shares of Class A common stock and 100 million shares of Class B common stock authorized to be issued. Shares of Class A and Class B common stock have substantially identical rights, except with respect to voting rights. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share. Holders of both stock classes vote together as a single class on all matters presented to the stockholders for their approval, except with respect to the election and removal of directors or as otherwise required by applicable law. All outstanding shares of Class B common stock are owned by Mr. Ralph Lauren, the Company's Executive Chairman and Chief Creative Officer, and entities controlled by the Lauren family, and are convertible at any time into shares of Class A common stock on a one-for-one basis.
Class B Common Stock Conversions
During Fiscal 2024, the Lauren Family, L.L.C., a limited liability company managed by the children of Mr. Ralph Lauren, converted 3.0 million shares of Class B common stock into an equal number of shares of Class A common stock pursuant to the security's terms. These conversions occurred in connection with a long-term strategy for estate planning and investment diversification. These transactions resulted in a reclassification within equity and had no other effect on the Company's consolidated financial statements.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Common Stock Repurchase Program
A summary of the Company's repurchases of Class A common stock under its common stock repurchase program is as follows:

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	April 1, 2023
	(in millions)
Cost of shares repurchased(a)	$424.5	$398.2	$454.3
Number of shares repurchased	2.3	2.9	4.8

(a)Excludes excise tax of $3.5 million and $3.3 million incurred during Fiscal 2025 and Fiscal 2024, respectively. The Company did not incur excise tax on its shares repurchased during Fiscal 2023.
As of March 29, 2025, the remaining availability under the Company's Class A common stock repurchase program was approximately $352 million. On May 15, 2025, the Company's Board of Directors approved an expansion of the Company's existing common stock repurchase program that allows it to repurchase up to an additional $1.500 billion of its Class A common stock, excluding related excise taxes. Repurchases of shares of the Company's Class A common stock are subject to overall business and market conditions.
In addition, during Fiscal 2025, Fiscal 2024, and Fiscal 2023, 0.3 million, 0.4 million, and 0.3 million shares of the Company's Class A common stock, respectively, at a cost of $56.4 million, $51.5 million, and $34.3 million, respectively, were surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards under its long-term stock incentive plans.
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.
Dividends
The Company has generally maintained a regular quarterly cash dividend program on its common stock since 2003.
On May 16, 2024, the Company's Board of Directors approved an increase to the Company's quarterly cash dividend paid on its common stock from $0.75 to $0.825 per share. Dividends paid amounted to $201.1 million, $194.6 million, and $198.3 million for Fiscal 2025, Fiscal 2024, and Fiscal 2023, respectively.
On May 15, 2025, the Company's Board of Directors approved an additional increase to the Company's quarterly cash dividend on its common stock from $0.825 to $0.9125 per share. The first quarterly dividend to reflect this increase is expected to be payable to shareholders of record at close of business on June 27, 2025 and paid on July 11, 2025.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17.    Accumulated Other Comprehensive Income (Loss)
The following table presents OCI activity, net of tax, accumulated in equity:

	Foreign Currency Translation Gains (Losses)(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges(b)	Net Unrealized Gains (Losses) on Defined Benefit Plans(c)	Total Accumulated Other Comprehensive Income (Loss)(d)
	(millions)
Balance at April 2, 2022	$(189.7)	$9.0	$0.4	$(180.3)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(14.1)	15.6	3.7	5.2
Amounts reclassified from AOCI to earnings	—	(20.5)	(0.4)	(20.9)
Other comprehensive income (loss), net of tax	(14.1)	(4.9)	3.3	(15.7)
Balance at April 1, 2023	(203.8)	4.1	3.7	(196.0)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(76.2)	12.4	(7.9)	(71.7)
Amounts reclassified from AOCI to earnings	—	(9.3)	0.9	(8.4)
Other comprehensive income (loss), net of tax	(76.2)	3.1	(7.0)	(80.1)
Balance at March 30, 2024	(280.0)	7.2	(3.3)	(276.1)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(18.7)	3.8	(0.8)	(15.7)
Amounts reclassified from AOCI to earnings	—	(8.2)	0.1	(8.1)
Other comprehensive income (loss), net of tax	(18.7)	(4.4)	(0.7)	(23.8)
Balance at March 29, 2025	$(298.7)	$2.8	$(4.0)	$(299.9)

(a)OCI before reclassifications to earnings related to foreign currency translation gains (losses) includes income tax provisions of $0.1 million and $12.6 million for Fiscal 2025 and Fiscal 2023, respectively, and an income tax benefit of $1.5 million for Fiscal 2024. OCI before reclassifications to earnings includes losses of $0.9 million (net of a $0.2 million income tax benefit) and $13.3 million (net of a $4.2 million income tax benefit) for Fiscal 2025 and Fiscal 2024, respectively, and a gain of $28.2 million (net of a $9.0 million income tax provision) for Fiscal 2023, related to changes in the fair values of instruments designated as hedges of the Company's net investment in certain foreign operations (see Note 13).
(b)OCI before reclassifications to earnings related to net unrealized gains (losses) on cash flow hedges are presented net of income tax provisions of $1.2 million, $2.1 million, and $2.5 million for Fiscal 2025, Fiscal 2024, and Fiscal 2023, respectively. The tax effects on amounts reclassified from AOCI to earnings are presented in a table below.
(c)Activity is presented net of taxes, which were immaterial for all periods presented.
(d)The Company generally releases income tax effects from AOCI when the corresponding pretax AOCI items are reclassified to earnings.
The following table presents reclassifications from AOCI to earnings for cash flow hedges, by component:

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	April 1, 2023	Location of Gains (Losses) Reclassified from AOCI to Earnings
	(millions)
Gains (losses) on cash flow hedges(a):
FC — Cash flow hedges	$9.6	$10.8	$23.8	Cost of goods sold
Tax effect	(1.4)	(1.5)	(3.3)	Income tax provision
Net of tax	$8.2	$9.3	$20.5

(a)FC = Forward foreign currency exchange contracts.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18.    Stock-based Compensation
Long-term Stock Incentive Plans
On August 1, 2019, the Company's shareholders approved the 2019 Long-Term Stock Incentive Plan (the "2019 Incentive Plan"), which replaced the Company's Amended and Restated 2010 Long-Term Stock Incentive Plan (the "2010 Incentive Plan"). The 2019 Incentive Plan provided for 1.2 million of new shares authorized for issuance to the participants, in addition to the approximately 3.0 million shares that remained available for issuance under the 2010 Incentive Plan as of August 1, 2019. In addition, any outstanding awards under the 2010 Incentive Plan or the Company's 1997 Long-Term Stock Incentive Plan (the "1997 Incentive Plan") that expire, are forfeited, or are surrendered to the Company in satisfaction of taxes, will become available for issuance under the 2019 Incentive Plan. The 2019 Incentive Plan became effective August 1, 2019 and no further grants will be made under the 2010 Incentive Plan. Outstanding awards issued prior to August 1, 2019 will continue to remain subject to the terms of the 2010 Incentive Plan or 1997 Incentive Plan, as applicable. As of March 29, 2025, 2.2 million shares remained available for future issuance under the Company's incentive plans.
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
Impact on Results
A summary of total stock-based compensation expense and the related income tax benefits recognized is as follows:

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	April 1, 2023
	(millions)
Compensation expense(a)	$107.9	$99.5	$75.5
Income tax benefit	(14.9)	(14.8)	(12.6)

(a)Fiscal 2025 includes $5.3 million of stock-based compensation expense related to an employment separation agreement recorded within restructuring and other charges, net in the consolidated statements of operations (see Note 9). All other stock-based compensation expense was recorded within SG&A expenses.
The Company issues its annual grants of stock-based compensation awards in the second quarter of each fiscal year. Due to the timing of the annual grants and other factors, including the timing and magnitude of forfeiture and performance goal achievement adjustments, as well as changes to the size and composition of the eligible employee population, stock-based compensation expense recognized during any given fiscal period is not indicative of the level of compensation expense expected to be incurred in future periods.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of service-based RSU activity during Fiscal 2025 is as follows:

	Service- based RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value
	(thousands)
Unvested at March 30, 2024	1,054	$107.27
Granted	432	160.54
Vested	(552)	110.11
Forfeited	(55)	121.77
Unvested at March 29, 2025	879	$130.75

Service- based RSUs
Total unrecognized compensation expense at March 29, 2025 (millions)	$37.8
Weighted-average period expected to be recognized over (years)	1.2
Additional information pertaining to service-based RSU activity is as follows:

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	April 1, 2023
Service-based RSUs:
Weighted-average grant date fair value of awards granted	$160.54	$115.55	$92.07
Total fair value of awards vested (millions)	$94.0	$119.0	$56.7
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
The assumptions used to estimate the fair value of TSR awards granted were as follows:

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	April 1, 2023
Expected volatility	36.7%	38.4%	49.9%
Expected dividend yield	2.0%	2.5%	3.0%
Risk-free interest rate	3.9%	4.6%	3.1%
Weighted-average grant date fair value	$212.05	$147.19	$124.62
A summary of performance-based RSU activity including TSR awards during Fiscal 2025 is as follows:

	Performance-based RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value
	(thousands)
Unvested at March 30, 2024	682	$121.18
Granted	173	182.12
Change due to performance and/or market condition achievement	72	149.41
Vested	(281)	135.43
Forfeited	(9)	117.46
Unvested at March 29, 2025	637	$134.69

Performance-based RSUs
Total unrecognized compensation expense at March 29, 2025 (millions)	$29.5
Weighted-average period expected to be recognized over (years)	1.5

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Additional information pertaining to performance-based RSU activity including TSR awards is as follows:

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	April 1, 2023
Performance-based RSUs:
Weighted-average grant date fair value of awards granted	$182.12	$129.38	$106.58
Total fair value of awards vested (millions)	$52.2	$—	$26.8
19.    Employee Benefit Plans
Defined Contribution Plans
The Company sponsors defined contribution benefit plans covering substantially all eligible employees in the U.S. and Puerto Rico who are not covered by a collective bargaining agreement. The plans include a savings plan feature under Section 401(k) of the Internal Revenue Code. The Company makes matching contributions to the plans equal to 50% of the first 6% of salary contributed by an eligible employee. Additionally, the Company makes a supplemental matching contribution for plan years in which the Company achieves a "target or above" performance level based on certain goals established at the beginning of each fiscal year, increasing the matching contribution to between 67% and 100% depending on the performance level achieved, of the first 6% of salary contributed by eligible employees, not to exceed the maximum contribution permitted by the plan.
Under the terms of the plans, a participant becomes 100% vested in the Company's matching contributions after five years of credited service. Contributions made by the Company under these plans were $15.6 million, $10.0 million, and $8.3 million in Fiscal 2025, Fiscal 2024, and Fiscal 2023, respectively.
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
The aggregate funded status of the single-employer defined benefit plans reflected net liabilities of $5.7 million and $4.4 million as of March 29, 2025 and March 30, 2024, respectively, and were primarily recorded within other non-current liabilities in the consolidated balance sheets. These single-employer defined benefit plans had aggregate fair values of plan assets of $53.9 million and aggregate projected benefit obligations of $59.6 million as of March 29, 2025, compared to aggregate fair values of plan assets of $46.1 million and aggregate projected benefit obligations of $50.5 million as of March 30, 2024. The asset portfolio of the single-employer defined benefit plans primarily consists of fixed income and equity securities, which have been measured at fair value largely using Level 2 inputs, as described in Note 12.
Net pension expense for these plans was $5.0 million, $5.0 million, and $3.9 million in Fiscal 2025, Fiscal 2024, and Fiscal 2023, respectively. The service cost component of $5.9 million, $5.1 million, and $4.2 million in Fiscal 2025, Fiscal 2024, and Fiscal 2023, respectively, was recorded within SG&A expenses in the consolidated statements of operations. All other components of net pension expense during the fiscal years presented were recorded within other income (expense), net, in the consolidated statement of operations.

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
The Company's segment reporting structure is consistent with how it establishes its overall business strategy, allocates resources, and assesses performance of its business. The accounting policies of the Company's segments are consistent with those described in Notes 2 and 3. Sales and transfers between segments are generally recorded at cost and treated as transfers of inventory. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. The Company's CODM, who is its President and Chief Executive Officer, assesses segment performance and allocates resources based upon net revenues and operating income before restructuring-related charges, impairment of assets, and certain other non-routine items, if any. In addition, the Company's CODM is regularly provided each segment's gross profit and total SG&A expenses, as well as SG&A expense by category at the consolidated level. Certain corporate overhead expenses related to global functions, most notably the Company's executive office, information technology, finance and accounting, human resources, and legal departments, largely remain at corporate. Additionally, other costs that cannot be allocated to the segments based on specific usage are also maintained at corporate, including corporate marketing and advertising expenses, depreciation and amortization of corporate assets, and other general and administrative expenses resulting from corporate-level activities and projects. Asset information by segment is not utilized by the CODM for purposes of assessing performance or allocating resources, and therefore such information has not been presented.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net revenues, significant expenses, and segment operating income for each of the Company's segments are as follows:

	Fiscal Year Ended March 29, 2025
	North America	Europe	Asia	Other non-reportable segments	Total
	(millions)
Net revenues, significant expenses, and segment operating income:
Net revenues	$3,050.1	$2,174.9	$1,709.4	$144.6	$7,079.0
Cost of goods sold	(1,184.8)	(733.1)	(355.7)	—	(2,273.6)
Selling, general, and administrative expenses(a)	(1,225.2)	(875.6)	(940.5)	(18.8)	(3,060.1)
Total segment operating income	$640.1	$566.2	$413.2	$125.8	$1,745.3
Reconciliation of segment operating income to consolidated operating income and income before income taxes:
Corporate expenses, net					$(755.4)
Impairment of assets					(0.8)
Restructuring and other charges, net(b)					(57.0)
Operating income					932.1
Non-operating income (expense), net					18.6
Income before income taxes					$950.7

	Fiscal Year Ended March 30, 2024
	North America	Europe	Asia	Other non-reportable segments	Total
	(millions)
Net revenues, significant expenses, and segment operating income:
Net revenues	$2,950.5	$1,968.0	$1,566.6	$146.3	$6,631.4
Cost of goods sold	(1,211.8)	(710.5)	(338.6)	—	(2,260.9)
Selling, general, and administrative expenses(a)	(1,189.8)	(792.9)	(892.1)	(17.4)	(2,892.2)
Total segment operating income	$548.9	$464.6	$335.9	$128.9	$1,478.3
Reconciliation of segment operating income to consolidated operating income and income before income taxes:
Corporate expenses, net					$(647.0)
Impairment of assets					—
Restructuring and other charges, net(b)					(74.9)
Operating income					756.4
Non-operating income (expense), net					21.0
Income before income taxes					$777.4

	Fiscal Year Ended April 1, 2023
	North America	Europe	Asia	Other non-reportable segments	Total
	(millions)
Net revenues, significant expenses, and segment operating income:
Net revenues	$3,020.5	$1,839.2	$1,426.7	$157.2	$6,443.6
Cost of goods sold	(1,310.4)	(707.4)	(305.2)	—	(2,323.0)
Selling, general, and administrative expenses(a)	(1,145.0)	(724.5)	(831.9)	(10.8)	(2,712.2)
Total segment operating income	$565.1	$407.3	$289.6	$146.4	$1,408.4
Reconciliation of segment operating income to consolidated operating income and income before income taxes:
Corporate expenses, net					$(651.5)
Impairment of assets					(9.7)
Restructuring and other charges, net(b)					(43.0)
Operating income					704.2
Non-operating income (expense), net					(12.3)
Income before income taxes					$691.9

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)SG&A expenses include costs relating to compensation and benefits, marketing and advertising, rent and occupancy, distribution, information technology, legal, depreciation and amortization, bad debt, and other selling and administrative costs.
(b)The fiscal years presented included certain restructuring and other charges, net (see Note 9) that are excluded from the segment profitability measure utilized by the CODM, which are detailed below:

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	April 1, 2023
	(millions)
Restructuring and other charges, net:
North America-related	$(0.6)	$(6.6)	$(0.4)
Europe-related	(3.4)	(3.9)	(2.7)
Asia-related	(2.6)	(7.6)	(1.3)
Other non-reportable segment-related	(0.1)	(0.6)	—
Corporate operations-related	(13.7)	(37.1)	(14.8)
Restructuring charges	(20.4)	(55.8)	(19.2)
Other charges (see Note 9)	(36.6)	(19.1)	(23.8)
Total restructuring and other charges, net	$(57.0)	$(74.9)	$(43.0)
The following tables summarize depreciation and amortization expense and capital expenditures for each of the Company's segments:

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	April 1, 2023
	(millions)
Depreciation and amortization expense:
North America	$81.5	$81.1	$74.3
Europe	35.7	36.9	32.0
Asia	52.6	52.4	48.3
Corporate	49.8	58.6	65.9
Total depreciation and amortization expense	$219.6	$229.0	$220.5

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	April 1, 2023
	(millions)
Capital expenditures:
North America	$58.5	$55.5	$73.5
Europe	28.6	25.2	34.3
Asia	59.0	49.0	68.4
Corporate	70.1	35.1	41.3
Total capital expenditures	$216.2	$164.8	$217.5

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net revenues and long-lived assets by geographic location of the reporting subsidiary are as follows:

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	April 1, 2023
	(millions)
Net revenues(a):
The Americas(b)	$3,215.1	$3,122.2	$3,201.1
Europe(c)	2,154.5	1,942.6	1,815.9
Asia(d)	1,709.4	1,566.6	1,426.6
Total net revenues	$7,079.0	$6,631.4	$6,443.6

	March 29, 2025	March 30, 2024
	(millions)
Long-lived assets(a):
The Americas(b)	$1,079.2	$1,045.8
Europe(c)	493.4	520.5
Asia(d)	286.9	298.7
Total long-lived assets	$1,859.5	$1,865.0

(a)For certain of the Company's licensed operations, net revenues and long-lived assets, which is comprised of property and equipment and lease ROU assets, are included within the geographic location of the reporting subsidiary which holds the respective license.
(b)Includes the U.S., Canada, and Latin America. Net revenues earned in the U.S. were $3.047 billion, $2.971 billion, and $3.055 billion in Fiscal 2025, Fiscal 2024, and Fiscal 2023, respectively. Long-lived assets located in the U.S. were $1.056 billion and $1.024 billion as of March 29, 2025 and March 30, 2024, respectively.
(c)Includes the Middle East.
(d)Includes Australia and New Zealand.
21.    Additional Financial Information
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
A reconciliation of cash, cash equivalents, and restricted cash as of March 29, 2025 and March 30, 2024 from the consolidated balance sheets to the consolidated statements of cash flows is as follows:

	March 29, 2025	March 30, 2024
	(millions)
Cash and cash equivalents	$1,922.5	$1,662.2
Restricted cash included within prepaid expenses and other current assets	1.4	2.8
Restricted cash included within other non-current assets	5.5	5.6
Total cash, cash equivalents, and restricted cash	$1,929.4	$1,670.6
Restricted cash relates to cash held in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters and real estate leases.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash Paid for Interest and Taxes
Cash paid for interest and income taxes is as follows:

	Fiscal Years Ended
	March 29, 2025	March 30, 2024	April 1, 2023
	(millions)
Cash paid for interest	$41.4	$40.5	$39.9
Cash paid for income taxes, net of refunds	151.6	155.5	160.2
Non-cash Transactions
Operating lease ROU assets recorded in connection with the recognition of new lease liabilities were $270.3 million, $126.5 million, and $342.2 million during Fiscal 2025, Fiscal 2024, and Fiscal 2023, respectively. Finance lease ROU assets recorded in connection with the recognition of new lease liabilities were $2.1 million, $0.5 million, and $0.4 million during Fiscal 2025, Fiscal 2024, and Fiscal 2023, respectively. Additionally, during Fiscal 2024, $27.1 million of finance lease ROU assets were reclassified and reflected as operating lease ROU assets as a result of certain executed lease amendments.
Non-cash investing activities also included capital expenditures incurred but not yet paid of $31.0 million, $26.7 million, and $37.2 million as of the end of Fiscal 2025, Fiscal 2024, and Fiscal 2023, respectively.
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
These consolidated financial statements have been audited by Ernst & Young LLP in Fiscal 2025, Fiscal 2024, and Fiscal 2023, which is an independent registered public accounting firm. They conducted their audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and have expressed herein their unqualified opinions on those financial statements.
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
May 22, 2025

/s/ PATRICE LOUVET	/S/ JUSTIN M. PICICCI
Patrice Louvet	Justin M. Picicci
President and Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Ralph Lauren Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ralph Lauren Corporation (the Company) as of March 29, 2025 and March 30, 2024, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended March 29, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 29, 2025 and March 30, 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 29, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 29, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 22, 2025 expressed an unqualified opinion thereon.
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

Estimated Realizable Value of Inventory

Description of the Matter
As of March 29, 2025, the Company's net inventory balance was $949.6 million. As described in Note 3 to the consolidated financial statements, the valuation of inventory requires management to make assumptions and judgments about the recoverability of inventory and its estimated realizable value.
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
May 22, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Ralph Lauren Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Ralph Lauren Corporation's internal control over financial reporting as of March 29, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ralph Lauren Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 29, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 29, 2025 and March 30, 2024, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended March 29, 2025, and the related notes and our report dated May 22, 2025 expressed an unqualified opinion thereon.
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
May 22, 2025

