Form 10-Q
period 2025-12-27
RALPH LAUREN CORP
filed 2026-02-05
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At January 30, 2026, 38,655,137 shares of the registrant's Class A common stock, $.01 par value, and 21,881,276 shares of the registrant's Class B common stock, $.01 par value, were outstanding.

RALPH LAUREN CORPORATION

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 27, 2025	March 29, 2025
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,031.9	$1,922.5
Short-term investments	218.9	160.5
Accounts receivable, net of allowances of $207.7 million and $186.3 million	460.7	459.5
Inventories	1,149.4	949.6
Income tax receivable	69.1	55.4
Prepaid expenses and other current assets	259.3	242.4
Total current assets	4,189.3	3,789.9
Property and equipment, net	1,071.4	846.4
Operating lease right-of-use assets	1,140.1	1,013.1
Deferred tax assets	326.3	335.4
Goodwill	912.2	888.5
Intangible assets, net	54.6	62.8
Other non-current assets	119.9	111.2
Total assets	$7,813.8	$7,047.3
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$399.7
Accounts payable	543.7	436.0
Current income tax payable	93.7	146.5
Current operating lease liabilities	226.2	225.4
Accrued expenses and other current liabilities	1,132.0	926.1
Total current liabilities	1,995.6	2,133.7
Long-term debt	1,238.3	742.9
Long-term finance lease liabilities	218.4	234.8
Long-term operating lease liabilities	1,155.3	1,044.7
Non-current liability for unrecognized tax benefits	169.2	193.3
Other non-current liabilities	148.6	109.4
Commitments and contingencies (Note 12)
Total liabilities	4,925.4	4,458.8
Equity:
Class A common stock, par value $.01 per share; 113.5 million and 112.5 million shares issued; 38.7 million and 39.6 million shares outstanding	1.1	1.1
Class B common stock, par value $.01 per share; 21.9 million shares issued and outstanding	0.2	0.2
Additional paid-in-capital	3,118.4	3,031.7
Retained earnings	8,213.8	7,590.1
Treasury stock, Class A, at cost; 74.8 million and 72.9 million shares	(8,210.0)	(7,734.7)
Accumulated other comprehensive loss	(235.1)	(299.9)
Total equity	2,888.4	2,588.5
Total liabilities and equity	$7,813.8	$7,047.3
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
	(millions, except per share data)
Net revenues	$2,406.0	$2,143.5	$6,135.8	$5,381.7
Cost of goods sold	(724.3)	(677.4)	(1,845.4)	(1,694.1)
Gross profit	1,681.7	1,466.1	4,290.4	3,687.6
Selling, general, and administrative expenses	(1,178.6)	(1,064.2)	(3,211.4)	(2,872.5)
Restructuring and other charges, net	(31.8)	(12.2)	(88.4)	(38.0)
Total other operating expenses, net	(1,210.4)	(1,076.4)	(3,299.8)	(2,910.5)
Operating income	471.3	389.7	990.6	777.1
Interest expense	(13.3)	(11.6)	(40.7)	(33.9)
Interest income	11.9	17.8	41.3	55.8
Other expense, net	(6.1)	(12.2)	(6.6)	(10.6)
Income before income taxes	463.8	383.7	984.6	788.4
Income tax provision	(102.2)	(86.3)	(195.1)	(174.5)
Net income	$361.6	$297.4	$789.5	$613.9
Net income per common share:
Basic	$5.91	$4.76	$12.93	$9.78
Diluted	$5.82	$4.66	$12.66	$9.57
Weighted-average common shares outstanding:
Basic	61.1	62.5	61.1	62.8
Diluted	62.2	63.8	62.4	64.1
Dividends declared per share	$0.9125	$0.825	$2.7375	$2.475
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
	(millions)
Net income	$361.6	$297.4	$789.5	$613.9
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	4.2	(117.7)	73.9	(57.8)
Net gains (losses) on cash flow hedges	8.6	18.4	(8.6)	9.0
Net gains (losses) on defined benefit plans	(0.1)	0.2	(0.5)	0.1
Other comprehensive income (loss), net of tax	12.7	(99.1)	64.8	(48.7)
Total comprehensive income	$374.3	$198.3	$854.3	$565.2
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 27, 2025	December 28, 2024
	(millions)
Cash flows from operating activities:
Net income	$789.5	$613.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	172.2	164.6
Deferred income tax expense (benefit)	(9.5)	27.2
Stock-based compensation expense	86.7	84.7
Bad debt expense	6.7	2.7
Other non-cash charges	5.4	14.8
Changes in operating assets and liabilities:
Accounts receivable	7.7	(5.1)
Inventories	(169.2)	(116.7)
Prepaid expenses and other current assets	(37.9)	(68.0)
Accounts payable and accrued liabilities	277.2	368.6
Income tax receivables and payables	(75.6)	12.2
Operating lease right-of-use assets and liabilities, net	(19.4)	15.5
Other balance sheet changes	(24.9)	(1.5)
Net cash provided by operating activities	1,008.9	1,112.9
Cash flows from investing activities:
Capital expenditures	(356.7)	(136.3)
Purchases of investments	(557.1)	(628.2)
Proceeds from sales and maturities of investments	507.0	538.9
Other investing activities	4.5	1.2
Net cash used in investing activities	(402.3)	(224.4)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	498.2	—
Repayments of long-term debt	(400.0)	—
Payments of finance lease obligations	(17.7)	(16.5)
Payments of dividends	(161.3)	(150.1)
Repurchases of common stock, including shares surrendered for tax withholdings	(473.4)	(404.6)
Other financing activities	(4.3)	—
Net cash used in financing activities	(558.5)	(571.2)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	61.9	(40.9)
Net increase in cash, cash equivalents, and restricted cash	110.0	276.4
Cash, cash equivalents, and restricted cash at beginning of period	1,929.4	1,670.6
Cash, cash equivalents, and restricted cash at end of period	$2,039.4	$1,947.0
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended December 27, 2025
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at September 27, 2025	135.4	$1.3	$3,093.5	$7,907.4	74.7	$(8,172.2)	$(247.8)	$2,582.2
Comprehensive income:
Net income				361.6
Other comprehensive income							12.7
Total comprehensive income								374.3
Dividends declared				(55.2)				(55.2)
Repurchases of common stock, including excise tax					0.1	(37.8)		(37.8)
Stock-based compensation			24.9					24.9
Balance at December 27, 2025	135.4	$1.3	$3,118.4	$8,213.8	74.8	$(8,210.0)	$(235.1)	$2,888.4

	Three Months Ended December 28, 2024
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at September 28, 2024	134.4	$1.3	$2,983.8	$7,265.4	72.3	$(7,582.5)	$(225.7)	$2,442.3
Comprehensive income:
Net income				297.4
Other comprehensive loss							(99.1)
Total comprehensive income								198.3
Dividends declared				(51.0)				(51.0)
Repurchases of common stock, including excise tax					0.3	(75.1)		(75.1)
Stock-based compensation			24.7					24.7
Balance at December 28, 2024	134.4	$1.3	$3,008.5	$7,511.8	72.6	$(7,657.6)	$(324.8)	$2,539.2

(a)Includes Class A and Class B common stock.
(b)Accumulated other comprehensive income (loss).

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)

	Nine Months Ended December 27, 2025
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at March 29, 2025	134.4	$1.3	$3,031.7	$7,590.1	72.9	$(7,734.7)	$(299.9)	$2,588.5
Comprehensive income:
Net income				789.5
Other comprehensive income							64.8
Total comprehensive income								854.3
Dividends declared				(165.8)				(165.8)
Repurchases of common stock, including excise tax					1.9	(475.3)		(475.3)
Stock-based compensation			86.7					86.7
Shares issued pursuant to stock-based compensation plans	1.0	—	—					—
Balance at December 27, 2025	135.4	$1.3	$3,118.4	$8,213.8	74.8	$(8,210.0)	$(235.1)	$2,888.4

	Nine Months Ended December 28, 2024
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at March 30, 2024	133.6	$1.3	$2,923.8	$7,051.6	70.3	$(7,250.3)	$(276.1)	$2,450.3
Comprehensive income:
Net income				613.9
Other comprehensive loss							(48.7)
Total comprehensive income								565.2
Dividends declared				(153.7)				(153.7)
Repurchases of common stock, including excise tax					2.3	(407.3)		(407.3)
Stock-based compensation			84.7					84.7
Shares issued pursuant to stock-based compensation plans	0.8	—	—					—
Balance at December 28, 2024	134.4	$1.3	$3,008.5	$7,511.8	72.6	$(7,657.6)	$(324.8)	$2,539.2

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
The Company diversifies its business by geography (North America, Europe, and Asia, among other regions) and channel of distribution (retail, wholesale, and licensing). This allows the Company to maintain a dynamic balance as its operating results do not depend solely on the performance of any single geographic area or channel of distribution. The Company sells directly to consumers through its integrated retail channel, which includes its retail stores, concession-based shop-within-shops, and digital commerce operations around the world. The Company's wholesale sales are made principally to major department stores, specialty stores, and third-party digital partners around the world, as well as to certain third-party-owned stores to which the Company has licensed the right to operate in defined geographic territories using its trademarks. In addition, the Company licenses to third parties for specified periods and geographies the right to access its various trademarks in connection with the licensees' manufacture and sale of designated products, such as certain apparel categories, eyewear, fragrances, and home furnishings.
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
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2026 will end on March 28, 2026 and will be a 52-week period ("Fiscal 2026"). Fiscal year 2025 ended on March 29, 2025 and was

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
also a 52-week period ("Fiscal 2025"). The third quarter of Fiscal 2026 ended on December 27, 2025 and was a 13-week period. The third quarter of Fiscal 2025 ended on December 28, 2024 and was also a 13-week period.
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
Seasonality of Business
The Company's business is typically affected by seasonal trends, with higher levels of retail sales in its second and third fiscal quarters and higher wholesale sales in its second and fourth fiscal quarters. These trends result primarily from the timing of key vacation travel, back-to-school, and holiday shopping periods impacting its retail business and the timing of seasonal wholesale shipments. As a result of changes in its business, consumer spending patterns, and the macroeconomic environment, including those resulting from pandemic diseases and other catastrophic events, historical quarterly operating trends and working capital requirements may not be indicative of the Company's future performance. In addition, fluctuations in sales, operating income (loss), and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, the Company's operating results and cash flows for the three-month and nine-month periods ended December 27, 2025 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2026.
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
Revenue from the Company's retail business is recognized when the customer takes physical possession of the products, which occurs either at the point of sale for merchandise purchased at the Company's own retail stores and shop-within-shop locations, or upon receipt of shipment for merchandise ordered through its direct-to-consumer digital commerce sites. Such revenues are recorded net of estimated returns based on historical trends. Payment is due at the point of sale.
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
Revenue from the Company's licensing arrangements is recognized over time during the period that licensees are provided access to the Company's trademarks (i.e., symbolic intellectual property) and benefit from such access through their own sales of licensed products. These arrangements require licensees to pay a sales-based royalty which, for most arrangements, may be subject to a contractually-guaranteed minimum royalty amount. Payments are generally due quarterly and, depending on time of receipt, may be recorded as a liability until recognized as revenue. The Company recognizes revenue for sales-based royalty arrangements (including those for which the royalty exceeds any contractually-guaranteed minimum royalty amount) as licensed products are sold by the licensee. If a sales-based royalty is not ultimately expected to exceed a contractually-guaranteed minimum royalty amount, the minimum is generally recognized as revenue ratably over the respective contractual period. This sales-based output measure of progress and pattern of recognition best represents the value transferred to the licensee over the term of the arrangement, as well as the amount of consideration that the Company is entitled to receive in exchange for providing access to its trademarks. As of December 27, 2025, contractually-guaranteed minimum royalty amounts expected to be recognized as revenue during future periods were as follows:

Contractually-Guaranteed Minimum Royalties(a)
(millions)
Remainder of Fiscal 2026	$21.6
Fiscal 2027	100.6
Fiscal 2028	74.0
Fiscal 2029	51.4
Fiscal 2030 and thereafter	40.6
Total	$288.2

(a)Amounts presented do not contemplate potential contract renewals or royalties earned in excess of contractually-guaranteed minimums.
Disaggregated Net Revenues
The following tables disaggregate the Company's net revenues into categories that depict how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors for the fiscal periods presented:

	Three Months Ended
	December 27, 2025					December 28, 2024
	North America	Europe	Asia	Other	Total	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$796.2	$379.0	$601.8	$—	$1,777.0	$743.6	$347.7	$490.5	$—	$1,581.8
Wholesale	282.1	297.5	18.5	—	598.1	254.1	256.7	16.2	—	527.0
Licensing	—	—	—	30.9	30.9	—	—	—	34.7	34.7
Total	$1,078.3	$676.5	$620.3	$30.9	$2,406.0	$997.7	$604.4	$506.7	$34.7	$2,143.5

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended
	December 27, 2025					December 28, 2024
	North America	Europe	Asia	Other	Total	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$1,781.0	$984.8	$1,476.9	$—	$4,242.7	$1,627.6	$865.7	$1,217.5	$—	$3,710.8
Wholesale	785.9	934.5	63.0	—	1,783.4	717.8	783.7	60.3	—	1,561.8
Licensing	—	—	—	109.7	109.7	—	—	—	109.1	109.1
Total	$2,566.9	$1,919.3	$1,539.9	$109.7	$6,135.8	$2,345.4	$1,649.4	$1,277.8	$109.1	$5,381.7

(a)Net revenues from the Company's retail and wholesale businesses are recognized at a point in time. Net revenues from the Company's licensing business are recognized over time.
Deferred Income
Deferred income represents cash payments received in advance of the Company's transfer of control of products or services to its customers and generally consists of unredeemed gift cards (net of estimated breakage) and advance royalty payments received from its licensees. The Company's deferred income balances were $27.7 million and $16.7 million as of December 27, 2025 and March 29, 2025, respectively, and were primarily recorded within accrued expenses and other current liabilities within the consolidated balance sheets. The majority of the deferred income balance as of December 27, 2025 is expected to be recognized as revenue within the next twelve months.
Shipping and Handling Costs
Costs associated with shipping goods to customers are accounted for as fulfillment activities and reflected as selling, general, and administrative ("SG&A") expenses in the consolidated statements of operations. Costs associated with preparing merchandise for sale, such as picking, packing, warehousing, and order charges ("handling costs"), are also included in SG&A expenses. Shipping and handling costs billed to customers are included in revenue.
A summary of shipping and handling costs for the fiscal periods presented is as follows:

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
	(millions)
Shipping costs	$34.0	$31.4	$77.2	$69.6
Handling costs	51.2	49.1	137.7	124.7
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to shares used to calculate diluted net income per common share as follows:

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
	(millions)
Basic shares	61.1	62.5	61.1	62.8
Dilutive effect of RSUs	1.1	1.3	1.3	1.3
Diluted shares	62.2	63.8	62.4	64.1
All earnings per share amounts have been calculated using unrounded numbers. The Company has outstanding performance-based RSUs, which are included in the computation of diluted shares only to the extent that the underlying performance conditions (i) have been satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. As of December 27, 2025 and December 28, 2024, there were 0.1 million and 0.2 million, respectively, of additional shares issuable contingent upon vesting of performance-based RSUs that were excluded from the diluted shares calculations.
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
A rollforward of activity in the Company's reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented as follows:

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
	(millions)
Beginning reserve balance	$177.0	$156.3	$147.6	$143.1
Amount charged against revenue to increase reserve	130.1	114.6	382.0	337.6
Amount credited against customer accounts to decrease reserve	(138.4)	(124.9)	(366.4)	(337.8)
Foreign currency translation	0.5	(6.3)	6.0	(3.2)
Ending reserve balance	$169.2	$139.7	$169.2	$139.7
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A rollforward of activity in the Company's allowance for doubtful accounts is presented as follows:

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
	(millions)
Beginning reserve balance	$43.6	$34.2	$38.7	$32.2
Amount recorded to expense to increase reserve(a)	1.2	0.6	6.7	2.7
Amount written-off against customer accounts to decrease reserve	(6.7)	(0.7)	(8.4)	(1.5)
Foreign currency translation	0.4	(1.2)	1.5	(0.5)
Ending reserve balance	$38.5	$32.9	$38.5	$32.9

(a)Amounts recorded to bad debt expense are included within SG&A expenses in the consolidated statements of operations.
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department stores, specialty stores, and third-party digital partners around the world, and extends credit based on an evaluation of each customer's financial capacity and condition, usually without requiring collateral. In the Company's wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2025, the Company's sales to these three customers accounted for approximately 12% of total net revenues. Approximately 70% of sales to the Company's three largest wholesale customers related to its North America segment and approximately 30% related to its Europe segment. As of December 27, 2025, these three wholesale customers accounted for approximately 22% of total gross accounts receivable.
Inventories
The Company holds inventory that is sold in its retail stores and digital commerce sites directly to consumers. The Company also holds inventory that is to be sold through wholesale distribution channels to major department stores, specialty stores, and third-party digital partners. Substantially all of the Company's inventories consist of finished goods, which are stated at the lower of cost or estimated realizable value, with cost determined on a weighted-average cost basis. Inventories held by the Company totaled $1.149 billion, $949.6 million, and $998.6 million as of December 27, 2025, March 29, 2025, and December 28, 2024, respectively.
Supplier Finance Program
The Company supports a voluntary supplier finance program which provides certain of its inventory suppliers the opportunity, at their sole discretion, to sell their receivables due from the Company (which generally have 90-day payment terms) to a participating financial institution for a discounted payment amount made earlier than the payment terms stipulated between the Company and the supplier. The Company's vendor payment terms and amounts due are not impacted by a supplier's decision to participate in the program. The Company has not pledged any assets and does not provide guarantees under the supplier finance program. The Company's payment obligations outstanding under its supplier finance program were $230.7 million and $181.0 million as of December 27, 2025 and March 29, 2025, respectively, and were recorded within accounts payable in the consolidated balance sheets.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.    Property and Equipment
Property and equipment, net consists of the following:

	December 27, 2025	March 29, 2025
	(millions)
Land and improvements	$56.7	$15.3
Buildings and improvements	545.8	416.9
Furniture and fixtures	687.0	643.7
Machinery and equipment	440.9	405.8
Capitalized software	577.9	556.8
Leasehold improvements	1,440.4	1,308.6
Construction in progress	85.6	91.1
	3,834.3	3,438.2
Less: accumulated depreciation	(2,762.9)	(2,591.8)
Property and equipment, net	$1,071.4	$846.4
Property and equipment, net includes finance lease right-of-use ("ROU") assets, which are reflected in the table above based on their nature.
Depreciation expense was $57.2 million and $164.0 million during the three-month and nine-month periods ended December 27, 2025, respectively, and $51.0 million and $154.8 million during the three-month and nine-month periods ended December 28, 2024, respectively, and was recorded primarily within SG&A expenses in the consolidated statements of operations.
6.    Other Assets and Liabilities
Prepaid expenses and other current assets consist of the following:

	December 27, 2025	March 29, 2025
	(millions)
Tenant allowances receivables	$50.8	$46.7
Prepaid information technology subscriptions and maintenance	34.1	19.3
Prepaid marketing and advertising	31.8	21.7
Other taxes receivable	27.1	26.7
Inventory return asset	23.4	13.4
Non-trade receivables	17.7	24.0
Cloud computing arrangement implementation costs	12.6	10.1
Prepaid occupancy expenses	12.4	11.5
Prepaid logistic services	7.9	6.5
Prepaid insurance	7.1	3.9
Derivative financial instruments	2.3	30.9
Restricted cash	2.1	1.4
Other prepaid expenses and current assets	30.0	26.3
Total prepaid expenses and other current assets	$259.3	$242.4

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other non-current assets consist of the following:

	December 27, 2025	March 29, 2025
	(millions)
Security deposits	$46.8	$37.7
Cloud computing arrangement implementation costs	24.0	16.1
Restricted cash	5.4	5.5
Deferred rent assets	5.1	2.2
Equity method and other investments	4.6	3.1
Deposit for purchase of real estate	—	16.8
Other non-current assets	34.0	29.8
Total other non-current assets	$119.9	$111.2
Accrued expenses and other current liabilities consist of the following:

	December 27, 2025	March 29, 2025
	(millions)
Accrued payroll and benefits	$292.6	$307.4
Accrued operating expenses	281.2	190.1
Accrued inventory liability	185.5	122.2
Accrued marketing and advertising	110.3	76.4
Other taxes payable	94.1	78.5
Dividends payable	55.2	50.7
Accrued capital expenditures	33.2	31.0
Deferred income	27.6	16.6
Restructuring liability	22.1	15.5
Finance lease obligations	20.5	20.6
Derivative financial instruments	6.8	7.7
Other accrued expenses and current liabilities	2.9	9.4
Total accrued expenses and other current liabilities	$1,132.0	$926.1
Other non-current liabilities consist of the following:

	December 27, 2025	March 29, 2025
	(millions)
Asset retirement obligations	$42.7	$38.5
Derivative financial instruments	33.7	2.4
Deferred lease incentives and obligations	28.3	33.5
Accrued benefits and deferred compensation	27.3	22.5
Deferred tax liabilities	8.0	5.9
Restructuring liability	4.8	3.8
Other non-current liabilities	3.8	2.8
Total other non-current liabilities	$148.6	$109.4

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    Restructuring and Other Charges, Net
A description of significant restructuring and other activities and their related costs is provided below.
Fiscal 2026 Restructuring Activities
During the three-month and nine-month periods ended December 27, 2025, the Company recorded $6.5 million and $22.4 million, respectively, of cash-related restructuring charges, primarily associated with severance and benefit costs. As of December 27, 2025, the remaining liability related to these cash-related charges was $19.3 million, reflecting cash payments of $3.1 million made during the nine months ended December 27, 2025.
Fiscal 2025 Restructuring Activities
The Company recorded cash-related restructuring benefits of $0.2 million during the three months ended December 28, 2024 and cash-related restructuring charges of $10.5 million during the nine months ended December 28, 2024, primarily associated with severance and benefit costs. The Company also recorded non-cash-related charges, net of $1.8 million and $3.4 million during the three-month and nine-month periods ended December 28, 2024, respectively, primarily related to stock-based compensation expense recorded in connection with an employment separation agreement. During Fiscal 2025, the Company recorded cumulative restructuring-related charges of $20.4 million, comprised of cash-related restructuring charges of $15.5 million, primarily associated with severance and benefit costs, and non-cash-related charges of $4.9 million, primarily related to stock-based compensation expense recorded in connection with an employment separation agreement. As of December 27, 2025 and March 29, 2025, the remaining liability related to these cash-related charges was $4.6 million and $10.9 million, respectively, reflecting cash payments of $6.6 million and non-cash adjustments of $0.3 million made during the nine months ended December 27, 2025.
Other Restructuring Activities
During the three-month and nine-month periods ended December 27, 2025, the Company recognized $0.5 million and $1.8 million, respectively, of income within restructuring and other charges, net in the consolidated statements of operations related to cash consideration received from Regent, L.P. in connection with the Company's previously sold Club Monaco business. Refer to Note 9 of the Fiscal 2025 10-K for additional discussion regarding the Company's sale of its former Club Monaco business. On a comparative basis, during the three-month and nine-month periods ended December 28, 2024, the Company recognized $0.7 million and $2.1 million, respectively, of income within restructuring and other charges, net in the consolidated statements of operations related to consideration received from Regent, L.P. in connection with the Company's previously sold Club Monaco business.
As of December 27, 2025 and March 29, 2025, the remaining liability related to the Company's restructuring plans initiated prior to its Fiscal 2025 was $3.0 million and $8.4 million, respectively, reflecting cash payments of $5.6 million and non-cash adjustments of $0.2 million made during the nine months ended December 27, 2025.
Other Charges
Next Generation Transformation Project
During Fiscal 2025, the Company began a large-scale, multi-year global project that is expected to significantly transform the way in which it operates its business and further enable its long-term strategic pivot towards a global direct-to-consumer-oriented model (the "Next Generation Transformation project" or "NGT project"). The NGT project is being completed in phases and involves the redesign of certain end-to-end processes and the implementation of a suite of technology systems on a global scale. Such efforts are expected to result in significant process improvements and the creation of synergies across core areas of operations, including merchandise buying and planning, procurement, inventory management, retail and wholesale operations, and financial planning and reporting, better enabling the Company to optimize inventory levels and increase the speed with which it reacts to changes in consumer demand across markets, among other benefits. In connection with the current phase of the NGT project, the Company recorded other charges of $25.0 million and $61.7 million during the three-month and nine-month periods ended December 27, 2025, respectively, and $9.1 million and $17.1 million, during the three-month and nine-month periods ended December 28, 2024, respectively.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Previously Exited Real Estate
The Company recorded other charges of $0.8 million and $6.1 million during the three-month and nine-month periods ended December 27, 2025, respectively, and $2.2 million and $9.1 million during the three-month and nine-month periods ended December 28, 2024, respectively, related to rent and occupancy costs associated with certain real estate locations previously exited in connection with the Company's past restructuring activities for which the related lease agreements have not yet expired.
8.    Income Taxes
U.S. Tax Reform
On July 4, 2025, President Trump signed into law new tax legislation commonly referred to as the One Big Beautiful Bill Act ("OBBBA"), which includes various provisions, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective for the Company in Fiscal 2026. The Company is currently evaluating the future impact of these tax law changes on its consolidated financial statements; however, it does not expect a material impact for the current fiscal year.
Effective Tax Rate
The Company's effective tax rate, which is calculated by dividing each fiscal period's income tax provision by pretax income, was 22.0% and 19.8% during the three-month and nine-month periods ended December 27, 2025, respectively, and 22.5% and 22.1% during the three-month and nine-month periods ended December 28, 2024, respectively. The effective tax rate for the three months ended December 27, 2025 was higher than the U.S. federal statutory income tax rate of 21% primarily due to state taxes, permanent adjustments and uncertain tax position adjustments, partially offset by the favorable tax impact of the foreign-derived intangible income deduction and prior year return-to-provision benefits. The effective tax rate for the nine months ended December 27, 2025 was lower than the U.S. federal statutory income tax rate of 21% primarily due to favorable tax impacts of the foreign-derived intangible income deduction and tax impacts of compensation-related adjustments, as well as prior year return-to-provision benefits, partially offset by state taxes and permanent adjustments. The effective tax rates for the three-month and nine-month periods ended December 28, 2024 were higher than the U.S. federal statutory income tax rate of 21% primarily due to uncertain tax positions and state taxes, partially offset by a favorable tax adjustment related to the revaluation of a deferred tax liability on foreign earnings.
Uncertain Income Tax Benefits
The Company classifies interest and penalties related to unrecognized tax benefits as part of its income tax provision. The total amount of unrecognized tax benefits, including interest and penalties, was $169.2 million and $193.3 million as of December 27, 2025 and March 29, 2025, respectively, and was included within the non-current liability for unrecognized tax benefits in the consolidated balance sheets.
The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $104.3 million and $101.6 million as of December 27, 2025 and March 29, 2025, respectively.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.    Debt
Debt consists of the following:

	December 27, 2025	March 29, 2025
	(millions)
$400 million 3.750% Senior Notes(a)	$—	$399.7
$750 million 2.950% Senior Notes(b)	743.9	742.9
$500 million 5.000% Senior Notes(c)	494.4	—
Total debt	1,238.3	1,142.6
Less: current portion of long-term debt	—	399.7
Total long-term debt	$1,238.3	$742.9

(a)The carrying value of the 3.750% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $0.3 million as of March 29, 2025.
(b)The carrying value of the 2.950% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $6.1 million and $7.1 million as of December 27, 2025 and March 29, 2025, respectively.
(c)The carrying value of the 5.000% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $5.6 million as of December 27, 2025.
Senior Notes
In August 2018, the Company completed a registered public debt offering and issued a $400 million aggregate principal amount of unsecured senior notes that were due and repaid on September 15, 2025 with cash on hand, which bore interest at a fixed rate of 3.750%, payable semi-annually (the "3.750% Senior Notes"). The 3.750% Senior Notes were issued at a price equal to 99.521% of their principal amount. The proceeds from this offering were used for general corporate purposes, including repayment of the Company's previously outstanding $300 million principal amount of 2.125% unsecured senior notes that matured on September 26, 2018.
In June 2020, the Company completed another registered public debt offering and issued a $500 million aggregate principal amount of unsecured senior notes that were due and repaid on June 15, 2022 with cash on hand, which bore interest at a fixed rate of 1.700%, payable semi-annually (the "1.700% Senior Notes"), and a $750 million aggregate principal amount of unsecured senior notes due June 15, 2030, which bear interest at a fixed rate of 2.950%, payable semi-annually (the "2.950% Senior Notes"). The 1.700% Senior Notes and 2.950% Senior Notes were issued at prices equal to 99.880% and 98.995% of their principal amounts, respectively. The proceeds from these offerings were used for general corporate purposes, which included the repayment of $475 million previously outstanding under the Company's Global Credit Facility (as defined below) on June 3, 2020 and repayment of its previously outstanding $300 million principal amount of 2.625% unsecured senior notes that matured on August 18, 2020.
In June 2025, the Company completed another registered public debt offering and issued a $500 million aggregate principal amount of unsecured senior notes due June 15, 2032, which bear interest at a fixed rate of 5.000%, payable semi-annually (the "5.000% Senior Notes"). The 5.000% Senior Notes were issued at a price equal to 99.647% of their principal amount. The proceeds from this offering are being used for general corporate purposes, which included the repayment of the Company's previously outstanding $400 million principal amount of 3.750% Senior Notes that matured on September 15, 2025, as discussed above.
The Company has the option to redeem the 2.950% Senior Notes and 5.000% Senior Notes (collectively, the "Senior Notes"), in whole or in part, at any time at a price equal to accrued and unpaid interest on the redemption date plus the greater of (i) 100% of the principal amount of the series of Senior Notes to be redeemed or (ii) the sum of the present value of remaining scheduled payments or principal and interest as set forth in the supplemental indenture governing such Senior Notes (together with the indenture governing the Senior Notes, the "Indenture"). The Indenture contains certain covenants that restrict the Company's ability, subject to specified exceptions, to incur certain liens; enter into sale and leaseback transactions;

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility (as defined below). Combined borrowings under the Commercial Paper Program and the Global Credit Facility are limited to $750 million. Commercial Paper Program borrowings may be used to support the Company's general working capital and corporate needs. Commercial paper notes have maturities of up to 397 days from the date of issuance and rank equally in seniority with the Company's other forms of unsecured indebtedness. As of both December 27, 2025 and March 29, 2025, there were no borrowings outstanding under the Commercial Paper Program.
Revolving Credit Facilities
Global Credit Facility
In June 2023, the Company terminated its then existing revolving credit facility and entered into a new credit facility that provides for a $750 million senior unsecured revolving line of credit through June 30, 2028 (the "Global Credit Facility") under terms and conditions substantially similar to those of the previous facility. The Global Credit Facility is available for working capital needs, capital expenditures, certain investments, general corporate purposes, and for funding acquisitions. The Global Credit Facility may also be used to support the issuance of letters of credit and maintenance of the Commercial Paper Program. Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and certain other currencies, including Euros, Hong Kong Dollars, and Japanese Yen, and are guaranteed by some of the Company's domestic subsidiaries, including all of the Company's significant subsidiaries. The terms of the agreement governing the Global Credit Facility provide the Company the ability to expand its borrowing availability to $1.500 billion, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. As of both December 27, 2025 and March 29, 2025, there were no borrowings outstanding under the Global Credit Facility. However, the Company was contingently liable for $10.4 million and $10.6 million of outstanding letters of credit as of December 27, 2025 and March 29, 2025, respectively.
The Global Credit Facility contains a number of covenants that, among other things, restrict the Company's ability, subject to specified exceptions, to incur additional indebtedness; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in unrelated lines of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make certain investments. The Global Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the "leverage ratio") of no greater than 4.25 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding, including finance lease obligations, plus all operating lease obligations. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, (iv) operating lease cost, (v) restructuring and other non-recurring expenses, and (vi) acquisition-related costs. As of December 27, 2025, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company's Global Credit Facility.
Pan-Asia Borrowing Facilities
Certain of the Company's subsidiaries in Asia maintain uncommitted credit facilities with regional branches of JPMorgan Chase in China and South Korea (collectively, the "Pan-Asia Credit Facilities"). Additionally, the Company's Japan subsidiary maintains an uncommitted overdraft facility with Sumitomo Mitsui Banking Corporation (the "Japan Overdraft Facility"). The Pan-Asia Credit Facilities and the Japan Overdraft Facility (collectively, the "Pan-Asia Borrowing Facilities") are subject to annual renewal and may be used to fund general working capital needs of the Company's operations in their respective countries. Borrowings under the Pan-Asia Borrowing Facilities are guaranteed by the parent company and are granted at the sole discretion of the respective bank lenders, subject to availability of the banks' funds and satisfaction of certain regulatory requirements. The Pan-Asia Borrowing Facilities do not contain any financial covenants.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of the Company's Pan-Asia Borrowing Facilities by country is as follows:
•China Credit Facility — provides Ralph Lauren Trading (Shanghai) Co., Ltd. with a revolving line of credit of up to 100 million Chinese Renminbi (approximately $13 million) through April 3, 2026, which also may be used to support bank guarantees.
•South Korea Credit Facility — provides Ralph Lauren (Korea) Ltd. with a revolving line of credit of up to 30 billion South Korean Won (approximately $21 million) through October 24, 2026.
•Japan Overdraft Facility — provides Ralph Lauren Corporation Japan with an overdraft amount of up to 5 billion Japanese Yen (approximately $32 million) through April 30, 2026.
As of both December 27, 2025 and March 29, 2025, there were no borrowings outstanding under the Pan-Asia Borrowing Facilities.
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
The following table summarizes the Company's financial assets and liabilities that are measured and recorded at fair value on a recurring basis, excluding accrued interest components:

	December 27, 2025	March 29, 2025
	(millions)
Derivative assets(a)	$2.3	$30.9
Derivative liabilities(a)	40.5	10.1

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
The following table summarizes the carrying values and the estimated fair values of the Company's debt instruments:

	December 27, 2025		March 29, 2025
	Carrying Value(a)	Fair Value(b)	Carrying Value(a)	Fair Value(b)
	(millions)
$400 million 3.750% Senior Notes	$—	$—	$399.7	$398.4
$750 million 2.950% Senior Notes	743.9	712.8	742.9	690.8
$500 million 5.000% Senior Notes	494.4	514.7	—	—

(a)See Note 9 for discussion of the carrying values of the Company's senior notes.
(b)Based on Level 2 measurements.
Unrealized gains or losses resulting from changes in the fair value of the Company's debt instruments do not result in the realization or expenditure of cash unless the debt is retired prior to its maturity.
Non-financial Assets and Liabilities
The Company's non-financial assets, which primarily consist of goodwill, other intangible assets, property and equipment, and lease-related ROU assets, are not required to be measured at fair value on a recurring basis, and instead are reported at their amortized or depreciated cost in its consolidated balance sheet. However, on a periodic basis or whenever events or changes in circumstances indicate that they may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), the respective carrying value of non-financial assets are assessed for impairment and, if ultimately considered impaired, are adjusted and written down to their fair value, as estimated based on consideration of external market participant assumptions and discounted cash flows. No impairment charges were recorded during the three-month and nine-month periods ended December 27, 2025 and December 28, 2024.
The Company performed its annual goodwill assessment using a qualitative approach as of the beginning of the second quarter of Fiscal 2026. In performing the assessment, the Company identified and considered the significance of relevant key factors, events, and circumstances that affected the fair values and/or carrying amounts of its reporting units with allocated goodwill. These factors included external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as the Company's actual and expected financial performance. Additionally, the Company also considered the results of its most recent quantitative goodwill impairment test, which was performed as of the beginning of the second quarter of Fiscal 2024, the results of which indicated that the fair values of these reporting units significantly exceeded their respective carrying values. Based on the results of the qualitative impairment assessment, the Company concluded that it is not more likely than not that the fair values of its reporting units are less than their respective carrying values and there were no reporting units at risk of impairment. No impairment charges associated with goodwill or other intangible assets were recorded during the three-month and nine-month periods ended December 27, 2025 and December 28, 2024.

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
The following table summarizes the Company's outstanding derivative instruments recorded on its consolidated balance sheets as of December 27, 2025 and March 29, 2025:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	December 27, 2025	March 29, 2025	December 27, 2025		March 29, 2025		December 27, 2025		March 29, 2025
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Cash flow hedges	$308.0	$367.9	PP	$2.3	PP	$3.9	AE	$5.0	AE	$6.2
Net investment hedges(c)	800.0	700.0		—	PP	26.6	ONCL	33.7	ONCL	2.4
Total Designated Hedges	1,108.0	1,067.9		2.3		30.5		38.7		8.6
Undesignated Hedges:
FC — Undesignated hedges(d)	287.9	247.5		—	PP	0.4	AE	1.8	AE	1.5
Total Hedges	$1,395.9	$1,315.4		$2.3		$30.9		$40.5		$10.1

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
The Company presents the fair values of its derivative assets and liabilities recorded on its consolidated balance sheets on a gross basis, even when they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its derivative instruments on a net basis in accordance with the terms of each of its master netting arrangements, spread across seven separate counterparties, the amounts presented in the consolidated balance sheets as of December 27, 2025 and March 29, 2025 would be adjusted from the current gross presentation as detailed in the following table:

	December 27, 2025			March 29, 2025
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount
	(millions)
Derivative assets	$2.3	$(2.3)	$—	$30.9	$(5.4)	$25.5
Derivative liabilities	40.5	(2.3)	38.2	10.1	(5.4)	4.7

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company's master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties. See Note 3 for further discussion of the Company's master netting arrangements.
The following tables summarize the pretax impact of gains and losses from the Company's designated derivative instruments on its consolidated financial statements for the three-month and nine-month periods ended December 27, 2025 and December 28, 2024:

	Gains (Losses) Recognized in OCI
	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
	(millions)
Designated Hedges:
FC — Cash flow hedges	$0.9	$23.2	$(19.5)	$17.1
Net investment hedges — effective portion	(6.1)	45.9	(62.6)	22.8
Net investment hedges — portion excluded from assessment of hedge effectiveness	6.1	(13.2)	10.7	(6.2)
Total Designated Hedges	$0.9	$55.9	$(71.4)	$33.7

	Location and Amount of Gains (Losses) from Cash Flow Hedges Reclassified from AOCI to Earnings
	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
	Cost of goods sold	Cost of goods sold	Cost of goods sold	Cost of goods sold
	(millions)
Total amounts presented in the consolidated statements of operations in which the effects of related cash flow hedges are recorded	$(724.3)	$(677.4)	$(1,845.4)	$(1,694.1)
Effects of cash flow hedging:
FC — Cash flow hedges	(9.2)	1.7	(9.5)	6.6

	Gains (Losses) from Net Investment Hedges Recognized in Earnings				Location of Gains (Losses) Recognized in Earnings
	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
	(millions)
Net Investment Hedges:
Net investment hedges — portion excluded from assessment of hedge effectiveness(a)	$2.1	$3.2	$7.0	$9.4	Interest expense
Total Net Investment Hedges	$2.1	$3.2	$7.0	$9.4

(a)Amounts recognized in other comprehensive income (loss) ("OCI") relating to the effective portion of the Company's net investment hedges would be recognized in earnings only upon the sale or liquidation of the hedged net investment.
As of December 27, 2025, it is estimated that $6.7 million of pretax net losses on both outstanding and matured derivative instruments designated and qualifying as cash flow hedges deferred in AOCI will be recognized in earnings over the next twelve months. Amounts ultimately recognized in earnings will depend on exchange rates in effect when outstanding derivative instruments are settled.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the pretax impact of gains and losses from the Company's undesignated derivative instruments on its consolidated financial statements for the three-month and nine-month periods ended December 27, 2025 and December 28, 2024:

	Gains (Losses) Recognized in Earnings				Location of Gains (Losses) Recognized in Earnings
	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
	(millions)
Undesignated Hedges:
FC — Undesignated hedges	$(2.0)	$12.7	$(11.6)	$11.4	Other income (expense), net
Total Undesignated Hedges	$(2.0)	$12.7	$(11.6)	$11.4
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
Investments
The Company's short-term investments as of December 27, 2025 and March 29, 2025 were $218.9 million and $160.5 million, respectively, and consisted of time deposits.
No significant realized or unrealized gains or losses on available-for-sale investments or impairment charges were recorded during any of the fiscal periods presented.
Refer to Note 3 of the Fiscal 2025 10-K for further discussion of the Company's accounting policies relating to its investments.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.    Commitments and Contingencies
Debt Obligations
In June 2025, the Company completed a $500 million registered public debt offering of 5.000% Senior Notes due June 15, 2032 (see Note 9). As of December 27, 2025, the Company's remaining aggregate interest obligation related to this debt was approximately $163 million, with interest coupons payable semi-annually.
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
13.    Equity
Common Stock Repurchase Program
A summary of the Company's repurchases of Class A common stock under its common stock repurchase program is as follows:

	Nine Months Ended
	December 27, 2025	December 28, 2024
	(millions)
Cost of shares repurchased(a)	$350.1	$348.5
Number of shares repurchased	1.5	2.0

(a)Excludes excise taxes of $1.9 million and $2.7 million incurred during the nine-month periods ended December 27, 2025 and December 28, 2024, respectively.
On May 15, 2025, the Company's Board of Directors approved an expansion of the Company's existing common stock repurchase program that allows it to repurchase up to an additional $1.500 billion of its Class A common stock, excluding related excise taxes. As of December 27, 2025, the remaining availability under the Company's common stock repurchase program was approximately $1.502 billion. Repurchases of shares of the Company's Class A common stock are subject to overall business and market conditions.
In addition, during the nine-month periods ended December 27, 2025 and December 28, 2024, 0.4 million and 0.3 million shares of the Company's Class A common stock, at a cost of $123.3 million and $56.1 million, respectively, were surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards under its long-term stock incentive plans.
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dividends
The Company has generally maintained a regular quarterly cash dividend program on its common stock since 2003.
On May 15, 2025, the Company's Board of Directors approved an increase to the Company's quarterly cash dividend on its common stock from $0.825 to $0.9125 per share. The Fiscal 2026 third quarter dividend of $0.9125 per share was declared on December 12, 2025, was payable to shareholders of record at the close of business on December 26, 2025, and was paid on January 9, 2026.
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
14.    Accumulated Other Comprehensive Income (Loss)
The following table presents OCI activity, net of tax, accumulated in equity:

	Foreign Currency Translation Gains (Losses)(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges(b)	Net Unrealized Gains (Losses) on Defined Benefit Plans(c)	Total Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at March 29, 2025	$(298.7)	$2.8	$(4.0)	$(299.9)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	73.9	(16.7)	(0.6)	56.6
Amounts reclassified from AOCI to earnings	—	8.1	0.1	8.2
Other comprehensive income (loss), net of tax	73.9	(8.6)	(0.5)	64.8
Balance at December 27, 2025	$(224.8)	$(5.8)	$(4.5)	$(235.1)

Balance at March 30, 2024	$(280.0)	$7.2	$(3.3)	$(276.1)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(57.8)	14.6	(0.9)	(44.1)
Amounts reclassified from AOCI to earnings	—	(5.6)	1.0	(4.6)
Other comprehensive income (loss), net of tax	(57.8)	9.0	0.1	(48.7)
Balance at December 28, 2024	$(337.8)	$16.2	$(3.2)	$(324.8)

(a)OCI before reclassifications to earnings related to foreign currency translation gains (losses) includes an income tax benefit of $11.9 million and an income tax provision of $4.5 million for the nine-month periods ended December 27, 2025 and December 28, 2024, respectively. OCI before reclassifications to earnings for the nine-month periods ended December 27, 2025 and December 28, 2024 includes losses of $39.3 million (net of a $12.6 million income tax benefit) and gains of $12.6 million (net of a $4.0 million income tax provision), respectively, related to changes in the fair values of instruments designated as hedges of the Company's net investment in certain foreign operations (see Note 11).
(b)OCI before reclassifications to earnings related to net unrealized gains (losses) on cash flow hedges are presented net of an income tax benefit of $2.8 million and an income tax provision of $2.5 million for the nine-month periods ended December 27, 2025 and December 28, 2024, respectively. The tax effects on amounts reclassified from AOCI to earnings are presented in a table below.
(c)Activity is presented net of taxes, which were immaterial for both periods presented.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents reclassifications from AOCI to earnings for cash flow hedges, by component:

	Three Months Ended		Nine Months Ended		Location of Gains (Losses) Reclassified from AOCI to Earnings
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
	(millions)
Gains (losses) on cash flow hedges(a):
FC — Cash flow hedges	$(9.2)	$1.7	$(9.5)	$6.6	Cost of goods sold
Tax effect	1.3	(0.3)	1.4	(1.0)	Income tax benefit (provision)
Net of tax	$(7.9)	$1.4	$(8.1)	$5.6

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
Impact on Results
A summary of total stock-based compensation expense and the related income tax benefits recognized during the three-month and nine-month periods ended December 27, 2025 and December 28, 2024 is as follows:

	Three Months Ended			Nine Months Ended
	December 27, 2025	December 28, 2024		December 27, 2025	December 28, 2024
	(millions)
Stock-based compensation expense	$24.9	$24.7	(a)	$86.7	$84.7	(a)
Income tax benefit	(3.8)	(3.5)		(13.3)	(11.5)

(a)The three-month and nine-month periods ended December 28, 2024 included $1.8 million and $3.8 million, respectively, of stock-based compensation expense recorded in connection with an employment separation agreement within restructuring and other charges, net in the consolidated statements of operations (see Note 7). All other stock-based compensation expense was recorded within SG&A expenses.
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
Service-based RSUs
The fair values of service-based RSUs granted to certain of the Company's senior executives and other employees, as well as non-employee directors, are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue to the holder while outstanding and unvested. The weighted-average grant date fair values of service-based RSU awards granted were $283.26 and $159.99 per share during the nine-month periods ended December 27, 2025 and December 28, 2024, respectively.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of service-based RSU activity during the nine months ended December 27, 2025 is as follows:

Number of Service-based RSUs
(thousands)
Unvested at March 29, 2025	879
Granted	258
Vested	(461)
Forfeited	(20)
Unvested at December 27, 2025	656
Performance-based RSUs
The fair values of the Company's performance-based RSUs granted to its senior executives and other key employees are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue to the holder while outstanding and unvested. The weighted-average grant date fair values of performance-based RSU awards granted were $283.34 and $158.85 per share during the nine-month periods ended December 27, 2025 and December 28, 2024, respectively.
Market-based RSUs
The Company grants market-based RSUs, which are based on total shareholder return ("TSR") performance, to its senior executives and other key employees. The Company estimates the fair value of its TSR awards on the date of grant using a Monte Carlo simulation, which models multiple stock price paths of the Company's Class A common stock and that of its peer group to evaluate and determine its ultimate expected relative TSR performance ranking. Compensation expense, net of estimated forfeitures, is recorded regardless of whether, and the extent to which, the market condition is ultimately satisfied. The weighted-average grant date fair values of market-based RSUs granted were $435.85 and $212.05 per share during the nine-month periods ended December 27, 2025 and December 28, 2024, respectively. The assumptions used to estimate the fair value of TSR awards granted during the nine-month periods ended December 27, 2025 and December 28, 2024 were as follows:

	Nine Months Ended
	December 27, 2025	December 28, 2024
Expected volatility	34.3%	36.7%
Expected dividend yield	1.3%	2.0%
Risk-free interest rate	3.7%	3.9%
A summary of performance-based RSU activity including TSR awards during the nine months ended December 27, 2025 is as follows:

Number of Performance-based RSUs
(thousands)
Unvested at March 29, 2025	637
Granted	86
Change due to performance and/or market condition achievement	244
Vested	(498)
Forfeited	(4)
Unvested at December 27, 2025	465

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net revenues, significant expenses, and segment operating income for each of the Company's segments are as follows:

	Three Months Ended December 27, 2025
	North America	Europe	Asia	Other non-reportable segments	Total
	(millions)
Net revenues, significant expenses, and segment operating income:
Net revenues	$1,078.3	$676.5	$620.3	$30.9	$2,406.0
Cost of goods sold	(403.5)	(217.9)	(121.8)	—	(743.2)
Selling, general, and administrative expenses(a)	(382.1)	(280.0)	(301.2)	(3.9)	(967.2)
Total segment operating income	$292.7	$178.6	$197.3	$27.0	$695.6
Reconciliation of segment operating income to consolidated operating income and income before income taxes:
Corporate expenses, net					$(192.5)
Restructuring and other charges, net(b)					(31.8)
Operating income					471.3
Non-operating income (expense), net					(7.5)
Income before income taxes					$463.8

	Three Months Ended December 28, 2024
	North America	Europe	Asia	Other non-reportable segments	Total
	(millions)
Net revenues, significant expenses, and segment operating income:
Net revenues	$997.7	$604.4	$506.7	$34.7	$2,143.5
Cost of goods sold	(375.9)	(198.2)	(112.0)	—	(686.1)
Selling, general, and administrative expenses(a)	(358.1)	(237.4)	(258.5)	(4.6)	(858.6)
Total segment operating income	$263.7	$168.8	$136.2	$30.1	$598.8
Reconciliation of segment operating income to consolidated operating income and income before income taxes:
Corporate expenses, net					$(196.9)
Restructuring and other charges, net(b)					(12.2)
Operating income					389.7
Non-operating income (expense), net					(6.0)
Income before income taxes					$383.7

	Nine Months Ended December 27, 2025
	North America	Europe	Asia	Other non-reportable segments	Total
	(millions)
Net revenues, significant expenses, and segment operating income:
Net revenues	$2,566.9	$1,919.3	$1,539.9	$109.7	$6,135.8
Cost of goods sold	(995.9)	(616.7)	(288.4)	—	(1,901.0)
Selling, general, and administrative expenses(a)	(981.2)	(775.5)	(797.6)	(13.8)	(2,568.1)
Total segment operating income	$589.8	$527.1	$453.9	$95.9	$1,666.7
Reconciliation of segment operating income to consolidated operating income and income before income taxes:
Corporate expenses, net					$(587.7)
Restructuring and other charges, net(b)					(88.4)
Operating income					990.6
Non-operating income (expense), net					(6.0)
Income before income taxes					$984.6

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended December 28, 2024
	North America	Europe	Asia	Other non-reportable segments	Total
	(millions)
Net revenues, significant expenses, and segment operating income:
Net revenues	$2,345.4	$1,649.4	$1,277.8	$109.1	$5,381.7
Cost of goods sold	(909.0)	(558.7)	(265.0)	—	(1,732.7)
Selling, general, and administrative expenses(a)	(931.0)	(655.4)	(683.1)	(15.9)	(2,285.4)
Total segment operating income	$505.4	$435.3	$329.7	$93.2	$1,363.6
Reconciliation of segment operating income to consolidated operating income and income before income taxes:
Corporate expenses, net					$(548.5)
Restructuring and other charges, net(b)					(38.0)
Operating income					777.1
Non-operating income (expense), net					11.3
Income before income taxes					$788.4

(a)SG&A expenses include costs relating to compensation and benefits, marketing and advertising, rent and occupancy, distribution, information technology, legal, depreciation and amortization, bad debt, and other selling and administrative costs.
(b)The three-month and nine-month periods ended December 27, 2025 and December 28, 2024 included certain restructuring and other charges, net (see Note 7) that are excluded from the segment profitability measure utilized by the CODM, which are detailed below:

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
	(millions)
Restructuring and other charges, net:
North America-related	$(3.8)	$(0.1)	$(6.7)	$0.3
Europe-related	(0.6)	(1.5)	(1.2)	(2.9)
Asia-related	—	0.8	(3.5)	(2.4)
Other non-reportable segment-related	—	—	—	(0.1)
Corporate operations-related	(1.6)	(0.1)	(9.2)	(6.7)
Restructuring charges, net	(6.0)	(0.9)	(20.6)	(11.8)
Other charges (see Note 7)	(25.8)	(11.3)	(67.8)	(26.2)
Total restructuring and other charges, net	$(31.8)	$(12.2)	$(88.4)	$(38.0)

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables summarize depreciation and amortization expense and capital expenditures for each of the Company's segments:

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
	(millions)
Depreciation and amortization expense:
North America	$20.2	$20.3	$60.7	$61.4
Europe	10.2	8.9	29.0	26.4
Asia	14.8	13.1	42.6	39.0
Corporate	14.5	12.0	39.9	37.8
Total depreciation and amortization expense	$59.7	$54.3	$172.2	$164.6

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
	(millions)
Capital expenditures:
North America	$13.6	$11.0	$189.7	$28.6
Europe	15.2	12.0	30.4	22.3
Asia	22.2	17.6	50.7	38.5
Corporate	24.6	20.6	85.9	46.9
Total capital expenditures	$75.6	$61.2	$356.7	$136.3
Net revenues by geographic location of the reporting subsidiary are as follows:

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
	(millions)
Net revenues(a):
The Americas(b)	$1,115.2	$1,037.8	$2,693.7	$2,470.6
Europe(c)	670.5	599.0	1,902.2	1,633.3
Asia(d)	620.3	506.7	1,539.9	1,277.8
Total net revenues	$2,406.0	$2,143.5	$6,135.8	$5,381.7

(a)Net revenues for certain of the Company's licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.
(b)Includes the U.S., Canada, and Latin America. Net revenues earned in the U.S. during the three-month and nine-month periods ended December 27, 2025 were $1.048 billion and $2.542 billion, respectively, and $976.7 million and $2.337 billion during the three-month and nine-month periods ended December 28, 2024, respectively.
(c)Includes the Middle East.
(d)Includes Australia and New Zealand.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17.    Additional Financial Information
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
A reconciliation of cash, cash equivalents, and restricted cash as of December 27, 2025 and March 29, 2025 from the consolidated balance sheets to the consolidated statements of cash flows is as follows:

	December 27, 2025	March 29, 2025
	(millions)
Cash and cash equivalents	$2,031.9	$1,922.5
Restricted cash included within prepaid expenses and other current assets	2.1	1.4
Restricted cash included within other non-current assets	5.4	5.5
Total cash, cash equivalents, and restricted cash	$2,039.4	$1,929.4
Restricted cash relates to cash held in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters and real estate leases.
Cash Paid for Interest and Taxes
Cash paid for interest and income taxes is as follows:

	Nine Months Ended
	December 27, 2025	December 28, 2024
	(millions)
Cash paid for interest	$43.2	$35.6
Cash paid for income taxes, net of refunds	267.1	136.6
Cash Paid for Leases
The following table summarizes certain cash flow information related to the Company's leases:

	Nine Months Ended
	December 27, 2025	December 28, 2024
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$253.7	$265.4
Operating cash flows for finance leases	5.3	5.8
Financing cash flows for finance leases	17.7	16.5
Non-cash Transactions
Operating lease ROU assets recorded in connection with the recognition of new lease liabilities were $301.2 million and $229.8 million for the nine-month periods ended December 27, 2025 and December 28, 2024, respectively. Finance lease ROU assets recorded in connection with the recognition of new lease liabilities were $1.6 million and $0.4 million for the nine-month periods ended December 27, 2025 and December 28, 2024, respectively.
Non-cash investing activities also included capital expenditures incurred but not yet paid of $33.2 million and $28.2 million for the nine-month periods ended December 27, 2025 and December 28, 2024, respectively.
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
•the impact of economic, political, and other conditions on us, our customers, suppliers, vendors, and lenders, including potential business disruptions related to ongoing military conflicts taking place in various parts of the world, most notably the Russia-Ukraine and Israel-Hamas wars, the U.S.-Venezuela conflict, militant attacks on cargo vessels in the Red Sea, and other recent hostilities in the Middle East, civil and political unrest, diplomatic tensions between the U.S. and other countries and any resulting anti-American sentiment, high interest rates, and bank failures, among other factors described herein;
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
In this Form 10-Q, references to "Ralph Lauren," "ourselves," "we," "our," "us," and the "Company" refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2026 will end on March 28, 2026 and will be a 52-week period ("Fiscal 2026"). Fiscal year 2025 ended on March 29, 2025 and was also a 52-week period ("Fiscal 2025"). The third quarter of Fiscal 2026 ended on December 27, 2025 and was a 13-week period. The third quarter of Fiscal 2025 ended on December 28, 2024 and was also a 13-week period.
INTRODUCTION
Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and notes thereto to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:
•Overview.    This section provides a general description of our business, global economic conditions and industry trends, and a summary of our financial performance for the three-month and nine-month periods ended December 27, 2025. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.
•Results of operations.    This section provides an analysis of our results of operations for the three-month and nine-month periods ended December 27, 2025 as compared to the three-month and nine-month periods ended December 28, 2024.
•Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of December 27, 2025, which includes (i) an analysis of our financial condition as compared to the prior fiscal year-end; (ii) an analysis of changes in our cash flows for the nine months ended December 27, 2025 as compared to the nine months ended December 28, 2024; (iii) an analysis of our liquidity, including the availability under our commercial paper borrowing program and credit facilities, our supplier finance program, outstanding debt and covenant compliance, common stock repurchases, and payments of dividends; and (iv) a description of any material changes in our material cash requirements since March 29, 2025.

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
We diversify our business by geography (North America, Europe, and Asia, among other regions) and channel of distribution (retail, wholesale, and licensing). This allows us to maintain a dynamic balance as our operating results do not depend solely on the performance of any single geographic area or channel of distribution. We sell directly to consumers through our integrated retail channel, which includes our retail stores, concession-based shop-within-shops, and digital commerce operations around the world. Our wholesale sales are made principally to major department stores, specialty stores, and third-party digital partners around the world, as well as to certain third-party-owned stores to which we have licensed the right to operate in defined geographic territories using our trademarks. In addition, we license to third parties for specified periods and geographies the right to access our various trademarks in connection with the licensees' manufacture and sale of designated products, such as certain apparel categories, eyewear, fragrances, and home furnishings.
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

Our business is typically affected by seasonal trends, with higher levels of retail sales in our second and third fiscal quarters and higher wholesale sales in our second and fourth fiscal quarters. These trends result primarily from the timing of key vacation travel, back-to-school, and holiday shopping periods impacting our retail business and timing of seasonal wholesale shipments. As a result of changes in our business, consumer spending patterns, and the macroeconomic environment, including those resulting from pandemic diseases and other catastrophic events, historical quarterly operating trends and working capital requirements may not be indicative of our future performance. In addition, fluctuations in sales, operating income (loss), and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, our operating results and cash flows for the three-month and nine-month periods ended December 27, 2025 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2026.
Recent Developments
Next Generation Transformation Project
During Fiscal 2025, we began a large-scale, multi-year global project that is expected to significantly transform the way in which we operate our business and further enable our long-term strategic pivot towards a global direct-to-consumer-oriented model (the "Next Generation Transformation project" or "NGT project"). The NGT project is being completed in phases and involves the redesign of certain end-to-end processes and the implementation of a suite of technology systems on a global scale. Such efforts are expected to result in significant process improvements and the creation of synergies across core areas of operations, including merchandise buying and planning, procurement, inventory management, retail and wholesale operations, and financial planning and reporting, better enabling us to optimize inventory levels and increase the speed with which we react to changes in consumer demand across markets, among other benefits.
In connection with the current phase of the NGT project, we incurred other charges of $25.0 million and $61.7 million during the three-month and nine-month periods ended December 27, 2025, respectively, and $9.1 million and $17.1 million during the three-month and nine-month periods ended December 28, 2024, respectively, which were recorded within restructuring and other charges, net in the consolidated statements of operations.
Global Economic Conditions and Industry Trends
The global economy and retail industry are impacted by many factors beyond our control. Most recently, the U.S. announced significant changes to its trade policies, including widespread tariff increases on imported goods, with potential for new tariffs and further increases on existing tariffs in the future, as well as revisions or terminations to existing trade agreements. In response, many countries have announced or are otherwise considering retaliatory tariffs on U.S. exports and other trade restrictions. This has led to significant uncertainty regarding the future relationship between the U.S. and other countries, as well as concerns about a global trade war, higher inflation, and a potential global recession, which has already caused significant volatility of global stock markets and foreign currency exchange rates. In addition, the U.S. signed into law tax legislation commonly referred to as the One Big Beautiful Bill Act in July 2025, which extends many of the provisions of the Tax Cuts and Jobs Act of 2017, as well as introduces certain other new provisions.
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
The global economy has also been negatively impacted by ongoing military conflicts, including the Russia-Ukraine and Israel-Hamas wars, the U.S.-Venezuela conflict, militant attacks on cargo vessels in the Red Sea, and other hostilities in the Middle East. Although our voluntary decision to suspend operations in Russia has not resulted in a material impact to our consolidated financial statements and our ongoing operations in Israel are also not material, our business has been, and may continue to be, affected by the broader macroeconomic implications resulting from these and other military conflicts, including inflationary pressures, unfavorable foreign currency exchange rates, increases in energy prices, food shortages, and financial market volatility, among other factors, which have adversely impacted consumer sentiment and confidence. It is not clear at this time how long these conflicts will endure, or if they will escalate further with additional countries taking part, which could further amplify the impacts of the various macroeconomic factors described above and potentially result in a global recession.

The global supply chain has also been negatively impacted by various factors, including disruptions in the Red Sea as discussed above. Although our business has not been significantly impacted by such disruptions, we have experienced some shipping delays impacting the timing of inventory receipts, and if such disruptions were to continue over a prolonged period, it could result in further inventory receipt delays and/or higher freight costs in the near-term and beyond.
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
Summary of Financial Performance
Operating Results
During the three months ended December 27, 2025, we reported net revenues of $2.406 billion, net income of $361.6 million, and net income per diluted share of $5.82, as compared to net revenues of $2.143 billion, net income of $297.4 million, and net income per diluted share of $4.66 during the three months ended December 28, 2024. During the nine months ended December 27, 2025, we reported net revenues of $6.136 billion, net income of $789.5 million, and net income per diluted share of $12.66, as compared to net revenues of $5.382 billion, net income of $613.9 million, and net income per diluted share of $9.57 during the nine months ended December 28, 2024. The comparability of our operating results has been affected by net restructuring-related charges and certain other charges, as well as foreign currency volatility. Our operating results are also susceptible to changes in macroeconomic conditions.
Our operating performance for the three-month and nine-month periods ended December 27, 2025 as compared to the prior fiscal year periods reflected revenue growth of 12.2% and 14.0%, respectively, on a reported basis and 10.0% and 11.7%, respectively, on a constant currency basis, as defined within "Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition" below. Net revenues reflected growth across all of our reportable segments.
Our gross profit as a percentage of net revenues increased by 150 basis points to 69.9% during the three months ended December 27, 2025 and by 140 basis points to 69.9% during the nine months ended December 27, 2025, as compared to the prior fiscal year periods, primarily driven by average unit retail ("AUR") growth, favorable product mix, favorable foreign currency effects, and lower cotton costs, more than offsetting pressure from tariffs and non-cotton product costs.
Selling, general, and administrative ("SG&A") expenses as a percentage of net revenues declined by 70 basis points to 49.0% during the three months ended December 27, 2025 and by 110 basis points to 52.3% during the nine months ended December 27, 2025, as compared to the prior fiscal year periods, largely attributable to operating leverage on higher net revenues despite higher compensation-related expenses, marketing investments, and variable selling expenses.
Net income increased by $64.2 million to $361.6 million during the three months ended December 27, 2025 as compared to the three months ended December 28, 2024, primarily due to an $81.6 million increase in our operating income, partially offset by a $15.9 million increase in our income tax provision. Net income per diluted share increased by $1.16 to $5.82 per share during the three months ended December 27, 2025 as compared to the three months ended December 28, 2024, primarily driven by the higher level of net income and lower weighted-average diluted shares outstanding. Net income increased by $175.6 million to $789.5 million during the nine months ended December 27, 2025 as compared to the nine months ended

December 28, 2024, primarily due to a $213.5 million increase in our operating income, partially offset by a $20.6 million increase in our income tax provision and a $17.3 million increase in non-operating expense, net. Net income per diluted share increased by $3.09 to $12.66 per share during the nine months ended December 27, 2025 as compared to the nine months ended December 28, 2024, driven by the higher level of net income and lower weighted-average diluted shares outstanding.
Our operating results during each of the three-month periods ended December 27, 2025 and December 28, 2024, were negatively impacted by net restructuring-related charges and certain other charges totaling $31.8 million and $12.2 million, respectively, which had an after-tax effect of reducing net income by $25.2 million, or $0.40 per diluted share, and $10.5 million, or $0.16 per diluted share, respectively. During the nine-month periods ended December 27, 2025 and December 28, 2024, our operating results were negatively impacted by net restructuring-related charges and certain other charges totaling $88.4 million and $38.0 million, respectively, which had an after-tax effect of reducing net income by $69.9 million, or $1.12 per diluted share, and $30.7 million, or $0.48 per diluted share, respectively.
Financial Condition and Liquidity
We ended the third quarter of Fiscal 2026 in a net cash and short-term investments position (calculated as cash and cash equivalents, plus short-term investments, less total debt) of $1.013 billion, as compared to $940.4 million as of the end of Fiscal 2025. The increase in our net cash and short-term investments position was primarily due to our operating cash flows of $1.009 billion and the favorable effect of exchange rate changes of $61.9 million, primarily related to our cash and cash equivalents, partially offset by our use of cash to support Class A common stock repurchases of $473.4 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to invest in our business through $356.7 million in capital expenditures, and to make dividend payments of $161.3 million.
Net cash provided by operating activities was $1.009 billion during the nine months ended December 27, 2025, as compared to $1.113 billion during the nine months ended December 28, 2024. The net decrease in cash provided by operating activities was due to a net unfavorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period, partially offset by an increase in net income before non-cash charges.
Our equity increased to $2.888 billion as of December 27, 2025 compared to $2.589 billion as of March 29, 2025 due to our comprehensive income and the net impact of stock-based compensation arrangements, partially offset by our share repurchase activity and dividends declared during the nine months ended December 27, 2025.
Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition
The comparability of our operating results for the three-month and nine-month periods ended December 27, 2025 has been affected by certain transactions, including net restructuring-related charges and certain other charges totaling $31.8 million and $88.4 million, respectively, and $12.2 million and $38.0 million during the three-month and nine-month periods ended December 28, 2024, respectively. See Note 7 to the accompanying consolidated financial statements.
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

RESULTS OF OPERATIONS
Three Months Ended December 27, 2025 Compared to Three Months Ended December 28, 2024
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	December 27, 2025	December 28, 2024	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$2,406.0	$2,143.5	$262.5	12.2%
Cost of goods sold	(724.3)	(677.4)	(46.9)	6.9%
Gross profit	1,681.7	1,466.1	215.6	14.7%
Gross profit as % of net revenues	69.9%	68.4%		150 bps
Selling, general, and administrative expenses	(1,178.6)	(1,064.2)	(114.4)	10.7%
SG&A expenses as % of net revenues	49.0%	49.7%		(70 bps)
Restructuring and other charges, net	(31.8)	(12.2)	(19.6)	160.7%
Operating income	471.3	389.7	81.6	21.0%
Operating income as % of net revenues	19.6%	18.2%		140 bps
Interest expense	(13.3)	(11.6)	(1.7)	15.0%
Interest income	11.9	17.8	(5.9)	(32.6%)
Other expense, net	(6.1)	(12.2)	6.1	(48.8%)
Income before income taxes	463.8	383.7	80.1	20.9%
Income tax provision	(102.2)	(86.3)	(15.9)	18.4%
Effective tax rate(a)	22.0%	22.5%		(50 bps)
Net income	$361.6	$297.4	$64.2	21.6%
Net income per common share:
Basic	$5.91	$4.76	$1.15	24.2%
Diluted	$5.82	$4.66	$1.16	24.9%

(a)Effective tax rate is calculated by dividing the income tax provision by income before income taxes.
Net Revenues.    Net revenues increased by $262.5 million, or 12.2%, to $2.406 billion during the three months ended December 27, 2025 as compared to the three months ended December 28, 2024, reflecting growth across all of our reportable segments, including favorable foreign currency effects of $47.9 million. On a constant currency basis, net revenues increased by $214.6 million, or 10.0%.
The following table summarizes the percentage changes in our consolidated comparable store sales for the three months ended December 27, 2025 as compared to the prior fiscal year period:

% Change
Digital commerce	10%
Brick and mortar	8%
Total comparable store sales	9%

Our global average store count increased by 1 store and concession shop during the three months ended December 27, 2025 compared with the three months ended December 28, 2024, primarily due to new full price store openings in Asia, largely offset by concession shop closures in Asia. The following table details our retail store presence by segment as of the periods presented:

	December 27, 2025	December 28, 2024
Freestanding Stores:
North America	225	228
Europe	112	103
Asia	263	248
Total freestanding stores	600	579

Concession Shops:
North America	—	1
Europe	29	29
Asia	634	649
Total concession shops	663	679
Total stores	1,263	1,258
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
Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the comparable prior fiscal year period, are provided below:

	Three Months Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	December 27, 2025	December 28, 2024	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$1,078.3	$997.7	$80.6	$0.4	$80.2	8.1%	8.0%
Europe	676.5	604.4	72.1	46.8	25.3	11.9%	4.2%
Asia	620.3	506.7	113.6	0.7	112.9	22.4%	22.3%
Other non-reportable segments	30.9	34.7	(3.8)	—	(3.8)	(11.0%)	(11.1%)
Total net revenues	$2,406.0	$2,143.5	$262.5	$47.9	$214.6	12.2%	10.0%
North America net revenues — Net revenues increased by $80.6 million, or 8.1%, during the three months ended December 27, 2025 as compared to the three months ended December 28, 2024. On a constant currency basis, net revenues increased by $80.2 million, or 8.0%.
The $80.6 million increase in North America net revenues was driven by:
•a $52.6 million increase related to our North America retail business. On a constant currency basis, net revenues increased by $52.1 million, reflecting increases of $49.9 million in comparable store sales and $2.2 million in non-comparable store sales. The increase in our comparable store sales reflected strong double-digit AUR growth, as well as higher traffic, during the three months ended December 27, 2025 as compared to the prior fiscal year period. The following table summarizes the percentage changes in comparable store sales related to our North America retail business:

% Change
Digital commerce	7%
Brick and mortar	6%
Total comparable store sales	7%
•a $28.0 million increase related to our North America wholesale business largely driven by improved selling trends and strong replenishment orders.
Europe net revenues — Net revenues increased by $72.1 million, or 11.9%, during the three months ended December 27, 2025 as compared to the three months ended December 28, 2024. On a constant currency basis, net revenues increased by $25.3 million, or 4.2%.
The $72.1 million increase in Europe net revenues was driven by:
•a $40.8 million increase related to our Europe wholesale business largely driven by stronger re-order trends and favorable foreign currency effects of $20.8 million, which more than offset a timing shift of inventory shipments into the first half of Fiscal 2026 and planned reductions within the off-price wholesale channel; and
•a $31.3 million increase related to our Europe retail business, inclusive of favorable foreign currency effects of $26.0 million. On a constant currency basis, net revenues increased by $5.3 million, reflecting increases of $4.2 million in non-comparable store sales and $1.1 million in comparable store sales. The increase in our comparable store sales reflected mid-single digit AUR growth, as well as higher traffic, during the three months ended December 27, 2025 as compared to the prior fiscal year period. The following table summarizes the percentage changes in comparable store sales related to our Europe retail business:

% Change
Digital commerce	5%
Brick and mortar	(1%)
Total comparable store sales	—%
Asia net revenues — Net revenues increased by $113.6 million, or 22.4%, during the three months ended December 27, 2025 as compared to the three months ended December 28, 2024. On a constant currency basis, net revenues increased by $112.9 million, or 22.3%.
The $113.6 million increase in Asia net revenues was primarily driven by:
•a $111.3 million increase related to our Asia retail business, inclusive of favorable foreign currency effects of $0.7 million. On a constant currency basis, net revenues increased by $110.6 million, reflecting increases of $79.9 million in comparable store sales and $30.7 million in non-comparable store sales. The increase in our comparable store sales reflected mid-teens AUR growth, as well as higher traffic, during the three months ended December 27, 2025 as compared to the prior fiscal year period. The following table summarizes the percentage changes in comparable store sales related to our Asia retail business:

% Change
Digital commerce	35%
Brick and mortar	18%
Total comparable store sales	20%
Gross Profit.    Gross profit increased by $215.6 million, or 14.7%, to $1.682 billion for the three months ended December 27, 2025, including favorable foreign currency effects of $34.6 million. Gross profit as a percentage of net revenues increased to 69.9% for the three months ended December 27, 2025 from 68.4% for the three months ended December 28, 2024. The 150 basis point increase reflected favorable foreign currency effects of 10 basis points. The remaining 140 basis point improvement was primarily due to high-teens AUR growth, favorable product mix, and lower cotton costs, more than offsetting pressure from tariffs and non-cotton product costs.

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
Selling, General, and Administrative Expenses.    SG&A expenses include costs relating to compensation and benefits, marketing and advertising, rent and occupancy, distribution, information technology, legal, depreciation and amortization, bad debt, and other selling and administrative costs. SG&A expenses increased by $114.4 million, or 10.7%, to $1.179 billion for the three months ended December 27, 2025, including unfavorable foreign currency effects of $18.9 million. SG&A expenses as a percentage of net revenues declined to 49.0% for the three months ended December 27, 2025 from 49.7% for the three months ended December 28, 2024. The 70 basis point improvement was largely attributable to operating leverage on higher net revenues despite higher marketing investments, compensation-related expenses, and variable selling expenses.
The $114.4 million increase in SG&A expenses was driven by:

Three Months Ended December 27, 2025 Compared to Three Months Ended December 28, 2024
(millions)
SG&A expense category:
Marketing and advertising expenses	$37.9
Compensation-related expenses	20.6
Rent and occupancy expenses	19.5
Staff-related expenses	8.2
Selling-related expenses	7.4
Depreciation and amortization expense	5.2
Shipping and handling costs	4.7
Other	10.9
Total increase in SG&A expenses	$114.4
Restructuring and Other Charges, Net. During the three-month periods ended December 27, 2025 and December 28, 2024, we recorded restructuring charges of $6.5 million and $1.6 million, respectively, primarily consisting of severance and benefits costs, as well as other charges of $0.8 million and $2.2 million, respectively, related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired. In addition, during the three-month periods ended December 27, 2025 and December 28, 2024, we recorded other charges of $25.0 million and $9.1 million, respectively, in connection with our Next Generation Transformation project (refer to "Recent Developments" for additional discussion) and other income of $0.5 million and $0.7 million during the three-month periods ended December 27, 2025 and December 28, 2024, respectively, related to consideration received from Regent, L.P. in connection with our previously sold Club Monaco business. See Note 7 to the accompanying consolidated financial statements.
Operating Income.    Operating income increased by $81.6 million, or 21.0%, to $471.3 million for the three months ended December 27, 2025, reflecting favorable foreign currency effects of $15.7 million. Our operating results during the three-month periods ended December 27, 2025 and December 28, 2024 were negatively impacted by net restructuring-related charges and certain other charges totaling $31.8 million and $12.2 million, respectively. Operating income as a percentage of net revenues was 19.6% for the three months ended December 27, 2025, reflecting a 140 basis point increase from the prior fiscal year period. The increase in operating income as a percentage of net revenues was primarily driven by the increase in our gross margin, as well as the decrease in SG&A expenses as a percentage of net revenues, partially offset by the higher net restructuring-related charges and certain other charges recorded during the three months ended December 27, 2025 as compared to the prior fiscal year period, all as previously discussed.

Operating income and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the comparable prior fiscal year period, are provided below:

	Three Months Ended
	December 27, 2025		December 28, 2024
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$292.7	27.1%	$263.7	26.4%	$29.0	70 bps
Europe	178.6	26.4%	168.8	27.9%	9.8	(150 bps)
Asia	197.3	31.8%	136.2	26.9%	61.1	490 bps
Other non-reportable segments	27.0	87.2%	30.1	86.8%	(3.1)	40 bps
Total segment operating income	695.6		598.8		96.8
Corporate expenses, net	(192.5)		(196.9)		4.4
Restructuring and other charges, net(a)	(31.8)		(12.2)		(19.6)
Total operating income	$471.3	19.6%	$389.7	18.2%	$81.6	140 bps

(a)See discussion above for additional information related to restructuring and other charges, net recorded during the fiscal periods presented.
North America operating margin improved by 70 basis points, primarily due to a decline of 50 basis points in SG&A expense as a percentage of net revenues and an increase of 30 basis points in gross margin.
Europe operating margin declined by 150 basis points, primarily due to an increase of 210 basis points in SG&A expenses as a percentage of net revenues, driven largely by the timing of marketing investments, partially offset by a 60 basis point increase in gross margin. The overall decline in operating margin was inclusive of the favorable impact of approximately 40 basis points related to foreign currency effects.
Asia operating margin improved by 490 basis points, primarily due to an increase of 250 basis points in gross margin and a decline of 240 basis points in SG&A expenses as a percentage of net revenues.
Corporate expenses decreased by $4.4 million to $192.5 million during the three months ended December 27, 2025 as compared to the prior fiscal year period. The decline in corporate expenses was due to higher intercompany sourcing commission of $9.9 million (which is offset at the segment level and eliminates in consolidation), partially offset by higher compensation-related expenses of $4.5 million and higher other charges of $1.0 million.
Non-operating Income (Expense), Net. Non-operating income (expense), net is comprised of interest expense, interest income, and other income (expense), net, which includes foreign currency gains (losses), equity in income (losses) from our equity-method investees, and other non-operating expenses. During the three months ended December 27, 2025, we reported non-operating expense, net of $7.5 million as compared to $6.0 million during the three months ended December 28, 2024. The $1.5 million increase in non-operating expense, net was driven by:
•a $5.9 million decline in interest income largely due to lower interest rates in financial markets; and
•a $1.7 million increase in interest expense, driven by our issuance of the 5.000% Senior Notes in June 2025, partially offset by repayment of the previously outstanding 3.750% Senior Notes that were due and repaid in September 2025 (see "Financial Condition and Liquidity — Cash flows").
These unfavorable variances were partially offset by a decrease in other expense, net of $6.1 million, driven by the absence of an investment write-down recorded during the prior fiscal year period.
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

The income tax provision and effective tax rate for the three months ended December 27, 2025 were $102.2 million and 22.0%, respectively, as compared to $86.3 million and 22.5%, respectively, for the three months ended December 28, 2024. The $15.9 million increase in our income tax provision was primarily driven by the increase in our pretax income, partially offset by a 50 basis point decline in our effective tax rate. The decline in our effective tax rate was primarily due to the favorable impact of uncertain tax positions, foreign-derived intangible income deduction, and prior year return-to-provision benefits, partially offset by the absence of a prior year favorable deferred tax adjustment related to a transaction entered into as part of a reorganization of our corporate entity structure and unfavorable tax impact of earnings generated in higher taxed jurisdictions when compared to the prior fiscal period. See Note 8 to the accompanying consolidated financial statements.
Net Income.    Net income increased to $361.6 million for the three months ended December 27, 2025, from $297.4 million for the three months ended December 28, 2024. The $64.2 million increase in net income was due to the increase in our operating income, partially offset by the increase in our income tax provision, both as previously discussed. Our operating results during the three-month periods ended December 27, 2025 and December 28, 2024 were negatively impacted by net restructuring-related charges and certain other charges totaling $31.8 million and $12.2 million, respectively, which had an after-tax effect of reducing net income by $25.2 million and $10.5 million, respectively.
Net Income per Diluted Share.    Net income per diluted share increased to $5.82 for the three months ended December 27, 2025, from $4.66 for the three months ended December 28, 2024. The $1.16 per share increase was primarily driven by the higher level of net income, as previously discussed, and lower weighted-average diluted shares outstanding during the three months ended December 27, 2025 driven by our share repurchases during the last twelve months. Net income per diluted share for the three-month periods ended December 27, 2025 and December 28, 2024 were also negatively impacted by $0.40 per share and $0.16 per share, respectively, attributable to net restructuring-related charges and certain other charges, as previously discussed.

Nine Months Ended December 27, 2025 Compared to Nine Months Ended December 28, 2024
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Nine Months Ended
	December 27, 2025	December 28, 2024	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$6,135.8	$5,381.7	$754.1	14.0%
Cost of goods sold	(1,845.4)	(1,694.1)	(151.3)	8.9%
Gross profit	4,290.4	3,687.6	602.8	16.3%
Gross profit as % of net revenues	69.9%	68.5%		140 bps
Selling, general, and administrative expenses	(3,211.4)	(2,872.5)	(338.9)	11.8%
SG&A expenses as % of net revenues	52.3%	53.4%		(110 bps)
Restructuring and other charges, net	(88.4)	(38.0)	(50.4)	132.5%
Operating income	990.6	777.1	213.5	27.5%
Operating income as % of net revenues	16.1%	14.4%		170 bps
Interest expense	(40.7)	(33.9)	(6.8)	20.2%
Interest income	41.3	55.8	(14.5)	(25.9%)
Other expense, net	(6.6)	(10.6)	4.0	(37.5%)
Income before income taxes	984.6	788.4	196.2	24.9%
Income tax provision	(195.1)	(174.5)	(20.6)	11.8%
Effective tax rate(a)	19.8%	22.1%		(230 bps)
Net income	$789.5	$613.9	$175.6	28.6%
Net income per common share:
Basic	$12.93	$9.78	$3.15	32.2%
Diluted	$12.66	$9.57	$3.09	32.3%

(a)Effective tax rate is calculated by dividing the income tax provision by income before income taxes.
Net Revenues.    Net revenues increased by $754.1 million, or 14.0%, to $6.136 billion during the nine months ended December 27, 2025 as compared to the nine months ended December 28, 2024, reflecting growth across all of our reportable segments, including favorable foreign currency effects of $126.0 million. On a constant currency basis, net revenues increased by $628.1 million, or 11.7%.
The following table summarizes the percentage change in our consolidated comparable store sales for the nine months ended December 27, 2025 as compared to the prior fiscal year period:

% Change
Digital commerce	15%
Brick and mortar	10%
Total comparable store sales	11%
Our global average store count decreased by 14 stores and concession shops during the nine months ended December 27, 2025 compared with the nine months ended December 28, 2024, largely driven by concession shop closures in Asia.

Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the comparable prior fiscal year period, are provided below:

	Nine Months Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	December 27, 2025	December 28, 2024	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$2,566.9	$2,345.4	$221.5	$0.4	$221.1	9.4%	9.4%
Europe	1,919.3	1,649.4	269.9	112.5	157.4	16.4%	9.5%
Asia	1,539.9	1,277.8	262.1	13.1	249.0	20.5%	19.5%
Other non-reportable segments	109.7	109.1	0.6	—	0.6	0.6%	0.5%
Total net revenues	$6,135.8	$5,381.7	$754.1	$126.0	$628.1	14.0%	11.7%
North America net revenues — Net revenues increased by $221.5 million, or 9.4%, during the nine months ended December 27, 2025 as compared to the nine months ended December 28, 2024. On a constant currency basis, net revenues increased by $221.1 million, or 9.4%.
The $221.5 million increase in North America net revenues was driven by:
•a $153.4 million increase related to our North America retail business. On a constant currency basis, net revenues increased by $152.7 million, reflecting an increase of $156.7 million in comparable store sales, partially offset by a decrease of $4.0 million in non-comparable store sales. The increase in our comparable store sales reflected mid-teens AUR growth, as well as higher traffic, during the nine months ended December 27, 2025 as compared to the prior fiscal year period. The following table summarizes the percentage changes in comparable store sales related to our North America retail business:

% Change
Digital commerce	12%
Brick and mortar	9%
Total comparable store sales	10%
•a $68.1 million increase related to our North America wholesale business largely driven by improved selling trends and strong replenishment orders.
Europe net revenues — Net revenues increased by $269.9 million, or 16.4%, during the nine months ended December 27, 2025 as compared to the nine months ended December 28, 2024. On a constant currency basis, net revenues increased by $157.4 million, or 9.5%.
The $269.9 million increase in Europe net revenues was driven by:
•a $150.8 million increase related to our Europe wholesale business largely driven by stronger re-order trends and favorable foreign currency effects of $54.6 million, which more than offset planned reductions within the off-price wholesale channel; and
•a $119.1 million increase related to our Europe retail business, inclusive of favorable foreign currency effects of $57.9 million. On a constant currency basis, net revenues increased by $61.2 million, reflecting increases of $47.3 million in comparable store sales and $13.9 million in non-comparable store sales. The increase in our comparable store sales reflected high-single digit AUR growth, as well as higher traffic, during the nine months ended December 27, 2025 as compared to the prior fiscal year period. The following table summarizes the percentage changes in comparable store sales related to our Europe retail business:

% Change
Digital commerce	10%
Brick and mortar	5%
Total comparable store sales	6%

Asia net revenues — Net revenues increased by $262.1 million, or 20.5%, during the nine months ended December 27, 2025 as compared to the nine months ended December 28, 2024. On a constant currency basis, net revenues increased by $249.0 million, or 19.5%.
The $262.1 million increase in Asia net revenues was primarily driven by:
•a $259.4 million increase related to our Asia retail business, inclusive of favorable foreign currency effects of $13.1 million. On a constant currency basis, net revenues increased by $246.3 million, reflecting increases of $183.0 million in comparable store sales and $63.3 million in non-comparable store sales. The increase in our comparable store sales reflected mid-teens AUR growth, as well as higher traffic, during the nine months ended December 27, 2025 as compared to the prior fiscal year period. The following table summarizes the percentage changes in comparable store sales related to our Asia retail business:

% Change
Digital commerce	35%
Brick and mortar	16%
Total comparable store sales	18%
Gross Profit.    Gross profit increased by $602.8 million, or 16.3%, to $4.290 billion for the nine months ended December 27, 2025, including favorable foreign currency effects of $97.3 million. Gross profit as a percentage of net revenues increased to 69.9% for the nine months ended December 27, 2025 from 68.5% for the nine months ended December 28, 2024. The 140 basis point increase reflected favorable foreign currency effects of 10 basis points. The remaining 130 basis point improvement was primarily due to mid-teens AUR growth, favorable product mix, and lower cotton costs, more than offsetting pressure from tariffs and non-cotton product costs.
Selling, General, and Administrative Expenses.    SG&A expenses increased by $338.9 million, or 11.8%, to $3.211 billion for the nine months ended December 27, 2025, including unfavorable foreign currency effects of $50.2 million. SG&A expenses as a percentage of net revenues declined to 52.3% for the nine months ended December 27, 2025 from 53.4% for the nine months ended December 28, 2024. The 110 basis point decline was largely attributable to operating leverage on higher net revenues despite higher compensation-related expenses, marketing investments, and variable selling expenses.
The $338.9 million increase in SG&A expenses was driven by:

Nine Months Ended December 27, 2025 Compared to Nine Months Ended December 28, 2024
(millions)
SG&A expense category:
Compensation-related expenses	$121.8
Marketing and advertising expenses	70.7
Rent and occupancy expenses	56.4
Selling-related expenses	21.8
Shipping and handling costs	20.6
Staff-related expenses	16.6
Depreciation and amortization expense	7.2
Other	23.8
Total increase in SG&A expenses	$338.9

Restructuring and Other Charges, Net. During the nine-month periods ended December 27, 2025 and December 28, 2024, we recorded net restructuring charges of $22.4 million and $13.9 million, respectively, primarily consisting of severance and benefits costs, as well as other charges of $6.1 million and $9.1 million, respectively, related to rent and occupancy costs associated with certain previously exited real estate locations in connection with our restructuring activities for which the related lease agreements have not yet expired. In addition, during the nine-month periods ended December 27, 2025 and December 28, 2024, we recorded other charges of $61.7 million and $17.1 million, respectively, in connection with our Next Generation Transformation project (refer to "Recent Developments" for additional discussion), and recorded other income of $1.8 million and $2.1 million, respectively, related to consideration received from Regent, L.P. in connection with our previously sold Club Monaco business. See Note 7 to the accompanying consolidated financial statements.
Operating Income.   Operating income increased by $213.5 million, or 27.5%, to $990.6 million for the nine months ended December 27, 2025, reflecting favorable foreign currency effects of $47.1 million. Our operating results during the nine-month periods ended December 27, 2025 and December 28, 2024 were negatively impacted by net restructuring-related charges and certain other charges totaling $88.4 million and $38.0 million, respectively. Operating income as a percentage of net revenues was 16.1% for the nine months ended December 27, 2025, reflecting a 170 basis point increase from the prior fiscal year period. The increase in operating income as a percentage of net revenues was primarily driven by the increase in our gross margin, as well as a decline in SG&A expenses as a percentage of net revenues, partially offset by higher net restructuring-related charges and certain other charges recorded during the nine months ended December 27, 2025 as compared to the prior fiscal year period, all as previously discussed.
Operating income and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the comparable prior fiscal year period, are provided below:

	Nine Months Ended
	December 27, 2025		December 28, 2024
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$589.8	23.0%	$505.4	21.6%	$84.4	140 bps
Europe	527.1	27.5%	435.3	26.4%	91.8	110 bps
Asia	453.9	29.5%	329.7	25.8%	124.2	370 bps
Other non-reportable segments	95.9	87.4%	93.2	85.5%	2.7	190 bps
Total segment operating income	1,666.7		1,363.6		303.1
Corporate expenses, net	(587.7)		(548.5)		(39.2)
Restructuring and other charges, net(a)	(88.4)		(38.0)		(50.4)
Total operating income	$990.6	16.1%	$777.1	14.4%	$213.5	170 bps

(a)See discussion above for additional information related to restructuring and other charges, net recorded during the fiscal periods presented.
North America operating margin improved by 140 basis points, primarily due to a decline of 150 basis points in SG&A expense as a percentage of net revenues.
Europe operating margin improved by 110 basis points, primarily due to an increase of 180 basis points in gross margin, partially offset by an increase of 70 basis points in SG&A expenses as a percentage of net revenues. The overall improvement in operating margin was inclusive of the favorable impact of approximately 100 basis points related to foreign currency effects.
Asia operating margin improved by 370 basis points, primarily due to an increase of 200 basis points in gross margin and a decline of 170 basis points in SG&A expenses as a percentage of net revenues. The overall improvement in operating margin was inclusive of the unfavorable impact of approximately 20 basis points related to foreign currency effects.
Corporate expenses increased by $39.2 million to $587.7 million during the nine months ended December 27, 2025 as compared to the prior fiscal year period. The increase in corporate expenses was primarily due to higher compensation-related expenses of $50.9 million and higher other charges of $5.1 million, partially offset by higher intercompany sourcing commission of $16.8 million (which is offset at the segment level and eliminates in consolidation).

Non-operating Income (Expense), Net. During the nine months ended December 27, 2025, we reported non-operating expense, net of $6.0 million as compared to non-operating income, net of $11.3 million during the nine months ended December 28, 2024. The $17.3 million net increase in non-operating expense, net was primarily driven by:
•a $14.5 million decline in interest income largely due to lower interest rates in financial markets; and
•a $6.8 million increase in interest expense driven by the higher average level of outstanding debt during the nine months ended December 27, 2025 as compared to the prior fiscal year period as a result of our issuance of the 5.000% Senior Notes in June 2025, partially offset by the repayment of the previously outstanding 3.750% Senior Notes in September 2025 (see "Financial Conditional and Liquidity — Cash flows").
These unfavorable variances were partially offset by a decrease in other expense, net of $4.0 million, driven by the absence of an investment write-down recorded during the prior fiscal year period.
Income Tax Provision. The income tax provision and effective tax rate for the nine months ended December 27, 2025 were $195.1 million and 19.8%, respectively, compared to $174.5 million and 22.1%, respectively, for the nine months ended December 28, 2024. The $20.6 million increase in our income tax provision was primarily driven by an increase in our pretax income, partially offset by the 230 basis point decline in our effective tax rate. The decline in our effective tax rate was due to the favorable impact of uncertain tax positions, foreign-derived intangible income deduction, the tax impacts of compensation-related adjustments, and prior year return-to-provision benefits, partially offset by the unfavorable tax impact of earnings generated in higher taxed jurisdictions when compared to the prior fiscal period, the absence of a prior year favorable deferred tax adjustment related to a transaction entered into as part of a reorganization of our corporate entity structure, and the absence of state and local credits received in the prior fiscal year period. See Note 8 to the accompanying consolidated financial statements.
Net Income.    Net income increased to $789.5 million for the nine months ended December 27, 2025, from $613.9 million for the nine months ended December 28, 2024. The $175.6 million increase in net income was primarily due to the increase in our operating income, partially offset by the increase in our income tax provision and non-operating expense, net, all as previously discussed. Our operating results during the nine-month periods ended December 27, 2025 and December 28, 2024 were negatively impacted by net restructuring-related charges and certain other charges totaling $88.4 million and $38.0 million, respectively, which had an after-tax effect of reducing net income by $69.9 million and $30.7 million, respectively.
Net Income per Diluted Share.    Net income per diluted share increased to $12.66 for the nine months ended December 27, 2025, from $9.57 for the nine months ended December 28, 2024. The $3.09 per share increase was primarily driven by the higher level of net income, as previously discussed, and lower weighted-average diluted shares outstanding during the nine months ended December 27, 2025 driven by our share repurchases during the last twelve months. Net income per diluted share for the nine-month periods ended December 27, 2025 and December 28, 2024 were also negatively impacted by $1.12 per share and $0.48 per share, respectively, attributable to net restructuring-related charges and certain other charges, as previously discussed.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of December 27, 2025 and March 29, 2025:

	December 27, 2025	March 29, 2025	$ Change
	(millions)
Cash and cash equivalents	$2,031.9	$1,922.5	$109.4
Short-term investments	218.9	160.5	58.4
Current portion of long-term debt(a)	—	(399.7)	399.7
Long-term debt(a)	(1,238.3)	(742.9)	(495.4)
Net cash and short-term investments	$1,012.5	$940.4	$72.1
Equity	$2,888.4	$2,588.5	$299.9

(a)See Note 9 to the accompanying consolidated financial statements for discussion of the carrying values of our debt.
The increase in our net cash and short-term investments position at December 27, 2025 as compared to March 29, 2025 was primarily due to our operating cash flows of $1.009 billion and the favorable effect of exchange rate changes of $61.9 million primarily related to our cash and cash equivalents, partially offset by our use of cash to support Class A common stock repurchases of $473.4 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to invest in our business through $356.7 million in capital expenditures, and to make dividend payments of $161.3 million.
The increase in our equity was attributable to our comprehensive income and the net impact of stock-based compensation arrangements, partially offset by our share repurchase activity and dividends declared during the nine months ended December 27, 2025.
Cash Flows
The following table details our cash flows for the nine-month periods ended December 27, 2025 and December 28, 2024:

	Nine Months Ended
	December 27, 2025	December 28, 2024	$ Change
	(millions)
Net cash provided by operating activities	$1,008.9	$1,112.9	$(104.0)
Net cash used in investing activities	(402.3)	(224.4)	(177.9)
Net cash used in financing activities	(558.5)	(571.2)	12.7
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	61.9	(40.9)	102.8
Net increase in cash, cash equivalents, and restricted cash	$110.0	$276.4	$(166.4)
Net Cash Provided by Operating Activities.    Net cash provided by operating activities was $1.009 billion during the nine months ended December 27, 2025, as compared to $1.113 billion during the nine months ended December 28, 2024. The $104.0 million net decrease in cash provided by operating activities was due to a net unfavorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period, partially offset by an increase in net income before non-cash charges.
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

•an unfavorable change in income tax receivables and payables due to higher tax payments in connection with certain non-routine tax transactions and the higher level of pretax income, as well as the timing of tax payments; and
•an unfavorable change in inventory driven by timing of inventory receipts, as well as higher product and freight costs.
Net Cash Used in Investing Activities.    Net cash used in investing activities was $402.3 million during the nine months ended December 27, 2025, as compared to $224.4 million during the nine months ended December 28, 2024. The $177.9 million net increase in cash used in investing activities was primarily driven by:
•a $220.4 million increase in capital expenditures. During the nine months ended December 27, 2025, we spent $356.7 million on capital expenditures, as compared to $136.3 million during the nine months ended December 28, 2024. Our capital expenditures during the nine months ended December 27, 2025 primarily related to the purchase of real estate, store openings and renovations, corporate office renovations, and enhancements to our information technology systems.
This increase in cash used in investing activities was partially offset by:
•a $39.2 million decrease in purchases of investments, less proceeds from sales and maturities of investments. During the nine months ended December 27, 2025, we made net investment purchases of $50.1 million, as compared to $89.3 million during the nine months ended December 28, 2024.
Over the course of Fiscal 2026, we expect to spend approximately 4% to 5% of net revenues on capital expenditures, primarily related to purchases of real estate, store openings and renovations, a continuation of our corporate office renovations, and enhancements to our information technology systems (including those related to our Next Generation Transformation project).
Net Cash Used in Financing Activities.    Net cash used in financing activities was $558.5 million during the nine months ended December 27, 2025, as compared to $571.2 million during the nine months ended December 28, 2024. The $12.7 million net decrease in cash used in financing activities was primarily driven by:
•a $98.2 million net increase in cash proceeds from the issuance of debt, less debt repayments. During the nine months ended December 27, 2025, we received $498.2 million in proceeds from our issuance of the 5.000% Senior Notes (as defined below), a portion of which was used to repay $400 million of the 3.750% Senior Notes (as defined below) that matured in September 2025. On a comparative basis, during the nine months ended December 28, 2024, we did not issue or repay any debt.
This decrease in cash used in financing activities was partially offset by:
•a $68.8 million increase in cash used to repurchase shares of our Class A common stock. During the nine months ended December 27, 2025, we used $350.1 million to repurchase shares of our Class A common stock pursuant to our common stock repurchase program, and an additional $123.3 million in shares of our Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our long-term stock incentive plans. On a comparative basis, during the nine months ended December 28, 2024, we used $348.5 million to repurchase shares of our Class A common stock pursuant to our common stock repurchase program, and an additional $56.1 million in shares of our Class A common stock were surrendered or withheld for taxes.

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
During the nine months ended December 27, 2025, we generated $1.009 billion of net cash flows from our operations. As of December 27, 2025, we had $2.251 billion in cash, cash equivalents, and short-term investments, of which $1.670 billion were held by our subsidiaries domiciled outside the U.S. We are not dependent on foreign cash to fund our domestic operations. Undistributed foreign earnings generated on or before December 31, 2017 that were subject to the one-time mandatory transition tax in connection with U.S. tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA") are not considered to be permanently reinvested and may be repatriated to the U.S. in the future with minimal or no additional U.S. taxation. We intend to permanently reinvest undistributed foreign earnings generated after December 31, 2017 that were not subject to the one-time mandatory transition tax. However, if our plans change and we choose to repatriate post-2017 earnings to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.
The following table presents the total availability, borrowings outstanding, and remaining availability under our credit and overdraft facilities and Commercial Paper Program as of December 27, 2025:

	December 27, 2025
Description(a)	Total Availability	Borrowings Outstanding		Remaining Availability
	(millions)
Global Credit Facility and Commercial Paper Program(b)	$750	$10	(c)	$740
Pan-Asia Credit Facilities	34	—		34
Japan Overdraft Facility	32	—		32

(a)As defined in Note 9 to the accompanying consolidated financial statements.
(b)Borrowings under the Commercial Paper Program are supported by the Global Credit Facility. Combined borrowings under the Commercial Paper Program and the Global Credit Facility are limited to $750 million.
(c)Represents outstanding letters of credit for which we were contingently liable under the Global Credit Facility as of December 27, 2025.
We believe that the Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of December 27, 2025, there were six financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 25%. In accordance with the terms of the agreement, we have the ability to expand our borrowing availability under the Global Credit Facility to $1.500 billion through the full term of the facility, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments.
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
Our sources of liquidity are used to fund our ongoing cash requirements, including working capital requirements, global retail store and digital commerce expansion, construction and renovation of shop-within-shops, investment in infrastructure, including technology, dividend payments, debt repayments, Class A common stock repurchases, settlement of contingent liabilities (including uncertain tax positions), and other corporate activities, including our restructuring actions. We believe that our existing sources of cash, the availability under our credit facilities, and our ability to access capital markets will be sufficient to support our operating, capital, and debt service requirements for the foreseeable future, the ongoing development of our businesses, and our plans for further business expansion. However, prolonged periods of adverse economic conditions or business disruptions in any of our key regions, or a combination thereof, such as those resulting from pandemic diseases and other catastrophic events, could impede our ability to pay our obligations as they become due or return value to our shareholders, as well as delay previously planned expenditures related to our operations.
See Note 9 to the accompanying consolidated financial statements and Note 11 of the Fiscal 2025 10-K for additional information relating to our credit facilities.
Supplier Finance Program
We support a voluntary supplier finance program which provides certain of our inventory suppliers the opportunity, at their sole discretion, to sell their receivables due from us (which generally have 90-day payment terms) to a participating financial institution for a discounted payment amount made earlier than the payment terms stipulated between us and the supplier. Our vendor payment terms and amounts due are not impacted by a supplier's decision to participate in the program. We have not pledged any assets and do not provide guarantees under the supplier finance program. Our payment obligations outstanding under our supplier finance program were $230.7 million and $181.0 million as of December 27, 2025 and March 29, 2025, respectively, and were recorded within accounts payable in the consolidated balance sheets.
Debt and Covenant Compliance
In August 2018, we completed a registered public debt offering and issued a $400 million aggregate principal amount of unsecured senior notes that were due and repaid on September 15, 2025 with cash on hand, which bore interest at a fixed rate of 3.750%, payable semi-annually (the "3.750% Senior Notes"). In June 2020, we completed another registered public debt offering and issued a $500 million aggregate principal amount of unsecured senior notes that were due and repaid on June 15, 2022 with cash on hand, which bore interest at a fixed rate of 1.700%, payable semi-annually (the "1.700% Senior Notes"), and a $750 million aggregate principal amount of unsecured senior notes due June 15, 2030, which bear interest at a fixed rate of 2.950%, payable semi-annually (the "2.950% Senior Notes"). In June 2025, we completed another registered public debt offering and issued a $500 million aggregate principal amount of unsecured senior notes due June 15, 2032, which bear interest at a fixed rate of 5.000%, payable semi-annually (the "5.000% Senior Notes").
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
We have a credit facility that provides for a $750 million senior unsecured revolving line of credit through June 30, 2028, which is available for working capital needs, capital expenditures, certain investments, general corporate purposes, and for funding acquisitions, as well as used to support the issuance of letters of credit and the maintenance of the Commercial Paper Program (the "Global Credit Facility"). Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and certain other currencies, including Euros, Hong Kong Dollars, and Japanese Yen. We have the ability to expand the borrowing availability under the Global Credit Facility to $1.500 billion, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility.
The Global Credit Facility contains a number of covenants, as described in Note 9 to the accompanying consolidated financial statements. As of December 27, 2025, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility. The Pan-Asia Borrowing Facilities do not contain any financial covenants.
See Note 9 to the accompanying consolidated financial statements and Note 11 of the Fiscal 2025 10-K for additional information relating to our debt and covenant compliance.
Common Stock Repurchase Program
On May 15, 2025, our Board of Directors approved an expansion of our existing common stock repurchase program that allows us to repurchase up to an additional $1.500 billion of our Class A common stock, excluding related excise taxes. As of December 27, 2025, the remaining availability under our common stock repurchase program was approximately $1.502 billion. Repurchases of shares of our Class A common stock are subject to overall business and market conditions.
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
Material Cash Requirements
In June 2025, we completed a $500 million registered public debt offering of 5.000% Senior Notes due June 15, 2032 (see Note 9 to the accompanying consolidated financial statements). Our remaining aggregate interest obligation related to this debt as of December 27, 2025 was approximately $163 million, with interest coupons payable semi-annually.
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
Given our use of derivative instruments, we are exposed to the risk that the counterparties to such contracts will fail to meet their contractual obligations. To mitigate such counterparty credit risk, it is our policy to only enter into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. Our established policies and procedures for mitigating credit risk include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties, when possible, to further mitigate credit risk. As a result of the above considerations, we do not believe that we are exposed to undue concentration of counterparty risk with respect to our derivative contracts as of December 27, 2025. Further, our derivative instruments, held across seven creditworthy financial institutions, were all in net liability positions by counterparty as of December 27, 2025.
Foreign Currency Risk Management
We manage our exposure to changes in foreign currency exchange rates using forward foreign currency exchange and cross-currency swap contracts. Refer to Note 11 to the accompanying consolidated financial statements for a summary of the notional amounts and fair values of our outstanding forward foreign currency exchange and cross-currency swap contracts, as well as the impact on earnings and other comprehensive income of such instruments as of December 27, 2025.
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
Investment Risk Management
As of December 27, 2025, we had cash and cash equivalents on-hand of $2.032 billion, consisting of deposits in interest bearing accounts, investments in money market deposit accounts, and investments in time deposits with original maturities of 90 days or less. Our other significant investments included $218.9 million of short-term investments, consisting of investments in time deposits with original maturities greater than 90 days.
We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed in Note 3 to the accompanying consolidated financial statements. Our investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in our investment policy. See Note 11 to the accompanying consolidated financial statements for further detail of the composition of our investment portfolio as of December 27, 2025.
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
We carried out an evaluation based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our principal executive and principal financial officers have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of December 27, 2025.
There has been no change in the Company's internal control over financial reporting during the fiscal quarter ended December 27, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
No shares of the Company's Class B common stock were converted into Class A common stock during the three months ended December 27, 2025.
(b)     Not Applicable
(c)Stock Repurchases
The following table summarizes repurchases of shares of the Company's Class A common stock during the three months ended December 27, 2025:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(a)
					(millions)
September 28, 2025 to October 25, 2025	—		$—	—	$1,539
October 26, 2025 to November 29, 2025	4,880		319.87	4,880	1,537
November 30, 2025 to December 27, 2025	100,377	(b)	358.19	98,997	1,502
	105,257			103,877

(a)On May 15, 2025 the Company's Board of Directors approved an expansion of the common stock repurchase program that allows the Company to repurchase up to an additional $1.500 billion of Class A common stock. Repurchases of shares of the Company's Class A common stock are subject to overall business and market conditions.
(b)Includes 1,380 shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.

Item 5.    Other Information.
During the three months ended December 27, 2025, none of our directors or officers (as defined in Item 408 of Regulation S-K of the Securities Exchange Act) adopted or terminated "Rule 10b5-1 trading arrangements" (as defined in Item 408 of Regulation S-K of the Exchange Act) other than Patrice Louvet, President and Chief Executive Officer, who adopted a new Rule 10b5-1 trading arrangement on November 10, 2025. Mr. Louvet's trading arrangement provides for the sale of up to an aggregate of 47,000 shares of Class A common stock until May 10, 2026.
There were no "non-Rule 10b5-1 trading arrangements" (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted or terminated during the three months ended December 27, 2025 by our directors and officers.
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

Date: February 5, 2026

