Form 10-K
period 2026-03-28
RALPH LAUREN CORP
filed 2026-05-21
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended March 28, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).          Yes ☐ No ☑
The aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant was approximately $11.943 billion as of September 26, 2025, the last business day of the registrant's most recently completed second fiscal quarter based on the closing price of the common stock on the New York Stock Exchange.
At May 15, 2026, 37,635,070 shares of the registrant's Class A common stock, $.01 par value and 21,881,276 shares of the registrant's Class B common stock, $.01 par value were outstanding.
Part III incorporates by reference information from certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended March 28, 2026.

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
•the impact to our business resulting from the potential imposition of additional tariffs, duties, or taxes, changes to existing trade agreements, and other charges or barriers to trade, including those recently imposed by the U.S. following the U.S. Supreme Court ruling against the tariffs previously announced under the authority of the International Emergency Economic Powers Act ("IEEPA") and resulting potential refund status of the IEEPA tariffs, any retaliatory measures implemented by impacted countries, and any related impact to global stock markets, foreign currency exchange rates, and existing inflationary pressures, as well as our ability to implement mitigating sourcing strategies;
•the potential impact to our business resulting from inflationary pressures, including increases in the costs of raw materials, transportation, wages, healthcare, and other benefit-related costs;
•the impact of economic, political, and other conditions on us, our customers, suppliers, vendors, and lenders, including potential business disruptions related to ongoing military conflicts taking place in various parts of the world, most notably the conflicts involving Iran and other ongoing hostilities in the Middle East, civil and political unrest, diplomatic tensions between the U.S. and other countries and any resulting anti-American sentiment, high interest rates, and bank failures, among other factors described herein;
•the impact to our business resulting from a prolonged slowdown in economic conditions or changes in consumers' ability, willingness, or preferences to purchase discretionary items and luxury retail products, which tends to decline during periods of economic weakness, and our ability to accurately forecast consumer demand, the failure of which could result in either a build-up or shortage of inventory;
•the potential impact to our business resulting from supply chain disruptions, including those caused by capacity constraints, closed factories and/or labor shortages (stemming from pandemic diseases, labor disputes, strikes, or otherwise), man-made or natural disasters, scarcity of raw materials, port congestion, and scrutiny or detention of goods produced in certain territories resulting from laws, regulations, or trade restrictions, such as those imposed by the Uyghur Forced Labor Prevention Act ("UFLPA") or the Countering America's Adversaries Through Sanctions Act ("CAATSA"), which could result in shipment approval delays leading to inventory shortages and lost sales, as well as potential shipping delays, inventory shortages, and/or higher freight and other operating costs resulting from port strikes, the recent Red Sea crisis, disruptions to major waterways such as the Suez and Panama canals and the Strait of Hormuz, and/or increases in oil and other energy prices;
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
•the potential impact on our business arising from developments and operational risks related to the implementation of artificial intelligence technologies and associated evolving regulatory requirements;
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
•our ability to achieve anticipated operating enhancements and cost reductions from our strategic initiatives and restructuring plans, as well as the resulting impact to our business, which may be dilutive to our earnings in the short term;
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
In this Form 10-K, references to "Ralph Lauren," "ourselves," "we," "our," "us," and the "Company" refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. Due to the collaborative and ongoing nature of our relationships with our licensees, such licensees are sometimes referred to in this Form 10-K as "licensing alliances." Our fiscal year ends on the Saturday closest to March 31. All references to "Fiscal 2027" represent the 53-week fiscal year ending April 3, 2027. All references to "Fiscal 2026" represent the 52-week fiscal year ended March 28, 2026. All references to "Fiscal 2025" represent the 52-week fiscal year ended March 29, 2025. All references to "Fiscal 2024" represent the 52-week fiscal year ended March 30, 2024.
PART I
Item 1.    Business.
General
Founded in 1967 by Mr. Ralph Lauren, we are a global leader in the design, marketing, and distribution of luxury lifestyle products, including apparel, handbags, footwear & accessories, fragrances, home, and hospitality. For nearly 60 years, Ralph Lauren has sought to inspire the dream of a better life through authenticity and timeless style. Our long-standing reputation and distinctive image have been developed across a wide range of products, brands, distribution channels, and international markets. We believe that our global reach, breadth of lifestyle product offerings, and multi-channel distribution network are unique among luxury and apparel companies.
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
Our global reach is extensive, as we sell directly to customers throughout the world via our 594 retail stores and 644 concession-based shop-within-shops, as well as through our own digital commerce sites and those of various third-party digital partners. Merchandise is also available through our wholesale distribution channels at approximately 9,500 doors worldwide, the majority in specialty stores, as well as through the digital commerce sites of many of our wholesale customers. In addition to our directly-operated stores and shops, our international licensing partners operate 135 stores.
We have been controlled by the Lauren family since the founding of our Company. As of March 28, 2026, Mr. R. Lauren, or entities controlled by the Lauren family, held approximately 85% of the voting power of the Company's outstanding common stock.
Objectives and Opportunities
Our purpose is to inspire the dream of a better life through authenticity and timeless style. We believe that our size and the global scope of our operations provide us with design, sourcing, and distribution synergies across our business. Our core strengths include a portfolio of luxury lifestyle products spanning across five categories: Apparel, Handbags, footwear & accessories, Fragrances, Home, and Hospitality; a well-diversified global multi-channel distribution network; an investment philosophy supported by a strong balance sheet; and an experienced management team. Despite the various risks and uncertainties associated with the current global economic environment, as discussed further in Item 7 — "Management's Discussion and Analysis of Financial Condition and Results of Operations — Global Economic Conditions and Industry Trends," we believe our core strengths will allow us to effectively execute our long-term growth strategy.
During our September 2025 Investor Day, we introduced our current 3-year long-term growth strategy for Fiscal 2026 to Fiscal 2028, which is presented below:

Next Great Chapter: *Drive*

OUR PURPOSE

THE RL WAY

"Love what you do, be passionate, work hard, work together, take risks, stay real, never compromise, aspire to the best."

CULTURAL FOCUS AREAS

Keep the Consumer at the Center | Focus on what Matters Most | Embrace an Enterprise Mindset | Straight Talk & Embrace All Voices

STRATEGIC GROWTH DRIVERS

Elevate & Energize Our Lifestyle Brand	Drive the Core & Expand for More	Win in Key Cities With Our Consumer Ecosystem

OUR ENABLERS

- Engaged & Empowered Teams
- Industry-Leading Operations
- Superior Technology
- Resilient Partners
- Powerful Balance Sheet

Global Citizenship and Sustainability
Our Global Citizenship & Sustainability work focuses on enhancing the resilience of the teams, communities, partners and natural resources that are essential to our business. Timeless by Design is our intentional approach to driving positive impact across our value chain. Building on the meaningful progress made over the past several years, the next phase of our strategy, Timeless by Design 2030, advances our efforts with a focus on four pillars: Partner for Impact, Protect Natural Resources, Engage & Enable Teams, and Care for Communities.
1.Partner for Impact
Our supply chain efforts integrate risk assessment, monitoring, remediation, capability building and stakeholder engagement. We seek to strengthen supplier relationships, increase transparency and traceability, advance empowerment and life-skills programs for the people who make our products and ensure systems are in place to deliver fair and timely compensation. We also collaborate with industry partners and other stakeholders to address shared challenges, including supply chain decarbonization and responsible sourcing. We have established targets to reduce greenhouse gas emissions across our operations and supply chain and to improve water-use efficiency, particularly in water‑stressed basins.
2.Protect Natural Resources
Our business depends on long-term access to natural resources, including raw materials and water. We seek to advance efforts to enhance the resilience of natural resources and reduce our environmental impact and sourcing risk.
Our approach includes work related to soil health, waste management, circularity, chemical management and biodiversity. We work to minimize waste and divert materials from landfill and incineration, and we are committed to the responsible management of chemicals used in our products and processes.
We also work to address key climate and nature-related impacts of natural materials, including cotton and other plant and animal-based textiles. We source materials that meet defined preferred attributes and engage partners to improve soil health and strengthen land management and animal welfare practices. As part of our integrated biodiversity approach, we are focusing on the most pressing nature issues for the Company — water quality, soil health and biodiversity — and aligning these efforts with our goals related to climate, water stewardship and chemical management.
3.Engage & Enable Teams
Our people are central to our success. We work to create an environment where everyone feels valued and teams can harness their passion and creativity to inspire our customers to dream in a way that only Ralph Lauren can. We do this through opportunities for growth and development, supporting their well-being and by fostering a culture of belonging — creating an employee experience that attracts and retains the industry's best talent.
Our approach to belonging and equity prioritizes open dialogue by amplifying all perspectives through year-round heritage events and structured programming. We also provide comprehensive benefits and wellness offerings that support employees' physical, emotional, social and financial well‑being, helping our teams thrive and contribute to the long-term success of the Company. To build a strong, connected global team, our career framework supports our growth through learning and development experiences, including the Ralph Lauren Mentoring Program, workshops and e-learnings. We track our progress through our annual employee survey, with a continued focus on maintaining a high-performing score.
4.Care for Communities
We work to uplift the communities we serve globally through philanthropic giving, employee volunteering and strategic partnerships that advance opportunities to enable the dream of a better life for all. Our community efforts include contributions made by the Company to the The Ralph Lauren Corporate Foundation and other non-profit charitable organizations, as well as employee‑led volunteer initiatives.
A central focus of our community engagement is Pink Pony, our long‑standing initiative in the fight against cancer, supporting programs for research, screenings, early diagnosis, treatment, education and patient navigation. Additionally, our Community Outreach & Impact and Ralph Lauren Gives Back programs drive our work to care for the communities we serve.

Our most recently published Global Citizenship & Sustainability Report covering Fiscal 2025 may be found on our corporate website at https://corporate.ralphlauren.com/citizenship-and-sustainability. Our Global Citizenship & Sustainability Report covering Fiscal 2026 is expected to be released in September 2026. The content of our sustainability reports is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC. See Item 1A — "Risk Factors — Risks Related to Citizenship and Sustainability Issues."
Recent Developments
Next Generation Transformation Project
We began a multi-year global project in Fiscal 2024 that is expected to significantly transform the way in which we operate our business and further enable our long-term strategic pivot towards a global direct-to-consumer-oriented model (the "Next Generation Transformation project" or "NGT project"). The NGT project is expected to continue over the next several years, with implementation expected to occur in phases by region and/or capability, and involves the redesigning of certain end-to-end processes and the implementation of a suite of technology systems on a global scale. Such efforts are expected to result in significant process improvements and the creation of synergies across core areas of operations, as well as financial planning and reporting, better enabling us to optimize inventory levels and increase the speed with which we react to changes in consumer demand across markets, among other benefits.
During Fiscal 2026, we continued to advance key workstreams under the NGT project including completion of global design templates that support our core enterprise resource planning platform and related processes, automating certain distribution center operations, and progressing the global roll-out of merchandise allocation and long-range demand planning tools.
In connection with the NGT project, we incurred other charges of $83.9 million, $25.2 million, and $5.1 million during Fiscal 2026, Fiscal 2025, and Fiscal 2024, respectively, which were recorded within restructuring and other charges, net in the consolidated statements of operations.
Our Brands and Products
Our products, which include apparel and handbags, footwear & accessories for men, women, and children, as well as our fragrance and home collections, together with our hospitality portfolio, comprise one of the most widely recognized families of consumer brands. Reflecting a distinctive American perspective, we have been an innovator in aspirational lifestyle branding and believe that, under the direction of internationally renowned designer Mr. Ralph Lauren, we have had a considerable influence on the way people dress and the way that fashion is advertised throughout the world.
We combine consumer insight with our design, marketing, and imaging skills to offer, along with our licensing alliances, broad lifestyle product collections with a unified vision:
•Apparel — Our apparel products include extensive collections of men's, women's, and children's clothing, which are sold under various brand names, including Ralph Lauren Collection, Ralph Lauren Purple Label, Double RL, Polo Ralph Lauren, Lauren Ralph Lauren, Polo Sport, RLX Ralph Lauren, Polo Ralph Lauren Children, and Chaps, among others.
•Handbags, Footwear & Accessories — Our women's handbag collections embody the brand's commitment to timeless luxury and exceptional craftsmanship, created to be both functional and aspirational while upholding our heritage of quality and sophistication. Our range of handbags, footwear & accessories encompasses men's, women's, and children's, including handbags, casual shoes, dress shoes, boots, sneakers, sandals, eyewear, watches, fashion and fine jewelry, scarves, hats, gloves, umbrellas, luggage, small leather goods, and belts, which are sold under our Ralph Lauren Collection, Ralph Lauren Purple Label, Double RL, Polo Ralph Lauren, Lauren Ralph Lauren, RLX Ralph Lauren, Polo Ralph Lauren Children, and Chaps brands.
•Fragrance — Our fragrance offerings capture the essence of Ralph Lauren's men's and women's brands with numerous labels, designed to appeal to a variety of audiences. Women's fragrance products are sold under our Romance Collection, and Ralph Collection. Men's fragrance products are sold under our Ralph's Club, Purple Label, Polo Blue, Polo Red, Polo Green, Polo Black, Polo 67, Safari, Polo Sport, and Big Pony Men's brands. Our fragrance offerings also include Polo Earth, a gender-neutral fragrance designed with sustainability in mind, made of 97% natural-origin ingredients.

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
2.Polo Ralph Lauren — Our Polo Ralph Lauren group includes:
Polo Ralph Lauren. Men's Polo embodies the spirit of authenticity and timeless style inspired by the way men live, allowing them to express their individuality and personal style. Heritage preppy icons like oxford shirts, chinos, and mesh polos are combined with signature tailored clothing. Sport-inspired silhouettes, utility icons and sophisticated modern sportswear round out the collection's needs for all of our consumers. Women's Polo is the reference point for warm, joyful, refined American style for women all around the world. Polo Sport remains inspired by its origin story combining streetwear codes through the lens of sport style. Polo's signature aesthetic includes our renowned polo player logo. Men's and Women's Polo apparel and footwear & accessories are available in Ralph Lauren stores around the world, better department and specialty stores, and online at our Ralph Lauren digital commerce sites, including RalphLauren.com.

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
RLX Ralph Lauren. RLX is the leading edge of Ralph Lauren's performance and activewear. Comprised of functional apparel that address the performance needs of a modern active lifestyle, RLX includes men's and women's apparel and accessories that represent Ralph Lauren's belief that things that are purposefully designed and made of the highest quality achieve a timeless elegance. Our RLX products are tested and worn by top-ranked professional golfers. With a sharpened focus on the needs of the modern player but rooted in the rich design tradition of Ralph Lauren, we offer Golf-focused collections that combine state-of-the-art performance wear with luxurious finishing touches. Our Golf collections are available in select Ralph Lauren stores, exclusive private clubs and resorts, and online at RalphLauren.com.
Pink Pony. The Pink Pony campaign is our worldwide initiative in the fight against cancer. In the U.S., a percentage of sales from Pink Pony products benefit the Pink Pony Fund of The Ralph Lauren Corporate Foundation, which supports cancer-related programs for early diagnosis, education, treatment, and research, and is dedicated to bringing patient navigation and quality cancer care to medically underserved communities. Internationally, a network of local cancer charities around the world benefit from the sale of Pink Pony products. Pink Pony consists of dual gender sportswear and accessories. Pink Pony items feature our iconic polo player — a symbol of our commitment to the fight against cancer. Pink Pony is available at select Ralph Lauren stores and online at our Ralph Lauren digital commerce sites, including RalphLauren.com. Pink Pony is also available at select wholesale partners' stores and digital commerce sites.
3.Lauren Ralph Lauren — Our Lauren group includes:
Lauren Ralph Lauren. Lauren for women combines aspirational timeless style with modern femininity in a lifestyle collection of sportswear, denim, and dresses, as well as handbags, footwear & accessories. Lauren for women is available in select department stores around the world and online at select digital commerce sites, including RalphLauren.com.
Lauren Home. Lauren Home collection includes accessibly-priced, timeless bath and bedding collections, as well as lighting and floor coverings. The collection is built upon an assortment of essentials that is designed to be mixed with seasonal updates, all rooted in the brand's classic style.
4.Chaps — Chaps celebrates real American style, delivering classic collections updated for modern lifestyles for men, women, children and home. The modern lifestyle collection offers versatile sportswear, workday essentials, tailored clothing, and occasion dresses that are wearable from season to season. Chaps is available in select department stores and mass merchant stores, as well as their digital commerce sites across the U.S., Canada, and Mexico.
Our Segments
We organize our business into the following three reportable segments:
•North America — Our North America segment, representing approximately 41% of our Fiscal 2026 net revenues, primarily consists of sales of our Ralph Lauren branded apparel, handbags, footwear & accessories, home, and related products made through our retail and wholesale businesses primarily in the U.S. and Canada. In North America, our retail business is primarily comprised of our Ralph Lauren stores, our outlet stores, and our digital commerce sites, www.RalphLauren.com and www.RalphLauren.ca. Our wholesale business in North America is comprised primarily of sales to department stores and, to a lesser extent, specialty stores.
•Europe — Our Europe segment, representing approximately 31% of our Fiscal 2026 net revenues, primarily consists of sales of our Ralph Lauren branded apparel, handbags, footwear & accessories, home, and related products made through our retail and wholesale businesses in Europe and emerging markets. In Europe, our retail business is primarily comprised of our Ralph Lauren stores, our outlet stores, our concession-based shop-within-shops, and our various digital commerce sites. Our wholesale business in Europe is comprised primarily of a varying mix of sales to both department stores and specialty stores, depending on the country, as well as to various third-party digital and licensee partners.
•Asia — Our Asia segment, representing approximately 26% of our Fiscal 2026 net revenues, primarily consists of sales of our Ralph Lauren branded apparel, handbags, footwear & accessories, home, and related products made through our retail and wholesale businesses in Asia, Australia, and New Zealand. Our retail business in Asia is primarily comprised of our Ralph Lauren stores, our outlet stores, our concession-based shop-within-shops, and our various digital commerce sites. In addition, we sell our products online through various third-party digital partner commerce sites. Our wholesale business in Asia is comprised primarily of sales to department stores and various third-party digital and licensee partners.
No operating segments were aggregated to form our reportable segments. In addition to these reportable segments, we also have other non-reportable segments, representing approximately 2% of our Fiscal 2026 net revenues, which primarily consist of Ralph Lauren and Chaps branded royalty revenues earned through our global licensing alliances.
This segment structure is consistent with how we establish our overall business strategy, allocate resources, and assess performance of our Company.
Approximately 59% of our Fiscal 2026 net revenues were earned outside of the U.S. See Note 19 to the accompanying consolidated financial statements for a summary of net revenues by segment and by geographic location, as well as additional financial metrics by segment.
Our Retail Business
Our retail business sells directly to customers throughout the world via our 594 retail stores and 644 concession-based shop-within-shops, totaling approximately 4.1 million and 0.7 million square feet, respectively, as well as through our own digital commerce sites and those of various third-party digital partners. We operate our business using a global omni-channel retailing strategy that seeks to deliver an integrated shopping experience with a consistent message of our brands and products to our customers, regardless of whether they are shopping for our products in physical stores or online. We also continue to scale and expand our Online to Offline capabilities to enhance the consumer experience, which include Online Appointment Bookings, Digital Clienteling, Endless Aisle, Buy Online-Ship from Store, Buy Online-Pick Up in Store, Same-Day Delivery, and Mobile Point of Sale and contactless payments, among other capabilities.
Ralph Lauren Stores
Our Ralph Lauren stores feature a broad range of apparel, handbags, footwear & accessories, watch and jewelry, fragrance, and home product assortments in an atmosphere reflecting the distinctive attitude and image of the Ralph Lauren, Polo, and Double RL brands, including exclusive merchandise that is not sold in department stores. During Fiscal 2026, we opened 48 new Ralph Lauren stores and closed 13 stores. Our Ralph Lauren stores are primarily situated in major upscale street locations and upscale regional malls, generally in large urban markets.
The following table presents the number of Ralph Lauren stores by segment as of March 28, 2026:

Ralph Lauren Stores
North America	53
Europe	57
Asia	177
Total	287
Our 9 flagship Ralph Lauren regional store locations showcase our iconic styles and products and demonstrate our most refined merchandising techniques. In addition to generating sales of our products, our worldwide Ralph Lauren stores establish, reinforce, and capitalize on the image of our brands and lifestyle experience. Our Ralph Lauren stores range in size from approximately 400 to 37,900 square feet.

Outlet Stores
We extend our reach to additional consumer groups through our outlet stores worldwide, which are principally located in major outlet centers. Our worldwide outlet stores offer selections of our apparel, handbags, footwear & accessories, and fragrances. In addition to these product offerings, certain of our worldwide outlet stores offer home product assortments. During Fiscal 2026, we opened 11 new outlet stores and closed 16 stores.
The following table presents the number of outlet stores by segment as of March 28, 2026:

Outlet Stores
North America	166
Europe	54
Asia	87
Total	307
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
The following table presents the number of concession-based shop-within-shops by segment as of March 28, 2026:

Concession-based Shop-within-Shops
North America	—
Europe	29
Asia	615
Total(a)	644

(a)     Our concession-based shop-within-shops were located at approximately 300 retail locations.
The size of our concession-based shop-within-shops ranges from approximately 100 to 5,500 square feet. We may share in the cost of building out certain of these shop-within-shops with our department store partners.
Directly-Operated Digital Commerce Websites
In addition to our stores, our retail business sells products online in North America, Europe, and Asia through our various directly-operated digital commerce sites, which include www.RalphLauren.com, among others. We continue to expand accessibility to our digital flagships globally while localizing language, currencies, payment methods, product assortments, and content. We also sell our products online through various third-party digital partner commerce sites, primarily in Asia, as well as through our Ralph Lauren app in the U.S. and Canada.
Our Ralph Lauren digital commerce sites offer our customers access to a broad array of Ralph Lauren, Double RL, Polo, and Lauren apparel, handbags, footwear & accessories, watch and jewelry, fragrance, and home product assortments, and reinforce the luxury image of our brands. While investing in digital commerce operations remains a primary focus, it is an extension of our investment in the integrated omni-channel strategy used to operate our overall retail business, in which our digital commerce operations are interdependent with our physical stores.

Our Wholesale Business
Our wholesale business sells our products globally primarily to major department stores, specialty stores, and golf and pro shops, as well as to various third-party digital partners. We have continued to focus on elevating our brand by improving in-store product assortment and presentation, as well as full-price sell-throughs to consumers. As of the end of Fiscal 2026, our wholesale products were sold through approximately 9,500 doors worldwide, with the majority in specialty stores. Our products are also increasingly being sold through the digital commerce sites of many of our traditional wholesale customers and our third-party digital partners.
The primary product offerings sold through our wholesale channels of distribution include apparel, handbags, footwear & accessories, and home product assortments. Our luxury brands, including Ralph Lauren Collection and Ralph Lauren Purple Label, are distributed worldwide through a limited number of premier fashion retailers. In North America, our wholesale business is comprised primarily of sales to department stores, and to a lesser extent, specialty stores. In Europe, our wholesale business is comprised primarily of a varying mix of sales to both department stores and specialty stores, depending on the country, as well as to various third-party digital partners. In Asia, our wholesale business is comprised primarily of sales to department stores and various third-party digital partners. We also distribute our wholesale products to certain licensed stores operated by our partners in Asia, Europe, Latin America, and emerging markets.
We sell most of our excess and out-of-season products through secondary distribution channels worldwide, including our retail outlet stores.
Wholesale Distribution Channels
The following table presents by segment the approximate number of our primary full-price wholesale doors of distribution as of March 28, 2026:

Doors
North America	3,050
Europe	5,700
Asia	750
Total	9,500
In addition to our conventional wholesale doors, our products are increasingly being sold through the websites of many of our traditional wholesale customers, as well as those of our third-party digital partners. As of March 28, 2026, our wholesale business served approximately 110 third-party digital partners, primarily in Europe.
We have three key wholesale customers that generate significant sales volume. During Fiscal 2026, sales to our three largest wholesale customers accounted for approximately 11% of our total net revenues. Approximately 70% of sales to our three largest wholesale customers related to our North America segment and approximately 30% related to our Europe segment.
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
The following table presents by segment the approximate number of shop-within-shops in our primary full-price distribution network as of March 28, 2026:

Shop-within-Shops
North America	5,850
Europe	6,900
Asia	1,050
Total	13,800

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
Product Licensing
We grant our product licensees the right to access our various trademarks in connection with the licensees' manufacture and sale of designated products, such as certain apparel categories, footwear, accessories, eyewear, fragrances, and home furnishings. Each product licensing partner pays us royalties based upon its sales of our products, generally subject to a minimum royalty requirement for the right to use our trademarks and design services. In addition, our licensing partners may be required to allocate a portion of their revenues to advertising our products and sharing in the creative costs associated with these products. Larger allocations typically are required in connection with launches of new products or in new territories. Our license agreements generally have three to five-year terms and may grant the licensees conditional renewal options.
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

The following table lists our largest licensing agreements as of March 28, 2026 for the product categories presented. Except as noted in the table, these product licenses cover North America only.

Category	Licensed Products	Licensing Partners
Men's Apparel	Underwear and Sleepwear	Hanesbrands, Inc. (includes Japan and South Korea)
	Chaps	5 Star Apparel LLC (includes South America)
Women's Apparel	Outerwear	S. Rothschild & Co., Inc.
	Sleepwear	Charles Komar and Sons, Inc. (includes Europe and the Middle East)
	Intimates and Sleepwear	Delta Galil (global)
	Chaps	5 Star Apparel LLC (includes South America)
Beauty Products	Fragrances	L'Oreal S.A. (global)
Footwear	Men's and Women's Slippers and Children's Footwear	BBC International LLC (global, excluding Japan and South Korea)
Accessories	Eyewear	Luxottica Group S.p.A. (global)
	Socks and Hosiery	Renfro Corporation
	Socks and Hosiery	Naigai Co., Ltd. (China, Hong Kong, Japan, Macau, South Korea and Taiwan)
Home	Utility and Blankets	Down-lite International, Inc.
	Lighting	Visual Comfort LLC (global)
International Licensed Distribution
Our international licensing partners acquire the right to sell, promote, market, and/or distribute various categories of our products in a given geographic area and source products from us, our product licensing partners, and/or independent sources. International licensees' rights may include the right to own and operate retail stores. As of March 28, 2026, our international licensing partners operated 135 stores.
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
Our directly-operated digital commerce sites and mobile application represent our digital flagships, featuring the most elevated expression of our brands. The strategy for our digital flagships is to deliver distinct and immersive brand experiences, continuously enhance consumer experience, and develop digital content that drives deeper consumer engagement and conversion. We are focused on expanding the reach of our global application across key markets worldwide. We continue to optimize our customer experience globally with the introduction of numerous features including Ask Ralph, a conversational artificial intelligence ("AI") shopping experience that invites consumers to engage with, and be inspired by, Ralph Lauren's unique and iconic take on style. In conjunction with introducing new features, we have focused on foundational needs ranging from platform enhancements to technology solutions to operational efficiencies. Driving our long-term growth strategy, we also continue to scale and expand our Online to Offline capabilities to enhance the consumer experience and leverage inventory across direct-to-consumer channels, which include Online Appointment Bookings, Digital Clienteling, Endless Aisle, Buy Online-Ship from Store, Buy Online-Pick up In Store, Same-Day Delivery, and Mobile Point of Sale and contactless payments, among other capabilities.
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
We create distinctive image advertising for our brands, conveying the particular message of each one within the context of the overall Ralph Lauren portfolio. Advertisements often portray a lifestyle rather than a specific item and may include a variety of products offered by us and, in some cases, our licensing partners. Our communication campaigns are increasingly being executed through digital and social media platforms to drive further engagement with the younger consumer. With regard to influencers, we believe in fostering long-term relationships with those who have an authentic connection to our brand and influence the areas of culture that matter most to our audiences. We also continue to advertise through print and outdoor media, and, in some cases, through television and cinema.
Our digital advertising programs focus on high impact and innovative digital media outlets, which allow us to convey our key brand messages and lifestyle positioning. We also develop digital editorial initiatives that allow for deeper education and engagement around the Ralph Lauren lifestyle. We deploy these marketing and advertising initiatives through online, mobile, video, email, and social media. Our digital commerce sites present the Ralph Lauren lifestyle online, while offering a broad array of our apparel, handbags, footwear & accessories, fragrances, home, and hospitality product lines.

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
We also conduct a variety of public relations activities, including fashion presentations in major cities such as New York City, Paris and Milan. Such fashion events, in addition to celebrity dressing occasions, including those related to red carpet events, weddings, and major sporting events, and events hosted in our stores and restaurants, including The Polo Bar in New York City, generate extensive domestic and international media and social coverage.
We are the official outfitter for all on-court officials at the Wimbledon and U.S. Open tennis tournaments. These tournaments provide worldwide exposure for our brand in a relevant lifestyle environment. We also continue to be an Official Outfitter of the U.S. Olympic and Paralympic Teams, providing the Opening and Closing Ceremony Uniform apparel and a collection of Villagewear apparel and accessories available to men, women, and children, with the right to manufacture, distribute, advertise, promote, and sell products in the U.S. Most recently, we dressed Team USA for the 2026 Winter Olympic and Paralympic Games in Milan, Italy and the 2024 Summer Olympic and Paralympic Games in Paris, and we will be dressing the team for the upcoming 2028 Summer Olympic and Paralympic Games in Los Angeles. As part of our involvement with Team USA, we have established a partnership with athletes serving as brand ambassadors and as the faces of our advertising, marketing, and public relations campaigns. We are also an Official Partner for the Professional Golfers' Association of America and the Official Outfitter of the U.S. Ryder Cup Team, as well as a partner of the American Junior Golf Association. We sponsor a roster of professional golfers.
We believe our partnerships with such prestigious global athletic events reinforce our brand's Sport & Style heritage in a truly authentic way and serve to connect our Company and brands to our consumers through their individual areas of passion.
Sourcing, Production and Quality
We contract for the manufacture of our products with suppliers and do not own or operate any production facilities. Approximately 300 different suppliers worldwide produce our apparel, handbags, footwear & accessories, and home products, with no one supplier providing more than 5% of our total products (by dollar value) during Fiscal 2026.
Our Global Sourcing organization closely supervises these suppliers to make our designs per our specifications and standards. Ralph Lauren's Quality Assurance team works with suppliers to ensure best practices are carried out prior to and during production. Compliance to our standards is ensured through our Quality Control requirements and follow-up inspections and reviews. Both the initial Quality Assurance work and the Quality Control requirements ensure merchandise is received at the distribution facilities and shipped to customers with minimal interruption.
Management continually monitors political, economic, social, environmental, trade, and labor risks. We manage our exposure through, among other measures, diversifying production among countries and suppliers and sourcing from countries with trade preferences. In Fiscal 2026, the vast majority of our products (by dollar value) were produced outside of the U.S., primarily in Asia, Europe, and Latin America, with approximately 21% of our products sourced from Vietnam, 16% from Cambodia, and 11% from India. See "Import Restrictions and Other Government Regulations," Item 1A — "Risk Factors — Risks Related to Macroeconomic Conditions — Economic conditions could have a negative impact on our major customers, suppliers, vendors, and lenders, which in turn could materially adversely affect our business," and Item 1A — "Risk Factors — Risks Related to our Business and Operations — Our business is subject to risks associated with importing products and the ability of our manufacturers to produce our goods on time and to our specifications."
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

Competition
Competition is very strong in the segments of the fashion and consumer product industries in which we operate. We compete with an extensive range of designers and manufacturers of apparel, handbags, footwear, accessories, fragrances, and home products, both domestic and international. We also face increasing competition from companies selling our product categories solely through the Internet. Some of our competitors may be significantly larger and have substantially greater resources than us. We compete primarily on the basis of brand strength, timeless style, quality, value, and service, which depend on our ability to:
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

Distribution
To facilitate global distribution, our products are shipped from manufacturers to a network of distribution centers around the world for inspection, sorting, packing, and delivery to our retail locations and digital commerce and wholesale customers. This network includes the following primary distribution facilities:

Facility Location	Geographic Region Serviced	Facility Ownership
N. Pendleton Street, High Point, North Carolina	U.S.	Owned
NC Highway 66, High Point, North Carolina	U.S.	Leased
Toronto, Ontario	Canada	Third-party
Parma, Italy	Europe and Latin America	Third-party
Yokohama, Japan	Japan	Third-party
Bugok, South Korea	South Korea	Leased
Tuen Mun, Hong Kong	China and Southeast Asia(a)	Third-party
Suzhou, China	Mainland China	Third-party

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
We are continually improving and upgrading our computer systems, services, and software. For example, we continue to enhance our solutions for advanced analytics, furthering our use of AI, both predictive and generative, and machine learning for areas such as planning, marketing, and personalization. Our digital commerce enhancements included expanded payment methods, improved search capabilities, more personalized user experiences, and elevated content offerings.
During Fiscal 2026, we continued to advance key workstreams under the Next Generation Transformation project including completion of global design templates that support our core enterprise resource planning platform and related processes, automating certain distribution center operations, and progressing the global roll-out of merchandise allocation and long-range demand planning tools. See Item 1 — "Business — Recent Developments" for further discussion regarding our Next Generation Transformation project.
See Item 1A — "Risk Factors — Risks Related to Information Systems and Data Security."
See Item 1C — "Cybersecurity" for discussion regarding our cybersecurity risk management and strategy, as well as our cybersecurity governance.

Wholesale Credit Control
We manage our own credit function. We sell our merchandise principally to major department stores, specialty stores, and third-party digital partners, and extend credit based on an evaluation of the wholesale customer's financial capacity and condition, usually without requiring collateral. We monitor credit levels and the financial condition of our wholesale customers on a continuing basis to minimize credit risk. We do not factor or underwrite our accounts receivable, nor do we maintain credit insurance to manage the risk of bad debts. In North America, collection and deduction transactional activities are primarily provided through a third-party service provider. See Item 1A — "Risk Factors — Risks Related to our Business and Operations — A substantial portion of our revenue is derived from a limited number of large wholesale customers. Our business could be adversely affected as a result of consolidations, liquidations, restructurings, other ownership changes in the retail industry, and/or any financial instability of our large wholesale customers."
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
As the vast majority of our products are manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations or executive action affecting textile agreements, or changes in sourcing patterns could adversely affect our operations. Where available, we utilize free trade agreements and special trade preference programs to benefit from duty savings programs. See Item 1A — "Risk Factors — Risks Related to Regulatory, Legal, and Tax Matters — Our ability to conduct business globally may be affected by a variety of legal, regulatory, political, and economic risks" and "Risk Factors — Risks Related to our Business and Operations — Our business is subject to risks associated with importing products and the ability of our manufacturers to produce our goods on time and to our specifications."
Apparel and other products sold by us are under the jurisdiction of multiple governmental agencies, including, in the U.S., the Federal Trade Commission, U.S. Customs & Border Protection, the U.S. Fish and Wildlife Service, the Environmental Protection Agency, and the Consumer Products Safety Commission which regulate the quality, safety, and/or labeling of our products. We believe that we are in substantial compliance with these regulations, as well as applicable federal, state, local, and foreign rules and regulations. Our licensed products, licensing partners, buying/sourcing agents, and the vendors and factories with which we contract for the manufacture and distribution of our products are also subject to regulation. Our agreements require our licensing partners, buying/sourcing agents, vendors, and factories to operate in compliance with all applicable laws and regulations, and we are not aware of any violations which could reasonably be expected to have a material adverse effect on our business or operating results.
We are also subject to disclosure and reporting requirements, established under existing or new federal or state laws, such as the requirements to identify the origin and existence of certain "conflict minerals" under the Dodd-Frank Wall Street Reform and Consumer Protection Act, and disclosures of specific actions to eradicate abusive labor practices in our supply chain under the California Transparency in Supply Chains Act. While we require our suppliers to operate in compliance with all applicable laws and our operating guidelines which promote ethical and socially responsible business practices, any violation of labor, environmental, health, and safety or other laws, or any divergence by an independent supplier's labor practices from generally accepted industry standards, could damage our reputation, disrupt our sourcing capabilities, and increase the cost of doing business, adversely affecting our results of operations. See Item 1A — "Risk Factors — Risks Related to Regulatory, Legal, and Tax Matters — Our business could suffer if we fail to comply with labor laws or if one of our manufacturers fails to use acceptable labor or environmental practices."
Although we have not suffered any material restriction from doing business in desirable markets in the past, we cannot assure that significant impediments will not arise in the future as we expand product offerings and introduce additional trademarks to new markets.

Human Capital
Our purpose to inspire the dream of a better life through authenticity and timeless style extends to how we provide resources to support our employees' health, well-being, work-life harmony, and quality of life. We believe that attracting, developing, and retaining a diverse work force that is both skilled and motivated is critical to the successful execution of our long-term growth strategy. To this end, we are committed to creating a culture and work environment in which all employees feel welcome and can thrive, both as individuals and as part of our team.
Our Employees
As of March 28, 2026, we had approximately 23,600 employees, comprised of approximately 15,600 full-time and 8,000 part-time employees. Approximately 9,400 of our employees are located in the U.S. and 14,200 are located in other countries.
As of March 28, 2026, approximately 65% and 35% of our global workforce self-identified as female and male, respectively. In the U.S., approximately 60% of our workforce self-identified as an underrepresented race and ethnic group and 33% self-identified as White, with the remaining 7% electing not to disclose such information.
Belonging & Equity
We believe that a culture of inclusivity that welcomes a diversity of backgrounds, skills, and experiences drives innovation and creativity. Our approach is designed to create and maintain a culture of belonging, enable open dialogue, amplify all perspectives, and continue to support our best-in-class talent. Our strategy is guided by the following three focus areas:
1.Talent — We embed the principles of belonging into the fabric of our organization, providing opportunities for all talent across the Company to thrive. This includes internal talent development and professional growth initiatives like the Ralph Lauren Mentoring Program. This program brings together mentors and mentees from across the Company to build community and learn from diverse perspectives.
2.Engagement — We make a conscious effort to celebrate and support the many communities that make up our global workforce and the consumers we serve. We enable open dialogue by amplifying all perspectives through heritage events and structured programming organized by Employee Impact Groups.
3.Education — We value learning and development as it is essential to building a strong, connected global team. Through immersive learning experiences from workshops to e-learnings, employees at all levels gain the knowledge required to create a culture of acceptance and embed equitable practices into daily work.
Additional information relating to our initiatives can be found in our most recently published Global Citizenship & Sustainability Report covering Fiscal 2025, which is available on our corporate website at https://corporate.ralphlauren.com/citizenship-and-sustainability. Our Global Citizenship & Sustainability Report covering Fiscal 2026 is expected to be released in September 2026. The content of our sustainability reports is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.
Talent Development
During Fiscal 2026, we adopted a more holistic approach to talent development under the Employee Learning Experience, reflecting our commitment to providing meaningful, purpose-driven learning experiences that resonate on a personal level, evoke emotion, and inspire thoughtful self-reflection and connection to our Company's purpose and strategy. A cornerstone of this transformation has been the continued delivery of RL Coaching Mindset for all people leaders, which reinforces a coaching culture and supports the development of high-performing teams while promoting greater accountability and fundamentally enhancing engagement and performance.
In parallel, we have placed significant emphasis on career development and aspirations. Our goal is to empower employees to take ownership of their career journeys by providing visibility into various career paths and organizational functions within the Company. These experiences reinforce shared accountability between leaders and employees in shaping development opportunities, embracing cross-functional exposure, and building enterprise capability.
Throughout Fiscal 2026, we placed a strong emphasis on strengthening employees' connection to our Purpose. This was achieved through a series of targeted initiatives, including immersive store experiences and dedicated Purpose workshops, designed to bring our Purpose to life and embed it meaningfully into everyday roles and behaviors.

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
In the U.S., we continue to support our working parents with resources for all stages of their journey. We launched Rethink Care, a program that gives employees and their family 24/7 access to behavioral health experts, personalized digital tools, and ongoing guidance for their children's learning and development, at no cost. This is available to all employees, both full-time and part-time, without having to enroll in a medical plan.
In Canada, we extended access to the Employee Assistance Plan to all part-time employees to better align with our regional approach and promote equitable access to wellbeing resources.
Compensation and Benefits
We are committed to providing competitive compensation and benefits to attract and retain a diverse and talented workforce. In addition, we take a proactive approach to pay equity and continually monitor our compensation programs to promote fairness.
We offer a wide array of both employer-paid and employee-paid benefits to support our employees' overall financial, physical, and mental well-being, including, but not limited to, healthcare and welfare benefits, retirement savings, paid time off, temporary leave, sabbaticals, and flexible work arrangements. We understand that everyone has unique needs when it comes to caring for themselves or their families.
We have implemented a discretionary bonus program for all employees who are not otherwise eligible for an existing incentive plan. We have also established equity awards for our top-performing sellers to acknowledge the collective and individual achievements that contribute to the Company's continued success.

Information About Our Executive Officers
As of the filing date of this Form 10-K, the following are our current executive officers and their principal recent business experience:

Ralph Lauren	Age 86	Mr. Ralph Lauren founded our business in 1967 and, for nearly six decades, has cultivated the iconography of America into a global lifestyle brand. He has been our Executive Chairman and Chief Creative Officer since November 2015, and a director of the Company since prior to our initial public offering in 1997. He had previously been our Chairman and Chief Executive Officer since prior to our initial public offering in 1997 until November 2015. In addition, he was previously a member of our Advisory Board or the Board of Directors of our predecessors since their organization.

Patrice Louvet	Age 61	Mr. Louvet has served as our President and Chief Executive Officer, and a director of the Company since July 2017. Prior to joining the Company, he served as the Group President, Global Beauty, of Procter & Gamble Co. ("P&G") since February 2015. Prior to that role, Mr. Louvet held successively senior leadership positions at P&G, including the roles of Group President, Global Grooming (Gillette), and President of P&G's Global Prestige Business. Before he joined P&G, he served as a Naval Officer, Admiral Aide de Camp in the French Navy from 1987 to 1989. Mr. Louvet graduated from École Supérieure de Commerce de Paris and received his M.B.A. from the University of Illinois. Mr. Louvet also serves on the board of trustees of the Hospital of Special Surgery and joined the board of directors of Danone in April 2022. He is also on the CEO Advisory Council of the Fashion Pact, a coalition committed to advancing environmental sustainability in the fashion and textile industries.

Robert Ranftl	Age 54	Mr. Ranftl has been our Chief Operating Officer since April 2025. He is responsible for Global IT, Digital, Transformation, Logistics, Real Estate, Architecture and Store Design, and Licensing for the Company. He joined the Company as Chief Operating Officer of Asia Pacific in 2015 based in Hong Kong. He served as Chief Operating Officer of International for Asia Pacific, Europe and Latin America from April 2017 to April 2019 based in Geneva. He served as Chief Operating Officer of Commercial from April 2019 to April 2022 based in London. Most recently, Mr. Ranftl served as Regional CEO for North America from April 2022 to April 2025 where he was instrumental in leading the execution of the Company's Next Great Chapter: Accelerate strategic goals, including returning the North America business to growth. Prior to joining the Company, Mr. Ranftl was with the VF Corporation where he was the Chief Financial Officer of Asia Pacific. Mr. Ranftl earned his Bachelor of Science degree from Johnson State College in Vermont.

Justin Picicci	Age 47	Mr. Picicci has served as our Chief Financial Officer since May 2024. He joined the Company in 2006 and has held a series of senior finance leadership roles across the organization. Most recently, he served as Enterprise Chief Financial Officer from July 2022 through April 2024, overseeing all internal finance functions. Prior to that, he held several key leadership positions, including Chief Financial Officer of North America (January 2020 to June 2022), Global Controller (June 2017 to December 2019), and Chief Financial Officer of Asia based in Hong Kong (May 2015 to May 2017). Before joining the Company, Mr. Picicci held finance roles at Interpublic Group and KPMG. He holds a Bachelor of Science degree from the University at Albany.

David Lauren	Age 54	Mr. David Lauren has been our Chief Branding and Innovation Officer, Strategic Advisor to the CEO, and Vice Chairman of the Board since April 2022. He served as our Chief Innovation Officer, Strategic Advisor to the CEO, and Vice Chairman of the Board from October 2016 to March 2022. Prior to that, he served in numerous leadership roles at the Company with responsibility for advertising, marketing, communications, and philanthropy. He has been a director of the Company since August 2013. Mr. D. Lauren oversees the Company's innovation strategy, processes, and capabilities to drive its brand strength and financial performance across all channels. He has been instrumental in growing the Company's global digital commerce business and pioneering our technology initiatives. Mr. D. Lauren is also the President of The Ralph Lauren Corporate Foundation (formerly known as The Polo Ralph Lauren Foundation). Before joining the Company in 2000, he was Editor-In-Chief and President of Swing, a general interest publication for Generation X. Mr. D. Lauren is the son of Mr. R. Lauren.

Halide Alagöz	Age 54	Ms. Alagöz joined the Company as the Corporate Senior Vice President of Global Manufacturing and Sourcing in 2016. She has been our Chief Product & Merchandising Officer since March 2025. Ms. Alagöz is responsible for our end-to-end product life cycle, bringing the magic of our design and product vision to life for our consumers around the world. She leads all brand and product teams, driving innovation and execution – from development and merchandising, to sourcing and through our store presentation – of all products across the Ralph Lauren portfolio. Prior to joining the Company, Ms. Alagöz was with H&M Corporation for 18 years, most recently in Hong Kong as the Head of Purchasing. During her tenure with H&M, Ms. Alagöz was responsible for various regional and global supply chain operations in Hong Kong, China, Bangladesh, and Turkey. She also serves on the board of directors of the American Apparel & Footwear Association since April 2018 and was confirmed as its Chair for its 2025-2026 term in March 2024. Ms. Alagöz earned both her bachelor's degree in Industrial Engineering and her master's degree in Engineering Management from Istanbul Technical University.

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
The global economy and retail industry are affected by numerous factors beyond our control, including, among others, changes in diplomatic and trade relationships (including the imposition of new tariffs or other changes to international trade policies or agreements); domestic and international political conditions; consumer perceptions of current and future economic conditions (including an economic slowdown or potential downturn, inflation, interest rates, foreign currency exchange rates, commodity availability and price (including fuel and energy costs)); employment levels and wage rates; stock market performance; housing market conditions; consumer debt levels and access to consumer credit; the health and stability of the banking sector; global food supplies; taxation; the threat, outbreak, or escalation of terrorism, military conflicts, or other hostilities; consumer perceptions of personal well-being and safety; man-made or natural disasters (including pandemic diseases); and weather conditions.
In April 2025, the U.S. announced significant changes to its trade policies under the authority of the International Emergency Economic Powers Act ("IEEPA"), including widespread tariff increases on imported goods and the potential for additional tariffs and further increases to existing tariffs, and revisions or terminations of existing trade agreements. In response, many countries announced retaliatory tariffs on U.S. exports and other trade restrictions. In February 2026, the U.S. Supreme Court invalidated the IEEPA tariffs previously applied to our imports, after which the current administration announced a new round of tariffs under an alternative U.S. Trade Act authority. In March 2026, the U.S. Court of International Trade issued an order directing U.S. Customs and Border Protection to refund IEEPA tariffs that were previously collected, and in April 2026, U.S. Customs and Border Protection announced the refund process leveraging the Consolidated Administration and Processing of Entries Claim Portal through a phased rollout. Although we have taken steps to preserve our rights with respect to potential refunds, there can be no assurance that we will receive any refunds, in whole or in part. These developments have increased uncertainty regarding the future relationship between the U.S. and other countries and could contribute to a global trade war, higher inflation, and a global economic slowdown, any of which has caused, and could continue to cause, volatility in global stock markets and foreign currency exchange rates.
Other recent economic conditions, including increases in oil and other energy prices, ongoing inflationary pressures, organized labor disputes, high interest rates, significant foreign currency volatility, and military conflicts (as discussed below), continue to impact consumer discretionary income levels, spending, and sentiment in the U.S. and beyond. In response to such pressures, as well as to reduce elevated inventory levels, many retailers (particularly in the U.S. and Europe) continue to resort to promotional activity in an attempt to offset traffic declines and increase conversion. Our gross margins could be adversely impacted if we were to apply a similar strategy over a prolonged period of time.
The global economy has also been negatively impacted by ongoing military conflicts, including the conflicts involving Iran and other hostilities in the Middle East. Although our ongoing operations in the Middle East are not material, our business has been, and may continue to be, affected by the broader macroeconomic implications resulting from these and other military conflicts, including inflationary pressures, unfavorable foreign currency exchange rates, increases in energy prices, food shortages, and financial market volatility, among other factors, which have adversely impacted consumer sentiment and confidence. It is not clear at this time how long these conflicts will endure, or if they will escalate further with additional countries taking part, which could further amplify the impacts of the various macroeconomic factors described above and potentially result in a global economic slowdown or recession.
Consumer purchases of discretionary items and luxury retail products, including our products, tend to decline during periods of economic weakness, high inflation, or rising interest rates, and at other times when disposable income is lower. Unfavorable economic conditions and other factors, such as pandemic diseases and other health-related concerns, political unrest, military conflicts, and acts of terrorism, may also reduce consumers' willingness and ability to travel to major cities and vacation destinations in which our stores and shop-within-shops are located. Further, consumers may prefer to spend more of their discretionary income on "experiences," such as dining and entertainment, over consumer goods. Accordingly, a downturn or an uncertain outlook in the economies in which we, or our wholesale customers and licensing partners, sell our products, or other changes in consumer preferences, may materially adversely affect our business.
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
Changes in exchange rates between the U.S. Dollar and other currencies impact our financial results from a transactional perspective, as our foreign operations generally purchase inventory in U.S. Dollars. Given that we source the vast majority of our products overseas, the cost of these products to our foreign operations may be affected by changes in the value of their respective local currencies. In addition, changes in exchange rates of non-U.S. Dollar currencies impact our financial results, as our operations incur certain other costs that are denominated in various other foreign currencies. Changes in currency exchange rates may also impact consumers' willingness or ability to travel abroad and/or purchase our products while traveling. Additionally, from a financial reporting perspective, the translation of our international subsidiaries' respective local currency operating results and financial position into U.S. Dollars is exposed to exchange rate fluctuations as part of the financial statement consolidation process. The foreign currencies to which we are exposed from transactional and translational perspectives primarily include the Euro, the Japanese Yen, the Chinese Renminbi, the South Korean Won, the Australian Dollar, the British Pound Sterling, the Swiss Franc, and the Canadian Dollar. The continued expansion of our international business naturally increases our exposure to such foreign currency exchange risks.
Although we hedge certain exposures to changes in foreign currency exchange rates arising in the ordinary course of business, we cannot fully anticipate all of our currency exposures and therefore foreign currency fluctuations may have a material adverse impact on our business. Factors that could impact the effectiveness of our hedging activities include the volatility of currency markets, the accuracy of forecasted transactions, and the availability of hedging instruments. As such, our hedging activities may not completely mitigate the impact of foreign currency fluctuations on our business.
Infectious disease outbreaks could have a material adverse effect on our business.
Widespread public health emergencies and infectious disease outbreaks (including pandemics, epidemics, resurgences of endemic diseases, and the emergence of new or more transmissible variants or pathogens), whether occurring domestically or internationally, have had, and could again in the future, have a material adverse effect on our business, results of operations, and financial condition. Such events may result in, among other things, government mandates or recommendations (including quarantines, travel restrictions, or other public safety measures), changes in consumer behavior and demand, and operational disruptions. Potential impacts to our business include, but are not limited to: (i) global supply chain disruptions due to factory closures, labor shortages, scarcity of raw materials, shipping and sourcing limitations, and any related cost increases; (ii)

reduced retail traffic and the potential build-up of excess inventory as a result of store closures, other operational restrictions, and/or lower consumer demand; (iii) operational disruptions at our distribution centers and/or corporate facilities; (iv) potential declines in the level of consumer purchases of discretionary items; (v) our ability to attract, retain, and manage employees; (vi) the financial condition of our significant wholesale customers or licensing partners and their ability to meet obligations; (vii) our ability to successfully negotiate rent concessions and other relief with landlords; (viii) our ability to access capital markets and maintain compliance with debt covenants; and (ix) diversion of management attention and resources from ongoing business activities.
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
Achievement of our growth strategy may require investment in new capabilities, distribution channels, and technologies, such as those related to our Next Generation Transformation project, as described in Item 1 — "Business — Recent Developments." These investments may result in short-term costs without accompanying current revenues and, therefore, may be dilutive to our earnings in the short term. There can be no assurance regarding the timing of or extent to which we will realize the anticipated benefits of these investments and other costs, if at all.
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
The success of our business also depends largely on our ability to continue to maintain, enhance, and expand our digital footprint and capabilities. Consumers continue to increasingly shop online using computers, smartphones, tablets, and other devices, and also use such devices to perform comparison shopping on a real-time basis. In addition, customers are increasingly utilizing tools and devices powered by AI as part of their shopping experience. Certain adverse events, such as pandemic diseases and severe weather, tend to amplify this trend, as consumers may find it difficult to travel to our brick and mortar locations or otherwise prefer to avoid populated locations, such as indoor shopping centers. Any failure on our part, or on the part of our third-party digital partners, to provide attractive, reliable, secure, and user-friendly digital commerce platforms, including mobile apps, and to effectively leverage AI could negatively impact our customers' shopping experience resulting in reduced website traffic, diminished loyalty to our brands, and lost sales. In addition, as we continue to expand and increase the global presence of our digital commerce business, sales from our brick and mortar stores and wholesale channels of distribution in areas where digital commerce sites are introduced may decline due to changes in consumer shopping habits and cannibalization.
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
The success of our business also depends on our ability to continue to develop and maintain a reliable omni-channel experience for our customers, as well as our ability to maintain and/or introduce new Online to Offline experiences, such as those described in Item 1 — "Business — Digital Ecosystem." Our business has evolved from an in-store experience to a shopping experience through multiple technologies, including computers, smartphones, tablets, and other devices, as well as AI-enabled devices, as our customers have become increasingly technologically savvy and expect a seamless omni-channel experience regardless of whether they are shopping in stores or online. We are increasingly using digital and social media platforms to interact with customers and enhance their shopping experience. If we are unable to develop and continuously improve our customer-facing technologies and/or to effectively leverage AI, the efforts of which typically require significant capital investments, we may not be able to provide a convenient and consistent experience to our customers regardless of the sales channel. This could negatively affect our ability to compete with other retailers and result in diminished loyalty to our brands, which could adversely impact our business.
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
The nature of the apparel retail industry requires us to carry a significant amount of inventory, especially prior to the peak holiday selling season when we build up our inventory levels in order to meet anticipated consumer demand. Although we have shortened lead times for the design, sourcing, and production of certain of our product lines and are implementing integrated business planning tools that improve demand forecasting to support inventory and purchasing decisions, we expect to continue to place orders with our vendors for the majority of products in advance of the related selling season. As a result, we are vulnerable to changes in consumer preferences and demand and pricing shifts. Our failure to continue to shorten lead times or to correctly anticipate consumer preferences and demand could result in the build-up of excess inventory. Other factors beyond our control could also result in the build-up of excess inventory, including unforeseen adverse economic conditions or business disruptions. Excess inventory levels could result in the utilization of less-preferred distribution channels, markdowns, promotional sales, donations, or recycling of such excess or slow-moving inventory, which may negatively impact our overall profitability and/or impair the image of our brands. Conversely, if we underestimate consumer demand for our products or if manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages, which may negatively impact customer relationships, diminish brand loyalty, and result in lost sales. Any of these outcomes could have a material adverse effect on our business.
Additionally, our industry is subject to significant pricing pressure caused by many factors, including inflationary pressures, intense competition and a highly promotional retail environment, consolidation in the retail industry, pressure from retailers to reduce the costs of products, excess inventory levels in the marketplace, and changes in consumer spending patterns. Changes to existing trade policies and agreements, including new or higher tariffs on U.S. imports, could exacerbate such pricing pressures. Although we continue to limit our promotional activity in connection with our quality of sales initiatives, these factors may cause us to reduce our sales prices to retailers and consumers, which could cause our gross margin to decline. If our sales prices decline and we fail to sufficiently reduce our product costs or operating expenses, our profitability will decline. In addition, changes in our customer, channel, and geographic sales mix could have a negative impact on our profitability. Any of these outcomes could have a material adverse effect on our business.
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
If we are not successful in implementing and managing our restructuring plans, we may not be able to achieve targeted operating enhancements, sales growth, and/or cost reductions, which could adversely impact our business. Our failure to achieve targeted results for any reason, including business disruptions resulting from adverse economic conditions or catastrophic events, could also lead to the implementation of additional restructuring-related activities, which may be dilutive to our earnings in the short term.
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
We do not own or operate any manufacturing facilities and depend exclusively on independent third parties for the manufacture of our products. Our products are manufactured to our specifications through arrangements with approximately 300 foreign manufacturers in various countries. In Fiscal 2026, the vast majority of our products (by dollar value) were produced outside of the U.S., primarily in Asia, Europe, and Latin America, with approximately 21% of our products sourced from Vietnam, 16% from Cambodia, and 11% from India. Risks inherent in importing our products include (i) the imposition of additional tariffs, duties, taxes, and other charges on imports or exports, such as those announced by the U.S. as discussed below; (ii) changes in diplomatic and trade relationships, including sanctions, trade restrictions, and other retaliatory measures; (iii) the imposition of additional regulations, quotas, trade sanctions, or safeguards or sourcing and reporting requirements that could increase compliance costs or lead to the detention, exclusion, or seizure of goods and imposition of monetary penalties and fines; (iv) adverse changes in local economic conditions, such as prolonged periods of economic weakness, high inflation and/or interest rates, or other factors described herein; (v) changes in social or political conditions, including those resulting from military conflicts, terrorist acts, or other hostilities, that could result in the disruption of trade from the countries in which our manufacturers or suppliers are located; (vi) unfavorable changes in the availability, cost, or quality of raw materials and commodities; (vii) labor shortages within our supply chain resulting from labor disputes, strikes, or otherwise; (viii) increases in the cost of labor or transportation; (ix) disruptions of shipping and international trade caused by natural and man-made disasters, severe weather, military conflicts, terrorist acts, or other hostilities, pandemic diseases, or other unforeseen events, including any resulting impact to shipping prices and shipping times; (x) heightened supply chain security concerns leading to increased inspections and delays in the delivery of cargo; and (xi) insufficient enforcement by customs officials against counterfeit goods, leading to lost sales, increased costs for our anti-counterfeiting measures, and damage to the reputation of our brands.
As previously discussed, recent changes in U.S. trade policies, including tariff-related developments surrounding the IEEPA and other authorities, have increased uncertainty regarding the future relationship between the U.S. and other countries, as well as the potential for an ensuing global trade war and economic slowdown. The imposition of new tariffs could result in potential retaliatory tariffs from other countries and could continue to impact our supply chain costs. As approximately 96% of our products are currently produced outside of the U.S., any material change in tariffs or other trade restrictions could result in a significant increase to our product costs. There can be no assurance that we will be able to offset potential increased product costs through higher sales prices to our consumers, supply chain diversification, or other mitigating measures, which in turn could have a material adverse effect on our business due to lower profitability.
In addition, the entire apparel industry, including our Company, has faced, and could continue to face, supply chain challenges, including reduced freight availability, port congestion, labor shortages, and rising wages, oil prices and other energy costs, among others, as a result of unfavorable macroeconomic conditions and other factors. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our strict quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries, or a substantial reduction in purchase prices. We have also incurred, and may continue to incur, higher freight and other logistic costs as a result of certain of the beforementioned factors. In addition, the cost and availability of raw materials used to manufacture our products are subject to significant fluctuation as a result of certain of the beforementioned factors (including inflationary pressures), as well as crop yields which could be negatively impacted by severe weather conditions. We may not be able to implement price increases that fully offset increases in raw materials, freight, or other sourcing costs and/or any such price increases could have an adverse impact on consumer demand for our products. Any one of these factors could have a material adverse effect on our business.

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
We face increasing competition from companies selling apparel, handbags, footwear, accessories, home, and other of our product categories, including through the Internet. Although we sell our products through the Internet, increased competition and promotional activity in the worldwide apparel, handbags, footwear, accessory, and home product industries from Internet-based competitors could reduce our sales, prices, and margins. We also face intense competition from other domestic and foreign apparel, footwear, and accessory companies that sell products through brick and mortar stores and wholesale and licensing channels. We compete with these companies primarily on the basis of brand strength, timeless style, quality, value, and service as further described in Item 1 — "Business — Competition."
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
Our success depends on the value and reputation of our brands and our ability to consistently anticipate, identify, and respond to customers' demands, preferences, and fashion trends in the design, pricing, and production of our products, including preferences for certain products to be manufactured in the U.S., and to deliver high-quality and sustainable products supported by engaging marketing campaigns. Any negative publicity regarding Mr. R. Lauren, other members of our management team, or our Company as a whole, especially through social media which can accelerate and increase the reach of such negative publicity, which could adversely impact the image of our brands with our customers and result in diminished loyalty to our brands and potentially lead to adverse consumer actions, including boycotts, even if the subject of such publicity is unverified or inaccurate and we seek to correct it. Consumer perception may also be influenced by geopolitical developments, including periods of heightened anti-American sentiment in certain international markets, as well as our partnership with athletes and other public figures, our relationships with wholesale customers, licensees, and suppliers, our views on political and social issues, or our long-term environmental and social initiatives as a whole, among other factors. Even if we respond appropriately to negative publicity or other external influences, our customers' perception of our brand image and our reputation could be negatively impacted. Any failure on our part to retain the value and reputation of brands could adversely impact our business.
Our trademarks and other intellectual property rights may not be adequately protected outside the U.S.
Our trademarks, intellectual property, and other proprietary rights are extremely important to our success and our competitive position. We devote substantial resources to the establishment and protection of our trademarks and anti-counterfeiting activities worldwide. However, significant counterfeiting and imitation of our products continue to exist, and emerging AI technologies may further facilitate the unauthorized replication, imitation, and distribution of products, branding, logos, marketing materials, and digital content that closely resemble our own. In addition, the laws of certain foreign countries may not protect trademarks or other proprietary rights to the same extent as do the laws of the U.S. and, as a result, our intellectual property may be more vulnerable and difficult to protect in such countries. Over the course of our international expansion, we have experienced conflicts with various third parties that have acquired or claimed ownership rights to some of our key trademarks that include Polo and/or a representation of a polo player astride a horse, or otherwise have contested our rights to our trademarks. We have resolved certain of these conflicts through both legal action and negotiated settlements. We cannot guarantee that the actions we have taken to establish and protect our trademarks and other proprietary rights will be adequate to prevent counterfeiting, lost business, or brand dilution, any of which may have a material adverse effect on our business. We expect to continue to devote substantial resources to challenge brands imitating our products, including in response to evolving AI-driven threats. Also, there can be no assurance that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction or at all.
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
Several of our department store customers, including some under common ownership, account for a significant portion of our wholesale net sales. A substantial portion of sales of our licensed products by our domestic licensing partners are also made to our largest department store customers. Sales to our three largest wholesale customers accounted for approximately 11% of total net revenues for Fiscal 2026, and these customers accounted for approximately 29% of our total gross trade accounts receivable outstanding as of March 28, 2026. Approximately 70% of sales to our three largest wholesale customers related to our North America segment and approximately 30% related to our Europe segment.
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
The department store sector has experienced numerous consolidations, restructurings, bankruptcies, and other ownership changes in recent times, which could potentially increase in frequency as a result of current adverse economic conditions, including changes to existing trade policies and agreements (including higher tariffs on U.S. imports), ongoing inflationary pressures and high interest rates, and/or changes in consumer shopping preferences, such as the continued shift away from traditional brick and mortar wholesale retailers to larger online retailers. Such disruptions have typically resulted in actual or anticipated bankruptcies (such as Saks Global's recent bankruptcy filing), store closures (such as Macy's previously announced plan to close 150 stores through calendar 2028), centralized purchasing decisions, and increased emphasis on inventory management and productivity, which could result in fewer stores carrying our products or reduced demand of our products by our wholesale customers. There can be no assurance that our wholesale customers have adequate financial resources and/or access to additional capital to withstand prolonged periods of adverse economic conditions. The loss of one or more significant wholesale customers, or the loss of a large number of smaller wholesale customers, could have a material adverse effect on our business. Furthermore, the consolidation or other changes with respect to our wholesale customers could decrease our opportunities in the market, increase our reliance on a smaller number of large wholesale customers, and/or decrease our negotiating strength with our wholesale customers.
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
As of March 28, 2026, our consolidated indebtedness was approximately $1.2 billion, comprised of our outstanding unsecured senior notes. We also maintain several credit facilities, including our Global Credit Facility, which collectively had a remaining availability of approximately $805 million as of March 28, 2026. Accordingly, the amount of our indebtedness could further increase materially if we decide to draw upon our credit facilities. This substantial level of indebtedness could have adverse consequences to our business, including (i) making it more difficult to satisfy our debt obligations as they become due; (ii) impairing our ability to obtain additional financing in the future; (iii) requiring a substantial portion of our cash flows from operations to be used for the payment of principal and interest on our indebtedness, thereby reducing the amount of cash available to fund working capital needs, capital expenditures, and other general corporate purposes; (iv) limiting our flexibility to plan for, or react to, changes in our business; and (v) increasing our vulnerability to adverse economic and industry conditions.
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

Additionally, interest rates have been at elevated levels in recent years and it is uncertain if and when such rates may decline. Higher interest rates may increase the cost of any borrowings under our various credit facilities, as well as negatively impact consumer sentiment and the global economy as a whole, which could result in a material adverse effect on our business.
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
Although a number of our license agreements restrict our licensing partners from entering into licensing arrangements with our competitors, our licensing partners generally are not precluded from offering, under other non-competitor brands, the types of products covered by their license agreements with us. A substantial portion of sales of our products by our domestic licensing partners are also made to our largest customers. While we have significant control over our licensing partners' products and advertising, we rely on our licensing partners for, among other things, operational and financial control over their businesses. Changes in management, reduced sales of licensed products, poor execution, or financial difficulties with respect to any of our licensing partners could adversely affect our revenues, both directly from reduced licensing revenue received and indirectly from reduced sales of our other products. Although we believe that we could replace our existing licensing partners in most circumstances, if necessary, our inability to do so for any period of time could have a material adverse effect on our business.
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
We are dependent on information technology systems and networks, including the Internet, for a significant portion of our direct-to-consumer sales, including our digital commerce operations and retail business credit card transaction authorization and processing (among other electronic payment methods that we accept). We are also responsible for storing data relating to our customers and employees and rely on third parties for the operation of our digital commerce sites and for the various social media tools and websites we use as part of our marketing strategy. In our normal course of business, we often collect, transmit, and/or retain certain sensitive and confidential customer information, including credit card information. There is significant concern by consumers, employees, and lawmakers alike over the security of personal information transmitted over the Internet, consumer identity theft, and user privacy, further heightened by advancements in AI.
Cyber-criminals are constantly devising new, sophisticated schemes to gain unauthorized access to computer systems and confidential or sensitive data, including through the increasing use of AI. Despite the security measures we currently have in place (including those described in Item 1C — "Cybersecurity"), our facilities and systems and those of our third-party service providers may be vulnerable to targeted or random attacks that could lead to security breaches, acts of vandalism, phishing attacks, denial-of-service attacks, computer viruses, malware, ransomware, misplaced or lost data, programming and/or human errors, or other Internet or email events. Further, our employees may intentionally or inadvertently cause data security breaches that result in the unauthorized access or release of our private and sensitive information, the risk of which may be compounded as the use of AI becomes more prevalent. The extensive use of AI-enabled smartphones, tablets, and other wireless devices, as well as our hybrid work policy, under which a substantial portion of our corporate employees work remotely for part of the work week, heighten these and other operational risks. Given the sensitive nature of information collected and processed, the retail industry in particular continues to be the target of many cyber-attacks, which are becoming increasingly more frequent and difficult to anticipate, prevent, and timely detect due to their rapidly evolving nature. Furthermore, economic sanctions issued by one country against another or trade disputes could increase the risk of retaliatory state-sponsored cyber-attacks. Given the rapidly evolving nature, sophistication, and complexity of cyber-attacks, despite our reasonable efforts to mitigate and prevent such attacks, it is possible that we may not be able to anticipate, prevent, timely detect, or implement effective preventive measures to protect against all cyber-attack incidents.
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
Despite our preventative efforts, our systems are vulnerable to damage or interruption from, among other things, security breaches, computer viruses, technical malfunctions, inadequate system capacity, power outages, natural disasters, and usage errors by our employees or third-party consultants. If our information technology systems become damaged or otherwise cease to function properly, we may have to make significant investments to repair or replace them. Additionally, confidential or sensitive data related to our customers, employees, or vendors could be lost or compromised, which could expose us to litigation risk.

We are continually improving and upgrading our computer systems, software, and related processes. As described in Item 1 — "Business — Recent Developments," our Next Generation Transformation project, which began during Fiscal 2024, entails upgrading and enhancing our technology infrastructure, including AI and machine learning capabilities, to better enable us to implement process changes to improve productivity and operational efficiencies on a global scale. A system project of this scope requires a significant investment in human and financial resources and involves many risks and uncertainties, including failure to operate as designed, failure to properly integrate with other systems, potential loss of data or information, cost overruns, and implementation delays. Any disruptions, delays, or deficiencies in the design, implementation, or transition of such systems could also result in disruptions to our business operations, including the sourcing, sale, and shipment of our product, delays in the collection of cash from our customers, diversion of management attention, and/or adversely affect our ability to accurately report our financial results in a timely manner or otherwise maintain compliance with internal controls. There is also no guarantee that we will realize the anticipated global synergies and benefits related to this project. Any material disruptions in our information technology systems could have a material adverse effect on our business.
Our use and integration of artificial intelligence across our business presents risks and challenges that could adversely affect our business.
We are increasingly evaluating and deploying AI technologies, including generative AI and machine learning, across various aspects of our business. AI presents evolving risks that may be difficult to predict or mitigate. These risks include heightened data privacy, cybersecurity, and data protection risks, as the use of AI may involve processing sensitive data and, in some cases, sharing data with third-party providers. Such use may increase the risk of unauthorized access to, misuse, or disclosure of confidential information or personal data, introduce system vulnerabilities, and enable more sophisticated fraud and cyber-attacks. Any such event could result in operational disruptions, remediation costs, litigation, regulatory scrutiny, and reputational damage.
AI tools and systems may be unavailable, fail to perform as intended, or produce inaccurate or misleading outputs, and may be vulnerable to manipulation. When incorporated into our business processes, such risks could result in errors, inefficiencies, operational disruptions, or diminished customer experiences, and employees' use of AI tools may not always comply with our policies or controls. Further, we may rely on third-party AI technologies, cloud infrastructure, and data sets that could be subject to outages, security incidents, or changes in pricing or contractual terms, which may result in operational disruptions or the termination of our relationship with the providers of such technologies. AI-related activities also raise intellectual property, confidentiality, and content integrity risks, including potential claims that training data or outputs infringe third-party rights or that AI-generated content is inappropriate or inaccurate. Such risks could result in disputes, liability, regulatory inquiries, and reputational damage.
Our ability to successfully develop and deploy AI depends on attracting, developing, and retaining talent with AI-related skills and expertise. Competition for such talent is intense. If we are unable to build and maintain necessary AI capabilities, including such talent, we may not realize anticipated efficiencies or innovation benefits, or we may be competitively disadvantaged relative to peers that more effectively leverage AI. Conversely, investments in AI may not deliver expected returns, particularly in the near term, if adoption is limited or performance does not meet expectations.
The legal and regulatory environment governing AI is rapidly evolving. Emerging laws and regulations in jurisdictions where we operate may impose new obligations, limit the use of AI, or require changes to our products, processes, or controls. Compliance with such requirements could increase costs and expose us to investigations, enforcement actions, fines, or litigation.
Any perceived or actual failure to use AI responsibly, including with respect to fairness, bias, transparency, or governance, or to meet evolving stakeholder expectations, could harm our brand and reputation, reduce customer trust, negatively impact our workforce, and subject us to increased regulatory scrutiny or litigation, any of which could adversely affect our business, financial condition, and results of operations.
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
Executive actions at the U.S. federal level and legislation in multiple U.S. states have sought to restrict or penalize corporate consideration of ESG factors, while jurisdictions in Europe and certain U.S. states have simultaneously expanded ESG-related mandates and disclosure requirements. This increasingly divergent regulatory environment creates operational complexity and legal risk, as actions taken to comply with or advance citizenship and sustainability objectives in one jurisdiction may expose us to criticism, regulatory scrutiny, or potential penalties in another, including limitations on our ability to do business. Any failure to effectively navigate these conflicting requirements, or the perception that we have insufficiently or excessively pursued such initiatives, could adversely affect our reputation, business, financial performance and growth.
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
In addition, the tax laws and regulations in the countries where we operate may change, or there may be changes in interpretation and enforcement of existing tax laws, which could materially affect our income tax expense in our consolidated financial statements. For example, the Organisation for Economic Co-operation and Development (the "OECD"), which represents a coalition of member countries, has proposed changes to numerous long-standing tax principles through its Base Erosion and Profit Shifting project, which is focused on a number of issues, including the creation of a global minimum tax rate of 15% commonly referred to as "Pillar Two." Although the U.S. effectively withdrew from the OECD global tax agreement in January 2025, other countries where we conduct business have enacted similar legislation implementing Pillar Two rules (in whole or in part), and additional countries could implement related legislation in the future. In January 2026, the OECD released administrative guidance containing a Side-by-Side ("SbS") system which modifies the operation of the OECD's Pillar Two Global Anti-Base Erosion ("GloBE") Model Rules. The SbS system provides a safe harbor for multinational enterprise ("MNE") groups with an ultimate parent entity in the U.S., which will exempt a U.S. headquartered MNE group from the application of two of the three Pillar Two top-up taxes. We cannot be certain if or when other countries will enact new legislation or how closely any such new legislation will align with the OECD's Pillar Two framework. In addition, in July 2025, the U.S. signed into law tax legislation commonly referred to as the One Big Beautiful Bill Act ("OBBBA"), which extended many of the provisions of the Tax Cuts and Jobs Act of 2017 and introduced additional tax provisions. While we continue to evaluate the impact of these legislative changes as new guidance becomes available, uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions. Accordingly, although our business has not currently been materially impacted by those countries that have enacted Pillar Two rules to date or the U.S. OBBBA, we cannot guarantee that such impacts will remain immaterial to our business in the future. Furthermore, other taxing authorities of certain state, local, and other foreign jurisdictions may also decide to modify existing tax laws. We cannot predict which, if any, of these items or others will be enacted into law or the resulting impact any such enactment will have on our business operations, which could be material.
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
As of March 28, 2026, Mr. Ralph Lauren, or entities controlled by the Lauren family, held approximately 85% of the voting power of the outstanding common stock of our Company. In addition, Mr. R. Lauren serves as our Executive Chairman and Chief Creative Officer, Mr. R. Lauren's son, Mr. David Lauren, serves as our Chief Branding and Innovation Officer, Strategic Advisor to the CEO, and Vice Chairman of the Board of Directors, and we employ other members of the Lauren family. From time to time, we may have other business dealings with Mr. R. Lauren, members of the Lauren family, or entities affiliated with Mr. R. Lauren or the Lauren family. As a result of his stock ownership and position in our Company, Mr. R.

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
Item 1B.    Unresolved Staff Comments.
None.
Item 1C.    Cybersecurity.
Risk Management and Strategy
We have established a cybersecurity risk management program that is integrated into our overall enterprise risk management system and provides support in assessing, identifying, and managing material risks from cybersecurity threats. Our enterprise risk management program is reviewed annually and periodically updated and supplemented as new risks and opportunities are identified by management, including those related to cybersecurity risks. Our longstanding information security risk program is structured according to the National Institute of Standards and Technology Cybersecurity Framework, industry best practices, privacy legislation, and other global and local standards and regulations. This program includes a defense-in-depth approach with multiple layers of security controls, including network segmentation, AI augmented security monitoring, endpoint protection, and identity and access management, as well as data protection best practices and data loss prevention controls.
Our cybersecurity awareness program includes regular phishing simulations, annual general cybersecurity awareness training, and data protection modules, as well as more contextual and personalized modules for targeted users and roles. We incorporate external expertise and guidance in various aspects of our cybersecurity program. We complete annual internal security audits and vulnerability assessments of the Company's information systems and related controls, including systems affecting personal data. In addition, we leverage cybersecurity specialists to complete annual external audits and objective assessments of our cybersecurity program and practices, including our data protection practices, as well as to conduct targeted attack simulations. We continually enhance our information security capabilities in order to protect against emerging threats, while also increasing our ability to detect and respond to cyber incidents and maximize our resilience to recover from potential cyber-attacks. We have a robust incident response plan in place that provides a documented runbook for handling high severity cybersecurity incidents and facilitates coordination across various corporate functions. We also perform simulations and drills at both a technical and leadership level at least annually. Additionally, we have purchased network security and cyber liability insurance in order to provide a level of financial protection should a data breach occur.
Our cybersecurity framework incorporates a robust third-party information technology ("IT") risk management program to ensure our vendors meet our high security standards. We leverage industry best practices like Standardized Information Gathering and recognized security certifications, including SOC 2, ISO 27001, and PCI-DSS, to assess our vendors. We also conduct thorough penetration testing of our assets hosted at third parties and require vendors to adopt appropriate security controls through contractual agreements.
We assess potential vendors based on their role and the sensitivity of the IT resources they access. Our vendors are required to follow a consistent risk management process in order to meet our high standards. We select vendors who prioritize data protection and comply with relevant privacy regulations. Furthermore, we enforce strict protocols, including limiting access to necessary information, ensuring data usage is confined to agreed-upon purposes, and contractually mandating the deletion or return of data upon service termination. Through these measures, we collaborate with third-party vendors while implementing controls to safeguard our information.
Our business strategy, results of operations, and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of any previous cybersecurity incidents; however, we cannot assure that cybersecurity threats resulting in an incident will not be material to us in the future. During the three fiscal years presented within this Form 10-K, we have not experienced a known material information security breach nor incurred material breach-related expenses. For a detailed discussion of significant risk factors regarding cybersecurity threats, see Item 1A — "Risk Factors — Risks Related to Information Systems and Data Security."

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
The Audit Committee reviews our cybersecurity program on a quarterly basis, including review of a quarterly enterprise risk management report, and periodically convenes special meetings to conduct deeper preparedness, enterprise risk and business continuity reviews. These special meetings are open to the full Board to attend. In addition, the full Board periodically receives cybersecurity updates. Our Chief Information Officer ("CIO") and Chief Information Security Officer ("CISO") attend all of these meetings and provide updates to them.
Our cybersecurity program is currently led by our interim CISO while we search for a permanent replacement following the departure of our former CISO in Fiscal 2026. Our interim CISO brings over 30 years of extensive experience across information security, IT, risk management, and regulatory compliance. Holding a master's in computer applications, our interim CISO is also a Certified Information Security Systems Professional ("CISSP"). Reporting directly to our CIO, who is also a seasoned leader in the cybersecurity field, the interim CISO leads a dedicated team of information security and risk professionals. Together they are entrusted with the crucial task of managing our information security and data protection operations.
Collaborating closely with business stakeholders, our interim CISO together with our CIO shape a comprehensive cybersecurity strategy that serves as the cornerstone of our information security programs, supporting effective cybersecurity risk management. Leading the cybersecurity risk assessment process, our interim CISO utilizes a robust incident response plan to handle high-severity cybersecurity incidents promptly. In cases of potentially material cyberattack incidents, or a series of smaller similar incidents, our interim CISO promptly engages a cross-functional incident response team to determine the materiality of the incident and whether public disclosure is necessary.
The interim CISO informs our management leadership team on security matters and fosters a strong partnership with our corporate legal team to ensure compliance with legal, regulatory, privacy, and contractual security requirements.

Item 2.    Properties.
We primarily lease space for our retail stores, showrooms, warehouses, and offices in various domestic and international locations, except for our retail digital commerce call center and distribution facility in High Point, North Carolina, and our retail stores in New York City (Prince Street), Southampton and Easthampton, New York, and Nantucket and Boston (Newbury Street), Massachusetts, which we own.
We believe that our existing facilities are well maintained, in good operating condition, and are adequate for our present level of operations.
The following table sets forth information relating to our principal properties as of March 28, 2026:

Location	Use	Approximate Square Feet

NC Highway 66, High Point, NC	Wholesale and retail distribution facility	1,047,000
N. Pendleton Street, High Point, NC	Retail digital commerce call center and distribution facility	805,000
601 West 26th Street, NYC	Corporate offices and showrooms	288,600
Long Island City, NY	Corporate offices, design and digital production studios, showrooms, and warehousing	176,500
650 Madison Avenue, NYC	Executive and corporate offices, design studio, and showrooms	141,900
Gunpo, South Korea	Wholesale and retail distribution facility	133,100
Nutley, NJ	Corporate offices	92,500
83 King Lam Street, Hong Kong	Asia sourcing offices	65,900
Gateway Office, Hong Kong	Asia corporate offices	37,500
Geneva, Switzerland	Europe corporate office	31,200
Seoul, South Korea	Asia corporate offices	29,600
Shanghai, China	Asia corporate offices	28,800
Katonah, NY	Corporate offices and showroom	25,000
Tokyo, Japan	Asia corporate offices	24,700
Watford, UK	Europe corporate offices	23,800
London, UK	Europe corporate offices	19,650
888 Madison Avenue, NYC	Retail flagship store	37,900
N. Michigan Avenue, Chicago	Retail flagship store	37,500
New Bond Street, London, UK	Retail flagship store	31,500
867 Madison Avenue, NYC	Retail flagship store	27,700
Paris, France	Retail flagship store	25,700
Tokyo, Japan	Retail flagship store	25,200
N. Rodeo Drive, Beverly Hills	Retail flagship store	22,200
Milan, Italy	Retail flagship store	14,900
Prince's Building, Hong Kong	Retail flagship store	7,900
As of March 28, 2026, we directly operated 594 retail stores, totaling approximately 4.1 million square feet. We expect that we will be able to extend our retail store leases, as well as leases for our non-retail facilities, which expire in the near future on satisfactory terms or otherwise relocate to desirable alternate locations. We generally lease our freestanding retail stores for initial terms ranging from 3 to 10 years, with renewal options. See Item 1A — "Risk Factors — Risks Related to our Business and Operations — Our business is subject to risks related to leasing real estate and other assets under long-term, non-cancellable leases."

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
Interchange Case Settlements
During the fourth quarter of Fiscal 2026, we entered into settlement agreements with Visa, Inc., Mastercard Incorporated, and other named parties to resolve credit card interchange fee litigation matters in which we were a plaintiff. As a result of these settlements, we received $24.2 million of cash proceeds, net of legal fees, which were recognized as gains during the fourth quarter of Fiscal 2026. We donated these proceeds to The Ralph Lauren Corporate Foundation, a non-profit charitable foundation, during the fourth quarter of Fiscal 2026. The settlement gains and related offsetting donation expense were recorded within restructuring and other charges, net in the consolidated statements of operations. See Note 8 to the accompanying consolidated financial statements.
Item 4.    Mine Safety Disclosures.
Not applicable.
PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
As of May 15, 2026, there were 570 holders of record of our Class A common stock and 8 holders of record of our Class B common stock. Our Class A common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "RL." All of our outstanding shares of Class B common stock are owned by Mr. Ralph Lauren, Executive Chairman and Chief Creative Officer, and entities controlled by the Lauren family. Shares of our Class B common stock may be converted immediately into Class A common stock on a one-for-one basis by the holder. There is no cash or other consideration paid by the holder converting the shares and, accordingly, there is no cash or other consideration received by the Company. The shares of Class A common stock issued by the Company in such conversions are exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. No shares of our Class B common stock were converted into Class A common stock during the fiscal quarter ended March 28, 2026.
The following table sets forth repurchases of shares of our Class A common stock during the fiscal quarter ended March 28, 2026:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(a)
					(millions)
December 28, 2025 to January 24, 2026	—		$—	—	$1,502
January 25, 2026 to February 21, 2026	148,332		337.87	148,332	1,452
February 22, 2026 to March 28, 2026	292,013	(b)	343.45	291,134	1,352
	440,345			439,466

(a)    On May 15, 2025, our Board of Directors approved an expansion of the common stock repurchase program that allows us to repurchase up to an additional $1.500 billion of Class A common stock repurchases. Repurchases of shares of Class A common stock are subject to overall business and market conditions.
(b)    Includes 879 shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.

The following graph compares the cumulative total stockholder return (stock price appreciation plus dividends) on our Class A common stock to the cumulative total return of the Standard & Poor's ("S&P") 500 Index and the S&P 1500 Apparel, Accessories & Luxury Goods Index for the period from March 27, 2021, the last day of our 2021 fiscal year, through March 28, 2026, the last day of our 2026 fiscal year. The returns are calculated by assuming a $100 investment made on March 27, 2021 in the Class A common stock and each index, with all dividends reinvested. Indexes calculated on month-end basis.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Ralph Lauren Corporation, the S&P 500 Index, and S&P 1500 Apparel, Accessories & Luxury Goods Index

$300
$200
$100
$0
3/27/21
4/2/22
4/1/23
3/30/24
3/29/25
3/28/26
Ralph Lauren Corporation
S&P 500
S&P Composite 1500 Apparel, Accessories & Luxury Goods

Item 6.    Reserved

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read together with our audited consolidated financial statements and notes thereto, which are included in this Annual Report on Form 10-K. We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, Fiscal 2026 ended on March 28, 2026 and was a 52-week period; Fiscal 2025 ended on March 29, 2025 and was a 52-week period; Fiscal 2024 ended on March 30, 2024 and was a 52-week period; and Fiscal 2027 will end on April 3, 2027 and will be a 53-week period.
INTRODUCTION
MD&A is provided as a supplement to the accompanying consolidated financial statements and notes thereto to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:
•Overview.    This section provides a general description of our business, global economic conditions and industry trends, and a summary of our financial performance for Fiscal 2026. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.
•Results of operations.    This section provides an analysis of our results of operations for Fiscal 2026 compared to Fiscal 2025.
•Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of March 28, 2026, which includes (i) an analysis of our financial condition as compared to the prior fiscal year-end; (ii) an analysis of changes in our cash flows for Fiscal 2026 compared to the prior fiscal year; (iii) an analysis of our liquidity, including the availability under our commercial paper borrowing program and credit facilities, our supplier finance program, outstanding debt and covenant compliance, common stock repurchases, and payments of dividends; and (iv) a summary of our material cash requirements as of March 28, 2026.
•Market risk management.    This section discusses how we manage our risk exposures related to foreign currency exchange rates, interest rates, and our investments as of March 28, 2026.
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
For discussion related to the results of operations and changes in our cash flows for Fiscal 2025 compared to Fiscal 2024, refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Fiscal 2025 Form 10-K.
OVERVIEW
Our Business
Our Company is a global leader in the design, marketing, and distribution of luxury lifestyle products, including apparel, handbags, footwear & accessories, fragrances, home, and hospitality. Our long-standing reputation and distinctive image have been developed across a wide range of products, brands, distribution channels, and international markets. Our brand names include Ralph Lauren, Ralph Lauren Collection, Ralph Lauren Purple Label, Double RL, Polo Ralph Lauren, Lauren Ralph Lauren, Polo Ralph Lauren Children, and Chaps, among others.
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
We organize our business into the following three reportable segments:
•North America — Our North America segment, representing approximately 41% of our Fiscal 2026 net revenues, primarily consists of sales of our Ralph Lauren branded products made through our retail and wholesale businesses primarily in the U.S. and Canada. In North America, our retail business is primarily comprised of our Ralph Lauren stores, our outlet stores, and our digital commerce sites, www.RalphLauren.com and www.RalphLauren.ca. Our wholesale business in North America is comprised primarily of sales to department stores and, to a lesser extent, specialty stores.
•Europe — Our Europe segment, representing approximately 31% of our Fiscal 2026 net revenues, primarily consists of sales of our Ralph Lauren branded products made through our retail and wholesale businesses in Europe and emerging markets. In Europe, our retail business is primarily comprised of our Ralph Lauren stores, our outlet stores, our concession-based shop-within-shops, and our various digital commerce sites. Our wholesale business in Europe is comprised primarily of a varying mix of sales to both department stores and specialty stores, depending on the country, as well as to various third-party digital and licensee partners.
•Asia — Our Asia segment, representing approximately 26% of our Fiscal 2026 net revenues, primarily consists of sales of our Ralph Lauren branded products made through our retail and wholesale businesses in Asia, Australia, and New Zealand. Our retail business in Asia is primarily comprised of our Ralph Lauren stores, our outlet stores, our concession-based shop-within-shops, and our various digital commerce sites. In addition, we sell our products online through various third-party digital partner commerce sites. Our wholesale business in Asia is comprised primarily of sales to department stores and various third-party digital and licensee partners.
No operating segments were aggregated to form our reportable segments. In addition to these reportable segments, we also have other non-reportable segments, representing approximately 2% of our Fiscal 2026 net revenues, which primarily consist of Ralph Lauren and Chaps branded royalty revenues earned through our global licensing alliances.
Approximately 59% of our Fiscal 2026 net revenues were earned outside of the U.S. See Note 19 to the accompanying consolidated financial statements for further discussion of our segment reporting structure.
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
Recent Developments
Next Generation Transformation Project
We began a multi-year global project in Fiscal 2024 that is expected to significantly transform the way in which we operate our business and further enable our long-term strategic pivot towards a global direct-to-consumer-oriented model (the "Next Generation Transformation project" or "NGT project"). The NGT project is expected to continue over the next several years, with implementation expected to occur in phases by region and/or capability, and involves the redesigning of certain end-to-end processes and the implementation of a suite of technology systems on a global scale. Such efforts are expected to result in significant process improvements and the creation of synergies across core areas of operations, as well as financial planning and reporting, better enabling us to optimize inventory levels and increase the speed with which we react to changes in consumer demand across markets, among other benefits.
During Fiscal 2026, we continued to advance key workstreams under the NGT project including completion of global design templates that support our core enterprise resource planning platform and related processes, automating certain distribution center operations, and progressing the global roll-out of merchandise allocation and long-range demand planning tools.

In connection with the NGT project, we incurred other charges of $83.9 million, $25.2 million, and $5.1 million during Fiscal 2026, Fiscal 2025, and Fiscal 2024, respectively, which were recorded within restructuring and other charges, net in the consolidated statements of operations.
Global Economic Conditions and Industry Trends
The global economy and retail industry are impacted by many factors beyond our control. In April 2025, the U.S. announced significant changes to its trade policies under the authority of the International Emergency Economic Powers Act ("IEEPA"), including widespread tariff increases on imported goods, with potential for new tariffs and further increases on existing tariffs in the future, as well as revisions or terminations to existing trade agreements. In response, many countries announced retaliatory tariffs on U.S. exports and other trade restrictions. In February 2026, the U.S. Supreme Court invalidated the IEEPA tariffs previously applied to our imports, after which a new round of tariffs was announced by the current administration under an alternative U.S. Trade Act authority. In March 2026, the U.S. Court of International Trade issued an order directing U.S. Customs and Border Protection to refund IEEPA tariffs that were previously collected, and in April 2026, U.S. Customs and Border Protection announced the refund process, leveraging the Consolidated Administration and Processing of Entries Claim Portal through a phased rollout. Although we have taken steps to preserve our rights with respect to the potential refunds, there can be no assurance that we will receive any refunds, in whole or in part. These developments have also increased uncertainty regarding the future relationship between the U.S. and other countries and could contribute to a global trade war, higher inflation, and a global economic slowdown, any of which has caused, and could continue to cause, significant volatility in global stock markets and foreign currency exchange rates.
Other recent economic conditions, including increases in oil and other energy prices, ongoing inflationary pressures, organized labor disputes, high interest rates, significant foreign currency volatility, and military conflicts (as discussed below), continue to impact consumer discretionary income levels, spending, and sentiment in the U.S. and beyond. In response to such pressures, as well as to reduce elevated inventory levels, many retailers (particularly in the U.S. and Europe) continue to resort to promotional activity in an attempt to offset traffic declines and increase conversion. Furthermore, the department store sector has also experienced consolidations, restructurings, bankruptcies, and other ownership changes in recent times, as well as an increase in store closures.
The global economy has also been negatively impacted by ongoing military conflicts, including the conflicts involving Iran and other hostilities in the Middle East. Although our ongoing operations in the Middle East are not material, our business has been, and may continue to be, affected by the broader macroeconomic implications resulting from these and other military conflicts, including inflationary pressures, unfavorable foreign currency exchange rates, increases in oil prices and other energy prices, food shortages, and financial market volatility, among other factors, which have adversely impacted consumer sentiment and confidence. It is not clear at this time how long these conflicts will endure, or if they will escalate further with additional countries taking part, which could further amplify the impacts of the various macroeconomic factors described above and potentially result in a prolonged global economic slowdown or recession.
The global supply chain has also been negatively impacted by various factors, including disruptions in the Red Sea and recent increases in oil and gas prices, as discussed above. Although our business has not been significantly impacted by such disruptions, we have experienced some shipping delays affecting the timing of inventory receipts. Prolonged disruptions or sustained increases in fuel prices could result in further inventory receipt delays and/or higher freight and transportation costs in the near-term and beyond.
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
Summary of Financial Performance
Operating Results
In Fiscal 2026, we reported net revenues of $8.115 billion, net income of $941.1 million, and net income per diluted share of $15.11, as compared to net revenues of $7.079 billion, net income of $742.9 million, and net income per diluted share of $11.61 in Fiscal 2025. The comparability of our operating results has been affected by net restructuring-related charges, and certain other charges, as well as foreign currency volatility. Our operating results are also susceptible to changes in macroeconomic conditions.
Our operating performance for Fiscal 2026 reflected revenue increases of 14.6% on a reported basis and 11.8% on a constant currency basis, as defined within "Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition" below. Net revenues reflected growth across all of our reportable segments.
Our gross profit as a percentage of net revenues increased by 130 basis points to 69.9% during Fiscal 2026, primarily driven by average unit retail ("AUR") growth, product elevation, and favorable foreign currency effects, more than offsetting pressure from tariffs and non-cotton product costs.
Selling, general, and administrative ("SG&A") expenses as a percentage of net revenues decreased by 70 basis points to 53.9% during Fiscal 2026, largely attributable to operating leverage on higher net revenues despite higher compensation-related expenses, marketing investments, and variable selling expenses.
Net income increased by $198.2 million to $941.1 million in Fiscal 2026 as compared to Fiscal 2025, primarily due to a $247.1 million increase in our operating income, partially offset by a $28.8 million increase in our income tax provision and a $20.1 million increase in our non-operating expense, net. Net income per diluted share increased by $3.50 to $15.11 per share during Fiscal 2026 driven by the higher level of net income and lower weighted-average diluted shares outstanding.
During Fiscal 2026 and Fiscal 2025, our operating results were negatively impacted by net restructuring-related charges and certain other charges totaling $118.1 million and $57.8 million, respectively, which had an after-tax effect of reducing net income by $92.1 million, or $1.48 per diluted share, and $46.0 million, or $0.72 per diluted share, respectively.
Financial Condition and Liquidity
We ended Fiscal 2026 in a net cash and short-term investments position (calculated as cash and cash equivalents, plus short-term investments, less total debt) of $826.1 million, as compared to $940.4 million as of the end of Fiscal 2025. The decrease in our net cash and short-term investments position at March 28, 2026 as compared to March 29, 2025 was primarily due to our use of cash to support Class A common stock repurchases of $623.8 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to invest in our business through $408.1 million in capital expenditures, and to make dividend payments of $216.5 million, partially offset by our operating cash flows of $1.154 billion.
Net cash provided by operating activities was $1.154 billion during Fiscal 2026, as compared to $1.235 billion during Fiscal 2025. The net decrease in cash provided by operating activities was due to a net unfavorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year, partially offset by an increase in net income before non-cash charges.
Our equity increased to $2.841 billion as of March 28, 2026, compared to $2.589 billion as of March 29, 2025 due to our comprehensive income and the net impact of stock-based compensation arrangements, partially offset by our share repurchase activity and dividends declared during Fiscal 2026.

Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition
The comparability of our operating results for Fiscal 2026 and Fiscal 2025 has been affected by certain transactions, including net restructuring-related charges and certain other charges totaling $118.1 million and $57.8 million, respectively. See Note 8 to the accompanying consolidated financial statements.
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
Fiscal 2026 Compared to Fiscal 2025
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$8,114.5	$7,079.0	$1,035.5	14.6%
Cost of goods sold	(2,445.3)	(2,226.1)	(219.2)	9.8%
Gross profit	5,669.2	4,852.9	816.3	16.8%
Gross profit as % of net revenues	69.9%	68.6%		130	bps
Selling, general, and administrative expenses	(4,371.9)	(3,863.0)	(508.9)	13.2%
SG&A expenses as % of net revenues	53.9%	54.6%		(70	bps)
Restructuring and other charges, net	(118.1)	(57.8)	(60.3)	104.3%
Operating income	1,179.2	932.1	247.1	26.5%
Operating income as % of net revenues	14.5%	13.2%		130	bps
Interest expense	(54.2)	(44.1)	(10.1)	22.8%
Interest income	53.7	74.0	(20.3)	(27.4%)
Other expense, net	(1.0)	(11.3)	10.3	(90.4%)
Income before income taxes	1,177.7	950.7	227.0	23.9%
Income tax provision	(236.6)	(207.8)	(28.8)	13.8%
Effective tax rate(a)	20.1%	21.9%		(180	bps)
Net income	$941.1	$742.9	$198.2	26.7%
Net income per common share:
Basic	$15.42	$11.86	$3.56	30.0%
Diluted	$15.11	$11.61	$3.50	30.1%

(a)Effective tax rate is calculated by dividing the income tax provision by income before income taxes.
Net Revenues.    Net revenues increased by $1.035 billion, or 14.6%, to $8.115 billion in Fiscal 2026 as compared to Fiscal 2025, reflecting growth across all of our reportable segments, including favorable foreign currency effects of $201.9 million. On a constant currency basis, net revenues increased by $833.6 million, or 11.8%.
The following table summarizes the percentage changes in our Fiscal 2026 consolidated comparable store sales as compared to the prior fiscal year:

% Change
Digital commerce	16%
Brick and mortar	12%
Total comparable store sales	13%

Our global average store count during Fiscal 2026 decreased by 10 stores and concession shops, compared with the prior fiscal year, largely driven by concession shop closures in Asia.
The following table details our retail store presence by segment as of the end of the periods presented:

	March 28, 2026	March 29, 2025
Freestanding Stores:
North America	219	223
Europe	111	104
Asia	264	237
Total freestanding stores	594	564

Concession Shops:
Europe	29	30
Asia	615	641
Total concession shops	644	671
Total stores	1,238	1,235
In addition to our stores, we sell products online in North America, Europe, and Asia through our various digital commerce sites, as well as through our Polo mobile apps in the U.S. and Canada. We also sell products online through various third-party digital partner commerce sites, primarily in Asia.
Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the prior fiscal year, are provided below:

	Fiscal Years Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	March 28, 2026	March 29, 2025	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$3,329.6	$3,050.1	$279.5	$1.9	$277.6	9.2%	9.1%
Europe	2,538.9	2,174.9	364.0	173.8	190.2	16.7%	8.7%
Asia	2,103.5	1,709.4	394.1	26.1	368.0	23.1%	21.5%
Other non-reportable segments	142.5	144.6	(2.1)	0.1	(2.2)	(1.4%)	(1.5%)
Total net revenues	$8,114.5	$7,079.0	$1,035.5	$201.9	$833.6	14.6%	11.8%
North America net revenues — Net revenues increased by $279.5 million, or 9.2%, during Fiscal 2026 as compared to Fiscal 2025. On a constant currency basis, net revenues increased by $277.6 million, or 9.1%.
The $279.5 million increase in North America net revenues was driven by:
•a $211.5 million increase related to our North America retail business. On a constant currency basis, net revenues increased by $209.5 million, reflecting an increase of $216.6 million in comparable store sales, partially offset by a decrease of $7.1 million in non-comparable store sales. The increase in our comparable store sales reflected mid-teens AUR growth and higher traffic during Fiscal 2026 as compared to the prior fiscal year. The following table summarizes the percentage changes in comparable store sales related to our North America retail business:

% Change
Digital commerce	14%
Brick and mortar	10%
Total comparable store sales	11%

•a $68.0 million increase related to our North America wholesale business largely driven by improved selling trends and strong replenishment orders.
Europe net revenues — Net revenues increased by $364.0 million, or 16.7%, during Fiscal 2026 as compared to Fiscal 2025. On a constant currency basis, net revenues increased by $190.2 million, or 8.7%.
The $364.0 million increase in Europe net revenues was driven by:
•a $205.6 million increase related to our Europe wholesale business largely driven by stronger re-order trends and favorable foreign currency effects of $89.6 million, which more than offset planned reductions within the off-price wholesale channel; and
•a $158.4 million increase related to our Europe retail business, inclusive of favorable foreign currency effects of $84.2 million. On a constant currency basis, net revenues increased by $74.2 million, reflecting increases of $57.9 million in comparable store sales and $16.3 million in non-comparable store sales. The increase in our comparable store sales reflected high single-digit AUR growth during Fiscal 2026 as compared to the prior fiscal year. The following table summarizes the percentage changes in comparable store sales related to our Europe retail business:

% Change
Digital commerce	11%
Brick and mortar	4%
Total comparable store sales	6%
Asia net revenues — Net revenues increased by $394.1 million, or 23.1%, during Fiscal 2026 as compared to Fiscal 2025. On a constant currency basis, net revenues increased by $368.0 million, or 21.5%.
The $394.1 million increase in Asia net revenues was primarily driven by:
•a $392.6 million increase related to our Asia retail business, inclusive of favorable foreign currency effects of $25.3 million. On a constant currency basis, net revenues increased by $367.3 million, reflecting increases of $270.1 million in comparable store sales and $97.2 million in non-comparable store sales. The increase in our comparable store sales reflected mid-teens AUR growth and higher traffic during Fiscal 2026 as compared to the prior fiscal year. The following table summarizes the percentage changes in comparable store sales related to our Asia retail business:

% Change
Digital commerce	34%
Brick and mortar	18%
Total comparable store sales	20%
Gross Profit.    Gross profit increased by $816.3 million, or 16.8%, to $5.669 billion in Fiscal 2026, including favorable foreign currency effects of $163.4 million. Gross profit as a percentage of net revenues increased to 69.9% in Fiscal 2026 from 68.6% in Fiscal 2025. The 130 basis point improvement reflected favorable foreign currency effects of 30 basis points. The remaining 100 basis point improvement was primarily due to mid-teens AUR growth and product elevation, more than offsetting pressure from tariffs and non-cotton product costs.
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

Selling, General, and Administrative Expenses.    SG&A expenses include costs relating to compensation and benefits, marketing and advertising, rent and occupancy, distribution, information technology, legal, depreciation and amortization, bad debt, and other selling and administrative costs. SG&A expenses increased by $508.9 million, or 13.2%, to $4.372 billion in Fiscal 2026, including unfavorable foreign currency effects of $81.7 million. SG&A expenses as a percentage of net revenues decreased to 53.9% in Fiscal 2026 from 54.6% in Fiscal 2025. The 70 basis point decline was largely attributable to operating leverage on higher net revenues despite higher compensation-related expenses, marketing investments, and variable selling expenses.
The $508.9 million increase in SG&A expenses was driven by:

Fiscal 2026 Compared to Fiscal 2025
(millions)
SG&A expense category:
Compensation-related expenses	$166.5
Marketing and advertising expenses	118.4
Rent and occupancy costs	93.3
Selling-related expenses	28.5
Shipping and handling costs	25.8
Staff-related expenses	20.2
Consulting and professional fees	17.3
Depreciation and amortization expense	12.6
Other	26.3
Total increase in SG&A expenses	$508.9
Restructuring and Other Charges, Net.    During Fiscal 2026 and Fiscal 2025, we recorded restructuring charges of $25.9 million and $20.4 million, respectively, primarily consisting of severance and benefits costs. We also recognized income of $2.1 million and $2.8 million during Fiscal 2026 and Fiscal 2025, respectively, related to cash consideration received from Regent, L.P. in connection with our former Club Monaco business, which was sold as part of our restructuring activities during our fiscal year ended April 2, 2022. We donated this income both years to The Ralph Lauren Corporate Foundation, a non-profit charitable foundation, which resulted in related offsetting donation expenses of $2.1 million and $2.8 million during Fiscal 2026 and Fiscal 2025, respectively.
In addition, during Fiscal 2026 and Fiscal 2025, we recorded other charges of $83.9 million and $25.2 million, respectively, in connection with our Next Generation Transformation project (refer to "Recent Developments" for additional discussion), as well as other charges of $8.3 million and $12.2 million, respectively, primarily related to rent and occupancy costs associated with certain previously exited real estate locations for which the related lease agreements have not yet expired.
During Fiscal 2026, we also recognized income of $24.2 million related to the settlements of credit card interchange fee litigation matters. We donated this income to The Ralph Lauren Corporate Foundation, which resulted in related offsetting donation expense of $24.2 million during Fiscal 2026.
See Note 8 to the accompanying consolidated financial statements.
Operating Income.    Operating income increased by $247.1 million, or 26.5%, to $1.179 billion during Fiscal 2026, reflecting favorable foreign currency effects of $81.8 million. Our operating results during Fiscal 2026 and Fiscal 2025 were negatively impacted by net restructuring-related charges and certain other charges totaling $118.1 million and $57.8 million, respectively. Operating income as a percentage of net revenues was 14.5% in Fiscal 2026, reflecting a 130 basis point improvement from Fiscal 2025. The improvement in operating income as a percentage of net revenues was primarily driven by the increase in our gross margin and the reduction in SG&A expenses as a percentage of net revenues, partially offset by higher net restructuring-related charges and certain other charges recorded during Fiscal 2026 as compared to the prior fiscal year, all as previously discussed.

Operating income and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the prior fiscal year, are provided below:

	Fiscal Years Ended
	March 28, 2026		March 29, 2025
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$724.2	21.8%	$640.1	21.0%	$84.1	80 bps
Europe	704.6	27.8%	566.2	26.0%	138.4	180 bps
Asia	577.2	27.4%	413.2	24.2%	164.0	320 bps
Other non-reportable segments	123.8	86.9%	125.8	87.0%	(2.0)	(10 bps)
Total segment operating income	2,129.8		1,745.3		384.5
Corporate expenses, net	(832.5)		(755.4)		(77.1)
Restructuring and other charges, net(a)	(118.1)		(57.8)		(60.3)
Total operating income	$1,179.2	14.5%	$932.1	13.2%	$247.1	130 bps

(a)See discussion above for additional information related to restructuring and other charges, net recorded during the fiscal years presented.
North America operating margin improved by 80 basis points, primarily due to a reduction of 130 basis points in SG&A expense as a percentage of net revenues, more than offsetting a decline of 50 basis points in gross margin due to tariff-related pressures.
Europe operating margin improved by 180 basis points, primarily due to an increase of 210 basis points in gross margin, partially offset by an increase of 40 basis points in SG&A expense as a percentage of net revenues. The overall improvement in operating margin was inclusive of the favorable impacts of approximately 140 basis points related to foreign currency effects.
Asia operating margin improved by 320 basis points, primarily due to an increase of 210 basis points in gross margin and a reduction of 120 basis points in SG&A expenses as a percentage of net revenues. The overall improvement in operating margin was inclusive of the unfavorable impacts of approximately 20 basis points related to foreign currency effects.
Corporate expenses increased by $77.1 million to $832.5 million in Fiscal 2026 as compared to the prior fiscal year. The increase in corporate expenses was due to higher compensation-related expenses of $68.8 million, higher marketing and advertising expenses of $16.8 million, and higher other expenses of $4.1 million, partially offset by higher intercompany sourcing commission of $12.6 million (which is offset at the segment level and eliminates in consolidation).
Non-operating Income (Expense), Net.    Non-operating income (expense), net is comprised of interest expense, interest income, and other income (expense), net, which includes foreign currency gains (losses), equity in income (losses) from our equity-method investees, and other non-operating expenses. During Fiscal 2026, we reported non-operating expense, net of $1.5 million as compared to non-operating income, net of $18.6 million during Fiscal 2025. The $20.1 million increase in non-operating expense, net was primarily driven by a decline in interest income largely due to lower prevailing interest rates in financial markets.
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
The income tax provision and effective tax rate in Fiscal 2026 were $236.6 million and 20.1%, respectively, compared to $207.8 million and 21.9%, respectively, in Fiscal 2025. The $28.8 million increase in our income tax provision was primarily driven by an increase in our pretax income, partially offset by a 180 basis point decline in our effective tax rate. The decline in our effective tax rate was due to the favorable impact of uncertain tax positions, foreign-derived intangible income deduction and the tax impacts of compensation-related adjustments, partially offset by the unfavorable tax impact of earnings generated in higher taxed jurisdictions when compared to the prior fiscal year, the absence of a prior year favorable deferred tax adjustment related to a transaction entered into as part of a reorganization of our corporate entity structure, and the absence of state and local credits received in the prior fiscal year. See Note 9 to the accompanying consolidated financial statements.
Net Income.    Net income increased to $941.1 million in Fiscal 2026, from $742.9 million in Fiscal 2025. The $198.2 million increase in net income was primarily due to an increase in our operating income, partially offset by an increase in our income tax provision and non-operating expense, net, all as previously discussed. Our operating results during Fiscal 2026 and Fiscal 2025 were negatively impacted by net restructuring-related charges and certain other charges totaling $118.1 million and $57.8 million, respectively, which had an after-tax effect of reducing net income by $92.1 million and $46.0 million, respectively.
Net Income per Diluted Share.    Net income per diluted share increased to $15.11 in Fiscal 2026, from $11.61 in Fiscal 2025. The $3.50 per share increase was primarily driven by the higher level of net income, as previously discussed, and lower weighted-average diluted shares outstanding during Fiscal 2026 driven by our share repurchases during the last twelve months. Net income per diluted share for Fiscal 2026 and Fiscal 2025 were also negatively impacted by $1.48 per share and $0.72 per share, respectively, attributable to net restructuring-related charges and certain other charges, as previously discussed.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of March 28, 2026 and March 29, 2025.

	March 28, 2026	March 29, 2025	$ Change
	(millions)
Cash and cash equivalents	$1,988.0	$1,922.5	$65.5
Short-term investments	77.0	160.5	(83.5)
Current portion of long-term debt(a)	—	(399.7)	399.7
Long-term debt(a)	(1,238.9)	(742.9)	(496.0)
Net cash and short-term investments	$826.1	$940.4	$(114.3)
Equity	$2,841.4	$2,588.5	$252.9

(a)See Note 10 to the accompanying consolidated financial statements for discussion of the carrying amounts of our debt.
The decrease in our net cash and short-term investments position at March 28, 2026 as compared to March 29, 2025 was primarily due to our use of cash to support Class A common stock repurchases of $623.8 million, including withholdings in satisfaction of tax obligations for stock-based compensation awards, to invest in our business through $408.1 million in capital expenditures, and to make dividend payments of $216.5 million, partially offset by our operating cash flows of $1.154 billion.
The increase in our equity was attributable to our comprehensive income and the net impact of stock-based compensation arrangements, partially offset by our share repurchase activity and dividends declared during Fiscal 2026.
Cash Flows
Fiscal 2026 Compared to Fiscal 2025

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	$ Change
	(millions)
Net cash provided by operating activities	$1,154.2	$1,235.1	$(80.9)
Net cash used in investing activities	(356.6)	(264.1)	(92.5)
Net cash used in financing activities	(769.7)	(704.0)	(65.7)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	37.4	(8.2)	45.6
Net increase in cash, cash equivalents, and restricted cash	$65.3	$258.8	$(193.5)
Net Cash Provided by Operating Activities.    Net cash provided by operating activities was $1.154 billion during Fiscal 2026, as compared to $1.235 billion during Fiscal 2025. The $80.9 million net decrease in cash provided by operating activities was due to a net unfavorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year, partially offset by an increase in net income before non-cash charges.
The net unfavorable change related to our operating assets and liabilities, including our working capital, was primarily driven by:
•an unfavorable change in our non-current liability for unrecognized tax benefits, as detailed in Note 9 to the accompanying consolidated financial statements;
•an unfavorable change in income tax receivables and payables due to higher tax payments in connection with certain non-routine tax transactions and the higher level of pretax income, as well as the timing of tax payments; and

•an unfavorable change in our accounts payable driven by the timing of cash payments, as well as a net unfavorable change in accrued liabilities largely driven by accrued payroll and benefits resulting from the higher bonus payout during the first quarter of Fiscal 2026 as compared to the prior fiscal year.
Net Cash Used in Investing Activities.    Net cash used in investing activities was $356.6 million during Fiscal 2026, as compared to $264.1 million during Fiscal 2025. The $92.5 million net increase in cash used in investing activities was primarily driven by:
•a $191.9 million increase in capital expenditures. During Fiscal 2026, we spent $408.1 million on capital expenditures, as compared to $216.2 million during Fiscal 2025. Our capital expenditures during Fiscal 2026 primarily related to the strategic purchase of real estate, as well as store openings and renovations, corporate office renovations, and enhancements to our information technology systems.
This increase in cash used in investing activities was partially offset by:
•a $137.1 million increase in proceeds from sales and maturities of investments, less purchases of investments. During Fiscal 2026, we received net proceeds from sales and maturities of investments of $89.6 million, as compared to making net investment purchases of $47.5 million during Fiscal 2025.
Net Cash Used in Financing Activities.    Net cash used in financing activities was $769.7 million during Fiscal 2026, as compared to $704.0 million during Fiscal 2025. The $65.7 million net increase in cash used in financing activities was primarily driven by:
•a $142.9 million increase in cash used to repurchase shares of our Class A common stock. During Fiscal 2026, we used $500.2 million to repurchase shares of our Class A common stock pursuant to our common stock repurchase program, and an additional $123.6 million in shares of our Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our long-term stock incentive plans. On a comparative basis, during Fiscal 2025, we used $424.5 million to repurchase shares of our Class A common stock pursuant to our common stock repurchase program, and an additional $56.4 million in shares of our Class A common stock were surrendered or withheld for taxes.
This increase in cash used in financing activities was partially offset by:
•a $98.2 million net increase in cash proceeds from the issuance of debt, less debt repayments. During Fiscal 2026, we received $498.2 million in proceeds from our issuance of the 5.000% Senior Notes (as defined below), a portion of which was used to repay $400 million of the 3.750% Senior Notes (as defined below) that matured in September 2025. On a comparative basis, during Fiscal 2025, we did not issue or repay any debt.
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
During Fiscal 2026, we generated $1.154 billion of net cash flows from our operations. As of March 28, 2026, we had $2.065 billion in cash, cash equivalents, and short-term investments, of which $1.403 billion were held by our subsidiaries domiciled outside the U.S. We are not dependent on foreign cash to fund our domestic operations. Undistributed foreign earnings generated on or before December 31, 2017 that were subject to the one-time mandatory transition tax in connection with U.S. tax legislation commonly referred to as the Tax Cuts and Jobs Act are not considered to be permanently reinvested and may be repatriated to the U.S. in the future with minimal or no additional U.S. taxation. We intend to permanently reinvest undistributed foreign earnings generated after December 31, 2017 that were not subject to the one-time mandatory transition tax. However, if our plans change and we choose to repatriate post-2017 earnings to the U.S., we would be subject to applicable U.S. and foreign taxes.

The following table presents the total availability, borrowings outstanding, and remaining availability under our credit and overdraft facilities and Commercial Paper Program as of March 28, 2026:

	March 28, 2026
Description(a)	Total Availability	Borrowings Outstanding		Remaining Availability
	(millions)
Global Credit Facility and Commercial Paper Program(b)	$750	$10	(c)	$740
Pan-Asia Credit Facilities	34	—		34
Japan Overdraft Facility	31	—		31

(a)As defined in Note 10 to the accompanying consolidated financial statements.
(b)Borrowings under the Commercial Paper Program are supported by the Global Credit Facility. Combined borrowings under the Commercial Paper Program and the Global Credit Facility are limited to $750 million.
(c)Represents outstanding letters of credit for which we were contingently liable under the Global Credit Facility.
We believe that the Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of March 28, 2026, there were six financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 25%. In accordance with the terms of the agreement, we have the ability to expand our borrowing availability under the Global Credit Facility to $1.500 billion through the full term of the facility, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments.
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
See Note 10 to the accompanying consolidated financial statements for additional information relating to our credit facilities.
Supplier Finance Program
We support a voluntary supplier finance program which provides certain of our inventory suppliers the opportunity, at their sole discretion, to sell their receivables due from us (which generally have 90-day payment terms) to a participating financial institution for a discounted payment amount made earlier than the payment terms stipulated between us and the supplier. Our vendor payment terms and amounts due are not impacted by a supplier's decision to participate in the program. We have not pledged any assets and do not provide guarantees under the supplier finance program. Our payment obligations outstanding under our supplier finance program were $172.1 million and $181.0 million as of March 28, 2026 and March 29, 2025, respectively, and were recorded within accounts payable in the consolidated balance sheets. See Note 3 to the accompanying consolidated financial statements for additional information relating to our supplier finance program.

Debt and Covenant Compliance
In August 2018, we completed a registered public debt offering and issued $400 million aggregate principal amount of unsecured senior notes that were due and repaid on September 15, 2025 with cash on hand, which bore interest at a fixed rate of 3.750%, payable semi-annually (the "3.750% Senior Notes"). In June 2020, we completed another registered public debt offering and issued $500 million aggregate principal amount of unsecured senior notes that were due and repaid on June 15, 2022 with cash on hand, which bore interest at a fixed rate of 1.700%, payable semi-annually (the "1.700% Senior Notes"), and $750 million aggregate principal amount of unsecured senior notes due June 15, 2030, which bear interest at a fixed rate of 2.950%, payable semi-annually (the "2.950% Senior Notes"). In June 2025, we completed another registered public debt offering and issued $500 million aggregate principal amount of unsecured senior notes due June 15, 2032, which bear interest at a fixed rate of 5.000%, payable semi-annually (the "5.000% Senior Notes").
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
The Global Credit Facility contains a number of covenants, as described in Note 10 to the accompanying consolidated financial statements. As of March 28, 2026, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred. The Pan-Asia Borrowing Facilities do not contain any financial covenants.
See Note 10 to the accompanying consolidated financial statements for additional information relating to our debt and covenant compliance.
Common Stock Repurchase Program
On May 15, 2025, our Board of Directors approved an expansion of our existing common stock repurchase program that allows us to repurchase up to an additional $1.500 billion of our Class A common stock, excluding related excise taxes. As of March 28, 2026, the remaining availability under our common stock repurchase program was approximately $1.352 billion. Repurchases of shares of our Class A common stock are subject to overall business and market conditions.
See Note 15 to the accompanying consolidated financial statements for additional information relating to our Class A common stock repurchase program.
Dividends
We have generally maintained a regular quarterly cash dividend program on our common stock since 2003.
On May 15, 2025, our Board of Directors approved an increase to our quarterly cash dividend on our common stock from $0.825 to $0.9125 per share. On May 14, 2026, our Board of Directors approved an additional increase to the quarterly cash dividend on our common stock from $0.9125 to $1.00 per share. The first quarterly dividend to reflect this increase is expected to be payable to shareholders of record at close of business on June 26, 2026 and paid on July 10, 2026.
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

Material Cash Requirements
Firm Commitments
The following table summarizes certain of our aggregate material cash requirements as of March 28, 2026, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flows in future periods. We expect to fund these firm commitments with operating cash flows generated in the normal course of business and, if necessary, through availability under our credit facilities or other accessible sources of financing.

	Fiscal 2027	Fiscal 2028-2029	Fiscal 2030-2031	Fiscal 2032 and Thereafter	Total
	(millions)
Senior Notes	$—	$—	$750.0	$500.0	$1,250.0
Interest payments on debt	47.1	94.3	83.2	37.5	262.1
Operating leases	266.2	523.7	359.1	678.7	1,827.7
Finance leases	27.5	51.5	45.3	144.7	269.0
Other lease commitments	1.5	25.6	23.7	96.7	147.5
Inventory purchase commitments	808.3	—	—	—	808.3
Other commitments	115.8	158.9	49.8	26.4	350.9
Total	$1,266.4	$854.0	$1,311.1	$1,484.0	$4,915.5
The following is a description of our material, firmly committed obligations as of March 28, 2026:
•Senior Notes represent the principal amount of our outstanding 2.950% Senior Notes and 5.000% Senior Notes. Amounts do not include any call premiums, unamortized debt issuance costs, or interest payments (see below);
•Interest payments on debt represent the semi-annual contractual interest payments due on our 2.950% Senior Notes and 5.000% Senior Notes. Amounts do not include the impact of potential cash flows underlying our related cross-currency swap contracts (see Note 12 to the accompanying consolidated financial statements for discussion of our swap contracts);
•Lease obligations represent fixed payments due over the lease term of our noncancelable leases of real estate and operating equipment, including rent, real estate taxes, insurance, common area maintenance fees, and/or certain other costs. For lease terms that have commenced, information has been presented separately for operating and finance leases. Other lease commitments relate to executed lease agreements for which the related lease terms have not yet commenced as of March 28, 2026;
•Inventory purchase commitments represent our legally-binding agreements to purchase fixed or minimum quantities of goods at determinable prices; and
•Other commitments primarily represent our legally-binding obligations related to sponsorship, licensing, and other marketing and advertising agreements; information technology-related service agreements; and pension-related obligations.
Excluded from the above contractual obligations table is the non-current liability for unrecognized tax benefits of $168.7 million as of March 28, 2026, as we cannot make a reliable estimate of the period in which the liability will be settled, if ever. The above table also excludes the following: (i) amounts recorded in current liabilities in our consolidated balance sheet as of March 28, 2026, which will be paid within one year, other than lease obligations and accrued interest payments on debt; and (ii) non-current liabilities that have no cash outflows associated with them (e.g., deferred income), or the cash outflows associated with them are uncertain or do not represent a "purchase obligation" as such term is used herein (e.g., deferred taxes, derivative financial instruments, asset retirement obligations, and other miscellaneous items).
We also have certain contractual arrangements that would require us to make payments if certain events or circumstances occur. See Note 14 to the accompanying consolidated financial statements for a description of our contingent commitments not included in the above table.

Off-Balance Sheet Arrangements
In addition to the commitments included in the above table, our other off-balance sheet firm commitments relating to our outstanding letters of credit amounted to $10.4 million as of March 28, 2026. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships with unconsolidated entities that would be expected to have a material current or future effect on our consolidated financial statements.
MARKET RISK MANAGEMENT
As discussed in Note 12 to the accompanying consolidated financial statements, we are exposed to a variety of levels and types of risks, including the impact of changes in currency exchange rates on foreign currency-denominated balances, certain anticipated cash flows of our international operations, and the value of reported net assets of our foreign operations, as well as changes in the fair value of our fixed-rate debt obligations relating to fluctuations in benchmark interest rates. Accordingly, in the normal course of business we assess such risks and, in accordance with our established policies and procedures, may use derivative financial instruments to manage and mitigate them. We do not use derivatives for speculative or trading purposes.
Given our use of derivative instruments, we are exposed to the risk that the counterparties to such contracts will fail to meet their contractual obligations. To mitigate such counterparty credit risk, it is our policy to only enter into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. Our established policies and procedures for mitigating credit risk include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties, when possible, to further mitigate credit risk. As a result of the above considerations, we do not believe that we are exposed to undue concentration of counterparty risk with respect to our derivative contracts as of March 28, 2026. However, we do have in aggregate $14.2 million of derivative instruments in net asset positions held across four creditworthy financial institutions.
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
Forward Foreign Currency Exchange Contracts
We use forward foreign currency exchange contracts to mitigate risk related to exchange rate fluctuations on inventory transactions made in an entity's non-functional currency, the settlement of foreign currency-denominated balances, and the translation of certain foreign operations' net assets into U.S. Dollars. As part of our overall strategy for managing the level of exposure to such exchange rate risk, relating primarily to the Euro, the Japanese Yen, the Chinese Renminbi, the South Korean Won, the Australian Dollar, the British Pound Sterling, the Swiss Franc, and the Canadian Dollar, we generally hedge a portion of our related exposures anticipated over the next one year using forward foreign currency exchange contracts with maturities of two months to one year to provide continuing coverage over the period of the respective exposure.
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
Sensitivity
We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our forward foreign currency exchange and cross-currency swap contracts. In doing so, we assess the risk of loss in the fair values of these contracts that would result from hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of March 28, 2026, a 10% appreciation or depreciation of the U.S. Dollar against the foreign currencies under contract would result in a net increase or decrease, respectively, in the fair value of our derivative portfolio of approximately $141 million. This hypothetical net change in fair value should ultimately be largely offset by the net change in the related underlying hedged items.
Interest Rate Risk Management
Sensitivity
As of March 28, 2026, we had no variable-rate debt outstanding. As such, our exposure to changes in interest rates primarily relates to changes in the fair values of our fixed-rate Senior Notes. As of March 28, 2026, the aggregate fair value of our Senior Notes was $1.206 billion. Based on certain simplifying assumptions, including an immediate across-the-board change in interest rates with no further changes for the remainder of their respective terms, a 25-basis point increase or decrease in interest rates would have the effect of reducing or increasing, respectively, the aggregate fair value of our Senior Notes by approximately $14 million. Such potential fluctuations in fair value would only be realized if we were to retire all or a portion of the debt prior to maturity.
Investment Risk Management
As of March 28, 2026, we had cash and cash equivalents on hand of $1.988 billion, consisting of deposits in interest bearing accounts, investments in money market deposit accounts, and investments in time deposits with original maturities of 90 days or less. Our other significant investments included $77.0 million of short-term investments, consisting of time deposits with original maturities greater than 90 days.
We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed in Note 3 to the accompanying consolidated financial statements. Our investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in our investment policy. See Note 12 to the accompanying consolidated financial statements for further detail of the composition of our investment portfolio as of March 28, 2026.
CRITICAL ACCOUNTING POLICIES
An accounting policy is considered critical if it is important to our results of operations, financial condition, and/or cash flows, and requires significant judgment and estimates made by management in its application. Our estimates are often based on complex judgments, assessments of probability, and assumptions that management believes to be reasonable, relating to matters that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same set of facts and circumstances, could develop and support a range of alternative estimated amounts. We believe that the following list represents our critical accounting policies. For a discussion of all of our significant accounting policies, including our critical accounting policies, see Note 3 to the accompanying consolidated financial statements.

Sales Reserves and Uncollectible Accounts
A significant area of judgment affecting our reported net revenues involves estimating sales reserves, which represent the portion of gross revenues not expected to be realized. In particular, gross revenues related to our wholesale business are reduced by estimates of returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances. Gross revenues related to our retail business, including direct-to-consumer digital commerce sales, are also reduced by estimates of returns.
In developing estimates of returns, discounts, end-of-season markdowns, operational chargebacks, and cooperative advertising allowances, we analyze historical trends, actual and forecasted seasonal results, current economic and market conditions, retailer performance, and, in certain cases, contractual terms. Estimates of operational chargebacks are based on actual customer notifications of order fulfillment discrepancies and historical trends. We review and refine these estimates on a quarterly basis. Our historical estimates of these amounts have not differed materially from actual results. However, significant unforeseen adverse future economic and market conditions, such as those resulting from widespread pandemic diseases and/or other catastrophic events, could result in our actual results differing materially from our estimates. A hypothetical 1% increase in our reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances as of March 28, 2026 would have reduced our Fiscal 2026 net revenues by approximately $2 million.
Similarly, we regularly evaluate our accounts receivable balances to develop expectations regarding the extent to which they will ultimately be collected. Significant judgment and estimation are involved in this evaluation, including a receivables aging analysis which shows, by aged balance category, the percentage of receivables that has historically gone uncollected, an analysis of specific risks on a customer-by-customer basis for larger accounts (including consideration of their financial condition and ability to withstand potential prolonged periods of adverse economic conditions), and an evaluation of current and forecasted economic and market conditions over the respective asset's contractual life. Based on this information, we estimate and record an allowance for amounts that we ultimately expect not to collect due to customer credit risk. Although we believe that we adequately provide for such risk through our allowance for doubtful accounts, severe and prolonged adverse impacts on our major customers' businesses and operations beyond those forecasted could have a corresponding material adverse effect on our results of operations, cash flows, and/or financial condition. A hypothetical 1% increase in our allowance for doubtful accounts as of March 28, 2026 would have increased our Fiscal 2026 SG&A expenses by less than $1 million.
See "Accounts Receivable" in Note 3 to the accompanying consolidated financial statements for an analysis of the activity in our sales reserves and allowance for doubtful accounts balances for each of the three fiscal years presented.
Inventories
We hold retail inventory that is sold directly to consumers in our own stores and through our own digital commerce sites. We also hold inventory that is sold through our wholesale distribution channels to major department stores, specialty stores, and third-party digital partners. Substantially all of our inventories consist of finished goods, which are reported at the lower of cost or estimated net realizable value, with cost determined on a weighted-average cost basis.
The estimated net realizable value of inventory is determined based on an analysis of historical sales trends of our individual product lines, the impact of market trends and economic conditions (including those resulting from unforeseen catastrophic events of any nature), and forecasts of future demand, giving consideration to the value of current outstanding orders from wholesale customers, as well as plans to sell inventory through our outlet stores, among other liquidation channels. Actual results may differ from our estimates due to the quantity, quality, and mix of products in inventory, consumer and retailer preferences, and economic and market conditions. Additionally, reserves for inventory shrinkage, representing the risk of physical loss, are estimated based on historical experience and are adjusted based upon physical inventory counts. Our historical estimates of these costs and the related provisions have not differed materially from actual results. However, unforeseen adverse future economic and market conditions could result in actual results differing materially from our estimates.
A hypothetical 1% increase in the level of our inventory reserves as of March 28, 2026 would have reduced our Fiscal 2026 gross profit by approximately $3 million.
Impairment of Goodwill and Other Intangible Assets
Goodwill and certain other intangible assets determined to have indefinite useful lives are not amortized, but are assessed for impairment at least annually. Finite-lived intangible assets are amortized over their respective estimated useful lives and, along with other long-lived assets, are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be fully recoverable.

We typically perform our annual goodwill impairment assessment using a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its respective carrying amount. However, to reassess the fair values of our reporting units, we periodically perform a quantitative impairment analysis in lieu of using the qualitative approach.
Performing the qualitative goodwill impairment assessment requires judgment in identifying and considering the significance of relevant key factors, events, and circumstances that affect the fair values of our reporting units. This requires consideration and assessment of external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as our actual and planned financial performance. We consider the difference between each reporting unit's fair value and carrying amount as of the most recent date that a fair value reassessment using the quantitative measurement was performed. If the results of the qualitative assessment conclude that it is not more likely than not that the fair value of a reporting unit exceeds its carrying amount, additional quantitative impairment testing is performed.
The quantitative goodwill impairment test involves comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the reporting unit's goodwill is concluded not to be impaired. However, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recorded in an amount equal to that excess. Any impairment charge recognized is limited to the amount of the respective reporting unit's allocated goodwill.
Determining the fair value of a reporting unit under the quantitative goodwill impairment test requires judgment and often involves the use of significant estimates and assumptions, including an assessment of external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. Similarly, estimates and assumptions are involved when determining the fair values of other indefinite-lived intangible assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. To assist management in the process of determining any potential goodwill impairment, we may review and consider appraisals from accredited independent valuation firms. Estimates of fair value are primarily determined using discounted cash flows, market comparisons, and recent transactions. These approaches involve significant estimates and assumptions, including the amount and timing of projected future cash flows, discount rates reflecting the risks inherent in those future cash flows, perpetual growth rates, and selection of appropriate market comparable metrics and transactions.
We performed our annual goodwill impairment assessment as of the beginning of the second quarter of Fiscal 2026 using the qualitative approach discussed above. In performing the assessment, we considered the results of our most recent quantitative goodwill impairment test, which was performed as of the beginning of the second quarter of Fiscal 2024, the results of which indicated that the fair values of each of our reporting units significantly exceeded their respective carrying amounts. Based on the results of the qualitative impairment assessment, we concluded that it is not more likely than not that the fair values of our reporting units are less than their respective carrying amounts and there were no reporting units at risk of impairment. No goodwill impairment charges were recorded during any of the fiscal years presented. See Note 11 to the accompanying consolidated financial statements for further discussion.
In evaluating other intangible assets for recoverability, we use our best estimate of future cash flows expected to result from our use of the asset and its eventual disposition where applicable. If such estimated future undiscounted net cash flows attributable to the asset are less than its carrying amount, an impairment loss is recognized to the extent that such asset's carrying amount exceeds its fair value, as estimated considering external market participant assumptions.
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
Impairment of Other Long-Lived Assets
Property and equipment and lease-related right-of-use ("ROU") assets, along with other long-lived assets, are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be fully recoverable. In evaluating long-lived assets for recoverability, we use our best estimate of future cash flows expected to result from the use of the asset (including any potential sublease income for lease-related ROU assets) and its eventual disposition, where applicable. If such estimated future undiscounted net cash flows attributable to the asset are less than its carrying amount, an impairment loss is recognized to the extent that such asset's carrying amount exceeds its fair value, as estimated considering external market participant assumptions and discounted cash flows, including those based on estimated market rents for lease-related ROU assets. Assets to be disposed of and for which there is a committed plan of disposal (referred to as assets held-for-sale) are reported at the lower of carrying amount or fair value, less costs to sell.
In estimating future cash flows, we take various factors into account, including changes in merchandising strategy, the emphasis on retail store cost controls, the effects of macroeconomic trends such as consumer spending, and the impacts of more experienced retail store managers and increased local advertising. Since estimated future cash flows inherently involves uncertain future performance, future impairments may arise in the event that future cash flows do not meet expectations. For example, unforeseen adverse future economic and market conditions could negatively impact consumer behavior, spending levels, and/or shopping preferences and could result in actual results differing from our estimates. Additionally, we may review and consider appraisals from accredited independent valuation firms to determine the fair value of long-lived assets, where applicable.
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
See Note 9 to the accompanying consolidated financial statements for further discussion of income taxes.
Contingencies
We are exposed to various contingencies in the ordinary course of conducting our business, including potential losses relating to certain litigation, alleged information system security breaches, contractual disputes, employee relations matters, various tax or other governmental audits, and trademark and intellectual property matters and disputes. We record a liability for such contingencies when we conclude that it is probable that a loss has been incurred and the amount of such loss is reasonably estimable. In addition, if it is considered reasonably possible that an unfavorable settlement of a contingency could exceed any related established liability, we disclose the estimated impact on our liquidity, financial condition, and results of operations, if practicable. Management considers many factors in making these assessments. As the ultimate resolution of contingencies is inherently unpredictable, these assessments can involve a series of complex judgments about future events including, but not limited to, court rulings, negotiations between affected parties, and governmental actions. As a result, the accounting for loss contingencies relies heavily on management's judgment in developing the related estimates and assumptions.
Stock-Based Compensation
We recognize expense for all stock-based compensation awarded to employees and non-employee directors based on the award's grant date fair value. Such expense is recognized over the recipient's requisite service period, adjusted for forfeitures which are estimated based on an analysis of historical experience and expected future trends.

Restricted Stock Units ("RSUs")
We grant service-based RSUs to certain of our senior executives and certain other employees, as well as to our non-employee directors. In addition, we grant RSUs with performance-based and market-based vesting conditions to our senior executives and other key employees.
The fair values of our service-based and performance-based RSU awards are measured based on the fair value of our Class A common stock on the grant date, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue while outstanding and unvested. Related compensation expense for performance-based RSUs is recognized over the employees' requisite service periods, to the extent that our attainment of specified performance goals (upon which vesting is dependent) is deemed probable, which involves judgment regarding expectations surrounding achievement of certain defined operating performance metrics.
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
Sensitivity
The assumptions used in calculating the grant date fair values of our stock-based compensation awards reflect our best estimates. Projecting the achievement level of certain performance-based awards and estimating the number of awards expected to be forfeited requires judgment. If actual results or forfeitures differ significantly from our estimates and assumptions, or if assumptions used to estimate the grant date fair value of future stock-based award grants are significantly changed, stock-based compensation expense and our results of operations could be materially impacted. A hypothetical 10% change in our Fiscal 2026 stock-based compensation expense would have affected our net income by approximately $9 million.
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
(c) Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting during the fourth quarter of Fiscal 2026 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B.    Other Information.
Trading Arrangements
During the three months ended March 28, 2026, none of our directors or officers (as defined in Item 408 of Regulation S-K of the Securities Exchange Act) adopted or terminated "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements" (each term as defined in Item 408 of Regulation S-K of the Securities Exchange Act).

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Information relating to our directors and corporate governance will be set forth in the Company's proxy statement for its 2026 annual meeting of stockholders to be filed within 120 days after March 28, 2026 (the "Proxy Statement") and is incorporated by reference herein. Information relating to our executive officers is set forth in Item 1 of this Annual Report on Form 10-K under the caption "Information About Our Executive Officers."
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
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table sets forth information as of March 28, 2026 regarding compensation plans under which the Company's equity securities are authorized for issuance:

	(a)		(b)		(c)
Plan Category	Numbers of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options ($)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,636,049	(1)	N/A	(2)	2,085,084	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	1,636,049		$—		2,085,084

(1)Consists of restricted stock units that are payable solely in shares of Class A common stock (including 523,680 service-based restricted stock units that have fully vested but for which the underlying shares have not yet been delivered as of March 28, 2026).
(2)No options were outstanding as of March 28, 2026.
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
PART IV
Item 15.    Exhibits and Financial Statement Schedules.
(a)    1., 2. Financial Statements and Financial Statement Schedules. See index on Page F-1.
3.      Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-24733) (the "S-1"))
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed August 16, 2011)
3.3	Fifth Amended and Restated By-laws of the Company (filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2024 (the “Fiscal 2024 10-K”))
4.1
Indenture, dated as of September 26, 2013, by and between the Company and Wells Fargo Bank, National Association (including the form of Note) (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed September 26, 2013)

4.2
Fourth Supplemental Indenture, dated as of June 3, 2020, by and between Ralph Lauren Corporation and Wells Fargo Bank, National Association (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed June 4, 2020)

4.3
Fifth Supplemental Indenture, dated as of June 5, 2025, by and between Ralph Lauren Corporation and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed June 5, 2025)

4.4
Description of Securities Registered Under Section 12 of the Exchange Act (filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2020 (the "Fiscal 2020 10-K"))

10.1
Registration Rights Agreement dated as of June 9, 1997 by and among Ralph Lauren, GS Capital Partners, L.P., GS Capital Partner PRL Holding I, L.P., GS Capital Partners PRL Holding II, L.P., Stone Street Fund 1994, L.P., Stone Street 1994 Subsidiary Corp., Bridge Street Fund 1994, L.P., and the Company (filed as Exhibit 10.3 to the S-1)

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
Date: May 21, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ RALPH LAUREN	Executive Chairman, Chief Creative Officer, and Director	May 21, 2026
Ralph Lauren

/S/ PATRICE LOUVET	President, Chief Executive Officer, and Director (Principal Executive Officer)	May 21, 2026
Patrice Louvet

/S/ JUSTIN M. PICICCI	Chief Financial Officer (Principal Financial and Accounting Officer)	May 21, 2026
Justin M. Picicci

/s/ DAVID LAUREN	Vice Chairman, Chief Branding and Innovation Officer, Strategic Advisor to the CEO, and Director	May 21, 2026
David Lauren

/S/ ANGELA AHRENDTS	Director	May 21, 2026
Angela Ahrendts

/S/ FRANK A. BENNACK, JR.	Director	May 21, 2026
Frank A. Bennack, Jr.

/S/ CESAR CONDE	Director	May 21, 2026
Cesar Conde

/s/ DEBRA CUPP	Director	May 21, 2026
Debra Cupp

/s/ LINDA FINDLEY	Director	May 21, 2026
Linda Findley

/s/ MICHAEL A. GEORGE	Director	May 21, 2026
Michael A. George

Signature	Title	Date

/S/ VALERIE JARRETT	Director	May 21, 2026
Valerie Jarrett

/S/ DARREN WALKER	Director	May 21, 2026
Darren Walker

/S/ WEI ZHANG	Director	May 21, 2026
Wei Zhang

RALPH LAUREN CORPORATION

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 28, 2026	March 29, 2025
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,988.0	$1,922.5
Short-term investments	77.0	160.5
Accounts receivable, net of allowances of $228.7 million and $186.3 million	491.7	459.5
Inventories	1,014.3	949.6
Income tax receivable	77.8	55.4
Prepaid expenses and other current assets	238.4	242.4
Total current assets	3,887.2	3,789.9
Property and equipment, net	1,070.6	846.4
Operating lease right-of-use assets	1,299.6	1,013.1
Deferred tax assets	345.1	335.4
Goodwill	904.2	888.5
Intangible assets, net	93.3	62.8
Other non-current assets	139.5	111.2
Total assets	$7,739.5	$7,047.3
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$399.7
Accounts payable	431.0	436.0
Current income tax payable	80.0	146.5
Current operating lease liabilities	211.7	225.4
Accrued expenses and other current liabilities	1,103.8	926.1
Total current liabilities	1,826.5	2,133.7
Long-term debt	1,238.9	742.9
Long-term finance lease liabilities	212.3	234.8
Long-term operating lease liabilities	1,325.8	1,044.7
Non-current liability for unrecognized tax benefits	168.7	193.3
Other non-current liabilities	125.9	109.4
Commitments and contingencies (Note 14)
Total liabilities	4,898.1	4,458.8
Equity:
Class A common stock, par value $.01 per share; 113.5 million and 112.5 million shares issued; 38.2 million and 39.6 million shares outstanding	1.1	1.1
Class B common stock, par value $.01 per share; 21.9 million shares issued and outstanding	0.2	0.2
Additional paid-in-capital	3,142.7	3,031.7
Retained earnings	8,310.6	7,590.1
Treasury stock, Class A, at cost; 75.3 million and 72.9 million shares	(8,361.9)	(7,734.7)
Accumulated other comprehensive loss	(251.3)	(299.9)
Total equity	2,841.4	2,588.5
Total liabilities and equity	$7,739.5	$7,047.3
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
	(millions, except per share data)
Net revenues	$8,114.5	$7,079.0	$6,631.4
Cost of goods sold	(2,445.3)	(2,226.1)	(2,199.6)
Gross profit	5,669.2	4,852.9	4,431.8
Selling, general, and administrative expenses	(4,371.9)	(3,863.0)	(3,600.5)
Restructuring and other charges, net	(118.1)	(57.8)	(74.9)
Total other operating expenses, net	(4,490.0)	(3,920.8)	(3,675.4)
Operating income	1,179.2	932.1	756.4
Interest expense	(54.2)	(44.1)	(42.2)
Interest income	53.7	74.0	73.0
Other expense, net	(1.0)	(11.3)	(9.8)
Income before income taxes	1,177.7	950.7	777.4
Income tax provision	(236.6)	(207.8)	(131.1)
Net income	$941.1	$742.9	$646.3

Net income per common share:
Basic	$15.42	$11.86	$9.91
Diluted	$15.11	$11.61	$9.71
Weighted-average common shares outstanding:
Basic	61.0	62.6	65.2
Diluted	62.3	64.0	66.5
Dividends declared per share	$3.65	$3.30	$3.00
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
	(millions)
Net income	$941.1	$742.9	$646.3
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	43.9	(18.7)	(76.2)
Net gains (losses) on cash flow hedges	4.8	(4.4)	3.1
Net gains (losses) on defined benefit plans	(0.1)	(0.7)	(7.0)
Other comprehensive income (loss), net of tax	48.6	(23.8)	(80.1)
Total comprehensive income	$989.7	$719.1	$566.2
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
	(millions)
Cash flows from operating activities:
Net income	$941.1	$742.9	$646.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	233.0	219.6	229.0
Deferred income tax expense (benefit)	8.4	(50.0)	(41.1)
Stock-based compensation expense	111.0	107.9	99.5
Bad debt expense	13.6	9.2	7.3
Other non-cash charges	5.4	3.6	13.7
Changes in operating assets and liabilities:
Accounts receivable	(35.6)	(27.6)	(15.3)
Inventories	(44.2)	(52.6)	149.1
Prepaid expenses and other current assets	(20.0)	(47.4)	16.1
Accounts payable and accrued liabilities	142.2	226.2	15.6
Income tax receivables and payables	(94.1)	27.9	(18.5)
Operating lease right-of-use assets and liabilities, net	(22.3)	11.7	(36.3)
Other balance sheet changes	(84.3)	63.7	4.3
Net cash provided by operating activities	1,154.2	1,235.1	1,069.7
Cash flows from investing activities:
Capital expenditures	(408.1)	(216.2)	(164.8)
Purchases of investments	(634.0)	(781.8)	(392.8)
Proceeds from sales and maturities of investments	723.6	734.3	304.3
Acquisitions of intangible assets	(41.2)	—	—
Other investing activities	3.1	(0.4)	(3.5)
Net cash used in investing activities	(356.6)	(264.1)	(256.8)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	498.2	—	—
Repayments of long-term debt	(400.0)	—	—
Payments of finance lease obligations	(23.2)	(22.0)	(21.3)
Payments of dividends	(216.5)	(201.1)	(194.6)
Repurchases of common stock, including shares surrendered for tax withholdings	(623.8)	(480.9)	(449.7)
Other financing activities	(4.4)	—	—
Net cash used in financing activities	(769.7)	(704.0)	(665.6)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	37.4	(8.2)	(13.6)
Net increase in cash, cash equivalents, and restricted cash	65.3	258.8	133.7
Cash, cash equivalents, and restricted cash at beginning of period	1,929.4	1,670.6	1,536.9
Cash, cash equivalents, and restricted cash at end of period	$1,994.7	$1,929.4	$1,670.6

See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

			Additional		Treasury Stock
	Common Stock(a)		Paid-in	Retained	at Cost			Total
	Shares	Amount	Capital	Earnings	Shares	Amount	AOCI(b)	Equity
	(millions)
Balance at April 1, 2023	132.6	$1.3	$2,824.3	$6,598.2	67.0	$(6,797.3)	$(196.0)	$2,430.5
Comprehensive income:
Net income				646.3
Other comprehensive loss							(80.1)
Total comprehensive income								566.2
Dividends declared				(192.9)				(192.9)
Repurchases of common stock, including excise tax					3.3	(453.0)		(453.0)
Stock-based compensation			99.5					99.5
Shares issued pursuant to stock-based compensation plans	1.0	—	—					—
Balance at March 30, 2024	133.6	$1.3	$2,923.8	$7,051.6	70.3	$(7,250.3)	$(276.1)	$2,450.3
Comprehensive income:
Net income				742.9
Other comprehensive loss							(23.8)
Total comprehensive income								719.1
Dividends declared				(204.4)				(204.4)
Repurchases of common stock, including excise tax					2.6	(484.4)		(484.4)
Stock-based compensation			107.9					107.9
Shares issued pursuant to stock-based compensation plans	0.8	—	—					—
Balance at March 29, 2025	134.4	$1.3	$3,031.7	$7,590.1	72.9	$(7,734.7)	$(299.9)	$2,588.5
Comprehensive income:
Net income				941.1
Other comprehensive income							48.6
Total comprehensive income								989.7
Dividends declared				(220.6)				(220.6)
Repurchases of common stock, including excise tax					2.4	(627.2)		(627.2)
Stock-based compensation			111.0					111.0
Shares issued pursuant to stock-based compensation plans	1.0	—	—					—
Balance at March 28, 2026	135.4	$1.3	$3,142.7	$8,310.6	75.3	$(8,361.9)	$(251.3)	$2,841.4

(a)Includes Class A and Class B common stock. In Fiscal 2024, 3.0 million shares of Class B common stock were converted into an equal number of shares of Class A common stock pursuant to the terms of the Class B common stock (see Note 15).
(b)Accumulated other comprehensive income (loss).

See accompanying notes.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Description of Business
Ralph Lauren Corporation ("RLC") is a global leader in the design, marketing, and distribution of luxury lifestyle products, including apparel, handbags, footwear & accessories, fragrances, home, and hospitality. RLC's long-standing reputation and distinctive image have been developed across a wide range of products, brands, distribution channels, and international markets. RLC's brand names include Ralph Lauren, Ralph Lauren Collection, Ralph Lauren Purple Label, Double RL, Polo Ralph Lauren, Lauren Ralph Lauren, Polo Ralph Lauren Children, and Chaps, among others. RLC and its subsidiaries are collectively referred to herein as the "Company," "we," "us," "our," and "ourselves," unless the context indicates otherwise.
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
Fiscal Year
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2026 ended on March 28, 2026 and was a 52-week period ("Fiscal 2026"); fiscal year 2025 ended on March 29, 2025 and was a 52-week period ("Fiscal 2025"); fiscal year 2024 ended on March 30, 2024 and was a 52-week period ("Fiscal 2024"); and fiscal year 2027 will end on April 3, 2027 and will be a 53-week period ("Fiscal 2027").
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
3.    Summary of Significant Accounting Policies
Revenue Recognition
The Company recognizes revenue across all channels of the business when it satisfies its performance obligations by transferring control of promised products or services to its customers, which occurs either at a point in time or over time, depending on when the customer obtains the ability to direct the use of and obtain substantially all of the remaining benefits from the products or services. The amount of revenue recognized considers terms of sale that create variability in the amount of consideration that the Company ultimately expects to be entitled to receive in exchange for the products or services, and is subject to an overall constraint that a significant revenue reversal will not occur in future periods. Sales and other related taxes collected from customers and remitted to government authorities are excluded from revenue.
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
Gift cards purchased by customers are recorded as a liability until they are redeemed for products sold by the Company's retail business, at which point revenue is recognized. The Company estimates and recognizes revenue for gift card balances not expected to ever be redeemed (referred to as "breakage") to the extent that it does not have a legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdiction as unclaimed or abandoned property. Such estimates are based upon historical redemption trends, with breakage income recognized in proportion to the pattern of actual customer redemptions.
Revenue from the Company's wholesale business is generally recognized upon shipment of products, at which point title passes and risk of loss is transferred to the customer. In certain arrangements where the Company retains the risk of loss during shipment, revenue is recognized upon receipt of products by the customer. Wholesale revenue is recorded net of estimates of returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances. Returns and allowances require pre-approval from management and discounts are based on trade terms. Estimates for end-of-season markdowns are based on historical trends, actual and forecasted seasonal results, an evaluation of current economic and market conditions, retailer performance, and, in certain cases, contractual terms. Estimates for operational chargebacks are based on actual customer notifications of order fulfillment discrepancies and historical trends. The Company reviews and refines these estimates on at least a quarterly basis. The Company's historical estimates of these amounts have not differed materially from actual results.
Revenue from the Company's licensing arrangements is recognized over time during the period that licensees are provided access to the Company's trademarks (i.e., symbolic intellectual property) and benefit from such access through their own sales of licensed products. These arrangements require licensees to pay a sales-based royalty which, for most arrangements, may be subject to a contractually-guaranteed minimum royalty amount. Payments are generally due quarterly and, depending on time of receipt, may be recorded as a deferred income liability until recognized as revenue. The Company recognizes revenue for sales-based royalty arrangements (including those for which the royalty exceeds any contractually-guaranteed minimum royalty amount) as licensed products are sold by the licensee. If a sales-based royalty is not ultimately expected to exceed a contractually-guaranteed minimum royalty amount, the minimum is generally recognized as revenue ratably over the respective contractual period. This sales-based output measure of progress and pattern of recognition best represents the value transferred to the licensee over the term of the arrangement, as well as the amount of consideration that the Company is entitled to receive in exchange for providing access to its trademarks.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of March 28, 2026, contractually-guaranteed minimum royalty amounts expected to be recognized as revenue during future periods were as follows:

Contractually-Guaranteed Minimum Royalties(a)
(millions)
Fiscal 2027	$100.5
Fiscal 2028	74.0
Fiscal 2029	51.4
Fiscal 2030	38.3
Fiscal 2031 and thereafter	2.3
Total	$266.5

(a)Amounts presented do not contemplate potential contract renewals or royalties earned in excess of contractually-guaranteed minimums.
Disaggregated Net Revenues
The following tables disaggregate the Company's net revenues into categories that depict how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors for the fiscal years presented:

	Fiscal Year Ended
	March 28, 2026
	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$2,245.9	$1,262.5	$2,024.2	$—	$5,532.6
Wholesale	1,083.7	1,276.4	79.3	—	2,439.4
Licensing	—	—	—	142.5	142.5
Total	$3,329.6	$2,538.9	$2,103.5	$142.5	$8,114.5

	Fiscal Year Ended
	March 29, 2025
	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$2,034.4	$1,104.1	$1,631.6	$—	$4,770.1
Wholesale	1,015.7	1,070.8	77.8	—	2,164.3
Licensing	—	—	—	144.6	144.6
Total	$3,050.1	$2,174.9	$1,709.4	$144.6	$7,079.0

	Fiscal Year Ended
	March 30, 2024
	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$1,915.9	$971.3	$1,463.8	$—	$4,351.0
Wholesale	1,034.6	996.7	102.8	—	2,134.1
Licensing	—	—	—	146.3	146.3
Total	$2,950.5	$1,968.0	$1,566.6	$146.3	$6,631.4

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)Net revenues from the Company's retail and wholesale businesses are recognized at a point in time. Net revenues from the Company's licensing business are recognized over time.
Deferred Income
Deferred income represents cash payments received in advance of the Company's transfer of control of products or services to its customers and generally consists of unredeemed gift cards (net of estimated breakage) and advance royalty payments received from its licensees. The Company's deferred income balances were $22.1 million and $16.7 million as of March 28, 2026 and March 29, 2025, respectively, and were primarily recorded within accrued expenses and other current liabilities within the consolidated balance sheets. The majority of the deferred income balance as of March 28, 2026 is expected to be recognized as revenue within the next twelve months.
Cost of Goods Sold and Selling Expenses
Cost of goods sold includes amounts incurred to acquire and produce inventory for sale to the Company's customers, including product costs, freight-in, and import costs, as well as changes in reserves for shrinkage and inventory net realizability. Gains and losses associated with forward foreign currency exchange contracts that are designated and qualifying as cash flow hedges of inventory transactions are also recognized within cost of goods sold when the hedged inventory is sold. Costs of selling merchandise, including those associated with preparing merchandise for sale, such as picking, packing, warehousing, and order charges ("handling costs"), are included in selling, general, and administrative ("SG&A") expenses in the consolidated statements of operations.
Shipping and Handling Costs
Costs associated with shipping goods to the Company's customers are accounted for as fulfillment activities and reflected as SG&A expenses in the consolidated statements of operations. Shipping and handling costs (described above) billed to customers are included in revenue. A summary of shipping and handling costs recognized during the fiscal years presented is as follows:

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
	(millions)
Shipping costs	$101.8	$92.2	$81.7
Handling costs	184.1	167.9	171.2
Marketing and Advertising Costs
Costs associated with the marketing and promotion of the Company's products are included within SG&A expenses. Advertising costs, including the costs of producing advertising, are expensed when the advertisement is first exhibited. Advertising costs paid to wholesale customers under cooperative advertising programs are not included in advertising costs, but rather are reflected as a reduction of revenue since generally the benefits are not sufficiently separable from the purchases of the Company's products by its customers.
Marketing and advertising expenses were $634.7 million, $516.3 million, and $467.0 million in Fiscal 2026, Fiscal 2025, and Fiscal 2024, respectively. Deferred marketing and advertising costs, which principally relate to advertisements that have not yet been exhibited or payments made for services that have not yet been received, were $17.4 million and $21.7 million at the end of Fiscal 2026 and Fiscal 2025, respectively, and were recorded within prepaid expenses and other current assets in the consolidated balance sheets.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Foreign Currency Translation and Transactions
The financial position and operating results of the Company's foreign operations are accounted for in their respective functional currencies, which are generally consistent with the local currency. For purposes of consolidation, foreign operations' functional currency assets and liabilities are translated to U.S. Dollars at the spot rates of exchange as of the balance sheet date, and functional currency revenues and expenses are translated to U.S. Dollars at the average spot rates of exchange prevailing during the period. Resulting translation gains and losses are included in the consolidated statements of comprehensive income as a component of other comprehensive income (loss) ("OCI") and in the consolidated statements of equity within accumulated other comprehensive income (loss) ("AOCI"). Gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature are also included within this component of equity.
The Company recognizes transactional gains and losses on third-party and intercompany balances that are denominated in a currency other than the respective entity's functional currency within other income (expense), net in the consolidated statements of operations, inclusive of the effects of any related hedging activities. Such foreign currency transactional activity reflected net losses of $1.5 million, $5.6 million, and $3.1 million in Fiscal 2026, Fiscal 2025, and Fiscal 2024, respectively.
Comprehensive Income
Comprehensive income, which is reported in the consolidated statements of comprehensive income and consolidated statements of equity, consists of net income and certain other gains and losses affecting equity that, in accordance with U.S. GAAP, are excluded from net income and referred to as OCI. Components of OCI consist of foreign currency translation gains (losses); net realized and unrealized gains (losses) on cash flow hedges, such as forward foreign currency exchange contracts; net realized and unrealized gains (losses) on available-for-sale investments; and net realized and unrealized gains (losses) related to the Company's defined benefit plans.
Net Income per Common Share
Basic net income per common share is computed by dividing net income attributable to common shares by the weighted-average number of common shares outstanding during the period. Weighted-average common shares outstanding include shares of the Company's Class A and Class B common stock. Diluted net income per common share adjusts basic net income per common share for the dilutive effects of outstanding restricted stock units ("RSUs") and any other potentially dilutive instruments and stock-based compensation awards using the treasury stock method, only for periods in which such effects are dilutive.
The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to shares used to calculate diluted net income per common share as follows:

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
	(millions)
Basic shares	61.0	62.6	65.2
Dilutive effect of RSUs	1.3	1.4	1.3
Diluted shares	62.3	64.0	66.5
All earnings per share amounts are calculated using unrounded numbers. The Company has outstanding performance-based RSUs, which are included in the computation of diluted shares only to the extent that the respective underlying performance condition (i) has been satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period was the end of the related contingency period and the result would be dilutive. As of the end of Fiscal 2026, Fiscal 2025, and Fiscal 2024, there were 0.1 million, 0.2 million, and 0.3 million, respectively, of additional shares issuable contingent upon vesting of performance-based RSUs that were excluded from the diluted shares calculations.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock-Based Compensation
The Company recognizes expense for all stock-based compensation awards granted to employees and non-employee directors based on the grant date fair value of the awards over the requisite service period, adjusted for forfeitures which are estimated based on an analysis of historical experience and expected future trends. The grant date fair values of service-based and performance-based RSUs are determined based on the fair value of the Company's Class A common stock on the grant date, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue while outstanding and unvested. The grant date fair value of the Company's market-based RSU awards, for which vesting is dependent upon total shareholder return ("TSR") of its Class A common stock over a three-year performance period relative to that of a pre-established peer group, is estimated using a Monte Carlo simulation model.
Compensation expense for performance-based RSUs is recognized over the recipient's requisite service period when attainment of the specified performance goal is deemed probable, net of estimated forfeitures. Compensation expense for market-based RSUs, net of estimated forfeitures, is recognized over the requisite service period regardless of whether, and the extent to which, the market condition is ultimately satisfied. The Company recognizes compensation expense on a front-loaded basis for all awards with graded vesting terms. For RSU awards with cliff vesting terms, compensation expense is recognized on a straight-line basis. For RSU awards granted to retirement-eligible employees, or employees who will become retirement-eligible prior to the end of the awards' respective stated vesting periods, the related compensation expense is recognized on an accelerated basis over a term commensurate with the period that the employee is required to provide service in order to vest in the award. See Note 17 for further discussion of the Company's stock-based compensation plans.
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid investments with original maturities of 90 days or less and may include investments in time deposits and debt securities. Such investments are diversified across high-credit quality counterparties and issuers in accordance with the Company's risk-management policies.
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
Short-term investments consist of investments that the Company expects to convert into cash within one year, including any time deposits or debt securities with original maturities greater than 90 days. See Note 12 for further information relating to the composition of the Company's short-term investments.
The Company classifies such investments as available-for-sale. Accordingly, they are recorded at fair value with any related unrealized gains or losses generally recognized as a component of AOCI in the consolidated balance sheets, and related realized gains or losses (or unrealized credit-related impairment losses, if any) recorded within other income (expense), net, in the consolidated statements of operations. Cash flows related to the purchase and sale of investments are classified as investing activities in the consolidated statements of cash flows.
Equity-method and Other Investments
Ownership interests that provide the Company with significant influence, but less than a controlling interest, over an investee are generally accounted for using the equity method of accounting. Significant influence is generally presumed to exist when the Company owns between 20% and 50% of the investee's common stock. Ownership interests that do not provide

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Under the equity method of accounting, the following amounts are generally recorded in the Company's consolidated financial statements: the Company's original investment, subsequently adjusted for its share of the investee's earnings (losses) and reduced by any dividends received and other-than-temporary impairments recorded, is included in the consolidated balance sheets; the Company's share of the investee's periodic earnings (losses) is included in the consolidated statements of operations; and dividends and other cash distributions received from the investee and additional cash investments made in or other cash paid to the investee are included in the consolidated statements of cash flows. The Company's share of equity-method investee earnings and losses is recognized within other income (expense), net, in the consolidated statements of operations and was not material in any of the fiscal years presented.
These investments are recorded within other non-current assets in the consolidated balance sheets.
Impairment Assessment
The Company evaluates the need to recognize impairment charges for its investments that are in unrealized loss positions, if any, and its other equity investments on a quarterly basis (see Note 11). Such evaluation involves a variety of considerations, including assessments of the risks and uncertainties associated with general economic conditions and distinct conditions affecting specific issuers or investees. Factors considered by the Company include (i) the financial condition, creditworthiness, and near-term prospects of the issuer or investee; (ii) future economic conditions and market forecasts; (iii) the length of time to maturity, if applicable, and an assessment of whether it is more likely than not that the Company will be required to sell its investment before recovery of market value; and (iv) whether events or changes in circumstances indicate that the investment's carrying amount might not be recoverable.
Accounts Receivable
In the normal course of business, the Company extends credit to wholesale customers that satisfy certain defined credit criteria. Payment is generally due within 30 to 120 days and does not involve a significant financing component. Accounts receivable are recorded at amortized cost, which approximates fair value, and are presented in the consolidated balance sheets net of certain reserves and allowances. These reserves and allowances consist of (i) reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances (see the "Revenue Recognition" section above for further discussion) and (ii) an allowance for doubtful accounts.
A rollforward of activity in the Company's reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances balance is presented as follows:

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
	(millions)
Beginning reserve balance	$147.6	$143.1	$148.1
Amount charged against revenue to increase reserve	506.4	454.3	450.7
Amount credited against customer accounts to decrease reserve	(473.4)	(449.9)	(453.7)
Foreign currency translation	3.8	0.1	(2.0)
Ending reserve balance	$184.4	$147.6	$143.1

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
A rollforward of activity in the Company's allowance for doubtful accounts balance is presented as follows:

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
	(millions)
Beginning reserve balance	$38.7	$32.2	$27.2
Amount recorded to expense to increase reserve(a)	13.6	9.2	7.3
Amount written-off against customer accounts to decrease reserve	(9.0)	(2.7)	(2.0)
Foreign currency translation	1.0	—	(0.3)
Ending reserve balance	$44.3	$38.7	$32.2

(a)Amounts recorded as bad debt expense are included within SG&A expenses in the consolidated statements of operations.
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department stores, specialty stores, and third-party digital partners around the world, and extends credit based on an evaluation of each customer's financial capacity and condition, usually without requiring collateral. For the Company's wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2026, the Company's sales to these three customers accounted for approximately 11% of total net revenues. Approximately 70% of sales to the Company's three largest wholesale customers were related to its North America segment and approximately 30% were related to its Europe segment. As of March 28, 2026, these three customers accounted for approximately 29% of total gross accounts receivable.
Inventories
The Company holds inventory that is sold directly to consumers in its retail stores and through its direct-to-consumer digital commerce sites. The Company also holds inventory that is to be sold through its wholesale distribution channels to major department stores, specialty stores, and third-party digital partners. Substantially all of the Company's inventories consist of finished goods, which are reported at the lower of cost or estimated net realizable value, with cost determined on a weighted-average cost basis.
The estimated net realizable value of inventory is determined based on an analysis of historical sales trends of the Company's individual product lines, the impact of market trends and economic conditions (including those resulting from unforeseen catastrophic events of any nature), and forecasts of future demand, giving consideration to the value of current outstanding orders from wholesale customers, as well as plans to sell inventory through the Company's outlet stores, among other liquidation channels. Actual results may differ from the Company's estimates due to the quantity, quality, and mix of products in inventory, consumer and retailer preferences, and actual economic and market conditions. Additionally, reserves for inventory shrinkage, representing the risk of physical loss, are estimated based on historical experience and are adjusted based upon physical inventory counts. The Company's historical estimates of the realizable value of its inventory and its reserves for inventory shrinkage have not differed materially from actual results. However, unforeseen adverse future economic and market conditions could result in actual results differing materially from its estimates.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Supplier Finance Program
The Company supports a voluntary supplier finance program which provides certain of its inventory suppliers the opportunity, at their sole discretion, to sell their receivables due from the Company (which generally have 90-day payment terms) to a participating financial institution for a discounted payment amount made earlier than the payment terms stipulated between the Company and the supplier. The Company's vendor payment terms and amounts due are not impacted by a supplier's decision to participate in the program. The Company has not pledged any assets and does not provide guarantees under the supplier finance program. The Company's payment obligations outstanding under its supplier finance program were $172.1 million and $181.0 million as of March 28, 2026 and March 29, 2025, respectively, and were recorded within accounts payable in the consolidated balance sheets.
A rollforward of obligations confirmed as valid under the Company's supplier finance program is presented as follows:

	Fiscal Years Ended
	March 28, 2026	March 29, 2025
	(millions)
Beginning obligations outstanding	$181.0	$129.2
Invoices confirmed during the year	1,021.0	935.3
Confirmed invoices paid during the year	(1,030.3)	(883.5)
Foreign currency translation	0.4	—
Ending obligations outstanding	$172.1	$181.0
Implementation Costs Incurred in Cloud Computing Arrangements
For cloud computing arrangements that are service contracts, the Company capitalizes certain implementation costs incurred (depending on their nature) during the application development stage of the related project, and recognizes expense for costs during the preliminary project and post-implementation stages as they are incurred. Capitalized implementation costs are amortized to expense on a straight-line basis over the reasonably certain term of the hosting arrangement, beginning when the module is ready for its intended use. The Company's cloud computing arrangements relate to various areas, including certain retail store and digital commerce operations, and corporate and administrative functions. Capitalized amounts related to such arrangements are recorded within prepaid expenses and other current assets and within other non-current assets in the consolidated balance sheets (see Note 7). Amortization of capitalized implementation costs expensed was $11.7 million, $10.2 million, and $9.1 million during Fiscal 2026, Fiscal 2025, and Fiscal 2024, respectively, and was recorded in SG&A expenses in the consolidated statements of operations.
Property and Equipment, Net
Property and equipment, net is stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis, based upon the estimated useful lives of depreciable assets, which range from 3 to 7 years for furniture and fixtures, machinery and equipment, and capitalized software; and from 10 to 40 years for buildings and improvements. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the respective assets and the remaining term of the related lease.
Property and equipment, along with other long-lived assets, are evaluated for impairment whenever events or changes in circumstances indicate that their related carrying amounts may not be fully recoverable (see Note 11). In evaluating long-lived assets for recoverability, including finite-lived intangibles as described below, the Company uses its best estimate of future cash flows expected to result from its use of the asset and its eventual disposition, where applicable. If such estimated future undiscounted net cash flows attributable to the asset are less than its carrying amount, an impairment loss is recognized to the extent that such asset's carrying amount exceeds its fair value, as estimated considering external market participant assumptions and discounted cash flows. Assets to be disposed of and for which there is a committed plan of disposal (referred to as assets held-for-sale) are reported at the lower of carrying amount or fair value, less costs to sell.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Leases
The Company's lease arrangements primarily relate to real estate, including its retail stores, concession-based shop-within-shops, corporate offices, and warehouse facilities and, to a lesser extent, certain equipment and other assets. The Company's leases generally have initial terms ranging from 3 to 10 years and may include renewal or early-termination options, rent escalation clauses, and/or lease incentives in the form of construction allowances and rent abatements. The Company's leases typically require it to make fixed minimum rent payments, variable rent payments based on performance (e.g., percentage-of-sales-based payments), or a combination thereof, relating to its right to use an underlying leased asset. The Company is also often required to pay for certain other costs that do not relate specifically to its right to use an underlying leased asset, but that are associated with the asset, including real estate taxes, insurance, common area maintenance fees, and/or certain other costs (referred to collectively herein as "non-lease components"), which may be fixed or variable in amount, depending on the terms of the lease agreement. The Company's leases do not contain significantly restrictive covenants or residual value guarantees.
The Company determines whether an arrangement contains a lease at the arrangement's inception. If a lease is determined to exist, its related term is assessed at the lease commencement date, once the underlying asset is made available by the lessor for the Company's use. The Company's assessment of the lease term reflects the non-cancellable period of the lease, inclusive of any rent-free periods, plus any periods covered by early-termination options that the Company is not considered reasonably certain of exercising, as well as periods covered by renewal options that it is considered reasonably certain of exercising. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation thereof in the consolidated statements of operations over the lease term.
For leases with a lease term exceeding 12 months, a liability is recorded on the consolidated balance sheet at the lease commencement date reflecting the present value of its related fixed rent payment obligations over such term. A corresponding right-of-use ("ROU") asset equal to the initial lease liability is also recorded, increased by any prepaid rent and/or initial direct costs incurred in connection with execution of the lease, and reduced by any incentives provided by the lessor. The Company also includes fixed payment obligations related to non-lease components in the measurement of its ROU assets and lease liabilities, given its election to account for lease and non-lease components together as a single lease component. Variable lease payments are not included in the measurement of ROU assets and lease liabilities. ROU assets associated with finance leases are presented separately from those associated with operating leases, and are included within property and equipment, net on the consolidated balance sheet. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, given that rates implicit in its leasing arrangements are not readily determinable. The Company's incremental borrowing rate reflects the rate it would pay to borrow on a secured basis an amount equal to the lease payments and incorporates the term and economic environment of the lease.
For operating leases, fixed payment obligations are recognized as operating lease cost on a straight-line basis over the lease term. For finance leases, the initial ROU asset is depreciated on a straight-line basis over the lease term, along with recognition of interest expense associated with accretion of the remaining lease liability, which is ultimately reduced by the related fixed payments as they are made. For leases with a lease term of 12 months or less (referred to as a "short-term lease"), any fixed lease payments are recognized on a straight-line basis over such term and are not recognized on the consolidated balance sheet. For all leases, variable lease cost, if any, is recognized as incurred.
ROU assets, along with any related long-lived assets, are evaluated for impairment whenever events or circumstances indicate that their carrying amounts may not be fully recoverable (see Note 11). To the extent that such assets are ultimately determined to be impaired, they are written down on a relative carrying amount basis, with the ROU asset written down to an amount no lower than its estimated fair value. After the recognition of any such impairment, total remaining lease cost is recognized on a front-loaded basis over the remaining lease term.
Under certain of its lease arrangements, the Company is contractually obligated to remove its leasehold improvements at the end of the lease term. For any such arrangements, at lease inception the Company records an asset retirement obligation ("ARO") liability at its estimated fair value, with a corresponding increase in the carrying amount of the related long-lived asset. The ARO liability is adjusted for any changes in estimates and the related long-lived asset is depreciated over its useful life. Activity related to these obligations was not material during any of the fiscal years presented. The Company's ARO liability balances are recorded within other non-current liabilities in the consolidated balance sheets (see Note 7).

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
See Note 13 for further discussion of the Company's leases.
Goodwill and Other Intangible Assets
For transactions under which the Company acquires a business, the Company estimates and records the fair value of any intangible assets acquired, which typically consist of reacquired license agreements, customer relationships, and/or non-compete agreements. The fair values of such intangible assets are estimated based on management's assessment, considering independent third-party appraisals when necessary. The excess of the purchase consideration over the fair value of net assets acquired, both tangible and intangible, is recorded as goodwill. Alternatively, for asset acquisition transactions under which the Company does not acquire a business, goodwill is not recognized, and the identifiable assets acquired are measured based on the cost of the acquisition.
Goodwill and certain other intangible assets determined to have indefinite useful lives are not amortized, but are assessed for impairment at least annually. The Company generally performs its annual goodwill and indefinite-lived intangible assets impairment analyses using a qualitative approach to determine whether it is more likely than not that the fair values of such assets are less than their respective carrying amounts. If, based on the results of the qualitative assessment, it is concluded that it is not more likely than not that the fair value of the asset exceeds its carrying amount, a quantitative test is performed. Under the quantitative test, if the carrying amount of the asset exceeds its fair value, an impairment loss is recognized in the amount of the excess. The Company also periodically performs a quantitative test to assess its goodwill for impairment in lieu of using the qualitative approach in order to reassess the fair values of its reporting units.
Finite-lived intangible assets are amortized over their respective estimated useful lives and, consistent with other long-lived assets, are evaluated for impairment whenever events or changes in circumstances indicate that their related carrying amounts may not be fully recoverable. See discussion of the Company's accounting policy for long-lived asset impairment as previously described under the caption "Property and Equipment, Net."
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
See Note 9 for further discussion of the Company's income taxes.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, "Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 is intended to enhance the transparency and usefulness of annual income tax disclosures. Among its provisions, ASU 2023-09 requires disclosure of a reconciliation between an entity's effective tax rate, which is calculated by dividing each fiscal period's income tax provision by pretax income, and its statutory rate utilizing eight specific categories, along with a separate disclosure for reconciling items that meet a 5% quantitative threshold. In addition, ASU 2023-09 requires disclosure of income taxes paid (net of refunds received), disaggregated by federal, state, and foreign taxes, as well as by individual jurisdictions if a 5% quantitative threshold is met. The Company adopted ASU 2023-09 in the fourth quarter of Fiscal 2026 and applied its provisions on a prospective basis. Other than the new disclosure requirements, ASU 2023-09 did not have an impact on the Company's consolidated financial statements. See Note 9 for further discussion of income taxes.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.    Property and Equipment
Property and equipment, net consists of the following:

	March 28, 2026	March 29, 2025
	(millions)
Land and improvements	$56.7	$15.3
Buildings and improvements	543.5	416.9
Furniture and fixtures	686.6	643.7
Machinery and equipment	438.4	405.8
Capitalized software	561.2	556.8
Leasehold improvements	1,445.4	1,308.6
Construction in progress	88.5	91.1
	3,820.3	3,438.2
Less: accumulated depreciation	(2,749.7)	(2,591.8)
Property and equipment, net	$1,070.6	$846.4
Property and equipment, net includes finance lease ROU assets, which are reflected in the table above based on their nature.
Depreciation expense was $222.3 million, $206.7 million, and $215.9 million during Fiscal 2026, Fiscal 2025, and Fiscal 2024, respectively, and was recorded primarily within SG&A expenses in the consolidated statements of operations.
6.    Goodwill and Other Intangible Assets
Goodwill
The following table details the changes in goodwill for each of the Company's segments during Fiscal 2026 and Fiscal 2025:

	North America	Europe	Asia	Other Non-reportable Segments	Total
	(millions)
Balance at March 30, 2024	$421.8	$278.8	$55.5	$132.0	$888.1
Foreign currency translation	—	0.3	0.1	—	0.4
Balance at March 29, 2025	421.8	279.1	55.6	132.0	888.5
Foreign currency translation	—	18.7	(3.0)	—	15.7
Balance at March 28, 2026	$421.8	$297.8	$52.6	$132.0	$904.2
Based on the results of the Company's goodwill impairment testing, no goodwill impairment charges were recorded in Fiscal 2026, Fiscal 2025, or Fiscal 2024. See Note 11 for further discussion of the Company's goodwill impairment testing.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Intangible Assets
Other intangible assets consist of the following:

	March 28, 2026			March 29, 2025
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Re-acquired licensed trademarks	$222.1	$(193.8)	$28.3	$223.3	$(188.2)	$35.1
Customer relationships	228.4	(213.5)	14.9	231.6	(213.0)	18.6
Other	10.3	(8.5)	1.8	10.1	(8.3)	1.8
Total intangible assets subject to amortization	460.8	(415.8)	45.0	465.0	(409.5)	55.5
Intangible assets not subject to amortization:
Trademarks and brands	48.3	N/A	48.3	7.3	N/A	7.3
Total intangible assets	$509.1	$(415.8)	$93.3	$472.3	$(409.5)	$62.8
Amortization Expense
Amortization expense was $10.7 million, $12.9 million, and $13.1 million during Fiscal 2026, Fiscal 2025, and Fiscal 2024, respectively, and was recorded within SG&A expenses in the consolidated statements of operations.
Based on the balance of the Company's finite-lived intangible assets subject to amortization as of March 28, 2026, the expected amortization expense for each of the next five fiscal years and thereafter is as follows:

Amortization Expense
(millions)
Fiscal 2027	$10.0
Fiscal 2028	10.0
Fiscal 2029	10.0
Fiscal 2030	8.9
Fiscal 2031	5.3
Fiscal 2032 and thereafter	0.8
Total	$45.0
The expected future amortization expense amounts above reflect weighted-average estimated remaining useful lives of 4.6 years for re-acquired licensed trademarks, 4.5 years for customer relationships, and 4.8 years for the Company's finite-lived intangible assets in total.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    Other Assets and Liabilities
Prepaid expenses and other current assets consist of the following:

	March 28, 2026	March 29, 2025
	(millions)
Tenant allowances receivable	$54.0	$46.7
Other taxes receivable	30.0	26.7
Non-trade receivables	24.2	24.0
Prepaid software maintenance	24.2	19.3
Prepaid marketing and advertising	17.4	21.7
Inventory return asset	14.3	13.4
Derivative financial instruments	12.3	30.9
Cloud computing arrangement implementation costs	11.2	10.1
Prepaid occupancy expense	7.7	11.5
Prepaid logistic services	6.9	6.5
Prepaid insurance	5.9	3.9
Restricted cash	1.4	1.4
Other prepaid expenses and current assets	28.9	26.3
Total prepaid expenses and other current assets	$238.4	$242.4
Other non-current assets consist of the following:

	March 28, 2026	March 29, 2025
	(millions)
Security deposits	$50.1	$37.7
Cloud computing arrangement implementation costs	35.2	16.1
Equity method and other investments	5.9	3.1
Restricted cash	5.3	5.5
Deferred rent assets	4.7	2.2
Deposit for purchase of real estate	—	16.8
Other non-current assets	38.3	29.8
Total other non-current assets	$139.5	$111.2

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accrued expenses and other current liabilities consist of the following:

	March 28, 2026	March 29, 2025
	(millions)
Accrued payroll and benefits	$359.0	$307.4
Accrued operating expenses	250.3	190.1
Accrued inventory liability	142.0	122.2
Accrued marketing and advertising	99.8	76.4
Other taxes payable	67.0	78.5
Dividends payable	54.8	50.7
Accrued capital expenditures	43.0	31.0
Deferred income	22.0	16.6
Restructuring liability	21.1	15.5
Accrued interest	21.0	9.3
Finance lease obligations	20.7	20.6
Other accrued expenses and current liabilities	3.1	7.8
Total accrued expenses and other current liabilities	$1,103.8	$926.1
Other non-current liabilities consist of the following:

	March 28, 2026	March 29, 2025
	(millions)
Asset retirement obligations	$42.4	$38.5
Accrued benefits and deferred compensation	27.5	22.5
Deferred lease incentives and obligations	26.7	33.5
Derivative financial instruments	13.7	2.4
Deferred tax liabilities	8.1	5.9
Other non-current liabilities	7.5	6.6
Total other non-current liabilities	$125.9	$109.4
8.    Restructuring and Other Charges, Net
A description of significant restructuring and other activities and their related costs is provided below.
Fiscal 2026 Restructuring Activities
During Fiscal 2026, the Company recorded $25.9 million of cash-related restructuring charges, primarily associated with severance and benefit costs. As of March 28, 2026, the remaining liability related to the cash-related charges was $20.4 million, reflecting cash payments of $5.5 million made during Fiscal 2026.
Fiscal 2025 Restructuring Activities
During Fiscal 2025, the Company recorded restructuring-related charges of $20.4 million, comprised of cash-related restructuring charges of $15.5 million, primarily associated with severance and benefit costs, and non-cash-related charges of $4.9 million, primarily related to stock-based compensation expense recorded in connection with an employment separation agreement. As of March 28, 2026 and March 29, 2025, the remaining liability related to the cash-related charges was $3.3 million and $10.9 million, respectively, reflecting cash payments of $7.6 million and $4.6 million made during Fiscal 2026 and Fiscal 2025, respectively.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal 2024 Restructuring Activities
During Fiscal 2024, the Company recorded restructuring-related charges of $55.8 million, comprised of cash-related charges of $54.5 million, primarily associated with severance and benefit costs, and non-cash-related charges of $1.3 million. As of March 28, 2026, March 29, 2025, and March 30, 2024, the remaining liability related to the cash-related charges was $1.8 million, $8.0 million, and $30.2 million, respectively, reflecting reductions of $6.2 million, $22.2 million, and $24.3 million during Fiscal 2026, Fiscal 2025, and Fiscal 2024, respectively, primarily related to cash payments.
Other Restructuring Activities
In connection with the Company's former Club Monaco business, which was sold as part of restructuring activities during the fiscal year ended April 2, 2022, the Company recognized income of $2.1 million, $2.8 million, and $7.0 million during Fiscal 2026, Fiscal 2025, and Fiscal 2024, respectively, within restructuring and other charges, net in the consolidated statements of operations related to cash consideration received from Regent, L.P. The Company donated this income each year to The Ralph Lauren Corporate Foundation, a non-profit charitable foundation, which resulted in related offsetting donation expenses of $2.1 million, $2.8 million, and $7.0 million during Fiscal 2026, Fiscal 2025, and Fiscal 2024, respectively. The income and related offsetting donation expense amounts during Fiscal 2026, Fiscal 2025, and Fiscal 2024 were all recorded within restructuring and other charges, net in the consolidated statements of operations. Refer to Note 9 of the Fiscal 2025 10-K for additional discussion regarding the Company's sale of its former Club Monaco business.
Other Charges
Next Generation Transformation Project
The Company began a multi-year global project in Fiscal 2024 that is expected to significantly transform the way in which it operates its business and further enable its long-term strategic pivot towards a global direct-to-consumer-oriented model (the "Next Generation Transformation project" or "NGT project"). The NGT project is expected to continue over the next several years, with implementation expected to occur in phases by region and/or capability, and involves the redesigning of certain end-to-end processes and the implementation of a suite of technology systems on a global scale. Such efforts are expected to result in significant process improvements and the creation of synergies across core areas of operations, as well as financial planning and reporting, better enabling the Company to optimize inventory levels and increase the speed with which it reacts to changes in consumer demand across markets, among other benefits. During Fiscal 2026, the Company continued to advance key workstreams under the NGT project including completion of global design templates that support its core enterprise resource planning platform and related processes, automating certain distribution center operations, and progressing the global roll-out of merchandise allocation and long-range demand planning tools.
In connection with the NGT project, the Company recorded other charges of $83.9 million, $25.2 million, and $5.1 million during Fiscal 2026, Fiscal 2025, and Fiscal 2024, respectively.
Previously Exited Real Estate
The Company recorded other charges of $8.3 million, $11.4 million, and $14.0 million during Fiscal 2026, Fiscal 2025, and Fiscal 2024, respectively, related to rent and occupancy costs associated with certain real estate locations previously exited in connection with the Company's past restructuring activities for which the related lease agreements have not yet expired. In addition, during Fiscal 2025, the Company recorded impairment charges of $0.8 million to write down long-lived assets in connection with certain North America wholesale shops that were expected to close earlier than the end of their original estimated useful lives due to the related wholesale customer declaring bankruptcy. No impairment charges were recorded during Fiscal 2026 or Fiscal 2024. See Note 11 for further discussion.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Interchange Case Settlements
During the fourth quarter of Fiscal 2026, the Company entered into settlement agreements with Visa, Inc., Mastercard Incorporated, and other named parties to resolve credit card interchange fee litigation matters in which the Company was a plaintiff. As a result of these settlements, the Company received $24.2 million of cash proceeds, net of legal fees, which were recognized as gains during the fourth quarter of Fiscal 2026. The Company donated these proceeds to The Ralph Lauren Corporate Foundation during the fourth quarter of Fiscal 2026 and recognized a related offsetting donation expense of $24.2 million. The settlement gains and related offsetting donation expense were recorded within restructuring and other charges, net in the consolidated statements of operations.
9.    Income Taxes
Taxes on Income
Domestic and foreign pretax income are as follows:

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
	(millions)
Domestic	$230.0	$117.7	$84.6
Foreign	947.7	833.0	692.8
Total income before income taxes	$1,177.7	$950.7	$777.4
Provisions for current and deferred income taxes are as follows:

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
	(millions)
Current:
Federal	$26.5	$54.4	$17.6
State and local	26.3	5.2	15.9
Foreign	175.4	198.2	138.7
	228.2	257.8	172.2
Deferred:
Federal	(31.2)	(37.0)	(2.8)
State and local	(7.5)	1.3	(2.6)
Foreign	47.1	(14.3)	(35.7)
	8.4	(50.0)	(41.1)
Total income tax provision	$236.6	$207.8	$131.1

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tax Rate Reconciliation
In accordance with the Company's prospective adoption of ASU 2023-09 (see Note 4), the differences between income taxes expected at the U.S. federal statutory income tax rate of 21% and income taxes provided are as follows:

	Fiscal Year Ended
	March 28, 2026
	Amount	Rate
	(millions)
Provision for income taxes at the U.S. federal statutory rate	$247.3	21.0%
State and local income taxes(a)	13.5	1.2%
Foreign tax effects
Switzerland
Cantonal taxes	22.5	1.9%
Effect of rates different than U.S. federal statutory rate	(44.4)	(3.8%)
Other	(3.3)	(0.3%)
South Korea	18.8	1.6%
Other foreign jurisdictions	32.0	2.7%
Effect of cross-border tax laws
Foreign-derived intangible income	(18.1)	(1.5%)
Other	(9.0)	(0.8%)
Tax Credits
Foreign tax credits	(13.3)	(1.1%)
Other	(1.3)	(0.1%)
Non-taxable or non-deductible items
Non-deductible officers' compensation	14.6	1.2%
Stock-based compensation	(19.5)	(1.7%)
Other	(3.8)	(0.3%)
Other adjustments	0.6	0.1%
Total income tax provision and effective tax rate(b)	$236.6	20.1%

(a)State and local taxes primarily relate to New York, New Jersey, California, and Illinois.
(b)Effective tax rate is calculated by dividing the income tax provision by income before income taxes.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In accordance with the disclosure requirements in effect prior to the adoption of ASU 2023-09, the differences between income taxes expected at the U.S. federal statutory income tax rate of 21% and income taxes provided are as follows:

	Fiscal Years Ended
	March 29, 2025	March 30, 2024
	(millions)
Provision for income taxes at the U.S. federal statutory rate	$199.6	$163.2
Change due to:
State and local income taxes, net of federal benefit	5.6	8.4
Foreign income taxed at different rates, net of U.S. foreign tax credits	(11.9)	(30.5)
Deferred tax adjustments	—	(37.6)
Non-creditable foreign taxes	(7.2)	4.5
Changes in valuation allowance on deferred tax assets	(0.5)	(0.2)
Unrecognized tax benefits and settlements of tax examinations	22.0	21.1
Compensation-related adjustments	9.9	7.1
Charitable contributions	(4.9)	(1.7)
Other	(4.8)	(3.2)
Total income tax provision	$207.8	$131.1
Effective tax rate(a)	21.9%	16.9%

(a)Effective tax rate is calculated by dividing the income tax provision by income before income taxes.
The Company's Fiscal 2026 effective tax rate was lower than the U.S. federal statutory income tax rate of 21% primarily due to the impact of compensation-related adjustments and foreign-derived intangible income deduction, partially offset by the unfavorable tax impact of state taxes, other permanent adjustments, and earnings generated in higher taxed foreign jurisdictions versus the U.S.
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
The Company's Fiscal 2024 effective tax rate was lower than the U.S. federal statutory income tax rate of 21% primarily due to deferred tax benefits recognized as a result of transactions entered into as part of a reorganization of the Company's legal entity structure, changes in tax legislation, and the favorable tax impact of earnings generated in lower taxed foreign jurisdictions versus the U.S., partially offset by an increase in income tax reserves. Additionally, the lower effective tax rate for Fiscal 2024 was also driven by favorable adjustments related to the revaluation of deferred tax assets arising from Swiss tax reform and favorable deferred tax adjustments related to the European Union's anti-tax avoidance directive.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash Paid for Taxes
Disclosure of disaggregated cash paid for income taxes (net of refunds received), in accordance with the Company's prospective adoption of ASU 2023-09 in Fiscal 2026, is as follows:

Fiscal Year Ended
March 28, 2026
(millions)
U.S. Federal	$71.2
U.S. State and local	20.1
Foreign
South Korea	47.9
Switzerland federal taxes	43.5
United Kingdom	37.4
Switzerland cantonal taxes	29.0
Japan	19.6
Hong Kong	18.5
Other	69.4
Cash paid for income taxes, net of refunds	$356.6
Cash paid for income taxes (net of refunds received) was $151.6 million and $155.5 million in Fiscal 2025 and Fiscal 2024, respectively.
Deferred Taxes
Significant components of the Company's deferred tax assets and liabilities are as follows:

	March 28, 2026	March 29, 2025
	(millions)
Lease liabilities	$310.2	$288.5
Goodwill and other intangible assets	87.7	95.9
Deferred compensation	79.1	65.1
Deferred income	71.7	30.8
Unrecognized tax benefits	64.2	91.7
Inventory basis difference	44.7	27.6
Property and equipment	39.9	52.5
Receivable allowances and reserves	35.3	33.3
Capitalized software	29.6	31.3
Net operating loss carryforwards	8.8	8.8
Lease ROU assets	(255.6)	(226.8)
Cumulative translation adjustment and hedges	(15.4)	(21.4)
Other	5.2	13.9
Valuation allowance	(168.4)	(161.7)
Net deferred tax assets(a)	$337.0	$329.5

(a)Net deferred tax balances as of March 28, 2026 and March 29, 2025 were comprised of non-current deferred tax assets of $345.1 million and $335.4 million, respectively, recorded within deferred tax assets, and non-current deferred tax liabilities of $8.1 million and $5.9 million, respectively, recorded within other non-current liabilities in the consolidated balance sheets.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company has available state net operating loss carryforwards of $2.0 million (net of tax), for tax purposes to offset future taxable income. There are no federal or foreign net operating loss carryforwards available to the Company. The net operating loss carryforwards expire beginning in the Company's fiscal year ending April 3, 2032.
The Company also has available state and foreign net operating loss carryforwards of $5.1 million and $1.9 million (both net of tax), respectively, for which no net deferred tax asset has been recognized. A full valuation allowance has been recorded against these carryforwards since the Company does not believe that it will more likely than not be able to utilize these carryforwards to offset future taxable income. Subsequent recognition of these deferred tax assets would result in an income tax benefit in the year of such recognition. The valuation allowances relating to state and foreign net operating loss carryforwards remained relatively unchanged from the prior year for jurisdictions where the Company is no longer able to utilize the carryforwards in the future.
In January 2018, U.S. tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA") became effective. The TCJA significantly revised U.S. tax law by, among other provisions, creating a territorial tax system that included a one-time mandatory transition tax on previously deferred foreign earnings. As a result of such taxation of undistributed foreign earnings, the Company reevaluated its permanent reinvestment assertion and determined that undistributed foreign earnings that were subject to the TCJA's one-time mandatory transition tax were no longer considered to be permanently reinvested, effective December 31, 2017. The mandatory transition tax did not apply to undistributed foreign earnings generated after December 31, 2017. Accordingly, provision has not been made for U.S. or additional foreign taxes on approximately $4.115 billion of undistributed earnings of foreign subsidiaries generated after December 31, 2017, as such earnings are expected to be permanently reinvested. These earnings could become subject to tax if they were remitted as dividends, if foreign earnings were lent to RLC, a subsidiary or a U.S. affiliate of RLC, or if the stock of the subsidiaries were sold. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable.
Uncertain Income Tax Benefits
Fiscal 2026, Fiscal 2025, and Fiscal 2024 Activity
Reconciliations of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for Fiscal 2026, Fiscal 2025, and Fiscal 2024 are presented below:

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
	(millions)
Unrecognized tax benefits beginning balance	$169.1	$98.4	$77.1
Additions related to current period tax positions	3.9	32.5	21.7
Additions related to prior period tax positions	16.9	41.8	2.4
Reductions related to prior period tax positions	(59.8)	(0.6)	(0.9)
Reductions related to expiration of statutes of limitations	(1.1)	(2.6)	(1.0)
Reductions related to settlements with taxing authorities	(1.7)	—	(0.1)
Additions (reductions) related to foreign currency translation	8.0	(0.4)	(0.8)
Unrecognized tax benefits ending balance	$135.3	$169.1	$98.4

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. Reconciliations of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits for Fiscal 2026, Fiscal 2025, and Fiscal 2024 are presented below:

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
	(millions)
Accrued interest and penalties beginning balance	$24.2	$20.3	$16.7
Net additions charged to expense	8.8	4.1	3.9
Reductions related to prior period tax positions	—	(0.1)	(0.2)
Reductions related to settlements with taxing authorities	(0.1)	—	—
Additions (reductions) related to foreign currency translation	0.5	(0.1)	(0.1)
Accrued interest and penalties ending balance	$33.4	$24.2	$20.3
The total amount of unrecognized tax benefits, including interest and penalties, was $168.7 million and $193.3 million as of March 28, 2026 and March 29, 2025, respectively, and was included within the non-current liability for unrecognized tax benefits in the consolidated balance sheets. The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $104.4 million and $101.6 million as of March 28, 2026 and March 29, 2025, respectively.
On August 26, 2024, the U.S. Tax Court issued a decision in Varian Medical Systems, Inc. v. Commissioner related to the TCJA deduction for certain deemed foreign dividends otherwise subject to the transition tax on unrepatriated earnings of applicable foreign subsidiaries. Based on the Company's evaluation of the technical merits of this decision, during Fiscal 2025 it filed a protective refund claim with the Internal Revenue Service claiming a transition tax refund of $34.4 million for which the Company recorded a corresponding deferred tax asset. However, as the Company believes it is more likely than not that the intended refund claim will not be received, during Fiscal 2025 it also recorded an uncertain tax position reserve for the full refund claim of $34.4 million. Accordingly, on a net basis, this development had no resulting impact on the Company's effective tax rate or its consolidated statements of operations during Fiscal 2025.
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
10.    Debt
Debt consists of the following:

	March 28, 2026	March 29, 2025
	(millions)
$400 million 3.750% Senior Notes(a)	$—	$399.7
$750 million 2.950% Senior Notes(b)	744.3	742.9
$500 million 5.000% Senior Notes(c)	494.6	—
Total debt	1,238.9	1,142.6
Less: current portion of long-term debt	—	399.7
Total long-term debt	$1,238.9	$742.9

(a)The carrying amount of the 3.750% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $0.3 million as of March 29, 2025.
(b)The carrying amount of the 2.950% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $5.7 million and $7.1 million as of March 28, 2026 and March 29, 2025, respectively.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(c)The carrying amount of the 5.000% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $5.4 million as of March 28, 2026.
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
In June 2020, the Company completed another registered public debt offering and issued $500 million aggregate principal amount of unsecured senior notes that were due and repaid on June 15, 2022 with cash on hand, which bore interest at a fixed rate of 1.700%, payable semi-annually (the "1.700% Senior Notes"), and $750 million aggregate principal amount of unsecured senior notes due June 15, 2030, which bear interest at a fixed rate of 2.950%, payable semi-annually (the "2.950% Senior Notes"). The 1.700% Senior Notes and 2.950% Senior Notes were issued at prices equal to 99.880% and 98.995% of their principal amounts, respectively. The proceeds from these offerings were used for general corporate purposes, which included the repayment of $475 million previously outstanding under the Company's Global Credit Facility (as defined below) on June 3, 2020 and repayment of its previously outstanding $300 million principal amount of 2.625% unsecured senior notes that matured on August 18, 2020.
In June 2025, the Company completed another registered public debt offering and issued $500 million aggregate principal amount of unsecured senior notes due June 15, 2032, which bear interest at a fixed rate of 5.000%, payable semi-annually (the "5.000% Senior Notes"). The 5.000% Senior Notes were issued at a price equal to 99.647% of their principal amount, and were used for general corporate purposes, including repayment of the Company's previously outstanding $400 million principal amount of 3.750% Senior Notes that matured on September 15, 2025, as discussed above.
The Company has the option to redeem the 2.950% Senior Notes and 5.000% Senior Notes (collectively, the "Senior Notes"), in whole or in part, at any time at a price equal to accrued and unpaid interest on the redemption date plus the greater of (i) 100% of the principal amount of the series of Senior Notes to be redeemed or (ii) the sum of the present value of remaining scheduled payments of principal and interest as set forth in the supplemental indenture governing such Senior Notes (together with the indenture governing the Senior Notes, the "Indenture"). The Indenture contains certain covenants that restrict the Company's ability, subject to specified exceptions, to incur certain liens; enter into sale and leaseback transactions; consolidate or merge with another party; or sell, lease, or convey all or substantially all of the Company's property or assets to another party. However, the Indenture does not contain any financial covenants.
Commercial Paper
The Company has a commercial paper borrowing program that allows it to issue up to $750 million of unsecured commercial paper notes through private placement using third-party broker-dealers (the "Commercial Paper Program").
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility (as defined below). Combined borrowings under the Commercial Paper Program and the Global Credit Facility are limited to $750 million. Commercial Paper Program borrowings may be used to support the Company's general working capital and corporate needs. Commercial paper notes have maturities of up to 397 days from the date of issuance and rank equally in seniority with the Company's other forms of unsecured indebtedness. As of both March 28, 2026 and March 29, 2025, there were no borrowings outstanding under the Commercial Paper Program.
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
Borrowings under the Global Credit Facility bear interest at a rate per annum equal to, at the Company's option, either (a) an alternate base rate or (b) an adjusted term Secured Overnight Financing Rate ("SOFR") rate or the applicable currency in which the loans are made (the "Term Benchmark Rate") plus an applicable margin. The applicable margin for Term Benchmark Rate loans will be adjusted by reference to a grid (the "Pricing Grid"), which is included in the definition of "Applicable Rate" within the Global Credit Facility agreement and is based on ratings for the Company's senior, unsecured long-term indebtedness provided by established ratings agencies. In addition to paying interest on any outstanding borrowings under the Global Credit Facility, the Company is required to pay a commitment fee, calculated at a rate per annum determined in accordance with the Pricing Grid, on the average daily unused amount of the Facility, payable quarterly in arrears, and certain fees with respect to Letters of Credit that are issued. The current commitment fee rate of 8 basis points is subject to adjustment based on the Company's credit ratings. As of both March 28, 2026 and March 29, 2025, there were no borrowings outstanding under the Global Credit Facility. However, the Company was contingently liable for $10.4 million and $10.6 million of outstanding letters of credit as of March 28, 2026 and March 29, 2025, respectively.
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
Upon the occurrence of an Event of Default under the Global Credit Facility, the lenders may cease making loans, terminate the Global Credit Facility, and declare all amounts outstanding to be immediately due and payable. The Global Credit Facility specifies various events of default (many of which are subject to applicable grace periods), including, among others, the failure to make timely principal, interest, and fee payments or to satisfy the covenants, including the financial covenant described above. Additionally, the Global Credit Facility provides that an Event of Default will occur if Mr. Ralph Lauren, the Company's Executive Chairman and Chief Creative Officer, and entities controlled by the Lauren family fail to maintain a specified minimum percentage of the voting power of the Company's common stock. As of March 28, 2026, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred.
Pan-Asia Borrowing Facilities
Certain of the Company's subsidiaries in Asia maintain uncommitted credit facilities with regional branches of JPMorgan Chase in China and South Korea (collectively, the "Pan-Asia Credit Facilities"). Additionally, the Company's Japan subsidiary maintained an uncommitted overdraft facility with Sumitomo Mitsui Banking Corporation (the "Japan Overdraft Facility"). The Pan-Asia Credit Facilities and the Japan Overdraft Facility (collectively, the "Pan-Asia Borrowing Facilities") are subject to annual renewal and may be used to fund general working capital needs of the Company's operations in their respective countries. Borrowings under the Pan-Asia Borrowing Facilities are guaranteed by the parent company and are granted at the sole discretion of the respective bank lenders, subject to availability of the banks' funds and satisfaction of certain regulatory requirements. The Pan-Asia Borrowing Facilities do not contain any financial covenants.
A summary of the Company's Pan-Asia Borrowing Facilities by country is as follows:
•China Credit Facility — provides Ralph Lauren Trading (Shanghai) Co., Ltd. with a revolving line of credit of up to 100 million Chinese Renminbi (approximately $14 million) through April 3, 2027, which also may be used to support bank guarantees.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•South Korea Credit Facility — provides Ralph Lauren (Korea) Ltd. with a revolving line of credit of up to 30 billion South Korean Won (approximately $20 million) through October 24, 2026.
•Japan Overdraft Facility — provided Ralph Lauren Corporation Japan with an overdraft amount of up to 5 billion Japanese Yen (approximately $31 million) through April 30, 2026.
As of both March 28, 2026 and March 29, 2025, there were no borrowings outstanding under the Pan-Asia Borrowing Facilities.
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
The following table summarizes the Company's financial assets and liabilities that are measured and recorded at fair value on a recurring basis, excluding accrued interest components:

	March 28, 2026	March 29, 2025
	(millions)
Derivative assets(a)	$14.0	$30.9
Derivative liabilities(a)	13.7	10.1

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
The carrying amounts of the Company's cash and cash equivalents, restricted cash, and time deposits generally approximate fair value based on Level 1 measurements.
The Company's debt instruments are recorded at amortized cost in its consolidated balance sheets, which may differ from their respective fair values. The fair values of the Company's senior notes are estimated based on external pricing data, including available quoted market prices, and with reference to comparable debt instruments with similar interest rates, credit

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
ratings, and trading frequency, among other factors. The fair values of the Company's commercial paper notes and borrowings outstanding under its credit facilities, if any, are estimated using external pricing data, based on interest rates and credit ratings for similar issuances with the same remaining term as the Company's outstanding borrowings. Given their short-term nature, the fair values of the Company's commercial paper notes and borrowings outstanding under its credit facilities, if any, generally approximate their amortized cost carrying amounts.
The following table summarizes the carrying amounts and the estimated fair values of the Company's debt instruments:

	March 28, 2026		March 29, 2025
	Carrying Amount(a)	Fair Value(b)	Carrying Amount(a)	Fair Value(b)
	(millions)
$400 million 3.750% Senior Notes	$—	$—	$399.7	$398.4
$750 million 2.950% Senior Notes	744.3	702.6	742.9	690.8
$500 million 5.000% Senior Notes	494.6	503.4	—	—

(a)See Note 10 for discussion of the carrying amounts of the Company's senior notes.
(b)Based on Level 2 measurements.
Unrealized gains or losses resulting from changes in the fair value of the Company's debt instruments do not result in the realization or expenditure of cash unless the debt is retired prior to its maturity.
Non-financial Assets and Liabilities
The Company's non-financial assets, which primarily consist of goodwill, other intangible assets, property and equipment, and lease-related ROU assets, are not required to be measured at fair value on a recurring basis, and instead are reported at their amortized or depreciated cost in its consolidated balance sheet. However, on a periodic basis or whenever events or changes in circumstances indicate that they may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), the respective carrying amount of non-financial assets are assessed for impairment and, if ultimately considered impaired, are adjusted and written down to their fair value, as estimated based on consideration of external market participant assumptions and discounted cash flows.
During Fiscal 2025, the Company recorded impairment charges of $0.8 million within restructuring and other charges, net in the consolidated statements of operations to reduce the carrying amounts of certain long-lived assets to their estimated fair values of zero as of the assessment date. The fair values of these assets were determined based on Level 3 measurements, the related inputs of which included estimates of the amount and timing of the assets' net future discounted cash flows (including any potential sublease income for lease-related ROU assets), based on historical experience and consideration of then-current trends, market conditions, and comparable sales, as applicable. No impairment charges were recorded during Fiscal 2026 or Fiscal 2024. See Note 8 for additional discussion regarding impairment charges recorded by the Company within the consolidated statements of operations during the fiscal years presented.
The Company performed its annual assessments of goodwill and other indefinite-lived intangible assets using a qualitative approach as of the beginning of the second quarter and the fourth quarter of Fiscal 2026, respectively. In performing these assessments, the Company identified and considered the significance of relevant key factors, events, and circumstances that affected the fair values and/or carrying amounts of its reporting units with allocated goodwill and its other intangible assets. These factors included external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as the Company's actual and expected financial performance. Additionally, the Company also considered the results of its most recent quantitative goodwill impairment test, which was performed as of the beginning of the second quarter of Fiscal 2024, the results of which indicated that the fair values of these reporting units significantly exceeded their respective carrying amounts. Based on the results of the qualitative impairment assessments, the Company concluded that it is not more likely than not that the fair values of its reporting units are less than their respective carrying amounts and there were no reporting units at risk of impairment. No impairment charges associated with goodwill or other intangible assets were recorded during any of the three fiscal years presented.

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
The following table summarizes the Company's outstanding derivative instruments recorded on its consolidated balance sheets as of March 28, 2026 and March 29, 2025:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	March 28, 2026	March 29, 2025	March 28, 2026		March 29, 2025		March 28, 2026		March 29, 2025
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Cash flow hedges	$364.4	$367.9	PP	$10.7	PP	$3.9		$—	AE	$6.2
Net investment hedges(c)	800.0	700.0	ONCA	1.7	PP	26.6	ONCL	13.7	ONCL	2.4
Total Designated Hedges	1,164.4	1,067.9		12.4		30.5		13.7		8.6
Undesignated Hedges:
FC — Undesignated hedges(d)	265.1	247.5	PP	1.6	PP	0.4		—	AE	1.5
Total Hedges	$1,429.5	$1,315.4		$14.0		$30.9		$13.7		$10.1

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
The Company presents the fair values of its derivative assets and liabilities recorded on its consolidated balance sheets on a gross basis, even when they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its derivative instruments on a net basis in accordance with the terms of each of its master netting arrangements, spread across seven separate counterparties, the amounts presented in the consolidated balance sheets as of March 28, 2026 and March 29, 2025 would be adjusted from the current gross presentation as detailed in the following table:

	March 28, 2026			March 29, 2025
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount
	(millions)
Derivative assets	$14.0	$(1.7)	$12.3	$30.9	$(5.4)	$25.5
Derivative liabilities	13.7	(1.7)	12.0	10.1	(5.4)	4.7
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables summarize the pretax impact of gains and losses from the Company's designated derivative instruments on its consolidated financial statements for the fiscal years presented:

	Gains (Losses) Recognized in OCI
	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
	(millions)
Designated Hedges:
FC — Cash flow hedges	$(8.6)	$5.0	$14.5
Net investment hedges — effective portion	(44.0)	(1.7)	4.2
Net investment hedges — portion excluded from assessment of hedge effectiveness	13.8	0.6	(21.7)
Total Designated Hedges	$(38.8)	$3.9	$(3.0)

	Location and Amount of Gains (Losses) from Cash Flow Hedges Reclassified from AOCI to Earnings
	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
	Cost of goods sold	Cost of goods sold	Cost of goods sold
	(millions)
Total amounts presented in the consolidated statements of operations in which the effects of related cash flow hedges are recorded	$(2,445.3)	$(2,226.1)	$(2,199.6)
Effects of cash flow hedging:
FC — Cash flow hedges	(14.2)	9.6	10.8

	Gains (Losses) from Net Investment Hedges Recognized in Earnings			Location of Gains (Losses) Recognized in Earnings
	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
	(millions)
Net Investment Hedges:
Net investment hedges — portion excluded from assessment of hedge effectiveness(a)	$9.2	$12.6	$12.5	Interest expense
Total Net Investment Hedges	$9.2	$12.6	$12.5

(a)Amounts recognized in OCI relating to the effective portion of the Company's net investment hedges would be recognized in earnings only upon the sale or liquidation of the hedged net investment.
As of March 28, 2026, it is estimated that $8.9 million of pretax net gains on both outstanding and matured derivative instruments designated and qualifying as cash flow hedges deferred in AOCI will be recognized in earnings over the next twelve months. Amounts ultimately recognized in earnings will depend on exchange rates in effect when outstanding derivative instruments are settled.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the pretax impact of gains and losses from the Company's undesignated derivative instruments on its consolidated financial statements for the fiscal years presented:

	Gains (Losses) Recognized in Earnings			Location of Gains (Losses) Recognized in Earnings
	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
	(millions)
Undesignated Hedges:
FC — Undesignated hedges	$(8.6)	$6.0	$9.8	Other income (expense), net
Total Undesignated Hedges	$(8.6)	$6.0	$9.8
Risk Management Strategies
Forward Foreign Currency Exchange Contracts
The Company uses forward foreign currency exchange contracts to mitigate its risk related to exchange rate fluctuations on inventory transactions made in an entity's non-functional currency, the settlement of foreign currency-denominated balances, and the translation of certain foreign operations' net assets into U.S. Dollars. As part of its overall strategy for managing the level of exposure to such exchange rate risk, relating primarily to the Euro, the Japanese Yen, the Chinese Renminbi, the South Korean Won, the Australian Dollar, the British Pound Sterling, the Swiss Franc, and the Canadian Dollar, the Company generally hedges a portion of its related exposures anticipated over the next one year using forward foreign currency exchange contracts with maturities of two months to one year to provide continuing coverage over the period of the respective exposure.
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
Investments
The Company's short-term investments as of March 28, 2026 and March 29, 2025 were $77.0 million and $160.5 million, respectively, and consisted of time deposits.
No significant realized or unrealized gains or losses on available-for-sale investments or impairment charges were recorded during any of the fiscal years presented.
Refer to Note 3 for further discussion of the Company's accounting policies relating to its investments.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.    Leases
The following table summarizes ROU assets and lease liabilities recorded on the consolidated balance sheets:

	March 28, 2026	March 29, 2025	Location Recorded on Balance Sheet
	(millions)
Assets:
Operating leases	$1,299.6	$1,013.1	Operating lease right-of-use assets
Finance leases	176.8	198.3	Property and equipment, net
Total lease assets	$1,476.4	$1,211.4
Liabilities:
Operating leases:
Current portion	$211.7	$225.4	Current operating lease liabilities
Non-current portion	1,325.8	1,044.7	Long-term operating lease liabilities
Total operating lease liabilities	1,537.5	1,270.1
Finance leases:
Current portion	20.7	20.6	Accrued expenses and other current liabilities
Non-current portion	212.3	234.8	Long-term finance lease liabilities
Total finance lease liabilities	233.0	255.4
Total lease liabilities	$1,770.5	$1,525.5
The following table summarizes the composition of total lease cost during the fiscal years presented:

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024	Location Recorded in Earnings
	(millions)
Operating lease cost	$305.5	$292.5	$295.0	(a)
Finance lease costs:
Depreciation of leased assets	23.9	23.1	24.0	(b)
Accretion of lease liabilities	7.0	7.7	9.1	Interest expense
Variable lease cost	438.7	371.4	340.7	(c)
Short-term lease cost	1.3	1.8	2.6	SG&A expenses
Sublease income	(9.9)	(7.4)	(6.5)	Restructuring and other charges, net
Total lease cost	$766.5	$689.1	$664.9

(a)During Fiscal 2026, $4.3 million was included within cost of goods sold, $292.3 million was included within SG&A expenses, and $8.9 million was included within restructuring and other charges, net. During Fiscal 2025, $3.4 million was included within cost of goods sold, $279.2 million was included within SG&A expenses, and $9.9 million was included within restructuring and other charges, net. During Fiscal 2024, $3.1 million was included within cost of goods sold, $278.1 million was included within SG&A expenses, and $13.8 million was included within restructuring and other charges, net.
(b)During Fiscal 2026, $20.7 million was included within SG&A expenses and $3.2 million was included within restructuring and other charges, net. During Fiscal 2025, $20.2 million was included within SG&A expenses and $2.9 million was included within restructuring and other charges, net. During Fiscal 2024, $20.9 million was included within SG&A expenses and $3.1 million was included within restructuring and other charges, net.
(c)During Fiscal 2026, $4.6 million was included within cost of goods sold, $428.0 million was included within SG&A expenses, and $6.1 million was included within restructuring and other charges, net. During Fiscal 2025, $4.7 million was included within cost of goods sold, $360.6 million was included within SG&A expenses, and $6.1

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
million was included within restructuring and other charges, net. During Fiscal 2024, $4.7 million was included within cost of goods sold, $332.7 million was included within SG&A expenses, and $3.3 million was included within restructuring and other charges, net.
The following table summarizes certain cash flow information related to the Company's leases:

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$344.5	$355.1	$368.3
Operating cash flows from finance leases	7.1	7.7	9.1
Financing cash flows from finance leases	23.2	22.0	21.3
See Note 20 for supplemental non-cash information related to ROU assets recorded in connection with the recognition of new lease liabilities.
The following table presents a maturity analysis summary of contractual cash payments for the Company's lease liabilities recorded on the consolidated balance sheet as of March 28, 2026:

	March 28, 2026
	Operating Leases	Finance Leases
	(millions)
Fiscal 2027	$266.2	$27.5
Fiscal 2028	276.2	29.1
Fiscal 2029	247.5	22.4
Fiscal 2030	198.8	22.5
Fiscal 2031	160.3	22.8
Fiscal 2032 and thereafter	678.7	144.7
Total lease payments	1,827.7	269.0
Less: interest	(290.2)	(36.0)
Total lease liabilities	$1,537.5	$233.0
Additionally, the Company has $147.5 million of future payment obligations relating to executed lease agreements for which the related lease terms had not yet commenced as of the end of Fiscal 2026 and, therefore, are not recorded on the consolidated balance sheet as of March 28, 2026.
The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates related to the Company's operating and finance leases recorded on the consolidated balance sheets:

	March 28, 2026		March 29, 2025
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	7.8	10.4	7.7	11.1
Weighted-average discount rate	3.9%	2.8%	3.6%	2.8%
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
Other Commitments
Other off-balance sheet firm commitments amounted to $1.579 billion as of March 28, 2026, including inventory purchase commitments of $808.3 million, lease commitments related to lease agreements for which the related lease terms have not yet commenced of $147.5 million, outstanding letters of credit of $10.4 million, interest payments related to the Company's debt of $262.1 million, and various other commitments of $350.9 million, primarily comprised of the Company's legally-binding obligations related to sponsorship, licensing, and other marketing and advertising agreements, information technology-related service agreements, and pension-related obligations.
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
Interchange Case Settlements
During the fourth quarter of Fiscal 2026, the Company entered into settlement agreements with Visa, Inc., Mastercard Incorporated, and other named parties to resolve credit card interchange fee litigation matters in which the Company was a plaintiff. As a result of these settlements, the Company received $24.2 million of cash proceeds, net of legal fees, which were recognized as gains during the fourth quarter of Fiscal 2026. The Company donated these proceeds to The Ralph Lauren Corporate Foundation during the fourth quarter of Fiscal 2026. The settlement gains and related offsetting donation expense were recorded within restructuring and other charges, net in the consolidated statements of operations. See Note 8 for further discussion of the settlements.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Common Stock Repurchase Program
A summary of the Company's repurchases of Class A common stock under its common stock repurchase program is as follows:

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
	(in millions)
Cost of shares repurchased(a)	$500.2	$424.5	$398.2
Number of shares repurchased	1.9	2.3	2.9

(a)Excludes excise tax of $3.4 million, $3.5 million, and $3.3 million incurred during Fiscal 2026, Fiscal 2025, and Fiscal 2024, respectively.
On May 15, 2025, the Company's Board of Directors approved an expansion of the Company's existing common stock repurchase program that allows it to repurchase up to an additional $1.500 billion of its Class A common stock, excluding related excise taxes. As of March 28, 2026, the remaining availability under the Company's Class A common stock repurchase program was approximately $1.352 billion. Repurchases of shares of the Company's Class A common stock are subject to overall business and market conditions.
In addition, during Fiscal 2026, Fiscal 2025, and Fiscal 2024, 0.5 million, 0.3 million, and 0.4 million shares of the Company's Class A common stock, at a cost of $123.6 million, $56.4 million, and $51.5 million, respectively, were surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards under its long-term stock incentive plans.
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.
Dividends
The Company has generally maintained a regular quarterly cash dividend program on its common stock since 2003.
On May 15, 2025, the Company's Board of Directors approved an increase to the Company's quarterly cash dividend paid on its common stock from $0.825 to $0.9125 per share. Dividends paid amounted to $216.5 million, $201.1 million, and $194.6 million for Fiscal 2026, Fiscal 2025, and Fiscal 2024, respectively.
On May 14, 2026, the Company's Board of Directors approved an additional increase to the Company's quarterly cash dividend on its common stock from $0.9125 to $1.00 per share. The first quarterly dividend to reflect this increase is expected to be payable to shareholders of record at close of business on June 26, 2026 and paid on July 10, 2026.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16.    Accumulated Other Comprehensive Income (Loss)
The following table presents OCI activity, net of tax, accumulated in equity:

	Foreign Currency Translation Gains (Losses)(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges(b)	Net Unrealized Gains (Losses) on Defined Benefit Plans(c)	Total Accumulated Other Comprehensive Income (Loss)(d)
	(millions)
Balance at April 1, 2023	$(203.8)	$4.1	$3.7	$(196.0)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(76.2)	12.4	(7.9)	(71.7)
Amounts reclassified from AOCI to earnings	—	(9.3)	0.9	(8.4)
Other comprehensive income (loss), net of tax	(76.2)	3.1	(7.0)	(80.1)
Balance at March 30, 2024	(280.0)	7.2	(3.3)	(276.1)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(18.7)	3.8	(0.8)	(15.7)
Amounts reclassified from AOCI to earnings	—	(8.2)	0.1	(8.1)
Other comprehensive income (loss), net of tax	(18.7)	(4.4)	(0.7)	(23.8)
Balance at March 29, 2025	(298.7)	2.8	(4.0)	(299.9)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	43.9	(7.3)	(0.2)	36.4
Amounts reclassified from AOCI to earnings	—	12.1	0.1	12.2
Other comprehensive income (loss), net of tax	43.9	4.8	(0.1)	48.6
Balance at March 28, 2026	$(254.8)	$7.6	$(4.1)	$(251.3)

(a)OCI before reclassifications to earnings related to foreign currency translation gains (losses) includes income tax benefits of $5.3 million and $1.5 million for Fiscal 2026 and Fiscal 2024, respectively, and an income tax provision of $0.1 million for Fiscal 2025. OCI before reclassifications to earnings includes losses of $22.8 million (net of a $7.4 million income tax benefit), $0.9 million (net of a $0.2 million income tax benefit) and $13.3 million (net of a $4.2 million income tax benefit) for Fiscal 2026, Fiscal 2025, and Fiscal 2024, respectively, related to changes in the fair values of instruments designated as hedges of the Company's net investment in certain of its foreign operations (see Note 12).
(b)OCI before reclassifications to earnings related to net unrealized gains (losses) on cash flow hedges are presented net of an income tax benefit of $1.3 million for Fiscal 2026, and income tax provisions of $1.2 million and $2.1 million for Fiscal 2025 and Fiscal 2024, respectively. The tax effects on amounts reclassified from AOCI to earnings are presented in a table below.
(c)Activity is presented net of taxes, which were immaterial for all periods presented.
(d)The Company generally releases income tax effects from AOCI when the corresponding pretax AOCI items are reclassified to earnings.
The following table presents reclassifications from AOCI to earnings for cash flow hedges, by component:

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024	Location of Gains (Losses) Reclassified from AOCI to Earnings
	(millions)
Gains (losses) on cash flow hedges(a):
FC — Cash flow hedges	$(14.2)	$9.6	$10.8	Cost of goods sold
Tax effect	2.1	(1.4)	(1.5)	Income tax benefit (provision)
Net of tax	$(12.1)	$8.2	$9.3

(a)FC = Forward foreign currency exchange contracts.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17.    Stock-based Compensation
Long-term Stock Incentive Plans
On August 1, 2019, the Company's shareholders approved the 2019 Long-Term Stock Incentive Plan (the "2019 Incentive Plan"), which replaced the Company's Amended and Restated 2010 Long-Term Stock Incentive Plan (the "2010 Incentive Plan"). The 2019 Incentive Plan provided for 1.2 million of new shares authorized for issuance to the participants, in addition to the approximately 3.0 million shares that remained available for issuance under the 2010 Incentive Plan as of August 1, 2019. In addition, any outstanding awards under the 2010 Incentive Plan or the Company's 1997 Long-Term Stock Incentive Plan (the "1997 Incentive Plan") that expire, are forfeited, or are surrendered to the Company in satisfaction of taxes, will become available for issuance under the 2019 Incentive Plan. The 2019 Incentive Plan became effective August 1, 2019 and no further grants will be made under the 2010 Incentive Plan. Outstanding awards issued prior to August 1, 2019 will continue to remain subject to the terms of the 2010 Incentive Plan or 1997 Incentive Plan, as applicable. As of March 28, 2026, 2.1 million shares remained available for future issuance under the Company's incentive plans.
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
Impact on Results
A summary of total stock-based compensation expense and the related income tax benefits recognized is as follows:

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
	(millions)
Compensation expense(a)	$111.0	$107.9	$99.5
Income tax benefit	(17.0)	(14.9)	(14.8)

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of service-based RSU activity during Fiscal 2026 is as follows:

	Service- based RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value
	(thousands)
Unvested at March 29, 2025	879	$130.75
Granted	258	283.28
Vested	(464)	119.93
Forfeited	(26)	178.17
Unvested at March 28, 2026	647	$197.43

Service- based RSUs
Total unrecognized compensation expense at March 28, 2026 (millions)	$41.0
Weighted-average period expected to be recognized over (years)	1.2
Additional information pertaining to service-based RSU activity is as follows:

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
Service-based RSUs:
Weighted-average grant date fair value of awards granted	$283.28	$160.54	$115.55
Total fair value of awards vested (millions)	$134.7	$94.0	$119.0
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
The assumptions used to estimate the fair value of TSR awards granted were as follows:

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
Expected volatility(a)	34.3%	36.7%	38.4%
Expected dividend yield	1.3%	2.0%	2.5%
Risk-free interest rate	3.7%	3.9%	4.6%
Weighted-average grant date fair value	$435.85	$212.05	$147.19

(a)Expected volatility is based on term-matched historical volatility.
A summary of performance-based RSU activity including TSR awards during Fiscal 2026 is as follows:

	Performance-based RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value
	(thousands)
Unvested at March 29, 2025	637	$134.69
Granted	86	344.24
Change due to performance and/or market condition achievement	244	105.31
Vested	(498)	106.01
Forfeited	(4)	148.14
Unvested at March 28, 2026	465	$188.31

Performance-based RSUs
Total unrecognized compensation expense at March 28, 2026 (millions)	$31.0
Weighted-average period expected to be recognized over (years)	1.4

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Additional information pertaining to performance-based RSU activity including TSR awards is as follows:

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
Performance-based RSUs:
Weighted-average grant date fair value of awards granted	$344.24	$182.12	$129.38
Total fair value of awards vested (millions)	$136.6	$52.2	$—
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
Under the terms of the plans, a participant becomes 100% vested in the Company's matching contributions after five years of credited service. Contributions made by the Company under these plans were $19.6 million, $15.6 million, and $10.0 million in Fiscal 2026, Fiscal 2025, and Fiscal 2024, respectively.
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
The aggregate funded status of the single-employer defined benefit plans reflected net liabilities of $3.9 million and $5.7 million as of March 28, 2026 and March 29, 2025, respectively, and were primarily recorded within other non-current liabilities in the consolidated balance sheets. These single-employer defined benefit plans had aggregate fair values of plan assets of $67.0 million and aggregate projected benefit obligations of $70.9 million as of March 28, 2026, compared to aggregate fair values of plan assets of $53.9 million and aggregate projected benefit obligations of $59.6 million as of March 29, 2025. The asset portfolio of the single-employer defined benefit plans primarily consists of fixed income and equity securities, which have been measured at fair value largely using Level 2 inputs, as described in Note 11.
Net pension expense for these plans was $5.9 million, $5.0 million, and $5.0 million in Fiscal 2026, Fiscal 2025, and Fiscal 2024, respectively. The service cost component of $6.4 million, $5.9 million, and $5.1 million in Fiscal 2026, Fiscal 2025, and Fiscal 2024, respectively, was recorded within SG&A expenses in the consolidated statements of operations. All other components of net pension expense during the fiscal years presented were recorded within other income (expense), net, in the consolidated statement of operations.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
19.    Segment Information
The Company has three reportable segments based on its business activities and organization:
•North America — The North America segment primarily consists of sales of Ralph Lauren branded apparel, handbags, footwear & accessories, home, and related products made through the Company's retail and wholesale businesses primarily in the U.S. and Canada. In North America, the Company's retail business is primarily comprised of its Ralph Lauren stores, its outlet stores, and its digital commerce sites, www.RalphLauren.com and www.RalphLauren.ca. The Company's wholesale business in North America is comprised primarily of sales to department stores and, to a lesser extent, specialty stores.
•Europe — The Europe segment primarily consists of sales of Ralph Lauren branded apparel, handbags, footwear & accessories, home, and related products made through the Company's retail and wholesale businesses in Europe and emerging markets. In Europe, the Company's retail business is primarily comprised of its Ralph Lauren stores, its outlet stores, its concession-based shop-within-shops, and its various digital commerce sites. The Company's wholesale business in Europe is comprised primarily of a varying mix of sales to both department stores and specialty stores, depending on the country, as well as to various third-party digital and licensee partners.
•Asia — The Asia segment primarily consists of sales of Ralph Lauren branded apparel, handbags, footwear & accessories, home, and related products made through the Company's retail and wholesale businesses in Asia, Australia, and New Zealand. The Company's retail business in Asia is primarily comprised of its Ralph Lauren stores, its outlet stores, its concession-based shop-within-shops, and its various digital commerce sites. In addition, the Company sells its products online through various third-party digital partner commerce sites. The Company's wholesale business in Asia is comprised primarily of sales to department stores and various third-party digital and licensee partners.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net revenues, significant expenses, and segment operating income for each of the Company's segments are as follows:

	Fiscal Year Ended March 28, 2026
	North America	Europe	Asia	Other non-reportable segments	Total
	(millions)
Net revenues, significant expenses, and segment operating income:
Net revenues	$3,329.6	$2,538.9	$2,103.5	$142.5	$8,114.5
Cost of goods sold	(1,310.0)	(801.5)	(393.9)	—	(2,505.4)
Selling, general, and administrative expenses(a)	(1,295.4)	(1,032.8)	(1,132.4)	(18.7)	(3,479.3)
Total segment operating income	$724.2	$704.6	$577.2	$123.8	$2,129.8
Reconciliation of segment operating income to consolidated operating income and income before income taxes:
Corporate expenses, net					$(832.5)
Restructuring and other charges, net(b)					(118.1)
Operating income					1,179.2
Non-operating income (expense), net					(1.5)
Income before income taxes					$1,177.7

	Fiscal Year Ended March 29, 2025
	North America	Europe	Asia	Other non-reportable segments	Total
	(millions)
Net revenues, significant expenses, and segment operating income:
Net revenues	$3,050.1	$2,174.9	$1,709.4	$144.6	$7,079.0
Cost of goods sold	(1,184.8)	(733.1)	(355.7)	—	(2,273.6)
Selling, general, and administrative expenses(a)	(1,225.2)	(875.6)	(940.5)	(18.8)	(3,060.1)
Total segment operating income	$640.1	$566.2	$413.2	$125.8	$1,745.3
Reconciliation of segment operating income to consolidated operating income and income before income taxes:
Corporate expenses, net					$(755.4)
Restructuring and other charges, net(b)					(57.8)
Operating income					932.1
Non-operating income (expense), net					18.6
Income before income taxes					$950.7

	Fiscal Year Ended March 30, 2024
	North America	Europe	Asia	Other non-reportable segments	Total
	(millions)
Net revenues, significant expenses, and segment operating income:
Net revenues	$2,950.5	$1,968.0	$1,566.6	$146.3	$6,631.4
Cost of goods sold	(1,211.8)	(710.5)	(338.6)	—	(2,260.9)
Selling, general, and administrative expenses(a)	(1,189.8)	(792.9)	(892.1)	(17.4)	(2,892.2)
Total segment operating income	$548.9	$464.6	$335.9	$128.9	$1,478.3
Reconciliation of segment operating income to consolidated operating income and income before income taxes:
Corporate expenses, net					$(647.0)
Restructuring and other charges, net(b)					(74.9)
Operating income					756.4
Non-operating income (expense), net					21.0
Income before income taxes					$777.4

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)SG&A expenses include costs relating to compensation and benefits, marketing and advertising, rent and occupancy, distribution, depreciation and amortization, bad debt, and other selling and administrative costs.
(b)The fiscal years presented included certain restructuring and other charges, net (see Note 8) that are excluded from the segment profitability measure utilized by the CODM, which are detailed below:

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
	(millions)
Restructuring and other charges, net:
North America-related	$(7.6)	$(0.6)	$(6.6)
Europe-related	(1.2)	(3.4)	(3.9)
Asia-related	(3.5)	(2.6)	(7.6)
Other non-reportable segment-related	—	(0.1)	(0.6)
Corporate operations-related	(13.6)	(13.7)	(37.1)
Restructuring charges, net	(25.9)	(20.4)	(55.8)
Other charges (see Note 8)	(92.2)	(37.4)	(19.1)
Total restructuring and other charges, net	$(118.1)	$(57.8)	$(74.9)
The following tables summarize depreciation and amortization expense and capital expenditures for each of the Company's segments:

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
	(millions)
Depreciation and amortization expense:
North America	$81.0	$81.5	$81.1
Europe	38.9	35.7	36.9
Asia	57.7	52.6	52.4
Corporate	55.4	49.8	58.6
Total depreciation and amortization expense	$233.0	$219.6	$229.0

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
	(millions)
Capital expenditures:
North America	$209.2	$58.5	$55.5
Europe	38.3	28.6	25.2
Asia	61.1	59.0	49.0
Corporate	99.5	70.1	35.1
Total capital expenditures	$408.1	$216.2	$164.8

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net revenues and long-lived assets by geographic location of the reporting subsidiary are as follows:

	Fiscal Years Ended
	March 28, 2026	March 29, 2025	March 30, 2024
	(millions)
Net revenues(a):
The Americas(b)	$3,495.1	$3,215.1	$3,122.2
Europe(c)	2,515.8	2,154.5	1,942.6
Asia(d)	2,103.6	1,709.4	1,566.6
Total net revenues	$8,114.5	$7,079.0	$6,631.4

	March 28, 2026	March 29, 2025
	(millions)
Long-lived assets(a):
The Americas(b)	$1,335.7	$1,079.2
Europe(c)	662.2	493.4
Asia(d)	372.3	286.9
Total long-lived assets	$2,370.2	$1,859.5

(a)For certain of the Company's licensed operations, net revenues and long-lived assets, which is comprised of property and equipment and lease ROU assets, are included within the geographic location of the reporting subsidiary which holds the respective license.
(b)Includes the U.S., Canada, and Latin America. Net revenues earned in the U.S. were $3.304 billion, $3.047 billion, and $2.971 billion in Fiscal 2026, Fiscal 2025, and Fiscal 2024, respectively. Long-lived assets located in the U.S. were $1.314 billion and $1.056 billion as of March 28, 2026 and March 29, 2025, respectively.
(c)Includes the Middle East.
(d)Includes Australia and New Zealand.
20.    Additional Financial Information
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
A reconciliation of cash, cash equivalents, and restricted cash as of March 28, 2026 and March 29, 2025 from the consolidated balance sheets to the consolidated statements of cash flows is as follows:

	March 28, 2026	March 29, 2025
	(millions)
Cash and cash equivalents	$1,988.0	$1,922.5
Restricted cash included within prepaid expenses and other current assets	1.4	1.4
Restricted cash included within other non-current assets	5.3	5.5
Total cash, cash equivalents, and restricted cash	$1,994.7	$1,929.4
Restricted cash relates to cash held in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters and real estate leases.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash Paid for Interest
Cash paid for interest was $46.5 million, $41.4 million, and $40.5 million in Fiscal 2026, Fiscal 2025, and Fiscal 2024, respectively.
Non-cash Transactions
Operating lease ROU assets recorded in connection with the recognition of new lease liabilities were $532.0 million, $270.3 million, and $126.5 million during Fiscal 2026, Fiscal 2025, and Fiscal 2024, respectively. Finance lease ROU assets recorded in connection with the recognition of new lease liabilities were $1.6 million, $2.1 million, and $0.5 million during Fiscal 2026, Fiscal 2025, and Fiscal 2024, respectively. Additionally, during Fiscal 2024, $27.1 million of finance lease ROU assets were reclassified and reflected as operating lease ROU assets as a result of certain executed lease amendments.
Non-cash investing activities also included capital expenditures incurred but not yet paid of $43.0 million, $31.0 million, and $26.7 million as of the end of Fiscal 2026, Fiscal 2025, and Fiscal 2024, respectively.
Non-cash financing activities included the conversion of 3.0 million shares of Class B common stock into an equal number of shares of Class A common stock during Fiscal 2024, as discussed in Note 15.
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
These consolidated financial statements have been audited by Ernst & Young LLP in Fiscal 2026, Fiscal 2025, and Fiscal 2024, which is an independent registered public accounting firm. They conducted their audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and have expressed herein their unqualified opinions on those financial statements.
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
May 21, 2026

/s/ PATRICE LOUVET	/S/ JUSTIN M. PICICCI
Patrice Louvet	Justin M. Picicci
President and Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Ralph Lauren Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ralph Lauren Corporation (the Company) as of March 28, 2026 and March 29, 2025, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended March 28, 2026, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 28, 2026 and March 29, 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 28, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 28, 2026, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 21, 2026 expressed an unqualified opinion thereon.
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

End-of-season Markdowns

Description of the Matter
As disclosed in Note 3 of the consolidated financial statements, estimates for end-of-season markdowns are based on historical trends, actual and forecasted seasonal results, an evaluation of current economic and market conditions, retailer performance, and, in certain cases, contractual terms.

Auditing management's estimates for end-of-season markdowns was complex and judgmental as reserve amounts are sensitive to changes in market or economic conditions and have a direct, material impact on the amount of net revenue recognized by the Company. There is also significant estimation required to establish markdown reserve rates by brand and customer, which are based on the Company's review of the seasonal negotiations with each customer and the expected performance of the products in the customers' stores.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company's process to calculate the end-of-season markdowns, including the consideration of historical experience, actual and forecasted seasonal results, current economic and market conditions, retailer performance, and contractual terms as applicable.

To test the estimates for end-of-season markdowns, we performed audit procedures that included, among others, assessing methodologies and testing the assumptions regarding seasonal negotiations with each customer which include the application of market and economic conditions to individual customers and the expected performance of the products in the customers' stores that were used by the Company to calculate the projected markdown allowances to be issued upon settlement. We compared the significant assumptions used by management to current market and economic trends, historical results and other relevant factors. We assessed the historical accuracy of management's estimates and performed sensitivity analyses of significant assumptions to substantively test the changes in the estimates that would result from reasonable changes in the assumptions.

Estimated Net Realizable Value of Inventory

Description of the Matter
As of March 28, 2026, the Company's net inventory balance was $1.014 billion. As described in Note 3 to the consolidated financial statements, the valuation of inventory requires management to make assumptions and judgments about the recoverability of inventory and its estimated net realizable value.
The estimated net realizable value of inventory is determined based on an analysis of historical sales trends, market trends and economic conditions, future sales forecasts, on-hand inventory quantities, and consideration of the value of existing customer orders for future sales of inventory. Given the importance of inventory to the Company's operations and the materiality of the balance, coupled with the judgment involved in estimating future sales, auditing management's estimated net realizable value involved a higher extent of testing and the involvement of more senior members of the engagement team in executing, supervising and reviewing the results of the procedures.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the process to determine the estimated net realizable value of inventory, including controls over the inputs and assumptions used in management's calculation as described above.
Our audit procedures to test the estimated net realizable value of inventory included, among others, evaluating the appropriateness of management's inputs to the calculation, including testing the completeness and accuracy of the data used in management's calculation such as historical sales activity and loss rates for each class of inventory, write-off activity, on-hand inventory levels and inventory aging. To evaluate management's ability to accurately estimate future sales projections, which is also a key factor in the determination of the reserve, we retrospectively reviewed actual sales compared to projections. We also tested the mathematical accuracy of the Company's calculation.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2008.
New York, New York
May 21, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Ralph Lauren Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Ralph Lauren Corporation's internal control over financial reporting as of March 28, 2026, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ralph Lauren Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 28, 2026, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 28, 2026 and March 29, 2025, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended March 28, 2026, and the related notes and our report dated May 21, 2026 expressed an unqualified opinion thereon.
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
May 21, 2026

