Form 10-Q
period 2026-06-27
RALPH LAUREN CORP
filed 2026-08-06
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 31, 2026, 37,700,963 shares of the registrant's Class A common stock, $.01 par value, and 21,881,276 shares of the registrant's Class B common stock, $.01 par value, were outstanding.

RALPH LAUREN CORPORATION

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 27, 2026	March 28, 2026
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,719.0	$1,988.0
Short-term investments	222.6	77.0
Accounts receivable, net of allowances of $205.3 million and $228.7 million	388.9	491.7
Inventories	1,163.7	1,014.3
Income tax receivable	64.2	77.8
Prepaid expenses and other current assets	276.3	238.4
Total current assets	3,834.7	3,887.2
Property and equipment, net	1,053.6	1,070.6
Operating lease right-of-use assets	1,306.8	1,299.6
Deferred tax assets	326.5	345.1
Goodwill	899.5	904.2
Intangible assets, net	90.8	93.3
Other non-current assets	146.9	139.5
Total assets	$7,658.8	$7,739.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$556.7	$431.0
Current income tax payable	78.9	80.0
Current operating lease liabilities	228.6	211.7
Accrued expenses and other current liabilities	1,011.4	1,103.8
Total current liabilities	1,875.6	1,826.5
Long-term debt	1,239.4	1,238.9
Long-term finance lease liabilities	207.5	212.3
Long-term operating lease liabilities	1,308.1	1,325.8
Non-current liability for unrecognized tax benefits	176.9	168.7
Other non-current liabilities	129.7	125.9
Commitments and contingencies (Note 12)
Total liabilities	4,937.2	4,898.1
Equity:
Class A common stock, par value $.01 per share; 113.9 million and 113.5 million shares issued; 37.7 million and 38.2 million shares outstanding	1.1	1.1
Class B common stock, par value $.01 per share; 21.9 million shares issued and outstanding	0.2	0.2
Additional paid-in-capital	3,168.7	3,142.7
Retained earnings	8,513.2	8,310.6
Treasury stock, Class A, at cost; 76.2 million and 75.3 million shares	(8,688.8)	(8,361.9)
Accumulated other comprehensive loss	(272.8)	(251.3)
Total equity	2,721.6	2,841.4
Total liabilities and equity	$7,658.8	$7,739.5
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 27, 2026	June 28, 2025
	(millions, except per share data)
Net revenues	$1,959.8	$1,719.1
Cost of goods sold	(515.6)	(476.8)
Gross profit	1,444.2	1,242.3
Selling, general, and administrative expenses	(1,077.0)	(949.4)
Restructuring and other charges, net	(24.8)	(19.3)
Total other operating expenses, net	(1,101.8)	(968.7)
Operating income	342.4	273.6
Interest expense	(13.0)	(11.5)
Interest income	11.6	14.8
Other income (expense), net	1.2	1.1
Income before income taxes	342.2	278.0
Income tax provision	(80.0)	(57.6)
Net income	$262.2	$220.4
Net income per common share:
Basic	$4.36	$3.62
Diluted	$4.28	$3.52
Weighted-average common shares outstanding:
Basic	60.1	61.0
Diluted	61.3	62.5
Dividends declared per share	$1.00	$0.9125
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	June 27, 2026	June 28, 2025
	(millions)
Net income	$262.2	$220.4
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	(28.6)	89.7
Net gains (losses) on cash flow hedges	7.1	(24.9)
Net gains (losses) on defined benefit plans	—	(0.4)
Other comprehensive income (loss), net of tax	(21.5)	64.4
Total comprehensive income	$240.7	$284.8
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 27, 2026	June 28, 2025
	(millions)
Cash flows from operating activities:
Net income	$262.2	$220.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	58.9	55.5
Deferred income tax expense (benefit)	17.8	(5.8)
Stock-based compensation expense	26.0	22.4
Bad debt expense	0.9	2.7
Other non-cash charges (benefits)	2.0	(1.8)
Changes in operating assets and liabilities:
Accounts receivable	99.1	79.1
Inventories	(156.3)	(234.8)
Prepaid expenses and other current assets	(38.4)	(25.1)
Accounts payable and accrued liabilities	53.3	85.8
Income tax receivables and payables	20.0	(1.7)
Operating lease right-of-use assets and liabilities, net	(7.6)	(1.1)
Other balance sheet changes	1.4	(19.5)
Net cash provided by operating activities	339.3	176.1
Cash flows from investing activities:
Capital expenditures	(53.4)	(187.3)
Purchases of investments	(207.5)	(171.1)
Proceeds from sales and maturities of investments	60.0	154.1
Other investing activities	(3.2)	6.0
Net cash used in investing activities	(204.1)	(198.3)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	498.2
Payments of finance lease obligations	(7.1)	(6.0)
Payments of dividends	(54.8)	(50.7)
Repurchases of common stock, including shares surrendered for tax withholdings	(325.1)	(323.3)
Other financing activities	—	(4.1)
Net cash (used in) provided by financing activities	(387.0)	114.1
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(16.5)	76.1
Net (decrease) increase in cash, cash equivalents, and restricted cash	(268.3)	168.0
Cash, cash equivalents, and restricted cash at beginning of period	1,994.7	1,929.4
Cash, cash equivalents, and restricted cash at end of period	$1,726.4	$2,097.4
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended June 27, 2026
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at March 28, 2026	135.4	$1.3	$3,142.7	$8,310.6	75.3	$(8,361.9)	$(251.3)	$2,841.4
Comprehensive income:
Net income				262.2
Other comprehensive loss							(21.5)
Total comprehensive income								240.7
Dividends declared				(59.6)				(59.6)
Repurchases of common stock, including excise tax					0.9	(326.9)		(326.9)
Stock-based compensation			26.0					26.0
Shares issued pursuant to stock-based compensation plans	0.4	—	—					—
Balance at June 27, 2026	135.8	$1.3	$3,168.7	$8,513.2	76.2	$(8,688.8)	$(272.8)	$2,721.6

	Three Months Ended June 28, 2025
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at March 29, 2025	134.4	$1.3	$3,031.7	$7,590.1	72.9	$(7,734.7)	$(299.9)	$2,588.5
Comprehensive income:
Net income				220.4
Other comprehensive income							64.4
Total comprehensive income								284.8
Dividends declared				(55.3)				(55.3)
Repurchases of common stock, including excise tax					1.5	(325.1)		(325.1)
Stock-based compensation			22.4					22.4
Shares issued pursuant to stock-based compensation plans	0.6	—	—					—
Balance at June 28, 2025	135.0	$1.3	$3,054.1	$7,755.2	74.4	$(8,059.8)	$(235.5)	$2,515.3

(a)Includes Class A and Class B common stock.
(b)Accumulated other comprehensive income (loss).
See accompanying notes.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data and where otherwise indicated)
(Unaudited)

1.    Description of Business
Ralph Lauren Corporation ("RLC") is a global leader in the design, marketing, and distribution of luxury lifestyle products, including apparel, handbags, footwear & accessories, fragrances, home, and hospitality. RLC's long-standing reputation and distinctive image have been developed across a wide range of products, brands, distribution channels, and international markets. RLC's brand names include Ralph Lauren, Ralph Lauren Collection, Ralph Lauren Purple Label, Double RL, Polo Ralph Lauren, Lauren Ralph Lauren, RLX Ralph Lauren, Polo Ralph Lauren Children, and Chaps, among others. RLC and its subsidiaries are collectively referred to herein as the "Company," "we," "us," "our," and "ourselves," unless the context indicates otherwise.
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
This report should be read in conjunction with the Company's Annual Report on Form 10-K filed with the SEC for the fiscal year ended March 28, 2026 (the "Fiscal 2026 10-K").
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2027 will end on April 3, 2027 and will be a 53-week period ("Fiscal 2027"). Fiscal year 2026 ended on March 28, 2026 and was a 52-week period ("Fiscal 2026"). The first quarter of Fiscal 2027 ended on June 27, 2026 and was a 13-week period. The first quarter of Fiscal 2026 ended on June 28, 2025 and was also a 13-week period.
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
Reclassifications
Certain reclassifications have been made to the prior periods' financial information to conform to the current period's presentation.
Seasonality of Business
The Company's business is typically affected by seasonal trends, with higher levels of retail sales in its second and third fiscal quarters and higher wholesale sales in its second and fourth fiscal quarters. These trends result primarily from the timing of key vacation travel, back-to-school, and holiday shopping periods impacting its retail business and the timing of seasonal wholesale shipments. As a result of changes in its business, consumer spending patterns, and the macroeconomic environment, including those resulting from pandemic diseases and other catastrophic events, historical quarterly operating trends and working capital requirements may not be indicative of the Company's future performance. In addition, fluctuations in sales, operating income (loss), and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, the Company's operating results and cash flows for the three-month period ended June 27, 2026 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2027.
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
Revenue from the Company's licensing arrangements is recognized over time during the period that licensees are provided access to the Company's trademarks (i.e., symbolic intellectual property) and benefit from such access through their own sales of licensed products. These arrangements require licensees to pay a sales-based royalty which, for most arrangements, may be subject to a contractually-guaranteed minimum royalty amount. Payments are generally due quarterly and, depending on time of receipt, may be recorded as a deferred income liability until recognized as revenue. The Company recognizes revenue for sales-based royalty arrangements (including those for which the royalty exceeds any contractually-guaranteed minimum royalty amount) as licensed products are sold by the licensee. If a sales-based royalty is not ultimately expected to exceed a contractually-guaranteed minimum royalty amount, the minimum is generally recognized as revenue ratably over the respective contractual period. This sales-based output measure of progress and pattern of recognition best represents the value transferred to the licensee over the term of the arrangement, as well as the amount of consideration that the Company is entitled to receive in exchange for providing access to its trademarks. As of June 27, 2026, contractually-guaranteed minimum royalty amounts expected to be recognized as revenue during future periods were as follows:

Contractually-Guaranteed Minimum Royalties(a)
(millions)
Remainder of Fiscal 2027	$76.6
Fiscal 2028	78.4
Fiscal 2029	52.8
Fiscal 2030	38.8
Fiscal 2031 and thereafter	2.3
Total	$248.9

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregated Net Revenues
The following table disaggregates the Company's net revenues into categories that depict how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors for the fiscal periods presented:

	Three Months Ended
	June 27, 2026					June 28, 2025
	North America	Europe	Asia	Other	Total	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$503.2	$294.9	$571.2	$—	$1,369.3	$461.0	$285.8	$454.4	$—	$1,201.2
Wholesale	237.1	299.5	18.1	—	554.7	195.2	268.7	19.6	—	483.5
Licensing	—	—	—	35.8	35.8	—	—	—	34.4	34.4
Total	$740.3	$594.4	$589.3	$35.8	$1,959.8	$656.2	$554.5	$474.0	$34.4	$1,719.1

(a)Net revenues from the Company's retail and wholesale businesses are recognized at a point in time. Net revenues from the Company's licensing business are recognized over time.
Deferred Income
Deferred income represents cash payments received in advance of the Company's transfer of control of products or services to its customers and generally consists of unredeemed gift cards (net of estimated breakage) and advance royalty payments received from its licensees. The Company's deferred income balances were $19.7 million and $22.1 million as of June 27, 2026 and March 28, 2026, respectively, and were primarily recorded within accrued expenses and other current liabilities within the consolidated balance sheets. The majority of the deferred income balance as of June 27, 2026 is expected to be recognized as revenue within the next twelve months.
Shipping and Handling Costs
Costs associated with shipping goods to customers are accounted for as fulfillment activities and reflected as selling, general, and administrative ("SG&A") expenses in the consolidated statements of operations. Costs associated with preparing merchandise for sale, such as picking, packing, warehousing, and order charges ("handling costs"), are included in SG&A expenses. Shipping and handling costs billed to customers are included in revenue.
A summary of shipping and handling costs recognized during the fiscal periods presented is as follows:

	Three Months Ended
	June 27, 2026	June 28, 2025
	(millions)
Shipping costs	$23.4	$20.7
Handling costs	41.1	41.6
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to shares used to calculate diluted net income per common share as follows:

	Three Months Ended
	June 27, 2026	June 28, 2025
	(millions)
Basic shares	60.1	61.0
Dilutive effect of RSUs	1.2	1.5
Diluted shares	61.3	62.5
All earnings per share amounts are calculated using unrounded numbers. The Company has outstanding performance-based RSUs, which are included in the computation of diluted shares only to the extent that the respective underlying performance condition (i) has been satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period was the end of the related contingency period and the result would be dilutive. As of both June 27, 2026 and June 28, 2025, there were 0.1 million of additional shares issuable contingent upon vesting of performance-based RSUs that were excluded from the diluted shares calculations.
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
A rollforward of activity in the Company's reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented as follows:

	Three Months Ended
	June 27, 2026	June 28, 2025
	(millions)
Beginning reserve balance	$184.4	$147.6
Amount charged against revenue to increase reserve	125.6	105.2
Amount credited against customer accounts to decrease reserve	(147.3)	(114.6)
Foreign currency translation	(1.2)	6.2
Ending reserve balance	$161.5	$144.4
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A rollforward of activity in the Company's allowance for doubtful accounts balance is presented as follows:

	Three Months Ended
	June 27, 2026	June 28, 2025
	(millions)
Beginning reserve balance	$44.3	$38.7
Amount recorded to expense to increase reserve(a)	0.9	2.7
Amount written-off against customer accounts to decrease reserve	(1.0)	(0.9)
Foreign currency translation	(0.4)	1.5
Ending reserve balance	$43.8	$42.0

(a)Amounts recorded as bad debt expense are included within SG&A expenses in the consolidated statements of operations.
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department stores, specialty stores, and third-party digital partners around the world, and extends credit based on an evaluation of each customer's financial capacity and condition, usually without requiring collateral. For the Company's wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2026, the Company's sales to these three customers accounted for approximately 11% of total net revenues. Approximately 70% of sales to the Company's three largest wholesale customers were related to its North America segment and approximately 30% were related to its Europe segment. As of June 27, 2026, these three customers accounted for approximately 23% of total gross accounts receivable.
Inventories
The Company holds inventory that is sold directly to consumers in its retail stores and through its digital commerce sites. The Company also holds inventory that is to be sold through its wholesale distribution channels to major department stores, specialty stores, and third-party digital partners. Substantially all of the Company's inventories consist of finished goods, which are reported at the lower of cost or estimated net realizable value, with cost determined on a weighted-average cost basis. Inventories held by the Company totaled $1.164 billion, $1.014 billion, and $1.222 billion as of June 27, 2026, March 28, 2026, and June 28, 2025, respectively.
Supplier Finance Program
The Company supports a voluntary supplier finance program which provides certain of its inventory suppliers the opportunity, at their sole discretion, to sell their receivables due from the Company (which generally have 90-day payment terms) to a participating financial institution for a discounted payment amount made earlier than the payment terms stipulated between the Company and the supplier. The Company's vendor payment terms and amounts due are not impacted by a supplier's decision to participate in the program. The Company has not pledged any assets and does not provide guarantees under the supplier finance program. The Company's payment obligations outstanding under its supplier finance program were $268.4 million and $172.1 million as of June 27, 2026 and March 28, 2026, respectively, and were recorded within accounts payable in the consolidated balance sheets.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Refer to Note 3 of the Fiscal 2026 10-K for a summary of all of the Company's significant accounting policies.
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
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU No. 2024-03, "Disaggregation of Income Statement Expenses" ("ASU 2024-03"). ASU 2024-03 requires interim and annual tabular disclosure of disaggregated information for certain income statement expense captions. Specific expense categories required to be disclosed quantitatively include purchases of inventory, employee compensation, depreciation, and intangible asset amortization, as well as certain other specified expense categories currently disclosed under existing disclosure requirements. Any remaining amounts that are not separately disaggregated are required to be described qualitatively. ASU 2024-03 also requires separate disclosure of total selling expenses incurred each reporting period, along with annual disclosure of the entity's definition of what constitutes a selling expense. The annual disclosures required by ASU 2024-03 are effective for the Company beginning in its fiscal year ending April 1, 2028 ("Fiscal 2028"), with required interim disclosures effective beginning in Fiscal 2029. The provisions of ASU 2024-03 are to be applied prospectively, although retrospective application is permitted. Early adoption is also permitted. Other than the new disclosure requirements, ASU 2024-03 will not have an impact on the Company's consolidated financial statements.
5.    Property and Equipment
Property and equipment, net consists of the following:

	June 27, 2026	March 28, 2026
	(millions)
Land and improvements	$56.7	$56.7
Buildings and improvements	543.1	543.5
Furniture and fixtures	689.8	686.6
Machinery and equipment	464.6	438.4
Capitalized software	566.3	561.2
Leasehold improvements	1,454.5	1,445.4
Construction in progress	68.2	88.5
	3,843.2	3,820.3
Less: accumulated depreciation	(2,789.6)	(2,749.7)
Property and equipment, net	$1,053.6	$1,070.6
Property and equipment, net includes finance lease right-of-use ("ROU") assets, which are reflected in the table above based on their nature.
Depreciation expense was $56.5 million and $52.2 million during the three-month periods ended June 27, 2026 and June 28, 2025, respectively, and was recorded primarily within SG&A expenses in the consolidated statements of operations.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.    Other Assets and Liabilities
Prepaid expenses and other current assets consist of the following:

	June 27, 2026	March 28, 2026
	(millions)
Tenant allowances receivables	$53.9	$54.0
Prepaid information technology subscriptions and maintenance	46.2	24.2
Prepaid marketing and advertising	27.0	17.4
Other taxes receivable	18.5	30.0
Non-trade receivables	18.3	24.2
Prepaid occupancy expenses	17.3	7.7
Inventory return asset	15.6	14.3
Derivative financial instruments	14.7	12.3
Cloud computing arrangement implementation costs	11.5	11.2
Prepaid logistic services	9.8	6.9
Prepaid insurance	9.7	5.9
Restricted cash	2.2	1.4
Other prepaid expenses and current assets	31.6	28.9
Total prepaid expenses and other current assets	$276.3	$238.4
Other non-current assets consist of the following:

	June 27, 2026	March 28, 2026
	(millions)
Security deposits	$46.2	$50.1
Cloud computing arrangement implementation costs	45.3	35.2
Equity method and other investments	10.2	5.9
Restricted cash	5.2	5.3
Deferred rent assets	4.3	4.7
Other non-current assets	35.7	38.3
Total other non-current assets	$146.9	$139.5

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accrued expenses and other current liabilities consist of the following:

	June 27, 2026	March 28, 2026
	(millions)
Accrued operating expenses	$251.6	$250.3
Accrued inventory liability	212.8	142.0
Accrued payroll and benefits	200.8	359.0
Accrued marketing and advertising	110.3	99.8
Other taxes payable	85.6	67.0
Dividends payable	59.6	54.8
Accrued capital expenditures	30.1	43.0
Finance lease obligations	20.3	20.7
Deferred income	19.6	22.0
Restructuring liability	16.6	21.1
Accrued interest	2.6	21.0
Derivative financial instruments	0.4	—
Other accrued expenses and current liabilities	1.1	3.1
Total accrued expenses and other current liabilities	$1,011.4	$1,103.8
Other non-current liabilities consist of the following:

	June 27, 2026	March 28, 2026
	(millions)
Asset retirement obligations	$42.6	$42.4
Accrued benefits and deferred compensation	28.7	27.5
Deferred lease incentives and obligations	25.5	26.7
Derivative financial instruments	15.6	13.7
Deferred tax liabilities	8.0	8.1
Other non-current liabilities	9.3	7.5
Total other non-current liabilities	$129.7	$125.9
7.    Restructuring and Other Charges, Net
A description of significant restructuring and other activities and their related costs is provided below.
Restructuring Activities
During the three-month periods ended June 27, 2026 and June 28, 2025, the Company recorded $3.0 million and $6.4 million, respectively, of restructuring charges associated with severance and benefit costs. A summary of current period activity in the restructuring reserve related to the Company's restructuring activities is as follows:

	Severance and Benefit Costs	Total
	(millions)
Balance at March 28, 2026	$25.8	$25.8
Additions charged to expense	3.0	3.0
Cash payments applied against reserve	(7.8)	(7.8)
Balance at June 27, 2026	$21.0	$21.0

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Charges
Next Generation Transformation Project
The Company began a multi-year global project during its fiscal year ended March 30, 2024 that is expected to significantly transform the way in which it operates its business and further enable its long-term strategic pivot towards a global direct-to-consumer-oriented model (the "Next Generation Transformation project" or "NGT project"). The NGT project will span the next several years, with implementation occurring in phases by region and/or capability, and involves the redesign of certain end-to-end processes and the implementation of a suite of technology systems on a global scale. These efforts are expected to result in significant process improvements and the creation of synergies across core areas of operations, as well as financial planning and reporting, better enabling the Company to optimize inventory levels and increase the speed with which it reacts to changes in consumer demand across markets, among other benefits.
The Company continues to advance key workstreams under the NGT project including completion of global design templates that support its core enterprise resource planning platform and related processes, automation of certain distribution center operations, and the global roll-out of merchandise allocation and long-range demand planning tools.
In connection with the NGT project, the Company recorded other charges of $20.8 million and $11.0 million during the three-month periods ended June 27, 2026 and June 28, 2025, respectively.
8.    Income Taxes
Effective Tax Rate
The Company's effective tax rate, which is calculated by dividing each fiscal period's income tax provision by pretax income, was 23.4% and 20.7% during the three-month periods ended June 27, 2026 and June 28, 2025, respectively. The effective tax rate for the three months ended June 27, 2026 was higher than the U.S. federal statutory income tax rate of 21% primarily due to the recognition of uncertain tax position adjustments, state taxes, and permanent adjustments, partly offset by the favorable tax impacts of stock-based compensation related adjustments and the deduction for foreign-derived eligible income. The effective tax rate for the three months ended June 28, 2025 was lower than the U.S. federal statutory income tax rate of 21% primarily due to favorable tax impacts of the foreign-derived intangible income deduction and tax impacts of compensation-related adjustments, partly offset by the unfavorable impact of additional income tax reserves associated with certain income tax audits.
Uncertain Income Tax Benefits
The Company classifies interest and penalties related to unrecognized tax benefits as part of its income tax provision. The total amount of unrecognized tax benefits, including interest and penalties, was $176.9 million and $168.7 million as of June 27, 2026 and March 28, 2026, respectively, and was included within the non-current liability for unrecognized tax benefits in the consolidated balance sheets.
The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $112.7 million and $104.4 million as of June 27, 2026 and March 28, 2026, respectively.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.    Debt
Debt consists of the following:

	June 27, 2026	March 28, 2026
	(millions)
$750 million 2.950% Senior Notes(a)	$744.6	$744.3
$500 million 5.000% Senior Notes(b)	494.8	494.6
Total long-term debt	$1,239.4	$1,238.9

(a)The carrying amount of the 2.950% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $5.4 million and $5.7 million as of June 27, 2026 and March 28, 2026, respectively.
(b)The carrying amount of the 5.000% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $5.2 million and $5.4 million as of June 27, 2026 and March 28, 2026, respectively.
Senior Notes
In June 2020, the Company completed a registered public debt offering and issued $500 million aggregate principal amount of unsecured senior notes that were due and repaid on June 15, 2022 with cash on hand, which bore interest at a fixed rate of 1.700%, payable semi-annually (the "1.700% Senior Notes"), and $750 million aggregate principal amount of unsecured senior notes due June 15, 2030, which bear interest at a fixed rate of 2.950%, payable semi-annually (the "2.950% Senior Notes"). The 1.700% Senior Notes and 2.950% Senior Notes were issued at prices equal to 99.880% and 98.995% of their principal amounts, respectively. The proceeds from these offerings were used for general corporate purposes, which included the repayment of $475 million previously outstanding under the Company's Global Credit Facility (as defined below) on June 3, 2020 and repayment of its previously outstanding $300 million principal amount of 2.625% unsecured senior notes that matured on August 18, 2020.
In June 2025, the Company completed another registered public debt offering and issued $500 million aggregate principal amount of unsecured senior notes due June 15, 2032, which bear interest at a fixed rate of 5.000%, payable semi-annually (the "5.000% Senior Notes"). The 5.000% Senior Notes were issued at a price equal to 99.647% of their principal amount and the proceeds were used for general corporate purposes, including repayment of certain of the Company's previously outstanding senior notes.
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
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility (as defined below). Combined borrowings under the Commercial Paper Program and the Global Credit Facility are limited to $750 million. Commercial Paper Program borrowings may be used to support the Company's general working capital and corporate needs. Commercial paper notes have maturities of up to 397 days from the date of issuance and rank equally in seniority with the Company's other forms of unsecured indebtedness. As of both June 27, 2026 and March 28, 2026, there were no borrowings outstanding under the Commercial Paper Program.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Revolving Credit Facilities
Global Credit Facility
In June 2023, the Company terminated its then existing revolving credit facility and entered into a new credit facility that provides for a $750 million senior unsecured revolving line of credit through June 30, 2028 (the "Global Credit Facility") under terms and conditions substantially similar to those of the previous facility. The Global Credit Facility is available for working capital needs, capital expenditures, certain investments, general corporate purposes, and for funding acquisitions. The Global Credit Facility may also be used to support the issuance of letters of credit and maintenance of the Commercial Paper Program. Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and certain other currencies, including Euros, Hong Kong Dollars, and Japanese Yen, and are guaranteed by some of the Company's domestic subsidiaries, including all of the Company's significant subsidiaries. The terms of the agreement governing the Global Credit Facility provide the Company the ability to expand its borrowing availability to $1.500 billion, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. As of both June 27, 2026 and March 28, 2026, there were no borrowings outstanding under the Global Credit Facility. However, the Company was contingently liable for $9.4 million and $10.4 million of outstanding letters of credit as of June 27, 2026 and March 28, 2026, respectively.
The Global Credit Facility contains a number of covenants that, among other things, restrict the Company's ability, subject to specified exceptions, to incur additional indebtedness; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in unrelated lines of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make certain investments. The Global Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the "leverage ratio") of no greater than 4.25 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding, including finance lease obligations, plus all operating lease obligations. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, (iv) operating lease cost, (v) restructuring and other non-recurring expenses, and (vi) acquisition-related costs. As of June 27, 2026, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company's Global Credit Facility.
Pan-Asia Credit Facilities
Certain of the Company's subsidiaries in Asia maintain uncommitted credit facilities with regional branches of JPMorgan Chase in China and South Korea (collectively, the "Pan-Asia Credit Facilities"). The Pan-Asia Credit Facilities are subject to annual renewal and may be used to fund general working capital needs of the Company's operations in their respective countries. Borrowings under the Pan-Asia Credit Facilities are guaranteed by the parent company and are granted at the sole discretion of the respective bank lenders, subject to availability of the banks' funds and satisfaction of certain regulatory requirements. The Pan-Asia Credit Facilities do not contain any financial covenants.
A summary of the Company's Pan-Asia Credit Facilities by country as of June 27, 2026 is as follows:
•China Credit Facility — provides Ralph Lauren Trading (Shanghai) Co., Ltd. with a revolving line of credit of up to 100 million Chinese Renminbi (approximately $15 million) through April 3, 2027, which also may be used to support bank guarantees.
•South Korea Credit Facility — provides Ralph Lauren (Korea) Ltd. with a revolving line of credit of up to 30 billion South Korean Won (approximately $19 million) through October 24, 2026.
As of both June 27, 2026 and March 28, 2026, there were no borrowings outstanding under the Pan-Asia Credit Facilities.
Refer to Note 10 of the Fiscal 2026 10-K for additional discussion of the terms and conditions of the Company's debt and credit facilities.

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
The following table summarizes the Company's financial assets and liabilities that are measured and recorded at fair value on a recurring basis, excluding accrued interest components:

	June 27, 2026	March 28, 2026
	(millions)
Derivative assets(a)	$14.7	$14.0
Derivative liabilities(a)	16.0	13.7

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the carrying amounts and the estimated fair values of the Company's debt instruments:

	June 27, 2026		March 28, 2026
	Carrying Amount(a)	Fair Value(b)	Carrying Amount(a)	Fair Value(b)
	(millions)
$750 million 2.950% Senior Notes	$744.6	$703.8	$744.3	$702.6
$500 million 5.000% Senior Notes	494.8	506.0	494.6	503.4

(a)See Note 9 for discussion of the carrying amounts of the Company's senior notes.
(b)Based on Level 2 measurements.
Unrealized gains or losses resulting from changes in the fair value of the Company's debt instruments do not result in the realization or expenditure of cash unless the debt is retired prior to its maturity.
Non-financial Assets and Liabilities
The Company's non-financial assets, which primarily consist of goodwill, other intangible assets, property and equipment, and lease-related ROU assets, are not required to be measured at fair value on a recurring basis, and instead are reported at their amortized or depreciated cost in its consolidated balance sheet. However, on a periodic basis or whenever events or changes in circumstances indicate that they may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), the respective carrying amount of non-financial assets are assessed for impairment and, if ultimately considered impaired, are adjusted and written down to their fair value, as estimated based on consideration of external market participant assumptions and discounted cash flows. No impairment charges were recorded during either of the three-month periods ended June 27, 2026 or June 28, 2025.
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
The following table summarizes the Company's outstanding derivative instruments recorded on its consolidated balance sheets as of June 27, 2026 and March 28, 2026:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	June 27, 2026	March 28, 2026	June 27, 2026		March 28, 2026		June 27, 2026		March 28, 2026
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Cash flow hedges	$368.9	$364.4	PP	$13.8	PP	$10.7		$—		$—
Net investment hedges(c)	800.0	800.0		—	ONCA	1.7	ONCL	15.6	ONCL	13.7
Total Designated Hedges	1,168.9	1,164.4		13.8		12.4		15.6		13.7
Undesignated Hedges:
FC — Undesignated hedges(d)	281.8	265.1	PP	0.9	PP	1.6	AE	0.4		—
Total Hedges	$1,450.7	$1,429.5		$14.7		$14.0		$16.0		$13.7

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
The Company presents the fair values of its derivative assets and liabilities recorded on its consolidated balance sheets on a gross basis, even when they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its derivative instruments on a net basis in accordance with the terms of each of its master netting arrangements, spread across seven separate counterparties, the amounts presented in the consolidated balance sheets as of June 27, 2026 and March 28, 2026 would be adjusted from the current gross presentation as detailed in the following table:

	June 27, 2026			March 28, 2026
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount
	(millions)
Derivative assets	$14.7	$(0.9)	$13.8	$14.0	$(1.7)	$12.3
Derivative liabilities	16.0	(0.9)	15.1	13.7	(1.7)	12.0
The Company's master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties. See Note 3 for further discussion of the Company's master netting arrangements.
The following tables summarize the pretax impact of gains and losses from the Company's designated derivative instruments on its consolidated financial statements for the three-month periods ended June 27, 2026 and June 28, 2025:

	Gains (Losses) Recognized in OCI
	Three Months Ended
	June 27, 2026	June 28, 2025
	(millions)
Designated Hedges:
FC — Cash flow hedges	$6.4	$(24.4)
Net investment hedges — effective portion	8.8	(57.8)
Net investment hedges — portion excluded from assessment of hedge effectiveness	(12.4)	(2.1)
Total Designated Hedges	$2.8	$(84.3)

	Location and Amount of Gains (Losses) from Cash Flow Hedges Reclassified from AOCI to Earnings
	Three Months Ended
	June 27, 2026	June 28, 2025
	Cost of goods sold	Cost of goods sold
	(millions)
Total amounts presented in the consolidated statements of operations in which the effects of related cash flow hedges are recorded	$(515.6)	$(476.8)
Effects of cash flow hedging:
FC — Cash flow hedges	(1.9)	4.7

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Gains (Losses) from Net Investment Hedges Recognized in Earnings		Location of Gains (Losses) Recognized in Earnings
	Three Months Ended
	June 27, 2026	June 28, 2025
	(millions)
Net Investment Hedges:
Net investment hedges — portion excluded from assessment of hedge effectiveness(a)	$2.1	$2.7	Interest expense
Total Net Investment Hedges	$2.1	$2.7

(a)Amounts recognized in other comprehensive income (loss) ("OCI") relating to the effective portion of the Company's net investment hedges would be recognized in earnings only upon the sale or liquidation of the hedged net investment.
As of June 27, 2026, it is estimated that $17.2 million of pretax net gains on both outstanding and matured derivative instruments designated and qualifying as cash flow hedges deferred in AOCI will be recognized in earnings over the next twelve months. Amounts ultimately recognized in earnings will depend on prevailing exchange rates at the time the derivative instruments are settled.
The following table summarizes the pretax impact of gains and losses from the Company's undesignated derivative instruments on its consolidated financial statements for the three-month periods ended June 27, 2026 and June 28, 2025:

	Gains (Losses) Recognized in Earnings		Location of Gains (Losses) Recognized in Earnings
	Three Months Ended
	June 27, 2026	June 28, 2025
	(millions)
Undesignated Hedges:
FC — Undesignated hedges	$1.8	$(11.0)	Other income (expense), net
Total Undesignated Hedges	$1.8	$(11.0)
Risk Management Strategies
Forward Foreign Currency Exchange Contracts
The Company uses forward foreign currency exchange contracts to mitigate risks related to exchange rate fluctuations on inventory transactions made in a subsidiary entity's non-functional currency, the settlement of foreign currency-denominated balances, and the translation of certain foreign operations' net assets into U.S. Dollars. As part of its overall strategy for managing the level of exposure to such exchange rate risk, relating primarily to the Euro, the Japanese Yen, the Chinese Renminbi, the South Korean Won, the Australian Dollar, the British Pound Sterling, the Swiss Franc, and the Canadian Dollar, the Company generally hedges a portion of its related exposures anticipated over the next one year using forward foreign currency exchange contracts with maturities of two months to one year to provide continuing coverage over the period of the respective exposure.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Investments
The Company's short-term investments as of June 27, 2026 and March 28, 2026 were $222.6 million and $77.0 million, respectively, and consisted of time deposits.
No significant realized or unrealized gains or losses on available-for-sale investments or impairment charges were recorded during any of the fiscal periods presented.
Refer to Note 3 of the Fiscal 2026 10-K for further discussion of the Company's accounting policies relating to its investments.
12.    Commitments and Contingencies
Other Matters
The Company is periodically involved in litigation, other legal claims, and proceedings involving matters associated with or incidental to its business, including, among others, credit card fraud, trademark and other intellectual property, licensing, importation and exportation of its products, taxation, unclaimed property, leases, and employee relations. The Company believes at present that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on its consolidated financial statements. However, the Company's assessment of any current litigation or other legal claims could potentially change in light of the discovery of facts not presently known or determinations by judges, juries, or other finders of fact which are not in accord with management's evaluation of the possible liability or outcome of such litigation or claims.
In the normal course of business, the Company may enter into certain guarantees or other agreements that provide general indemnifications. The Company has not made any significant indemnification payments under such agreements in the past and does not currently anticipate incurring any material indemnification payments.
13.    Equity
Common Stock Repurchase Program
A summary of the Company's repurchases of Class A common stock under its common stock repurchase program is as follows:

	Three Months Ended
	June 27, 2026	June 28, 2025
	(millions)
Cost of shares repurchased(a)	$250.0	$250.0
Number of shares repurchased	0.7	1.2

(a)Excludes related excise taxes of $1.8 million for both three-month periods ended June 27, 2026 and June 28, 2025, respectively.
On May 15, 2025, the Company's Board of Directors approved an expansion of the Company's existing common stock repurchase program that allows it to repurchase up to an additional $1.500 billion of its Class A common stock, excluding related excise taxes. As of June 27, 2026, the remaining availability under the Company's Class A common stock repurchase program was approximately $1.102 billion. Repurchases of shares of the Company's Class A common stock are subject to overall business and market conditions.
In addition, during the three-month periods ended June 27, 2026 and June 28, 2025, 0.2 million and 0.3 million shares of the Company's Class A common stock, at a cost of $75.1 million and $73.3 million, respectively, were surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards under its long-term stock incentive plans.
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dividends
The Company has generally maintained a regular quarterly cash dividend program on its common stock since 2003.
On May 14, 2026, the Company's Board of Directors approved an increase to the Company's quarterly cash dividend paid on its common stock from $0.9125 to $1.00 per share. The first quarterly dividend declared to reflect this increase was payable to shareholders of record at the close of business on June 26, 2026, and was paid on July 10, 2026.
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
14.    Accumulated Other Comprehensive Income (Loss)
The following table presents OCI activity, net of tax, accumulated in equity:

	Foreign Currency Translation Gains (Losses)(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges(b)	Net Unrealized Gains (Losses) on Defined Benefit Plans(c)	Total Accumulated Other Comprehensive Income (Loss)(d)
	(millions)
Balance at March 28, 2026	$(254.8)	$7.6	$(4.1)	$(251.3)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	(28.6)	5.5	—	(23.1)
Amounts reclassified from AOCI to earnings	—	1.6	—	1.6
Other comprehensive income (loss), net of tax	(28.6)	7.1	—	(21.5)
Balance at June 27, 2026	$(283.4)	$14.7	$(4.1)	$(272.8)

Balance at March 29, 2025	$(298.7)	$2.8	$(4.0)	$(299.9)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	89.7	(20.9)	(0.5)	68.3
Amounts reclassified from AOCI to earnings	—	(4.0)	0.1	(3.9)
Other comprehensive income (loss), net of tax	89.7	(24.9)	(0.4)	64.4
Balance at June 28, 2025	$(209.0)	$(22.1)	$(4.4)	$(235.5)

(a)OCI before reclassifications to earnings related to foreign currency translation gains (losses) includes income tax benefits of $0.2 million and $17.3 million for the three-month periods ended June 27, 2026 and June 28, 2025, respectively. OCI before reclassifications to earnings for the three-month periods ended June 27, 2026 and June 28, 2025 includes losses of $2.7 million (net of a $0.9 million income tax benefit) and $45.3 million (net of a $14.6 million income tax benefit), respectively, related to changes in the fair values of instruments designated as hedges of the Company's net investment in certain foreign operations (see Note 11).
(b)OCI before reclassifications to earnings related to net unrealized gains (losses) on cash flow hedges are presented net of an income tax provision of $0.9 million and an income tax benefit of $3.5 million for the three-month periods ended June 27, 2026 and June 28, 2025, respectively. The tax effects on amounts reclassified from AOCI to earnings are presented in the table below.
(c)Activity is presented net of taxes, which were immaterial for both periods presented.
(d)The Company generally releases income tax effects from AOCI when the corresponding pretax AOCI items are reclassified to earnings.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents reclassifications from AOCI to earnings for cash flow hedges, by component:

	Three Months Ended		Location of Gains (Losses) Reclassified from AOCI to Earnings
	June 27, 2026	June 28, 2025
	(millions)
Gains (losses) on cash flow hedges(a):
FC — Cash flow hedges	$(1.9)	$4.7	Cost of goods sold
Tax effect	0.3	(0.7)	Income tax benefit (provision)
Net of tax	$(1.6)	$4.0

(a)FC = Forward foreign currency exchange contracts.
15.    Stock-based Compensation
The Company's stock-based compensation awards are currently being issued under its 2019 Incentive Plan, which was approved by its stockholders on August 1, 2019. Any prior awards granted under either the Company's 2010 Incentive Plan or its 1997 Incentive Plan remain subject to the terms of those plans, as applicable. Any awards that expire, are forfeited, or are surrendered to the Company in satisfaction of taxes are available for issuance under the 2019 Incentive Plan.
Refer to Note 17 of the Fiscal 2026 10-K for a detailed description of the Company's stock-based compensation awards, including information related to vesting terms, service, performance, and market conditions and payout percentages.
Impact on Results
A summary of total stock-based compensation expense and the related income tax benefits recognized during the three-month periods ended June 27, 2026 and June 28, 2025 is as follows:

	Three Months Ended
	June 27, 2026	June 28, 2025
	(millions)
Stock-based compensation expense	$26.0	$22.4
Income tax benefit	(3.7)	(3.4)
The Company issues its annual grants of stock-based compensation awards in the second quarter of each fiscal year. Due to the timing of the annual grants and other factors, including the timing and magnitude of forfeiture and performance goal achievement adjustments, as well as changes to the size and composition of the eligible employee population, stock-based compensation expense recognized during any given fiscal period is not necessarily indicative of the level of compensation expense expected to be incurred in future periods.
Service-based RSUs
The fair values of service-based RSUs granted to certain of the Company's senior executives and other employees, as well as non-employee directors, are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue to the holder while outstanding and unvested. The weighted-average grant date fair values of service-based RSU awards granted were $408.69 and $254.88 per share during the three-month periods ended June 27, 2026 and June 28, 2025, respectively.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of service-based RSU activity during the three months ended June 27, 2026 is as follows:

Number of Service-based RSUs
(thousands)
Unvested at March 28, 2026	647
Granted(a)	—
Vested	(5)
Forfeited	(6)
Unvested at June 27, 2026	636

(a)Less than one thousand shares were granted during the three months ended June 27, 2026.
Performance-based RSUs
The fair values of the Company's performance-based RSUs granted to its senior executives and other key employees are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue to the holder while outstanding and unvested. No such awards were granted during the three-month periods ended June 27, 2026 and June 28, 2025.
Market-based RSUs
The Company grants market-based RSUs, which are based on total shareholder return ("TSR") performance, to its senior executives and other key employees. The Company estimates the fair value of its TSR awards on the date of grant using a Monte Carlo simulation, which models multiple stock price paths of the Company's Class A common stock and that of its peer group to evaluate and determine its ultimate expected relative TSR performance ranking. Compensation expense, net of estimated forfeitures, is recorded regardless of whether, and the extent to which, the market condition is ultimately satisfied. No such awards were granted during the three-month periods ended June 27, 2026 and June 28, 2025.
A summary of performance-based RSU activity including TSR awards during the three months ended June 27, 2026 is as follows:

Number of Performance-based RSUs
(thousands)
Unvested at March 28, 2026	465
Granted	—
Change due to performance and/or market condition achievement	195
Vested	(403)
Forfeited	—
Unvested at June 27, 2026	257
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
The Company's segment reporting structure is consistent with how it establishes its overall business strategy, allocates resources, and assesses performance of its business. The accounting policies of the Company's segments are consistent with those described in Notes 2 and 3 of the Fiscal 2026 10-K. Sales and transfers between segments are generally recorded at cost and treated as transfers of inventory. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. The Company's chief operating decision maker (the "CODM") as defined within Accounting Standards Codification Topic 280, "Segment Reporting," who is its President and Chief Executive Officer, assesses segment performance and allocates resources based upon net revenues and operating income before restructuring-related charges, impairment of assets, and certain other non-routine items, if any. In addition, the Company's CODM is regularly provided each segment's gross profit and total SG&A expenses, as well as SG&A expense by category at the consolidated level. Certain corporate overhead expenses related to global functions, most notably the Company's executive office, information technology, finance and accounting, human resources, and legal departments, largely remain at corporate. Additionally, other costs that cannot be allocated to the segments based on specific usage are also maintained at corporate, including corporate marketing and advertising expenses, depreciation and amortization of corporate assets, and other general and administrative expenses resulting from corporate-level activities and projects. Asset information by segment is not utilized by the CODM for purposes of assessing performance or allocating resources, and therefore such information has not been presented.
Net revenues, significant expenses, and segment operating income for each of the Company's segments are as follows:

	Three Months Ended June 27, 2026
	North America	Europe	Asia	Other non-reportable segments	Total
	(millions)
Net revenues, significant expenses, and segment operating income:
Net revenues	$740.3	$594.4	$589.3	$35.8	$1,959.8
Cost of goods sold	(264.1)	(174.3)	(99.6)	—	(538.0)
Selling, general, and administrative expenses(a)	(305.3)	(263.2)	(292.0)	(4.1)	(864.6)
Total segment operating income	$170.9	$156.9	$197.7	$31.7	$557.2
Reconciliation of segment operating income to consolidated operating income and income before income taxes:
Corporate expenses, net					$(190.0)
Restructuring and other charges, net(b)					(24.8)
Operating income					342.4
Non-operating income (expense), net					(0.2)
Income before income taxes					$342.2

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 28, 2025
	North America	Europe	Asia	Other non-reportable segments	Total
	(millions)
Net revenues, significant expenses, and segment operating income:
Net revenues	$656.2	$554.5	$474.0	$34.4	$1,719.1
Cost of goods sold	(242.1)	(171.2)	(82.3)	—	(495.6)
Selling, general, and administrative expenses(a)	(278.6)	(237.1)	(246.3)	(3.8)	(765.8)
Total segment operating income	$135.5	$146.2	$145.4	$30.6	$457.7
Reconciliation of segment operating income to consolidated operating income and income before income taxes:
Corporate expenses, net					$(164.8)
Restructuring and other charges, net(b)					(19.3)
Operating income					273.6
Non-operating income (expense), net					4.4
Income before income taxes					$278.0

(a)SG&A expenses include costs relating to compensation and benefits, marketing and advertising, rent and occupancy, distribution, depreciation and amortization, bad debt, and other selling and administrative costs.
(b)The three-month periods ended June 27, 2026 and June 28, 2025 included certain restructuring and other charges, net (see Note 7) that are excluded from the segment profitability measure utilized by the CODM, which are detailed below:

	Three Months Ended
	June 27, 2026	June 28, 2025
	(millions)
Restructuring and other charges, net:
Europe-related	$(0.1)	$(0.1)
Asia-related	0.2	(1.3)
Corporate operations-related	(3.1)	(4.4)
Restructuring charges, net	(3.0)	(5.8)
Other charges (see Note 7)	(21.8)	(13.5)
Total restructuring and other charges, net	$(24.8)	$(19.3)
The following tables summarize depreciation and amortization expense and capital expenditures for each of the Company's segments:

	Three Months Ended
	June 27, 2026	June 28, 2025
	(millions)
Depreciation and amortization expense:
North America	$19.9	$20.6
Europe	9.6	9.2
Asia	14.8	13.8
Corporate	14.6	11.9
Total depreciation and amortization expense	$58.9	$55.5

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	June 27, 2026	June 28, 2025
	(millions)
Capital expenditures:
North America	$10.4	$129.6
Europe	13.9	7.2
Asia	12.9	12.1
Corporate	16.2	38.4
Total capital expenditures	$53.4	$187.3
Net revenues by geographic location of the reporting subsidiary are as follows:

	Three Months Ended
	June 27, 2026	June 28, 2025
	(millions)
Net revenues(a):
The Americas(b)	$784.2	$697.0
Europe(c)	586.3	548.1
Asia(d)	589.3	474.0
Total net revenues	$1,959.8	$1,719.1

(a)Net revenues for certain of the Company's licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.
(b)Includes the U.S., Canada, and Latin America. Net revenues earned in the U.S. during the three-month periods ended June 27, 2026 and June 28, 2025 were $740.7 million and $657.8 million, respectively.
(c)Includes the Middle East.
(d)Includes Australia and New Zealand.
17.    Additional Financial Information
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
A reconciliation of cash, cash equivalents, and restricted cash as of June 27, 2026 and March 28, 2026 from the consolidated balance sheets to the consolidated statements of cash flows is as follows:

	June 27, 2026	March 28, 2026
	(millions)
Cash and cash equivalents	$1,719.0	$1,988.0
Restricted cash included within prepaid expenses and other current assets	2.2	1.4
Restricted cash included within other non-current assets	5.2	5.3
Total cash, cash equivalents, and restricted cash	$1,726.4	$1,994.7
Restricted cash relates to cash held in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters and real estate leases.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash Paid for Interest and Taxes
Cash paid for interest and income taxes is as follows:

	Three Months Ended
	June 27, 2026	June 28, 2025
	(millions)
Cash paid for interest	$21.9	$10.6
Cash paid for income taxes, net of refunds	41.3	44.7
Cash Paid for Leases
The following table summarizes certain cash flow information related to the Company's leases:

	Three Months Ended
	June 27, 2026	June 28, 2025
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$90.5	$85.6
Operating cash flows for finance leases	1.6	1.8
Financing cash flows for finance leases	7.1	6.0
Non-cash Transactions
Operating lease ROU assets recorded in connection with the recognition of new lease liabilities were $78.1 million and $119.7 million for the three-month periods ended June 27, 2026 and June 28, 2025, respectively. Finance lease ROU assets recorded in connection with the recognition of new lease liabilities were $1.3 million and $0.5 million for the three-month periods ended June 27, 2026 and June 28, 2025, respectively.
Non-cash investing activities also included capital expenditures incurred but not yet paid of $30.1 million and $32.6 million for the three-month periods ended June 27, 2026 and June 28, 2025, respectively.
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
•the impact to our business resulting from a prolonged slowdown in economic conditions or changes in consumers' ability, willingness, or preferences to purchase discretionary items and luxury retail products, which tends to decline during periods of economic downturn, and our ability to accurately forecast consumer demand, the failure of which could result in either a build-up or shortage of inventory;
•the potential impact to our business resulting from supply chain disruptions, including those caused by capacity constraints, closed factories and/or labor shortages (stemming from pandemic diseases, labor disputes, strikes, or otherwise), man-made or natural disasters, scarcity of raw materials, port congestion, and scrutiny or detention of goods produced in certain territories resulting from laws, regulations, or trade restrictions, such as those imposed by the Uyghur Forced Labor Prevention Act ("UFLPA") or the Countering America's Adversaries Through Sanctions Act ("CAATSA"), which could result in shipment approval delays leading to inventory shortages and lost sales, as well as potential shipping delays, inventory shortages, and/or higher freight and other operating costs resulting from port strikes, disruptions to major waterways, and/or increases in oil and other energy prices;
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
These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2026 (the "Fiscal 2026 10-K"). There are no material changes to such risk factors, nor have we identified any previously undisclosed risks that could materially adversely affect our business, operating results, and/or financial condition, as set forth in Part II, Item 1A — "Risk Factors" of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
In this Form 10-Q, references to "Ralph Lauren," "ourselves," "we," "our," "us," and the "Company" refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2027 will end on April 3, 2027 and will be a 53-week period ("Fiscal 2027"). Fiscal year 2026 ended on March 28, 2026 and was a 52-week period ("Fiscal 2026"). The first quarter of Fiscal 2027 ended on June 27, 2026 and was a 13-week period. The first quarter of Fiscal 2026 ended on June 28, 2025 and was also a 13-week period.
INTRODUCTION
Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and notes thereto to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:
•Overview.    This section provides a general description of our business, global economic conditions and industry trends, and a summary of our financial performance for the three-month period ended June 27, 2026. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.
•Results of operations.    This section provides an analysis of our results of operations for the three-month period ended June 27, 2026 compared to the three-month period ended June 28, 2025.
•Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of June 27, 2026, which includes (i) an analysis of our financial condition as compared to the prior fiscal year-end; (ii) an analysis of changes in our cash flows for the three months ended June 27, 2026 compared to the three months ended June 28, 2025; (iii) an analysis of our liquidity, including the availability under our commercial paper borrowing program and credit facilities, our supplier finance program, outstanding debt and covenant compliance, common stock repurchases, and payments of dividends; and (iv) a description of any material changes in our material cash requirements since March 28, 2026.
•Market risk management.    This section discusses any significant changes in our risk exposures related to foreign currency exchange rates, interest rates, and our investments since March 28, 2026.
•Critical accounting policies.     This section discusses any significant changes in our critical accounting policies since March 28, 2026. Critical accounting policies typically require significant judgment and estimation on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 3 of the Fiscal 2026 10-K.

•Recently issued accounting standards.    This section discusses the potential impact on our reported results of operations and financial condition of certain accounting standards that have been recently issued.
OVERVIEW
Our Business
Our Company is a global leader in the design, marketing, and distribution of luxury lifestyle products, including apparel, handbags, footwear & accessories, fragrances, home, and hospitality. Our long-standing reputation and distinctive image have been developed across a wide range of products, brands, distribution channels, and international markets. Our brand names include Ralph Lauren, Ralph Lauren Collection, Ralph Lauren Purple Label, Double RL, Polo Ralph Lauren, Lauren Ralph Lauren, RLX Ralph Lauren, Polo Ralph Lauren Children, and Chaps, among others.
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
Our business is typically affected by seasonal trends, with higher levels of retail sales in our second and third fiscal quarters and higher wholesale sales in our second and fourth fiscal quarters. These trends result primarily from the timing of key vacation travel, back-to-school, and holiday shopping periods impacting our retail business and timing of seasonal wholesale shipments. As a result of changes in our business, consumer spending patterns, and the macroeconomic environment, including those resulting from pandemic diseases and other catastrophic events, historical quarterly operating trends and working capital requirements may not be indicative of our future performance. In addition, fluctuations in sales, operating income (loss), and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, our operating results and cash flows for the three-month period ended June 27, 2026 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2027.
Recent Developments
Next Generation Transformation Project
We began a multi-year global project during our fiscal year ended March 30, 2024 that is expected to significantly transform the way in which we operate our business and further enable our long-term strategic pivot towards a global direct-to-consumer-oriented model (the "Next Generation Transformation project" or "NGT project"). The NGT project will span the next several years, with implementation occurring in phases by region and/or capability, and involves the redesign of certain end-to-end processes and the implementation of a suite of technology systems on a global scale. These efforts are expected to result in significant process improvements and the creation of synergies across core areas of operations, as well as financial planning and reporting, better enabling us to optimize inventory levels and increase the speed with which we react to changes in consumer demand across markets, among other benefits.
We continue to advance key workstreams under the NGT project including completion of global design templates that support our core enterprise resource planning platform and related processes, automation of certain distribution center operations, and the global roll-out of merchandise allocation and long-range demand planning tools.
In connection with the NGT project, we incurred other charges of $20.8 million and $11.0 million during the three-month periods ended June 27, 2026 and June 28, 2025, respectively, which were recorded within restructuring and other charges, net in the consolidated statements of operations.
Global Economic Conditions and Industry Trends
The global economy and retail industry are impacted by many factors beyond our control. In April 2025, the U.S. announced significant changes to its trade policies under the authority of IEEPA, including broad-based tariff increases on foreign imported goods, with potential for new tariffs and further future increases to existing tariffs, as well as revisions or terminations to existing trade agreements. In response, many countries announced retaliatory tariffs on U.S. exports and other trade restrictions. In February 2026, the U.S. Supreme Court invalidated the IEEPA tariffs previously applied to our foreign imports, after which the U.S. announced additional tariffs under other trade authorities. In March 2026, the U.S. Court of International Trade issued an order directing U.S. Customs and Border Protection ("CBP") to refund IEEPA tariffs that were previously collected, and in April 2026, CBP announced the refund process, leveraging the Consolidated Administration and Processing of Entries Claim Portal through a phased rollout. While we have submitted refund claims for eligible IEEPA tariffs previously paid, the ultimate amount and timing of collection, and approval of any such refunds remain uncertain. Moreover, trade policy developments are ongoing and continue to create uncertainty regarding the future relationship between the U.S. and other countries, and could contribute to further trade restrictions, higher inflation, slower economic growth, supply chain disruptions, and continued volatility in global stock markets and foreign currency exchange rates.
In addition to evolving trade policies, the global economy has been negatively impacted by ongoing military conflicts, including those involving Iran and other hostilities in the Middle East, which have increased uncertainty around global energy and key shipping routes. Although our ongoing operations in the Middle East are not material, our business has been, and may continue to be, affected by the broader macroeconomic and supply chain implications of these conflicts and related disruptions, including higher energy, freight, and transportation costs, inflationary pressures, unfavorable foreign currency exchange rates, financial market volatility, and periodic shipping delays, among other factors. While our business has not been significantly impacted by such disruptions, we have experienced some shipping delays affecting the timing of inventory receipts. The duration and potential escalation of these conflicts and related disruptions remain uncertain and could result in further inventory receipt delays and/or higher freight and transportation costs in the near-term and beyond.
Overall economic conditions, including inflationary pressures, relatively elevated interest rates, foreign currency volatility, and organized labor disputes, continue to impact consumer discretionary income levels, spending, and sentiment in the U.S. and globally. Collectively, these conditions have contributed to a competitive and uncertain retail operating environment. In response to such pressures, and to reduce elevated inventory levels, many retailers (particularly in the U.S. and Europe) continue to resort to promotional activity to support traffic conversion. Furthermore, the department store sector continues to experience consolidations, restructurings, bankruptcies, other ownership changes, and store closures.

In response to these macroeconomic, industry, and geopolitical pressures, we have implemented various global strategies to address many of these challenges and continue to build a foundation for long-term profitable growth by strengthening our consumer-facing areas and driving a more efficient operating model. We have also proactively diversified our supply chain from a geographic perspective and believe we can further mitigate cost pressures through disciplined inventory management, supplier negotiations, our ability to change country of origin, and pricing actions. However, the tariff environment remains dynamic and unpredictable, and significant increases in tariffs across our supply chain could negatively impact our profitability. Despite the competitive environment, we remain focused on executing our broader long-term strategy of brand elevation, which includes multiple levers to continue driving average unit retail growth and brand equity. We continue to monitor the geopolitical and macroeconomic environment, including evolving trade policies, tariffs, and disruption or volatility affecting key shipping routes, and adjust our operating strategies to help mitigate the related impacts on our results of operations.
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A — "Risk Factors" in our Fiscal 2026 10-K.
Summary of Financial Performance
Operating Results
During the three months ended June 27, 2026, we reported net revenues of $1.960 billion, net income of $262.2 million, and net income per diluted share of $4.28, as compared to net revenues of $1.719 billion, net income of $220.4 million, and net income per diluted share of $3.52 during the three months ended June 28, 2025. The comparability of our operating results has been affected by net restructuring-related charges and certain other charges (benefits), as well as foreign currency volatility. Our operating results are also susceptible to changes in macroeconomic conditions.
Our operating performance for the three-month period ended June 27, 2026 as compared to the prior fiscal year period reflected revenue growth of 14.0% on a reported basis and 13.4% on a constant currency basis, as defined within "Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition" below. Net revenues reflected growth across all of our reportable segments.
Our gross profit as a percentage of net revenues increased by 140 basis points to 73.7% during the three months ended June 27, 2026 as compared to the prior fiscal year period, primarily driven by average unit retail ("AUR") growth, and, to a lesser extent, favorable channel and geographic mix shifts, more than offsetting pressure from tariffs and other product costs.
Selling, general, and administrative ("SG&A") expenses as a percentage of net revenues during the three months ended June 27, 2026 declined by 20 basis points to 55.0% as compared to the prior fiscal year period, largely attributable to operating leverage on higher net revenues.
Net income increased by $41.8 million to $262.2 million during the three months ended June 27, 2026 as compared to the three months ended June 28, 2025, primarily due to a $68.8 million increase in our operating income, partly offset by a $22.4 million increase in our income tax provision. Net income per diluted share increased by $0.76 to $4.28 per share during the three months ended June 27, 2026 as compared to the three months ended June 28, 2025, driven by the higher level of net income and lower weighted-average diluted shares outstanding.
During the three-month periods ended June 27, 2026 and June 28, 2025, our operating results were negatively impacted by net restructuring-related charges and certain other charges (benefits) totaling $23.5 million and $19.3 million, respectively, which had an after-tax effect of reducing net income by $18.8 million, or $0.31 per diluted share, and $15.4 million, or $0.25 per diluted share, respectively.
Financial Condition and Liquidity
As of June 27, 2026, net cash and short-term investments position (calculated as cash and cash equivalents, plus short-term investments, less total debt) was $702.2 million, as compared to $826.1 million as of the end of Fiscal 2026. The decrease in our net cash and short-term investments position was primarily due to our use of cash to support Class A common stock repurchases of $325.1 million, including $75.1 million of share withholdings in satisfaction of tax obligations related to the vesting of stock-based compensation awards, to make dividend payments of $54.8 million, to invest in our business through $53.4 million of capital expenditures, and the unfavorable effect of exchange rate changes of $16.5 million, primarily related to our cash and cash equivalents, partly offset by our operating cash flows of $339.3 million.

Net cash provided by operating activities was $339.3 million during the three months ended June 27, 2026, as compared to $176.1 million during the three months ended June 28, 2025. The net increase in cash provided by operating activities was primarily due to a net favorable change related to lower inventory levels as compared to the prior fiscal year period, as well as an increase in net income before non-cash charges.
Our equity decreased to $2.722 billion as of June 27, 2026 compared to $2.841 billion as of March 28, 2026 due to our share repurchase activity and dividends declared during the three months ended June 27, 2026, partly offset by our comprehensive income and the net impact of stock-based compensation arrangements.
Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition
The comparability of our operating results for the three-month periods ended June 27, 2026 and June 28, 2025 has been affected by certain transactions, including pretax charges incurred in connection with our restructuring activities and certain other benefits (charges), as summarized below (references to "Notes" are to the notes to the accompanying consolidated financial statements):

	Three Months Ended
	June 27, 2026	June 28, 2025
	(millions)
Restructuring and other charges, net (see Note 7)	$(24.8)	$(19.3)
Non-routine bad debt expense reversals(a)	1.3	—
Total net charges	$(23.5)	$(19.3)

(a)Non-routine bad debt expense reversals are recorded within SG&A expenses in the consolidated statements of operations.
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

RESULTS OF OPERATIONS
Three Months Ended June 27, 2026 Compared to Three Months Ended June 28, 2025
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	June 27, 2026	June 28, 2025	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$1,959.8	$1,719.1	$240.7	14.0%
Cost of goods sold	(515.6)	(476.8)	(38.8)	8.2%
Gross profit	1,444.2	1,242.3	201.9	16.2%
Gross profit as % of net revenues	73.7%	72.3%		140 bps
Selling, general, and administrative expenses	(1,077.0)	(949.4)	(127.6)	13.4%
SG&A expenses as % of net revenues	55.0%	55.2%		(20 bps)
Restructuring and other charges, net	(24.8)	(19.3)	(5.5)	28.7%
Operating income	342.4	273.6	68.8	25.2%
Operating income as % of net revenues	17.5%	15.9%		160 bps
Interest expense	(13.0)	(11.5)	(1.5)	12.5%
Interest income	11.6	14.8	(3.2)	(21.8%)
Other income (expense), net	1.2	1.1	0.1	8.9%
Income before income taxes	342.2	278.0	64.2	23.1%
Income tax provision	(80.0)	(57.6)	(22.4)	39.0%
Effective tax rate(a)	23.4%	20.7%		270 bps
Net income	$262.2	$220.4	$41.8	19.0%
Net income per common share:
Basic	$4.36	$3.62	$0.74	20.4%
Diluted	$4.28	$3.52	$0.76	21.6%

(a)Effective tax rate is calculated by dividing the income tax provision by income before income taxes.
Net Revenues.    Net revenues increased by $240.7 million, or 14.0%, to $1.960 billion during the three months ended June 27, 2026 as compared to the three months ended June 28, 2025, reflecting growth across our reportable segments, including favorable foreign currency effects of $10.0 million. On a constant currency basis, net revenues increased by $230.7 million, or 13.4%.
The following table summarizes the percentage change in our consolidated comparable store sales for the three months ended June 27, 2026 as compared to the prior fiscal year period:

% Change
Digital commerce	13%
Brick and mortar	12%
Total comparable store sales	12%
Our global average store count increased by 1 store and concession shop during the three months ended June 27, 2026 compared with the three months ended June 28, 2025, primarily due to new full price store openings in Asia, largely offset by concession shop closures also in Asia.

The following table details our retail store presence by segment as of the periods presented:

	June 27, 2026	June 28, 2025
Freestanding Stores:
North America	220	225
Europe	111	106
Asia	269	238
Total freestanding stores	600	569

Concession Shops:
Europe	29	30
Asia	603	635
Total concession shops	632	665
Total stores	1,232	1,234
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
Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the comparable prior fiscal year period, are provided below:

	Three Months Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	June 27, 2026	June 28, 2025	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$740.3	$656.2	$84.1	$0.1	$84.0	12.8%	12.8%
Europe	594.4	554.5	39.9	14.7	25.2	7.2	4.6
Asia	589.3	474.0	115.3	(4.8)	120.1	24.3	25.3
Other non-reportable segments	35.8	34.4	1.4	—	1.4	3.9	3.8
Total net revenues	$1,959.8	$1,719.1	$240.7	$10.0	$230.7	14.0%	13.4%
North America net revenues — Net revenues increased by $84.1 million, or 12.8%, during the three months ended June 27, 2026 as compared to the three months ended June 28, 2025. On a constant currency basis, net revenues increased by $84.0 million, or 12.8%.
The $84.1 million increase in North America net revenues was driven by:
•a $42.2 million increase related to our North America retail business. On a constant currency basis, net revenues increased by $42.1 million, reflecting an increase of $42.0 million in comparable store sales. The increase in our comparable store sales reflected high-teens AUR growth and higher traffic during the three months ended June 27, 2026 as compared to the three months ended June 28, 2025. The following table summarizes the percentage changes in comparable store sales related to our North America retail business:

% Change
Digital commerce	8%
Brick and mortar	10%
Total comparable store sales	9%
•a $41.9 million increase related to our North America wholesale business, driven by strong selling trends and replenishment orders, including resumed shipments to a luxury wholesale account, and a favorable timing shift of inventory shipments.

Europe net revenues — Net revenues increased by $39.9 million, or 7.2%, during the three months ended June 27, 2026 as compared to the three months ended June 28, 2025. On a constant currency basis, net revenues increased by $25.2 million, or 4.6%.
The $39.9 million increase in Europe net revenues was driven by:
•a $30.8 million increase related to our Europe wholesale business, driven by positive selling trends and a favorable timing shift of inventory shipments, as well as favorable foreign currency effects of $8.3 million; and
•a $9.1 million increase related to our Europe retail business, inclusive of favorable foreign currency effects of $6.4 million. On a constant currency basis, net revenues increased by $2.7 million, reflecting an increase of $3.7 million in comparable store sales, partly offset by a decrease of $1.0 million in non-comparable store sales. The increase in our comparable store sales reflected low-single digit AUR growth during the three months ended June 27, 2026 as compared to the three months ended June 28, 2025. The following table summarizes the percentage changes in comparable store sales related to our Europe retail business:

% Change
Digital commerce	6%
Brick and mortar	—%
Total comparable store sales	1%
Asia net revenues — Net revenues increased by $115.3 million, or 24.3%, during the three months ended June 27, 2026 as compared to the three months ended June 28, 2025. On a constant currency basis, net revenues increased by $120.1 million, or 25.3%.
The $115.3 million increase in Asia net revenues was primarily driven by:
•a $116.8 million increase related to our Asia retail business, inclusive of unfavorable foreign currency effects of $5.0 million. On a constant currency basis, net revenues increased by $121.8 million, reflecting increases of $88.3 million in comparable store sales and $33.5 million in non-comparable store sales. The increase in our comparable store sales reflected mid-teens AUR growth and higher traffic during the three months ended June 27, 2026 as compared to the three months ended June 28, 2025. The following table summarizes the percentage changes in comparable store sales related to our Asia retail business:

% Change
Digital commerce	32%
Brick and mortar	22%
Total comparable store sales	23%
Gross Profit.    Gross profit increased by $201.9 million, or 16.2%, to $1.444 billion for the three months ended June 27, 2026, including favorable foreign currency effects of $8.9 million. Gross profit as a percentage of net revenues increased to 73.7% for the three months ended June 27, 2026 from 72.3% for the three months ended June 28, 2025. The 140 basis point increase reflected favorable foreign currency effects of approximately 10 basis points. The remaining 130 basis point improvement was primarily due to mid-teens AUR growth as well as favorable channel and geographic mix shifts, more than offsetting pressure from tariffs and other product costs.
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
Selling, General, and Administrative Expenses.    SG&A expenses include costs relating to compensation and benefits, marketing and advertising, rent and occupancy, distribution, information technology, legal, depreciation and amortization, bad debt, and other selling and administrative costs. SG&A expenses increased by $127.6 million, or 13.4%, to $1.077 billion for the three months ended June 27, 2026, including unfavorable foreign currency effects of $4.4 million. SG&A expenses as a percentage of net revenues declined to 55.0% for the three months ended June 27, 2026 from 55.2% for the three months ended June 28, 2025. The 20 basis point decline was largely attributable to operating leverage on higher net revenues.
The $127.6 million increase in SG&A expenses was driven by:

Three Months Ended June 27, 2026 Compared to Three Months Ended June 28, 2025
(millions)
SG&A expense category:
Compensation-related expenses	$48.1
Marketing and advertising expenses	33.0
Rent and occupancy expenses	24.3
Staff-related expenses	5.9
Selling-related expenses	4.5
Other	11.8
Total increase in SG&A expenses	$127.6
Restructuring and Other Charges, Net. Restructuring and other charges, net during the three-month periods ended June 27, 2026 and June 28, 2025 consisted primarily of net restructuring charges of $3.0 million and $6.4 million, respectively, associated with severance and benefits costs, as well as other charges of $20.8 million and $11.0 million, respectively, incurred in connection with our Next Generation Transformation project (refer to "Recent Developments" for additional discussion). See Note 7 to the accompanying consolidated financial statements.
Operating Income.   Operating income increased by $68.8 million, or 25.2%, to $342.4 million for the three months ended June 27, 2026, reflecting favorable foreign currency effects of $4.5 million. Our operating results during the three-month periods ended June 27, 2026 and June 28, 2025 were negatively impacted by net restructuring-related charges and certain other charges (benefits) totaling $23.5 million and $19.3 million, respectively. Operating income as a percentage of net revenues was 17.5% for the three months ended June 27, 2026, reflecting a 160 basis point increase from the prior fiscal year period. The increase in operating income as a percentage of net revenues was primarily driven by the increase in our gross margin, as well as a decrease in SG&A expenses as a percentage of net revenues.
Operating income and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the comparable prior fiscal year period, are provided below:

	Three Months Ended
	June 27, 2026		June 28, 2025
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$170.9	23.1%	$135.5	20.7%	$35.4	240	bps
Europe	156.9	26.4	146.2	26.4	10.7	—	bps
Asia	197.7	33.5	145.4	30.7	52.3	280	bps
Other non-reportable segments	31.7	88.6	30.6	88.8	1.1	(20	bps)
Total segment operating income	557.2		457.7		99.5
Corporate expenses, net	(190.0)		(164.8)		(25.2)
Restructuring and other charges, net(a)	(24.8)		(19.3)		(5.5)
Total operating income	$342.4	17.5%	$273.6	15.9%	$68.8	160	bps

(a)See discussion above for additional information related to restructuring and other charges, net recorded during the fiscal periods presented.
North America operating margin improved by 240 basis points, primarily due to a reduction of 130 basis points in SG&A expense as a percentage of net revenues and an increase of 120 basis points in gross margin.

Europe operating margin was flat, with an increase of 160 basis points in gross margin offset by an increase in SG&A expenses as a percentage of net revenues, which included higher marketing expenses. This operating margin was inclusive of the favorable impact of 40 basis points related to foreign currency effects.
Asia operating margin improved by 280 basis points, primarily due to a reduction of 240 basis points in SG&A expenses as a percentage of net revenues and an increase of 50 basis points in gross margin. The overall improvement in operating margin was inclusive of the favorable impact of 10 basis points related to foreign currency effects.
Corporate expenses increased by $25.2 million to $190.0 million during the three months ended June 27, 2026 as compared to the prior fiscal year. The increase in corporate expenses was primarily due to higher compensation-related expenses of $25.9 million and staff-related expenses of $2.9 million, partly offset by higher intercompany sourcing commission of $3.6 million (which is offset at the segment level and eliminates in consolidation).
Non-operating Income (Expense), Net. Non-operating income (expense), net is comprised of interest expense, interest income, and other income (expense), net, which includes foreign currency gains (losses), equity in income (losses) from our equity-method investees, and other non-operating expenses. During the three months ended June 27, 2026, we reported non-operating expense, net of $0.2 million as compared to non-operating income, net of $4.4 million during the three months ended June 28, 2025.
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
The income tax provision and effective tax rate for the three months ended June 27, 2026 were $80.0 million and 23.4%, respectively, compared to $57.6 million and 20.7%, respectively, for the three months ended June 28, 2025. The $22.4 million increase in our income tax provision was primarily driven by an increase in our pretax income, as well as the 270 basis point increase in our effective tax rate. The increase in our effective tax rate was due to unfavorable tax impacts of the deduction for foreign-derived eligible income and the unfavorable tax impact of earnings generated in higher taxed jurisdictions, partly offset by the favorable impact of lower income tax reserves associated with certain income tax audits as compared to the prior fiscal year period. See Note 8 to the accompanying consolidated financial statements.
Net Income.    Net income increased to $262.2 million for the three months ended June 27, 2026, from $220.4 million for the three months ended June 28, 2025. The $41.8 million increase in net income was primarily due to the increase in our operating income, partly offset by the increase in our income tax provision, both as previously discussed. Our operating results during the three-month periods ended June 27, 2026 and June 28, 2025 were negatively impacted by net restructuring-related charges and certain other charges (benefits) totaling $23.5 million and $19.3 million, respectively, which had an after-tax effect of reducing net income by $18.8 million and $15.4 million, respectively.
Net Income per Diluted Share.    Net income per diluted share increased to $4.28 for the three months ended June 27, 2026, from $3.52 for the three months ended June 28, 2025. The $0.76 per share increase was primarily driven by the higher level of net income, as previously discussed, and lower weighted-average diluted shares outstanding during the three months ended June 27, 2026 driven by our share repurchases during the last twelve months. Net income per diluted share for the three-month periods ended June 27, 2026 and June 28, 2025 were also negatively impacted by $0.31 per share and $0.25 per share, respectively, attributable to net restructuring-related charges and certain other charges (benefits), as previously discussed.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of June 27, 2026 and March 28, 2026:

	June 27, 2026	March 28, 2026	$ Change
	(millions)
Cash and cash equivalents	$1,719.0	$1,988.0	$(269.0)
Short-term investments	222.6	77.0	145.6
Long-term debt(a)	(1,239.4)	(1,238.9)	(0.5)
Net cash and short-term investments	$702.2	$826.1	$(123.9)
Equity	$2,721.6	$2,841.4	$(119.8)

(a)See Note 9 to the accompanying consolidated financial statements for discussion of the carrying amounts of our debt.
The decrease in our net cash and short-term investments position at June 27, 2026 as compared to March 28, 2026 was primarily due to our use of cash to support Class A common stock repurchases of $325.1 million, including $75.1 million of share withholdings in satisfaction of tax obligations related to the vesting of stock-based compensation awards, to make dividend payments of $54.8 million, to invest in our business through $53.4 million in capital expenditures, and the unfavorable effect of exchange rate changes of $16.5 million, primarily related to our cash and cash equivalents, partly offset by our operating cash flows of $339.3 million.
The decrease in our equity was attributable to our share repurchase activity and dividends declared during the three months ended June 27, 2026, partly offset by our comprehensive income and the net impact of stock-based compensation arrangements.
Cash Flows
The following table details our cash flows for the three-month periods ended June 27, 2026 and June 28, 2025:

	Three Months Ended
	June 27, 2026	June 28, 2025	$ Change
	(millions)
Net cash provided by operating activities	$339.3	$176.1	$163.2
Net cash used in investing activities	(204.1)	(198.3)	(5.8)
Net cash (used in) provided by financing activities	(387.0)	114.1	(501.1)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(16.5)	76.1	(92.6)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(268.3)	$168.0	$(436.3)
Net Cash Provided by Operating Activities.    Net cash provided by operating activities was $339.3 million during the three months ended June 27, 2026, as compared to $176.1 million during the three months ended June 28, 2025. The $163.2 million net increase in cash provided by operating activities was due to a net favorable change related to our operating assets and liabilities, including our working capital, as compared to the prior fiscal year period, as well as an increase in net income before non-cash charges.
The net favorable change related to our operating assets and liabilities, including our working capital, was primarily driven by a year-over-year decrease in our inventory levels, with prior year's inventory balance elevated due to the tariff impacts in North America and earlier timing of deliveries in Europe.

Net Cash Used in Investing Activities.    Net cash used in investing activities was $204.1 million during the three months ended June 27, 2026, as compared to $198.3 million during the three months ended June 28, 2025. The $5.8 million net increase in cash used in investing activities was primarily driven by:
•a $130.5 million increase in purchases of investments, less proceeds from sales and maturities of investments. During the three months ended June 27, 2026, we made net investment purchases of $147.5 million, as compared to $17.0 million during the three months ended June 28, 2025.
This increase in cash used in investing activities was offset by:
•a $133.9 million decrease in capital expenditures. During the three months ended June 27, 2026, we spent $53.4 million on capital expenditures, as compared to $187.3 million during the three months ended June 28, 2025. Our capital expenditures during the three months ended June 27, 2026 primarily related to store openings and renovations, corporate office renovations, and enhancements to our information technology systems.
Net Cash (Used in) Provided by Financing Activities.    Net cash used in financing activities was $387.0 million during the three months ended June 27, 2026, as compared to net cash provided by financing activities of $114.1 million during the three months ended June 28, 2025. The $501.1 million net increase in cash used in financing activities was primarily driven by:
•a $498.2 million decrease in cash proceeds from the issuance of long-term debt. During the three months ended June 27, 2026, we did not issue or repay any debt. On a comparative basis, during the three months ended June 28, 2025, we received $498.2 million in proceeds from our issuance of the 5.000% Senior Notes (as defined below).
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
During the three months ended June 27, 2026, we generated $339.3 million of net cash flows from our operations. As of June 27, 2026, we had $1.942 billion in cash, cash equivalents, and short-term investments, of which $1.593 billion were held by our subsidiaries domiciled outside the U.S. We are not dependent on foreign cash to fund our domestic operations. Undistributed foreign earnings generated on or before December 31, 2017 that were subject to the one-time mandatory transition tax in connection with U.S. tax legislation commonly referred to as the Tax Cuts and Jobs Act are not considered to be permanently reinvested and may be repatriated to the U.S. in the future with minimal or no additional U.S. taxation. We intend to permanently reinvest undistributed foreign earnings generated after December 31, 2017 that were not subject to the one-time mandatory transition tax. However, if our plans change and we choose to repatriate post-2017 earnings to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.
The following table presents the total availability, utilization, and remaining availability under our credit facilities and Commercial Paper Program as of June 27, 2026:

	June 27, 2026
Description(a)	Total Availability	Amounts Utilized		Remaining Availability
	(millions)
Global Credit Facility and Commercial Paper Program(b)	$750	$9	(c)	$741
Pan-Asia Credit Facilities	34	1	(c)	33

(a)As defined in Note 9 to the accompanying consolidated financial statements.
(b)Borrowings under the Commercial Paper Program are supported by the Global Credit Facility. Combined borrowings under the Commercial Paper Program and the Global Credit Facility are limited to $750 million.
(c)Represents letters of credit and bank guarantees under the Global Credit Facility and Pan-Asia Credit Facilities, respectively, for which we were contingently liable as of June 27, 2026.

We believe that the Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of June 27, 2026, there were six financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 25%. In accordance with the terms of the agreement, we have the ability to expand our borrowing availability under the Global Credit Facility to $1.500 billion through the full term of the facility, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments.
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
See Note 9 to the accompanying consolidated financial statements and Note 10 of the Fiscal 2026 10-K for additional information relating to our credit facilities.
Supplier Finance Program
We support a voluntary supplier finance program which provides certain of our inventory suppliers the opportunity, at their sole discretion, to sell their receivables due from us (which generally have 90-day payment terms) to a participating financial institution for a discounted payment amount made earlier than the payment terms stipulated between us and the supplier. Our vendor payment terms and amounts due are not impacted by a supplier's decision to participate in the program. We have not pledged any assets and do not provide guarantees under the supplier finance program. Our payment obligations outstanding under our supplier finance program were $268.4 million and $172.1 million as of June 27, 2026 and March 28, 2026, respectively, and were recorded within accounts payable in the consolidated balance sheets.
Debt and Covenant Compliance
In June 2020, we completed a registered public debt offering and issued a $500 million aggregate principal amount of unsecured senior notes that were due and repaid on June 15, 2022 with cash on hand, which bore interest at a fixed rate of 1.700%, payable semi-annually, and a $750 million aggregate principal amount of unsecured senior notes due June 15, 2030, which bear interest at a fixed rate of 2.950%, payable semi-annually (the "2.950% Senior Notes"). In June 2025, we completed another registered public debt offering and issued a $500 million aggregate principal amount of unsecured senior notes due June 15, 2032, which bear interest at a fixed rate of 5.000%, payable semi-annually (the "5.000% Senior Notes").
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
The Global Credit Facility contains a number of covenants, as described in Note 9 to the accompanying consolidated financial statements. As of June 27, 2026, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility. The Pan-Asia Credit Facilities do not contain any financial covenants.
See Note 9 to the accompanying consolidated financial statements and Note 10 of the Fiscal 2026 10-K for additional information relating to our debt and covenant compliance.
Common Stock Repurchase Program
On May 15, 2025, our Board of Directors approved an expansion of our existing common stock repurchase program that allows us to repurchase up to an additional $1.500 billion of our Class A common stock, excluding related excise taxes. As of June 27, 2026, the remaining availability under our common stock repurchase program was approximately $1.102 billion. Repurchases of shares of our Class A common stock are subject to overall business and market conditions.
See Note 13 to the accompanying consolidated financial statements for additional information relating to our Class A common stock repurchase program.
Dividends
We have generally maintained a regular quarterly cash dividend program on our common stock since 2003.
On May 14, 2026, our Board of Directors approved an increase to our quarterly cash dividend on our common stock from $0.9125 to $1.00 per share.
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
Material Cash Requirements
There have been no substantial changes to our material cash requirements as disclosed in our Fiscal 2026 10-K, other than those which occur in the ordinary course of business. Refer to the "Financial Condition and Liquidity — Material Cash Requirements" section of the MD&A in our Fiscal 2026 10-K for detailed disclosure of our material cash requirements as of March 28, 2026.
MARKET RISK MANAGEMENT
As discussed in Note 12 of the Fiscal 2026 10-K and Note 11 to the accompanying consolidated financial statements, we are exposed to a variety of levels and types of risks, including the impact of changes in currency exchange rates on foreign currency-denominated balances, certain anticipated cash flows of our international operations, and the value of reported net assets of our foreign operations, as well as changes in the fair value of our fixed-rate debt obligations relating to fluctuations in benchmark interest rates. Accordingly, in the normal course of business we assess such risks and, in accordance with our established policies and procedures, may use derivative financial instruments to manage and mitigate them. We do not use derivatives for speculative or trading purposes.
Given our use of derivative instruments, we are exposed to the risk that the counterparties to such contracts will fail to meet their contractual obligations. To mitigate such counterparty credit risk, it is our policy to only enter into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. Our established policies and procedures for mitigating credit risk include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties, when possible, to further mitigate credit risk. As a result of the above considerations, we do not believe that we are exposed to undue concentration of counterparty risk with respect to our derivative contracts as of June 27, 2026. However, we do have in aggregate $13.8 million of derivative instruments in net asset positions held across three creditworthy financial institutions as of June 27, 2026.
Foreign Currency Risk Management
We manage our exposure to changes in foreign currency exchange rates using forward foreign currency exchange and cross-currency swap contracts. Refer to Note 11 to the accompanying consolidated financial statements for a summary of the notional amounts and fair values of our outstanding forward foreign currency exchange and cross-currency swap contracts, as well as the impact on earnings and other comprehensive income of such instruments as of June 27, 2026.
Forward Foreign Currency Exchange Contracts
We use forward foreign currency exchange contracts to mitigate risk related to exchange rate fluctuations on inventory transactions made in an entity's non-functional currency, the settlement of foreign currency-denominated balances, and the translation of certain foreign operations' net assets into U.S. Dollars. As part of our overall strategy for managing the level of exposure to such exchange rate risk, relating primarily to the Euro, the Japanese Yen, the Chinese Renminbi, the South Korean Won, the Australian Dollar, the British Pound Sterling, the Swiss Franc, and the Canadian Dollar, we generally hedge a portion of our related exposures anticipated over the next year using forward foreign currency exchange contracts with maturities of two months to one year to provide continuing coverage over the period of the respective exposure.
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
Investment Risk Management
As of June 27, 2026, we had cash and cash equivalents on-hand of $1.719 billion, consisting of deposits in interest bearing accounts, investments in money market deposit accounts, and investments in time deposits with original maturities of 90 days or less. Our other significant investments included $222.6 million of short-term investments, consisting of investments in time deposits with original maturities greater than 90 days.
We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed in Note 3 to the accompanying consolidated financial statements. Our investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in our investment policy. See Note 11 to the accompanying consolidated financial statements for further detail of the composition of our investment portfolio as of June 27, 2026.

CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are described in Note 3 of the Fiscal 2026 10-K. Our estimates are often based on complex judgments, assessments of probability, and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same set of facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, refer to the "Critical Accounting Policies" section of the MD&A in our Fiscal 2026 10-K.
There have been no significant changes in the application of our critical accounting policies since March 28, 2026.
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
We have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 under the supervision and with the participation of management, including our principal executive and principal financial officers, based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our principal executive and principal financial officers have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of June 27, 2026.
There has been no change in the Company's internal control over financial reporting during the fiscal quarter ended June 27, 2026 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
Reference is made to the information disclosed under Item 3 — "Legal Proceedings" in the Fiscal 2026 10-K.
Item 1A.    Risk Factors.
Reference is made to the information disclosed under Part I, Item 1A — "Risk Factors" in the Fiscal 2026 10-K, which contains a detailed discussion of certain risk factors that could materially adversely affect the Company's business, operating results, and/or financial condition. There are no material changes to the risk factors previously disclosed, nor has the Company identified any previously undisclosed risks that could materially adversely affect the Company's business, operating results, and/or financial condition.
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
No shares of the Company's Class B common stock were converted into Class A common stock during the three months ended June 27, 2026.
(b)     Not Applicable
(c)Stock Repurchases
The following table summarizes repurchases of shares of the Company's Class A common stock during the three months ended June 27, 2026:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(a)
					(millions)
March 29, 2026 to April 25, 2026	584,310		$342.30	584,310	$1,152
April 26, 2026 to May 23, 2026	2	(b)	372.45	—	1,152
May 24, 2026 to June 27, 2026	342,999	(c)	364.82	138,005	1,102
	927,311			722,315

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
(c)Includes 204,994 shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.
Item 5.    Other Information.
During the three months ended June 27, 2026, none of our directors or officers (as defined in Item 408 of Regulation S-K of the Securities Exchange Act) adopted or terminated "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements" (each term as defined in Item 408 of Regulation S-K of the Exchange Act).

Item 6.    Exhibits.

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1/A (File No. 333-24733) filed June 10, 1997)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed August 16, 2011)
3.3	Fifth Amended and Restated By-Laws of the Company (filed as Exhibit 3.3 to the Form 10-K filed May 23, 2024)
10.1*	Amendment No. 6 to the Employment Agreement, dated August 3, 2026 between the Company and Patrice Louvet†
10.2*	Amendment No. 1 to the Employment Agreement, dated August 3, 2026 between the Company and Justin Picicci†
31.1*	Certification of Principal Executive Officer pursuant to 17 CFR 240.13a-14(a)
31.2*	Certification of Principal Financial Officer pursuant to 17 CFR 240.13a-14(a)
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: August 6, 2026

