Form 10-Q
period 2026-09-26
RALPH LAUREN CORP
filed 2026-11-05
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At October 30, 2026, 37,220,433 shares of the registrant's Class A common stock, $.01 par value, and 21,881,276 shares of the registrant's Class B common stock, $.01 par value, were outstanding.

RALPH LAUREN CORPORATION

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 26, 2026	March 28, 2026
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,426.1	$1,988.0
Short-term investments	395.7	77.0
Accounts receivable, net of allowances of $235.8 million and $228.7 million	567.5	491.7
Inventories	1,151.2	1,014.3
Income tax receivable	57.5	77.8
Prepaid expenses and other current assets	262.2	238.4
Total current assets	3,860.2	3,887.2
Property and equipment, net	1,063.5	1,070.6
Operating lease right-of-use assets	1,314.6	1,299.6
Deferred tax assets	324.5	345.1
Goodwill	900.6	904.2
Intangible assets, net	88.4	93.3
Other non-current assets	159.8	139.5
Total assets	$7,711.6	$7,739.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$497.5	$431.0
Current income tax payable	83.7	80.0
Current operating lease liabilities	223.0	211.7
Accrued expenses and other current liabilities	1,156.6	1,103.8
Total current liabilities	1,960.8	1,826.5
Long-term debt	1,240.0	1,238.9
Long-term finance lease liabilities	201.9	212.3
Long-term operating lease liabilities	1,317.2	1,325.8
Non-current liability for unrecognized tax benefits	128.7	168.7
Other non-current liabilities	133.2	125.9
Commitments and contingencies (Note 12)
Total liabilities	4,981.8	4,898.1
Equity:
Class A common stock, par value $.01 per share; 114.3 million and 113.5 million shares issued; 37.2 million and 38.2 million shares outstanding	1.1	1.1
Class B common stock, par value $.01 per share; 21.9 million shares issued and outstanding	0.2	0.2
Additional paid-in-capital	3,207.0	3,142.7
Retained earnings	8,750.7	8,310.6
Treasury stock, Class A, at cost; 77.1 million and 75.3 million shares	(8,991.9)	(8,361.9)
Accumulated other comprehensive loss	(237.3)	(251.3)
Total equity	2,729.8	2,841.4
Total liabilities and equity	$7,711.6	$7,739.5
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	(millions, except per share data)
Net revenues	$2,193.3	$2,010.7	$4,153.1	$3,729.8
Cost of goods sold	(565.4)	(644.3)	(1,081.0)	(1,121.1)
Gross profit	1,627.9	1,366.4	3,072.1	2,608.7
Selling, general, and administrative expenses	(1,201.0)	(1,083.4)	(2,278.0)	(2,032.8)
Restructuring and other charges, net	(63.2)	(37.3)	(88.0)	(56.6)
Total other operating expenses, net	(1,264.2)	(1,120.7)	(2,366.0)	(2,089.4)
Operating income	363.7	245.7	706.1	519.3
Interest expense	(12.8)	(15.9)	(25.8)	(27.4)
Interest income	11.7	14.6	23.3	29.4
Other income (expense), net	6.6	(1.6)	7.8	(0.5)
Income before income taxes	369.2	242.8	711.4	520.8
Income tax provision	(72.6)	(35.3)	(152.6)	(92.9)
Net income	$296.6	$207.5	$558.8	$427.9
Net income per common share:
Basic	$4.94	$3.39	$9.31	$7.01
Diluted	$4.87	$3.32	$9.15	$6.85
Weighted-average common shares outstanding:
Basic	60.0	61.1	60.0	61.0
Diluted	60.9	62.4	61.1	62.5
Dividends declared per share	$1.00	$0.9125	$2.00	$1.825
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	(millions)
Net income	$296.6	$207.5	$558.8	$427.9
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	37.3	(20.0)	8.7	69.7
Net gains (losses) on cash flow hedges	(1.9)	7.7	5.2	(17.2)
Net gains (losses) on defined benefit plans	0.1	—	0.1	(0.4)
Other comprehensive income (loss), net of tax	35.5	(12.3)	14.0	52.1
Total comprehensive income	$332.1	$195.2	$572.8	$480.0
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 26, 2026	September 27, 2025
	(millions)
Cash flows from operating activities:
Net income	$558.8	$427.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	119.3	112.5
Deferred income tax expense (benefit)	13.9	(6.4)
Stock-based compensation expense	64.3	61.8
Bad debt expense	5.4	5.5
Other non-cash charges	—	7.8
Changes in operating assets and liabilities:
Accounts receivable	(80.3)	(55.2)
Inventories	(134.2)	(281.6)
Prepaid expenses and other current assets	(23.0)	(47.1)
Accounts payable and accrued liabilities	128.6	156.0
Income tax receivables and payables	(12.4)	(117.1)
Operating lease right-of-use assets and liabilities, net	(12.1)	(5.6)
Other balance sheet changes	(10.1)	(29.2)
Net cash provided by operating activities	618.2	229.3
Cash flows from investing activities:
Capital expenditures	(114.2)	(281.1)
Purchases of investments	(430.8)	(364.2)
Proceeds from sales and maturities of investments	116.0	329.5
Other investing activities	(3.2)	6.0
Net cash used in investing activities	(432.2)	(309.8)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	498.2
Repayments of long-term debt	—	(400.0)
Payments of finance lease obligations	(12.1)	(11.5)
Payments of dividends	(114.4)	(106.0)
Repurchases of common stock, including shares surrendered for tax withholdings	(626.6)	(435.9)
Other financing activities	—	(4.0)
Net cash used in financing activities	(753.1)	(459.2)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	6.0	60.3
Net decrease in cash, cash equivalents, and restricted cash	(561.1)	(479.4)
Cash, cash equivalents, and restricted cash at beginning of period	1,994.7	1,929.4
Cash, cash equivalents, and restricted cash at end of period	$1,433.6	$1,450.0
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended September 26, 2026
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at June 27, 2026	135.8	$1.3	$3,168.7	$8,513.2	76.2	$(8,688.8)	$(272.8)	$2,721.6
Comprehensive income:
Net income				296.6
Other comprehensive income							35.5
Total comprehensive income								332.1
Dividends declared				(59.1)				(59.1)
Repurchases of common stock, including excise tax					0.9	(303.1)		(303.1)
Stock-based compensation			38.3					38.3
Shares issued pursuant to stock-based compensation plans	0.4	—	—					—
Balance at September 26, 2026	136.2	$1.3	$3,207.0	$8,750.7	77.1	$(8,991.9)	$(237.3)	$2,729.8

	Three Months Ended September 27, 2025
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at June 28, 2025	135.0	$1.3	$3,054.1	$7,755.2	74.4	$(8,059.8)	$(235.5)	$2,515.3
Comprehensive income:
Net income				207.5
Other comprehensive loss							(12.3)
Total comprehensive income								195.2
Dividends declared				(55.3)				(55.3)
Repurchases of common stock, including excise tax					0.3	(112.4)		(112.4)
Stock-based compensation			39.4					39.4
Shares issued pursuant to stock-based compensation plans	0.4	—	—					—
Balance at September 27, 2025	135.4	$1.3	$3,093.5	$7,907.4	74.7	$(8,172.2)	$(247.8)	$2,582.2

(a)Includes Class A and Class B common stock.
(b)Accumulated other comprehensive income (loss).

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)

	Six Months Ended September 26, 2026
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at March 28, 2026	135.4	$1.3	$3,142.7	$8,310.6	75.3	$(8,361.9)	$(251.3)	$2,841.4
Comprehensive income:
Net income				558.8
Other comprehensive income							14.0
Total comprehensive income								572.8
Dividends declared				(118.7)				(118.7)
Repurchases of common stock, including excise tax					1.8	(630.0)		(630.0)
Stock-based compensation			64.3					64.3
Shares issued pursuant to stock-based compensation plans	0.8	—	—					—
Balance at September 26, 2026	136.2	$1.3	$3,207.0	$8,750.7	77.1	$(8,991.9)	$(237.3)	$2,729.8

	Six Months Ended September 27, 2025
	Common Stock(a)		Additional Paid-in Capital		Treasury Stock at Cost
				Retained Earnings				Total Equity
	Shares	Amount			Shares	Amount	AOCI(b)
	(millions)
Balance at March 29, 2025	134.4	$1.3	$3,031.7	$7,590.1	72.9	$(7,734.7)	$(299.9)	$2,588.5
Comprehensive income:
Net income				427.9
Other comprehensive income							52.1
Total comprehensive income								480.0
Dividends declared				(110.6)				(110.6)
Repurchases of common stock, including excise tax					1.8	(437.5)		(437.5)
Stock-based compensation			61.8					61.8
Shares issued pursuant to stock-based compensation plans	1.0	—	—					—
Balance at September 27, 2025	135.4	$1.3	$3,093.5	$7,907.4	74.7	$(8,172.2)	$(247.8)	$2,582.2

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
The Company organizes its business into the following three reportable segments: North America, Europe, and Asia. In addition to these reportable segments, the Company also has other non-reportable segments. See Note 16 for further discussion.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal Periods
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2027 will end on April 3, 2027 and will be a 53-week period ("Fiscal 2027"). Fiscal year 2026 ended on March 28, 2026 and was a 52-week period ("Fiscal 2026"). The second quarter of Fiscal 2027 ended on September 26, 2026 and was a 13-week period. The second quarter of Fiscal 2026 ended on September 27, 2025 and was also a 13-week period.
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
Seasonality of Business
The Company's business is typically affected by seasonal trends, with higher levels of retail sales in its second and third fiscal quarters and higher wholesale sales in its second and fourth fiscal quarters. These trends result primarily from the timing of key vacation travel, back-to-school, and holiday shopping periods impacting its retail business and the timing of seasonal wholesale shipments. As a result of changes in its business, consumer spending patterns, and the macroeconomic environment, including those resulting from pandemic diseases and other catastrophic events, historical quarterly operating trends and working capital requirements may not be indicative of the Company's future performance. In addition, fluctuations in sales, operating income (loss), and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, the Company's operating results and cash flows for the three-month and six-month periods ended September 26, 2026 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2027.
3.    Summary of Significant Accounting Policies
Revenue Recognition
The Company recognizes revenue across all channels of its business when it satisfies its performance obligations by transferring control of promised products or services to its customers, which occurs either at a point in time or over time, depending on when the customer obtains the ability to direct the use of and obtain substantially all of the remaining benefits from the products or services. The amount of revenue recognized considers terms of sale that create variability in the amount of consideration that the Company ultimately expects to be entitled to receive in exchange for the products or services, and is subject to an overall constraint that a significant revenue reversal will not occur in future periods. Sales and other related taxes collected from customers that are remitted to government authorities are excluded from revenue.
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
Revenue from the Company's licensing arrangements is recognized over time during the period that licensees are provided access to the Company's trademarks (i.e., symbolic intellectual property) and benefit from such access through their own sales of licensed products. These arrangements require licensees to pay a sales-based royalty which, for most arrangements, may be subject to a contractually-guaranteed minimum royalty amount. Payments are generally due quarterly and, depending on time of receipt, may be recorded as a deferred income liability until recognized as revenue. The Company recognizes revenue for sales-based royalty arrangements (including those for which the royalty exceeds any contractually-guaranteed minimum royalty amount) as licensed products are sold by the licensee. If a sales-based royalty is not ultimately expected to exceed a contractually-guaranteed minimum royalty amount, the minimum is generally recognized as revenue ratably over the respective contractual period. This sales-based output measure of progress and pattern of recognition best represents the value transferred to the licensee over the term of the arrangement, as well as the amount of consideration that the Company is entitled to receive in exchange for providing access to its trademarks. As of September 26, 2026, contractually-guaranteed minimum royalty amounts expected to be recognized as revenue during future periods were as follows:

Contractually-Guaranteed Minimum Royalties(a)
(millions)
Remainder of Fiscal 2027	$54.3
Fiscal 2028	95.6
Fiscal 2029	70.9
Fiscal 2030	57.6
Fiscal 2031 and thereafter	37.4
Total	$315.8

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregated Net Revenues
The following tables disaggregate the Company's net revenues into categories that depict how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors for the fiscal periods presented:

	Three Months Ended
	September 26, 2026					September 27, 2025
	North America	Europe	Asia	Other	Total	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$552.3	$317.7	$543.5	$—	$1,413.5	$523.8	$320.0	$420.7	$—	$1,264.5
Wholesale	333.3	378.3	27.8	—	739.4	308.6	368.3	24.9	—	701.8
Licensing	—	—	—	40.4	40.4	—	—	—	44.4	44.4
Total	$885.6	$696.0	$571.3	$40.4	$2,193.3	$832.4	$688.3	$445.6	$44.4	$2,010.7

	Six Months Ended
	September 26, 2026					September 27, 2025
	North America	Europe	Asia	Other	Total	North America	Europe	Asia	Other	Total
	(millions)
Sales Channel(a):
Retail	$1,055.5	$612.6	$1,114.7	$—	$2,782.8	$984.8	$605.8	$875.1	$—	$2,465.7
Wholesale	570.4	677.8	45.9	—	1,294.1	503.8	637.0	44.5	—	1,185.3
Licensing	—	—	—	76.2	76.2	—	—	—	78.8	78.8
Total	$1,625.9	$1,290.4	$1,160.6	$76.2	$4,153.1	$1,488.6	$1,242.8	$919.6	$78.8	$3,729.8

(a)Net revenues from the Company's retail and wholesale businesses are recognized at a point in time. Net revenues from the Company's licensing business are recognized over time.
Deferred Income
Deferred income represents cash payments received in advance of the Company's transfer of control of products or services to its customers and generally consists of unredeemed gift cards (net of estimated breakage) and advance royalty payments received from its licensees. The Company's deferred income balances were $20.5 million and $22.1 million as of September 26, 2026 and March 28, 2026, respectively, and were primarily recorded within accrued expenses and other current liabilities within the consolidated balance sheets. The majority of the deferred income balance as of September 26, 2026 is expected to be recognized as revenue within the next twelve months.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of shipping and handling costs recognized during the fiscal periods presented is as follows:

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	(millions)
Shipping costs	$27.1	$22.5	$50.5	$43.2
Handling costs	49.6	44.9	90.7	86.5
Net Income per Common Share
Basic net income per common share is calculated by dividing net income attributable to common shares by the weighted-average number of common shares outstanding during the period. Weighted-average common shares outstanding include shares of the Company's Class A and Class B common stock. Diluted net income per common share adjusts basic net income per common share for the dilutive effects of outstanding restricted stock units ("RSUs") and any other potentially dilutive instruments and stock-based compensation awards using the treasury stock method, only for periods in which such effects are dilutive.
The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to shares used to calculate diluted net income per common share as follows:

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	(millions)
Basic shares	60.0	61.1	60.0	61.0
Dilutive effect of RSUs	0.9	1.3	1.1	1.5
Diluted shares	60.9	62.4	61.1	62.5
All earnings per share amounts are calculated using unrounded numbers. The Company has outstanding performance-based RSUs, which are included in the computation of diluted shares only to the extent that the respective underlying performance condition (i) has been satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period was the end of the related contingency period and the result would be dilutive. As of both September 26, 2026 and September 27, 2025, there were 0.1 million of additional shares issuable contingent upon vesting of performance-based RSUs that were excluded from the diluted shares calculations.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A rollforward of activity in the Company's reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented as follows:

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	(millions)
Beginning reserve balance	$161.5	$144.4	$184.4	$147.6
Amount charged against revenue to increase reserve	145.7	146.7	271.3	251.9
Amount credited against customer accounts to decrease reserve	(119.0)	(113.4)	(266.3)	(228.0)
Foreign currency translation	0.2	(0.7)	(1.0)	5.5
Ending reserve balance	$188.4	$177.0	$188.4	$177.0
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
A rollforward of activity in the Company's allowance for doubtful accounts balance is presented as follows:

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	(millions)
Beginning reserve balance	$43.8	$42.0	$44.3	$38.7
Amount recorded to expense to increase reserve(a)	4.5	2.8	5.4	5.5
Amount written off against customer accounts to decrease reserve	(0.9)	(0.8)	(1.9)	(1.7)
Foreign currency translation	—	(0.4)	(0.4)	1.1
Ending reserve balance	$47.4	$43.6	$47.4	$43.6

(a)Amounts recorded as bad debt expense are included within SG&A expenses in the consolidated statements of operations.
Concentration of Credit Risk
The Company's wholesale business sells merchandise primarily to major department stores, specialty stores, and third-party digital partners around the world, and extends credit based on an evaluation of each customer's financial capacity and condition, usually without requiring collateral. Concentration of credit risk for the wholesale business is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2026, the Company's sales to these three customers accounted for approximately 11% of total net revenues. Approximately 70% of sales to the Company's three largest wholesale customers related to its North America segment and approximately 30% related to its Europe segment. As of September 26, 2026, these three customers accounted for approximately 27% of total gross accounts receivable.
Inventories
The Company holds inventory that is sold directly to consumers in its retail stores and through its digital commerce sites. The Company also holds inventory that is to be sold through its wholesale distribution channels to major department stores, specialty stores, and third-party digital partners. Substantially all of the Company's inventories consist of finished goods, which are reported at the lower of cost or estimated net realizable value, with cost determined on a weighted-average cost basis. Inventories held by the Company totaled $1.151 billion, $1.014 billion, and $1.261 billion as of September 26, 2026, March 28, 2026, and September 27, 2025, respectively.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Supplier Finance Program
The Company supports a voluntary supplier finance program which provides certain of its inventory suppliers the opportunity, at their sole discretion, to sell their receivables due from the Company (which generally have 90-day payment terms) to a participating financial institution for a discounted payment amount made earlier than the payment terms stipulated between the Company and the supplier. The Company's vendor payment terms and amounts due are not impacted by a supplier's decision to participate in the program. The Company has not pledged any assets and does not provide guarantees under the supplier finance program. The Company's payment obligations outstanding under its supplier finance program were $243.2 million and $172.1 million as of September 26, 2026 and March 28, 2026, respectively, and were recorded within accounts payable in the consolidated balance sheets.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
4.    Recently Issued Accounting Standards
Accounting for and Disclosure of Software Costs
In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2025-06, "Targeted Improvements to the Accounting for Internal-Use Software" ("ASU 2025-06"). Among its provisions, ASU 2025-06 modernizes and clarifies the threshold for when an entity is required to start capitalizing internal-use software costs, which occurs when (i) management authorizes and commits to funding a software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The guidance in ASU 2025-06, which can be applied prospectively, retrospectively, or via a modified transition approach, becomes effective for the Company beginning in its fiscal year ending March 31, 2029 ("Fiscal 2029"), with early adoption permitted. The Company is evaluating the impact that the guidance will have on its consolidated financial statements and related disclosures.
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU No. 2024-03, "Disaggregation of Income Statement Expenses" ("ASU 2024-03"). ASU 2024-03 requires interim and annual tabular disclosure of disaggregated information for certain income statement expense captions. Specific expense categories required to be disclosed quantitatively include purchases of inventory, employee compensation, depreciation, and intangible asset amortization, as well as certain other specified expense categories currently disclosed under existing disclosure requirements. Any remaining amounts not separately disaggregated are required to be described qualitatively. ASU 2024-03 also requires separate disclosure of total selling expenses incurred each reporting period and annual disclosure of the entity's definition of what constitutes a selling expense. The annual disclosures required by ASU 2024-03 are effective for the Company beginning in its fiscal year ending April 1, 2028 ("Fiscal 2028"), with required interim disclosures effective beginning in Fiscal 2029. The provisions of ASU 2024-03 are to be applied prospectively, although retrospective application is permitted. Early adoption is also permitted. Other than the new disclosure requirements, ASU 2024-03 will not have an impact on the Company's consolidated financial statements.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.    Property and Equipment
Property and equipment, net consists of the following:

	September 26, 2026	March 28, 2026
	(millions)
Land and improvements	$56.7	$56.7
Buildings and improvements	544.4	543.5
Furniture and fixtures	706.1	686.6
Machinery and equipment	465.1	438.4
Capitalized software	571.1	561.2
Leasehold improvements	1,506.7	1,445.4
Construction in progress	58.7	88.5
	3,908.8	3,820.3
Less: accumulated depreciation	(2,845.3)	(2,749.7)
Property and equipment, net	$1,063.5	$1,070.6
Property and equipment, net includes finance lease right-of-use ("ROU") assets, which are reflected in the table above based on their nature.
Depreciation expense was $57.9 million and $114.4 million during the three-month and six-month periods ended September 26, 2026, respectively, and $54.6 million and $106.8 million during the three-month and six-month periods ended September 27, 2025, respectively, and was recorded primarily within SG&A expenses in the consolidated statements of operations.
6.    Other Assets and Liabilities
Prepaid expenses and other current assets consist of the following:

	September 26, 2026	March 28, 2026
	(millions)
Prepaid information technology subscriptions and maintenance	$45.7	$24.2
Tenant allowances receivable	37.2	54.0
Other taxes receivable	26.4	30.0
Non-trade receivables	25.8	24.2
Inventory return asset	17.4	14.3
Prepaid marketing and advertising	16.8	17.4
Prepaid occupancy expenses	12.6	7.7
Cloud computing arrangement implementation costs	12.5	11.2
Derivative financial instruments	10.4	12.3
Prepaid logistic services	9.4	6.9
Prepaid insurance	9.0	5.9
Restricted cash	2.2	1.4
Other prepaid expenses and current assets	36.8	28.9
Total prepaid expenses and other current assets	$262.2	$238.4

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other non-current assets consist of the following:

	September 26, 2026	March 28, 2026
	(millions)
Cloud computing arrangement implementation costs	$57.2	$35.2
Security deposits	47.6	50.1
Equity method and other investments	10.0	5.9
Restricted cash	5.3	5.3
Deferred rent assets	3.8	4.7
Other non-current assets	35.9	38.3
Total other non-current assets	$159.8	$139.5
Accrued expenses and other current liabilities consist of the following:

	September 26, 2026	March 28, 2026
	(millions)
Accrued operating expenses	$309.5	$250.3
Accrued payroll and benefits	255.6	359.0
Accrued inventory liability	211.1	142.0
Accrued marketing and advertising	123.8	99.8
Other taxes payable	86.0	67.0
Dividends payable	59.1	54.8
Accrued capital expenditures	33.3	43.0
Finance lease obligations	20.7	20.7
Accrued interest	20.5	21.0
Deferred income	20.4	22.0
Restructuring liability	15.8	21.1
Other accrued expenses and current liabilities	0.8	3.1
Total accrued expenses and other current liabilities	$1,156.6	$1,103.8
Other non-current liabilities consist of the following:

	September 26, 2026	March 28, 2026
	(millions)
Asset retirement obligations	$46.2	$42.4
Accrued benefits and deferred compensation	29.9	27.5
Deferred lease incentives and obligations	23.8	26.7
Derivative financial instruments	15.6	13.7
Deferred tax liabilities	7.9	8.1
Other non-current liabilities	9.8	7.5
Total other non-current liabilities	$133.2	$125.9

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    Restructuring and Other Charges, Net
A description of significant restructuring and other activities and their related costs is provided below.
Restructuring Activities
During the three-month and six-month periods ended September 26, 2026, the Company recorded $4.0 million and $7.0 million, respectively, and during the three-month and six-month periods ended September 27, 2025, the Company recorded $9.5 million and $15.9 million, respectively, of restructuring charges associated with severance and benefit costs. A summary of current fiscal year activity in the restructuring reserve related to the Company's restructuring activities is as follows:

Severance and Benefit Costs
(millions)
Balance at March 28, 2026	$25.8
Additions charged to expense	7.0
Cash payments applied against reserve	(12.7)
Balance at September 26, 2026	$20.1
Other Charges
Next Generation Transformation Project
The Company began a multi-year global project during its fiscal year ended March 30, 2024 that is expected to significantly transform the way in which it operates its business and further enable its long-term strategic pivot towards a global direct-to-consumer-oriented model (the "Next Generation Transformation project" or "NGT project"). The NGT project will span several years, with implementation occurring in phases by region and/or capability, and involves the redesign of certain end-to-end processes and the implementation of a suite of technology systems on a global scale. These efforts are expected to result in significant process improvements and the creation of synergies across core areas of operations, as well as financial planning and reporting, better enabling the Company to optimize inventory levels and increase the speed with which it reacts to changes in consumer demand across markets, among other benefits.
The Company continues to advance key workstreams under the NGT project including completion of global templates that support its core enterprise resource planning platform and related processes, automation of certain distribution center operations, and the global roll-out of merchandise allocation and demand planning tools.
In connection with the NGT project, the Company recorded other charges of $23.9 million and $44.7 million during the three-month and six-month periods ended September 26, 2026, respectively, and $25.7 million and $36.7 million during the three-month and six-month periods ended September 27, 2025, respectively.
Charitable Donations of IEEPA Tariff Refunds
The U.S. has implemented significant changes to its trade policies, including tariffs imposed under various statutory authorities. In February 2026, the U.S. Supreme Court invalidated tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). In March 2026, the U.S. Court of International Trade directed U.S. Customs and Border Protection to refund previously collected IEEPA tariffs. As a result, during the three months ended September 26, 2026, the Company recognized an $82.3 million benefit in cost of goods sold in the consolidated statements of operations related to the realization of refunds of tariffs it previously paid under IEEPA. The Company used a portion of these refunds for charitable donations and recognized a related expense of $33.2 million within restructuring and other charges, net in the consolidated statements of operations during the three months ended September 26, 2026.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.    Income Taxes
Effective Tax Rate
The Company's effective tax rate, which is calculated by dividing each fiscal period's income tax provision by pretax income, was 19.7% and 21.5% during the three-month and six-month periods ended September 26, 2026, respectively, and 14.6% and 17.8% during the three-month and six-month periods ended September 27, 2025, respectively. The effective tax rate for the three months ended September 26, 2026 was lower than the U.S. federal statutory income tax rate of 21% primarily due to the favorable tax impacts of stock-based compensation-related adjustments and the benefit from foreign-derived deduction eligible income, partially offset by state taxes and permanent adjustments. The effective tax rate for the six months ended September 26, 2026 was higher than the U.S. federal statutory income tax rate of 21% primarily due to state taxes, the recognition of uncertain tax position adjustments, and permanent adjustments, partly offset by the favorable tax impacts of stock-based compensation-related adjustments and the benefit from foreign-derived deduction eligible income. The effective tax rates for the three-month and six-month periods ended September 27, 2025 were lower than the U.S. federal statutory income tax rate of 21% primarily due to favorable tax impacts of the foreign-derived intangible income deduction and tax impacts of compensation-related adjustments, as well as the favorable impact of income tax reserve adjustments associated with certain income tax audits.
Uncertain Income Tax Benefits
The Company classifies interest and penalties related to unrecognized tax benefits as part of its income tax provision. The total amount of unrecognized tax benefits, including interest and penalties, was $128.7 million and $168.7 million as of September 26, 2026 and March 28, 2026, respectively, and was included within the non-current liability for unrecognized tax benefits in the consolidated balance sheets.
The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $71.9 million and $104.4 million as of September 26, 2026 and March 28, 2026, respectively.
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
9.    Debt
Debt consists of the following:

	September 26, 2026	March 28, 2026
	(millions)
$750 million 2.950% Senior Notes(a)	$745.0	$744.3
$500 million 5.000% Senior Notes(b)	495.0	494.6
Total long-term debt	$1,240.0	$1,238.9

(a)The carrying amount of the 2.950% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $5.0 million and $5.7 million as of September 26, 2026 and March 28, 2026, respectively.
(b)The carrying amount of the 5.000% Senior Notes is presented net of unamortized debt issuance costs and original issue discount of $5.0 million and $5.4 million as of September 26, 2026 and March 28, 2026, respectively.
Senior Notes
In June 2020, the Company completed a registered public debt offering and issued $500 million aggregate principal amount of unsecured senior notes that were due and repaid on June 15, 2022 with cash on hand, which bore interest at a fixed

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company has the option to redeem the 2.950% Senior Notes and 5.000% Senior Notes (collectively, the "Senior Notes"), in whole or in part, at any time at a price equal to accrued and unpaid interest on the redemption date plus the greater of (i) 100% of the principal amount of the series of Senior Notes to be redeemed or (ii) the sum of the present value of remaining scheduled payments of principal and interest as set forth in the supplemental indenture governing such Senior Notes (together with the indenture governing the Senior Notes, the "Indenture"). The Indenture contains certain covenants that restrict the Company's ability, subject to specified exceptions, to incur certain liens; enter into sale and leaseback transactions; consolidate or merge with another party; or sell, lease, or convey substantially all of the Company's property or assets to another party. However, the Indenture does not contain any financial covenants.
Commercial Paper
The Company has a commercial paper borrowing program that allows it to issue up to $750 million of unsecured commercial paper notes through private placement using third-party broker-dealers (the "Commercial Paper Program").
Borrowings under the Commercial Paper Program are supported by the Global Credit Facility (as defined below). Combined borrowings under the Commercial Paper Program and the Global Credit Facility are limited to $750 million. Commercial Paper Program borrowings may be used to support the Company's general working capital and corporate needs. Commercial paper notes have maturities of up to 397 days from the date of issuance and rank equally in seniority with the Company's other forms of unsecured indebtedness. As of both September 26, 2026 and March 28, 2026, there were no borrowings outstanding under the Commercial Paper Program.
Revolving Credit Facilities
Global Credit Facility
In June 2023, the Company terminated its then existing revolving credit facility and entered into a new credit facility that provides for a $750 million senior unsecured revolving line of credit through June 30, 2028 (the "Global Credit Facility") under terms and conditions substantially similar to those of the previous facility. The Global Credit Facility is available for working capital needs, capital expenditures, certain investments, general corporate purposes, and for funding acquisitions. The Global Credit Facility may also be used to support the issuance of letters of credit and maintenance of the Commercial Paper Program. Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and certain other currencies, including Euros, Hong Kong Dollars, and Japanese Yen, and are guaranteed by some of the Company's domestic subsidiaries, including all of the Company's significant subsidiaries. The terms of the agreement governing the Global Credit Facility provide the Company the ability to expand its borrowing availability to $1.500 billion, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. As of both September 26, 2026 and March 28, 2026, there were no borrowings outstanding under the Global Credit Facility. However, the Company was contingently liable for $9.4 million and $10.4 million of outstanding letters of credit as of September 26, 2026 and March 28, 2026, respectively.
The Global Credit Facility contains a number of covenants that, among other things, restrict the Company's ability, subject to specified exceptions, to incur additional indebtedness; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in unrelated lines of business; make loans, advances, or guarantees; engage

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
in transactions with affiliates; and make certain investments. The Global Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the "leverage ratio") of no greater than 4.25 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding, including finance lease obligations, plus all operating lease obligations. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, (iv) operating lease cost, (v) restructuring and other non-recurring expenses, and (vi) acquisition-related costs. As of September 26, 2026, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company's Global Credit Facility.
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
A summary of the Company's Pan-Asia Credit Facilities as of September 26, 2026 is as follows:
•China Credit Facility — provides Ralph Lauren Trading (Shanghai) Co., Ltd. with a revolving line of credit of up to 100 million Chinese Renminbi (approximately $15 million) through April 3, 2027, which also may be used to support bank guarantees.
•South Korea Credit Facility — provides Ralph Lauren (Korea) Ltd. with a revolving line of credit of up to 30 billion South Korean Won (approximately $22 million) through October 24, 2027.
As of both September 26, 2026 and March 28, 2026, there were no borrowings outstanding under the Pan-Asia Credit Facilities.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the Company's financial assets and liabilities that are measured and recorded at fair value on a recurring basis, excluding accrued interest components:

	September 26, 2026	March 28, 2026
	(millions)
Derivative assets(a)	$10.4	$14.0
Derivative liabilities(a)	15.8	13.7

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
The following table summarizes the carrying amounts and the estimated fair values of the Company's debt instruments:

	September 26, 2026		March 28, 2026
	Carrying Amount(a)	Fair Value(b)	Carrying Amount(a)	Fair Value(b)
	(millions)
$750 million 2.950% Senior Notes	$745.0	$684.8	$744.3	$702.6
$500 million 5.000% Senior Notes	495.0	486.2	494.6	503.4

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Non-financial Assets and Liabilities
The Company's non-financial assets, which primarily consist of goodwill, other intangible assets, property and equipment, and lease-related ROU assets, are not required to be measured at fair value on a recurring basis, and instead are reported at their amortized or depreciated cost in its consolidated balance sheet. However, on a periodic basis or whenever events or changes in circumstances indicate that they may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), the respective carrying amounts of non-financial assets are assessed for impairment and, if ultimately considered impaired, are adjusted and written down to their fair value, as estimated based on consideration of external market participant assumptions and discounted cash flows. No impairment charges were recorded during either of the three-month and six-month periods ended September 26, 2026 or September 27, 2025.
The Company performed its annual assessment of the recoverability of goodwill assigned to its reporting units using a quantitative approach as of the beginning of the second quarter of Fiscal 2027. The estimated fair values of the Company's reporting units, which were determined with the assistance of an independent third-party valuation firm using discounted cash flows and market comparisons, significantly exceeded their respective carrying amounts; no reporting unit was considered at risk of impairment. Accordingly, no goodwill impairment charges were recorded.
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
The following table summarizes the Company's outstanding derivative instruments recorded on its consolidated balance sheets as of September 26, 2026 and March 28, 2026:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	September 26, 2026	March 28, 2026	September 26, 2026		March 28, 2026		September 26, 2026		March 28, 2026
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Cash flow hedges	$377.5	$364.4	PP	$9.3	PP	$10.7		$—		$—
Net investment hedges(c)	800.0	800.0		—	ONCA	1.7	ONCL	15.6	ONCL	13.7
Total Designated Hedges	1,177.5	1,164.4		9.3		12.4		15.6		13.7
Undesignated Hedges:
FC — Undesignated hedges(d)	287.2	265.1	PP	1.1	PP	1.6	AE	0.2		—
Total Hedges	$1,464.7	$1,429.5		$10.4		$14.0		$15.8		$13.7

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company presents the fair values of its derivative assets and liabilities recorded on its consolidated balance sheets on a gross basis, even when they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its derivative instruments on a net basis in accordance with the terms of each of its master netting arrangements, spread across seven separate counterparties, the amounts presented in the consolidated balance sheets as of September 26, 2026 and March 28, 2026 would be adjusted from the current gross presentation as detailed in the following table:

	September 26, 2026			March 28, 2026
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet that are Subject to Master Netting Agreements	Net Amount
	(millions)
Derivative assets	$10.4	$(0.4)	$10.0	$14.0	$(1.7)	$12.3
Derivative liabilities	15.8	(0.4)	15.4	13.7	(1.7)	12.0
The Company's master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties. See Note 3 for further discussion of the Company's master netting arrangements.
The following tables summarize the pretax impact of gains and losses from the Company's designated derivative instruments on its consolidated financial statements for the three-month and six-month periods ended September 26, 2026 and September 27, 2025:

	Gains (Losses) Recognized in OCI
	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	(millions)
Designated Hedges:
FC — Cash flow hedges	$0.9	$4.0	$7.3	$(20.4)
Net investment hedges — effective portion	(0.4)	1.3	8.4	(56.5)
Net investment hedges — portion excluded from assessment of hedge effectiveness	0.4	6.7	(12.0)	4.6
Total Designated Hedges	$0.9	$12.0	$3.7	$(72.3)

	Location and Amount of Gains (Losses) from Cash Flow Hedges Reclassified from AOCI to Earnings
	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	Cost of goods sold	Cost of goods sold	Cost of goods sold	Cost of goods sold
	(millions)
Total amounts presented in the consolidated statements of operations in which the effects of related cash flow hedges are recorded	$(565.4)	$(644.3)	$(1,081.0)	$(1,121.1)
Effects of cash flow hedging:
FC — Cash flow hedges	3.1	(5.0)	1.2	(0.3)

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Gains (Losses) from Net Investment Hedges Recognized in Earnings				Location of Gains (Losses) Recognized in Earnings
	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	(millions)
Net Investment Hedges:
Net investment hedges — portion excluded from assessment of hedge effectiveness(a)	$2.3	$2.2	$4.4	$4.9	Interest expense
Total Net Investment Hedges	$2.3	$2.2	$4.4	$4.9

(a)Amounts recognized in other comprehensive income (loss) ("OCI") relating to the effective portion of the Company's net investment hedges would be recognized in earnings only upon the sale or liquidation of the hedged net investment.
As of September 26, 2026, it is estimated that $15.0 million of pretax net gains on both outstanding and matured derivative instruments designated and qualifying as cash flow hedges deferred in AOCI will be recognized in earnings over the next twelve months. Amounts ultimately recognized in earnings will depend on prevailing exchange rates at the time the derivative instruments are settled.
The following table summarizes the pretax impact of gains and losses from the Company's undesignated derivative instruments on its consolidated financial statements for the three-month and six-month periods ended September 26, 2026 and September 27, 2025:

	Gains (Losses) Recognized in Earnings				Location of Gains (Losses) Recognized in Earnings
	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	(millions)
Undesignated Hedges:
FC — Undesignated hedges	$(1.5)	$1.4	$0.3	$(9.6)	Other income (expense), net
Total Undesignated Hedges	$(1.5)	$1.4	$0.3	$(9.6)
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
Cross-Currency Swap Contracts
The Company periodically designates pay-fixed rate, receive-fixed rate cross-currency swap contracts as hedges of its net investment in certain of its European subsidiaries. These contracts swap U.S. Dollar-denominated fixed interest rate payments based on the contract's notional amount and the fixed rate of interest payable on certain of the Company's senior notes for Euro-denominated fixed interest rate payments, thereby economically converting a portion of its fixed-rate U.S. Dollar-denominated senior note obligations to fixed-rate Euro-denominated obligations.
See Note 3 for further discussion of the Company's accounting policies relating to its derivative financial instruments.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Investments
The Company's short-term investments as of September 26, 2026 and March 28, 2026 were $395.7 million and $77.0 million, respectively, and consisted of time deposits.
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
13.    Equity
Common Stock Repurchase Program
A summary of the Company's repurchases of Class A common stock under its common stock repurchase program is as follows:

	Six Months Ended
	September 26, 2026	September 27, 2025
	(millions)
Cost of shares repurchased(a)	$500.0	$313.1
Number of shares repurchased	1.4	1.4

(a)Excludes related excise taxes of $3.4 million and $1.6 million incurred during the six-month periods ended September 26, 2026 and September 27, 2025, respectively.
On May 15, 2025, the Company's Board of Directors approved an expansion of the Company's existing common stock repurchase program that allows it to repurchase up to an additional $1.500 billion of its Class A common stock, excluding related excise taxes. As of September 26, 2026, remaining availability under the Company's Class A common stock repurchase program was approximately $852 million. Repurchases of shares of the Company's Class A common stock are subject to overall business and market conditions.
In addition, during both the six-month periods ended September 26, 2026 and September 27, 2025, 0.4 million shares of the Company's Class A common stock, at a cost of $126.6 million and $122.8 million, respectively, were surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards under its long-term stock incentive plans.
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dividends
The Company has generally maintained a regular quarterly cash dividend program on its common stock since 2003.
On May 14, 2026, the Company's Board of Directors approved an increase to the Company's quarterly cash dividend paid on its common stock from $0.9125 to $1.00 per share. The Fiscal 2027 second quarter dividend of $1.00 per share was declared on September 11, 2026, was payable to shareholders of record at the close of business on September 25, 2026, and was paid on October 9, 2026.
The Company intends to continue to pay regular dividends on its common stock. However, any decision to declare and pay dividends will ultimately be made at the discretion of the Company's Board of Directors and will depend on the Company's results of operations, cash requirements, financial condition, and other factors that the Board of Directors deems relevant, including economic and market conditions.
14.    Accumulated Other Comprehensive Income (Loss)
The following table presents OCI activity, net of tax, accumulated in equity:

	Foreign Currency Translation Gains (Losses)(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges(b)	Net Unrealized Gains (Losses) on Defined Benefit Plans(c)	Total Accumulated Other Comprehensive Income (Loss)(d)
	(millions)
Balance at March 28, 2026	$(254.8)	$7.6	$(4.1)	$(251.3)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	8.7	6.2	—	14.9
Amounts reclassified from AOCI to earnings	—	(1.0)	0.1	(0.9)
Other comprehensive income (loss), net of tax	8.7	5.2	0.1	14.0
Balance at September 26, 2026	$(246.1)	$12.8	$(4.0)	$(237.3)

Balance at March 29, 2025	$(298.7)	$2.8	$(4.0)	$(299.9)
Other comprehensive income (loss), net of tax:
OCI before reclassifications	69.7	(17.4)	(0.5)	51.8
Amounts reclassified from AOCI to earnings	—	0.2	0.1	0.3
Other comprehensive income (loss), net of tax	69.7	(17.2)	(0.4)	52.1
Balance at September 27, 2025	$(229.0)	$(14.4)	$(4.4)	$(247.8)

(a)OCI before reclassifications to earnings related to foreign currency translation gains (losses) includes income tax benefits of $2.3 million and $13.9 million for the six-month periods ended September 26, 2026 and September 27, 2025, respectively. OCI before reclassifications to earnings for the six-month periods ended September 26, 2026 and September 27, 2025 includes losses of $2.7 million (net of a $0.9 million income tax benefit) and $39.3 million (net of a $12.6 million income tax benefit), respectively, related to changes in the fair values of instruments designated as hedges of the Company's net investment in certain foreign operations (see Note 11).
(b)OCI before reclassifications to earnings related to net unrealized gains (losses) on cash flow hedges are presented net of an income tax provision of $1.1 million and an income tax benefit of $3.0 million for the six-month periods ended September 26, 2026 and September 27, 2025, respectively. The tax effects on amounts reclassified from AOCI to earnings are presented in the table below.
(c)Activity is presented net of taxes, which were immaterial for both periods presented.
(d)The Company generally releases income tax effects from AOCI when the corresponding pretax AOCI items are reclassified to earnings.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents reclassifications from AOCI to earnings for cash flow hedges, by component:

	Three Months Ended		Six Months Ended		Location of Gains (Losses) Reclassified from AOCI to Earnings
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	(millions)
Gains (losses) on cash flow hedges(a):
FC — Cash flow hedges	$3.1	$(5.0)	$1.2	$(0.3)	Cost of goods sold
Tax effect	(0.5)	0.8	(0.2)	0.1	Income tax benefit (provision)
Net of tax	$2.6	$(4.2)	$1.0	$(0.2)

(a)FC = Forward foreign currency exchange contracts.
15.    Stock-based Compensation
The Company's stock-based compensation awards are being issued under its 2019 Incentive Plan, which was approved by its stockholders on August 1, 2019. Any prior awards granted under either the Company's 2010 Incentive Plan or its 1997 Incentive Plan remain subject to the respective terms of those plans. Any awards that expire, are forfeited, or are surrendered to the Company in satisfaction of taxes are available for issuance under the 2019 Incentive Plan.
Refer to Note 17 of the Fiscal 2026 10-K for a detailed description of the Company's stock-based compensation awards, including information related to vesting terms, service, performance, and market conditions and payout percentages.
Impact on Results
A summary of total stock-based compensation expense and the related income tax benefits recognized during the three-month and six-month periods ended September 26, 2026 and September 27, 2025 is as follows:

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	(millions)
Stock-based compensation expense	$38.3	$39.4	$64.3	$61.8
Income tax benefit	(5.3)	(6.1)	(9.0)	(9.5)
The Company annually grants stock-based compensation awards to its employees in the second quarter of each fiscal year. Due to the timing of the annual grants and other factors, including the timing and magnitude of forfeiture and performance goal achievement adjustments, as well as changes to the size and composition of the eligible employee population, stock-based compensation expense recognized during any given fiscal period is not necessarily indicative of the level of compensation expense expected to be incurred in future periods.
Service-based RSUs
The fair values of service-based RSUs granted to certain of the Company's senior executives and other employees, as well as non-employee directors, are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue to the holder while outstanding and unvested. The weighted-average grant date fair values of service-based RSU awards granted were $379.77 and $283.21 per share during the six-month periods ended September 26, 2026 and September 27, 2025, respectively.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of service-based RSU activity during the six months ended September 26, 2026 is as follows:

Number of Service-based RSUs
(thousands)
Unvested at March 28, 2026	647
Granted	220
Vested	(350)
Forfeited	(19)
Unvested at September 26, 2026	498
Performance-based RSUs
The fair values of the Company's performance-based RSUs granted to its senior executives and other key employees are based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for any awards for which dividend equivalent amounts do not accrue to the holder while outstanding and unvested. The weighted-average grant date fair values of performance-based RSU awards granted were $379.76 and $283.34 per share during the six-month periods ended September 26, 2026 and September 27, 2025.
Market-based RSUs
The Company grants market-based RSUs to its senior executives and other key employees, the vesting of which depends on the total shareholder return ("TSR") performance of the Company's Class A common stock relative to that of a pre-established peer group. The Company estimates the fair value of its TSR awards on the date of grant using a Monte Carlo simulation, which models multiple stock price paths of the Company's Class A common stock and that of its peer group to evaluate and determine its ultimate expected relative TSR performance ranking. Compensation expense, net of estimated forfeitures, is recorded regardless of whether, and the extent to which, the market condition is ultimately satisfied. The weighted-average grant date fair values of market-based RSUs granted were $544.41 and $435.85 per share during the six-month periods ended September 26, 2026 and September 27, 2025, respectively. The assumptions used to estimate the fair value of TSR awards granted during the six-month periods ended September 26, 2026 and September 27, 2025 were as follows:

	Six Months Ended
	September 26, 2026	September 27, 2025
Expected volatility(a)	36.7%	34.3%
Expected dividend yield	1.0%	1.3%
Risk-free interest rate	4.1%	3.7%

(a) Expected volatility is based on term-matched historical volatility.
A summary of performance-based RSU activity including TSR awards during the six months ended September 26, 2026 is as follows:

Number of Performance-based RSUs
(thousands)
Unvested at March 28, 2026	465
Granted	75
Change due to performance and/or market condition achievement	195
Vested	(403)
Forfeited	—
Unvested at September 26, 2026	332

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
The Company's segment reporting structure is consistent with how it establishes its overall business strategy, allocates resources, and assesses performance of its business. The accounting policies of the Company's segments are consistent with those described in Notes 2 and 3 of the Fiscal 2026 10-K. Sales and transfers between segments are generally recorded at cost and treated as transfers of inventory. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. The Company's chief operating decision maker (the "CODM") as defined within Accounting Standards Codification Topic 280, "Segment Reporting," who is its President and Chief Executive Officer, assesses segment performance and allocates resources based upon net revenues and operating income before restructuring-related charges, impairment of assets, and certain other non-routine items, if any. In addition, the Company's CODM is regularly provided each segment's gross profit and total SG&A expenses, as well as SG&A expense by category at the consolidated level. Certain corporate overhead expenses related to global functions, most notably the Company's executive office, information technology, finance and accounting, human resources, and legal departments, largely remain at corporate. Additionally, other costs that cannot be allocated to the segments based on specific usage are also maintained at corporate, including corporate marketing and advertising expenses, depreciation and amortization of corporate assets, and other general and administrative expenses resulting from corporate-level activities and projects, as well as certain non-routine transactions. Asset information by segment is not utilized by the CODM for purposes of assessing performance or allocating resources, and therefore such information has not been presented.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net revenues, significant expenses, and segment operating income for each of the Company's segments are as follows:

	Three Months Ended September 26, 2026
	North America	Europe	Asia	Other non-reportable segments	Total
	(millions)
Net revenues, significant expenses, and segment operating income:
Net revenues	$885.6	$696.0	$571.3	$40.4	$2,193.3
Cost of goods sold(a)	(349.0)	(210.8)	(105.3)	—	(665.1)
Selling, general, and administrative expenses(b)	(350.5)	(280.7)	(309.4)	(5.3)	(945.9)
Total segment operating income	$186.1	$204.5	$156.6	$35.1	$582.3
Reconciliation of segment operating income to consolidated operating income and income before income taxes:
Corporate expenses, net					$(155.4)
Restructuring and other charges, net(c)					(63.2)
Operating income					363.7
Non-operating income (expense), net					5.5
Income before income taxes					$369.2

	Three Months Ended September 27, 2025
	North America	Europe	Asia	Other non-reportable segments	Total
	(millions)
Net revenues, significant expenses, and segment operating income:
Net revenues	$832.4	$688.3	$445.6	$44.4	$2,010.7
Cost of goods sold(a)	(350.3)	(227.6)	(84.3)	—	(662.2)
Selling, general, and administrative expenses(b)	(320.5)	(258.4)	(250.1)	(6.1)	(835.1)
Total segment operating income	$161.6	$202.3	$111.2	$38.3	$513.4
Reconciliation of segment operating income to consolidated operating income and income before income taxes:
Corporate expenses, net					$(230.4)
Restructuring and other charges, net(c)					(37.3)
Operating income					245.7
Non-operating income (expense), net					(2.9)
Income before income taxes					$242.8

	Six Months Ended September 26, 2026
	North America	Europe	Asia	Other non-reportable segments	Total
	(millions)
Net revenues, significant expenses, and segment operating income:
Net revenues	$1,625.9	$1,290.4	$1,160.6	$76.2	$4,153.1
Cost of goods sold(a)	(613.1)	(385.1)	(204.9)	—	(1,203.1)
Selling, general, and administrative expenses(b)	(655.8)	(543.9)	(601.4)	(9.4)	(1,810.5)
Total segment operating income	$357.0	$361.4	$354.3	$66.8	$1,139.5
Reconciliation of segment operating income to consolidated operating income and income before income taxes:
Corporate expenses, net					$(345.4)
Restructuring and other charges, net(c)					(88.0)
Operating income					706.1
Non-operating income (expense), net					5.3
Income before income taxes					$711.4

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended September 27, 2025
	North America	Europe	Asia	Other non-reportable segments	Total
	(millions)
Net revenues, significant expenses, and segment operating income:
Net revenues	$1,488.6	$1,242.8	$919.6	$78.8	$3,729.8
Cost of goods sold(a)	(592.4)	(398.8)	(166.6)	—	(1,157.8)
Selling, general, and administrative expenses(b)	(599.1)	(495.5)	(496.4)	(9.9)	(1,600.9)
Total segment operating income	$297.1	$348.5	$256.6	$68.9	$971.1
Reconciliation of segment operating income to consolidated operating income and income before income taxes:
Corporate expenses, net					$(395.2)
Restructuring and other charges, net(c)					(56.6)
Operating income					519.3
Non-operating income (expense), net					1.5
Income before income taxes					$520.8

(a)Cost of goods sold for the Company's reportable segments includes intercompany sourcing commission expense, which is eliminated in consolidation with an offsetting reduction to corporate expenses, net.
(b)SG&A expenses include costs relating to compensation and benefits, marketing and advertising, rent and occupancy, distribution, depreciation and amortization, bad debt, and other selling and administrative costs.
(c)The three-month and six-month periods ended September 26, 2026 and September 27, 2025 included certain restructuring and other charges, net (see Note 7) that are excluded from the segment profitability measure utilized by the CODM, which are detailed below:

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	(millions)
Restructuring and other charges, net:
North America-related	$—	$(2.9)	$—	$(2.9)
Europe-related	(0.6)	(0.5)	(0.7)	(0.6)
Asia-related	—	(2.2)	0.2	(3.5)
Corporate operations-related	(3.4)	(3.2)	(6.5)	(7.6)
Restructuring charges, net	(4.0)	(8.8)	(7.0)	(14.6)
Other charges (see Note 7)	(59.2)	(28.5)	(81.0)	(42.0)
Total restructuring and other charges, net	$(63.2)	$(37.3)	$(88.0)	$(56.6)
The following tables summarize depreciation and amortization expense and capital expenditures for each of the Company's segments:

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	(millions)
Depreciation and amortization expense:
North America	$19.8	$19.9	$39.7	$40.5
Europe	10.1	9.6	19.7	18.8
Asia	14.9	14.0	29.7	27.8
Corporate	15.6	13.5	30.2	25.4
Total depreciation and amortization expense	$60.4	$57.0	$119.3	$112.5

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	(millions)
Capital expenditures:
North America	$9.3	$46.5	$19.7	$176.1
Europe	15.3	8.0	29.2	15.2
Asia	14.4	16.4	27.3	28.5
Corporate	21.8	22.9	38.0	61.3
Total capital expenditures	$60.8	$93.8	$114.2	$281.1
Net revenues by geographic location of the reporting subsidiary are as follows:

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	(millions)
Net revenues(a):
The Americas(b)	$931.2	$881.5	$1,715.4	$1,578.5
Europe(c)	690.7	683.6	1,277.0	1,231.7
Asia(d)	571.4	445.6	1,160.7	919.6
Total net revenues	$2,193.3	$2,010.7	$4,153.1	$3,729.8

(a)Net revenues for certain of the Company's licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.
(b)Includes the U.S., Canada, and Latin America. Net revenues earned in the U.S. during the three-month and six-month periods ended September 26, 2026 were $880.3 million and $1.621 billion, respectively, and $835.8 million and $1.494 billion during the three-month and six-month periods ended September 27, 2025, respectively.
(c)Includes the Middle East.
(d)Includes Australia and New Zealand.
17.    Additional Financial Information
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
A reconciliation of cash, cash equivalents, and restricted cash as of September 26, 2026 and March 28, 2026 from the consolidated balance sheets to the consolidated statements of cash flows is as follows:

	September 26, 2026	March 28, 2026
	(millions)
Cash and cash equivalents	$1,426.1	$1,988.0
Restricted cash included within prepaid expenses and other current assets	2.2	1.4
Restricted cash included within other non-current assets	5.3	5.3
Total cash, cash equivalents, and restricted cash	$1,433.6	$1,994.7
Restricted cash relates to cash held in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters and real estate leases.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash Paid for Interest and Taxes
Cash paid for interest and income taxes is as follows:

	Six Months Ended
	September 26, 2026	September 27, 2025
	(millions)
Cash paid for interest	$24.5	$20.4
Cash paid for income taxes, net of refunds	149.0	200.4
Cash Paid for Leases
The following table summarizes certain cash flow information related to the Company's leases:

	Six Months Ended
	September 26, 2026	September 27, 2025
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$180.5	$163.2
Operating cash flows for finance leases	3.2	3.6
Financing cash flows for finance leases	12.1	11.5
Non-cash Transactions
Operating lease ROU assets recorded in connection with the recognition of new lease liabilities were $147.1 million and $236.1 million for the six-month periods ended September 26, 2026 and September 27, 2025, respectively. Finance lease ROU assets recorded in connection with the recognition of new lease liabilities were $1.6 million for both the six-month periods ended September 26, 2026 and September 27, 2025.
Non-cash investing activities also included capital expenditures incurred but not yet paid of $33.3 million and $36.1 million for the six-month periods ended September 26, 2026 and September 27, 2025, respectively.
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
•the impact of economic, political, and other conditions on us, our customers, suppliers, vendors, and lenders, including business disruptions arising from ongoing military conflicts and other hostilities in the Middle East and other regions, civil or political unrest, diplomatic tensions between the U.S. and other countries and any resulting anti-American sentiment, volatility in energy and commodity prices, disruptions to international shipping routes, elevated interest rates, among other factors described herein;
•the potential impact to our business resulting from inflationary pressures, including increases in the costs of raw materials, energy, transportation, wages, healthcare, and other benefit-related costs;
•the impact to our business resulting from the potential imposition of additional tariffs, duties, or taxes, changes to existing trade agreements, and other charges or barriers to trade, including uncertainty regarding the scope, duration, and legal status of tariffs imposed by the U.S. under other trade authorities following the U.S. Supreme Court ruling against tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"), any retaliatory measures implemented by impacted countries, and any related impact to global financial markets, foreign currency exchange rates, and inflationary pressures, as well as our ability to implement mitigating sourcing strategies;
•the potential impact to our business resulting from a prolonged slowdown in economic conditions or changes in consumers' ability, willingness, or preferences to purchase discretionary items and luxury retail products, which tends to decline during periods of economic downturn, and our ability to accurately forecast consumer demand, the failure of which could result in either a build-up or shortage of inventory;
•the potential impact to our business resulting from supply chain disruptions, including those caused by capacity constraints, closed factories and/or labor shortages (stemming from pandemic diseases, labor disputes, strikes, or otherwise), man-made or natural disasters, scarcity of raw materials, port congestion, disruptions to major shipping routes or waterways, and scrutiny or detention of goods produced in certain territories resulting from laws, regulations, or trade restrictions, such as those imposed by the Uyghur Forced Labor Prevention Act or the Countering America's Adversaries Through Sanctions Act, which could result in shipment approval delays leading to inventory shortages and lost sales, as well as potential shipping delays, inventory shortages, and/or higher freight and other operating costs resulting from port strikes or increases in oil and other energy prices, any of which could impair our ability to satisfy consumer demand and recover higher costs through pricing;
•our ability to effectively manage inventory levels and the increasing pressure on our margins in a highly promotional retail environment;
•our exposure to currency exchange rate fluctuations from both a transactional and translational perspective;
•our ability to successfully enhance, upgrade, and/or transition our global information technology systems and digital commerce platforms, and realize the anticipated operational and financial benefits from these initiatives;

•our ability and the ability of our third-party service providers to secure our respective facilities and systems from, among other things, cybersecurity breaches, acts of vandalism, computer viruses, ransomware, or similar Internet or email events;
•the potential impact on our business arising from the development, adoption, implementation, use, governance, and regulation of artificial intelligence, including operational, cybersecurity, data privacy, intellectual property, and third-party risks, as well as our ability to realize anticipated benefits from these technologies;
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
In this Form 10-Q, references to "Ralph Lauren," "ourselves," "we," "our," "us," and the "Company" refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2027 will end on April 3, 2027 and will be a 53-week period ("Fiscal 2027"). Fiscal year 2026 ended on March 28, 2026 and was a 52-week period ("Fiscal 2026"). The second quarter of Fiscal 2027 ended on September 26, 2026 and was a 13-week period. The second quarter of Fiscal 2026 ended on September 27, 2025 and was also a 13-week period.
INTRODUCTION
Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and notes thereto to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:
•Overview.    This section provides a general description of our business, global economic conditions and industry trends, and a summary of our financial performance for the three-month and six-month periods ended September 26, 2026. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.
•Results of operations.    This section provides an analysis of our results of operations for the three-month and six-month periods ended September 26, 2026 compared to the three-month and six-month periods ended September 27, 2025.
•Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of September 26, 2026, which includes (i) an analysis of our financial condition as compared to the prior fiscal year-end; (ii) an analysis of changes in our cash flows for the six months ended September 26, 2026 compared to the six months ended September 27, 2025; (iii) an analysis of our liquidity, including the availability under our commercial paper borrowing program and credit facilities, our supplier finance program, outstanding debt and covenant compliance, common stock repurchases, and payments of dividends; and (iv) a description of any material changes in our material cash requirements since March 28, 2026.
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

Our business is typically affected by seasonal trends, with higher levels of retail sales in our second and third fiscal quarters and higher wholesale sales in our second and fourth fiscal quarters. These trends result primarily from the timing of key vacation travel, back-to-school, and holiday shopping periods impacting our retail business and timing of seasonal wholesale shipments. As a result of changes in our business, consumer spending patterns, and the macroeconomic environment, including those resulting from pandemic diseases and other catastrophic events, historical quarterly operating trends and working capital requirements may not be indicative of our future performance. In addition, fluctuations in sales, operating income (loss), and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, our operating results and cash flows for the three-month and six-month periods ended September 26, 2026 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2027.
Recent Developments
Next Generation Transformation Project
We began a multi-year global project during our fiscal year ended March 30, 2024 that is expected to significantly transform the way in which we operate our business and further enable our long-term strategic pivot towards a global direct-to-consumer-oriented model (the "Next Generation Transformation project" or "NGT project"). The NGT project will span several years, with implementation occurring in phases by region and/or capability, and involves the redesign of certain end-to-end processes and the implementation of a suite of technology systems on a global scale. These efforts are expected to result in significant process improvements and the creation of synergies across core areas of operations, as well as financial planning and reporting, better enabling us to optimize inventory levels and increase the speed with which we react to changes in consumer demand across markets, among other benefits.
We continue to advance key workstreams under the NGT project including completion of global templates that support our core enterprise resource planning platform and related processes, automation of certain distribution center operations, and the global roll-out of merchandise allocation and demand planning tools.
In connection with the NGT project, we incurred other charges of $23.9 million and $44.7 million during the three-month and six-month periods ended September 26, 2026, respectively, and $25.7 million and $36.7 million during the three-month and six-month periods ended September 27, 2025, respectively.
Global Economic Conditions and Industry Trends
The global economy and retail industry continue to be affected by geopolitical conflicts, civil unrest and protests in various markets, inflationary pressures, elevated interest rates, increased fuel prices, evolving trade policies, and foreign currency volatility, among other factors. These factors continue to affect consumer discretionary income, spending, and sentiment globally and have contributed to a competitive and uncertain retail operating environment. In such environment, many retailers, particularly in the U.S. and Europe, continue to rely on promotional activity to drive traffic, improve conversion, and manage inventory levels. The department store sector also continues to experience consolidations, restructurings, bankruptcies, ownership changes, and store closures.
Ongoing military conflicts, geopolitical instability, and civil unrest in certain markets, including hostilities in the Middle East, continue to create uncertainty and may continue to disrupt global energy markets, key shipping routes, retail traffic, store operations, transportation networks, and the movement of inventory. Although our operations in the Middle East are not material and these conditions have not significantly impacted our business to date, we have experienced some delays in inventory receipts. Further escalation or prolonged disruptions could adversely affect consumer sentiment and spending, result in additional delays and/or temporary store disruptions, and increase transportation costs, security, logistics and other operating costs.
The U.S. has implemented significant changes to its trade policies, including tariffs imposed under various statutory authorities. In February 2026, the U.S. Supreme Court invalidated tariffs previously imposed under IEEPA. In March 2026, the U.S. Court of International Trade directed U.S. Customs and Border Protection to refund previously collected IEEPA tariffs. As a result, during the three months ended September 26, 2026, we recognized an $82.3 million benefit in cost of goods sold in our consolidated statement of operations related to the realization of refunds of previously paid IEEPA tariffs. We are strategically reinvesting the refunds to support business growth and to initiatives that strengthen and advance our values and purpose, a portion of which was used for charitable donations of $33.2 million during the second quarter.

We continue to monitor broader trade and economic developments. Following the U.S. Supreme Court's February 2026 decision, the U.S. imposed new tariffs under other trade authorities, and future trade policy actions remain uncertain. These developments could contribute to higher product costs and inflation, slower economic growth, supply chain disruptions, and volatility in global financial markets and foreign currency exchange rates.
In response to these challenges, we have implemented various global strategies designed to support long-term profitable growth by strengthening our consumer-facing areas and driving a more efficient operating model. We have diversified our supply chain geographically and are mitigating cost pressures through disciplined inventory management, supplier negotiations, country-of-origin flexibility, pricing actions, and other operational initiatives. However, the tariff environment remains dynamic and unpredictable, and significant increases in tariffs or other trade restrictions could negatively affect our profitability. We continue to monitor the geopolitical and macroeconomic environment and adjust our operating strategies as appropriate, while remaining focused on executing our broader long-term strategy of brand elevation, including initiatives intended to support average unit retail ("AUR") growth and brand equity.
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A — "Risk Factors" in our Fiscal 2026 10-K.
Summary of Financial Performance
Operating Results
During the three months ended September 26, 2026, we reported net revenues of $2.193 billion, net income of $296.6 million, and net income per diluted share of $4.87, as compared to net revenues of $2.011 billion, net income of $207.5 million, and net income per diluted share of $3.32 during the three months ended September 27, 2025. During the six months ended September 26, 2026, we reported net revenues of $4.153 billion, net income of $558.8 million, and net income per diluted share of $9.15, as compared to net revenues of $3.730 billion, net income of $427.9 million, and net income per diluted share of $6.85 during the six months ended September 27, 2025. The comparability of our operating results has been affected by net restructuring-related charges and certain other charges (benefits), as well as foreign currency volatility. Our operating results are also susceptible to changes in macroeconomic conditions.
Our operating performance for the three-month and six-month periods ended September 26, 2026 as compared to the prior fiscal year periods reflected revenue growth of 9.1% and 11.3%, respectively, on a reported basis, and 9.6% and 11.3%, respectively, on a constant currency basis, as defined within "Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition" below. Net revenues reflected growth across all of our reportable segments.
Our gross profit as a percentage of net revenues during the three months ended September 26, 2026 increased 620 basis points to 74.2% as compared to the prior fiscal year period, approximately half of which was due to IEEPA tariff refunds received during the second quarter, with the remainder primarily attributable to AUR growth, favorable geographic mix, and lower product costs. Our gross profit as a percentage of net revenues during the six months ended September 26, 2026 increased 410 basis points to 74.0% as compared to the prior fiscal year period, approximately half of which was due to IEEPA tariff refunds received during the second quarter, with the remainder primarily attributable to AUR growth, favorable channel and geographic mix shifts, and lower product costs.
Selling, general, and administrative ("SG&A") expenses as a percentage of net revenues during the three months ended September 26, 2026 increased by 90 basis points to 54.8%, and 30 basis points to 54.8% during the six months ended September 26, 2026 as compared to the prior fiscal year periods, primarily due to higher marketing investments, rent and occupancy costs, and other selling expenses, partly offset by operating leverage on higher net revenues.
Net income increased by $89.1 million to $296.6 million during the three months ended September 26, 2026 as compared to the three months ended September 27, 2025, primarily due to a $118.0 million increase in our operating income, partly offset by a $37.3 million increase in our income tax provision. Net income per diluted share increased by $1.55 to $4.87 per share during the three months ended September 26, 2026 as compared to the three months ended September 27, 2025, primarily driven by the higher level of net income and lower weighted-average diluted shares outstanding. Net income increased by $130.9 million to $558.8 million during the six months ended September 26, 2026 as compared to the six months ended September 27, 2025, primarily due to a $186.8 million increase in our operating income, partly offset by a $59.7 million increase in our income tax provision. Net income per diluted share increased by $2.30 to $9.15 per share during the six months ended September 26, 2026 as compared to the six months ended September 27, 2025, driven by the higher level of net income and lower weighted-average diluted shares outstanding.

Our operating results during each of the three months ended September 26, 2026 and September 27, 2025 included net restructuring-related charges and certain other charges (benefits), which had a favorable impact of $19.1 million and an unfavorable impact of $37.3 million, respectively, with an after-tax effect of increasing net income by $13.9 million, or $0.23 per diluted share, and reducing net income by $29.3 million, or $0.47 per diluted share, respectively. During the six-month periods ended September 26, 2026 and September 27, 2025, our operating results were negatively impacted by net restructuring-related charges and certain other charges (benefits) totaling $4.4 million and $56.6 million, respectively, which had an after-tax effect of reducing net income by $4.9 million, or $0.08 per diluted share, and $44.7 million, or $0.71 per diluted share, respectively.
Financial Condition and Liquidity
As of September 26, 2026, our net cash and short-term investments position (calculated as cash and cash equivalents, plus short-term investments, less total debt) was $581.8 million, as compared to $826.1 million as of the end of Fiscal 2026. The decrease in our net cash and short-term investments position was primarily due to our use of cash to support Class A common stock repurchases of $626.6 million, including $126.6 million of share withholdings in satisfaction of tax obligations related to the vesting of stock-based compensation awards, to make dividend payments of $114.4 million, and to invest in our business through $114.2 million of capital expenditures, partly offset by our operating cash flows of $618.2 million.
Net cash provided by operating activities was $618.2 million during the six months ended September 26, 2026, as compared to $229.3 million during the six months ended September 27, 2025. The net increase in cash provided by operating activities was primarily due to favorable changes in inventory levels and income tax receivables and payables, as well as an increase in net income before non-cash charges, as compared to the prior fiscal year period.
Our equity decreased to $2.730 billion as of September 26, 2026 compared to $2.841 billion as of March 28, 2026 due to our share repurchase activity and dividends declared during the six months ended September 26, 2026, partly offset by our comprehensive income and the net impact of stock-based compensation arrangements.
Transactions and Trends Affecting Comparability of Results of Operations and Financial Condition
The comparability of our operating results for the three-month and six-month periods ended September 26, 2026 and September 27, 2025 has been affected by certain transactions, including pretax charges incurred in connection with our restructuring activities and certain other benefits (charges), as summarized below (references to "Notes" are to the notes to the accompanying consolidated financial statements):

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	(millions)
Restructuring and other charges, net (see Note 7)	$(63.2)	$(37.3)	$(88.0)	$(56.6)
Non-routine gross profit adjustments(a)	82.3	—	82.3	—
Non-routine bad debt reversals(b)	—	—	1.3	—
Total net benefits (charges)	$19.1	$(37.3)	$(4.4)	$(56.6)

(a)Non-routine gross profit adjustments relate to the receipt of IEEPA tariff refunds and are recorded within cost of goods sold in the consolidated statements of operations.
(b)Non-routine bad debt reversals are recorded within SG&A expenses in the consolidated statements of operations.
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

RESULTS OF OPERATIONS
Three Months Ended September 26, 2026 Compared to Three Months Ended September 27, 2025
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	September 26, 2026	September 27, 2025	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$2,193.3	$2,010.7	$182.6	9.1%
Cost of goods sold	(565.4)	(644.3)	78.9	(12.3%)
Gross profit	1,627.9	1,366.4	261.5	19.1%
Gross profit as % of net revenues	74.2%	68.0%		620 bps
Selling, general, and administrative expenses	(1,201.0)	(1,083.4)	(117.6)	10.9%
SG&A expenses as % of net revenues	54.8%	53.9%		90 bps
Restructuring and other charges, net	(63.2)	(37.3)	(25.9)	69.2%
Operating income	363.7	245.7	118.0	48.0%
Operating income as % of net revenues	16.6%	12.2%		440 bps
Interest expense	(12.8)	(15.9)	3.1	(19.5%)
Interest income	11.7	14.6	(2.9)	(19.6%)
Other income (expense), net	6.6	(1.6)	8.2	NM
Income before income taxes	369.2	242.8	126.4	52.0%
Income tax provision	(72.6)	(35.3)	(37.3)	105.3%
Effective tax rate(a)	19.7%	14.6%		510 bps
Net income	$296.6	$207.5	$89.1	43.0%
Net income per common share:
Basic	$4.94	$3.39	$1.55	45.7%
Diluted	$4.87	$3.32	$1.55	46.7%

(a)Effective tax rate is calculated by dividing the income tax provision by income before income taxes.
NM Not meaningful.
Net Revenues.    Net revenues increased by $182.6 million, or 9.1%, to $2.193 billion during the three months ended September 26, 2026 as compared to the three months ended September 27, 2025, reflecting growth across our reportable segments, including unfavorable foreign currency effects of $9.5 million. On a constant currency basis, net revenues increased by $192.1 million, or 9.6%.
The following table summarizes the percentage changes in our consolidated comparable store sales for the three months ended September 26, 2026 as compared to the prior fiscal year period:

% Change
Digital commerce	11%
Brick and mortar	10%
Total comparable store sales	10%

Our global average store count decreased by 13 stores and concession shops during the three months ended September 26, 2026 compared with the three months ended September 27, 2025, primarily driven by concession shop closures in Asia.
The following table details our retail store presence by segment as of the periods presented:

	September 26, 2026	September 27, 2025
Freestanding Stores:
North America	220	225
Europe	113	108
Asia	273	249
Total freestanding stores	606	582

Concession Shops:
Europe	29	29
Asia	591	638
Total concession shops	620	667
Total stores	1,226	1,249
In addition to our stores, we sell products online in North America, Europe, and Asia through our various digital commerce sites, as well as through our Polo mobile apps in the U.S., Canada, Korea, and Japan. We also sell products online through various third-party digital partner commerce sites, primarily in Asia.
Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the comparable prior fiscal year period, are provided below:

	Three Months Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	September 26, 2026	September 27, 2025	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$885.6	$832.4	$53.2	$(0.6)	$53.8	6.4%	6.5%
Europe	696.0	688.3	7.7	(9.6)	17.3	1.1	2.5
Asia	571.3	445.6	125.7	0.7	125.0	28.2	28.1
Other non-reportable segments	40.4	44.4	(4.0)	—	(4.0)	(8.8)	(8.9)
Total net revenues	$2,193.3	$2,010.7	$182.6	$(9.5)	$192.1	9.1%	9.6%
North America net revenues — Net revenues increased by $53.2 million, or 6.4%, during the three months ended September 26, 2026 as compared to the three months ended September 27, 2025. On a constant currency basis, net revenues increased by $53.8 million, or 6.5%.
The $53.2 million increase in North America net revenues was driven by:
•a $28.5 million increase related to our North America retail business. On a constant currency basis, net revenues increased by $29.1 million, reflecting an increase in comparable store sales. This increase was primarily driven by high-single digit AUR growth during the three months ended September 26, 2026. The following table summarizes the percentage changes in comparable store sales related to our North America retail business:

% Change
Digital commerce	5%
Brick and mortar	6%
Total comparable store sales	6%
•a $24.7 million increase related to our North America wholesale business primarily driven by improved sell-out trends and a favorable timing shift of sales orders from the third quarter of Fiscal 2027.

Europe net revenues — Net revenues increased by $7.7 million, or 1.1%, during the three months ended September 26, 2026 as compared to the three months ended September 27, 2025. On a constant currency basis, net revenues increased by $17.3 million, or 2.5%.
The $7.7 million increase in Europe net revenues was driven by:
•a $10.0 million increase related to our Europe wholesale business, inclusive of unfavorable foreign currency effects of $4.9 million.
This increase was partially offset by:
•a $2.3 million decline related to our Europe retail business, inclusive of unfavorable foreign currency effects of $4.7 million. On a constant currency basis, net revenues increased by $2.4 million, reflecting an increase of $5.4 million in non-comparable store sales, partly offset by a decrease of $3.0 million in comparable store sales. The decrease in our comparable store sales reflected lower traffic in brick and mortar stores during the three months ended September 26, 2026. The following table summarizes the percentage changes in comparable store sales related to our Europe retail business:

% Change
Digital commerce	9%
Brick and mortar	(4%)
Total comparable store sales	(1%)
Asia net revenues — Net revenues increased by $125.7 million, or 28.2%, during the three months ended September 26, 2026 as compared to the three months ended September 27, 2025. On a constant currency basis, net revenues increased by $125.0 million, or 28.1%.
The $125.7 million increase in Asia net revenues was primarily driven by:
•a $122.8 million increase related to our Asia retail business, inclusive of favorable foreign currency effects of $0.4 million. On a constant currency basis, net revenues increased by $122.4 million, reflecting increases of $85.5 million in comparable store sales and $36.9 million in non-comparable store sales. The increase in our comparable store sales reflected higher traffic and low-double digit AUR growth during the three months ended September 26, 2026. The following table summarizes the percentage changes in comparable store sales related to our Asia retail business:

% Change
Digital commerce	31%
Brick and mortar	23%
Total comparable store sales	24%
Gross Profit.    Gross profit increased by $261.5 million, or 19.1%, to $1.628 billion for the three months ended September 26, 2026. Gross profit as a percentage of net revenues increased to 74.2% for the three months ended September 26, 2026 from 68.0% for the three months ended September 27, 2025. Approximately half of the 620 basis point increase, inclusive of favorable foreign currency effects of approximately 30 basis points, was due to the benefit from IEEPA tariff refunds received during the second quarter, with the remaining increase primarily attributable to AUR growth, favorable geographic mix, and lower product costs.
Gross profit represents the difference between total net revenues and cost of goods sold. Cost of goods sold includes amounts incurred to acquire and produce inventory for sale to our customers, including product costs, freight-in, and import costs, as well as changes in reserves for shrinkage and inventory realizability. Gains and losses associated with forward foreign currency exchange contracts that are designated and qualifying as cash flow hedges of inventory transactions are also recognized within cost of goods sold when the hedged inventory is sold. The costs of selling merchandise, including those associated with preparing merchandise for sale, such as picking, packing, warehousing, and order charges, are included in SG&A expenses in the consolidated statements of operations. As a result, our gross profit may not be comparable to that of other entities.

Selling, General, and Administrative Expenses.    SG&A expenses include costs relating to compensation and benefits, marketing and advertising, rent and occupancy, distribution, information technology, legal, depreciation and amortization, bad debt, and other selling and administrative costs. SG&A expenses increased by $117.6 million, or 10.9%, to $1.201 billion for the three months ended September 26, 2026, including favorable foreign currency effects of $2.7 million. SG&A expenses as a percentage of net revenues increased to 54.8% for the three months ended September 26, 2026 from 53.9% for the three months ended September 27, 2025. The 90 basis point increase was largely attributable to higher marketing investments, rent and occupancy costs, and other selling expenses, partly offset by operating leverage on higher net revenues.
The $117.6 million increase in SG&A expenses was driven by:

Three Months Ended September 26, 2026 Compared to Three Months Ended September 27, 2025
(millions)
SG&A expense category:
Marketing and advertising expenses	$33.0
Rent and occupancy expenses	25.7
Selling-related expenses	11.4
Consulting and professional fees	11.3
Shipping and handling costs	9.3
Staff-related expenses	4.1
Depreciation and amortization expense	3.3
Compensation-related expenses	3.2
Non-income tax related expenses	3.1
Other	13.2
Total increase in SG&A expenses	$117.6
Restructuring and Other Charges, Net. During the three-month periods ended September 26, 2026 and September 27, 2025, we recorded net restructuring charges of $4.0 million and $9.5 million, respectively, associated with severance and benefits costs, as well as other charges of $23.9 million and $25.7 million, respectively, incurred in connection with our Next Generation Transformation project (refer to "Recent Developments" for additional discussion). In addition, during the three months ended September 26, 2026, we recorded other charges of $33.2 million related to charitable donations, funded by a portion of the IEEPA tariff refunds received during the second quarter. See Note 7 to the accompanying consolidated financial statements.
Operating Income.    Operating income increased by $118.0 million, or 48.0%, to $363.7 million for the three months ended September 26, 2026, reflecting favorable foreign currency effects of $2.3 million. Additionally, our operating results included net restructuring-related charges and certain other charges (benefits), which had a favorable impact of $19.1 million during the three months ended September 26, 2026 and an unfavorable impact of $37.3 million during the three months ended September 27, 2025. Operating income as a percentage of net revenues was 16.6% for the three months ended September 26, 2026, reflecting a 440 basis point increase from the prior fiscal year period. The increase in operating income as a percentage of net revenues was primarily driven by the increase in our gross margin, partly offset by the increase in SG&A expenses as a percentage of net revenues.

Operating income and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the comparable prior fiscal year period, are provided below:

	Three Months Ended
	September 26, 2026		September 27, 2025
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$186.1	21.0%	$161.6	19.4%	$24.5	160 bps
Europe	204.5	29.4	202.3	29.4	2.2	— bps
Asia	156.6	27.4	111.2	25.0	45.4	240 bps
Other non-reportable segments	35.1	86.9	38.3	86.3	(3.2)	60 bps
Total segment operating income	582.3		513.4		68.9
Corporate expenses, net	(155.4)		(230.4)		75.0
Restructuring and other charges, net(a)	(63.2)		(37.3)		(25.9)
Total operating income	$363.7	16.6%	$245.7	12.2%	$118.0	440 bps

(a)See discussion above for additional information related to restructuring and other charges, net recorded during the fiscal periods presented.
North America operating margin improved by 160 basis points, primarily due to an increase of 270 basis points in gross margin, partly offset by an increase of 110 basis points in SG&A expenses as a percentage of net revenues, which included higher marketing expenses.
Europe operating margin was unchanged, with an increase of 280 basis points in gross margin offset by an increase in SG&A expenses as a percentage of net revenues, which included higher marketing expenses. The operating margin was inclusive of favorable foreign currency effects of 80 basis points.
Asia operating margin improved by 240 basis points, primarily due to a reduction of 200 basis points in SG&A expenses as a percentage of net revenues and an increase of 50 basis points in gross margin. The overall improvement in operating margin was inclusive of unfavorable foreign currency effects of 10 basis points.
Corporate expenses decreased by $75.0 million to $155.4 million during the three months ended September 26, 2026 as compared to the prior fiscal year. The decrease in corporate expenses was primarily due to non-routine gross profit adjustments of $82.3 million related to IEEPA tariff refunds (a portion of which was used for charitable donations, as previously discussed) and lower compensation-related expenses of $8.9 million, partly offset by higher consulting and professional fees of $10.9 million.
Non-operating Income (Expense), Net. Non-operating income (expense), net is comprised of interest expense, interest income, and other income (expense), net, which includes foreign currency gains (losses), equity in income (losses) from our equity-method investees, and other non-operating expenses. During the three months ended September 26, 2026, we reported non-operating income, net, of $5.5 million as compared to non-operating expense, net, of $2.9 million during the three months ended September 27, 2025.
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
The income tax provision and effective tax rate for the three months ended September 26, 2026 were $72.6 million and 19.7%, respectively, as compared to $35.3 million and 14.6%, respectively, for the three months ended September 27, 2025. The $37.3 million increase in our income tax provision was primarily driven by a 510 basis point increase in our effective tax rate, as well as an increase in our pretax income. The increase in our effective tax rate was primarily due to the net unfavorable impact of uncertain tax positions year over year and the tax impacts of compensation-related adjustments, partly offset by the favorable tax impact of permanent adjustments and tax credits. See Note 8 to the accompanying consolidated financial statements.

Net Income.    Net income increased to $296.6 million for the three months ended September 26, 2026, from $207.5 million for the three months ended September 27, 2025. The $89.1 million increase in net income was due to the increase in our operating income, partly offset by the increase in our income tax provision, as previously discussed. Additionally, our operating results during the three months ended September 26, 2026 were favorably impacted by $19.1 million of net restructuring-related charges and certain other benefits, which had an after-tax effect of increasing net income by $13.9 million. During the three months ended September 27, 2025, our operating results were negatively impacted by $37.3 million of net restructuring-related charges and certain other charges, which had an after-tax effect of reducing net income by $29.3 million.
Net Income per Diluted Share.    Net income per diluted share increased to $4.87 for the three months ended September 26, 2026, from $3.32 for the three months ended September 27, 2025. The $1.55 per share increase was primarily driven by the higher level of net income, as previously discussed, and lower weighted-average diluted shares outstanding during the three months ended September 26, 2026 driven by our share repurchases during the last twelve months. In addition, net income per diluted share for the three-month periods ended September 26, 2026 and September 27, 2025 was favorably impacted by $0.23 per share and negatively impacted by $0.47 per share, respectively, attributable to net restructuring-related charges and certain other charges (benefits), as previously discussed.

RESULTS OF OPERATIONS
Six Months Ended September 26, 2026 Compared to Six Months Ended September 27, 2025
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the table below and the discussion that follows have been calculated using unrounded numbers.

	Six Months Ended
	September 26, 2026	September 27, 2025	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$4,153.1	$3,729.8	$423.3	11.3%
Cost of goods sold	(1,081.0)	(1,121.1)	40.1	(3.6%)
Gross profit	3,072.1	2,608.7	463.4	17.8%
Gross profit as % of net revenues	74.0%	69.9%		410 bps
Selling, general, and administrative expenses	(2,278.0)	(2,032.8)	(245.2)	12.1%
SG&A expenses as % of net revenues	54.8%	54.5%		30 bps
Restructuring and other charges, net	(88.0)	(56.6)	(31.4)	55.4%
Operating income	706.1	519.3	186.8	36.0%
Operating income as % of net revenues	17.0%	13.9%		310 bps
Interest expense	(25.8)	(27.4)	1.6	(6.1%)
Interest income	23.3	29.4	(6.1)	(20.7%)
Other income (expense), net	7.8	(0.5)	8.3	NM
Income before income taxes	711.4	520.8	190.6	36.6%
Income tax provision	(152.6)	(92.9)	(59.7)	64.2%
Effective tax rate(a)	21.5%	17.8%		370 bps
Net income	$558.8	$427.9	$130.9	30.6%
Net income per common share:
Basic	$9.31	$7.01	$2.30	32.8%
Diluted	$9.15	$6.85	$2.30	33.6%

(a)Effective tax rate is calculated by dividing the income tax provision by income before income taxes.
NM Not meaningful.
Net Revenues.    Net revenues increased by $423.3 million, or 11.3%, to $4.153 billion during the six months ended September 26, 2026 as compared to the six months ended September 27, 2025, reflecting growth across our reportable segments, including favorable foreign currency effects of $0.5 million. On a constant currency basis, net revenues increased by $422.8 million, or 11.3%.
The following table summarizes the percentage change in our consolidated comparable store sales for the six months ended September 26, 2026 as compared to the prior fiscal year period:

% Change
Digital commerce	12%
Brick and mortar	11%
Total comparable store sales	11%

Our global average store count decreased by 8 stores and concession shops during the six months ended September 26, 2026 compared with the six months ended September 27, 2025, primarily driven by concession shop closures in Asia.

Net revenues for our segments, as well as a discussion of the changes in each reportable segment's net revenues from the comparable prior fiscal year period, are provided below:

	Six Months Ended		$ Change	Foreign Exchange Impact	$ Change	% Change
	September 26, 2026	September 27, 2025	As Reported		Constant Currency	As Reported	Constant Currency
	(millions)
Net Revenues:
North America	$1,625.9	$1,488.6	$137.3	$(0.5)	$137.8	9.2%	9.3%
Europe	1,290.4	1,242.8	47.6	5.1	42.5	3.8	3.4
Asia	1,160.6	919.6	241.0	(4.1)	245.1	26.2	26.7
Other non-reportable segments	76.2	78.8	(2.6)	—	(2.6)	(3.3)	(3.3)
Total net revenues	$4,153.1	$3,729.8	$423.3	$0.5	$422.8	11.3%	11.3%
North America net revenues — Net revenues increased by $137.3 million, or 9.2%, during the six months ended September 26, 2026 as compared to the six months ended September 27, 2025. On a constant currency basis, net revenues increased by $137.8 million, or 9.3%.
The $137.3 million increase in North America net revenues was driven by:
•a $70.7 million increase related to our North America retail business. On a constant currency basis, net revenues increased by $71.2 million, reflecting an increase in comparable store sales. This increase was primarily driven by low-double digit AUR growth and higher traffic during the six months ended September 26, 2026. The following table summarizes the percentage changes in comparable store sales related to our North America retail business:

% Change
Digital commerce	6%
Brick and mortar	8%
Total comparable store sales	8%
•a $66.6 million increase related to our North America wholesale business, driven by strong selling trends and replenishment orders, including resumed shipments to a luxury wholesale account, and a favorable timing shift of sales orders.
Europe net revenues — Net revenues increased by $47.6 million, or 3.8%, during the six months ended September 26, 2026 as compared to the six months ended September 27, 2025. On a constant currency basis, net revenues increased by $42.5 million, or 3.4%.
The $47.6 million increase in Europe net revenues was driven by:
•a $40.8 million increase related to our Europe wholesale business, driven by positive selling trends and a favorable timing shift of sales orders, as well as favorable foreign currency effects of $3.4 million; and
•a $6.8 million increase related to our Europe retail business, inclusive of favorable foreign currency effects of $1.7 million. On a constant currency basis, net revenues increased by $5.1 million, reflecting an increase of $4.4 million in non-comparable store sales, with comparable store sales approximately in line with prior year, which reflected modest AUR growth and lower traffic in brick and mortar stores during the six months ended September 26, 2026. The following table summarizes the percentage changes in comparable store sales related to our Europe retail business:

% Change
Digital commerce	7%
Brick and mortar	(2%)
Total comparable store sales	—%

Asia net revenues — Net revenues increased by $241.0 million, or 26.2%, during the six months ended September 26, 2026 as compared to the six months ended September 27, 2025. On a constant currency basis, net revenues increased by $245.1 million, or 26.7%.
The $241.0 million increase in Asia net revenues was primarily driven by:
•a $239.6 million increase related to our Asia retail business, inclusive of unfavorable foreign currency effects of $4.6 million. On a constant currency basis, net revenues increased by $244.2 million, reflecting increases of $173.8 million in comparable store sales and $70.4 million in non-comparable store sales. The increase in our comparable store sales reflected low-double digit AUR growth and higher traffic during the six months ended September 26, 2026. The following table summarizes the percentage changes in comparable store sales related to our Asia retail business:

% Change
Digital commerce	32%
Brick and mortar	22%
Total comparable store sales	23%
Gross Profit.    Gross profit increased by $463.4 million, or 17.8%, to $3.072 billion for the six months ended September 26, 2026, including favorable foreign currency effects of $8.5 million. Gross profit as a percentage of net revenues increased to 74.0% for the six months ended September 26, 2026 from 69.9% for the six months ended September 27, 2025. Approximately half of the 410 basis point increase, inclusive of favorable foreign currency effects of approximately 20 basis points, was due to the benefit from IEEPA tariff refunds received during the second quarter, with the remaining increase primarily attributable to AUR growth, favorable channel and geographic mix shifts, and lower product costs.
Selling, General, and Administrative Expenses. SG&A expenses increased by $245.2 million, or 12.1%, to $2.278 billion for the six months ended September 26, 2026, including unfavorable foreign currency effects of $1.7 million. SG&A expenses as a percentage of net revenues increased to 54.8% for the six months ended September 26, 2026 from 54.5% for the six months ended September 27, 2025. The 30 basis point increase was largely due to higher marketing investments, partly offset by operating leverage on higher net revenues.
The $245.2 million increase in SG&A expenses was driven by:

Six Months Ended September 26, 2026 Compared to Six Months Ended September 27, 2025
(millions)
SG&A expense category:
Marketing and advertising expenses	$66.0
Compensation-related expenses	51.3
Rent and occupancy expenses	50.0
Selling-related expenses	15.9
Consulting and professional fees	13.9
Shipping and handling costs	11.5
Staff-related expenses	10.0
Depreciation and amortization expense	6.6
Non-income tax related expenses	5.1
Other	14.9
Total increase in SG&A expenses	$245.2

Restructuring and Other Charges, Net. During the six-month periods ended September 26, 2026 and September 27, 2025, we recorded net restructuring charges of $7.0 million and $15.9 million, respectively, associated with severance and benefits costs, as well as other charges of $44.7 million and $36.7 million, respectively, incurred in connection with our Next Generation Transformation project (refer to "Recent Developments" for additional discussion). In addition, during the six-month period ended September 26, 2026, we recorded other charges of $33.2 million related to charitable donations, funded by a portion of the IEEPA tariff refunds received during the second quarter. See Note 7 to the accompanying consolidated financial statements.
Operating Income.  Operating income increased by $186.8 million, or 36.0%, to $706.1 million for the six months ended September 26, 2026, reflecting favorable foreign currency effects of $6.8 million. Additionally, our operating results during the six-month periods ended September 26, 2026 and September 27, 2025 were negatively impacted by net restructuring-related charges and certain other charges totaling $4.4 million and $56.6 million, respectively. Operating income as a percentage of net revenues was 17.0% for the six months ended September 26, 2026, reflecting a 310 basis point increase from the prior fiscal year period. The increase in operating income as a percentage of net revenues was primarily driven by the increase in our gross margin, partly offset by an increase in SG&A expenses as a percentage of net revenues.
Operating income and margin for our segments, as well as a discussion of the changes in each reportable segment's operating margin from the comparable prior fiscal year period, are provided below:

	Six Months Ended
	September 26, 2026		September 27, 2025
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
North America	$357.0	22.0%	$297.1	20.0%	$59.9	200	bps
Europe	361.4	28.0	348.5	28.0	12.9	—	bps
Asia	354.3	30.5	256.6	27.9	97.7	260	bps
Other non-reportable segments	66.8	87.7	68.9	87.4	(2.1)	30	bps
Total segment operating income	1,139.5		971.1		168.4
Corporate expenses, net	(345.4)		(395.2)		49.8
Restructuring and other charges, net(a)	(88.0)		(56.6)		(31.4)
Total operating income	$706.1	17.0%	$519.3	13.9%	$186.8	310	bps

(a)See discussion above for additional information related to restructuring and other charges, net recorded during the fiscal periods presented.
North America operating margin improved by 200 basis points, primarily due to an increase of 210 basis points in gross margin, partly offset by an increase of 10 basis points in SG&A expense as a percentage of net revenues, which included higher marketing expenses.
Europe operating margin was unchanged, with an increase of 230 basis points in gross margin offset by an increase in SG&A expenses as a percentage of net revenues, which included higher marketing expenses. The operating margin was inclusive of favorable foreign currency effects of 60 basis points.
Asia operating margin improved by 260 basis points, primarily due to a reduction of 220 basis points in SG&A expenses as a percentage of net revenues and an increase of 40 basis points in gross margin.
Corporate expenses decreased by $49.8 million to $345.4 million during the six months ended September 26, 2026 as compared to the prior fiscal year. The decrease in corporate expenses was primarily due to non-routine gross profit adjustments of $82.3 million related to IEEPA tariff refunds (a portion of which was used for charitable donations, as previously discussed), partly offset by higher compensation-related expenses of $17.0 million and consulting and professional fees of $12.7 million.
Non-operating Income (Expense), Net. During the six months ended September 26, 2026, we reported non-operating income, net of $5.3 million as compared to $1.5 million during the six months ended September 27, 2025.

Income Tax Provision. The income tax provision and effective tax rate for the six months ended September 26, 2026 were $152.6 million and 21.5%, respectively, compared to $92.9 million and 17.8%, respectively, for the six months ended September 27, 2025. The $59.7 million increase in our income tax provision was primarily driven by an increase in our pretax income, as well as the 370 basis point increase in our effective tax rate. The increase in our effective tax rate was due to the net unfavorable impact of uncertain tax positions, the tax impacts of compensation-related adjustments, the lower benefit from foreign-derived deduction eligible income and the unfavorable tax impact of earnings generated in higher taxed jurisdictions, partly offset by the favorable impact of permanent adjustments and tax credits. See Note 8 to the accompanying consolidated financial statements.
Net Income.    Net income increased to $558.8 million for the six months ended September 26, 2026, from $427.9 million for the six months ended September 27, 2025. The $130.9 million increase in net income was primarily due to the increase in our operating income, partly offset by the increase in our income tax provision, both as previously discussed. Additionally, our operating results during the six-month periods ended September 26, 2026 and September 27, 2025 were negatively impacted by net restructuring-related charges and certain other charges totaling $4.4 million and $56.6 million, respectively, which had an after-tax effect of reducing net income by $4.9 million and $44.7 million, respectively.
Net Income per Diluted Share.    Net income per diluted share increased to $9.15 for the six months ended September 26, 2026, from $6.85 for the six months ended September 27, 2025. The $2.30 per share increase was primarily driven by the higher level of net income, as previously discussed, and lower weighted-average diluted shares outstanding during the six months ended September 26, 2026 driven by our share repurchases during the last twelve months. In addition, net income per diluted share for the six-month periods ended September 26, 2026 and September 27, 2025 was negatively impacted by $0.08 per share and $0.71 per share, respectively, attributable to net restructuring-related charges and certain other charges, as previously discussed.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of September 26, 2026 and March 28, 2026:

	September 26, 2026	March 28, 2026	$ Change
	(millions)
Cash and cash equivalents	$1,426.1	$1,988.0	$(561.9)
Short-term investments	395.7	77.0	318.7
Long-term debt(a)	(1,240.0)	(1,238.9)	(1.1)
Net cash and short-term investments	$581.8	$826.1	$(244.3)
Equity	$2,729.8	$2,841.4	$(111.6)

(a)See Note 9 to the accompanying consolidated financial statements for discussion of the carrying amounts of our debt.
The decrease in our net cash and short-term investments position at September 26, 2026 as compared to March 28, 2026 was primarily due to our use of cash to support Class A common stock repurchases of $626.6 million, including $126.6 million of share withholdings in satisfaction of tax obligations related to the vesting of stock-based compensation awards, to make dividend payments of $114.4 million, and to invest in our business through $114.2 million in capital expenditures, partly offset by our operating cash flows of $618.2 million.
The decrease in our equity was attributable to our share repurchase activity and dividends declared during the six months ended September 26, 2026, partly offset by our comprehensive income and the net impact of stock-based compensation arrangements.
Cash Flows
The following table details our cash flows for the six-month periods ended September 26, 2026 and September 27, 2025:

	Six Months Ended
	September 26, 2026	September 27, 2025	$ Change
	(millions)
Net cash provided by operating activities	$618.2	$229.3	$388.9
Net cash used in investing activities	(432.2)	(309.8)	(122.4)
Net cash used in financing activities	(753.1)	(459.2)	(293.9)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	6.0	60.3	(54.3)
Net decrease in cash, cash equivalents, and restricted cash	$(561.1)	$(479.4)	$(81.7)
Net Cash Provided by Operating Activities.    Net cash provided by operating activities was $618.2 million during the six months ended September 26, 2026, as compared to $229.3 million during the six months ended September 27, 2025. The $388.9 million net increase in cash provided by operating activities was due to a net favorable change related to our operating assets and liabilities, including our working capital, and an increase in net income before non-cash charges, as compared to the prior fiscal year period.
The net favorable change related to our operating assets and liabilities, including our working capital, was primarily driven by:
•a year-over-year decrease in our inventory levels, with prior year's inventory balance elevated due to the tariff impacts in North America and earlier timing of receipts in Europe; and

•a favorable change in income tax receivables and payables driven by lower tax payments due to the absence of certain non-routine tax transactions that occurred in the prior year, as well as the timing of tax payments, partly offset by the higher level of pretax income.
Net Cash Used in Investing Activities.    Net cash used in investing activities was $432.2 million during the six months ended September 26, 2026, as compared to $309.8 million during the six months ended September 27, 2025. The $122.4 million net increase in cash used in investing activities was primarily driven by:
•a $280.1 million increase in purchases of investments, less proceeds from sales and maturities of investments. During the six months ended September 26, 2026, we made net investment purchases of $314.8 million, as compared to $34.7 million during the six months ended September 27, 2025.
This increase in cash used in investing activities was partly offset by:
•a $166.9 million decrease in capital expenditures. During the six months ended September 26, 2026, we spent $114.2 million on capital expenditures, as compared to $281.1 million during the six months ended September 27, 2025. Our capital expenditures in both periods primarily related to store openings and renovations, corporate office renovations, and enhancements to our information technology systems, with the six months ended September 27, 2025 also including the strategic purchases of real estate.
Net Cash Used in Financing Activities.    Net cash used in financing activities was $753.1 million during the six months ended September 26, 2026, as compared to $459.2 million during the six months ended September 27, 2025. The $293.9 million net increase in cash used in financing activities was primarily driven by:
•a $190.7 million increase in cash used to repurchase shares of our Class A common stock. During the six months ended September 26, 2026, we used $500.0 million to repurchase shares of our Class A common stock pursuant to our common stock repurchase program, and an additional $126.6 million in shares of our Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our long-term stock incentive plans. On a comparative basis, during the six months ended September 27, 2025, we used $313.1 million to repurchase shares of our Class A common stock pursuant to our common stock repurchase program, and an additional $122.8 million in shares of our Class A common stock were surrendered or withheld for taxes.
•a $98.2 million decrease in cash proceeds from the issuance of long-term debt, less debt repayments. During the six months ended September 26, 2026, we did not issue or repay any debt. On a comparative basis, during the six months ended September 27, 2025, we received $498.2 million in proceeds from our issuance of the 5.000% Senior Notes (as defined below), a portion of which was used to repay $400 million of our 3.750% unsecured senior notes that matured in September 2025.
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
During the six months ended September 26, 2026, we generated $618.2 million of net cash flows from our operations. As of September 26, 2026, we had $1.822 billion in cash, cash equivalents, and short-term investments, of which $1.413 billion were held by our subsidiaries domiciled outside the U.S. We are not dependent on foreign cash to fund our domestic operations. Undistributed foreign earnings generated on or before December 31, 2017 that were subject to the one-time mandatory transition tax in connection with U.S. tax legislation commonly referred to as the Tax Cuts and Jobs Act are not considered to be permanently reinvested and may be repatriated to the U.S. in the future with minimal or no additional U.S. taxation. We intend to permanently reinvest undistributed foreign earnings generated after December 31, 2017 that were not subject to the one-time mandatory transition tax. However, if our plans change and we choose to repatriate post-2017 earnings to the U.S. in the future, we would be subject to applicable U.S. and foreign taxes.

The following table presents the total availability, utilization, and remaining availability under our credit facilities and Commercial Paper Program as of September 26, 2026:

	September 26, 2026
Description(a)	Total Availability	Amounts Utilized		Remaining Availability
	(millions)
Global Credit Facility and Commercial Paper Program(b)	$750	$9	(c)	$741
Pan-Asia Credit Facilities	37	2	(c)	35

(a)As defined in Note 9 to the accompanying consolidated financial statements.
(b)Borrowings under the Commercial Paper Program are supported by the Global Credit Facility. Combined borrowings under the Commercial Paper Program and the Global Credit Facility are limited to $750 million.
(c)Represents letters of credit and bank guarantees under the Global Credit Facility and Pan-Asia Credit Facilities, respectively, for which we were contingently liable as of September 26, 2026.
We believe that the Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of September 26, 2026, there were six financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 25%. In accordance with the terms of the agreement, we have the ability to expand our borrowing availability under the Global Credit Facility to $1.500 billion through the full term of the facility, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments.
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
Supplier Finance Program
We support a voluntary supplier finance program which provides certain of our inventory suppliers the opportunity, at their sole discretion, to sell their receivables due from us (which generally have 90-day payment terms) to a participating financial institution for a discounted payment amount made earlier than the payment terms stipulated between us and the supplier. Our vendor payment terms and amounts due are not impacted by a supplier's decision to participate in the program. We have not pledged any assets and do not provide guarantees under the supplier finance program. Our payment obligations outstanding under our supplier finance program were $243.2 million and $172.1 million as of September 26, 2026 and March 28, 2026, respectively, and were recorded within accounts payable in the consolidated balance sheets.

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
The Global Credit Facility contains a number of covenants, as described in Note 9 to the accompanying consolidated financial statements. As of September 26, 2026, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility. The Pan-Asia Credit Facilities do not contain any financial covenants.
See Note 9 to the accompanying consolidated financial statements and Note 10 of the Fiscal 2026 10-K for additional information relating to our debt and covenant compliance.
Common Stock Repurchase Program
On May 15, 2025, our Board of Directors approved an expansion of our existing common stock repurchase program that allows us to repurchase up to an additional $1.500 billion of our Class A common stock, excluding related excise taxes. As of September 26, 2026, remaining availability under our common stock repurchase program was approximately $852 million. Repurchases of shares of our Class A common stock are subject to overall business and market conditions.
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
We intend to continue to pay regular dividends on our common stock. However, any decision to declare and pay dividends will ultimately be made at the discretion of our Board of Directors and will depend on our results of operations, cash requirements, financial condition, and other factors that the Board of Directors deems relevant, including economic and market conditions.
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
Given our use of derivative instruments, we are exposed to the risk that the counterparties to such contracts will fail to meet their contractual obligations. To mitigate such counterparty credit risk, it is our policy to only enter into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. Our established policies and procedures for mitigating credit risk include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties, when possible, to further mitigate credit risk. As a result of the above considerations, we do not believe that we are exposed to undue concentration of counterparty risk with respect to our derivative contracts as of September 26, 2026. However, we do have in aggregate $10.1 million of derivative instruments in net asset positions held across four creditworthy financial institutions as of September 26, 2026.
Foreign Currency Risk Management
We manage our exposure to changes in foreign currency exchange rates using forward foreign currency exchange and cross-currency swap contracts. Refer to Note 11 to the accompanying consolidated financial statements for a summary of the notional amounts and fair values of our outstanding forward foreign currency exchange and cross-currency swap contracts, as well as the impact on earnings and other comprehensive income of such instruments as of September 26, 2026.
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
Investment Risk Management
As of September 26, 2026, we had cash and cash equivalents on-hand of $1.426 billion, consisting of deposits in interest bearing accounts, investments in money market deposit accounts, and investments in time deposits with original maturities of 90 days or less. Our other significant investments included $395.7 million of short-term investments, consisting of investments in time deposits with original maturities greater than 90 days.
We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed in Note 3 to the accompanying consolidated financial statements. Our investment objectives include capital preservation, maintaining adequate liquidity, diversification to minimize liquidity and credit risk, and achievement of maximum returns within the guidelines set forth in our investment policy. See Note 11 to the accompanying consolidated financial statements for further detail of the composition of our investment portfolio as of September 26, 2026.
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
Goodwill Impairment Assessment
We performed our annual assessment of the recoverability of goodwill assigned to our reporting units using a quantitative approach as of the beginning of the second quarter of Fiscal 2027. The estimated fair values of our reporting units, which were determined with the assistance of an independent third-party valuation firm using discounted cash flows and market comparisons, significantly exceeded their respective carrying amounts; no reporting unit was considered at risk of impairment. Accordingly, no goodwill impairment charges were recorded.
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
We have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 under the supervision and with the participation of management, including our principal executive and principal financial officers, based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our principal executive and principal financial officers have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of September 26, 2026.
There has been no change in the Company's internal control over financial reporting during the fiscal quarter ended September 26, 2026 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
No shares of the Company's Class B common stock were converted into Class A common stock during the three months ended September 26, 2026.
(b)    Not Applicable
(c)Stock Repurchases
The following table summarizes repurchases of shares of the Company's Class A common stock during the three months ended September 26, 2026:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(a)
					(millions)
June 28, 2026 to July 25, 2026	—		$—	—	$1,102
July 26, 2026 to August 22, 2026	392,125	(b)	384.99	260,487	1,002
August 23, 2026 to September 26, 2026	433,229	(c)	347.31	431,855	852
	825,354			692,342

(a)On May 15, 2025 the Company's Board of Directors approved an expansion of the common stock repurchase program that allows the Company to repurchase up to an additional $1.500 billion of Class A common stock. Repurchases of shares of the Company's Class A common stock are subject to overall business and market conditions.
(b)Includes 131,638 shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.
(c)Includes 1,374 shares surrendered to or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under its long-term stock incentive plans.

Item 5.    Other Information.
During the three months ended September 26, 2026, none of our directors or officers (as defined in Item 408 of Regulation S-K of the Securities Exchange Act) adopted or terminated "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements" (each term as defined in Item 408 of Regulation S-K of the Securities Exchange Act) other than Patrice Louvet, President and Chief Executive Officer, who adopted a new Rule 10b5-1 trading arrangement on August 14, 2026. Mr. Louvet's trading arrangement provides for the sale of up to an aggregate of 35,000 shares of Class A common stock until February 13, 2027.
Item 6.    Exhibits.

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1/A (File No. 333-24733) filed June 10, 1997)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed August 16, 2011)
3.3	Fifth Amended and Restated By-Laws of the Company (filed as Exhibit 3.3 to the Form 10-K filed May 23, 2024)
10.1*	Amendment No. 2 to the Employment Agreement, dated November 2, 2026 between the Company and Justin Picicci†
10.2*	Amendment No. 3 to the Amended and Restated Employment Agreement, dated November 2, 2026 between the Company and Halide Alagoz†
31.1*	Certification of Principal Executive Officer pursuant to 17 CFR 240.13a-14(a)
31.2*	Certification of Principal Financial Officer pursuant to 17 CFR 240.13a-14(a)
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: November 5, 2026

